Form 10-K
period 2013-12-31
MORGAN STANLEY
filed 2014-02-25
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2013

Commission File Number 1-11758

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1585 Broadway New York, NY 10036 (Address of principal executive offices, including zip code)	36-3145972 (I.R.S. Employer Identification No.)	(212) 761-4000 (Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, $0.01 par value	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
5 3/4% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VI (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.45% Capital Securities of Morgan Stanley Capital Trust VIII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
Market Vectors ETNs due March 31, 2020 (2 issuances); Market Vectors ETNs due April 30, 2020 (2 issuances)	NYSE Arca, Inc.
Morgan Stanley Cushing® MLP High Income Index ETNs due March 21, 2031	NYSE Arca, Inc.
Morgan Stanley S&P 500 Crude Oil Linked ETNs due July 1, 2031	NYSE Arca, Inc.

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

Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of June 28, 2013, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $45,831,657,254. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of January 31, 2014, there were 1,975,673,438 shares of Registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2014 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

for the year ended December 31, 2013

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

•

the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary) and legal and regulatory actions in the United States (“U.S.”) and worldwide;

•	the level and volatility of equity, fixed income and commodity prices, interest rates, currency values and other market indices;

•	the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt;

•	investor, consumer and business sentiment and confidence in the financial markets;

•	the performance of our acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements;

•	our reputation;

•	inflation, natural disasters and acts of war or terrorism;

•	the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations;

•	the effectiveness of our risk management policies;

•	technological changes and risks, including cybersecurity risks; and

•	other risks and uncertainties detailed under “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and elsewhere throughout this report.

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

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides its products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. The Company is a financial holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At December 31, 2013, the Company had 55,794 employees worldwide. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Company,” “we,” “us” and “our” mean Morgan Stanley together with its consolidated subsidiaries.

Financial information concerning the Company, its business segments and geographic regions for each of the 12 months ended December 31, 2013 (“2013”), December 31, 2012 (“2012”) and December 31, 2011 (“2011”) is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

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

You can access information about the Company’s corporate governance at www.morganstanley.com/about/company/governance. The Company’s Corporate Governance webpage includes the Company’s Amended and Restated Certificate of Incorporation; Amended and Restated Bylaws; charters for its Audit Committee; Compensation, Management Development and Succession Committee; Nominating and Governance Committee; Operations and Technology Committee; and Risk Committee; Corporate Governance Policies; Policy Regarding Communication with the Board of Directors; Policy Regarding Director Candidates Recommended by Shareholders; Policy Regarding Corporate Political Activities; Policy Regarding Shareholder Rights Plan; Code of Ethics and Business Conduct; Code of Conduct; and Integrity Hotline information.

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

Financial Advisory Services.    The Company provides corporate and other institutional clients globally with advisory services on key strategic matters, such as mergers and acquisitions, divestitures, joint ventures, corporate restructurings, recapitalizations, spin-offs, exchange offers and leveraged buyouts and takeover defenses as well as shareholder relations. The Company also provides advice and services concerning rights offerings, dividend policy, valuations, foreign exchange exposure, financial risk management strategies and financial planning. In addition, the Company furnishes advice and services regarding project financings and provides advisory services in connection with the purchase, sale, leasing and financing of real estate.

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

Sales and Trading Activities.

The Company conducts sales, trading, financing and market-making activities on securities, swaps and futures, both on exchanges and in over-the-counter (“OTC”), markets around the world. The Company’s Institutional Securities sales and trading activities comprise Institutional Equity; Fixed Income and Commodities; Research; and Investments.

Institutional Equity.    The Company acts as agent and principal (including as a market-maker) in executing transactions globally in cash equity and equity-related products, including common stock, ADRs, global depositary receipts and exchange-traded funds.

The Company acts as agent and principal (including as a market-maker) in executing transactions globally in equity derivatives and equity-linked or related products, including options, equity swaps, warrants, structured notes and futures on individual securities, indices and baskets of securities and other equity-related products. The Company offers prime brokerage services to clients, including consolidated clearance, settlement, custody, financing and portfolio reporting. In addition, the Company provides wealth management services to ultra-high net worth and high net worth clients in select regions outside the U.S.

Fixed Income and Commodities.    The Company trades, invests and makes markets in fixed income securities and related products globally, including, among other products, investment and non-investment grade corporate debt; distressed debt; bank loans; U.S. and other sovereign securities; emerging market bonds and loans; convertible bonds; collateralized debt obligations; credit, currency, interest rate and other fixed income-linked notes; securities issued by structured investment vehicles; mortgage-related and other asset-backed securities and real estate-loan products; municipal securities; preferred stock and commercial paper; and money-market and other short-term securities. The Company is a primary dealer of U.S. federal government securities and a member of the selling groups that distribute various U.S. agency and other debt securities. The Company is also a primary dealer or market-maker of government securities in numerous European, Asian and emerging market countries, as well as Canada.

The Company trades, invests and makes markets globally in listed swaps and futures and OTC cleared and uncleared swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indexes, asset-backed security indexes, property indexes, mortgage-related and other asset-backed securities and real estate loan products.

The Company trades, invests and makes markets in major foreign currencies, such as the British pound, Canadian dollar, euro, Japanese yen and Swiss franc, as well as in emerging markets currencies. The Company trades these currencies on a principal basis in the spot, forward, option and futures markets.

Through the use of repurchase and reverse repurchase agreements, the Company acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions. The Company also provides financing to customers for commercial and residential real estate loan products and other securitizable asset classes, and distributes such securitized assets to investors. In addition, the Company engages in principal securities lending with clients, institutional lenders and other broker-dealers.

The Company advises on investment and liability strategies and assists corporations in their debt repurchases and planning. The Company structures debt securities, derivatives and other instruments with risk/return factors designed to suit client objectives, including using repackaged asset and other structured vehicles through which clients can restructure asset portfolios to provide liquidity or reconfigure risk profiles.

The Company trades, invests and makes markets in the spot, forward, OTC cleared and uncleared swaps, options and futures markets in several commodities, including metals (base and precious), agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas and related products and indices. The Company offers counterparties hedging programs relating to production, consumption, reserve/inventory management and structured transactions, including energy-contract securitizations and monetization. The Company is an electricity power marketer in the U.S. and owns electricity-generating facilities in the U.S.

The Company owns TransMontaigne Inc. and its subsidiaries, a group of companies operating in the refined petroleum products marketing and distribution business, and owns a minority interest in Heidmar Holdings LLC, which owns a group of companies that provide international marine transportation and U.S. marine logistics services. On December 20, 2013, the Company and a subsidiary of Rosneft Oil Company (“Rosneft”) entered into a Purchase Agreement pursuant to which the Company will sell the global oil merchanting unit of its commodities division to Rosneft. The transaction includes the sale of the Company’s minority interest in Heidmar Holdings LLC. The transaction is subject to regulatory approvals and other customary conditions and is expected to close in the second half of 2014. Also on December 20, 2013, the Company announced it is exploring strategic options for its stake in TransMontaigne Inc. and its subsidiaries.

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

The Company sponsors and manages investment vehicles and separate accounts for clients seeking exposure to private equity, infrastructure, mezzanine lending and real estate-related and other alternative investments. The Company may also invest in and provide capital to such investment vehicles. See also “Investment Management” herein.

Operations and Information Technology.

The Company’s Operations and Information Technology departments provide the process and technology platform required to support Institutional Securities sales and trading activity, including post-execution trade processing and related internal controls over activity from trade entry through settlement and custody, such as asset servicing. This support is provided for listed and OTC transactions in commodities, equity and fixed income securities, including both primary and secondary trading, as well as listed, OTC and structured derivatives in markets around the world. This activity is undertaken through the Company’s own facilities, through membership in various clearing and settlement organizations, and through agreements with unaffiliated third parties.

Wealth Management.

The Company’s Wealth Management business segment provides comprehensive financial services to clients through a network of more than 16,700 global representatives in 649 locations at year-end. As of December 31, 2013, Wealth Management had $1,909 billion in client assets.

Clients.

Wealth Management professionals serve individual investors and small-to-medium sized businesses and institutions with an emphasis on ultra-high net worth, high net worth and affluent investors. Wealth Management representatives are located in branches across the U.S. and provide solutions designed to accommodate the individual investment objectives, risk tolerance and liquidity needs of investors residing in and outside the U.S. Call centers are available to meet the needs of emerging affluent clients.

Products and Services.

Wealth Management provides clients with a comprehensive array of financial solutions, including products and services from the Company and third-party providers, such as other financial institutions, insurance companies and mutual fund families. Wealth Management provides brokerage and investment advisory services covering various types of investments, including equities, options, futures, foreign currencies, precious metals, fixed income securities, mutual funds, structured products, alternative investments, unit investment trusts, managed futures, separately managed accounts and mutual fund asset allocation programs. Wealth Management also engages in fixed income principal trading, which primarily facilitates clients’ trading or investments in such securities. In addition, Wealth Management offers education savings programs, financial and wealth planning services, and annuity and other insurance products.

In addition, Wealth Management offers its clients access to several cash management services through various banks and other third parties, including deposits, debit cards, electronic bill payments and check writing, as well as lending products through affiliates such as MSBNA and Morgan Stanley Private Bank, National Association (“MSPNA” and, together with MSBNA, the “Subsidiary Banks”), including securities-based lending, mortgage loans and home equity lines of credit. Wealth Management also offers access to trust and fiduciary services, offers access to cash management and commercial credit solutions to qualified small- and medium-sized businesses in the U.S., and provides individual and corporate retirement solutions, including individual retirement accounts and 401(k) plans and U.S. and global stock plan services to corporate executives and businesses.

Wealth Management provides clients a variety of ways to establish a relationship and conduct business, including brokerage accounts with transaction-based pricing and investment advisory accounts with asset-based fee pricing.

Operations and Information Technology.

The Operations and Information Technology departments provide the process and technology platform to support the Wealth Management business segment, including core securities processing, capital markets operations, product services, and alternative investments, margin, payments and related internal controls over activity from trade entry through settlement and custody. This activity is undertaken through the Company’s own facilities, through membership in various clearing and settlement organizations, and through agreements with affiliates and unaffiliated third parties.

Investment Management.

The Company’s Investment Management business segment, consisting of Traditional Asset Management, Merchant Banking and Real Estate Investing activities, is one of the largest global investment management organizations of any full-service financial services firm and offers clients a broad array of equity, fixed income and alternative investments and merchant banking strategies. Portfolio managers located in the U.S., Europe and Asia manage investment products ranging from money market funds to equity and fixed income strategies, alternative investment and merchant banking products in developed and emerging markets across geographies and market cap ranges.

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

Merchant Banking and Real Estate Investing.

The Company offers a range of alternative investment, real estate investing and merchant banking products for institutional investors and high net worth individuals. The Company’s alternative investments platform includes funds of hedge funds, funds of private equity and real estate funds and portable alpha strategies. The Company’s alternative investments platform also includes minority stakes in Lansdowne Partners and Avenue Capital Group. The Company’s real estate and merchant banking businesses include its real estate investing business, private equity funds, corporate mezzanine debt investing group and infrastructure investing group. The Company typically acts as general partner of, and investment adviser to, its alternative investment, real estate and merchant banking funds and typically commits to invest a minority of the capital of such funds with subscribing investors contributing the majority.

Operations and Information Technology.

The Company’s Operations and Information Technology departments provide or oversee the process and technology platform required to support its Investment Management business segment, including transfer agency, mutual fund accounting and administration, transaction processing and certain fiduciary services on behalf of institutional, intermediary and high net worth clients. This activity is undertaken through the Company’s own facilities, through membership in various clearing and settlement organizations, and through agreements with unaffiliated third parties.

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

Institutional Securities and Wealth Management.

The Company’s competitive position for its Institutional Securities and Wealth Management business segments depends on innovation, execution capability and relative pricing. The Company competes directly in the U.S. and globally with other securities and financial services firms and broker-dealers and with others on a regional or product basis.

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

The Company has experienced intense price competition in some of its businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions and comparable fees. The trend toward direct access to automated, electronic markets will likely increase as additional markets move to more automated trading platforms. It is possible that the Company will experience competitive pressures in these and other areas in the future as some of its competitors may seek to obtain market share by reducing prices (in the form of commissions or pricing).

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

Supervision and Regulation.

As a major financial services firm, the Company is subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where it conducts its business. Moreover, in response to the 2007–2008 financial crisis, legislators and regulators, both in the U.S. and worldwide, are in the process of adopting, finalizing and implementing a wide range of reforms that will result in major changes to the way the Company is regulated and conducts its business. It will take time for the comprehensive effects of these reforms to emerge and be understood.

Regulatory Outlook.

The Dodd-Frank Act was enacted on July 21, 2010. While certain portions of the Dodd-Frank Act became effective immediately, most other portions are effective following transition periods or through numerous rulemakings by multiple governmental agencies, and although a large number of rules have been proposed, many are still subject to final rulemaking or transition periods. U.S. regulators also plan to propose additional regulations to implement the Dodd-Frank Act. Accordingly, it remains difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally. In addition, various international developments, such as the adoption of or further revisions to risk-based capital, leverage and liquidity standards by the Basel Committee on Banking Supervision (the “Basel Committee”), including Basel III, and the implementation of those standards in jurisdictions in which the Company operates, will continue to impact the Company in the coming years.

It is likely that 2014 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

Financial Holding Company.

Consolidated Supervision.

The Company has operated as a bank holding company and financial holding company under the BHC Act since September 2008. As a bank holding company, the Company is subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve. As a result of the Dodd-Frank Act, the Federal Reserve also gained heightened authority to examine, prescribe regulations and take action with respect to all of the Company’s subsidiaries. In particular, as a result of the Dodd-Frank Act, the Company is, or will become, subject to (among other things) significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and plans for expansion of those businesses, to new activities limitations, to a systemic risk regime that will impose heightened capital and liquidity requirements, to new restrictions on activities and investments imposed by a section of the BHC Act added by the Dodd-Frank Act referred to as the “Volcker Rule” and to comprehensive new derivatives regulation. In addition, the Consumer Financial Protection Bureau has primary rulemaking, enforcement and examination authority over the Company and its subsidiaries with respect to federal consumer protection laws, to the extent applicable.

Scope of Permitted Activities.    The BHC Act places limits on the activities of bank holding companies and financial holding companies, and grants the Federal Reserve authority to limit the Company’s ability to conduct activities. The Company must obtain Federal Reserve Board approval before engaging in certain banking and other financial activities both in the U.S. and internationally. Since becoming a bank holding company in September 2008, the Company has disposed of certain nonconforming assets and conformed certain activities to the requirements of the BHC Act.

In addition, the Company continues to engage in discussions with the Federal Reserve regarding its commodities activities, as the BHC Act also grandfathers “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that the Company was engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions that are within the Company’s reasonable control are satisfied. If the Federal Reserve were to determine that any of the Company’s commodities activities did not qualify for the BHC Act grandfather exemption, then the Company would likely be required to divest any such activities that did not otherwise conform to the BHC Act. At this time, the Company believes, based on its interpretation of applicable law, that (i) such commodities activities qualify for the BHC Act grandfather exemption or otherwise conform to the BHC Act and (ii) if the Federal Reserve were to determine otherwise, any required divestment would not have a material adverse impact on its financial condition. In January 2014, the Federal Reserve issued an advance notice of proposed rulemaking, which seeks public comment on certain matters related to financial holding companies’ physical commodity activities and merchant banking investments in nonfinancial companies.

Activities Restrictions under the Volcker Rule.    In December 2013, U.S. regulators issued final regulations to implement the Volcker Rule. The Volcker Rule will, over time, prohibit “banking entities,” including the Company and its affiliates, from engaging in certain prohibited “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market making-related activities, risk mitigating hedging and certain other activities. The Volcker Rule will also require banking entities to either restructure or unwind certain investments and relationships with “covered funds,” as defined in the Volcker Rule. Banking entities have until July 21, 2015 to bring all of their activities and investments into conformance with the Volcker Rule, subject to possible extensions. The Volcker Rule requires banking entities to establish comprehensive compliance programs designed to help ensure and monitor compliance with restrictions under the Volcker Rule.

The Company is continuing its review of activities that may be affected by the Volcker Rule, including its trading operations and asset management activities, and is taking steps to establish the necessary compliance programs to comply with the Volcker Rule. The Company had already taken certain steps to comply with the Volcker Rule prior to the issuance of final regulations, including, for example, the divestiture of its in-house proprietary quantitative trading unit in January 2013. Given the complexity of the new framework, the full impact of the Volcker Rule is still uncertain, and will ultimately depend on the interpretation and implementation by the five regulatory agencies responsible for its oversight.

Capital and Liquidity Standards.    The Federal Reserve establishes capital requirements for the Company and evaluates its compliance with such capital requirements. The Office of the Comptroller of the Currency (the “OCC”) establishes similar capital requirements and standards for the Company’s Subsidiary Banks. Under existing capital regulations, for the Company to remain a financial holding company, its Subsidiary Banks must qualify as “well-capitalized” by maintaining a total risk-based capital ratio (total capital to risk-weighted assets) of at least 10% and a Tier 1 risk-based capital ratio of at least 6%. To maintain its status as a financial holding company, the Company is also required to be “well-capitalized” by maintaining these capital ratios. Effective January 1, 2015, the “well-capitalized” standard for the Company’s Subsidiary Banks will be revised to reflect the higher capital requirements in the U.S. Basel III final rule, as defined below. The Federal Reserve may require the Company and its peer financial holding companies to maintain risk and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans. In addition, under the Federal Reserve and OCC’s leverage capital rules, the Company and the Subsidiary Banks are subject to a minimum Tier 1 leverage ratio (Tier 1 capital to average total consolidated assets) of 4%.

As of December 31, 2013, the Company calculated its capital ratios and risk-weighted assets in accordance with the existing capital adequacy standards for financial holding companies adopted by the Federal Reserve. These existing capital standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulations incorporating the Basel II Accord, which requires internationally active U.S. banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee’s market risk capital framework, referred to as “Basel 2.5,” became effective, which increased the capital requirements for securitizations and correlation trading within the Company’s trading book, as well as incorporated add-ons for stressed Value-at-Risk and incremental risk requirements.

In December 2010, the Basel Committee reached an agreement on Basel III. In July 2013, the U.S. banking regulators promulgated final rules to implement many aspects of Basel III (the “U.S. Basel III final rule”). The Company became subject to the U.S. Basel III final rule on January 1, 2014. Certain requirements in the U.S. Basel III final rule, including the minimum risk-based capital ratios and new capital buffers, will commence or be phased in over several years.

The U.S. Basel III final rule contains new capital standards that raise capital requirements, strengthen counterparty credit risk capital requirements, introduce a leverage ratio as a supplemental measure to the risk-based ratio and replace the use of externally developed credit ratings with alternatives such as the Organisation for Economic Co-operation and Development’s country risk classifications. Under the U.S. Basel III final rule, the Company is subject, on a fully phased-in basis, to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 8%.

The Company is also subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed, up to a 2.5% Common Equity Tier 1 countercyclical buffer, on a fully phased-in basis by 2019. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. In addition, certain new items will be deducted from Common Equity Tier 1 capital and certain existing deductions will be modified. The majority of these capital deductions is subject to a phase-in schedule and will be fully phased in by 2018. Under the U.S. Basel III final rule, unrealized gains and losses on available-for-sale securities will be reflected in Common Equity Tier 1 capital, subject to a phase-in schedule.

U.S. banking regulators have published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Currently, this minimum “capital floor” is based on Basel I. Beginning on January 1, 2015, the U.S. Basel III final rule will replace the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes. The “capital floor” applies to the calculation of minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed, the countercyclical capital buffer.

On February 21, 2014, the Federal Reserve and the OCC approved the Company’s and the Subsidiary Banks’ respective use of the U.S. Basel III advanced internal ratings-based approach for determining credit risk capital requirements and advanced measurement approaches for determining operational risk capital requirements (collectively, the “advanced approaches method”) to calculate and publicly disclose their risk-based capital ratios beginning with the second quarter of 2014, subject to the “capital floor” discussed above. One of the stipulations for this approval is that the Company will be required to satisfy certain conditions, as agreed to with the regulators, regarding the modeling used to determine its estimated risk-weighted assets associated with operational risk.

In addition to the U.S. Basel III final rule, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for certain bank holding companies, including the Company. The Federal Reserve has indicated that it intends to address this requirement by implementing the Basel Committee’s capital surcharge for global systemically important banks (“G-SIBs”). The Financial Stability Board (“FSB”) has provisionally identified the G-SIBs and assigned each G-SIB a Common Equity Tier 1 capital surcharge ranging from 1.0% to 2.5% of risk-weighted assets. The Company is provisionally assigned a G-SIB capital surcharge of 1.5%. The FSB has stated that it intends to update the list of G-SIBs annually.

The U.S. Basel III final rule also subjects certain banking organizations, including the Company, to a minimum supplementary leverage ratio of 3% beginning on January 1, 2018. In January 2014, the Basel Committee finalized revisions to the denominator of the Basel III leverage ratio. The revised denominator differs from the supplementary leverage ratio in the treatment of, among other things, derivatives, securities financing transactions and other off-balance sheet items. U.S. banking regulators may issue regulations to implement the revised Basel III leverage ratio.

The U.S. banking regulators have also proposed a rule to implement enhanced supplementary leverage standards for certain large bank holding companies and their subsidiary insured depository institutions, including the Company and the Subsidiary Banks. Under this proposal, a covered bank holding company would need to maintain a leverage buffer of Tier 1 capital of greater than 2% in addition to the 3% minimum (for a total of greater than 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. This proposal would further establish a “well-capitalized” threshold based on a supplementary leverage ratio of 6% for insured depository institution subsidiaries, including the Subsidiary Banks. If this proposal is adopted, its requirements would become effective on January 1, 2018 with public disclosure of the ratio required beginning in 2015.

The Basel Committee has developed two standards intended for use in liquidity risk supervision, the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”). The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover net cash outflows arising from significant stress over 30 calendar days. This standard’s objective is to promote the short-term resilience of the liquidity risk profile of banks and bank holding companies. The NSFR has a time horizon of one year and is defined as the ratio of the amount of available stable funding to the amount of required stable funding. This standard’s objective is to promote resilience over a longer time horizon. In January 2014, the Basel Committee proposed revisions to the original December 2010 version of the NSFR and continues to contemplate the introduction of the NSFR, including any final revisions, as a minimum standard by January 1, 2018.

In October 2013, the U.S. banking regulators proposed a rule to implement the LCR in the U.S. (“U.S. LCR proposal”). The U.S. LCR proposal would apply to the Company and the Subsidiary Banks. The U.S. LCR proposal is more stringent in certain respects compared to the Basel Committee’s version of the LCR, and includes a generally narrower definition of high-quality liquid assets, a different methodology for calculating net cash outflows during the 30-day stress period as well as a shorter, two-year phase-in period that ends on December 31, 2016. The Federal Reserve has also indicated that it may implement regulatory measures related to short-term wholesale funding.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Requirements” in Part II, Item 7 herein.

Capital Planning, Stress Tests and Dividends.    Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including the Company, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework. Under the Federal Reserve’s capital plan final rule, the Company must submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by the Company and the Federal Reserve.

The capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution (i.e., payments of dividends or stock repurchases), and any similar action that the Federal Reserve determines could impact the bank holding company’s consolidated capital. The capital plan must include a discussion of how the bank holding company will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under the U.S. Basel III final rule that are phased in over the planning horizon, and above a Tier 1 common risk-based capital ratio of 5%, and serve as a source of strength to its subsidiary U.S. depository institutions under supervisory stress scenarios. The capital plan final rule requires that such companies receive no objection from the Federal Reserve before making a capital distribution. In addition, even with an approved capital plan, the bank holding company must seek the approval of the Federal Reserve before making a capital distribution if, among other reasons, the bank holding company would not meet its regulatory capital requirements after making the proposed capital distribution. In addition to capital planning requirements, the OCC, the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Company and the Subsidiary Banks, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. All of these policies and other requirements could influence the Company’s ability to pay dividends and repurchase stock, or require it to provide capital assistance to the Subsidiary Banks under circumstances which the Company would not otherwise decide to do so.

The Company expects that, by March 31, 2014, the Federal Reserve will either object or provide a notice of non-objection to the Company’s 2014 capital plan that was submitted to the Federal Reserve on January 6, 2014.

In October 2012, the Federal Reserve issued its stress test final rule as required by the Dodd-Frank Act that requires the Company to conduct semi-annual company-run stress tests. Under this rule, the Company is required to publicly disclose the summary results of its company-run stress tests under the severely adverse economic scenario. The rule also subjects the Company to an annual supervisory stress test conducted by the Federal Reserve. The capital planning and stress testing requirements for large bank holding companies form part of the Federal Reserve’s annual CCAR process.

The Dodd-Frank Act also requires each of the Subsidiary Banks to conduct an annual stress test, although MSPNA was given an exemption by the OCC for the 2014 stress test. MSBNA submitted its 2014 annual company-run stress tests to the OCC and the Federal Reserve on January 6, 2014.

See also “—Capital and Liquidity Standards” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Requirements” in Part II, Item 7 herein.

Systemic Risk Regime. The Dodd-Frank Act established a regulatory framework applicable to financial institutions deemed to pose systemic risks. Bank holding companies with $50 billion or more in consolidated assets, such as the Company, became automatically subject to the systemic risk regime in July 2010. A new oversight body, the Financial Stability Oversight Council (the “Council”), can recommend prudential standards, reporting and disclosure requirements to the Federal Reserve for systemically important financial institutions, must approve any finding by the Federal Reserve that a financial institution poses a grave threat to financial stability and must undertake mitigating actions. The Council is also empowered to designate systemically important payment, clearing and settlement activities of financial institutions, subjecting them to prudential supervision and regulation and, assisted by the new Office of Financial Research within the U.S. Department of the Treasury (“U.S. Treasury”) (established by the Dodd-Frank Act), can gather data and reports from financial institutions, including the Company.

Pursuant to the Dodd-Frank Act, the Company must also provide to the Federal Reserve and FDIC, and MSBNA must provide to the FDIC, an annual plan for rapid and orderly resolution in the event of material financial distress. The Company and MSBNA submitted their most recent annual resolution plans to the Federal Reserve and the FDIC, as required, on October 1, 2013.

In February 2014, the Federal Reserve issued final rules to implement certain requirements of the Dodd-Frank Act’s systemic risk regime. Effective on January 1, 2015, the final rules will require bank holding companies with $50 billion or more in total consolidated assets, such as the Company, to conduct internal liquidity stress tests, maintain unencumbered highly liquid assets to meet projected net cash outflows for 30 days over the range of liquidity stress scenarios used in internal stress tests, and comply with various liquidity risk management requirements. In addition, the final rules will require institutions to comply with a range of risk management and corporate governance requirements, such as establishment of a risk committee of the board of directors and appointment of a chief risk officer, both of which the Company already has. Under the final rules, upon a grave threat determination by the Council, the Federal Reserve must require financial institutions subject to the systemic risk regime to maintain a debt-to-equity ratio of no more than 15-to-1 if the Council considers it necessary to mitigate the risk.

The systemic risk regime provides that, for institutions posing a grave threat to U.S. financial stability, the Federal Reserve, upon Council vote, must limit that institution’s ability to merge, restrict its ability to offer financial products, require it to terminate activities, impose conditions on activities or, as a last resort, require it to dispose of assets. The Federal Reserve also has the ability to establish further standards, including those regarding contingent capital, enhanced public disclosures, and limits on short-term debt, including off-balance sheet exposures.

In addition, the Federal Reserve has proposed rules that would limit the aggregate exposure of each bank holding company with $500 billion or more in total consolidated assets, such as the Company, and each company designated by the Council, to each other such institution to 10% of the aggregate capital and surplus of each institution, and limit the aggregate exposure of such institutions to any other unaffiliated counterparty to 25% of the institution’s aggregate capital and surplus. The proposed rules would also create a new early remediation framework to address financial distress or material management weaknesses determined with reference to four levels of early remediation, including heightened supervisory review, initial remediation, recovery, and resolution assessment, with specific limitations and requirements tied to each level. The Federal Reserve has stated that it will issue, at a later date, final rules establishing single counterparty credit limits and an early remediation framework.

See also “—Capital and Liquidity Standards” above and “—Orderly Liquidation Authority” below.

Orderly Liquidation Authority.    Under the Dodd-Frank Act, certain financial companies, including bank holding companies such as the Company and certain covered subsidiaries, can be subjected to resolution under a new orderly liquidation authority. The U.S. Treasury Secretary, in consultation with the President of the U.S., must first make certain extraordinary financial distress and systemic risk determinations, and action must be recommended by two-thirds of the FDIC Board and two-thirds of the Federal Reserve Board. Absent such actions, the Company as a bank holding company would remain subject to resolution under the U.S. Bankruptcy Code.

The orderly liquidation authority went into effect in July 2010, and rulemaking is proceeding in stages, with some regulations now finalized and others planned but not yet proposed. If the Company were subject to the orderly liquidation authority, the FDIC would be appointed receiver, which would give the FDIC considerable powers to resolve the Company, including (i) the power to remove officers and directors responsible for the Company’s failure and to appoint new directors and officers; (ii) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (iii) the ability to differentiate among creditors, including by treating junior creditors better than senior creditors, subject to a minimum recovery right to receive at least what they would have received in bankruptcy liquidation; and (iv) broad powers to administer the claims process to determine distributions from the assets of the receivership to creditors not transferred to a third party or bridge financial institution. In December 2013, the FDIC released its proposed single point of entry strategy for resolution of a systemically important financial institution under the orderly liquidation authority. The FDIC’s release outlines how it would use its powers under the orderly liquidation authority to resolve a systemically important financial institution by placing its top-tier U.S. holding company in receivership and keeping its operating subsidiaries open and out of insolvency proceedings by transferring the operating subsidiaries to a new bridge holding company, recapitalizing the operating subsidiaries and imposing losses on the shareholders and creditors of the holding company in receivership according to their statutory order of priority. The Federal Reserve has indicated that it may also introduce a requirement that certain large bank holding companies maintain a minimum amount of long-term debt at the holding company level to facilitate orderly resolution of those firms.

U.S. Subsidiary Banks.

U.S. Banking Institutions.    MSBNA, primarily a wholesale commercial bank, offers retail securities-based lending and commercial lending services in addition to deposit products. Certain foreign exchange activities are also conducted in MSBNA. As an FDIC-insured national bank, MSBNA is subject to supervision, regulation and examination by the OCC.

MSPNA offers certain mortgage and other secured lending products primarily for customers of its affiliate retail broker-dealer, Morgan Stanley Smith Barney LLC (“MSSB LLC”). MSPNA also offers certain deposit products, as well as prime brokerage custody services. MSPNA is an FDIC-insured national bank whose activities are subject to supervision, regulation and examination by the OCC.

Effective October 1, 2013, the lending limits applicable to the Company’s U.S. Subsidiary Banks were revised to take into account credit exposure arising from derivative transactions, securities lending, securities borrowing and repurchase and reverse repurchase agreements with third parties.

In January 2014, the OCC proposed a set of specific risk governance guidelines to formalize its heightened expectations for large national banks, including MSBNA. The proposed guidelines set minimum standards for the design and implementation of a bank’s risk governance framework and the oversight of that framework by a bank’s board of directors.

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” (“PCA”) with respect to a depository institution if that institution does not meet certain capital adequacy standards. Current PCA regulations generally apply only to insured banks and thrifts such as MSBNA or MSPNA and not to their parent holding companies. The Federal Reserve is, however, subject to limitations, authorized to take appropriate action at the holding company level. In addition, as described above, under the systemic risk regime, the Company will become subject to an early remediation protocol in the event of financial distress. The Dodd-Frank Act also formalized the requirement that bank holding companies, such the Company, serve as a source of strength to their U.S. bank subsidiaries and commit resources to support these subsidiaries in the event such subsidiaries are in financial distress.

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

In addition, the Volcker Rule generally prohibits “covered transactions,” such as extensions of credit, between (i) the Company or any of its affiliates and (ii) “covered funds” for which the Company or any of its affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor and other “covered funds” organized and offered pursuant to specific exemptions in the Volcker Rule.

FDIC Regulation.    An FDIC–insured depository institution is generally liable for any loss incurred or expected to be incurred by the FDIC in connection with the failure of an insured depository institution under common control by the same bank holding company. As FDIC-insured depository institutions, MSBNA and MSPNA are exposed to each other’s losses. In addition, both institutions are exposed to changes in the cost of FDIC insurance. In 2010, the FDIC adopted a restoration plan to replenish the reserve fund over a multi-year period. Under the Dodd-Frank Act, some of the restoration must be paid for exclusively by large depository institutions, including MSBNA, and FDIC deposit insurance assessments are calculated using a new methodology that generally favors banks that are mostly funded by deposits.

Institutional Securities and Wealth Management.

Broker-Dealer and Investment Adviser Regulation.    The Company’s primary U.S. broker-dealer subsidiaries, MS&Co. and MSSB LLC, are registered broker-dealers with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and are members of various self-regulatory organizations, including the Financial Industry Regulatory Authority, Inc. (“FINRA”), and various securities exchanges and clearing organizations. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, recordkeeping and retention, and the conduct of their directors, officers, representatives and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of the laws and regulations governing a broker-dealer’s actions could result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators.

In addition, MSSB LLC is a registered investment adviser with the SEC. MSSB LLC’s relationship with its investment advisory clients is subject to the fiduciary and other obligations imposed on investment advisors under the Investment Advisers Act of 1940, and the rules and regulations promulgated thereunder as well as various state securities laws. These laws and regulations generally grant the SEC and other supervisory bodies with broad administrative powers to address non-compliance, including the power to restrict or limit MSSB LLC from carrying on its investment advisory and other asset management activities. Other sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain activities for specified periods of time or for specified types of clients, the revocation of registrations, other censures and significant fines.

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

As registered U.S. broker-dealers, certain subsidiaries of the Company are subject to the SEC’s net capital rule and the net capital requirements of various exchanges, other regulatory authorities and self-regulatory organizations. Many non-U.S. regulatory authorities and exchanges also have rules relating to capital and, in some cases, liquidity requirements that apply to the Company’s non-U.S. broker-dealer subsidiaries. These rules are generally designed to measure general financial integrity and/or liquidity and require that at least a minimum amount of net and/or liquid assets be maintained by the subsidiary. See also “—Financial Holding Company—Consolidated Supervision” and “—Financial Holding Company—Capital and Liquidity Standards” above. Rules of FINRA and other self-regulatory organizations also impose limitations and requirements on the transfer of member organizations’ assets.

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

The SEC adopted rules requiring broker-dealers to maintain risk management controls and supervisory procedures with respect to providing access to securities markets, which became fully effective in 2012. In July 2012, the SEC adopted a consolidated audit trail rule, which, when fully implemented, will require broker-dealers to report into one consolidated audit trail comprehensive information about every material event in the lifecycle of every quote, order, and execution in all exchange-listed stocks and options. It is possible that the SEC or self-regulatory organizations could propose or adopt additional market structure rules for equity and fixed income markets in the future. The provisions, new rules and proposals discussed above could result in increased costs and could otherwise adversely affect trading volumes and other conditions in the markets in which we operate.

Regulation of Futures Activities and Certain Commodities Activities.    As futures commission merchants, MS&Co. and MSSB LLC are subject to net capital requirements of, and their activities are regulated by, the U.S. Commodity Futures Trading Commission (the “CFTC”), the National Futures Association (the “NFA”), a registered futures association, and various commodity futures exchanges. MS&Co. and MSSB LLC and certain of their affiliates are registered members of the NFA in various capacities. Rules and regulations of the CFTC, NFA and commodity futures exchanges address obligations related to, among other things, the segregation of customer funds and the holding apart of a secured amount, the use by futures commission merchants of customer funds, recordkeeping and reporting obligations, risk disclosure, risk management and discretionary trading. MS&Co. and MSSB LLC have affiliates that are registered as commodity trading advisors and/or commodity pool operators, or are operating under certain exemptions from such registration pursuant to CFTC rules and other guidance. Under CFTC and NFA rules, commodity trading advisors who manage accounts and commodity pool operators that are registered with the NFA must distribute disclosure documents and maintain specified records relating to their activities, and commodity trading advisors and commodity pool operators have certain responsibilities with respect to each pool they advise or operate. Violations of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions, including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

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

Derivatives Regulation.    Through the Dodd-Frank Act, the Company faces a comprehensive U.S. regulatory regime for its activities in certain OTC derivatives. The regulation of “swaps” and “security-based swaps” (collectively, “Swaps”) in the U.S. is being, and will continue to be, effected and implemented through the CFTC, SEC and other agency regulations. The CFTC has completed the majority of its regulations in this area, most of which are in effect. The SEC and other agencies charged with regulating Swaps have not yet adopted the majority of their Swap regulations.

Subject to certain limited exceptions, the Dodd-Frank Act requires central clearing of certain types of Swaps, public and regulatory reporting, and mandatory trading on regulated exchanges or execution facilities. Reporting requirements for CFTC-regulated Swaps are now in effect and certain types of CFTC-regulated interest rate and index credit default swaps are subject to mandatory central clearing. Certain Swaps will be required to be traded on an exchange or execution facility starting in February 2014.

The Dodd-Frank Act also requires the registration of “swap dealers” and “major swap participants” with the CFTC and “security-based swap dealers” and “major security-based swap participants” with the SEC (collectively, “Swaps Entities”). Certain of the Company’s subsidiaries have registered with the CFTC as swap dealers and in the future additional subsidiaries may register with the CFTC as swap dealers. One or more subsidiaries of the Company will in the future be required to register with the SEC as security-based swap dealers.

Swaps Entities are or will be subject to a comprehensive regulatory regime with new obligations for the Swaps activities for which they are registered, including new capital requirements, a new margin regime for uncleared Swaps and a new segregation regime for collateral of counterparties to uncleared Swaps. Swaps Entities are subject to additional duties, including, among others, internal and external business conduct and documentation standards with respect to their Swaps counterparties, recordkeeping and reporting. The Company’s swap dealers are also subject to new rules under the Dodd-Frank Act regarding segregation of customer collateral for cleared transactions, large trader reporting, and anti-fraud and anti-manipulation requirements related to activities in Swaps.

The specific parameters of these requirements for Swaps have been and continue to be developed through CFTC, SEC and bank regulator rulemakings. While many of the CFTC’s requirements are already final and effective, others are subject to further rulemaking or deferred compliance dates. In particular, the CFTC, SEC and the banking regulators have proposed, but not yet adopted, rules regarding margin and capital requirements for Swaps Entities. In September 2013, the Basel Committee and the International Organization of Securities Commissions released their final policy framework on margin requirements for non-centrally-cleared derivatives. The full impact on the Company of the U.S. agencies’ margin and capital requirements for Swaps Entities will not be known with certainty until the requirements are finalized. In November 2013, the CFTC re-proposed rules that, if finalized as proposed, would limit positions in 28 agricultural, energy and metals commodities, including swaps, futures and options that are economically equivalent to those commodity contracts. Through this re-proposal, the CFTC is taking steps to institute position limits that were previously finalized in November 2011 but were vacated by a federal court in September 2012.

Although the full impact of U.S. derivatives regulation on the Company remains unclear, the Company has already, and will continue to, face increased costs and regulatory oversight due to the registration and regulatory requirements indicated above. Complying with the Swaps rules also has required, and will in the future require, the Company to change its Swaps businesses, and has required, and will in the future require, extensive systems and personnel changes. Compliance with Swap-related partially finalized regulatory capital requirements may require the Company to devote more capital to its Swaps business.

In July 2013, the CFTC issued final guidance on the cross-border application of its Swaps regulations and an exemptive order providing a delay in compliance timing of certain of those regulations as applied to certain non-U.S. entities engaging in Swaps activities. Even with the issuance of the guidance, the full scope of the extraterritorial impact of U.S. Swaps regulation remains unclear.

The E.U. has adopted and implemented certain rules relating to the OTC derivatives market and these rules imposed regulatory reporting beginning in February 2014. The E.U. plans to impose central clearing requirements on OTC derivatives in the future. In addition, other non-U.S. jurisdictions are in the process of adopting and implementing legislation emanating from the G20 commitments that will require, among other things, the central clearing of certain OTC derivatives, mandatory reporting of derivatives and bilateral risk mitigation procedures for non-cleared trades. It remains unclear at present how the non-U.S. and U.S. derivatives regulatory regimes will interact.

Non-U.S. Regulation.    The Company’s Institutional Securities businesses also are regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. Non-U.S. policy makers and regulators, including the European Commission and European

Supervisory Authorities, continue to propose and adopt numerous market reforms, including those that may further impact the structure of banks, and formulate regulatory standards and measures that will be of relevance and importance to the Company’s European operations. Certain Morgan Stanley subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the Prudential Regulation Authority (“PRA”), the Financial Conduct Authority (“FCA”) and several securities and futures exchanges in the United Kingdom (“U.K.”), including the London Stock Exchange and Euronext.liffe, regulate the Company’s activities in the U.K.; the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) and the Deutsche Bôrse AG regulate its activities in the Federal Republic of Germany; Eidgenôssische Finanzmarktaufsicht (the Financial Market Supervisory Authority) regulates its activities in Switzerland; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Hong Kong Monetary Authority and the Hong Kong Exchanges and Clearing Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Limited regulate its business in Singapore.

Regulators in the U.K., E.U. and other major jurisdictions have also finalized or are in the process of proposing or finalizing risk-based capital, leverage capital, liquidity, banking structural reforms and other regulatory standards applicable to certain Morgan Stanley subsidiaries that operate in those jurisdictions. For example, the Company’s primary broker-dealer in the U.K., Morgan Stanley & Co. International plc (“MSIP”), is subject to regulation and supervision by the PRA with respect to prudential matters. As a prudential regulator, the PRA seeks to promote the safety and soundness of the firms that it regulates and to minimize the adverse effects that such firms may have on the stability of the U.K. financial system. The PRA has broad legal authority to establish prudential and other standards to pursue these objectives, including approvals of relevant regulatory models, as well as to bring formal and informal supervisory and disciplinary actions against regulated firms to address noncompliance with such standards. MSIP is also regulated and supervised by the FCA with respect to business conduct matters. On January 1, 2014, MSIP became subject to the Capital Requirements Regulation and Capital Requirements (collectively, “CRD IV”), which implements the Basel III and other regulatory requirements for E.U. investment firms, such as MSIP. European Market Infrastructure Regulation introduces new requirements regarding the central clearing, reporting and conduct of business with respect to derivatives. In addition, proposals to revise the Markets in Financial Instruments Directive would introduce various trading and market infrastructure reforms in the E.U. Lawmakers in the E.U. are also in the process of finalizing a proposed directive that would establish a framework for the recovery and resolution of E.U. credit institutions and investment firms, including MSIP.

Investment Management.

Many of the subsidiaries engaged in the Company’s asset management activities are registered as investment advisers with the SEC. Many aspects of the Company’s asset management activities are subject to federal and state laws and regulations primarily intended to benefit the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its asset management activities in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on the Company engaging in various asset management activities for specified periods of time or specified types of clients, the revocation of registrations, other censures and significant fines. In order to facilitate its asset management business, the Company owns a registered U.S. broker-dealer, Morgan Stanley Distribution, Inc., which acts as distributor to the Morgan Stanley mutual funds and as placement agent to certain private investment funds managed by the Company’s Investment Management business segment. A number of legal entities within the Company’s Investment Management business are registered as commodity trading advisors and/or commodity pool operators, or are operating under certain exemptions from such registration pursuant to CFTC rules and other guidance. See also “—Institutional Securities and Wealth Management—Broker-Dealer and Investment Adviser Regulation” and “—Institutional Securities and Wealth Management—Regulation of Futures Activities and Certain Commodities Activities” above.

As a result of the passage of the Dodd-Frank Act, the Company’s asset management activities will be subject to certain additional laws and regulations, including, but not limited to, additional reporting and recordkeeping requirements (including with respect to clients that are private funds), restrictions on sponsoring or investing in, or maintaining certain other relationships with, “covered funds,” as defined in the Volcker Rule, subject to certain limited exemptions, and certain rules and regulations regarding trading activities, including trading in derivatives markets. Many of these new requirements may increase the expenses associated with the Company’s asset management activities and/or reduce the investment returns the Company is able to generate for its asset management clients. Several important elements of the Dodd-Frank Act will not be known until rulemaking is finalized and certain final regulations are adopted.

The Company is continuing its review of its asset management activities that may be affected by the Volcker Rule and is taking steps to establish the necessary compliance programs to help ensure and monitor compliance with the Volcker Rule. The Company had already taken certain steps to comply with the Volcker Rule prior to the issuance of the final regulations, including, for example, launching new funds that are designed to comply with the Volcker Rule. Given the complexity of the new framework, the full impact of the Volcker Rule is still uncertain, and will ultimately depend on the interpretation and implementation by the five regulatory agencies responsible for its oversight. See also “—Financial Holding Company—Activities Restrictions under the Volcker Rule.”

The Company’s Investment Management business is also regulated outside the U.S. For example, the Financial Conduct Authority and the Prudential Regulation Authority regulate the Company’s business in the U.K.; the Financial Services Agency regulates the Company’s business in Japan; the Hong Kong Securities and Futures Commission regulates the Company’s business in Hong Kong; and the Monetary Authority of Singapore regulates the Company’s business in Singapore.

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

In addition to the guidelines issued by the Federal Reserve and referenced above, the Company’s compensation practices may also be impacted by other regulations, including those promulgated in accordance with the FSB compensation principles and standards, CRD IV, Alternative Investment Fund Managers Directive regulations, the fifth Undertakings for Collective Investment in Transferable Securities Directive and proposed second Markets in Financial Instruments Directive. The FSB standards are to be implemented by local regulators, including in the U.K., where the remuneration of employees of certain banks is governed by the Remuneration Code. In the E.U., beginning on January 1, 2014, the Company’s compensation practices with respect to certain employees whose activities have a material impact on the risk profile of the Company’s E.U. operations will be subject to CRD IV, which includes a fixed cap on bonuses and other variable remuneration restrictions.

For a discussion of certain risks relating to the Company’s regulatory environment, see “Risk Factors” in Part I, Item 1A herein.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley and their ages and titles as of February 25, 2014 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Gregory J. Fleming (50).    Executive Vice President (since February 2010), President of Investment Management (since February 2010) and President of Wealth Management of Morgan Stanley (since January 2011). President of Research of Morgan Stanley (February 2010 to January 2011). Senior Research Scholar at Yale Law School and Distinguished Visiting Fellow of the Center for the Study of Corporate Law at Yale Law School (January 2009 to December 2009). President of Merrill Lynch & Co., Inc. (“Merrill Lynch”) (February 2008 to January 2009). Co-President of Merrill Lynch (May 2007 to February 2008). Executive Vice President and Co-President of the Global Markets and Investment Banking Group of Merrill Lynch (August 2003 to May 2007).

James P. Gorman (55).    Chairman of the Board of Directors and Chief Executive Officer of Morgan Stanley (since January 2012). President and Chief Executive Officer (January 2010 through December 2011) and member of the Board of Directors (since January 2010). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief Operating Officer of Wealth Management (February 2006 to April 2008).

Eric F. Grossman (47).    Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Wealth Management (November 2008 to June 2009). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).

Keishi Hotsuki (51).    Chief Risk Officer of Morgan Stanley (since May 2011). Interim Chief Risk Officer (January 2011 to May 2011) and Head of Market Risk Department (since March 2008). Director of Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (since May 2010). Global Head of Market Risk Management at Merrill Lynch (June 2005 to September 2007).

Colm Kelleher (56).    Executive Vice President (since October 2007) and President of Institutional Securities (since January 2013). Co-President of Institutional Securities of Morgan Stanley (January 2010 to December 2012). Chief Financial Officer and Co-Head of Strategic Planning (October 2007 to December 2009). Head of Global Capital Markets (February 2006 to October 2007). Co-Head of Fixed Income Europe (May 2004 to February 2006).

Ruth Porat (56).    Executive Vice President and Chief Financial Officer of Morgan Stanley (since January 2010). Vice Chairman of Investment Banking (September 2003 to December 2009). Global Head of Financial Institutions Group (September 2006 to December 2009) and Chairman of the Financial Sponsors Group (July 2004 to September 2006) within Investment Banking.

James A. Rosenthal (60).    Executive Vice President and Chief Operating Officer of Morgan Stanley (since January 2011). Head of Corporate Strategy (January 2010 to May 2011). Chief Operating Officer of Wealth Management (January 2010 to August 2011). Head of Firmwide Technology and Operations of Morgan Stanley (March 2008 to January 2010). Chief Financial Officer of Tishman Speyer (May 2006 to March 2008).

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

Liquidity is essential to our businesses. Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding the remaining sovereign debt issues in Europe or fiscal matters in the U.S., could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as if we were to incur large trading losses, are downgraded by the rating agencies, suffer a decline in the level of our business activity, or if regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations, cash flows and financial condition.

Our borrowing costs and access to the debt capital markets depend significantly on our credit ratings.

The cost and availability of unsecured financing generally are impacted by our short-term and long-term credit ratings. The rating agencies are continuing to monitor certain issuer specific factors that are important to the determination of our credit ratings, including governance, the level and quality of earnings, capital adequacy, funding and liquidity, risk appetite and management, asset quality, strategic direction, and business mix. Additionally, the rating agencies will look at other industry-wide factors such as regulatory or legislative changes, macro-economic environment, and perceived levels of government support, and it is possible that they could downgrade our ratings and those of similar institutions. For example, in November 2013, Moody’s Investor Services, Inc. (“Moody’s”) took certain ratings actions with respect to eight large U.S. banking groups, including downgrading us, to remove certain uplift from the U.S. government support in their ratings. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Credit Ratings” in Part II, Item 7 herein.

Our credit ratings also can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with the Institutional Securities business segment, we may be required to provide additional collateral to, or immediately settle any outstanding liability balance with, certain counterparties in the event of a credit ratings downgrade. Termination of our trading and other agreements could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. The additional collateral or termination payments which may occur in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s and Standard & Poor’s Financial Services LLC. At December 31, 2013, the future potential collateral amounts and termination payments that could be called or required by counterparties, exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,522 million and an incremental $3,321 million, respectively.

We are a holding company and depend on payments from our subsidiaries.

The parent holding company depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Regulatory, tax restrictions or elections and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws, regulations and self-regulatory organization rules that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances, including steps to “ring fence” entities by regulators outside of the U.S. to protect clients and creditors of such entities in the event of financial difficulties involving such entities. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends or repurchase our stock. The OCC, the Federal Reserve and the FDIC have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our bank company subsidiaries.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio owned by us. For more information on how we monitor and manage market risk, see “Quantitative and Qualitative Disclosure about Market Risk” in Part II, Item 7A.

Our results of operations may be materially affected by market fluctuations and by global and economic conditions and other factors.

Our results of operations may be materially affected by market fluctuations due to global and economic conditions and other factors. Our results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Act), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary), and legal and regulatory actions in the U.S. and worldwide; the level and volatility of equity, fixed income and commodity prices, interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of our acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements (including with Mitsubishi UFJ Financial

Group, Inc. (“MUFG”)); our reputation; inflation, natural disasters, and acts of war or terrorism; the actions and initiatives of current and potential competitors, as well as governments, regulators and self-regulatory organizations; the effectiveness of our risk management policies; and technological changes and risks, including cybersecurity risks; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to our businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on our ability to achieve our strategic objectives.

The results of our Institutional Securities business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial fluctuations due to a variety of factors, such as those enumerated above that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in new business flows and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments. During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Wealth Management business segment. In addition, fluctuations in global market activity could impact the flow of investment capital into or from assets under management or supervision and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Investment Management business segment.

We may experience declines in the value of our financial instruments and other losses related to volatile and illiquid market conditions.

Market volatility, illiquid market conditions and disruptions in the credit markets make it extremely difficult to value certain of our securities, particularly during periods of market displacement. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

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

We also originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. These businesses have been, and may continue to be, adversely affected by the downturn in the real estate sector. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. Between 2004 and December 31, 2013, we sponsored approximately $148.0 billion of residential mortgage-backed securities (“RMBS”) primarily containing U.S. residential loans. Of that amount, we made representations and warranties concerning approximately $47.0 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21.0 billion of loans. At December 31, 2013, the current unpaid principal balance (“UPB”) for all the residential assets subject to such representations and warranties was approximately $17.2 billion and the cumulative losses associated with U.S. RMBS were approximately $13.5 billion. We did not make, or otherwise agree to be responsible, for the representations and warranties made by third party sellers on approximately $79.9 billion of residential loans that we securitized during that time period. We have not sponsored any U.S. RMBS transactions since 2007.

We have also made representations and warranties in connection with our role as an originator of certain commercial mortgage loans that we securitized in commercial mortgage-backed securities (“CMBS”). Between 2004 and December 31, 2013, we originated approximately $50.6 billion and $13.0 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that were placed into CMBS sponsored by us. At December 31, 2013, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties was $33.0 billion. At December 31, 2013, the current UPB when known for all non-U.S. commercial mortgage loans, subject to such representations and warranties was approximately $3.0 billion and the UPB at the time of sale when the current UPB is not known was $0.4 billion.

Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased materially in the financial services industry. As a result, we have been and expect that we may continue to become, the subject of increased claims for damages and other relief in the future. We continue to monitor our real estate-related activities in order to manage our exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part I, Item 3 herein.

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. For more information on how we monitor and manage credit risk, see “Quantitative and Qualitative Disclosure about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A herein.

We are exposed to the risk that third parties that are indebted to us will not perform their obligations.

We incur significant credit risk exposure through the Institutional Securities business segment. This risk may arise from a variety of business activities, including but not limited to entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; extending credit to clients through various lending commitments; providing short or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; posting margin and/or collateral and other commitments to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties; and investing and trading in securities and loan pools whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

We also incur credit risk in the Wealth Management business segment lending to individual investors, including, but not limited to, margin and securities-based loans collateralized by securities, residential mortgage loans and home equity lines of credit.

While we believe current valuations and reserves adequately address our perceived levels of risk, there is a possibility that adverse difficult economic conditions may negatively impact our clients and our current credit exposures. In addition, as a clearing member firm, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

A default by a large financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. For example, increased centralization of trading activities through particular clearing houses, central agents or exchanges as required by provisions of the Dodd-Frank Act may increase our concentration of risk with respect to these entities. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us. See also “Systemic Risk Regime” under “Business—Supervision and Regulation—Financial Holding Company” in Part I, Item 1 herein.

Operational Risk.

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, legal and compliance risks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Operational Risk” in Part II, Item 7A herein.

We are subject to operational risk that could adversely affect our businesses.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. In addition, we may introduce new products or services or change processes, resulting in new operational risk that we may not fully appreciate or identify. In general, the transactions we process are increasingly complex. We perform the functions required to operate our different businesses either by ourselves or through agreements with third parties. We rely on the ability of our employees, our internal systems and systems at technology centers operated by unaffiliated third parties to process a high volume of transactions.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In the event of a breakdown or improper operation of our or a third party’s systems or improper or unauthorized action by third parties or our employees, we could suffer financial loss, an impairment to our liquidity, a disruption of our businesses, regulatory sanctions or damage to our reputation. In addition, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased importance of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and the systems of third parties with which we do business or that facilitate our business activities, such as vendors. Like other financial services firms, we and our third party providers have been and continue to be subject to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks, denial of service attacks and other events. The increased use of smartphones, tablets and other mobile devices may also heighten these and other operational risks. Events such as these could have a security impact on our systems and jeopardize our or our clients’ or counterparties’ personal, confidential, proprietary or other information processed and stored in, and transmitted through, our and our third party providers’ computer systems. Furthermore, such events could cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could result in reputational damage, client dissatisfaction, litigation or regulatory fines or penalties not covered by insurance maintained by us, and adversely affect our business, financial condition or results of operations.

Despite the business contingency plans we have in place, there can be no assurance that such plans will fully mitigate all potential business continuity risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the New York metropolitan area, London, Hong Kong and Tokyo. This may include a disruption involving physical site access, terrorist activities, disease pandemics, catastrophic events, natural disasters, extreme weather events, electrical, environmental, computer servers, communications or other services we use, our employees or third parties with whom we conduct business.

Legal, Regulatory and Compliance Risk.

Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss including fines, penalties, judgments, damages and/or settlements, or loss to reputation we may suffer as a result of our failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. Legal, regulatory and compliance risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. In today’s environment of rapid and possibly transformational regulatory change, we also view regulatory change as a component of legal, regulatory and compliance risk. For more information on how we monitor and manage legal, regulatory and compliance risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Legal, Regulatory and Compliance Risk” in Part II, Item 7A herein.

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

In response to the financial crisis, legislators and regulators, both in the U.S. and worldwide, have adopted, or are currently considering enacting, financial market reforms that have resulted and could result in major changes to the way our global operations are regulated. In particular, as a result of the Dodd-Frank Act, we are, or will become, subject to (among other things) significantly revised and expanded regulation and supervision, to more intensive scrutiny of our businesses and any plans for expansion of those businesses, to new activities limitations, to a systemic risk regime that imposes heightened capital and liquidity requirements to new restrictions on activities and investments imposed by the Volcker Rule, and to comprehensive new derivatives regulation. While certain portions of the Dodd-Frank Act became effective immediately, most other portions are effective following transition periods or through numerous rulemakings by multiple governmental agencies, and although a large number of rules have been proposed, many are still subject to final rulemaking or transition periods. U.S. regulators also plan to propose additional regulations to implement the Dodd-Frank Act. Many of the changes required by the Dodd-Frank Act could materially impact the profitability of our businesses and the value of assets we hold, expose us to additional costs, require changes to business practices or force us to discontinue businesses, adversely affect our ability to pay dividends and repurchase our stock, or require us to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, similar regulatory requirements are being proposed by foreign policymakers and regulators, which may be inconsistent or conflict with regulations that we are subject to in the U.S. and, if adopted may adversely affect us. While there continues to be uncertainty about the full impact of these changes, we do know that the Company will be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor for compliance in the future.

For example, the Volcker Rule provision of the Dodd-Frank Act will have an impact on us, including potentially limiting various aspects of our business. We are continuing our review of activities that may be affected by the Volcker Rule, including our trading operations and asset management activities, and are taking steps to establish the necessary compliance programs to comply with the Volcker Rule. Given the complexity of the new framework, the full impact of the Volcker Rule is still uncertain, and will ultimately depend on the interpretation and implementation by the five regulatory agencies responsible for its oversight.

The financial services industry faces substantial litigation and is subject to extensive regulatory investigations, and we may face damage to our reputation and legal liability.

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

Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. For example, over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased materially in the financial services industry. As a result, we have been, and expect that we may continue to become, the subject of increased claims for damages and other relief in the future and there can be no assurance that additional material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material. For more information regarding legal proceedings in which we are involved see “Legal Proceedings” in Part I, Item 3 herein.

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

In connection with the commodities activities in our Institutional Securities business segment, we engage in the production, storage, transportation, marketing and trading of several commodities, including metals (base and precious), crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas and related products and indices. In addition, we are an electricity power marketer in the U.S. and own electricity generating facilities in the U.S.; we own TransMontaigne Inc. and its subsidiaries, a group of companies operating in the refined petroleum products marketing and distribution business; and we own a minority interest in Heidmar Holdings LLC, which owns a group of companies that provide international marine transportation and U.S. marine logistics services. As a result of these activities, we are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations. In addition, liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas. Further, through these activities we are exposed to regulatory, physical and certain indirect risks associated with climate change. Our commodities business also exposes us to the risk of unforeseen and catastrophic events, including natural disasters, leaks, spills, explosions, release of toxic substances, fires, accidents on land and at sea, wars, and terrorist attacks that could result in personal injuries, loss of life, property damage, and suspension of operations. For more information about the planned sale of our global oil merchanting business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Institutional Securities—Sale of Global Oil Merchanting Business” in Part II, Item 7 herein.

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

We continue to engage in discussions with the Federal Reserve regarding our commodities activities, as the BHC Act provides a grandfather exemption for “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that we were engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions that are within our reasonable control are satisfied. If the Federal Reserve were to determine that any of our commodities activities did not qualify for the BHC Act grandfather exemption, then we would likely be required to divest any such activities that did not otherwise conform to the BHC Act. See also “Scope of Permitted Activities” under “Business—Supervision and Regulation” in Part I, Item 1 herein.

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

Risk Management.

Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our risk management strategies, including our hedging strategies, may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. As our businesses change and grow, and the markets in which we operate evolve, our risk management strategies may not always adapt with those changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. For example, market conditions during the financial crisis involved unprecedented dislocations and highlight the limitations inherent in using historical information to manage risk. Management of market, credit, liquidity, operational, legal, regulatory and compliance risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Our trading risk management strategies and techniques also seek to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. For example, to the extent that our trading or investing activities involve less liquid trading markets or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. We may, therefore, incur losses in the course of our trading or investing activities. For more information on how we monitor and manage market and certain other risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A herein.

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

We have experienced intense price competition in some of our businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions or comparable fees. The trend toward direct access to automated, electronic markets will likely continue and will likely increase as additional markets move to more automated trading platforms. We have experienced and it is likely that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors may seek to obtain market share by reducing prices (in the form of commissions or pricing).

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest expense as compensation is highly variable and changes based on business and individual performance and market conditions. If we are unable to continue to attract and retain highly qualified employees, or do so at rates or in forms necessary to maintain our competitive position, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position, could be materially adversely affected. The financial industry has and may continue to experience more stringent regulation of employee compensation, including limitations relating to incentive-based compensation, clawback requirements and special taxation, which could have an adverse effect on our ability to hire or retain the most qualified employees.

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

Acquisition and Joint Venture Risk.

We may be unable to fully capture the expected value from acquisitions, divestitures, joint ventures, minority stakes and strategic alliances.

In connection with past or future acquisitions, divestitures, joint ventures or strategic alliances (including with MUFG), we face numerous risks and uncertainties combining, transferring, separating or integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. In the case of joint ventures and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

The Company has offices, operations and data centers located around the world. The Company’s properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes the facilities it owns or occupies are adequate for the purposes for which they are currently used and are well maintained. The Company’s principal offices consist of the following properties:

Location	Owned/ Leased	Lease Expiration		Approximate Square Footage as of December 31, 2013(A)

U.S. Locations

1585 Broadway New York, New York (Global Headquarters and Institutional Securities Headquarters)	Owned	N/A		1,346,500 square feet

2000 Westchester Avenue Purchase, New York (Wealth Management Headquarters)	Owned	N/A		597,400 square feet

522 Fifth Avenue New York, New York (Investment Management Headquarters)	Owned	N/A		581,250 square feet

New York, New York (Several locations)	Leased	2014 – 2029		2,394,600 square feet

Brooklyn, New York (Several locations)	Leased	2014 – 2023		344,100 square feet

Jersey City, New Jersey (Several locations)	Leased	2014		369,200 square feet

International Locations

20 Bank Street London (London Headquarters)	Leased	2038		546,500 square feet

Canary Wharf London	Leased(B)	2020		454,600 square feet

1 Austin Road West Kowloon (Hong Kong Headquarters)	Leased	2019		572,600 square feet

Sapporo’s Yebisu Garden Place Ebisu, Shibuya-ku	Leased	2013	(C)	300,700 square feet

Otemachi Financial City South Tower Otemachi, Chiyoda-ku (Tokyo Headquarters)	Leased	2028	(C)	246,700 square feet

(A)	The indicated total aggregate square footage leased does not include space occupied by Morgan Stanley branch offices.
(B)	The Company holds the freehold interest in the land and building.
(C)	The Company began relocating its Tokyo headquarters from Yebisu Garden Place to Otemachi Financial City South Tower beginning in December 2013. The relocation will be complete by March 31, 2014.

Item 3.	Legal Proceedings.

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

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, and involving, among other matters, sales and trading activities, financial products or offerings sponsored, underwritten or sold by the Company, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. The Company expects future litigation accruals in general to continue to be elevated and the changes in accruals from period to period may fluctuate significantly, given the current environment regarding government investigations and private litigation affecting global financial services firms, including the Company.

In many proceedings and investigations, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. The Company cannot predict with certainty if, how or when such proceedings or investigations will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and by addressing novel or unsettled legal questions relevant to the proceedings or investigations in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for a proceeding or investigation. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such proceedings and investigations will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings or investigations could be material to the Company’s operating results and cash flows for a particular period depending on, among other things, the level of the Company’s revenues or income for such period.

Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief and, while the Company has identified below certain proceedings that the Company believes to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be material.

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters.    The Company is responding to subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-

through certificates. These matters include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On January 30, 2014, the Company reached an agreement in principle with the Staff of the Enforcement Division of the U.S. Securities and Exchange Commission (the “SEC”) to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by the Company in 2007. Pursuant to the agreement in principle, the Company would be charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, and the Company would pay disgorgement and penalties in an amount of $275 million and would neither admit nor deny the SEC’s findings. The SEC has not yet presented the proposed settlement to the Commission and no assurance can be given that it will be accepted.

Class Actions.    Beginning in December 2007, several purported class action complaints were filed in the United States District Court for the Southern District of New York (the “SDNY”) asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and other parties, including certain present and former directors and officers, under the Employee Retirement Income Security Act of 1974 (“ERISA”). In February 2008, these actions were consolidated in a single proceeding, styled In re Morgan Stanley ERISA Litigation. The consolidated complaint relates in large part to the Company’s subprime and other mortgage related losses, but also includes allegations regarding the Company’s disclosures, internal controls, accounting and other matters. On March 16, 2011, a purported class action, styled Coulter v. Morgan Stanley & Co. Incorporated et al., was filed in the SDNY asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and certain current and former officers and directors for breach of fiduciary duties under ERISA. The complaint alleges, among other things, that defendants knew or should have known that from January 2, 2008 to December 31, 2008, the plans’ investment in Company stock was imprudent given the extraordinary risks faced by the Company and its common stock during that period. On March 28, 2013, the court granted defendants’ motions to dismiss both actions. Plaintiffs filed notices of appeal on June 27, 2013 in the United States Court of Appeals for the Second Circuit (the “Second Circuit”) in both matters, which have been consolidated on appeal.

On February 12, 2008, a purported class action, styled Joel Stratte-McClure, et al. v. Morgan Stanley, et al., was filed in the SDNY against the Company and certain present and former executives asserting claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock during the period June 20, 2007 to December 19, 2007 and who suffered damages as a result of such purchases. The allegations in the amended complaint related in large part to the Company’s subprime and other mortgage related losses, and also included allegations regarding the Company’s disclosures, internal controls, accounting and other matters. On August 8, 2011, defendants filed a motion to dismiss the second amended complaint, which was granted on January 18, 2013. On May 29, 2013, the plaintiffs filed an appeal in the Second Circuit, which appeal is pending.

On May 7, 2009, the Company was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the SDNY. The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On January 31, 2013, plaintiffs filed a fourth amended complaint, in which they purport to represent investors who purchased approximately $7.82 billion in mortgage pass-through certificates issued in 2006 by 13 trusts. On August 30, 2013, plaintiffs filed a motion for class certification.

On May 14, 2009, the Company was named as one of several underwriter defendants in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act which is now styled In re IndyMac Mortgage-Backed Securities Litigation and is pending in the SDNY. The claims against the Company relate to offerings of mortgage pass-through certificates issued by several trusts sponsored by affiliates of IndyMac Bancorp during

2006 and 2007. Plaintiff alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. The amount of the certificates underwritten by the Company at issue in the litigation was approximately $1.68 billion. On August 17, 2012, the court granted class certification with respect to one offering underwritten by the Company. On August 30, 2013, plaintiffs filed a motion to expand the certified class to include additional offerings. IndyMac Bank, which was the sponsor of these securitizations, filed for bankruptcy on July 31, 2008, and the Company’s ability to be indemnified by IndyMac Bank is limited.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

Other Litigation.    On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The amended complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. The Company is not a defendant in connection with the securitizations at issue in that trial.

On July 15, 2010, The Charles Schwab Corp. filed a complaint against the Company and other defendants in the Superior Court of the State of California, styled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to one of plaintiff’s subsidiaries of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff’s subsidiary by the Company was approximately $180 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. Plaintiff filed an amended complaint on August 2, 2010. On September 22, 2011, defendants filed demurrers to the amended complaint. On October 13, 2011, plaintiff voluntarily dismissed its claims brought under the Securities Act. On January 27, 2012, the court, in a ruling from the bench, substantially overruled defendants’ demurrers. On March 5, 2012, the plaintiff filed a second amended complaint. On April 10, 2012, the Company filed a demurrer to certain causes of action in the second amended complaint, which the court overruled on July 24, 2012. The Company filed its answer to the second amended complaint on August 3, 2012. An initial trial of certain of plaintiff’s claims is scheduled to begin in July 2015.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated and is pending in the Supreme Court of NY. The Complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On March 10, 2011, the Company filed its answer to the complaint.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court presiding over Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. granted plaintiff leave to file an amended complaint. The Company filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by the Company was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. The Company filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, the Company filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, the Company filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, the Company filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014.

On January 20, 2012, Sealink Funding Limited filed a complaint against the Company in the Supreme Court of NY, styled Sealink Funding Limited v. Morgan Stanley, et al. Plaintiff purports to be the assignee of claims of certain special purpose vehicles (“SPVs”) formerly sponsored by SachsenLB Europe. An amended complaint was filed on May 21, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the SPVs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold by the Company was approximately $507 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, compensatory and/or rescissionary damages as well as punitive damages associated with plaintiffs’ purchases of such certificates. On March 20, 2013, plaintiff filed a second amended complaint. On May 3, 2013, the Company filed a motion to dismiss the second amended complaint.

On January 25, 2012, Dexia SA/NV and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Dexia SA/NV et al. v. Morgan Stanley, et al. An amended complaint was filed on May 24, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs by the

Company was approximately $626 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, compensatory and/or rescissionary damages as well as punitive damages associated with plaintiffs’ purchases of such certificates. On October 16, 2013, the court granted the defendants’ motion to dismiss the amended complaint. On November 18, 2013, plaintiffs filed a notice of appeal of the dismissal and a motion to renew their opposition to defendants’ motion to dismiss.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint.

On August 7, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL (together, the “Trust”) against the Company. The matter is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreement underlying the transaction, specific performance and unspecified damages and interest. On October 8, 2012, the Company filed a motion to dismiss the complaint.

On August 8, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. On October 9, 2012, the Company filed a motion to dismiss the complaint. On August 16, 2013, the court granted in part and denied in part the Company’s motion to dismiss the complaint. On September 17, 2013, the Company filed its answer to the complaint. On September 26, 2013, and October 7, 2013, the Company and the plaintiffs, respectively, filed notices of appeal with respect to the court’s August 16, 2013 decision.

On August 10, 2012, the FDIC, as receiver for Colonial Bank, filed a complaint against the Company in the Circuit Court of Montgomery, Alabama styled Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Citigroup Mortgage Loan Trust Inc. et al.. The complaint alleges that the Company made untrue statements and material omissions in connection with the sale to Colonial Bank of a mortgage pass-through certificate backed by a securitization trust containing residential loans. The complaint raises claims under federal securities law and the Alabama Securities Act and seeks, among other things, compensatory damages. The total amount of the certificate allegedly sponsored, underwritten and/or sold by the Company to Colonial Bank was approximately $65 million. On September 13, 2013, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on November 12, 2013.

On September 28, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-13ARX against the Company styled Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. U.S. Bank filed an amended complaint on January 17, 2013, which asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $609 million, breached various representations and warranties. The amended complaint seeks, among other relief, declaratory judgment relief, specific performance and unspecified damages and interest. On March 18, 2013, the Company filed a motion to dismiss the complaint.

On October 22, 2012, Asset Management Fund d/b/a AMF Funds and certain of its affiliated funds filed a complaint against the Company in the Supreme Court of NY, styled Asset Management Fund d/b/a AMF Funds et al v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $122 million. The complaint asserts causes of action against the Company for, among other things, common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, monetary and punitive damages. On December 3, 2012, the Company filed a motion to dismiss the complaint. On July 18, 2013, the court dismissed claims with respect to seven certificates purchased by the plaintiff. The remaining claims relate to certificates with an original balance of $10.6 million. On September 12, 2013, plaintiffs filed a notice of appeal concerning the court’s decision granting in part and denying in part the defendants’ motion to dismiss. Defendants filed a notice of cross-appeal on September 26, 2013.

On December 14, 2012, Royal Park Investments SA/NV filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY, styled Royal Park Investments SA/NV v. Merrill Lynch et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans totaling approximately $628 million. On March 15, 2013, defendants filed a motion to dismiss the complaint. On June 17, 2013, the court signed a joint proposed order and stipulation allowing plaintiffs to replead their complaint and defendants to withdraw their motion to dismiss without prejudice. On October 24, 2013, plaintiff filed a new complaint against the Company in the Supreme Court of NY, styled Royal Park Investments SA/NV v. Morgan Stanley et al. The new complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $597 million. The complaint raises common law claims of fraud, fraudulent inducement, negligent misrepresentation, and aiding and abetting fraud and seeks, among other things, compensatory and punitive damages. On February 3, 2014, the Company filed a motion to dismiss the complaint.

On January 10, 2013, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-10SL and Mortgage Pass-Through Certificates, Series 2006-10SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $300 million, breached various representations and warranties. The complaint seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest. On March 11, 2013, the Company filed a motion to dismiss the complaint.

On January 31, 2013, HSH Nordbank AG and certain affiliates filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY, styled HSH Nordbank AG et al. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $524 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On April 12, 2013, defendants filed a motion to dismiss the complaint.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 26, 2013, defendants filed a motion to dismiss the complaint.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On July 12, 2013, defendants filed a motion to dismiss the complaint.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On July 26, 2013, defendants filed a motion to dismiss the complaint.

On July 2, 2013, the trustee, Deutsche Bank became the named plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 (MSAC 2007-NC1) v. Morgan Stanley ABS Capital I Inc., and filed a complaint in the Supreme Court of NY under the caption Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. On

February 3, 2014, the plaintiff filed an amended complaint, which asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.25 billion, breached various representations and warranties. The amended complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, rescission and interest.

On July 8, 2013, plaintiff filed a complaint in Morgan Stanley Mortgage Loan Trust 2007-2AX, by U.S. Bank National Association, solely in its capacity as Trustee v. Morgan Stanley Mortgage Capital Holdings LLC, as successor-by-merger to Morgan Stanley Mortgage Capital Inc., and Greenpoint Mortgage Funding, Inc. The complaint, filed in the Supreme Court of NY, asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest. On August 22, 2013, the Company a filed a motion to dismiss the complaint.

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

On August 16, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Incorporated, et al. filed a complaint against the Company and certain affiliates in the United States District Court for the District of Kansas. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $567 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the California Corporate Securities Law of 1968, and violations of the Kansas Blue Sky Law and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 4, 2013. On December 27, 2013, the court granted the motion to dismiss in substantial part. The surviving claims relate to one certificate purchased by the plaintiff for approximately $17 million.

On August 26, 2013, a complaint was filed against the Company and certain affiliates in the Supreme Court of NY, styled Phoenix Light SF Limited et al v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs, or their assignors, of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs or their assignors by the Company was approximately $344 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud, negligent misrepresentation and rescission based on mutual mistake and seeks, among other things, compensatory damages, punitive damages or alternatively rescission or rescissionary damages associated with the purchase of such certificates. The defendants filed a motion to dismiss on December 13, 2013.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953.

On November 6, 2013, Deutsche Bank, in its capacity as trustee, became the named plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 (MSAC 2007-NC3) v. Morgan Stanley Mortgage Capital Holdings LLC, and filed a complaint in the Supreme Court of NY under the caption Deutsche Bank National Trust Company, solely in its capacity as Trustee for Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. The complaint asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.3 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, rescission, interest and costs. On December 16, 2013, the Company filed a motion to dismiss the complaint.

On December 24, 2013, Commerzbank AG London Branch filed a summons with notice against the Company and others in the Supreme Court of NY, styled Commerzbank AG London Branch v. UBS AG et al. Plaintiff purports to be the assignee of claims of certain other entities. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiff’s assignors of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $207 million. The notice identifies causes of action against the Company for, among other things, common-law fraud, fraudulent inducement, aiding and abetting fraud, civil conspiracy, tortious interference and unjust enrichment. The notice identifies the relief sought to include, among other things, monetary damages of at least approximately $207 million and punitive damages.

On December 30, 2013, Wilmington Trust Company, in its capacity as trustee for Morgan Stanley Mortgage Loan Trust 2007-12, filed a complaint against the Company. The matter is styled Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $516 million, breached various representations and warranties. The complaint seeks, among other relief, unspecified damages, interest and costs.

On January 15, 2014, the FDIC, as receiver for United Western Bank filed a complaint against the Company and others in the District Court of the State of Colorado, styled Federal Deposit Insurance Corporation, as Receiver for United Western Bank v. Banc of America Funding Corp., et al. The complaint alleges that the Company made untrue statements and material omissions in connection with the sale to United Western Bank of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sponsored, underwritten and/or sold to United Western Bank by the Company was approximately $75 million. The complaint raises claims under both federal securities law and the Colorado Securities Act and seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates.

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

Commercial Mortgage Related Matter.

On January 25, 2011, the Company was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a litigation pending in the SDNY. The suit, brought by the trustee of a series of commercial mortgage pass-through certificates, alleges that the Company breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Company. The complaint seeks, among other things, to have the Company repurchase the loan and pay additional monetary damages. On June 27, 2011, the court denied the Company’s motion to dismiss, but directed the filing of an amended complaint. On July 29, 2011, the Company filed its answer to the first amended complaint. On June 20, 2013, the court granted in part and denied in part the Company’s motion for summary judgment, and denied the plaintiff’s motion for summary judgment. On October 30, 2013, the Company filed a supplemental motion for summary judgment.

Matters Related to the CDS Market.

On July 1, 2013, the European Commission (“EC”) issued a Statement of Objections (“SO”) addressed to twelve financial firms (including the Company), the International Swaps and Derivatives Association, Inc. (“ISDA”) and Markit Group Limited (“Markit”) and various affiliates alleging that, between 2006 and 2009, the recipients breached European Union competition law by taking and refusing to take certain actions in an effort to prevent the development of exchange traded credit default swap (“CDS”) products. The SO indicates that the EC plans to impose remedial measures and fines on the recipients. The Company and the other recipients filed a response to the SO on January 21, 2014. The Company and others have also responded to an investigation by the Antitrust Division of the United States Department of Justice related to the CDS market.

Beginning in May 2013, twelve financial firms (including the Company), as well as ISDA and Markit, were named as defendants in multiple purported antitrust class actions now consolidated into a single proceeding in the SDNY styled In Re: Credit Default Swaps Antitrust Litigation. Plaintiffs allege that defendants violated United States antitrust laws from 2008 to present in connection with their alleged efforts to prevent the development of exchange traded CDS products. The complaints seek, among other relief, certification of a class of plaintiffs who purchased CDS from defendants in the United States, treble damages and injunctive relief.

The following matters were terminated during or following the quarter ended December 31, 2013:

In re: Lehman Brothers Equity/Debt Securities Litigation, which had been pending in the SDNY, related to several offerings of debt and equity securities issued by Lehman Brothers Holdings Inc. during 2007 and 2008. A group of underwriter defendants, including the Company, settled the main litigation on December 2, 2012. The remaining opt-out claims and appeals have now been resolved.

Stichting Pensioenfonds ABP v. Morgan Stanley, et al., which had been pending in the Supreme Court of NY, involved allegations that the defendants made untrue statements and material omissions to plaintiff in connection with the sale of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. On November 15, 2013, the parties entered into an agreement to settle the litigation. On December 3, 2013, the court dismissed the action.

Bayerische Landesbank, New York Branch v. Morgan Stanley, et al., which had been pending in the Supreme Court of NY, involved allegations that the defendants made untrue statements and material omissions to plaintiff in connection with the sale of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. On December 6, 2013, the parties entered into an agreement to settle the litigation. On January 2, 2014, the court dismissed the action.

Seagull Point, LLC, individually and on behalf of Morgan Stanley ABS Capital I Inc. Trust 2007 HE-5 v. WMC Mortgage Corp., et al., which had been pending in the Supreme Court of NY, involved allegations that the loans in the trust breached various representations and warranties. On January 9, 2014, plaintiff filed a notice of discontinuance, dismissing the action against all defendants.

Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al., which had been pending in the Superior Court of the State of California, involved allegations that the defendants made untrue statements and material omissions to plaintiff in connection with the sale of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. On December 6, 2013, plaintiff filed a request for dismissal of all of its claims against the Company. On January 27, 2014, the court dismissed the action.

Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al., which had been pending in the Supreme Court of NY, involved allegations that the defendants made untrue statements and material omissions to plaintiffs in connection with the sale of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al., which had been pending in the Superior Court of the Commonwealth of Massachusetts, involved allegations that the defendants made untrue statements and material omissions to plaintiff in connection with the sale of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al., which had been pending in the SDNY, involved allegations that the defendants made untrue statements and material omissions to plaintiff in connection with the sale of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On December 12, 2013, the Company entered into an agreement with American International Group, Inc. (“AIG”) to resolve AIG’s potential claims against the Company related to AIG’s purchases of certain mortgage pass-through certificates sponsored or underwritten by the Company backed by securitization trusts containing residential mortgage loans.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades on the NYSE under the symbol “MS.” As of February 19, 2014, the Company had 79,140 holders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth, for each of the last eight quarters, the low and high sales prices per share of the Company’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends per share of the Company’s common stock declared by its Board of Directors for such quarter.

	Low Sale Price	High Sale Price	Dividends
2013:
Fourth Quarter	$26.41	$31.85	$0.05
Third Quarter	$23.83	$29.50	$0.05
Second Quarter	$20.16	$27.17	$0.05
First Quarter	$19.32	$24.47	$0.05
2012:
Fourth Quarter	$13.49	$19.45	$0.05
Third Quarter	$12.29	$18.50	$0.05
Second Quarter	$12.26	$20.05	$0.05
First Quarter	$13.49	$21.19	$0.05

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of the year ended December 31, 2013.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2013—October 31, 2013)
Share Repurchase Program(A)	1,495,000	$29.26	1,495,000	$1,394
Employee Transactions(B)	172,249	$27.46	—	—
Month #2 (November 1, 2013—November 30, 2013)
Share Repurchase Program(A)	4,038,832	$29.65	4,038,832	$1,274
Employee Transactions(B)	56,206	$30.10	—	—
Month #3 (December 1, 2013—December 31, 2013)
Share Repurchase Program(A)	2,087,000	$30.81	2,087,000	$1,210
Employee Transactions(B)	170,552	$31.19	—	—
Total
Share Repurchase Program(A)	7,620,832	$29.89	7,620,832	$1,210
Employee Transactions(B)	399,007	$29.43	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In July 2013, the Company received no objection from the Federal Reserve to repurchase up to $500 million of the Company’s outstanding common stock under rules permitting annual capital distributions (12 Code of Federal Regulations 225.8, Capital Planning), of which approximately $150 million as of December 31, 2013 may yet be purchased until March 31, 2014. For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units; and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

***

Stock performance graph. The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Company’s common stock, the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Financials Index (“S5FINL”) for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2008 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s common stock.

	MS	S&P 500	S5FINL
12/31/2008	$100.00	$100.00	$100.00
12/31/2009	$187.93	$126.45	$117.15
12/31/2010	$174.03	$145.49	$131.36
12/31/2011	$97.59	$148.55	$108.95
12/30/2012	$124.84	$172.31	$140.27
12/31/2013	$206.40	$228.10	$190.19

Item 6.	Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	2013	2012	2011	2010	2009
Income Statement Data:
Revenues:
Investment banking	$5,246	$4,758	$4,991	$5,122	$5,020
Trading	9,359	6,990	12,384	9,393	7,723
Investments	1,777	742	573	1,825	(1,034)
Commissions and fees	4,629	4,253	5,343	4,909	4,210
Asset management, distribution and administration fees	9,638	9,008	8,409	7,843	5,802
Other	990	556	176	1,235	672

Total non-interest revenues	31,639	26,307	31,876	30,327	22,393

Interest income	5,209	5,692	7,234	7,288	7,468
Interest expense	4,431	5,897	6,883	6,394	6,678

Net interest	778	(205)	351	894	790

Net revenues	32,417	26,102	32,227	31,221	23,183

Non-interest expenses:
Compensation and benefits	16,277	15,615	16,325	15,860	14,287
Other	11,658	9,967	9,792	9,154	7,753

Total non-interest expenses	27,935	25,582	26,117	25,014	22,040

Income from continuing operations before income taxes	4,482	520	6,110	6,207	1,143
Provision for (benefit from) income taxes	826	(237)	1,414	743	(298)

Income from continuing operations	3,656	757	4,696	5,464	1,441
Discontinued operations(1):
Gain (loss) from discontinued operations	(72)	(48)	(170)	600	(127)
Provision for (benefit from) income taxes	(29)	(7)	(119)	362	(92)

Net gain (loss) from discontinued operations	(43)	(41)	(51)	238	(35)

Net income	3,613	716	4,645	5,702	1,406
Net income applicable to redeemable noncontrolling interests(2)	222	124	—	—	—
Net income applicable to nonredeemable noncontrolling interests(2)	459	524	535	999	60

Net income applicable to Morgan Stanley	$2,932	$68	$4,110	$4,703	$1,346
Preferred stock dividends	277	98	2,043	1,109	2,253

Earnings (loss) applicable to Morgan Stanley common shareholders(3)	$2,655	$(30)	$2,067	$3,594	$(907)

Amounts applicable to Morgan Stanley:
Income from continuing operations	$2,975	$138	$4,168	$4,478	$1,404
Net gain (loss) from discontinued operations	(43)	(70)	(58)	225	(58)

Net income applicable to Morgan Stanley	$2,932	$68	$4,110	$4,703	$1,346

	2013	2012	2011	2010	2009
Per Share Data:
Earnings (loss) per basic common share(4):
Income (loss) from continuing operations	$1.42	$0.02	$1.28	$2.49	$(0.72)
Net gain (loss) from discontinued operations	(0.03)	(0.04)	(0.03)	0.15	(0.05)

Earnings (loss) per basic common share	$1.39	$(0.02)	$1.25	$2.64	$(0.77)

Earnings (loss) per diluted common share(4):
Income (loss) from continuing operations	$1.38	$0.02	$1.27	$2.45	$(0.72)
Net gain (loss) from discontinued operations	(0.02)	(0.04)	(0.04)	0.18	(0.05)

Earnings (loss) per diluted common share	$1.36	$(0.02)	$1.23	$2.63	$(0.77)

Book value per common share(5)	$32.24	$30.70	$31.42	$31.49	$27.26
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.17

Balance Sheet and Other Operating Data:
Total assets	$832,702	$780,960	$749,898	$807,698	$771,462
Total deposits	112,379	83,266	65,662	63,812	62,215
Long-term borrowings	153,575	169,571	184,234	192,457	193,374
Morgan Stanley shareholders’ equity	65,921	62,109	62,049	57,211	46,688
Return on average common equity(6)	4.3%	N/M	3.8%	9.0%	N/M
Average common shares outstanding(3):
Basic	1,905,823,882	1,885,774,276	1,654,708,640	1,361,670,938	1,185,414,871
Diluted	1,956,519,738	1,918,811,270	1,675,271,669	1,411,268,971	1,185,414,871

N/M—Not Meaningful.

(1)	Prior-period amounts have been recast for discontinued operations. See Note 1 to the consolidated financial statements in Item 8 for information on discontinued operations.
(2)	Information includes 100%, 65% and 51% ownership of the retail securities joint venture between the Company and Citigroup Inc. (the “Wealth Management JV”) effective June 28, 2013, September 17, 2012 and May 31, 2009, respectively (see Note 3 to the consolidated financial statements in Item 8).
(3)	Amounts shown are used to calculate earnings per basic and diluted common share.
(4)	For the calculation of basic and diluted earnings per common share, see Note 16 to the consolidated financial statements in Item 8.
(5)	Book value per common share equals common shareholders’ equity of $62,701 million at December 31, 2013, $60,601 million at December 31, 2012, $60,541 million at December 31, 2011, $47,614 million at December 31, 2010 and $37,091 million at December 31, 2009, divided by common shares outstanding of 1,945 million at December 31, 2013, 1,974 million at December 31, 2012, 1,927 million at December 31, 2011, 1,512 million at December 31, 2010 and 1,361 million at December 31, 2009.
(6)	The calculation of return on average common equity uses net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The return on average common equity is a non-generally accepted accounting principle financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A summary of the activities of each of the Company’s business segments is as follows:

Institutional Securities provides financial advisory and capital-raising services, including: advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

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

Investment Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes, and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

See Note 1 to the consolidated financial statements in Item 8 for a discussion of the Company’s discontinued operations.

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including: the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary) and legal and regulatory actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices, interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements; the Company’s reputation; inflation, natural disasters and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; technological changes and risks, including cybersecurity risks; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Other Matters” herein.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, see “Forward-Looking Statements” immediately preceding “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Executive Summary—Significant Items” and “Other Matters” herein.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	2013	2012	2011
Net revenues:
Institutional Securities(1)	$15,443	$11,025	$17,683
Wealth Management(1)	14,214	13,034	12,772
Investment Management	2,988	2,219	1,887
Intersegment Eliminations	(228)	(176)	(115)

Consolidated net revenues	$32,417	$26,102	$32,227

Net income	$3,613	$716	$4,645
Net income applicable to redeemable noncontrolling interests(2)	222	124	—
Net income applicable to nonredeemable noncontrolling interests(2)	459	524	535

Net income applicable to Morgan Stanley	$2,932	$68	$4,110

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities(1)	$984	$(797)	$3,450
Wealth Management(1)	1,488	803	683
Investment Management	503	136	35
Intersegment Eliminations	—	(4)	—

Income from continuing operations applicable to Morgan Stanley	$2,975	$138	$4,168
Net gain (loss) from discontinued operations applicable to Morgan Stanley(3)	(43)	(70)	(58)

Net income applicable to Morgan Stanley	$2,932	$68	$4,110
Preferred stock dividends	277	98	2,043

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,655	$(30)	$2,067

Earnings (loss) per basic common share:
Income from continuing operations	$1.42	$0.02	$1.28
Net gain (loss) from discontinued operations(3)	(0.03)	(0.04)	(0.03)

Earnings (loss) per basic common share(4)	$1.39	$(0.02)	$1.25

Earnings (loss) per diluted common share:
Income from continuing operations	$1.38	$0.02	$1.27
Net gain (loss) from discontinued operations(3)	(0.02)	(0.04)	(0.04)

Earnings (loss) per diluted common share(4)	$1.36	$(0.02)	$1.23

Regional net revenues(5):
Americas	$23,282	$20,200	$22,306
Europe, Middle East and Africa	4,542	3,078	6,619
Asia	4,593	2,824	3,302

Net revenues	$32,417	$26,102	$32,227

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	2013	2012	2011
Average common equity (dollars in billions):
Institutional Securities	$37.9	$29.0	$32.7
Wealth Management	13.2	13.3	13.2
Investment Management	2.8	2.4	2.6
Parent capital	8.0	16.1	5.9

Consolidated average common equity	$61.9	$60.8	$54.4

Return on average common equity(6):
Institutional Securities	2.3%	N/M	5.1%
Wealth Management	10.0%	6.0%	3.4%
Investment Management	17.6%	5.4%	N/M
Consolidated	4.4%	0.1%	4.0%
Book value per common share(7)	$32.24	$30.70	$31.42
Average tangible common equity (dollars in billions)(8)	$53.0	$53.9	$47.5
Return on average tangible common equity(9)	5.1%	0.1%	4.5%
Tangible book value per common share(10)	$27.16	$26.86	$27.95
Effective income tax rate from continuing operations(11)	18.4%	(45.6)%	23.1%
Worldwide employees at December 31, 2013, 2012 and 2011	55,794	57,061	61,546
Global Liquidity Reserve held by bank and non-bank legal entities at December 31, 2013, 2012 and 2011 (dollars in billions)(12)	$202	$182	$182
Average Global Liquidity Reserve (dollars in billions)(12):
Bank legal entities	$75	$63	$64
Non-bank legal entities	117	113	113

Total average Global Liquidity Reserve	$192	$176	$177

Long-term borrowings at December 31, 2013, 2012 and 2011	$153,575	$169,571	$184,234
Maturities of long-term borrowings outstanding at December 31, 2013, 2012 and 2011 (next 12 months)	$24,193	$25,303	$35,082
Capital ratios at December 31, 2013, 2012 and 2011:
Total capital ratio(13)	16.9%	18.5%	17.5%
Tier 1 common capital ratio(13)	12.8%	14.6%	12.6%
Tier 1 capital ratio(13)	15.7%	17.7%	16.2%
Tier 1 leverage ratio(14)	7.6%	7.1%	6.6%
Consolidated assets under management or supervision at December 31, 2013, 2012 and 2011 (dollars in billions)(15):
Investment Management(16)	$373	$338	$287
Wealth Management(1)(17)	692	551	472

Total	$1,065	$889	$759

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	2013	2012	2011
Institutional Securities(1):
Pre-tax profit margin(18)	6%	N/M	26%
Wealth Management(1)(17):
Wealth Management representatives at December 31, 2013, 2012 and 2011(19)	16,456	16,352	17,033
Annual revenues per representative (dollars in thousands)(20)	$867	$786	$731
Assets by client segment at December 31, 2013, 2012 and 2011 (dollars in billions):
$10 million or more	$678	$538	$468
$1 million to $10 million	776	699	682

Subtotal $1 million or more	1,454	1,237	1,150

$100,000 to $1 million	414	414	375
Less than $100,000	41	45	41

Total client assets	$1,909	$1,696	$1,566

Fee-based client assets as a percentage of total client assets(21)	37%	33%	30%
Client assets per representative(22)	$116	$104	$92
Fee-based client asset flows (dollars in billions)(23)	$51.9	$26.9	$47.0
Bank deposits at December 31, 2013, 2012 and 2011 (dollars in billions)(24)	$134	$131	$111
Retail locations at December 31, 2013, 2012 and 2011	649	694	734
Pre-tax profit margin(18)	18%	12%	10%
Investment Management:
Pre-tax profit margin(18)	33%	27%	13%
Selected management financial measures, excluding DVA:
Net revenues, excluding DVA(25)	$33,098	$30,504	$28,546
Income from continuing operations applicable to Morgan Stanley, excluding DVA(25)	$3,427	$3,256	$1,893
Income per diluted common share from continuing operations, excluding DVA(25)	$1.61	$1.64	$(0.08)
Return on average common equity, excluding DVA(6)	5.0%	5.2%	N/M
Return on average tangible common equity, excluding DVA(9)	5.8%	5.9%	N/M

N/M—Not Meaningful.

DVA—Debt Valuation Adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

(1)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, all results and statistical data have been recast for all periods to reflect the International Wealth Management business as part of the Institutional Securities business segment.
(2)	See Notes 2, 3 and 15 to the consolidated financial statements in Item 8 for information on redeemable and nonredeemable noncontrolling interests.
(3)	See Note 1 to the consolidated financial statements in Item 8 for information on discontinued operations.
(4)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 16 to the consolidated financial statements in Item 8.
(5)	Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis. For further discussion regarding the geographic methodology for net revenues, see Note 21 to the consolidated financial statements in Item 8.
(6)

The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The return on average common equity is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). The effective tax rates used in the computation of business segments’ return on average common equity were determined on a separate legal entity basis. To determine the return on consolidated average common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA in 2013, 2012 and 2011 was (0.6)%, (5.1)% and 4.2%, respectively.

(7)	Book value per common share equals common shareholders’ equity of $62,701 million at December 31, 2013, $60,601 million at December 31, 2012 and $60,541 million at December 31, 2011 divided by common shares outstanding of 1,945 million at December 31, 2013, 1,974 million at December 31, 2012 and 1,927 million at December 31, 2011. Book value per common share in 2011 was reduced by approximately $2.61 per share as a result of the Mitsubishi UFJ Financial Group, Inc. (“MUFG”) stock conversion (see “Significant Items—MUFG Stock Conversion” herein).
(8)	Average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Capital Management” herein.
(9)	Return on average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA in 2013, 2012 and 2011 was (0.7)%, (5.8)% and 4.8%, respectively.
(10)	Tangible book value per common share equals tangible common equity of $52,828 million at December 31, 2013, $53,014 million at December 31, 2012 and $53,850 million at December 31, 2011 divided by common shares outstanding of 1,945 million at December 31, 2013, 1,974 million at December 31, 2012 and 1,927 million at December 31, 2011. Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy.
(11)	For a discussion of the effective income tax rate, see “Overview of 2013 Financial Results” and “Significant Items—Income Tax Items” herein.
(12)	For a discussion of Global Liquidity Reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(13)	As of December 31, 2013, the Company calculated its Total, Tier 1 and Tier 1 common capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). These standards are based upon a framework described in the International Convergence of Capital Measurement and Capital Standards, July 1988, as amended, also referred to as Basel I. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee on Banking Supervision’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, became effective, which increased the capital requirements for securitizations and correlation trading within the Company’s trading book, as well as incorporated add-ons for stressed Value-at-Risk (“VaR”) and incremental risk requirements (“market risk capital framework amendment”). The Company’s Total, Tier 1 and Tier 1 common capital ratios and RWAs for 2013 were calculated under this revised framework. The Company’s Total, Tier 1 and Tier 1 common capital ratios and RWAs for prior periods have not been recalculated under this revised framework. For a discussion of Total, Tier 1 and Tier 1 common capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(14)	For a discussion of Tier 1 leverage ratio, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(15)	Revenues and expenses associated with these assets are included in the Company’s Wealth Management and Investment Management business segments.
(16)	Amounts exclude the Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(17)	Prior-period amounts have been recast to exclude Quilter & Co. Ltd. (“Quilter”). See Note 1 to the consolidated financial statements in Item 8 for information on discontinued operations.
(18)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(19)	At December 31, 2013, 2012 and 2011, global representatives for the Company were 16,784, 16,780 and 17,512, which include approximately 328, 428 and 479 representatives associated with the International Wealth Management business, the results of which are reported in the Institutional Securities business segment, respectively.
(20)	Annual revenues per representative in 2013, 2012 and 2011 equal Wealth Management business segment’s annual revenues divided by the average representative headcount in 2013, 2012 and 2011, respectively.
(21)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets. Effective in 2013, client assets also include certain additional non-custodied assets as a result of the completion of the purchase of the remaining interest in the retail securities joint venture between the Company and Citigroup Inc. (“Citi”) (the “Wealth Management JV”) platform conversion.
(22)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(23)	Beginning January 1, 2013, the Company enhanced its definition of fee-based asset flows. Fee-based asset flows have been recast for all periods to include dividends, interest and client fees and to exclude cash management related activity.
(24)

Approximately $104 billion, $72 billion and $56 billion of the bank deposit balances at December 31, 2013, 2012 and 2011, respectively, are held at Company-affiliated depositories with the remainder held at Citi affiliated depositories. The Company considers the remaining deposits held with Citi affiliated depositories a non-GAAP measure, which the Company and investors use to assess deposits in the

Wealth Management business segment. The deposit balances are held at certain of the Company’s Federal Deposit Insurance Corporation (the “FDIC”) insured depository institutions for the benefit of the Company’s clients through their accounts. For additional information regarding deposits, see Notes 3, 10 and 25 to the consolidated financial statements in Item 8 and “Liquidity and Capital Resources—Funding Management—Deposits” herein.

(25)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “GAAP” refers to generally accepted accounting principles in the U.S. The U.S. Securities and Exchange Commission defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or an alternative method for assessing, our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the GAAP financial measure.

	2013	2012	2011
Reconciliation of Selected Management Financial Measures from a Non-GAAP to a GAAP Basis (dollars in millions, except per share amounts):
Net revenues
Net revenues—non-GAAP	$33,098	$30,504	$28,546
Impact of DVA	(681)	(4,402)	3,681

Net revenues—GAAP	$32,417	$26,102	$32,227

Income (loss) from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—non-GAAP	$3,427	$3,256	$1,893
Impact of DVA	(452)	(3,118)	2,275

Income applicable to Morgan Stanley—GAAP	$2,975	$138	$4,168

Earnings (loss) per diluted common share
Income from continuing operations per diluted common share—non-GAAP	$1.61	$1.64	$(0.08)
Impact of DVA	(0.23)	(1.62)	1.35

Income from continuing operations per diluted common share—GAAP	$1.38	$0.02	$1.27

Average diluted shares—non-GAAP (in millions)	1,957	1,919	1,655
Impact of DVA (in millions)	—	—	20

Average diluted shares—GAAP (in millions)	1,957	1,919	1,675

Global Market and Economic Conditions.

During 2013, global market and economic conditions showed improvement from 2012, though significant uncertainty remained. Investor sentiment was boosted by encouraging signs of improvement in the global economy during the second half of 2013. The U.S. economy continued its moderate growth pace, but while as a whole the recession in the euro-area came to an end, significant pockets of slow or negative growth remained in Europe. During 2013, global market and economic conditions were also challenged by investor concerns about the U.S. longer-term budget outlook and the scaling back of monetary stimulus, the remaining European sovereign debt issues and slowing economic growth in emerging markets. Shorter-term concerns over the U.S. budget standoff were resolved in late 2013 as Congress came to a tentative agreement on federal government funding for the next two fiscal years. The agreement was in response to a shut-down of the U.S. federal government that lasted for 16 days during October 2013. Elsewhere, especially in parts of Europe, growth remains stymied by fiscal and longer-term structural issues in the economy.

In the U.S., major equity market indices ended the year significantly higher compared with year-end 2012. The U.S. economy continued its moderate growth pace in 2013. Labor market conditions improved as the unemployment rate declined to 6.7% at December 31, 2013 from 7.9% at December 31, 2012. Consumer spending and business investment advanced during 2013. The housing market generally strengthened in 2013, although rising mortgage rates have resulted in recent softness in housing starts and home sales. Apart from fluctuations due to changes in energy prices, inflation has been running below the Federal Reserve’s longer-run objective, but longer-term inflation expectations have remained stable. The Federal Open Market Committee (“FOMC”) of the Federal Reserve kept key interest rates at historically low levels. At December 31, 2013, the federal funds target rate remained between 0.0% and 0.25%, and the discount rate remained at 0.75%. Earlier in 2013 concerns about the Federal Reserve’s plan to scale back its monetary stimulus plan caused investors to sell off holdings. Subsequently, the FOMC announced in December that it would be decreasing its purchases of Treasury and mortgage-backed securities in January 2014. The continuing U.S. recovery, though tepid, is also relieving some of the pressure on the federal budget experienced during the past several years.

In Europe, major equity market indices finished 2013 higher compared with year-end 2012. Euro-area gross domestic product started to grow in the second quarter of 2013, and the European Central Bank (“ECB”) views this as a gradual recovery in economic conditions, albeit with significant downside risks. The euro-area unemployment rate increased to 12.0% at December 31, 2013 from 11.9% at 2012 year-end. At December 31, 2013, Bank of England’s benchmark interest rate was 0.5%, which was unchanged from December 31, 2012. To stimulate economic activity in Europe, during 2013 the ECB lowered the benchmark interest rate from 0.75% to 0.25% and indicated it will keep open its special liquidity facilities until at least the middle of 2014.

Major equity market indices in Asia ended the year higher, with the notable exception of the Shanghai Stock Exchange Composite Index in China. Japan’s economic activity grew moderately during 2013, primarily resulting from a series of economic stimulus packages announced by the Japanese government and the Bank of Japan (“BOJ”) in early 2013. The BOJ maintained its monetary stimulus plan during the remainder of 2013. The pace of China’s economic growth slowed during 2013, though China’s overall growth was still strong compared with the U.S., Europe and Japan. During 2013, the Chinese government began to implement reforms to restructure its economy away from reliance on exports and investments and toward more sustainable growth driven by domestic consumption.

Overview of 2013 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $2,932 million on net revenues of $32,417 million in 2013 compared with net income applicable to Morgan Stanley of $68 million on net revenues of $26,102 million in 2012.

Net revenues in 2013 included negative revenues due to the impact of DVA of $681 million compared with negative revenues of $4,402 million in 2012. Non-interest expenses increased 9% to $27,935 million in 2013 compared with $25,582 million in 2012. Compensation expenses increased 4% to $16,277 million in 2013 compared with $15,615 million in 2012. Non-compensation expenses increased 17% to $11,658 million in 2013 compared with $9,967 million in 2012. The increase in non-compensation expenses primarily reflected higher legal expenses.

Earnings (loss) per diluted common share (“diluted EPS”) and diluted EPS from continuing operations were $1.36 and $1.38, respectively, in 2013 compared with $(0.02) and $0.02, respectively, in 2012. The diluted EPS calculation for 2013 included a negative adjustment of approximately $151 million related to the purchase of the remaining interest in the Wealth Management JV, which was completed in June 2013.

Excluding the impact of DVA, net revenues were $33,098 million, and diluted EPS from continuing operations was $1.61 per share in 2013 compared with $30,504 million and $1.64 per share, respectively, in 2012.

The Company’s effective tax rate from continuing operations was 18.4% for 2013. The effective tax rate included an aggregate discrete net tax benefit of $407 million. Excluding this aggregate discrete net tax benefit, the effective tax rate from continuing operations in 2013 would have been 27.5%.

Institutional Securities.    Income from continuing operations before taxes was $869 million in 2013 compared with a loss from continuing operations before taxes of $1,688 million in 2012. Net revenues for 2013 were $15,443 million compared with $11,025 million in 2012. The results in 2013 included negative revenues due to the impact of DVA of $681 million compared with negative revenues of $4,402 million in 2012. Investment banking revenues for 2013 increased 11% from 2012 to $4,377 million, reflecting higher revenues from equity and fixed income underwriting transactions, partially offset by lower advisory revenues. The following sales and trading net revenues results exclude the impact of DVA. Sales and trading net revenues are composed of: trading revenues; commissions and fees; asset management, distribution and administration fees; and net interest revenues (expenses). The presentation of net revenues excluding the impact of DVA is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance. Equity sales and trading net revenues, excluding the impact of DVA, of $6,607 million increased 11% from 2012, reflecting strong performance across most products and regions from higher client activity, with particular strength in prime brokerage. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues were $4,197 million in 2013, a decrease of 25% from 2012, reflecting lower levels of client activity across most products. Net investment gains of $707 million were recognized in 2013, compared with net investment gains of $219 million in 2012, primarily reflecting a gain on the disposition of an investment in an insurance broker. Other revenues of $608 million were recognized in 2013 compared with other revenues of $203 million in 2012. Other revenues included income arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). Non-interest expenses increased 15% in 2013 to $14,574 million, primarily due to higher non-compensation expenses. Compensation and benefits expenses in 2013 decreased 2% from 2012 to $6,823 million, primarily due to lower headcount. Non-compensation expenses were $7,751 million in 2013 compared with $5,735 million in 2012, reflecting the increased level of legal expenses.

Wealth Management.    Income from continuing operations before taxes was $2,629 million in 2013 compared with $1,622 million in 2012. Net revenues were $14,214 million in 2013 compared with $13,034 million in 2012. Transactional revenues, consisting of Trading, Commissions and fees and Investment banking increased 8% from 2012 to $4,293 million. Trading revenues increased 11% from 2012 to $1,161 million in 2013, primarily due to gains related to investments associated with certain employee deferred compensation plans and higher revenues from fixed income products. Commissions and fees revenues increased 6% from 2012 to $2,209 million in 2013, primarily due to higher equity, mutual fund and alternatives activity. Investment banking revenues increased 11% from 2012 to $923 million in 2013, primarily due to higher levels of underwriting activity in closed-end funds and unit trusts. Asset management, distribution and administration fees increased 6% from 2012 to $7,638 million in 2013, primarily due to higher fee-based revenues, partially offset by lower revenues from referral fees from the bank deposit program. Net interest increased 20% from 2012 to $1,880 million in 2013, primarily due to higher balances in the bank deposit program and growth in loans and lending commitments in Portfolio Loan Account (“PLA”) securities-based lending products. In addition, interest expense declined in 2013 due to the Company’s redemption of all Class A Preferred Interests owned by Citi and its affiliates, in connection with the Company’s acquisition of 100% ownership of the Wealth Management JV effective at the end of the second quarter of 2013. Total client asset balances were $1,909 billion at December 31, 2013 and client assets in fee-based accounts were $697 billion, or 37% of total client assets. Fee-based client asset flows for 2013 were $51.9 billion compared with $26.9 billion in 2012. Prior period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment and for the Company’s enhanced definition of fee-based asset flows (see “Business Segments” herein). Compensation and benefits expenses increased 6% from 2012 to $8,271 million in 2013, primarily due to higher compensable revenues. Non-compensation expenses decreased 8% from 2012 to $3,314 million in 2013, primarily driven by the absence of platform integration costs and non-recurring technology write-offs, partially offset by an impairment expense of $36 million related to certain intangible assets (management contracts) associated with alternative investment funds in 2013.

Investment Management.    Income from continuing operations before taxes was $984 million in 2013 compared with $590 million in 2012. Net revenues were $2,988 million in 2013 compared with $2,219 million in 2012. The increase in net revenues reflected higher net investment gains predominantly within the Company’s Merchant Banking and Real Estate Investing businesses and higher gains on certain investments associated with the Company’s employee deferred compensation and co-investment plans. Results in 2013 also included an additional allocation of fund income to the Company as general partner, upon exceeding cumulative fund performance thresholds (“carried interest”). Non-interest expenses were $2,004 million in 2013 compared with $1,629 million in 2012. Compensation and benefits expenses increased 41% to $1,183 million in 2013, primarily due to higher net revenues. Non-compensation expenses increased 4% to $821 million in 2013, primarily due to higher brokerage and clearing and professional services expenses, partially offset by lower information processing expenses.

Significant Items.

Litigation.    The Company incurred litigation expenses of approximately $1,952 million in 2013, $513 million in 2012 and $151 million in 2011. The litigation expenses incurred in 2013 were primarily due to settlements and reserve additions related to residential mortgage-backed securities and credit crisis-related matters (see “Contingencies—Legal” in Note 13 to the consolidated financial statements in Item 8). Litigation expenses are included in Other expenses in the consolidated statements of income. The Company expects future litigation expenses in general to continue to be elevated, and the changes in expenses from period to period may fluctuate significantly, given the current environment regarding financial crisis-related government investigations and private litigation affecting global financial services firms, including the Company.

Investment Gains.    The Company’s Investments revenues increased to $1,777 million in 2013 compared with $742 million in 2012. Of this increase, $543 million related to higher net investment gains and to a lesser extent the benefit of carried interest within the Company’s Merchant Banking and Real Estate Investing businesses in the Investment Management business segment. In addition, the increase includes a gain on the disposition of an investment in an insurance broker in 2013 in the Institutional Securities business segment.

Japanese Securities Joint Venture.    During 2013, 2012 and 2011, the Company recorded income (loss) of $570 million, $152 million and $(783) million, respectively, within Other revenues in the consolidated statements of income, arising from the Company’s 40% stake in MUMSS. Net income applicable to nonredeemable noncontrolling interests associated with MUFG’s interest in Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) was $259 million, $163 million and $1 million for 2013, 2012 and 2011, respectively (see Note 22 to the consolidated financial statements in Item 8).

In June 2013, MUMSS paid a dividend of approximately $287 million, of which the Company received approximately $115 million for its proportionate share of MUMSS.

Income Tax Items.    In 2013, the Company recognized an aggregate discrete net tax benefit of $407 million. This included discrete tax benefits of: $161 million related to the remeasurement of reserves and related interest associated with new information regarding the status of certain tax authority examinations; $92 million related to the establishment of a previously unrecognized deferred tax asset from a legal entity reorganization; $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries; and $81 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”). The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside the U.S. until such income is repatriated to the U.S. as a dividend.

In 2012, the Company recognized an aggregate net tax benefit of $142 million. This included a discrete tax benefit of $299 million related to the remeasurement of reserves and related interest associated with either the expiration of the applicable statute of limitations or new information regarding the status of certain Internal Revenue Service examinations and an aggregate out-of-period net tax provision of $157 million, to adjust the overstatement of deferred tax assets associated with partnership investments, principally in the Company’s Investment Management business segment and repatriated earnings of foreign subsidiaries recorded in prior years. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

Corporate Lending.    The Company recorded the following amounts primarily associated with loans and lending commitments within the Institutional Securities business segment (see “Business Segments—Institutional Securities” herein):

	2013	2012	2011
	(dollars in millions)
Other sales and trading:
Gains (losses) on loans and lending commitments and Net interest(1)	$596	$1,650	$(699)
Gains (losses) on hedges	(156)	(910)	68

Total Other sales and trading revenues	$440	$740	$(631)

Other revenues:
Provision for loan losses	$(46)	$(85)	$(6)
Losses on loans held for sale	(68)	(54)	—

Total Other revenues	$(114)	$(139)	$(6)

Other expenses: Provision for unfunded commitments	(45)	(71)	(18)

Total	$281	$530	$(655)

(1)	Effective April 2012, the Company began accounting for all new originated loans and lending commitments as either held for investment or held for sale.

Wealth Management JV.    The Company completed the purchase of the remaining 35% interest in the Wealth Management JV from Citi on June 28, 2013 for the previously established price of $4.725 billion. The Company recorded a negative adjustment to retained earnings of approximately $151 million (net of tax) in 2013 to reflect the difference between the purchase price for the 35% interest in the joint venture and its carrying value. In 2012, the Company purchased an additional 14% stake in the Wealth Management JV from Citi for $1.89 billion, increasing the Company’s interest from 51% to 65%. The Company recorded a negative adjustment to Paid-in-capital of approximately $107 million (net of tax) to reflect the difference between the purchase price for the 14% interest in the Wealth Management JV and its carrying value. Also in 2012, the Wealth Management business segment’s non-interest expenses included approximately $173 million of non-recurring costs related to the Wealth Management JV integration. For more information, see Note 3 to the consolidated statements in Item 8.

Available for Sale Securities.    During 2013, 2012 and 2011, the available for sale portfolio held within the Wealth Management business segment reported unrealized gains (losses) of $(433) million, $28 million and $87 million, net of tax, respectively, that were included in Accumulated other comprehensive income. The unrealized losses were primarily due to changes in interest rates. The securities in the Company’s available for sale portfolio with an unrealized loss were not other-than-temporarily impaired at December 31, 2013, 2012 and 2011. For more information, see Notes 2 and 5 to the consolidated financial statements in Item 8.

Monoline Insurers.    The results for 2011 included losses of $1,838 million related to the Company’s counterparty credit exposures to Monoline Insurers (“Monolines”), principally MBIA Insurance Corporation (“MBIA”).

During 2011, the Company announced a comprehensive settlement with MBIA. The settlement terminated outstanding credit default swap (“CDS”) protection purchased from MBIA on commercial mortgage-backed securities and resolved pending litigation between the two parties for consideration of a net cash payment to the Company.

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

European Peripheral Countries.    On December 22, 2011, the Company entered into agreements to restructure certain derivative transactions that decreased its exposure to obligors in Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”). As a result, the Company’s results in 2011 included interest rate product revenues of approximately $600 million related primarily to the release of credit valuation adjustments associated with the transactions, reported within Trading revenues in the consolidated statement of income.

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

Net Revenues.

Trading.    Trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as a market maker as well as gains and losses on the Company’s related positions. Trading revenues include the realized gains and losses from sales of cash instruments and derivative settlements, unrealized gains and losses from ongoing fair value changes of the Company’s positions related to market-making activities, and gains and losses related to investments associated with certain employee deferred compensation plans. In many markets, the realized and unrealized gains and losses from the purchase and sale transactions will include any spreads between bids and offers. Certain fees received on loans carried at fair value and dividends from equity securities are also recorded in this line item since they relate to market-making positions. Commissions received for purchasing and selling listed equity securities and options are recorded separately in the Commissions and fees line item. Other cash and derivative instruments typically do not have fees associated with them, and fees for related services would be recorded in Commissions and fees.

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

As a market maker, the Company stands ready to buy, sell or otherwise transact with customers under a variety of market conditions and provide firm or indicative prices in response to customer requests. The Company’s liquidity obligations can be explicit and obligatory in some cases, and in others, customers expect the Company to be willing to transact with them. In order to most effectively fulfill its market-making function, the Company engages in activities, across all of its trading businesses, that include, but are not limited to: (i) taking positions in anticipation of, and in response to, customer demand to buy or sell and—depending on the liquidity of the relevant market and the size of the position—to hold those positions for a period of time; (ii) managing and assuming basis risk (risk associated with imperfect hedging) between customized customer risks and the standardized products available in the market to hedge those risks; (iii) building, maintaining and rebalancing inventory, through trades with other market participants, and engaging in accumulation activities to accommodate anticipated customer demand; (iv) trading in the market to remain current on pricing and trends; and (v) engaging in other activities to provide efficiency and liquidity for markets. Although not included in Trading revenues, interest income and expense are also impacted by market-making activities as debt securities held by the Company earn interest and securities are loaned, borrowed, sold with agreement to repurchase and purchased with agreement to resell.

Investments.    The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation plans (as mentioned above). Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds and private equity funds, which include investments made in connection with certain employee deferred compensation plans (see Note 4 to the consolidated financial statements in Item 8). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.

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

Net Interest.    Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including trading assets and trading liabilities; securities available for sale; securities borrowed or purchased under agreements to resell; securities loaned or sold under agreements to repurchase; loans; deposits; commercial paper and other short-term borrowings; long-term borrowings; trading strategies; customer activity in the Company’s prime brokerage business; and the prevailing level, term structure and volatility of interest rates. Certain Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) and Securities borrowed and Securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenues on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions.

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through its U.S. bank subsidiaries, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”). The Company’s lending activities in the Institutional Securities business segment primarily include corporate lending activities, in which the Company provides loans or lending commitments to selected corporate clients. In addition to corporate lending activity, the Institutional Securities business segment engages to a lesser extent in other lending activity, including corporate loans purchased and sold in the secondary market. The Company’s lending activities in the Wealth Management business segment principally include margin loans collateralized by securities, securities-based lending that allows clients to borrow money against the value of qualifying securities in PLAs and residential mortgage lending. The Company’s lending activities have grown during 2013 and 2012 and the Company expects this trend to continue. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Item 7A. See also Notes 8 and 13 to the consolidated financial statements in Item 8 for additional information about the Company’s financing receivables and lending commitments, respectively.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	2013	2012(1)	2011(1)
	(dollars in millions)
Revenues:
Investment banking	$4,377	$3,930	$4,240
Trading	8,147	6,002	11,425
Investments	707	219	239
Commissions and fees	2,425	2,176	2,849
Asset management, distribution and administration fees	280	242	206
Other	608	203	(236)

Total non-interest revenues	16,544	12,772	18,723

Interest income	3,572	4,224	5,860
Interest expense	4,673	5,971	6,900

Net interest	(1,101)	(1,747)	(1,040)

Net revenues	15,443	11,025	17,683

Compensation and benefits	6,823	6,978	7,567
Non-compensation expenses	7,751	5,735	5,566

Total non-interest expenses	14,574	12,713	13,133

Income (loss) from continuing operations before income taxes	869	(1,688)	4,550
Provision for (benefit from) income taxes	(393)	(1,061)	880

Income (loss) from continuing operations	1,262	(627)	3,670

Discontinued operations:
Gain (loss) from discontinued operations	(81)	(158)	(216)
Provision for (benefit from) income taxes	(29)	(36)	(110)

Net gains (losses) on discontinued operations	(52)	(122)	(106)

Net income (loss)	1,210	(749)	3,564
Net income applicable to redeemable noncontrolling interests	1	4	—
Net income applicable to nonredeemable noncontrolling interests	277	170	220

Net income (loss) applicable to Morgan Stanley	$932	$(923)	$3,344

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$984	$(797)	$3,450
Net gains (losses) from discontinued operations	(52)	(126)	(106)

Net income (loss) applicable to Morgan Stanley	$932	$(923)	$3,344

(1)	Prior-period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

Supplemental Financial Information.

Investment Banking.    Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment banking revenues were as follows:

	2013	2012	2011
	(dollars in millions)
Advisory revenues	$1,310	$1,369	$1,737
Underwriting revenues:
Equity underwriting revenues	1,262	892	1,144
Fixed income underwriting revenues	1,805	1,669	1,359

Total underwriting revenues	3,067	2,561	2,503

Total investment banking revenues	$4,377	$3,930	$4,240

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	2013(1)	2012(1)	2011(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$520	$464	$510
Completed mergers and acquisitions(2)	508	391	657
Equity and equity-related offerings(3)	61	52	47
Fixed income offerings(4)	287	284	231

(1)	Source: Thomson Reuters, data at January 14, 2014. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Sales and Trading Net Revenues.

Sales and trading net revenues are composed of Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest revenues (expenses). See “Business Segments—Net Revenues” herein for information about the composition of the above-referenced components of sales and trading revenues. In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to trading are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 12 to the consolidated financial statements in Item 8 for further information related to gains (losses) on derivative instruments.

Sales and trading net revenues were as follows:

	2013	2012(1)	2011(1)
	(dollars in millions)
Trading	$8,147	$6,002	$11,425
Commissions and fees	2,425	2,176	2,849
Asset management, distribution and administration fees	280	242	206
Net interest	(1,101)	(1,747)	(1,040)

Total sales and trading net revenues	$9,751	$6,673	$13,440

(1)	All prior-year amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Note 1 to the consolidated financial statements in Item 8.

Sales and trading net revenues by business were as follows:

	2013	2012(1)	2011(1)
	(dollars in millions)
Equity	$6,529	$4,811	$7,263
Fixed income and commodities	3,594	2,358	7,506
Other(2)	(372)	(496)	(1,329)

Total sales and trading net revenues	$9,751	$6,673	$13,440

(1)	All prior-year amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Note 1 to the consolidated financial statements in Item 8.
(2)	Other sales and trading net revenues include net losses associated with costs related to the amount of liquidity held (“negative carry”), net gains (losses) on economic hedges related to the Company’s long-term debt and net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities.

The following sales and trading net revenues results exclude the impact of DVA (see footnote 2 in the following table). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	2013	2012(1)	2011(1)
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(2)	$10,432	$11,075	$9,759
Impact of DVA	(681)	(4,402)	3,681

Total sales and trading net revenues	$9,751	$6,673	$13,440

Equity sales and trading net revenues—non-GAAP(2)	$6,607	$5,941	$6,644
Impact of DVA	(78)	(1,130)	619

Equity sales and trading net revenues	$6,529	$4,811	$7,263

Fixed income and commodities sales and trading net revenues
—non-GAAP(2)	$4,197	$5,630	$4,444
Impact of DVA	(603)	(3,272)	3,062

Fixed income and commodities sales and trading net revenues	$3,594	$2,358	$7,506

(1)	All prior-year amounts have been recast to conform to the current year’s presentation. For further information, see “Business Segments” herein and Note 1 to the consolidated financial statements in Item 8.
(2)	Sales and trading net revenues, including fixed income and commodities and equity sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

2013 Compared with 2012.

Investment Banking.    Investment banking revenues in 2013 increased 11% from 2012, reflecting higher revenues from equity and fixed income underwriting transactions, partially offset by lower advisory revenues. Overall, underwriting revenues of $3,067 million increased 20% from 2012. Equity underwriting revenues increased 41% to $1,262 million in 2013, largely driven by increased client activity across Europe, Asia and the Americas. Fixed income underwriting revenues were $1,805 million in 2013, an increase of 8% from 2012, reflecting a continued favorable debt underwriting environment. Advisory revenues from merger, acquisition and restructuring transactions (“M&A”) were $1,310 million in 2013, a decrease of 4% from 2012, reflective of the lower level of deal activity in 2013. Industry-wide announced M&A activity for 2013 was relatively flat compared with 2012, with increases in the Americas offset by decreases in Europe, Middle East and Africa.

Sales and Trading Net Revenues.    Total sales and trading net revenues increased to $9,751 million in 2013 from $6,673 million in 2012, reflecting higher revenues in equity and fixed income sales and trading net revenues and lower losses in other sales and trading net revenues.

Equity.    Equity sales and trading net revenues increased to $6,529 million in 2013 from $4,811 million in 2012. The results in equity sales and trading net revenues included negative revenue due to the impact of DVA of $78 million in 2013 compared with negative revenue of $1,130 million in 2012. Equity sales and trading net revenues, excluding the impact of DVA, increased 11% to $6,607 million in 2013 from 2012, reflecting strong performance across most products and regions, from higher client activity with particular strength in prime brokerage.

In 2013, equity sales and trading net revenues also reflected gains of $37 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other factors compared with gains of $68 million in 2012. The Company also recorded losses of $15 million in 2013 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other factors compared with losses of $243 million in 2012. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues were $3,594 million in 2013 compared with net revenues of $2,358 million in 2012. Results in 2013 included negative revenue of $603 million due to the impact of DVA compared with negative revenue of $3,272 million in 2012. Fixed income product net revenues, excluding the impact of DVA, in 2013 decreased 26% over 2012, primarily reflecting lower levels of client activity across most products and significant revenue declines in interest rate products. Commodity net revenues, excluding the impact of DVA, in 2013 decreased 38% over 2012, primarily reflecting lower levels of client activity across energy markets.

In 2013, fixed income and commodities sales and trading net revenues reflected gains of $127 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other factors compared with losses of $128 million in 2012 due to the widening of such spreads and other factors. The Company also recorded losses of $114 million in 2013 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other factors compared with losses of $482 million in 2012. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading net revenues discussed above, sales and trading net revenues included other trading revenues, consisting of costs related to negative carry, gains (losses) on economic hedges related to the Company’s long-term debt and certain activities associated with the Company’s corporate lending activities. Effective April 1, 2012, the Company began accounting for all new corporate loans and lending commitments as either held for investment or held for sale.

Other sales and trading net losses were $372 million in 2013 compared with net losses of $496 million in 2012. The results in both periods included net losses related to negative carry and losses on economic hedges and other costs related to the Company’s long-term debt. The results in 2013 and 2012 were partially offset by net gains of $440 million and $740 million, respectively, associated with corporate loans and lending commitments.

Net Interest.    Net interest expense decreased to $1,101 million in 2013 from $1,747 million in 2012, primarily due to lower costs associated with the Company’s long-term borrowings.

Investments.    See “Business Segments—Net Revenues” herein for further information on what is included in Investments.

Net investment gains of $707 million were recognized in 2013 compared with net investment gains of $219 million in 2012. The increase primarily reflected a gain on the disposition of an investment in an insurance broker. The results in 2013 and 2012 included mark-to-market gains on principal investments in real estate funds and net gains from investments associated with the Company’s deferred compensation and co-investment plans.

Other.    Other revenues of $608 million were recognized in 2013 compared with other revenues of $203 million in 2012. The results in 2013 primarily included income of $570 million, arising from the Company’s 40% stake in MUMSS, compared with income of $152 million in 2012 (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). The gains in both periods were partially offset by the provision for loan losses and losses associated with investments in low-income housing and alternative energy.

Non-interest Expenses.    Non-interest expenses increased 15% in 2013 compared with 2012. The increase was primarily due to higher non-compensation expenses. Compensation and benefits expenses decreased 2% in 2013, primarily due to lower headcount. Results included severance expenses of $141 million related to reductions in force in 2013 compared with $120 million in 2012. Non-compensation expenses increased 35% in 2013 compared with 2012. The increase primarily reflected additions to legal expenses for litigation and investigations related to residential mortgage-backed securities and the credit crisis (see “Contingencies—Legal” in Note 13 to the consolidated financial statements in Item 8). Brokerage, clearing and exchange expenses increased 16% in 2013 compared with 2012 primarily due to higher volumes of activity. Information processing and communications expenses decreased 9% in 2013 compared with 2012 primarily due to lower technology costs. Professional services expenses increased 5% in 2013 compared with 2012 primarily due to higher consulting expenses related to the Company’s technology platform.

2012 Compared with 2011.

Investment Banking.    Investment banking revenues in 2012 decreased 7% from 2011, reflecting lower revenues from advisory and equity underwriting transactions, partially offset by higher revenues from fixed income underwriting transactions. Advisory revenues from merger, acquisition and restructuring transactions were $1,369 million in 2012, a decrease of 21% from 2011, reflecting lower completed market volumes. Overall, underwriting revenues of $2,561 million increased 2% from 2011. Fixed income underwriting revenues were $1,669 million in 2012, an increase of 23% from 2011, reflecting increased bond issuance volumes. Equity underwriting revenues decreased 22% to $892 million in 2012, reflecting lower levels of market activity.

Sales and Trading Net Revenues.    Total sales and trading net revenues decreased to $6,673 million in 2012 from $13,440 million in 2011, reflecting lower revenues in fixed income and commodities sales and trading net revenues and equity sales and trading net revenues, partially offset by lower losses in other sales and trading net revenues.

Equity.    Equity sales and trading net revenues decreased 34% to $4,811 million in 2012 from 2011. The results in equity sales and trading net revenues included negative revenue in 2012 of $1,130 million due to the impact of DVA compared with positive revenue of $619 million in 2011 due to the impact of DVA. Equity sales and trading net revenues, excluding the impact of DVA, in 2012 decreased 11% from 2011, reflecting lower revenues in the cash business, as a result of lower volumes.

In 2012, equity sales and trading net revenues reflected gains of $68 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other credit factors compared with losses of $38 million in 2011 due to the widening of such spreads and other credit factors. The

Company also recorded losses of $243 million in 2012 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other credit factors compared with gains of $182 million in 2011 due to the widening of such spreads and other credit factors. The gains and losses on CDS spreads and other credit factors include gains and losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues were $2,358 million in 2012 compared with net revenues of $7,506 million in 2011. Results in 2012 included negative revenue of $3,272 million due to the impact of DVA, compared with positive revenue of $3,062 million in 2011 due to the impact of DVA. Fixed income product net revenues, excluding the impact of DVA, in 2012 increased 45% over 2011, reflecting higher results in interest rate, foreign exchange and credit products, including higher levels of client activity in securitized products, with results in 2011 being negatively impacted by losses of $1,838 million from Monolines, including a loss approximating $1.7 billion in the fourth quarter of 2011 from the Company’s comprehensive settlement with MBIA (see “Executive Summary—Significant Items—Monoline Insurers” herein for further information). The results in 2011 also included interest rate product revenues of approximately $600 million, primarily related to the release of credit valuation adjustments upon the restructuring of certain derivative transactions that decreased the Company’s exposure to the European Peripherals (see “Executive Summary—Significant Items—European Peripheral Countries” herein for further information). Commodity net revenues, excluding the impact of DVA, decreased 20% in 2012 due to a difficult market environment. Results in the fourth quarter of 2011 included a loss of approximately $108 million upon application of the overnight indexed swap (“OIS”) curve to certain fixed income products (see Note 4 to the consolidated financial statements in Item 8).

In 2012, fixed income and commodities sales and trading net revenues reflected losses of $128 million related to changes in the fair value of net derivative contracts attributable to the widening of counterparties’ CDS spreads and other credit factors compared with losses of $1,249 million, including Monolines, in 2011. The Company also recorded losses of $482 million in 2012 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other credit factors compared with gains of $746 million in 2011 due to the widening of such spreads and other credit factors. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Other.    Other sales and trading net losses were $496 million in 2012 compared with net losses of $1,329 million in 2011. The results in both years included losses related to negative carry. The 2012 results included losses on economic hedges related to the Company’s long-term debt compared with gains in 2011. Results in 2012 were partially offset by net gains of $740 million associated with loans and lending commitments. Results in 2011 included net losses of approximately $631 million associated with loans and lending commitments. The results in 2012 also included net investment gains in the Company’s deferred compensation and co-investment plans compared with net losses in 2011.

Net Interest.    Net interest expense increased to $1,747 million in 2012 from $1,040 million in 2011, primarily due to lower revenues from securities purchased under agreements to resell and securities borrowed transactions.

Investments.    Net investment gains of $219 million were recognized in 2012 compared with net investment gains of $239 million in 2011. The gains in 2012 and 2011 primarily included mark-to-market gains on principal investments in real estate funds and net gains from investments associated with the Company’s deferred compensation and co-investment plans.

Other.    Other revenues of $203 million were recognized in 2012 compared with other losses of $236 million in 2011. The results in 2012 included income of $152 million, arising from the Company’s 40% stake in MUMSS. The results in 2011 included pre-tax losses of $783 million arising from the Company’s 40% stake in MUMSS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). The gains in 2012 were partially offset by increases in the provision for loan losses. The results in both periods also included gains from the Company’s retirement of certain of its debt.

Non-interest Expenses.    Non-interest expenses decreased 3% in 2012. The decrease was due to lower compensation expenses, partially offset by higher non-compensation expenses. Compensation and benefits expenses decreased 8% in 2012, in part due to lower net revenues, excluding DVA and the comprehensive settlement with MBIA, and were partially offset by severance expenses related to reductions in force during the year. Non-compensation expenses increased 3% in 2012, compared with 2011. Brokerage, clearing and exchange expenses decreased 9% in 2012, primarily due to lower volumes of activity. Information processing and communications expense increased 6% in 2012, primarily due to ongoing investments in technology. Professional services expenses increased 21% in 2012, primarily due to higher legal and regulatory costs and consulting expenses. Other expenses increased 4% in 2012. The results in 2012 included increased litigation expense and a higher provision for unfunded loan commitments. The results in 2011 included the initial costs of $130 million associated with Morgan Stanley Huaxin Securities Company Limited (see “Executive Summary—Significant Items—Huaxin Securities Joint Venture” herein for further information). The results in 2011 also included a charge of $59 million due to the bank levy on relevant liabilities and equities on the consolidated balance sheets of “U.K. Banking Groups” at December 31, 2011 as defined under the bank levy legislation enacted by the U.K. government in July 2011.

Income Tax Items.

In 2013, the Company recognized in income from continuing operations an aggregate discrete net tax benefit of $407 million attributable to the Institutional Securities business segment. This included discrete tax benefits of: $161 million related to the remeasurement of reserves and related interest associated with new information regarding the status of certain tax authority examinations; $92 million related to the establishment of a previously unrecognized deferred tax asset from a legal entity reorganization; $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries; and $81 million due to the retroactive effective date of the Relief Act.

In 2012, the Company recognized in income from continuing operations a net tax benefit of $249 million attributable to the Institutional Securities business segment. This included a discrete tax benefit of $299 million related to the remeasurement of reserves and related interest associated with either the expiration of the applicable statute of limitations or new information regarding the status of certain Internal Revenue Service examinations and an out-of-period net tax provision of $50 million, primarily related to the overstatement of deferred tax assets associated with repatriated earnings of foreign subsidiaries recorded in prior years. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

Discontinued Operations.

For a discussion about discontinued operations, see Note 1 to the consolidated financial statements in Item 8.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to MUFG’s interest in MSMS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein).

Sale of Global Oil Merchanting Business.

On December 20, 2013, the Company and a subsidiary of Rosneft Oil Company (“Rosneft”) entered into a Purchase Agreement pursuant to which the Company will sell the global oil merchanting unit of its commodities division to Rosneft. The transaction is subject to regulatory approvals and other customary conditions and is expected to close in the second half of 2014. At December 31, 2013, the transaction does not meet the criteria for discontinued operations and is not expected to have a material impact on the Company’s consolidated financial statements.

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	2013	2012(1)	2011(1)
	(dollars in millions)
Revenues:
Investment banking	$923	$835	$738
Trading	1,161	1,043	988
Investments	14	10	4
Commissions and fees	2,209	2,080	2,495
Asset management, distribution and administration fees	7,638	7,190	6,709
Other	389	309	406

Total non-interest revenues	12,334	11,467	11,340

Interest income	2,100	1,886	1,719
Interest expense	220	319	287

Net interest	1,880	1,567	1,432

Net revenues	14,214	13,034	12,772

Compensation and benefits	8,271	7,796	7,910
Non-compensation expenses	3,314	3,616	3,555

Total non-interest expenses	11,585	11,412	11,465

Income from continuing operations before income taxes	2,629	1,622	1,307
Provision for income taxes	920	557	461

Income from continuing operations	1,709	1,065	846

Discontinued operations:
Income (loss) from discontinued operations	(1)	94	21
Provision for income taxes	—	26	7

Net gain (loss) from discontinued operations	(1)	68	14

Net income	1,708	1,133	860
Net income applicable to redeemable noncontrolling interests	221	120	—
Net income applicable to nonredeemable noncontrolling interests	—	167	170

Net income applicable to Morgan Stanley	$1,487	$846	$690

Amounts applicable to Morgan Stanley:
Income from continuing operations	$1,488	$803	$683
Net gain (loss) from discontinued operations	(1)	43	7

Net income applicable to Morgan Stanley	$1,487	$846	$690

(1)	Prior-period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

Net Revenues.    The Wealth Management business segment’s net revenues are composed of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees, and referral fees related to the bank deposit program. Net interest revenues include net interest revenues related to the bank deposit program, interest on securities available for sale and all other net interest revenues. Other revenues include revenues from available for sale securities, customer account services fees, other miscellaneous revenues and revenues from Investments.

	2013	2012(1)	2011(1)
	(dollars in millions)
Net revenues:
Transactional	$4,293	$3,958	$4,221
Asset management	7,638	7,190	6,709
Net interest	1,880	1,567	1,432
Other	403	319	410

Net revenues	$14,214	$13,034	$12,772

(1)	Prior-period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

Wealth Management JV.    On June 28, 2013, the Company completed the purchase of the remaining 35% stake in the Wealth Management JV for $4.725 billion. As the 100% owner of the Wealth Management JV, the Company retains all of the related net income previously applicable to the noncontrolling interests in the Wealth Management JV, and benefit from the termination of certain related debt and operating agreements with the Wealth Management JV partner.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. In 2013, $26 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions. At December 31, 2013, approximately $30 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

For further information, see Note 3 to the consolidated financial statements in Item 8.

2013 compared with 2012.

Transactional.

Investment Banking.    Wealth Management business segment’s investment banking revenues include revenues from the distribution of equity and fixed income securities, including initial public offerings, secondary offerings, closed-end funds and unit trusts. Investment banking revenues increased 11% from 2012 to $923 million in 2013, primarily due to higher levels of underwriting activity in closed-end funds and unit trusts.

Trading.    Trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as principal and gains and losses on the Company’s inventory positions, which are held primarily to facilitate customer transactions and gains and losses associated with certain employee deferred compensation plans. Trading revenues increased 11% from 2012 to $1,161 million in 2013, primarily due to gains related to investments associated with certain employee deferred compensation plans and higher revenues from fixed income products.

Commissions and Fees.    Commissions and fees revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commissions and fees revenues increased 6% from 2012 to $2,209 million in 2013, primarily due to higher equity, mutual fund and alternatives activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    See “Business Segments—Net Revenues” herein for information about the composition of Asset management, distribution and administration fees.

Asset management, distribution and administration fees increased 6% from 2012 to $7,638 million in 2013, primarily due to higher fee-based revenues, partially offset by lower revenues from referral fees from the bank deposit program. The referral fees for deposits placed with Citi-affiliated depository institutions declined to $240 million in 2013 from $383 million in 2012. Lower revenues from the bank deposit program and the decrease in referral fees are both due to the ongoing transfer of deposits to the Company from Citi.

Balances in the bank deposit program increased to $134 billion at December 31, 2013 from $131 billion at December 31, 2012, which includes deposits held by Company-affiliated FDIC-insured depository institutions of $104 billion at December 31, 2013 and $72 billion at December 31, 2012. As a result of the Company’s 100% ownership of the Wealth Management JV, the deposits held in non-affiliated depositories will transfer to the Company-affiliated depositories on an agreed-upon basis through June 2015.

Client assets in fee-based accounts increased to $697 billion and represented 37% of total client assets at December 31, 2013 compared with $554 billion and 33% at December 31, 2012, respectively. Total client asset balances increased to $1,909 billion at December 31, 2013 from $1,696 billion at December 31, 2012, primarily due to the impact of market conditions and higher fee-based client asset flows. Client asset balances in households with assets greater than $1 million increased to $1,454 billion at December 31, 2013 from $1,237 billion at December 31, 2012. Effective from the quarter ended March 31, 2013, client assets also include certain additional non-custodied assets as a result of the completion of the Wealth Management JV platform conversion. Fee-based client asset flows for 2013 were $51.9 billion compared with $26.9 billion in 2012.

Beginning January 1, 2013, the Company enhanced its definition of fee-based asset flows. Fee-based asset flows have been recast for all periods to include dividends, interest and client fees and to exclude cash management related activity.

Net Interest.

Interest income and Interest expense are a function of the level and mix of total assets and liabilities. Net interest is driven by securities-based lending, mortgage lending, margin loans, securities borrowed and securities loaned transactions and bank deposit program activity.

Net interest increased 20% to $1,880 million in 2013 from 2012, primarily due to higher balances in the bank deposit program and growth in loans and lending commitments in PLA securities-based lending products. In addition, interest expense declined in 2013 due to the Company’s redemption of all the Class A Preferred Interests owned by Citi and its affiliates, in connection with the Company’s acquisition of 100% ownership of the Wealth Management JV effective at the end of the second quarter of 2013. The loans and lending commitments in the Company’s Wealth Management business segment have grown in 2013, and the Company expects this trend to continue. See “Business Segments—Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 7A.

Other.

Other revenues were $389 million in 2013, an increase of 26% from 2012, primarily due to a gain on sale of the global stock plan business and realized gains on securities available for sale.

Non-interest Expenses.

Non-interest expenses increased 2% in 2013 from 2012. Compensation and benefits expenses increased 6% in 2013 from 2012, primarily due to higher compensable revenues. Non-compensation expenses decreased 8% in 2013 from 2012, primarily driven by the absence of platform integration costs and non-recurring technology

75

write-offs, partially offset by an impairment expense of $36 million related to certain intangible assets (management contracts) associated with alternative investment funds in 2013 (see Note 9 to the consolidated financial statements in Item 8).

2012 Compared with 2011.

Transactional.

Investment Banking.    Investment banking revenues increased 13% to $835 million in 2012 from 2011, primarily due to higher revenues from closed-end funds and higher fixed income underwriting.

Trading.    Trading revenues increased 6% to $1,043 million in 2012 from 2011, primarily due to gains related to investments associated with certain employee deferred compensation plans and higher revenues from structured notes and corporate bonds transactions, partially offset by lower revenues from municipal securities, corporate equity securities, government securities and foreign exchange transactions.

Commissions and Fees.    Commissions and fees revenues decreased 17% to $2,080 million in 2012 from 2011, primarily due to lower client activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 7% to $7,190 million in 2012 from 2011, primarily due to higher fee-based revenues, and higher revenues from annuities and the bank deposit program held at Citi depositories. The referral fees for deposits placed with Citi-affiliated depository institutions were $383 million and $255 million in 2012 and 2011, respectively.

Balances in the bank deposit program increased to $131 billion at December 31, 2012 from $111 billion at December 31, 2011. Deposits held by Company-affiliated FDIC-insured depository institutions were $72 billion at December 31, 2012 and $56 billion at December 31, 2011.

Client assets in fee-based accounts increased to $554 billion and represented 33% of total client assets at December 31, 2012 compared with $468 billion and 30% at December 31, 2011, respectively. Total client asset balances increased to $1,696 billion at December 31, 2012 from $1,566 billion at December 31, 2011, primarily due to the impact of market conditions and net new asset inflows. Client asset balances in households with assets greater than $1 million increased to $1,237 billion at December 31, 2012 from $1,150 billion at December 31, 2011. Global fee-based client asset flows for 2012 were $26.9 billion compared with $47.0 billion in 2011.

Net Interest.

Net interest increased 9% to $1,567 million in 2012 from 2011, primarily resulting from higher revenues from the bank deposit program, interest on the available for sale portfolio and secured financing activities.

Other.    Other revenues were $309 million in 2012, a decrease of 24% from 2011, primarily due to lower gains on sales of securities available for sale.

Non-interest Expenses.    Non-interest expenses were flat in 2012 from 2011. Compensation and benefits expenses decreased 1% from 2011, primarily due to lower compensable revenues, partially offset by higher expenses associated with certain employee deferred compensation plans. Non-compensation expenses increased 2% in 2012 from 2011. Information processing and communications expenses increased 7% in 2012, primarily due to higher telecommunications and data storage costs. Marketing and business development expenses increased 10% from 2011, primarily due to higher costs associated with advertising and infrastructure, partially offset by lower costs associated with conferences and seminars. Other expenses increased 5% in 2012, primarily due to non-recurring costs related to Wealth Management JV integration (see “Executive Summary—Significant Items—Wealth Management JV” herein). Professional services expenses decreased 7% in 2012 from 2011, primarily due to lower technology consulting costs.

Discontinued Operations.

On April 2, 2012, the Company completed the sale of Quilter, its retail wealth management business in the U.K., resulting in a pre-tax gain of $108 million for the year ended December 31, 2012 in the Wealth Management business segment. The results of Quilter are reported as discontinued operations for all periods presented. See Note 1 to the consolidated financial statements in Item 8.

77

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	2013	2012	2011
	(dollars in millions)
Revenues:
Investment banking	$11	$17	$13
Trading	41	(45)	(22)
Investments	1,056	513	330
Asset management, distribution and administration fees	1,853	1,703	1,582
Other	33	55	25

Total non-interest revenues	2,994	2,243	1,928

Interest income	9	10	10
Interest expense	15	34	51

Net interest	(6)	(24)	(41)

Net revenues	2,988	2,219	1,887

Compensation and benefits	1,183	841	848
Non-compensation expenses	821	788	786

Total non-interest expenses	2,004	1,629	1,634

Income from continuing operations before income taxes	984	590	253
Provision for income taxes	299	267	73

Income from continuing operations	685	323	180

Discontinued operations:
Gain from discontinued operations	9	13	24
Provision for (benefit from) income taxes	—	4	(17)

Net gain from discontinued operations	9	9	41

Net income	694	332	221
Net income applicable to nonredeemable noncontrolling interests	182	187	145

Net income applicable to Morgan Stanley	$512	$145	$76

Amounts applicable to Morgan Stanley:
Income from continuing operations	$503	$136	$35
Net gain from discontinued operations	9	9	41

Net income applicable to Morgan Stanley	$512	$145	$76

Statistical Data.

The Investment Management business segment’s period-end and average assets under management or supervision were as follows:

	At December 31,		Average for
	2013	2012	2013	2012	2011
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$140	$120	$130	$114	$112
Fixed income	60	62	61	59	60
Liquidity	112	100	104	87	66
Alternatives(1)	31	27	29	26	18

Total Traditional Asset Management	343	309	324	286	256

Real Estate Investing	21	20	20	19	17

Merchant Banking:
Private Equity	9	9	9	9	9
FrontPoint(2)	—	—	—	—	1

Total Merchant Banking	9	9	9	9	10

Total assets under management or supervision	$373	$338	$353	$314	$283

Share of minority stake assets(2)(3)	$6	$5	$6	$5	$7

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	On March 1, 2011, the Company and the principals of FrontPoint Partners LLC (“FrontPoint”) completed a transaction whereby FrontPoint senior management and portfolio managers own a majority equity stake in FrontPoint, and the Company retains a minority stake. At December 31, 2011, the assets under management attributed to FrontPoint are represented within the share of minority stake assets.
(3)	Amounts represent the Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

79

Activity in the Investment Management business segment’s assets under management or supervision during 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	(dollars in billions)
Balance at beginning of period	$338	$287	$272
Net flows by asset class:
Traditional Asset Management:
Equity	(1)	(2)	4
Fixed income(1)	—	(1)	(6)
Liquidity	12	26	20
Alternatives(2)	2	1	8

Total Traditional Asset Management	13	24	26

Real Estate Investing	(1)	1	1

Merchant Banking:
Private Equity	1	—	—
FrontPoint(3)	—	—	(1)

Total Merchant Banking	1	—	(1)

Total net flows	13	25	26
Net market appreciation (depreciation)	22	26	(7)
Decrease due to FrontPoint transaction	—	—	(4)

Total net increase	35	51	15

Balance at end of period	$373	$338	$287

(1)	Fixed income outflows for 2011 include $1.3 billion due to the revised treatment of assets under management previously reported as a net flow.
(2)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(3)	The amount in 2011 includes two months of net flows related to FrontPoint.

2013 Compared with 2012.

Investment Banking.    The Investment Management business segment generates investment banking revenues primarily from the placement of investments in real estate and merchant banking funds.

Trading.    See “Business Segments—Net Revenues” herein for information about the composition of Trading revenues.

The Company recognized gains of $41 million in 2013 compared with losses of $45 million in 2012. Trading results in 2013 primarily reflected gains related to certain consolidated real estate funds sponsored by the Company. Trading results in 2012 primarily reflected losses related to certain consolidated real estate funds sponsored by the Company, as well as losses on hedges on certain investments.

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

The Company recorded net investment gains of $1,056 million in 2013 compared with gains of $513 million in 2012. The increase in 2013 was primarily related to higher net investment gains predominantly within the

Company’s Merchant Banking and Real Estate Investing businesses and higher gains on certain investments associated with the Company’s employee deferred compensation and co-investment plans. Results in 2013 also included the benefit of carried interest.

Asset Management, Distribution and Administration Fees.    “See Business Segments—Net Revenues” herein for information about the composition of Asset management, distribution and administration fees.

Asset management, distribution and administration fees increased 9% to $1,853 million in 2013. The increase primarily reflected higher management and administration revenues, primarily due to higher average assets under management, as well as higher performance fees.

The Company’s assets under management increased $35 billion from $338 billion at December 31, 2012 to $373 billion at December 31, 2013, reflecting market appreciation and positive net flows. The Company recorded $22 billion in market appreciation and net inflows of $13 billion in 2013, primarily reflecting net customer inflows in liquidity funds. In 2012, the Company recorded $26 billion in market appreciation and $25 billion in net customer inflows primarily in liquidity funds.

Other.    Other revenues were $33 million in 2013 as compared with $55 million in 2012. The results in 2013 included higher revenues associated with the Company’s minority investment in Avenue Capital Group, a New York-based investment manager, partially offset by lower revenues associated with the Company’s minority investment in Lansdowne Partners, a London-based investment manager. The results in 2012 included gains associated with the expiration of a lending facility to a real estate fund sponsored by the Company.

Non-interest Expenses.    Non-interest expenses were $2,004 million in 2013 as compared with $1,629 million in 2012. Compensation and benefits expenses increased 41% in 2013, primarily due to higher net revenues. Non-compensation expenses increased 4% in 2013, primarily due to higher brokerage and clearing and professional services expenses, partially offset by lower information processing expenses.

2012 Compared with 2011.

Trading.    In 2012, the Company recognized losses of $45 million compared with losses of $22 million in 2011. Trading results in 2012 primarily reflected losses related to certain consolidated real estate funds sponsored by the Company, as well as losses on hedges on certain investments. Trading results in 2011 primarily reflected losses related to certain investments associated with the Company’s employee deferred compensation and co-investment plans and certain consolidated real estate funds sponsored by the Company.

Investments.    The Company recorded net investment gains of $513 million in 2012 compared with gains of $330 million in 2011. The increase in 2012 was primarily related to higher net gains in the Company’s Merchant Banking business, as well as higher net investment gains associated with certain consolidated real estate funds sponsored by the Company.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 8% to $1,703 million in 2012. The increase in 2012 primarily reflected higher management and administration revenues and higher performance fees.

The Company’s assets under management increased $51 billion from $287 billion at December 31, 2011 to $338 billion at December 31, 2012, reflecting $26 billion in market appreciation and net customer inflows of $25 billion primarily in liquidity funds. In 2011, net inflows of $26 billion primarily reflected the sweep of the Wealth Management JV client cash balances of approximately $19 billion into Morgan Stanley managed liquidity funds and inflows of $8 billion into alternatives funds, partially offset by outflows of $6 billion in fixed income products.

Other.    Other revenues were $55 million in 2012 as compared with $25 million in 2011. The results in 2012 included gains associated with the expiration of a lending facility to a real estate fund sponsored by the Company. The results in 2012 also included lower revenues associated with the Company’s minority investments in Avenue Capital Group and Lansdowne Partners. The results in 2011 were partially offset by a $27 million writedown in the Company’s minority investment in FrontPoint.

Non-interest Expenses.    Non-interest expenses were $1,629 million in 2012 as compared with $1,634 million in 2011. Compensation and benefits expenses decreased 1% in 2012. Non-compensation expenses were relatively unchanged in 2012 compared with 2011.

Income Tax Items.

In 2012, the Company recognized in income from continuing operations an out-of-period net tax provision of $107 million, attributable to the Investment Management business segment, primarily related to the overstatement of deferred tax assets associated with partnership investments in prior years. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

Discontinued Operations.

In the fourth quarter of 2011, the Company classified a real estate property management company as held for sale within the Investment Management business segment. The transaction closed during the first quarter of 2012. The results of this company are reported as discontinued operations for all periods presented.

For further information on discontinued operations, see Note 1 to the consolidated financial statements in Item 8.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains associated with these consolidated funds were $151 million, $225 million and $180 million in 2013, 2012 and 2011, respectively.

Accounting Developments.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting update clarifying when an in-substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This guidance is effective for the Company beginning January 1, 2015. This guidance can be applied using either a modified retrospective transition method or a prospective transition method. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Investments in Qualified Affordable Housing Projects.

In January 2014, the FASB issued an accounting update providing guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). This guidance is effective for the Company retrospectively beginning January 1, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this accounting update.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.

In July 2013, the FASB issued an accounting update providing guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective for the Company beginning January 1, 2014. This guidance is expected to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

In February 2013, the FASB issued an accounting update that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires additional disclosures about those obligations. This guidance is effective for the Company retrospectively beginning on January 1, 2014. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Other Matters.

Legal Matters.

On February 4, 2014, and subsequent to the release of the Company’s 2013 earnings on January 17, 2014, legal reserves were increased, which increased Other expenses within the Institutional Securities business segment in the fourth quarter and year ended December 31, 2013 by $150 million related to the settlement with the Federal Housing Finance Agency (see “Contingencies—Legal” in Note 13 to the consolidated financial statements in Item 8). This decreased diluted EPS and diluted EPS from continuing operations by $0.05 in the fourth quarter and year ended December 31, 2013.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at December 31, 2013 and December 31, 2012 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At December 31, 2013 and December 31, 2012, the consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $2.2 billion, including noncontrolling interests of approximately $1.8 billion in both periods, for a net amount of $0.5 billion and $0.4 billion, respectively. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.3 billion at December 31, 2013.

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part I, Item 3 and Note 13 to the consolidated financial statements in Item 8 for further information.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS, while the Company holds a 51% voting interest and MUFG holds a 49% voting interest in MSMS. The Company consolidates MSMS in its consolidated financial statements and accounts for its interest in MUMSS as an equity method investment within the Institutional Securities business segment (see Note 22 to the consolidated financial statements in Item 8). During 2013, 2012 and 2011, the Company recorded income (loss) of $570 million, $152 million and $(783) million, respectively, within Other revenues in the consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

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

To the extent that losses incurred by MUMSS result in a requirement to restore its capital, MUFG is solely responsible for providing this additional capital to a minimum level, whereas the Company is not obligated to

85

contribute additional capital to MUMSS. To the extent that MUMSS is required to increase its capital level due to factors other than losses, such as changes in regulatory requirements, both MUFG and the Company are required to contribute the necessary capital based upon their economic interest as set forth above.

In June 2013, MUMSS paid a dividend of approximately $287 million, of which the Company received approximately $115 million for its proportionate share of MUMSS.

See Note 22 to the consolidated financial statements in Item 8 and “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein for further information.

Defined Benefit Pension and Other Postretirement Plans.

Expense.    The Company recognizes the compensation cost of an employee’s pension benefits (including prior-service cost) over the employee’s estimated service period. This process involves making certain estimates and assumptions, including the discount rate and the expected long-term rate of return on plan assets. The defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “U.S. Qualified Plan”) ceased future benefit accruals after December 31, 2010. Any benefits earned by participants under the U.S. Qualified Plan at December 31, 2010 were preserved and will be payable based on the U.S. Qualified Plan’s provisions. Net periodic pension expense for U.S. and non-U.S. plans was $97 million, $99 million and $72 million for 2013, 2012 and 2011, respectively.

Contributions.    The Company made contributions of $42 million, $42 million and $57 million to its U.S. and non-U.S. defined benefit pension plans in 2013, 2012 and 2011, respectively. These contributions were funded with cash from operations.

The Company determines the amount of its pension contributions to its funded plans by considering several factors, including the level of plan assets relative to plan liabilities, the types of assets in which the plans are invested, expected plan liquidity needs and expected future contribution requirements. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws (for example, in the U.S., the minimum required contribution under the Employee Retirement Income Security Act of 1974, or “ERISA”). At December 31, 2013, December 31, 2012 and December 31, 2011, there were no minimum required ERISA contributions for the U.S. Qualified Plan. No contributions were made to the U.S. Qualified Plan for 2013, 2012 and 2011.

See Note 19 to the consolidated financial statements in Item 8 for more information on the Company’s defined benefit pension and postretirement plans.

Income Tax Matters.

The income of certain foreign subsidiaries earned outside the United States has been excluded from taxation in the U.S. as a result of a provision of U.S. tax law that defers the imposition of tax on certain active financial services income until such income is repatriated to the United States as a dividend. This provision, which expired for taxable years beginning on or after January 1, 2014, had previously been extended by Congress on several occasions, including the most recent extension that occurred on January 2, 2013, as part of the Relief Act. If this provision is not extended, the overall financial impact to the Company would depend upon the level, composition and geographic mix of future earnings but could increase the Company’s 2014 annual effective tax rate and have an adverse impact on the Company’s net income, but not its cash flows due to utilization of tax attributes carryforwards.

Regulatory Outlook.

The Dodd-Frank Act was enacted on July 21, 2010. While certain portions of the Dodd-Frank Act became effective immediately, most other portions are effective following transition periods or through numerous rulemakings by multiple governmental agencies, and although a large number of rules have been proposed, many are still subject to final rulemaking or transition periods. U.S. regulators also plan to propose additional regulations to implement the Dodd-Frank Act. Accordingly, it remains difficult to assess fully the impact that the Dodd-Frank Act will have on the Company and on the financial services industry generally. In addition, various international developments, such as the adoption of or further revisions to risk-based capital, leverage and liquidity standards by the Basel Committee, including Basel III, and the implementation of those standards in jurisdictions in which the Company operates, will continue to impact the Company in the coming years.

At the end of 2013, the U.S. regulators adopted the final Volcker Rule regulations. Banking entities, including the Company, generally have until July 21, 2015 to bring all of their activities and investments into conformance with the Volcker Rule, subject to possible extensions. The Company is continuing its review of activities that may be affected by the Volcker Rule, including its trading operations and asset management activities, and is taking steps to establish the necessary compliance programs to comply with the Volcker Rule. Given the complexity of the new framework, the full impact of the Volcker Rule is still uncertain, and will ultimately depend on the interpretation and implementation by the five regulatory agencies responsible for its oversight.

It is likely that 2014 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period. See also “Business—Supervision and Regulation” in Part I, Item 1.

87

Critical Accounting Policies.

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements in Item 8). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements in Item 8), the following policies involve a higher degree of judgment and complexity.

Fair Value.

Financial Instruments Measured at Fair Value.    A significant number of the Company’s financial instruments are carried at fair value. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the consolidated financial statements. These assets and liabilities include, but are not limited to:

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the consolidated financial statements in Item 8.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At December 31, 2013, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

See Note 4 to the consolidated financial statements in Item 8 for further information on assets and liabilities that are measured at fair value on a non-recurring basis.

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

See Note 2 to the consolidated financial statements in Item 8 for additional information regarding the Company’s valuation policies, processes and procedures.

Goodwill and Intangible Assets.

Goodwill.    The Company tests goodwill for impairment on an annual basis on July 1 and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level of or one level below its business segments. Goodwill no longer retains its association with a particular acquisition once it has been assigned to a reporting unit. As such, all the activities of a reporting unit, whether acquired or organically developed, are available to support the value of the goodwill. For both the annual and interim tests, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test. Goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below carrying value, however, further analysis is required to determine the amount of the impairment. Additionally, if the carrying value of a reporting unit is zero or a negative value and it is determined that it is more likely than not the goodwill is impaired, further analysis is required. The estimated fair value of the reporting units is derived based on valuation techniques the Company believes market participants would use for each of the reporting units. The estimated fair value is generally determined by utilizing a discounted cash flow methodology or methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies. At each annual goodwill impairment testing date, each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

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

See Notes 4 and 9 to the consolidated financial statements in Item 8 for additional information about goodwill and intangible assets.

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

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, and involving, among other matters, sales and trading activities, financial products or offerings sponsored, underwritten or sold by the Company, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

Accruals for litigation and regulatory proceedings are generally determined on a case-by-case basis. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. For certain legal proceedings and investigations, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued. For certain other legal proceedings and investigations, the Company cannot reasonably estimate such losses, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and by addressing novel or unsettled legal questions relevant to the proceedings or investigations in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for a proceeding or investigation.

Significant judgment is required in deciding when and if to make these accruals and the actual cost of a legal claim or regulatory fine/penalty may ultimately be materially different from the recorded accruals.

See Note 13 to the consolidated financial statements in Item 8 for additional information on legal proceedings.

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

See Note 2 to the consolidated financial statements in Item 8 for additional information on the Company’s significant assumptions, judgments and interpretations associated with the accounting for income taxes and Note 20 to the consolidated financial statements in Item 8 for additional information on the Company’s tax examinations.

Liquidity and Capital Resources.

The Company’s senior management establishes liquidity and capital policies. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. The Company’s Treasury Department, Firm Risk Committee, Asset and Liability Management Committee and other control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its consolidated statements of financial condition, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board’s Risk Committee.

The Balance Sheet.

The Company monitors and evaluates the composition and size of its balance sheet on a regular basis. The Company’s balance sheet management process includes quarterly planning, business specific limits, monitoring of business specific usage versus limits, key metrics and new business impact assessments.

The Company establishes balance sheet limits at the consolidated, business segment and business unit levels. The Company monitors balance sheet usage versus limits, and variances resulting from business activity or market fluctuations are reviewed. On a regular basis, the Company reviews current performance versus limits and assesses the need to re-allocate limits based on business unit needs. The Company also monitors key metrics, including asset and liability size, composition of the balance sheet, limit utilization and capital usage.

The tables below summarize total assets for the Company’s business segments at December 31, 2013 and December 31, 2012:

	At December 31, 2013
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$30,169	$28,967	$747	$59,883
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	36,422	2,781	—	39,203
Trading assets	273,959	2,104	4,681	280,744
Securities available for sale	—	53,430	—	53,430
Securities received as collateral(2)	20,508	—	—	20,508
Federal funds sold and securities purchased under agreements to resell(2)	106,812	11,318	—	118,130
Securities borrowed(2)	129,366	341	—	129,707
Customer and other receivables(2)	33,927	22,493	684	57,104
Loans, net of allowance	17,890	24,984	—	42,874
Other assets(3)	19,543	10,293	1,283	31,119

Total assets(4)	$668,596	$156,711	$7,395	$832,702

	At December 31, 2012
	Institutional Securities(5)	Wealth Management(5)	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$33,370	$12,714	$820	$46,904
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	26,116	4,854	—	30,970
Trading assets	260,885	2,285	4,433	267,603
Securities available for sale	—	39,869	—	39,869
Securities received as collateral(2)	14,278	—	—	14,278
Federal funds sold and securities purchased under agreements to resell(2)	120,957	13,455	—	134,412
Securities borrowed(2)	121,302	399	—	121,701
Customer and other receivables(2)	39,362	24,161	765	64,288
Loans, net of allowance	12,078	16,968	—	29,046
Other assets(3)	19,701	10,860	1,328	31,889

Total assets(4)	$648,049	$125,565	$7,346	$780,960

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(4)	Total assets include Global Liquidity Reserves of $202 billion and $182 billion at December 31, 2013 and December 31, 2012, respectively. The Global Liquidity Reserve at December 31, 2013 was higher than the preceding year, primarily due to approximately $26 billion of deposits relating to customer accounts that were transferred to the Company’s depository institutions from Citi during 2013 (see Note 3 to the consolidated financial statements in Item 8).
(5)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior-period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $832,702 million at December 31, 2013 from $780,960 million at December 31, 2012. The increase in total assets was primarily due to an increase in Cash and cash equivalents, Securities available for sale and loans, net of allowances (see Notes 3 and 25 to the consolidated financial statements in Item 8).

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At December 31, 2013, securities financing assets and liabilities were $352 billion and $353 billion, respectively. At December 31, 2012, securities financing assets and liabilities were $348 billion and $300 billion, respectively. Securities financing transactions include cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, and customer and other receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 6 to the consolidated financial statements in Item 8). Securities sold under agreements to repurchase and Securities loaned were $178 billion at December 31, 2013 and averaged $176 billion during 2013. Securities purchased under agreements to resell and Securities borrowed were $248 billion at December 31, 2013 and averaged $281 billion during 2013. The Securities purchased under agreements to resell and Securities borrowed period-end balance was lower than the average balances during the year ended December 31, 2013 due to a reduction in the Company’s requirements for collateral over the period.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $21 billion and $14 billion at December 31, 2013 and December 31, 2012, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

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

At December 31, 2013, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

Global Liquidity Reserve.

The Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and to meet strategic liquidity targets sized by the CFP and Liquidity Stress Tests. The size of the Global Liquidity Reserve is actively managed by the Company. The following components are considered in sizing the Global Liquidity Reserve: unsecured debt maturity profile, balance sheet size and composition, funding needs in a stressed environment inclusive of contingent cash outflows and collateral requirements. In addition, the Global Liquidity Reserve includes an additional reserve, which is primarily a discretionary surplus based on the Company’s risk tolerance and is subject to change dependent on market and firm-specific events.

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

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At December 31, 2013
(dollars in billions)
Cash deposits with banks	$18
Cash deposits with central banks	36
Unencumbered highly liquid securities:
U.S. government obligations	84
U.S. agency and agency mortgage-backed securities	23
Non-U.S. sovereign obligations(1)	23
Investments in money market funds	1
Other investment grade securities	17

Global Liquidity Reserve	$202

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

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

Global Liquidity Reserve Held by Bank and Non-Bank Legal Entities.

The table below summarizes the Global Liquidity Reserve held by bank and non-bank legal entities:

	At December 31, 2013	Average Balance(1) 2013
	(dollars in billions)
Bank legal entities:
Domestic	$85	$70
Foreign	4	5

Total Bank legal entities	89	75

Non-Bank legal entities:
Domestic(2)	80	83
Foreign	33	34

Total Non-Bank legal entities	113	117

Total	$202	$192

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent held $58 billion at December 31, 2013, which averaged $63 billion during 2013.

The Company is exposed to intra-day settlement risk in connection with liquidity provided to its major broker-dealer subsidiaries for intra-day clearing and settlement of its securities and financing activity.

Basel Liquidity Framework.

The Basel Committee has developed two standards intended for use in liquidity risk supervision: the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”).

The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover net cash outflows arising from significant stress over 30 calendar days. This standard’s objective is to promote the short-term resilience of the liquidity risk profile of banks and bank holding companies. The Company is compliant with the Basel Committee’s version of the LCR, which stipulates that the ratio of the Company’s portfolio of unencumbered high-quality liquid assets to total net cash outflows over a 30-day standardized supervisory liquidity stress scenario must be at least 100%.

The NSFR has a time horizon of one year and is defined as the ratio of the amount of available stable funding to the amount of required stable funding. This standard’s objective is to promote resilience over a longer time horizon. In January 2014, the Basel Committee proposed revisions to the original December 2010 version of the NSFR and continues to contemplate the introduction of the NSFR, including any final revisions, as a minimum standard by January 1, 2018.

In late October 2013, the U.S. banking regulators proposed a rule to implement the LCR in the United States (“U.S. LCR proposal”). The U.S. LCR proposal would apply to the Company and MSBNA and MSPBNA (the “Subsidiary Banks”). The U.S. LCR proposal is more stringent in certain respects compared with the Basel Committee’s version of the LCR, and includes a generally narrower definition of high-quality liquid assets, a different methodology for calculating net cash outflows during the 30-day stress period as well as a shorter, two-year phase-in period that ends on December 31, 2016. The Company continues to evaluate the U.S. LCR proposal and its potential impact on the Company’s current liquidity and funding requirements.

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

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as those that are consistent with the standards of the Global Liquidity Reserve, and less liquid assets as those that do not meet these standards. At December 31, 2013, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains spare capacity, or term secured funding liabilities in excess of less liquid inventory, as an additional risk mitigant to replace maturing trades in the event that secured financing markets or our ability to access them become limited. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding. Unencumbered securities and non-security assets are financed with a combination of long- and short-term debt and deposits. The Company’s unsecured financings include structured borrowings, whose payments and redemption values are based on the performance of certain underlying assets, including equity, credit, foreign exchange, interest rates and commodities. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate and structured borrowings risk profile (see Note 12 to the consolidated financial statements in Item 8).

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At December 31, 2013	At December 31, 2012
	(dollars in millions)
Commercial paper	$8	$306
Other short-term borrowings	2,134	1,832

Total	$2,142	$2,138

Deposits.    The Company’s bank subsidiaries’ funding sources include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in the Subsidiary Banks are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics. Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. In 2013, $26 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions. At December 31, 2013, approximately $30 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015 (see Note 3 to the consolidated financial statements in Item 8).

Deposits were as follows:

	At December 31, 2013(1)	At December 31, 2012(1)
	(dollars in millions)
Savings and demand deposits(2)	$109,908	$80,058
Time deposits(3)	2,471	3,208

Total	$112,379	$83,266

(1)	Total deposits subject to FDIC insurance at December 31, 2013 and December 31, 2012 were $84 billion and $62 billion, respectively.
(2)	There were no non-interest bearing deposits at December 31, 2013. Amounts include non-interest bearing deposits of $1,037 million at December 31, 2012.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the consolidated financial statements in Item 8).

Senior Indebtedness.    At December 31, 2013, the aggregate outstanding carrying amount of the Company’s senior indebtedness was approximately $143 billion (including guaranteed obligations of the indebtedness of subsidiaries) compared with $158 billion at December 31, 2012. The decrease in the amount of senior indebtedness was primarily due to repayments of notes, offset by new issuances of long-term borrowings.

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

The Company may engage in various transactions in the credit markets (including, for example, debt retirements) that it believes are in the best interests of the Company and its investors.

Long-term borrowings at December 31, 2013 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2014	$22,495	$1,698	$24,193
Due in 2015	19,722	1,368	21,090
Due in 2016	21,142	2,002	23,144
Due in 2017	24,458	1,837	26,295
Due in 2018	13,575	1,733	15,308
Thereafter	41,913	1,632	43,545

Total	$143,305	$10,270	$153,575

Long-Term Borrowing Activity in 2013.    During 2013, the Company issued and reissued notes with a principal amount of approximately $28 billion. This amount included the Company’s issuance of $2.0 billion in subordinated debt on November 22, 2013, $2.0 billion in subordinated debt on May 21, 2013, $3.7 billion in senior unsecured debt on April 25, 2013 and $4.5 billion in senior unsecured debt on February 25, 2013. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.4 years at December 31, 2013. During 2013, approximately $39 billion in aggregate long-term borrowings matured or were retired. Subsequent to December 31, 2013 and through February 10, 2014, the Company’s long-term borrowings (net of issuances) decreased by approximately $2.2 billion. This amount includes the Company’s issuance of $2.8 billion in senior debt on January 24, 2014.

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally is impacted by the Company’s credit ratings. In addition, the Company’s credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Rating agencies will look at company specific factors; other industry factors such as regulatory or legislative changes; the macro-economic environment and perceived levels of government support, among other things.

Some rating agencies have stated that they currently incorporate various degrees of credit rating uplift from external sources of potential support, as well as perceived government support of systemically important banks, including the credit ratings of the Company. Rating agencies continue to monitor the progress of U.S. financial reform legislation to assess whether the possibility of extraordinary government support for the financial system in any future financial crises is negatively impacted. Legislative and rulemaking outcomes may lead to reduced uplift assumptions for U.S. banks and thereby place downward pressure on credit ratings. For example, in November 2013, Moody’s Investor Services, Inc. (“Moody’s”) took certain ratings actions with respect to eight large U.S. banking groups, including downgrading the Company, to remove certain uplift from the U.S. government support in their ratings. At the same time, proposed and final U.S. financial reform legislation and attendant rulemaking also have positive implications for credit ratings such as higher standards for capital and liquidity levels. The net result on credit ratings and the timing of any change in rating agency views on changes in government support and other financial reform is currently uncertain.

At January 31, 2014, the Parent’s and MSBNA’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings, Inc.	F1	A	Stable	F1	A	Stable
Moody’s Investor Services, Inc.(1)	P-2	Baa2	Stable	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Financial Services LLC(2)	A-2	A-	Negative	A-1	A	Negative

(1)	On August 22, 2013, Moody’s placed the senior and subordinated debt ratings of the holding companies for the six largest U.S. banks on review as it continued to consider reducing its government (or systemic) support assumptions to reflect the impact of U.S. bank resolution policies. As part of this review, Moody’s placed the Company’s “Baa1” long-term senior, “Baa2” long-term subordinated and “P-2” short-term on review for downgrade. On November 14, 2013, Moody’s downgraded the Company’s long-term debt rating one-notch from “Baa1” to “Baa2” and left the short-term rating unchanged at “P-2”. A stable outlook was assigned to the Parent’s rating outlook.
(2)	On June 11, 2013, Standard & Poor’s Financial Services LLC (“S&P”) announced that it continues to assess the degree to which it factors extraordinary government support into its ratings on non-operating bank holding companies and was factoring that assessment into the negative outlooks on the non-operating bank holding companies of the eight U.S. bank groups that S&P classifies as having high systematic importance. S&P’s negative outlook for the Company’s issuer credit ratings reflects not only S&P’s continued assessment of extraordinary government support, but also the impact that recently finalized regulations, particularly the Volcker Rule, could have on the Company’s business.

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

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s and S&P. At December 31, 2013, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,522 million and an incremental $3,321 million, respectively.

While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact it will have on the Company’s business and results of operation in future periods is inherently uncertain and will depend on a number of interrelated factors, including, among others, the magnitude of the downgrade, individual client behavior and future mitigating actions the Company may take. The liquidity impact of additional collateral requirements is included in the Company’s Liquidity Stress Tests.

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

At December 31, 2013, the Company had approximately $1.2 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval.

In July 2013, the Company received no objection from the Federal Reserve to repurchase through March 31, 2014, up to $500 million of the Company’s outstanding common stock under rules relating to annual capital distributions (Title 12 of the Code of Federal Regulations, Section 225.8, Capital Planning). Share repurchases are made pursuant to the share repurchase program previously authorized by the Company’s Board of Directors and are exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5). During 2013, the Company repurchased approximately $350 million of the Company’s outstanding common stock as part of its share repurchase program.

Series E Preferred Stock.    On September 30, 2013, the Company issued 34,500,000 Depositary Shares, for an aggregate price of $862 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Series E Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value (“Series E Preferred Stock”). The Series E Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2023 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series E Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series E Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $854 million (see Note 15 to the consolidated financial statements in Item 8).

Series F Preferred Stock.    On December 10, 2013, the Company issued 34,000,000 Depositary Shares, for an aggregate price of $850 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Series F Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value (“Series F Preferred Stock”). The Series F Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after January 15, 2024 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series F Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series F Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $842 million (see Note 15 to the consolidated financial statements in Item 8).

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In January 2014, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. In December 2013, the Company also announced that the Board of Directors declared a quarterly dividend of $255.56 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556), a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock, a quarterly dividend of $519.53 per share of Series E Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock and the initial quarterly dividend of $167.10 per share of Series F Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock.

The following table sets forth the Company’s tangible Morgan Stanley shareholders’ equity and tangible common equity at December 31, 2013 and December 31, 2012 and average balances during 2013:

	Balance at		Average Balance(1)
	December 31, 2013	December 31, 2012	2013
	(dollars in millions)
Common equity	$62,701	$60,601	$61,895
Preferred equity	3,220	1,508	1,839

Morgan Stanley shareholders’ equity	65,921	62,109	63,734
Junior subordinated debentures issued to capital trusts	4,849	4,827	4,826
Less: Goodwill and net intangible assets(2)	(9,873)	(7,587)	(8,900)

Tangible Morgan Stanley shareholders’ equity	$60,897	$59,349	$59,660

Common equity	$62,701	$60,601	$61,895
Less: Goodwill and net intangible assets(2)	(9,873)	(7,587)	(8,900)

Tangible common equity(3)	$52,828	$53,014	$52,995

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The goodwill and net intangible assets deduction exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $7 million and $6 million at December 31, 2013 and December 31, 2012, respectively, and include only the Company’s share of the Wealth Management JV’s goodwill and intangible assets at each respective period (100% at December 31, 2013 and 65% at December 31, 2012) (see Note 3 to the consolidated financial statements in Item 8). The increase in goodwill and net intangible assets at December 31, 2013 from December 31, 2012 is primarily due to the purchase of the remaining 35% interest in the Wealth Management JV.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

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

As of December 31, 2013, the Company calculated its capital ratios and RWAs in accordance with the existing capital adequacy standards for financial holding companies adopted by the Federal Reserve. These existing capital standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulations incorporating the Basel II Accord, which requires internationally active U.S. banking organizations, as well as certain of their U.S. bank subsidiaries, to implement

Basel II standards over the next several years. On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, became effective, which increased the capital requirements for securitizations and correlation trading within the Company’s trading book, as well as incorporated add-ons for stressed VaR and incremental risk requirements (“market risk capital framework amendment”). The Company’s Total, Tier 1 and Tier 1 common capital ratios and RWAs subsequent to the Basel 2.5 effective date were calculated under this revised framework. The Company’s Total, Tier 1 and Tier 1 common capital ratios and RWAs prior to the Basel 2.5 effective date have not been recalculated under the revised framework. RWAs reflect both on- and off-balance sheet risk of the Company. The risk capital calculations will evolve over time as the Company enhances its risk management methodology and incorporates improvements in modeling techniques while maintaining compliance with the regulatory requirements and interpretations.

Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and models such as the VaR model, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A.

Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 7A.

Existing Regulatory Capital Framework.

Under the Federal Reserve’s existing regulatory capital framework, total allowable capital is composed of Tier 1 capital, which includes Tier 1 common capital, and Tier 2 capital. Tier 1 common capital is defined as Tier 1 capital less qualifying perpetual preferred stock and qualifying restricted core capital elements (qualifying trust preferred securities and noncontrolling interests). Tier 1 capital consists predominantly of common shareholders’ equity as well as qualifying preferred stock and qualifying restricted core capital elements less goodwill, non-servicing intangible assets (excluding allowable mortgage servicing rights), net deferred tax assets (recoverable in excess of one year), an after-tax debt valuation adjustment and certain other deductions, including equity investments. The debt valuation adjustment in the table below represents the cumulative change in fair value of certain long-term and short-term borrowings that was attributable to the Company’s own instrument-specific credit spreads and is included in retained earnings. For a further discussion of fair value, see Note 4 to the consolidated financial statements in Item 8.

At December 31, 2013, the Company’s capital levels calculated under Basel I, inclusive of the market risk capital framework amendment, were in excess of well-capitalized levels with ratios of Tier 1 capital to RWAs of 15.7% and total capital to RWAs of 16.9% (6% and 10% being well-capitalized for regulatory purposes, respectively). The Company’s ratio of Tier 1 common capital to RWAs was 12.8% (5% under stressed conditions is the current minimum Tier 1 common ratio under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). Financial holding companies, including the Company, are subject to a Tier 1 leverage ratio defined by the Federal Reserve. Consistent with the Federal Reserve’s definition, the Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets, and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the period. At December 31, 2013, the Company was in compliance with the Federal Reserve’s Tier 1 leverage requirement with a Tier 1 leverage ratio of 7.6% (5% is the current well-capitalized standard for regulatory purposes).

The following table reconciles the Company’s total shareholders’ equity to Tier 1 common, Tier 1, Tier 2 and Total allowable capital as defined by the regulations issued by the Federal Reserve and presents the Company’s consolidated capital ratios at December 31, 2013 and December 31, 2012:

	At December 31, 2013	At December 31, 2012
	(dollars in millions)
Allowable capital
Common shareholders’ equity	$62,701	$60,601
Less: Goodwill	(6,595)	(6,650)
Less: Non-servicing intangible assets	(3,279)	(3,777)
Less: Net deferred tax assets	(2,879)	(4,785)
After-tax debt valuation adjustment	1,275	823
Other deductions	(1,306)	(1,418)

Tier 1 common capital	49,917	44,794

Qualifying preferred stock	3,220	1,508
Qualifying restricted core capital elements	7,870	8,058

Tier 1 capital	61,007	54,360

Qualifying subordinated debt and restricted core capital elements	5,559	2,783
Other qualifying amounts	284	197
Other deductions	(850)	(714)

Tier 2 capital	4,993	2,266

Total allowable capital	$66,000	$56,626

Risk-weighted assets(1)
Market risk	$133,760	$54,042
Credit risk	255,915	252,704

Total	$389,675	$306,746

Capital ratios
Total capital ratio(1)	16.9%	18.5%

Tier 1 common capital ratio(1)	12.8%	14.6%

Tier 1 capital ratio(1)	15.7%	17.7%

Tier 1 leverage ratio	7.6%	7.1%

(1)	Effective January 1, 2013, in accordance with the U.S. banking regulators’ rules the Company implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, which increased the capital requirement for securitizations and correlation trading within the Company’s trading book as well as incorporated add-ons for stressed VaR and incremental risk requirements. Under the market risk capital framework amendment, total RWAs would have been approximately $424 billion at December 31, 2012. At December 31, 2012, the capital ratios would have been approximately as follows: Total capital ratio 13.4%, Tier 1 common capital ratio 10.6% and Tier 1 capital ratio 12.8%.

Capital Plans and Stress Tests.    In November 2011, the Federal Reserve issued a final rule regarding capital plans. The final rule requires large bank holding companies such as the Company to submit annual capital plans in order for the Federal Reserve to assess their systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain their internal capital adequacy. The rule also requires that such companies receive no objection from the Federal Reserve before undertaking a capital action.

In addition, the Dodd-Frank Act imposes stress test requirements on large bank holding companies, including the Company. In October 2012, the Federal Reserve issued its stress test final rule under the Dodd-Frank Act, which requires the Company to conduct semi-annual company-run stress tests. The rule also subjects the Company to an annual supervisory stress test conducted by the Federal Reserve. The capital planning and stress testing requirements for large bank holding companies form part of the Federal Reserve’s annual CCAR process.

The Company submitted its 2013 annual capital plan to the Federal Reserve in January 2013. In March 2013, the Federal Reserve published a summary of the supervisory stress test results of each company subject to the final rule, including the Company. The Company received no objection to its 2013 capital plan, including the acquisition of the remaining 35% interest in the Wealth Management JV, which was completed on June 28, 2013.

In September 2013, the Federal Reserve issued an interim final rule specifying how large bank holding companies, including the Company, should incorporate the U.S. Basel III capital standards into their 2014 capital plans and 2014 Dodd-Frank Act stress test results. Among other things, the interim final rule requires large bank holding companies to project both Tier 1 Common capital ratio using the methodology currently in effect under existing capital guidelines and Common Equity Tier 1 ratio under the U.S. Basel III capital standards after giving effect to phase-in provisions.

As part of the 2014 CCAR process, eight bank holding companies, including the Company, are required to factor in its stress test scenarios the default of its largest counterparty across its derivatives and securities financing transactions. The Company expects that by March 31, 2014, the Federal Reserve will either object or provide notice of non-objection to the Company’s 2014 capital plan that was submitted to the Federal Reserve on January 6, 2014.

The Dodd-Frank Act also requires a national bank with total consolidated assets of more than $10 billion to conduct an annual company-run stress test. Beginning in 2012, the OCC’s implementing regulation requires national banks with $50 billion or more in average total consolidated assets, including MSBNA, to conduct its Dodd-Frank Act stress test. MSBNA submitted its company-run stress test results to the OCC and the Federal Reserve on January 6, 2014. The OCC’s regulation also requires a national bank with more than $10 billion but less than $50 billion in average total consolidated assets, including MSPBNA, to submit the results of its Dodd-Frank Act stress test by March 31, 2014. However, MSPBNA was given an exemption by the OCC for the 2014 Dodd-Frank Act stress test.

Basel Capital Framework.

In December 2010, the Basel Committee reached an agreement on Basel III. In July 2013, the U.S. banking regulators promulgated final rules to implement many aspects of Basel III (the “U.S. Basel III final rule”). The Company became subject to the U.S. Basel III final rule beginning on January 1, 2014. Certain requirements in the U.S. Basel III final rule, including the minimum risk-based capital ratios and new capital buffers, will commence or be phased in over several years.

The U.S. Basel III final rule contains new capital standards that raise capital requirements, strengthen counterparty credit risk capital requirements, introduce a leverage ratio as a supplemental measure to the risk-based ratio and replace the use of externally developed credit ratings with alternatives such as the Organisation for Economic Co-operation and Development’s country risk classifications. Under the U.S. Basel III final rule, the Company is subject, on a fully phased in basis, to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 8%. The Company is also subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed, up to a 2.5% Common Equity Tier 1 countercyclical buffer on a fully phased-in basis by 2019. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. In addition, certain new items will be deducted from Common Equity Tier 1 capital and certain existing deductions will be modified. The majority of these capital deductions is subject to a phase-in schedule and will be fully phased in by 2018. Under the U.S. Basel III final rule, unrealized gains and losses on available-for-sale securities will be reflected in Common Equity Tier 1 capital, subject to a phase-in schedule.

Pursuant to the U.S. Basel III final rule, existing trust preferred securities will be fully phased out of the Company’s Tier 1 capital by January 1, 2016. Thereafter, existing trust preferred securities that do not satisfy the

U.S. Basel III final rule’s eligibility criteria for Tier 2 capital will be phased out of the Company’s regulatory capital by January 1, 2022.

U.S. banking regulators have published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital requirements. Currently, this minimum “capital floor” is based on Basel I. Beginning on January 1, 2015, the U.S. Basel III final rule will replace the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes. The “capital floor” applies to the calculation of minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed, the countercyclical capital buffer. Accordingly, the methods for calculating the Company’s capital ratios will change as the U.S. Basel III final rule’s revisions to the numerator and denominator are phased in and following the Company’s completion of the U.S. Basel III advanced approach parallel run period. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile.

In addition to the U.S. Basel III final rule, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for certain bank holding companies, including the Company. The Federal Reserve has indicated that it intends to address this requirement by implementing the Basel Committee’s capital surcharge for global systemically important banks (“G-SIB”). The Financial Stability Board (“FSB”) has provisionally identified the G-SIBs and assigned each G-SIB a Common Equity Tier 1 capital surcharge ranging from 1.0% to 2.5% of RWAs. The Company is provisionally assigned a G-SIB capital surcharge of 1.5%. The FSB has stated that it intends to update the list of G-SIBs annually.

The Company estimates its pro forma risk-based Common Equity Tier 1 capital ratio under the U.S. Basel III final rule’s advanced approaches method to be approximately 10.5% as of December 31, 2013. This estimate is based on the Company’s current understanding of the U.S. Basel III final rule and other factors, which may be subject to change as the Company receives additional clarification and implementation guidance from regulators relating to the U.S. Basel III final rule, and as the interpretation of the final rule evolves over time. On February 21, 2014, the Federal Reserve and the OCC approved the Company’s and the Subsidiary Banks’ respective use of the U.S. Basel III advanced approaches method to calculate and publicly disclose their risk-based capital ratios beginning with the second quarter of 2014. One of the stipulations for this approval is that the Company will be required to satisfy certain conditions, as agreed to with the regulators, regarding the modeling used to determine its estimated RWAs associated with operational risk. Pursuant to these conditions, the Company’s estimated operational risk RWAs could increase and thus reduce the pro forma Common Equity Tier 1 capital ratio as of December 31, 2013 by an amount up to approximately 50 basis points. The pro forma risk-based Common Equity Tier 1 capital ratio estimate is a non-GAAP financial measure that the Company considers to be a useful measure for evaluating compliance with new regulatory capital requirements that have not yet become effective. The pro forma risk-based Common Equity Tier 1 capital ratio estimate is based on shareholders’ equity, Common Equity Tier 1 capital, RWAs and certain other data inputs at December 31, 2013. This preliminary estimate is subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A.

The U.S. Basel III final rule also subjects certain banking organizations, including the Company, to a minimum supplementary leverage ratio of 3% starting on January 1, 2018. In January 2014, the Basel Committee finalized revisions to the denominator of the Basel III leverage ratio. The revised denominator differs from the supplementary leverage ratio in the U.S. Basel III final rule in the treatment of, among other things, derivatives, securities financing transactions and other off-balance sheet items. U.S. banking regulators may issue regulations to implement the revised Basel III leverage ratio.

The U.S. banking regulators have also proposed a rule to implement enhanced supplementary leverage standards for certain large bank holding companies and their insured depository institution subsidiaries, including the Company and the Subsidiary Banks. Under this proposal, a covered bank holding company would need to maintain a leverage buffer of Tier 1 capital of greater than 2% in addition to the 3% minimum (for a total of greater than 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. This proposal would further establish a “well-capitalized” threshold based on a supplementary leverage ratio of 6% for insured depository institution subsidiaries, including the Subsidiary Banks. If this proposal is adopted, its requirements would become effective on January 1, 2018 with public disclosure beginning in 2015. Based on a preliminary analysis of the proposed standards, the Company expects to meet the supplementary leverage ratio of greater than 5% in 2015. As the enhanced supplementary leverage standards are currently proposals, and may change based on final rules issued by the U.S. banking regulators, the Company’s expectations are subject to risks and uncertainties that may affect future results of the Company. Further, the expectations should not be taken as a projection of what the Company’s supplemental leverage ratios or earnings or assets will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based use-of-capital measure, which is compared with the Company’s regulatory capital to ensure the Company maintains an amount of going concern capital after absorbing potential losses from extreme stress events where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Tier 1 common capital, aggregate Required Capital and Parent capital for 2013 were approximately $47.7 billion, $38.7 billion and $9.0 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, organic growth, acquisitions and other capital needs.

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

The following table presents the business segments’ and Parent’s average Tier 1 common capital and average common equity for 2013 and 2012:

	2013		2012
	Average Tier 1 Common Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$32.7	$37.9	$22.3	$29.0
Wealth Management	4.3	13.2	3.7	13.3
Investment Management	1.7	2.8	1.3	2.4
Parent capital(1)	9.0	8.0	15.5	16.1

Total	$47.7	$61.9	$42.8	$60.8

(1)	Effective January 2013, the Company updated its Required Capital Framework methodology to coincide with the regulatory changes that became effective in 2013. As a result of this update to the methodology, the majority of which was driven by the implementation of the market risk capital framework amendment, average Institutional Securities capital increased and average Parent capital decreased, partially offset by accretion of net income at December 31, 2013.

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities and Investment Management business segments.

Institutional Securities Activities.    The Company utilizes special purpose entities (“SPE”) primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income. Retained interests in securitized financial assets were approximately $2.2 billion and $3.2 billion at December 31, 2013 and December 31, 2012, respectively, substantially all of which were related to U.S. agency collateralized mortgage obligations, commercial mortgage loan and residential mortgage loan securitization transactions. For further information about the Company’s securitization activities, see Note 7 to the consolidated financial statements in Item 8.

The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities (see Note 13 to the consolidated financial statements in Item 8).

Investment Management Activities.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. These amounts are noted in the table below under “General partner guarantees”.

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

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at December 31, 2013:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$313,836	$520,119	$500,241	$66,594	$1,400,790	$(16,994)	$—
Other credit contracts	75	441	529	816	1,861	(457)	—
Non-credit derivative contracts(1)	1,249,932	794,776	353,559	474,921	2,873,188	54,098	—
Standby letters of credit and other financial guarantees issued(2)(3)	1,024	812	1,205	5,652	8,693	(208)	7,016
Market value guarantees	—	112	83	515	710	7	106
Liquidity facilities	2,328	—	—	—	2,328	(4)	3,042
Whole loan sales representations and warranties	—	—	—	23,755	23,755	56	—
Securitization representations and warranties	—	—	—	67,249	67,249	82	—
General partner guarantees	42	41	62	301	446	73	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 12 to the consolidated financial statements in Item 8.
(2)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table below in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Trading assets or Trading liabilities in the consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $13.8 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments.

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

See Note 13 to the consolidated financial statements in Item 8 for information on other guarantees and indemnities.

Commitments and Contractual Obligations.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending at December 31, 2013 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at December 31, 2013
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$389	$1	$—	$1	$391
Investment activities	518	70	30	447	1,065
Primary lending commitments—investment grade(1)	7,695	14,674	36,224	798	59,391
Primary lending commitments—non-investment grade(1)	1,657	5,402	10,066	2,119	19,244
Secondary lending commitments(2)	44	38	10	72	164
Commitments for secured lending transactions	1,094	166	—	—	1,260
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	44,890	—	—	—	44,890
Commercial and residential mortgage-related commitments	1,199	48	301	313	1,861
Underwriting commitments	588	—	—	—	588
Other lending commitments	2,660	340	193	128	3,321

Total	$60,734	$20,739	$46,824	$3,878	$132,175

(1)	This amount includes $49.4 billion of investment grade and $12 billion of non-investment grade unfunded commitments accounted for as held for investment and $3.5 billion of investment grade and $4.6 billion of non-investment grade unfunded commitments accounted for as held for sale at December 31, 2013. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the consolidated statements of financial condition (see Note 4 to the consolidated financial statements in Item 8).
(3)

The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to December 31, 2013 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and of the total amount at December 31, 2013, $42.9 billion settled within three business days.

(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $1.1 billion.

For further description of these commitments, see Note 13 to the consolidated financial statements in Item 8 and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Item 7A.

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations include long-term borrowings, other secured financings, contractual interest payments, contractual payments on time deposits, operating leases and purchase obligations. The Company’s future cash payments associated with certain of its obligations at December 31, 2013 are summarized below:

	Payments Due in:
At December 31, 2013	2014	2015-2016	2017-2018	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$24,193	$44,234	$41,603	$43,545	$153,575
Other secured financings(1)	3,500	4,848	835	567	9,750
Contractual interest payments(2)	5,458	8,994	5,819	19,673	39,944
Time deposits(3)	2,432	51	—	—	2,483
Operating leases—office facilities(4)	672	1,277	1,035	2,712	5,696
Operating leases—equipment(4)	239	241	163	98	741
Purchase obligations(5)	634	597	301	125	1,657

Total(6)	$37,128	$60,242	$49,756	$66,720	$213,846

(1)	See Note 11 to the consolidated financial statements in Item 8. Amounts presented for Other secured financings are financings with original maturities greater than one year.
(2)	Amounts represent estimated future contractual interest payments related to unsecured long-term borrowings based on applicable interest rates at December 31, 2013. Amounts include stated coupon rates, if any, on structured or index-linked notes.
(3)	Amounts represent contractual principal and interest payments related to time deposits primarily held at the Subsidiary Banks.
(4)	See Note 13 to the consolidated financial statements in Item 8.
(5)	Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, computer and telecommunications maintenance agreements and certain transmission, transportation and storage contracts related to the commodities business. Purchase obligations at December 31, 2013 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the Company’s consolidated statement of financial condition.
(6)	Amounts exclude unrecognized tax benefits, as the timing and amount of future cash payments are not determinable at this time (see Note 20 to the consolidated financial statements in Item 8 for further information).

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

A significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar, therefore, can affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored, and, where cost-justified, strategies are adopted that are designed to reduce the impact of these fluctuations on the Company’s financial performance. These strategies may include the financing of non-U.S. dollar assets with direct or swap-based borrowings in the same currency and the use of currency forward contracts or the spot market in various hedging transactions related to net assets, revenues, expenses or cash flows.

Item  7A.    Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Overview.

Management believes effective risk management is vital to the success of the Company’s business activities. Accordingly, the Company employs an enterprise risk management (“ERM”) framework to integrate the diverse roles of risk management into a holistic enterprise structure and to facilitate the incorporation of risk evaluation into decision-making processes across the Company. The Company has policies and procedures in place to identify, assess, monitor and manage the significant risks involved in the activities of its Institutional Securities, Wealth Management and Investment Management business segments as well as at the holding company level. Principal risks involved in the Company’s business activities include market, credit, capital and liquidity, operational, legal and regulatory risk.

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

Risk Governance Structure.

Risk management at the Company requires independent company-level oversight, accountability of the Company’s business segments, and effective communication of risk matters to senior management and across the Company. The nature of the Company’s risks, coupled with its risk management philosophy, informs the Company’s risk governance structure. The Company’s risk governance structure is comprised of the Board of Directors; the Risk Committee of the Board (“BRC”), the Audit Committee of the Board (“BAC”), and the Operations and Technology Committee of the Board (“BOTC”); the Firm Risk Committee (“FRC”); functional risk and control committees; senior management oversight (including the Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer); the Internal Audit Department and risk managers, committees, and groups within and across the Company’s business segments. A risk governance structure composed of independent but complementary entities facilitates efficient and comprehensive supervision of the Company’s risk exposures and processes.

Morgan Stanley Board of Directors.    The Board of Directors has oversight for the Company’s ERM framework and is responsible for helping to ensure that the Company’s risks are managed in a sound manner. The Board has authorized the committees within the ERM framework to help facilitate its risk oversight responsibilities.

Risk Committee of the Board.    The BRC is composed of non-management directors. The BRC is responsible for assisting the Board in the oversight of the Company’s risk governance structure; the Company’s risk management and risk assessment guidelines and policies regarding major market, credit, liquidity and funding and reputational risk; the Company’s risk tolerance; and the performance of the Chief Risk Officer. The BRC reports to the full Board on a regular basis.

Audit Committee of the Board.    The BAC is composed of independent directors. The BAC is responsible for oversight of the integrity of the Company’s consolidated financial statements, the Company’s compliance with legal and regulatory requirements, the Company’s system of internal controls, the qualifications and independence of the Company’s independent auditor, and the performance of the Company’s internal and independent auditors. In addition, the BAC assists the Board in its oversight of certain aspects of risk management, including review of the major franchise, legal and compliance risk exposures of the Company and the steps management has taken to monitor and control such exposures, as well as guidelines and policies that govern the process for risk assessment and risk management. The BAC reports to the full Board on a regular basis.

Operations and Technology Committee of the Board.    The BOTC is composed of non-management directors. The BOTC is responsible for reviewing the major operations and technology risk exposures of the Company and the steps management has taken to monitor and control such exposures. Additionally, the BOTC is responsible for assisting the Board in its oversight of the Company’s operations and technology strategy, including significant investments in support of such strategy. The BOTC is also responsible for the review and approval of operations and technology policies, as well as the review of the Company’s risk management and risk assessment guidelines and policies regarding operations and technology risk. The BOTC reports to the full Board on a regular basis.

Firm Risk Committee.    The Board has also authorized the FRC, a management committee appointed and chaired by the Chief Executive Officer, which includes the most senior officers of the Company, including the Chief Risk Officer, Chief Legal Officer and Chief Financial Officer, to oversee the Company’s global risk management structure. The FRC’s responsibilities include oversight of the Company’s risk management principles, procedures and limits and the monitoring of capital levels and material market, credit, liquidity and funding, legal, operational, franchise and regulatory risk matters, and other risks, as appropriate, and the steps management has taken to monitor and manage such risks. The FRC reports to the full Board, the BAC, the BOTC and the BRC through the Company’s Chief Risk Officer and Chief Financial Officer.

Functional Risk and Control Committees.    Functional risk and control committees comprising the ERM framework, including the Firm Credit Risk Committee, the Operational Risk Oversight Committee, the Asset Liability Management Committee, the Global Compliance Committee and the Franchise Committee facilitate efficient and comprehensive supervision of the Company’s risk exposures and processes and the Strategic Transactions Committee, comprised of members of management appointed by the Chief Executive Officer, reviews large strategic transactions and principal investments for the Company. In addition, each business segment has a risk committee that is responsible for helping to ensure that the business segment, as applicable, adheres to established limits for market, credit, operational and other risks; implements risk measurement, monitoring, and management policies, procedures, controls and systems that are consistent with the risk framework established by the FRC; and reviews, on a periodic basis, its aggregate risk exposures, risk exception experience, and the efficacy of its risk identification, measurement, monitoring and management policies and procedures, and related controls.

Chief Risk Officer.    The Chief Risk Officer, who is independent of business units, reports to the Chief Executive Officer and the BRC. The Chief Risk Officer oversees compliance with the Company’s risk limits; approves exceptions to the Company’s risk limits; independently reviews material market, credit and operational risks; and reviews results of risk management processes with the Board, the BRC, and the BAC, as appropriate. The Chief Risk Officer also coordinates with the Chief Financial Officer regarding capital management and works with the Compensation, Management Development and Succession Committee of the Board to help ensure that the structure and design of incentive compensation arrangements do not encourage unnecessary and excessive risk-taking.

Internal Audit Department.    The Internal Audit Department provides independent risk and control assessment and reports to the BAC. The Internal Audit Department provides an independent assessment of the Company’s control environment and risk management processes using a risk-based methodology developed from professional auditing standards. The Internal Audit Department also assists in assessing the Company’s compliance with internal guidelines set for risk management and risk monitoring as well as external rules and regulations governing the industry. It affects these responsibilities through risk-based reviews of the Company’s processes, activities, products or information systems; targeted reviews of specific controls and activities; pre-implementation audits of new or significantly changed processes, activities, products or information systems; and special investigations required as a result of internal factors or regulatory requests.

Independent Risk Management Functions.    The independent risk management functions (Market Risk, Credit Risk Management, Operational Risk, Corporate Treasury and Bank Resource Management departments) are independent of the Company’s business units. These groups assist senior management and the FRC in monitoring and controlling the Company’s risk through a number of control processes. Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found below under “Market Risk”, “Credit Risk”, and “Operational Risk” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

Control Groups.    The Company control groups include the Legal and Compliance Division, Finance, the Tax Department, the Operations Division, the Technology and Data Division, and the Human Resources Department. The Company control groups coordinate with the business segment control groups to review the risk monitoring and risk management policies and procedures relating to, among other things, controls over financial reporting and disclosure; the business segment’s market, credit and operational risk profile; liquidity risks; sales practices; reputational, legal enforceability, compliance and regulatory risk; and operational and technological risks. Participation by the senior officers of the Company and business segment control groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo thorough review.

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

Employees.    All employees have accountability for risk management. The Company strives to establish a culture of effective risk management through training and development programs, policies, procedures, and defined roles and responsibilities within the Company. The actions and conduct of each employee are essential to risk management. The Company’s Code of Conduct (the “Code”) has been established to provide a framework and standards for employee conduct that further reinforces the Company’s commitment to integrity and high ethical standards. Every new hire and every employee annually must certify to their understanding of and adherence to the Code. The employee annual review process includes evaluation of adherence to the Code. The Global Incentive Compensation Discretion Policy sets forth standards that specifically provide that managers must consider whether the employee effectively managed and supervised the risk control practices of his/her employee reports during the performance year. The Company has several mutually reinforcing processes to identify incidents of employee conduct that may have an impact on employment status, current year compensation or prior year compensation. The Company’s clawback and cancellation provisions permit recovery of deferred incentive compensation where, for example, there is a failure to appropriately manage or monitor an employee who engaged in conduct detrimental to the Company or conduct constituting ‘cause’ for termination.

Stress Value-at-Risk.

The Company frequently enhances its market and credit risk management framework to address severe stresses that are observed in global markets during economic downturns. During 2013, the Company expanded and improved its risk measurement processes, including stress tests and scenario analysis, and further refined its market and credit risk limit framework. Stress Value-at-Risk (“S-VaR”), a proprietary methodology that comprehensively measures the Company’s market and credit risks, was further refined and continues to be an important metric used in establishing the Company’s risk appetite and its capital allocation framework. S-VaR simulates many stress scenarios based on more than 25 years of historical data and attempts to capture the different liquidities of various types of general and specific risks. Additionally, S-VaR captures event and default risks that are particularly relevant for credit portfolios.

Risk Management Process.

The following is a discussion of the Company’s risk management policies and procedures for its principal risks (capital and liquidity risk is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7). The discussion focuses on the Company’s securities activities (primarily its institutional trading activities) and corporate lending and related activities. The Company believes that these activities generate a substantial portion of its principal risks. This discussion and the estimated amounts of the Company’s risk exposure generated by the Company’s statistical analyses are forward-looking statements. However, the analyses used to assess such risks are not predictions of future events, and actual results may vary significantly from such analyses due to events in the markets in which the Company operates and certain other factors described below.

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

Sound market risk management is an integral part of the Company’s culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The control groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. The Market Risk Department is responsible for ensuring transparency of material market risks, monitoring compliance with established limits, and escalating risk concentrations to appropriate senior management. To execute these responsibilities, the Market Risk Department monitors the Company’s risk against limits on aggregate risk exposures, performs a variety of risk analyses, routinely reports risk summaries, and maintains the Company’s VaR and scenario analysis systems. These limits are designed to control price and market liquidity risk. Market risk is also monitored through various measures: using statistics (including VaR, S-VaR and related analytical measures); by measures of position sensitivity; and through routine stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors, and scenario analyses conducted by the Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the Market Risk Department that are circulated to and discussed with senior management, the FRC, the BRC, and the Board of Directors.

The Chief Risk Officer, who reports to the Chief Executive Officer and the BRC, among other things, monitors market risk through the Market Risk Department, which reports to the Chief Risk Officer and is independent of the business units, and has close interactions with senior management and the risk management control groups in the business units. The Chief Risk Officer is a member of the FRC, chaired by the Chief Executive Officer, which includes the most senior officers of the Company, and regularly reports on market risk matters to this committee, as well as to the BRC and the Board of Directors.

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During 2013, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities.

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

VaR Methodology, Assumptions and Limitations.    The Company estimates VaR using a model based on volatility adjusted historical simulation for general market risk factors and Monte Carlo simulation for name-specific risk in corporate shares, bonds, loans and related derivatives. The model constructs a distribution of hypothetical daily changes in the value of trading portfolios based on the following: historical observation of daily changes in key market indices or other market risk factors; and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s VaR model uses four years of historical data with a volatility adjustment to reflect current market conditions. The Company’s VaR for risk management purposes (“Management VaR”) is computed at a 95% level of confidence over a one-day time horizon, which is a useful indicator of possible trading losses resulting from adverse daily market moves. The Company’s 95%/one-

day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 5%, or five times in every 100 trading days, if the portfolio were held constant for one day.

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

The Company utilizes the same VaR model for risk management purposes as well as regulatory capital calculations. The Company’s VaR model has been approved by the Company’s regulators for use in regulatory capital calculations.

The portfolio of positions used for the Company’s Management VaR differs from that used for regulatory capital requirements (“Regulatory VaR”), as Management VaR contains certain positions that are excluded from Regulatory VaR. Examples include counterparty credit valuation adjustments, and loans that are carried at fair value and associated hedges. Additionally, the Company’s Management VaR excludes certain risks contained in its Regulatory VaR, such as hedges to counterparty exposures related to the Company’s own credit spread.

Table 1 below presents the Management VaR for the Company’s Trading portfolio, on a period-end, annual average and annual high and low basis. The Credit Portfolio is disclosed as a separate category from the Primary Risk Categories, and includes loans that are carried at fair value and associated hedges, as well as counterparty credit valuation adjustments and related hedges.

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for 2013				95%/One-Day VaR for 2012
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$41	$45	$76	$31	$56	$56	$87	$33
Equity price	22	19	43	15	21	26	39	18
Foreign exchange rate	15	14	22	7	10	13	23	7
Commodity price	15	21	31	15	20	24	32	18
Less: Diversification benefit(1)(2)	(44)	(46)	N/A	N/A	(40)	(55)	N/A	N/A

Primary Risk Categories	$49	$53	$78	$42	$67	$64	$98	$52

Credit Portfolio	12	14	18	12	19	26	50	18
Less: Diversification benefit(1)(2)	(8)	(8)	N/A	N/A	(11)	(17)	N/A	N/A

Total Management VaR	$53	$59	$85	$47	$75	$73	$107	$57

(1)	Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A–Not Applicable. The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the year, and therefore the diversification benefit is not an applicable measure.

The Company’s average Management VaR for the Primary Risk Categories for 2013 was $53 million compared with $64 million for 2012. This decrease was primarily driven by reduced exposure to interest rate and credit spread products and reduced exposure to equity products.

The average Credit Portfolio VaR for 2013 was $14 million compared with $26 million for 2012. This decrease was primarily driven by decreased counterparty credit exposure.

The average Total Management VaR for 2013 was $59 million compared with $73 million for 2012. This decrease was driven by the aforementioned movements.

Distribution of VaR Statistics and Net Revenues for 2013.

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

The distribution of VaR Statistics and Net Revenues is presented in the histograms below for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for 2013 was $53 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for 2013, which was in a range between $40 million and $60 million for approximately 82% of the trading days during the year.

The histogram below shows the distribution of daily net trading revenues for the Company’s businesses that comprise the Primary Risk Categories for 2013. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During 2013, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 35 days, of which 1 day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for 2013 was $59 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for 2013, which was in a range between $45 million and $65 million for approximately 80% of trading days during the year.

The histogram below shows the distribution of daily net trading revenues for the Company’s Trading businesses for 2013. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During 2013, the Company experienced net trading losses on 33 days, of which 1 day was in excess of the 95%/one-day Management VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $5 million and $6 million for each 1 basis point widening in the Company’s credit spread level for December 31, 2013 and December 31, 2012, respectively.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $11 million and $13 million for each 1 basis point widening in the Company’s credit spread level for December 31, 2013 and December 31, 2012, respectively.

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

	December 31, 2013		December 31, 2012
	+100 Basis Points	+200 Basis Points	+100 Basis Points	+200 Basis Points
	(dollars in millions)
Impact on income from continuing operations before income taxes	$642	$1,102	$749	$1,140

Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values.

	10% Sensitivity
Investments	December 31, 2013	December 31, 2012
	(dollars in millions)
Investments related to Investment Management activities:
Hedge fund investments	$104	$120
Private equity and infrastructure funds	148	125
Real estate funds	158	138
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	161	143
Other Company investments	198	292

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations. The Company primarily incurs credit risk exposure to institutions and individuals mainly through the Institutional Securities and Wealth Management business segments.

The Company may incur credit risk in the Institutional Securities business segment through a variety of activities, including, but not limited to, the following:

•	entering into swap or other derivative contracts under which counterparties have obligations to make payments to the Company;

•	extending credit to clients through various lending commitments;

•	providing short- or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount;

•	posting margin and/or collateral to clearinghouses, clearing agencies, exchanges, banks, securities firms and other financial counterparties; and

•	investing or trading in securities and loan pools, whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

The Company incurs credit risk in the Wealth Management business segment primarily through lending to individuals and entities, including, but not limited to, the following:

•	margin loans collateralized by securities;

•	securities-based and other loans predominantly collateralized by securities; and

•	single-family residential prime mortgage loans in conforming, non-conforming or home equity lines of credit (“HELOC”) form.

Monitoring and Control.

In order to help protect the Company from losses, the Credit Risk Management Department establishes company-wide practices to evaluate, monitor and control credit risk exposure at the transaction, obligor and portfolio levels. The Credit Risk Management Department approves extensions of credit, evaluates the creditworthiness of the Company’s counterparties and borrowers on a regular basis, and ensures that credit exposure is actively monitored and managed. The evaluation of counterparties and borrowers includes an assessment of the probability that an obligor will default on its financial obligations and any losses that may occur when an obligor defaults. In addition, credit risk exposure is actively managed by credit professionals and committees within the Credit Risk Management Department and through various risk committees, whose membership includes individuals from the Credit Risk Management Department. A comprehensive and global Credit Limits Framework is also utilized to evaluate and manage credit risk levels across the Company. The Credit Limits Framework is calibrated within the Company’s risk tolerance and includes single-name limits and portfolio concentration limits by country, industry and product type. The Credit Risk Management Department ensures transparency of material credit risks, compliance with established limits and escalation of risk concentrations to appropriate senior management. The Credit Risk Management Department also works closely with the Market Risk Department and applicable business units to monitor risk exposures and to perform stress tests to identify, analyze and control credit risk concentrations arising in the Company’s lending and trading activities. The stress tests shock market factors (e.g., interest rates, commodity prices, equity prices) and risk parameters such as default probabilities and expected losses in order to identify potential credit exposure concentrations to individual counterparties, countries and industries. Stress and scenario tests are conducted in accordance with established Company policies and procedures and comply with methodologies outlined in the Basel regulatory framework.

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

The evaluation of consumer borrowers is tailored to the specific type of lending. Margin and securities-based loans are evaluated based on factors that include, but are not limited to, the amount of the loan, the degree of leverage and the quality, diversification, price volatility and liquidity of the collateral. The underwriting of residential real estate loans includes, but is not limited to, review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level and for consumer loans, collateral values are monitored on an ongoing basis.

Credit risk metrics assigned to corporate, commercial and consumer borrowers during the evaluation process are incorporated into the Credit Risk Management Department’s maintenance of the allowance for loan losses for the loans held for investment portfolio. Such allowance serves as a safeguard against probable inherent losses as well as probable losses related to loans identified for impairment. For more information on the Company’s allowance for loan losses, see Notes 2 and 8 to the consolidated financial statements in Item 8.

Risk Mitigation.    The Company may seek to mitigate credit risk from its lending and trading activities in multiple ways, including collateral provisions, guarantees and hedges. At the transaction level, the Company seeks to mitigate risk through management of key risk elements such as size, tenor, financial covenants, seniority and collateral. The Company actively hedges its lending and derivatives exposure through various financial instruments that may include single-name, portfolio and structured credit derivatives. Additionally, the Company may sell, assign or syndicate funded loans and lending commitments to other financial institutions in the primary and secondary loan market. In connection with its derivatives trading activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of counterparty default.

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. The table below summarizes the Company’s loan activity at December 31, 2013. Loans held for investment and loans held for sale are classified in Loans and loans held at fair value are classified in Trading assets in the consolidated statements of financial condition at December 31, 2013. See Notes 4 and 8 to the consolidated financial statements in Item 8 for further information.

	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total(4)
	(dollars in millions)
Corporate loans	$7,837	$1,988	$3,301	$13,126
Consumer loans	—	—	11,576	11,576
Residential real estate loans	—	1	10,001	10,002
Wholesale real estate loans	—	1,835	6	1,841

Loans held for investment, net of allowance	7,837	3,824	24,884	36,545

Corporate loans	6,168	—	—	6,168
Consumer loans	—	—	—	—
Residential real estate loans	—	12	100	112
Wholesale real estate loans	—	49	—	49

Loans held for sale	6,168	61	100	6,329

Corporate loans	2,892	6,882	—	9,774
Consumer loans	—	—	—	—
Residential real estate loans	—	1,434	—	1,434
Wholesale real estate loans	—	1,404	—	1,404

Loans held at fair value	2,892	9,720	—	12,612

Total loans	$16,897	$13,605	$24,984	$55,486

(1)	In addition to loans, at December 31, 2013, $61.4 billion of unfunded lending commitments were accounted for as held for investment, $8.1 billion of unfunded lending commitments were accounted for as held for sale and $9.1 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at December 31, 2013, $1.3 billion of unfunded lending commitments were accounted for as held for investment and $0.8 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at December 31, 2013, $4.5 billion of unfunded lending commitments were accounted for as held for investment.
(4)	The above table excludes customer margin loans outstanding of $29.2 billion and employee loans outstanding of $5.6 billion at December 31, 2013. See Notes 6 and 8 to the consolidated financial statements in Item 8 for further information.

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

The Company’s corporate lending credit exposure is primarily from loan and lending commitments used for general corporate purposes, working capital and liquidity purposes and typically consist of revolving lines of credit, letter of credit facilities and term loans. In addition, the Company provides “event-driven” loans and lending commitments associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization activities. The Company’s “event-driven” loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

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

The Company may hedge and/or sell its exposures in connection with loans and lending commitments. Additionally, the Company may mitigate credit risk by requiring borrowers to pledge collateral and include financial covenants in lending commitments. In the consolidated statements of financial condition these loans are carried at either fair value with changes in fair value recorded in earnings; held for investment, which are recorded at amortized cost; or held for sale, which are recorded at lower of cost or fair value.

The table below presents the Company’s credit exposure from its corporate lending positions and lending commitments, which are measured in accordance with the Company’s internal risk management standards at December 31, 2013. The “total corporate lending exposure” column includes funded and unfunded lending commitments. Lending commitments represent legally binding obligations to provide funding to clients for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at December 31, 2013

	Years to Maturity				Total Corporate Lending Exposure(2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$859	$114	$121	$—	$1,094
AA	2,719	1,870	5,556	—	10,145
A	2,935	4,230	11,642	570	19,377
BBB	2,391	10,535	21,330	1,004	35,260

Investment grade	8,904	16,749	38,649	1,574	65,876
Non-investment grade	2,712	8,024	12,794	3,627	27,157

Total	$11,616	$24,773	$51,443	$5,201	$93,033

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

At December 31, 2013, the aggregate amount of investment grade funded loans was $6.5 billion and the aggregate amount of non-investment grade funded loans was $7.9 billion. In connection with these corporate lending activities (which include corporate funded and unfunded lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $9.0 billion related to the total corporate lending exposure of $93.0 billion at December 31, 2013.

“Event-Driven” Loans and Lending Commitments at December 31, 2013.

Included in the total corporate lending exposure amounts in the table above at December 31, 2013 were “event-driven” exposures of $9.5 billion composed of funded loans of $2.0 billion and lending commitments of $7.5 billion. Included in the “event-driven” exposure at December 31, 2013 were $7.3 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at December 31, 2013 was as follows: 33% will mature in less than 1 year, 17% will mature within 1 to 3 years, 32% will mature within 3 to 5 years and 18% will mature in over 5 years.

Industry Exposure—Corporate Lending.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed above.

The following table shows the Company’s credit exposure from its primary corporate loans and lending commitments by industry at December 31, 2013:

Industry	Corporate Lending Exposure
(dollars in millions)
Energy	$12,240
Utilities	10,410
Healthcare	10,095
Consumer discretionary	9,981
Industrials	9,514
Funds, exchanges and other financial services(1)	7,190
Consumer staples	6,788
Information technology	6,526
Telecommunications services	5,658
Materials	4,867
Real Estate	4,171
Other	5,593

Total	$93,033

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activity described above, the Institutional Securities business segment engages in other lending activity. These loans primarily include corporate loans purchased in the secondary market, commercial and residential mortgage loans, asset-backed loans and financing extended to institutional clients. At December 31, 2013, approximately 99.6% of Institutional Securities Other lending activities held for investment were current; less than 0.4% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

At December 31, 2013, Institutional Securities Other lending activities by remaining contract maturity were as follows:

	Years to Maturity				Total Institutional Securities Other Lending Activities
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Corporate loans	$3,957	$1,236	$2,455	$1,222	$8,870
Consumer loans	—	—	—	—	—
Residential real estate loans	8	16	91	1,332	1,447
Wholesale real estate loans	174	909	885	1,320	3,288

Total	$4,139	$2,161	$3,431	$3,874	$13,605

In addition, Institutional Securities Other lending activities include “margin lending,” which allows the client to borrow against the value of qualifying securities. At December 31, 2013, Institutional Securities margin lending of $15.2 billion is classified within Customer and other receivables in the consolidated statements of financial condition.

Wealth Management Lending Activities.    The principal Wealth Management lending activities includes securities-based lending and residential real estate loans. At December 31, 2013, Wealth Management’s lending activities by remaining contract maturity were as follows:

	Years to Maturity				Total Wealth Management Lending Activities
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Securities-based lending and other loans	$13,241	$509	$539	$594	$14,883
Residential real estate loans	—	—	—	10,101	10,101

Total	$13,241	$509	$539	$10,695	$24,984

Securities-based lending provided to the Company’s retail clients is primarily conducted through the Company’s PLA platform and had an outstanding balance of $13.2 billion within the $14.9 billion in the above table as of December 31, 2013. These loans allow the client to borrow money against the value of qualifying securities for any suitable purpose other than purchasing securities. The Company establishes approved credit lines against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. Factors considered in the review of these loans are the amount, the proposed pledged collateral and its diversification profile and, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies. Underlying collateral is also reviewed with respect to the valuation of the securities, historical trading range, volatility analysis and an evaluation of industry concentrations.

Residential real estate loans consist of first and second lien mortgages, including HELOC loans. For these loans, a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., Fair Isaac Corporation (“FICO”) scores), debt ratios and reserves of the borrower. Loan-to-value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. Eligible conforming loans are currently held for sale, while most non-conforming and HELOC loans are held for investment in the Company’s portfolio.

Wealth Management also provides margin lending to retail clients and had an outstanding balance of $14.0 billion as of December 31, 2013, which is classified within Customer and other receivables in the consolidated statements of financial condition.

In addition, the Company’s Wealth Management business segment has employee loans that are granted primarily in conjunction with a program established by the Company to retain and recruit certain employees. These loans, recorded in Customer and other receivables in the consolidated statements of financial condition, are full recourse, require periodic payments and have repayment terms ranging from four to 12 years. The Company establishes an allowance for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense.

Credit Exposure—Derivatives.

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. In connection with its OTC derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of counterparty default. The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For credit exposure information on the Company’s OTC derivative products, see Note 12 to the consolidated financial statements in Item 8.

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

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties is composed of banks, broker-dealers, insurance and other financial institutions. Contracts with these counterparties may include provisions related to counterparty rating downgrades, which may result in additional collateral being required by the Company. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Trading revenues in the consolidated statements of income.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at December 31, 2013 and December 31, 2012. The fair values shown are before the application of any counterparty or cash collateral netting. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 12 to the consolidated financial statements in Item 8.

	At December 31, 2013
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$36,316	$35,005	$1,311	$1,126,688	$1,093,906
Insurance and other financial institutions	7,877	7,515	362	265,958	302,835
Non-financial entities	153	106	47	4,732	4,049

Total	$44,346	$42,626	$1,720	$1,397,378	$1,400,790

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 5% of receivable fair values and 5% of payable fair values represent Level 3 amounts (see Note 4 to the consolidated financial statements in Item 8).

	At December 31, 2012
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$60,728	$57,399	$3,329	$1,620,774	$1,573,217
Insurance and other financial institutions	7,313	6,908	405	278,705	313,897
Non-financial entities	226	187	39	7,922	6,078

Total	$68,267	$64,494	$3,773	$1,907,401	$1,893,192

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 7% of receivable fair values and 5% of payable fair values represent Level 3 amounts (see Note 4 to the consolidated financial statements in Item 8).

Other

In addition to the activities noted above, there are other credit risks managed by the Credit Risk Management Department and various business areas within the Institutional Securities business segment. The Company participates in securitization activities whereby it extends short- or long-term funding to clients through loans and lending commitments that are secured by assets of the borrower and generally provide for over-collateralization, including commercial real estate, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 7 to the consolidated financial statements in Item 8 for information about the Company’s securitization activities. Certain risk management activities as they pertain to establishing appropriate collateral amounts for the Company’s prime brokerage and securitized product businesses are primarily monitored within those respective areas in that they determine the appropriate collateral level for each strategy or position. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the consolidated financial statements in Item 8 for additional information about the Company’s collateralized transactions.

Country Risk Exposure.

Country risk exposure is the risk that uncertainties arising from the economic, social, security and political conditions within a foreign country (any other country other than the U.S.) will adversely affect the ability of the sovereign government and/or obligors within the country to honor their obligations to the Company. Country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign governments, corporations, clearinghouses and financial institutions. The Company actively manages country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows the Company to effectively identify, monitor and limit country risk. Country risk exposure before and after hedges is monitored and managed.

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

The Company conducts periodic stress testing that seeks to measure the impact on the Company’s credit and market exposures of shocks stemming from negative economic or political scenarios. When deemed appropriate by the Company’s risk managers, the stress test scenarios include possible contagion effects. Second order risks such as the impact for core European banks of their peripheral exposures may also be considered. The Company also conducts legal and documentation analysis of its exposures to obligors in peripheral jurisdictions, which are defined as exposures in Greece, Ireland, Italy, Portugal and Spain (the “European Peripherals”), to identify the risk that such exposures could be redenominated into new currencies or subject to capital controls in the case of country exit from the Euro-zone. This analysis, and results of the stress tests, may result in the amendment of limits or exposure mitigation.

In addition to the Company’s country risk exposure, the Company discloses its cross-border risk exposure in “Financial Statements and Supplementary Data—Financial Data Supplement (Unaudited)” in Item 8. It is based on the Federal Financial Institutions Examination Council’s (“FFIEC”) regulatory guidelines for reporting cross-border information and represents the amounts that the Company may not be able to obtain from a foreign country due to country-specific events, including unfavorable economic and political conditions, economic and social instability, and changes in government policies.

There can be substantial differences between the Company’s country risk exposure and cross-border risk exposure. For instance, unlike the cross-border risk exposure, the Company’s country risk exposure includes the effect of certain risk mitigants. In addition, the basis for determining the domicile of the country risk exposure is different from the basis for determining the cross-border risk exposure. Cross-border risk exposure is reported based on the country of jurisdiction for the obligor or guarantor. Besides country of jurisdiction, the Company considers factors such as physical location of operations or assets, location and source of cash flows/revenues and location of collateral (if applicable) in order to determine the basis for country risk exposure. Furthermore, cross-border risk exposure incorporates CDS only where protection is purchased while country risk exposure incorporates CDS where protection is both purchased and sold.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows the Company’s five largest non-U.S. country risk net exposures except for select European countries (see the table in “Country Risk Exposure—Select European Countries” herein) at December 31, 2013. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$404	$1	$—	$—	$405	$(74)	$331
Non-sovereigns	2,030	11,828	1,260	5,382	20,500	(2,848)	17,652

Subtotal	$2,434	$11,829	$1,260	$5,382	$20,905	$(2,922)	$17,983

Japan:
Sovereigns	$9,000	$88	$—	$—	$9,088	$(10)	$9,078
Non-sovereigns	784	2,350	26	—	3,160	(50)	3,110

Subtotal	$9,784	$2,438	$26	$—	$12,248	$(60)	$12,188

Germany:
Sovereigns	$(607)	$748	$—	$—	$141	$(1,497)	$(1,356)
Non-sovereigns	83	4,194	263	4,152	8,692	(1,917)	6,775

Subtotal	$(524)	$4,942	$263	$4,152	$8,833	$(3,414)	$5,419

Brazil:
Sovereigns	$3,460	$—	$—	$—	$3,460	$—	$3,460
Non-sovereigns	60	159	1,073	213	1,505	(309)	1,196

Subtotal	$3,520	$159	$1,073	$213	$4,965	$(309)	$4,656

Canada:
Sovereigns	$723	$287	$—	$—	$1,010	$—	$1,010
Non-sovereigns	866	1,236	102	1,391	3,595	(242)	3,353

Subtotal	$1,589	$1,523	$102	$1,391	$4,605	$(242)	$4,363

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At December 31, 2013, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for those countries were $(189.9) billion, $189.0 billion and $(0.9) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At December 31, 2013, the benefit of collateral received against counterparty credit exposure was $7.8 billion in the U.K., with 98% of collateral consisting of cash, U.S. and U.K. government obligations, and $11.1 billion in Germany with 96% of collateral consisting of cash and government obligations of France, Belgium and Netherlands. The benefit of collateral received against counterparty credit exposure in the three other countries totaled approximately $3.9 billion, with collateral primarily consisting of cash, U.S. and Japanese government obligations. These amounts do not include collateral received on secured financing transactions.

(4)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at December 31, 2013, the Company had exposure to these countries for overnight deposits with banks of approximately $10.4 billion.

Country Risk Exposure—Select European Countries.    In connection with certain of its Institutional Securities business segment activities, the Company has exposure to many foreign countries. The following table shows the Company’s exposure to the European Peripherals at December 31, 2013. Country exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereigns and non-sovereigns, which include governments, corporations, clearinghouses and financial institutions.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	CDS Adjustment(4)	Exposure Before Hedges	Hedges(5)	Net Exposure
	(dollars in millions)
Greece:
Sovereigns	$8	$7	$—	$—	$—	$15	$—	$15
Non-sovereigns	118	3	—	—	—	121	(4)	117

Subtotal	$126	$10	$—	$—	$—	$136	$(4)	$132

Ireland:
Sovereigns	$5	$1	$—	$—	$5	$11	$—	$11
Non-sovereigns	239	51	—	—	13	303	(8)	295

Subtotal	$244	$52	$—	$—	$18	$314	$(8)	$306

Italy:
Sovereigns	$752	$221	$—	$—	$713	$1,686	$(225)	$1,461
Non-sovereigns	182	849	—	706	115	1,852	(243)	1,609

Subtotal	$934	$1,070	$—	$706	$828	$3,538	$(468)	$3,070

Spain:
Sovereigns	$938	$—	$—	$—	$16	$954	$—	$954
Non-sovereigns	235	128	120	976	14	1,473	(234)	1,239

Subtotal	$1,173	$128	$120	$976	$30	$2,427	$(234)	$2,193

Portugal:
Sovereigns	$(222)	$—	$—	$—	$47	$(175)	$—	$(175)
Non-sovereigns	(77)	27	103	—	32	85	(9)	76

Subtotal	$(299)	$27	$103	$—	$79	$(90)	$(9)	$(99)

Sovereigns	$1,481	$229	$—	$—	$781	$2,491	$(225)	$2,266
Non-sovereigns	697	1,058	223	1,682	174	3,834	(498)	3,336

Total European Peripherals(6)	$2,178	$1,287	$223	$1,682	$955	$6,325	$(723)	$5,602

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At December 31, 2013, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for the European Peripherals were $(114.6) billion, $114.0 billion and $(0.5) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At December 31, 2013, the benefit of collateral received against counterparty credit exposure was $3.7 billion in the European Peripherals with 93% of collateral consisting of cash and German government obligations. These amounts do not include collateral received on secured financing transactions.

(4)	CDS adjustment represents credit protection purchased from European Peripherals’ banks on European Peripherals’ sovereign and financial institution risk. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(6)	In addition, at December 31, 2013, the Company had European Peripherals exposure for overnight deposits with banks of approximately $111 million.

Industry Exposure—OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for current exposure arising from the Company’s OTC derivative contracts.

The following table shows the Company’s OTC derivative products by industry at December 31, 2013:

Industry	OTC Derivative Products(1)
(dollars in millions)
Utilities	$3,142
Banks and securities firms	2,358
Funds, exchanges and other financial services(2)	2,433
Special purpose vehicles	1,908
Regional governments	1,597
Healthcare	1,089
Industrials	914
Sovereign governments	816
Not-for-profit organizations	672
Insurance	538
Real Estate	503
Consumer staples	487
Other	1,157

Total	$17,614

(1)	For further information on derivative instruments and hedging activities, see Note 12 to the consolidated financial statements in Item 8.
(2)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

Operational Risk.

Operational risk refers to the risk of loss, or of damage to the Company’s reputation, resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, legal and compliance risks or damage to physical assets). The Company may incur operational risk across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.”

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

The Operational Risk Department (“ORD”) is independent of the divisions and reports to the CRO. ORD provides oversight of operational risk management and independently assesses, measures and monitors operational risk. ORD works with the divisions and control groups to help ensure a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Company. ORD’s scope includes the information and technology risk oversight program and supplier management (vendor risk oversight and assessment) program. Furthermore, ORD supports the collection and reporting of operational risk incidents and the execution of operational risk assessments; provides the infrastructure needed for risk measurement and risk management; and ensures ongoing validation and verification of the Company’s advanced measurement approach for operational risk capital.

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

Legal, Regulatory and Compliance Risk.

Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss including fines, penalties, judgments, damages and/or settlements, or loss to reputation the Company may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to its business activities. Legal, regulatory and compliance risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see also “Business—Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A). The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to foster compliance with applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance Division, also has established procedures that are designed to require that the Company’s policies relating to business conduct, ethics and practices are followed globally. In connection with its businesses, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, information barriers, potential conflicts of interest, structured transactions, use and safekeeping of customer funds and securities, lending and credit granting, anti-money laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the consolidated statements of income, comprehensive income, cash flows, and changes in total equity for the years ended December 31, 2013, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 25, 2014

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks ($544 and $526 at December 31, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities generally not available to the Company)	$16,602	$20,878
Interest bearing deposits with banks	43,281	26,026
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	39,203	30,970
Trading assets, at fair value (approximately $151,078 and $147,348 were pledged to various parties at December 31, 2013 and December 31, 2012, respectively; $2,825 and $3,505 related to consolidated variable interest entities, generally not available to the Company at December 31, 2013 and December 31, 2012, respectively)	280,744	267,603
Securities available for sale, at fair value	53,430	39,869
Securities received as collateral, at fair value	20,508	14,278
Federal funds sold and securities purchased under agreements to resell (includes $866 and $621 at fair value at December 31, 2013 and December 31, 2012, respectively)	118,130	134,412
Securities borrowed	129,707	121,701
Customer and other receivables	57,104	64,288
Loans:
Held for investment (net of allowances of $156 and $106 at December 31, 2013 and December 31, 2012, respectively)	36,545	23,917
Held for sale	6,329	5,129
Other investments	5,086	4,999
Premises, equipment and software costs (net of accumulated depreciation of $6,420 and $5,525 at December 31, 2013 and December 31, 2012, respectively) ($201 and $224 at December 31, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,019	5,946
Goodwill	6,595	6,650
Intangible assets (net of accumulated amortization of $1,703 and $1,250 at December 31, 2013 and December 31, 2012, respectively) (includes $8 and $7 at fair value at December 31, 2013 and December 31, 2012, respectively)	3,286	3,783
Other assets ($11 and $593 at December 31, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities, generally not available to the Company)	10,133	10,511

Total assets	$832,702	$780,960

Liabilities
Deposits (includes $185 and $1,485 at fair value at December 31, 2013 and December 31, 2012, respectively)	$112,379	$83,266
Commercial paper and other short-term borrowings (includes $1,347 and $725 at fair value at December 31, 2013 and December 31, 2012, respectively)	2,142	2,138
Trading liabilities, at fair value	104,521	120,122
Obligation to return securities received as collateral, at fair value	24,568	18,226
Securities sold under agreements to repurchase (includes $561 and $363 at fair value at December 31, 2013 and December 31, 2012, respectively)	145,676	122,674
Securities loaned	32,799	36,849
Other secured financings (includes $5,206 and $9,466 at fair value at December 31, 2013 and December 31, 2012, respectively) ($543 and $976 at December 31, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	14,215	15,727
Customer and other payables	157,125	127,722
Other liabilities and accrued expenses ($76 and $117 at December 31, 2013 and December 31, 2012, respectively, related to consolidated variable interest entities and are non-recourse to the Company)	16,672	14,928
Long-term borrowings (includes $35,637 and $44,044 at fair value at December 31, 2013 and December 31, 2012, respectively)	153,575	169,571

Total liabilities	763,672	711,223

Commitments and contingent liabilities (see Note 13)
Redeemable noncontrolling interests (see Notes 3 and 15)	—	4,309
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 15)	3,220	1,508
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at December 31, 2013 and December 31, 2012;
Shares issued: 2,038,893,979 at December 31, 2013 and December 31, 2012;
Shares outstanding: 1,944,868,751 at December 31, 2013 and 1,974,042,123 at December 31, 2012	20	20
Additional Paid-in capital	24,570	23,426
Retained earnings	42,172	39,912
Employee stock trusts	1,718	2,932
Accumulated other comprehensive loss	(1,093)	(516)
Common stock held in treasury, at cost, $0.01 par value; 94,025,228 shares at December 31, 2013 and 64,851,856 shares at December 31, 2012	(2,968)	(2,241)
Common stock issued to employee stock trusts	(1,718)	(2,932)

Total Morgan Stanley shareholders’ equity	65,921	62,109
Nonredeemable noncontrolling interests	3,109	3,319

Total equity	69,030	65,428

Total liabilities, redeemable noncontrolling interests and equity	$832,702	$780,960

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	2013	2012	2011
Revenues:
Investment banking	$5,246	$4,758	$4,991
Trading	9,359	6,990	12,384
Investments	1,777	742	573
Commissions and fees	4,629	4,253	5,343
Asset management, distribution and administration fees	9,638	9,008	8,409
Other	990	556	176

Total non-interest revenues	31,639	26,307	31,876

Interest income	5,209	5,692	7,234
Interest expense	4,431	5,897	6,883

Net interest	778	(205)	351

Net revenues	32,417	26,102	32,227

Non-interest expenses:
Compensation and benefits	16,277	15,615	16,325
Occupancy and equipment	1,499	1,543	1,544
Brokerage, clearing and exchange fees	1,711	1,535	1,633
Information processing and communications	1,768	1,912	1,808
Marketing and business development	638	601	594
Professional services	1,894	1,922	1,793
Other	4,148	2,454	2,420

Total non-interest expenses	27,935	25,582	26,117

Income from continuing operations before income taxes	4,482	520	6,110
Provision for (benefit from) income taxes	826	(237)	1,414

Income from continuing operations	3,656	757	4,696

Discontinued operations:
Gain (loss) from discontinued operations	(72)	(48)	(170)
Provision for (benefit from) income taxes	(29)	(7)	(119)

Net gain (loss) from discontinued operations	(43)	(41)	(51)

Net income	$3,613	$716	$4,645
Net income applicable to redeemable noncontrolling interests	222	124	—
Net income applicable to nonredeemable noncontrolling interests	459	524	535

Net income applicable to Morgan Stanley	$2,932	$68	$4,110
Preferred stock dividends	277	98	2,043

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,655	$(30)	$2,067

Amounts applicable to Morgan Stanley:
Income from continuing operations	$2,975	$138	$4,168
Net loss from discontinued operations	(43)	(70)	(58)

Net income applicable to Morgan Stanley	$2,932	$68	$4,110

Earnings (loss) per basic common share:
Income from continuing operations	$1.42	$0.02	$1.28
Net loss from discontinued operations	(0.03)	(0.04)	(0.03)

Earnings (loss) per basic common share	$1.39	$(0.02)	$1.25

Earnings (loss) per diluted common share:
Income from continuing operations	$1.38	$0.02	$1.27
Net loss from discontinued operations	(0.02)	(0.04)	(0.04)

Earnings (loss) per diluted common share	$1.36	$(0.02)	$1.23

Dividends declared per common share	$0.20	$0.20	$0.20
Average common shares outstanding:
Basic	1,905,823,882	1,885,774,276	1,654,708,640

Diluted	1,956,519,738	1,918,811,270	1,675,271,669

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	2013	2012	2011
Net income	$3,613	$716	$4,645
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$(348)	$(255)	$35
Amortization of cash flow hedges(2)	4	6	7
Change in net unrealized gains (losses) on securities available for sale(3)	(433)	28	87
Pension, postretirement and other related adjustments(4)	(5)	(260)	251

Total other comprehensive income (loss)	$(782)	$(481)	$380

Comprehensive income	$2,831	$235	$5,025
Net income applicable to redeemable noncontrolling interests	222	124	—
Net income applicable to nonredeemable noncontrolling interests	459	524	535
Other comprehensive income (loss) applicable to redeemable noncontrolling interests	—	(2)	—
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	(205)	(120)	70

Comprehensive income (loss) applicable to Morgan Stanley	$2,355	$(291)	$4,420

(1)	Amounts are net of provision for income taxes of $351 million, $120 million and $86 million for 2013, 2012 and 2011, respectively.
(2)	Amounts are net of provision for income taxes of $3 million, $3 million and $6 million for 2013, 2012 and 2011, respectively.
(3)	Amounts are net of provision for (benefit from) income taxes of $(296) million, $16 million and $63 million for 2013, 2012 and 2011, respectively.
(4)	Amounts are net of provision for (benefit from) income taxes of $8 million, $(156) million and $153 million for 2013, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,613	$716	$4,645
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(117)	(639)	413
(Income) loss on equity method investees	(375)	23	995
Compensation payable in common stock and options	1,180	891	1,300
Depreciation and amortization	1,511	1,581	1,404
Net gain on business dispositions	(34)	(156)	(24)
Net gain on sale of securities available for sale	(45)	(78)	(143)
Impairment charges	198	271	159
Provision for credit losses on lending activities	110	155	(113)
Other non-cash adjustments to net income	100	12	(131)
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(8,233)	(1,516)	(10,274)
Trading assets, net of Trading liabilities	(23,054)	6,389	29,913
Securities borrowed	(8,006)	5,373	11,656
Securities loaned	(4,050)	6,387	1,368
Customer and other receivables and other assets	6,774	(10,030)	5,899
Customer and other payables and other liabilities	26,697	(1,283)	(6,985)
Federal funds sold and securities purchased under agreements to resell	16,282	(4,257)	18,098
Securities sold under agreements to repurchase	23,002	20,920	(42,798)

Net cash provided by operating activities	35,553	24,759	15,382

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software	(1,316)	(1,312)	(1,304)
Business dispositions, net of cash disposed	1,147	1,725	—
Japanese securities joint venture with MUFG	—	—	(129)
Loans	(10,057)	(3,486)	(9,208)
Purchases of securities available for sale	(30,557)	(24,477)	(20,601)
Sales of securities available for sale	11,425	10,398	17,064
Maturities and redemptions of securities available for sale	4,757	4,738	2,934
Other investing activities	140	(211)	510

Net cash used for investing activities	(24,461)	(12,625)	(10,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	4	(705)	(413)
Noncontrolling interests	(557)	(296)	(791)
Other secured financings	(10,726)	(6,628)	1,867
Deposits	29,113	17,604	1,850
Proceeds from:
Excess tax benefits associated with stock-based awards	10	42	—
Derivatives financing activities	1,003	243	129
Issuance of preferred stock, net of issuance costs	1,696	—	—
Issuance of long-term borrowings	27,939	23,646	32,725
Payments for:
Long-term borrowings	(38,742)	(43,092)	(39,232)
Derivatives financing activities	(1,216)	(125)	(132)
Repurchases of common stock	(691)	(227)	(317)
Purchase of additional stake in Wealth Management JV	(4,725)	(1,890)	—
Cash dividends	(475)	(469)	(834)

Net cash provided by (used for) financing activities	2,633	(11,897)	(5,148)

Effect of exchange rate changes on cash and cash equivalents	(202)	(119)	(314)

Effect of cash and cash equivalents related to variable interest entities	(544)	(526)	511

Net increase (decrease) in cash and cash equivalents	12,979	(408)	(303)
Cash and cash equivalents, at beginning of period	46,904	47,312	47,615

Cash and cash equivalents, at end of period	$59,883	$46,904	$47,312

Cash and cash equivalents include:
Cash and due from banks	$16,602	$20,878	$13,165
Interest bearing deposits with banks	43,281	26,026	34,147

Cash and cash equivalents, at end of period	$59,883	$46,904	$47,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $4,793 million, $5,213 million and $6,835 million for 2013, 2012 and 2011, respectively.

Cash payments for income taxes were $930 million, $388 million and $892 million for 2013, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Total Equity

(dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2010	$9,597	$16	$13,521	$38,603	$3,465	$(467)	$(4,059)	$(3,465)	$8,196	$65,407
Net income applicable to Morgan Stanley	—	—	—	4,110	—	—	—	—	—	4,110
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	535	535
Dividends	—	—	—	(646)	—	—	—	—	—	(646)
Shares issued under employee plans and related tax effects	—	—	(642)	—	(299)	—	1,877	299	—	1,235
Repurchases of common stock	—	—	—	—	—	—	(317)	—	—	(317)
Net change in Accumulated other comprehensive income	—	—	—	—	—	310	—	—	70	380
Other increase in equity method investments	—	—	146	—	—	—	—	—	—	146
MUFG stock conversion	(8,089)	4	9,811	(1,726)	—	—	—	—	—	—
Other net decreases	—	—	—	—	—	—	—	—	(772)	(772)

BALANCE AT DECEMBER 31, 2011	1,508	20	22,836	40,341	3,166	(157)	(2,499)	(3,166)	8,029	70,078
Net income applicable to Morgan Stanley	—	—	—	68	—	—	—	—	—	68
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	524	524
Dividends	—	—	—	(497)	—	—	—	—	—	(497)
Shares issued under employee plans and related tax effects	—	—	662	—	(234)	—	485	234	—	1,147
Repurchases of common stock	—	—	—	—	—	—	(227)	—	—	(227)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(359)	—	—	(120)	(479)
Purchase of additional stake in Wealth Management JV	—	—	(107)	—	—	—	—	—	(1,718)	(1,825)
Reclassification to redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(4,288)	(4,288)
Other net increases	—	—	35	—	—	—	—	—	892	927

BALANCE AT DECEMBER 31, 2012	1,508	20	23,426	39,912	2,932	(516)	(2,241)	(2,932)	3,319	65,428
Net income applicable to Morgan Stanley	—	—	—	2,932	—	—	—	—	—	2,932
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	459	459
Dividends	—	—	—	(521)	—	—	—	—	—	(521)
Shares issued under employee plans and related tax effects	—	—	1,160	—	(1,214)	—	(36)	1,214	—	1,124
Repurchases of common stock	—	—	—	—	—	—	(691)	—	—	(691)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(577)	—	—	(205)	(782)
Issuance of preferred stock	1,712	—	(16)	—	—	—	—	—	—	1,696
Wealth Management JV redemption value adjustment	—	—	—	(151)	—	—	—	—	—	(151)
Other net decreases	—	—	—	—	—	—	—	—	(464)	(464)

BALANCE AT DECEMBER 31, 2013	$3,220	$20	$24,570	$42,172	$1,718	$(1,093)	$(2,968)	$(1,718)	$3,109	$69,030

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

A summary of the activities of each of the Company’s business segments is as follows:

Institutional Securities provides financial advisory and capital raising services, including: advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

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

Discontinued Operations.

Quilter.    On April 2, 2012, the Company completed the sale of Quilter & Co. Ltd. (“Quilter”), its retail wealth management business in the United Kingdom (“U.K.”). Net revenues for Quilter were $148 million and $134 million for 2012 and 2011, respectively. Net pre-tax gains (losses) were $(1) million, $97 million and $21 million for 2013, 2012 and 2011, respectively, and included a gain of approximately $108 million in 2012 in connection with the sale of Quilter. The results of Quilter are reported as discontinued operations within the Wealth Management business segment for all periods presented.

Saxon.    On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. The transaction, which was restructured as a sale of Saxon’s assets during the first quarter of 2012, was substantially completed in the second quarter of 2012. Net revenues for Saxon were $79 million and $28 million for 2012 and 2011, respectively, and pre-tax losses were $64 million, $187 million and $194 million for 2013, 2012 and 2011, respectively. Revenues included a pre-tax gain of approximately $51 million in 2012, primarily resulting from the subsequent increase in fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011. Pre-tax loss in 2012 included a provision of approximately $115 million related to a settlement with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) concerning the independent foreclosure review related to Saxon. The results of Saxon are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other.    In the fourth quarter of 2011, the Company classified a real estate property management company as held for sale within the Investment Management business segment. The transaction closed during the first quarter of 2012. The results of this company are reported as discontinued operations within the Investment Management business segment for all periods presented.

Remaining pre-tax gain (loss) amounts of $(7) million, $42 million and $3 million for 2013, 2012 and 2011, respectively, that are included in discontinued operations primarily related to the sale of the Company’s retail asset management business, Revel Entertainment Group, LLC (“Revel”) and a principal investment.

Prior-period amounts have been recast for discontinued operations.

Sale of Global Oil Merchanting Business.

On December 20, 2013, the Company and a subsidiary of Rosneft Oil Company (“Rosneft”) entered into a Purchase Agreement pursuant to which the Company will sell the global oil merchanting unit of its commodities division to Rosneft. The transaction is subject to regulatory approvals and other customary conditions and is expected to close in the second half of 2014. At December 31, 2013, the transaction does not meet the criteria for discontinued operations and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In 2013, the Company renamed “Principal transactions—Trading” revenues as “Trading” revenues and “Principal transactions—Investments” revenues as “Investments” revenues in the consolidated statements of income, and “Financial instruments owned” as “Trading assets,” “Financial instruments sold, not yet purchased” as “Trading liabilities,” “Receivables” as “Customer and other receivables” and “Payables” as “Customer and other payables” in the consolidated statements of financial condition.

Consolidation.    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 7). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as either Net income (loss) applicable to redeemable noncontrolling interests or Net income (loss) applicable to nonredeemable noncontrolling interests in the consolidated statements of income. The portion of the shareholders’ equity of such subsidiaries that is redeemable is presented as Redeemable noncontrolling interests outside of the equity section in the consolidated statements of financial condition at December 31, 2012. The portion of the shareholders’ equity of such subsidiaries that is nonredeemable is presented as Nonredeemable noncontrolling interests, a component of total equity, in the consolidated statements of financial condition at December 31, 2013 and 2012.

For entities where (1) the total equity investment at risk is sufficient to enable the entity to finance its activities without additional subordinated financial support and (2) the equity holders bear the economic residual risks and returns of the entity and have the power to direct the activities of the entity that most significantly affect its

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

economic performance, the Company consolidates those entities it controls either through a majority voting interest or otherwise. For VIEs (i.e., entities that do not meet these criteria), the Company consolidates those entities where the Company has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, except for certain VIEs that are money market funds, are investment companies or are entities qualifying for accounting purposes as investment companies. Generally, the Company consolidates those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

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

Income Statement Presentation.    The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. In connection with the delivery of the various products and services to clients, the Company manages its revenues and related expenses in the aggregate. As such, when assessing the performance of its businesses, primarily in its Institutional Securities business segment, the Company considers its trading, investment banking, commissions and fees, and interest income, along with the associated interest expense, as one integrated activity.

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

Commissions and fees.    Commission and fee revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities; services related to sales and trading activities; and sales of mutual funds, futures, insurance products and options. Commission and fee revenues are recognized in the accounts on trade date.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period. Sales commissions paid by the Company in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commission assets. The Company periodically tests the deferred commission assets for recoverability based on cash flows expected to be received in future periods. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenues are accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. Performance-based fees are recorded within Investments or Asset management, distribution and administration fees depending on the nature of the arrangement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $489 million at December 31, 2013 and approximately $205 million at December 31, 2012.

Trading and Investments.    See “Financial Instruments and Fair Value” below for Trading and Investments revenue recognition discussions.

Financial Instruments and Fair Value.

A significant portion of the Company’s financial instruments is carried at fair value with changes in fair value recognized in earnings each period. A description of the Company’s policies regarding fair value measurement and its application to these financial instruments follows.

Financial Instruments Measured at Fair Value.    All of the instruments within Trading assets and Trading liabilities are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting guidance. These financial instruments primarily represent the Company’s trading and investment positions and include both cash and derivative products. In addition, debt securities classified as Securities available for sale are measured at fair value in accordance with accounting guidance for certain investments in debt securities. Furthermore, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting guidance. Additionally, certain Deposits, certain Commercial paper and other short-term borrowings (structured notes), certain Other secured financings, certain Securities sold under agreements to repurchase and certain Long-term borrowings (primarily structured notes) are measured at fair value through the fair value option election.

Gains and losses on all of these instruments carried at fair value are reflected in Trading revenues, Investments revenues or Investment banking revenues in the consolidated statements of income, except for Securities available for sale (see “Securities Available for Sale” section herein and Note 5) and derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 12). Interest income and interest expense are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instruments’ fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense. Dividend income is recorded in Trading revenues or Investments revenues depending on the business activity. The fair value of OTC financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets the fair value of cash collateral paid or received against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement.

Fair Value Option.    The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for eligible instruments, including

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In determining fair value, the Company uses various valuation approaches and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability that were developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions other market participants would use in pricing the asset or liability that were developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and to adjust to the point within the bid-ask range that meets the Company’s best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

Fair value for many cash instruments and OTC derivative contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, correlation, creditworthiness of the counterparty, creditworthiness of the Company, option volatility and currency rates. Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality, model uncertainty and concentration risk. Adjustments for liquidity risk adjust model-derived mid-market levels of Level 2 and Level 3 financial instruments for the bid-mid or mid-ask spread required to properly reflect the exit price of a risk position. Bid-mid and mid-ask spreads are marked to levels observed in trade activity, broker quotes or other external third-party data. Where these spreads are unobservable for the particular position in question, spreads are derived from observable levels of similar positions. The Company applies credit-related valuation adjustments to its short-term and long-term borrowings (primarily structured notes) for which the fair value option was elected and to OTC derivatives. The Company considers the impact of changes in its own credit spreads based upon observations of the Company’s secondary bond market spreads when measuring the fair value for short-term and long-term borrowings. For OTC derivatives, the impact of changes in both the Company’s and the counterparty’s credit standing is considered when measuring fair value. In determining the expected exposure, the Company simulates the distribution of the future exposure to a counterparty, then applies market-based default probabilities to the future exposure, leveraging external third-party credit default swap (“CDS”) spread data. Where CDS spread data are unavailable for a specific counterparty, bond market spreads, CDS spread data based on the counterparty’s credit rating or CDS spread data that reference a comparable counterparty may be utilized. The Company also considers collateral held and legally enforceable master netting agreements that mitigate the Company’s exposure to each counterparty. Adjustments for model uncertainty are taken for positions whose underlying models are reliant on significant inputs that are neither directly nor indirectly observable, hence requiring reliance on established theoretical concepts in their derivation. These adjustments are derived by making assessments of the possible degree of variability using statistical approaches and market-based information where possible. The Company generally subjects all valuations and models to a review process initially and on a periodic basis thereafter. The Company may apply a concentration adjustment to certain of its OTC derivatives portfolios to reflect the additional cost of closing out a particularly large risk exposure. Where possible, these adjustments are based on observable market information, but in many instances, significant judgment is required to estimate the costs of closing out concentrated risk exposures due to the lack of liquidity in the marketplace.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date. Where the Company manages a group of financial assets and financial liabilities on the basis of its net exposure to either market risks or credit risk, the Company measures the fair value of that group of financial instruments consistently with how market participants would price the net risk exposure at the measurement date.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation Process.    The Valuation Review Group (“VRG”) within the Financial Control Group (“FCG”) is responsible for the Company’s fair value valuation policies, processes and procedures. VRG is independent of the business units and reports to the Chief Financial Officer (“CFO”), who has final authority over the valuation of the Company’s financial instruments. VRG implements valuation control processes to validate the fair value of the Company’s financial instruments measured at fair value, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

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

VRG uses recently executed transactions, other observable market data such as exchange data, broker-dealer quotes, third-party pricing vendors and aggregation services for validating the fair values of financial instruments generated using valuation models. VRG assesses the external sources and their valuation methodologies to determine if the external providers meet the minimum standards expected of a third-party pricing source. Pricing data provided by approved external sources are evaluated using a number of approaches; for example, by corroborating the external sources’ prices to executed trades, by analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third-party pricing source (or originating sources used by the third-party pricing source) is in the market. Based on this analysis, VRG generates a ranking of the observable market data to ensure that the highest-ranked market data source is used to validate the business unit’s fair value of financial instruments.

For financial instruments categorized within Level 3 of the fair value hierarchy, VRG reviews the business unit’s valuation techniques to ensure these are consistent with market participant assumptions.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of this independent price verification and any adjustments made by VRG to the fair value generated by the business units are presented to management of the Company’s three business segments (i.e., Institutional Securities, Wealth Management and Investment Management), the CFO and the Chief Risk Officer on a regular basis.

Review of New Level 3 Transactions.    VRG reviews the models and valuation methodology used to price all new material Level 3 transactions, and both FCG and MRD management must approve the fair value of the trade that is initially recognized.

For further information on financial assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note 4.

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset/liability and currency management. These financial instruments are included within Trading assets—Derivative and other contracts or Trading liabilities—Derivative and other contracts in the consolidated statements of financial condition.

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

The Company’s significant non-cash activities in 2013 included assets and liabilities of approximately $3.6 billion and $3.1 billion, respectively, disposed of in connection with business dispositions. The Company’s significant non-cash activities in 2012 included assets and liabilities of approximately $2.6 billion and $1.0 billion, respectively, disposed of in connection with business dispositions, and approximately $1.1 billion of net assets received from Citigroup Inc. (“Citi”) related to Citi’s required equity contribution in connection with the retail securities joint venture between the Company and Citi (the “Wealth Management JV”) platform integration (see Notes 3 and 15). At June 30, 2011, Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and the Company converted MUFG’s outstanding Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (“Series B Preferred Stock”) in the Company with a face value of $7.8 billion (carrying value $8.1 billion) and a 10% dividend into Company common stock. As a result of the adjustment to the conversion ratio, pursuant to the transaction agreement, the Company incurred a one-time, non-cash negative adjustment of approximately $1.7 billion in its calculation of basic and diluted earnings per share (“EPS”) for 2011 (see Note 16).

Transfers of Financial Assets.

Transfers of financial assets are accounted for as sales when the Company has relinquished control over the transferred assets. Any related gain or loss on sale is recorded in Net revenues. Transfers that are not accounted for as sales are treated as a collateralized financing, in certain cases referred to as “failed sales.”

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Uncertain tax positions are recorded on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. Interest and penalties related to unrecognized tax benefits are classified as provision for income taxes.

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

The Company has granted performance-based stock units (“PSUs”) that vest and convert to shares of common stock only if the Company satisfies predetermined performance and market goals. Since the issuance of the shares is contingent upon the satisfaction of certain conditions, the PSUs are included in diluted EPS based on the number of shares (if any) that would be issuable if the end of the reporting period was the end of the contingency period.

Deferred Compensation.

Stock-Based Compensation.    The Company accounts for stock-based compensation in accordance with the accounting guidance for stock-based awards. This accounting guidance requires measurement of compensation cost for stock-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The Company determines the fair value of RSUs (including RSUs with non-market performance conditions) based on the grant-date fair value of the Company’s common stock, measured as the volume-weighted average price on the date of grant. RSUs with market-based conditions are valued using a Monte Carlo valuation model. The fair value of stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted average expected option life.

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

The Company recognizes the expense for stock-based awards over the requisite service period. For anticipated year-end stock-based awards granted to employees expected to be retirement-eligible under award terms that do not contain a future service requirement, the Company accrues the estimated cost of these awards over the course

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the calendar year preceding the grant date. The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned. Certain award terms after 2012 performance year introduced a new vesting requirement for employees who satisfy existing retirement-eligible requirements to provide a one-year advance notice of their intention to retire from the Company. As such, expense recognition for these awards begins after the grant date.

Employee Stock Trusts.    The Company maintains and utilizes at its discretion, trusts, referred to as the “Employee Stock Trusts”, in connection with certain stock-based compensation plans. The assets of the Employee Stock Trusts are consolidated, and as such, are accounted for in a manner similar to treasury stock, where the shares of common stock outstanding are offset by an equal amount in Common stock issued to Employee Stock Trusts. The Company uses the grant-date fair value of stock-based compensation as the basis for recognition of the assets in the Employee Stock Trusts. Subsequent changes in the fair value are not recognized as the Company’s stock-based compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock.

Deferred Cash-Based Compensation.    The Company also maintains various deferred cash-based compensation plans for the benefit of certain current and former employees that provide a return to the participating employees based upon the performance of various referenced investments. The Company often invests directly, as a principal, in investments or other financial instruments to economically hedge its obligations under its deferred cash-based compensation plans. Changes in value of such investments made by the Company are recorded in Trading revenues and Investment revenues.

Compensation expense for deferred cash-based compensation plans is calculated based on the notional value of the award granted, adjusted for upward and downward changes in the fair value of the referenced investments. For unvested awards, the expense is recognized over the service period using the graded vesting attribution method. Changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments made by the Company. However, there may be a timing difference between the immediate revenue recognition of gains and losses on the Company’s investments and the deferred recognition of the related compensation expense over the vesting period. For vested awards with only notional earnings on the referenced investments, the expense is fully recognized in the current period.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended September 30, 2012, the Company changed the brand name of the U.S. Wealth Management business from Morgan Stanley Smith Barney to Morgan Stanley Wealth Management. The Smith Barney tradename continues to be legally protected by the Company and continues to be used as stipulated by our regulators as the legal entity name for the Company’s retail broker-dealer, Morgan Stanley Smith Barney LLC. As a result of the change in intended use of this tradename, the Company determined that the tradename should be reclassified from an indefinite-lived to a finite-lived intangible asset. This change required the Company to test the intangible asset for impairment. Based on a comparison of the fair value to the carrying value of the tradename as of the date of the brand name change, no impairment was identified. The carrying value of the tradename is amortized over its remaining estimated useful life. See Note 9 for further information about goodwill and intangible assets.

Securities Available for Sale.

Available for sale (“AFS”) securities are reported at fair value in the consolidated statements of financial condition with unrealized gains and losses reported in Accumulated other comprehensive income (loss), net of tax (“AOCI”). Interest and dividend income, including amortization of premiums and accretion of discounts, is included in Interest income in the consolidated statements of income. Realized gains and losses on AFS securities are reported in the consolidated statements of income (see Note 5). The Company utilizes the “first-in, first-out” method as the basis for determining the cost of AFS securities.

Other-than-temporary impairment.    AFS securities with a current fair value less than their amortized cost are analyzed as part of the Company’s periodic assessment of temporary versus other-than-temporary impairment (“OTTI”) at the individual security level. A temporary impairment is recognized in AOCI. OTTI is recognized in the consolidated statements of income with the exception of the non-credit portion related to a debt security that the Company does not intend to sell and is not likely to be required to sell, which is recognized in AOCI.

For AFS debt securities that the Company either has the intent to sell or that the Company is likely to be required to sell before recovery of its amortized cost basis, the impairment is considered other-than-temporary.

For those AFS debt securities that the Company does not have the intent to sell or is not likely to be required to sell, the Company evaluates whether it expects to recover the entire amortized cost basis of the debt security. If the Company does not expect to recover the entire amortized cost of the debt security, the impairment is considered other-than-temporary and the Company determines what portion of the impairment relates to a credit loss and what portion relates to non-credit factors. A credit loss exists if the present value of cash flows expected to be collected (discounted at the implicit interest rate at acquisition of the security or discounted at the effective yield for securities that incorporate changes in prepayment assumptions) is less than the amortized cost basis of the security. Changes in prepayment assumptions alone are not considered to result in a credit loss. When determining if a credit loss exists, the Company considers relevant information including the length of time and the extent to which the fair value has been less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or geographic area; changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors; the historical and implied volatility of the fair value of the security; the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; failure of the issuer of the security to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency and recoveries or additional declines in fair value after the balance sheet date. When estimating the present value of expected cash flows, information includes the remaining payment terms of the security, prepayment speeds, financial condition of the issuer(s), expected defaults and the value of any underlying collateral.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For AFS equity securities, the Company considers various factors including the intent and ability to hold the equity security for a period of time sufficient to allow for any anticipated recovery in market value in evaluating whether an OTTI exists. If the equity security is considered other-than-temporarily impaired, the entire OTTI (i.e., the difference between the fair value recorded on the balance sheet and the cost basis) will be recognized in the consolidated statement of income.

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

Allowance for Loan Losses. The allowance for loan losses estimates probable losses related to loans specifically identified for impairment in addition to the probable losses inherent in the held for investment loan portfolio.

The Company utilizes the banking regulators’ definition of criticized exposures, which consist of the special mention substandard and doubtful categories as credit quality indicators. Substandard loans are regularly reviewed for impairment. Factors considered by management when determining impairment include payment status, fair value of collateral, and probability of collecting scheduled principal and interest payments when due. The impairment analysis required depends on the nature and type of loans. Loans classified as Doubtful or Loss are considered impaired. When a loan is impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. If the present value of the expected future cash flows (or alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the loan, then the Company recognizes an allowance and a charge to the provision for loan losses within Other revenues.

Generally, inherent losses in the portfolio for non-impaired loans are estimated using statistical analysis and judgment around the exposure at default, the probability of default and the loss given default. Qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans may also be considered in the calculations.

Troubled Debt Restructurings. The Company may modify the terms of certain loans for economic or legal reasons related to a borrower’s financial difficulties by granting one or more concessions that the Company would not otherwise consider. Such modifications are accounted for and reported as troubled debt restructurings (“TDRs”). A loan that has been modified in a TDR is generally considered to be impaired and is evaluated for the extent of impairment using the Company’s specific allowance methodology.

Nonaccrual Loans. The Company places loans on nonaccrual status if principal or interest is past due for a period of 90 days or more or payment of principal or interest is in doubt unless the obligation is well-secured and in the process of collection. A loan is considered past due when a payment due according to the contractual terms of the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan agreement has not been remitted by the borrower. Substandard loans, if identified as impaired, are categorized as nonaccrual. Loans classified as Doubtful or Loss are categorized as nonaccrual.

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

Charge-offs.    The Company charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the balance of the loan. In general, any portion of the recorded investment in a collateral dependent loan (including any capitalized accrued interest, net deferred loan fees or costs and unamortized premium or discount) in excess of the fair value of the collateral that can be identified as uncollectible, and is therefore deemed a confirmed loss, is charged off against the allowance for loan losses. A loan is collateral-dependent if the repayment of the loan is expected to be provided solely by the sale or operation of the underlying collateral. A loan that is charged off is recorded as a reduction in the allowance for loan losses and the balance of the loan. In addition, for loan transfers from loans held for investment to loans held for sale, at the time of transfer, any reduction in the loan value is reflected as a charge-off of the recorded investment, resulting in a new cost basis.

Loan Commitments.    The Company records the liability and related expense for the credit exposure related to commitments to fund loans that will be held for investment in a manner similar to outstanding loans disclosed above. The analysis also incorporates a credit conversion factor, which is the expected utilization of the undrawn commitment. The liability is recorded in Other liabilities and accrued expenses on the consolidated statements of financial condition, and the expense is recorded in Other non-interest expenses in the consolidated statements of income. For more information regarding loan commitments, standby letters of credit and financial guarantees, see Note 13.

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

Interest income on loans held for sale is accrued and recognized based on the contractual rate of interest. Loan origination fees or costs and purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred fees and discounts or premiums are an adjustment to the basis of the loan and, therefore, are included in the periodic determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

Loans held for sale are subject to the nonaccrual policies described above. Because loans held for sale are recognized at the lower of cost or fair value, the allowance for loan losses and charge-off policies do not apply to these loans.

Loans at Fair Value

Loans for which the fair value option is elected are carried at fair value, with changes in fair value recognized in earnings. Loans carried at fair value are not evaluated for purposes of recording an allowance for loan losses. For further information on loans carried at fair value and classified as Trading assets and Trading liabilities, see Note 4.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For further information on loans, see Note 8.

Noncontrolling Interests.

For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests.

As a result of the modifications to the purchase agreement regarding the Wealth Management JV, the Company had classified Citi’s interest in the Wealth Management JV as a redeemable noncontrolling interest, as the interest was redeemable at both the option of the Company and upon the occurrence of an event that was not solely within the Company’s control. This interest was classified outside of the equity section in Redeemable noncontrolling interests in the consolidated statements of financial condition at December 31, 2012. This interest was redeemed in June 2013 (see Note 3). Noncontrolling interests that do not contain such redemption features are presented as Nonredeemable noncontrolling interests, a component of total equity, in the consolidated statements of financial condition.

Accounting Developments.

Disclosures about Offsetting Assets and Liabilities.    In January 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting update that clarified the intended scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. These disclosure requirements became effective for the Company beginning on January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption has not affected the Company’s consolidated financial statements (see Notes 6 and 12).

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.    In February 2013, the FASB issued an accounting update that added new disclosure requirements requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income. The disclosure requirements became effective for the Company beginning on January 1, 2013. Since these amended principles require only additional disclosures concerning amounts reclassified out of accumulated other comprehensive income, adoption has not affected the Company’s consolidated financial statements (see Note 15).

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap (“OIS”) Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.    In July 2013, the FASB issued an accounting update that included amendments permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). The amendments also removed the restriction on using different benchmark rates for similar hedges. The amendments became effective for the Company for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

3.    Wealth Management JV.

On May 31, 2009, the Company and Citi consummated the combination of each institution’s respective wealth management business. The combined businesses operated as the Wealth Management JV through June 2013.

Prior to September 2012, the Company owned 51% and Citi owned 49% of the Wealth Management JV. On September 17, 2012, the Company purchased an additional 14% stake in the Wealth Management JV from Citi

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for $1.89 billion, increasing the Company’s interest from 51% to 65%. The Company recorded a negative adjustment to Paid-in-capital of approximately $107 million (net of tax) to reflect the difference between the purchase price for the 14% interest in the Wealth Management JV and its carrying value. In addition, in September 2012, the terms of the Wealth Management JV agreement regarding the purchase of the remaining 35% interest were amended, which resulted in a reclassification of approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests during the third quarter of 2012. Prior to September 17, 2012, Citi’s results related to its 49% interest were reported in net income (loss) applicable to nonredeemable noncontrolling interests in the consolidated statements of income. Subsequent to the purchase of the additional 14% stake, Citi’s results related to its 35% interest were reported in net income (loss) applicable to redeemable noncontrolling interests in the consolidated statements of income. In connection with the Company’s acquisition of the additional 14% stake in the Wealth Management JV and pursuant to an amended deposit sweep agreement between Citi and the Company, in October 2012, $5.4 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions at no premium based on a valuation agreement reached between Citi and the Company, and as such were no longer swept to Citi.

In June 2013, the Company received final regulatory approval to acquire the remaining 35% stake in the Wealth Management JV. On June 28, 2013, the Company purchased the remaining 35% interest for $4.725 billion, increasing the Company’s interest from 65% to 100%. The Company recorded a negative adjustment to retained earnings of approximately $151 million (net of tax) to reflect the difference between the purchase price for the 35% interest in the Wealth Management JV and its carrying value. This adjustment negatively impacted the calculation of basic and diluted EPS in 2013 (see Note 16).

Additionally, in conjunction with the purchase of the remaining 35% interest, in June 2013, the Company redeemed all of the Class A Preferred Interests in the Wealth Management JV owned by Citi and its affiliates for approximately $2.028 billion and repaid to Citi $880 million in senior debt.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. In 2013, $26 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions. At December 31, 2013, approximately $30 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015 (see Note 25).

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

•

U.S. Agency Securities.    U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations. Non-callable agency-issued debt securities are generally valued using quoted market prices. Callable agency-issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. The fair value of agency mortgage

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pass-through pool securities is model-driven based on spreads of the comparable To-be-announced security. Collateralized mortgage obligations are valued using quoted market prices and trade data adjusted by subsequent changes in related indices for identical or comparable securities. Actively traded non-callable agency-issued debt securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through pool securities and collateralized mortgage obligations are generally categorized in Level 2 of the fair value hierarchy.

Other Sovereign Government Obligations.

•

Foreign sovereign government obligations are valued using quoted prices in active markets when available. These bonds are generally categorized in Level 1 of the fair value hierarchy. If the market is less active or prices are dispersed, these bonds are categorized in Level 2 of the fair value hierarchy. In instances where the inputs are unobservable, these bonds are categorized in Level 3 of the fair value hierarchy.

Corporate and Other Debt.

•

State and Municipal Securities.    The fair value of state and municipal securities is determined using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are generally categorized in Level 2 of the fair value hierarchy.

•

Residential Mortgage-Backed Securities (“RMBS”), Commercial Mortgage-Backed Securities (“CMBS”) and other Asset-Backed Securities (“ABS”).    RMBS, CMBS and other ABS may be valued based on price or spread data obtained from observed transactions or independent external parties such as vendors or brokers. When position-specific external price data are not observable, the fair value determination may require benchmarking to similar instruments and/or analyzing expected credit losses, default and recovery rates, and/or applying discounted cash flow techniques. In evaluating the fair value of each security, the Company considers security collateral-specific attributes, including payment priority, credit enhancement levels, type of collateral, delinquency rates and loss severity. In addition, for RMBS borrowers, Fair Isaac Corporation (“FICO”) scores and the level of documentation for the loan are also considered. Market standard models, such as Intex, Trepp or others, may be deployed to model the specific collateral composition and cash flow structure of each transaction. Key inputs to these models are market spreads, forecasted credit losses, and default and prepayment rates for each asset category. Valuation levels of RMBS and CMBS indices are also used as an additional data point for benchmarking purposes or to price outright index positions.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Collateralized Debt and Loan Obligations.    The Company holds cash collateralized debt obligations (“CDOs”)/collateralized loan obligations (“CLOs”) that typically reference a tranche of an underlying synthetic portfolio of single name credit default swaps collateralized by corporate bonds (“credit-linked notes”) or cash portfolio of asset-backed securities/loans (“asset-backed CDOs/CLOs”). Credit correlation, a primary input used to determine the fair value of credit-linked notes, is usually unobservable and derived using a benchmarking technique. The other credit-linked note model inputs such as credit spreads, including collateral spreads, and interest rates are typically observable. Asset-backed CDOs/CLOs are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each asset-backed CDO/CLO position is evaluated independently taking into consideration available comparable market levels, underlying collateral performance and pricing, and deal structures, as well as liquidity. Cash CDOs/CLOs are categorized in Level 2 of the fair value hierarchy when either the credit correlation input is insignificant or comparable market transactions are observable. In instances where the credit correlation input is deemed to be significant or comparable market transactions are unobservable, cash CDOs/CLOs are categorized in Level 3 of the fair value hierarchy.

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

•

Auction Rate Securities (“ARS”).    The Company primarily holds investments in Student Loan Auction Rate Securities (“SLARS”) and Municipal Auction Rate Securities (“MARS”), which are floating rate instruments for which the rates reset through periodic auctions. SLARS are ABS backed by pools of student loans. MARS are municipal bonds often wrapped by municipal bond insurance. The fair value of ARS is primarily determined using recently executed transactions and market price quotations, obtained from independent external parties such as vendors and brokers, where available. The Company uses an

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

internally developed methodology to discount for the lack of liquidity and non-performance risk where independent external market data are not available.

Inputs that impact the valuation of SLARS are independent external market data, recently executed transactions of comparable ARS, the underlying collateral types, level of seniority in the capital structure, amount of leverage in each structure, credit rating and liquidity considerations. Inputs that impact the valuation of MARS are recently executed transactions, the maximum rate, quality of underlying issuers/insurers and evidence of issuer calls/prepayment. ARS are generally categorized in Level 2 of the fair value hierarchy as the valuation technique relies on observable external data. SLARS and MARS are presented within Asset-backed securities and State and municipal securities, respectively, in the fair value hierarchy table.

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

•

Fund Units.    Listed fund units are generally marked to the exchange-traded price or net asset value (“NAV”) and are categorized in Level 1 of the fair value hierarchy if actively traded on an exchange or in Level 2 of the fair value hierarchy if trading is not active. Unlisted fund units are generally marked to NAV and categorized as Level 2; however, positions that are not redeemable at the measurement date or in the near future are categorized in Level 3 of the fair value hierarchy.

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

Other derivative products, including complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes certain types of interest rate

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivatives with both volatility and correlation exposure and credit derivatives, including credit default swaps on certain mortgage-backed or asset-backed securities, basket credit default swaps and CDO-squared positions (a CDO-squared position is a special purpose vehicle that issues interests, or tranches, that are backed by tranches issued by other CDOs) where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities Available for Sale.

•

Securities available for sale are composed of U.S. government and agency securities (e.g., U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and collateralized mortgage obligations), CMBS, Federal Family Education Loan Program (“FFELP”) student loan asset-backed securities, auto loan asset-backed securities, corporate bonds, collateralized loan obligations, and equity securities. Actively traded U.S. Treasury securities, non-callable agency-issued debt securities and equity securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through securities, collateralized mortgage obligations, CMBS, FFELP student loan asset-backed securities, auto loan asset-backed securities, corporate bonds and collateralized loan obligations are generally categorized in Level 2 of the fair value hierarchy. For further information on securities available for sale, see Note 5.

Deposits.

•	Time Deposits. The fair value of certificates of deposit is determined using third-party quotations. These deposits are generally categorized in Level 2 of the fair value hierarchy.

Commercial Paper and Other Short-Term Borrowings/Long-Term Borrowings.

•

Structured Notes.    The Company issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. Fair value of structured notes is determined using valuation models for the derivative and debt portions of the notes. These models incorporate observable inputs referencing identical or comparable securities, including prices to which the notes are linked, interest rate yield curves, option volatility and currency, and commodity or equity prices. Independent, external and traded prices for the notes are considered as well. The impact of the Company’s own credit spreads is also included based on the Company’s observed secondary bond market spreads. Most structured notes are categorized in Level 2 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2013
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$32,083	$—	$—	$—	$32,083
U.S. agency securities	1,216	17,720	—	—	18,936

Total U.S. government and agency securities	33,299	17,720	—	—	51,019
Other sovereign government obligations	25,363	6,610	27	—	32,000
Corporate and other debt:
State and municipal securities	—	1,615	—	—	1,615
Residential mortgage-backed securities	—	2,029	47	—	2,076
Commercial mortgage-backed securities	—	1,534	108	—	1,642
Asset-backed securities	—	878	103	—	981
Corporate bonds	—	16,592	522	—	17,114
Collateralized debt and loan obligations	—	802	1,468	—	2,270
Loans and lending commitments	—	7,483	5,129	—	12,612
Other debt	—	6,365	27	—	6,392

Total corporate and other debt	—	37,298	7,404	—	44,702
Corporate equities(1)	107,818	1,206	190	—	109,214
Derivative and other contracts:
Interest rate contracts	750	526,127	2,475	—	529,352
Credit contracts	—	42,258	2,088	—	44,346
Foreign exchange contracts	52	61,570	179	—	61,801
Equity contracts	1,215	51,656	1,234	—	54,105
Commodity contracts	2,396	8,595	2,380	—	13,371
Other	—	43	—	—	43
Netting(2)	(3,836)	(606,878)	(4,931)	(54,906)	(670,551)

Total derivative and other contracts	577	83,371	3,425	(54,906)	32,467
Investments:
Private equity funds	—	—	2,531	—	2,531
Real estate funds	—	6	1,637	—	1,643
Hedge funds	—	377	432	—	809
Principal investments	43	42	2,160	—	2,245
Other	202	45	538	—	785

Total investments	245	470	7,298	—	8,013
Physical commodities	—	3,329	—	—	3,329

Total trading assets	167,302	150,004	18,344	(54,906)	280,744
Securities available for sale	24,412	29,018	—	—	53,430
Securities received as collateral	20,497	11	—	—	20,508
Federal funds sold and securities purchased under agreements to resell	—	866	—	—	866
Intangible assets(3)	—	—	8	—	8

Total assets measured at fair value	$212,211	$179,899	$18,352	$(54,906)	$355,556

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2013
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$185	$—	$—	$185
Commercial paper and other short-term borrowings	—	1,346	1	—	1,347
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	15,963	—	—	—	15,963
U.S. agency securities	2,593	116	—	—	2,709

Total U.S. government and agency securities	18,556	116	—	—	18,672
Other sovereign government obligations	14,717	2,473	—	—	17,190
Corporate and other debt:
State and municipal securities	—	15	—	—	15
Corporate bonds	—	5,033	22	—	5,055
Collateralized debt and loan obligations	—	3	—	—	3
Unfunded lending commitments	—	127	2	—	129
Other debt	—	1,144	48	—	1,192

Total corporate and other debt	—	6,322	72	—	6,394
Corporate equities(1)	27,983	513	8	—	28,504
Derivative and other contracts:
Interest rate contracts	675	504,292	2,362	—	507,329
Credit contracts	—	40,391	2,235	—	42,626
Foreign exchange contracts	23	61,925	111	—	62,059
Equity contracts	1,033	57,797	2,065	—	60,895
Commodity contracts	2,637	8,749	1,500	—	12,886
Other	—	72	4	—	76
Netting(2)	(3,836)	(606,878)	(4,931)	(36,465)	(652,110)

Total derivative and other contracts	532	66,348	3,346	(36,465)	33,761

Total trading liabilities	61,788	75,772	3,426	(36,465)	104,521
Obligation to return securities received as collateral	24,549	19	—	—	24,568
Securities sold under agreements to repurchase	—	407	154	—	561
Other secured financings	—	4,928	278	—	5,206
Long-term borrowings	—	33,750	1,887	—	35,637

Total liabilities measured at fair value	$86,337	$116,407	$5,746	$(36,465)	$172,025

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 12.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During 2013.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

In 2013, there were no material transfers between Level 1 and Level 2.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2012
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$24,662	$14	$—	$—	$24,676
U.S. agency securities	1,451	27,888	—	—	29,339

Total U.S. government and agency securities	26,113	27,902	—	—	54,015
Other sovereign government obligations	37,669	5,487	6	—	43,162
Corporate and other debt:
State and municipal securities	—	1,558	—	—	1,558
Residential mortgage-backed securities	—	1,439	45	—	1,484
Commercial mortgage-backed securities	—	1,347	232	—	1,579
Asset-backed securities	—	915	109	—	1,024
Corporate bonds	—	18,403	660	—	19,063
Collateralized debt and loan obligations	—	685	1,951	—	2,636
Loans and lending commitments	—	12,617	4,694	—	17,311
Other debt	—	4,457	45	—	4,502

Total corporate and other debt	—	41,421	7,736	—	49,157
Corporate equities(1)	68,072	1,067	288	—	69,427
Derivative and other contracts:
Interest rate contracts	446	819,581	3,774	—	823,801
Credit contracts	—	63,234	5,033	—	68,267
Foreign exchange contracts	34	52,729	31	—	52,794
Equity contracts	760	37,074	766	—	38,600
Commodity contracts	4,082	14,256	2,308	—	20,646
Other	—	143	—	—	143
Netting(2)	(4,740)	(883,733)	(6,947)	(72,634)	(968,054)

Total derivative and other contracts	582	103,284	4,965	(72,634)	36,197
Investments:
Private equity funds	—	—	2,179	—	2,179
Real estate funds	—	6	1,370	—	1,376
Hedge funds	—	382	552	—	934
Principal investments	185	83	2,833	—	3,101
Other	199	71	486	—	756

Total investments	384	542	7,420	—	8,346
Physical commodities	—	7,299	—	—	7,299

Total trading assets	132,820	187,002	20,415	(72,634)	267,603
Securities available for sale	14,466	25,403	—	—	39,869
Securities received as collateral	14,232	46	—	—	14,278
Federal funds sold and securities purchased under agreements to resell	—	621	—	—	621
Intangible assets(3)	—	—	7	—	7

Total assets measured at fair value	$161,518	$213,072	$20,422	$(72,634)	$322,378

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2012
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$1,485	$—	$—	$1,485
Commercial paper and other short-term borrowings	—	706	19	—	725
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	20,098	21	—	—	20,119
U.S. agency securities	1,394	107	—	—	1,501

Total U.S. government and agency securities	21,492	128	—	—	21,620
Other sovereign government obligations	27,583	2,031	—	—	29,614
Corporate and other debt:
State and municipal securities	—	47	—	—	47
Residential mortgage-backed securities	—	—	4	—	4
Corporate bonds	—	3,942	177	—	4,119
Collateralized debt and loan obligations	—	328	—	—	328
Unfunded lending commitments	—	305	46	—	351
Other debt	—	156	49	—	205

Total corporate and other debt	—	4,778	276	—	5,054
Corporate equities(1)	25,216	1,655	5	—	26,876
Derivative and other contracts:
Interest rate contracts	533	789,715	3,856	—	794,104
Credit contracts	—	61,283	3,211	—	64,494
Foreign exchange contracts	2	56,021	390	—	56,413
Equity contracts	748	39,212	1,910	—	41,870
Commodity contracts	4,530	15,702	1,599	—	21,831
Other	—	54	7	—	61
Netting(2)	(4,740)	(883,733)	(6,947)	(46,395)	(941,815)

Total derivative and other contracts	1,073	78,254	4,026	(46,395)	36,958

Total trading liabilities	75,364	86,846	4,307	(46,395)	120,122
Obligation to return securities received as collateral	18,179	47	—	—	18,226
Securities sold under agreements to repurchase	—	212	151	—	363
Other secured financings	—	9,060	406	—	9,466
Long-term borrowings	—	41,255	2,789	—	44,044

Total liabilities measured at fair value	$93,543	$139,611	$7,672	$(46,395)	$194,431

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 12.
(3)	Amount represents MSRs accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During 2012.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading assets—Derivative and other contracts and Trading liabilities—Derivative and other contracts.    During 2012, the Company reclassified approximately $3.2 billion of derivative assets and approximately $2.5 billion of derivative liabilities from Level 2 to Level 1 as these listed derivatives became actively traded and were valued based on quoted prices from the exchange. Also during 2012, the Company reclassified approximately $0.4 billion of derivative assets and approximately $0.3 billion of derivative liabilities from Level 1 to Level 2 as transactions in these contracts did not occur with sufficient frequency and volume to constitute an active market.

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for 2013, 2012 and 2011, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2013.

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$6	$(18)	$41	$(7)	$—	$—	$5	$27	$(18)
Corporate and other debt:
Residential mortgage-backed securities	45	25	54	(51)	—	—	(26)	47	(6)
Commercial mortgage-backed securities	232	13	57	(187)	—	(7)	—	108	4
Asset-backed securities	109	—	6	(12)	—	—	—	103	—
Corporate bonds	660	(20)	324	(371)	—	(19)	(52)	522	(55)
Collateralized debt and loan obligations	1,951	363	742	(960)	—	(626)	(2)	1,468	131
Loans and lending commitments	4,694	(130)	3,744	(448)	—	(3,096)	365	5,129	(199)
Other debt	45	(1)	20	(36)	—	—	(1)	27	(2)

Total corporate and other debt	7,736	250	4,947	(2,065)	—	(3,748)	284	7,404	(127)
Corporate equities	288	(63)	113	(127)	—	—	(21)	190	(72)
Net derivative and other contracts(3):
Interest rate contracts	(82)	28	6	—	(34)	135	60	113	36
Credit contracts	1,822	(1,674)	266	—	(703)	(295)	437	(147)	(1,723)
Foreign exchange contracts	(359)	130	—	—	—	281	16	68	124
Equity contracts	(1,144)	463	170	(74)	(318)	(11)	83	(831)	61
Commodity contracts	709	200	41	—	(36)	(29)	(5)	880	174
Other	(7)	(6)	—	—	—	9	—	(4)	(7)

Total net derivative and other contracts	939	(859)	483	(74)	(1,091)	90	591	79	(1,335)
Investments:
Private equity funds	2,179	704	212	(564)	—	—	—	2,531	657
Real estate funds	1,370	413	103	(249)	—	—	—	1,637	625
Hedge funds	552	10	62	(163)	—	—	(29)	432	10
Principal investments	2,833	110	111	(445)	—	—	(449)	2,160	3
Other	486	76	13	(36)	—	—	(1)	538	77

Total investments	7,420	1,313	501	(1,457)	—	—	(479)	7,298	1,372
Intangible assets	7	9	—	—	—	(8)	—	8	3

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$19	$—	$—	$—	$—	$(1)	$(17)	$1	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	4	—	—	—	—	—	—	4
Corporate bonds	177	28	(64)	43	—	—	(106)	22	28
Unfunded lending commitments	46	44	—	—	—	—	—	2	44
Other debt	49	2	—	5	—	(6)	2	48	2

Total corporate and other debt	276	78	(64)	48	—	(6)	(104)	72	78
Corporate equities	5	1	(26)	29	—	—	1	8	3
Securities sold under agreements to repurchase	151	(3)	—	—	—	—	—	154	(3)
Other secured financings	406	11	—	—	19	(136)	—	278	4
Long-term borrowings	2,789	(162)	—	—	877	(606)	(1,335)	1,887	(138)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the consolidated statements of income except for $1,313 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for 2013 related to assets and liabilities still outstanding at December 31, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term borrowings.    During 2013, the Company reclassified approximately $1.3 billion of certain long-term borrowings, primarily structured notes, from Level 3 to Level 2. The Company reclassified the structured notes as the unobservable embedded derivative component became insignificant to the overall valuation.

In 2013, there were no material transfers from Level 2 to Level 3.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2012.

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2012	Unrealized Gains (Losses) for Level 3 Assets/Liabilities Outstanding at December 31, 2012(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$8	$—	$—	$(7)	$—	$—	$(1)	$—	$—
Other sovereign government obligations	119	—	12	(125)	—	—	—	6	(9)
Corporate and other debt:
Residential mortgage-backed securities	494	(9)	32	(285)	—	—	(187)	45	(26)
Commercial mortgage-backed securities	134	32	218	(49)	—	(100)	(3)	232	28
Asset-backed securities	31	1	109	(32)	—	—	—	109	(1)
Corporate bonds	675	22	447	(450)	—	—	(34)	660	(7)
Collateralized debt and loan obligations	980	216	1,178	(384)	—	—	(39)	1,951	142
Loans and lending commitments	9,590	37	2,648	(2,095)	—	(4,316)	(1,170)	4,694	(91)
Other debt	128	2	—	(95)	—	—	10	45	(6)

Total corporate and other debt	12,032	301	4,632	(3,390)	—	(4,416)	(1,423)	7,736	39
Corporate equities	417	(59)	134	(172)	—	—	(32)	288	(83)
Net derivative and other contracts(3):
Interest rate contracts	420	(275)	28	—	(7)	(217)	(31)	(82)	297
Credit contracts	5,814	(2,799)	112	—	(502)	(961)	158	1,822	(3,216)
Foreign exchange contracts	43	(279)	—	—	—	19	(142)	(359)	(225)
Equity contracts	(1,234)	390	202	(9)	(112)	(210)	(171)	(1,144)	241
Commodity contracts	570	114	16	—	(41)	(20)	70	709	222
Other	(1,090)	57	—	—	—	236	790	(7)	53

Total net derivative and other contracts	4,523	(2,792)	358	(9)	(662)	(1,153)	674	939	(2,628)
Investments:
Private equity funds	1,936	228	308	(294)	—	—	1	2,179	147
Real estate funds	1,213	149	143	(136)	—	—	1	1,370	229
Hedge funds	696	61	81	(151)	—	—	(135)	552	51
Principal investments	2,937	130	160	(419)	—	—	25	2,833	93
Other	501	(45)	158	(70)	—	—	(58)	486	(48)

Total investments	7,283	523	850	(1,070)	—	—	(166)	7,420	472
Physical commodities	46	—	—	—	—	(46)	—	—	—
Intangible assets	133	(39)	—	(83)	—	(4)	—	7	(7)

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$(5)	$—	$—	$3	$(3)	$12	$19	$(4)
Trading liabilities:
Other sovereign government obligations	8	—	(8)	—	—	—	—	—	—
Corporate and other debt:
Residential mortgage-backed securities	355	(4)	(355)	—	—	—	—	4	(4)
Corporate bonds	219	(15)	(129)	110	—	—	(38)	177	(23)
Unfunded lending commitments	85	39	—	—	—	—	—	46	39
Other debt	73	9	(1)	36	—	(55)	5	49	11

Total corporate and other debt	732	29	(485)	146	—	(55)	(33)	276	23
Corporate equities	1	(1)	(21)	22	—	—	2	5	(3)
Securities sold under agreements to repurchase	340	(14)	—	—	—	—	(203)	151	(14)
Other secured financings	570	(69)	—	—	21	(232)	(22)	406	(67)
Long-term borrowings	1,603	(651)	—	—	1,050	(279)	(236)	2,789	(652)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the consolidated statements of income except for $523 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for 2012 related to assets and liabilities still outstanding at December 31, 2012.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

Trading assets—Corporate and other debt.    During 2012, the Company reclassified approximately $1.9 billion of certain Corporate and other debt, primarily loans, from Level 3 to Level 2. The Company reclassified the loans as external prices and/or spread inputs for these instruments became observable.

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

Trading assets—Net derivative and other contracts.    During 2012, the Company reclassified approximately $1.4 billion of certain credit derivative assets and approximately $1.2 billion of certain credit derivative liabilities from Level 3 to Level 2. These reclassifications were primarily related to single name credit default swaps and basket credit default swaps for which certain unobservable inputs became insignificant to the overall measurement.

The Company also reclassified approximately $0.6 billion of certain credit derivative assets and approximately $0.3 billion of certain credit derivative liabilities from Level 2 to Level 3. The reclassifications were primarily related to basket credit default swaps for which certain unobservable inputs became significant to the overall measurement.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2011.

	Beginning Balance at December 31, 2010	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2011	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2011(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$13	$—	$66	$(68)	$—	$—	$(3)	$8	$—
Other sovereign government obligations	73	(4)	56	(2)	—	—	(4)	119	(2)
Corporate and other debt:
State and municipal securities	110	(1)	—	(96)	—	—	(13)	—	—
Residential mortgage-backed securities	319	(61)	382	(221)	—	(1)	76	494	(59)
Commercial mortgage-backed securities	188	12	75	(90)	—	—	(51)	134	(18)
Asset-backed securities	13	4	13	(19)	—	—	20	31	2
Corporate bonds	1,368	(136)	467	(661)	—	—	(363)	675	(20)
Collateralized debt and loan obligations	1,659	109	613	(1,296)	—	(55)	(50)	980	(84)
Loans and lending commitments	11,666	(251)	2,932	(1,241)	—	(2,900)	(616)	9,590	(431)
Other debt	193	42	14	(76)	—	(11)	(34)	128	—

Total corporate and other debt	15,516	(282)	4,496	(3,700)	—	(2,967)	(1,031)	12,032	(610)
Corporate equities	484	(46)	416	(360)	—	—	(77)	417	16
Net derivative and other contracts(3):
Interest rate contracts	424	628	45	—	(714)	(150)	187	420	522
Credit contracts	6,594	319	1,199	—	(277)	(2,165)	144	5,814	1,818
Foreign exchange contracts	46	(35)	2	—	—	28	2	43	(13)
Equity contracts	(762)	592	214	(133)	(1,329)	136	48	(1,234)	564
Commodity contracts	188	708	52	—	—	(433)	55	570	689
Other	(913)	(552)	1	—	(118)	405	87	(1,090)	(536)

Total net derivative and other contracts	5,577	1,660	1,513	(133)	(2,438)	(2,179)	523	4,523	3,044
Investments:
Private equity funds	1,986	159	245	(513)	—	—	59	1,936	85
Real estate funds	1,176	21	196	(171)	—	—	(9)	1,213	251
Hedge funds	901	(20)	169	(380)	—	—	26	696	(31)
Principal investments	3,131	288	368	(819)	—	—	(31)	2,937	87
Other	560	38	8	(34)	—	—	(71)	501	23

Total investments	7,754	486	986	(1,917)	—	—	(26)	7,283	415
Physical commodities	—	(47)	771	—	—	(673)	(5)	46	1
Securities received as collateral	1	—	—	(1)	—	—	—	—	—
Intangible assets	157	(25)	6	(1)	—	(4)	—	133	(27)

Liabilities at Fair Value
Deposits	$16	$2	$—	$—	$—	$(14)	$—	$—	$—
Commercial paper and other short-term borrowings	2	—	—	—	—	—	—	2	—
Trading liabilities:
Other sovereign government obligations	—	1	—	9	—	—	—	8	—
Corporate and other debt:
Residential mortgage-backed securities	—	(8)	—	347	—	—	—	355	(8)
Corporate bonds	44	37	(407)	694	—	—	(75)	219	51
Unfunded lending commitments	263	178	—	—	—	—	—	85	178
Other debt	194	123	(12)	22	—	(2)	(6)	73	12

Total corporate and other debt	501	330	(419)	1,063	—	(2)	(81)	732	233
Corporate equities	15	(1)	(15)	5	—	—	(5)	1	—
Obligation to return securities received as collateral	1	—	(1)	—	—	—	—	—	—
Securities sold under agreements to repurchase	351	11	—	—	—	—	—	340	11
Other secured financings	1,016	27	—	—	154	(267)	(306)	570	13
Long-term borrowings	1,316	39	—	—	769	(377)	(66)	1,603	32

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the consolidated statements of income except for $486 million related to Trading assets—Investments, which is included in Investments revenues.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Amounts represent unrealized gains (losses) for 2011 related to assets and liabilities still outstanding at December 31, 2011.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

Trading assets—Corporate and other debt.    During 2011, the Company reclassified approximately $1.8 billion of certain Corporate and other debt, primarily corporate loans, from Level 3 to Level 2. The Company reclassified these corporate loans as external prices and/or spread inputs for these instruments became observable.

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

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at December 31, 2013 and December 31, 2012.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2013.

	Balance at December 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)		Averages(2)
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$108	Comparable pricing	Comparable bond price / (A)	40 to 93	points	78	points
Asset-backed securities	103	Discounted cash flow	Discount rate / (C)	18%		18%
Corporate bonds	522	Comparable pricing	Comparable bond price / (A)	1 to 159	points	85	points
Collateralized debt and loan obligations	1,468	Comparable pricing(6)	Comparable bond price / (A)	18 to 99	points	73	points
		Correlation model	Credit correlation / (B)	29 to 59%		43%
Loans and lending commitments	5,129	Corporate loan model	Credit spread / (C)	28 to 487	basis points	249	basis points
		Margin loan model	Credit spread / (C)(D)	10 to 265	basis points	135	basis points
			Volatility skew / (C)(D)	3 to 40%		14%
			Comparable bond price / (A)(D)	80 to 120	points	100	points
		Option model	Volatility skew / (C)	-1 to 0%		0%
		Comparable pricing(6)	Comparable loan price / (A)	10 to 100	points	76	points
Corporate equities(3)	190	Net asset value(6)	Discount to net asset value / (C)	0 to 85%		43%
		Comparable pricing	Comparable equity price / (A)	0 to 100%		47%
		Comparable pricing	Comparable price / (A)	0 to 100	points	50	points
		Market approach	EBITDA multiple / (A)(D)	5 to 9	times	6	times
			Price/Book ratio / (A)(D)	0 to 1	times	1	times
Net derivative and other contracts:
Interest rate contracts	113	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 6	times	2	times
			Comparable bond price / (A)(D)	5 to 100	points	58	points / 65 points (4)
			Interest rate—Foreign exchange correlation / (A)(D)	3 to 63%		43	% / 48%(4)
			Interest rate volatility skew / (A)(D)	24 to 50%		33	% / 28%(4)
			Interest rate quanto correlation / (A)(D)	-11 to 34%		8	% / 5%(4)
			Interest rate curve correlation / (A)(D)	46 to 92%		74	% / 80%(4)
			Inflation volatility / (A)(D)	77 to 86%		81	% / 80%(4)
Credit contracts	(147)	Comparable pricing	Cash synthetic basis / (C)(D)	2 to 5	points	4	points
			Comparable bond price / (C)(D)	0 to 75	points	27	points
		Correlation model(6)	Credit correlation / (B)	19 to 96%		56%
Foreign exchange contracts(5)	68	Option model	Comparable bond price / (A)(D)	5 to 100	points	58	points / 65 points (4)
			Interest rate quanto correlation / (A)(D)	-11 to 34%		8	% / 5%(4)
			Interest rate curve correlation / (A)(D)	46 to 92%		74	% / 80%(4)
			Interest rate—Foreign exchange correlation / (A)(D)	3 to 63%		43	% / 48%(4)
			Interest rate volatility skew / (A)(D)	24 to 50%		33	% / 28%(4)
			Interest rate curve / (A)(D)	0 to 1%		1	% / 0%(4)
Equity contracts(5)	(831)	Option model	At the money volatility / (A)(D)	20 to 53%		31%
			Volatility skew / (A)(D)	-3 to 0%		-1%
			Equity—Equity correlation / (C)(D)	40 to 99%		69%
			Equity—Foreign exchange correlation / (C)(D)	-50 to 9%		-20%
			Equity—Interest rate correlation / (C)(D)	-4 to 70%		39	% / 40%(4)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)		Averages(2)
Commodity contracts	880	Option model	Forward power price / (C)(D)	$14 to $91	per	$40	per
				Megawatt hour		Megawatt hour
			Commodity volatility / (A)(D)	11 to 30%		14%
			Cross commodity correlation / (C)(D)	34 to 99%		93%
Investments(3):
Principal investments	2,160	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	12%		12%
			Exit multiple / (A)(D)	9	times	9	times
		Discounted cash flow(6)	Capitalization rate / (C)(D)	5 to 13%		7%
			Equity discount rate / (C)(D)	10 to 30%		21%
		Market approach	EBITDA multiple / (A)	5 to 6	times	5	times
Other	538	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	7 to 10%		8%
			Exit multiple / (A)(D)	7 to 9	times	9	times
		Market approach(6)	EBITDA multiple / (A)	8 to 14	times	10	times
Liabilities
Securities sold under agreements to repurchase	$154	Discounted cash flow	Funding spread / (A)	92 to 97	basis points	95	basis points
Other secured financings	278	Comparable pricing(6)	Comparable bond price / (A)	99 to 102	points	101	points
		Discounted cash flow	Funding spread / (A)	97	basis points	97	basis points
Long-term borrowings	1,887	Option model	At the money volatility / (C)(D)	20 to 33%		26%
			Volatility skew / (A)(D)	-2 to 0%		0%
			Equity—Equity correlation /(A)(D)	50 to 70%		69%
			Equity—Foreign exchange correlation / (C)(D)	-60 to 0%		-23%

EBITDA—Earnings before interest, taxes, depreciation and amortization

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 93 points would be 93% of par. A basis point equals 1/100th of 1%; for example, 487 basis points would equal 4.87%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 4 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for long-term borrowings and derivative instruments where inputs are weighted by risk.
(3)	Investments in funds measured using an unadjusted NAV are excluded.
(4)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	This is the predominant valuation technique for this major asset or liability class.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012.

	Balance at December 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)		Weighted Average
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$232	Comparable pricing	Comparable bond price / (A)	46 to 100	points	76	points
Asset-backed securities	109	Discounted cash flow	Discount rate / (C)	21%		21%
Corporate bonds	660	Comparable pricing	Comparable bond price / (A)	0 to 143	points	24	points
Collateralized debt and loan obligations	1,951	Comparable pricing	Comparable bond price / (A)	15 to 88	points	59	points
		Correlation model	Credit correlation / (B)	15 to 45%		40%
Loans and lending commitments	4,694	Corporate loan model	Credit spread / (C)	17 to 1,004	basis points	281	basis points
		Comparable pricing	Comparable bond price / (A)	80 to 120	points	104	points
		Comparable pricing	Comparable loan price / (A)	55 to 100	points	88	points
Corporate equities(2)	288	Net asset value	Discount to net asset value / (C)	0 to 37%		8%
		Comparable pricing	Discount to comparable equity price / (C)	0 to 27	points	14	points
		Market approach	EBITDA multiple / (A)	6	times	6	times
Net derivative and other contracts:
Interest rate contracts	(82)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 8	times		See (3)
			Comparable bond price / (A)(D)	5 to 98	points
			Interest rate—Foreign exchange correlation / (A)(D)	2 to 63%
			Interest rate volatility skew / (A)(D)	9 to 95%
			Interest rate quanto correlation / (A)(D)	-53 to 33%
			Interest rate curve correlation / (A)(D)	48 to 99%
			Inflation volatility / (A)(D)	49 to 100%
		Discounted cash flow	Forward commercial paper rate-LIBOR basis / (A)	-18 to 95	basis points
Credit contracts	1,822	Comparable pricing	Cash synthetic basis / (C)	2 to 14	points		See (4)
			Comparable bond price / (C)	0 to 80	points
		Correlation model	Credit correlation / (B)	14 to 94%
Foreign exchange contracts(5)	(359)	Option model	Comparable bond price / (A)(D)	5 to 98	points		See (6)
			Interest rate quanto correlation / (A)(D)	-53 to 33%
			Interest rate—Credit spread correlation / (A)(D)	-59 to 65%
			Interest rate—Foreign exchange correlation / (A)(D)	2 to 63%
			Interest rate volatility skew / (A)(D)	9 to 95%
Equity contracts(5)	(1,144)	Option model	At the money volatility / (C)(D)	7 to 24%			See (7)
			Volatility skew / (C)(D)	-2 to 0%
			Equity—Equity correlation / (C)(D)	40 to 96%
			Equity—Foreign exchange correlation / (C)(D)	-70 to 38%
			Equity—Interest rate correlation / (C)(D)	18 to 65%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2012 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)			Weighted Average
Commodity contracts	709	Option model	Forward power price / (C)(D)	$28 to $84		per
				Megawatt hour
			Commodity volatility / (A)(D)	17 to 29%
			Cross commodity correlation / (C)(D)	43	to	97%
Investments(2):
Principal investments	2,833	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	8 to 15%			9%
			Exit multiple / (A)(D)	5 to 10		times	9	times
		Discounted cash flow	Capitalization rate / (C)(D)	6 to 10%			7%
			Equity discount rate / (C)(D)	15 to 35%			23%
		Market approach	EBITDA multiple / (A)	3 to 17		times	10	times
Other	486	Discounted cash flow	Implied weighted average cost of capital / (C)(D)			11%	11%
			Exit multiple / (A)(D)	6		times	6	times
		Market approach	EBITDA multiple / (A)	6 to 8		times	7	times
Liabilities
Trading liabilities:
Corporate and other debt:
Corporate bonds	$177	Comparable pricing	Comparable bond price / (A)	0 to 150		points	50	points
Securities sold under agreements to repurchase	151	Discounted cash flow	Funding spread / (A)	110 to 184		basis points	166	basis points
Other secured financings	406	Comparable pricing	Comparable bond price / (A)	55 to 139		points	102	points
		Discounted cash flow	Funding spread / (A)	183 to 186		basis points	184	basis points
Long-term borrowings	2,789	Option model	At the money volatility / (A)(D)	20 to 24%			24%
			Volatility skew / (A)(D)	-1 to 0%			0%
			Equity—Equity correlation / (A)(D)	50 to 90%			77%
			Equity—Foreign exchange correlation / (A)(D)	-70 to 36%			-15%

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 100 points would be 100% of par. A basis point equals 1/100th of 1%; for example, 1,004 basis points would equal 10.04%.
(2)	Investments in funds measured using an unadjusted NAV are excluded.
(3)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices, interest rate volatility skew, interest rate quanto correlation and forward commercial paper rate–LIBOR basis.
(4)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices and credit correlation.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input ranges for comparable bond prices, interest rate quanto correlation, interest rate-credit spread correlation and interest rate volatility skew.
(7)	See Note 4 to the consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K for a qualitative discussion of the wide unobservable input range for equity-foreign exchange correlation.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a description of significant unobservable inputs included in the December 31, 2013 and December 31, 2012 tables above for all major categories of assets and liabilities:

•

Comparable bond price—a pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond, then adjusting that yield (or spread) to derive a value for the bond. The adjustment to yield (or spread) should account for relevant differences in the bonds such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and bond being valued in order to establish the value of the bond. Additionally, as the probability of default increases for a given bond (i.e., as the bond becomes more distressed), the valuation of that bond will increasingly reflect its expected recovery level assuming default. The decision to use price-to-price or yield/spread comparisons largely reflects trading market convention for the financial instruments in question. Price-to-price comparisons are primarily employed for CMBS, CDOs, CLOs, mortgage loans and distressed corporate bonds. Implied yield (or spread over a liquid benchmark) is utilized predominately for non-distressed corporate bonds, loans and credit contracts.

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

•

EBITDA multiple / Exit multiple—is the Enterprise Value to EBITDA ratio, where the Enterprise Value is the aggregate value of equity and debt minus cash and cash equivalents. The EBITDA multiple reflects the value of the company in terms of its full-year EBITDA, whereas the exit multiple reflects the value of the company in terms of its full-year expected EBITDA at exit. Either multiple allows comparison between companies from an operational perspective as the effect of capital structure, taxation and depreciation/amortization is excluded.

•

Price / Book ratio—the ratio used to compare a stock’s market value to its book value. It is calculated by dividing the current closing price of the stock by the latest book value per share. This multiple allows comparison between companies from an operational perspective.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of a particular underlying equity security may be significantly different from that of a particular underlying commodity index), the tenor and the strike price of the option.

•

Forward commercial paper rate–LIBOR basis—the basis added to the LIBOR rate when the commercial paper yield is expressed as a spread over the LIBOR rate. The basis to LIBOR is dependent on a number of factors, including, but not limited to, collateralization of the commercial paper, credit rating of the issuer, and the supply of commercial paper. The basis may become negative, i.e., the return for highly rated commercial paper, such as asset-backed commercial paper, may be less than LIBOR.

•

Cash synthetic basis—the measure of the price differential between cash financial instruments (“cash instruments”) and their synthetic derivative-based equivalents (“synthetic instruments”). The range disclosed in the table above signifies the number of points by which the synthetic bond equivalent price is higher than the quoted price of the underlying cash bonds.

•

Interest rate curve—the term structure of interest rates (relationship between interest rates and the time to maturity) and a market’s measure of future interest rates at the time of observation. An interest rate curve is used to set interest rate derivative cash flows and is a pricing input used in the discounting of any OTC derivative cash flow.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investments That Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,013 million and $8,346 million at December 31, 2013 and December 31, 2012, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV at December 31, 2013 and December 31, 2012, respectively:

	At December 31, 2013		At December 31, 2012
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,531	$559	$2,179	$644
Real estate funds	1,643	124	1,376	221
Hedge funds(1):
Long-short equity hedge funds	469	—	475	—
Fixed income/credit-related hedge funds	82	—	86	—
Event-driven hedge funds	38	—	52	—
Multi-strategy hedge funds	220	3	321	3

Total	$4,983	$686	$4,489	$868

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a three-month period basis primarily with a notice period of 90 days or less. At December 31, 2013, approximately 42% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 42% is redeemable every six months and 16% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2013 is primarily greater than six months. At December 31, 2012, approximately 36% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 38% is redeemable every six months and 26% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2012 is primarily greater than six months.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At December 31, 2013, it was estimated that 9% of the fair value of the funds will be liquidated in the next five years, another 55% of the fair value of the funds will be liquidated between five to 10 years and the remaining 36% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At December 31, 2013, it was estimated that 4% of the fair value of the funds will be liquidated within the next five years, another 52% of the fair value of the funds will be liquidated between five to 10 years and the remaining 44% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-Short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 12% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at December 31, 2013. Investments representing approximately 19% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily indefinite at December 31, 2013.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. Investments representing approximately 7% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at December 31, 2013.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At December 31, 2013, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At December 31, 2013, investments representing approximately 50% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at December 31, 2013. Investments representing approximately 8% of the fair value of the investments in multi-strategy hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at December 31, 2013.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following table presents net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for 2013, 2012 and 2011, respectively:

	Trading	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Year Ended December 31, 2013
Federal funds sold and securities purchased under agreements to resell	$(1)	$6	$5
Deposits	52	(60)	(8)
Commercial paper and other short-term borrowings(1)	181	(8)	173
Securities sold under agreements to repurchase	(3)	(6)	(9)
Long-term borrowings(1)	664	(971)	(307)

Year Ended December 31, 2012
Federal funds sold and securities purchased under agreements to resell	$8	$5	$13
Deposits	57	(86)	(29)
Commercial paper and other short-term borrowings(1)	(31)	—	(31)
Securities sold under agreements to repurchase	(15)	(4)	(19)
Long-term borrowings(1)	(5,687)	(1,321)	(7,008)

Year Ended December 31, 2011
Federal funds sold and securities purchased under agreements to resell	$12	$—	$12
Deposits	66	(117)	(51)
Commercial paper and other short-term borrowings(1)	567	—	567
Securities sold under agreements to repurchase	3	(7)	(4)
Long-term borrowings(1)	4,204	(1,075)	3,129

(1)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for 2013, 2012 and 2011, $(681) million, $(4,402) million and $3,681 million, respectively, are attributable to changes in the credit quality of the Company, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

In addition to the amounts in the above table, as discussed in Note 2, all of the instruments within Trading assets or Trading liabilities are measured at fair value, either through the election of the fair value option or as required by other accounting guidance. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2013 and December 31, 2012, a breakdown of the short-term and long-term borrowings measured at fair value on a recurring basis by business unit responsible for risk-managing each borrowing is shown in the table below:

	Short-Term and Long-Term Borrowings
Business Unit	At December 31, 2013	At December 31, 2012
	(dollars in millions)
Interest rates	$15,933	$23,330
Equity	17,945	17,326
Credit and foreign exchange	2,561	3,337
Commodities	545	776

Total	$36,984	$44,769

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected:

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	2013	2012	2011
	(dollars in millions)
Short-term and long-term borrowings(1)	$(681)	$(4,402)	$3,681
Loans(2)	137	340	(585)
Unfunded lending commitments(3)	255	1,026	(787)

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At December 31, 2013	At December 31, 2012
	(dollars in millions)
Short-term and long-term borrowings(1)	$(2,409)	$(436)
Loans(2)	17,248	25,249
Loans 90 or more days past due and/or on nonaccrual status(2)(3)	15,113	20,456

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in nonaccrual status, which includes all loans 90 or more days past due, was $1,205 million and $1,360 million at December 31, 2013 and December 31, 2012, respectively. The aggregate fair value of loans that were 90 or more days past due was $655 million and $840 million at December 31, 2013 and December 31, 2012, respectively.

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

The following tables present, by caption on the consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for 2013, 2012 and 2011, respectively.

2013.

		Fair Value Measurements Using:
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2013(1)
	(dollars in millions)
Loans(2)	$1,822	$—	$1,616	$206	$(71)
Other investments(3)	46	—	—	46	(38)
Premises, equipment and software costs(3)	8	—	—	8	(133)
Intangible assets(3)	92	—	—	92	(44)

Total	$1,968	$—	$1,616	$352	$(286)

(1)	Fair value adjustments related to Loans and losses related to Other investments are recorded within Other revenues whereas losses related to Premises, equipment and software costs and Intangible assets are recorded within Other expenses in the consolidated statements of income.
(2)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(3)	Losses recorded were determined primarily using discounted cash flow models.

There were no significant liabilities measured at fair value on a non-recurring basis during 2013.

2012.

		Fair Value Measurements Using:
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2012(1)
	(dollars in millions)
Loans(2)	$1,821	$—	$277	$1,544	$(60)
Other investments(3)	90	—	—	90	(37)
Premises, equipment and software costs(4)	33	—	—	33	(170)
Intangible assets(3)	—	—	—	—	(4)

Total	$1,944	$—	$277	$1,667	$(271)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Losses are recorded within Other expenses in the consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(3)	Losses recorded were determined primarily using discounted cash flow models.
(4)	Losses were determined using discounted cash flow models and primarily represented the write-off of the carrying value of certain premises and software that were abandoned during 2012 in association with the Wealth Management JV integration.

In addition to the losses included in the table above, there was a pre-tax gain of approximately $51 million (related to Other assets) included in discontinued operations in the year ended December 31, 2012 in connection with the disposition of Saxon (see Note 1). This pre-tax gain was primarily due to the subsequent increase in the fair value of Saxon, which had incurred impairment losses of $98 million in the quarter ended December 31, 2011. The fair value of Saxon was determined based on the revised purchase price agreed upon with the buyer.

There were no liabilities measured at fair value on a non-recurring basis during 2012.

2011.

		Fair Value Measurements Using:
	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2011(1)
	(dollars in millions)
Loans(2)	$70	$—	$—	$70	$5
Other investments(3)	71	—	—	71	(52)
Premises, equipment and software costs(4)	4	—	—	4	(7)
Intangible assets(3)	—	—	—	—	(7)

Total	$145	$—	$—	$145	$(61)

(1)	Losses are recorded within Other expenses in the consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring changes in the fair value of loans held for investment were calculated using valuation models that incorporate market observable inputs or default recovery analyses or collateral appraisal values where such inputs were unobservable; or discounted cash flow techniques.
(3)	Losses recorded were determined primarily using discounted cash flow models.
(4)	Losses were determined primarily using discounted cash flow models or a valuation technique incorporating an observable market index.

In addition to the losses included in the table above, impairment losses of approximately $98 million (of which $83 million related to Other assets and $15 million related to Premises, equipment and software costs) were included in discontinued operations related to Saxon (see Note 1). These losses were determined using the purchase price agreed upon with the buyer.

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

The carrying value of cash and cash equivalents, including Interest bearing deposits with banks, and other short-term financial instruments such as Federal funds sold and securities purchased under agreements to resell; Securities borrowed; Securities sold under agreements to repurchase; Securities loaned; certain Customer and other receivables and Customer and other payables arising in the ordinary course of business; certain Deposits; Commercial paper and other short-term borrowings; and Other secured financings approximate fair value because of the relatively short period of time between their origination and expected maturity.

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

For consumer and residential real estate loans and lending commitments where position-specific external price data are not observable, the fair value is based on the credit risks of the borrower using a probability of default and loss given default method, discounted at the estimated external cost of funding level. The fair value of corporate loans and lending commitments is determined using recently executed transactions, market price quotations (where observable), implied yields from comparable debt, and market observable credit default swap spread levels along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable.

The fair value of long-term borrowings is generally determined based on transactional data or third-party pricing for identical or comparable instruments, when available. Where position-specific external prices are not observable, fair value is determined based on current interest rates and credit spreads for debt instruments with similar terms and maturity.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value at December 31, 2013 and December 31, 2012.

At December 31, 2013.

	At December 31, 2013		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$16,602	$16,602	$16,602	$—	$—
Interest bearing deposits with banks	43,281	43,281	43,281	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	39,203	39,203	39,203	—	—
Federal funds sold and securities purchased under agreements to resell	117,264	117,263	—	116,584	679
Securities borrowed	129,707	129,705	—	129,374	331
Customer and other receivables(1)	53,112	53,031	—	47,525	5,506
Loans(2)	42,874	42,765	—	11,288	31,477
Financial Liabilities:
Deposits	$112,194	$112,273	$—	$112,273	$—
Commercial paper and other short-term borrowings	795	795	—	787	8
Securities sold under agreements to repurchase	145,115	145,157	—	138,161	6,996
Securities loaned	32,799	32,826	—	31,731	1,095
Other secured financings	9,009	9,034	—	5,845	3,189
Customer and other payables(1)	154,654	154,654	—	154,654	—
Long-term borrowings	117,938	123,133	—	122,099	1,034

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Institutional Securities business segment, that are not carried at fair value at December 31, 2013 was $853 million, of which $669 million and $184 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $75.4 billion.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Securities Available for Sale.

The following tables present information about the Company’s available for sale securities:

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$24,486	$51	$139	$—	$24,398
U.S. agency securities	15,813	26	234	—	15,605

Total U.S. government and agency securities	40,299	77	373	—	40,003
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,482	—	84	—	2,398
Non-Agency	1,333	1	18	—	1,316
Auto loan asset-backed securities	2,041	2	1	—	2,042
Corporate bonds	3,415	3	61	—	3,357
Collateralized loan obligations	1,087	—	20	—	1,067
FFELP student loan asset-backed securities(1)	3,230	12	8	—	3,234

Total Corporate and other debt	13,588	18	192	—	13,414

Total debt securities available for sale	53,887	95	565	—	53,417

Equity securities available for sale	15	—	2	—	13

Total	$53,902	$95	$567	$—	$53,430

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$14,351	$109	$2	$—	$14,458
U.S. agency securities	15,330	122	3	—	15,449

Total U.S. government and agency securities	29,681	231	5	—	29,907
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,197	6	4	—	2,199
Non-Agency	160	—	—	—	160
Auto loan asset-backed securities	1,993	4	1	—	1,996
Corporate bonds	2,891	13	3	—	2,901
FFELP student loan asset-backed securities(1)	2,675	23	—	—	2,698

Total Corporate and other debt	9,916	46	8	—	9,954

Total debt securities available for sale	39,597	277	13	—	39,861

Equity securities available for sale	15	—	7	—	8

Total	$39,612	$277	$20	$—	$39,869

(1)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in securities available for sale that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$13,266	$139	$—	$—	$13,266	$139
U.S. agency securities	8,438	211	651	23	9,089	234

Total U.S. government and agency securities	21,704	350	651	23	22,355	373
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	958	15	1,270	69	2,228	84
Non-Agency	841	16	86	2	927	18
Auto loan asset-backed securities	557	1	85	—	642	1
Corporate bonds	2,350	52	383	9	2,733	61
Collateralized loan obligations	1,067	20	—	—	1,067	20
FFELP student loan asset-backed securities	1,388	7	76	1	1,464	8

Total Corporate and other debt	7,161	111	1,900	81	9,061	192

Total debt securities available for sale	28,865	461	2,551	104	31,416	565

Equity securities available for sale	13	2	—	—	13	2

Total	$28,878	$463	$2,551	$104	$31,429	$567

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$1,012	$2	$—	$—	$1,012	$2
U.S. agency securities	1,534	3	27	—	1,561	3

Total U.S. government and agency securities	2,546	5	27	—	2,573	5
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,057	4	—	—	1,057	4
Auto loan asset-backed securities	710	1	—	—	710	1
Corporate bonds	934	3	—	—	934	3

Total Corporate and other debt	2,701	8	—	—	2,701	8

Total debt securities available for sale	5,247	13	27	—	5,274	13

Equity securities available for sale	8	7	—	—	8	7

Total	$5,255	$20	$27	$—	$5,282	$20

Gross unrealized gains and losses are recorded in Accumulated other comprehensive income.

As discussed in Note 2, AFS securities with a current fair value less than their amortized cost are analyzed as part of the Company’s ongoing assessment of temporary versus OTTI at the individual security level. The unrealized losses reported above on debt securities available for sale are primarily due to rising interest rates during 2013. While the securities in an unrealized loss position greater than twelve months have increased, the risk of credit loss is considered minimal because all of the Company’s agency securities as well as the Company’s ABS, CMBS and CLOs are highly rated and the Company’s corporate bonds are all investment grade. The Company does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. The Company does not expect to experience a credit loss on these securities based on consideration of the relevant information (as discussed in Note 2), including for U.S. government and agency securities, the existence of the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss position were not other-than-temporarily impaired at December 31, 2013 and 2012. For more information, see the Other-than-temporary impairment discussion in Note 2.

For equity securities available for sale in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the amortized cost basis. The Company believes that the equity securities with an unrealized loss in Accumulated other comprehensive income were not other-than-temporarily impaired at December 31, 2013 and 2012.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at December 31, 2013:

At December 31, 2013	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$1,759	$1,767	0.7%
After 1 year through 5 years	21,594	21,514	0.7%
After 5 years through 10 years	1,133	1,117	2.2%

Total	24,486	24,398

U.S. agency securities:
After 1 year through 5 years	111	111	1.2%
After 5 years through 10 years	2,202	2,199	1.2%
After 10 years	13,500	13,295	1.3%

Total	15,813	15,605

Total U.S. government and agency securities	40,299	40,003	0.9%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
After 1 year through 5 years	533	528	0.9%
After 5 years through 10 years	645	634	0.9%
After 10 years	1,304	1,236	1.5%

Total	2,482	2,398

Non-Agency:
After 10 years	1,333	1,316	1.6%

Total	1,333	1,316

Auto loan asset-backed securities:
Due within 1 year	9	9	0.5%
After 1 year through 5 years	1,985	1,985	0.7%
After 5 years through 10 years	47	48	1.3%

Total	2,041	2,042

Corporate bonds:
Due within 1 year	60	60	0.6%
After 1 year through 5 years	2,613	2,582	1.2%
After 5 years through 10 years	742	715	2.3%

Total	3,415	3,357

Collateralized loan obligations:
After 10 years	1,087	1,067	1.4%

Total	1,087	1,067

FFELP student loan asset-backed securities:
After 1 year through 5 years	87	87	0.7%
After 5 years through 10 years	576	576	0.9%
After 10 years	2,567	2,571	1.0%

Total	3,230	3,234

Total Corporate and other debt	13,588	13,414	1.2%

Total debt securities available for sale	$53,887	$53,417	1.0%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 7 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan asset-backed securities, CLO and FFELP student loan asset-backed securities.

The following table presents information pertaining to sales of securities available for sale during 2013, 2012 and 2011:

	2013	2012	2011
	(dollars in millions)
Gross realized gains	$49	$88	$145

Gross realized losses	$4	$10	$2

Gross realized gains and losses are recognized in Other revenues in the consolidated statements of income.

6.    Collateralized Transactions.

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. The Company manages credit exposure arising from such transactions by, in appropriate circumstances, entering into master netting agreements and collateral agreements with counterparties that provide the Company, in the event of a counterparty default (such as bankruptcy or a counterparty’s failure to pay or perform), with the right to net a counterparty’s rights and obligations under such agreement and liquidate and set off collateral held by the Company against the net amount owed by the counterparty. The Company’s policy is generally to take possession of securities purchased under agreements to resell and securities borrowed, and to receive securities and cash posted as collateral (with rights of rehypothecation), although in certain cases, the Company may agree for such collateral to be posted to a third-party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral as provided under the applicable agreement to ensure such transactions are adequately collateralized. The following tables present information about the offsetting of these instruments and related collateral amounts. For information related to offsetting of derivatives, see Note 12.

	At December 31, 2013
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$183,015	$(64,885)	$118,130	$(106,828)	$11,302
Securities borrowed	137,082	(7,375)	129,707	(113,339)	16,368

Liabilities
Securities sold under agreements to repurchase	$210,561	$(64,885)	$145,676	$(111,599)	$34,077
Securities loaned	40,174	(7,375)	32,799	(32,543)	256

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts include $11.1 billion of Federal funds sold and securities purchased under agreements to resell, $13.2 billion of Securities borrowed and $33.3 billion of Securities sold under agreements to repurchase, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

	At December 31, 2012
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$203,448	$(69,036)	$134,412	$(126,303)	$8,109
Securities borrowed	127,002	(5,301)	121,701	(105,849)	15,852

Liabilities
Securities sold under agreements to repurchase	$191,710	$(69,036)	$122,674	$(103,521)	$19,153
Securities loaned	42,150	(5,301)	36,849	(30,395)	6,454

(1)	Amounts include $7.4 billion of Federal funds sold and securities purchased under agreements to resell, $8.6 billion of Securities borrowed, $17.5 billion of Securities sold under agreements to repurchase and $0.6 billion of Securities loaned, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

The Company also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the consolidated statement of financial condition. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At December 31, 2013 and December 31, 2012, there were approximately $29.2 billion and $24.0 billion, respectively, of customer margin loans outstanding.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and certain equity-linked notes and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets (see Notes 7 and 11).

The Company pledges its trading assets to collateralize repurchase agreements and other secured financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the consolidated statements of financial condition. The carrying value and classification of Trading assets by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

	At December 31, 2013	At December 31, 2012
	(dollars in millions)
Trading assets:
U.S. government and agency securities	$21,589	$15,273
Other sovereign government obligations	5,748	3,278
Corporate and other debt	7,388	11,980
Corporate equities	8,713	26,377

Total	$43,438	$56,908

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the consolidated statements of financial condition. At December 31, 2013 and December 31, 2012, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $533 billion and $560 billion, respectively, and the fair value of the portion that had been sold or repledged was $381 billion and $397 billion, respectively.

The Company is subject to concentration risk by holding large positions in certain types of securities, loans or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. Trading assets owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally Japan, the U.K., Brazil, Canada and Hong Kong), which, in the aggregate, represented approximately 10% of the Company’s total assets at December 31, 2013. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 20% of the Company’s total assets at December 31, 2013, consists of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. In addition, the Company may originate or purchase certain residential and commercial mortgage loans that could contain certain terms and features that may result in additional credit risk as compared with more traditional types of mortgages. Such terms and features may include loans made to borrowers subject to payment increases or loans with high loan-to-value ratios.

At December 31, 2013 and December 31, 2012, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At December 31, 2013	At December 31, 2012
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$39,203	$30,970
Securities(1)	15,586	13,424

Total	$54,789	$44,394

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Trading assets in the consolidated statements of financial condition.

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

Except for consolidated VIEs included in other structured financings and managed real estate partnerships in the tables below, the Company accounts for the assets held by the entities primarily in Trading assets and the liabilities of the entities as Other secured financings in the consolidated statements of financial condition. For consolidated VIEs included in other structured financings, the Company accounts for the assets held by the entities primarily in Premises, equipment and software costs, and Other assets in the consolidated statements of financial condition. For consolidated VIEs included in managed real estate partnerships, the Company accounts for the assets held by the entities primarily in Trading assets in the consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

The following tables present information at December 31, 2013 and December 31, 2012 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At December 31, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$643	$—	$2,313	$1,202	$1,294
VIE liabilities	$368	$—	$42	$67	$175

	At December 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$978	$52	$2,394	$983	$1,676
VIE liabilities	$646	$16	$83	$65	$313

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At December 31, 2013 and December 31, 2012, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s consolidated financial statements of $1,771 million and $1,804 million, respectively. The Company also had additional maximum exposure to losses of approximately $101 million and $58 million at December 31, 2013 and December 31, 2012, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at December 31, 2013 and December 31, 2012. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its available for sale portfolio (see Note 5):

	At December 31, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$177,153	$29,513	$3,079	$1,874	$10,119
Maximum exposure to loss:
Debt and equity interests(2)	$13,514	$2,498	$31	$1,142	$3,693
Derivative and other contracts	15	23	1,935	—	146
Commitments, guarantees and other	—	272	—	649	527

Total maximum exposure to loss	$13,529	$2,793	$1,966	$1,791	$4,366

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$13,514	$2,498	$31	$731	$3,693
Derivative and other contracts	15	3	4	—	53

Total carrying value of exposure to loss—Assets	$13,529	$2,501	$35	$731	$3,746

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$2	$—	$—	$57
Commitments, guarantees and other	—	—	—	7	—

Total carrying value of exposure to loss—Liabilities	$—	$2	$—	$7	$57

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $16.9 billion of residential mortgages; $78.4 billion of commercial mortgages; $31.5 billion of U.S. agency collateralized mortgage obligations; and $50.4 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.3 billion of residential mortgages; $2.0 billion of commercial mortgages; $5.3 billion of U.S. agency collateralized mortgage obligations; and $4.9 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$251,689	$13,178	$3,390	$1,811	$14,029
Maximum exposure to loss:
Debt and equity interests(2)	$22,280	$1,173	$—	$1,053	$3,387
Derivative and other contracts	154	51	2,158	—	562
Commitments, guarantees and other	66	—	—	679	384

Total maximum exposure to loss	$22,500	$1,224	$2,158	$1,732	$4,333

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$22,280	$1,173	$—	$663	$3,387
Derivative and other contracts	156	8	4	—	174

Total carrying value of exposure to loss—Assets	$22,436	$1,181	$4	$663	$3,561

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$11	$2	$—	$—	$172
Commitments, guarantees and other	—	—	—	12	—

Total carrying value of exposure to loss—Liabilities	$11	$2	$—	$12	$172

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $18.3 billion of residential mortgages; $53.8 billion of commercial mortgages; $126.3 billion of U.S. agency collateralized mortgage obligations; and $53.3 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.0 billion of residential mortgages; $1.5 billion of commercial mortgages; $14.8 billion of U.S. agency collateralized mortgage obligations; and $5.0 billion of other consumer or commercial loans.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $12.5 billion at December 31, 2013. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s available for sale portfolio (see

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5). Securities issued by securitization SPEs consist of $1.1 billion of securities backed primarily by residential mortgage loans, $8.4 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.3 billion of securities backed by commercial mortgage loans, $0.7 billion of securities backed by CDOs or CLOs and $1.0 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or Securities available for sale and are measured at fair value (see Note 4). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

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

Although not obligated, the Company generally makes a market in the securities issued by SPEs in these transactions. As a market maker, the Company offers to buy these securities from, and sell these securities to, investors. Securities purchased through these market-making activities are not considered to be retained interests, although these beneficial interests generally are included in Trading assets—Corporate and other debt and are measured at fair value.

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

Available for Sale Securities.    In its available for sale portfolio, the Company holds securities issued by VIEs not sponsored by the Company. These securities include government guaranteed securities issued in transactions sponsored by the federal mortgage agencies and the most senior securities issued by VIEs in which the securities are backed by student loans, automobile loans, commercial mortgage loans or CLOs. See Note 5.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Municipal Tender Option Bond Trusts.    In a municipal tender option bond transaction, the Company, generally on behalf of a client, transfers a municipal bond to a trust. The trust issues short-term securities that the Company, as the remarketing agent, sells to investors. The client retains a residual interest. The short-term securities are supported by a liquidity facility pursuant to which the investors may put their short-term interests. In some programs, the Company provides this liquidity facility; in most programs, a third-party provider will provide such liquidity facility. The Company may purchase short-term securities in its role either as remarketing agent or liquidity provider. The client can generally terminate the transaction at any time. The liquidity provider can generally terminate the transaction upon the occurrence of certain events. When the transaction is terminated, the municipal bond is generally sold or returned to the client. Any losses suffered by the liquidity provider upon the sale of the bond are the responsibility of the client. This obligation generally is collateralized. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives. The Company consolidates any municipal tender option bond trusts in which it holds the residual interest. No such trusts were consolidated at either December 31, 2013 or December 31, 2012.

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

Collateralized Loan and Debt Obligations.    A CLO or a CDO is an SPE that purchases a pool of assets, consisting of corporate loans, corporate bonds, asset-backed securities or synthetic exposures on similar assets through derivatives, and issues multiple tranches of debt and equity securities to investors. The Company underwrites the securities issued in CLO transactions on behalf of unaffiliated sponsors and provides advisory services to these unaffiliated sponsors. The Company sells corporate loans to many of these SPEs, in some cases representing a significant portion of the total assets purchased. If necessary, the Company may retain unsold securities issued in these transactions. Although not obligated, the Company generally makes a market in the securities issued by SPEs in these transactions. These beneficial interests are included in Trading assets and are measured at fair value.

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

Managed Real Estate Partnerships.    The Company sponsors funds that invest in real estate assets. Certain of these funds are classified as VIEs primarily because the Company has provided financial support through lending facilities and other means. The Company also serves as the general partner for these funds and owns limited partnership interests in them. These funds were consolidated at December 31, 2013 and December 31, 2012.

Investment Management Investment Funds.    The tables above do not include certain investments made by the Company held by entities qualifying for accounting purposes as investment companies.

Transfers of Assets with Continuing Involvement.

The following tables present information at December 31, 2013 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At December 31, 2013
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$29,723	$60,698	$19,155	$11,736
Retained interests (fair value):
Investment grade	$1	$102	$524	$—
Non-investment grade	136	95	—	1,319

Total retained interests (fair value)	$137	$197	$524	$1,319

Interests purchased in the secondary market (fair value):
Investment grade	$14	$170	$21	$350
Non-investment grade	41	97	—	68

Total interests purchased in the secondary market (fair value)	$55	$267	$21	$418

Derivative assets (fair value)	$1	$672	$—	$121
Derivative liabilities (fair value)	$—	$1	$—	$120

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$626	$1	$627
Non-investment grade	—	164	1,386	1,550

Total retained interests (fair value)	$—	$790	$1,387	$2,177

Interests purchased in the secondary market (fair value):
Investment grade	$—	$547	$8	$555
Non-investment grade	—	182	24	206

Total interests purchased in the secondary market (fair value)	$—	$729	$32	$761

Derivative assets (fair value)	$—	$615	$179	$794
Derivative liabilities (fair value)	$—	$110	$11	$121

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

In addition, in connection with its underwriting of CLO transactions for unaffiliated sponsors, in 2013 the Company sold corporate loans with an unpaid principal balance of $2.4 billion to those SPEs.

Net gains on sales of assets in securitization transactions at the time of the sale were not material in 2013, 2012 and 2011.

During 2013, 2012 and 2011, the Company received proceeds from new securitization transactions of $24.9 billion, $17.0 billion and $22.6 billion, respectively. During 2013, 2012 and 2011, the Company received proceeds from cash flows from retained interests in securitization transactions of $4.6 billion, $4.3 billion and $6.5 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 13).

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. If the transfer fails to meet these criteria, that transfer of financial assets is treated as a failed sale. In such case for transfers to VIEs and securitizations, the Company continues to recognize the assets in Trading assets, and the Company recognizes the associated liabilities in Other secured financings in the consolidated statements of financial condition (see Note 11).

The assets transferred to many unconsolidated VIEs in transactions accounted for as failed sales cannot be removed unilaterally by the Company and are not generally available to the Company. The related liabilities issued by many unconsolidated VIEs are non-recourse to the Company. In certain other failed sale transactions,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company has the unilateral right to remove assets or provide additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At December 31, 2013		At December 31, 2012
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Credit-linked notes	$48	$41	$283	$222
Equity-linked transactions	40	35	422	405
Other	157	156	29	28

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $8 million and $7 million at December 31, 2013 and December 31, 2012, respectively, and are included within Intangible assets and carried at fair value in the consolidated statements of financial condition.

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

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. Advances at December 31, 2013 and December 31, 2012 totaled approximately $110 million and $49 million, respectively. There were no allowances at December 31, 2013 and December 31, 2012.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at December 31, 2013 and December 31, 2012:

	At December 31, 2013
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$785	$775	$4,114
Amounts past due 90 days or greater (unpaid principal balance)(1)	$66	$44	$—
Percentage of amounts past due 90 days or greater(1)	8.5%	5.6%	—
Credit losses	$1	$17	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2012
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$821	$1,141	$4,760
Amounts past due 90 days or greater (unpaid principal balance)(1)	$86	$43	$—
Percentage of amounts past due 90 days or greater(1)	10.4%	3.8%	—
Credit losses	$3	$2	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

8.    Financing Receivables and Allowance for Credit Losses.

Loans.

The Company’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at lower of cost or fair value in the consolidated statements of financial condition. A description of the Company’s loan portfolio is described below.

•

Corporate. Corporate loans primarily include commercial and industrial lending used for general corporate purposes, working capital and liquidity, “event-driven” loans and lending commitments and asset-backed lending products. “Event-driven” loans support client merger, acquisition or recapitalization activities. Corporate lending is structured as revolving lines of credit, letter of credit facilities, term loans and bridge loans. Risk factors considered in determining the allowance for corporate loans include the borrower’s financial strength, seniority of the loan, collateral type, volatility of collateral value, debt cushion, covenants, counterparty type and, for lending commitments, the probability of drawdown.

•

Consumer. Consumer loans include unsecured loans and securities-based lending that allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of consumer loans are structured as revolving lines of credit and letter of credit facilities and are primarily offered through the Company’s Portfolio Loan Account program. The allowance methodology for unsecured loans considers the specific attributes of the loan as well as the borrower’s source of repayment. The allowance methodology for securities-based lending considers the collateral type underlying the loan (e.g., diversified securities, concentrated securities or restricted stock).

•

Residential Real Estate. Residential real estate loans mainly include non-conforming loans and home equity lines of credit. The allowance methodology for non-conforming residential mortgage loans considers several factors, including, but not limited to, loan-to-value ratio, FICO score, home price index, and delinquency status. The methodology for home equity lines of credit considers credit limits and utilization rates in addition to the factors considered for non-conforming residential mortgages.

•

Wholesale Real Estate. Wholesale real estate loans include owner-occupied loans and income-producing loans. The principal risk factors for determining the allowance for wholesale real estate loans are the underlying collateral type, loan-to-value ratio and debt service ratio.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s outstanding loans at December 31, 2013 and December 31, 2012 included the following:

	December 31, 2013			December 31, 2012
Loans by Product Type	Loans Held For Investment	Loans Held For Sale	Total Loans	Loans Held For Investment	Loans Held For Sale	Total Loans
	(dollars in millions)
Corporate loans	$13,263	$6,168	$19,431	$9,449	$4,987	$14,436
Consumer loans	11,577	—	11,577	7,618	—	7,618
Residential real estate loans	10,006	112	10,118	6,630	142	6,772
Wholesale real estate loans	1,855	49	1,904	326	—	326

Total loans, gross of allowance for loan losses	36,701	6,329	43,030	24,023	5,129	29,152
Allowance for loan losses	(156)	—	(156)	(106)	—	(106)

Total loans, net of allowance for loan losses(1)(2)	$36,545	$6,329	$42,874	$23,917	$5,129	$29,046

(1)	Amounts include loans that are made to foreign borrowers of $4,729 million and $4,531 million at December 31, 2013 and December 31, 2012, respectively.
(2)	See Note 13 for further information related to unfunded lending commitments.

The above table does not include loans held at fair value of $12,612 million and $17,311 million at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, loans held at fair value consisted of $9,774 million of Corporate loans, $1,434 million of Residential real estate loans and $1,404 million of Wholesale real estate loans. At December 31, 2012, loans held at fair value consisted of $13,350 million of Corporate loans, $1,870 million of Residential real estate loans and $2,091 million of Wholesale real estate loans. Loans held at fair value are recorded as Trading Assets in the Company’s consolidated statement of financial condition. See Note 4 for further information.

Credit Quality.

The Company’s Credit Risk Management department evaluates new obligors before credit transactions are initially approved, and at least annually thereafter for corporate and wholesale real estate loans. For corporate loans, credit evaluations typically involve the evaluation of financial statements, assessment of leverage, liquidity, capital strength, asset composition and quality, market capitalization and access to capital markets, cash flow projections and debt service requirements, and the adequacy of collateral, if applicable. Credit Risk Management will also evaluate strategy, market position, industry dynamics, obligor’s management and other factors that could affect the obligor’s risk profile. For wholesale real estate loans, the credit evaluation is focused on property and transaction metrics including property type, loan-to-value ratio, occupancy levels, debt service ratio, prevailing capitalization rates, and market dynamics. For residential real estate and consumer loans, the initial credit evaluation typically includes, but is not limited to, review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio, and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level. Consumer loan collateral values are monitored on an ongoing basis.

The Company utilizes the following credit quality indicators which are consistent with banking regulators’ definitions of criticized exposures, in its credit monitoring process for loans held for investment.

•

Pass. A credit exposure rated pass has a continued expectation of timely repayment, all obligations of the borrower are current, and the obligor complies with material terms and conditions of the lending agreement.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Special Mention. Extensions of credit that have potential weakness that deserve management’s close attention, and if left uncorrected may, at some future date, result in the deterioration of the repayment prospects or collateral position.

•

Substandard. Obligor has a well-defined weakness that jeopardizes the repayment of the debt and has a high probability of payment default with the distinct possibility that the Company will sustain some loss if noted deficiencies are not corrected.

•	Doubtful. Inherent weakness in the exposure makes the collection or repayment in full, based on existing facts, conditions and circumstances, highly improbable, and the amount of loss is uncertain.

•	Loss. Extensions of credit classified as loss are considered uncollectible and are charged off.

The following tables present credit quality indicators for the Company’s loans held for investment, gross of allowance for loan losses, by product type, at December 31, 2013 and December 31, 2012.

	December 31, 2013
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$12,893	$11,577	$9,992	$1,829	$36,291
Special Mention	189	—	—	16	205
Substandard	174	—	14	—	188
Doubtful	7	—	—	10	17
Loss	—	—	—	—	—

Total loans	$13,263	$11,577	$10,006	$1,855	$36,701

	December 31, 2012
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$9,410	$7,618	$6,629	$302	$23,959
Special Mention	6	—	—	24	30
Substandard	7	—	1	—	8
Doubtful	26	—	—	—	26
Loss	—	—	—	—	—

Total loans	$9,449	$7,618	$6,630	$326	$24,023

Allowance for Loan Losses and Impaired Loans.

The allowance for loan losses estimates probable losses related to loans specifically identified for impairment in addition to the probable losses inherent in the held for investment loan portfolio.

There are two components of the allowance for loan losses: the inherent allowance component and the specific allowance component.

The inherent allowance component of the allowance for loan losses is used to estimate the probable losses inherent in the loan portfolio and includes non-homogeneous loans that have not been identified as impaired and portfolios of smaller balance homogeneous loans. The Company maintains methodologies by loan product for

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculating an allowance for loan losses that estimates the inherent losses in the loan portfolio. Qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans may also be considered in the calculations. The allowance for loan losses is maintained at a level reasonable to ensure that it can adequately absorb the estimated probable losses inherent in the portfolio.

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a TDR, which have been specifically identified for impairment analysis by the Company and determined to be impaired. As of December 31, 2013 and 2012 the Company’s TDRs were not significant. For further information on allowance for loan losses, see Note 2.

The tables below provide detail on impaired loans, past due loans and allowances for the Company’s held for investment loans:

	December 31, 2013
Loans by Product Type	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$63	$—	$—	$10	$73
Impaired loans without allowance(1)	6	—	11	—	17
Impaired loans unpaid principal balance	69	—	11	10	90
Past due 90 days loans and on nonaccrual	7	—	11	10	28

	December 31, 2012
Loans by Product Type	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$19	$—	$1	$—	$20
Impaired loans without allowance(1)	14	—	—	—	14
Impaired loans unpaid principal balance	33	—	1	—	34
Past due 90 days loans and on nonaccrual	25	—	1	—	26

	December 31, 2013
Loans by Region	Americas	EMEA	Asia	Others	Total
	(dollars in millions)
Impaired loans	$90	$—	$—	$—	$90
Past due 90 days loans and on nonaccrual	28	—	—	—	28
Allowance for loan losses	123	28	3	2	156

	December 31, 2012
Loans by Region	Americas	EMEA	Asia	Others	Total
	(dollars in millions)
Impaired loans	$34	$—	$—	$—	$34
Past due 90 days loans and on nonaccrual	26	—	—	—	26
Allowance for loan losses	52	52	2	—	106

EMEA—Europe, Middle East and Africa.

(1)	At December 31, 2013 and 2012, no allowance was outstanding for these loans as the fair value of the collateral held exceeded or equaled the carrying value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total

	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2012	$96	$3	$5	$2	$106
Gross charge-offs	(13)	—	(2)	—	(15)
Gross recoveries	—	—	—	—	—

Net charge-offs	(13)	—	(2)	—	(15)

Provision for loan losses(1)	54	(2)	1	12	65

Balance at December 31, 2013	$137	$1	$4	$14	$156

Allowance for loan losses by impairment methodology:
Inherent	$126	$1	$4	$10	$141
Specific	11	—	—	4	15

Total allowance for loan losses at December 31, 2013	$137	$1	$4	$14	$156

Loans evaluated by impairment methodology(2):
Inherent	$13,194	$11,577	$9,995	$1,845	$36,611
Specific	69	—	11	10	90

Total loans evaluated at December 31, 2013	$13,263	$11,577	$10,006	$1,855	$36,701

Allowance for lending-related commitments:
Balance at December 31, 2012	$91	$—	$—	$1	$92
Provision for lending-related commitments(3)	44	—	—	1	45
Other	(10)	—	—	—	(10)

Balance at December 31, 2013	$125	$—	$—	$2	$127

Allowance for lending-related commitments by impairment methodology:
Inherent	$125	$—	$—	$2	$127
Specific	—	—	—	—	—

Total allowance for lending-related commitments at December 31, 2013	$125	$—	$—	$2	$127

Lending-related commitments evaluated by impairment methodology:
Inherent	$63,427	$2,151	$1,423	$207	$67,208
Specific	—	—	—	—	—

Total lending-related commitments evaluated at December 31, 2013	$63,427	$2,151	$1,423	$207	$67,208

(1)	The Company recorded $65 million of provision for loan losses within Other revenues for the year ended December 31, 2013.
(2)	Balances are gross of the allowance and represent recorded investment in the loans.
(3)	The Company recorded $45 million of provision for lending-related commitments within Other non-interest expenses for the year ended December 31, 2013.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total

	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2011	$14	$1	$1	$1	$17
Gross charge-offs	(11)	—	—	—	(11)
Gross recoveries	—	—	—	13	13

Net charge-offs	(11)	—	—	13	2

Provision for loan losses(1)	93	2	4	(12)	87

Balance at December 31, 2012	$96	$3	$5	$2	$106

Allowance for loan losses by impairment methodology:
Inherent	$94	$3	$5	$2	$104
Specific	2	—	—	—	2

Total allowance for loan losses at December 31, 2012	$96	$3	$5	$2	$106

Loans evaluated by impairment methodology(2):
Inherent	$9,416	$7,618	$6,629	$326	$23,989
Specific	33	—	1	—	34

Total loan evaluated at December 31, 2012	$9,449	$7,618	$6,630	$326	$24,023

Allowance for lending-related commitments:
Balance at December 31, 2011	$19	$3	$—	$2	$24
Provision for lending-related commitments(3)	72	(3)	—	(1)	68

Balance at December 31, 2012	$91	$—	$—	$1	$92

Allowance for lending-related commitments by impairment methodology:
Inherent	$87	$—	$—	$1	$88
Specific	4	—	—	—	4

Total allowance for lending-related commitments at December 31, 2012	$91	$—	$—	$1	$92

Lending-related commitments evaluated by impairment methodology:
Inherent	$44,079	$1,406	$712	$101	$46,298
Specific	47	—	—	—	47

Total lending-related commitments evaluated at December 31, 2012	$44,126	$1,406	$712	$101	$46,345

(1)	The Company recorded $87 million of provision for loan losses within Other revenues for the year ended December 31, 2012.
(2)	Balances are gross of the allowance and represent recorded investment in the loans.
(3)	The Company recorded $67 million of provision for lending-related commitments within Other non-interest expenses for the year ended December 31, 2012.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At December 31, 2013, the Company had $5,487 million of employee loans, net of an allowance of approximately $109 million. At December 31, 2012, the Company had $5,998 million of employee loans, net of an allowance of approximately $131 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At December 31, 2013, the balance of these loans was $100 million, net of an allowance of approximately $51 million. At December 31, 2012, the balance of these loans was $172 million, net of an allowance of approximately $108 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

Collateralized Transactions.

In certain instances, the Company enters into reverse repurchase agreements and securities borrowed transactions to acquire securities to cover short positions, to settle other securities obligations and to accommodate clients’ needs. The Company also engages in margin lending to clients that allows the client to borrow against the value of the qualifying securities and is included within Customer and other receivables in the consolidated statements of financial condition (see Note 6).

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values are generally determined by utilizing a discounted cash flow methodology or methodologies that incorporate price-to-book and price-to-earnings multiples of certain comparable companies.

The Company completed its annual goodwill impairment testing at July 1, 2013 and July 1, 2012. The Company’s impairment testing for each period did not indicate any goodwill impairment as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. Adverse market or economic events could result in impairment charges in future periods.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for 2013 and 2012, were as follows:

	Institutional Securities(1)	Wealth Management(1)	Investment Management	Total
	(dollars in millions)
Goodwill at December 31, 2011(2)	$343	$5,603	$740	$6,686
Foreign currency translation adjustments and other	(6)	35	—	29
Goodwill disposed of during the period(3)	—	(65)	—	(65)

Goodwill at December 31, 2012(2)	$337	$5,573	$740	$6,650
Foreign currency translation adjustments and other	(27)	—	—	(27)
Goodwill disposed of during the period(4)(5)	(17)	(11)	—	(28)

Goodwill at December 31, 2013(2)	$293	$5,562	$740	$6,595

(1)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.
(2)	The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Investment Management business segment, was $7,295 million and $7,350 million at December 31, 2013 and December 31, 2012, respectively.
(3)	The Wealth Management business segment activity represents goodwill disposed of in connection with the sale of Quilter (see Note 1).
(4)	In 2011, the Company announced that it had reached an agreement with the employees of its in-house quantitative proprietary trading unit, Process Driven Trading (“PDT”), within the Institutional Securities business segment, whereby PDT employees will acquire certain assets from the Company and launch an independent advisory firm. This transaction closed on January 1, 2013.
(5)	The Wealth Management business segment sold the U.K. operations of the Global Stock Plan Services business on May 31, 2013.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for 2013 and 2012 were as follows:

	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2011	$229	$3,641	$2	$3,872
Mortgage servicing rights (see Note 7)	122	11	—	133
Indefinite-lived intangible assets (see Note 2)	—	280	—	280

Net intangible assets at December 31, 2011	$351	$3,932	$2	$4,285

Amortizable net intangible assets at December 31, 2011	$229	$3,641	$2	$3,872
Foreign currency translation adjustments and other	5	1	—	6
Amortization expense	(17)	(322)	(1)	(340)
Impairment losses(1)	(4)	—	—	(4)
Increase due to Smith Barney tradename(2)	—	280	—	280
Intangible assets acquired during the period	4	—	—	4
Intangible assets disposed of during the period(3)	(42)	—	—	(42)

Amortizable net intangible assets at December 31, 2012	$175	$3,600	$1	$3,776
Mortgage servicing rights (see Note 7)	—	7	—	7

Net intangible assets at December 31, 2012	$175	$3,607	$1	$3,783

Amortizable net intangible assets at December 31, 2012	$175	$3,600	$1	$3,776
Foreign currency translation adjustments and other	—	(1)	—	(1)
Amortization expense(4)	(117)	(336)	—	(453)
Impairment losses(1)(5)	(2)	(42)	—	(44)

Amortizable net intangible assets at December 31, 2013	56	3,221	1	3,278
Mortgage servicing rights (see Note 7)	—	8	—	8

Net intangible assets at December 31, 2013	$56	$3,229	$1	$3,286

(1)	Impairment losses are recorded within Other expenses in the consolidated statements of income.
(2)	The Wealth Management business segment activity represents the reclassification of $280 million from an indefinite-lived to a finite-lived intangible asset (see Note 2).
(3)	The Institutional Securities business segment activity represents intangible assets disposed of in connection with the sale of a principal investment.
(4)	The Institutional Securities business segment activity primarily represents accelerated recovery of related intangible costs.
(5)	The Wealth Management business segment activity primarily represents an impairment charge related to management contracts associated with alternative investment funds.

	At December 31, 2013		At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Amortizable intangible assets:
Trademarks	$7	$3	$7	$3
Tradename	280	12	280	2
Customer relationships	4,058	1,177	4,058	923
Management contracts	268	146	313	116
Research	176	176	176	126
Other	192	189	192	80

Total amortizable intangible assets	$4,981	$1,703	$5,026	$1,250

Amortization expense associated with intangible assets is estimated to be approximately $286 million per year over the next five years.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Deposits.

Deposits were as follows:

	At December 31, 2013(1)	At December 31, 2012(1)
	(dollars in millions)
Savings and demand deposits(2)	$109,908	$80,058
Time deposits(3)	2,471	3,208

Total	$112,379	$83,266

(1)	Total deposits subject to the Federal Deposit Insurance Corporation (the “FDIC”) at December 31, 2013 and December 31, 2012 were $84 billion and $62 billion, respectively.
(2)	Amounts include non-interest bearing deposits of $1,037 million at December 31, 2012. There were no non-interest bearing deposits at December 31, 2013.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4).

The weighted average interest rates of interest bearing deposits outstanding during 2013, 2012 and 2011 were 0.2%, 0.3% and 0.4%, respectively.

Interest-bearing deposits maturing over the next five years are as follows: $112,329 million in 2014 and $50 million in 2015. The amount for 2014 includes $109,908 million of saving deposits, which have no stated maturity, and $2,421 million of time deposits.

At December 31, 2013 and December 31, 2012, the Company had $2,283 million and $1,718 million, respectively, of time deposits in denominations of $100,000 or more.

11.    Borrowings and Other Secured Financings.

Commercial Paper and Other Short-Term Borrowings.

The table below summarizes certain information regarding commercial paper and other short-term borrowings:

	December 31, 2013	December 31, 2012

	(dollars in millions)
Commercial Paper:
Balance at period-end	$8	$306
Average balance(1)	$155	$479
Weighted average interest rate on period-end balance(2)	10.4%	10.1%

Other Short-Term Borrowings(3)(4):
Balance at period-end	$2,134	$1,832
Average balance(1)	$1,872	$1,461

(1)	Average balances are calculated based upon weekly balances.
(2)	The weighted average interest rates at December 31, 2013 and 2012 were driven primarily by commercial paper issued in a foreign country in which typical funding rates are significantly higher than in the U.S.
(3)	These borrowings included bank loans, bank notes and structured notes with original maturities of 12 months or less.
(4)	Certain structured short-term borrowings are carried at fair value under the fair value option. See Note 4 for additional information.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Borrowings.

Maturities and Terms.    Long-term borrowings consisted of the following (dollars in millions):

	Parent Company		Subsidiaries		At December 31, 2013(3)(4)	At December 31, 2012
	Fixed Rate	Variable Rate(1)(2)	Fixed Rate	Variable Rate(1)(2)

Due in 2013	$—	$—	$—	$—	$—	$25,303
Due in 2014	11,665	10,830	18	1,680	24,193	21,751
Due in 2015	13,962	5,760	17	1,351	21,090	24,653
Due in 2016	11,521	9,621	43	1,959	23,144	19,984
Due in 2017	16,227	8,231	18	1,819	26,295	28,137
Due in 2018	10,689	2,886	18	1,715	15,308	7,733
Thereafter	34,748	7,165	440	1,192	43,545	42,010

Total	$98,812	$44,493	$554	$9,716	$153,575	$169,571

Weighted average coupon at period-end(5)	5.1%	1.0%	6.5%	0.7%	4.4%	4.4%

(1)	Variable rate borrowings bear interest based on a variety of money market indices, including LIBOR and Federal Funds rates.
(2)	Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.
(3)	Amounts include an increase of approximately $2.2 billion at December 31, 2013, to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges. The increase to the carrying value associated with fair value hedges by year due was approximately less than $0.1 billion due in 2014, $0.4 billion due in 2015, $0.5 billion due in 2016, $1.0 billion due in 2017, $0.3 billion due in 2018 and $(0.1) billion due thereafter.
(4)	Amounts include an increase of approximately $2.4 billion at December 31, 2013 to the carrying amounts of certain of the Company’s long-term borrowings for which the fair value option was elected (see Note 4).
(5)	Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected.

The Company’s long-term borrowings included the following components:

	At December 31, 2013	At December 31, 2012

	(dollars in millions)
Senior debt	$139,451	$158,899
Subordinated debt	9,275	5,845
Junior subordinated debentures	4,849	4,827

Total	$153,575	$169,571

During 2013, the Company issued and reissued notes with a principal amount of approximately $28 billion. This amount included the Company’s issuances of $2.0 billion in subordinated debt on November 22, 2013, $2.0 billion in subordinated debt on May 21, 2013, $3.7 billion in senior unsecured debt on April 25, 2013 and $4.5 billion in senior unsecured debt on February 25, 2013. During 2013, approximately $39 billion of notes matured or were retired.

During 2012, the Company issued and reissued notes with a principal amount of approximately $24 billion. During 2012, approximately $43 billion of notes matured or were retired.

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked, commodity-linked or linked to some other index (e.g., the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions that effectively allow the holders to put or extend the notes aggregated $1,175 million at December 31, 2013 and $1,131 million at December 31, 2012. In addition, separate agreements are entered into by the Company’s subsidiaries that effectively allow the holders to put the notes aggregated $353 million at December 31, 2013 and $1,895 million at December 31, 2012. Subordinated debt and junior subordinated debentures generally are issued to meet the capital requirements of the Company or its regulated subsidiaries and primarily are U.S. dollar denominated.

Senior Debt—Structured Borrowings.    The Company’s index-linked, equity-linked or credit-linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks, a specific equity security, a credit exposure or basket of credit exposures. To minimize the exposure resulting from movements in the underlying index, equity, credit or other position, the Company has entered into various swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. These instruments are included in the preceding table at their redemption values based on the performance of the underlying indices, baskets of stocks, or specific equity securities, credit or other position or index. The Company carries either the entire structured borrowing at fair value or bifurcates the embedded derivative and carries it at fair value. The swaps and purchased options used to economically hedge the embedded features are derivatives and also are carried at fair value. Changes in fair value related to the notes and economic hedges are reported in Trading revenues. See Note 4 for further information on structured borrowings.

Subordinated Debt and Junior Subordinated Debentures.    Included in the Company’s long-term borrowings are subordinated notes of $9,275 million having a contractual weighted average coupon of 4.69% at December 31, 2013 and $5,845 million having a weighted average coupon of 4.81% at December 31, 2012. Junior subordinated debentures outstanding by the Company were $4,849 million at December 31, 2013 and $4,827 million at December 31, 2012 having a contractual weighted average coupon of 6.37% at both December 31, 2013 and December 31, 2012. Maturities of the subordinated and junior subordinated notes range from 2014 to 2067. Maturities of certain junior subordinated debentures can be extended to 2052 at the Company’s option.

Asset and Liability Management.    In general, securities inventories that are not financed by secured funding sources and the majority of the Company’s assets are financed with a combination of deposits, short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. Fixed assets are generally financed with fixed rate long-term debt. The Company uses interest rate swaps to more closely match these borrowings to the duration, holding period and interest rate characteristics of the assets being funded and to manage interest rate risk. These swaps effectively convert certain of the Company’s fixed rate borrowings into floating rate obligations. In addition, for non-U.S. dollar currency borrowings that are not used to fund assets in the same currency, the Company has entered into currency swaps that effectively convert the borrowings into U.S. dollar obligations. The Company’s use of swaps for asset and liability management affected its effective average borrowing rate as follows:

	2013	2012	2011
Weighted average coupon of long-term borrowings at period-end(1)	4.4%	4.4%	4.0%
Effective average borrowing rate for long-term borrowings after swaps at period-end(1)	2.2%	2.3%	1.9%

(1)	Included in the weighted average and effective average calculations are non-U.S. dollar interest rates.

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

The Company’s other secured financings consisted of the following:

	At December 31, 2013	At December 31, 2012
	(dollars in millions)
Secured financings with original maturities greater than one year	$9,750	$14,431
Secured financings with original maturities one year or less(1)	4,233	641
Failed sales(2)	232	655

Total(3)	$14,215	$15,727

(1)	At December 31, 2013, amount includes approximately $3,899 million of variable rate financings and approximately $334 million in fixed rate financings.
(2)	For more information on failed sales, see Note 7.
(3)	Amounts include $5,206 million and $9,466 million at fair value at December 31, 2013 and December 31, 2012, respectively.

Maturities and Terms:    Secured financings with original maturities greater than one year consisted of the following:

	Fixed Rate	Variable Rate(1)(2)	At December 31, 2013	At December 31, 2012
	(dollars in millions)
Due in 2013	$—	$—	$—	$8,528
Due in 2014	466	3,034	3,500	2,868
Due in 2015	29	1,877	1,906	960
Due in 2016	216	2,726	2,942	429
Due in 2017	—	160	160	181
Due in 2018	—	675	675	667
Thereafter	229	338	567	798

Total	$940	$8,810	$9,750	$14,431

Weighted average coupon rate at period-end(3)	2.4%	1.3%	1.4%	1.4%

(1)	Variable rate borrowings bear interest based on a variety of indices, including LIBOR.
(2)	Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.
(3)	Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes secured financings that are linked to non-interest indices.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities and Terms:    Failed sales consisted of the following:

	At December 31, 2013	At December 31, 2012
	(dollars in millions)
Due in 2013	$—	$479
Due in 2014	100	17
Due in 2015	57	7
Due in 2016	36	136
Due in 2017	24	14
Due in 2018	—	—
Thereafter	15	2

Total	$232	$655

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

In connection with its derivative activities, the Company generally enters into master netting agreements and collateral agreements with its counterparties. These agreements provide the Company with the right, in the event of a default by the counterparty (such as bankruptcy or a failure to pay or perform), to net a counterparty’s rights and obligations under the agreement and to liquidate and set off collateral against any net amount owed by the counterparty. However, in certain circumstances: the Company may not have such an agreement in place; the relevant insolvency regime (which is based on the type of counterparty entity and the jurisdiction of organization of the counterparty) may not support the enforceability of the agreement; or the Company may not have sought legal advice to support the enforceability of the agreement. In cases where the Company has not determined an agreement to be enforceable, the related amounts are not offset in the tabular disclosures below. The Company’s policy is generally to receive securities and cash posted as collateral (with rights of rehypothecation), irrespective of the enforceability determination regarding the master netting and collateral agreement. In certain cases, the Company may agree for such collateral to be posted to a third-party custodian under a control agreement that enables the Company to take control of such collateral in the event of a counterparty default. The enforceability of the master netting agreement is taken into account in the Company’s risk management practices and application of counterparty credit limits. The following tables present information about the offsetting of derivative instruments and related collateral amounts. See information related to offsetting of certain collateralized transactions in Note 6.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$404,352	$(378,459)	$25,893	$(8,785)	$(132)	$16,976
Cleared OTC(4)	267,057	(266,419)	638	—	—	638
Exchange traded	31,609	(25,673)	5,936	—	—	5,936

Total derivative assets	$703,018	$(670,551)	$32,467	$(8,785)	$(132)	$23,550

Derivative liabilities
Bilateral OTC	$386,199	$(361,059)	$25,140	$(5,365)	$(136)	$19,639
Cleared OTC(4)	266,559	(265,378)	1,181	—	(372)	809
Exchange traded	33,113	(25,673)	7,440	(651)	—	6,789

Total derivative liabilities	$685,871	$(652,110)	$33,761	$(6,016)	$(508)	$27,237

(1)	Amounts include $8.7 billion of derivative assets and $7.3 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

	At December 31, 2012
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$604,713	$(573,844)	$30,869	$(7,691)	$(232)	$22,946
Cleared OTC(4)	375,233	(374,546)	687	—	—	687
Exchange traded	24,305	(19,664)	4,641	—	—	4,641

Total derivative assets	$1,004,251	$(968,054)	$36,197	$(7,691)	$(232)	$28,274

Derivative Liabilities
Bilateral OTC	$578,018	$(547,285)	$30,733	$(7,871)	$(64)	$22,798
Cleared OTC(4)	374,960	(374,866)	94	—	(23)	71
Exchange traded	25,795	(19,664)	6,131	(1,028)	—	5,103

Total derivative liabilities	$978,773	$(941,815)	$36,958	$(8,899)	$(87)	$27,972

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts include $7.2 billion of derivative assets and $7.3 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

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

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at December 31, 2013 and December 31, 2012, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Trading Assets at December 31, 2013(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post- Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$300	$752	$1,073	$3,664	$(3,721)	$2,068	$1,673
AA	2,687	3,145	3,377	9,791	(13,515)	5,485	3,927
A	7,382	8,428	9,643	17,184	(35,644)	6,993	4,970
BBB	2,617	3,916	3,228	13,693	(16,191)	7,263	4,870
Non-investment grade	2,053	2,980	1,372	2,922	(4,737)	4,590	2,174

Total	$15,039	$19,221	$18,693	$47,254	$(73,808)	$26,399	$17,614

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OTC Derivative Products—Trading Assets at December 31, 2012(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$353	$551	$1,299	$6,121	$(4,851)	$3,473	$3,088
AA	2,125	3,635	2,958	10,270	(12,761)	6,227	4,428
A	6,643	9,596	14,228	29,729	(50,722)	9,474	7,638
BBB	2,673	3,970	3,704	18,586	(21,713)	7,220	5,754
Non-investment grade	2,091	2,855	2,142	4,538	(6,696)	4,930	2,725

Total	$13,885	$20,607	$24,331	$69,244	$(96,743)	$31,324	$23,633

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Hedges.    The Company may utilize forward foreign exchange contracts to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. No hedge ineffectiveness is recognized in earnings since the notional amounts of the hedging instruments equal the portion of the investments being hedged and the currencies being exchanged are the functional currencies of the parent and investee. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within AOCI. The forward points on the hedging instruments are recorded in Interest income.

During 2012, the Company recognized an out-of-period pre-tax gain of approximately $109 million in the Institutional Securities business segment’s Other sales and trading net revenues related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain non-U.S. dollar-denominated subsidiaries. The Company has evaluated the effects of the incorrect application of hedge accounting, both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements. Subsequent to the identification of the incorrect application of net investment hedge accounting, the Company has appropriately redesignated the forward foreign exchange contracts and reapplied hedge accounting (see Note 15 for further information).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value and Notional of Derivative Instruments.    The following tables summarize the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract and the platform on which these instruments are traded or cleared on a gross basis. Fair values of derivative contracts in an asset position are included in Trading assets, and fair values of derivative contracts in a liability position are reflected in Trading liabilities in the consolidated statements of financial condition (see Note 4):

	Derivative Assets
	At December 31, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$4,729	$287	$—	$5,016	$54,696	$14,685	$—	$69,381
Foreign exchange contracts	236	—	—	236	6,694	—	—	6,694

Total derivatives designated as accounting hedges	4,965	287	—	5,252	61,390	14,685	—	76,075

Derivatives not designated as accounting hedges(2):
Interest rate contracts	262,697	261,348	291	524,336	6,206,450	11,854,610	856,137	18,917,197
Credit contracts	39,054	5,292	—	44,346	1,244,004	240,781	—	1,484,785
Foreign exchange contracts	61,383	130	52	61,565	1,818,429	9,634	9,783	1,837,846
Equity contracts	26,104	—	28,001	54,105	294,524	—	437,842	732,366
Commodity contracts	10,106	—	3,265	13,371	144,981	—	139,433	284,414
Other	43	—	—	43	3,198	—	—	3,198

Total derivatives not designated as accounting hedges	399,387	266,770	31,609	697,766	9,711,586	12,105,025	1,443,195	23,259,806

Total derivatives	$404,352	$267,057	$31,609	$703,018	$9,772,976	$12,119,710	$1,443,195	$23,335,881
Cash collateral netting	(48,540)	(3,462)	—	(52,002)	—	—	—	—
Counterparty netting	(329,919)	(262,957)	(25,673)	(618,549)	—	—	—	—

Total derivative assets	$25,893	$638	$5,936	$32,467	$9,772,976	$12,119,710	$1,443,195	$23,335,881

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities
	At December 31, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$570	$614	$—	$1,184	$2,642	$12,667	$—	$15,309
Foreign exchange contracts	258	5	—	263	5,970	503	—	6,473

Total derivatives designated as accounting hedges	828	619	—	1,447	8,612	13,170	—	21,782

Derivatives not designated as accounting hedges(2):
Interest rate contracts	244,906	261,011	228	506,145	6,035,757	11,954,325	1,067,894	19,057,976
Credit contracts	37,835	4,791	—	42,626	1,099,483	213,900	—	1,313,383
Foreign exchange contracts	61,635	138	23	61,796	1,897,400	10,505	3,106	1,911,011
Equity contracts	31,483	—	29,412	60,895	341,232	—	464,622	805,854
Commodity contracts	9,436	—	3,450	12,886	138,784	—	120,556	259,340
Other	76	—	—	76	4,659	—	—	4,659

Total derivatives not designated as accounting hedges	385,371	265,940	33,113	684,424	9,517,315	12,178,730	1,656,178	23,352,223

Total derivatives	$386,199	$266,559	$33,113	$685,871	$9,525,927	$12,191,900	$1,656,178	$23,374,005
Cash collateral netting	(31,139)	(2,422)	—	(33,561)	—	—	—	—
Counterparty netting	(329,920)	(262,956)	(25,673)	(618,549)	—	—	—	—

Total derivative liabilities	$25,140	$1,181	$7,440	$33,761	$9,525,927	$12,191,900	$1,656,178	$23,374,005

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $426 billion and $729 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $879 million and $27 million is included in Customer and other receivables and Customer and other payables, respectively, on the consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Assets
	At December 31, 2012
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$8,046	$301	$—	$8,347	$66,916	$8,199	$—	$75,115
Foreign exchange contracts	367	—	—	367	10,291	—	—	10,291

Total derivatives designated as accounting hedges	8,413	301	—	8,714	77,207	8,199	—	85,406

Derivatives not designated as accounting hedges(2):
Interest rate contracts	443,523	371,789	142	815,454	8,029,510	10,096,252	776,130	18,901,892
Credit contracts	65,168	3,099	—	68,267	1,734,907	197,879	—	1,932,786
Foreign exchange contracts	52,349	44	34	52,427	1,831,385	3,834	5,967	1,841,186
Equity contracts	19,916	—	18,684	38,600	258,484	—	329,216	587,700
Commodity contracts	15,201	—	5,445	20,646	164,842	—	176,714	341,556
Other	143	—	—	143	4,908	—	—	4,908

Total derivatives not designated as accounting hedges	596,300	374,932	24,305	995,537	12,024,036	10,297,965	1,288,027	23,610,028

Total derivatives	$604,713	$375,233	$24,305	$1,004,251	$12,101,243	$10,306,164	$1,288,027	$23,695,434
Cash collateral netting	(68,024)	(1,224)	—	(69,248)	—	—	—	—
Counterparty netting	(505,820)	(373,322)	(19,664)	(898,806)	—	—	—	—

Total derivative assets	$30,869	$687	$4,641	$36,197	$12,101,243	$10,306,164	$1,288,027	$23,695,434

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities
	At December 31, 2012
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$167	$1	$—	$168	$2,000	$660	$—	$2,660
Foreign exchange contracts	319	—	—	319	17,156	—	—	17,156

Total derivatives designated as accounting hedges	486	1	—	487	19,156	660	—	19,816

Derivatives not designated as accounting hedges(2):
Interest rate contracts	422,864	370,856	216	793,936	7,726,241	9,945,979	1,994,947	19,667,167
Credit contracts	60,420	4,074	—	64,494	1,645,464	222,343	—	1,867,807
Foreign exchange contracts	56,062	29	3	56,094	1,878,597	3,473	4,003	1,886,073
Equity contracts	22,239	—	19,631	41,870	257,340	—	329,858	587,198
Commodity contracts	15,886	—	5,945	21,831	169,189	—	155,912	325,101
Other	61	—	—	61	5,161	—	—	5,161

Total derivatives not designated as accounting hedges	577,532	374,959	25,795	978,286	11,681,992	10,171,795	2,484,720	24,338,507

Total derivatives	$578,018	$374,960	$25,795	$978,773	$11,701,148	$10,172,455	$2,484,720	$24,358,323
Cash collateral netting	(41,465)	(1,544)	—	(43,009)	—	—	—	—
Counterparty netting	(505,820)	(373,322)	(19,664)	(898,806)	—	—	—	—

Total derivative liabilities	$30,733	$94	$6,131	$36,958	$11,701,148	$10,172,455	$2,484,720	$24,358,323

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $368 billion and $1,476 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $1,073 million and $24 million is included in Customer and other receivables and Customer and other payables, respectively, on the consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for 2013, 2012 and 2011.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
Product Type	2013	2012	2011
	(dollars in millions)
Derivatives	$(4,332)	$29	$3,415
Borrowings	5,604	703	(2,549)

Total	$1,272	$732	$866

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
Product Type	2013	2012(1)	2011
	(dollars in millions)
Foreign exchange contracts(2)	$448	$102	$180

Total	$448	$102	$180

(1)	A gain of $77 million, net of tax, related to net investment hedges was reclassified from other comprehensive income into income during 2012. The amount primarily related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts (see above for further information).
(2)	Losses of $154 million, $235 million and $220 million were recognized in income related to amounts excluded from hedge effectiveness testing during 2013, 2012 and 2011.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for 2013, 2012 and 2011:

	Gains (Losses) Recognized in Income(1)(2)
Product Type	2013	2012	2011
	(dollars in millions)
Interest rate contracts	$(608)	$2,930	$5,538
Credit contracts	74	(722)	38
Foreign exchange contracts	4,546	(340)	(2,982)
Equity contracts	(9,193)	(1,794)	3,880
Commodity contracts	772	387	500
Other contracts	(90)	1	(51)

Total derivative instruments	$(4,499)	$462	$6,923

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading revenues in the consolidated statements of income.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading revenues in the consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $32 million and $53 million at December 31, 2013 and December 31, 2012, respectively, and a notional value of $2,140 million and $2,178 million at December 31, 2013 and December 31, 2012, respectively. The Company recognized losses of $27 million, gains of $12 million and losses of $21 million related to changes in the fair value of its bifurcated embedded derivatives for 2013, 2012 and 2011, respectively.

At December 31, 2013 and December 31, 2012, the amount of payables associated with cash collateral received that was netted against derivative assets was $52.0 billion and $69.2 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $33.6 billion and $43.0 billion, respectively. Cash collateral receivables and payables of $10 million and $13 million, respectively, at December 31, 2013 and $158 million and $34 million, respectively, at December 31, 2012, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At December 31, 2013, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $21,176 million, for which the Company has posted collateral of $18,714 million, in the normal course of business. The additional collateral or termination payments which may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). At December 31, 2013, for such OTC trading agreements, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,244 million and an incremental $2,924 million, respectively. Of these amounts, $2,771 million at December 31, 2013 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at December 31, 2013 and December 31, 2012:

	At December 31, 2013
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$799,838	$(9,349)	$758,536	$8,564
Index and basket credit default swaps	454,355	(3,756)	361,961	2,827
Tranched index and basket credit default swaps	146,597	(3,889)	276,881	3,883

Total	$1,400,790	$(16,994)	$1,397,378	$15,274

	At December 31, 2012
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$1,069,474	$2,889	$1,029,543	$(2,456)
Index and basket credit default swaps	551,630	5,664	454,800	(5,124)
Tranched index and basket credit default swaps	272,088	2,330	423,058	(7,076)

Total	$1,893,192	$10,883	$1,907,401	$(14,656)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at December 31, 2013:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,546	$8,661	$12,128	$1,282	$23,617	$(145)
AA	9,443	24,158	25,310	4,317	63,228	(845)
A	45,663	53,755	44,428	4,666	148,512	(2,704)
BBB	103,143	122,382	112,950	20,491	358,966	(4,294)
Non-investment grade	60,254	77,393	61,088	6,780	205,515	(1,361)

Total	220,049	286,349	255,904	37,536	799,838	(9,349)

Index and basket credit default swaps(3):
AAA	14,890	40,522	30,613	2,184	88,209	(1,679)
AA	3,751	4,127	4,593	6,006	18,477	(275)
A	2,064	2,263	11,633	36	15,996	(418)
BBB	5,974	29,709	74,982	3,847	114,512	(2,220)
Non-investment grade	67,108	157,149	122,516	16,985	363,758	(3,053)

Total	93,787	233,770	244,337	29,058	600,952	(7,645)

Total credit default swaps sold	$313,836	$520,119	$500,241	$66,594	$1,400,790	$(16,994)

Other credit contracts(4)(5)	$75	$441	$529	$816	$1,861	$(457)

Total credit derivatives and other credit contracts	$313,911	$520,560	$500,770	$67,410	$1,402,651	$(17,451)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $1.1 trillion and $1.5 trillion at December 31, 2013 and December 31, 2012, respectively, compared with a notional amount of approximately $1.3 trillion and $1.6 trillion at December 31, 2013 and December 31, 2012, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending at December 31, 2013 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at December 31, 2013
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$389	$1	$—	$1	$391
Investment activities	518	70	30	447	1,065
Primary lending commitments—investment grade(1)	7,695	14,674	36,224	798	59,391
Primary lending commitments—non-investment grade(1)	1,657	5,402	10,066	2,119	19,244
Secondary lending commitments(2)	44	38	10	72	164
Commitments for secured lending transactions	1,094	166	—	—	1,260
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	44,890	—	—	—	44,890
Commercial and residential mortgage-related commitments	1,199	48	301	313	1,861
Underwriting commitments	588	—	—	—	588
Other lending commitments	2,660	340	193	128	3,321

Total	$60,734	$20,739	$46,824	$3,878	$132,175

(1)	This amount includes $49.4 billion of investment grade and $12 billion of non-investment grade unfunded commitments accounted for as held for investment and $3.5 billion of investment grade and $4.6 billion of non-investment grade unfunded commitments accounted for as held for sale at December 31, 2013. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the consolidated statements of financial condition (see Note 4).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to December 31, 2013 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at December 31, 2013, $42.9 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $1.1 billion.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lending Commitments.    Primary lending commitments are those that are originated by the Company whereas secondary lending commitments are purchased from third parties in the market. The commitments include lending commitments that are made to investment grade and non-investment grade companies in connection with corporate lending and other business activities.

Commitments for Secured Lending Transactions.    Secured lending commitments are extended by the Company to companies and are secured by real estate or other physical assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.

Forward Starting Reverse Repurchase Agreements.    The Company has entered into forward starting securities purchased under agreements to resell (agreements that have a trade date at or prior to December 31, 2013 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations.

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

Other Lending Commitments.    Other commitments generally include commercial lending commitments to small businesses and commitments related to securities-based lending activities in connection with the Company’s Wealth Management business segment.

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

Premises and Equipment.    The Company has non-cancelable operating leases covering premises and equipment (excluding commodities operating leases, shown separately). At December 31, 2013, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows (dollars in millions):

Year Ended	Operating Premises Leases
2014	$672
2015	656
2016	621
2017	554
2018	481
Thereafter	2,712

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total of minimum rentals to be received in the future under non-cancelable operating subleases at December 31, 2013 was $107 million.

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $742 million, $765 million and $781 million in 2013, 2012 and 2011, respectively.

In connection with its commodities business, the Company enters into operating leases for both crude oil and refined products storage and for vessel charters. At December 31, 2013, future minimum rental commitments under such leases were as follows (dollars in millions):

Year Ended	Operating Equipment Leases
2014	$239
2015	149
2016	92
2017	87
2018	76
Thereafter	98

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at December 31, 2013:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$313,836	$520,119	$500,241	$66,594	$1,400,790	$(16,994)	$—
Other credit contracts	75	441	529	816	1,861	(457)	—
Non-credit derivative contracts(1)	1,249,932	794,776	353,559	474,921	2,873,188	54,098	—
Standby letters of credit and other financial guarantees issued(2)(3)	1,024	812	1,205	5,652	8,693	(208)	7,016
Market value guarantees	—	112	83	515	710	7	106
Liquidity facilities	2,328	—	—	—	2,328	(4)	3,042
Whole loan sales representations and warranties	—	—	—	23,755	23,755	56	—
Securitization representations and warranties	—	—	—	67,249	67,249	82	—
General partner guarantees	42	41	62	301	446	73	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 12.
(2)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Trading assets or Trading liabilities in the consolidated statements of financial condition.
(3)	Amounts include guarantees issued by consolidated real estate funds sponsored by the Company of approximately $13.8 million. These guarantees relate to obligations of the fund’s investee entities, including guarantees related to capital expenditures and principal and interest debt payments.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Whole Loan Sale Guarantees.    The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain whole loan sales. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company’s maximum potential payout related to such representations and warranties is equal to the current unpaid principal balance (“UPB”) of such loans. The Company has information on the current UPB only when it services the loans. The amount included in the above table for the maximum potential payout of $23.8 billion includes the current UPB where known ($4.8 billion) and the UPB at the time of sale ($18.9 billion) when the current UPB is not known. The UPB at the time of the sale of all loans covered by these representations and warranties was approximately $44.9 billion. The related liability primarily relates to sales of loans to the federal mortgage agencies.

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

Between 2004 and 2013, the Company sponsored approximately $148.0 billion of RMBS primarily containing U.S. residential loans that are outstanding at December 31, 2013. Of that amount, the Company made representations and warranties concerning approximately $47.0 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21.0 billion of loans. At December 31, 2013, the Company had recorded $82 million in the consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these residential mortgages. At December 31, 2013, the current UPB for all the residential assets subject to such representations and warranties was approximately $17.2 billion and the cumulative losses associated with U.S. RMBS were approximately $13.5 billion. The Company did not make, or otherwise agree to be responsible for the representations and warranties made by third party sellers on approximately $79.9 billion of residential loans that it securitized during that time period. The Company has not sponsored any U.S. RMBS transactions since 2007.

The Company also made representations and warranties in connection with its role as an originator of certain commercial mortgage loans that it securitized in CMBS. Between 2004 and 2013, the Company originated approximately $50.6 billion and $13.0 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that were placed into CMBS sponsored by the Company that are outstanding at December 31, 2013. At December 31, 2013, the Company had not accrued any amounts in the consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these commercial mortgages. At December 31, 2013, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties was $33.0 billion. For the non-U.S. commercial mortgage loans, the amount included in the above table for the maximum potential payout includes the current UPB when known of $3.0 billion and the UPB at the time of sale when the current UPB is not known of $0.4 billion.

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives certain distributions from the partnerships related to achieving certain return hurdles

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

according to the provisions of the partnership agreements. The Company, from time to time, may be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations.

Other Guarantees and Indemnities.

In the normal course of business, the Company provides guarantees and indemnifications in a variety of commercial transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications are described below.

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Capital Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Capital Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 11.

•

Indemnities.    The Company provides standard indemnities to counterparties for certain contingent exposures and taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions, certain annuity products and other financial arrangements. These indemnity payments could be required based on a change in the tax laws or a change in interpretation of applicable tax rulings or a change in factual circumstances. Certain contracts contain provisions that enable the Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated.

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

Contingencies.

Legal.    In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, residential mortgage and credit crisis related matters. Over the last several years, the level of litigation and investigatory activity (both formal and informal) by government and self-regulatory agencies has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief and, while the Company has identified below any individual proceedings where the Company believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be probable or possible and reasonably estimable losses.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. The Company expects future litigation accruals in general to continue to be elevated and the changes in accruals from period to period may fluctuate significantly, given the current environment regarding government investigations and private litigation affecting global financial services firms, including the Company.

The Company incurred litigation expenses of approximately $1,952 million in 2013, $513 million in 2012 and $151 million in 2011. The litigation expenses incurred in 2013 were primarily due to settlements and reserve additions related to various matters, including the Company’s February 7, 2014 agreement to settle the Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. litigation for $1,250 million, the Company’s January 30, 2014 agreement in principle with the Staff of the Enforcement Division of the U.S. Securities and Exchange Commission (the “SEC”) to resolve an investigation related to certain subprime RMBS transactions for $275 million, the Company’s February 11, 2014 agreement to settle the Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. litigation, and the Company’s January 23, 2014 agreement in principle to settle the Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. litigation, which were reflected within the Institutional Securities business segment.

In many proceedings and investigations, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal proceedings and investigations, the Company cannot reasonably estimate such losses, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or governmental entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved, including through potentially lengthy discovery and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and by addressing novel or unsettled legal questions relevant to the proceedings or investigations in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for a proceeding or investigation.

For certain other legal proceedings and investigations, the Company can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the Company’s consolidated financial statements as a whole, other than the matters referred to in the following paragraphs.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. The Company is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The Company filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. The Company filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 8, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. On October 9, 2012, the Company filed a motion to dismiss the complaint. On August 16, 2013, the court granted in part and denied in part the Company’s motion to dismiss the complaint. On September 17, 2013, the Company filed its answer to the complaint. On September 26, 2013, and October 7, 2013, the Company and the plaintiffs, respectively, filed notices of appeal with respect to the court’s August 16, 2013 decision. The plaintiff is seeking, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $527 million, plus pre- and post-interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

14.    Regulatory Requirements.

Morgan Stanley.    The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for MSBNA and MSPBNA.

As of December 31, 2013, the Company calculated its capital ratios and risk-weighted assets (“RWAs”) in accordance with the existing capital adequacy standards for financial holding companies adopted by the Federal Reserve. These existing capital standards are based upon a framework described in the “International Convergence of Capital Measurement and Capital Standards,” July 1988, as amended, also referred to as Basel I. In December 2007, the U.S. banking regulators published final regulations incorporating the Basel II Accord, which requires internationally active U.S. banking organizations, as well as certain of their U.S. bank subsidiaries, to implement Basel II standards over the next several years.

In December 2010, the Basel Committee reached an agreement on Basel III. In July 2013, the U.S. banking regulators promulgated final rules to implement many aspects of Basel III (the “U.S. Basel III final rule”). The U.S. Basel III final rule contains new capital standards that raise capital requirements, strengthen counterparty credit risk capital requirements, introduce a leverage ratio as a supplemental measure to the risk-based ratio and replace the use of externally developed credit ratings with alternatives such as the Organisation for Economic Co-operation and Development’s country risk classifications. Under the U.S. Basel III final rule, the Company is subject, on a fully phased in basis, to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 8%. The Company is also subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed, up to a 2.5% Common Equity Tier 1 countercyclical buffer on a fully phased-in basis by 2019. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. In addition, certain new items will be deducted from Common Equity Tier 1 capital and certain existing deductions will be modified. The majority of these capital deductions is subject to a phase-in schedule and will be fully phased-in by 2018. Under the U.S. Basel III final rule, unrealized gains and losses on available-for-sale securities will be reflected in Common Equity Tier 1 capital, subject to a phase-in schedule. The U.S. Basel III final rule also subjects certain banking organizations, including the Company, to a minimum supplementary leverage ratio of 3%. The Company became subject to the U.S. Basel III final rule beginning on January 1, 2014. Certain requirements in the U.S. Basel III final rule, including the minimum risk-based capital ratios and new capital buffers, will be phased in over several years.

U.S. banking regulators have published final regulations implementing a provision of the Dodd-Frank Act requiring that certain institutions supervised by the Federal Reserve, including the Company, be subject to minimum capital requirements that are not less than the generally applicable risk-based capital

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements. Currently, this minimum “capital floor” is based on Basel I. Beginning on January 1, 2015, the U.S. Basel III final rule will replace the current Basel I-based “capital floor” with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes. The “capital floor” applies to the calculation of minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed, the countercyclical capital buffer. Accordingly, the methods for calculating the Company’s capital ratios will change as the U.S. Basel III final rule’s revisions to the numerator and denominator are phased in and following the Company’s completion of the U.S. Basel III advanced approach parallel run period. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile.

On January 1, 2013, the U.S. banking regulators’ rules to implement the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, became effective, which increased the capital requirements for securitizations and correlation trading within the Company’s trading book as well as incorporated add-ons for stressed Value-at-Risk (“VaR”) and incremental risk requirements (“market risk capital framework amendment”).

At December 31, 2013, the Company’s capital levels calculated under Basel I, inclusive of the market risk capital framework amendment, were in excess of well-capitalized levels with ratios of Tier 1 capital to RWAs of 15.7% and total capital to RWAs of 16.9% (6% and 10% being well-capitalized for regulatory purposes, respectively). The Company’s ratio of Tier 1 common capital to RWAs was 12.8% (5% under stressed conditions is the current minimum under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) framework). Financial holding companies, including the Company, are subject to a Tier 1 leverage ratio defined by the Federal Reserve. Consistent with the Federal Reserve’s definition, the Company calculated its Tier 1 leverage ratio as Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets and financial and non-financial equity investments). The adjusted average total assets are derived using weekly balances for the period. At December 31, 2013, the Company was in compliance with the Federal Reserve’s Tier 1 leverage requirement, with a Tier 1 leverage ratio of 7.6% (5% is the current well-capitalized standard for regulatory purposes).

The following table summarizes the capital measures for the Company:

	December 31, 2013		December 31, 2012
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Tier 1 common capital(1)	$49,917	12.8%	$44,794	14.6%
Tier 1 capital(1)	61,007	15.7%	54,360	17.7%
Total capital(1)	66,000	16.9%	56,626	18.5%
RWAs(1)	389,675	—	306,746	—
Adjusted average total assets	805,838	—	769,495	—
Tier 1 leverage	—	7.6%	—	7.1%

(1)	Effective January 1, 2013, in accordance with the U.S. banking regulators’ rules the Company implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, which increased the capital requirement for securitizations and correlation trading within the Company’s trading book as well as incorporated add-ons for stressed VaR and incremental risk requirements. Under the market risk capital framework amendment, total RWAs would have been approximately $424 billion at December 31, 2012. At December 31, 2012, the capital ratios would have been approximately as follows: Total capital ratio 13.4%, Tier 1 common capital ratio 10.6% and Tier 1 capital ratio 12.8%.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2013, the Company’s U.S. bank operating subsidiaries met all capital adequacy requirements to which they are subject and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. bank operating subsidiaries’ category.

The table below sets forth the capital information for the Company’s U.S. bank operating subsidiaries, which are U.S. depository institutions, calculated in a manner consistent with the guidelines described under Basel I in 2012. In 2013, the RWAs disclosed reflect the implementation of the market risk capital framework amendment, commonly referred to as “Basel 2.5”, which became effective on January 1, 2013.

	December 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(dollars in millions)
Total capital (to RWAs):
MSBNA(1)	$12,468	16.5%	$11,509	16.7%
MSPBNA	$2,184	26.6%	$1,673	28.8%
Tier 1 capital (to RWAs):
MSBNA(1)	$10,805	14.3%	$9,918	14.4%
MSPBNA	$2,177	26.5%	$1,665	28.7%
Tier 1 leverage:
MSBNA	$10,805	10.6%	$9,918	13.3%
MSPBNA	$2,177	9.7%	$1,665	10.6%

(1)	MSBNA’s Tier 1 capital ratio and Total capital ratio at December 31, 2012 were each reduced by approximately 50 basis points due to an approximate $2.0 billion adjustment to notional value of derivatives contracts, which resulted in an increase to MSBNA’s RWAs by such amount.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average total assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At December 31, 2013 and December 31, 2012, the Company’s U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission (the “CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $7,201 million and $7,820 million at December 31, 2013 and December 31, 2012, respectively, which exceeded the amount required by $5,627 million and $6,453 million, respectively. MS&Co. is required to hold tentative net

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At December 31, 2013, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB LLC is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $3,489 million and $2,167 million at December 31, 2013 and December 31, 2012, respectively, which exceeded the amount required by $3,308 million and $2,017 million, respectively.

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

Morgan Stanley Derivative Products Inc. (“MSDP”), a derivative products subsidiary rated A3 by Moody’s and AA- by S&P, maintains certain operating restrictions that have been reviewed by Moody’s and S&P. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At December 31, 2013 and 2012, approximately $21.9 billion and $17.6 billion, respectively, of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the parent company.

15.    Redeemable Noncontrolling Interests and Total Equity.

Redeemable Noncontrolling Interests.

Redeemable noncontrolling interests related to the Wealth Management JV (see Note 3). Changes in redeemable noncontrolling interests for 2013 and 2012 were as follows:

	2013	2012
	(dollars in millions)
Balance at beginning of period	$4,309	$—
Reclassification from nonredeemable noncontrolling interests	—	4,288
Net income applicable to redeemable noncontrolling interests	222	124
Net change in AOCI	—	(2)
Distributions	(38)	(97)
Other	(11)	(4)
Carrying value of additional stake in Wealth Management JV purchased from Citi	(4,482)	—

Balance at end of period	$—	$4,309

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Equity.

Morgan Stanley Shareholders’ Equity.

Common Stock.    Changes in shares of common stock outstanding for 2013, 2012 and 2011 were as follows (share data in millions):

	2013	2012	2011
Shares outstanding at beginning of period	1,974	1,927	1,512
Public offerings and other issuances of common stock	—	—	385
Net impact of other share activity	(2)	60	41
Treasury stock purchases(1)	(27)	(13)	(11)

Shares outstanding at end of period	1,945	1,974	1,927

(1)	Treasury stock purchases include repurchases of common stock for employee tax withholding.

Treasury Shares.    In July 2013, the Company received no objection from the Federal Reserve to repurchase through March 31, 2014 up to $500 million of the Company’s outstanding common stock under rules relating to annual capital distributions (Title 12 of the Code of Federal Regulations, Section 225.8, Capital Planning). Share repurchases are made pursuant to the share repurchase program previously authorized by the Company’s Board of Directors and are exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time (see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5).

During 2013, the Company repurchased approximately $350 million of the Company’s outstanding common stock as part of its share repurchase program. During 2012, the Company did not repurchase common stock as part of its share repurchase program. At December 31, 2013, the Company had approximately $1.2 billion remaining under its share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. Share repurchases by the Company are subject to regulatory approval.

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

Employee Stock Trusts.    The Company has established Employee Stock Trusts to provide common stock voting rights to certain employees who hold outstanding RSUs, excluding the awards granted for 2012 performance year. The assets of the Employee Stock Trusts are consolidated with those of the Company, and the value of the Company’s stock held in the Employee Stock Trusts is classified in Morgan Stanley shareholders’ equity and generally accounted for in a manner similar to treasury stock.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock.    The Company is authorized to issue 30 million shares of preferred stock and the Company’s preferred stock outstanding consisted of the following:

	Shares Outstanding at December 31, 2013	Liquidation Preference per Share	Carrying Value
Series			At December 31, 2013	At December 31, 2012
			(dollars in millions)
A	44,000	$25,000	$1,100	$1,100
C	519,882	1,000	408	408
E	34,500	25,000	862	—
F	34,000	25,000	850	—

Total			$3,220	$1,508

The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 14).

Series A Preferred Stock.    In July 2006, the Company issued 44,000,000 Depositary Shares in an aggregate of $1,100 million. Each Depositary Share represents 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after July 15, 2011 at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series A Preferred Stock also has a preference over the Company’s common stock upon liquidation. In December 2013, the Company declared a quarterly dividend of $255.56 per share of Series A Preferred Stock that was paid on January 15, 2014 to preferred shareholders of record on December 31, 2013.

Series B and Series C Preferred Stock.    On October 13, 2008, the Company issued to MUFG 7,839,209 shares of Series B Preferred Stock and 1,160,791 shares of Series C Preferred Stock for an aggregate purchase price of $9 billion.

The Series C Preferred Stock is redeemable by the Company, in whole or in part, on or after October 15, 2011 at a redemption price of $1,100 per share. Dividends on the Series C Preferred Stock are payable, on a non-cumulative basis, as and if declared by the Board of Directors of the Company, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share. In December 2013, the Company declared a quarterly dividend of $25.00 per share of Series C Preferred Stock that was paid on January 15, 2014 to preferred shareholders of record on December 31, 2013.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, the Company and MUFG completed the conversion of MUFG Series B Preferred Stock (see “MUFG Stock Conversion” above).

Series E Preferred Stock.    On September 30, 2013, the Company issued 34,500,000 Depositary Shares, for an aggregate price of $862 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Series E Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value (“Series E Preferred Stock”). The Series E Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2023 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depository Share). The Series E Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series E Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $854 million. In December 2013, the Company declared a quarterly dividend of $519.53 per share of Series E Preferred Stock that was paid on January 15, 2014 to preferred shareholders of record on December 31, 2013.

Series F Preferred Stock.    On December 10, 2013, the Company issued 34,000,000 Depositary Shares, for an aggregate price of $850 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Series F Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value (“Series F Preferred Stock”). The Series F Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after January 15, 2024 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series F Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series F Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $842 million. In December 2013, the Company declared the initial quarterly dividend of $167.10 per share of Series F Preferred Stock that was paid on January 15, 2014 to preferred shareholders of record on December 31, 2013.

Accumulated Other Comprehensive Loss.

The following table presents changes in AOCI by component, net of noncontrolling interests, in 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on Securities Available for Sale	Pension, Postretirement and Other Related Adjustments	Total

Balance at December 31, 2012	$(123)	$(5)	$151	$(539)	$(516)

Other comprehensive income (loss) before reclassifications	(143)	—	(406)	(16)	(565)
Amounts reclassified from AOCI	—	4	(27)	11	(12)

Net other comprehensive income (loss) during the period	(143)	4	(433)	(5)	(577)

Balance at December 31, 2013	$(266)	$(1)	$(282)	$(544)	$(1,093)

The Company had no significant reclassifications out of AOCI for 2013.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulative Foreign Currency Translation Adjustments.    Cumulative foreign currency translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of the Company’s net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. Under some circumstances, however, the Company may elect not to hedge its net investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information at December 31, 2013 and December 31, 2012 relating to the effects on cumulative foreign currency translation adjustments resulting from translation of foreign currency financial statements and from gains and losses from hedges of the Company’s net investments in non-U.S. dollar functional currency subsidiaries is summarized below:

	At December 31, 2013	At December 31, 2012

	(dollars in millions)
Net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$11,708	$13,811

Cumulative foreign currency translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$(259)	$348
Cumulative foreign currency translation adjustments resulting from realized or unrealized losses on hedges, net of tax(1)	(7)	(471)

Total cumulative foreign currency translation adjustments, net of tax	$(266)	$(123)

(1)	A gain of $77 million, net of tax, related to net investment hedges was reclassified from other comprehensive income into income during 2012. The amount primarily related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts (see Note 12 for further information).

Nonredeemable Noncontrolling Interests.

Changes in nonredeemable noncontrolling interests in 2013 primarily resulted from distributions related to MSMS of $292 million and a real estate fund of $214 million. In September 2012, the Company reclassified approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests for Citi’s remaining 35% interest in the Wealth Management JV (see Note 3). Changes in nonredeemable noncontrolling interests in 2012 also included distributions related to MSMS of $151 million.

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

	2013	2012	2011
Basic EPS:
Income from continuing operations	$3,656	$757	$4,696
Net gain (loss) from discontinued operations	(43)	(41)	(51)

Net income	3,613	716	4,645
Net income applicable to redeemable noncontrolling interests	222	124	—
Net income applicable to nonredeemable noncontrolling interests	459	524	535

Net income applicable to Morgan Stanley	2,932	68	4,110
Less: Preferred dividends (Series A Preferred Stock)	(44)	(44)	(44)
Less: Preferred dividends (Series B Preferred Stock)	—	—	(196)
Less: MUFG stock conversion	—	—	(1,726)
Less: Preferred dividends (Series C Preferred Stock)	(52)	(52)	(52)
Less: Preferred dividends (Series E Preferred Stock)	(18)	—	—
Less: Preferred dividends (Series F Preferred Stock)	(6)	—	—
Less: Wealth Management JV redemption value adjustment (see Note 3)	(151)	—	—
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(6)	(2)	(26)
From discontinued operations	—	—	1

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,655	$(30)	$2,067

Weighted average common shares outstanding	1,906	1,886	1,655

Earnings (loss) per basic common share:
Income from continuing operations	$1.42	$0.02	$1.28
Net gain (loss) from discontinued operations	(0.03)	(0.04)	(0.03)

Earnings (loss) per basic common share	$1.39	$(0.02)	$1.25

Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$2,655	$(30)	$2,067
Weighted average common shares outstanding	1,906	1,886	1,655
Effect of dilutive securities:
Stock options and RSUs(1)	51	33	20

Weighted average common shares outstanding and common stock equivalents	1,957	1,919	1,675

Earnings (loss) per diluted common share:
Income from continuing operations	$1.38	$0.02	$1.27
Net gain (loss) from discontinued operations	(0.02)	(0.04)	(0.04)

Earnings (loss) per diluted common share	$1.36	$(0.02)	$1.23

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Number of Antidilutive Securities Outstanding at End of Period:	2013	2012	2011
	(shares in millions)
RSUs and performance-based stock units	3	8	21
Stock options	33	42	57

Total	36	50	78

17.    Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	2013	2012	2011
	(dollars in millions)
Interest income(1):
Trading assets(2)	$2,292	$2,736	$3,593
Securities available for sale	447	343	348
Loans	1,121	643	356
Interest bearing deposits with banks	129	124	186
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	(20)	364	886
Other	1,240	1,482	1,865

Total interest income	$5,209	$5,692	$7,234

Interest expense(1):
Deposits	$159	$181	$236
Commercial paper and other short-term borrowings	20	38	41
Long-term debt	3,758	4,622	4,912
Securities sold under agreements to repurchase and Securities loaned	1,469	1,805	1,925
Other	(975)	(749)	(231)

Total interest expense	$4,431	$5,897	$6,883

Net interest	$778	$(205)	$351

(1)	Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.

18.    Deferred Compensation Plans.

The Company maintains various deferred compensation plans for the benefit of its employees. The two principal forms of deferred compensation are granted under several stock-based compensation and cash-based compensation plans.

Stock-Based Compensation Plans. The accounting guidance for stock-based compensation requires measurement of compensation cost for stock-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures (see Note 2).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	2013	2012	2011
	(dollars in millions)
Restricted stock units(1)	$1,140	$864	$1,057
Stock options	15	4	24
Performance-based stock units	29	29	32

Total(2)	$1,184	$897	$1,113

(1)	Amounts for 2013, 2012 and 2011 include $25 million, $31 million and $186 million, respectively, related to stock-based awards that were granted in 2014, 2013 and 2012, respectively, to employees who satisfied retirement-eligible requirements under award terms that do not contain a service period.
(2)	Annual expense fluctuations are primarily due to the introduction in 2012 of a new vesting requirement for certain employees who satisfy existing retirement-eligible requirements to provide a one-year advance notice of their intention to retire from the Company. As such, expense recognition for these awards begins after the grant date (see Note 2).

The table above excludes stock-based compensation expense recorded in discontinued operations, which was approximately $3 million in 2012. See Note 1 for additional information on discontinued operations.

The tax benefit related to stock-based compensation expense was $371 million, $306 million and $383 million for 2013, 2012 and 2011, respectively. The tax benefit for stock-based compensation expense included in discontinued operations was $1 million in 2012.

At December 31, 2013, the Company had $749 million of unrecognized compensation cost related to unvested stock-based awards. Absent estimated or actual forfeitures or cancellations, this amount of unrecognized compensation cost will be recognized as $470 million in 2014, $205 million in 2015 and $74 million thereafter. These amounts do not include 2013 performance year awards granted in January 2014, which will begin to be amortized in 2014.

In connection with awards under its stock-based compensation plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares. At December 31, 2013, approximately 107 million shares were available for future grant under these plans.

The Company generally uses treasury shares, if available, to deliver shares to employees and has an ongoing repurchase authorization that includes repurchases in connection with awards granted under its stock-based compensation plans. Share repurchases by the Company are subject to regulatory approval. See Note 15 for additional information on the Company’s share repurchase program.

Restricted Stock Units.    The Company has granted restricted stock unit awards pursuant to several stock-based compensation plans. The plans provide for the deferral of a portion of certain employees’ incentive compensation with awards made in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future. Awards under these plans are generally subject to vesting over time contingent upon continued employment and to restrictions on sale, transfer or assignment until the end of a specified period, generally one to three years from the date of grant. All or a portion of an award may be canceled if employment is terminated before the end of the relevant restriction period. All or a portion of a vested award also may be canceled in certain limited situations, including termination for cause during the relevant restriction period. Recipients of stock-based awards may have voting rights, at the Company’s discretion, and generally receive dividend equivalents.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s vested and unvested RSUs (share data in millions):

	2013
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs at beginning of period	122	$24.29
Granted	57	22.72
Conversions to common stock	(41)	28.51
Canceled	(6)	22.21

RSUs at end of period(1)	132	$22.41

(1)	At December 31, 2013, approximately 121 million RSUs with a weighted average grant date fair value of $22.47 were vested or expected to vest.

The weighted average price for RSUs granted during 2012 and 2011 was $18.09 and $28.94, respectively. At December 31, 2013, the weighted average remaining term until delivery for the Company’s outstanding RSUs was approximately 1.3 years.

At December 31, 2013, the intrinsic value of outstanding RSUs was $4,130 million.

The total fair market value of RSUs converted to common stock during 2013, 2012 and 2011 was $939 million, $660 million and $935 million, respectively.

The following table sets forth activity relating to the Company’s unvested RSUs (share data in millions):

	2013
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSUs at beginning of period	83	$23.83
Granted	57	22.72
Vested	(36)	26.67
Canceled	(6)	22.19

Unvested RSUs at end of period(1)	98	$22.29

(1)	Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements. At December 31, 2013, approximately 87 million unvested RSUs with a weighted average grant date fair value of $22.35 were expected to vest.

The aggregate fair value of awards that vested during 2013, 2012 and 2011 was $842 million, $753 million and $870 million, respectively.

Stock Options.    The Company has granted stock option awards pursuant to several stock-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ incentive compensation with awards made in the form of stock options generally having an exercise price not less than the fair value of the Company’s common stock on the date of grant. Such stock option awards generally become exercisable over a three-year period and expire five to 10 years from the date of grant, subject to accelerated expiration upon termination of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employment. Stock option awards have vesting, restriction and cancellation provisions that are generally similar to those in restricted stock units. The weighted average fair value of the Company’s options granted during 2013 and 2011 were $5.41 and $8.24, respectively, utilizing the following weighted average assumptions:

Grant Year	Risk-Free Interest Rate	Expected Life	Expected Stock Price Volatility	Expected Dividend Yield
2013	0.6%	3.9 years	32.0%	0.9%
2011	2.1%	5.0 years	32.7%	1.5%

No options were granted during 2012.

The Company’s expected option life has been determined based upon historical experience. The expected stock price volatility assumption was determined using the implied volatility of exchange-traded options, in accordance with accounting guidance for share-based payments. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues.

The following table sets forth activity relating to the Company’s stock options (options data in millions):

	2013
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	42	$48.37
Granted	3	22.98
Canceled	(12)	39.93

Options outstanding at end of period(1)	33	49.40

Options exercisable at end of period	30	52.09

(1)	At December 31, 2013, approximately 30 million options with a weighted average exercise price of $51.50 were vested.

There were no stock options exercised during 2013, 2012 or 2011. At December 31, 2013, the intrinsic value of in-the-money exercisable stock options was $7 million.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2013 (options data in millions):

At December 31, 2013	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price	Average Remaining Life (Years)
$22.00 – $39.99	6	$26.88	4.0	3	$28.94	4.0
$40.00 – $49.99	15	46.51	0.2	15	46.51	0.2
$50.00 – $59.99	1	52.08	2.0	1	52.08	2.0
$60.00 – $76.99	11	66.75	2.9	11	66.75	2.9

Total	33			30

Performance-Based Stock Units.    The Company has granted PSUs to certain senior executives. These PSUs will vest and convert to shares of common stock at the end of the performance period only if the Company satisfies predetermined performance and market goals over the three-year performance period that began on

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1 of the grant year and ends three years later on December 31. Under the terms of the grant, the number of PSUs that will actually vest and convert to shares will be based on the extent to which the Company achieves the specified performance goals during the performance period. Performance-based stock unit awards have vesting, restriction and cancellation provisions that are generally similar to those in restricted stock units.

One-half of the award will be earned based on the Company’s return on average common shareholders’ equity, excluding the impact of the fluctuation in the Company’s credit spreads and other credit factors for certain of the Company’s long-term and short-term borrowings, primarily structured notes, that are accounted for at fair value (“MS Average ROE”). For PSUs granted after 2011, the MS Average ROE also excludes certain gains or losses associated with the sale of specified businesses, specified goodwill impairments, certain gains or losses associated with specified legal settlements related to business activities conducted prior to January 1, 2011 and specified cumulative catch-up adjustments resulting from changes in an existing, or application of a new, accounting principle that is not applied on a fully retrospective basis. The number of PSUs ultimately earned for this portion of the awards will be applied by a multiplier as follows:

	Minimum		Maximum
Grant Year	MS Average ROE	Multiplier	MS Average ROE	Multiplier
2013	Less than 5%	0.0	13% or more	2.0
2012	Less than 6%	0.0	12% or more	1.5
2011	Less than 7.5%	0.0	18% or more	2.0

The fair value per share of this portion of the award for 2013, 2012 and 2011 was $22.85, $18.16 and $29.89, respectively.

One-half of the award will be earned based on the Company’s total shareholder return (“TSR”), relative to the S&P Financial Sectors Index (for the 2013 and 2012 awards) and to members of a comparison peer group (for the 2011 award). The number of PSUs ultimately earned for this portion of the awards will be applied by a multiplier as follows:

		Minimum		Maximum
Year	Metrics	TSR	Multiplier	TSR	Multiplier
2013	Comparison of TSR	Below	Down to 0.0	Above	Up to 2.0
2012	Comparison of TSR	Below	Down to 0.0	Above	Up to 1.5
2011	Ranking within the comparison group	Rank 9 or 10	0.0	Rank 1	2.0

The fair value per share of this portion of the award for 2013, 2012 and 2011 was $34.65, $20.42 and $43.14, respectively, estimated on the date of grant using a Monte Carlo simulation and the following assumptions:

Grant Year	Risk-Free Interest Rate	Expected Stock Price Volatility	Expected Dividend Yield
2013	0.4%	45.4%	0.0%
2012	0.4%	56.0%	1.1%
2011	1.0%	89.0%	1.5%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2013
Number of Shares
(in millions)
PSUs at beginning of period	5
Granted	1
Canceled	(2)

PSUs at end of period	4

Deferred Cash-Based Compensation Plans.    The Company maintains various deferred cash-based compensation plans for the benefit of certain current and former employees that provide a return to the plan participants based upon the performance of various referenced investments. The Company often invests directly, as a principal, in investments or other financial instruments to economically hedge its obligations under its deferred cash-based compensation plans. Changes in value of such investments made by the Company are recorded in Trading revenues and Investments revenues.

The components of the Company’s deferred compensation expense (net of cancellations) are presented below:

	2013	2012	2011
	(dollars in millions)
Deferred cash-based awards(1)	$1,490	$1,815	$1,809
Return on referenced investments	772	435	132

Total	$2,262	$2,250	$1,941

(1)	Amounts for 2013, 2012 and 2011 include $78 million, $93 million and $113 million, respectively, related to deferred cash-based awards that were granted in 2014, 2013 and 2012, respectively, to employees who satisfied retirement-eligible requirements under award terms that do not contain a service period.

The table above excludes deferred cash-based compensation expense recorded in discontinued operations, which was approximately $7 million in 2012 and $7 million in 2011. See Note 1 for additional information on discontinued operations.

At December 31, 2013, the Company had approximately $672 million of unrecognized compensation cost related to unvested deferred cash-based awards (excluding unrecognized expense for returns on referenced investments). Absent actual cancellations and any future return on referenced investments, this amount of unrecognized compensation cost will be recognized as $361 million in 2014, $162 million in 2015 and $149 million thereafter. These amounts do not include 2013 performance year awards granted in January 2014, which will begin to be amortized in 2014.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2013 Performance Year Deferred Compensation Awards.    In January 2014, the Company granted approximately $1.2 billion of stock-based awards and $1.4 billion of deferred cash-based awards related to the 2013 performance year that contain a future service requirement. Absent estimated or actual forfeitures or cancellations or accelerations, and any future return on referenced investments, the annual compensation cost for these awards will be recognized as follows:

	2014	2015	Thereafter	Total
	(dollars in millions)
Stock-based awards	$749	$309	$169	$1,227
Deferred cash-based awards	990	259	142	1,391

	$1,739	$568	$311	$2,618

19.    Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

Pension and Other Postretirement Plans.    Substantially all of the U.S. employees of the Company and its U.S. affiliates who were hired before July 1, 2007 are covered by the U.S. pension plan, a non-contributory, defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “U.S. Qualified Plan”). Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. In addition, certain of the Company’s non-U.S. subsidiaries also have defined benefit pension plans covering substantially all of their employees. These pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. Liabilities for benefits payable under the Supplemental Plans are accrued by the Company and are funded when paid to the participants and beneficiaries. The Company’s U.S. Qualified Plan ceased future benefit accruals after December 31, 2010.

The Company also has an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and medical insurance for their dependents.

Net Periodic Benefit Expense.

The following table presents the components of the net periodic benefit expense (income) for 2013, 2012 and 2011:

	Pension			Postretirement
	2013	2012	2011	2013	2012	2011
	(dollars in millions)
Service cost, benefits earned during the period	$23	$26	$27	$4	$4	$4
Interest cost on projected benefit obligation	151	156	158	7	7	8
Expected return on plan assets	(114)	(110)	(131)	—	—	—
Net amortization of prior service cost (credit)	—	—	—	(13)	(14)	(14)
Net amortization of actuarial loss	36	27	17	3	2	2
Settlement loss	1	—	1	—	—	—

Net periodic benefit expense (income)	$97	$99	$72	$1	$(1)	$—

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) on a pre-tax basis in 2013, 2012 and 2011 were as follows:

	Pension			Postretirement
	2013	2012	2011	2013	2012	2011
	(dollars in millions)
Net loss (gain)	$87	$416	$(401)	$(52)	$16	$(5)
Prior service cost	3	3	2	—	—	—
Amortization of prior service credit	—	—	—	13	14	14
Amortization of net loss	(37)	(27)	(18)	(3)	(2)	(2)

Total recognized in other comprehensive loss (income)	$53	$392	$(417)	$(42)	$28	$7

The Company, for most plans, amortizes (as a component of net periodic benefit expense) unrecognized net gains and losses over the average future service of active participants to the extent that the gain (loss) exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. Effective January 1, 2011, the U.S. Qualified Plan amortizes the unrecognized net gains and losses using the average life expectancy of participants.

The following table presents the weighted average assumptions used to determine net periodic benefit expense for 2013, 2012 and 2011:

	Pension			Postretirement
	2013	2012	2011	2013	2012	2011
Discount rate	3.95%	4.57%	5.44%	3.88%	4.56%	5.41%
Expected long-term rate of return on plan assets	3.73	3.78	4.78	N/A	N/A	N/A
Rate of future compensation increases	0.98	2.14	2.28	N/A	N/A	N/A

N/A—Not Applicable.

The expected long-term rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets. For the U.S. Qualified Plan, the expected long-term rate of return was estimated by computing a weighted average return of the underlying long-term expected returns on the plan’s fixed income assets based on the investment managers’ target allocations within this asset class. The expected long-term return on assets is a long-term assumption that generally is expected to remain the same from one year to the next unless there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions. The U.S. Qualified Plan is 100% invested in fixed income securities and related derivative instruments, including interest rate swap contracts. This asset allocation is expected to help protect the plan’s funded status and limit volatility of the Company’s contributions. Total U.S. Qualified Plan investment portfolio performance is assessed by comparing actual investment performance to changes in the estimated present value of the U.S. Qualified Plan’s benefit obligation.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for 2013 and 2012:

	Pension	Postretirement
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at December 31, 2011	$3,517	$154
Service cost	26	4
Interest cost	156	7
Actuarial loss	405	15
Plan settlements	(2)	—
Benefits paid	(147)	(6)
Other, including foreign currency exchange rate changes	(72)	—

Benefit obligation at December 31, 2012	$3,883	$174
Service cost	23	4
Interest cost	151	7
Actuarial gain	(537)	(52)
Plan amendments	2	—
Plan settlements	(7)	—
Benefits paid	(186)	(6)
Other, including foreign currency exchange rate changes	1	1

Benefit obligation at December 31, 2013	$3,330	$128

Reconciliation of fair value of plan assets:
Fair value of plan assets at December 31, 2011	$3,604	$—
Actual return on plan assets	83	—
Employer contributions	42	6
Benefits paid	(147)	(6)
Plan settlements	(2)	—
Other, including foreign currency exchange rate changes	(61)	—

Fair value of plan assets at December 31, 2012	$3,519	$—
Actual return on plan assets	(512)	—
Employer contributions	42	6
Benefits paid	(186)	(6)
Plan settlements	(7)	—
Other, including foreign currency exchange rate changes	11	—

Fair value of plan assets at December 31, 2013	$2,867	$—

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the funded status at December 31, 2013 and December 31, 2012:

	Pension		Postretirement
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(dollars in millions)
Funded (unfunded) status	$(463)	$(364)	$(128)	$(174)

Amounts recognized in the consolidated statements of financial condition consist of:
Assets	$60	$97	$—	$—
Liabilities	(523)	(461)	(128)	(174)

Net amount recognized	$(463)	$(364)	$(128)	$(174)

Amounts recognized in accumulated other comprehensive loss consist of:
Prior-service cost (credit)	$1	$(2)	$(11)	$(24)
Net loss (gain)	871	821	(14)	41

Net loss (gain) recognized	$872	$819	$(25)	$17

The estimated prior-service cost (credit) that will be amortized from accumulated other comprehensive loss into net periodic benefit expense over 2014 is $11 million for postretirement plans. The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit expense over 2014 is approximately $21 million for defined benefit pension plans.

The accumulated benefit obligation for all defined benefit pension plans was $3,309 million and $3,858 million at December 31, 2013 and December 31, 2012, respectively.

The following table contains information for pension plans with projected benefit obligations in excess of the fair value of plan assets at period-end:

	December 31, 2013	December 31, 2012
	(dollars in millions)
Projected benefit obligation	$3,127	$552
Fair value of plan assets	2,603	90

The following table contains information for pension plans with accumulated benefit obligations in excess of the fair value of plan assets at period-end:

	December 31, 2013	December 31, 2012
	(dollars in millions)
Accumulated benefit obligation	$3,089	$527
Fair value of plan assets	2,586	90

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the weighted average assumptions used to determine benefit obligations at period-end:

	Pension		Postretirement
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Discount rate	4.74%	3.95%	4.75%	3.88%
Rate of future compensation increase	1.06	0.98	N/A	N/A

N/A—Not Applicable.

The discount rates used to determine the benefit obligations for the U.S. pension, U.S. postretirement and the U.K. pension plans’ liabilities were selected by the Company, in consultation with its independent actuaries, using a pension discount yield curve based on the characteristics of the plans, each determined independently. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad-based Aa rated corporate bond universe of high-quality fixed income investments. For all other non-U.S. pension plans, the Company set the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices.

The following table presents assumed health care cost trend rates used to determine the U.S. postretirement benefit obligations at period-end:

	December 31, 2013	December 31, 2012
Health care cost trend rate assumed for next year:
Medical	6.90-7.38%	6.93-7.53%
Prescription	8.25%	8.66%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point (Decrease)
	(dollars in millions)
Effect on total postretirement service and interest cost	$2	$(1)
Effect on postretirement benefit obligation	19	(11)

No impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has been reflected in the Company’s consolidated statements of income as Medicare prescription drug coverage was deemed to have no material effect on the Company’s postretirement benefit plan.

Plan Assets.    The U.S. Qualified Plan assets represent 87% of the Company’s total pension plan assets. The U.S. Qualified Plan uses a combination of active and risk-controlled fixed income investment strategies. The fixed income asset allocation consists primarily of fixed income securities designed to approximate the expected cash flows of the plan’s liabilities in order to help reduce plan exposure to interest rate variation and to better align assets with obligations. The longer duration fixed income allocation is expected to help protect the plan’s funded status and maintain the stability of plan contributions over the long run.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation among investment managers of the Company’s U.S. Qualified Plan is reviewed by the Morgan Stanley Retirement Plan Investment Committee (the “Investment Committee”) on a regular basis. When the exposure to a given investment manager reaches a minimum or maximum allocation level, an asset allocation review process is initiated, and the portfolio will be rebalanced toward the target allocation unless the Investment Committee determines otherwise.

Derivative instruments are permitted in the U.S. Qualified Plan’s investment portfolio only to the extent that they comply with all of the plan’s policy guidelines and are consistent with the plan’s risk and return objectives. In addition, any investment in derivatives must meet the following conditions:

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

•

Derivatives may be used in the management of the U.S. Qualified Plan’s portfolio only when their possible effects can be quantified, shown to enhance the risk-return profile of the portfolio, and reported in a meaningful and understandable manner.

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

The fair value of OTC derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Derivative contracts are presented on a gross basis prior to cash collateral or counterparty netting. Derivatives consist of investments in interest rate swap contracts and are categorized as Level 2 of the fair value hierarchy.

Commingled trust funds are privately offered funds available to institutional clients that are regulated, supervised and subject to periodic examination by a U.S. federal or state agency. The trust must be maintained for the collective investment or reinvestment of assets contributed to it from employee benefit plans maintained by more than one employer or a controlled group of corporations. The sponsor of the commingled trust funds values the funds’ NAV based on the fair value of the underlying securities. The underlying securities of the commingled trust funds consist of mainly long-duration fixed income instruments. Commingled trust funds that are redeemable at the measurement date or in the near future are categorized in Level 2 of the fair value hierarchy, otherwise they are categorized in Level 3 of the fair value hierarchy.

Some non-U.S.-based plans hold foreign funds that consist of investments in foreign corporate equity funds, foreign corporate bond funds, foreign target cash flow funds and foreign liquidity funds. Foreign corporate equity

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funds and foreign corporate bond funds invest in individual securities quoted on a recognized stock exchange or traded in a regulated market and certain bond funds that aim to produce returns as close as possible to certain Financial Times Stock Exchange indexes. Foreign target cash flow funds are designed to provide a series of fixed annual cash flows over five or 10 years achieved by investing in government bonds and derivatives. Foreign liquidity funds place a high priority on capital preservation, stable value and a high liquidity of assets. Foreign funds are generally categorized in Level 2 of the fair value hierarchy as they are readily redeemable at their NAV. Corporate equity funds traded on a recognized exchange are categorized in Level 1 of the fair value hierarchy.

Other investments held by non-U.S. based plans consist of real estate funds, hedge funds and insurance annuity contracts. These real estate and hedge funds are categorized in Level 2 of the fair value hierarchy to the extent that they are readily redeemable at their NAV, otherwise they are categorized in Level 3 of the fair value hierarchy. The insurance annuity contracts are valued based on the premium reserve of the insurer for a guarantee that the insurer has given to the employee benefit plan that approximates fair value. The insurance annuity contracts are categorized in Level 3 of the fair value hierarchy.

The following table presents the fair value of the net pension plan assets at December 31, 2013. There were no transfers between levels during 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in millions)
Assets:
Investments:
Cash and cash equivalents(1)	$91	$—	$—	$91
U.S. government and agency securities:
U.S. Treasury securities	1,047	—	—	1,047
U.S. agency securities	—	204	—	204

Total U.S. government and agency securities	1,047	204	—	1,251
Corporate and other debt:
State and municipal securities	—	2	—	2
Collateralized debt obligations	—	76	—	76

Total corporate and other debt	—	78	—	78
Derivative contracts(2)	—	122	—	122
Derivative-related cash collateral receivable	—	37	—	37
Commingled trust funds(3)	—	1,004	—	1,004
Foreign funds(4)	21	291	—	312
Other investments	—	10	38	48

Total investments	1,159	1,746	38	2,943
Receivables:
Other receivables(1)	—	20	—	20

Total receivables	—	20	—	20

Total assets	$1,159	$1,766	$38	$2,963

Liabilities:
Derivative contracts(5)	$—	$92	$—	$92
Derivative-related cash collateral payable	—	2	—	2
Other liabilities(1)	—	2	—	2

Total liabilities	—	96	—	96

Net pension assets	$1,159	$1,670	$38	$2,867

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Cash and cash equivalents, other receivables and other liabilities are valued at their carrying value, which approximates fair value.
(2)	Derivative contracts in an asset position consist of investments in interest rate swaps of $122 million.
(3)	Commingled trust funds consist of investments in fixed income funds of $1,004 million.
(4)	Foreign funds include investments in corporate bond funds, targeted cash flow funds, liquidity funds, corporate equity funds and diversified funds of $157 million, $77 million, $56 million, $21 million and $1 million, respectively.
(5)	Derivative contracts in a liability position consist of investments in interest rate swaps of $92 million.

The following table presents the fair value of the net pension plan assets at December 31, 2012. There were no transfers between levels during 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in millions)
Assets:
Investments:
Cash and cash equivalents(1)	$80	$—	$—	$80
U.S. government and agency securities:
U.S. Treasury securities	1,354	—	—	1,354
U.S. agency securities	—	241	—	241

Total U.S. government and agency securities	1,354	241	—	1,595
Corporate and other debt:
State and municipal securities	—	2	—	2
Collateralized debt obligations	—	71	—	71

Total corporate and other debt	—	73	—	73
Corporate equities	20	—	—	20
Derivative contracts(2)	—	224	—	224
Derivative-related cash collateral receivable	—	3	—	3
Commingled trust funds(3)	—	1,275	—	1,275
Foreign funds(4)	—	282	—	282
Other investments	—	11	30	41

Total investments	1,454	2,109	30	3,593
Receivables:
Other receivables(1)	—	71	—	71

Total receivables	—	71	—	71

Total assets	$1,454	$2,180	$30	$3,664

Liabilities:
Derivative contracts(5)	$—	$57	$—	$57
Derivative-related cash collateral payable	—	28	—	28
Other liabilities(1)	—	60	—	60

Total liabilities	—	145	—	145

Net pension assets	$1,454	$2,035	$30	$3,519

(1)	Cash and cash equivalents, other receivables and other liabilities are valued at their carrying value, which approximates fair value.
(2)	Derivative contracts in an asset position consist of investments in interest rate swaps of $224 million.
(3)	Commingled trust funds consist of investments in fixed income funds of $1,275 million.
(4)	Foreign funds include investments in corporate bond funds, targeted cash flow funds, liquidity funds and diversified funds of $141 million, $85 million, $55 million and $1 million, respectively.
(5)	Derivative contracts in a liability position consist of investments in interest rate swaps of $57 million.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents changes in Level 3 pension assets measured at fair value for 2013:

	Beginning Balance at January 1, 2013	Actual Return on Plan Assets Related to Assets Still Held at December 31, 2013	Actual Return on Plan Assets Related to Assets Sold during 2013	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at December 31, 2013
	(dollars in millions)
Investments
Other investments	$30	$2	$—	$4	$2	$38

Total investments	$30	$2	$—	$4	$2	$38

The following table presents changes in Level 3 pension assets measured at fair value for 2012:

	Beginning Balance at January 1, 2012	Actual Return on Plan Assets Related to Assets Still Held at December 31, 2012	Actual Return on Plan Assets Related to Assets Sold during 2012	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at December 31, 2012
	(dollars in millions)
Investments
Other investments	$26	$—	$—	$4	$—	$30

Total investments	$26	$—	$—	$4	$—	$30

Cash Flows.

At December 31, 2013, the Company expects to contribute approximately $50 million to its pension and postretirement benefit plans in 2014 based upon the plans’ current funded status and expected asset return assumptions for 2014, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the five years thereafter at December 31, 2013 are as follows:

	Pension	Postretirement
	(dollars in millions)
2014	$129	$6
2015	128	6
2016	130	6
2017	138	7
2018	137	7
2019-2023	788	40

Morgan Stanley 401(k) Plan.    U.S. employees meeting certain eligibility requirements may participate in the Morgan Stanley 401(k) Plan. Eligible U.S. employees receive 401(k) matching cash contributions representing a $1 for $1 Company match up to 4% of eligible pay, up to the Internal Revenue Service (“IRS”) limit. Matching contributions for 2013 and 2012 were allocated according to participants’ current investment direction. Eligible U.S. employees with eligible pay less than or equal to $100,000 also receive a fixed contribution under the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan that equals 2% of eligible pay. A transition contribution is allocated to participants who received a 2010 accrual in the U.S. Qualified Plan or a 2010 retirement contribution in the 401(k) Plan and who met certain age and service requirements as of December 31, 2010.

A separate transition contribution is allocated to certain eligible legacy Smith Barney employees. The Company match, fixed contribution and transition contributions are included in the Company’s 401(k) expense. The pre-tax 401(k) expense for 2013, 2012 and 2011 was $242 million, $246 million and $257 million, respectively.

Defined Contribution Pension Plans.    The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined based on a fixed rate of base salary with certain vesting requirements. In 2013, 2012 and 2011, the Company’s expense related to these plans was $111 million, $126 million and $136 million, respectively.

Other Postemployment Benefits.    Postemployment benefits may include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. The postemployment benefit obligations were not material at December 31, 2013 and December 31, 2012.

20.    Income Taxes.

The provision for (benefit from) income taxes from continuing operations consisted of:

	2013	2012	2011
	(dollars in millions)
Current:
U.S. federal	$153	$(178)	$35
U.S. state and local	164	140	276
Non-U.S.:
United Kingdom	178	(16)	169
Japan	88	90	19
Hong Kong	36	16	(3)
Other(1)	301	355	378

	$920	$407	$874

Deferred:
U.S. federal	$(3)	$(748)	$508
U.S. state and local	1	(64)	(49)
Non-U.S.:
United Kingdom	(75)	77	32
Japan	262	170	41
Hong Kong	(14)	35	27
Other(1)	(265)	(114)	(19)

	$(94)	$(644)	$540

Provision for (benefit from) income taxes from continuing operations	$826	$(237)	$1,414

Provision for (benefit from) income taxes from discontinued operations	$(29)	$(7)	$(119)

(1)	Results for 2013 Non-U.S. other jurisdictions included significant total tax provisions (benefits) of $59 million, $54 million, and $(156) million from Brazil, India, and Luxembourg, respectively. Results for 2012 Non-U.S. other jurisdictions included significant total tax provisions (benefits) of $43 million, $36 million, $36 million, $33 million, $32 million, and $(31) million from India, Brazil, Spain, Canada, Singapore, and Netherlands, respectively. Results for 2011 Non-U.S. other jurisdictions included significant total tax provisions of $98 million, $78 million, $68 million, and $27 million from Brazil, Netherlands, Spain, and India, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the provision for (benefit from) income taxes to the U.S. federal statutory income tax rate:

	2013	2012(1)	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.4	8.6	2.6
Domestic tax credits	(4.3)	(42.7)	(3.9)
Tax exempt income	(2.5)	(29.9)	(0.3)
Non-U.S. earnings:
Foreign Tax Rate Differential	(6.1)	(14.0)	0.7
Change in Reinvestment Assertion	(1.4)	4.8	(2.2)
Change in Foreign Tax Rates	0.1	(0.3)	1.6
Valuation allowance	—	—	(7.3)
Other	(4.8)	(7.1)	(3.1)

Effective income tax rate	18.4%	(45.6)%	23.1%

(1)	2012 percentages are reflective of the lower level of income from continuing operations before income taxes on a comparative basis due to the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from fluctuations in its credit spreads and other credit factors.

The Company’s effective tax rate from continuing operations for 2013 included an aggregate discrete net tax benefit of $407 million. This included discrete tax benefits of: $161 million related to the remeasurement of reserves and related interest associated with new information regarding the status of certain tax authority examinations; $92 million related to the establishment of a previously unrecognized deferred tax asset from a legal entity reorganization; $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries; and $81 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”). The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside the U.S. until such income is repatriated to the U.S. as a dividend. Excluding the aggregate discrete net tax benefit noted above, the effective tax rate from continuing operations in 2013 would have been 27.5%.

The Company’s effective tax rate from continuing operations for 2012 included an aggregate net tax benefit of $142 million. This included a discrete tax benefit of $299 million related to the remeasurement of reserves and related interest associated with either the expiration of the applicable statute of limitations or new information regarding the status of certain IRS examinations and an aggregate out-of-period net tax provision of $157 million, to adjust the overstatement of deferred tax assets associated with partnership investments, principally in the Company’s Investment Management business segment and repatriated earnings of foreign subsidiaries recorded in prior years. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements. Excluding the aggregate net tax benefit noted above, the effective tax rate from continuing operations in 2012 would have been a benefit of 18.3%.

The Company’s effective tax rate from continuing operations for 2011 included an aggregate discrete net tax benefit of $484 million. This included a $447 million discrete net tax benefit from the remeasurement of a deferred tax asset and the reversal of a related valuation allowance. The deferred tax asset and valuation allowance were recognized in income from discontinued operations in 2010 in connection with the recognition of a $1.2 billion loss due to writedowns and related costs following the Company’s commitment to a plan to dispose

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Revel. The Company recorded the valuation allowance because the Company did not believe it was more likely than not that it would have sufficient future net capital gain to realize the benefit of the expected capital loss to be recognized upon the disposal of Revel. During the quarter ended March 31, 2011, the disposal of Revel was restructured as a tax-free like kind exchange and the disposal was completed. The restructured transaction changed the character of the future taxable loss to ordinary. The Company reversed the valuation allowance because the Company believes it is more likely than not that it will have sufficient future ordinary taxable income to recognize the recorded deferred tax asset. In accordance with the applicable accounting literature, this reversal of a previously established valuation allowance due to a change in circumstances was recognized in income from continuing operations during the quarter ended March 31, 2011. Additionally, in 2011 the Company recognized a discrete tax benefit of $137 million related to the reversal of U.S. deferred tax liabilities associated with prior-years’ undistributed earnings of certain non-U.S. subsidiaries that were determined to be indefinitely reinvested abroad, and a discrete tax cost of $100 million related to the remeasurement of Japanese deferred tax assets as a result of a decrease in the local statutory income tax rates starting in 2012. Excluding the aggregate net discrete tax benefit noted above, the effective tax rate from continuing operations in 2011 would have been 31.0%.

The Company had $6,675 million and $7,191 million of cumulative earnings at December 31, 2013 and December 31, 2012, respectively, attributable to foreign subsidiaries for which no U.S. provision has been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. Accordingly, $736 million and $719 million of deferred tax liabilities were not recorded with respect to these earnings at December 31, 2013 and December 31, 2012, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013	December 31, 2012
	(dollars in millions)
Gross deferred tax assets:
Tax credits and loss carryforwards	$5,130	$6,193
Employee compensation and benefit plans	2,417	2,173
Valuation and liability allowances	1,122	529
Valuation of inventory, investments and receivables	418	—
Other	—	158

Total deferred tax assets	9,087	9,053
Valuation allowance(1)	38	48

Deferred tax assets after valuation allowance	$9,049	$9,005

Gross deferred tax liabilities:
Non-U.S. operations	$1,293	$1,253
Fixed assets	275	115
Valuation of inventory, investments and receivables	—	351
Other	253	—

Total deferred tax liabilities	$1,821	$1,719

Net deferred tax assets	$7,228	$7,286

(1)	The valuation allowance reduces the benefit of certain separate Company federal net operating loss and state capital loss carryforwards to the amount that will more likely than not be realized.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2013, the valuation allowance was decreased by $10 million related to the ability to utilize certain state capital losses.

The Company had tax credit carryforwards for which a related deferred tax asset of $4,932 million and $5,705 million was recorded at December 31, 2013 and December 31, 2012, respectively. These carryforwards are subject to annual limitations on utilization, with a significant amount scheduled to expire in 2020, if not utilized.

The Company believes the recognized net deferred tax asset (after valuation allowance) of $7,228 million is more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.

The Company recorded net income tax provision to Paid-in capital related to employee stock-based compensation transactions of $121 million, $114 million, and $76 million in 2013, 2012, and 2011, respectively.

Cash payments for income taxes were $930 million, $388 million, and $892 million in 2013, 2012, and 2011, respectively.

The following table presents the U.S. and non-U.S. components of income from continuing operations before income tax expense (benefit) for 2013, 2012, and 2011, respectively:

	2013	2012	2011
	(dollars in millions)
U.S.	$1,662	$(1,241)	$3,250
Non-U.S.(1)	2,820	1,761	2,860

	$4,482	$520	$6,110

(1)	Non-U.S. income is defined as income generated from operations located outside the U.S.

The total amount of unrecognized tax benefits was approximately $4.1 billion, $4.1 billion, and $4.0 billion at December 31, 2013, December 31, 2012, and December 31, 2011, respectively. Of this total, approximately $1.4 billion, $1.6 billion, and $1.8 billion, respectively (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

Interest and penalties related to unrecognized tax benefits are classified as provision for income taxes. The Company recognized $50 million, $(10) million, and $56 million of interest expense (benefit) (net of federal and state income tax benefits) in the consolidated statements of income for 2013, 2012, and 2011, respectively. Interest expense accrued at December 31, 2013, December 31, 2012, and December 31, 2011 was approximately $293 million, $243 million, and $330 million, respectively, net of federal and state income tax benefits. Penalties related to unrecognized tax benefits for the years mentioned above were immaterial.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for 2013, 2012 and 2011 (dollars in millions):

Unrecognized Tax Benefits
Balance at December 31, 2010	$3,711
Increase based on tax positions related to the current period	412
Increase based on tax positions related to prior periods	70
Decreases based on tax positions related to prior periods	(79)
Decreases related to settlements with taxing authorities	(56)
Decreases related to a lapse of applicable statute of limitations	(13)

Balance at December 31, 2011	$4,045

Increase based on tax positions related to the current period	$299
Increase based on tax positions related to prior periods	127
Decreases based on tax positions related to prior periods	(21)
Decreases related to settlements with taxing authorities	(260)
Decreases related to a lapse of applicable statute of limitations	(125)

Balance at December 31, 2012	$4,065

Increase based on tax positions related to the current period	$51
Increase based on tax positions related to prior periods	267
Decreases based on tax positions related to prior periods	(141)
Decreases related to settlements with taxing authorities	(146)

Balance at December 31, 2013	$4,096

The Company is under continuous examination by the IRS and other tax authorities in certain countries, such as Japan and the U.K., and in states in which the Company has significant business operations, such as New York. The Company is currently under review by the IRS Appeals Office for the remaining issues covering tax years 1999 – 2005. Also, the Company is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2006 – 2008 and 2007 – 2009, respectively. During 2014, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010.

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

The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction resulting from the expiration of the applicable statute of limitations or new information regarding the status of current and subsequent years’ examinations. As part of the Company’s periodic review, federal and state unrecognized tax benefits were released or remeasured. As a result of this remeasurement, the income tax provision included a discrete tax benefit of $161 million and $299 million in 2013 and 2012, respectively.

It is reasonably possible that the gross balance of unrecognized tax benefits of approximately $4.1 billion as of December 31, 2013 may decrease significantly within the next 12 months due to an expected completion of the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

field examination in connection with the audit by the IRS for tax years 2006 – 2008. At this time, however, it is not possible to reasonably estimate the decrease to the net balance of unrecognized tax benefits, as well as the impact on the effective tax rate and the potential benefit to Income from continuing operations due to the forward-looking nature of such analysis.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax Year
United States	1999
New York State and City	2007
Hong Kong	2007
United Kingdom	2010
Japan	2012

21.    Segment and Geographic Information.

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

As a result of revenues and expenses from transactions with other operating segments being treated as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Institutional Securities business segment to the Wealth Management business segment related to the bank deposit program.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s segments is presented below:

2013	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$16,544	$12,334	$2,994	$(233)	$31,639
Interest income	3,572	2,100	9	(472)	5,209
Interest expense	4,673	220	15	(477)	4,431

Net interest	(1,101)	1,880	(6)	5	778

Net revenues	$15,443	$14,214	$2,988	$(228)	$32,417

Income from continuing operations before income taxes	$869	$2,629	$984	$—	$4,482
Provision for income taxes	(393)	920	299	—	826

Income from continuing operations	1,262	1,709	685	—	3,656

Discontinued operations(1):
Gain (loss) from discontinued operations	(81)	(1)	9	1	(72)
Provision for (benefit from) income taxes	(29)	—	—	—	(29)

Net gain (loss) on discontinued operations	(52)	(1)	9	1	(43)

Net income	1,210	1,708	694	1	3,613
Net income applicable to redeemable noncontrolling interests	1	221	—	—	222
Net income applicable to nonredeemable noncontrolling interests	277	—	182	—	459

Net income applicable to Morgan Stanley	$932	$1,487	$512	$1	$2,932

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012	Institutional Securities(3)	Wealth Management(3)	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$12,772	$11,467	$2,243	$(175)	$26,307
Interest income	4,224	1,886	10	(428)	5,692
Interest expense	5,971	319	34	(427)	5,897

Net interest	(1,747)	1,567	(24)	(1)	(205)

Net revenues	$11,025	$13,034	$2,219	$(176)	$26,102

Income (loss) from continuing operations before income taxes	$(1,688)	$1,622	$590	$(4)	$520
Provision for (benefit from) income taxes(2)	(1,061)	557	267	—	(237)

Income (loss) from continuing operations	(627)	1,065	323	(4)	757

Discontinued operations(1):
Gain (loss) from discontinued operations	(158)	94	13	3	(48)
Provision for (benefit from) income taxes	(36)	26	4	(1)	(7)

Net gain (loss) on discontinued operations	(122)	68	9	4	(41)

Net income (loss)	(749)	1,133	332	—	716
Net income applicable to redeemable noncontrolling interests	4	120	—	—	124
Net income applicable to nonredeemable noncontrolling interests	170	167	187	—	524

Net income (loss) applicable to Morgan Stanley	$(923)	$846	$145	$—	$68

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011	Institutional Securities(3)	Wealth Management(3)	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(4)	$18,723	$11,340	$1,928	$(115)	$31,876
Interest income	5,860	1,719	10	(355)	7,234
Interest expense	6,900	287	51	(355)	6,883

Net interest	(1,040)	1,432	(41)	—	351

Net revenues	$17,683	$12,772	$1,887	$(115)	$32,227

Income from continuing operations before income taxes	$4,550	$1,307	$253	$—	$6,110
Provision for income taxes	880	461	73	—	1,414

Income from continuing operations	3,670	846	180	—	4,696

Discontinued operations(1):
Gain (loss) from discontinued operations	(216)	21	24	1	(170)
Provision for (benefit from) income taxes	(110)	7	(17)	1	(119)

Net gain (loss) from discontinued operations	(106)	14	41	—	(51)

Net income	3,564	860	221	—	4,645
Net income applicable to nonredeemable noncontrolling interests	220	170	145	—	535

Net income applicable to Morgan Stanley	$3,344	$690	$76	$—	$4,110

(1)	See Note 1 for discussion of discontinued operations.
(2)	Results for 2012 included an out-of-period net tax provision of $107 million, attributable to the Investment Management business segment, related to the overstatement of deferred tax assets associated with partnership investments in prior years and an out-of-period net tax provision of $50 million, attributable to the Institutional Securities business segment, related to the overstatement of deferred tax assets associated with repatriated earnings of a foreign subsidiary recorded in prior years (see Note 20).
(3)	On January 1, 2013, the International Wealth Management business was transferred from the Wealth Management business segment to the Equity division within the Institutional Securities business segment. Accordingly, prior-period amounts have been recast to reflect the International Wealth Management business as part of the Institutional Securities business segment.
(4)	In the fourth quarter of 2011, the Company recognized a pre-tax loss of approximately $108 million, in net revenues upon application of the OIS curve within the Institutional Securities business segment (see Note 4).

Total Assets(1)	Institutional Securities(2)	Wealth Management(2)	Investment Management	Total
	(dollars in millions)
At December 31, 2013	$668,596	$156,711	$7,395	$832,702

At December 31, 2012	$648,049	$125,565	$7,346	$780,960

(1)	Corporate assets have been fully allocated to the Company’s business segments.
(2)	Prior-period amounts have been recast to reflect the transfer of the International Wealth Management business from the Wealth Management business segment to the Institutional Securities business segment.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through European and Asian locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Wealth Management: wealth management representative coverage location.

•	Investment Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

Net Revenues	2013	2012	2011
	(dollars in millions)
Americas	$23,282	$20,200	$22,306
EMEA	4,542	3,078	6,619
Asia	4,593	2,824	3,302

Net revenues	$32,417	$26,102	$32,227

Total Assets	At December 31, 2013	At December 31, 2012
	(dollars in millions)
Americas	$632,255	$587,993
EMEA	123,008	122,152
Asia	77,439	70,815

Total	$832,702	$780,960

22.    Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $4,746 million and $4,682 million at December 31, 2013 and December 31, 2012, respectively, included in Other investments in the consolidated statements of financial condition. Income (losses) from these investments were $375 million, $(23) million and $(995) million for 2013, 2012 and 2011, respectively, and are included in Other revenues in the consolidated statements of income. The gains (losses) for 2013, 2012 and 2011 were primarily related to the gains and losses related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), as described below.

The following presents certain equity method investees at December 31, 2013 and 2012:

		Book Value(1)
	Percent Ownership	December 31, 2013	December 31, 2012
		(dollars in millions)
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	40%	$1,610	$1,428
Lansdowne Partners(2)	19.8%	221	221
Avenue Capital Group(2)(3)	—	198	224

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Book value of these investees exceeds the Company’s share of net assets, reflecting equity method intangible assets and equity method goodwill.
(2)	The Company’s ownership interest represents limited partnership interests. The Company is deemed to have significant influence in these limited partnerships, as the Company’s limited partnership interests were above the 3% to 5% threshold for interests that should be accounted for under the equity method.
(3)	The Company’s ownership interest represents limited partnership interests in a number of different entities within the Avenue Capital Group.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS. The Company accounts for its interest in MUMSS as an equity method investment within the Institutional Securities business segment (see Note 15). During 2013, 2012 and 2011, the Company recorded income (loss) of $570 million, $152 million and $(783) million, respectively, within Other revenues in the consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

To the extent that losses incurred by MUMSS result in a requirement to restore its capital, MUFG is solely responsible for providing this additional capital to a minimum level, whereas the Company is not obligated to contribute additional capital to MUMSS. To the extent that MUMSS is required to increase its capital level due to factors other than losses, such as changes in regulatory requirements, both MUFG and the Company are required to contribute the necessary capital based upon their economic interest as set forth above.

In June 2013, MUMSS paid a dividend of approximately $287 million, of which the Company received approximately $115 million for its proportionate share of MUMSS.

The following presents summarized financial data for MUMSS:

	At December 31,
	2013	2012
	(dollars in millions)
Total assets	$118,108	$141,635
Total liabilities	114,648	138,742
Noncontrolling interests	13	41

	2013	2012	2011
	(dollars in millions)
Net revenues	$3,305	$2,365	$735
Income (loss) from continuing operations before income taxes	1,325	333	(1,746)
Net income (loss)	1,459	405	(1,976)
Net income (loss) applicable to MUMSS	1,441	397	(1,976)

Huaxin Securities Joint Venture.

In June 2011, the Company and Huaxin Securities Co., Ltd. (“Huaxin Securities”) (also known as China Fortune Securities Co., Ltd.) jointly announced the operational commencement of their securities joint venture in China. During 2011, the Company recorded initial costs of $130 million related to the formation of this new Chinese securities joint venture in Other expenses in the consolidated statement of income. The joint venture, Morgan Stanley Huaxin Securities Company Limited, is registered and principally located in Shanghai. Huaxin Securities holds a two-thirds interest in the joint venture, while the Company owns a one-third interest. The establishment of the joint venture allows the Company to further build on its established onshore businesses in China. The joint

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

venture’s business includes underwriting and sponsorship of shares in the domestic China market (including A shares and foreign investment shares), as well as underwriting, sponsorship and principal trading of bonds (including government and corporate bonds).

Other.

Lansdowne Partners is a London-based investment manager. Avenue Capital Group is a New York-based investment manager. The investments are accounted for within the Investment Management business segment.

The Company also invests in certain structured transactions and other investments not integral to the operations of the Company accounted for under the equity method of accounting amounting to $2.7 billion and $2.8 billion at December 31, 2013 and 2012, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Parent Company.

Parent Company Only

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$2,296	$1,342
Deposits with banking subsidiaries	7,070	8,222
Interest bearing deposits with banks	6,846	4,165
Trading assets, at fair value	9,704	2,930
Securities purchased under agreement to resell with affiliate	33,748	48,493
Advances to subsidiaries:
Bank and bank holding company	17,015	16,731
Non-bank	114,833	115,949
Equity investments in subsidiaries:
Bank and bank holding company	24,144	23,511
Non-bank	34,968	32,591
Other assets	7,508	7,201

Total assets	$258,132	$261,135

Liabilities
Commercial paper and other short-term borrowings	$506	$228
Trading liabilities, at fair value	1,135	1,117
Payables to subsidiaries	43,420	36,733
Other liabilities and accrued expenses	3,312	3,132
Long-term borrowings	143,838	157,816

Total liabilities	192,211	199,026

Commitments and contingent liabilities
Equity
Preferred stock (see Note 15)	3,220	1,508
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at December 31, 2013 and December 31, 2012;
Shares issued: 2,038,893,979 at December 31, 2013 and December 31, 2012;
Shares outstanding: 1,944,868,751 at December 31, 2013 and 1,974,042,123 at December 31, 2012	20	20
Additional paid-in capital	24,570	23,426
Retained earnings	42,172	39,912
Employee stock trusts	1,718	2,932
Accumulated other comprehensive loss	(1,093)	(516)
Common stock held in treasury, at cost, $0.01 par value; 94,025,228 shares at December 31, 2013 and 64,851,856 shares at December 31, 2012	(2,968)	(2,241)
Common stock issued to employee stock trusts	(1,718)	(2,932)

Total shareholders’ equity	65,921	62,109

Total liabilities and equity	$258,132	$261,135

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	2013	2012	2011
Revenues:
Dividends from non-bank subsidiaries	$1,113	$545	$7,153
Trading	(635)	(3,400)	4,772
Investments	—	2	—
Other	27	36	(241)

Total non-interest revenues	505	(2,817)	11,684

Interest income	2,783	3,316	3,251
Interest expense	4,053	5,190	5,600

Net interest	(1,270)	(1,874)	(2,349)

Net revenues	(765)	(4,691)	9,335
Non-interest expenses:
Non-interest expenses	185	114	120

Income (loss) before provision for (benefit from) income taxes	(950)	(4,805)	9,215
Provision for (benefit from) income taxes	(354)	(1,088)	1,825

Net income (loss) before undistributed gain (loss) subsidiaries	(596)	(3,717)	7,390
Undistributed gain (loss) of subsidiaries	3,528	3,785	(3,280)

Net income	2,932	68	4,110
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(143)	(128)	(35)
Amortization of cash flow hedges	4	6	7
Change in net unrealized gains (losses) on securities available for sale	(433)	28	87
Pension, postretirement and other related adjustments	(5)	(265)	251

Comprehensive income (loss)	$2,355	$(291)	$4,420

Net income	$2,932	$68	$4,110
Preferred stock dividends	277	98	2,043

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,655	$(30)	$2,067

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Cash Flows

(dollars in millions)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,932	$68	$4,110
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	(303)	(1,653)	279
Compensation payable in common stock and options	1,180	891	1,300
Amortization	(47)	23	22
Undistributed (gain) loss of subsidiaries	(3,528)	(3,785)	3,280
Other non-cash adjustments to net income	—	(29)	(155)
Change in assets and liabilities:
Trading assets, net of Trading liabilities	(7,332)	9,587	81
Other assets	(165)	1,235	681
Other liabilities and accrued expenses	(4,192)	6,637	(4,242)

Net cash provided by (used for) operating activities	(11,455)	12,974	5,356

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to and investments in subsidiaries	7,458	6,461	10,290
Securities purchased under agreement to resell with affiliate	14,745	1,864	(726)

Net cash provided by investing activities	22,203	8,325	9,564

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for) short-term borrowings	279	(872)	(253)
Proceeds from:
Excess tax benefits associated with stock-based awards	10	42	—
Issuance of preferred stock, net of issuance costs	1,696	—	—
Issuance of long-term borrowings	22,944	20,582	28,106
Payments for:
Long-term borrowings	(31,928)	(41,914)	(35,805)
Repurchases of common stock	(691)	(227)	(317)
Cash dividends	(475)	(469)	(834)

Net cash used for financing activities	(8,165)	(22,858)	(9,103)

Effect of exchange rate changes on cash and cash equivalents	(100)	(32)	113

Net increase (decrease) in cash and cash equivalents	2,483	(1,591)	5,930
Cash and cash equivalents, at beginning of period	13,729	15,320	9,390

Cash and cash equivalents, at end of period	$16,212	$13,729	$15,320

Cash and cash equivalents include:
Cash and due from banks	$2,296	$1,342	$1,804
Deposits with banking subsidiaries	7,070	8,222	10,131
Interest bearing deposits with banks	6,846	4,165	3,385

Cash and cash equivalents, at end of period	$16,212	$13,729	$15,320

Supplemental Disclosure of Cash Flow Information.

Cash payments for interest were $3,733 million, $4,254 million and $4,617 million for 2013, 2012 and 2011, respectively.

Cash payments (refunds) for income taxes were $268 million, $(13) million and $57 million for 2013, 2012 and 2011, respectively.

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

Guarantees.

In the normal course of its business, the Parent Company guarantees certain of its subsidiaries’ obligations under derivative and other financial arrangements. The Parent Company records Trading assets and Trading liabilities, which include derivative contracts, at fair value on its condensed statements of financial condition.

The Parent Company also, in the normal course of its business, provides standard indemnities to counterparties on behalf of its subsidiaries for taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions, and certain annuity products. These indemnity payments could be required based on a change in the tax laws or change in interpretation of applicable tax rulings. Certain contracts contain provisions that enable the Parent Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Parent Company could be required to make under these indemnifications cannot be estimated. The Parent Company has not recorded any contingent liability in the condensed financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these contracts is remote.

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

The Parent Company guarantees certain debt instruments and warrants issued by subsidiaries. The debt instruments and warrants totaled $12.0 billion and $8.9 billion at December 31, 2013 and 2012, respectively. In connection with subsidiary lease obligations, the Parent Company has issued guarantees to various lessors. At December 31, 2013 and 2012, the Parent Company had $1.4 billion and $1.4 billion of guarantees outstanding, respectively, under subsidiary lease obligations, primarily in the U.K.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Quarterly Results (unaudited).

	2013 Quarter				2012 Quarter
	First	Second	Third	Fourth(1)	First	Second(2)	Third(3)	Fourth(3)
	(dollars in millions, except per share data)
Total non-interest revenues	$7,972	$8,297	$7,822	$7,548	$6,981	$7,100	$5,436	$6,790
Net interest	182	204	110	282	(59)	(161)	(158)	173

Net revenues	8,154	8,501	7,932	7,830	6,922	6,939	5,278	6,963

Total non-interest expenses	6,572	6,725	6,591	8,047	6,719	6,001	6,760	6,102

Income (loss) from continuing operations before income taxes	1,582	1,776	1,341	(217)	203	938	(1,482)	861
Provision for (benefit from) income taxes	332	556	339	(401)	54	225	(525)	9

Income (loss) from continuing operations	1,250	1,220	1,002	184	149	713	(957)	852

Discontinued operations(4):
Gain (loss) from discontinued operations	(30)	(42)	14	(14)	27	51	(13)	(113)
Provision for (benefit from) income taxes	(11)	(13)	(2)	(3)	42	14	(14)	(49)

Net gain (loss) from discontinued operations	(19)	(29)	16	(11)	(15)	37	1	(64)

Net income (loss)	1,231	1,191	1,018	173	134	750	(956)	788
Net income applicable to redeemable noncontrolling interests	122	100	—	—	—	—	8	116
Net income applicable to nonredeemable noncontrolling interests	147	111	112	89	228	159	59	78

Net income (loss) applicable to Morgan Stanley	$962	$980	$906	$84	$(94)	$591	$(1,023)	$594
Preferred stock dividends	26	177	26	48	25	27	24	26

Earnings (loss) applicable to Morgan Stanley common shareholders	$936	$803	$880	$36	$(119)	$564	$(1,047)	$568

Earnings (loss) per basic common share(5):
Income (loss) from continuing operations	$0.50	$0.44	$0.45	$0.02	$(0.05)	$0.28	$(0.55)	$0.34
Net gain (loss) from discontinued operations	(0.01)	(0.02)	0.01	—	(0.01)	0.02	—	(0.04)

Earnings (loss) per basic common share	$0.49	$0.42	$0.46	$0.02	$(0.06)	$0.30	$(0.55)	$0.30

Earnings (loss) per diluted common share(5):
Income (loss) from continuing operations	$0.49	$0.43	$0.44	$0.02	$(0.05)	$0.28	$(0.55)	$0.33
Net gain (loss) from discontinued operations	(0.01)	(0.02)	0.01	—	(0.01)	0.01	—	(0.04)

Earnings (loss) per diluted common share	$0.48	$0.41	$0.45	$0.02	$(0.06)	$0.29	$(0.55)	$0.29

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
Book value per common share	$31.21	$31.48	$32.13	$32.24	$30.74	$31.02	$30.53	$30.70

(1)	The fourth quarter of 2013 included a discrete tax benefit of $192 million, consisting of $100 million related to the remeasurement of reserves and related interest and $92 million related to the establishment of a previously unrecognized deferred tax asset associated with the reorganization of certain non-U.S. legal entities (see Note 20). The fourth quarter of 2013 included litigation expenses of $1.4 billion related to settlements and reserve additions (see Note 13).
(2)	The second quarter of 2012 included an out-of-period pre-tax gain of approximately $300 million related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain foreign, non-U.S. dollar denominated subsidiaries. This amount included a pre-tax gain of approximately $191 million related to the first quarter of 2012, with the remainder impacting prior periods (see Note 12).
(3)	The third quarter of 2012 included an out-of-period net tax provision of $82 million primarily related to the overstatement of tax benefits associated with repatriated earnings of a foreign subsidiary in prior periods, while the fourth quarter of 2012 included an out-of-period net tax provision of $75 million primarily related to the overstatement of deferred tax assets associated with partnership investments in prior periods (see Note 20).
(4)	See Note 1 for more information on discontinued operations.
(5)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.    Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in the consolidated financial statements through the date of this report and the Company has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Common Dividend.

On January 17, 2014, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.05. The dividend is payable on February 14, 2014 to common shareholders of record on January 31, 2014.

Long-Term Borrowings.

Subsequent to December 31, 2013 and through February 10, 2014, the Company’s long-term borrowings (net of issuances) decreased by approximately $2.2 billion. This amount includes the Company’s issuance of $2.8 billion in senior debt on January 24, 2014.

Legal Matters.

On February 4, 2014, and subsequent to the release of the Company’s 2013 earnings on January 17, 2014, legal reserves were increased within the Institutional Securities business segment, related to the settlement with the Federal Housing Finance Agency (see Note 13).

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	2013
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$119,549	$1,948	1.6%
Non-U.S.	103,774	344	0.3
Securities available for sale:
U.S.	44,112	447	1.0
Loans:
U.S.	33,939	1,052	3.1
Non-U.S.	489	69	14.1
Interest bearing deposits with banks:
U.S.	34,636	86	0.2
Non-U.S.	7,609	43	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	203,742	(217)	(0.1)
Non-U.S.	77,713	197	0.3
Other:
U.S.	62,028	751	1.2
Non-U.S.	19,077	489	2.6

Total	$706,668	$5,209	0.7%

Non-interest earning assets	121,793

Total assets	$828,461

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$91,713	$159	0.2%
Non-U.S.	260	—	—
Commercial paper and other short-term borrowings:
U.S.	964	2	0.2
Non-U.S.	1,063	18	1.7
Long-term debt:
U.S.	152,532	3,696	2.4
Non-U.S.	9,857	62	0.6
Trading liabilities(1):
U.S.	31,861	—	—
Non-U.S.	59,200	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	108,896	681	0.6
Non-U.S.	66,697	788	1.2
Other:
U.S.	98,335	(1,117)	(1.1)
Non-U.S.	37,679	142	0.4

Total	$659,057	$4,431	0.7

Non-interest bearing liabilities and equity	169,404

Total liabilities and equity	$828,461

Net interest income and net interest rate spread		$778	—%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	2012
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$133,615	$2,247	1.7%
Non-U.S.	82,019	489	0.6
Securities available for sale:
U.S.	35,141	343	1.0
Loans:
U.S.	20,996	597	2.8
Non-U.S.	363	46	12.7
Interest bearing deposits with banks:
U.S.	25,905	58	0.2
Non-U.S.	10,612	66	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	189,186	(315)	(0.2)
Non-U.S.	91,851	679	0.7
Other:
U.S.	54,651	471	0.9
Non-U.S.	15,404	1,011	6.6

Total	$659,743	$5,692	0.9%

Non-interest earning assets	122,428

Total assets	$782,171

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$69,265	$181	0.3%
Non-U.S.	165	—	—
Commercial paper and other short-term borrowings:
U.S.	557	5	0.9
Non-U.S.	1,383	33	2.4
Long-term debt:
U.S.	163,961	4,544	2.8
Non-U.S.	7,552	78	1.0
Trading liabilities(1):
U.S.	38,125	—	—
Non-U.S.	51,834	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	101,210	522	0.5
Non-U.S.	59,932	1,283	2.1
Other:
U.S.	82,881	(1,475)	(1.8)
Non-U.S.	33,992	726	2.1

Total	$610,857	$5,897	1.0

Non-interest bearing liabilities and equity	171,314

Total liabilities and equity	$782,171

Net interest income and net interest rate spread		$(205)	(0.1)%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	2011
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$122,704	$2,636	2.1%
Non-U.S.	114,445	957	0.8
Securities available for sale:
U.S.	27,712	348	1.3
Loans:
U.S.	12,294	326	2.7
Non-U.S.	420	30	7.1
Interest bearing deposits with banks:
U.S.	41,256	49	0.1
Non-U.S.	16,558	137	0.8
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	191,843	(79)	—
Non-U.S.	110,682	965	0.9
Other:
U.S.	45,336	1,335	2.9
Non-U.S.	15,454	530	3.4

Total	$698,704	$7,234	1.0%

Non-interest earning assets	140,131

Total assets	$838,835

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$64,559	$236	0.4%
Non-U.S.	91	—	—
Commercial paper and other short-term borrowings:
U.S.	874	7	0.8
Non-U.S.	2,163	34	1.6
Long-term debt:
U.S.	184,623	4,880	2.6
Non-U.S.	7,701	32	0.4
Trading liabilities(1):
U.S.	30,070	—	—
Non-U.S.	61,313	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	110,270	649	0.6
Non-U.S.	69,276	1,276	1.8
Other:
U.S.	90,193	(1,094)	(1.2)
Non-U.S.	38,139	863	2.3

Total	$659,272	$6,883	1.0

Non-interest bearing liabilities and equity	179,563

Total liabilities and equity	$838,835

Net interest income and net interest rate spread		$351	—%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	2013 versus 2012
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(237)	$(62)	$(299)
Non-U.S.	130	(275)	(145)
Securities available for sale:
U.S.	88	16	104
Loans:
U.S.	368	87	455
Non-U.S.	16	7	23
Interest bearing deposits with banks:
U.S.	20	8	28
Non-U.S.	(19)	(4)	(23)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	(24)	122	98
Non-U.S.	(105)	(377)	(482)
Other:
U.S.	64	216	280
Non-U.S.	241	(763)	(522)

Change in interest income	$542	$(1,025)	$(483)

Interest bearing liabilities
Deposits:
U.S.	$59	$(81)	$(22)
Commercial paper and other short-term borrowings:
U.S.	4	(7)	(3)
Non-U.S.	(8)	(7)	(15)
Long-term debt:
U.S.	(317)	(531)	(848)
Non-U.S.	24	(40)	(16)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	40	119	159
Non-U.S.	145	(640)	(495)
Other:
U.S.	(276)	634	358
Non-U.S.	79	(663)	(584)

Change in interest expense	$(250)	$(1,216)	$(1,466)

Change in net interest income	$792	$191	$983

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	2012 versus 2011
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$234	$(623)	$(389)
Non-U.S.	(271)	(197)	(468)
Securities available for sale:
U.S.	93	(98)	(5)
Loans:
U.S.	231	40	271
Non-U.S.	(4)	20	16
Interest bearing deposits with banks:
U.S.	(18)	27	9
Non-U.S.	(49)	(22)	(71)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	1	(237)	(236)
Non-U.S.	(164)	(122)	(286)
Other:
U.S.	274	(1,138)	(864)
Non-U.S.	(2)	483	481

Change in interest income	$325	$(1,867)	$(1,542)

Interest bearing liabilities
Deposits:
U.S.	$17	$(72)	$(55)
Commercial paper and other short-term borrowings:
U.S.	(3)	1	(2)
Non-U.S.	(12)	11	(1)
Long-term debt:
U.S.	(546)	210	(336)
Non-U.S.	(1)	47	46
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(53)	(74)	(127)
Non-U.S.	(172)	179	7
Other:
U.S.	89	(470)	(381)
Non-U.S.	(94)	(43)	(137)

Change in interest expense	$(775)	$(211)	$(986)

Change in net interest income	$1,100	$(1,656)	$(556)

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Deposits

	Average Deposits(1)
	2013		2012		2011
	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate
	(dollars in millions)
Deposits(2):
Savings deposits	$90,447	0.1%	$66,073	0.1%	$61,258	0.2%
Time deposits	1,526	3.9%	3,357	2.6%	3,392	3.5%

Total	$91,973	0.2%	$69,430	0.3%	$64,650	0.4%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Deposits are primarily located in U.S. offices.

Ratios

	2013	2012	2011
Net income to average assets	0.4%	N/M	0.5%
Return on average common equity(1)	4.3%	N/M	3.8%
Return on total equity(2)	4.6%	0.1%	6.9%
Dividend payout ratio(3)	14.7%	N/M	16.3%
Total average common equity to average assets	7.5%	7.8%	6.5%
Total average equity to average assets	7.7%	8.0%	7.1%

N/M—Not meaningful.

(1)	Percentage is based on net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity.
(2)	Percentage is based on net income as a percentage of average total equity.
(3)	Percentage is based on dividends declared per common share as a percentage of net income per diluted share.

Short-term Borrowings

	2013	2012	2011
	(dollars in millions)
Securities sold under repurchase agreements:
Period-end balance	$145,676	$122,674	$104,800
Average balance(1)(2)	136,151	125,465	142,784
Maximum balance at any month-end	145,676	139,962	164,511
Weighted average interest rate during the period(3)	0.7%	0.9%	0.9%
Weighted average interest rate on period-end balance(4)	0.4%	0.8%	0.8%
Securities loaned:
Period-end balance	$32,799	$36,849	$30,462
Average balance(1)	39,442	35,677	36,762
Maximum balance at any month-end	44,182	39,881	50,709
Weighted average interest rate during the period(3)	1.2%	1.9%	1.9%
Weighted average interest rate on period-end balance(4)	1.2%	1.5%	1.8%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	In 2011, the period-end balance was lower than the annual average primarily due to a decrease in the overall balance sheet during the year.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

(3)	The approximated weighted average interest rate was calculated using (a) interest expense incurred on all securities sold under repurchase agreements and securities loaned transactions, whether or not such transactions were reported on the consolidated statements of financial condition and (b) average balances that were reported on a net basis where certain criteria were met in accordance with applicable offsetting guidance. In addition, securities-for-securities transactions in which the Company was the borrower were not included in the average balances since they were not reported on the consolidated statements of financial condition.
(4)	The approximated weighted average interest rate was calculated using (a) interest expense for all securities sold under repurchase agreements and securities loaned transactions, whether or not such transactions were reported on the consolidated statements of financial condition and (b) period-end balances that were reported on a net basis where certain criteria were met in accordance with applicable offsetting guidance. In addition, securities-for-securities transactions in which the Company was the borrower were not included in the period-end balances since they were not reported on the consolidated statements of financial condition.

Cross-border Outstandings

Cross-border outstandings are based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) regulatory guidelines for reporting cross-border risk. Claims include cash, customer and other receivables, securities purchased under agreements to resell, securities borrowed and cash trading instruments, but exclude commitments. Securities purchased under agreements to resell and securities borrowed are presented based on the domicile of the counterparty, without reduction for related securities collateral held. Effective December 31, 2013, the regulatory guidelines for reporting cross-border risk were updated and prospectively require the reporting of, among other items, cross-border exposure to Non-banking financial institutions. Cross-border risk at December 31, 2012 and December 31, 2011 was not recast to reflect the new requirements. For purposes of comparability, exposure to Non-banking financial institutions as of December 31, 2013 is reported in Other in the tables below. For information regarding the Company’s country risk exposure, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure” in Part II, Item 7A.

The following tables set forth cross-border outstandings for each country in which cross-border outstandings exceed 1% of the Company’s consolidated assets or 20% of the Company’s total capital, whichever is less, at December 31, 2013, December 31, 2012 and December 31, 2011, respectively, in accordance with the FFIEC guidelines (dollars in millions):

	At December 31, 2013
Country	Banks	Governments	Other(1)	Total
United Kingdom	$11,874	$911	$57,594	$70,379
Japan	27,251	3,622	26,426	57,299
Cayman Islands	1	—	45,041	45,042
Germany	8,844	10,312	10,613	29,769
France	22,408	264	6,247	28,919
Canada	2,988	2,012	7,108	12,108
Netherlands	1,474	—	10,015	11,489
Korea	65	4,307	3,376	7,748

	At December 31, 2012
Country	Banks	Governments	Other	Total
United Kingdom	$17,504	$6	$100,090	$117,600
Cayman Islands	5	10	41,628	41,643
France	28,699	149	3,915	32,763
Japan	24,935	148	2,967	28,050
Germany	15,084	3,014	4,192	22,290
Netherlands	1,700	—	10,920	12,620
Canada	6,651	1,310	2,893	10,854
Korea	32	6,812	2,311	9,155
Switzerland	3,319	242	5,483	9,044
Luxembourg	221	223	7,952	8,396

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

	At December 31, 2011
Country	Banks	Governments	Other	Total
United Kingdom	$13,852	$2	$89,585	$103,439
Cayman Islands	766	—	31,169	31,935
France	23,561	1,096	4,196	28,853
Japan	23,542	436	2,821	26,799
Germany	18,674	3,485	1,859	24,018
Netherlands	3,508	23	8,826	12,357
Luxembourg	1,619	94	6,137	7,850
Brazil	149	3,398	2,165	5,712
Australia	2,008	557	1,414	3,979
Italy	881	1,463	539	2,883

(1)	Other includes Non-banking financial institutions and others in the 2013 presentation.

For cross-border exposure that exceeds 0.75% but does not exceed 1% of the Company’s consolidated assets, Ireland, Switzerland and China had a total cross-border exposure of $20,534 million at December 31, 2013, Saudi Arabia and Singapore had a total cross-border exposure of $12,848 million at December 31, 2012, and Korea, Singapore, Canada and certain other countries had a total cross-border exposure of $26,908 million at December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2013, and for the year then ended, and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2014

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to the Company’s directors and nominees under the following captions in the Company’s definitive proxy statement for its 2014 annual meeting of shareholders (“Morgan Stanley’s Proxy Statement”) is incorporated by reference herein.

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

Equity Compensation Plan Information. The following table provides information about outstanding awards and shares of common stock available for future awards under all of Morgan Stanley’s equity compensation plans as of December 31, 2013. Morgan Stanley has not made any grants of common stock outside of its equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	169,757,711	49.3974	107,080,353	(3)
Equity compensation plans not approved by security holders	1,482,390	—	—	(4)

Total	171,240,101	49.3974	107,080,353

(1)	Amounts include outstanding stock option, restricted stock unit and performance stock unit awards. The number of outstanding performance stock unit awards is based on the target number of units granted to senior executives.
(2)	Amounts reflect the weighted-average exercise price with respect to outstanding stock options and does not take into account outstanding restricted stock units and performance stock units, which do not provide for an exercise price.
(3)	Amount includes the following:

(a)	39,182,870 shares available under the Morgan Stanley Employee Stock Purchase Plan (“ESPP”). Pursuant to this plan, which is qualified under Section 423 of the Internal Revenue Code, eligible employees were permitted to purchase shares of common stock at a discount to market price through regular payroll deduction. The Compensation, Management Development and Succession (“CMDS”) Committee approved the discontinuation of the ESPP, effective June 1, 2009, such that no further contributions to the plan will be permitted following such date, until such time as the CMDS Committee determines to recommence contributions under the plan.
(b)	61,388,699 shares available under the 2007 Equity Incentive Compensation Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), performance-based units, other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the CMDS Committee.
(c)	5,579,314 shares available under the Employee Equity Accumulation Plan, which includes 732,857 shares available for awards of restricted stock and restricted stock units. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the CMDS Committee.
(d)	355,243 shares available under the Tax Deferred Equity Participation Plan. Awards consist of restricted stock units, which are settled by the delivery of shares of common stock.
(e)	574,227 shares available under the Directors’ Equity Capital Accumulation Plan. This plan provides for periodic awards of shares of common stock and stock units to non-employee directors and also allows non-employee directors to defer the cash fees they earn for services as a director in the form of stock units.

(4)	As of December 31, 2013, no shares remained available for future issuance under the Financial Advisor and Investment Representative Compensation Plan (“FAIRCP”), which was terminated effective December 31, 2011, and the Morgan Stanley 2009 Replacement Equity Incentive Compensation Plan for Morgan Stanley Smith Barney Employees (“REICP”), which was terminated effective December 31, 2012. However, awards remained outstanding under these plans as of December 31, 2013. The material features of the FAIRCP and the REICP, which were not approved by shareholders under SEC rules, are as follows:

(a)	FAIRCP: Financial advisors and investment representatives in the Wealth Management business segment were eligible to receive awards under FAIRCP in the form of cash, restricted stock and restricted stock units settled by the delivery of shares of common stock.

(b)	REICP: REICP was adopted in connection with the Wealth Management JV and without stockholder approval pursuant to the employment inducement award exception under the New York Stock Exchange Corporate Governance Listing Standards. The equity awards granted pursuant to the REICP were limited to awards to induce certain Citigroup Inc. (“Citi”) employees to join the new Wealth Management JV by replacing the value of Citi awards that were forfeited in connection with the employees’ transfer of employment to the Wealth Management business segment. Awards under the REICP were authorized in the form of restricted stock units, stock appreciation rights, stock options and restricted stock and other forms of stock-based awards.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the FAIRCP and REICP plan documents which, along with all plans under which awards were available for grant in 2013, are included as exhibits to this Annual Report on Form 10-K.

* * *

Other information relating to security ownership of certain beneficial owners and management is set forth under the caption “Item 1—Election of Directors—Beneficial Ownership of Company Common Stock” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2014.

MORGAN STANLEY (REGISTRANT)
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2014.

Signature	Title

/S/ JAMES P. GORMAN (James P. Gorman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ RUTH PORAT (Ruth Porat)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ PAUL C. WIRTH (Paul C. Wirth)	Deputy Chief Financial Officer (Principal Accounting Officer)

/S/ ERSKINE B. BOWLES (Erskine B. Bowles)	Director

/S/ HOWARD J. DAVIES (Howard J. Davies)	Director

/S/ THOMAS H. GLOCER (Thomas H. Glocer)	Director

/S/ ROBERT H. HERZ (Robert H. Herz)	Director

/S/ C. ROBERT KIDDER (C. Robert Kidder)	Director

/S/ KLAUS KLEINFELD (Klaus Kleinfeld)	Director

S-1

Signature	Title

/S/ DONALD T. NICOLAISEN (Donald T. Nicolaisen)	Director

/S/ HUTHAM S. OLAYAN (Hutham S. Olayan)	Director

/S/ JAMES W. OWENS (James W. Owens)	Director

/S/ O. GRIFFITH SEXTON (O. Griffith Sexton)	Director

/S/ RYOSUKE TAMAKOSHI (Ryosuke Tamakoshi)	Director

/S/ MASAAKI TANAKA (Masaaki Tanaka)	Director

/S/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

/S/ RAYFORD WILKINS, JR. (Rayford Wilkins, Jr.)	Director

S-2

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS TO FORM 10-K

For the year ended December 31, 2013

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

Exhibit No.	Description
2.1	Amended and Restated Joint Venture Contribution and Formation Agreement dated as of May 29, 2009 by and among Citigroup Inc. and Morgan Stanley and Morgan Stanley Smith Barney Holdings LLC (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated May 29, 2009).

2.2	Integration and Investment Agreement dated as of March 30, 2010 by and between Mitsubishi UFJ Financial Group, Inc. and Morgan Stanley (Exhibit 2.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009), as amended by the Certificate of Elimination of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (Exhibit 3.1 Morgan Stanley’s Current Report on Form 8-K dated July 20, 2011), as amended by the Certificate of Merger of Domestic Corporations dated December 29, 2011 (Exhibit 3.3 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2012), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E (Exhibit 2.5 to Morgan Stanley’s Registration Statement on Form 8-A dated September 27, 2013), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated December 9, 2013).

3.2	Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated March 9, 2010).

4.1	Indenture dated as of February 24, 1993 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.2	Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289) as amended by Fourth Supplemental Senior Indenture dated as of October 8, 2007 (Exhibit 4.3 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

4.3	Senior Indenture dated as of November 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752), as amended by First Supplemental Senior Indenture dated as of September 4, 2007 (Exhibit 4.5 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007), Second Supplemental Senior Indenture dated as of January 4, 2008 (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated January 4, 2008), Third Supplemental Senior Indenture dated as of September 10, 2008 (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008), Fourth Supplemental Senior Indenture dated as of December 1, 2008

(1)	For purposes of this Exhibit Index, references to “The Bank of New York” mean in some instances the entity successor to JPMorgan Chase Bank, N.A. or J.P. Morgan Trust Company, National Association; references to “JPMorgan Chase Bank, N.A.” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “J.P. Morgan Trust Company, N.A.” mean the entity formerly known as Bank One Trust Company, N.A., as successor to The First National Bank of Chicago.

Exhibit No.	Description
(Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated December 1, 2008), Fifth Supplemental Senior Indenture dated as of April 1, 2009 (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009), Sixth Supplemental Senior Indenture dated as of September 16, 2011 (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011), Seventh Supplemental Senior Indenture dated as of November 21, 2011 (Exhibit 4.4 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2011) and Eighth Supplemental Senior Indenture dated as of May 4, 2012 (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.4	The Unit Agreement Without Holders’ Obligations, dated as of August 29, 2008, between Morgan Stanley and The Bank of New York Mellon, as Unit Agent, as Trustee and Paying Agent under the Senior Indenture referred to therein and as Warrant Agent under the Warrant Agreement referred to therein (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated August 29, 2008).

4.5	Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.6	Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-g to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.7	Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

4.8	Junior Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-ww to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.9	Junior Subordinated Indenture dated as of October 12, 2006 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.10	Deposit Agreement dated as of July 6, 2006 among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts described therein (Exhibit 4.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

4.11	Depositary Receipt for Depositary Shares, representing Floating Rate Non-Cumulative Preferred Stock, Series A (included in Exhibit 4.10 hereto).

4.12	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.13	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

4.14	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2003).

4.15	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VI dated as of January 26, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

Exhibit No.		Description
4.16		Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VII dated as of October 12, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.17		Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VIII dated as of April 26, 2007 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated April 26, 2007).

4.18		Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.17 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1		Amended and Restated Trust Agreement dated as of October 18, 2011 by and between Morgan Stanley and State Street Bank and Trust Company (Exhibit 10.1 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.2		Transaction Agreement dated as of April 21, 2011 between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated April 21, 2011).

10.3		Amended and Restated Investor Agreement dated as of June 30, 2011 by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated June 30, 2011), as amended by Third Amendment, dated October 3, 2013 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.4†		Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2013 (Exhibit 10.6 to Morgan Stanley Annual Report on Form 10-K for the year ended December 31, 2012).

10.5†	*	Amendment to Morgan Stanley 401(k) Plan, dated as of December 20, 2013.

10.6†	*	Amendment to Morgan Stanley 401(k) Savings Plan, dated as of December 20, 2013.

10.7†		1994 Omnibus Equity Plan as amended and restated (Exhibit 10.23 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003) as amended by Amendment (Exhibit 10.11 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.8†		Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.9†		Directors’ Equity Capital Accumulation Plan as amended and restated as of March 22, 2012 (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated May 15, 2012).

10.10†		Select Employees’ Capital Accumulation Program as amended and restated as of May 7, 2008 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008).

10.11†		Form of Term Sheet under the Select Employees’ Capital Accumulation Program (Exhibit 10.9 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.12†		Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

Exhibit No.		Description
10.13†		Employee Stock Purchase Plan as amended and restated as of February 1, 2009 (Exhibit 10.20 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.14†		Morgan Stanley Supplemental Executive Retirement and Excess Plan, amended and restated effective December 31, 2008 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009) as amended by Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2010) and Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.15†		1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders) as amended by Amendment (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005), Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006), Amendment (Exhibit 10.24 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006) and Amendment (Exhibit 10.22 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.16†		Form of Equity Incentive Compensation Plan Award Certificate (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004).

10.17†		Form of Management Committee Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options (Exhibit 10.30 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.18†		Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.19†		Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.20†		Morgan Stanley Financial Advisor and Investment Representative Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.21†		Morgan Stanley UK Share Ownership Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-146954)).

10.22†		Supplementary Deed of Participation for the Morgan Stanley UK Share Ownership Plan, dated as of November 5, 2009 (Exhibit 10.36 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.23†		Aircraft Time Sharing Agreement, dated as of January 1, 2010, by and between Corporate Services Support Corp. and James P. Gorman (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.24†		Agreement between Morgan Stanley and James P. Gorman, dated August 16, 2005, and amendment dated December 17, 2008 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.25†	*	Amendment to Agreement between Morgan Stanley and James P. Gorman, effective as of December 19, 2013.

10.26†		Agreement between Morgan Stanley and Gregory J. Fleming, dated February 3, 2010 (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.27†		Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated November 22, 2005).

Exhibit No.	Description
10.28†	Morgan Stanley Performance Formula and Provisions (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.29†	Morgan Stanley Performance Formula and Provisions (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated May 14, 2013).

10.30†	2007 Equity Incentive Compensation Plan, as amended and restated as of March 21, 2013 (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated May 14, 2013).

10.31†	Morgan Stanley 2006 Notional Leveraged Co-Investment Plan, as amended and restated as of November 28, 2008 (Exhibit 10.47 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.32†	Form of Award Certificate under the 2006 Notional Leveraged Co-Investment Plan (Exhibit 10.7 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.33†	Morgan Stanley 2007 Notional Leveraged Co-Investment Plan, amended as of June 4, 2009 (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.34†	Form of Award Certificate under the 2007 Notional Leveraged Co-Investment Plan for Certain Management Committee Members (Exhibit 10.8 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.35†	Governmental Service Amendment to Outstanding Stock Option and Stock Unit Awards (replacing and superseding in its entirety Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007) (Exhibit 10.41 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.36†	Amendment to Outstanding Stock Option and Stock Unit Awards (Exhibit 10.53 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.37†	Morgan Stanley Compensation Incentive Plan (Exhibit 10.54 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.38†	Form of Executive Waiver (Exhibit 10.55 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.39†	Form of Executive Letter Agreement (Exhibit 10.56 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.40†	Morgan Stanley 2009 Replacement Equity Incentive Compensation Plan for Morgan Stanley Smith Barney Employees (Exhibit 4.2 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-159504)).

10.41†	Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.42†	Form of Award Certificate for Performance Stock Units (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.43†	Form of Award Certificate for Special Discretionary Retention Awards of Stock Options (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.44†	Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of May 17, 2011 (Exhibit 10.59 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.45†	Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.46†	Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan Deferred Bonus Program (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit No.		Description
10.47†		Form of Award Certificate for Performance Stock Units (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.48†		Memorandum to Colm Kelleher Regarding Repatriation to London (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.49†		Morgan Stanley U.S. Tax Equalization Program (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.50†		Change of Employment Status and Release Agreement between Morgan Stanley and Paul J. Taubman, dated January 3, 2013 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.51†		Morgan Stanley UK Limited Alternative Retirement Plan, dated as of October 8, 2009 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.52†		Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.53†		Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.54†		Form of Award Certificate for Discretionary Retention Awards of Stock Options (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.55†		Form of Award Certificate for Long-Term Incentive Program Awards (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

12	*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	*	Subsidiaries of Morgan Stanley.

23.1	*	Consent of Deloitte & Touche LLP.

24		Powers of Attorney (included on signature page).

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Section 1350 Certification of Chief Executive Officer.

32.2	**	Section 1350 Certification of Chief Financial Officer.

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition—December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income—Twelve Months Ended December 31, 2013, December 31, 2012 and December 31, 2011, (iii) the Consolidated Statements of Comprehensive Income—Twelve Months Ended December 31, 2013, December 31, 2012 and December 31, 2011, (iv) the Consolidated Statements of Cash Flows—Twelve Months Ended December 31, 2013, December 31, 2012 and December 31, 2011, (v) the Consolidated Statements of Changes in Total Equity—Twelve Months Ended December 31, 2013, December 31, 2012, and December 31, 2011, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

