Form 10-Q
period 2014-03-31
MORGAN STANLEY
filed 2014-05-06
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 1,971,294,604 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2014

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

Morgan Stanley has a Corporate Governance webpage. You can access information about Morgan Stanley’s corporate governance at www.morganstanley.com/about/company/governance. Morgan Stanley posts the following on its Corporate Governance webpage:

•	Amended and Restated Certificate of Incorporation;

•	Amended and Restated Bylaws;

•	Charters for its Audit Committee; Operations and Technology Committee; Compensation, Management Development and Succession Committee; Nominating and Governance Committee; and Risk Committee;

•	Corporate Governance Policies;

•	Policy Regarding Communication with the Board of Directors;

•	Policy Regarding Director Candidates Recommended by Shareholders;

•	Policy Regarding Corporate Political Activities;

•	Policy Regarding Shareholder Rights Plan;

•	Code of Ethics and Business Conduct;

•	Code of Conduct; and

•	Integrity Hotline information.

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

ii

Part I — Financial Information.

Item 1.	Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and due from banks ($546 and $544 at March 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	$13,785	$16,602
Interest bearing deposits with banks	41,639	43,281
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements ($129 and $117 at March 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	43,651	39,203
Trading assets, at fair value (approximately $137,157 and $151,078 were pledged to various parties at March 31, 2014 and December 31, 2013, respectively) ($2,854 and $2,825 at March 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	259,545	280,744
Securities available for sale, at fair value	58,886	53,430
Securities received as collateral, at fair value	21,613	20,508
Federal funds sold and securities purchased under agreements to resell (includes $866 and $866 at fair value at March 31, 2014 and December 31, 2013, respectively)	107,576	118,130
Securities borrowed	147,595	129,707
Customer and other receivables	60,506	57,104
Loans:
Held for investment (net of allowances of $124 and $156 at March 31, 2014 and December 31, 2013, respectively)	41,575	36,545
Held for sale	4,730	6,329
Other investments ($540 and $561 at March 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	5,143	5,086
Premises, equipment and software costs (net of accumulated depreciation of $6,253 and $6,420 at March 31, 2014 and December 31, 2013, respectively) ($199 and $201 at March 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	5,778	6,019
Goodwill	6,601	6,595
Intangible assets (net of accumulated amortization of $1,777 and $1,703 at March 31, 2014 and December 31, 2013, respectively) (includes $7 and $8 at fair value at March 31, 2014 and December 31, 2013, respectively)	3,210	3,286
Other assets ($24 and $11 at March 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	9,548	10,133

Total assets	$831,381	$832,702

Liabilities
Deposits (includes $0 and $185 at fair value at March 31, 2014 and December 31, 2013, respectively).	$116,648	$112,379
Commercial paper and other short-term borrowings (includes $1,169 and $1,347 at fair value at March 31, 2014 and December 31, 2013, respectively)	1,786	2,142
Trading liabilities, at fair value ($46 and $33 at March 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	111,590	104,521
Obligation to return securities received as collateral, at fair value	27,565	24,568
Securities sold under agreements to repurchase (includes $610 and $561 at fair value at March 31, 2014 and December 31, 2013, respectively)	114,183	145,676
Securities loaned	32,370	32,799
Other secured financings (includes $4,514 and $5,206 at fair value at March 31, 2014 and December 31, 2013, respectively) ($531 and $543 at March 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	13,481	14,215
Customer and other payables	175,998	157,125
Other liabilities and accrued expenses ($75 and $76 at March 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	14,118	16,672
Long-term borrowings (includes $35,620 and $35,637 at fair value at March 31, 2014 and December 31, 2013, respectively)	153,374	153,575

Total liabilities	761,113	763,672

Commitments and contingent liabilities (see Note 12)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 14)	3,220	3,220
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at March 31, 2014 and December 31, 2013;
Shares issued: 2,038,893,979 at March 31, 2014 and December 31, 2013;
Shares outstanding: 1,971,686,139 at March 31, 2014 and 1,944,868,751 at December 31, 2013	20	20
Additional Paid-in capital	23,364	24,570
Retained earnings	43,522	42,172
Employee stock trusts	2,099	1,718
Accumulated other comprehensive loss	(968)	(1,093)
Common stock held in treasury, at cost, $0.01 par value; 67,207,840 shares at March 31, 2014 and 94,025,228 shares at December 31, 2013	(2,087)	(2,968)
Common stock issued to employee stock trusts	(2,099)	(1,718)

Total Morgan Stanley shareholders’ equity	67,071	65,921
Nonredeemable noncontrolling interests	3,197	3,109

Total equity	70,268	69,030

Total liabilities, redeemable noncontrolling interests and equity	$831,381	$832,702

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Investment banking	$1,308	$1,224
Trading	2,962	2,694
Investments	359	338
Commissions and fees	1,216	1,167
Asset management, distribution and administration fees	2,549	2,346
Other	227	199

Total non-interest revenues	8,621	7,968

Interest income	1,343	1,388
Interest expense	1,035	1,206

Net interest	308	182

Net revenues	8,929	8,150

Non-interest expenses:
Compensation and benefits	4,305	4,214
Occupancy and equipment	359	377
Brokerage, clearing and exchange fees	443	428
Information processing and communications	424	448
Marketing and business development	147	134
Professional services	452	440
Other	492	526

Total non-interest expenses	6,622	6,567

Income from continuing operations before income taxes	2,307	1,583
Provision for income taxes	762	333

Income from continuing operations	1,545	1,250

Discontinued operations:
Income (loss) from discontinued operations before income taxes	44	(30)
Provision for (benefit from) income taxes	5	(11)

Income (loss) from discontinued operations	39	(19)

Net income	$1,584	$1,231
Net income applicable to redeemable noncontrolling interests	—	122
Net income applicable to nonredeemable noncontrolling interests	79	147

Net income applicable to Morgan Stanley	$1,505	$962
Preferred stock dividends	56	26

Earnings applicable to Morgan Stanley common shareholders	$1,449	$936

Amounts applicable to Morgan Stanley:
Income from continuing operations	$1,466	$981
Income (loss) from discontinued operations	39	(19)

Net income applicable to Morgan Stanley	$1,505	$962

Earnings per basic common share:
Income from continuing operations	$0.73	$0.50
Income (loss) from discontinued operations	0.02	(0.01)

Earnings per basic common share	$0.75	$0.49

Earnings per diluted common share:
Income from continuing operations	$0.72	$0.49
Income (loss) from discontinued operations	0.02	(0.01)

Earnings per diluted common share	$0.74	$0.48

Dividends declared per common share	$0.05	$0.05
Average common shares outstanding:
Basic	1,924,270,160	1,901,204,729

Diluted	1,969,652,798	1,940,264,085

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$1,584	$1,231
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$66	$(245)
Amortization of cash flow hedges(2)	1	1
Change in net unrealized gains (losses) on securities available for sale(3)	74	(27)
Pension, postretirement and other related adjustments(4)	2	1

Total other comprehensive income (loss)	$143	$(270)

Comprehensive income	$1,727	$961
Net income applicable to redeemable noncontrolling interests	—	122
Net income applicable to nonredeemable noncontrolling interests	79	147
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	18	(92)

Comprehensive income applicable to Morgan Stanley	$1,630	$784

(1)	Amounts are net of provision for (benefit from) income taxes of $(56) million and $165 million for the quarters ended March 31, 2014 and 2013, respectively.
(2)	Amounts are net of provision for income taxes of $1 million and $1 million for the quarters ended March 31, 2014 and 2013, respectively.
(3)	Amounts are net of provision for (benefit from) income taxes of $51 million and $(19) million for the quarters ended March 31, 2014 and 2013, respectively.
(4)	Amounts are net of provision for income taxes of $1 million and $5 million for the quarters ended March 31, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,584	$1,231
Adjustments to reconcile net income to net cash provided by operating activities:
Income on equity method investees	(38)	(64)
Compensation payable in common stock and options	311	265
Depreciation and amortization	326	360
Net (gain) loss on business dispositions	(66)	5
Net gain on sale of securities available for sale	(6)	(3)
Impairment charges	33	29
(Provision) release for credit losses on lending activities	10	(39)
Other non-cash adjustments to net income	(65)	(5)
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(4,448)	(343)
Trading assets, net of Trading liabilities	31,336	13,284
Securities borrowed	(17,888)	(14,026)
Securities loaned	(429)	3,502
Customer and other receivables and other assets	(1,299)	2,730
Customer and other payables and other liabilities	16,904	6,976
Federal funds sold and securities purchased under agreements to resell	10,554	(6,003)
Securities sold under agreements to repurchase	(31,492)	(3,404)

Net cash provided by operating activities	5,327	4,495

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software	2	(263)
Business dispositions, net of cash disposed	135	481
Loans	(4,560)	(2,168)
Purchases of securities available for sale	(8,188)	(4,674)
Sales of securities available for sale	1,853	2,029
Maturities and redemptions of securities available for sale	981	1,351
Other investing activities	(41)	105

Net cash used for investing activities	(9,818)	(3,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	(356)	337
Noncontrolling interests	(9)	(8)
Other secured financings	(1,719)	501
Deposits	4,269	(2,643)
Proceeds from:
Excess tax benefits associated with stock-based awards	84	12
Derivatives financing activities	150	279
Issuance of long-term borrowings	7,701	10,046
Payments for:
Long-term borrowings	(8,786)	(12,018)
Derivatives financing activities	—	(243)
Repurchases of common stock and employee tax withholdings	(672)	(306)
Cash dividends	(143)	(119)

Net cash provided by (used for) financing activities	519	(4,162)

Effect of exchange rate changes on cash and cash equivalents	59	(612)

Effect of cash and cash equivalents related to variable interest entities	(546)	(584)

Net decrease in cash and cash equivalents	(4,459)	(4,002)
Cash and cash equivalents, at beginning of period	59,883	46,904

Cash and cash equivalents, at end of period	$55,424	$42,902

Cash and cash equivalents include:
Cash and due from banks	$13,785	$17,773
Interest bearing deposits with banks	41,639	25,129

Cash and cash equivalents, at end of period	$55,424	$42,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $606 million and $728 million for the quarters ended March 31, 2014 and 2013, respectively.

Cash payments for income taxes were $128 million and $139 million for the quarters ended March 31, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Three Months Ended March 31, 2014

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2013	$3,220	$20	$24,570	$42,172	$1,718	$(1,093)	$(2,968)	$(1,718)	$3,109	$69,030
Net income applicable to Morgan Stanley	—	—	—	1,505	—	—	—	—	—	1,505
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	79	79
Dividends	—	—	—	(155)	—	—	—	—	—	(155)
Shares issued under employee plans and related tax effects	—	—	(1,206)	—	381	—	1,553	(381)	—	347
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(672)	—	—	(672)
Net change in Accumulated other comprehensive income	—	—	—	—	—	125	—	—	18	143
Other net decreases	—	—	—	—	—	—	—	—	(9)	(9)

BALANCE AT MARCH 31, 2014	$3,220	$20	$23,364	$43,522	$2,099	$(968)	$(2,087)	$(2,099)	$3,197	$70,268

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity—(Continued)

Three Months Ended March 31, 2013

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- Redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$1,508	$20	$23,426	$39,912	$2,932	$(516)	$(2,241)	$(2,932)	$3,319	$65,428
Net income applicable to Morgan Stanley	—	—	—	962	—	—	—	—	—	962
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	147	147
Dividends	—	—	—	(124)	—	—	—	—	—	(124)
Shares issued under employee plans and related tax effects	—	—	235	—	(1,060)	—	6	1,060	—	241
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(306)	—	—	(306)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(178)	—	—	(92)	(270)
Other net decreases	—	—	—	—	—	—	—	—	(6)	(6)

BALANCE AT MARCH 31, 2013	$1,508	$20	$23,661	$40,750	$1,872	$(694)	$(2,541)	$(1,872)	$3,368	$66,072

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

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

Discontinued Operations.    On March 27, 2014, the Company sold its Canadian terminal business (“CanTerm”) for approximately $110 million, resulting in a gain of approximately $45 million. Net revenues were $49 million and $5 million for the quarters ended March 31, 2014 and 2013, respectively. Net pre-tax income was $45 million and $0 million for the quarters ended March 31, 2014 and 2013, respectively. The results of CanTerm are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

Remaining pre-tax loss amounts of $(1) million and $(30) million for the quarters ended March 31, 2014 and 2013, respectively, that are included in discontinued operations primarily related to the sale of Saxon and a principal investment.

Prior-period amounts have been recast for discontinued operations.

Basis of Financial Information.    The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”), which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill and intangible assets, compensation, deferred tax assets, the outcome of litigation and tax matters, allowance for credit losses and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates. Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial statements reflect all adjustments of a normal

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 7). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as either Net income (loss) applicable to redeemable noncontrolling interests or Net income (loss) applicable to nonredeemable noncontrolling interests in the condensed consolidated statements of income. The portion of shareholders’ equity of such subsidiaries that is redeemable would be presented as Redeemable noncontrolling interests outside of the equity section in the condensed consolidated statements of financial condition. The portion of shareholders’ equity of such subsidiaries that is nonredeemable is presented as Nonredeemable noncontrolling interests, a component of total equity, in the condensed consolidated statements of financial condition.

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

During the quarter ended March 31, 2014, no updates were made to the Company’s significant accounting policies.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less, held for investment purposes, and readily convertible to known amounts of cash.

The Company had no significant non-cash activities in the quarters ended March 31, 2014 and March 31, 2013.

Accounting Developments.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.    In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting update that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires additional disclosures about those obligations. This guidance became effective for the Company retrospectively beginning on January 1, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.    In March 2013, the FASB issued an accounting update requiring the parent entity to release any related cumulative translation adjustment into net income when the parent ceases to have a controlling financial interest in a subsidiary that is a foreign entity. When the parent ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the related cumulative translation adjustment would be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance became effective for the Company prospectively beginning on January 1, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Amendments to the Scope, Measurement, and Disclosure Requirements of an Investment Company.    In June 2013, the FASB issued an accounting update that modifies the criteria used in defining an investment company under generally accepted accounting principles in the U.S. (“U.S. GAAP”) and sets forth certain measurement and disclosure requirements. This update requires an investment company to measure noncontrolling interests in another investment company at fair value and requires an entity to disclose the fact that it is an investment company, and provide information about changes, if any, in its status as an investment company. An entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. This guidance became effective for the Company prospectively beginning January 1, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.    In July 2013, the FASB issued an accounting update providing guidance on the financial statement presentation of an unrecognized tax benefit when a deferred tax asset from a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to such deferred tax asset if a settlement in such manner is expected in the event the uncertain tax position is disallowed. This guidance became effective for the Company beginning January 1, 2014. This guidance was applied prospectively to unrecognized tax benefits that existed at the effective date. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Wealth Management JV.

In 2009, the Company and Citigroup Inc. (“Citi”) consummated the combination of each institution’s respective wealth management business. The combined businesses operated as the “Wealth Management JV”. Prior to September 2012, the Company owned 51% and Citi owned 49% of the Wealth Management JV. In September 2012, the Company purchased an additional 14% stake in the Wealth Management JV from Citi for $1.89 billion, increasing the Company’s interest from 51% to 65%. In June 2013, the Company purchased the remaining 35% stake in the Wealth Management JV for $4.725 billion, increasing the Company’s interest from 65% to 100%.

For the first quarter of 2014, no results were attributed to Citi since the Company owned 100% of the Wealth Management JV. For the first quarter of 2013, Citi’s 35% interest was reported on the balance sheet as redeemable noncontrolling interest and the results related to its 35% interest were reported in net income (loss) applicable to redeemable noncontrolling interests in the condensed consolidated statement of income.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter ended March 31, 2014, $5 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions. At March 31, 2014, approximately $24 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Auction Rate Securities (“ARS”).    The Company primarily holds investments in Student Loan Auction Rate Securities (“SLARS”) and Municipal Auction Rate Securities (“MARS”), which are floating rate instruments for which the rates reset through periodic auctions. SLARS are ABS backed by pools of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

student loans. MARS are municipal bonds often wrapped by municipal bond insurance. The fair value of ARS is primarily determined using recently executed transactions and market price quotations, obtained from independent external parties such as vendors and brokers, where available. The Company uses an internally developed methodology to discount for the lack of liquidity and non-performance risk where independent external market data are not available.

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

Other derivative products, including complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes certain types of interest rate derivatives with both volatility and correlation exposure and credit derivatives, including credit default swaps on certain mortgage-backed or asset-backed securities and basket credit default swaps, where direct trading activity or quotes are unobservable. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

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

For basket credit default swaps, the correlation input between reference credits is unobservable for each specific swap or position and is benchmarked to standardized proxy baskets for which correlation data are available. The other model inputs such as credit spread, interest rates and recovery rates are observable. In instances where the correlation input is deemed to be significant, these instruments are categorized in Level 3 of the fair value hierarchy; otherwise, these instruments are categorized in Level 2 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at March 31, 2014
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$25,473	$3	$—	$—	$25,476
U.S. agency securities	1,549	14,690	—	—	16,239

Total U.S. government and agency securities	27,022	14,693	—	—	41,715
Other sovereign government obligations	32,487	6,887	8	—	39,382
Corporate and other debt:
State and municipal securities	—	1,591	—	—	1,591
Residential mortgage-backed securities	—	1,703	51	—	1,754
Commercial mortgage-backed securities	—	1,772	80	—	1,852
Asset-backed securities	—	853	146	—	999
Corporate bonds	—	16,083	538	—	16,621
Collateralized debt and loan obligations	—	473	1,293	—	1,766
Loans and lending commitments	—	8,411	4,988	—	13,399
Other debt	—	2,743	31	—	2,774

Total corporate and other debt	—	33,629	7,127	—	40,756
Corporate equities(1)	95,834	189	263	—	96,286
Derivative and other contracts:
Interest rate contracts	590	433,871	2,533	—	436,994
Credit contracts	—	37,479	2,304	—	39,783
Foreign exchange contracts	27	49,712	162	—	49,901
Equity contracts	1,139	48,504	1,543	—	51,186
Commodity contracts	2,387	12,242	2,018	—	16,647
Other	—	114	—	—	114
Netting(2)	(3,815)	(499,521)	(4,627)	(56,075)	(564,038)

Total derivative and other contracts	328	82,401	3,933	(56,075)	30,587
Investments:
Private equity funds	—	—	2,576	—	2,576
Real estate funds	—	6	1,643	—	1,649
Hedge funds	—	386	394	—	780
Principal investments	87	49	2,193	—	2,329
Other	181	57	521	—	759

Total investments	268	498	7,327	—	8,093
Physical commodities	—	2,726	—	—	2,726

Total trading assets	155,939	141,023	18,658	(56,075)	259,545
Securities available for sale	29,264	29,622	—	—	58,886
Securities received as collateral	21,594	16	3	—	21,613
Federal funds sold and securities purchased under agreements to resell	—	866	—	—	866
Intangible assets(3)	—	—	7	—	7

Total assets measured at fair value	$206,797	$171,527	$18,668	$(56,075)	$340,917

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at March 31, 2014
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$—	$1,169	$—	$—	$1,169
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	14,509	—	—	—	14,509
U.S. agency securities	2,079	134	—	—	2,213

Total U.S. government and agency securities	16,588	134	—	—	16,722
Other sovereign government obligations	17,986	2,457	—	—	20,443
Corporate and other debt:
State and municipal securities	—	2	—	—	2
Asset-backed securities	—	1	—	—	1
Corporate bonds	—	6,354	3	—	6,357
Collateralized debt and loan obligations	—	5	—	—	5
Unfunded lending commitments	—	39	6	—	45
Other debt	—	385	68	—	453

Total corporate and other debt	—	6,786	77	—	6,863
Corporate equities(1)	34,548	136	10	—	34,694
Derivative and other contracts:
Interest rate contracts	556	411,966	2,654	—	415,176
Credit contracts	—	35,784	2,535	—	38,319
Foreign exchange contracts	5	50,088	110	—	50,203
Equity contracts	1,212	52,975	2,642	—	56,829
Commodity contracts	2,748	13,371	944	—	17,063
Other	—	46	1	—	47
Netting(2)	(3,815)	(499,521)	(4,627)	(36,806)	(544,769)

Total derivative and other contracts	706	64,709	4,259	(36,806)	32,868

Total trading liabilities	69,828	74,222	4,346	(36,806)	111,590
Obligation to return securities received as collateral	27,531	31	3	—	27,565
Securities sold under agreements to repurchase	—	456	154	—	610
Other secured financings	—	4,239	275	—	4,514
Long-term borrowings	—	33,742	1,878	—	35,620

Total liabilities measured at fair value	$97,359	$113,859	$6,656	$(36,806)	$181,068

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 11.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value. See Note 7 for further information on MSRs.

Transfers Between Level 1 and Level 2 During the Quarter Ended March 31, 2014.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

In the quarter ended March 31, 2014, there were no material transfers between Level 1 and Level 2.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2014 and 2013, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended March 31, 2014.

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2014(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$27	$2	$—	$(20)	$—	$—	$(1)	$8	$1
Corporate and other debt:
Residential mortgage-backed securities	47	5	2	(8)	—	—	5	51	4
Commercial mortgage-backed securities	108	8	45	(81)	—	—	—	80	—
Asset-backed securities	103	17	7	(3)	—	—	22	146	17
Corporate bonds	522	20	183	(188)	—	(8)	9	538	21
Collateralized debt and loan obligations	1,468	52	283	(494)	—	(51)	35	1,293	12
Loans and lending commitments	5,129	(289)	670	(122)	—	(383)	(17)	4,988	(292)
Other debt	27	1	2	(3)	—	—	4	31	—

Total corporate and other debt	7,404	(186)	1,192	(899)	—	(442)	58	7,127	(238)
Corporate equities	190	(1)	90	(21)	—	—	5	263	(3)
Net derivative and other contracts(3):
Interest rate contracts	113	(133)	9	—	(7)	(51)	(52)	(121)	(150)
Credit contracts	(147)	(77)	39	—	(70)	36	(12)	(231)	67
Foreign exchange contracts	68	(7)	—	—	—	8	(17)	52	(6)
Equity contracts	(831)	49	144	(1)	(277)	(106)	(77)	(1,099)	10
Commodity contracts	880	163	56	—	—	(25)	—	1,074	152
Other	(4)	(1)	—	—	—	4	—	(1)	(1)

Total net derivative and other contracts	79	(6)	248	(1)	(354)	(134)	(158)	(326)	72
Investments:
Private equity funds	2,531	171	75	(201)	—	—	—	2,576	90
Real estate funds	1,637	52	15	(61)	—	—	—	1,643	46
Hedge funds	432	13	18	(12)	—	—	(57)	394	13
Principal investments	2,160	61	—	(12)	—	—	(16)	2,193	47
Other	538	(14)	10	(11)	—	—	(2)	521	(14)

Total investments	7,298	283	118	(297)	—	—	(75)	7,327	182
Securities received as collateral	—	—	—	—	—	—	3	3	—
Intangible assets	8	—	—	—	—	(1)	—	7	—

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$1	$—	$—	$—	$—	$(1)	$—	$—	$—
Trading liabilities:
Corporate and other debt:
Corporate bonds	22	4	(46)	40	—	—	(9)	3	3
Unfunded lending commitments	2	(4)	—	—	—	—	—	6	(4)
Other debt	48	—	(5)	—	—	—	25	68	—

Total corporate and other debt	72	—	(51)	40	—	—	16	77	(1)
Corporate equities	8	1	(3)	2	—	—	4	10	—
Obligation to return securities received as collateral	—	—	—	—	—	—	3	3	—
Securities sold under agreements to repurchase	154	—	—	—	—	—	—	154	—
Other secured financings	278	(4)	—	—	1	(8)	—	275	(4)
Long-term borrowings	1,887	(25)	—	—	185	(176)	(43)	1,878	(27)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $283 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended March 31, 2014 related to assets and liabilities still outstanding at March 31, 2014.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

In the quarter ended March 31, 2014, there were no material transfers from Level 2 to Level 3.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended March 31, 2013.

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$6	$—	$1	$(3)	$—	$—	$(1)	$3	$—
Corporate and other debt:
Residential mortgage-backed securities	45	26	15	(42)	—	—	(25)	19	9
Commercial mortgage-backed securities	232	15	6	(80)	—	—	1	174	7
Asset-backed securities	109	—	1	(99)	—	—	—	11	—
Corporate bonds	660	62	437	(247)	—	(12)	(12)	888	5
Collateralized debt and loan obligations	1,951	191	314	(695)	—	(95)	—	1,666	63
Loans and lending commitments	4,694	20	944	(149)	—	(738)	513	5,284	1
Other debt	45	(8)	14	(49)	—	—	(1)	1	(1)

Total corporate and other debt	7,736	306	1,731	(1,361)	—	(845)	476	8,043	84
Corporate equities	288	(22)	85	(61)	—	—	(20)	270	5
Net derivative and other contracts(3):
Interest rate contracts	(82)	(106)	1	—	(1)	192	(26)	(22)	18
Credit contracts	1,822	(452)	42	—	(15)	(4)	10	1,403	(418)
Foreign exchange contracts	(359)	8	—	—	—	109	7	(235)	(2)
Equity contracts	(1,144)	(140)	85	(1)	(93)	(76)	29	(1,340)	(125)
Commodity contracts	709	(10)	9	—	(4)	(8)	7	703	(30)
Other	(7)	(2)	—	—	—	6	—	(3)	(2)

Total net derivatives and other contracts	939	(702)	137	(1)	(113)	219	27	506	(559)
Investments:
Private equity funds	2,179	114	70	(72)	—	—	—	2,291	104
Real estate funds	1,370	80	3	(83)	—	—	—	1,370	90
Hedge funds	552	2	31	(34)	—	—	(6)	545	(3)
Principal investments	2,833	63	35	(85)	—	—	9	2,855	78
Other	486	17	11	(17)	—	—	(1)	496	16

Total investments	7,420	276	150	(291)	—	—	2	7,557	285
Intangible assets	7	4	—	—	—	(3)	—	8	2

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2013(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$19	$—	$—	$—	$1	$(1)	$(14)	$5	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	177	—	(131)	371	—	—	7	424	3
Unfunded lending commitments	46	21	—	—	—	—	—	25	20
Other debt	49	11	(37)	10	—	—	—	11	10

Total corporate and other debt	276	32	(168)	381	—	—	7	464	33
Corporate equities	5	—	(3)	1	—	—	1	4	1
Securities sold under agreements to repurchase	151	(4)	—	—	—	—	—	155	(4)
Other secured financings	406	12	—	—	13	(132)	—	275	5
Long-term borrowings	2,789	(17)	—	—	543	(188)	(377)	2,784	(17)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $276 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for March 31, 2013 related to assets and liabilities still outstanding at March 31, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 11.

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at March 31, 2014 and December 31, 2013.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2014.

	Balance at March 31, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$51	Comparable pricing	Comparable bond price / (A)	0 to 69 points	6 points
Commercial mortgage-backed securities	80	Comparable pricing	Comparable bond price / (A)	3 to 84 points	34 points
Asset-backed securities	146	Discounted cash flow(6)	Discount rate / (C)	17%	17%
		Comparable pricing	Comparable bond price / (A)	0 to 63 points	31 points
Corporate bonds	538	Comparable pricing	Comparable bond price / (A)	1 to 170 points	74 points
Collateralized debt and loan obligations	1,293	Comparable pricing(6)	Comparable bond price / (A)	18 to 101 points	75 points
		Correlation model	Credit correlation / (B)	43 to 57%	49%
Loans and lending commitments	4,988	Corporate loan model	Credit spread / (C)	25 to 460 basis points	247 basis points
		Margin loan model	Credit spread / (C)(D)	214 to 216 basis points	214 basis points
			Volatility skew / (C)(D)	1 to 40%	21%
			Comparable bond price / (A)(D)	80 to 120 points	100 points
			Discount rate / (C)(D)	2 to 3%	3%
		Option model	Volatility skew / (C)	-1 to 0%	0%
		Comparable pricing(6)	Comparable loan price / (A)	10 to 101 points	79 points
Corporate equities(3)	263	Net asset value	Discount to net asset value / (C)	0 to 85%	43%
		Comparable pricing(6)	Comparable equity price / (A)	100%	100%
		Comparable pricing	Comparable price / (A)	100%	100%
		Market approach	EBITDA multiple / (A)(D)	5 to 11 times	6 times
			Price/Book ratio / (A)(D)	0 to 1 times	1 times
Net derivative and other contracts:
Interest rate contracts	(121)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times
			Comparable bond price / (A)(D)	5 to 100 points	64 points / 81 points(4)
			Interest rate—Foreign exchange correlation / (A)(D)	37 to 64%	51% / 54%(4)
			Interest rate volatility skew / (A)(D)	25 to 55%	37% / 29%(4)
			Interest rate quanto correlation / (A)(D)	-11 to 37%	9% / 7%(4)
			Interest rate curve correlation / (A)(D)	47 to 85%	72% / 73%(4)
			Inflation volatility / (A)(D)	78 to 80%	79% / 79%(4)
			Interest rate—Inflation correlation / (A)(D)	-42%	-42% / -42%(4)
Credit contracts	(231)	Comparable pricing	Cash synthetic basis / (C)(D)	4 to 8 points	7 points
			Comparable bond price / (C)(D)	0 to 55 points	19 points
		Correlation model(6)	Credit correlation / (B)	27 to 95%	57%
Foreign exchange contracts(5)	52	Option model	Comparable bond price / (A)(D)	5 to 100 points	64 points / 81 points(4)
			Interest rate quanto correlation / (A)(D)	-11 to 37%	9% / 7%(4)
			Interest rate—Credit spread correlation / (A)(D)	-59 to 16%	-19% / -19%(4)
			Interest rate curve correlation / (A)(D)	47 to 85%	72% / 73%(4)
			Interest rate—Foreign exchange correlation / (A)(D)	37 to 64%	51% / 54%(4)
			Interest rate volatility skew / (A)(D)	25 to 55%	37% / 29%(4)
			Interest rate curve / (A)(D)	0 to 2%	1% / 0%(4)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at March 31, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Equity contracts(5)	(1,099)	Option model	At the money volatility / (A)(D)	16 to 52%	31%
			Volatility skew / (A)(D)	-4 to 0%	-1%
			Equity—Equity correlation / (C)(D)	40 to 99%	70%
			Equity—Foreign exchange correlation / (C)(D)	-50 to -11%	-20%
			Equity—Interest rate correlation /(C)(D)	-4 to 70%	25% / 10%(4)
Commodity contracts	1,074	Option model	Forward power price / (C)(D)	$15 to $85 per Megawatt hour	$40 per Megawatt hour
			Commodity volatility / (A)(D)	13 to 40%	15%
			Cross commodity correlation / (C)(D)	34 to 99%	94%
Investments(3): Principal investments	2,193	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	11%	11%
			Exit multiple / (A)(D)	10 times	10 times
		Discounted cash flow(6)	Capitalization rate / (C)(D)	5 to 11%	7%
			Equity discount rate / (C)(D)	10 to 30%	21%
		Market approach	EBITDA multiple / (A)	4 to 6 times	5 times
Other	521	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	7 to 10%	8%
			Exit multiple / (A)(D)	8 to 9 times	9 times
		Market approach(6)	EBITDA multiple / (A)	9 to 11 times	10 times
Liabilities
Corporate and other debt:
Other debt	$68	Comparable pricing	Comparable bond price /(A)	0 to 15 points	5 points
Securities sold under agreements to repurchase	154	Discounted cash flow	Funding spread / (A)	81 to 93 basis points	89 basis points
Other secured financings	275	Comparable pricing(6)	Comparable bond price / (A)	100 to 104 points	103 points
		Discounted cash flow	Funding spread / (A)	94 to 98 basis points	95 basis points
Long-term borrowings	1,878	Option model	At the money volatility / (C)(D)	24 to 30%	26%
			Volatility skew / (A)(D)	-1 to 0%	0%
			Equity—Equity correlation / (A)(D)	40 to 90%	64%
			Equity—Foreign exchange correlation / (C)(D)	-70 to 17%	-9%

EBITDA—Earnings before interest, taxes, depreciation and amortization

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 84 points would be 84% of par. A basis point equals 1/100th of 1%; for example, 460 basis points would equal 4.60%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 4 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for collateralized debt and loan obligations, long-term borrowings and derivative instruments where some or all inputs are weighted by risk.
(3)	Investments in funds measured using an unadjusted NAV are excluded.
(4)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	This is the predominant valuation technique for this major asset or liability class.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2013.

	Balance at December 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$108	Comparable pricing	Comparable bond price / (A)	40 to 93 points	78 points
Asset-backed securities	103	Discounted cash flow	Discount rate / (C)	18%	18%
Corporate bonds	522	Comparable pricing	Comparable bond price / (A)	1 to 159 points	85 points
Collateralized debt and loan obligations	1,468	Comparable pricing(6)	Comparable bond price / (A)	18 to 99 points	73 points
		Correlation model	Credit correlation / (B)	29 to 59%	43%
Loans and lending commitments	5,129	Corporate loan model	Credit spread / (C)	28 to 487 basis points	249 basis points
		Margin loan model	Credit spread / (C)(D)	10 to 265 basis points	135 basis points
			Volatility skew / (C)(D)	3 to 40%	14%
			Comparable bond price / (A)(D)	80 to 120 points	100 points
		Option model	Volatility skew / (C)	-1 to 0%	0%
		Comparable pricing(6)	Comparable loan price / (A)	10 to 100 points	76 points
Corporate equities(3)	190	Net asset value(6)	Discount to net asset value / (C)	0 to 85%	43%
		Comparable pricing	Comparable equity price / (A)	100%	100%
		Comparable pricing	Comparable price / (A)	100%	100%
		Market approach	EBITDA multiple / (A)(D)	5 to 9 times	6 times
			Price/Book ratio / (A)(D)	0 to 1 times	1 times
Net derivative and other contracts:
Interest rate contracts	113	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 6 times	2 times
			Comparable bond price / (A)(D)	5 to 100 points	58 points / 65 points(4)
			Interest rate—Foreign exchange correlation / (A)(D)	3 to 63%	43% / 48%(4)
			Interest rate volatility skew / (A)(D)	24 to 50%	33% / 28%(4)
			Interest rate quanto correlation / (A)(D)	-11 to 34%	8% / 5%(4)
			Interest rate curve correlation / (A)(D)	46 to 92%	74% / 80%(4)
			Inflation volatility / (A)(D)	77 to 86%	81% / 80%(4)
Credit contracts	(147)	Comparable pricing	Cash synthetic basis / (C)(D)	2 to 5 points	4 points
			Comparable bond price / (C)(D)	0 to 75 points	27 points
		Correlation model(6)	Credit correlation / (B)	19 to 96%	56%
Foreign exchange contracts(5)	68	Option model	Comparable bond price / (A)(D)	5 to 100 points	58 points / 65 points(4)
			Interest rate quanto correlation / (A)(D)	-11 to 34%	8% / 5%(4)
			Interest rate curve correlation / (A)(D)	46 to 92%	74% / 80%(4)
			Interest rate—Foreign exchange correlation / (A)(D)	3 to 63%	43% / 48%(4)
			Interest rate volatility skew / (A)(D)	24 to 50%	33% / 28%(4)
			Interest rate curve / (A)(D)	0 to 1%	1% / 0%(4)
Equity contracts(5)	(831)	Option model	At the money volatility / (A)(D)	20 to 53%	31%
			Volatility skew / (A)(D)	-3 to 0%	-1%
			Equity—Equity correlation / (C)(D)	40 to 99%	69%
			Equity—Foreign exchange correlation / (C)(D)	-50 to 9%	-20%
			Equity—Interest rate correlation / (C)(D)	-4 to 70%	39% / 40%(4)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Commodity contracts	880	Option model	Forward power price / (C)(D)	$14 to $91 per Megawatt hour	$40 per Megawatt hour
			Commodity volatility / (A)(D)	11 to 30%	14%
			Cross commodity correlation / (C)(D)	34 to 99%	93%
Investments(3):
Principal investments	2,160	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	12%	12%
			Exit multiple / (A)(D)	9 times	9 times
		Discounted cash flow(6)	Capitalization rate / (C)(D)	5 to 13%	7%
			Equity discount rate / (C)(D)	10 to 30%	21%
		Market approach	EBITDA multiple / (A)	5 to 6 times	5 times
Other	538	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	7 to 10%	8%
			Exit multiple / (A)(D)	7 to 9 times	9 times
		Market approach(6)	EBITDA multiple / (A)	8 to 14 times	10 times
Liabilities
Securities sold under agreements to repurchase	$154	Discounted cash flow	Funding spread / (A)	92 to 97 basis points	95 basis points
Other secured financings	278	Comparable pricing(6)	Comparable bond price / (A)	99 to 102 points	101 points
		Discounted cash flow	Funding spread / (A)	97 basis points	97 basis points
Long-term borrowings	1,887	Option model	At the money volatility / (C)(D)	20 to 33%	26%
			Volatility skew / (A)(D)	-2 to 0%	0%
			Equity—Equity correlation / (A)(D)	50 to 70%	69%
			Equity—Foreign exchange correlation / (C)(D)	-60 to 0%	-23%

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 93 points would be 93% of par. A basis point equals 1/100th of 1%; for example, 487 basis points would equal 4.87%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 4 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for long-term borrowings and derivative instruments where inputs are weighted by risk.
(3)	Investments in funds measured using an unadjusted NAV are excluded.
(4)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	This is the predominant valuation technique for this major asset or liability class.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a description of significant unobservable inputs included in the March 31, 2014 and December 31, 2013 tables above for all major categories of assets and liabilities:

•

Comparable bond price—a pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond, then adjusting that yield (or spread) to derive a value for the bond. The adjustment to yield (or spread) should account for relevant differences in the bonds such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and bond being valued in order to establish the value of the bond. Additionally, as the probability of default increases for a given bond (i.e., as the bond becomes more distressed), the valuation of that bond will increasingly reflect its expected recovery level assuming default. The decision to use price-to-price or yield/spread comparisons largely reflects trading market convention for the financial instruments in question. Price-to-price comparisons are primarily employed for RMBS, CMBS, CDOs, CLOs, Other debt, interest rate contracts, foreign exchange contracts, Other secured financings, mortgage loans and distressed corporate bonds. Implied yield (or spread over a liquid benchmark) is utilized predominately for non-distressed corporate bonds, loans and credit contracts.

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

•

Credit spread—the difference in yield between different securities due to differences in credit quality. The credit spread reflects the additional net yield an investor can earn from a security with more credit risk relative to one with less credit risk. The credit spread of a particular security is often quoted in relation to the yield on a credit risk-free benchmark security or reference rate, typically either U.S. Treasury or London Interbank Offered Rate (“LIBOR”).

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Cash synthetic basis—the measure of the price differential between cash financial instruments (“cash instruments”) and their synthetic derivative-based equivalents (“synthetic instruments”). The range disclosed in the table above signifies the number of points by which the synthetic bond equivalent price is higher than the quoted price of the underlying cash bonds.

•

Interest rate curve—the term structure of interest rates (relationship between interest rates and the time to maturity) and a market’s measure of future interest rates at the time of observation. An interest rate curve is used to set interest rate and foreign exchange derivative cash flows and is a pricing input used in the discounting of any OTC derivative cash flow.

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

•

Funding spread—the difference between the general collateral rate (which refers to the rate applicable to a broad class of U.S. Treasury issuances) and the specific collateral rate (which refers to the rate applicable to a specific type of security pledged as collateral, such as a municipal bond). Repurchase agreements and certain other secured financings are discounted based on collateral curves. The curves are constructed as spreads over the corresponding overnight indexed swap (“OIS”)/ LIBOR curves, with the short end of the curve representing spreads over the corresponding OIS curves and the long end of the curve representing spreads over LIBOR.

Fair Value of Investments That Calculate Net Asset Value.

The Company’s Investments measured at fair value were $8,093 million and $8,013 million at March 31, 2014 and December 31, 2013, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV at March 31, 2014 and December 31, 2013, respectively:

	At March 31, 2014		At December 31, 2013
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,576	$536	$2,531	$559
Real estate funds	1,649	109	1,643	124
Hedge funds(1):
Long-short equity hedge funds	461	—	469	—
Fixed income/credit-related hedge funds	74	—	82	—
Event-driven hedge funds	39	—	38	—
Multi-strategy hedge funds	206	3	220	3

Total	$5,005	$648	$4,983	$686

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a three-month period basis primarily with a notice period of 90 days or less. At March 31, 2014, approximately 40% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 44% is redeemable every six months and 16% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at March 31, 2014 is primarily greater than six months. At December 31, 2013, approximately 42% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 42% is redeemable every six months and 16% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2013 is primarily greater than six months.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At March 31, 2014, it was estimated that 11% of the fair value of the funds will be liquidated in the next five years, another 53% of the fair value of the funds will be liquidated between five to 10 years and the remaining 36% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At March 31, 2014, it was estimated that 5% of the fair value of the funds will be liquidated within the next five years, another 52% of the fair value of the funds will be liquidated between five to 10 years and the remaining 43% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-Short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 11% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at March 31, 2014. Investments representing approximately 19% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily indefinite at March 31, 2014.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. Investments representing approximately 8% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at March 31, 2014.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At March 31, 2014, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At March 31, 2014, investments representing approximately 33% of the fair value of the investments in this

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at March 31, 2014. Investments representing approximately 16% of the fair value of the investments in multi-strategy hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at March 31, 2014.

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following table presents net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters ended March 31, 2014 and 2013, respectively:

	Trading Revenues	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended March 31, 2014
Federal funds sold and securities purchased under agreements to resell	$(1)	$2	$1
Commercial paper and other short-term borrowings(1)	(23)	—	(23)
Securities sold under agreements to repurchase	—	(1)	(1)
Long-term borrowings(1)	(270)	(172)	(442)

Three Months Ended March 31, 2013
Federal funds sold and securities purchased under agreements to resell	$1	$1	$2
Deposits	14	(17)	(3)
Commercial paper and other short-term borrowings(1)	63	(1)	62
Securities sold under agreements to repurchase	(4)	(1)	(5)
Long-term borrowings(1)	91	(297)	(206)

(1)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for the quarters ended March 31, 2014 and 2013, $126 million and $(317) million, respectively, are attributable to changes in the credit quality of the Company, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

In addition to the amounts in the above table, as discussed in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013, all of the instruments within Trading assets or Trading liabilities are measured at fair value, either through the election of the fair value option or as required by other accounting guidance. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2014 and December 31, 2013, a breakdown of the short-term and long-term borrowings measured at fair value on a recurring basis by business unit responsible for risk-managing each borrowing is shown in the table below:

	Short-Term and Long-Term Borrowings
Business Unit	At March 31, 2014	At December 31, 2013
	(dollars in millions)
Interest rates	$15,421	$15,933
Equity	18,238	17,945
Credit and foreign exchange	2,461	2,561
Commodities	669	545

Total	$36,789	$36,984

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected:

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Short-term and long-term borrowings(1)	$126	$(317)
Loans(2)	3	60
Unfunded lending commitments(3)	14	134

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At March 31, 2014	At December 31, 2013
	(dollars in millions)
Short-term and long-term borrowings(1)	$(1,814)	$(2,409)
Loans(2)	17,688	17,248
Loans 90 or more days past due and/or on nonaccrual status(2)(3)	15,148	15,113

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in nonaccrual status, which includes all loans 90 or more days past due, was $1,278 million and $1,205 million at March 31, 2014 and December 31, 2013, respectively. The aggregate fair value of loans that were 90 or more days past due was $629 million and $655 million at March 31, 2014 and December 31, 2013, respectively.

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

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters ended March 31, 2014 and 2013, respectively.

Three Months Ended March 31, 2014.

		Fair Value Measurements Using:
	Carrying Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended March 31, 2014(1)
	(dollars in millions)
Loans(2)	$1,663	$—	$1,423	$240	$(7)
Other investments(3)	302	—	—	302	(22)
Intangible assets(3)	28	—	—	28	(2)
Other assets	1	—	1	—	(9)

Total	$1,994	$—	$1,424	$570	$(40)

(1)	Fair value adjustments related to Loans and losses related to Other investments are recorded within Other revenues whereas losses related to Premises, equipment and software costs and Intangible assets are recorded within Other expenses in the condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(3)	Losses were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.

There were no significant liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2014.

Three Months Ended March 31, 2013.

		Fair Value Measurements Using:
	Carrying Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains(Losses) for the Three Months Ended March 31, 2013(1)
	(dollars in millions)
Loans(2)	$2,532	$—	$490	$2,042	$(9)
Other investments(3)	69	—	—	69	(18)
Premises, equipment and software costs(3)	25	—	—	25	(1)
Intangible assets(3)	2	—	—	2	(1)

Total	$2,628	$—	$490	$2,138	$(29)

(1)	Losses are recorded within Other expenses in the condensed consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(2)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(3)	Losses recorded were determined primarily using discounted cash flow models.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Instruments Not Measured at Fair Value at March 31, 2014 and December 31, 2013.

At March 31, 2014.

	At March 31, 2014		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$13,785	$13,785	$13,785	$—	$—
Interest bearing deposits with banks	41,639	41,639	41,639	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	43,651	43,651	43,651	—	—
Federal funds sold and securities purchased under agreements to resell	106,710	106,719	—	106,004	715
Securities borrowed	147,595	147,594	—	147,355	239
Customer and other receivables(1)	56,672	56,464	—	51,435	5,029
Loans(2)	46,305	46,918	—	11,743	35,175

Financial Liabilities:
Deposits	$116,648	$116,714	$—	$116,714	$—
Commercial paper and other short-term borrowings	617	617	—	617	—
Securities sold under agreements to repurchase	113,573	113,670	—	106,553	7,117
Securities loaned	32,370	32,395	—	30,687	1,708
Other secured financings	8,967	8,989	—	5,463	3,526
Customer and other payables(1)	173,040	173,040	—	173,040	—
Long-term borrowings	117,754	123,089	—	122,183	906

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Institutional Securities business segment, that are not carried at fair value at March 31, 2014 was $824 million, of which $689 million and $135 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $81.0 billion.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Securities Available for Sale.

The following tables present information about the Company’s available for sale securities:

	At March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$29,317	$45	$120	$—	$29,242
U.S. agency securities(1)	15,506	33	184	—	15,355

Total U.S. government and agency securities	44,823	78	304	—	44,597
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,446	—	86	—	2,360
Non-Agency	1,434	3	11	—	1,426
Auto loan asset-backed securities	2,050	2	1	—	2,051
Corporate bonds	3,466	7	36	—	3,437
Collateralized loan obligations	1,087	—	18	—	1,069
FFELP student loan asset-backed securities(2)	3,912	16	5	—	3,923

Total Corporate and other debt	14,395	28	157	—	14,266

Total debt securities available for sale	59,218	106	461	—	58,863

Equity securities available for sale	15	8	—	—	23

Total	$59,233	$114	$461	$—	$58,886

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$24,486	$51	$139	$—	$24,398
U.S. agency securities	15,813	26	234	—	15,605

Total U.S. government and agency securities	40,299	77	373	—	40,003
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,482	—	84	—	2,398
Non-Agency	1,333	1	18	—	1,316
Auto loan asset-backed securities	2,041	2	1	—	2,042
Corporate bonds	3,415	3	61	—	3,357
Collateralized loan obligations	1,087	—	20	—	1,067
FFELP student loan asset-backed securities(2)	3,230	12	8	—	3,234

Total Corporate and other debt	13,588	18	192	—	13,414

Total debt securities available for sale	53,887	95	565	—	53,417

Equity securities available for sale	15	—	2	—	13

Total	$53,902	$95	$567	$—	$53,430

(1)	U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
(2)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in securities available for sale that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At March 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$15,278	$120	$—	$—	$15,278	$120
U.S. agency securities	7,313	159	902	25	8,215	184

Total U.S. government and agency securities	22,591	279	902	25	23,493	304
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,182	14	1,179	72	2,361	86
Non-Agency	697	8	216	3	913	11
Auto loan asset-backed securities	673	1	—	—	673	1
Corporate bonds	1,784	29	420	7	2,204	36
Collateralized loan obligations	817	14	252	4	1,069	18
FFELP student loan asset-backed securities	1,133	4	162	1	1,295	5

Total Corporate and other debt	6,286	70	2,229	87	8,515	157

Total debt securities available for sale	28,877	349	3,131	112	32,008	461

Total	$28,877	$349	$3,131	$112	$32,008	$461

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Debt securities available for sale:
U.S. government and agency securities:
U.S. Treasury securities	$13,266	$139	$—	$—	$13,266	$139
U.S. agency securities	8,438	211	651	23	9,089	234

Total U.S. government and agency securities	21,704	350	651	23	22,355	373
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	958	15	1,270	69	2,228	84
Non-Agency	841	16	86	2	927	18
Auto loan asset-backed securities	557	1	85	—	642	1
Corporate bonds	2,350	52	383	9	2,733	61
Collateralized loan obligations	1,067	20	—	—	1,067	20
FFELP student loan asset-backed securities	1,388	7	76	1	1,464	8

Total Corporate and other debt	7,161	111	1,900	81	9,061	192

Total debt securities available for sale	28,865	461	2,551	104	31,416	565

Equity securities available for sale	13	2	—	—	13	2

Total	$28,878	$463	$2,551	$104	$31,429	$567

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized gains and losses are recorded in Accumulated other comprehensive income.

As discussed in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013, AFS securities with a current fair value less than their amortized cost are analyzed as part of the Company’s ongoing assessment of temporary versus OTTI at the individual security level. The unrealized losses reported above on debt securities available for sale are primarily due to rising interest rates during 2013 and 2014. While the securities in an unrealized loss position greater than twelve months have increased, the risk of credit loss is considered minimal because all of the Company’s agency securities as well as the Company’s ABS, CMBS and CLOs are highly rated and the Company’s corporate bonds are all investment grade. The Company does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. The Company does not expect to experience a credit loss on these securities based on consideration of the relevant information (as discussed in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013), including for U.S. government and agency securities, the existence of the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss position were not other-than-temporarily impaired at December 31, 2013 and March 31, 2014. For more information, see the Other-than-temporary impairment discussion in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents the amortized cost and fair value of debt securities available for sale by contractual maturity dates at March 31, 2014:

At March 31, 2014	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$152	$153	0.6%
After 1 year through 5 years	28,031	27,959	0.6%
After 5 years through 10 years	1,134	1,130	2.2%

Total	29,317	29,242

U.S. agency securities:
After 1 year through 5 years	100	100	1.2%
After 5 years through 10 years	2,075	2,077	1.3%
After 10 years	13,331	13,178	1.3%

Total	15,506	15,355

Total U.S. government and agency securities	44,823	44,597	0.9%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
After 1 year through 5 years	637	631	1.0%
After 5 years through 10 years	514	506	0.8%
After 10 years	1,295	1,223	1.5%

Total	2,446	2,360

Non-Agency:
After 10 years	1,434	1,426	1.6%

Total	1,434	1,426

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2014	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
Auto loan asset-backed securities:
Due within 1 year	14	14	0.7%
After 1 year through 5 years	2,014	2,015	0.7%
After 5 years through 10 years	22	22	1.1%

Total	2,050	2,051

Corporate bonds:
Due within 1 year	125	125	0.9%
After 1 year through 5 years	2,704	2,686	1.3%
After 5 years through 10 years	637	626	2.6%

Total	3,466	3,437

Collateralized loan obligations:
After 10 years	1,087	1,069	1.4%

Total	1,087	1,069

FFELP student loan asset-backed securities:
After 1 year through 5 years	95	95	0.7%
After 5 years through 10 years	772	773	0.8%
After 10 years	3,045	3,055	1.0%

Total	3,912	3,923

Total Corporate and other debt	14,395	14,266	1.2%

Total debt securities available for sale	$59,218	$58,863	1.0%

See Note 7 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan asset-backed securities, CLO and FFELP student loan asset-backed securities.

The following table presents information pertaining to sales of securities available for sale during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Gross realized gains	$7	$5

Gross realized losses	$1	$2

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Collateralized Transactions.

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

	At March 31, 2014
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$161,159	$(53,583)	$107,576	$(101,339)	$6,237
Securities borrowed	157,330	(9,735)	147,595	(133,904)	13,691

Liabilities
Securities sold under agreements to repurchase	$167,766	$(53,583)	$114,183	$(87,637)	$26,546
Securities loaned	42,105	(9,735)	32,370	(31,330)	1,040

(1)	Amounts include $6.0 billion of Federal funds sold and securities purchased under agreements to resell, $10.4 billion of Securities borrowed, $26.4 billion of Securities sold under agreements to repurchase and $0.7 billion of Securities loaned, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$183,015	$(64,885)	$118,130	$(106,828)	$11,302
Securities borrowed	137,082	(7,375)	129,707	(113,339)	16,368

Liabilities
Securities sold under agreements to repurchase	$210,561	$(64,885)	$145,676	$(111,599)	$34,077
Securities loaned	40,174	(7,375)	32,799	(32,543)	256

(1)	Amounts include $11.1 billion of Federal funds sold and securities purchased under agreements to resell, $13.2 billion of Securities borrowed and $33.3 billion of Securities sold under agreements to repurchase, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

The Company also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the condensed consolidated statement of financial condition. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At March 31, 2014 and December 31, 2013, there were approximately $27.2 billion and $29.2 billion, respectively, of customer margin loans outstanding.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	At March 31, 2014	At December 31, 2013
	(dollars in millions)
Trading assets:
U.S. government and agency securities	$24,059	$21,589
Other sovereign government obligations	6,693	5,748
Corporate and other debt	13,297	7,388
Corporate equities	8,962	8,713

Total	$53,011	$43,438

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At March 31, 2014 and December 31, 2013, the fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $546 billion and $533 billion, respectively, and the fair value of the portion that had been sold or repledged was $425 billion and $381 billion, respectively.

At March 31, 2014 and December 31, 2013, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At March 31, 2014	At December 31, 2013
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$43,651	$39,203
Securities(1)	17,383	15,586

Total	$61,034	$54,789

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Trading assets in the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Variable Interest Entities and Securitization Activities.

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

The following tables present information at March 31, 2014 and December 31, 2013 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At March 31, 2014
	Mortgage and Asset-Backed Securitizations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$610	$2,394	$880	$1,609
VIE liabilities	$358	$55	$66	$173

	At December 31, 2013
	Mortgage and Asset-Backed Securitizations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$643	$2,313	$1,202	$1,294
VIE liabilities	$368	$42	$67	$175

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At March 31, 2014 and December 31, 2013, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements of $1,825 million and $1,771 million, respectively. The Company also had additional maximum exposure to losses of approximately $121 million and $101 million at March 31, 2014 and December 31, 2013, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at March 31, 2014 and December 31, 2013. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its available for sale portfolio (see Note 5):

	At March 31, 2014
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$196,428	$22,721	$3,008	$1,927	$16,324
Maximum exposure to loss:
Debt and equity interests(2)	$15,442	$2,441	$20	$1,134	$4,046
Derivative and other contracts	—	19	1,910	—	148
Commitments, guarantees and other	487	838	—	631	506

Total maximum exposure to loss	$15,929	$3,298	$1,930	$1,765	$4,700

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$15,442	$2,441	$20	$725	$4,046
Derivative and other contracts	—	3	5	—	52

Total carrying value of exposure to loss—Assets	$15,442	$2,444	$25	$725	$4,098

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$2	$—	$—	$58
Commitments, guarantees and other	—	—	—	7	—

Total carrying value of exposure to loss—Liabilities	$—	$2	$—	$7	$58

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $17.0 billion of residential mortgages; $86.4 billion of commercial mortgages; $30.6 billion of U.S. agency collateralized mortgage obligations; and $62.4 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.0 billion of residential mortgages; $2.4 billion of commercial mortgages; $5.2 billion of U.S. agency collateralized mortgage obligations; and $6.8 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$177,153	$29,513	$3,079	$1,874	$10,119
Maximum exposure to loss:
Debt and equity interests(2)	$13,514	$2,498	$31	$1,142	$3,693
Derivative and other contracts	15	23	1,935	—	146
Commitments, guarantees and other	—	272	—	649	527

Total maximum exposure to loss	$13,529	$2,793	$1,966	$1,791	$4,366

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$13,514	$2,498	$31	$731	$3,693
Derivative and other contracts	15	3	4	—	53

Total carrying value of exposure to loss—Assets	$13,529	$2,501	$35	$731	$3,746

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$2	$—	$—	$57
Commitments, guarantees and other	—	—	—	7	—

Total carrying value of exposure to loss—Liabilities	$—	$2	$—	$7	$57

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $16.9 billion of residential mortgages; $78.4 billion of commercial mortgages; $31.5 billion of U.S. agency collateralized mortgage obligations; and $50.4 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.3 billion of residential mortgages; $2.0 billion of commercial mortgages; $5.3 billion of U.S. agency collateralized mortgage obligations; and $4.9 billion of other consumer or commercial loans.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $12.2 billion at March 31, 2014. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s available for sale portfolio

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(see Note 5). Securities issued by securitization SPEs consist of $1.0 billion of securities backed primarily by residential mortgage loans, $8.3 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.3 billion of securities backed by commercial mortgage loans, $0.6 billion of securities backed by CDOs or CLOs and $1.0 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or Securities available for sale and are measured at fair value (see Note 4). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

The Company’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs), and as servicer in residential mortgage securitizations in the U.S. and Europe and commercial mortgage securitizations in Europe. Such activities are further described in Note 7 to the condensed consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

Transfers of Assets with Continuing Involvement.

The following tables present information at March 31, 2014 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At March 31, 2014
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$27,555	$60,327	$20,892	$11,859
Retained interests (fair value):
Investment grade	$1	$72	$710	$—
Non-investment grade	60	48	—	1,150

Total retained interests (fair value)	$61	$120	$710	$1,150

Interests purchased in the secondary market (fair value):
Investment grade	$11	$171	$78	$356
Non-investment grade	95	86	—	61

Total interests purchased in the secondary market (fair value)	$106	$257	$78	$417

Derivative assets (fair value)	$1	$651	$—	$134
Derivative liabilities (fair value)	$—	$—	$—	$125

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At March 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$783	$—	$783
Non-investment grade	—	79	1,179	1,258

Total retained interests (fair value)	$—	$862	$1,179	$2,041

Interests purchased in the secondary market (fair value):
Investment grade	$—	$608	$8	$616
Non-investment grade	—	192	50	242

Total interests purchased in the secondary market (fair value)	$—	$800	$58	$858

Derivative assets (fair value)	$—	$626	$160	$786
Derivative liabilities (fair value)	$—	$117	$8	$125

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

In addition, in connection with its underwriting of CLO transactions for unaffiliated sponsors, in the quarters ended March 31, 2014 and 2013, the Company sold corporate loans with unpaid principal balances of $427 million and $957 million, respectively to those SPEs.

Net gains on sales of assets in securitization transactions at the time of the sale were not material in the quarters ended March 31, 2014 and 2013.

During the quarters ended March 31, 2014 and 2013, the Company received proceeds from new securitization transactions of $6.0 billion and $7.5 billion, respectively. During the quarters ended March 31, 2014 and 2013, the Company received proceeds from cash flows from retained interests in securitization transactions of $0.6 billion and $1.2 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 12).

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. If the transfer fails to meet these criteria, that transfer of financial assets is treated as a failed sale. In such case, the Company continues to recognize the assets in Trading assets, and the Company recognizes the associated liabilities in Other secured financings in the condensed consolidated statements of financial condition (see Note 10).

The assets transferred in many transactions accounted for as failed sales cannot be removed unilaterally by the Company and are not generally available to the Company. The related liabilities are non-recourse to the Company. In certain other failed sale transactions, the Company has the right to remove assets or provide additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At March 31, 2014		At December 31, 2013
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Credit-linked notes	$48	$40	$48	$41
Equity-linked transactions	40	35	40	35
Other	258	258	157	156

Mortgage Servicing Activities.

Mortgage Servicing Rights.    The Company may retain servicing rights to certain mortgage loans that are sold. These transactions create an asset referred to as MSRs, which totaled approximately $7 million and $8 million at March 31, 2014 and December 31, 2013, respectively, and are included within Intangible assets and carried at fair value in the condensed consolidated statements of financial condition.

SPE Mortgage Servicing Activities.    The Company services residential mortgage loans in the U.S. owned by SPEs sponsored by the Company. The Company generally holds retained interests in Company-sponsored SPEs. As of the quarter ended March 31, 2014, the Company no longer services residential and commercial mortgage loans in Europe.

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets. Advances at March 31, 2014 and December 31, 2013 totaled approximately $15 million and $110 million, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at March 31, 2014 and December 31, 2013:

	At March 31, 2014
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$—	$510	$—
Amounts past due 90 days or greater (unpaid principal balance)(1)	$—	$29	$—
Percentage of amounts past due 90 days or greater(1)	—	5.6%	—
Credit losses	$—	$—	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$785	$775	$4,114
Amounts past due 90 days or greater (unpaid principal balance)(1)	$66	$44	$—
Percentage of amounts past due 90 days or greater(1)	8.5%	5.6%	—
Credit losses	$1	$17	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

8.	Financing Receivables and Allowance for Credit Losses.

Loans.

The Company’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at lower of cost or fair value in the condensed consolidated statements of financial condition.

The Company’s outstanding loans at March 31, 2014 and December 31, 2013 included the following:

	March 31, 2014			December 31, 2013
Loans by Product Type	Loans Held For Investment	Loans Held For Sale	Total Loans	Loans Held For Investment	Loans Held For Sale	Total Loans
	(dollars in millions)
Corporate loans	$15,610	$4,635	$20,245	$13,263	$6,168	$19,431
Consumer loans	12,638	—	12,638	11,577	—	11,577
Residential real estate loans	11,009	95	11,104	10,006	112	10,118
Wholesale real estate loans	2,442	—	2,442	1,855	49	1,904

Total loans, gross of allowance for loan losses	41,699	4,730	46,429	36,701	6,329	43,030
Allowance for loan losses	(124)	—	(124)	(156)	—	(156)

Total loans, net of allowance for loan losses(1)(2)	$41,575	$4,730	$46,305	$36,545	$6,329	$42,874

(1)	Amounts include loans that are made to non-U.S. borrowers of $4,825 million and $4,729 million at March 31, 2014 and December 31, 2013, respectively.
(2)	See Note 12 for further information related to unfunded lending commitments.

The above table does not include loans held at fair value of $13,399 million and $12,612 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, loans held at fair value consisted of $9,951 million of Corporate loans, $1,401 million of Residential real estate loans and $2,047 million of Wholesale real estate loans. At December 31, 2013, loans held at fair value consisted of $9,774 million of Corporate loans, $1,434 million of Residential real estate loans and $1,404 million of Wholesale real estate loans. Loans held at fair value are recorded as Trading assets in the Company’s condensed consolidated statement of financial condition. See Note 4 for further information.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For a description of the Company’s loan portfolio and credit quality indicators utilized in its credit monitoring process, see Note 8 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables present credit quality indicators for the Company’s loans held for investment, gross of allowance for loan losses, by product type, at March 31, 2014 and December 31, 2013.

	March 31, 2014
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$15,361	$12,638	$10,989	$2,440	$41,428
Special Mention	134	—	—	2	136
Substandard	108	—	20	—	128
Doubtful	7	—	—	—	7
Loss	—	—	—	—	—

Total loans	$15,610	$12,638	$11,009	$2,442	$41,699

	December 31, 2013
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$12,893	$11,577	$9,992	$1,829	$36,291
Special Mention	189	—	—	16	205
Substandard	174	—	14	—	188
Doubtful	7	—	—	10	17
Loss	—	—	—	—	—

Total loans	$13,263	$11,577	$10,006	$1,855	$36,701

Allowance for Loan Losses and Impaired Loans.

The allowance for loan losses estimates probable losses related to loans specifically identified for impairment in addition to the probable losses inherent in the held for investment loan portfolio.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are two components of the allowance for loan losses: the inherent allowance component and the specific allowance component.

The inherent allowance component of the allowance for loan losses is used to estimate the probable losses inherent in the loan portfolio and includes non-homogeneous loans that have not been identified as impaired and portfolios of smaller balance homogeneous loans. The Company maintains methodologies by loan product for calculating an allowance for loan losses that estimates the inherent losses in the loan portfolio. Qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans may also be considered in the calculations. The allowance for loan losses is maintained at a level reasonable to ensure that it can adequately absorb the estimated probable losses inherent in the portfolio.

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a TDR, which have been specifically identified for impairment analysis by the Company and determined to be impaired. As of March 31, 2014 and December 31, 2013, the Company’s TDRs were not significant. For further information on allowance for loan losses, see Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

The tables below provide detail on impaired loans, past due loans and allowances for the Company’s held for investment loans:

March 31, 2014

Loans by Product Type

Corporate

Consumer

Residential Real
Estate

Wholesale Real
Estate

Total

(dollars in millions)

Impaired loans with allowance

$
5

$
—

$
—

$
—

$
5

Impaired loans without allowance(1)

6

—

9

—

15

Impaired loans unpaid principal balance

11

—

9

—

20

Past due 90 days loans and on nonaccrual

11

—

12

—

23

December 31, 2013

Loans by Product Type

Corporate

Consumer

Residential Real
Estate

Wholesale Real
Estate

Total

(dollars in millions)

Impaired loans with allowance

$
63

$
—

$
—

$
10

$
73

Impaired loans without allowance(1)

6

—

11

—

17

Impaired loans unpaid principal balance

69

—

11

10

90

Past due 90 days loans and on nonaccrual

7

—

11

10

28

March 31, 2014

Loans by Region

Americas

EMEA

Asia

Others

Total

(dollars in millions)

Impaired loans

$
20

$
—

$
—

$
—

$
20

Past due 90 days loans and on nonaccrual

23

—

—

—

23

Allowance for loan losses

97

24

1

2

124

December 31, 2013

Loans by Region

Americas

EMEA

Asia

Others

Total

(dollars in millions)

Impaired loans

$
90

$
—

$
—

$
—

$
90

Past due 90 days loans and on nonaccrual

28

—

—

—

28

Allowance for loan losses

123

28

3

2

156

EMEA—Europe, Middle East and Africa.

(1)
At March 31, 2014 and December 31, 2013, no allowance was outstanding for these loans as the fair value of the collateral held exceeded or equaled the carrying value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

Corporate

Consumer

Residential Real Estate

Wholesale Real Estate

Total

(dollars in millions)

Allowance for loan losses:

Balance at December 31, 2013

$
137

$
1

$
4

$
14

$
156

Gross charge-offs

—

—

—

(3
)

(3
)

Gross recoveries

—

—

—

—

—

Net charge-offs

—

—

—

(3
)

(3
)

Provision (release) for loan losses(1)

(33
)

1

1

2

(29
)

Balance at March 31, 2014

$
104

$
2

$
5

$
13

$
124

Allowance for loan losses by impairment methodology:

Inherent

$
102

$
2

$
5

$
13

$
122

Specific

2

—

—

—

2

Total allowance for loan losses at March 31, 2014

$
104

$
2

$
5

$
13

$
124

Loans evaluated by impairment methodology(2):

Inherent

$
15,599

$
12,638

$
11,000

$
2,442

$
41,679

Specific

11

—

9

—

20

Total loans evaluated at March 31, 2014

$
15,610

$
12,638

$
11,009

$
2,442

$
41,699

Allowance for lending-related commitments:

Balance at December 31, 2013

$
125

$
—

$
—

$
2

$
127

Provision for lending-related commitments(3)

19

—

—

—

19

Balance at March 31, 2014

$
144

$
—

$
—

$
2

$
146

Allowance for lending-related commitments by impairment methodology:

Inherent

$
144

$
—

$
—

$
2

$
146

Specific

—

—

—

—

—

Total allowance for lending-related commitments at March 31, 2014

$
144

$
—

$
—

$
2

$
146

Lending-related commitments evaluated by impairment methodology:

Inherent

$
65,470

$
2,865

$
1,861

$
238

$
70,434

Specific

—

—

—

—

—

Total lending-related commitments evaluated at March 31, 2014

$
65,470

$
2,865

$
1,861

$
238

$
70,434

(1)
Provision (release) for loan losses is reported within Other revenues.

(2)
Balances are gross of the allowance and represent recorded investment in the loans.

(3)
Provision for lending-related commitments is reported within Other non-interest expenses.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate

Consumer

Residential Real Estate

Wholesale Real Estate

Total

(dollars in millions)

Allowance for loan losses:

Balance at December 31, 2012

$
96

$
3

$
5

$
2

$
106

Gross charge-offs

(3
)

—

(1
)

—

(4
)

Gross recoveries

—

—

—

—

—

Net charge-offs

(3
)

—

(1
)

—

(4
)

Provision (release) for loan losses(1)

30

(2
)

(1
)

—

27

Balance at March 31, 2013

$
123

$
1

$
3

$
2

$
129

Allowance for loan losses by impairment methodology:

Inherent

$
126

$
1

$
4

$
10

$
141

Specific

11

—

—

4

15

Total allowance for loan losses at December 31, 2013

$
137

$
1

$
4

$
14

$
156

Loans evaluated by impairment methodology(2):

Inherent

$
13,194

$
11,577

$
9,995

$
1,845

$
36,611

Specific

69

—

11

10

90

Total loan evaluated at December 31, 2013

$
13,263

$
11,577

$
10,006

$
1,855

$
36,701

Allowance for lending-related commitments:

Balance at December 31, 2012

$
90

$
—

$
—

$
1

$
91

Provision for lending-related commitments(3)

12

—

—

—

12

Balance at March 31, 2013

$
102

$
—

$
—

$
1

$
103

Allowance for lending-related commitments by impairment methodology:

Inherent

$
125

$
—

$
—

$
2

$
127

Specific

—

—

—

—

—

Total allowance for lending-related commitments at December 31, 2013

$
125

$
—

$
—

$
2

$
127

Lending-related commitments evaluated by impairment methodology:

Inherent

$
63,427

$
2,151

$
1,423

$
207

$
67,208

Specific

—

—

—

—

—

Total lending-related commitments evaluated at December 31, 2013

$
63,427

$
2,151

$
1,423

$
207

$
67,208

(1)
Provision (release) for loan losses is reported within Other revenues.

(2)
Balances are gross of the allowance and represent recorded investment in the loans.

(3)
Provision for lending-related commitments is reported within Other non-interest expenses.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At March 31, 2014, the Company had $5,148 million of employee loans, net of an allowance of approximately $127 million. At December 31, 2013, the Company had $5,487 million of employee loans, net of an allowance of approximately $109 million.

The Company has also granted loans to
other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At March 31, 2014, the balance of these loans was $89 million, net of an allowance of approximately $45 million. At December 31, 2013, the balance of these loans was $100 million, net of an allowance of approximately $51 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

Collateralized Transactions.

In certain instances, the Company enters into reverse repurchase agreements and securities borrowed transactions to acquire securities to cover short positions, to settle other securities obligations and to accommodate clients’ needs. The Company also engages in margin lending to broker-dealer clients that allows the client to borrow against the value of the qualifying securities and is included within Customer and other receivables in the condensed consolidated statement of financial condition (see Note 6).

Servicing
Advances.

As part of its servicing activities, the Company may make servicing advances to the extent that it believes that such advances will be reimbursed (see Note 7).

9.
Goodwill and Net Intangible Assets.

Goodwill.

Changes in the carrying
amount of the Company’s goodwill, net of accumulated impairment losses for the quarter ended March 31, 2014, were as follows:

Institutional Securities

Wealth Management

Investment Management

Total

(dollars in millions)

Goodwill at December 31, 2013(1)

$
293

$
5,562

$
740

$
6,595

Foreign currency translation adjustments and other

6

—

—

6

Goodwill at March 31, 2014(1)

$
299

$
5,562

$
740

$
6,601

(1)
The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Investment Management business segment, was $7,301 and $7,295 million at March 31, 2014 and December 31, 2013, respectively.

The Company completed its most recent annual goodwill impairment testing at July 1, 2013. The Company’s impairment testing did not indicate any goodwill impairment as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. Adverse market or economic events could result in impairment charges in future periods.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for the quarter ended March 31, 2014 were as follows:

Institutional Securities

Wealth Management

Investment Management

Total

(dollars in millions)

Amortizable net intangible assets at December 31, 2013

$
56

$
3,221

$
1

$
3,278

Mortgage servicing rights (see Note 7)

—

8

—

8

Net intangible assets at December 31, 2013

$
56

$
3,229

$
1

$
3,286

Amortizable net intangible assets at December 31, 2013

$
56

$
3,221

$
1

$
3,278

Foreign currency translation adjustments and other

1

—

—

1

Amortization expense

(3
)

(71
)

—

(74
)

Impairment losses(1)

—

(2
)

—

(2
)

Amortizable net intangible assets at March 31, 2014

54

3,148

1

3,203

Mortgage servicing rights (see Note 7)

—

7

—

7

Net intangible assets at March 31, 2014

$
54

$
3,155

$
1

$
3,210

(1)
Impairment losses are recorded within Other expenses in the condensed consolidated statements of income.

10.
Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

At March 31, 2014

At December 31, 2013

(dollars in millions)

Senior debt

$
139,120

$
139,451

Subordinated debt

9,395

9,275

Junior subordinated debentures

4,859

4,849

Total

$
153,374

$
153,575

During the quarter ended March 31, 2014, the Company issued and reissued notes with a principal amount of approximately $8 billion. This amount included the Company’s issuances of $2.1 billion in senior debt on March 31, 2014 and $2.8 billion in senior debt on January 24, 2014. During the quarter ended March 31, 2014, approximately
$9 billion in aggregate long-term borrowings matured or were retired.

The weighted average maturity of the Company’s long-term
borrowings, based upon stated maturity dates, was approximately 5.4 years at March 31, 2014 and December 31, 2013.

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

At March
31, 2014

At December
31, 2013

(dollars in millions)

Secured financings with original maturities greater than one year

$
9,393

$
9,750

Secured financings with original maturities one year or less

3,755

4,233

Failed sales(1)

333

232

Total(2)

$
13,481

$
14,215

(1)
For more information on failed sales, see Note 7.

(2)
Amounts include $4,514 million and $5,206 million at fair value at March 31, 2014 and December 31, 2013, respectively.

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

At March 31, 2014

Gross Amounts(1)

Amounts Offset in the Condensed Consolidated Statements
of Financial Condition(2)

Net Amounts Presented in the Condensed Consolidated Statements
of Financial Condition

Amounts Not Offset in the Condensed Consolidated Statements of
Financial Condition(3)

Financial Instruments Collateral

Other Cash Collateral

Net Exposure

(dollars in millions)

Derivative assets

Bilateral OTC

$
379,017

$
(354,552
)

$
24,465

$
(7,099
)

$
(71
)

$
17,295

Cleared OTC(4)

185,574

(184,488
)

1,086

—

—

1,086

Exchange traded

30,034

(24,998
)

5,036

—

—

5,036

Total derivative assets

$
594,625

$
(564,038
)

$
30,587

$
(7,099
)

$
(71
)

$
23,417

Derivative liabilities

Bilateral OTC

$
362,312

$
(337,210
)

$
25,102

$
(6,178
)

$
(141
)

$
18,783

Cleared OTC(4)

183,111

(182,561
)

550

—

(77
)

473

Exchange traded

32,214

(24,998
)

7,216

(891
)

—

6,325

Total derivative liabilities

$
577,637

$
(544,769
)

$
32,868

$
(7,069
)

$
(218
)

$
25,581

(1)
Amounts include $8.7 billion of derivative assets and $8.1 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.

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

At December 31, 2013

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

Net Exposure

(dollars in millions)

Derivative assets

Bilateral OTC

$
404,352

$
(378,459
)

$
25,893

$
(8,785
)

$
(132
)

$
16,976

Cleared OTC(4)

267,057

(266,419
)

638

—

—

638

Exchange traded

31,609

(25,673
)

5,936

—

—

5,936

Total derivative assets

$
703,018

$
(670,551
)

$
32,467

$
(8,785
)

$
(132
)

$
23,550

Derivative liabilities

Bilateral OTC

$
386,199

$
(361,059
)

$
25,140

$
(5,365
)

$
(136
)

$
19,639

Cleared OTC(4)

266,559

(265,378
)

1,181

—

(372
)

809

Exchange traded

33,113

(25,673
)

7,440

(651
)

—

6,789

Total derivative liabilities

$
685,871

$
(652,110
)

$
33,761

$
(6,016
)

$
(508
)

$
27,237

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

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of a derivative represents the amount at which the derivative could be exchanged in an orderly transaction between market participants and is further described in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended
December 31, 2013 and Note 4.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at March 31, 2014 and December 31, 2013, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Trading Assets at March 31, 2014(1)

Years to Maturity

Cross-Maturity and Cash Collateral Netting(3)

Net
Exposure Post-Cash Collateral

Net Exposure Post-Collateral

Less than 1

1-3

3-5

Over 5

Credit Rating(2)

(dollars in millions)

AAA

$
317

$
444

$
1,062

$
4,054

$
(3,820
)

$
2,057

$
1,612

AA

1,789

2,826

3,177

10,994

(13,043
)

5,743

3,866

A

5,885

10,587

9,096

17,982

(37,014
)

6,536

4,962

BBB

2,644

3,458

3,569

12,814

(15,146
)

7,339

5,383

Non-investment grade

2,230

2,223

1,302

3,275

(5,225
)

3,805

2,558

Total

$
12,865

$
19,538

$
18,206

$
49,119

$
(74,248
)

$
25,480

$
18,381

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

OTC Derivative Products—Trading Assets at December 31, 2013(1)

Years to Maturity

Cross-Maturity and Cash Collateral Netting(3)

Net Exposure Post-Cash Collateral

Net Exposure Post-Collateral

Credit Rating(2)

Less than 1

1-3

3-5

Over 5

(dollars in millions)

AAA

$
300

$
752

$
1,073

$
3,664

$
(3,721
)

$
2,068

$
1,673

AA

2,687

3,145

3,377

9,791

(13,515
)

5,485

3,927

A

7,382

8,428

9,643

17,184

(35,644
)

6,993

4,970

BBB

2,617

3,916

3,228

13,693

(16,191
)

7,263

4,870

Non-investment grade

2,053

2,980

1,372

2,922

(4,737
)

4,590

2,174

Total

$
15,039

$
19,221

$
18,693

$
47,254

$
(73,808
)

$
26,399

$
17,614

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

Net Investment Hedges.    The Company may utilize forward
foreign exchange contracts to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. No hedge ineffectiveness is recognized in earnings since the notional amounts of the hedging instruments equal the portion of the investments being hedged and the currencies being exchanged are the functional currencies of the parent and investee. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within Accumulated other comprehensive income (loss), net of tax (“AOCI”). The forward points on the hedging instruments are recorded in Interest income.

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

Derivative Assets At March 31,
2014

Fair Value

Notional

Bilateral OTC

Cleared OTC(1)

Exchange Traded

Total

Bilateral OTC

Cleared OTC(1)

Exchange Traded

Total

(dollars in millions)

Derivatives designated as accounting hedges:

Interest rate contracts

$
4,536

$
493

$
—

$
5,029

$
53,542

$
20,608

$
—

$
74,150

Foreign exchange contracts

85

1

—

86

3,798

271

—

4,069

Total derivatives designated as accounting hedges

4,621

494

—

5,115

57,340

20,879

—

78,219

Derivatives not designated as accounting hedges(2):

Interest rate contracts

251,481

180,072

412

431,965

5,942,611

10,840,982

1,335,588

18,119,181

Credit contracts

34,946

4,837

—

39,783

1,143,871

193,794

—

1,337,665

Foreign exchange contracts

49,617

171

27

49,815

1,886,799

9,978

8,664

1,905,441

Equity contracts

24,807

—

26,379

51,186

309,999

—

454,404

764,403

Commodity contracts

13,431

—

3,216

16,647

126,751

—

144,370

271,121

Other

114

—

—

114

4,037

—

—

4,037

Total derivatives not designated as accounting hedges

374,396

185,080

30,034

589,510

9,414,068

11,044,754

1,943,026

22,401,848

Total derivatives

$
379,017

$
185,574

$
30,034

$
594,625

$
9,471,408

$
11,065,633

$
1,943,026

$
22,480,067

Cash collateral netting

(49,791
)

(4,065
)

—

(53,856
)

—

—

—

—

Counterparty netting

(304,761
)

(180,423
)

(24,998
)

(510,182
)

—

—

—

—

Total derivative assets

$
24,465

$
1,086

$
5,036

$
30,587

$
9,471,408

$
11,065,633

$
1,943,026

$
22,480,067

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Liabilities At
March 31, 2014

Fair Value

Notional

Bilateral OTC

Cleared OTC(1)

Exchange Traded

Total

Bilateral OTC

Cleared OTC(1)

Exchange Traded

Total

(dollars in millions)

Derivatives designated as accounting hedges:

Interest rate contracts

$
470

$
392

$
—

$
862

$
2,675

$
10,025

$
—

$
12,700

Foreign exchange contracts

280

16

—

296

7,171

396

—

7,567

Total derivatives designated as accounting hedges

750

408

—

1,158

9,846

10,421

—

20,267

Derivatives not designated as accounting hedges(2):

Interest rate contracts

235,495

178,430

389

414,314

5,757,715

10,891,808

1,764,509

18,414,032

Credit contracts

34,219

4,100

—

38,319

1,026,891

164,417

—

1,191,308

Foreign exchange contracts

49,729

173

5

49,907

1,926,755

10,097

4,741

1,941,593

Equity contracts

28,561

—

28,268

56,829

339,553

—

461,382

800,935

Commodity contracts

13,511

—

3,552

17,063

125,635

—

125,205

250,840

Other

47

—

—

47

3,492

—

—

3,492

Total derivatives not designated as accounting hedges

361,562

182,703

32,214

576,479

9,180,041

11,066,322

2,355,837

22,602,200

Total derivatives

$
362,312

$
183,111

$
32,214

$
577,637

$
9,189,887

$
11,076,743

$
2,355,837

$
22,622,467

Cash collateral netting

(32,449
)

(2,138
)

—

(34,587
)

—

—

—

—

Counterparty netting

(304,761
)

(180,423
)

(24,998
)

(510,182
)

—

—

—

—

Total derivative liabilities

$
25,102

$
550

$
7,216

$
32,868

$
9,189,887

$
11,076,743

$
2,355,837

$
22,622,467

(1)
Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

(2)
Notional amounts include gross notionals related to open long and short futures contracts of $507 billion and $1,048 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $775 million and $12 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Assets At December 31,
2013

Fair Value

Notional

Bilateral OTC

Cleared OTC(1)

Exchange Traded

Total

Bilateral OTC

Cleared OTC(1)

Exchange Traded

Total

(dollars in millions)

Derivatives designated as accounting hedges:

Interest rate contracts

$
4,729

$
287

$
—

$
5,016

$
54,696

$
14,685

$
—

$
69,381

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

12,105,025

1,443,195

23,259,806

Total derivatives

$
404,352

$
267,057

$
31,609

$
703,018

$
9,772,976

$
12,119,710

$
1,443,195

$
23,335,881

Cash collateral netting

(48,540
)

(3,462
)

—

(52,002
)

—

—

—

—

Counterparty netting

(329,919
)

(262,957
)

(25,673
)

(618,549
)

—

—

—

—

Total derivative assets

$
25,893

$
638

$
5,936

$
32,467

$
9,772,976

$
12,119,710

$
1,443,195

$
23,335,881

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Liabilities At
December 31, 2013

Fair Value

Notional

Bilateral OTC

Cleared OTC(1)

Exchange Traded

Total

Bilateral OTC

Cleared OTC(1)

Exchange Traded

Total

(dollars in millions)

Derivatives designated as accounting hedges:

Interest rate contracts

$
570

$
614

$
—

$
1,184

$
2,642

$
12,667

$
—

$
15,309

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

12,178,730

1,656,178

23,352,223

Total derivatives

$
386,199

$
266,559

$
33,113

$
685,871

$
9,525,927

$
12,191,900

$
1,656,178

$
23,374,005

Cash collateral netting

(31,139
)

(2,422
)

—

(33,561
)

—

—

—

—

Counterparty netting

(329,920
)

(262,956
)

(25,673
)

(618,549
)

—

—

—

—

Total derivative liabilities

$
25,140

$
1,181

$
7,440

$
33,761

$
9,525,927

$
12,191,900

$
1,656,178

$
23,374,005

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

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters ended March 31, 2014 and 2013, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in
Interest expense in the condensed consolidated statements of income from interest rate contracts:

Gains (Losses) Recognized

Three Months Ended March 31,

Product Type

2014

2013

(dollars in millions)

Derivatives

$
310

$
(872
)

Borrowings

(8
)

1,162

Total

$
302

$
290

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

Gains (Losses)
Recognized in OCI (effective portion)

Three Months
Ended March 31,

Product Type

2014

2013

(dollars in millions)

Foreign exchange contracts(1)

$
(67
)

$
308

Total

$
(67
)

$
308

(1)
Losses of $45 million and $32 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarters ended March 31,
2014 and 2013, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters ended March 31, 2014 and 2013, respectively:

Gains (Losses) Recognized
in Income(1)(2)

      Three Months Ended
March 31,

Product Type

2014

2013

(dollars in millions)

Interest rate contracts

$
(1,534
)

$
(144
)

Credit contracts

158

(80
)

Foreign exchange contracts

1,017

807

Equity contracts

75

(3,032
)

Commodity contracts

525

423

Other contracts

99

(2
)

Total derivative instruments

$
340

$
(2,028
)

(1)
Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading revenues in the condensed consolidated statements of income.

(2)
Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading revenues in the condensed consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $22 million and $32 million at March 31, 2014 and December 31, 2013, respectively, and a notional value of $2,139 million and $2,140 million at March 31, 2014 and December 31, 2013, respectively. The Company recognized losses of $10 million and $2 million related to changes in the fair value of its bifurcated embedded derivatives for the quarters ended March 31, 2014 and 2013, respectively.

At March 31, 2014 and December 31, 2013, the amount of payables associated with cash collateral received that was netted against derivative assets was $53.9 billion and $52.0 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $34.6 billion and $33.6 billion, respectively. Cash collateral receivables and payables of $18 million and $65 million, respectively, at March 31, 2014 and $10 million and $13 million, respectively, at December 31, 2013, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At March 31, 2014, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $20,734 million, for which the Company has posted collateral of $17,159 million, in the normal course of business. The additional collateral or termination payments which may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). At March 31, 2014, for such
OTC trading agreements, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,432 million and an incremental $3,125 million, respectively. Of these amounts, $3,186 million at March 31, 2014 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at March 31, 2014 and December 31, 2013:

At March 31, 2014

Maximum Potential Payout/Notional

Protection Sold

Protection Purchased

Notional

Fair Value (Asset)/Liability

Notional

Fair Value (Asset)/Liability

(dollars in millions)

Single name credit default swaps

$
718,088

$
(8,915
)

$
674,968

$
7,976

Index and basket credit default swaps

402,926

(3,421
)

324,074

2,705

Tranched index and basket credit default swaps

141,625

(4,000
)

267,292

4,191

Total

$
1,262,639

$
(16,336
)

$
1,266,334

$
14,872

At December 31, 2013

Maximum Potential Payout/Notional

Protection Sold

Protection Purchased

Notional

Fair Value (Asset)/Liability

Notional

Fair Value (Asset)/Liability

(dollars in millions)

Single name credit default swaps

$
799,838

$
(9,349
)

$
758,536

$
8,564

Index and basket credit default swaps

454,355

(3,756
)

361,961

2,827

Tranched index and basket credit default swaps

146,597

(3,889
)

276,881

3,883

Total

$
1,400,790

$
(16,994
)

$
1,397,378

$
15,274

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at March 31, 2014:

Protection Sold

Maximum Potential Payout/Notional

Fair
Value (Asset)/ Liability(1)(2)

Years to Maturity

Credit Ratings of the Reference Obligation

Less than 1

1-3

3-5

Over 5

Total

(dollars in millions)

Single name credit default swaps:

AAA

$
1,653

$
8,644

$
11,165

$
1,145

$
22,607

$
(134
)

AA

8,038

22,145

23,770

4,249

58,202

(770
)

A

38,957

52,389

39,603

4,369

135,318

(2,636
)

BBB

85,681

118,180

100,572

22,052

326,485

(3,977
)

Non-investment grade

49,479

69,256

50,807

5,934

175,476

(1,398
)

Total

183,808

270,614

225,917

37,749

718,088

(8,915
)

Index and basket credit default swaps(3):

AAA

18,253

40,233

31,858

2,068

92,412

(1,755
)

AA

2,404

2,183

3,927

5,301

13,815

(221
)

A

944

3,090

14,855

1,316

20,205

(580
)

BBB

18,199

66,091

95,484

21,171

200,945

(3,700
)

Non-investment grade

51,432

97,818

51,435

16,489

217,174

(1,165
)

Total

91,232

209,415

197,559

46,345

544,551

(7,421
)

Total credit default swaps sold

$
275,040

$
480,029

$
423,476

$
84,094

$
1,262,639

$
(16,336
)

Other credit contracts(4)(5)

$
48

$
400

$
522

$
701

$
1,671

$
(427
)

Total credit derivatives and other credit contracts

$
275,088

$
480,429

$
423,998

$
84,795

$
1,264,310

$
(16,763
)

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

Fair
Value (Asset)/ Liability(1)(2)

Years to Maturity

Credit Ratings of the Reference Obligation

Less than 1

1-3

3-5

Over 5

Total

(dollars in millions)

Single name credit default swaps:

AAA

$
1,546

$
8,661

$
12,128

$
1,282

$
23,617

$
(145
)

AA

9,443

24,158

25,310

4,317

63,228

(845
)

A

45,663

53,755

44,428

4,666

148,512

(2,704
)

BBB

103,143

122,382

112,950

20,491

358,966

(4,294
)

Non-investment grade

60,254

77,393

61,088

6,780

205,515

(1,361
)

Total

220,049

286,349

255,904

37,536

799,838

(9,349
)

Index and basket credit default swaps(3):

AAA

14,890

40,522

30,613

2,184

88,209

(1,679
)

AA

3,751

4,127

4,593

6,006

18,477

(275
)

A

2,064

2,263

11,633

36

15,996

(418
)

BBB

5,974

29,709

74,982

3,847

114,512

(2,220
)

Non-investment grade

67,108

157,149

122,516

16,985

363,758

(3,053
)

Total

93,787

233,770

244,337

29,058

600,952

(7,645
)

Total credit default swaps sold

$
313,836

$
520,119

$
500,241

$
66,594

$
1,400,790

$
(16,994
)

Other credit contracts(4)(5)

$
75

$
441

$
529

$
816

$
1,861

$
(457
)

Total credit derivatives and other credit contracts

$
313,911

$
520,560

$
500,770

$
67,410

$
1,402,651

$
(17,451
)

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps
and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $995 billion and $1,116 billion at March 31, 2014 and December 31, 2013, respectively, compared with a notional amount of approximately $1,119 billion and $1,252 billion at March 31, 2014 and December 31, 2013, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.
Commitments, Guarantees and Contingencies.

Commitments.

The Company’s
commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending at March 31, 2014 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Years to Maturity

Less than 1

1-3

3-5

Over 5

Total at March 31, 2014

(dollars in millions)

Letters of credit and other financial guarantees obtained to satisfy collateral requirements

$
728

$
11

$
—

$
1

$
740

Investment activities

523

66

34

402

1,025

Primary lending commitments—investment grade(1)

11,104

13,187

35,613

531

60,435

Primary lending commitments—non-investment grade(1)

1,967

5,073

11,613

2,676

21,329

Secondary lending commitments(2)

37

30

47

174

288

Commitments for secured lending transactions

1,619

258

5

4

1,886

Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)

84,630

—

—

—

84,630

Commercial and residential mortgage-related commitments

1,625

87

258

291

2,261

Underwriting commitments

1,410

—

—

—

1,410

Other lending commitments

3,194

680

256

77

4,207

Total

$
106,837

$
19,392

$
47,826

$
4,156

$
178,211

(1)
This amount includes $50.9 billion of investment grade and $12.6 billion of non-investment grade unfunded commitments accounted for as held for investment and $3.8 billion of investment grade and $6.7 billion of non-investment grade unfunded commitments accounted for as held for sale at March 31, 2014. The remainder of these lending commitments is carried at fair value.

(2)
These commitments are recorded at fair value within Trading assets and Trading liabilities in the condensed consolidated statements of financial condition (see Note 4).

(3)
The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to March 31, 2014 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at
March 31, 2014, $81 billion settled within three business days.

(4)
The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $1.1 billion.

For further description of these commitments, refer to Note 13 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at March 31, 2014:

Maximum Potential Payout/Notional

Carrying Amount (Asset)/ Liability

Collateral/ Recourse

Years to Maturity

Total

Type of Guarantee

Less than 1

1-3

3-5

Over 5

(dollars in millions)

Credit derivative contracts(1)

$
275,040

$
480,029

$
423,476

$
84,094

$
1,262,639

$
(16,336
)

$
—

Other credit contracts

48

400

522

701

1,671

(427
)

—

Non-credit derivative contracts(1)

1,427,751

885,947

338,551

550,623

3,202,872

52,840

—

Standby letters of credit and other financial guarantees issued(2)(3)

1,039

808

1,078

5,710

8,635

(235
)

7,235

Market value guarantees

9

92

82

510

693

7

104

Liquidity facilities

2,303

—

—

—

2,303

(4
)

3,123

Whole loan sales representations and warranties

—

—

—

23,719

23,719

47

—

Securitization representations and warranties

—

—

—

66,414

66,414

80

—

General partner guarantees

51

30

61

332

474

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

For further description of these guarantees, refer to Note 13 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Capital Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Capital Trust, holders of such series of trust preferred securities

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the condensed consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 11 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013 for details on the Company’s junior subordinated debentures.

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

Contingencies.

Legal.    In the normal course of
business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or are in financial distress. These actions have included, but are not limited to, residential mortgage and credit crisis related matters. Over the last several years, the level of litigation and investigatory activity (both formal and informal) by governmental and self-regulatory agencies has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief and, while the Company has identified below any individual proceedings where the Company believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be probable or possible and reasonably estimable losses.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. The Company is

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of
Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The
complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The Company filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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
The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. The Company filed its answer on August 17, 2012. Trial is currently scheduled to begin in June 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The
Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

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
The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On
October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the
Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 8, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan
Stanley

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs.

On September 23,
2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New
York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendant’s affirmative defenses. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of approximately $25 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.
Regulatory Requirements.

Morgan
Stanley.    The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for
MSBNA and MSPBNA (the “Subsidiary Banks”).

Implementation of U.S. Basel III.    The U.S. banking
regulators have comprehensively revised their risk-based and leverage capital framework to implement many aspects of the Basel III capital standards established by the Basel Committee on Banking Supervision (the “Basel Committee”). The
U.S. banking regulators’ revised capital framework is referred to herein as “U.S. Basel III.” The Company and the Subsidiary Banks became subject to U.S. Basel III on January 1, 2014. Certain aspects of U.S. Basel III will be phased in over several years. Prior to January 1, 2014, the Company and the Subsidiary Banks calculated regulatory capital ratios using the U.S. banking regulators’ Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5.” The Company became subject to Basel 2.5 on January 1, 2013.

U.S. Basel III, which is aimed at increasing the quality and amount of regulatory capital, establishes Common Equity Tier 1 capital as a new tier of capital, increases minimum required risk-based capital ratios, provides for capital buffers above those minimum ratios, narrows the eligibility criteria for regulatory capital instruments, provides for new regulatory capital deductions and adjustments, modifies methods for calculating risk-weighted assets (“RWAs”)—the denominator of risk-based capital ratios—by, among other things, strengthening counterparty credit risk capital requirements and, introduces a supplementary leverage ratio.

Under U.S. Basel III, the Company is subject, on a fully phased-in basis, to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 8%. The Company will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by
U.S. banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer on a fully phased-in basis by 2019. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock and to pay discretionary bonuses to executive officers.

In addition, under U.S. Basel
III new items (including certain investments in the capital instruments of unconsolidated financial institutions) are deducted from regulatory capital and certain existing deductions are modified. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018. Unrealized gains and losses on available-for-sale securities (“AFS”) will be reflected in Common Equity Tier 1 capital, subject to a phase-in schedule. The Company is subject to a minimum Tier 1 leverage ratio, defined as the ratio of Tier 1 capital to average total on-balance sheet assets (subject to certain adjustments), of 4%. Beginning on January 1, 2018, the Company will also be subject to a minimum supplementary leverage ratio of 3%, and must maintain a buffer of greater than 2% (for a total of greater than 5%) to avoid restrictions on the Company’s ability to make capital distributions and to pay discretionary bonuses to executive officers.

In 2014, as a result of the U.S. Basel III phase-in provisions, the Company is subject to a minimum Common Equity Tier 1 risk-based capital ratio of 4%, a minimum Tier 1 risk-based capital ratio of 5.5%, and a minimum total risk-based capital ratio of 8%. In addition, the percentage of the regulatory deductions and adjustments to Common Equity Tier 1 capital that apply to the Company in
2014 ranges from 20% to 100%, depending on the specific deduction or adjustment item.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Basel III also narrows the eligibility criteria for regulatory capital instruments. As a result of these revisions, existing trust preferred securities will be fully phased out of the Company’s Tier 1 capital by January 1, 2016. Thereafter, existing trust preferred securities that do not satisfy U.S. Basel III’s eligibility criteria for Tier 2 capital will be phased out of the Company’s regulatory capital by January 1, 2022.

RWAs reflect both on- and
off-balance sheet risk of the Company. Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. Under the U.S. Basel III advanced approaches, which the Company will begin reporting under in the second quarter of 2014, the Company will also be required to calculate and hold capital against operational RWAs. Operational RWAs reflect capital charges attributable to the risk of loss resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, legal and compliance risks or damage to physical assets). The Company may incur operational risks across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing).

U.S. Basel III requires Advanced Approaches banking organizations, including the Company and the Subsidiary Banks, to compute risk-based capital ratios using both (i) a standardized approach for calculating credit RWAs as supplemented by market RWAs calculated under U.S. Basel III (the “Standardized Approach”); and
(ii) after approval by regulators, an advanced internal ratings-based approach for calculating credit RWAs and advanced measurement approaches for calculating operational RWAs, as supplemented by market RWAs calculated under Basel III (the
“Advanced Approaches”). A key difference between the Standardized Approach and Advanced Approaches is that the former mandates the use of standardized risk weights and methodologies for calculating RWAs, whereas the latter permit the use of supervisor-approved internal models and methodologies that meet specified qualitative and quantitative requirements to calculate RWAs, which generally give rise to more risk-sensitive measurements. Unlike the Advanced Approaches, the Standardized
Approach does not include capital requirements for operational risk.

On February 21, 2014, the Federal Reserve and the OCC approved the
Company’s and the Subsidiary Banks’ exit from a parallel run using the Advanced Approaches framework. As a result, the Company will use the Advanced Approaches to calculate and publicly disclose its risk-based capital ratios beginning with the second quarter of 2014. One of the stipulations for this approval is that the Company will be required to satisfy certain conditions, as agreed to with the regulators, regarding the modeling used to determine its operational RWAs.

To implement a provision of the Dodd-Frank Act, U.S. Basel III subjects Advanced Approaches banking organizations, such as the Company and the Subsidiary
Banks, to a permanent “capital floor.” In calendar year 2014, the capital floor is based on the U.S. Basel I-based rules as supplemented by Basel 2.5. Beginning on January 1, 2015, the U.S. Basel I capital floor will be replaced by the Standardized Approach. The Standardized Approach modifies certain U.S. Basel I-based methods for calculating RWAs and prescribes new standardized risk weights for certain types of assets and exposures. The capital floor applies to the calculation of both minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed by U.S. banking regulators, the countercyclical capital buffer.

The methods for calculating each of the Company’s risk-based capital ratios will change as U.S. Basel III’s revisions to the numerator and denominator are phased-in and as the Company begins calculating RWAs using the Advanced Approaches. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile. Beginning in the first quarter of 2014, the Company calculates the numerator of its risk-based capital ratios using the amount of Common Equity Tier 1 capital, Tier 1 capital and total capital determined under U.S. Basel III, subject to transitional arrangements. In

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the first quarter of 2014, the Company calculated the denominator of its risk-based capital ratios using the existing U.S. Basel I-based rules as supplemented by Basel 2.5. Beginning with the second quarter of 2014 and ending with the fourth quarter of 2014, the Company will be required to calculate each risk-based capital ratio using both the U.S. Basel I-based rules and the Advanced Approaches. The Company’s risk-based capital ratios for regulatory purposes will be the lower of each ratio calculated under the U.S. Basel I-based rules and the Advanced Approaches. Beginning in January 1, 2015, the Company will be required to calculate each risk-based capital ratio using both the Advanced Approaches and the Standardized Approach. As a result, from January 1, 2015 onwards, the Company’s risk-based capital ratios for regulatory purposes, including for calculating the capital conservation buffer and, if deployed by banking regulators, the countercyclical capital buffer, will be the lower of each ratio calculated under the Standardized Approach and Advanced Approaches. The capital conservation buffer and, if deployed by U.S. banking regulators, the countercyclical buffer, will not apply until January 1, 2016.

Regulatory Capital and Capital Ratios at March 31,
2014.    At March 31, 2014, the Company had a Common Equity Tier 1 risk based capital ratio of 14.1%, a Tier 1 risk based capital ratio of 15.6%, a total risk based capital ratio of 17.7% and a Tier 1 leverage ratio of
7.6% on a transitional basis. While the Federal Reserve has not yet revised the well-capitalized standard for financial holding companies to reflect the higher capital standards in U.S. Basel III, the U.S. banking regulators have revised the well-capitalized standard for insured depository institutions such as the Subsidiary Banks. Assuming that the Federal Reserve will apply the same or very similar well-capitalized standards to financial holding companies, each of the Company’s risk-based capital ratios and Tier 1 leverage ratio, at March 31, 2014, would exceed the revised well-capitalized standard.

The
following table summarizes the capital measures for the Company:

March 31, 2014 (U.S. Basel
III)(1)

December 31, 2013 (U.S. Basel I)

Balance

Ratio

Balance

Ratio

(dollars in millions)

Common Equity Tier 1 capital and Tier 1 common capital

$
56,190

14.1
%

$
49,917

12.8
%

Tier 1 capital

62,099

15.6
%

61,007

15.7
%

Total capital

70,456

17.7
%

66,000

16.9
%

RWAs

397,915

—

389,675

—

Adjusted average total assets(2)

821,253

—

805,838

—

Tier 1 leverage

—

7.6
%

—

7.6
%

(1)
On January 1, 2014, the Company became subject to U.S. Basel III, pursuant to which new items are deducted from the respective tiers of regulatory capital and certain existing regulatory deductions and adjustments are modified or are no longer applicable. Certain aspects of U.S. Basel III will be phased in over several years. Prior periods have not been restated to conform to U.S. Basel III.

(2)
Average total on-balance sheet assets subject to certain adjustments in accordance with U.S. Basel I rules for the quarter ended December 31, 2013 and U.S. Basel
III rules for the quarter ended March 31, 2014.

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

At March 31, 2014, the
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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below sets forth the capital information for the Company’s U.S. bank operating subsidiaries. In 2013, the RWAs disclosed reflect the implementation of Basel 2.5, which became effective on January 1, 2013. The capital information as of March 31, 2014 reflects U.S. Basel III, subject to the transitional arrangements described above.

March 31, 2014 (U.S. Basel
III)(1)

December 31, 2013 (U.S. Basel I)

Amount

Ratio

Amount

Ratio

(dollars in millions)

Total capital (to RWAs):

MSBNA

$
12,610

15.6
%

$
12,468

16.5
%

MSPBNA

$
2,215

24.3
%

$
2,184

26.6
%

Tier 1 capital (to RWAs):

MSBNA

$
10,953

13.6
%

$
10,805

14.3
%

MSPBNA

$
2,206

24.2
%

$
2,177

26.5
%

Tier 1 leverage:

MSBNA

$
10,953

10.0
%

$
10,805

10.6
%

MSPBNA

$
2,206

10.0
%

$
2,177

9.7
%

(1)
On January 1, 2014, the Company became subject to U.S. Basel III, pursuant to which new items are deducted from the respective tiers of regulatory capital and certain existing regulatory deductions and adjustments are modified or are no longer applicable. Certain aspects of U.S. Basel III will be phased in over several years. Prior periods have not been restated to conform to U.S. Basel III.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a ratio of total capital to RWAs of 10%, a capital ratio of Tier 1 capital to RWAs of 6%, and a ratio of Tier 1 capital to average total assets (leverage ratio) of
5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At March 31, 2014 and December 31, 2013, the Company’s U.S. depository institutions maintained capital at levels in excess of the universally mandated well-capitalized levels. These subsidiary depository institutions maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered
futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the U.S. Commodity Futures Trading Commission (the “CFTC”). MS&Co. has
consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $9,275 million and $7,201 million at March 31, 2014 and December 31, 2013, respectively, which exceeded the amount required by $7,636 million and $5,627 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At March 31, 2014, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB LLC is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $4,752 million and $3,489 million at March 31, 2014 and December 31, 2013, respectively, which exceeded the amount required by $4,585 million and $3,308 million, respectively.

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

14.
Total Equity

Morgan Stanley
Shareholders’ Equity.

At March 31, 2014, the Company had approximately $1.1 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases under the Company’s existing authorized program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

During the quarter ended March 31, 2013, the Company did not repurchase common stock as part of its share repurchase program. In July 2013, the Company received no objection from the Federal Reserve to repurchase through March 31, 2014 up to $500 million of the Company’s outstanding common stock under rules relating to annual capital distributions (Title 12 of the Code of Federal
Regulations, Section 225.8, Capital Planning). During the quarter ended March 31, 2014, the Company repurchased approximately $150 million of the Company’s outstanding common stock as part of its share repurchase program. In
March 2014, the Company received no objection from the Federal Reserve to the Company’s 2014 capital plan, which includes a share repurchase of up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of
2014 through the end of the first quarter of 2015, as well as an increase in the Company’s quarterly common stock dividend to $0.10 per share from $0.05 per share, beginning with the dividend declared in the second quarter of 2014 (see Note
21).

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

Accumulated Other Comprehensive Income (Loss).

The following table presents changes in AOCI by component, net of noncontrolling interests, in the quarter ended March 31, 2014 (dollars in millions):

Foreign Currency Translation Adjustments

Net Change in Cash Flow Hedges

Change
in Net Unrealized Gains (Losses) on Securities Available for Sale

Pension, Postretirement and Other Related Adjustments

Total

Balance at December 31, 2013

$
(266
)

$
(1
)

$
(282
)

$
(544
)

$
(1,093
)

Other comprehensive income before reclassifications

48

—

78

—

126

Amounts reclassified from AOCI

—

1

(4
)

2

(1
)

Net other comprehensive income during the period

48

1

74

2

125

Balance at March 31, 2014

$
(218
)

$
—

$
(208
)

$
(542
)

$
(968
)

The Company had no significant reclassifications out of AOCI for the quarter ended March 31, 2014.

The following table presents changes in AOCI by component, net of noncontrolling interests, in the quarter ended March 31, 2013 (dollars in millions):

Foreign Currency Translation Adjustments

Net Change in Cash Flow Hedges

Change in Net Unrealized Gains (Losses) on
Securities Available for Sale

Pension, Postretirement and Other Related Adjustments

Total

Balance at December 31, 2012

$
(123
)

$
(5
)

$
151

$
(539
)

$
(516
)

Other comprehensive loss before reclassifications

(153
)

—

(25
)

(3
)

(181
)

Amounts reclassified from AOCI

—

1

(2
)

4

3

Net other comprehensive income (loss) during the period

(153
)

1

(27
)

1

(178
)

Balance at March 31, 2013

$
(276
)

$
(4
)

$
124

$
(538
)

$
(694
)

The Company had no significant reclassifications out of AOCI for the quarter ended March 31, 2013.

Nonredeemable Noncontrolling Interests.

Changes in nonredeemable noncontrolling interests were not material in the quarters ended March 31, 2014 and 2013.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing earnings (loss) applicable to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended March 31,
	2014	2013
Basic EPS:
Income from continuing operations	$1,545	$1,250
Income (loss) from discontinued operations	39	(19)

Net income	1,584	1,231
Net income applicable to redeemable noncontrolling interests	—	122
Net income applicable to nonredeemable noncontrolling interests	79	147

Net income applicable to Morgan Stanley	1,505	962
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)
Less: Preferred dividends (Series E Preferred Stock)	(15)	—
Less: Preferred dividends (Series F Preferred Stock)	(15)	—
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(2)	(2)

Earnings applicable to Morgan Stanley common shareholders	$1,449	$936

Weighted average common shares outstanding	1,924	1,901

Earnings per basic common share:
Income from continuing operations	$0.73	$0.50
Income (loss) from discontinued operations	0.02	(0.01)

Earnings per basic common share	$0.75	$0.49

Diluted EPS:
Earnings applicable to Morgan Stanley common shareholders	$1,449	$936
Weighted average common shares outstanding	1,924	1,901
Effect of dilutive securities:
Stock options and RSUs(1)	45	39

Weighted average common shares outstanding and common stock equivalents	1,969	1,940

Earnings per diluted common share:
Income from continuing operations	$0.72	$0.49
Income (loss) from discontinued operations	0.02	(0.01)

Earnings per diluted common share	$0.74	$0.48

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended March 31,
Number of Antidilutive Securities Outstanding at End of Period:	2014	2013
	(shares in millions)
RSUs and performance-based stock units	16	5
Stock options	13	37

Total	29	42

16.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Interest income(1):
Trading assets(2)	$514	$604
Securities available for sale	138	96
Loans	355	244
Interest bearing deposits with banks	38	26
Federal funds sold and securities purchased under agreements to resell and Securities borrowed	(9)	92
Other	307	326

Total interest income	$1,343	$1,388

Interest expense(1):
Deposits	$23	$41
Commercial paper and other short-term borrowings	—	9
Long-term debt	932	960
Securities sold under agreements to repurchase and Securities loaned	326	450
Other	(246)	(254)

Total interest expense	$1,035	$1,206

Net interest	$308	$182

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Service cost, benefits earned during the period	$6	$7
Interest cost on projected benefit obligation	40	39
Expected return on plan assets	(28)	(28)
Net amortization of prior service costs	(3)	(4)
Net amortization of actuarial loss	6	10

Net periodic benefit expense	$21	$24

18.	Income Taxes.

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

It is reasonably possible that the gross and net balances of unrecognized tax benefits of approximately $4.3 billion and $1.5 billion, respectively, at March 31, 2014 may decrease significantly within the next 12 months due to the expected completion of an IRS field examination in connection with the audit of tax years 2006 – 2008. At this time it is not possible to reasonably estimate the impact on the effective tax rate and the potential benefit to Income from continuing operations due to the forward-looking nature of such analysis. During 2014, the Company also expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate, the condensed consolidated statements of financial condition or the condensed consolidated statements of income.

The Company’s effective tax rate from continuing operations for the quarter ended March 31, 2013 included a discrete tax benefit of $81 million due to the retroactive effective date of the American Taxpayer Relief Act of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012. Additionally, the Company’s effective tax rate from continuing operations for the quarter ended March 31, 2013 included a discrete net tax benefit of $61 million associated with remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations.

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

Selected financial information for the Company’s segments is presented below:

Three Months Ended March 31, 2014	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$4,834	$3,083	$745	$(41)	$8,621
Interest income	881	581	1	(120)	1,343
Interest expense	1,106	42	6	(119)	1,035

Net interest	(225)	539	(5)	(1)	308

Net revenues(1)	$4,609	$3,622	$740	$(42)	$8,929

Income from continuing operations before income taxes	$1,353	$691	$263	$—	$2,307
Provision for income taxes	403	268	91	—	762

Income from continuing operations	950	423	172	—	1,545

Discontinued operations(2):
Income from discontinued operations before income taxes	43	—	1	—	44
Provision for income taxes	5	—	—	—	5

Income from discontinued operations	38	—	1	—	39

Net income	988	423	173	—	1,584
Net income applicable to nonredeemable noncontrolling interests	25	—	54	—	79

Net income applicable to Morgan Stanley	$963	$423	$119	$—	$1,505

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2013	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$4,308	$3,057	$649	$(46)	$7,968
Interest income	1,014	488	2	(116)	1,388
Interest expense	1,241	75	6	(116)	1,206

Net interest	(227)	413	(4)	—	182

Net revenues(1)	$4,081	$3,470	$645	$(46)	$8,150

Income from continuing operations before income taxes	$799	$597	$187	$—	$1,583
Provision for income taxes	61	220	52	—	333

Income from continuing operations	738	377	135	—	1,250

Discontinued operations(2):
Income (loss) from discontinued operations before income taxes	(30)	(1)	1	—	(30)
Provision for (benefit from) income taxes	(11)	—	—	—	(11)

Income (loss) from discontinued operations	(19)	(1)	1	—	(19)

Net income	719	376	136	—	1,231
Net income applicable to redeemable noncontrolling interests	1	121	—	—	122
Net income applicable to nonredeemable noncontrolling interests	96	—	51	—	147

Net income applicable to Morgan Stanley	$622	$255	$85	$—	$962

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of cumulative performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $556 million at March 31, 2014 and approximately $489 million at December 31, 2013 (see Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013).
(2)	See Note 1 for discussion of discontinued operations.

Total Assets(1)	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
At March 31, 2014	$666,407	$157,474	$7,500	$831,381

At December 31, 2013	$668,596	$156,711	$7,395	$832,702

(1)	Corporate assets have been fully allocated to the Company’s business segments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through European and Asian locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Wealth Management: wealth management representative coverage location.

•	Investment Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

	Three Months Ended March 31,
Net Revenues	2014	2013
	(dollars in millions)
Americas	$6,515	$5,951
EMEA	1,422	1,066
Asia	992	1,133

Net revenues	$8,929	$8,150

20.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $4,804 million and $4,746 million at March 31, 2014 and December 31, 2013, respectively, included in Other investments in the condensed consolidated statements of financial condition. Income from these investments was $38 million and $64 million for the quarters ended March 31, 2014 and 2013, respectively, and is included in Other revenues in the condensed consolidated statements of income. The revenues for the quarters ended March 31, 2014 and 2013 were primarily related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), as described below.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest in MUMSS. The Company accounts for its interest in MUMSS as an equity method investment within the Institutional Securities business segment. During the quarters ended March 31, 2014 and 2013, the Company recorded income of $58 million and $125 million, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

In June 2013, MUMSS paid a dividend of approximately $287 million, of which the Company received approximately $115 million for its proportionate share of MUMSS.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in the condensed consolidated financial statements through the date of this report and the Company has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Common Dividend.

On April 17, 2014, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.10. The dividend is payable on May 15, 2014 to common shareholders of record on April 30, 2014 (see Note 14).

Long-Term Borrowings.

Subsequent to March 31, 2014 and through April 30, 2014, the Company’s long-term borrowings (net of issuances) decreased by approximately $0.5 billion. This amount includes the Company’s issuance of $3.0 billion in senior debt on April 28, 2014.

Issuances of Preferred Stock.

Series G Preferred Stock.    On April 29, 2014, the Company issued 20,000,000 Depositary Shares, for an aggregate price of $500 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual 6.625% Non-Cumulative Preferred Stock, Series G, $0.01 par value (“Series G Preferred Stock”). The Series G Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series G Preferred Stock also has a preference over the Company’s common stock upon liquidation.

Series H Preferred Stock.    On April 29, 2014, the Company issued 1,300,000 Depositary Shares, for an aggregate price of $1,300 million. Each Depositary Share represents a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H, $0.01 par value (“Series H Preferred Stock”). The Series H Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $1,000 per Depositary Share). The Series H Preferred Stock also has a preference over the Company’s common stock upon liquidation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of March 31, 2014, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows and changes in total equity for the three-month periods ended March 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2013, and the consolidated statements of income, comprehensive income, cash flows and changes in total equity for the year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated February 25, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York May 6, 2014

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

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including: the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary) and legal and regulatory actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices, interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements; the Company’s reputation; inflation, natural disasters and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; technological changes and risks, including cybersecurity risks; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and “Other Matters” and “Liquidity and Capital Resources—Regulatory Requirements” herein.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the

Company’s future results, see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Executive Summary—Significant Items” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and “Other Matters” and “Liquidity and Capital Resources—Regulatory Requirements” herein.

See Note 1 to the condensed consolidated financial statements in Item  1 for a discussion of the Company’s discontinued operations.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended March 31,
	2014	2013
Net revenues:
Institutional Securities	$4,609	$4,081
Wealth Management	3,622	3,470
Investment Management	740	645
Intersegment Eliminations	(42)	(46)

Consolidated net revenues	$8,929	$8,150

Net income	$1,584	$1,231
Net income applicable to redeemable noncontrolling interests(1)	—	122
Net income applicable to nonredeemable noncontrolling interests(1)	79	147

Net income applicable to Morgan Stanley	$1,505	$962

Income from continuing operations applicable to Morgan Stanley:
Institutional Securities	$925	$641
Wealth Management	423	256
Investment Management	118	84

Income from continuing operations applicable to Morgan Stanley	$1,466	$981
Income (loss) from discontinued operations applicable to Morgan Stanley(2)	39	(19)

Net income applicable to Morgan Stanley	$1,505	$962
Preferred stock dividends	56	26

Earnings applicable to Morgan Stanley common shareholders	$1,449	$936

Earnings per basic common share:
Income from continuing operations	$0.73	$0.50
Income (loss) from discontinued operations(2)	0.02	(0.01)

Earnings per basic common share(3)	$0.75	$0.49

Earnings per diluted common share:
Income from continuing operations	$0.72	$0.49
Income (loss) from discontinued operations(2)	0.02	(0.01)

Earnings per diluted common share(3)	$0.74	$0.48

Regional net revenues(4):
Americas	$6,515	$5,951
Europe, Middle East and Africa	1,422	1,066
Asia	992	1,133

Net revenues	$8,929	$8,150

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended March 31,
	2014	2013
Average common equity (dollars in billions)(5):
Institutional Securities	$30.8	$39.9
Wealth Management	11.3	13.4
Investment Management	2.6	2.8
Parent capital	18.6	4.8

Consolidated average common equity	$63.3	$60.9

Return on average common equity(6):
Institutional Securities	11.6%	6.2%
Wealth Management	14.1%	7.6%
Investment Management	18.3%	11.9%
Consolidated	8.9%	6.3%
Book value per common share(7)	$32.38	$31.21
Average tangible common equity (dollars in billions)(8)	$53.4	$53.4
Return on average tangible common equity(9)	10.6%	7.2%
Tangible book value per common share(10)	$27.41	$27.38
Effective income tax rate from continuing operations(11)	33.0%	21.0%
Worldwide employees at March 31, 2014 and 2013	55,883	55,289
Global Liquidity Reserve held by bank and non-bank legal entities at March 31, 2014 and 2013 (dollars in billions)(12)	$203	$186
Average Global Liquidity Reserve (dollars in billions)(12):
Bank legal entities	$90	$69
Non-bank legal entities	110	118

Total average Global Liquidity Reserve	$200	$187

Total assets at March 31, 2014 and 2013	$831,381	$801,383
Total deposits at March 31, 2014 and 2013	$116,648	$80,623
Long-term borrowings at March 31, 2014 and 2013	$153,374	$165,142
Maturities of long-term borrowings outstanding at March 31, 2014 and 2013 (next 12 months)	$22,639	$22,138
Capital ratios at March 31, 2014 and 2013(13):
Common Equity Tier 1 capital ratio/Tier 1 common capital ratio	14.1%	11.5%
Tier 1 capital ratio	15.6%	13.9%
Total capital ratio	17.7%	14.5%
Tier 1 leverage ratio	7.6%	7.0%
Consolidated assets under management or supervision at March 31, 2014 and 2013 (dollars in billions)(14):
Investment Management(15)	$382	$341
Wealth Management	720	618

Total	$1,102	$959

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended March 31,
	2014	2013
Pre-tax profit margin(16):
Institutional Securities	29%	20%
Wealth Management	19%	17%
Investment Management	36%	29%
Consolidated	26%	19%
Selected management financial measures, excluding DVA:
Net revenues, excluding DVA(17)	$8,803	$8,467
Income from continuing operations applicable to Morgan Stanley, excluding DVA(17)	$1,391	$1,182
Income per diluted common share from continuing operations, excluding DVA(17)	$0.68	$0.60
Return on average common equity, excluding DVA(6)	8.3%	7.5%
Return on average tangible common equity, excluding DVA(9)	9.8%	8.5%

DVA—Debt Valuation Adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

(1)	See Notes 2, 3 and 15 to the consolidated financial statements in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2013 and Notes 3 and 14 to the condensed consolidated financial statements in Item 1 for information on redeemable and nonredeemable noncontrolling interests.
(2)	See Note 1 to the condensed consolidated financial statements in Item 1 for information on discontinued operations.
(3)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 15 to the condensed consolidated financial statements in Item 1.
(4)	Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis. For further discussion regarding the geographic methodology for net revenues, see Note 19 to the condensed consolidated financial statements in Item 1.
(5)	The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). Average common equity for each business segment is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy.
(6)	The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The return on average common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The effective tax rates used in the computation of business segments’ return on average common equity were determined on a separate legal entity basis. To determine the return on consolidated average common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended March 31, 2014 and 2013 was 0.6% and (1.2)%, respectively.
(7)	Book value per common share equals common shareholders’ equity of $63,851 million at March 31, 2014 and $61,196 million at March 31, 2013 divided by common shares outstanding of 1,972 million at March 31, 2014 and 1,961 million at March 31, 2013.
(8)	Average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Capital Management” herein.
(9)	Return on average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended March 31, 2014 and 2013 was 0.8% and (1.3)%, respectively.
(10)	Tangible book value per common share equals tangible common equity of $54,046 million at March 31, 2014 and $53,687 million at March 31, 2013 divided by common shares outstanding of 1,972 million at March 31, 2014 and 1,961 million at March 31, 2013. Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy.
(11)	For a discussion of the effective income tax rate, see “Overview of the Quarter Ended March 31, 2014 Financial Results” and “Significant Items—Income Tax Items” herein.
(12)	For a discussion of Global Liquidity Reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(13)

At March 31, 2014 and 2013, the Company calculated its Total capital, Tier 1 capital, Common Equity Tier 1 capital (at March 31, 2014) and Tier 1 common capital (at March 31, 2013) ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The standards applicable in 2013 included the U.S. Basel I-based rules as supplemented by the U.S. banking regulators’ rules to implement the Basel Committee on Banking Supervision’s market risk capital framework amendment, commonly referred to as “Basel 2.5”, which increased the capital requirements for securitizations and correlation trading within the Company’s trading book, as well as incorporated add-ons for stressed Value-at-Risk (“VaR”) and incremental risk requirements. The Company’s Total capital, Tier 1 capital and Tier 1 common capital ratios and RWAs for the quarter ended March 31, 2013 were calculated under this revised framework. Beginning with the first quarter of 2014, the Company calculated the numerator of its Total capital, Tier 1 capital and Common Equity Tier 1 capital using the U.S. Basel III definition of capital and regulatory deductions and adjustments, subject to transitional provisions. In the first quarter of 2014, the Company calculated the denominator of its risk-based capital ratios using credit RWAs determined under the U.S. Basel I-based rules and market RWAs determined under Basel 2.5. The Company’s capital takes into consideration regulatory capital requirements as well as capital required for organic growth, acquisitions and other business needs. The methods for calculating the Company’s risk-based capital ratios will change through 2022 as aspects of the U.S. Basel III regulations are phased in and as the Company begins calculating RWAs using the U.S. Basel III advanced approaches in the second quarter of 2014, subject to a capital floor consisting of the U.S. Basel I-based and Basel 2.5 rules through December 31, 2014 and the U.S. Basel III standardized approach from January 1, 2015. Common Equity Tier 1 capital ratio is applicable at March 31, 2014 and Tier 1 common capital ratio is applicable at March 31, 2013. For further discussion of Total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios and RWAs, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(14)	Revenues and expenses associated with these assets are included in the Company’s Wealth Management and Investment Management business segments.
(15)	Amounts exclude the Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(16)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(17)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “GAAP” refers to generally accepted accounting principles in the U.S. The U.S. Securities and Exchange Commission defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or an alternative method for assessing, our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the GAAP financial measure.

	Three Months Ended March 31,
	2014	2013
Reconciliation of Selected Management Financial Measures from a Non-GAAP to a GAAP Basis (dollars in millions, except per share amounts):
Net revenues
Net revenues—non-GAAP	$8,803	$8,467
Impact of DVA	126	(317)

Net revenues—GAAP	$8,929	$8,150

Income from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—non-GAAP	$1,391	$1,182
Impact of DVA	75	(201)

Income applicable to Morgan Stanley—GAAP	$1,466	$981

Earnings per diluted common share
Income from continuing operations per diluted common share—non-GAAP	$0.68	$0.60
Impact of DVA	0.04	(0.11)

Income from continuing operations per diluted common share—GAAP	$0.72	$0.49

Global Market and Economic Conditions.

During the first quarter of 2014, global market and economic conditions remained on an overall upward trend from 2013 year-end. Global investor sentiment was mixed as worldwide the major market indices were relatively flat during the first quarter of 2014. The U.S. economy continued its long-term improvement, despite the lingering after-effects of the October 2013 budget crisis and a colder than normal winter. Although the U.S. employment situation generally improved, the unemployment rate remained flat. Inflation also remained relatively unchanged. The relatively benign U.S. economic environment has prompted the Federal Reserve to modestly scale back its quantitative easing program. In the Eurozone, a deep recession has finally ended, but growth remains slow. By contrast, the U.K. is having a stronger-than-expected recovery. Japan has experienced stronger growth as the lower yen has increased exports, and consumer spending has accelerated. In China, the government announced reforms to change the structure of the Chinese economy with the objective to maintain its current high growth rate. Elsewhere, emerging markets have experienced considerable volatility resulting in part from the Federal Reserve’s modest reduction of quantitative easing.

In the U.S., the NASDAQ and S&P 500 indices ended the first quarter of 2014 marginally higher compared with the beginning of the year, while the Dow Jones Industrial Average was marginally lower. U.S. labor market conditions were unchanged as the unemployment rate remained steady at 6.7% at March 31, 2014 unchanged from December 31, 2013. During the quarter ended March 31, 2014, household spending and business investment continued to increase. Despite this, the recovery in the housing market remained slow. New housing starts declined in the first quarter of 2014 compared to the fourth quarter of 2013. Existing home sales also decreased, although new home sales expanded. On March 19, 2014, the Federal Open Market Committee (“FOMC”) of the Federal Reserve stated that U.S. fiscal policy is restraining economic growth, although the extent of restraint is diminishing. Inflation remained low, with a moderate increase in energy prices, but longer-term inflation expectations remained stable. The FOMC continues to keep key interest rates at historically low levels. At March 31, 2014, the federal funds target rate remained between 0.0% and 0.25%, while the discount rate remained at 0.75%. Despite historically low inflation and few indicators of increasing inflation, at its March 2014 meeting, the FOMC agreed to reduce its purchases of U.S. agency mortgages to a pace of $25 billion per month beginning in April 2014 (down from $30 billion per month in March 2014). The FOMC noted that this rate of purchases still meant its holdings of longer-term securities are increasing, which would put downward pressure on interest rates.

In Europe, major equity market indices were also mixed during the first quarter of 2014. The German DAX was flat, while the U.K. FTSE declined modestly and the French CAC increased by almost the same amount. Euro-area gross domestic product grew modestly in the first quarter of 2014. The European Central Bank (“ECB”) views this growth as indicative of an ongoing recovery supported by firmer domestic European demand. To stimulate economic activity, during 2013 the ECB lowered the benchmark interest rate from 0.75% to 0.25% and indicated it will keep open its special liquidity facilities until at least the middle of 2014. The euro-area unemployment rate remained unchanged at 11.8% at March 31, 2014 compared with 2013 year-end. At March 31, 2014, the Bank of England’s (“BOE”) benchmark interest rate was 0.5%, which was unchanged from December 31, 2013. The BOE also remained committed to an asset purchase program of £375 billon, also unchanged from December 31, 2013. The events in Ukraine may have effects on global growth if allowed to further escalate.

Major equity market indices in Asia ended the first quarter of 2014 lower, with the exception of the BSE Sensex index in India. Japan’s economic recovery continued during the first quarter of 2014 following a series of economic stimulus packages announced by the Japanese government and the Bank of Japan (“BOJ”) in early 2013. Consumer inflation in Japan has increased on a year-over-year basis for the first time in five years. China’s economic growth has slowed, especially in the manufacturing sector, but remained strong compared with the rest of the world. The Chinese government’s announced reforms reflect its intention to restructure its economy away from reliance on exports and investments and toward more sustainable growth driven by domestic consumption.

Overview of the Quarter Ended March 31, 2014 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $1,505 million on net revenues of $8,929 million during the quarter ended March 31, 2014 (“current quarter”) compared with net income applicable to Morgan Stanley of $962 million on net revenues of $8,150 million during the quarter ended March 31, 2013 (“prior year quarter”).

Net revenues in the current quarter included positive revenues due to the impact of DVA of $126 million compared with negative revenues of $317 million in the prior year quarter. Non-interest expenses increased 1% to $6,622 million in the current quarter compared with $6,567 million in the prior year quarter. Compensation expenses increased 2% to $4,305 million in the current quarter compared with $4,214 million in the prior year quarter. Non-compensation expenses decreased 2% to $2,317 million in the current quarter compared with $2,353 million in the prior year quarter.

Earnings per diluted common share (“diluted EPS”) and diluted EPS from continuing operations were $0.74 and $0.72, respectively, in the current quarter compared with $0.48 and $0.49, respectively, in the prior year quarter.

Excluding the impact of DVA, net revenues were $8,803 million, and diluted EPS from continuing operations was $0.68 per share in the current quarter compared with $8,467 million and $0.60 per share, respectively, in the prior year quarter.

The Company’s effective tax rate from continuing operations was 33.0% and 21.0% for the quarters ended March 31, 2014 and 2013, respectively. The effective tax rate for the quarter ended March 31, 2013 included an aggregate discrete net tax benefit of $142 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”) and remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. Excluding this aggregate discrete net tax benefit, the effective tax rate from continuing operations for the quarter ended March 31, 2013 would have been 30.0%. The increase in the effective tax rate is primarily reflective of the geographic mix of earnings.

Institutional Securities.    Income from continuing operations before taxes was $1,353 million in the current quarter compared with income from continuing operations before taxes of $799 million in the prior year quarter. Net revenues for the current quarter were $4,609 million compared with $4,081 million in the prior year quarter. The results in the current quarter included positive revenues due to the impact of DVA of $126 million compared with negative revenues of $317 million in the prior year quarter. Investment banking revenues for the current quarter increased 20% from the prior year quarter to $1,136 million, reflecting increases across advisory and equity and fixed income underwriting. The presentation of net revenues excluding the impact of DVA is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance. Equity sales and trading net revenues, excluding the impact of DVA, of $1,705 million increased 7% from the prior year quarter, reflecting higher levels of client activity and particularly strong performance in prime brokerage. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues of $1,654 million increased 9% from the prior year quarter. The increase primarily reflected higher results in commodities due to broad based strength across energy products, partially offset by lower volumes across most fixed income businesses. Net investment gains of $109 million were recognized in the current quarter compared with net investment gains of $142 million in the prior year quarter, which primarily included mark-to-market gains on principal investments and net gains from investments associated with the Company’s deferred compensation and co-investment plans. Other revenues of $123 million were recognized in the current quarter compared with Other revenues of $133 million in the prior year quarter. Other revenues in both periods included income arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein), while in the current quarter Other revenues also reflect revenues related to TransMontaigne Inc., which included the sale of property. Non-interest expenses decreased 1% in the current quarter to $3,256 million, primarily due to lower compensation and benefits expenses, partially offset by higher non-compensation expenses. Compensation and benefits expenses in the current quarter decreased 2% from the prior year quarter to $1,851 million, primarily due to severance expenses in the prior year quarter, partially offset by higher revenues. Non-compensation expenses were $1,405 million in the current quarter compared with $1,392 million in the prior year quarter, primarily due to an increase in professional services expenses, partially offset by a decrease in occupancy and equipment expenses and information processing and communications expenses.

Wealth Management.    Income from continuing operations before taxes was $691 million in the current quarter compared with $597 million in the prior year quarter. Net revenues were $3,622 million in the current quarter compared with $3,470 million in the prior year quarter. Transactional revenues, consisting of Trading, Commissions and fees and Investment banking decreased 12% from the prior year quarter to $996 million. Trading revenues decreased 8% from the prior year quarter to $275 million in the current quarter, primarily due to lower gains related to investments associated with certain employee deferred compensation plans. Commissions and fees revenues decreased 3% from the prior year quarter to $540 million in the current quarter, primarily due to lower insurance and mutual fund activity. Investment banking revenues decreased 34% from the prior year quarter to $181 million in the current quarter, primarily due to lower levels of underwriting activity in closed-end funds and equity. Asset management, distribution and administration fees increased 9% from the prior year quarter to $2,021 million in the current quarter, primarily due to higher fee-based revenues, partially offset by lower revenues from referral fees from the bank deposit program and managed futures. Net interest increased 31% from the prior year quarter to $539 million in the current quarter, primarily due to higher bank deposit balances and higher lending balances. Total client asset balances were $1,943 billion at March 31, 2014 and client assets in fee-based accounts were $724 billion, or 37% of total client assets. Fee-based client asset flows for the current quarter were $19.0 billion compared with $15.3 billion in the prior year quarter. Compensation and benefits expenses increased 5% from the prior year quarter to $2,169 million in the current quarter, primarily due to higher compensable revenues. Non-compensation expenses decreased 6% from the prior year quarter to $762 million in the current quarter, primarily due to lower professional services expenses, partially offset by higher marketing and business development expenses.

Investment Management.    Income from continuing operations before taxes was $263 million in the current quarter compared with $187 million in the prior year quarter. Net revenues were $740 million in the current quarter compared with $645 million in the prior year quarter. The increase in net revenues reflected higher net investment gains predominantly within the Company’s Merchant Banking business and higher gains in Traditional Asset Management, partially offset by lower gains on investments in the Real Estate Investing business. Non-interest expenses were $477 million in the current quarter compared with $458 million in the prior year quarter. Compensation and benefits expenses increased 10% to $285 million in the current quarter, primarily due to higher net revenues. Non-compensation expenses decreased 4% to $192 million in the current quarter, primarily due to lower information processing and communications expenses, partially offset by higher marketing and business development expenses.

Significant Items.

Japanese Securities Joint Venture.    During the quarters ended March 31, 2014 and 2013, the Company recorded income of $58 million and $125 million, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS. Net income applicable to nonredeemable noncontrolling interests associated with the Mitsubishi UFJ Financial Group, Inc. (“MUFG”) interest in Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) was $18 million and $90 million for the quarters ended March 31, 2014 and 2013, respectively (see Note 20 to the condensed consolidated financial statements in Item 1).

Corporate Lending.    The Company recorded the following amounts associated with loans and lending commitments within the Institutional Securities business segment (see “Business Segments—Institutional Securities” herein):

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Gains on loans and lending commitments and Net interest(1)	$60	$254
Losses on hedges(1)	(15)	(49)
Other revenues: (Provision)/Release for loan losses	33	(28)
Other revenues: Gains (losses) on loans held for sale	(36)	8
Other expenses: Provision for unfunded commitments	(19)	(12)

Total	$23	$173

(1)	Included in sales and trading net revenues.

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

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses are directly attributable to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures.

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

Investments.    The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation plans (as mentioned above). Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds and private equity funds, which include investments made in connection with certain employee deferred compensation plans (see Note 4 to the condensed consolidated financial statements in Item 1). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.

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

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through its U.S. bank subsidiaries, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”). The Company’s lending activities in the Institutional Securities business segment primarily include corporate lending activities, in which the Company provides loans or lending commitments to selected corporate clients. In addition to corporate lending activity, the Institutional Securities business segment engages to a lesser extent in other lending activity, including corporate loans purchased and sold in the secondary market. The Company’s lending activities in the Wealth Management business segment principally include margin loans collateralized by securities, securities-based lending that allows clients to borrow money against the value of qualifying securities in Portfolio Loan Accounts (“PLAs”) and residential mortgage lending. The Company expects its lending activities to continue to grow. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 3. See also Notes 8 and 12 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s financing receivables and lending commitments, respectively.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Revenues:
Investment banking	$1,136	$945
Trading	2,707	2,414
Investments	109	142
Commissions and fees	678	608
Asset management, distribution and administration fees	81	66
Other	123	133

Total non-interest revenues	4,834	4,308

Interest income	881	1,014
Interest expense	1,106	1,241

Net interest	(225)	(227)

Net revenues	4,609	4,081

Compensation and benefits	1,851	1,890
Non-compensation expenses	1,405	1,392

Total non-interest expenses	3,256	3,282

Income from continuing operations before income taxes	1,353	799
Provision for income taxes	403	61

Income from continuing operations	950	738

Discontinued operations:
Income (loss) from discontinued operations before income taxes	43	(30)
Provision for (benefit from) income taxes	5	(11)

Income (losses) from discontinued operations	38	(19)

Net income	988	719
Net income applicable to redeemable noncontrolling interests	—	1
Net income applicable to nonredeemable noncontrolling interests	25	96

Net income applicable to Morgan Stanley	$963	$622

Amounts applicable to Morgan Stanley:
Income from continuing operations	$925	$641
Income (losses) from discontinued operations	38	(19)

Net income applicable to Morgan Stanley	$963	$622

Investment Banking.    Investment banking revenues were as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Advisory revenues	$336	$251
Underwriting revenues:
Equity underwriting revenues	315	283
Fixed income underwriting revenues	485	411

Total underwriting revenues	800	694

Total investment banking revenues	$1,136	$945

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended March 31,
	2014(1)	2013(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$215	$72
Completed mergers and acquisitions(2)	200	193
Equity and equity-related offerings(3)	16	14
Fixed income offerings(4)	66	71

(1)	Source: Thomson Reuters, data at April 16, 2014. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the quarter ended March 31, 2014 increased 20% from the comparable period in 2013, reflecting increases across advisory and equity and fixed income underwriting. Advisory revenues from merger, acquisition and restructuring transactions (“M&A”) were $336 million in the quarter ended March 31, 2014, an increase of 34% from the quarter ended March 31, 2013, reflecting higher levels of M&A activity, principally in the Americas. Industry-wide announced M&A activity for the quarter ended March 31, 2014 increased compared with the quarter ended March 31, 2013, with increases across all regions. Overall, underwriting revenues of $800 million increased 15% from the quarter ended March 31, 2013. Equity underwriting revenues increased 11% to $315 million in the quarter ended March 31, 2014, reflecting increased initial public offering activity in Europe, Middle East, Africa and Asia. Fixed income underwriting revenues were $485 million in the quarter ended March 31, 2014, an increase of 18% from the comparable period in 2013, reflecting a favorable leveraged finance environment.

Sales and Trading Net Revenues.    Sales and trading net revenues are composed of Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest revenues (expenses). See “Business Segments—Net Revenues” herein for information about the composition of the above-referenced components of sales and trading revenues. In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to trading are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 11 to the condensed consolidated financial statements in Item 1 for further information related to gains (losses) on derivative instruments.

Sales and trading net revenues were as follows:

	Three Months Ended March 31,
	2014	2013(1)
	(dollars in millions)
Trading	$2,707	$2,414
Commissions and fees	678	608
Asset management, distribution and administration fees	81	66
Net interest	(225)	(227)

Total sales and trading net revenues	$3,241	$2,861

(1)	All prior-period amounts have been reclassified to conform to the current year’s presentation. For further information, see Note 1 to the condensed consolidated financial statements in Item 1.

Sales and trading net revenues by business were as follows:

	Three Months Ended March 31,
	2014	2013(1)
	(dollars in millions)
Equity	$1,755	$1,512
Fixed income and commodities	1,730	1,277
Other(2)	(244)	72

Total sales and trading net revenues	$3,241	$2,861

(1)	All prior-period amounts have been reclassified to conform to the current year’s presentation. For further information, see Note 1 to the condensed consolidated financial statements in Item 1.
(2)	Other sales and trading net revenues include net losses associated with costs related to the amount of liquidity held (“negative carry”), net gains (losses) on economic hedges related to the Company’s long-term debt and net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities.

Total sales and trading net revenues increased to $3,241 million in the quarter ended March 31, 2014 from $2,861 million in the comparable period in 2013, reflecting higher revenues in equity and fixed income and commodities sales and trading net revenues. The increase was partially offset by losses in other sales and trading net revenues in the quarter ended March 31, 2014 compared with gains in comparable period in 2013.

The following sales and trading net revenues results exclude the impact of DVA (see footnote 2 in the following table). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended March 31,
	2014	2013(1)
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(2)	$3,115	$3,178
Impact of DVA	126	(317)

Total sales and trading net revenues	$3,241	$2,861

Equity sales and trading net revenues—non-GAAP(2)	$1,705	$1,591
Impact of DVA	50	(79)

Equity sales and trading net revenues	$1,755	$1,512

Fixed income and commodities sales and trading net revenues—non-GAAP(2)	$1,654	$1,515
Impact of DVA	76	(238)

Fixed income and commodities sales and trading net revenues	$1,730	$1,277

(1)	All prior-period amounts have been reclassified to conform to the current year’s presentation. For further information, see Note 1 to the condensed consolidated financial statements in Item 1.
(2)	Sales and trading net revenues, including equity and fixed income and commodities sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

Equity.    Equity sales and trading net revenues increased to $1,755 million in the quarter ended March 31, 2014 from $1,512 million in the comparable period in 2013. The results in equity sales and trading net revenues included positive revenue due to the impact of DVA of $50 million in the quarter ended March 31, 2014 compared with negative revenue of $79 million in the quarter ended March 31, 2013. Equity sales and trading net revenues, excluding the impact of DVA, increased 7% to $1,705 million in the quarter ended March 31, 2014 from the comparable period in 2013, reflecting higher levels of client activity and particularly strong performance in prime brokerage.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues were $1,730 million in the quarter ended March 31, 2014 compared with net revenues of $1,277 million in the quarter ended March 31, 2013. Results in the quarter ended March 31, 2014 included positive revenue of $76 million due to the impact of DVA compared with negative revenue of $238 million in the quarter ended March 31, 2013. Commodity net revenues, excluding the impact of DVA, increased substantially (inclusive of increased net revenues in the Company’s global oil merchanting business and TransMontaigne) in the quarter ended March 31, 2014, over the prior year quarter, primarily reflecting broad based strength across energy products, driven by increased client demand and extreme weather in the northeast U.S. (see “Global Oil Merchanting Business and TransMontaigne” herein). Fixed income product net revenues, excluding the impact of DVA, in the quarter ended March 31, 2014 decreased 20% over the quarter ended March 31, 2013, primarily reflecting lower volumes across most fixed income businesses.

In the quarter ended March 31, 2014, fixed income and commodities sales and trading net revenues reflected gains of $9 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other factors compared with gains of $6 million in the quarter ended March 31, 2013. The Company also recorded losses of $21 million in the quarter ended March 31, 2014 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other factors compared with losses of $72 million in the quarter ended March 31, 2013. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading net revenues discussed above, sales and trading net revenues included other trading revenues, consisting of costs related to negative carry, gains (losses) on economic hedges related to the Company’s long-term debt and certain activities associated with the Company’s corporate lending activities.

Other sales and trading net losses were $244 million in the quarter ended March 31, 2014 compared with net revenues of $72 million in the quarter ended March 31, 2013. The results in the quarter ended March 31, 2014 primarily included costs related to the Company’s long-term debt. Results in the quarters ended March 31, 2014 and 2013 included net gains of $45 million and $205 million, respectively, associated with corporate loans and lending commitments.

Net Interest.    Net interest expense at $225 million in the quarter ended March 31, 2014 was essentially flat compared with the quarter ended March 31, 2013.

Investments.    Net investment gains of $109 million were recognized in the quarter ended March 31, 2014 compared with net investment gains of $142 million in the quarter ended March 31, 2013. The results in both periods primarily included mark-to-market gains on principal investments and net gains from investments associated with the Company’s deferred compensation and co-investment plans.

Other.    Other revenues of $123 million were recognized in the quarter ended March 31, 2014 compared with other revenues of $133 million in the quarter ended March 31, 2013. The results in the quarter ended March 31, 2014 primarily included income of $58 million, arising from the Company’s 40% stake in MUMSS, compared with income of $125 million in the quarter ended March 31, 2013 (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein). Additionally, other revenues in the quarter ended March 31, 2014 also reflect revenues related to TransMontaigne Inc., which included the sale of property.

Non-interest Expenses.    Non-interest expenses decreased 1% in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013. The decrease was primarily due to lower compensation and benefits expenses, partially offset by higher non-compensation expenses. Compensation and benefits expenses decreased 2% in the quarter ended March 31, 2014, primarily due to severance expenses of $113 million related to reductions in force in the quarter ended March 31, 2013, partially offset by higher revenues. Non-compensation expenses increased 1% in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013, primarily due to an increase in professional services expenses, partially offset by a decrease in occupancy and equipment expenses and information processing and communications expenses.

Discontinued Operations.

On March 27, 2014, the Company completed the sale of CanTerm Canadian Terminals Inc. (“CanTerm”), a public storage terminal operator for refined products with two distribution terminals in Canada. The results of CanTerm are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

For a discussion about discontinued operations, see Note 1 to the condensed consolidated financial statements in Item 1.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to MUFG’s interest in MSMS (see “Executive Summary—Significant Items—Japanese Securities Joint Venture” herein).

Global Oil Merchanting Business and TransMontaigne.

On December 20, 2013, the Company and a subsidiary of Rosneft Oil Company (“Rosneft”) entered into a Purchase Agreement pursuant to which the Company will sell the global oil merchanting unit of its commodities division to Rosneft. The transaction is subject to regulatory approvals and other customary conditions and is expected to close in the second half of 2014. At March 31, 2014, this business is held for sale, but it does not meet the criteria for discontinued operations.

Also, on December 20, 2013, the Company announced it is exploring strategic options for its stake in TransMontaigne Inc. and its subsidiaries. At March 31, 2014, no definitive decision has been reached regarding this business, and accordingly, it does not meet the held for sale criteria.

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Revenues:
Investment banking	$181	$274
Trading	275	298
Investments	4	3
Commissions and fees	540	559
Asset management, distribution and administration fees	2,021	1,858
Other	62	65

Total non-interest revenues	3,083	3,057

Interest income	581	488
Interest expense	42	75

Net interest	539	413

Net revenues	3,622	3,470

Compensation and benefits	2,169	2,065
Non-compensation expenses	762	808

Total non-interest expenses	2,931	2,873

Income from continuing operations before income taxes	691	597
Provision for income taxes	268	220

Income from continuing operations	423	377

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(1)
Provision for income taxes	—	—

Income (loss) from discontinued operations	—	(1)

Net income	423	376
Net income applicable to redeemable noncontrolling interests	—	121

Net income applicable to Morgan Stanley	$423	$255

Amounts applicable to Morgan Stanley:
Income from continuing operations	$423	$256
Income (loss) from discontinued operations	—	(1)

Net income applicable to Morgan Stanley	$423	$255

Statistical Data (dollars in billions, except where noted).

	Three Months Ended March 31,
	2014	2013
Wealth Management representatives at March 31, 2014 and 2013	16,426	16,284
Annualized revenues per representative (dollars in thousands)(1)	$881	$851
Assets by client segment at March 31, 2014 and 2013:
$10 million or more	$701	$604
$1 million to $10 million	789	730

Subtotal $1 million or more	1,490	1,334

$100,000 to $1 million	412	416
Less than $100,000	41	44

Total client assets	$1,943	$1,794

Fee-based client assets as a percentage of total client assets(2)	37%	35%
Client assets per representative (dollars in millions)(3)	$118	$110
Fee-based asset flows(4)	$19.0	$15.3
Bank deposits at March 31, 2014 and 2013	$132	$126
Retail locations at March 31, 2014 and 2013	642	691

(1)	Annualized revenues per representative for the quarter ended March 31, 2014 and 2013 equal the Wealth Management business segment’s annualized revenues divided by the average representative headcount for the quarter ended March 31, 2014 and 2013, respectively.
(2)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(3)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(4)	Fee-based asset flows include dividends, interest and client fees and exclude cash management related activity.

Wealth Management JV.    On June 28, 2013, the Company completed the purchase of the remaining 35% stake in the retail securities joint venture between the Company and Citigroup Inc. (“Citi”) (the “Wealth Management JV”) for $4.725 billion. As the 100% owner of the Wealth Management JV, the Company retains all of the related net income previously applicable to the noncontrolling interests in the Wealth Management JV, and benefit from the termination of certain related debt and operating agreements with the Wealth Management JV partner.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter ended March 31, 2014, $5 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions. At March 31, 2014, approximately $24 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

For further information, see Note 3 to the condensed consolidated financial statements in Item 1.

Net Revenues.    The Wealth Management business segment’s net revenues are comprised of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees, and referral fees related to the bank deposit program. Net interest revenues include net interest revenues related to the bank deposit program, interest on securities available for sale and all other net interest revenues. Other revenues include revenues from available for sale securities, customer account services fees, other miscellaneous revenues and revenues from Investments.

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Net revenues:
Transactional	$996	$1,131
Asset management	2,021	1,858
Net interest	539	413
Other	66	68

Net revenues	$3,622	$3,470

Transactional.

Investment Banking.    Investment banking revenues decreased 34% to $181 million in the quarter ended March 31, 2014 from the comparable period of 2013, primarily due to lower levels of underwriting activity in closed-end funds and equity.

Trading.    Trading revenues decreased 8% to $275 million in the quarter ended March 31, 2014 from the comparable period of 2013, primarily due to lower gains related to investments associated with certain employee deferred compensation plans.

Commissions and Fees.    Commissions and fees revenues decreased 3% to $540 million in the quarter ended March 31, 2014 from the comparable period of 2013, primarily due to lower insurance and mutual fund activity.

Asset Management.

Asset Management, Distribution and Administration Fees.     Asset management, distribution and administration fees increased 9% to $2,021 million in the quarter ended March 31, 2014 from the comparable period of 2013, primarily due to higher fee-based revenues, partially offset by lower revenues from referral fees from the bank deposit program and managed futures. The referral fees for deposits placed with Citi-affiliated depository institutions declined to $28 million in the quarter ended March 31, 2014 from $88 million in the quarter ended March 31, 2013, due to the ongoing transfer of deposits to the Company from Citi.

Balances in the bank deposit program increased to $132 billion at March 31, 2014 from $126 billion at March 31, 2013, which includes deposits held by Company-affiliated Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions of $108 billion at March 31, 2014 and $69 billion at March 31, 2013.

Client assets in fee-based accounts increased to $724 billion and represented 37% of total client assets at March 31, 2014 compared with $621 billion and 35% at March 31, 2013, respectively. Total client asset balances increased to $1,943 billion at March 31, 2014 from $1,794 billion at March 31, 2013, primarily due to the impact of market conditions and higher fee-based client asset flows. Client asset balances in households with assets greater than $1 million increased to $1,490 billion at March 31, 2014 from $1,334 billion at March 31, 2013. Fee-based client asset flows for the quarter ended March 31, 2014 were $19.0 billion compared with $15.3 billion in the quarter ended March 31, 2013.

Net Interest.

Net interest increased 31% to $539 million in the quarter ended March 31, 2014 from the comparable period of 2013, primarily due to higher bank deposit balances and higher lending balances. In addition, interest expense declined in the quarter ended March 31, 2014 due to the Company’s redemption of all the Class A Preferred Interests owned by Citi and its affiliates, in connection with the Company’s acquisition of 100% ownership of the Wealth Management JV effective at the end of the second quarter of 2013. The loans and lending commitments in the Company’s Wealth Management business segment have grown in the quarter ended March 31, 2014, and the Company expects this trend to continue. See “Business Segments—Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 3.

Non-interest Expenses.

Non-interest expenses increased 2% in the quarter ended March 31, 2014 from the comparable period of 2013. Compensation and benefits expenses increased 5% in the quarter ended March 31, 2014 from the comparable period of 2013, primarily due to higher compensable revenues. Non-compensation expenses decreased 6% in the quarter ended March 31, 2014 from the comparable period of 2013. Other expenses decreased 12% in the quarter ended March 31, 2014 from the comparable period of 2013, primarily due to lower amortization expense and a lower FDIC assessment on deposits. Professional services expenses decreased 7% in the quarter ended March 31, 2014 from the comparable period of 2013, primarily due to lower consulting expenses and technology infrastructure costs. These decreases were partially offset by an increase in marketing and business development expenses of 9% in the quarter ended March 31, 2014 from the comparable period of 2013, primarily due to higher costs associated with conferences and seminars.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Revenues:
Investment banking	$4	$5
Trading	(20)	(6)
Investments	246	193
Asset management, distribution and administration fees	473	455
Other	42	2

Total non-interest revenues	745	649

Interest income	1	2
Interest expense	6	6

Net interest	(5)	(4)

Net revenues	740	645

Compensation and benefits	285	259
Non-compensation expenses	192	199

Total non-interest expenses	477	458

Income from continuing operations before income taxes	263	187
Provision for income taxes	91	52

Income from continuing operations	172	135

Discontinued operations:
Income from discontinued operations before income taxes	1	1
Provision for income taxes	—	—

Income from discontinued operations	1	1

Net income	173	136
Net income applicable to nonredeemable noncontrolling interests	54	51

Net income applicable to Morgan Stanley	$119	$85

Amounts applicable to Morgan Stanley:
Income from continuing operations	$118	$84
Income from discontinued operations	1	1

Net income applicable to Morgan Stanley	$119	$85

Statistical Data.

The Investment Management business segment’s period-end and average assets under management or supervision were as follows:

	At March 31,		Average for the Three Months Ended March 31,
	2014	2013	2014	2013
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$145	$127	$141	$125
Fixed income	61	62	61	63
Liquidity	114	95	113	99
Alternatives(1)	34	28	33	28

Total Traditional Asset Management	354	312	348	315

Real Estate Investing	21	20	22	20

Merchant Banking	7	9	8	9

Total assets under management or supervision	$382	$341	$378	$344

Share of minority stake assets(2)	$7	$6	$7	$5

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	Amounts represent the Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Investment Management business segment’s assets under management or supervision during the quarters ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in billions)
Balance at beginning of period	$373	$338
Net flows by asset class:
Traditional Asset Management:
Equity	3	—
Fixed income	(1)	2
Liquidity	2	(5)
Alternatives(1)	2	—

Total Traditional Asset Management	6	(3)

Total net flows	6	(3)
Net market appreciation	3	6

Total net increase	9	3

Balance at end of period	$382	$341

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.

Trading.    The Company recognized losses of $20 million in the quarter ended March 31, 2014 compared with losses of $6 million in the comparable period of 2013. Trading results in both periods primarily reflected losses related to certain consolidated real estate funds sponsored by the Company.

Investments.    The Company recorded net investment gains of $246 million in the quarter ended March 31, 2014 compared with gains of $193 million in the comparable period of 2013. The increase in the quarter ended March 31, 2014 was primarily related to higher net investment gains predominantly within the Company’s Merchant Banking business and higher gains in Traditional Asset Management, partially offset by lower gains on investments in the Real Estate Investing business.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 4% to $473 million in the quarter ended March 31, 2014. The increase primarily reflected higher management and administration revenues, primarily due to higher average assets under management.

The Company’s assets under management increased $41 billion from $341 billion at March 31, 2013 to $382 billion at March 31, 2014, reflecting market appreciation and positive net flows. The Company recorded $3 billion in market appreciation and net inflows of $6 billion in the quarter ended March 31, 2014, reflecting net customer inflows in equity, liquidity and alternatives funds, partially offset by net customer outflows in fixed income funds. In the quarter ended March 31, 2013, the Company recorded $6 billion in market appreciation and $3 billion in net customer outflows primarily reflecting net customer outflows in liquidity funds, partially offset by net customer inflows in fixed income funds.

Other.    Other revenues were $42 million in the quarter ended March 31, 2014 as compared with $2 million in the comparable period of 2013. The results in the quarter ended March 31, 2014 included higher revenues associated with the Company’s minority investment in certain third party investment managers. The results in the quarter ended March 31, 2014 were partially offset by an impairment charge related to the restructuring of the partnership agreement associated with one of these minority investments.

Non-interest Expenses.    Non-interest expenses were $477 million in the quarter ended March 31, 2014 as compared with $458 million in the comparable period of 2013. Compensation and benefits expenses increased 10% in the quarter ended March 31, 2014, primarily due to higher net revenues. Non-compensation expenses decreased 4% in the quarter ended March 31, 2014, primarily due to lower information processing and communications expenses and other expenses, partially offset by higher marketing and business development expenses.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains associated with these consolidated funds were $70 million and $67 million in the quarters ended March 31, 2014 and 2013, respectively.

Accounting Developments.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting update that changes the requirements and disclosure for reporting discontinued operations. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Individually significant components that have been disposed of or are held for sale that do not meet the definition of a discontinued operation require new disclosures. This guidance is effective for the Company prospectively beginning January 1, 2015. Early adoption is permitted.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

In January 2014, the FASB issued an accounting update clarifying when an in-substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This guidance is effective for the Company beginning January 1, 2015. This guidance can be applied using either a modified retrospective transition method or a prospective transition method. This guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Accounting for Investments in Qualified Affordable Housing Projects.

In January 2014, the FASB issued an accounting update providing guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). As a practical expedient, an entity is permitted to amortize the initial cost of the investment in proportion to only the tax credits allocated to the entity if the entity reasonably expects that doing so would produce a measurement that is substantially similar. This guidance is effective for the Company retrospectively beginning January 1, 2015. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Other Matters.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at March 31, 2014 and December 31, 2013 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At March 31, 2014 and December 31, 2013, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of condensed consolidated subsidiaries of approximately $2.3 billion and $2.2 billion, respectively, including noncontrolling interests of approximately $1.8 billion and a net investment amount of approximately $0.5 billion in both periods. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.2 billion at March 31, 2014.

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part II, Item 1, herein and Note 12 to the condensed consolidated financial statements in Item 1 for further information.

Income Tax Matters.

New York State corporate tax reform (the “tax reform”) was signed into law on March 31, 2014. The tax reform, which is effective for tax years beginning on or after January 1, 2015, merges the existing bank franchise tax into a substantially amended general corporation franchise tax and adopts customer based single receipts factor for all New York taxpayers. The tax reform mainly impacted the Company’s banking subsidiaries and did not have a material impact on the Company’s 2014 annual effective tax rate and condensed consolidated statement of income for the quarter ended March 31, 2014.

The income of certain foreign subsidiaries earned outside of the U.S. has previously been excluded from taxation in the U.S. as a result of a provision of U.S. tax law that defers the imposition of tax on certain active financial services income until such income is repatriated to the U.S. as a dividend. This provision as well as other provisions that allow for tax benefits from certain tax credits, which expired for taxable years beginning on or after January 1, 2014, had previously been extended by Congress on several occasions, including the most recent extension which occurred during 2013. The increase to the effective tax rate as a result of the expiration of the provisions is estimated to be immaterial on a quarterly and an annual basis.

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

It is likely that 2014 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period. See also “Business—Supervision and Regulation” in Part I, Item 1 included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies.

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements in Item 1). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2013 and Note 2 to the condensed consolidated financial statements in Item 1), the following policies involve a higher degree of judgment and complexity.

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the consolidated financial statements in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2013 and Note 4 to the condensed consolidated financial statements in Item 1.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At March 31, 2014, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, and intangible assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

See Note 4 to the condensed consolidated financial statements in Item 1 for further information on assets and liabilities that are measured at fair value on a non-recurring basis.

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

See Note 2 to the consolidated financial statements in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the Company’s valuation policies, processes and procedures.

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

See Notes 4 and 9 to the condensed consolidated financial statements in Item 1 for additional information about goodwill and intangible assets.

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

See Note 12 to the condensed consolidated financial statements in Item 1 for additional information on legal proceedings.

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

See Note 2 to the consolidated financial statements in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on the Company’s significant assumptions, judgments and interpretations associated with the accounting for income taxes and Note 18 to the condensed consolidated financial statements in Item 1 for additional information on the Company’s tax examinations.

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

The tables below summarize total assets for the Company’s business segments at March 31, 2014 and December 31, 2013:

	At March 31, 2014
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$26,480	$28,180	$764	$55,424
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	40,966	2,685	—	43,651
Trading assets	252,871	1,945	4,729	259,545
Securities available for sale	5,818	53,068	—	58,886
Securities received as collateral(2)	21,613	—	—	21,613
Federal funds sold and securities purchased under agreements to resell(2)	96,145	11,431	—	107,576
Securities borrowed(2)	147,153	442	—	147,595
Customer and other receivables(2)	37,813	22,004	689	60,506
Loans:
Held for investment, net of allowance	14,104	27,471	—	41,575
Held for sale	4,636	94	—	4,730
Other assets(3)	18,808	10,154	1,318	30,280

Total assets(4)	$666,407	$157,474	$7,500	$831,381

	At December 31, 2013
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$30,169	$28,967	$747	$59,883
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	36,422	2,781	—	39,203
Trading assets	273,959	2,104	4,681	280,744
Securities available for sale	—	53,430	—	53,430
Securities received as collateral(2)	20,508	—	—	20,508
Federal funds sold and securities purchased under agreements to resell(2)	106,812	11,318	—	118,130
Securities borrowed(2)	129,366	341	—	129,707
Customer and other receivables(2)	33,927	22,493	684	57,104
Loans:
Held for investment	11,661	24,884	—	36,545
Held for sale	6,229	100	—	6,329
Other assets(3)	19,543	10,293	1,283	31,119

Total assets(4)	$668,596	$156,711	$7,395	$832,702

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(4)	Total assets include Global Liquidity Reserves of $203 billion and $202 billion at March 31, 2014 and December 31, 2013, respectively.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets decreased to $831,381 million at March 31, 2014 from $832,702 million at December 31, 2013. The decrease in total assets was primarily due to a decrease in Trading assets, partially offset by an increase in Securities borrowed.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At March 31, 2014, securities financing assets and liabilities were $362 billion and $345 billion, respectively. At December 31, 2013, securities financing assets and liabilities were $352 billion and $353 billion, respectively. Securities financing transactions include cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, and customer and other receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013 and Note 6 to the condensed consolidated financial statements in Item 1). Securities sold under agreements to repurchase and Securities loaned were $147 billion at March 31, 2014 and averaged $166 billion during the quarter ended March 31, 2014. The Securities sold under agreements to repurchase and Securities loaned period-end balance was lower than the average balances during the quarter ended March 31, 2014 due to a general reduction in repurchase financing. Securities purchased under agreements to resell and Securities borrowed were $255 billion at March 31, 2014 and averaged $256 billion during the quarter ended March 31, 2014.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $22 billion and $21 billion at March 31, 2014 and December 31, 2013, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

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

The Liquidity Stress Tests are produced for the Parent and major operating subsidiaries, as well as at major currency levels, to capture specific cash requirements and cash availability across the Company, including a limited number of asset sales in a stressed environment. The Liquidity Stress Tests assume that subsidiaries will use their own liquidity first to fund their obligations before drawing liquidity from the Parent. The Parent will support its subsidiaries and will not have access to subsidiaries’ liquidity reserves that are subject to any regulatory, legal or tax constraints. In addition to the assumptions underpinning the Liquidity Stress Tests, the Company takes into consideration the settlement risk related to intra-day settlement and clearing of securities and financing activities.

At March 31, 2014, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

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

The Global Liquidity Reserve is held within the Parent and major operating subsidiaries. The Global Liquidity Reserve is composed of diversified cash and cash equivalents and unencumbered highly liquid securities. Eligible unencumbered securities include U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities, non-U.S. government securities and other highly liquid investment grade securities.

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At March 31, 2014
(dollars in billions)
Cash deposits with banks	$15
Cash deposits with central banks	34
Unencumbered highly liquid securities:
U.S. government obligations	72
U.S. agency and agency mortgage-backed securities	26
Non-U.S. sovereign obligations(1)	37
Investments in money market funds	1
Other investment grade securities	18

Global Liquidity Reserve	$203

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

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

Global Liquidity Reserve Held by Bank and Non-Bank Legal Entities.

The table below summarizes the Global Liquidity Reserve held by bank and non-bank legal entities:

			Average Balance(1)
	At March 31, 2014	At December 31, 2013	For the Three Months Ended March 31, 2014	For the Three Months Ended December 31, 2013
	(dollars in billions)
Bank legal entities:
Domestic	$84	$85	$85	$82
Foreign	6	4	5	5

Total Bank legal entities	90	89	90	87

Non-Bank legal entities:
Domestic(2)	78	80	77	79
Foreign	35	33	33	33

Total Non-Bank legal entities	113	113	110	112

Total	$203	$202	$200	$199

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent held $57 billion at March 31, 2014, which averaged $57 billion during the quarter ended March 31, 2014.

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

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as those that are consistent with the standards of the Global Liquidity Reserve, and less liquid assets as those that do not meet these standards. At March 31, 2014, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains spare capacity, or term secured funding liabilities in excess of less liquid inventory, as an additional risk mitigant to replace maturing trades in the event that secured financing markets or our ability to access them become limited. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding. Unencumbered securities and non-security assets are financed with a combination of long- and short-term debt and deposits. The Company’s unsecured financings include structured borrowings, whose payments and redemption values are based on the performance of certain underlying assets, including equity, credit, foreign exchange, interest rates and commodities. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate and structured borrowings risk profile (see Note 12 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013).

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At March 31, 2014	At December 31, 2013
	(dollars in millions)
Commercial paper	$—	$8
Other short-term borrowings	1,786	2,134

Total	$1,786	$2,142

Deposits.    The Company’s bank subsidiaries’ funding sources include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in the Subsidiary Banks are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics. Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter ended March 31, 2014, $5 billion of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions. At March 31, 2014, approximately $24 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015 (see Note 3 to the condensed consolidated financial statements in Item 1).

Deposits were as follows:

	At March 31, 2014(1)	At December 31, 2013(1)
	(dollars in millions)
Savings and demand deposits(2)	$114,461	$109,908
Time deposits(3)	2,187	2,471

Total	$116,648	$112,379

(1)	Total deposits subject to FDIC insurance at March 31, 2014 and December 31, 2013 were $87 billion and $84 billion, respectively.
(2)	There were no non-interest bearing deposits at March 31, 2014 or December 31, 2013.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the condensed consolidated financial statements in Item 1).

Senior Indebtedness.    At March 31, 2014 and December 31, 2013, the aggregate outstanding carrying amount of the Company’s senior indebtedness was approximately $143 billion (including guaranteed obligations of the indebtedness of subsidiaries).

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

Long-term borrowings at March 31, 2014 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2014	$16,425	$3,113	$19,538
Due in 2015	19,414	1,156	20,570
Due in 2016	21,060	1,705	22,765
Due in 2017	24,504	1,664	26,168
Due in 2018	13,521	1,246	14,767
Thereafter	47,825	1,741	49,566

Total	$142,749	$10,625	$153,374

Long-Term Borrowing Activity for the Three Months Ended March 31, 2014.    During the quarter ended March 31, 2014, the Company issued and reissued notes with a principal amount of approximately $8 billion. This amount included the Company’s issuances of $2.1 billion in senior debt on March 31, 2014 and $2.8 billion in senior debt on January 24, 2014. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.4 years at March 31, 2014. During the quarter ended March 31, 2014, approximately $9 billion in aggregate long-term borrowings matured or were retired. Subsequent to March 31, 2014 and through April 30, 2014, the Company’s long-term borrowings (net of issuances) decreased by approximately $0.5 billion. This amount includes the Company’s issuance of $3.0 billion in senior debt on April 28, 2014.

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

Some rating agencies have stated that they currently incorporate various degrees of credit rating uplift from external sources of potential support, as well as perceived government support of systemically important banks, including the credit ratings of the Company. Rating agencies continue to monitor the progress of U.S. financial reform legislation to assess whether the possibility of extraordinary government support for the financial system in any future financial crises is negatively impacted. Legislative and rulemaking outcomes may lead to reduced uplift assumptions for U.S. banks and thereby place downward pressure on credit ratings. For example, in November 2013, Moody’s Investor Services Inc. (“Moody’s”) took certain ratings actions with respect to eight large U.S. banking groups, including downgrading the Company to remove certain uplift from the U.S. government support in their ratings. At the same time, proposed and final U.S. financial reform legislation and attendant rulemaking also have positive implications for credit ratings such as higher standards for capital and liquidity levels. The net result on credit ratings and the timing of any change in rating agency views on changes in government support and other financial reform is currently uncertain.

At April 30, 2014, the Parent’s and MSBNA’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Negative	—	—	—
Fitch Ratings, Inc.	F1	A	Stable	F1	A	Stable
Moody’s Investors Service, Inc.	P-2	Baa2	Stable	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Financial Services LLC	A-2	A-	Negative	A-1	A	Negative

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

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s and S&P. At March 31,

2014, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,558 million and an incremental $3,241 million, respectively.

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

At March 31, 2014, the Company had approximately $1.1 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases under the Company’s existing authorized program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

In July 2013, the Company received no objection from the Federal Reserve to repurchase through March 31, 2014 up to $500 million of the Company’s outstanding common stock under rules relating to annual capital distributions (Title 12 of the Code of Federal Regulations, Section 225.8, Capital Planning). During the quarter ended March 31, 2014, the Company repurchased approximately $150 million of the Company’s outstanding common stock as part of its share repurchase program. In March 2014, the Company received no objection from the Federal Reserve to the Company’s 2014 capital plan, which includes a share repurchase of up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015, as well as an increase in the Company’s quarterly common stock dividend to $0.10 per share from $0.05 per share, beginning with the dividend declared in the second quarter of 2014 (see Note 21 to the condensed consolidated financial statements in Item 1).

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In April 2014, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.10. In March 2014, the Company also announced that the Board of Directors declared a quarterly dividend of $250.00 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25000), a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock, a quarterly dividend of $445.31 per share of Series E Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.44531), and a quarterly dividend of $429.69 per share of Series F Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.42969).

Issuances of Preferred Stock.

Series G Preferred Stock. On April 29, 2014, the Company issued 20,000,000 Depositary Shares, for an aggregate price of $500 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual 6.625% Non-Cumulative Preferred Stock, Series G, $0.01 par value (“Series G Preferred Stock”). The Series G Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series G Preferred Stock also has a preference over the Company’s common stock upon liquidation.

Series H Preferred Stock. On April 29, 2014, the Company issued 1,300,000 Depositary Shares, for an aggregate price of $1,300 million. Each Depositary Share represents a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H, $0.01 par value (“Series H Preferred Stock”). The Series H Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $1,000 per Depositary Share). The Series H Preferred Stock also has a preference over the Company’s common stock upon liquidation.

The following table sets forth the Company’s tangible Morgan Stanley shareholders’ equity and tangible common equity at March 31, 2014 and December 31, 2013 and average balances during 2014:

	Balance at		Average Balance(1)
	March 31, 2014	December 31, 2013	For the Three Months Ended March 31, 2014
	(dollars in millions)
Common equity	$63,851	$62,701	$63,264
Preferred equity	3,220	3,220	3,220

Morgan Stanley shareholders’ equity	67,071	65,921	66,484
Junior subordinated debentures issued to capital trusts	4,859	4,849	4,857
Less: Goodwill and net intangible assets(2)	(9,805)	(9,873)	(9,837)

Tangible Morgan Stanley shareholders’ equity	$62,125	$60,897	$61,504

Common equity	$63,851	$62,701	$63,264
Less: Goodwill and net intangible assets(2)	(9,805)	(9,873)	(9,837)

Tangible common equity(3)	$54,046	$52,828	$53,427

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The goodwill and net intangible assets deduction exclude mortgage servicing rights (net of disallowable mortgage servicing rights) of $6 million and $7 million at March 31, 2014 and December 31, 2013, respectively.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

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

Regulatory Capital Framework.

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

Implementation of U.S. Basel III.

The U.S. banking regulators have comprehensively revised their risk-based and leverage capital framework to implement many aspects of the Basel III capital standards established by the Basel Committee. The U.S. banking regulators’ revised capital framework is referred to herein as “U.S. Basel III.” The Company and the Subsidiary Banks became subject to U.S. Basel III on January 1, 2014. Certain aspects of U.S. Basel III will be phased in over several years. Prior to January 1, 2014, the Company and the Subsidiary Banks calculated regulatory capital ratios using the U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5.” The Company became subject to Basel 2.5 on January 1, 2013.

U.S. Basel III, which is aimed at increasing the quality and amount of regulatory capital, establishes Common Equity Tier 1 capital as a new tier of capital, increases minimum required risk-based capital ratios, provides for capital buffers above those minimum ratios, narrows the eligibility criteria for regulatory capital instruments, provides for new regulatory capital deductions and adjustments, modifies methods for calculating risk-weighted assets (“RWAs”)—the denominator of risk-based capital ratios—by, among other things, strengthening counterparty credit risk capital requirements and, introduces a supplementary leverage ratio.

Under U.S. Basel III, the Company is subject, on a fully phased-in basis, to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 8%. The Company will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by U.S. banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer on a fully phased-in basis by 2019. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock and to pay discretionary bonuses to executive officers.

In addition, under U.S. Basel III new items (including certain investments in the capital instruments of unconsolidated financial institutions) are deducted from regulatory capital and certain existing deductions are modified. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018. Unrealized gains and losses on available-for-sale securities (“AFS”) will be reflected in Common Equity Tier 1 capital, subject to a phase-in schedule.

The Company is subject to a minimum Tier 1 leverage ratio, defined as the ratio of Tier 1 capital to average total on-balance sheet assets (subject to certain adjustments), of 4%. Beginning on January 1, 2018, the Company will also be subject to a minimum supplementary leverage ratio of 3%, and must maintain a buffer of greater than 2% (for a total of greater than 5%) to avoid restrictions on the Company’s ability to make capital distributions and to pay discretionary bonuses to executive officers. For a discussion of the supplementary leverage ratio, see “Supplementary leverage ratio” herein.

In 2014, as a result of the U.S. Basel III phase-in provisions, the Company is subject to a minimum Common Equity Tier 1 risk-based capital ratio of 4%, a minimum Tier 1 risk-based capital ratio of 5.5%, and a minimum total risk-based capital ratio of 8%. In addition, the percentage of the regulatory deductions and adjustments to Common Equity Tier 1 capital that apply to the Company in 2014 ranges from 20% to 100%, depending on the specific deduction or adjustment item.

U.S. Basel III also narrows the eligibility criteria for regulatory capital instruments. As a result of these revisions, existing trust preferred securities will be fully phased out of the Company’s Tier 1 capital by January 1, 2016. Thereafter, existing trust preferred securities that do not satisfy U.S. Basel III’s eligibility criteria for Tier 2 capital will be phased out of the Company’s regulatory capital by January 1, 2022.

RWAs reflect both on- and off-balance sheet risk of the Company. Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market risks and models such as the Value-at-Risk (“VaR”) model, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 3. Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 3. Under the U.S. Basel III advanced approaches, which the Company will begin reporting under in the second quarter of 2014, the Company will also be required to calculate and hold capital against operational RWAs. Operational RWAs reflect capital charges attributable to the risk of loss resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, legal and compliance risks or damage to physical assets). The Company may incur operational risks across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing).

U.S. Basel III requires Advanced Approaches banking organizations, including the Company and the Subsidiary Banks, to compute risk-based capital ratios using both (i) a standardized approach for calculating credit RWAs as supplemented by market RWAs calculated under U.S. Basel III (the “Standardized Approach”); and (ii) after approval by regulators, an advanced internal ratings-based approach for calculating credit RWAs and advanced measurement approaches for calculating operational RWAs, as supplemented by market RWAs calculated under Basel III (the “Advanced Approaches”). A key difference between the Standardized Approach and Advanced Approaches is that the former mandates the use of standardized risk weights and methodologies for calculating RWAs, whereas the latter permit the use of supervisor-approved internal models and methodologies that meet specified qualitative and quantitative requirements to calculate RWAs, which generally give rise to more risk-sensitive measurements. Unlike the Advanced Approaches, the Standardized Approach does not include capital requirements for operational risk.

On February 21, 2014, the Federal Reserve and the OCC approved the Company’s and the Subsidiary Banks’ exit from a parallel run using the Advanced Approaches framework. As a result, the Company will use the Advanced Approaches to calculate and publicly disclose its risk-based capital ratios beginning with the second quarter of 2014. One of the stipulations for this approval is that the Company will be required to satisfy certain conditions, as agreed to with the regulators, regarding the modeling used to determine its operational RWAs. These conditions are likely to result in an increase in the Company’s operational RWAs and thus reduce the Company’s pro forma Common Equity Tier 1 capital ratio under the Advanced Approaches at March 31, 2014 by approximately 50 basis points. For a further discussion regarding the Company’s estimates for its pro forma Common Equity Tier 1 risk based capital ratio, see “Regulatory Capital and Capital Ratios” herein.

To implement a provision of the Dodd-Frank Act, U.S. Basel III subjects Advanced Approaches banking organizations, such as the Company and the Subsidiary Banks, to a permanent “capital floor.” In calendar year 2014, the capital floor is based on the U.S. Basel I-based rules as supplemented by Basel 2.5. Beginning on January 1, 2015, the U.S. Basel I capital floor will be replaced by the Standardized Approach. The Standardized Approach modifies certain U.S. Basel I-based methods for calculating RWAs and prescribes new standardized risk weights for certain types of assets and exposures. The capital floor applies to the calculation of both minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed by banking regulators, the countercyclical capital buffer.

The methods for calculating each of the Company’s risk-based capital ratios will change as U.S. Basel III’s revisions to the numerator and denominator are phased-in and as the Company begins calculating RWAs using the Advanced Approaches. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile. Beginning in the first quarter of 2014, the Company calculates the numerator of its risk-based capital ratios using the amount of Common Equity Tier 1 capital, Tier 1 capital and total capital determined under U.S. Basel III, subject to transitional arrangements. In the first quarter of 2014, the Company calculated the denominator of its risk-based capital ratios using the existing U.S. Basel I-based rules as supplemented by Basel 2.5. Beginning with the second quarter of 2014 and ending with the fourth quarter of 2014, the Company will be required to calculate each risk-based capital ratio using both the U.S. Basel I-based rules and the Advanced Approaches. The Company’s risk-based capital ratios for regulatory purposes will be the lower of each ratio calculated under the U.S. Basel I-based rules and the Advanced Approaches. Beginning in January 1, 2015, the Company will be required to calculate each risk-based capital ratio using both the Advanced Approaches and the Standardized Approach. As a result, from January 1, 2015 onwards, the Company’s risk-based capital ratios for regulatory purposes, including for calculating the capital conservation buffer and, if deployed by banking regulators, the countercyclical capital buffer, will be the lower of each ratio calculated under the Standardized Approach and Advanced Approaches.

Regulatory Capital and Capital Ratios.    At March 31, 2014, the Company had a Common Equity Tier 1 risk based capital ratio of 14.1%, a Tier 1 risk based capital ratio of 15.6%, a total risk based capital ratio of 17.7% and a Tier 1 leverage ratio of 7.6% on a transitional basis. While the Federal Reserve has not yet revised the well-capitalized standard for financial holding companies to reflect the higher capital standards in U.S. Basel III, the U.S. banking regulators have revised the well-capitalized standard for insured depository institutions such as the Subsidiary Banks. Assuming that the Federal Reserve will apply the same or very similar well-capitalized standards to financial holding companies, each of the Company’s risk-based capital ratios and Tier 1 leverage ratio, at March 31, 2014, would exceed the revised well-capitalized standard.

The following table rolls forward the Company’s Tier 1 common capital under U.S. Basel I-based rules at December 31, 2013 to its Common Equity Tier 1 capital under U.S. Basel III transitional rules at March 31, 2014 (dollars in millions). Under U.S. Basel III, new items are deducted from regulatory capital and certain existing deductions are modified. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018.

Tier 1 common capital under U.S. Basel I-based rules at December 31, 2013	$49,917
Change in the value of shareholders’ common equity quarter over quarter	1,150
New items subject to deduction and adjustments under U.S. Basel III transitional rules:
Credit spread premium over risk-free rate for derivative liabilities	(172)
Investments in capital instruments of unconsolidated financial institutions	(227)
Other new adjustments and deductions	(40)
Modification of existing deductions under U.S. Basel III transitional rules:
Net goodwill	(216)
Net intangible assets (other than goodwill and mortgage servicing assets)	2,689
Net deferred tax assets	2,230
Net after-tax debt valuation adjustment	(1,035)
Adjustments related to accumulated other comprehensive income	310
U.S. Basel I deductions that are no longer applicable under U.S. Basel III transitional rules	1,584

Common Equity Tier 1 capital under U.S. Basel III transitional rules at March 31, 2014	$56,190

The following table shows the adjustments made from the Company’s shareholders’ equity to Common Equity Tier 1, Tier 1 Common, Tier 1, Tier 2 and Total allowable capital as defined by the applicable regulations issued by the Federal Reserve for the dates noted and presents the Company’s consolidated capital ratios at March 31, 2014 and December 31, 2013:

	At March 31, 2014 (U.S. Basel III)(1)	At December 31, 2013 (U.S. Basel I)
	(dollars in millions)
Common Equity Tier 1 capital:
Common stock and surplus	$21,297	$21,622
Retained earnings	43,522	42,172
Accumulated other comprehensive income (loss)	(968)	(1,093)
Regulatory adjustments and deductions:
Less: Net goodwill	(6,811)	(6,595)
Less: Net intangible assets (other than goodwill and mortgage servicing assets)	(590)	(3,279)
Less: Credit spread premium over risk free rate for derivative liabilities	(172)	N/A
Less: Net deferred tax assets	(649)	(2,879)
Less: Investments in capital instruments of unconsolidated financial institutions	(227)	N/A
After-tax debt valuation adjustment	240	1,275
Adjustments related to accumulated other comprehensive income	588	278
Other adjustments and deductions	(40)	(1,584)

Total Common Equity Tier 1 capital (at March 31, 2014) and Total Tier 1 common capital (at December 31, 2013)	56,190	49,917

Additional Tier 1 capital:
Preferred stock	3,220	3,220
Trust preferred securities	2,429	4,761
Nonredeemable noncontrolling interests	2,664	3,109
Regulatory adjustments and deductions:
Less: Credit spread premium over risk free rate for derivative liabilities	(688)	N/A
Less: Net deferred tax assets	(2,595)	N/A
After-tax debt valuation adjustment	960	N/A
Other adjustments and deductions	(81)	N/A

Additional Tier 1 capital	5,909	11,090

Total Tier 1 capital	62,099	61,007

	At March 31, 2014 (U.S. Basel III)(1)	At December 31, 2013 (U.S. Basel I)
	(dollars in millions)
Tier 2 capital:
Subordinated debt	5,704	5,559
Trust preferred securities	2,429	N/A
Other qualifying amounts	327	284
Regulatory adjustments and deductions	(103)	(850)

Total Tier 2 capital	8,357	4,993

Total capital	$70,456	$66,000

Risk-weighted assets:
Market risk	$119,456	$133,760
Credit risk	278,459	255,915

Total risk-weighted assets	$397,915	$389,675

Capital ratios:
Common Equity Tier 1 ratio/Tier 1 common capital ratio	14.1%	12.8%

Tier 1 capital ratio	15.6%	15.7%

Total capital ratio	17.7%	16.9%

Tier 1 leverage ratio	7.6%	7.6%

Adjusted average assets(2)	$821,253	$805,838

N/A—Not	Applicable
(1)	On January 1, 2014, the Company became subject to U.S. Basel III, pursuant to which new items are deducted from the respective tiers of regulatory capital and certain existing regulatory deductions and adjustments are modified or are no longer applicable. Certain aspects of U.S. Basel III will be phased in over several years. Prior periods have not been restated to conform to U.S. Basel III.
(2)	Average total on-balance sheet assets subject to certain adjustments in accordance with U.S. Basel I rules for the quarter ended December 31, 2013 and U.S. Basel III rules for the quarter ended March 31, 2014, respectively.

The Company estimates its pro forma Common Equity Tier 1 risk-based capital ratio under the fully phased-in Advanced Approaches and the Standardized Approach to be approximately 11.6% and 10.2%, respectively, at March 31, 2014. These estimates are based on the Company’s current understanding of U.S. Basel III and other factors, which may be subject to change as the Company receives additional clarification and implementation guidance from regulators relating to U.S. Basel III, and as the interpretation of the regulation evolves over time. The pro forma risk-based Common Equity Tier 1 capital ratio estimate is a non-GAAP financial measure that the Company considers to be a useful measure for evaluating compliance with new regulatory capital requirements that have not yet become effective. The pro forma risk-based Common Equity Tier 1 capital ratio estimate is based on shareholders’ equity, Common Equity Tier 1 capital, RWAs and certain other data inputs at March 31, 2014. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Plans and Stress Tests.     The Federal Reserve’s capital plan final rule requires large bank holding companies such as the Company to submit annual capital plans in order for the Federal Reserve to assess their systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain their internal capital adequacy. The rule also requires that such companies receive no objection from the Federal Reserve before making a capital distribution.

In addition, the Federal Reserve’s final rule on stress testing under the Dodd-Frank Act requires the Company to conduct semi-annual company-run stress tests. The rule also subjects the Company to an annual supervisory stress test conducted by the Federal Reserve. The capital planning and stress testing requirements for large bank holding companies form part of the Federal Reserve’s annual Comprehensive Capital Assessment and Review (“CCAR”) process.

The Company submitted its 2014 annual capital plan to the Federal Reserve in January 2014. In March 2014, the Federal Reserve published summary results of the Dodd-Frank Act and CCAR supervisory stress tests of each large bank holding company, including the Company. The Company received no objection to its 2014 capital plan (see “Capital Management” herein).

In February 2014, the Federal Reserve issued a final rule specifying how large bank holding companies, including the Company, should incorporate U.S. Basel III into their capital plans and Dodd-Frank Act stress test results. Among other things, the final rule requires large bank holding companies to project both Tier 1 Common capital ratio using the methodology currently in effect under U.S. Basel I-based rules and Common Equity Tier 1 ratio under U.S. Basel III after giving effect to transitional arrangements. The final rule also requires Advanced Approaches banking organizations, including the Company, to incorporate the Advanced Approaches into the capital planning and stress testing cycles that begin on October 1, 2015.

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

Risk-based Capital Surcharge.    In addition to U.S. Basel III, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for certain bank holding companies, including the Company. The Federal Reserve has indicated that it intends to address this requirement by implementing the Basel Committee’s capital surcharge for global systemically important banks (“G-SIBs”). The Financial Stability Board (“FSB”) has provisionally identified the G-SIBs and assigned each G-SIB a Common Equity Tier 1 capital surcharge ranging from 1.0% to 2.5% of RWAs. The Company is provisionally assigned a G-SIB capital surcharge of 1.5%. The FSB has stated that it intends to annually update the list of G-SIBs and the risk-based capital surcharge assigned to each G-SIB.

Supplementary Leverage Ratio.    The U.S. banking regulators have issued a final rule to implement enhanced supplementary leverage ratio standards for certain large bank holding companies and their insured depository institution subsidiaries, including the Company and the Subsidiary Banks. Under the final rule, a covered bank holding company would need to maintain a leverage buffer of Tier 1 capital of greater than 2% in addition to the 3% minimum (for a total of greater than 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. The final rule also establishes a “well-capitalized” threshold based on a supplementary leverage ratio of 6% for insured depository institution subsidiaries, including the Subsidiary Banks. In April 2014, the U.S. banking regulators proposed revisions to the denominator of the supplementary leverage ratio to implement the Basel Committee’s January 2014 revisions to the denominator of the Basel III leverage ratio. The revised denominator proposed by the U.S. banking regulators differs from the original version of the supplementary leverage ratio in the U.S. Basel III final rule with respect to the treatment of, among other things, derivatives (including centrally cleared derivatives and sold credit protection), securities financing transactions and certain off-balance sheet items. The enhanced supplementary leverage ratio standards will become effective on January 1, 2018 with public disclosure beginning in 2015. Based on a preliminary analysis of the final rule and the proposed denominator revisions, the Company estimates its pro forma supplementary leverage ratio to be approximately 4.2% at March 31, 2014. The pro forma supplementary leverage ratio estimate is a non-GAAP financial measure that the Company considers to be a useful measure for evaluating compliance with new regulatory capital requirements that have not yet become effective. Based on a preliminary analysis of the proposed standards, the Company expects to meet the supplementary leverage ratio of greater than 5% in 2015. As the revised denominator of the supplementary leverage ratio is currently a proposed rule, and may change based on final rules issued by the U.S. banking regulators, the Company’s expectations are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on the proposed denominator revisions. Further, the expectations should not be taken as a projection of what the Company’s supplemental leverage ratios or earnings or assets will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based and leverage use-of-capital measure, which is compared with the Company’s regulatory capital to ensure the Company maintains an amount of going concern capital after absorbing potential losses from extreme stress events where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Common Equity Tier 1 capital, aggregate Required Capital and Parent capital for the quarter ended March 31, 2014 were approximately $55.4 billion, $36.8 billion and $18.6 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including U.S. Basel III transitional deductions and adjustments expected to reduce the Company’s capital through 2018. The increase in Parent capital in the first quarter of 2014 was primarily driven by these transitional provisions. The Company also holds Parent capital for organic growth, acquisitions and other capital needs.

Common Equity Tier 1 capital and common equity attribution to the business segments is based on capital usage calculated by the Required Capital Framework as well as each segment’s relative contribution to total Company Required Capital. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital Framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The Company will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

The following table presents the business segments’ and Parent’s average Common Equity Tier 1 capital, Tier 1 Common capital and average common equity for the quarter ended March 31, 2014 and the quarter ended December 31, 2013:

	March 31, 2014 (U.S. Basel III)		December 31, 2013 (U.S. Basel I)
	Average Common Equity Tier 1 Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$29.9	$30.8	$31.4	$36.2
Wealth Management	5.3	11.3	4.5	13.2
Investment Management	1.6	2.6	1.8	2.9
Parent capital	18.6	18.6	11.9	10.7

Total	$55.4	$63.3	$49.6	$63.0

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities (“VIE”), primarily in connection with its Institutional Securities and Investment Management business segments. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7, of the Annual Report on Form 10-K for the year ended December 31, 2013 and Note 7 to the condensed consolidated financial statements for further information.

See Note 12 to the condensed consolidated financial statements for further information on guarantees.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at March 31, 2014 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at March 31, 2014
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$728	$11	$—	$1	$740
Investment activities	523	66	34	402	1,025
Primary lending commitments—investment grade(1)	11,104	13,187	35,613	531	60,435
Primary lending commitments—non-investment grade(1)	1,967	5,073	11,613	2,676	21,329
Secondary lending commitments(2)	37	30	47	174	288
Commitments for secured lending transactions	1,619	258	5	4	1,886
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	84,630	—	—	—	84,630
Commercial and residential mortgage-related commitments	1,625	87	258	291	2,261
Underwriting commitments	1,410	—	—	—	1,410
Other lending commitments	3,194	680	256	77	4,207

Total	$106,837	$19,392	$47,826	$4,156	$178,211

(1)	This amount includes $50.9 billion of investment grade and $12.6 billion of non-investment grade unfunded commitments accounted for as held for investment and $3.8 billion of investment grade and $6.7 billion of non-investment grade unfunded commitments accounted for as held for sale at March 31, 2014. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the condensed consolidated statements of financial condition (see Note 4 to the condensed consolidated financial statements in Item 1).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to March 31, 2014 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and of the total amount at March 31, 2014, $81 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $1.1 billion.

Effects of Inflation and Changes in Foreign Exchange Rates.

To the extent that an increased inflation outlook results in rising interest rates or has negative impacts on the valuation of financial instruments that exceed the impact on the value of the Company’s liabilities, it may adversely affect the Company’s financial position and profitability. Rising inflation may also result in increases in the Company’s non-interest expenses that may not be readily recoverable in higher prices of services offered.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within the Wealth Management business segment. The Investment Management business segment incurs principally Non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles. For a further discussion of the Company’s Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for the Quarter Ended March 31, 2014				95%/One-Day VaR for the Quarter Ended December 31, 2013
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$31	$33	$40	$28	$41	$35	$42	$31
Equity price	19	19	26	16	22	20	26	18
Foreign exchange rate	15	14	17	11	15	17	22	12
Commodity price	19	20	24	15	15	18	24	15
Less: Diversification benefit(1)(2)	(41)	(40)	N/A	N/A	(44)	(44)	N/A	N/A

Primary Risk Categories	$43	$46	$53	$41	$49	$46	$51	$43

Credit Portfolio	13	12	13	11	12	13	15	12
Less: Diversification benefit(1)(2)	(7)	(8)	N/A	N/A	(8)	(8)	N/A	N/A

Total Management VaR	$49	$50	$58	$45	$53	$51	$54	$47

(1)	Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A–Not Applicable. The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore the diversification benefit is not an applicable measure.

The Company’s average Management VaR for the Primary Risk Categories was $46 million for both the quarter ended March 31, 2014 and the quarter ended December 31, 2013.

The average Credit Portfolio VaR for the quarter ended March 31, 2014 was $12 million compared with $13 million for the quarter ended December 31, 2013.

The average Total Management VaR for the quarter ended March 31, 2014 was $50 million compared with $51 million for the quarter ended December 31, 2013.

Distribution of VaR Statistics and Net Revenues for the quarter ended March 31, 2014.

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

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended March 31, 2014 was $46 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended March 31, 2014, which was in a range between $40 million and $49 million for approximately 84% of the trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues for the Company’s businesses that comprise the Primary Risk Categories for the quarter ended March 31, 2014. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During the quarter ended March 31, 2014, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 2 days, of which no day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended March 31, 2014 was $50 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for the quarter ended March 31, 2014, which was in a range between $44 million and $53 million for approximately 83% of trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues for the Company’s Trading businesses for the quarter ended March 31, 2014. This excludes non-trading revenues of these businesses and revenues associated with the Company’s own credit risk. During the quarter ended March 31, 2014, the Company experienced net trading losses on 3 days, of which no day was in excess of the 95%/one-day Management VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $6 million and $5 million for each 1 basis point widening in the Company’s credit spread level for March 31, 2014 and December 31, 2013, respectively.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $11 million for each 1 basis point widening in the Company’s credit spread level for both March 31, 2014 and December 31, 2013.

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

	March 31, 2014		December 31, 2013
	+100 Basis Points	+200 Basis Points	+100 Basis Points	+200 Basis Points
	(dollars in millions)
Impact on income from continuing operations before income taxes	$714	$1,259	$642	$1,102

Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values.

	10% Sensitivity
Investments	March 31, 2014	December 31, 2013
	(dollars in millions)
Investments related to Investment Management activities:
Hedge fund investments	$108	$104
Private equity and infrastructure funds	148	148
Real estate funds	158	158

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	170	161
Other Company investments	194	198

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2013. See Notes 8 and 12 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s financing receivables and lending commitments, respectively.

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. The table below summarizes the Company’s loan activity at March 31, 2014. Loans held for investment and loans held for sale are classified in Loans and loans held at fair value are classified in Trading assets in the condensed consolidated statements of financial condition at March 31, 2014. See Notes 4 and 8 to the condensed consolidated financial statements in Item 1 for further information.

	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total(4)
	(dollars in millions)
Corporate loans	$8,359	$3,316	$3,831	$15,506
Consumer loans	—	—	12,636	12,636
Residential real estate loans	—	—	11,004	11,004
Wholesale real estate loans	—	2,429	—	2,429

Loans held for investment, net of allowance	8,359	5,745	27,471	41,575

Corporate loans	4,635	—	—	4,635
Consumer loans	—	—	—	—
Residential real estate loans	—	1	94	95
Wholesale real estate loans	—	—	—	—

Loans held for sale	4,635	1	94	4,730

Corporate loans	1,959	7,992	—	9,951
Consumer loans	—	—	—	—
Residential real estate loans	—	1,401	—	1,401
Wholesale real estate loans	—	2,047	—	2,047

Loans held at fair value	1,959	11,440	—	13,399

Total loans	$14,953	$17,186	$27,565	$59,704

(1)	In addition to loans, at March 31, 2014, $63.5 billion of unfunded lending commitments were accounted for as held for investment, $10.5 billion of unfunded lending commitments were accounted for as held for sale and $7.8 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at March 31, 2014, $1.6 billion of unfunded lending commitments were accounted for as held for investment and $1.7 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at March 31, 2014, $5.3 billion of unfunded lending commitments were accounted for as held for investment.
(4)	The above table excludes customer margin loans outstanding of $27.2 billion and employee loans outstanding of $5.2 billion at March 31, 2014. See Notes 6 and 8 to the condensed consolidated financial statements in Item 1 for further information.

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

The Company may hedge and/or sell its exposures in connection with loans and lending commitments. Additionally, the Company may mitigate credit risk by requiring borrowers to pledge collateral and include financial covenants in lending commitments. In the condensed consolidated statements of financial condition these loans are carried at either fair value with changes in fair value recorded in earnings; held for investment, which are recorded at amortized cost; or held for sale, which are recorded at lower of cost or fair value.

The table below presents the Company’s credit exposure from its corporate lending positions and lending commitments, which are measured in accordance with the Company’s internal risk management standards at March 31, 2014. The “total corporate lending exposure” column includes funded and unfunded lending commitments. Lending commitments represent legally binding obligations to provide funding to clients for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at March 31, 2014

	Years to Maturity				Total Corporate Lending Exposure(2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$859	$164	$71	$—	$1,094
AA	2,834	2,071	4,985	—	9,890
A	4,753	3,860	11,742	452	20,807
BBB	3,634	9,171	21,964	411	35,180

Investment grade	12,080	15,266	38,762	863	66,971
Non-investment grade	3,004	7,480	14,848	3,150	28,482

Total	$15,084	$22,746	$53,610	$4,013	$95,453

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

At March 31, 2014, the aggregate amount of investment grade funded loans was $6.5 billion and the aggregate amount of non-investment grade funded loans was $7.2 billion. In connection with these corporate lending activities (which include corporate funded and unfunded lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $7.3 billion related to the total corporate lending exposure of $95.5 billion at March 31, 2014.

“Event-Driven” Loans and Lending Commitments at March 31, 2014.

Included in the total corporate lending exposure amounts in the table above at March 31, 2014 were “event-driven” exposures of $12.8 billion composed of funded loans of $1.9 billion and lending commitments of $10.9 billion. Included in the “event-driven” exposure at March 31, 2014 were $8.7 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at March 31, 2014 was as follows: 48% will mature in less than 1 year, 8% will mature within 1 to 3 years, 26% will mature within 3 to 5 years and 18% will mature in over 5 years.

Industry Exposure—Corporate Lending.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed below.

The following table shows the Company’s credit exposure from its primary corporate loans and lending commitments by industry at March 31, 2014:

Industry	Corporate Lending Exposure
(dollars in millions)
Energy	$12,215
Utilities	11,187
Consumer discretionary	10,016
Industrials	8,683
Healthcare	8,378
Funds, exchanges and other financial services(1)	8,247
Information technology	7,289
Telecommunications services	7,065
Consumer staples	6,724
Real Estate	5,029
Materials	4,827
Other	5,793

Total	$95,453

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activity described above, the Institutional Securities business segment engages in other lending activity. These loans primarily include corporate loans purchased in the secondary market, commercial and residential mortgage loans, asset-backed loans and financing extended to institutional clients. At March 31, 2014, approximately 99.9% of Institutional Securities Other lending activities held for investment were current; less than 0.1% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

At March 31, 2014, Institutional Securities Other lending activities by remaining contract maturity were as follows:

	Years to Maturity				Total Institutional Securities Other Lending Activities
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Corporate loans	$4,922	$2,280	$2,245	$1,861	$11,308
Consumer loans	—	—	—	—	—
Residential real estate loans	—	—	82	1,320	1,402
Wholesale real estate loans	231	1,810	896	1,539	4,476

Total	$5,153	$4,090	$3,223	$4,720	$17,186

In addition, Institutional Securities Other lending activities include “margin lending,” which allows the client to borrow against the value of qualifying securities. At March 31, 2014, Institutional Securities margin lending of $13.3 billion is classified within Customer and other receivables in the condensed consolidated statements of financial condition.

Wealth Management Lending Activities.    The principal Wealth Management lending activities includes securities-based lending and residential real estate loans. At March 31, 2014, Wealth Management’s lending activities by remaining contract maturity were as follows:

	Years to Maturity				Total Wealth Management Lending Activities
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Securities-based lending and other loans	$14,456	$813	$534	$664	$16,467
Residential real estate loans	—	—	—	11,098	11,098

Total	$14,456	$813	$534	$11,762	$27,565

Securities-based lending provided to the Company’s retail clients is primarily conducted through the Company’s PLA platform and had an outstanding balance of $14.4 billion within the $16.5 billion in the above table at March 31, 2014. These loans allow the client to borrow money against the value of qualifying securities for any suitable purpose other than purchasing securities. The Company establishes approved credit lines against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. Factors considered in the review of these loans are the amount, the proposed pledged collateral and its diversification profile and, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies. Underlying collateral is also reviewed with respect to the valuation of the securities, historical trading range, volatility analysis and an evaluation of industry concentrations.

Residential real estate loans consist of first and second lien mortgages, including HELOC loans. For these loans, a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., Fair Isaac Corporation (“FICO”) scores), debt ratios and reserves of the borrower. Loan-to-value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. Mortgage and HELOC loans are held for investment in the Company’s portfolio.

Wealth Management also provides margin lending to retail clients and had an outstanding balance of $13.9 billion at March 31, 2014, which is classified within Customer and other receivables in the condensed consolidated statements of financial condition.

In addition, the Company’s Wealth Management business segment has employee loans that are granted primarily in conjunction with a program established by the Company to retain and recruit certain employees. These loans, recorded in Customer and other receivables in the condensed consolidated statements of financial condition, are full recourse, require periodic payments and have repayment terms ranging from four to 12 years. The Company establishes an allowance for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense.

Credit Exposure—Derivatives.

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. In connection with its OTC derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of counterparty default. The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For credit exposure information on the Company’s OTC derivative products, see Note 11 to the condensed consolidated financial statements in Item 1.

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

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties is composed of banks, broker-dealers, insurance and other financial institutions. Contracts with these counterparties may include provisions related to counterparty rating downgrades, which may result in additional collateral being required by the Company. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Trading revenues in the condensed consolidated statements of income.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at March 31, 2014. The fair values shown are before the application of any counterparty or cash collateral netting. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 11 to the condensed consolidated financial statements in Item 1.

	At March 31, 2014
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$32,332	$31,301	$1,031	$1,033,651	$993,868
Insurance and other financial institutions	7,352	6,911	441	227,791	265,176
Non-financial entities	99	107	(8)	4,892	3,595

Total	$39,783	$38,319	$1,464	$1,266,334	$1,262,639

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 6% of receivable fair values and 7% of payable fair values represent Level 3 amounts (see Note 4 to the condensed consolidated financial statements in Item 1).

Other

In addition to the activities noted above, there are other credit risks managed by the Credit Risk Management Department and various business areas within the Institutional Securities business segment. The Company participates in securitization activities whereby it extends short- or long-term funding to clients through loans and lending commitments that are secured by assets of the borrower and generally provide for over-collateralization, including commercial real estate, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 7 to the condensed consolidated financial statements in Item 1 for information about the Company’s securitization activities. Certain risk management activities as they pertain to establishing appropriate collateral amounts for the Company’s prime brokerage and securitized product businesses are primarily monitored within those respective areas in that they determine the appropriate collateral level for each strategy or position. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s collateralized transactions.

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

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows the Company’s five largest non-U.S. country risk net exposures at March 31, 2014. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$865	$36	$—	$—	$901	$(75)	$826
Non-sovereigns	1,452	12,203	1,114	5,789	20,558	(2,320)	18,238

Subtotal	$2,317	$12,239	$1,114	$5,789	$21,459	$(2,395)	$19,064

Japan:
Sovereigns	$5,118	$86	$—	$—	$5,204	$(11)	$5,193
Non-sovereigns	887	1,970	24	—	2,881	(51)	2,830

Subtotal	$6,005	$2,056	$24	$—	$8,085	$(62)	$8,023

France:
Sovereigns	$(38)	$5	$—	$—	$(33)	$(255)	$(288)
Non-sovereigns	184	2,493	297	4,677	7,651	(410)	7,241

Subtotal	$146	$2,498	$297	$4,677	$7,618	$(665)	$6,953

Germany:
Sovereigns	$611	$785	$—	$—	$1,396	$(1,472)	$(76)
Non-sovereigns	(470)	3,283	195	4,987	7,995	(1,522)	6,473

Subtotal	$141	$4,068	$195	$4,987	$9,391	$(2,994)	$6,397

Canada:
Sovereigns	$646	$478	$—	$—	$1,124	$—	$1,124
Non-sovereigns	567	1,462	165	1,412	3,606	(68)	3,538

Subtotal	$1,213	$1,940	$165	$1,412	$4,730	$(68)	$4,662

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At March 31, 2014, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for those countries were $(269.9) billion, $266.9 billion and $(3.08) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At March 31, 2014, the benefit of collateral received against counterparty credit exposure was $7.9 billion in the U.K., with 97% of collateral consisting of cash, U.S. and U.K. government obligations, and $12.0 billion in Germany with 95% of collateral consisting of cash and government obligations of France, Belgium and Netherlands. The benefit of collateral received against counterparty credit exposure in the three other countries totaled approximately $8.9 billion, with collateral primarily consisting of cash, U.S. and Japanese government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at March 31, 2014, the Company had exposure to these countries for overnight deposits with banks of approximately $7.8 billion.

Country Risk Exposure—Select European Countries.    In connection with certain of its Institutional Securities business segment activities, the Company has exposure to many foreign countries. The following table shows the Company’s exposure to the European Peripherals at March 31, 2014. Country exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereigns and non-sovereigns, which include governments, corporations, clearinghouses and financial institutions.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	CDS Adjustment(4)	Exposure Before Hedges	Hedges(5)	Net Exposure
	(dollars in millions)
Greece:
Sovereigns	$9	$28	$—	$—	$—	$37	$—	$37
Non-sovereigns	163	6	—	—	—	169	13	182

Subtotal	$172	$34	$—	$—	$—	$206	$13	$219

Ireland:
Sovereigns	$76	$2	$—	$—	$5	$83	$60	$143
Non-sovereigns	312	68	167	7	2	556	13	569

Subtotal	$388	$70	$167	$7	$7	$639	$73	$712

Italy:
Sovereigns	$93	$359	$—	$—	$721	$1,173	$(347)	$826
Non-sovereigns	293	767	—	625	109	1,794	(190)	1,604

Subtotal	$386	$1,126	$—	$625	$830	$2,967	$(537)	$2,430

Spain:
Sovereigns	$547	$5	$—	$—	$16	$568	$—	$568
Non-sovereigns	141	239	72	1,078	7	1,537	(221)	1,316

Subtotal	$688	$244	$72	$1,078	$23	$2,105	$(221)	$1,884

Portugal:
Sovereigns	$(207)	$(1)	$—	$—	$47	$(161)	$(27)	$(188)
Non-sovereigns	(98)	20	102	—	40	64	36	100

Subtotal	$(305)	$19	$102	$—	$87	$(97)	$9	$(88)

Sovereigns	$518	$393	$—	$—	$789	$1,700	$(314)	$1,386
Non-sovereigns	811	1,100	341	1,710	158	4,120	(349)	3,771

Total
European
Peripherals(6)	$1,329	$1,493	$341	$1,710	$947	$5,820	$(663)	$5,157

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). At March 31, 2014, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for the European Peripherals were $(116.6) billion, $116.3 billion and $(0.3) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At March 31, 2014, the benefit of collateral received against counterparty credit exposure was 4.2 billion in the European Peripherals with 83% of collateral consisting of cash and German government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	CDS adjustment represents credit protection purchased from European Peripherals’ banks on European Peripherals’ sovereign and financial institution risk. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(6)	In addition, at March 31, 2014, the Company had European Peripherals exposure for overnight deposits with banks of approximately $117 million.

Industry Exposure—OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for current exposure arising from the Company’s OTC derivative contracts.

The following table shows the Company’s OTC derivative products by industry at March 31, 2014:

Industry	OTC Derivative Products(1)
(dollars in millions)
Utilities	$3,565
Banks and securities firms	2,543
Funds, exchanges and other financial services(2)	2,071
Special purpose vehicles	1,955
Regional governments	1,441
Healthcare	1,238
Industrials	1,013
Sovereign governments	954
Not-for-profit organizations	782
Consumer staples	576
Real Estate	515
Insurance	467
Energy	437
Other	824

Total	$18,381

(1)	For further information on derivative instruments and hedging activities, see Note 11 to the condensed consolidated financial statements in Item 1.
(2)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

Item 4.	Controls and Procedures.

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

	Three Months Ended March 31, 2014
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$109,299	$406	1.5%
Non-U.S.	116,111	108	0.4
Securities available for sale:
U.S.	55,431	138	1.0
Loans:
U.S.	43,577	340	3.2
Non-U.S.	383	15	15.9
Interest bearing deposits with banks:
U.S.	44,161	27	0.2
Non-U.S.	6,745	11	0.7
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	168,006	(73)	(0.2)
Non-U.S.	88,317	64	0.3
Other:
U.S.	68,726	159	0.9
Non-U.S.	16,879	148	3.6

Total	$717,635	$1,343	0.8%

Non-interest earning assets	114,621

Total assets	$832,256

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$114,312	$23	0.1%
Non-U.S.	170	—	—
Commercial paper and other short-term borrowings(2):
U.S.	755	—	—
Non-U.S.	487	—	—
Long-term debt(2):
U.S.	142,747	920	2.6
Non-U.S.	9,464	12	0.5
Trading liabilities(1):
U.S.	23,836	—	—
Non-U.S.	56,132	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	99,858	141	0.6
Non-U.S.	66,079	185	1.1
Other:
U.S.	109,887	(294)	(1.1)
Non-U.S.	44,166	48	0.4

Total	$667,893	$1,035	0.6

Non-interest bearing liabilities and equity	164,363

Total liabilities and equity	$832,256

Net interest income and net interest rate spread		$308	0.2%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.
(2)	The Company also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 4 to the condensed consolidated financial statements in Item 1).

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31, 2013
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$127,859	$527	1.7%
Non-U.S.	96,551	77	0.3
Securities available for sale:
U.S.	41,411	96	0.9
Loans:
U.S.	28,628	234	3.3
Non-U.S.	572	10	7.1
Interest bearing deposits with banks:
U.S.	22,647	15	0.3
Non-U.S.	7,529	11	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	199,363	(52)	(0.1)
Non-U.S.	93,713	144	0.6
Other:
U.S.	64,075	99	0.6
Non-U.S.	16,441	227	5.6

Total	$698,789	$1,388	0.8%

Non-interest earning assets	125,572

Total assets	$824,361

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$79,698	$41	0.2%
Non-U.S.	2,151	—	—
Commercial paper and other short-term borrowings(2):
U.S.	725	1	0.6
Non-U.S.	767	8	4.2
Long-term debt(2):
U.S.	160,530	942	2.4
Non-U.S.	9,842	18	0.7
Trading liabilities(1):
U.S.	35,280	—	—
Non-U.S.	66,627	—	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	108,438	158	0.6
Non-U.S.	64,396	292	1.8
Other:
U.S.	91,845	(402)	(1.8)
Non-U.S.	31,612	148	1.9

Total	$651,911	$1,206	0.8

Non-interest bearing liabilities and equity	172,450

Total liabilities and equity	$824,361

Net interest income and net interest rate spread		$182	—%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.
(2)	The Company also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 4 to the condensed consolidated financial statements in Item 1).

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following table sets forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(76)	$(45)	$(121)
Non-U.S.	16	15	31
Securities available for sale:
U.S.	33	9	42
Loans:
U.S.	122	(16)	106
Non-U.S.	(3)	8	5
Interest bearing deposits with banks:
U.S.	14	(2)	12
Non-U.S.	(1)	1	—
Federal funds sold and securities purchased under agreements to resell and Securities borrowed:
U.S.	8	(29)	(21)
Non-U.S.	(8)	(72)	(80)
Other:
U.S.	7	53	60
Non-U.S.	5	(84)	(79)

Change in interest income	$117	$(162)	$(45)

Interest bearing liabilities
Deposits:
U.S.	$18	$(36)	$(18)
Commercial paper and other short-term borrowings:
U.S.	—	(1)	(1)
Non-U.S.	(3)	(5)	(8)
Long-term debt:
U.S.	(104)	82	(22)
Non-U.S.	(1)	(5)	(6)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(13)	(4)	(17)
Non-U.S.	8	(115)	(107)
Other:
U.S.	(79)	187	108
Non-U.S.	59	(159)	(100)

Change in interest expense	$(115)	$(56)	$(171)

Change in net interest income	$232	$(106)	$126

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since December 31, 2013:

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On March 25, 2014, the court in Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. denied the defendants’ petition seeking permission to appeal the court’s decision granting class certification.

Other Litigation.

On April 18, 2014, the court in Sealink Funding Limited v. Morgan Stanley, et al. granted the defendants’ motion to dismiss the complaint.

On April 10, 2014, the court in Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Citigroup Mortgage Loan Trust Inc. et al. denied the defendants’ motion to dismiss.

On April 22, 2014, the court in Bank Hapoalim B.M. v. Morgan Stanley et al. denied the defendants’ motion to dismiss in substantial part.

On March 12, 2014, the defendant in Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. filed a motion to dismiss the amended complaint.

On April 28, 2014, the court in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. in the United States District Court for the Southern District of New York (“SDNY”) granted in part and denied in part the plaintiff’s motion to strike certain of the defendants’ affirmative defenses.

On February 28, 2014, the defendants in Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al. filed a motion to dismiss the complaint.

On February 14, 2014, the defendants in Federal Deposit Insurance Corporation, as Receiver for United Western Bank v. Banc of America Funding Corp., et al. filed a notice removing the litigation to the United States District Court for the District of Colorado. On March 14, 2014, the plaintiff filed a motion to remand the action.

On April 28, 2014, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1, filed a complaint against the Company. The matter is styled Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC and is pending in the SDNY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $735 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified compensatory and/or rescissory damages, interest and costs.

Matters Related to the CDS Market.

On March 14, 2014, the defendants in In Re: Credit Default Swaps Antitrust Litigation filed a motion to dismiss the plaintiffs’ consolidated amended complaint.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2014.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(January 1, 2014—January 31, 2014)

Share Repurchase Program(A)	851,000	$31.20	851,000	$1,183
Employee Transactions(B)	17,205,061	$30.07	—	—

Month #2
(February 1, 2014—February 28, 2014)

Share Repurchase Program(A)	2,434,700	$29.61	2,434,700	$1,111
Employee Transactions(B)	121,531	$29.69	—	—

Month #3
(March 1, 2014—March 31, 2014)

Share Repurchase Program(A)	1,618,200	$31.50	1,618,200	$1,060
Employee Transactions(B)	68,519	$30.43	—	—

Total

Share Repurchase Program(A)	4,903,900	$30.51	4,903,900	$1,060
Employee Transactions(B)	17,395,111	$30.07	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In March 2014, the Company received no objection from the Federal Reserve to repurchase up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015 under the Company’s 2014 capital plan. During the quarter ended March 31, 2014, the Company repurchased approximately $150 million of the Company’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units, and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 6.	Exhibits.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: May 6, 2014

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended March 31, 2014

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009), as amended by the Certificate of Elimination of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (Exhibit 3.1 Morgan Stanley’s Current Report on Form 8-K dated July 20, 2011), as amended by the Certificate of Merger of Domestic Corporations dated December 29, 2011 (Exhibit 3.3 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2012), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E (Exhibit 2.5 to Morgan Stanley’s Registration Statement on Form 8-A dated September 27, 2013), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated December 9, 2013), as amended by the Certificate of Designation of Preferences and Rights of the 6.625% Non-Cumulative Preferred Stock, Series G (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated April 28, 2014), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H (Exhibits 3.2 and 4.2 to Morgan Stanley’s Registration Statement on Form 8-K dated April 29, 2014).

4.1	Ninth Supplemental Senior Indenture dated as of March 10, 2014 between Morgan Stanley and The Bank of New York Mellon, as trustee (supplemental to Senior Indenture dated November 1, 2004).

10.1	Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan.

10.2	Form of Award Certificate for Discretionary Retention Awards of Stock Units.

10.3	Form of Award Certificate for Long-Term Incentive Program Awards.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated May 6, 2014, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income—Three Months Ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months Ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Changes in Total Equity—Three Months Ended March 31, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1