Form 10-Q
period 2014-06-30
MORGAN STANLEY
filed 2014-08-05
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 1,963,354,359 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2014

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

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and due from banks ($48 and $544 at June 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	$18,863	$16,602
Interest bearing deposits with banks	22,022	43,281
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements ($129 and $117 at June 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	44,713	39,203
Trading assets, at fair value ($126,867 and $151,078 were pledged to various parties at June 30, 2014 and December 31, 2013, respectively) ($1,218 and $2,825 at June 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	259,561	280,744
Available for sale securities, at fair value	65,474	53,430
Securities received as collateral, at fair value	19,498	20,508
Federal funds sold and securities purchased under agreements to resell (includes $864 and $866 at fair value at June 30, 2014 and December 31, 2013, respectively)	108,956	118,130
Securities borrowed	147,466	129,707
Customer and other receivables	54,557	57,104
Loans:
Held for investment (net of allowances of $138 and $156 at June 30, 2014 and December 31, 2013, respectively)	48,630	36,545
Held for sale	6,630	6,329
Other investments ($511 and $561 at June 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	4,899	5,086
Premises, equipment and software costs (net of accumulated depreciation of $6,406 and $6,420 at June 30, 2014 and December 31, 2013, respectively) ($194 and $201 at June 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	5,911	6,019
Goodwill	6,600	6,595
Intangible assets (net of accumulated amortization of $1,849 and $1,703 at June 30, 2014 and December 31, 2013, respectively) (includes $6 and $8 at fair value at June 30, 2014 and December 31, 2013, respectively)	3,137	3,286
Other assets ($23 and $11 at June 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	9,651	10,133

Total assets	$826,568	$832,702

Liabilities
Deposits (includes $0 and $185 at fair value at June 30, 2014 and December 31, 2013, respectively).	$117,695	$112,379
Commercial paper and other short-term borrowings (includes $1,315 and $1,347 at fair value at June 30, 2014 and December 31, 2013, respectively)	1,783	2,142
Trading liabilities, at fair value ($1 and $33 at June 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	109,877	104,521
Obligation to return securities received as collateral, at fair value	25,449	24,568
Securities sold under agreements to repurchase (includes $614 and $561 at fair value at June 30, 2014 and December 31, 2013, respectively)	111,420	145,676
Securities loaned	30,808	32,799
Other secured financings (includes $5,056 and $5,206 at fair value at June 30, 2014 and December 31, 2013, respectively) ($370 and $543 at June 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	14,007	14,215
Customer and other payables	178,883	157,125
Other liabilities and accrued expenses ($70 and $76 at June 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	14,962	16,672
Long-term borrowings (includes $35,219 and $35,637 at fair value at June 30, 2014 and December 31, 2013, respectively)	149,483	153,575

Total liabilities	754,367	763,672

Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 13)	5,020	3,220
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at June 30, 2014 and December 31, 2013;
Shares issued: 2,038,893,979 at June 30, 2014 and December 31, 2013;
Shares outstanding: 1,964,503,356 and 1,944,868,751 at June 30,2014 and December 31, 2013, respectively	20	20
Additional paid-in capital	23,608	24,570
Retained earnings	45,145	42,172
Employee stock trusts	2,147	1,718
Accumulated other comprehensive loss	(733)	(1,093)
Common stock held in treasury, at cost, $0.01 par value:
Shares outstanding: 74,390,623 and 94,025,228 at June 30, 2014 and December 31, 2013, respectively	(2,305)	(2,968)
Common stock issued to employee stock trusts	(2,147)	(1,718)

Total Morgan Stanley shareholders’ equity	70,755	65,921
Nonredeemable noncontrolling interests	1,446	3,109

Total equity	72,201	69,030

Total liabilities and equity	$826,568	$832,702

See Notes to Condensed Consolidated Financial Statements

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Investment banking	$1,633	$1,303	$2,941	$2,527
Trading	2,516	2,894	5,478	5,588
Investments	227	188	586	526
Commissions and fees	1,138	1,217	2,354	2,384
Asset management, distribution and administration fees	2,621	2,404	5,170	4,750
Other	206	305	451	522

Total non-interest revenues	8,341	8,311	16,980	16,297

Interest income	1,250	1,268	2,593	2,612
Interest expense	983	1,064	2,018	2,226

Net interest	267	204	575	386

Net revenues	8,608	8,515	17,555	16,683

Non-interest expenses:
Compensation and benefits	4,200	4,103	8,505	8,317
Occupancy and equipment	359	374	718	751
Brokerage, clearing and exchange fees	458	456	901	884
Information processing and communications	411	470	835	918
Marketing and business development	165	163	312	297
Professional services	532	458	984	898
Other	550	695	1,042	1,221

Total non-interest expenses	6,675	6,719	13,297	13,286

Income from continuing operations before income taxes	1,933	1,796	4,258	3,397
Provision for income taxes	15	574	795	925

Income from continuing operations	1,918	1,222	3,463	2,472

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(2)	(44)	42	(74)
Provision for (benefit from) income taxes	(1)	(13)	4	(24)

Income (loss) from discontinued operations	(1)	(31)	38	(50)

Net income	$1,917	$1,191	$3,501	$2,422
Net income applicable to redeemable noncontrolling interests	—	100	—	222
Net income applicable to nonredeemable noncontrolling interests	18	111	97	258

Net income applicable to Morgan Stanley	$1,899	$980	$3,404	$1,942
Preferred stock dividends and other	79	177	135	203

Earnings applicable to Morgan Stanley common shareholders	$1,820	$803	$3,269	$1,739

Amounts applicable to Morgan Stanley:
Income from continuing operations	$1,900	$1,011	$3,366	$1,992
Income (loss) from discontinued operations	(1)	(31)	38	(50)

Net income applicable to Morgan Stanley	$1,899	$980	$3,404	$1,942

Earnings per basic common share:
Income from continuing operations	$0.94	$0.44	$1.68	$0.94
Income (loss) from discontinued operations	—	(0.02)	0.02	(0.03)

Earnings per basic common share	$0.94	$0.42	$1.70	$0.91

Earnings per diluted common share:
Income from continuing operations	$0.92	$0.43	$1.64	$0.92
Income (loss) from discontinued operations	—	(0.02)	0.02	(0.03)

Earnings per diluted common share	$0.92	$0.41	$1.66	$0.89

Dividends declared per common share	$0.10	$0.05	$0.15	$0.10
Average common shares outstanding:
Basic	1,928,250,328	1,907,737,175	1,926,260,244	1,904,470,952

Diluted	1,969,698,239	1,951,362,736	1,969,675,518	1,945,813,411

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,917	$1,191	$3,501	$2,422
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$86	$(201)	$152	$(446)
Amortization of cash flow hedges(2)	1	1	2	2
Change in net unrealized gains (losses) on available for sale securities(3)	162	(342)	236	(369)
Pension, postretirement and other related adjustments(4)	4	10	6	11

Total other comprehensive income (loss)	$253	$(532)	$396	$(802)

Comprehensive income	$2,170	$659	$3,897	$1,620
Net income applicable to redeemable noncontrolling interests	—	100	—	222
Net income applicable to nonredeemable noncontrolling interests	18	111	97	258
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	18	(57)	36	(149)

Comprehensive income applicable to Morgan Stanley	$2,134	$505	$3,764	$1,289

(1)	Amounts are net of provision for (benefit from) income taxes of $(56) million and $135 million for the quarters ended June 30, 2014 and 2013, respectively, and $(112) million and $300 million for the six months ended June 30, 2014 and 2013, respectively.
(2)	Amounts are net of provision for income taxes of $1 million for the quarter ended June 30, 2013, and $1 million and $2 million for the six months ended June 30, 2014 and 2013, respectively.
(3)	Amounts are net of provision for (benefit from) income taxes of $112 million and $(234) million for the quarters ended June 30, 2014 and 2013, respectively, and $162 million and $(253) million for the six months ended June 30, 2014 and 2013, respectively.
(4)	Amounts are net of provision for income taxes of $1 million and $6 million for the quarters ended June 30, 2014 and 2013, respectively, and $2 million and $11 million for the six months ended June 30, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,501	$2,422
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(76)	(228)
Compensation payable in common stock and options	629	559
Depreciation and amortization	612	716
Net gain on business dispositions	(88)	(30)
Net gain on sale of available for sale securities	(16)	(38)
Impairment charges	77	112
Provision for credit losses on lending activities	15	63
Other non-cash adjustments to net income	(43)	13
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(5,510)	(4,393)
Trading assets, net of Trading liabilities	26,695	12,075
Securities borrowed	(17,759)	(7,413)
Securities loaned	(1,991)	(714)
Customer and other receivables and other assets	2,904	(883)
Customer and other payables and other liabilities	21,972	13,315
Federal funds sold and securities purchased under agreements to resell	9,174	(8,082)
Securities sold under agreements to repurchase	(34,221)	10,908

Net cash provided by operating activities	5,875	18,402

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software	(413)	(583)
Business dispositions, net of cash disposed	167	530
Loans	(11,798)	(3,441)
Purchases of available for sale securities	(19,329)	(14,335)
Sales of available for sale securities	5,499	8,377
Maturities and redemptions of available for sale securities	2,153	2,663
Other investing activities	(388)	186

Net cash used for investing activities	(24,109)	(6,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	(359)	228
Noncontrolling interests	(189)	(540)
Other secured financings	194	(1,761)
Deposits	5,316	(1,752)
Proceeds from:
Excess tax benefits associated with stock-based awards	85	13
Derivatives financing activities	360	459
Issuance of preferred stock, net of issuance costs	1,788	—
Issuance of long-term borrowings	14,825	21,698
Payments for:
Long-term borrowings	(21,342)	(22,958)
Derivatives financing activities	(170)	(498)
Repurchases of common stock and employee tax withholdings	(964)	(314)
Purchase of additional stake in Wealth Management JV	—	(4,725)
Cash dividends	(387)	(239)

Net cash used for financing activities	(843)	(10,389)

Effect of exchange rate changes on cash and cash equivalents	127	(735)

Effect of cash and cash equivalents related to variable interest entities	(48)	(380)

Net increase (decrease) in cash and cash equivalents	(18,998)	295
Cash and cash equivalents, at beginning of period	59,883	46,904

Cash and cash equivalents, at end of period	$40,885	$47,199

Cash and cash equivalents include:
Cash and due from banks	$18,863	$16,295
Interest bearing deposits with banks	22,022	30,904

Cash and cash equivalents, at end of period	$40,885	$47,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $1,162 million and $2,177 million for the six months ended June 30, 2014 and 2013, respectively.

Cash payments for income taxes were $374 million and $537 million for the six months ended June 30, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Six Months Ended June 30, 2014

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2013	$3,220	$20	$24,570	$42,172	$1,718	$(1,093)	$(2,968)	$(1,718)	$3,109	$69,030
Net income applicable to Morgan Stanley	—	—	—	3,404	—	—	—	—	—	3,404
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	97	97
Dividends	—	—	—	(431)	—	—	—	—	—	(431)
Shares issued under employee plans and related tax effects	—	—	(950)	—	429	—	1,627	(429)	—	677
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(964)	—		(964)
Net change in Accumulated other comprehensive income	—	—	—	—	—	360	—	—	36	396
Issuance of preferred stock	1,800	—	(12)	—	—	—	—	—	—	1,788
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(1,606)	(1,606)
Other net decreases	—	—	—	—	—	—	—	—	(190)	(190)

BALANCE AT JUNE 30, 2014	$5,020	$20	$23,608	$45,145	$2,147	$(733)	$(2,305)	$(2,147)	$1,446	$72,201

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity—(Continued)

Six Months Ended June 30, 2013

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- Redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$1,508	$20	$23,426	$39,912	$2,932	$(516)	$(2,241)	$(2,932)	$3,319	$65,428
Net income applicable to Morgan Stanley	—	—	—	1,942	—	—	—	—	—	1,942
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	258	258
Dividends	—	—	—	(248)	—	—	—	—	—	(248)
Shares issued under employee plans and related tax effects	—	—	507	—	(1,111)	—	(11)	1,111	—	496
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(314)	—	—	(314)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(653)	—	—	(149)	(802)
Wealth Management JV redemption value adjustment	—	—	—	(151)	—	—	—	—	—	(151)
Other net decreases	—	—	—	—	—	—	—	—	(495)	(495)

BALANCE AT JUNE 30, 2013	$1,508	$20	$23,933	$41,455	$1,821	$(1,169)	$(2,566)	$(1,821)	$2,933	$66,114

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

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

Discontinued Operations.    On March 27, 2014, the Company completed the sale of its Canadian terminal business, Canterm Canadian Terminals Inc. (“CanTerm”), for approximately $110 million, resulting in a gain of approximately $45 million. Given completion of the sale in the prior quarter, net revenues were $0 million and $5 million for the quarter ended June 30, 2014 and 2013, respectively, and $49 million and $10 million for the six months ended June 30, 2014 and 2013, respectively. Net pre-tax gain (loss) was $44 million for the six months ended June 30, 2014. Net pre-tax gain (loss) for the quarter ended June 30, 2014 and the quarter ended and six months ended June 30, 2013 were not material. The results of CanTerm are reported as discontinued operations within the Institutional Securities business segment for all periods presented.

Remaining pre-tax loss amounts for the quarter and six months ended June 30, 2014 were not material. Remaining pre-tax loss amounts were $(43) million and $(73) million for the quarter and six months ended June 30, 2013, respectively, that were included in discontinued operations primarily related to the prior sale of Saxon and a principal investment.

Prior-period amounts have been recast for discontinued operations, see Note 2.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”). The condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the consolidated financial statements on Form 10-K.

During the quarter ended June 30, 2014, other than the following, no updates were made to the Company’s significant accounting policies.

Software Costs.

As a result of an analysis completed by the Company, effective April 1, 2014, the Company revised the estimated useful lives for software costs from generally 3 to 5 years to generally 3 to 10 years. The adoption of these revised estimated useful lives for software costs resulted in lower amortization expense of approximately $27 million in the second quarter of 2014.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less, held for investment purposes, and readily convertible to known amounts of cash.

On April 1, 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company. The deconsolidation resulted in a non-cash reduction of assets of $1.3 billion. The Company had no significant non-cash activities in the six months ended June 30, 2013.

Goodwill.

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

Accounting for Investments in Qualified Affordable Housing Projects.    In January 2014, the FASB issued an accounting update providing guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The Company adopted this guidance on April 1, 2014, as early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. For further information on the adoption of this guidance, see Note 17.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.    In April 2014, the FASB issued an accounting update that changes the requirements and disclosure for reporting discontinued operations. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Individually significant components that have been disposed of or are held for sale that do not meet the definition of a discontinued operation require new disclosures. The Company adopted this guidance on April 1, 2014, as early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

For the quarter and six months ended June 30, 2014, no results were attributed to Citi since the Company owned 100% of the Wealth Management JV. For the quarter and six months ended June 30, 2013, Citi’s 35% interest was reported on the balance sheet as redeemable noncontrolling interest and the results related to its 35% interest were reported in net income (loss) applicable to redeemable noncontrolling interests in the condensed consolidated statement of income.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter and six months ended June 30, 2014, $5 billion and $10 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At June 30, 2014, approximately $18 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

4.	Fair Value Disclosures.

Fair Value Measurements.

For a description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 4 to the consolidated financial statements on Form 10-K.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2014
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$24,740	$—	$—	$—	$24,740
U.S. agency securities	1,317	12,968	—	—	14,285

Total U.S. government and agency securities	26,057	12,968	—	—	39,025
Other sovereign government obligations	23,114	7,370	14	—	30,498
Corporate and other debt:
State and municipal securities	—	1,594	4	—	1,598
Residential mortgage-backed securities	—	2,210	55	—	2,265
Commercial mortgage-backed securities	—	1,316	47	—	1,363
Asset-backed securities	—	644	65	—	709
Corporate bonds	—	17,494	510	—	18,004
Collateralized debt and loan obligations	—	520	1,332	—	1,852
Loans and lending commitments	—	7,898	5,829	—	13,727
Other debt	—	2,485	22	—	2,507

Total corporate and other debt	—	34,161	7,864	—	42,025
Corporate equities(1)	104,842	1,128	243	—	106,213
Derivative and other contracts:
Interest rate contracts	855	448,625	2,729	—	452,209
Credit contracts	—	32,638	1,711	—	34,349
Foreign exchange contracts	8	41,493	241	—	41,742
Equity contracts	855	53,810	1,503	—	56,168
Commodity contracts	2,179	13,592	2,307	—	18,078
Other	—	227	—	—	227
Netting(2)	(3,324)	(504,880)	(4,564)	(58,039)	(570,807)

Total derivative and other contracts	573	85,505	3,927	(58,039)	31,966
Investments:
Private equity funds	—	—	2,555	—	2,555
Real estate funds	—	7	1,813	—	1,820
Hedge funds	—	373	371	—	744
Principal investments	80	40	883	—	1,003
Other	205	86	380	—	671

Total investments	285	506	6,002	—	6,793
Physical commodities	—	3,041	—	—	3,041

Total trading assets	154,871	144,679	18,050	(58,039)	259,561
Available for sale securities	35,170	30,304	—	—	65,474
Securities received as collateral	19,456	42	—	—	19,498
Federal funds sold and securities purchased under agreements to resell	—	864	—	—	864
Intangible assets(3)	—	—	6	—	6

Total assets measured at fair value	$209,497	$175,889	$18,056	$(58,039)	$345,403

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2014
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$—	$1,315	$—	$—	$1,315
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	11,522	—	—	—	11,522
U.S. agency securities	1,634	118	—	—	1,752

Total U.S. government and agency securities	13,156	118	—	—	13,274
Other sovereign government obligations	17,861	2,516	—	—	20,377
Corporate and other debt:
State and municipal securities	—	2	—	—	2
Asset-backed securities	—	1	—	—	1
Corporate bonds	—	5,187	14	—	5,201
Collateralized debt and loan obligations	—	2	—	—	2
Unfunded lending commitments	—	17	12	—	29
Other debt	—	184	42	—	226

Total corporate and other debt	—	5,393	68	—	5,461
Corporate equities(1)	34,364	971	6	—	35,341
Derivative and other contracts:
Interest rate contracts	820	426,855	2,838	—	430,513
Credit contracts	—	30,969	2,421	—	33,390
Foreign exchange contracts	3	42,456	132	—	42,591
Equity contracts	927	59,122	2,600	—	62,649
Commodity contracts	2,492	13,639	1,175	—	17,306
Other	—	57	3	—	60
Netting(2)	(3,324)	(504,880)	(4,564)	(38,317)	(551,085)

Total derivative and other contracts	918	68,218	4,605	(38,317)	35,424

Total trading liabilities	66,299	77,216	4,679	(38,317)	109,877
Obligation to return securities received as collateral	25,396	53	—	—	25,449
Securities sold under agreements to repurchase	—	459	155	—	614
Other secured financings	—	4,921	135	—	5,056
Long-term borrowings	—	33,440	1,779	—	35,219

Total liabilities measured at fair value	$91,695	$117,404	$6,748	$(38,317)	$177,530

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value.

Transfers Between Level 1 and Level 2 During the Quarter and Six Months Ended June 30, 2014.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

In the quarter and six months ended June 30, 2014, there were no material transfers between Level 1 and Level 2.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2013
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$32,083	$—	$—	$—	$32,083
U.S. agency securities	1,216	17,720	—	—	18,936

Total U.S. government and agency securities	33,299	17,720	—	—	51,019
Other sovereign government obligations	25,363	6,610	27	—	32,000
Corporate and other debt:
State and municipal securities	—	1,615	—	—	1,615
Residential mortgage-backed securities	—	2,029	47	—	2,076
Commercial mortgage-backed securities	—	1,534	108	—	1,642
Asset-backed securities	—	878	103	—	981
Corporate bonds	—	16,592	522	—	17,114
Collateralized debt and loan obligations	—	802	1,468	—	2,270
Loans and lending commitments	—	7,483	5,129	—	12,612
Other debt	—	6,365	27	—	6,392

Total corporate and other debt	—	37,298	7,404	—	44,702
Corporate equities(1)	107,818	1,206	190	—	109,214
Derivative and other contracts:
Interest rate contracts	750	526,127	2,475	—	529,352
Credit contracts	—	42,258	2,088	—	44,346
Foreign exchange contracts	52	61,570	179	—	61,801
Equity contracts	1,215	51,656	1,234	—	54,105
Commodity contracts	2,396	8,595	2,380	—	13,371
Other	—	43	—	—	43
Netting(2)	(3,836)	(606,878)	(4,931)	(54,906)	(670,551)

Total derivative and other contracts	577	83,371	3,425	(54,906)	32,467
Investments:
Private equity funds	—	—	2,531	—	2,531
Real estate funds	—	6	1,637	—	1,643
Hedge funds	—	377	432	—	809
Principal investments	43	42	2,160	—	2,245
Other	202	45	538	—	785

Total investments	245	470	7,298	—	8,013
Physical commodities	—	3,329	—	—	3,329

Total trading assets	167,302	150,004	18,344	(54,906)	280,744
Available for sale securities	24,412	29,018	—	—	53,430
Securities received as collateral	20,497	11	—	—	20,508
Federal funds sold and securities purchased under agreements to resell	—	866	—	—	866
Intangible assets(3)	—	—	8	—	8

Total assets measured at fair value	$212,211	$179,899	$18,352	$(54,906)	$355,556

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2013
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$185	$—	$—	$185
Commercial paper and other short-term borrowings	—	1,346	1	—	1,347
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	15,963	—	—	—	15,963
U.S. agency securities	2,593	116	—	—	2,709

Total U.S. government and agency securities	18,556	116	—	—	18,672
Other sovereign government obligations	14,717	2,473	—	—	17,190
Corporate and other debt:
State and municipal securities	—	15	—	—	15
Corporate bonds	—	5,033	22	—	5,055
Collateralized debt and loan obligations	—	3	—	—	3
Unfunded lending commitments	—	127	2	—	129
Other debt	—	1,144	48	—	1,192

Total corporate and other debt	—	6,322	72	—	6,394
Corporate equities(1)	27,983	513	8	—	28,504
Derivative and other contracts:
Interest rate contracts	675	504,292	2,362	—	507,329
Credit contracts	—	40,391	2,235	—	42,626
Foreign exchange contracts	23	61,925	111	—	62,059
Equity contracts	1,033	57,797	2,065	—	60,895
Commodity contracts	2,637	8,749	1,500	—	12,886
Other	—	72	4	—	76
Netting(2)	(3,836)	(606,878)	(4,931)	(36,465)	(652,110)

Total derivative and other contracts	532	66,348	3,346	(36,465)	33,761

Total trading liabilities	61,788	75,772	3,426	(36,465)	104,521
Obligation to return securities received as collateral	24,549	19	—	—	24,568
Securities sold under agreements to repurchase	—	407	154	—	561
Other secured financings	—	4,928	278	—	5,206
Long-term borrowings	—	33,750	1,887	—	35,637

Total liabilities measured at fair value	$86,337	$116,407	$5,746	$(36,465)	$172,025

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Amount represents MSRs accounted for at fair value.

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

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2014 and 2013, respectively. Level 3 instruments may

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended June 30, 2014.

	Beginning Balance at March 31, 2014	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2014(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$8	$—	$7	$(2)	$—	$—	$1	$14	$—
Corporate and other debt:
State and municipal securities	—	—	4	—	—	—	—	4	—
Residential mortgage-backed securities	51	10	1	(7)	—	—	—	55	8
Commercial mortgage-backed securities	80	5	14	(52)	—	—	—	47	(1)
Asset-backed securities	146	—	28	(115)	—	—	6	65	—
Corporate bonds	538	64	100	(223)	—	—	31	510	42
Collateralized debt and loan obligations	1,293	79	497	(534)	—	(27)	24	1,332	32
Loans and lending commitments	4,988	146	1,505	(423)	—	(304)	(83)	5,829	188
Other debt	31	2	8	(17)	—	(2)	—	22	2

Total corporate and other debt	7,127	306	2,157	(1,371)	—	(333)	(22)	7,864	271
Corporate equities	263	16	68	(29)	—	—	(75)	243	11
Net derivative and other contracts(3):
Interest rate contracts	(121)	(64)	1	—	—	77	(2)	(109)	(25)
Credit contracts	(231)	(362)	8	—	(8)	(157)	40	(710)	(357)
Foreign exchange contracts	52	21	3	(1)	—	30	4	109	21
Equity contracts	(1,099)	3	29	(1)	(32)	(102)	105	(1,097)	(25)
Commodity contracts	1,074	(43)	108	—	—	(7)	—	1,132	(55)
Other	(1)	(1)	—	—	—	(1)	—	(3)	(1)

Total net derivative and other contracts	(326)	(446)	149	(2)	(40)	(160)	147	(678)	(442)
Investments:
Private equity funds	2,576	126	35	(183)	—	—	1	2,555	30
Real estate funds	1,643	93	124	(47)	—	—	—	1,813	135
Hedge funds	394	4	18	(9)	—	—	(36)	371	4
Principal investments	2,193	(14)	16	(72)	—	(1,234)	(6)	883	65
Other	521	2	2	(10)	—	—	(135)	380	9

Total investments	7,327	211	195	(321)	—	(1,234)	(176)	6,002	243
Securities received as collateral	3	—	—	—	—	(3)	—	—	—
Intangible assets	7	(1)	—	—	—	—	—	6	(1)
Liabilities at Fair Value
Trading liabilities:
Corporate and other debt:
Corporate bonds	$3	$(1)	$(4)	$13	$—	$—	$1	$14	$—
Unfunded lending commitments	6	(5)	—	1	—	—	—	12	(5)
Other debt	68	11	—	5	—	(20)	—	42	2

Total corporate and other debt	77	5	(4)	19	—	(20)	1	68	(3)
Corporate equities	10	(1)	(21)	17	—	—	(1)	6	—
Obligation to return securities received as collateral	3	—	—	—	—	(3)	—	—	—
Securities sold under agreements to repurchase	154	(1)	—	—	—	—	—	155	(1)
Other secured financings	275	(5)	—	—	17	(178)	16	135	(4)
Long-term borrowings	1,878	(50)	—	—	160	(89)	(220)	1,779	(50)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $211 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2014 related to assets and liabilities still outstanding at June 30, 2014.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

In the quarter ended June 30, 2014, there were no material transfers into or out of Level 3.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2014.

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2014(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$27	$—	$8	$(21)	$—	$—	$—	$14	$—
Corporate and other debt:
State and municipal securities	—	—	4	—	—	—	—	4	—
Residential mortgage-backed securities	47	13	1	(5)	—	—	(1)	55	9
Commercial mortgage-backed securities	108	13	23	(97)	—	—	—	47	(1)
Asset-backed securities	103	(4)	30	(88)	—	—	24	65	—
Corporate bonds	522	96	169	(304)	—	—	27	510	68
Collateralized debt and loan obligations	1,468	134	658	(886)	—	(72)	30	1,332	52
Loans and lending commitments	5,129	(137)	1,770	(343)	—	(634)	44	5,829	(117)
Other debt	27	2	8	(18)	—	—	3	22	1

Total corporate and other debt	7,404	117	2,663	(1,741)	—	(706)	127	7,864	12
Corporate equities	190	18	79	(38)	—	—	(6)	243	14
Net derivative and other contracts(3):
Interest rate contracts	113	(141)	1	—	—	(46)	(36)	(109)	(130)
Credit contracts	(147)	(576)	45	—	(62)	47	(17)	(710)	(582)
Foreign exchange contracts	68	14	4	(1)	—	38	(14)	109	15
Equity contracts	(831)	(15)	175	(2)	(218)	(280)	74	(1,097)	(58)
Commodity contracts	880	121	164	—	—	(33)	—	1,132	98
Other	(4)	(3)	—	—	—	4	—	(3)	(3)

Total net derivative and other contracts	79	(600)	389	(3)	(280)	(270)	7	(678)	(660)
Investments:
Private equity funds	2,531	297	110	(384)	—	—	1	2,555	119
Real estate funds	1,637	145	134	(103)	—	—	—	1,813	177
Hedge funds	432	17	36	(21)	—	—	(93)	371	17
Principal investments	2,160	47	16	(84)	—	(1,234)	(22)	883	128
Other	538	(10)	13	(21)	—	—	(140)	380	(3)

Total investments	7,298	496	309	(613)	—	(1,234)	(254)	6,002	438
Intangible assets	8	(1)	—	—	—	(1)	—	6	(1)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2014(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$1	$—	$—	$—	$—	$(1)	$—	$—	$—
Trading liabilities:
Corporate and other debt:
Corporate bonds	22	1	(50)	47	—	—	(4)	14	—
Unfunded lending commitments	2	(9)	—	1	—	—	—	12	(9)
Other debt	48	10	—	—	—	3	1	42	1

Total corporate and other debt	72	2	(50)	48	—	3	(3)	68	(8)
Corporate equities	8	(1)	(22)	15	—	—	4	6	(1)
Securities sold under agreements to repurchase	154	(1)	—	—	—	—	—	155	(1)
Other secured financings	278	(9)	—	—	18	(186)	16	135	(5)
Long-term borrowings	1,887	(80)	—	—	359	(233)	(314)	1,779	(81)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $496 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the six months ended June 30, 2014 related to assets and liabilities still outstanding at June 30, 2014.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

In the six months ended June 30, 2014, there were no material transfers into or out of Level 3.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended June 30, 2013.

	Beginning Balance at March 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$3	$—	$7	$(6)	$—	$—	$—	$4	$—
Corporate and other debt:
Residential mortgage-backed securities	19	—	15	(5)	—	—	(10)	19	(1)
Commercial mortgage-backed securities	174	—	26	(19)	—	—	—	181	21
Asset-backed securities	11	1	107	(11)	—	—	—	108	—
Corporate bonds	888	(11)	183	(402)	—	—	(149)	509	2
Collateralized debt obligations	1,666	36	302	(596)	—	(87)	12	1,333	20
Loans and lending commitments	5,284	(55)	1,086	(190)	—	(850)	(32)	5,243	8
Other debt	1	7	4	—	—	—	—	12	7

Total corporate and other debt	8,043	(22)	1,723	(1,223)	—	(937)	(179)	7,405	57
Corporate equities	270	(24)	20	(13)	—	—	3	256	12
Net derivative and other contracts(3):
Interest rate contracts	(22)	(43)	3	—	(24)	40	62	16	63
Credit contracts	1,403	(472)	130	—	(221)	(130)	(25)	685	(369)
Foreign exchange contracts	(235)	95	—	—	—	58	(14)	(96)	95
Equity contracts	(1,340)	18	7	—	(35)	(1)	67	(1,284)	(79)
Commodity contracts	703	81	26	—	(13)	(13)	(3)	781	58
Other	(3)	(2)	—	—	—	(1)	—	(6)	(2)

Total net derivative and other contracts	506	(323)	166	—	(293)	(47)	87	96	(234)
Investments:
Private equity funds	2,291	104	20	(129)	—	—	—	2,286	97
Real estate funds	1,370	47	41	(36)	—	—	—	1,422	87
Hedge funds	545	(2)	10	(104)	—	—	(42)	407	(16)
Principal investments	2,855	(18)	60	(75)	—	—	—	2,822	82
Other	496	5	4	(30)	—	—	(90)	385	6

Total investments	7,557	136	135	(374)	—	—	(132)	7,322	256
Intangible assets	8	3	—	—	—	(2)	—	9	2

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at March 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2013(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$5	$—	$—	$—	$—	$(2)	$(3)	$—	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	424	4	(248)	36	—	—	(166)	42	(1)
Unfunded lending commitments	25	17	—	—	—	—	—	8	17
Other debt	11	1	(4)	2	—	—	3	11	—

Total corporate and other debt	464	22	(252)	38	—	—	(163)	65	16
Corporate equities	4	3	(8)	17	—	—	6	16	2
Securities sold under agreements to repurchase	155	7	—	—	—	—	—	148	7
Other secured financings	275	16	—	—	—	(3)	—	256	16
Long-term borrowings	2,784	68	—	—	466	(457)	(20)	2,705	65

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $136 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2013 related to assets and liabilities still outstanding at June 30, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2013.

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$6	$—	$8	$(8)	$—	$—	$(2)	$4	$—
Corporate and other debt:
Residential mortgage-backed securities	45	27	16	(44)	—	—	(25)	19	10
Commercial mortgage-backed securities	232	17	25	(93)	—	—	—	181	30
Asset-backed securities	109	1	6	(8)	—	—	—	108	—
Corporate bonds	660	2	193	(296)	—	(12)	(38)	509	(19)
Collateralized debt and loan obligations	1,951	284	429	(1,314)	—	(15)	(2)	1,333	(54)
Loans and lending commitments	4,694	(55)	1,616	(294)	—	(1,050)	332	5,243	(16)
Other debt	45	(2)	20	(50)	—	—	(1)	12	(1)

Total corporate and other debt	7,736	274	2,305	(2,099)	—	(1,077)	266	7,405	(50)
Corporate equities	288	(9)	37	(41)	—	—	(19)	256	(24)
Net derivative and other contracts(3):
Interest rate contracts	(82)	(193)	6	—	(30)	179	136	16	(76)
Credit contracts	1,822	(937)	169	—	(235)	(127)	(7)	685	(789)
Foreign exchange contracts	(359)	114	—	—	—	140	9	(96)	79
Equity contracts	(1,144)	48	74	(1)	(116)	(236)	91	(1,284)	(5)
Commodity contracts	709	46	36	—	(17)	9	(2)	781	38
Other	(7)	(4)	—	—	—	5	—	(6)	(4)

Total net derivative and other contracts	939	(926)	285	(1)	(398)	(30)	227	96	(757)
Investments:
Private equity funds	2,179	218	88	(199)	—	—	—	2,286	194
Real estate funds	1,370	128	42	(119)	—	—	1	1,422	207
Hedge funds	552	—	38	(136)	—	—	(47)	407	(19)
Principal investments	2,833	45	95	(160)	—	—	9	2,822	143
Other	486	21	16	(47)	—	—	(91)	385	22

Total investments	7,420	412	279	(661)	—	—	(128)	7,322	547
Intangible assets	7	7	—	—	—	(5)	—	9	3

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2013(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$19	$—	$—	$—	$—	$(2)	$(17)	$—	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	177	(7)	(437)	83	—	—	212	42	9
Unfunded lending commitments	46	38	—	—	—	—	—	8	38
Other debt	49	13	(33)	5	—	—	3	11	10

Total corporate and other debt	276	44	(470)	88	—	—	215	65	57
Corporate equities	5	5	(13)	29	—	—	—	16	5
Securities sold under agreements to repurchase	151	3	—	—	—	—	—	148	3
Other secured financings	406	29	—	—	14	(135)	—	256	21
Long-term borrowings	2,789	24	—	—	955	(361)	(654)	2,705	16

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $412 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for six months ended June 30, 2013 related to assets and liabilities still outstanding at June 30, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at June 30, 2014 and December 31, 2013.

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

At June 30, 2014.

	Balance at June 30, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$55	Comparable pricing	Comparable bond price / (A)	3 to 5 points	4 points
Asset-backed securities	65	Comparable pricing	Comparable bond price / (A)	4 to 82 points	49 points
Corporate bonds	510	Comparable pricing	Comparable bond price / (A)	1 to 160 points	84 points
Collateralized debt and loan obligations	1,332	Comparable pricing(6)	Comparable bond price / (A)	20 to 105 points	75 points
		Correlation model	Credit correlation / (B)	45 to 63%	56%
Loans and lending commitments	5,829	Corporate loan model	Credit spread / (C)	33 to 516 basis points	262 basis points
		Margin loan model	Credit spread / (C)(D)	150 to 300 basis points	193 basis points
			Volatility skew / (C)(D)	4 to 52%	26%
			Comparable bond price / (A)(D)	80 to 120 points	100 points
			Discount rate / (C)(D)	2 to 3%	3%
		Option model	Volatility skew / (C)	-1 to 0%	-1%
		Comparable pricing(6)	Comparable loan price / (A)	5 to 110 points	96 points
Corporate equities(3)	243	Net asset value	Discount to net asset value / (C)	0 to 84%	42%
		Comparable pricing(6)	Comparable equity price / (A)	100%	100%
		Market approach	EBITDA multiple / (A)(D)	5 to 11 times	7 times
			Price/Book ratio / (A)(D)	0 times	0 times
Net derivative and other contracts:
Interest rate contracts	(109)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times
			Comparable bond price / (A)(D)	2 to 13 points	9 points /10 points (4)
			Interest rate - Foreign exchange correlation / (A)(D)	47 to 48%	48% / 48%(4)
			Interest rate volatility skew / (A)(D)	25 to 59%	39% / 29%(4)
			Interest rate quanto correlation / (A)(D)	-11 to 37%	6% / -8%(4)
			Interest rate curve correlation / (A)(D)	36 to 94%	71% / 76%(4)
			Inflation volatility / (A)(D)	79%	79% / 79%(4)
			Interest rate - Inflation correlation / (A)(D)	-39 to -42%	-41% / -41%(4)
Credit contracts	(710)	Comparable pricing	Cash synthetic basis / (C)(D)	5 to 12 points	11 points
			Comparable bond price / (C)(D)	0 to 60 points	21 points
		Correlation model(6)	Credit correlation / (B)	45 to 79%	59%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at June 30, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Foreign exchange contracts(5)	109	Option model	Comparable bond price / (A)(D)	2 to 13 points	9 points /10 points(4)
			Interest rate quanto correlation / (A)(D)	-11 to 37%	6% / -8%(4)
			Interest rate - Credit spread correlation / (A)(D)	-61 to 16%	-20% /-19%(4)
			Interest rate curve correlation / (A)(D)	36 to 94%	71% / 76%(4)
			Interest rate -Foreign exchange correlation / (A)(D)	47 to 48%	48% / 48%(4)
			Interest rate volatility skew / (A)(D)	25 to 59%	39% / 29%(4)
			Interest rate curve / (A)(D)	0 to 1%	1% / 0%(4)
Equity contracts(5)	(1,097)	Option model	At the money volatility / (A)(D)	10 to 57%	30%
			Volatility skew / (A)(D)	-5 to 1%	-1%
			Equity - Equity correlation / (C)(D)	30 to 99%	67%
			Equity - Foreign exchange correlation /(C)(D)	-60 to 10%	-17%
			Equity - Interest rate correlation / (C)(D)	17 to 71%	27% / 12%(4)
Commodity contracts	1,132	Option model	Forward power price / (C)(D)	$13 to $79 per Megawatt hour	$38 per Megawatt hour
			Commodity volatility / (A)(D)	12 to 73%	19%
			Cross commodity correlation / (C)(D)	34 to 100%	93%
Investments(3):
Principal investments	883	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	11%	11%
			Exit multiple / (A)(D)	10 times	10 times
		Discounted cash flow	Equity discount rate / (C)(D)	25%	25%
		Market approach(6)	EBITDA multiple / (A)	4 to 16 times	6 times
Other	380	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	10%	10%
			Exit multiple / (A)(D)	9 times	9 times
		Market approach(6)	EBITDA multiple / (A)	9 to 10 times	10 times
Liabilities
Securities sold under agreements to repurchase	$155	Discounted cash flow	Funding spread / (A)	75 to 79 basis points	78 basis points
Other secured financings	135	Comparable pricing	Comparable bond price / (A)	94 to 111 points	97 points
		Discounted cash flow	Discount rate / (C)	19%	19%
		Discounted cash flow(6)	Funding spread / (A)	68 to 85 basis points	74 basis points
Long-term borrowings	1,779	Option model	At the money volatility / (C)(D)	18 to 31%	24%
			Volatility skew / (A)(D)	-2 to 0%	0%
			Equity - Equity correlation / (A)(D)	32 to 97%	64%
			Equity - Foreign exchange correlation / (C)(D)	-86 to 30%	-9%

EBITDA—Earnings before interest, taxes, depreciation and amortization

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 5 points would be 5% of par. A basis point equals 1/100th of 1%; for example, 516 basis points would equal 5.16%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 4 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for collateralized debt and loan obligations, long-term borrowings and derivative instruments where some or all inputs are weighted by risk.
(3)	Investments in funds measured using an unadjusted net assets value (“NAV”) are excluded.
(4)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	This is the predominant valuation technique for this major asset or liability class.

Sensitivity of the fair value to changes in the unobservable inputs:

(A) Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(B) Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.

(C) Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.

(D) There are no predictable relationships between the significant unobservable inputs.

At December 31, 2013.

	Balance at December 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$108	Comparable pricing	Comparable bond price / (A)	40 to 93 points	78 points
Asset-backed securities	103	Discounted cash flow	Discount rate / (C)	18%	18%
Corporate bonds	522	Comparable pricing	Comparable bond price / (A)	1 to 159 points	85 points
Collateralized debt and loan obligations	1,468	Comparable pricing(6)	Comparable bond price / (A)	18 to 99 points	73 points
		Correlation model	Credit correlation / (B)	29 to 59%	43%
Loans and lending commitments	5,129	Corporate loan model	Credit spread / (C)	28 to 487	249 basis
				basis points	points
		Margin loan model	Credit spread / (C)(D)	10 to 265	135 basis
				basis points	points
			Volatility skew / (C)(D)	3 to 40%	14%
			Comparable bond price / (A)(D)	80 to 120 points	100 points
		Option model	Volatility skew / (C)	-1 to 0%	0%
		Comparable pricing(6)	Comparable loan price / (A)	10 to 100 points	76 points
Corporate equities(3)	190	Net asset value(6)	Discount to net asset value / (C)	0 to 85%	43%
		Comparable pricing	Comparable equity price / (A)	100%	100%
		Comparable pricing	Comparable price / (A)	100%	100%
		Market approach	EBITDA multiple / (A)(D)	5 to 9 times	6 times
			Price/Book ratio / (A)(D)	0 to 1 times	1 times
Net derivative and other contracts:
Interest rate contracts	113	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 6 times	2 times
			Comparable bond price / (A)(D)	5 to 100 points	58 points / 65 points(4)
			Interest rate - Foreign exchange correlation / (A)(D)	3 to 63%	43% / 48%(4)
			Interest rate volatility skew /(A)(D)	24 to 50%	33% / 28%(4)
			Interest rate quanto correlation / (A)(D)	-11 to 34%	8% / 5%(4)
			Interest rate curve correlation / (A)(D)	46 to 92%	74% / 80%(4)
			Inflation volatility / (A)(D)	77 to 86%	81% / 80%(4)
Credit contracts	(147)	Comparable pricing	Cash synthetic basis / (C)(D)	2 to 5 points	4 points
			Comparable bond price / (C)(D)	0 to 75 points	27 points
		Correlation model(6)	Credit correlation / (B)	19 to 96%	56%
Foreign exchange contracts(5)	68	Option model	Comparable bond price / (A)(D)	5 to 100 points	58 points / 65 points(4)
			Interest rate quanto correlation / (A)(D)	-11 to 34%	8% / 5%(4)
			Interest rate curve correlation / (A)(D)	46 to 92%	74% / 80%(4)
			Interest rate - Foreign exchange correlation / (A)(D)	3 to 63%	43% / 48%(4)
			Interest rate volatility skew / (A)(D)	24 to 50%	33% / 28%(4)
			Interest rate curve / (A)(D)	0 to 1%	1% / 0%(4)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Equity contracts(5)	(831)	Option model	At the money volatility / (A)(D)	20 to 53%	31%
			Volatility skew / (A)(D)	-3 to 0%	-1%
			Equity - Equity correlation / (C)(D)	40 to 99%	69%
			Equity - Foreign exchange correlation / (C)(D)	-50 to 9%	-20%
			Equity - Interest rate correlation / (C)(D)	-4 to 70%	39% / 40%(4)
Commodity contracts	880	Option model	Forward power price / (C)(D)	$14 to $91 per Megawatt hour	$40 per Megawatt hour
			Commodity volatility / (A)(D)	11 to 30%	14%
			Cross commodity correlation /(C)(D)	34 to 99%	93%
Investments(3):
Principal investments	2,160	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	12%	12%
			Exit multiple / (A)(D)	9 times	9 times
		Discounted cash flow(6)	Capitalization rate / (C)(D)	5 to 13%	7%
			Equity discount rate / (C)(D)	10 to 30%	21%
		Market approach	EBITDA multiple / (A)	5 to 6 times	5 times
Other	538	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	7 to 10%	8%
			Exit multiple / (A)(D)	7 to 9 times	9 times
		Market approach(6)	EBITDA multiple / (A)	8 to 14 times	10 times
Liabilities
Securities sold under agreements to repurchase	$154	Discounted cash flow	Funding spread / (A)	92 to 97 basis points	95 basis points
Other secured financings	278	Comparable pricing(6)	Comparable bond price / (A)	99 to 102 points	101 points
		Discounted cash flow	Funding spread / (A)	97 basis points	97 basis points
Long-term borrowings	1,887	Option model	At the money volatility / (C)(D)	20 to 33%	26%
			Volatility skew / (A)(D)	-2 to 0%	0%
			Equity - Equity correlation / (A)(D)	50 to 70%	69%
			Equity - Foreign exchange correlation / (C)(D)	-60 to 0%	-23%

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 93 points would be 93% of par. A basis point equals 1/100th of 1%; for example, 487 basis points would equal 4.87%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 4 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for long-term borrowings and derivative instruments where inputs are weighted by risk.
(3)	Investments in funds measured using an unadjusted NAV are excluded.
(4)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	This is the predominant valuation technique for this major asset or liability class.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a description of significant unobservable inputs included in the June 30, 2014 and December 31, 2013 tables above for all major categories of assets and liabilities:

•

Comparable bond price—a pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond, then adjusting that yield (or spread) to derive a value for the bond. The adjustment to yield (or spread) should account for relevant differences in the bonds such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and bond being valued in order to establish the value of the bond. Additionally, as the probability of default increases for a given bond (i.e., as the bond becomes more distressed), the valuation of that bond will increasingly reflect its expected recovery level assuming default. The decision to use price-to-price or yield/spread comparisons largely reflects trading market convention for the financial instruments in question. Price-to-price comparisons are primarily employed for residential mortgage-backed securities, commercial mortgage-backed securities (“CMBS”), collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”), Other debt, interest rate contracts, foreign exchange contracts, Other secured financings, mortgage loans and distressed corporate bonds. Implied yield (or spread over a liquid benchmark) is utilized predominately for non-distressed corporate bonds, loans and credit contracts.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Interest rate curve—the term structure of interest rates (relationship between interest rates and the time to maturity) and a market’s measure of future interest rates at the time of observation. An interest rate curve is used to set interest rate and foreign exchange derivative cash flows and is a pricing input used in the discounting of any over-the-counter (“OTC”) derivative cash flow.

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

•

Funding spread—the difference between the general collateral rate (which refers to the rate applicable to a broad class of U.S. Treasury issuances) and the specific collateral rate (which refers to the rate applicable to a specific type of security pledged as collateral, such as a municipal bond). Repurchase agreements and certain other secured financings are discounted based on collateral curves. The curves are constructed as spreads over the corresponding overnight indexed swap (“OIS”) or LIBOR curves, with the short end of the curve representing spreads over the corresponding OIS curves and the long end of the curve representing spreads over LIBOR.

Fair Value of Investments That Calculate Net Asset Value.

The Company’s Investments measured at fair value were $6,793 million and $8,013 million at June 30, 2014 and December 31, 2013, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV at June 30, 2014 and December 31, 2013, respectively:

	At June 30, 2014		At December 31, 2013
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,555	$569	$2,531	$559
Real estate funds	1,820	104	1,643	124
Hedge funds(1):
Long-short equity hedge funds	470	—	469	—
Fixed income/credit-related hedge funds	73	—	82	—
Event-driven hedge funds	39	—	38	—
Multi-strategy hedge funds	162	3	220	3

Total	$5,119	$676	$4,983	$686

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a three-month period basis primarily with a notice period of 90 days or less. At June 30, 2014, approximately 39% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 43% is redeemable every six months and 18% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at June 30, 2014 is primarily greater than six months. At December 31, 2013, approximately 42% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 42% is redeemable every six months and 16% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2013 is primarily greater than six months.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At June 30, 2014, it was estimated that 6% of the fair value of the funds will be liquidated in the next five years, another 57% of the fair value of the funds will be liquidated between five to 10 years and the remaining 37% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At June 30, 2014, it was estimated that 4% of the fair value of the funds will be liquidated within the next five years, another 57% of the fair value of the funds will be liquidated between five to 10 years and the remaining 39% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-Short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 12% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily two years or less at June 30, 2014. Investments representing approximately 21% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily indefinite at June 30, 2014.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. Investments representing approximately 9% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at June 30, 2014.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At June 30, 2014, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At June 30, 2014, investments representing approximately 24% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at June 30, 2014. Investments representing approximately 19% of the fair value of the investments in multi-strategy hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at June 30, 2014.

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following table presents net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and six months ended June 30, 2014 and 2013, respectively:

	Trading Revenues	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended June 30, 2014
Federal funds sold and securities purchased under agreements to resell	$(1)	$2	$1
Commercial paper and other short-term borrowings(1)	(14)	—	(14)
Securities sold under agreements to repurchase	(5)	(1)	(6)
Long-term borrowings(1)	(678)	(174)	(852)

Six Months Ended June 30, 2014
Federal funds sold and securities purchased under agreements to resell	$(2)	$4	$2
Commercial paper and other short-term borrowings(1)	(37)	—	(37)
Securities sold under agreements to repurchase	(5)	(2)	(7)
Long-term borrowings(1)	(948)	(346)	(1,294)

Three Months Ended June 30, 2013
Federal funds sold and securities purchased under agreements to resell	$(2)	$2	$—
Deposits	16	(16)	—
Commercial paper and other short-term borrowings(2)	117	(1)	116
Securities sold under agreements to repurchase	9	(2)	7
Long-term borrowings(2)	1,116	(231)	885

Six Months Ended June 30, 2013
Federal funds sold and securities purchased under agreements to resell	$(1)	$3	$2
Deposits	30	(33)	(3)
Commercial paper and other short-term borrowings(2)	180	(2)	178
Securities sold under agreements to repurchase	5	(3)	2
Long-term borrowings(2)	1,207	(528)	679

(1)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for the quarter and six months ended June 30, 2014, $87 million and $213 million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.
(2)	Of the total gains (losses) recorded in Trading for short-term and long-term borrowings for the quarter and six months ended June 30, 2013, $175 million and $(142) million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the amounts in the above table, as discussed in Note 2 to the consolidated financial statements on Form 10-K, all of the instruments within Trading assets or Trading liabilities are measured at fair value, either through the election of the fair value option or as required by other accounting guidance. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

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

At June 30, 2014 and December 31, 2013, a breakdown of the short-term and long-term borrowings measured at fair value on a recurring basis by business unit responsible for risk-managing each borrowing is shown in the table below:

	Short-Term and Long-Term Borrowings
Business Unit	At June 30, 2014	At December 31, 2013

	(dollars in millions)
Interest rates	$15,514	$15,933
Equity	17,933	17,945
Credit and foreign exchange	2,393	2,561
Commodities	694	545

Total	$36,534	$36,984

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected:

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Short-term and long-term borrowings(1)	$87	$175	$213	$(142)
Loans(2)	126	55	128	115
Unfunded lending commitments(3)	13	81	27	215

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads and changes in other credit factors.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At June 30, 2014	At December 31, 2013
	(dollars in millions)
Short-term and long-term borrowings(1)	$(1,780)	$(2,409)
Loans(2)	16,952	17,248
Loans 90 or more days past due and/or on nonaccrual status(2)(3)	15,267	15,113

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in nonaccrual status, which includes all loans 90 or more days past due, was $1,604 million and $1,205 million at June 30, 2014 and December 31, 2013, respectively. The aggregate fair value of loans that were 90 or more days past due was $582 million and $655 million at June 30, 2014 and December 31, 2013, respectively.

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

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and six months ended June 30, 2014 and 2013, respectively.

Three Months and Six Months Ended June 30, 2014.

		Fair Value Measurements Using:
	Carrying Value at June 30, 2014(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended June 30, 2014(2)	Total Gains (Losses) for the Six Months Ended June 30, 2014(2)
	(dollars in millions)
Loans(3)	$2,390	$—	$1,999	$391	$(21)	$(7)
Other investments(4)	47	—	—	47	(3)	(25)
Premises, equipment and software costs(5)	—	—	—	—	(41)	(41)
Intangible assets(4)	—	—	—	—	—	(2)
Other assets(5)	—	—	—	—	—	(9)

Total	$2,437	$—	$1,999	$438	$(65)	$(84)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended June 30, 2014. These amounts do not include assets that had fair value adjustments during the six months ended June 30, 2014, unless the assets also had a fair value adjustment during the quarter ended June 30, 2014.
(2)	Fair value adjustments related to Loans and losses related to Other investments are recorded within Other revenues whereas losses related to Premises, equipment and software costs, Intangible assets and Other assets are recorded within Other expenses in the condensed consolidated statements of income.
(3)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(4)	Losses were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.
(5)	Losses were determined primarily using a default recovery analysis.

There were no significant liabilities measured at fair value on a non-recurring basis during the quarter and six months ended June 30, 2014.

Three Months and Six Months Ended June 30, 2013.

		Fair Value Measurements Using:
	Carrying Value at June 30, 2013(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended June 30, 2013(2)	Total Gains (Losses) for the Six Months Ended June 30, 2013(2)
	(dollars in millions)
Loans(3)	$1,511	$—	$1,254	$257	$(51)	$(77)
Other investments(4)	64	—	—	64	(5)	(20)
Premises, equipment and software costs(4)	—	—	—	—	(6)	(6)
Intangible assets(4)	25	—	—	25	(8)	(9)

Total	$1,600	$—	$1,254	$346	$(70)	$(112)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended June 30, 2013. These amounts do not include assets that had fair value adjustments during the six months ended June 30, 2013, unless the assets also had a fair value adjustment during the quarter ended June 30, 2013.
(2)	Losses are recorded within Other expenses in the condensed consolidated statements of income except for fair value adjustments related to Loans and losses related to Other investments, which are included in Other revenues.
(3)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(4)	Losses recorded were determined primarily using discounted cash flow models.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value at June 30, 2014 and December 31, 2013.

At June 30, 2014.

	At June 30, 2014		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$18,863	$18,863	$18,863	$—	$—
Interest bearing deposits with banks	22,022	22,022	22,022	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	44,713	44,713	44,713	—	—
Federal funds sold and securities purchased under agreements to resell	108,092	108,097	—	107,874	223
Securities borrowed	147,466	147,460	—	147,455	5
Customer and other receivables(1)	49,888	49,688	—	44,718	4,970
Loans(2)	55,260	56,072	—	14,577	41,495

Financial Liabilities:
Deposits	$117,695	$117,747	$—	$117,747	$—
Commercial paper and other short-term borrowings	468	468	—	468	—
Securities sold under agreements to repurchase	110,806	110,909	—	105,931	4,978
Securities loaned	30,808	30,833	—	29,831	1,002
Other secured financings	8,951	8,973	—	5,471	3,502
Customer and other payables(1)	175,183	175,183	—	175,183	—
Long-term borrowings	114,264	118,869	—	118,271	598

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Institutional Securities business segment, that are not carried at fair value at June 30, 2014 was $828 million, of which $652 million and $176 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $75.3 billion.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Available for Sale Securities.

The following tables present information about the Company’s available for sale securities (“AFS Securities”):

	At June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Available for sale debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$34,727	$78	$61	$—	$34,744
U.S. agency securities(1)	16,046	69	98	—	16,017

Total U.S. government and agency securities	50,773	147	159	—	50,761
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,387	—	75	—	2,312
Non-Agency	1,472	10	4	—	1,478
Auto loan asset-backed securities	2,080	2	1	—	2,081
Corporate bonds	3,533	13	18	—	3,528
Collateralized loan obligations	1,087	—	15	—	1,072
FFELP student loan asset-backed securities(2)	4,201	25	3	—	4,223

Total corporate and other debt	14,760	50	116	—	14,694

Total available for sale debt securities	65,533	197	275	—	65,455

Available for sale equity securities	15	4	—	—	19

Total	$65,548	$201	$275	$—	$65,474

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Available for sale debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$24,486	$51	$139	$—	$24,398
U.S. agency securities	15,813	26	234	—	15,605

Total U.S. government and agency securities	40,299	77	373	—	40,003
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,482	—	84	—	2,398
Non-Agency	1,333	1	18	—	1,316
Auto loan asset-backed securities	2,041	2	1	—	2,042
Corporate bonds	3,415	3	61	—	3,357
Collateralized loan obligations	1,087	—	20	—	1,067
FFELP student loan asset-backed securities(2)	3,230	12	8	—	3,234

Total corporate and other debt	13,588	18	192	—	13,414

Total available for sale debt securities	53,887	95	565	—	53,417

Available for sale equity securities	15	—	2	—	13

Total	$53,902	$95	$567	$—	$53,430

FFELP—Federal Family Education Loan Program

(1)	U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
(2)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in AFS Securities that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At June 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Available for sale debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$4,702	$2	$5,914	$59	$10,616	$61
U.S. agency securities	1,342	2	5,011	96	6,353	98

Total U.S. government and agency securities	6,044	4	10,925	155	16,969	159
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	9	—	1,975	75	1,984	75
Non-Agency	58	—	559	4	617	4
Auto loan asset-backed securities	553	1	—	—	553	1
Corporate bonds	413	2	1,351	16	1,764	18
Collateralized loan obligations	—	—	1,072	15	1,072	15
FFELP student loan asset-backed securities	273	—	520	3	793	3

Total corporate and other debt	1,306	3	5,477	113	6,783	116

Total available for sale debt securities	7,350	7	16,402	268	23,752	275

Total	$7,350	$7	$16,402	$268	$23,752	$275

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Available for sale debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$13,266	$139	$—	$—	$13,266	$139
U.S. agency securities	8,438	211	651	23	9,089	234

Total U.S. government and agency securities	21,704	350	651	23	22,355	373
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	958	15	1,270	69	2,228	84
Non-Agency	841	16	86	2	927	18
Auto loan asset-backed securities	557	1	85	—	642	1
Corporate bonds	2,350	52	383	9	2,733	61
Collateralized loan obligations	1,067	20	—	—	1,067	20
FFELP student loan asset-backed securities	1,388	7	76	1	1,464	8

Total corporate and other debt	7,161	111	1,900	81	9,061	192

Total available for sale debt securities	28,865	461	2,551	104	31,416	565

Available for sale equity securities	13	2	—	—	13	2

Total	$28,878	$463	$2,551	$104	$31,429	$567

Gross unrealized gains and losses are recorded in Accumulated other comprehensive income (loss), net of tax (“AOCI”).

As discussed in Note 2 to the consolidated financial statements on Form 10-K, AFS Securities with a current fair value less than their amortized cost are analyzed as part of the Company’s ongoing assessment of temporary

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

versus other-than-temporarily impaired at the individual security level. The unrealized losses reported above on available for sale debt securities are primarily due to rising long-term interest rates since those securities were purchased. While the securities in an unrealized loss position greater than twelve months have increased in 2014, the risk of credit loss is considered minimal because all of the Company’s agency securities as well as the Company’s asset-backed securities (“ABS”), CMBS and CLOs are highly rated and the Company’s corporate bonds are all investment grade. The Company does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. The Company does not expect to experience a credit loss on these securities based on consideration of the relevant information (as discussed in Note 2 to the consolidated financial statements on Form 10-K), including for U.S. government and agency securities, the existence of the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss position were not other-than-temporarily impaired at December 31, 2013 and June 30, 2014. For more information, see the Other-than-temporary impairment discussion in Note 2 to the consolidated financial statements on Form 10-K.

The following table presents the amortized cost and fair value of available for sale debt securities by contractual maturity dates at June 30, 2014:

At June 30, 2014	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
After 1 year through 5 years	33,592	33,598	0.7%
After 5 years through 10 years	1,135	1,146	2.2%

Total	34,727	34,744

U.S. agency securities:
After 1 year through 5 years	498	499	1.4%
After 5 years through 10 years	1,986	1,997	1.2%
After 10 years	13,562	13,521	1.4%

Total	16,046	16,017

Total U.S. government and agency securities	50,773	50,761	0.9%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
After 1 year through 5 years	746	743	0.9%
After 5 years through 10 years	371	367	1.0%
After 10 years	1,270	1,202	1.5%

Total	2,387	2,312

Non-Agency:
After 10 years	1,472	1,478	1.6%

Total	1,472	1,478

Auto loan asset-backed securities:
Due within 1 year	7	7	0.8%
After 1 year through 5 years	1,974	1,975	0.8%
After 5 years through 10 years	99	99	1.3%

Total	2,080	2,081

Corporate bonds:
Due within 1 year	162	162	0.9%
After 1 year through 5 years	2,858	2,856	1.3%
After 5 years through 10 years	513	510	2.6%

Total	3,533	3,528

Collateralized loan obligations:
After 10 years	1,087	1,072	1.4%

Total	1,087	1,072

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2014	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
FFELP student loan asset-backed securities:
After 1 year through 5 years	121	121	0.7%
After 5 years through 10 years	692	692	0.8%
After 10 years	3,388	3,410	0.9%

Total	4,201	4,223

Total corporate and other debt	14,760	14,694	1.2%

Total available for sale debt securities	$65,533	$65,455	1.0%

See Note 7 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan asset-backed securities, CLO and FFELP student loan asset-backed securities.

The following table presents information pertaining to sales of AFS Securities during the quarters and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Gross realized gains	$10	$35	$17	$41

Gross realized losses	$—	$1	$1	$3

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.

6.	Collateralized Transactions.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about the offsetting of these instruments and related collateral amounts. For information related to offsetting of derivatives, see Note 10.

	At June 30, 2014
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$161,761	$(52,805)	$108,956	$(104,989)	$3,967
Securities borrowed	154,219	(6,753)	147,466	(134,911)	12,555

Liabilities
Securities sold under agreements to repurchase	$164,225	$(52,805)	$111,420	$(85,821)	$25,599
Securities loaned	37,561	(6,753)	30,808	(29,188)	1,620

(1)	Amounts include $3.9 billion of Federal funds sold and securities purchased under agreements to resell, $8.9 billion of Securities borrowed, $25.4 billion of Securities sold under agreements to repurchase and $0.3 billion of Securities loaned, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

	At December 31, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$183,015	$(64,885)	$118,130	$(106,828)	$11,302
Securities borrowed	137,082	(7,375)	129,707	(113,339)	16,368

Liabilities
Securities sold under agreements to repurchase	$210,561	$(64,885)	$145,676	$(111,599)	$34,077
Securities loaned	40,174	(7,375)	32,799	(32,543)	256

(1)	Amounts include $11.1 billion of Federal funds sold and securities purchased under agreements to resell, $13.2 billion of Securities borrowed and $33.3 billion of Securities sold under agreements to repurchase, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

The Company also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the condensed consolidated statement of financial condition. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activity are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At June 30, 2014 and December 31, 2013, there were approximately $28.3 billion and $29.2 billion, respectively, of customer margin loans outstanding.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and certain equity-linked notes and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets (see Notes 7 and 9).

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

	At June 30, 2014	At December 31, 2013
	(dollars in millions)
Trading assets:
U.S. government and agency securities	$27,181	$21,589
Other sovereign government obligations	6,713	5,748
Corporate and other debt	7,564	7,388
Corporate equities	9,700	8,713

Total	$51,158	$43,438

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At June 30, 2014 and December 31, 2013, the total fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $558 billion and $533 billion, respectively, and the fair value of the portion that had been sold or repledged was $446 billion and $381 billion, respectively.

At June 30, 2014 and December 31, 2013, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At June 30, 2014	At December 31, 2013
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$44,713	$39,203
Securities(1)	17,119	15,586

Total	$61,832	$54,789

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Trading assets in the condensed consolidated statements of financial condition.

7.	Variable Interest Entities and Securitization Activities.

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

The Company’s variable interests in VIEs include debt and equity interests, commitments, guarantees, derivative instruments and certain fees. The Company’s involvement with VIEs arises primarily from:

•

Interests purchased in connection with market-making activities, securities held in its AFS Securities portfolio and retained interests held as a result of securitization activities, including re-securitization transactions.

•	Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•	Servicing of residential and commercial mortgage loans held by VIEs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present information at June 30, 2014 and December 31, 2013 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At June 30, 2014
	Mortgage and Asset-Backed Securitizations	Managed Real Estate Partnerships(1)	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$611	$262	$971	$1,409
VIE liabilities	$355	$5	$81	$—

(1)	On April 1, 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company.

	At December 31, 2013
	Mortgage and Asset-Backed Securitizations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$643	$2,313	$1,202	$1,294
VIE liabilities	$368	$42	$67	$175

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At June 30, 2014 and December 31, 2013, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements of $219 million and $1,771 million, respectively. The Company also had additional maximum exposure to losses of approximately $123 million and $101 million at June 30, 2014 and December 31, 2013, respectively. This additional exposure related primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at June 30, 2014 and December 31, 2013. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its AFS Securities portfolio (see Note 5):

	At June 30, 2014
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$187,500	$26,151	$3,091	$1,996	$17,250
Maximum exposure to loss:
Debt and equity interests(2)	$15,558	$2,890	$11	$1,125	$5,013
Derivative and other contracts	13	2	1,990	—	163
Commitments, guarantees and other	1,046	1,327	—	637	471

Total maximum exposure to loss	$16,617	$4,219	$2,001	$1,762	$5,647

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$15,558	$2,890	$11	$713	$5,013
Derivative and other contracts	13	2	4	—	61

Total carrying value of exposure to loss—Assets	$15,571	$2,892	$15	$713	$5,074

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$63
Commitments, guarantees and other	—	—	—	6	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$6	$63

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $28.9 billion of residential mortgages; $75.9 billion of commercial mortgages; $29.7 billion of U.S. agency collateralized mortgage obligations; and $53.0 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.4 billion of residential mortgages; $2.2 billion of commercial mortgages; $5.1 billion of U.S. agency collateralized mortgage obligations; and $6.8 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$177,153	$29,513	$3,079	$1,874	$10,119
Maximum exposure to loss:
Debt and equity interests(2)	$13,514	$2,498	$31	$1,142	$3,693
Derivative and other contracts	15	23	1,935	—	146
Commitments, guarantees and other	—	272	—	649	527

Total maximum exposure to loss	$13,529	$2,793	$1,966	$1,791	$4,366

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$13,514	$2,498	$31	$731	$3,693
Derivative and other contracts	15	3	4	—	53

Total carrying value of exposure to loss—Assets	$13,529	$2,501	$35	$731	$3,746

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$2	$—	$—	$57
Commitments, guarantees and other	—	—	—	7	—

Total carrying value of exposure to loss—Liabilities	$—	$2	$—	$7	$57

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $16.9 billion of residential mortgages; $78.4 billion of commercial mortgages; $31.5 billion of U.S. agency collateralized mortgage obligations; and $50.4 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.3 billion of residential mortgages; $2.0 billion of commercial mortgages; $5.3 billion of U.S. agency collateralized mortgage obligations; and $4.9 billion of other consumer or commercial loans.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $12.8 billion at June 30, 2014. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s AFS Securities portfolio (see Note

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5). Securities issued by securitization SPEs consisted of $1.0 billion of securities backed primarily by residential mortgage loans, $8.3 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.1 billion of securities backed by commercial mortgage loans, $0.5 billion of securities backed by CDOs or CLOs and $1.9 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or AFS Securities and are measured at fair value (see Note 4). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

The Company’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs), and as servicer in residential mortgage securitizations in the U.S. and Europe and commercial mortgage securitizations in Europe. Such activities are further described in Note 7 to the consolidated financial statements on Form 10-K.

Transfers of Assets with Continuing Involvement.

The following tables present information at June 30, 2014 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At June 30, 2014
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$26,895	$50,484	$18,772	$10,765
Retained interests (fair value):
Investment grade	$1	$26	$723	$—
Non-investment grade	75	38	—	1,146

Total retained interests (fair value)	$76	$64	$723	$1,146

Interests purchased in the secondary market (fair value):
Investment grade	$11	$41	$66	$350
Non-investment grade	55	28	—	62

Total interests purchased in the secondary market (fair value)	$66	$69	$66	$412

Derivative assets (fair value)	$1	$621	$—	$169
Derivative liabilities (fair value)	$—	$—	$—	$185

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At June 30, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$750	$—	$750
Non-investment grade	—	87	1,172	1,259

Total retained interests (fair value)	$—	$837	$1,172	$2,009

Interests purchased in the secondary market (fair value):
Investment grade	$—	$466	$2	$468
Non-investment grade	—	109	36	145

Total interests purchased in the secondary market (fair value)	$—	$575	$38	$613

Derivative assets (fair value)	$—	$649	$142	$791
Derivative liabilities (fair value)	$—	$179	$6	$185

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

In addition, in connection with its underwriting of CLO transactions for unaffiliated sponsors, in the six months ended June 30, 2014 and 2013, the Company sold to those SPEs, corporate loans with an unpaid principal balance of $1.1 billion and $1.6 billion, respectively.

Net gains on sale of assets in securitization transactions at the time of the sale were not material in the quarters and six months ended June 30, 2014 and 2013.

During the six months ended June 30, 2014 and 2013, the Company received proceeds from new securitization transactions of $9.6 billion and $13.0 billion, respectively. During the six months ended June 30, 2014 and 2013, the Company received proceeds from cash flows from retained interests in securitization transactions of $1.5 billion and $2.2 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. If the transfer fails to meet these criteria, that transfer of financial assets is treated as a failed sale. In such cases, the Company continues to recognize the assets in Trading assets, and the Company recognizes the associated liabilities in Other secured financings in the condensed consolidated statements of financial condition (see Note 9).

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

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At June 30, 2014		At December 31, 2013
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Credit-linked notes	$47	$37	$48	$41
Equity-linked transactions	33	28	40	35
Other	269	269	157	156

Mortgage Servicing Activities.

The Company services residential mortgage loans in the U.S. owned by SPEs sponsored by the Company. The Company generally holds retained interests in Company-sponsored SPEs. As of the quarter ended March 31, 2014, the Company no longer services residential and commercial mortgage loans in Europe.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. There were no allowances at June 30, 2014 and December 31, 2013. Advances at June 30, 2014 and December 31, 2013 totaled approximately $11 million and $110 million, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at June 30, 2014 and December 31, 2013:

	At June 30, 2014
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$—	$488	$—
Amounts past due 90 days or greater (unpaid principal balance)(1)	$—	$28	$—
Percentage of amounts past due 90 days or greater(1)	—	5.6%	—
Credit losses	$—	$1	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

	At December 31, 2013
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$785	$775	$4,114
Amounts past due 90 days or greater (unpaid principal balance)(1)	$66	$44	$—
Percentage of amounts past due 90 days or greater(1)	8.5%	5.6%	—
Credit losses	$1	$17	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

8.	Financing Receivables and Allowance for Credit Losses.

Loans.

The Company’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at lower of cost or fair value in the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s outstanding loans at June 30, 2014 and December 31, 2013 included the following:

	June 30, 2014			December 31, 2013
Loans by Product Type	Loans Held For Investment	Loans Held For Sale	Total Loans	Loans Held For Investment	Loans Held For Sale	Total Loans
	(dollars in millions)
Corporate loans	$18,777	$5,491	$24,268	$13,263	$6,168	$19,431
Consumer loans	14,306	—	14,306	11,577	—	11,577
Residential real estate loans	12,624	93	12,717	10,006	112	10,118
Wholesale real estate loans	3,061	1,046	4,107	1,855	49	1,904

Total loans, gross of allowance for loan losses	48,768	6,630	55,398	36,701	6,329	43,030
Allowance for loan losses	(138)	—	(138)	(156)	—	(156)

Total loans, net of allowance for loan losses(1)(2)	$48,630	$6,630	$55,260	$36,545	$6,329	$42,874

(1)	Amounts include loans that are made to non-U.S. borrowers of $7,053 million and $4,729 million at June 30, 2014 and December 31, 2013, respectively.
(2)	See Note 11 for further information related to unfunded lending commitments.

The above table does not include loans and lending commitments held at fair value that were recorded as Trading assets of $13,727 million and $12,612 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, loans and lending commitments held at fair value that were recorded as Trading assets consisted of $9,588 million of Corporate loans, $1,873 million of Residential real estate loans and $2,266 million of Wholesale real estate loans. At December 31, 2013, loans and lending commitments held at fair value that were recorded as Trading assets consisted of $9,774 million of Corporate loans, $1,434 million of Residential real estate loans and $1,404 million of Wholesale real estate loans. See Note 4 for further information regarding loans and lending commitments held at fair value that are recorded as Trading assets in the Company’s condensed consolidated statement of financial condition.

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

For a description of the Company’s loan portfolio and credit quality indicators utilized in its credit monitoring process, see Note 8 to the consolidated financial statements on Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present credit quality indicators for the Company’s loans held for investment, gross of allowance for loan losses, by product type, at June 30, 2014 and December 31, 2013.

	June 30, 2014
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$18,589	$14,306	$12,602	$3,061	$48,558
Special Mention	99	—	—	—	99
Substandard	82	—	22	—	104
Doubtful	7	—	—	—	7
Loss	—	—	—	—	—

Total loans	$18,777	$14,306	$12,624	$3,061	$48,768

	December 31, 2013
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$12,893	$11,577	$9,992	$1,829	$36,291
Special Mention	189	—	—	16	205
Substandard	174	—	14	—	188
Doubtful	7	—	—	10	17
Loss	—	—	—	—	—

Total loans	$13,263	$11,577	$10,006	$1,855	$36,701

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. As of June 30, 2014 and December 31, 2013, the Company’s TDRs were not significant. For further information on allowance for loan losses, see Note 2 to the consolidated financial statements on Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below provide details on impaired loans, past due loans and allowances for the Company’s held for investment loans:

	June 30, 2014
Loans by Product Type	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$5	$—	$—	$—	$5
Impaired loans without allowance(1)	6	—	10	—	16
Impaired loans unpaid principal balance	11	—	10	—	21
Past due 90 days loans and on nonaccrual	7	—	12	—	19

	December 31, 2013
Loans by Product Type	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$63	$—	$—	$10	$73
Impaired loans without allowance(1)	6	—	11	—	17
Impaired loans unpaid principal balance	69	—	11	10	90
Past due 90 days loans and on nonaccrual	7	—	11	10	28

	June 30, 2014
Loans by Region	Americas	EMEA	Asia-Pacific	Total
	(dollars in millions)
Impaired loans	$21	$—	$—	$21
Past due 90 days loans and on nonaccrual	19	—	—	19
Allowance for loan losses	107	25	6	138

	December 31, 2013
Loans by Region	Americas	EMEA	Asia-Pacific	Total
	(dollars in millions)
Impaired loans	$90	$—	$—	$90
Past due 90 days loans and on nonaccrual	28	—	—	28
Allowance for loan losses	123	28	5	156

EMEA—Europe, Middle East and Africa.

(1)	At June 30, 2014 and December 31, 2013, no allowance was outstanding for these loans as the fair value of the collateral held exceeded or equaled the carrying value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2013	$137	$1	$4	$14	$156
Gross charge-offs	—	—	—	(3)	(3)
Gross recoveries	—	—	—	—	—

Net charge-offs	—	—	—	(3)	(3)

Provision (release) for loan losses(1)	(20)	1	2	2	(15)

Balance at June 30, 2014	$117	$2	$6	$13	$138

Allowance for loan losses by impairment methodology:
Inherent	$115	$2	$6	$13	$136
Specific	2	—	—	—	2

Total allowance for loan losses at June 30, 2014	$117	$2	$6	$13	$138

Loans evaluated by impairment methodology(2):
Inherent	$18,766	$14,306	$12,614	$3,061	$48,747
Specific	11	—	10	—	21

Total loans evaluated at June 30, 2014	$18,777	$14,306	$12,624	$3,061	$48,768

Allowance for lending-related commitments:
Balance at December 31, 2013	$125	$—	$—	$2	$127
Provision for lending-related commitments(3)	30	—	—	—	30

Balance at June 30, 2014	$155	$—	$—	$2	$157

Allowance for lending-related commitments by impairment methodology:
Inherent	$155	$—	$—	$2	$157
Specific	—	—	—	—	—

Total allowance for lending-related commitments at June 30, 2014	$155	$—	$—	$2	$157

Lending-related commitments evaluated by impairment methodology(2):
Inherent	$69,331	$3,274	$249	$252	$73,106
Specific	—	—	—	—	—

Total lending-related commitments evaluated at June 30, 2014	$69,331	$3,274	$249	$252	$73,106

(1)	The Company recorded $14 million of provision for loan losses within Other revenues for the quarter ended June 30, 2014.
(2)	Balances are gross of the allowance.
(3)	The Company recorded $11 million of provision for lending-related commitments within Other non-interest expenses for the quarter ended June 30, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2012	$96	$3	$5	$2	$106
Gross charge-offs	(12)	—	(1)	(2)	(15)
Gross recoveries	—	—	—	—	—

Net charge-offs	(12)	—	(1)	(2)	(15)

Provision (release) for loan losses(1)	31	(2)	—	5	34

Balance at June 30, 2013	$115	$1	$4	$5	$125

Allowance for loan losses by impairment methodology:
Inherent	$113	$1	$4	$4	$122
Specific	2	—	—	1	3

Total allowance for loan losses at June 30, 2013	$115	$1	$4	$5	$125

Loans evaluated by impairment methodology(2):
Inherent	$11,154	$9,452	$7,594	$853	$29,053
Specific	16	—	8	10	34

Total loan evaluated at June 30, 2013	$11,170	$9,452	$7,602	$863	$29,087

Allowance for lending-related commitments:
Balance at December 31, 2012	$90	$—	$—	$1	$91
Provision for lending-related commitments(3)	29	—	—	—	29
Other	(10)	—	—	—	(10)

Balance at June 30, 2013	$109	$—	$—	$1	$110

Allowance for lending-related commitments by impairment methodology:
Inherent	$109	$—	$—	$1	$110
Specific	—	—	—	—	—

Total allowance for lending-related commitments at June 30, 2013	$109	$—	$—	$1	$110

Lending-related commitments evaluated by impairment methodology(2):
Inherent	$52,245	$1,657	$2,093	$258	$56,253
Specific	—	—	—	—	—

Total lending-related commitments evaluated at June 30, 2013	$52,245	$1,657	$2,093	$258	$56,253

(1)	The Company recorded $7 million of provision for loan losses within Other revenues for the quarter ended June 30, 2013.
(2)	Balances are gross of the allowance.
(3)	The Company recorded $17 million of provision for lending-related commitments within Other non-interest expenses for the quarter ended June 30, 2013.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At June 30, 2014, the Company had $5,116 million of employee loans, net of an allowance of approximately $128 million. At December 31, 2013, the Company had $5,487 million of employee loans, net of an allowance of approximately $109 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At June 30, 2014, the balance of these loans was $54 million, net of an allowance of approximately $46 million. At December 31, 2013, the balance of these loans was $100 million, net of an allowance of approximately $51 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

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

9.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At June 30, 2014	At December 31, 2013
	(dollars in millions)
Senior debt	$138,760	$139,451
Subordinated debt	5,847	9,275
Junior subordinated debentures	4,876	4,849

Total	$149,483	$153,575

During the six months ended June 30, 2014, the Company issued and reissued notes with a principal amount of approximately $14.8 billion. This amount included the Company’s issuances of $1.5 billion in senior debt on May 22, 2014, $3.0 billion in senior debt on April 28, 2014, $2.1 billion in senior debt on March 31, 2014 and $2.8 billion in senior debt on January 24, 2014. During the six months ended June 30, 2014, approximately $21.3 billion in aggregate long-term borrowings matured or were retired.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.6 years and 5.4 years at June 30, 2014 and December 31, 2013, respectively.

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

The Company’s other secured financings consisted of the following:

	At June 30, 2014	At December 31, 2013
	(dollars in millions)
Secured financings with original maturities greater than one year	$10,153	$9,750
Secured financings with original maturities one year or less	3,520	4,233
Failed sales(1)	334	232

Total(2)	$14,007	$14,215

(1)	For more information on failed sales, see Note 7.
(2)	Amounts include $5,056 million and $5,206 million at fair value at June 30, 2014 and December 31, 2013, respectively.

10.	Derivative Instruments and Hedging Activities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	At June 30, 2014
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$375,992	$(350,827)	$25,165	$(6,872)	$(61)	$18,232
Cleared OTC(4)	193,045	(190,651)	2,394	(9)	—	2,385
Exchange traded	33,736	(29,329)	4,407	—	—	4,407

Total derivative assets	$602,773	$(570,807)	$31,966	$(6,881)	$(61)	$25,024

Derivative liabilities
Bilateral OTC	$360,015	$(333,307)	$26,708	$(6,629)	$(81)	$19,998
Cleared OTC(4)	190,452	(188,449)	2,003	—	(7)	1,996
Exchange traded	36,042	(29,329)	6,713	(680)	—	6,033

Total derivative liabilities	$586,509	$(551,085)	$35,424	$(7,309)	$(88)	$28,027

(1)	Amounts include $6.5 billion of derivative assets and $6.6 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$404,352	$(378,459)	$25,893	$(8,785)	$(132)	$16,976
Cleared OTC(4)	267,057	(266,419)	638	—	—	638
Exchange traded	31,609	(25,673)	5,936	—	—	5,936

Total derivative assets	$703,018	$(670,551)	$32,467	$(8,785)	$(132)	$23,550

Derivative liabilities
Bilateral OTC	$386,199	$(361,059)	$25,140	$(5,365)	$(136)	$19,639
Cleared OTC(4)	266,559	(265,378)	1,181	—	(372)	809
Exchange traded	33,113	(25,673)	7,440	(651)	—	6,789

Total derivative liabilities	$685,871	$(652,110)	$33,761	$(6,016)	$(508)	$27,237

(1)	Amounts include $8.7 billion of derivative assets and $7.3 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of a derivative represents the amount at which the derivative could be exchanged in an orderly transaction between market participants and is further described in Note 2 to the consolidated financial statements on Form 10-K and Note 4.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at June 30, 2014 and December 31, 2013, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Trading Assets at June 30, 2014(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$344	$393	$653	$4,571	$(4,232)	$1,729	$1,693
AA	1,289	2,293	2,963	10,220	(10,871)	5,894	4,141
A	7,151	9,669	8,721	19,663	(37,360)	7,844	5,791
BBB	2,911	3,364	3,556	14,091	(15,646)	8,276	6,024
Non-investment grade	2,140	1,998	998	3,238	(4,619)	3,755	2,968

Total	$13,835	$17,717	$16,891	$51,783	$(72,728)	$27,498	$20,617

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Trading Assets at December 31, 2013(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$300	$752	$1,073	$3,664	$(3,721)	$2,068	$1,673
AA	2,687	3,145	3,377	9,791	(13,515)	5,485	3,927
A	7,382	8,428	9,643	17,184	(35,644)	6,993	4,970
BBB	2,617	3,916	3,228	13,693	(16,191)	7,263	4,870
Non-investment grade	2,053	2,980	1,372	2,922	(4,737)	4,590	2,174

Total	$15,039	$19,221	$18,693	$47,254	$(73,808)	$26,399	$17,614

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

	Derivative Assets At June 30, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$4,585	$584	$—	$5,169	$51,265	$16,018	$—	$67,283
Foreign exchange contracts	36	1	—	37	2,669	87	—	2,756

Total derivatives designated as accounting hedges	4,621	585	—	5,206	53,934	16,105	—	70,039

Derivatives not designated as accounting hedges(2):
Interest rate contracts	258,493	188,224	323	447,040	5,667,930	11,243,252	1,107,468	18,018,650
Credit contracts	30,265	4,084	—	34,349	995,043	176,754	—	1,171,797
Foreign exchange contracts	41,543	152	10	41,705	1,855,437	12,366	5,281	1,873,084
Equity contracts	25,934	—	30,234	56,168	315,020	—	475,564	790,584
Commodity contracts	14,909	—	3,169	18,078	123,282	—	144,224	267,506
Other	227	—	—	227	3,596	—	—	3,596

Total derivatives not designated as accounting hedges	371,371	192,460	33,736	597,567	8,960,308	11,432,372	1,732,537	22,125,217

Total derivatives	$375,992	$193,045	$33,736	$602,773	$9,014,242	$11,448,477	$1,732,537	$22,195,256
Cash collateral netting	(51,903)	(3,599)	—	(55,502)	—	—	—	—
Counterparty netting	(298,924)	(187,052)	(29,329)	(515,305)	—	—	—	—

Total derivative assets	$25,165	$2,394	$4,407	$31,966	$9,014,242	$11,448,477	$1,732,537	$22,195,256

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities At June 30, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$361	$242	$—	$603	$2,681	$9,380	$—	$12,061
Foreign exchange contracts	217	24	—	241	9,839	634	—	10,473

Total derivatives designated as accounting hedges	578	266	—	844	12,520	10,014	—	22,534

Derivatives not designated as accounting hedges(2):
Interest rate contracts	242,963	186,699	248	429,910	5,445,251	11,010,879	1,553,499	18,009,629
Credit contracts	30,061	3,329	—	33,390	922,310	137,642	—	1,059,952
Foreign exchange contracts	42,188	158	4	42,350	1,914,763	10,779	8,673	1,934,215
Equity contracts	30,650	—	31,999	62,649	342,015	—	475,985	818,000
Commodity contracts	13,515	—	3,791	17,306	118,521	—	124,839	243,360
Other	60	—	—	60	4,896	—	—	4,896

Total derivatives not designated as accounting hedges	359,437	190,186	36,042	585,665	8,747,756	11,159,300	2,162,996	22,070,052

Total derivatives	$360,015	$190,452	$36,042	$586,509	$8,760,276	$11,169,314	$2,162,996	$22,092,586
Cash collateral netting	(34,383)	(1,397)	—	(35,780)	—	—	—	—
Counterparty netting	(298,924)	(187,052)	(29,329)	(515,305)	—	—	—	—

Total derivative liabilities	$26,708	$2,003	$6,713	$35,424	$8,760,276	$11,169,314	$2,162,996	$22,092,586

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $524 billion and $1,073 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $627 million and $64 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Assets At December 31, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$4,729	$287	$—	$5,016	$54,696	$14,685	$—	$69,381
Foreign exchange contracts	236	—	—	236	6,694	—	—	6,694

Total derivatives designated as accounting hedges	4,965	287	—	5,252	61,390	14,685	—	76,075

Derivatives not designated as accounting hedges(2):
Interest rate contracts	262,697	261,348	291	524,336	6,206,450	11,854,610	856,137	18,917,197
Credit contracts	39,054	5,292	—	44,346	1,244,004	240,781	—	1,484,785
Foreign exchange contracts	61,383	130	52	61,565	1,818,429	9,634	9,783	1,837,846
Equity contracts	26,104	—	28,001	54,105	294,524	—	437,842	732,366
Commodity contracts	10,106	—	3,265	13,371	144,981	—	139,433	284,414
Other	43	—	—	43	3,198	—	—	3,198

Total derivatives not designated as accounting hedges	399,387	266,770	31,609	697,766	9,711,586	12,105,025	1,443,195	23,259,806

Total derivatives	$404,352	$267,057	$31,609	$703,018	$9,772,976	$12,119,710	$1,443,195	$23,335,881
Cash collateral netting	(48,540)	(3,462)	—	(52,002)	—	—	—	—
Counterparty netting	(329,919)	(262,957)	(25,673)	(618,549)	—	—	—	—

Total derivative assets	$25,893	$638	$5,936	$32,467	$9,772,976	$12,119,710	$1,443,195	$23,335,881

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities At December 31, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$570	$614	$—	$1,184	$2,642	$12,667	$—	$15,309
Foreign exchange contracts	258	5	—	263	5,970	503	—	6,473

Total derivatives designated as accounting hedges	828	619	—	1,447	8,612	13,170	—	21,782

Derivatives not designated as accounting hedges(2):
Interest rate contracts	244,906	261,011	228	506,145	6,035,757	11,954,325	1,067,894	19,057,976
Credit contracts	37,835	4,791	—	42,626	1,099,483	213,900	—	1,313,383
Foreign exchange contracts	61,635	138	23	61,796	1,897,400	10,505	3,106	1,911,011
Equity contracts	31,483	—	29,412	60,895	341,232	—	464,622	805,854
Commodity contracts	9,436	—	3,450	12,886	138,784	—	120,556	259,340
Other	76	—	—	76	4,659	—	—	4,659

Total derivatives not designated as accounting hedges	385,371	265,940	33,113	684,424	9,517,315	12,178,730	1,656,178	23,352,223

Total derivatives	$386,199	$266,559	$33,113	$685,871	$9,525,927	$12,191,900	$1,656,178	$23,374,005
Cash collateral netting	(31,139)	(2,422)	—	(33,561)	—	—	—	—
Counterparty netting	(329,920)	(262,956)	(25,673)	(618,549)	—	—	—	—

Total derivative liabilities	$25,140	$1,181	$7,440	$33,761	$9,525,927	$12,191,900	$1,656,178	$23,374,005

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $426 billion and $729 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $879 million and $27 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters ended June 30, 2014 and 2013, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,

Product Type	2014	2013	2014	2013
	(dollars in millions)
Derivatives	$621	$(2,247)	$931	$(3,119)
Borrowings	(320)	2,629	(328)	3,791

Total	$301	$382	$603	$672

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Type	2014	2013	2014	2013
	(dollars in millions)
Foreign exchange contracts(1)	$(109)	$230	$(176)	$539

Total	$(109)	$230	$(176)	$539

(1)	Losses of $52 million and $97 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and six months ended June 30, 2014, respectively. Losses of $36 million and $68 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and six months ended June 30, 2013, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters and six months ended June 30, 2014 and 2013, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2014	2013	2014	2013
	(dollars in millions)
Interest rate contracts	$(679)	$(65)	$(2,033)	$75
Credit contracts	(354)	253	(197)	174
Foreign exchange contracts	567	1,485	1,591	2,036
Equity contracts	(1,918)	(301)	(2,077)	(3,361)
Commodity contracts	(53)	880	472	1,303
Other contracts	49	(42)	145	(44)

Total derivative instruments	$(2,388)	$2,210	$(2,099)	$183

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading revenues in the condensed consolidated statements of income.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading revenues in the condensed consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $3 million and $32 million at June 30, 2014 and December 31, 2013, respectively, and a notional value of $2,137 million and $2,140 million at June 30, 2014 and December 31, 2013, respectively. The Company recognized losses of $18 million and $28 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2014, respectively. The gains and losses recognized by the Company related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2013 were not material.

At June 30, 2014 and December 31, 2013, the amount of payables associated with cash collateral received that was netted against derivative assets was $55.5 billion and $52.0 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $35.8 billion and $33.6 billion, respectively. Cash collateral receivables and payables of $12 million and $43 million, respectively, at June 30, 2014 and $10 million and $13 million, respectively, at December 31, 2013, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At June 30, 2014, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $20,081 million, for which the Company has posted collateral of $18,678 million, in the normal course of business. The additional collateral or termination payments which may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). At June 30, 2014, for such OTC trading agreements, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,471 million and an incremental $2,795 million, respectively. Of these amounts, $2,954 million at June 30, 2014 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at June 30, 2014 and December 31, 2013:

	At June 30, 2014
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$648,859	$(10,923)	$615,380	$9,916
Index and basket credit default swaps	351,597	(3,298)	268,988	2,577
Tranched index and basket credit default swaps	118,391	(3,580)	228,534	4,349

Total	$1,118,847	$(17,801)	$1,112,902	$16,842

	At December 31, 2013
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$799,838	$(9,349)	$758,536	$8,564
Index and basket credit default swaps	454,355	(3,756)	361,961	2,827
Tranched index and basket credit default swaps	146,597	(3,889)	276,881	3,883

Total	$1,400,790	$(16,994)	$1,397,378	$15,274

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at June 30, 2014:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,971	$10,826	$8,984	$1,066	$22,847	$(140)
AA	8,494	25,308	20,454	4,356	58,612	(850)
A	31,078	54,880	31,923	4,126	122,007	(2,598)
BBB	67,458	124,313	82,750	18,451	292,972	(4,973)
Non-investment grade	37,875	69,616	39,851	5,079	152,421	(2,362)

Total	146,876	284,943	183,962	33,078	648,859	(10,923)

Index and basket credit default swaps(3):
AAA	24,880	29,124	13,897	2,193	70,094	(1,209)
AA	2,421	5,761	4,162	3,752	16,096	(436)
A	1,105	2,011	10,446	31	13,593	(352)
BBB	43,058	58,434	100,581	7,328	209,401	(3,903)
Non-investment grade	33,875	94,508	22,163	10,258	160,804	(978)

Total	105,339	189,838	151,249	23,562	469,988	(6,878)

Total credit default swaps sold	$252,215	$474,781	$335,211	$56,640	$1,118,847	$(17,801)

Other credit contracts(4)(5)	$51	$520	$441	$631	$1,643	$(479)

Total credit derivatives and other credit contracts	$252,266	$475,301	$335,652	$57,271	$1,120,490	$(18,280)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $880 billion and $1,116 billion at June 30, 2014 and December 31, 2013, respectively, compared with a notional amount of approximately $994 billion and $1,252 billion at June 30, 2014 and December 31, 2013, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending at June 30, 2014 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at June 30, 2014
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$372	$1	$—	$2	$375
Investment activities	519	69	31	425	1,044
Primary lending commitments—investment grade(1)	17,936	13,637	36,263	572	68,408
Primary lending commitments—non-investment grade(1)	808	5,131	13,610	4,542	24,091
Secondary lending commitments(2)	50	41	37	181	309
Commitments for secured lending transactions	2,185	419	25	9	2,638
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	57,860	—	—	—	57,860
Commercial and residential mortgage-related commitments	4	92	394	301	791
Underwriting commitments	872	—	—	—	872
Other lending commitments	3,524	826	224	179	4,753

Total	$84,130	$20,216	$50,584	$6,211	$161,141

(1)	This amount includes $54.1 billion of investment grade and $13 billion of non-investment grade unfunded commitments accounted for as held for investment and $10.4 billion of investment grade and $9.5 billion of non-investment grade unfunded commitments accounted for as held for sale at June 30, 2014. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the condensed consolidated statements of financial condition (see Note 4).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to June 30, 2014 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at June 30, 2014, $55.2 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $0.6 billion.

For further description of these commitments, refer to Note 13 to the consolidated financial statements on Form 10-K.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

client investment, except that the Company may waive or lower applicable fees and charges for its employees. The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investment funds.

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at June 30, 2014:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$252,215	$474,781	$335,211	$56,640	$1,118,847	$(17,801)	$—
Other credit contracts	51	520	441	631	1,643	(479)	—
Non-credit derivative contracts(1)	1,330,774	872,496	320,305	544,009	3,067,584	52,489	—
Standby letters of credit and other financial guarantees issued(2)	848	729	1,135	5,747	8,459	(246)	7,133
Market value guarantees	9	80	82	530	701	6	93
Liquidity facilities	2,383	—	—	—	2,383	(4)	3,314
Whole loan sales representations and warranties	—	—	—	23,677	23,677	34	—
Securitization representations and warranties	—	—	—	65,941	65,941	81	—
General partner guarantees	63	18	75	305	461	73	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.
(2)	Approximately $2.0 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Trading assets or Trading liabilities in the condensed consolidated statements of financial condition.

For further description of these guarantees, refer to Note 13 to the consolidated financial statements on Form 10-K.

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

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending the proceeds to the Company in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Capital Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Capital Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the condensed consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 11 to the consolidated financial statements on Form 10-K for details on the Company’s junior subordinated debentures.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During July 2014, the Company agreed in principle to settle three litigation matters asserting claims on behalf of certain classes of investors. These matters are In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, In re IndyMac Mortgage-Backed Securities Litigation and Ge Dandong, et al. v. Pinnacle Performance Ltd., all of which are pending in the United States District Court for the Southern District of New York (the “SDNY”). The Company has accrued the full cost of these settlements as of June 30, 2014. However, the agreements in principle have not yet been memorialized in formal settlement agreements, and the settlements will be subject to certain contingencies including court approval.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933 claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. The Company is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The Company filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. The Company filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against the Company with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 8, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. On October 9, 2012, the Company filed a motion to dismiss the complaint. On August 16, 2013, the court granted in part and denied in part the Company’s motion to dismiss the complaint. On September 17, 2013, the Company filed its answer to the complaint. On September 26, 2013, and October 7, 2013, the Company and the plaintiffs, respectively, filed notices of appeal with respect to the court’s August 16, 2013 decision. The plaintiff is seeking, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $527 million, plus pre- and post-judgment interest, fees and costs.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, the Company filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

12.	Regulatory Requirements.

Morgan Stanley.    The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency establishes similar capital requirements and standards for the Company’s U.S. bank operating subsidiaries MSBNA and MSPBNA (“U.S. Banks”).

Minimum Capital Ratio Requirements.    In 2014, as a result of the U.S. Basel III phase-in provisions, the Company is subject to a minimum Common Equity Tier 1 risk-based capital ratio of 4.0%, a minimum Tier 1 risk-based capital ratio of 5.5%, and a minimum Total risk-based capital ratio of 8.0%. The Company is also subject to a minimum Tier 1 leverage ratio, defined as the ratio of Tier 1 capital to average total on-balance sheet assets (subject to certain adjustments), of 4.0%. Beginning on January 1, 2018, the Company will also be subject

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to a minimum supplementary leverage ratio of 3%, and must maintain a buffer of greater than 2% (for a total of greater than 5%) to avoid restrictions on the Company’s ability to make capital distributions and to pay discretionary bonuses to executive officers.

Under U.S. Basel III, the Company is subject, on a fully phased-in basis, to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum Total risk-based capital ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. The Company will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer on a fully phased-in basis by 2019. The capital conservation buffer and, if deployed, the countercyclical buffer apply to each of the Common Equity Tier 1, Tier 1 and Total Capital ratios. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of the Company’s common stock, and to pay discretionary bonuses to the Company’s executive officers.

Calculation of Risk-based Capital Ratios.    On February 21, 2014, the Federal Reserve and the OCC approved the Company’s and the Company’s U.S. Banks’ completion of the parallel run process under the Advanced Approach framework. As Advanced Approach banking organizations, the Company and the Company’s U.S. Banks are required to compute risk-based capital ratios using both (i) a Standardized Approach, represented as U.S. Basel I as supplemented by Basel 2.5 for calendar year 2014 and beginning in 2015, the U.S. Basel III Standardized Approach for calculating credit and market risk-weighted assets (“RWAs”); and (ii) after completing the parallel run process, an advanced internal ratings-based approach for calculating credit RWAs and advanced measurement approaches for calculating operational RWAs, as supplemented by advanced market RWAs calculated under U.S. Basel III (the “Advanced Approach”).

To implement a provision of the Dodd-Frank Act, U.S. Basel III subjects Advanced Approach banking organizations, such as the Company and the Company’s U.S. Banks, to a permanent “capital floor.” The capital floor is based on the lower of the capital ratios calculated under either the Advanced Approach or a Standardized Approach, represented as U.S. Basel I as supplemented by Basel 2.5 for calendar year 2014 and, beginning on January 1, 2015, the U.S. Basel III Standardized Approach.

The Company’s Regulatory Capital and Capital Ratios.    The methods for calculating each of the Company’s risk-based capital ratios will change as U.S. Basel III’s revisions to the numerator and denominator are phased-in and as the Company begins calculating RWAs using the Advanced Approach and the Standardized Approach. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile. Beginning with the second quarter of 2014, the Company and its U.S. Banks’ risk-based capital ratios for regulatory purposes are the lower of each ratio calculated using RWAs under U.S. Basel I as supplemented by Basel 2.5 and the Advanced Approach. At June 30, 2014, the Company’s risk-based capital ratios were lower under the Advanced Approach transitional rules; however, the risk-based capital ratios for the Company’s U.S. Banks were lower under U.S. Basel I as supplemented by Basel 2.5.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s capital measures at June 30, 2014 and December 31, 2013.

	At June 30, 2014		At December 31, 2013
	U.S. Basel III Transitional/ Advanced Approach		U.S. Basel I(1)
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Common Equity Tier 1 capital and Tier 1 common capital	$58,144	13.9%	$49,917	12.8%
Tier 1 capital	64,533	15.4%	61,007	15.7%
Total capital	72,787	17.4%	66,000	16.9%
RWAs	418,054	—	389,675	—
Adjusted average assets(2)	824,662	—	805,838	—
Tier 1 leverage	—	7.8%	—	7.6%

(1)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s Total capital, Tier 1 capital, Tier 1 common capital and Tier 1 leverage ratios and RWAs at December 31, 2013 were calculated under this framework.
(2)	Average total on-balance sheet assets subject to certain adjustments in accordance with U.S. Basel I rules for the quarter ended December 31, 2013 and U.S. Basel III rules for the quarter ended June 30, 2014.

The Company’s U.S. Banks.    The Company’s U.S. Banks are subject to various regulatory capital requirements as administered by U.S. federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s U.S. Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s U.S. Banks must meet specific capital guidelines that involve quantitative measures of the Company’s U.S. Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

At June 30, 2014, the Company’s U.S. Banks had met all capital adequacy requirements to which they are subject to and exceeded all regulatory mandated and targeted minimum regulatory capital requirements to be well-capitalized. There are no conditions or events that management believes have changed the Company’s U.S. Banks’ category.

The table below sets forth the capital information for the Company’s U.S. Banks.

	At June 30, 2014		At December 31, 2013
	U.S. Basel III Transitional/ Basel I + 2.5 Approach		U.S. Basel I(1)(2)
	Balance	Ratio	Balance	Ratio
	(dollars in millions)
Common Equity Tier 1 capital (to RWAs):
MSBNA	$11,604	13.0%	N/A	N/A
MSPBNA	$2,226	22.0%	N/A	N/A
Tier 1 capital (to RWAs):
MSBNA	$11,604	13.0%	$11,086	14.6%
MSPBNA	$2,226	22.0%	$2,177	26.5%
Total capital (to RWAs):
MSBNA	$13,279	14.8%	$12,749	16.8%
MSPBNA	$2,244	22.1%	$2,184	26.6%
Tier 1 leverage:
MSBNA	$11,604	10.5%	$11,086	10.8%
MSPBNA	$2,226	10.2%	$2,177	9.7%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N/A—Not Applicable

(1)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s U.S. Banks’ Total capital, Tier 1 capital and Tier 1 leverage ratios and RWAs at December 31, 2013 were calculated under this framework.
(2)	The December 31, 2013 ratios of MSBNA have been restated to reflect certain amendments to its regulatory reports.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain a capital ratio of Common Equity Tier 1 capital to RWAs of 6.5%, a capital ratio of Tier 1 capital to RWAs of 8%, a ratio of total capital to RWAs of 10%, and a ratio of Tier 1 capital to average total assets (leverage ratio) of 5%. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At June 30, 2014 and December 31, 2013, the Company’s U.S. Banks maintained capital at levels in excess of the universally mandated well-capitalized levels. The Company’s U.S. Banks maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the U.S. Commodity Futures Trading Commission (the “CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $9,108 million and $7,201 million at June 30, 2014 and December 31, 2013, respectively, which exceeded the amount required by $7,463 million and $5,627 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At June 30, 2014, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB LLC is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, FINRA and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $4,511 million and $3,489 million at June 30, 2014 and December 31, 2013, respectively, which exceeded the amount required by $4,336 million and $3,308 million, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Total Equity

Morgan Stanley Shareholders’ Equity.

At June 30, 2014, the Company had approximately $0.8 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases under the Company’s existing authorized program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

During the quarter and six months ended June 30, 2013, the Company did not repurchase common stock as part of its share repurchase program. In July 2013, the Company received no objection from the Federal Reserve to repurchase through March 31, 2014 up to $500 million of the Company’s outstanding common stock under rules relating to annual capital distributions. In March 2014, the Company received no objection from the Federal Reserve to the Company’s 2014 capital plan, which included a share repurchase of up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015, as well as an increase in the Company’s quarterly common stock dividend to $0.10 per share from $0.05 per share, beginning with the dividend declared on April 17, 2014. During the quarter and six months ended June 30, 2014, the Company repurchased approximately $284 million and $434 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program.

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

Series G Preferred Stock.    On April 29, 2014, the Company issued 20,000,000 Depositary Shares, for an aggregate price of $500 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual 6.625% Non-Cumulative Preferred Stock, Series G, $0.01 par value (“Series G Preferred Stock”). The Series G Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series G Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series G Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $494 million.

Series H Preferred Stock.    On April 29, 2014, the Company issued 1,300,000 Depositary Shares, for an aggregate price of $1,300 million. Each Depositary Share represents a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H, $0.01 par value (“Series H Preferred Stock”). The Series H Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $1,000 per Depositary Share). The Series H Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series H Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $1,294 million.

Accumulated Other Comprehensive Income (Loss).

The following table presents changes in AOCI by component, net of noncontrolling interests, in the quarter ended June 30, 2014 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at March 31, 2014	$(218)	$—	$(208)	$(542)	$(968)

Other comprehensive income before reclassifications	68	—	168	2	238
Amounts reclassified from AOCI	—	1	(6)	2	(3)

Net other comprehensive income during the period	68	1	162	4	235

Balance at June 30, 2014	$(150)	$1	$(46)	$(538)	$(733)

The Company had no significant reclassifications out of AOCI for the quarter ended June 30, 2014.

The following table presents changes in AOCI by component, net of noncontrolling interests, in the quarter ended June 30, 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at March 31, 2013	$(276)	$(4)	$124	$(538)	$(694)

Other comprehensive income (loss) before reclassifications	(144)	—	(322)	5	(461)
Amounts reclassified from AOCI	—	1	(20)	5	(14)

Net other comprehensive income (loss) during the period	(144)	1	(342)	10	(475)

Balance at June 30, 2013	$(420)	$(3)	$(218)	$(528)	$(1,169)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had no significant reclassifications out of AOCI for the quarter ended June 30, 2013.

The following table presents changes in AOCI by component, net of noncontrolling interests, in the six months ended June 30, 2014 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2013	$(266)	$(1)	$(282)	$(544)	$(1,093)

Other comprehensive income before reclassifications	116	—	246	2	364
Amounts reclassified from AOCI	—	2	(10)	4	(4)

Net other comprehensive income during the period	116	2	236	6	360

Balance at June 30, 2014	$(150)	$1	$(46)	$(538)	$(733)

The Company had no significant reclassifications out of AOCI for the six months ended June 30, 2014.

The following table presents changes in AOCI by component, net of noncontrolling interests, in the six months ended June 30, 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2012	$(123)	$(5)	$151	$(539)	$(516)

Other comprehensive loss before reclassifications	(297)	—	(347)	2	(642)
Amounts reclassified from AOCI	—	2	(22)	9	(11)

Net other comprehensive income (loss) during the period	(297)	2	(369)	11	(653)

Balance at June 30, 2013	$(420)	$(3)	$(218)	$(528)	$(1,169)

The Company had no significant reclassifications out of AOCI for the six months ended June 30, 2013.

Nonredeemable Noncontrolling Interests.

The reduction in nonredeemable noncontrolling interests from December 31, 2013 primarily reflects a decrease of $1.6 billion related to the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company and distributions of $166 million related to MSMS.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing earnings (loss) applicable to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2 to the consolidated financial statements on Form 10-K). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic EPS:
Income from continuing operations	$1,918	$1,222	$3,463	$2,472
Income (loss) from discontinued operations	(1)	(31)	38	(50)

Net income	1,917	1,191	3,501	2,422
Net income applicable to redeemable noncontrolling interests	—	100	—	222
Net income applicable to nonredeemable noncontrolling interests	18	111	97	258

Net income applicable to Morgan Stanley	1,899	980	3,404	1,942
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(22)	(22)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)	(26)	(26)
Less: Preferred dividends (Series E Preferred Stock)	(16)	—	(31)	—
Less: Preferred dividends (Series F Preferred Stock)	(14)	—	(29)	—
Less: Preferred dividends (Series G Preferred Stock)	(7)	—	(7)	—
Less: Preferred dividends (Series H Preferred Stock)	(15)	—	(15)	—
Less: Wealth Management JV redemption value adjustment (see Note 3)	—	(151)	—	(151)
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(3)	(2)	(5)	(4)

Earnings applicable to Morgan Stanley common shareholders	$1,820	$803	$3,269	$1,739

Weighted average common shares outstanding	1,928	1,908	1,926	1,904

Earnings per basic common share:
Income from continuing operations	$0.94	$0.44	$1.68	$0.94
Income (loss) from discontinued operations	—	(0.02)	0.02	(0.03)

Earnings per basic common share	$0.94	$0.42	$1.70	$0.91

Diluted EPS:
Earnings applicable to Morgan Stanley common shareholders	$1,820	$803	$3,269	$1,739
Weighted average common shares outstanding	1,928	1,908	1,926	1,904
Effect of dilutive securities:
Stock options and RSUs(1)	41	43	43	42

Weighted average common shares outstanding and common stock equivalents	1,969	1,951	1,969	1,946

Earnings per diluted common share:
Income from continuing operations	$0.92	$0.43	$1.64	$0.92
Income (loss) from discontinued operations	—	(0.02)	0.02	(0.03)

Earnings per diluted common share	$0.92	$0.41	$1.66	$0.89

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
Number of Antidilutive Securities Outstanding at End of Period:	2014	2013	2014	2013
	(shares in millions)
RSUs and performance-based stock units	3	4	3	4
Stock options	13	36	13	36

Total	16	40	16	40

15.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Interest income(1):
Trading assets(2)	$528	$613	$1,029	$1,217
AFS Securities	150	110	288	206
Loans	358	278	730	522
Interest bearing deposits with banks	24	25	59	51
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(3)(4)	(127)	(81)	(136)	(33)
Other	317	323	623	649

Total interest income	$1,250	$1,268	$2,593	$2,612

Interest expense(1):
Deposits	$17	$41	$30	$82
Commercial paper and other short-term borrowings	2	5	2	14
Long-term debt	930	917	1,865	1,877
Securities sold under agreements to repurchase and Securities loaned(4)(5)	303	371	629	777
Other	(269)	(270)	(508)	(524)

Total interest expense	$983	$1,064	$2,018	$2,226

Net interest	$267	$204	$575	$386

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.
(3)	Includes fees paid on securities borrowed.
(4)	During the fourth quarter of 2013, the Company identified that certain fees paid on securities borrowed which had been reported within Interest expense should have been reported within Interest income and that certain fees received on securities loaned which had been reported within Interest income should have been reported within Interest expense. The 2013 Form 10-K reflected the adjusted classification on a full year basis. To correct the corresponding 2013 quarterly periods to conform to the Form 10-K presentation, “Securities sold under agreements to repurchase and Securities loaned” and “Federal funds sold and securities purchased under agreements to resell and Securities borrowed” were reduced by $147 million and $191 million for the quarter and six months ended June 30, 2013, respectively. This adjustment had no impact on net interest income.
(5)	Includes fees received on securities loaned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

The components of the Company’s net periodic benefit expense for its pension and other postretirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Service cost, benefits earned during the period	$6	$7	$12	$14
Interest cost on projected benefit obligation	40	39	80	78
Expected return on plan assets	(27)	(29)	(55)	(57)
Net amortization of prior service cost (credit)	(3)	(3)	(6)	(7)
Net amortization of actuarial loss	6	10	12	20

Net periodic benefit expense	$22	$24	$43	$48

17.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the U.K., and in states in which the Company has significant business operations, such as New York. The Company is currently under review by the IRS Appeals Office for the remaining issues covering tax years 1999 – 2005. Also, the Company has substantially completed the IRS field examination for the audit of tax years 2006 – 2008, and is currently at various levels of field examination with respect to audits by New York State and New York City for tax years 2007 – 2009. During 2014, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate, the condensed consolidated statements of financial condition or the condensed consolidated statements of income.

The Company’s effective tax rate from continuing operations for the quarter and six months ended June 30, 2014 included a discrete net tax benefit of $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of the IRS field examination referred to above. Excluding this discrete net tax benefit, the effective tax rate from continuing operations for the quarter and six months ended June 30, 2014 would have been 32.3% and 33.0%, respectively. Additionally, as a result of this remeasurement, the total amount of unrecognized tax benefits decreased by $1.6 billion to $2.5 billion at June 30, 2014, of which, approximately $0.9 billion (net of federal benefit of state items, competent authority and foreign tax credit offsets) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months related to certain tax authority examinations referred to above. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and impact on the effective tax rate over the next 12 months.

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2013 included a discrete tax benefit of $81 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”). The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside of the U.S. until such income is repatriated to the U.S. as a dividend. Additionally, the Company’s effective tax rate from continuing operations for the six months ended June 30, 2013 included a discrete net tax benefit of $61 million associated with remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. Excluding these discrete net tax benefits, the effective tax rate in the six months ended June 30, 2013 would have been 31.4%.

Investments in Qualified Affordable Housing Projects.    In January 2014, the FASB issued an update providing guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. This guidance permits the Company to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the investment amortization in the consolidated statement of income as a component of Provision for (benefit from) income taxes. As a practical expedient, an investor is permitted to amortize the initial cost of the investment in proportion to only the tax credits allocated to the investor if the investor reasonably expects that doing so would produce a measurement that is substantially similar. This guidance is effective for the Company beginning January 1, 2015, with earlier application permitted.

The Company made the accounting policy election described above and early-adopted the guidance with an effective date of April 1, 2014. As a result of adopting the guidance, the Company made retrospective adjustments to remove from Other revenues previously recorded losses recognized under the equity method of accounting and record the amortization expense computed under the proportional amortization method to Provision for (benefit from) income taxes for all prior periods presented. The impact of early adoption on retained earnings was immaterial. The Company removed $(18) million from Other revenues and recorded $18 million to Provision for (benefit from) income taxes in the quarter ended March 31, 2014. Also, the Company removed $(18) million and $(37) million from Other revenues and recorded $18 million and $37 million to Provision for (benefit from) income taxes in the quarter ended March 31, 2013 and six months ended June 30, 2013, respectively.

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

Selected financial information for the Company’s segments is presented below:

Three Months Ended June 30, 2014	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$4,554	$3,137	$700	$(50)	$8,341
Interest income	758	616	1	(125)	1,250
Interest expense	1,064	38	9	(128)	983

Net interest	(306)	578	(8)	3	267

Net revenues(1)	$4,248	$3,715	$692	$(47)	$8,608

Income from continuing operations before income taxes	$961	$767	$205	$—	$1,933
Provision for (benefit from) income taxes	(344)	296	63	—	15

Income from continuing operations	1,305	471	142	—	1,918

Discontinued operations(2):
Income (loss) from discontinued operations before income taxes	(7)	—	5	—	(2)
Provision for (benefit from) income taxes	(3)	—	2	—	(1)

Income (loss) from discontinued operations	(4)	—	3	—	(1)

Net income	1,301	471	145	—	1,917
Net income applicable to nonredeemable noncontrolling interests	11	—	7	—	18

Net income applicable to Morgan Stanley	$1,290	$471	$138	$—	$1,899

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended June 30, 2013	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$4,598	$3,085	$674	$(46)	$8,311
Interest income(3)	875	511	3	(121)	1,268
Interest expense(3)	1,115	65	4	(120)	1,064

Net interest	(240)	446	(1)	(1)	204

Net revenues(1)	$4,358	$3,531	$673	$(47)	$8,515

Income from continuing operations before income taxes	$981	$655	$160	$—	$1,796
Provision for income taxes	307	229	38	—	574

Income from continuing operations	674	426	122	—	1,222

Discontinued operations(2):
Income (loss) from discontinued operations before income taxes	(30)	—	—	(14)	(44)
Provision for (benefit from) income taxes	(10)	—	—	(3)	(13)

Income (loss) from discontinued operations	(20)	—	—	(11)	(31)

Net income (loss)	654	426	122	(11)	1,191
Net income applicable to redeemable noncontrolling interests	—	100	—	—	100
Net income applicable to nonredeemable noncontrolling interests	90	—	21	—	111

Net income (loss) applicable to Morgan Stanley	$564	$326	$101	$(11)	$980

Six Months Ended June 30, 2014	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$9,406	$6,220	$1,445	$(91)	$16,980
Interest income	1,639	1,197	2	(245)	2,593
Interest expense	2,170	80	15	(247)	2,018

Net interest	(531)	1,117	(13)	2	575

Net revenues(1)	$8,875	$7,337	$1,432	$(89)	$17,555

Income from continuing operations before income taxes	$2,332	$1,458	$468	$—	$4,258
Provision for income taxes	77	564	154	—	795

Income from continuing operations	2,255	894	314	—	3,463

Discontinued operations(2):
Income from discontinued operations before income taxes	36	—	6	—	42
Provision for income taxes	2	—	2	—	4

Income from discontinued operations	34	—	4	—	38

Net income	2,289	894	318	—	3,501
Net income applicable to nonredeemable noncontrolling interests	36	—	61	—	97

Net income applicable to Morgan Stanley	$2,253	$894	$257	$—	$3,404

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2013	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$8,924	$6,142	$1,323	$(92)	$16,297
Interest income(3)	1,845	999	5	(237)	2,612
Interest expense(3)	2,312	140	10	(236)	2,226

Net interest	(467)	859	(5)	(1)	386

Net revenues(1)	$8,457	$7,001	$1,318	$(93)	$16,683

Income from continuing operations before income taxes	$1,798	$1,252	$347	$—	$3,397
Provision for income taxes	386	449	90	—	925

Income from continuing operations	1,412	803	257	—	2,472

Discontinued operations(2):
Income (loss) from discontinued operations before income taxes	(60)	(1)	1	(14)	(74)
Provision for (benefit from) income taxes	(21)	—	—	(3)	(24)

Income (loss) from discontinued operations	(39)	(1)	1	(11)	(50)

Net income (loss)	1,373	802	258	(11)	2,422
Net income applicable to redeemable noncontrolling interests	1	221	—	—	222
Net income applicable to nonredeemable noncontrolling interests	186	—	72	—	258

Net income (loss) applicable to Morgan Stanley	$1,186	$581	$186	$(11)	$1,942

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of cumulative performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $592 million at June 30, 2014 and approximately $489 million at December 31, 2013 (see Note 2 to the consolidated financial statements on Form 10-K).
(2)	See Note 1 for discussion of discontinued operations.
(3)	During the fourth quarter of 2013, the Company identified that certain fees paid on securities borrowed which had been reported within Interest expense should have been reported within Interest income and that certain fees received on securities loaned which had been reported within Interest income should have been reported within Interest expense. The Form 10-K reflected the adjusted classification on a full year basis. To correct the corresponding 2013 quarterly periods to conform to the Form 10-K presentation, Interest income and Interest expense were reduced by $147 million and $191 million for the quarter and six months ended June 30, 2013, respectively. This adjustment had no impact on net interest income.

Total Assets(1)	Institutional Securities	Wealth Management	Investment Management(2)	Total
	(dollars in millions)
At June 30, 2014	$667,514	$153,235	$5,819	$826,568

At December 31, 2013	$668,596	$156,711	$7,395	$832,702

(1)	Corporate assets have been fully allocated to the Company’s business segments.
(2)	On April 1, 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company (see Note 7).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through European and Asia-Pacific locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Wealth Management: wealth management representatives operate in the Americas.

•	Investment Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues	2014	2013	2014	2013
	(dollars in millions)
Americas	$6,132	$6,028	$12,665	$11,997
EMEA	1,498	1,132	2,920	2,198
Asia-Pacific	978	1,355	1,970	2,488

Net revenues	$8,608	$8,515	$17,555	$16,683

19.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $3,922 million and $4,746 million at June 30, 2014 and December 31, 2013, respectively, included in Other investments in the condensed consolidated statements of financial condition. The decrease in these investments was primarily related to the early adoption of the accounting update Accounting for Investments in Qualified Affordable Housing Projects. Investments in qualified affordable housing projects are now accounted for under the proportional amortization method, and no longer the equity method. For further information, see Notes 2 and 17. Income from equity method investments was $20 million and $146 million for the quarters ended June 30, 2014 and 2013, respectively, and $76 million and $228 million for six months ended June 30, 2014 and 2013, respectively, and is included in Other revenues in the condensed consolidated statements of income. Income from the Company’s equity method investments for the quarters and six months ended June 30, 2014 and 2013 were primarily related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), as described below.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and Mitsubishi UFJ Financial Group, Inc. holds a 60% voting interest in MUMSS. The Company accounts for its interest in MUMSS as an equity method investment within the Institutional Securities business segment. During the quarters ended June 30, 2014 and 2013, the Company recorded income of $34 million and $174 million, respectively, and income of $91 million and $299 million in the six months ended June 30, 2014 and 2013, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

In June 2014 and 2013, MUMSS paid a dividend of approximately $594 million and $287 million, respectively, of which the Company received approximately $238 million and $115 million, respectively, for its proportionate share of MUMSS.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in the condensed consolidated financial statements through the date of this report and the Company has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Common Dividend.

On July 17, 2014, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.10. The dividend is payable on August 15, 2014 to common shareholders of record on July 31, 2014 (see Note 13).

Long-Term Borrowings.

Subsequent to June 30, 2014 and through July 31, 2014, the Company’s long-term borrowings (net of repayments) increased by approximately $2.0 billion. This amount includes the Company’s issuance of $3.0 billion in senior debt on July 23, 2014.

TransMontaigne.

On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc., a U.S.-based oil storage, marketing and transportation company, to NGL Energy Partners LP. The gain on sale will be reflected in the third quarter of 2014 and is not expected to be material to the Company’s results of operations.

Legal Matters.

Subsequent to the release of the Company’s earnings on July 17, 2014, legal accruals were increased, which increased Other expenses within the Institutional Securities business segment in the quarter and six months ended June 30, 2014 by $53 million related to agreements in principle to settle certain mortgagerelated matters (see “Contingencies—Legal” in Note 11). This decreased diluted EPS and diluted EPS from continuing operations by $0.02 in the quarter and six months ended June 30, 2014. The settlements were considered to be recognizable subsequent events requiring adjustment to the June 30, 2014 condensed consolidated financial statements under U.S. GAAP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of June 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows and changes in total equity for the six-month periods ended June 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the management of the Company.

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
New York, New York August 5, 2014

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

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including: the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary) and legal and regulatory actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices, interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements; the Company’s reputation; inflation, natural disasters and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; technological changes and risks, including cybersecurity risks; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”) and “Other Matters” and “Liquidity and Capital Resources—Regulatory Requirements” herein.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the

Company’s future results, see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A of the Form 10-K and “Other Matters” and “Liquidity and Capital Resources—Regulatory Requirements” herein.

See Note 1 to the condensed consolidated financial statements in Item 1 for a discussion of the Company’s discontinued operations.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Net revenues:
Institutional Securities	$4,248	$4,358	$8,875	$8,457
Wealth Management	3,715	3,531	7,337	7,001
Investment Management	692	673	1,432	1,318
Intersegment Eliminations	(47)	(47)	(89)	(93)

Consolidated net revenues	$8,608	$8,515	$17,555	$16,683

Net income	$1,917	$1,191	$3,501	$2,422
Net income applicable to redeemable noncontrolling interests(1)	—	100	—	222
Net income applicable to nonredeemable noncontrolling interests(1)	18	111	97	258

Net income applicable to Morgan Stanley	$1,899	$980	$3,404	$1,942

Income from continuing operations applicable to Morgan Stanley:
Institutional Securities	$1,294	$584	$2,219	$1,225
Wealth Management	471	326	894	582
Investment Management	135	101	253	185

Income from continuing operations applicable to Morgan Stanley	$1,900	$1,011	$3,366	$1,992
Income (loss) from discontinued operations applicable to Morgan Stanley(2)	(1)	(31)	38	(50)

Net income applicable to Morgan Stanley	$1,899	$980	$3,404	$1,942
Preferred stock dividend and other	79	177	135	203

Earnings applicable to Morgan Stanley common shareholders	$1,820	$803	$3,269	$1,739

Earnings per basic common share:
Income from continuing operations	$0.94	$0.44	$1.68	$0.94
Income (loss) from discontinued operations(2)	—	(0.02)	0.02	(0.03)

Earnings per basic common share(3)	$0.94	$0.42	$1.70	$0.91

Earnings per diluted common share:
Income from continuing operations	$0.92	$0.43	$1.64	$0.92
Income (loss) from discontinued operations(2)	—	(0.02)	0.02	(0.03)

Earnings per diluted common share(3)	$0.92	$0.41	$1.66	$0.89

Regional net revenues(4):
Americas	$6,132	$6,028	$12,665	$11,997
EMEA	1,498	1,132	2,920	2,198
Asia-Pacific	978	1,355	1,970	2,488

Net revenues	$8,608	$8,515	$17,555	$16,683

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Average common equity (dollars in billions)(5):
Institutional Securities	$33.3	$38.3	$31.9	$39.2
Wealth Management	11.5	13.3	11.4	13.3
Investment Management	3.1	2.8	2.8	2.8
Parent capital	16.7	7.1	17.8	5.9

Consolidated average common equity	$64.6	$61.5	$63.9	$61.2

Return on average common equity(6):
Institutional Securities	15.0%	5.9%	13.4%	6.0%
Wealth Management	15.4%	5.2%	14.8%	6.4%
Investment Management	17.7%	14.0%	18.2%	13.0%
Consolidated	11.3%	5.4%	10.1%	5.9%
Book value per common share(7)	$33.46	$31.48	$33.46	$31.48
Average tangible common equity (dollars in billions)(8)	$54.8	$53.4	$54.1	$53.3
Return on average tangible common equity(9)	13.3%	6.3%	12.0%	6.7%
Tangible book value per common share(10)	$28.51	$26.27	$28.51	$26.27
Effective income tax rate from continuing operations(11)	0.8%	32.0%	18.7%	27.2%
Worldwide employees at June 30, 2014 and 2013	56,142	55,610	56,142	55,610
Global Liquidity Reserve held by bank and non-bank legal entities at June 30, 2014 and 2013 (dollars in billions)(12)	$192	$181	$192	$181
Average Global Liquidity Reserve (dollars in billions)(12):
Bank legal entities	$88	$65	$89	$68
Non-bank legal entities	109	119	109	118

Total average Global Liquidity Reserve	$197	$184	$198	$186

U.S. Banks assets at June 30, 2014 and 2013(13)	$132,078	$97,280	$132,078	$97,280
Total assets at June 30, 2014 and 2013	$826,568	$802,691	$826,568	$802,691
Total deposits at June 30, 2014 and 2013	$117,695	$81,514	$117,695	$81,514
Long-term borrowings at June 30, 2014 and 2013	$149,483	$161,098	$149,483	$161,098
Maturities of long-term borrowings outstanding at June 30, 2014 and 2013 (next 12 months)	$16,594	$26,921	$16,594	$26,921
Capital ratios at June 30, 2014 and 2013(14):
Common Equity Tier 1 capital ratio (Advanced/Transitional in 2014)	13.9%	N/A	13.9%	N/A
Tier 1 common capital ratio	N/A	11.8%	N/A	11.8%
Tier 1 capital ratio (Advanced/Transitional in 2014)	15.4%	14.1%	15.4%	14.1%
Total capital ratio (Advanced/Transitional in 2014)	17.4%	14.9%	17.4%	14.9%
Tier 1 leverage ratio (Advanced/Transitional in 2014)(15)	7.8%	7.1%	7.8%	7.1%
Consolidated assets under management or supervision at June 30, 2014 and 2013 (dollars in billions)(16):
Investment Management(17)	$396	$347	$396	$347
Wealth Management	758	625	758	625

Total	$1,154	$972	$1,154	$972

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Pre-tax profit margin(18):
Institutional Securities	23%	23%	26%	21%
Wealth Management	21%	19%	20%	18%
Investment Management	30%	24%	33%	26%
Consolidated	23%	21%	24%	20%
Selected management financial measures, excluding DVA:
Net revenues, excluding DVA(19)	$8,521	$8,340	$17,342	$16,825
Income from continuing operations applicable to Morgan Stanley, excluding DVA(19)	$1,839	$900	$3,230	$2,082
Income per diluted common share from continuing operations, excluding DVA(19)	$0.89	$0.37	$1.57	$0.97
Return on average common equity, excluding DVA(6)	10.7%	4.6%	9.5%	6.1%
Return on average tangible common equity, excluding DVA(9)	12.6%	5.3%	11.2%	6.9%

N/A—Not applicable

EMEA—Europe, Middle East and Africa

DVA—Debt Valuation Adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

(1)	See Notes 2, 3 and 15 to the consolidated financial statements in Item 8 of the Form 10-K and Notes 3 and 13 to the condensed consolidated financial statements in Item 1 for information on redeemable and nonredeemable noncontrolling interests.
(2)	See Note 1 to the condensed consolidated financial statements in Item 1 for information on discontinued operations.
(3)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 14 to the condensed consolidated financial statements in Item 1.
(4)	Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis. For further discussion regarding the geographic methodology for net revenues, see Note 18 to the condensed consolidated financial statements in Item 1.
(5)	The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). Average common equity for each business segment is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy.
(6)	The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The return on average common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The effective tax rates used in the computation of business segments’ return on average common equity were determined on a separate legal entity basis. To determine the return on consolidated average common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended June 30, 2014 and 2013 was 0.6% and 0.8%, respectively, and the impact of DVA for the six months ended June 30, 2014 and 2013 was 0.6% and (0.2)%, respectively.
(7)	Book value per common share equals common shareholders’ equity of $65,735 million at June 30, 2014 and $61,673 million at June 30, 2013 divided by common shares outstanding of 1,965 million at June 30, 2014 and 1,959 million at June 30, 2013.
(8)	Average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Capital Management” herein.
(9)	Return on average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended June 30, 2014 and 2013 was 0.7% and 1.0%, respectively, and the impact of DVA for the six months ended June 30, 2014 and 2013 was 0.8% and (0.2)%, respectively.
(10)	Tangible book value per common share equals tangible common equity of $56,004 million at June 30, 2014 and $51,479 million at June 30, 2013 divided by common shares outstanding of 1,965 million at June 30, 2014 and 1,959 million at June 30, 2013. Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy.

(11)	For a discussion of the effective income tax rate, see “Overview of the Quarter and Six Months Ended June 30, 2014 Financial Results” herein.
(12)	Global Liquidity Reserve, which is held within the bank and non-bank legal entities, is comprised of highly liquid and diversified cash and cash equivalents and unencumbered securities. Eligible unencumbered securities include U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities, non-U.S. government securities and other highly liquid investment grade securities. For a discussion of Global Liquidity Reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(13)	Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) represent the Company’s U.S. bank operating subsidiaries (“U.S. Banks”).
(14)	At June 30, 2014 and 2013, the Company calculated its applicable Total capital, Tier 1 capital, Common Equity Tier 1 capital, Tier 1 common capital and Tier 1 leverage ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The standards applicable in 2013 included the U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by the U.S. banking regulators’ rules to implement the Basel Committee on Banking Supervision’s market risk capital framework amendment, commonly referred to as “Basel 2.5”. The Company’s Total capital, Tier 1 capital, Tier 1 common capital and Tier 1 leverage ratios and RWAs at June 30, 2013 were calculated under this revised framework. In the second quarter of 2014, the Company calculated the denominator of its risk-based capital ratios using an advanced internal ratings-based approach for calculating credit RWAs and advanced measurement approaches for calculating operational RWAs, as supplemented by advanced market RWAs calculated under U.S. Basel III (the “Advanced Approach”). For a further discussion of Total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios and RWAs, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(15)	Beginning with the first quarter of 2014, Tier 1 leverage ratio equals Tier 1 capital (calculated under U.S. Basel III Transitional rules) divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, transitional intangible assets, deferred tax assets, certain financial equity investments and other adjustments). In 2013, Tier 1 leverage ratio equaled Tier 1 capital (calculated under U.S. Basel I) divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets, and financial and non-financial equity investments).
(16)	Revenues and expenses associated with these assets are included in the Company’s Wealth Management and Investment Management business segments.
(17)	Amounts exclude the Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.
(18)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(19)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “GAAP” refers to generally accepted accounting principles in the U.S. The U.S. Securities and Exchange Commission defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or an alternative method for assessing, our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Reconciliation of Selected Management Financial Measures from a Non-GAAP to a GAAP Basis (dollars in millions, except per share amounts):
Net revenues
Net revenues—non-GAAP	$8,521	$8,340	$17,342	$16,825
Impact of DVA	87	175	213	(142)

Net revenues—GAAP	$8,608	$8,515	$17,555	$16,683

Income from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—non-GAAP	$1,839	$900	$3,230	$2,082
Impact of DVA	61	111	136	(90)

Income applicable to Morgan Stanley—GAAP	$1,900	$1,011	$3,366	$1,992

Earnings per diluted common share
Income from continuing operations per diluted common share—non-GAAP	$0.89	$0.37	$1.57	$0.97
Impact of DVA	0.03	0.06	0.07	(0.05)

Income from continuing operations per diluted common share—GAAP	$0.92	$0.43	$1.64	$0.92

Global Market and Economic Conditions.

During the six months ended June 30, 2014, global market and economic conditions remained on an overall upward trend from 2013 year-end. The U.S. economy continued to show signs of growth during the six months ended June 30, 2014, despite a decline in real gross domestic product in the first quarter of the year. The U.S. employment situation continued to improve as evidenced by the decline in the unemployment rate. Inflation remained at historically low levels. The Eurozone economy continued its moderate recovery from a deep recession, but monetary and credit growth remained subdued. By contrast, the U.K. had a stronger-than-expected recovery and the current quarter marked its strongest calendar quarter in four years. Japan experienced stronger growth despite a drop in consumer spending resulting from a rise in the sales tax. In China, the government continued reforms to change the structure of the Chinese economy with the objective to maintain its current high growth rate. Elsewhere, emerging markets have experienced considerable volatility resulting in part from the Federal Reserve’s reduction of quantitative easing.

In the U.S., the NASDAQ, S&P 500 and Dow Jones Industrial Average indices ended the second quarter of 2014 higher compared with the beginning of the quarter and the year as the U.S. economy rebounded from severe winter weather. U.S. labor market conditions improved as the unemployment rate declined markedly from 6.7% at December 31, 2013 to 6.1% at June 30, 2014. During the quarter ended June 30, 2014, household spending rose moderately and business investment continued to increase. Despite this, the recovery in the housing market remained slow. New single-family housing starts declined slightly in the second quarter of 2014 compared to the prior quarter, while multifamily unit starts increased. Existing home sales and new home sales expanded. On June 17, 2014, the Federal Open Market Committee (“FOMC”) of the Federal Reserve stated that U.S. fiscal policy is restraining economic growth, although the extent of restraint is diminishing. Inflation remained low, with energy prices rising at a faster pace than in the preceding few months. The FOMC continues to keep key interest rates at historically low levels. At June 30, 2014, the federal funds target rate remained between 0.0% and 0.25%, while the discount rate remained at 0.75%. In June 2014, the FOMC announced its tentative plan to end quantitative easing with the final $15 billion reduction in monthly bond purchases in October 2014.

In Europe, major equity market indices were generally higher during the second quarter of 2014 compared with the beginning of the quarter. Euro-area gross domestic product continued to grow modestly in the second quarter of 2014. To further stimulate economic activity, the European Central Bank lowered its benchmark interest rate from 0.25% to a record low 0.15% during the quarter, despite persistently low inflation. The euro-area unemployment rate decreased to 11.5% at June 30, 2014 from 11.8% at December 31, 2013. At June 30, 2014, the Bank of England’s (“BOE”) benchmark interest rate was 0.5%, which was unchanged from December 31, 2013. The BOE also remained committed to an asset purchase program of £375 billon, also unchanged from December 31, 2013.

Major equity market indices in Asia ended the second quarter of 2014 higher compared with the beginning of the quarter, but lower compared with the beginning of the year, with the exception of the BSE Sensex index in India. Japan’s economic growth slowed during the second quarter of 2014 despite a series of economic stimulus packages announced by the Japanese government and the Bank of Japan. In an attempt to rein in public debt, Japan raised its consumption tax from 5% to 8% for the first time in seventeen years. China’s economic growth has increased from the prior quarter, and remains strong compared with the rest of the world. Nonetheless, the Chinese economy still faces downward pressure which the government hopes to counteract through targeted measures to boost growth. The Chinese government’s announced reforms reflect its intention to restructure its economy away from reliance on exports and investments and toward more sustainable growth driven by domestic consumption.

Overview of the Quarter and Six Months Ended June 30, 2014 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $1,899 million on net revenues of $8,608 million during the quarter ended June 30, 2014 (“current quarter”) compared with net income applicable to Morgan Stanley of $980 million on net revenues of $8,515 million during the quarter ended June 30, 2013 (“prior year quarter”).

Net revenues in the current quarter included positive revenues due to the impact of DVA of $87 million compared with positive revenues of $175 million in the prior year quarter. Non-interest expenses decreased 1% to $6,675 million in the current quarter compared with $6,719 million in the prior year quarter. Compensation expenses increased 2% to $4,200 million in the current quarter compared with $4,103 million in the prior year quarter. Non-compensation expenses decreased 5% to $2,475 million in the current quarter compared with $2,616 million in the prior year quarter.

Earnings per diluted common share (“diluted EPS”) and diluted EPS from continuing operations were $0.92 and $0.92, respectively, in the current quarter compared with $0.41 and $0.43, respectively, in the prior year quarter. The diluted EPS calculation for the prior year quarter included a negative adjustment of approximately $151 million, or $0.08 per diluted share, related to the purchase of the retail securities joint venture between the Company and Citigroup Inc. (“Citi”) (the “Wealth Management JV”), which was completed in June 2013.

Excluding the impact of DVA, net revenues were $8,521 million and diluted EPS from continuing operations was $0.89 per share in the current quarter compared with $8,340 million and $0.37 per share, respectively, in the prior year quarter.

For the six months ended June 30, 2014, the Company recorded net income applicable to Morgan Stanley of $3,404 million on net revenues of $17,555 million, compared with net income applicable to Morgan Stanley of $1,942 million on net revenues of $16,683 million in the prior year period. Non-interest expenses were $13,297 million in the six months ended June 30, 2014 and $13,286 million in the prior year period. Diluted EPS and diluted EPS from continuing operations were $1.66 and $1.64, respectively, in the six months ended June 30, 2014, compared with $0.89 and $0.92, respectively, in the prior year period.

The Company’s effective tax rate from continuing operations was 0.8% and 18.7% for the quarter and six months ended June 30, 2014, respectively. The results for the quarter and six months ended June 30, 2014 included a discrete net tax benefit of $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination. Excluding this discrete net tax benefit, the effective tax rate from continuing operations for the quarter and six months ended June 30, 2014 would have been 32.3% and 33.0%, respectively.

The Company’s effective tax rate from continuing operations was 32.0% and 27.2% for the quarter and six months ended June 30, 2013, respectively. The results for the six months ended June 30, 2013 included a discrete net tax benefit of $142 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”) and remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. Excluding these discrete net tax benefits, the effective tax rate from continuing operations for the six months ended June 30, 2013 would have been 31.4%. The effective tax rates excluding the discrete net tax benefits for the quarters and six months ended June 30, 2014 and 2013 are reflective of the geographic mix of earnings.

Institutional Securities.    Income from continuing operations before taxes was $961 million in the current quarter compared with $981 million in the prior year quarter. Net revenues for the current quarter were $4,248 million compared with $4,358 million in the prior year quarter. The results in the current quarter included positive revenues due to the impact of DVA of $87 million compared with positive revenues of $175 million in the prior year quarter. The presentation of net revenues excluding the impact of DVA is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period-to-

period operating performance. Investment banking revenues for the current quarter increased 33% from the prior year quarter to $1,432 million, reflecting increases across equity and fixed income underwriting and advisory revenues. Equity sales and trading net revenues, excluding the impact of DVA, of $1,789 million decreased 1% from the prior year quarter, primarily reflecting lower revenues in derivatives due to declines in client volumes and volatility, partially offset by a strong performance in prime brokerage. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues of $1,011 million decreased 12% from the prior year quarter. The decrease primarily reflected revenue declines in foreign exchange products on lower levels of volatility, partially offset by higher results in securitized, credit and interest rate products and increased client demand for structured transactions in commodities. Non-interest expenses decreased 3% in the current quarter to $3,287 million, primarily due to lower compensation and benefits expenses and non-compensation expenses.

Wealth Management.    Income from continuing operations before taxes was $767 million in the current quarter compared with $655 million in the prior year quarter. Net revenues were $3,715 million in the current quarter compared with $3,531 million in the prior year quarter. Transactional revenues, consisting of Trading, Commissions and fees and Investment banking decreased 5% from the prior year quarter to $991 million. Investment banking revenues decreased 17% from the prior year quarter to $213 million in the current quarter, primarily due to lower levels of underwriting activity in closed-end funds, partially offset by higher revenues from structured products, unit investment trusts and preferred stock underwriting. Trading revenues increased 20% from the prior year quarter to $267 million in the current quarter, primarily due to higher gains related to investments associated with certain employee deferred compensation plans and higher revenues from fixed income trading. Commissions and fees revenues decreased 10% from the prior year quarter to $511 million in the current quarter, primarily due to lower equity, insurance and mutual fund activity. Asset management, distribution and administration fees increased 9% from the prior year quarter to $2,064 million in the current quarter, primarily due to higher fee-based revenues, partially offset by lower revenues from referral fees from the bank deposit program. Net interest increased 30% from the prior year quarter to $578 million in the current quarter, primarily due to higher bank deposit balances and higher lending balances. Total client asset balances were $2,002 billion and total client liability balances were $45 billion at June 30, 2014. Balances in the bank deposit program were $127 billion at both June 30, 2014 and 2013 which included deposits held by Company-affiliated Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions of $109 billion at June 30, 2014 and $70 billion at June 30, 2013. Client assets in fee-based accounts were $762 billion, or 38% of total client assets at June 30, 2014. Fee-based client asset flows for the current quarter were $12.5 billion compared with $10.0 billion in the prior year quarter. Non-interest expenses were $2,948 million in the current quarter compared with $2,876 million in the prior year quarter.

Investment Management.    Income from continuing operations before taxes was $205 million in the current quarter compared with $160 million in the prior year quarter. Net revenues were $692 million in the current quarter compared with $673 million in the prior year quarter. The increase in net revenues reflected higher net investment gains predominantly within the Company’s Merchant Banking and Traditional Asset Management businesses, partially offset by lower gains on investments in the Real Estate Investing business, driven by the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company. Non-interest expenses were $487 million in the current quarter compared with $513 million in the prior year quarter.

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

Net Interest.    Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including trading assets and trading liabilities; available for sale securities (“AFS Securities”); securities borrowed or purchased under agreements to resell; securities loaned or sold under agreements to repurchase; loans; deposits; commercial paper and other short-term borrowings; long-term borrowings; trading strategies; customer activity in the Company’s prime brokerage business; and the prevailing level, term structure and volatility of interest rates. Certain Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) and Securities borrowed and Securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest revenues on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions.

Compensation Expense.

The Company’s compensation and benefits expense includes accruals for base salaries, formulaic programs, estimated discretionary incentive compensation, amortization of deferred cash and equity awards, changes in fair value of deferred compensation plan referenced investments and other items such as health and welfare benefits. The factors that drive compensation for the Company’s employees vary from quarter to quarter, segment to segment, and within a segment. For certain revenue-producing employees in the Company’s Wealth Management and Investment Management business segments, their compensation is largely paid on the basis of formulaic payouts that link their compensation to revenue. Compensation for certain employees, including revenue-producing employees in the Company’s Institutional Securities business segment, may also include incentive compensation that is determined following the assessment of the Company, business unit and individual performance. Compensation for the Company’s remaining employees is largely fixed in nature (e.g., base salary, benefits, etc.).

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Revenues:
Investment banking	$1,432	$1,078	$2,568	$2,023
Trading	2,257	2,598	4,964	5,012
Investments	62	51	171	193
Commissions and fees	629	650	1,307	1,258
Asset management, distribution and administration fees	66	69	147	135
Other	108	152	249	303

Total non-interest revenues	4,554	4,598	9,406	8,924

Interest income	758	875	1,639	1,845
Interest expense	1,064	1,115	2,170	2,312

Net interest	(306)	(240)	(531)	(467)

Net revenues	4,248	4,358	8,875	8,457

Compensation and benefits	1,723	1,764	3,574	3,654
Non-compensation expenses	1,564	1,613	2,969	3,005

Total non-interest expenses	3,287	3,377	6,543	6,659

Income from continuing operations before income taxes	961	981	2,332	1,798
Provision for (benefit from) income taxes	(344)	307	77	386

Income from continuing operations	1,305	674	2,255	1,412

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7)	(30)	36	(60)
Provision for (benefit from) income taxes	(3)	(10)	2	(21)

Income (losses) from discontinued operations	(4)	(20)	34	(39)

Net income	1,301	654	2,289	1,373
Net income applicable to redeemable noncontrolling interests	—	—	—	1
Net income applicable to nonredeemable noncontrolling interests	11	90	36	186

Net income applicable to Morgan Stanley	$1,290	$564	$2,253	$1,186

Amounts applicable to Morgan Stanley:
Income from continuing operations	$1,294	$584	$2,219	$1,225
Income (losses) from discontinued operations	(4)	(20)	34	(39)

Net income applicable to Morgan Stanley	$1,290	$564	$2,253	$1,186

Investment Banking.    Investment banking revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Advisory revenues	$418	$333	$754	$584
Underwriting revenues:
Equity underwriting revenues	489	327	804	610
Fixed income underwriting revenues	525	418	1,010	829

Total underwriting revenues	1,014	745	1,814	1,439

Total investment banking revenues	$1,432	$1,078	$2,568	$2,023

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014(1)	2013(1)	2014(1)	2013(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$311	$94	$526	$170
Completed mergers and acquisitions(2)	98	142	303	335
Equity and equity-related offerings(3)	18	15	34	29
Fixed income offerings(4)	78	70	144	141

(1)	Source: Thomson Reuters, data at July 16, 2014. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the quarter ended June 30, 2014 increased 33% from the comparable period in 2013, reflecting increases across equity and fixed income underwriting and advisory revenues. Overall, underwriting revenues of $1,014 million increased 36% from the quarter ended June 30, 2013. Equity underwriting revenues increased 50% to $489 million in the quarter ended June 30, 2014, reflecting increased activity in EMEA and the Americas. Fixed income underwriting revenues were $525 million in the quarter ended June 30, 2014, an increase of 26% from the comparable period in 2013, reflecting a continued favorable debt underwriting environment. Advisory revenues from merger, acquisition and restructuring transactions (“M&A”) were $418 million in the quarter ended June 30, 2014, an increase of 26% from the comparable period of 2013, reflecting higher levels of M&A activity across all regions. Industry-wide announced M&A activity for the quarter ended June 30, 2014 increased compared with the quarter ended June 30, 2013, with increases driven out of EMEA and the Americas as deals sized over $5 billion increased.

Investment banking revenues for the six months ended June 30, 2014 increased 27% from the comparable period in 2013, primarily due to higher revenues from equity and fixed income underwriting transactions reflecting higher equity market volumes in EMEA as well as a continued favorable debt underwriting environment. Advisory revenues were higher resulting from increased M&A activity driven out of the Americas.

Sales and Trading Net Revenues.    Sales and trading net revenues are composed of Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest revenues

(expenses). See “Business Segments—Net Revenues” herein for information about the composition of the above-referenced components of sales and trading revenues. In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to trading are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 10 to the condensed consolidated financial statements in Item 1 for further information related to gains (losses) on derivative instruments.

Sales and trading net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013(1)	2014	2013(1)
	(dollars in millions)
Trading	$2,257	$2,598	$4,964	$5,012
Commissions and fees	629	650	1,307	1,258
Asset management, distribution and administration fees	66	69	147	135
Net interest	(306)	(240)	(531)	(467)

Total sales and trading net revenues	$2,646	$3,077	$5,887	$5,938

(1)	All prior-period amounts have been recast to conform to the current year’s presentation. For further information, see Note 1 to the condensed consolidated financial statements in Item 1.

Sales and trading net revenues by business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013(1)	2014	2013(1)
	(dollars in millions)
Equity	$1,826	$1,917	$3,581	$3,429
Fixed income and commodities	1,061	1,214	2,791	2,491
Other(2)	(241)	(54)	(485)	18

Total sales and trading net revenues	$2,646	$3,077	$5,887	$5,938

(1)	All prior-period amounts have been recast to conform to the current year’s presentation. For further information, see Note 1 to the condensed consolidated financial statements in Item 1.
(2)	Other sales and trading net revenues include net losses associated with costs related to the amount of liquidity held (“negative carry”), net gains (losses) on economic hedges related to the Company’s long-term debt and net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities.

Total sales and trading net revenues decreased to $2,646 million in the quarter ended June 30, 2014 from $3,077 million in the comparable period in 2013, reflecting lower revenues in fixed income and commodities, equity sales and trading and other sales and trading net revenues.

The following sales and trading net revenues results exclude the impact of DVA (see footnote 2 in the following table). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013(1)	2014	2013(1)
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(2)	$2,559	$2,902	$5,674	$6,080
Impact of DVA	87	175	213	(142)

Total sales and trading net revenues	$2,646	$3,077	$5,887	$5,938

Equity sales and trading net revenues—non-GAAP(2)	$1,789	$1,803	$3,494	$3,394
Impact of DVA	37	114	87	35

Equity sales and trading net revenues	$1,826	$1,917	$3,581	$3,429

Fixed income and commodities sales and trading net revenues —non-GAAP(2)	$1,011	$1,153	$2,665	$2,668
Impact of DVA	50	61	126	(177)

Fixed income and commodities sales and trading net revenues	$1,061	$1,214	$2,791	$2,491

(1)	All prior-period amounts have been recast to conform to the current year’s presentation. For further information, see Note 1 to the condensed consolidated financial statements in Item 1.
(2)	Sales and trading net revenues, including equity and fixed income and commodities sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

Equity.    Equity sales and trading net revenues decreased 5% to $1,826 million in the quarter ended June 30, 2014 from the comparable period in 2013. The results in equity sales and trading net revenues included positive revenue due to the impact of DVA of $37 million in the quarter ended June 30, 2014 compared with positive revenue of $114 million in the quarter ended June 30, 2013. Equity sales and trading net revenues, excluding the impact of DVA, decreased 1% to $1,789 million in the quarter ended June 30, 2014 from the comparable period in 2013, reflecting lower revenues in derivatives due to declines in client volumes and volatility, partially offset by a strong performance in prime brokerage.

Changes in the fair value of net derivative contracts attributable to the changes in counterparties’ and the Company’s credit default swap (“CDS”) spreads and other factors did not have a material impact on equity sales and trading net revenues for the quarters and six months ended June 30, 2014 and June 30, 2013, respectively.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues decreased 13% to $1,061 million in the quarter ended June 30, 2014 from $1,214 million in the quarter ended June 30, 2013. Results in the quarter ended June 30, 2014 included positive revenue of $50 million due to the impact of DVA compared with positive revenue of $61 million in the quarter ended June 30, 2013. Fixed income and commodities sales and trading net revenues, excluding the impact of DVA, in the quarter ended June 30, 2014 decreased 12% over the comparable period in 2013. Commodity net revenues, excluding the impact of DVA, increased 15% (inclusive of net revenues in the Company’s global oil merchanting business and TransMontaigne Inc.) primarily reflecting increased client demand for structured transactions (see also “Global Oil Merchanting Business and TransMontaigne” herein). Fixed income product net revenues, excluding the impact of DVA, decreased 17% primarily reflecting revenue declines in foreign exchange products on lower levels of volatility, partially offset by higher results in securitized, credit and interest rate products.

In the quarter ended June 30, 2014, fixed income and commodities sales and trading net revenues reflected gains of $36 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other factors compared with gains of $56 million in the quarter ended June 30, 2013. The Company also recorded losses of $74 million in the quarter ended June 30, 2014 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other factors compared with gains of $125 million in the quarter ended June 30, 2013, due to the widening of such spreads and other factors. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading net revenues discussed above, sales and trading net revenues included other trading revenues, consisting of costs related to negative carry, gains (losses) on economic hedges related to the Company’s long-term borrowings and certain activities associated with the Company’s corporate lending activities.

Other sales and trading negative net revenues were $241 million in the quarter ended June 30, 2014 compared with negative net revenues of $54 million in the quarter ended June 30, 2013, primarily due to higher losses on economic hedges and other costs related to the Company’s long-term borrowings. In addition, results in the quarters ended June 30, 2014 and 2013 also included net revenues of $58 million and $119 million, respectively, associated with corporate loans and lending commitments.

Sales and Trading Net Revenues in the Six Months Ended June 30, 2014.    Total sales and trading revenues decreased 1% in the six months ended June 30, 2014 from the comparable period of 2013.

Equity sales and trading net revenues increased 4% to $3,581 million in the six months ended June 30, 2014 from the comparable period in 2013. The results in equity sales and trading net revenues included positive revenue in the six months ended June 30, 2014 of $87 million due to the impact of DVA compared with positive revenue of approximately $35 million in the six months ended June 30, 2013. Equity sales and trading net revenues, excluding the impact of DVA, in the six months ended June 30, 2014 increased 3% over the comparable period in 2013, primarily due to higher revenues in the prime brokerage business.

Fixed income and commodities sales and trading net revenues increased 12% to $2,791 million in the six months ended June 30, 2014 from the comparable period in 2013. Results in the six months ended June 30, 2014 included positive revenue of $126 million due to the impact of DVA, compared with negative revenue of $177 million in the six months ended June 30, 2013. Fixed income and commodities sales and trading net revenues, excluding the impact of DVA, in the six months ended June 30, 2014 were relatively unchanged from the comparable period in 2013 as higher results in commodity net revenues were offset by lower fixed income product revenues. In the six months ended June 30, 2014, Commodity net revenues, excluding the impact of DVA, increased 146% (inclusive of increased net revenues from the Company’s global oil merchanting business and TransMontaigne Inc.) primarily reflecting broad based strength across energy products, driven by increased client demand and extreme weather in the northeast U.S. early in the year (see “Global Oil Merchanting Business and TransMontaigne” herein). Fixed income product net revenues, excluding the impact of DVA, decreased 19% primarily related to declines in foreign exchange on lower levels of volatility.

In the six months ended June 30, 2014, other sales and trading recognized negative net revenues of $485 million compared with net revenues of $18 million in the six months ended June 30, 2013. Results in both periods included losses related to negative carry and losses on economic hedges and other costs related to the Company’s long-term borrowings. Results in both periods also included net revenues from corporate loans and lending commitments, which were $103 million and $324 million in the six months ended June 30, 2014 and 2013, respectively.

Investments.    Net investment gains of $62 million and $171 million were recognized in the quarter and six months ended June 30, 2014, respectively, compared with net investment gains of $51 million and $193 million in the quarter and six months ended June 30, 2013, respectively. The results in all periods primarily included mark-to-market gains on principal investments and net gains from investments associated with the Company’s deferred compensation and co-investment plans.

Other.    Other revenues of $108 million and $249 million were recognized in the quarter and six months ended June 30, 2014, respectively, compared with other revenues of $152 million and $303 million in the quarter and six months ended June 30, 2013, respectively. The results in the quarter and six months ended June 30, 2014, primarily included income of $34 million and $91 million, respectively, arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd., compared with income of $174 million and $299 million, in the quarter and six months ended June 30, 2013, respectively (see Note 19 to the condensed consolidated financial statements in Item 1). In the first quarter of 2014, Other revenues included the sale of property related to TransMontaigne Inc.

Non-interest Expenses.

Non-interest expenses decreased 3% and 2% in the quarter and six months ended June 30, 2014, respectively, compared with the prior year periods. The decrease in both periods was primarily due to lower compensation and benefits expenses and non-compensation expenses. Compensation and benefits expenses decreased 2% in the quarter and six months ended June 30, 2014. The decrease in the quarter was primarily due to lower estimated discretionary incentive-based compensation, partially offset by an increase in base salaries and an increase in the fair value of deferred compensation plan referenced investments. In the six months ended June 30, 2014, the decrease was primarily due to lower estimated discretionary incentive-based compensation and lower severance expenses, partially offset by an increase in base salaries. Non-compensation expenses decreased 3% and 1% in the quarter and six months ended June 30, 2014, respectively, compared with the prior year periods, primarily due to lower litigation expenses.

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

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to Mitsubishi UFJ Financial Group, Inc.’s (“MUFG’s”) interest in Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) (see Note 19 to the condensed consolidated financial statements in Item 1).

Global Oil Merchanting Business and TransMontaigne.

On December 20, 2013, the Company and a subsidiary of Rosneft Oil Company (“Rosneft”) entered into a Purchase Agreement pursuant to which the Company will sell the global oil merchanting unit of its commodities division to Rosneft. The transaction is subject to regulatory approvals and other customary conditions and is expected to close in the second half of 2014. At June 30, 2014, this business is held for sale, but it does not meet the criteria for discontinued operations due to potentially significant continuing involvement with transitional services.

On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc., a U.S.-based oil storage, marketing and transportation company, to NGL Energy Partners LP. The gain on sale will be reflected in the third quarter of 2014 and is not expected to be material to the Company’s results of operations.

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Revenues:
Investment banking	$213	$258	$394	$532
Trading	267	223	542	521
Investments	2	2	6	5
Commissions and fees	511	567	1,051	1,126
Asset management, distribution and administration fees	2,064	1,896	4,085	3,754
Other	80	139	142	204

Total non-interest revenues	3,137	3,085	6,220	6,142

Interest income	616	511	1,197	999
Interest expense	38	65	80	140

Net interest	578	446	1,117	859

Net revenues	3,715	3,531	7,337	7,001

Compensation and benefits	2,186	2,042	4,355	4,107
Non-compensation expenses	762	834	1,524	1,642

Total non-interest expenses	2,948	2,876	5,879	5,749

Income from continuing operations before income taxes	767	655	1,458	1,252
Provision for income taxes	296	229	564	449

Income from continuing operations	471	426	894	803

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	—	(1)
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations	—	—	—	(1)

Net income	471	426	894	802
Net income applicable to redeemable noncontrolling interests	—	100	—	221

Net income applicable to Morgan Stanley	$471	$326	$894	$581

Amounts applicable to Morgan Stanley:
Income from continuing operations	$471	$326	$894	$582
Income (loss) from discontinued operations	—	—	—	(1)

Net income applicable to Morgan Stanley	$471	$326	$894	$581

Statistical Data (dollars in billions, except where noted).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Annualized revenues per representative (dollars in thousands)(1)	$908	$866	$895	$858
Fee-based asset flows(2)	$12.5	$10.0	$31.5	$25.3

	At June 30,
	2014	2013
Wealth Management representatives at June 30, 2014 and 2013	16,316	16,321
Client assets	$2,002	$1,778
Client liabilities	$45	$34
Fee-based client assets(3)	$762	$629
Fee-based client assets as a percentage of total client assets(3)	38%	35%
Bank deposit program at June 30, 2014 and 2013(4)	$127	$127
Client assets per representative (dollars in millions)(5)	$123	$109
Retail locations at June 30, 2014 and 2013	636	676
Wealth Management U.S. Bank data(6):
AFS Securities portfolio	$56.5	$42.8

(1)	Annualized revenues per representative for the quarter ended June 30, 2014 and 2013 equal the Wealth Management business segment’s annualized revenues divided by the average representative headcount for the quarter ended June 30, 2014 and 2013, respectively.
(2)	Fee-based asset flows include dividends, interest and client fees and exclude cash management related activity.
(3)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(4)	Balances in the bank deposit program included deposits held by the Company’s U.S. Banks of $109 billion and $70 billion at June 30, 2014 and 2013, respectively, with the remainder held at Citi-affiliated FDIC insured depositories. See Note 3 to the condensed consolidated financial statements in Item 1 for further discussion of the Company’s customer deposits held by Citi.
(5)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(6)	Wealth Management U.S. Bank refers to the Company’s U.S. bank operating subsidiaries MSBNA and MSPBNA.

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

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter and six months ended June 30, 2014, $5 billion and $10 billion, respectively, of deposits held by Citi relating to customer accounts were transferred to the Company’s depository institutions. At June 30, 2014, approximately $18 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

For further information, see Note 3 to the condensed consolidated financial statements in Item 1.

Net Revenues.    The Wealth Management business segment’s net revenues are comprised of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees, and referral fees related to the bank deposit program. Net interest revenues include interest related to the bank deposit program, interest on AFS Securities, interest on lending activities and other net interest. Other revenues include revenues from AFS Securities, customer account services fees, other miscellaneous revenues and revenues from Investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in millions)
Net revenues:
Transactional	$991	$1,048	$1,987	$2,179
Asset management	2,064	1,896	4,085	3,754
Net interest	578	446	1,117	859
Other	82	141	148	209

Net revenues	$3,715	$3,531	$7,337	$7,001

Transactional.

Investment Banking.    Investment banking revenues decreased 17% to $213 million in the quarter ended June 30, 2014 from the comparable period of 2013, and decreased 26% to $394 million in the six months ended June 30, 2014 from the comparable period of 2013, primarily due to lower levels of underwriting activity in closed-end funds. The decrease in the quarter ended June 30, 2014, was partially offset by higher revenues from structured products, unit investment trusts and preferred stock underwriting.

Trading.    Trading revenues increased 20% to $267 million in the quarter ended June 30, 2014 from the comparable period of 2013, and increased 4% to $542 million in the six months ended June 30, 2014 from the comparable period of 2013, primarily due to higher gains related to investments associated with certain employee deferred compensation plans and higher revenues from fixed income trading.

Commissions and Fees.    Commissions and fees revenues decreased 10% to $511 million in the quarter ended June 30, 2014 from the comparable period of 2013, and decreased 7% to $1,051 million in the six months ended June 30, 2014 from the comparable period of 2013, primarily due to lower equity, insurance and mutual fund activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 9% to $2,064 million in the quarter ended June 30, 2014 from the comparable period of 2013, and increased 9% to $4,085 million in the six months ended June 30, 2014 from the comparable period of 2013, primarily due to higher fee-based revenues, partially offset by lower revenues from referral fees from the bank deposit program. The referral fees for deposits placed with Citi-affiliated depository institutions declined to $23 million in the quarter ended June 30, 2014 from $68 million in the quarter ended June 30, 2013. The referral fees for deposits placed with Citi-affiliated depository institutions declined to $51 million in the six months ended June 30, 2014 from $156 million in the six months ended June 30, 2013. The decline in both periods was due to the ongoing transfer of deposits to the Company from Citi.

Balances in the bank deposit program were $127 billion at both June 30, 2014 and 2013 which included deposits held by the Company’s U.S. Banks of $109 billion at June 30, 2014 and $70 billion at June 30, 2013.

Client assets in fee-based accounts increased to $762 billion and represented 38% of total client assets at June 30, 2014 compared with $629 billion and 35% at June 30, 2013, respectively. Total client asset balances increased to $2,002 billion at June 30, 2014 from $1,778 billion at June 30, 2013, primarily due to the impact of market appreciation and favorable flows. Fee-based client asset flows for the quarter ended June 30, 2014 were $12.5 billion compared with $10.0 billion in the quarter ended June 30, 2013.

Net Interest.

Net interest increased 30% to $578 million in the quarter ended June 30, 2014 from the comparable period of 2013, and increased 30% to $1,117 million in the six months ended June 30, 2014 from the comparable period of 2013, primarily due to higher bank deposit balances and higher lending balances. Total client liability balances increased to $45 billion at June 30, 2014 from $34 billion at June 30, 2013, primarily due to higher growth from Portfolio Loan Account (“PLA”) securities-based lending products and residential mortgage loans. The loans and lending commitments in the Company’s Wealth Management business segment have grown in the quarter and six months ended June 30, 2014, and the Company expects this trend to continue. See “Business Segments—Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 3. In addition, interest expense declined in the quarter and six months ended June 30, 2014 due to the Company’s redemption of all the Class A Preferred Interests owned by Citi and its affiliates, in connection with the Company’s acquisition of 100% ownership of the Wealth Management JV effective at the end of the second quarter of 2013.

Other.

Other revenues were $80 million and $142 million in the quarter and six months ended June 30, 2014, respectively, a decrease of 42% and 30% from the comparable periods of 2013, primarily due to lower gains on sales of the AFS Securities portfolio and a gain on sale of the global stock plan business in the prior year period.

Non-interest Expenses.

Non-interest expenses increased 3% and 2% in the quarter and six months ended June 30, 2014, respectively, from the comparable periods of 2013. Compensation and benefits expenses increased 7% and 6% in the quarter and six months ended June 30, 2014, respectively, from the comparable periods of 2013, primarily due to a higher formulaic payout to Wealth Management representatives linked to higher net revenues and by an increase in the fair value of deferred compensation plan referenced investments. Non-compensation expenses decreased 9% and 7% in the quarter and six months ended June 30, 2014, respectively, from the comparable periods of 2013, primarily due to costs incurred in the prior year periods in conjunction with the purchase of the remaining interest in the Wealth Management JV. Information processing and communication expenses decreased 26% and 16% in the quarter and six months ended June 30, 2014, respectively, from the comparable periods of 2013, primarily due to lower technology infrastructure costs. Other expenses decreased 17% and 14% in the quarter and six months ended June 30, 2014, respectively, from the comparable periods of 2013, primarily due to lower amortization expense and a $14 million insurance recovery. The decrease in the six months ended June 30, 2014 was also due to a lower FDIC assessment on deposits.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Revenues:
Investment banking	$1	$1	$5	$6
Trading	(6)	53	(26)	47
Investments	163	135	409	328
Asset management, distribution and administration fees	518	473	991	928
Other	24	12	66	14

Total non-interest revenues	700	674	1,445	1,323

Interest income	1	3	2	5
Interest expense	9	4	15	10

Net interest	(8)	(1)	(13)	(5)

Net revenues	692	673	1,432	1,318

Compensation and benefits	291	297	576	556
Non-compensation expenses	196	216	388	415

Total non-interest expenses	487	513	964	971

Income from continuing operations before income taxes	205	160	468	347
Provision for income taxes	63	38	154	90

Income from continuing operations	142	122	314	257

Discontinued operations:
Income from discontinued operations before income taxes	5	—	6	1
Provision for income taxes	2	—	2	—

Income from discontinued operations	3	—	4	1

Net income	145	122	318	258
Net income applicable to nonredeemable noncontrolling interests	7	21	61	72

Net income applicable to Morgan Stanley	$138	$101	$257	$186

Amounts applicable to Morgan Stanley:
Income from continuing operations	$135	$101	$253	$185
Income from discontinued operations	3	—	4	1

Net income applicable to Morgan Stanley	$138	$101	$257	$186

Statistical Data.

The Investment Management business segment’s period-end and average assets under management or supervision were as follows:

	At June 30,		Average for the Three Months Ended June 30,		Average for the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$150	$125	$146	$128	$144	$127
Fixed income	62	59	62	62	61	62
Liquidity	121	106	117	100	115	101
Alternatives(1)	35	29	34	29	33	28

Total Traditional Asset Management	368	319	359	319	353	318

Real Estate Investing	20	20	20	20	21	20

Merchant Banking	8	8	8	9	8	9

Total assets under management or supervision	$396	$347	$387	$348	$382	$347

Share of minority stake assets(2)	$7	$6	$7	$6	$7	$6

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	Amounts represent the Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Investment Management business segment’s assets under management or supervision during the quarters and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in billions)
Balance at beginning of period	$382	$341	$373	$338
Net flows by asset class:
Traditional Asset Management:
Equity	1	—	4	—
Fixed income	—	(2)	(1)	—
Liquidity	7	11	9	6
Alternatives(1)	1	1	3	1

Total Traditional Asset Management	9	10	15	7

Real Estate Investing	(2)	(1)	(2)	(1)

Merchant Banking	1	1	1	1

Total net flows	8	10	14	7
Net market appreciation (depreciation)	6	(4)	9	2

Total net increase	14	6	23	9

Balance at end of period	$396	$347	$396	$347

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.

Trading.    The Company recognized losses of $6 million and $26 million in the quarter and six months ended June 30, 2014, respectively, compared with gains of $53 million and $47 million in the comparable periods of 2013. Trading results in the quarter and six months ended June 30, 2014 primarily reflected losses related to certain consolidated real estate funds sponsored by the Company. Trading results in the quarter and six months ended June 30, 2013 primarily reflected gains related to certain consolidated real estate funds sponsored by the Company.

Investments.    The Company recorded net investment gains of $163 million and $409 million in the quarter and six months ended June 30, 2014, respectively, compared with gains of $135 million and $328 million in the comparable periods of 2013. The increase in the quarter and six months ended June 30, 2014 was primarily related to higher net investment gains predominantly within the Company’s Merchant Banking and Traditional Asset Management businesses, partially offset by lower gains on investments in the Real Estate Investing business, driven by the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 10% to $518 million and increased 7% to $991 million in the quarter and six months ended June 30, 2014, respectively. The increase primarily reflected higher management and administration revenues, as a result of higher average assets under management.

The Company’s assets under management increased $49 billion from $347 billion at June 30, 2013 to $396 billion at June 30, 2014, reflecting market appreciation and positive net flows. The Company recorded net inflows of $8 billion and $14 billion in the quarter and six months ended June 30, 2014, respectively, reflecting net customer inflows in equity, liquidity and alternatives funds. The inflows in the six months ended June 30, 2014 were partially offset by net customer outflows in real estate funds and fixed income funds. The Company recorded net customer inflows of $10 billion and $7 billion in the quarter and six months ended June 30, 2013, respectively, primarily reflecting net customer inflows in liquidity funds. The inflows in the quarter ended June 30, 2013 were partially offset by net customer outflows in fixed income funds.

Other.    Other revenues were $24 million and $66 million in the quarter and six months ended June 30, 2014, respectively, as compared with $12 million and $14 million in the comparable periods of 2013. The results in the quarter and six months ended June 30, 2014 included higher revenues associated with the Company’s minority investment in certain third party investment managers.

Non-interest Expenses.

Non-interest expenses were $487 million and $964 million in the quarter and six months ended June 30, 2014, respectively, as compared with $513 million and $971 million in the comparable periods of 2013. Compensation and benefits expenses were essentially flat in the quarter ended June 30, 2014, and increased 4% in the six months ended June 30, 2014 principally due to an increase in the fair value of deferred compensation plan referenced investments and an increase in base salaries. Non-compensation expenses decreased 9% and 7% in the quarter and six months ended June 30, 2014, respectively, primarily due to lower occupancy and equipment and other expenses, as a result of lower consumption taxes in the European Union, and were partially offset by higher marketing and business development expenses. The decrease in the quarter ended June 30, 2014 was also partially offset by higher information processing and communication expenses.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains associated with these consolidated funds were $7 million and $78 million in the quarter and six months ended June 30, 2014, respectively, compared with losses of $25 million in the quarter ended June 30, 2013 and gains of $41 million in the six months ended June 30, 2013. Nonredeemable noncontrolling interests decreased in the quarter and six months ended June 30, 2014 primarily due to the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company. The deconsolidation was due to the Volcker Rule becoming effective on April 1, 2014, combined with an earlier expiration of a credit facility that was not renewed by the Company.

Accounting Developments.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting update clarifying that entities should treat performance targets that could be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date) for an award where transfer to the employee is contingent upon satisfaction of the performance target until it becomes probable that the performance target will be met. The guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.

In June 2014, the FASB issued an accounting update requiring repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. This accounting update also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. This guidance is effective for the Company beginning January 1, 2015. In addition, new disclosures are required for sales of financial assets where the Company retains substantially all the exposure throughout the term and the collateral pledged and remaining maturity of repurchase and securities lending agreements, which are effective January 1, 2015, and April 1, 2015, respectively. This guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Revenue from Contracts with Customers.

In May 2014, the FASB issued an accounting update to clarify the principles of revenue recognition and to develop a common revenue recognition standard across all industries for U.S. GAAP and International Financial Reporting Standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company beginning January 1, 2017. The Company is currently evaluating the potential impact of adopting this accounting standard update.

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

Other Matters.

Legal Matters.

Subsequent to the release of the Company’s earnings on July 17, 2014, legal accruals were increased, which increased Other expenses within the Institutional Securities business segment in the quarter and six months ended June 30, 2014 by $53 million related to agreements in principle to settle certain mortgage-related matters (see “Contingencies—Legal” in Note 11 to the condensed consolidated financial statements in Item 1). This decreased diluted EPS and diluted EPS from continuing operations by $0.02 in the quarter and six months ended June 30, 2014. The settlements were considered to be recognizable subsequent events requiring adjustment to the June 30, 2014 condensed consolidated financial statements under U.S. GAAP.

Return on Equity Goal.

The Company is aiming to improve its returns to shareholders with a goal of achieving a 10% or more return on average common equity excluding DVA (“Return on Equity”), subject to the successful execution of its strategic objectives.

The Company plans to progress toward achieving its Return on Equity goal through the following strategies. In the Wealth Management business, the Company plans to continue to improve profitability through cost discipline and revenue growth, as reflected in a pre-tax margin target of 22-25% by year end 2015. In the Fixed Income and Commodities businesses, the Company plans to improve its Return on Equity to more than 10% by: optimizing the Commodities business through reducing exposure to physical commodities; pursuing, in the Fixed Income business, a more centralized decision-making process with more strategic resource allocation and a focus on expenses, leveraging technology, capital and balance sheet optimization; and continuing to reduce RWAs. Across the entire organization, the Company plans to pursue the following: executing its overall expense reduction plan and improving expense ratios; growing earnings through Morgan Stanley-specific opportunities, particularly with respect to deposit growth in its U.S. Banks and optimization of lending products; and prudently returning excess capital return to shareholders, as appropriate, and subject to regulatory approval.

The Company’s Return on Equity goal and its related strategies are forward-looking statements that may be materially affected by many factors including, among other things: macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; and litigation expenses. Given the uncertainties surrounding these and other factors, there are significant risks that the Company’s Return on Equity goal may not be realized, and actual results may differ from the goal and the differences may be material and adverse. Accordingly, the Company cautions that undue reliance is not to be placed on any of these forward-looking statements. See “Forward-Looking Statements” immediately preceding Part I, Item 1, and “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for additional information regarding these forward-looking statements. The Return on Equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance.

U.S. Banks’ Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through the Company’s U.S. Banks. The Company’s lending activities in the Institutional Securities business segment primarily include corporate lending activities, in which the Company provides loans or lending commitments to certain corporate clients. In addition to corporate lending activities, the Institutional Securities business segment engages in other lending activities. The Company’s lending activities in the Wealth Management business segment include securities-based lending that allows clients to borrow money against the value of qualifying securities in PLAs and residential mortgage lending. The Company expects its lending activities to continue to grow.

The following table presents the Company’s U.S. Banks’ lending activities included in the condensed consolidated statements of financial condition:

	At June 30, 2014	At June 30, 2013
	(dollars in billions)
Institutional Securities U.S. Bank data(1):
Total corporate funded loans	$9.7	$8.4
Total other funded loans(2)	10.8	2.8
Wealth Management U.S. Bank data(3):
Securities-based lending and other loans	$18.4	$12.5
Residential real estate loans	12.7	7.7

(1)	Institutional Securities U.S. Bank refers to the Company’s U.S. bank operating subsidiary, MSBNA.
(2)	In addition to primary corporate lending activity, the Institutional Securities business segment engages in other lending activities. These activities include corporate loans purchased in the secondary market, commercial mortgage lending, asset-backed lending and financing extended to Institutional equities customers.
(3)	Wealth Management U.S. Bank refers to the Company’s U.S. bank operating subsidiaries, MSBNA and MSPBNA.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 3. See also Notes 8 and 11 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s financing receivables and lending commitments, respectively.

Available for Sale Securities.

During the quarters ended June 30, 2014 and 2013, the Company reported net unrealized gains (losses) of $162 million and $(342) million, net of tax, respectively, on its AFS Securities portfolio. During the six months ended June 30, 2014 and 2013, the Company reported net unrealized gains (losses) of $236 million and $(369) million, net of tax, respectively. Gains (losses) in the AFS Securities portfolio are included in Accumulated other comprehensive income (loss) for all periods presented. The losses in 2013 were primarily due to rising long-term interest rates during the quarter ended June 30, 2013.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at June 30, 2014 and December 31, 2013 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At June 30, 2014 and December 31, 2013, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $0.2 billion and $2.2 billion, respectively, including noncontrolling interests of approximately $0.2 billion and $1.8 billion, respectively, for a net amount of approximately $19 million and $451 million, respectively. The decrease was driven by the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company. The deconsolidation was due to the Volcker Rule becoming effective on April 1, 2014, combined with an earlier expiration of a credit facility that was not renewed by the Company. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.2 billion at June 30, 2014.

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties are breached. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part II, Item 1, herein and Note 11 to the condensed consolidated financial statements in Part I, Item 1 for further information.

Income Tax Matters.

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2014 included a discrete net tax benefit of $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination.

New York State corporate tax reform (the “tax reform”) was signed into law on March 31, 2014. The tax reform, which is effective for tax years beginning on or after January 1, 2015, merges the existing bank franchise tax into a substantially amended general corporation franchise tax and adopts customer based single receipts factor for all New York taxpayers. The tax reform mainly impacted the Company’s banking subsidiaries and did not have a material impact on the Company’s 2014 annual effective tax rate and condensed consolidated statement of income for the quarter and six months ended June 30, 2014.

The income of certain foreign subsidiaries earned outside of the U.S. has previously been excluded from taxation in the U.S. as a result of a provision of U.S. tax law that defers the imposition of tax on certain active financial services income until such income is repatriated to the U.S. as a dividend. This provision as well as other provisions that allow for tax benefits from certain tax credits, which expired for taxable years beginning on or after January 1, 2014, had previously been extended by Congress on several occasions, including the most recent extension which occurred during 2013. The increase to the effective tax rate as a result of the expiration of the provisions is estimated to be immaterial on a quarterly and on an annual basis.

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

It is likely that 2014 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period. See also “Business—Supervision and Regulation” in Part I, Item 1 of the Form 10-K.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements in Item 1). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements in Item 8 on Form 10-K and Note 2 to the condensed consolidated financial statements in Item 1), the following policies involve a higher degree of judgment and complexity.

Fair Value.

Financial Instruments Measured at Fair Value.    A significant number of the Company’s financial instruments are carried at fair value. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the consolidated financial statements. These assets and liabilities include, but are not limited to:

•	Trading assets and Trading liabilities;

•	AFS Securities;

•	Securities received as collateral and Obligation to return securities received as collateral;

•	Certain Securities purchased under agreements to resell;

•	Certain Deposits;

•	Certain Commercial paper and other short-term borrowings, primarily structured notes;

•	Certain Securities sold under agreements to repurchase;

•	Certain Other secured financings; and

•	Certain Long-term borrowings, primarily structured notes.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the consolidated financial statements in Item 8 on Form 10-K and Note 4 to the condensed consolidated financial statements in Item 1.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At June 30, 2014, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, intangible assets and other assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

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

See Note 2 to the consolidated financial statements in Item 8 on Form 10-K for additional information regarding the Company’s valuation policies, processes and procedures.

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

See Notes 2 and 4 to the condensed consolidated financial statements in Item 1 and Notes 2, 4 and 9 to the consolidated financial statements in Item 8 on Form 10-K for additional information about goodwill and intangible assets.

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

See Note 11 to the condensed consolidated financial statements in Item 1 for additional information on legal proceedings.

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

See Note 2 to the consolidated financial statements in Item 8 on Form 10-K for additional information on the Company’s significant assumptions, judgments and interpretations associated with the accounting for income taxes and Note 17 to the condensed consolidated financial statements in Item 1 for additional information on the Company’s tax examinations.

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

The tables below summarize total assets for the Company’s business segments at June 30, 2014 and December 31, 2013:

	At June 30, 2014
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$22,953	$17,483	$449	$40,885
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	42,198	2,515	—	44,713
Trading assets	253,935	2,197	3,429	259,561
AFS Securities	8,946	56,528	—	65,474
Securities received as collateral(2)	19,498	—	—	19,498
Federal funds sold and securities purchased under agreements to resell(2)	98,326	10,630	—	108,956
Securities borrowed(2)	147,092	374	—	147,466
Customer and other receivables(2)	31,843	22,053	661	54,557
Loans:	—
Held for investment, net of allowance	17,436	31,194	—	48,630
Held for sale	6,541	89	—	6,630
Other assets(3)	18,746	10,172	1,280	30,198

Total assets(4)	$667,514	$153,235	$5,819	$826,568

	At December 31, 2013
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$30,169	$28,967	$747	$59,883
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	36,422	2,781	—	39,203
Trading assets	273,959	2,104	4,681	280,744
AFS Securities	—	53,430	—	53,430
Securities received as collateral(2)	20,508	—	—	20,508
Federal funds sold and securities purchased under agreements to resell(2)	106,812	11,318	—	118,130
Securities borrowed(2)	129,366	341	—	129,707
Customer and other receivables(2)	33,927	22,493	684	57,104
Loans:
Held for investment	11,661	24,884	—	36,545
Held for sale	6,229	100	—	6,329
Other assets(3)	19,543	10,293	1,283	31,119

Total assets(4)	$668,596	$156,711	$7,395	$832,702

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(4)	Total assets include Global Liquidity Reserves of $192 billion and $202 billion at June 30, 2014 and December 31, 2013, respectively. On April 1, 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets decreased to $827 billion at June 30, 2014 from $833 billion at December 31, 2013. The decrease in total assets was primarily due to a decrease in Trading assets, primarily due to reductions in U.S. government and agency securities, Corporate equities and Corporate and other debt, partially offset by an increase in Securities borrowed.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At June 30, 2014, securities financing assets and liabilities were $361 billion and $339 billion, respectively. At December 31, 2013, securities financing assets and liabilities were $352 billion and $353 billion, respectively. Securities financing transactions include cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, and customer and other receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements on Form 10-K and Note 6 to the condensed consolidated financial statements in Item 1). Securities sold under agreements to repurchase and Securities loaned were $142 billion at June 30, 2014 and averaged $149 billion and $157 billion during the quarter and six months ended June 30, 2014, respectively. The Securities sold under agreements to repurchase and Securities loaned period-end balance was lower than the average balances during the quarter and six months ended June 30, 2014 as the Company’s assets decreased. Securities purchased under agreements to resell and Securities borrowed were $256 billion at June 30, 2014 and averaged $264 billion and $260 billion during the quarter and six months ended June 30, 2014, respectively. Securities purchased under agreements to resell and Securities borrowed period-end balance was lower than the average balances during the quarter and six months ended June 30, 2014 as the Company’s assets and requirements for collateral decreased.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $19 billion and $21 billion at June 30, 2014 and December 31, 2013, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

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

The Liquidity Stress Tests are produced for the Parent and major operating subsidiaries, as well as at major currency levels, to capture specific cash requirements and cash availability across the Company, including a limited number of asset sales in a stressed environment. The Liquidity Stress Tests assume that subsidiaries will use their own liquidity first to fund their obligations before drawing liquidity from the Parent. The Parent will support its subsidiaries and will not have access to subsidiaries’ liquidity reserves. In addition to the assumptions underpinning the Liquidity Stress Tests, the Company takes into consideration the settlement risk related to intra-day settlement and clearing of securities and financing activities.

At June 30, 2014, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

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

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

At June 30, 2014
(dollars in billions)
Cash deposits with banks	$15
Cash deposits with central banks	20
Unencumbered highly liquid securities:
U.S. government obligations	71
U.S. agency and agency mortgage-backed securities	33
Non-U.S. sovereign obligations(1)	35
Investments in money market funds	1
Other investment grade securities	17

Global Liquidity Reserve	$192

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

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

Global Liquidity Reserve Held by Bank and Non-Bank Legal Entities.

The table below summarizes the Global Liquidity Reserve held by bank and non-bank legal entities:

			Average Balance(1)
	At June 30, 2014	At March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended March 31, 2014
	(dollars in billions)
Bank legal entities:
Domestic	$78	$84	$82	$85
Foreign	6	6	6	5

Total Bank legal entities	84	90	88	90

Non-Bank legal entities:
Domestic(2)	74	78	75	77
Foreign	34	35	34	33

Total Non-Bank legal entities	108	113	109	110

Total	$192	$203	$197	$200

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent held $58 billion at June 30, 2014, which averaged $55 billion during the quarter ended June 30, 2014.

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

In October 2013, the U.S. banking regulators proposed a rule to implement the LCR in the United States (“U.S. LCR proposal”). The U.S. LCR proposal would apply to the Company and the Company’s U.S. Banks. The U.S. LCR proposal is more stringent in certain respects compared with the Basel Committee’s version of the LCR, and includes a generally narrower definition of high-quality liquid assets, a different methodology for calculating net cash outflows during the 30-day stress period as well as a shorter, two-year phase-in period that ends on December 31, 2016. The Company continues to evaluate the U.S. LCR proposal and its potential impact on the Company’s current liquidity and funding requirements.

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

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as government-issued or government-guaranteed securities with a high degree of fundability, and less liquid assets as those that do not meet the criteria. At June 30, 2014, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains spare capacity, or term secured funding liabilities in excess of less liquid inventory, as an additional risk mitigant to replace maturing trades in the event that secured financing markets or the Company’s ability to access them become limited. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding. Unencumbered securities and non-security assets are financed with a combination of long-term and short-term debt and deposits. The Company’s unsecured financings include structured borrowings, whose payments and redemption values are based on the performance of certain underlying assets, including equity, credit, foreign exchange, interest rates and commodities. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate and structured borrowings risk profile (see Note 12 to the consolidated financial statements on Form 10-K).

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At June 30, 2014	At December 31, 2013
	(dollars in millions)
Commercial paper	$—	$8
Other short-term borrowings	1,783	2,134

Total	$1,783	$2,142

Deposits.    The Company’s bank subsidiaries’ funding sources include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in the Company’s U.S. Banks are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics. Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter and six months ended June 30, 2014, $5 billion and $10 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At June 30, 2014, approximately $18 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015 (see Note 3 to the condensed consolidated financial statements in Item 1).

Deposits were as follows:

	At June 30, 2014(1)	At December 31, 2013(1)
	(dollars in millions)
Savings and demand deposits	$115,550	$109,908
Time deposits(2)	2,145	2,471

Total(3)	$117,695	$112,379

(1)	Total deposits subject to FDIC insurance at June 30, 2014 and December 31, 2013 were $88 billion and $84 billion, respectively.
(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the condensed consolidated financial statements in Item 1).
(3)	At June 30, 2014 and December 31, 2013, approximately $109 billion and $104 billion, respectively, were attributed to the Wealth Management business segment. These total deposits exclude deposits held by Citi relating to the Company’s customer accounts.

Senior Indebtedness.    At June 30, 2014 and December 31, 2013, the aggregate outstanding carrying amount of the Company’s senior indebtedness (including guaranteed obligations of the indebtedness of subsidiaries) was approximately $140 billion and $143 billion, respectively.

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

Long-term borrowings by maturity profile at June 30, 2014 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2014	$6,731	$2,758	$9,489
Due in 2015	19,159	1,184	20,343
Due in 2016	20,826	1,670	22,496
Due in 2017	24,503	1,585	26,088
Due in 2018	15,604	1,145	16,749
Thereafter	52,212	2,106	54,318

Total	$139,035	$10,448	$149,483

Long-Term Borrowing Activity for the Six Months Ended June 30, 2014.    During the six months ended June 30, 2014, the Company issued and reissued notes with a principal amount of approximately $14.8 billion. This amount included the Company’s issuances of $1.5 billion in senior debt on May 22, 2014, $3.0 billion in senior debt on April 28, 2014, $2.1 billion in senior debt on March 31, 2014 and $2.8 billion in senior debt on January 24, 2014. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.6 years at June 30, 2014. During the six months ended June 30, 2014, approximately $21.3 billion in aggregate long-term borrowings matured or were retired. Subsequent to June 30, 2014 and through July 31, 2014, the Company’s long-term borrowings (net of repayments) increased by approximately $2.0 billion. This amount includes the Company’s issuance of $3.0 billion in senior debt on July 23, 2014.

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

At July 31, 2014, the Parent’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.(1)	R-1 (middle)	A (high)	Stable	—	—	—
Fitch Ratings, Inc.	F1	A	Stable	F1	A	Stable
Moody’s(2)	P-2	Baa2	Positive	P-2	A3	Positive
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Financial Services LLC	A-2	A-	Negative	A-1	A	Negative

(1)	On June 12, 2014, DBRS, Inc. confirmed the ratings for the Company, including its Long-Term Debt rating of A (high) and Short-Term Instruments rating of R-1 (middle). The Rating Outlook trend on all long-term ratings has been revised to Stable from Negative, while the Rating Outlook trend on all short-term ratings remains Stable.
(2)	On July 24, 2014, Moody’s affirmed the Company’s long-term debt rating as well as the ratings of its subsidiaries and changed the Ratings Outlook to Positive from Stable.

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

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s and S&P. At June 30, 2014, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,606 million and an incremental $3,149 million, respectively.

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

Capital Management.

The Company’s senior management views capital as an important source of financial strength. The Company actively manages its consolidated capital position based upon, among other things, business opportunities, risks, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract its capital base to address the changing needs of its businesses. The Company attempts to maintain total capital, on a consolidated basis, at least equal to the sum of its operating subsidiaries’ required equity.

At June 30, 2014, the Company had approximately $0.8 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases under the Company’s existing authorized program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2). The share repurchase program has no set expiration or termination date.

In March 2014, the Company received no objection from the Federal Reserve to the Company’s 2014 capital plan, which included a share repurchase of up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015, as well as an increase in the Company’s quarterly common stock dividend to $0.10 per share from $0.05 per share, beginning with the dividend declared on April 17, 2014. During the quarter and six months ended June 30, 2014, the Company repurchased approximately $284 million and $434 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program.

The Board of Directors determines the declaration and payment of dividends on a quarterly basis. In July 2014, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.10. In June 2014, the Company also announced that the Board of Directors declared a quarterly dividend of $252.78 per share of Series A Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25278), a quarterly dividend of $25.00 per share of Series C Non-Cumulative Non-Voting Perpetual Preferred Stock, a quarterly dividend of $445.31 per share of Series E Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.44531), a quarterly dividend of $429.69 per share of Series F Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.42969), an initial quarterly dividend of $349.65 per share of Series G Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.34965) and an initial semi-annual dividend of $287.64 per share of Series H Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/25th interest in a share of preferred stock and each having a dividend of $11.50556).

Issuances of Preferred Stock.

Series G Preferred Stock.    On April 29, 2014, the Company issued 20,000,000 Depositary Shares, for an aggregate price of $500 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual 6.625% Non-Cumulative Preferred Stock, Series G, $0.01 par value (“Series G Preferred Stock”). The Series G Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series G Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series G Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $494 million.

Series H Preferred Stock.    On April 29, 2014, the Company issued 1,300,000 Depositary Shares, for an aggregate price of $1,300 million. Each Depositary Share represents a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H, $0.01 par value (“Series H Preferred Stock”). The Series H Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $1,000 per Depositary Share). The Series H Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series H Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $1,294 million.

The following table sets forth the tangible Morgan Stanley shareholders’ equity and tangible common equity at June 30, 2014 and December 31, 2013 and average balances for the six months ended June 30, 2014:

	Balance at		Average Balance(1)
	June 30, 2014	December 31, 2013	For the Six Months Ended June 30, 2014
	(dollars in millions)
Common equity	$65,735	$62,701	$63,944
Preferred equity	5,020	3,220	3,991

Morgan Stanley shareholders’ equity	70,755	65,921	67,935
Junior subordinated debentures issued to capital trusts	4,876	4,849	4,862
Less: Goodwill and net intangible assets(2)	(9,731)	(9,873)	(9,803)

Tangible Morgan Stanley shareholders’ equity	$65,900	$60,897	$62,994

Common equity	$65,735	$62,701	$63,944
Less: Goodwill and net intangible assets(2)	(9,731)	(9,873)	(9,803)

Tangible common equity(3)	$56,004	$52,828	$54,141

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The goodwill and net intangible assets deduction excluding mortgage servicing rights (net of disallowable mortgage servicing rights) was $7 million at June 30, 2014 and December 31, 2013.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

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

Regulatory Requirements.

Regulatory Capital Framework.

The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Company’s U.S. Banks.

Implementation of U.S. Basel III.

The U.S. banking regulators have comprehensively revised their risk-based and leverage capital framework to implement many aspects of the Basel III capital standards established by the Basel Committee. The U.S. banking regulators’ revised capital framework is referred to herein as “U.S. Basel III.” The Company and the Company’s U.S. Banks became subject to U.S. Basel III on January 1, 2014. Aspects of U.S. Basel III, such as the minimum risk-based capital ratio requirements, new capital buffers and certain deductions from and adjustments to capital, will be phased-in over several years. Prior to January 1, 2014, the Company and the Company’s U.S. Banks

calculated regulatory capital ratios using the U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5.”

Regulatory Capital.    Under U.S. Basel III new items are deducted from the respective tiers of regulatory capital and certain existing regulatory deductions and adjustments are modified or are no longer applicable. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018. Unrealized gains and losses on AFS Securities are reflected in Common Equity Tier 1 capital, subject to a phase-in schedule. The percentage of the regulatory deductions and adjustments to Common Equity Tier 1 capital that apply to the Company in 2014 ranges from 20% to 100%, depending on the specific item.

In addition, U.S. Basel III also narrows the eligibility criteria for regulatory capital instruments. As a result of these revisions, existing trust preferred securities will be fully phased out of the Company’s Tier 1 capital by January 1, 2016. Thereafter, existing trust preferred securities that do not satisfy U.S. Basel III’s eligibility criteria for Tier 2 capital will be phased out of the Company’s regulatory capital by January 1, 2022.

Risk-weighted Assets.    The Company is required to calculate and hold capital against credit, market and operational RWAs. RWAs reflect both on- and off-balance sheet risk of the Company. Credit RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. Market RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market and credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 3. Operational RWAs reflect capital charges attributable to the risk of loss resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, legal and compliance risks or damage to physical assets). The Company may incur operational risks across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing).

In March 2014, the Basel Committee established a new methodology for calculating counterparty credit risk exposures: the standardized approach for measuring counterparty credit risk exposures (“SA-CCR”). The Company understands that U.S. banking regulators are considering whether and how to implement the SA-CCR methodology in the United States, which may in the future impact the Company’s calculation of RWAs. In addition, the Basel Committee has several proposals under consideration related to RWA calculation methodologies, including proposals with respect to trading book and securitization positions. The impact of these proposals on the Company’s calculation of RWAs will not be known with certainty until such proposals are finalized.

Calculation of Risk-based Capital Ratios.    On February 21, 2014, the Federal Reserve and the OCC approved the Company’s and the Company’s U.S. Banks’ completion of the parallel run process under the Advanced Approach framework. As Advanced Approach banking organizations, the Company and the Company’s U.S. Banks are required to compute risk-based capital ratios using both (i) a Standardized Approach, represented as U.S. Basel I as supplemented by Basel 2.5 for calendar year 2014 and beginning in 2015, the U.S. Basel III Standardized Approach for calculating credit and market RWAs; and (ii) after completing the parallel run process, an advanced internal ratings-based approach for calculating credit RWAs and advanced measurement approaches for calculating operational RWAs, as supplemented by advanced market RWAs calculated under U.S. Basel III (the “Advanced Approach”). A key difference between the Standardized and Advanced Approach is that the former mandates the use of standardized risk weights and methodologies for calculating RWAs, whereas the latter permits the use of supervisor-approved internal models and methodologies that meet specified qualitative and quantitative requirements to calculate RWAs, which generally give rise to more risk-sensitive measurements. The Advanced Approach includes a specific capital requirement for operational risk.

To implement a provision of the Dodd-Frank Act, U.S. Basel III subjects Advanced Approach banking organizations, such as the Company and the Company’s U.S. Banks, to a permanent “capital floor.” The capital floor is based on the lower of the capital ratios calculated under either the Advanced Approach or a Standardized Approach, represented as U.S. Basel I as supplemented by Basel 2.5 for calendar year 2014 and, beginning on January 1, 2015, the U.S. Basel III Standardized Approach. The U.S. Basel III Standardized Approach modifies certain U.S. Basel I methods for calculating RWAs and prescribes new standardized risk weights for certain types of assets and exposures. The capital floor applies to the calculation of both minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed by banking regulators, the countercyclical capital buffer.

The methods for calculating each of the Company’s risk-based capital ratios will change as U.S. Basel III’s revisions to the numerator and denominator are phased-in and as the Company begins calculating RWAs using the Advanced Approach and the Standardized Approach. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile. The basis for the calculation of the Company’s U.S. Basel III capital ratios, on a transitional and fully phased-in basis, are presented below:

		Transition Period			Fully Phased-In(1)
		March 31, 2014	June 30, 2014 to December 31, 2014	2015 to 2017	2018 and onwards

Regulatory Capital (Numerator of risk-based capital and leverage ratios)		U.S. Basel III Transitional(2)			U.S. Basel III

RWAs (Denominator of risk-based capital ratios)	Standardized Approach	U.S. Basel I and Basel 2.5		U.S. Basel III Standardized Approach

	Advanced Approach(3)		U.S. Basel III Advanced Approach

Denominator of leverage ratios	Tier 1 Leverage Ratio	Adjusted Average On-Balance Sheet Assets(4)

	Supplementary Leverage Ratio(5)			Adjusted Average On-Balance Sheet Assets and Certain Off-Balance Sheet Exposures

(1)	By the beginning of 2018, U.S. Basel III rules defining capital (numerator of capital ratios) will be fully phased-in, except for the exclusion of non-qualifying trust preferred securities from Tier 2 capital, which will be fully phased-in beginning in 2022. In addition, the Company will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer on a fully phased-in basis beginning in 2019. The capital conservation buffer and, if deployed, the countercyclical buffer apply to each of the Common Equity Tier 1, Tier 1 and Total Capital ratios. The requirements for these additional capital buffers will be phased-in beginning in 2016.
(2)	Beginning June 30, 2014, as a result of the Company’s and the Company’s U.S. Banks’ completion of the Advanced Approach parallel run, the amount of expected credit loss that exceeds eligible credit reserves must be deducted 20% from Common Equity Tier 1 capital and 80% from Additional Tier 1 capital. Over the next several years, this deduction from Common Equity Tier 1 capital will incrementally increase and the amount deducted from Additional Tier 1 capital will correspondingly decrease, until fully transitioned by 2018. In addition, under the Basel III Advanced Approach framework, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under U.S. Basel I as supplemented by Basel 2.5 and under the Standardized Approach, up to 1.25% of credit RWAs.
(3)	Public reporting of Advanced Approach capital ratios began with the quarter ended June 30, 2014.
(4)	In accordance with U.S. Basel III, adjusted average assets represent the Company’s average total on-balance sheet assets minus certain amounts deducted from Tier 1 capital.
(5)	Beginning in 2015, the Company will be required to publicly disclose its supplementary leverage ratio, which will become effective as a capital standard on January 1, 2018.

Beginning in the second quarter of 2014, the Company’s risk-based capital ratios for regulatory purposes are the lower of each ratio calculated under U.S. Basel I as supplemented by Basel 2.5 and the Advanced Approach.

Beginning January 1, 2015, the Company’s risk-based capital ratios for regulatory purposes for calculating the capital conservation buffer and, if deployed by banking regulators, the countercyclical capital buffer, will be the lower of each ratio calculated under the Advanced Approach and U.S. Basel III Standardized Approach.

The Company’s Regulatory Capital and Capital Ratios.    The following table presents the Company’s capital ratios at June 30, 2014. Each ratio represents the lower of the Company’s risk-based capital ratios (on a transitional basis) calculated using a U.S. Basel III transitional numerator and RWAs computed under U.S. Basel I as supplemented by Basel 2.5 and under the Advanced Approach.

At June 30, 2014, the Company’s risk-based capital ratios were lower under the Advanced Approach transitional rules. In addition, the table also presents the minimum required regulatory capital ratios applicable under U.S. Basel III:

	Actual Capital Ratios June 30, 2014	Required Minimum Capital Ratios
		2014	Fully Phased-In(2)
Common Equity Tier 1 capital ratio	13.9%	4.0%	4.5%
Tier 1 capital ratio	15.4%	5.5%	6.0%
Total capital ratio	17.4%	8.0%	8.0%
Tier 1 leverage ratio(1)	7.8%	4.0%	4.0%

(1)	Defined as the ratio of Tier 1 capital to average total on-balance sheet assets (subject to certain adjustments in accordance with U.S. Basel III rules).
(2)	Minimum fully phased-in capital ratios do not include the capital conservation buffer and countercyclical capital buffer.

On a fully phased-in basis by 2019, the Company will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock and to pay discretionary bonuses to executive officers.

While the Federal Reserve has not yet revised the well-capitalized standard for financial holding companies to reflect the higher capital standards in U.S. Basel III, the U.S. banking regulators have revised the well-capitalized standards for insured depository institutions such as the Company’s U.S. Banks. Assuming that the Federal Reserve will apply the same or very similar well-capitalized standards to financial holding companies, each of the Company’s risk-based capital ratios and Tier 1 leverage ratio, at June 30, 2014, would exceed the revised well-capitalized standard.

The following is a six-month roll-forward of the Company’s Common Equity Tier 1 capital, Additional Tier 1 capital and Tier 2 capital calculated under U.S. Basel III on a transitional basis from December 31, 2013 to June 30, 2014.

Six Months Ended June 30, 2014
(dollars in millions)
Common Equity Tier 1 capital:
Tier 1 Common capital under U.S. Basel I rules at December 31, 2013	$49,917
Change in the value of shareholders’ common equity	3,034
New items subject to deduction and adjustments under U.S. Basel III Advanced transitional rules:
Credit spread premium over risk-free rate for derivative liabilities	(147)
Investments in capital instruments of unconsolidated financial institutions	(98)
Expected credit loss that exceeds eligible credit reserves(1)	(31)
Other new deductions and adjustments	(41)
Modification of existing deductions under U.S. Basel III Advanced transitional rules:
Net goodwill	(201)
Net intangible assets (other than goodwill and mortgage servicing assets)	2,703
Net deferred tax assets	2,285
Net after-tax debt valuation adjustment	(1,047)
Adjustments related to accumulated other comprehensive income	186
U.S. Basel I deductions that are no longer applicable under U.S. Basel III Advanced transitional rules	1,584

Common Equity Tier 1 capital under U.S. Basel III Advanced transitional rules at June 30, 2014	$58,144

Additional Tier 1 capital:
Additional Tier 1 capital under U.S. Basel I rules at December 31, 2013	$11,090
New issuance of qualifying preferred stock	1,800
Modification of treatment of Additional Tier 1 capital components under U.S. Basel III Advanced transitional rules:
Trust preferred securities	(2,323)
Nonredeemable noncontrolling interests	(1,924)
New items subject to deduction and adjustments under U.S. Basel III Advanced transitional rules:
Net deferred tax assets	(2,376)
Credit spread premium over risk-free rate for derivative liabilities	(589)
Net after-tax debt valuation adjustment	911
Expected credit loss that exceeds eligible credit reserves	(123)
Other adjustments and deductions	(77)

Additional Tier 1 capital at June 30, 2014	$6,389

Tier 1 capital (Common Equity Tier 1 capital plus Additional Tier 1 capital) at June 30, 2014	$64,533

Tier 2 capital:
Tier 2 capital under U.S. Basel I rules at December 31, 2013	$4,993
Change in subordinated debt	288
De-recognition of allowance for loan and lease losses under Basel III Advanced transitional rules(2)	(284)
New capital components subject to recognition under U.S. Basel III Advanced transitional rules:
Trust preferred securities	2,438
Nonredeemable noncontrolling interests	23
New items subject to deduction and adjustments under U.S. Basel III Advanced transitional rules	(54)
U.S. Basel I deductions that are no longer applicable under U.S. Basel III Advanced transitional rules	850

Tier 2 capital at June 30, 2014	$8,254

Total capital at June 30, 2014	$72,787

(1)	Beginning June 30, 2014, as a result of the Company’s and the Company’s U.S. Banks’ completion of the Advanced Approach parallel run, the amount of expected credit loss that exceeds eligible credit reserves must be deducted 20% from Common Equity Tier 1 capital and 80% from Additional Tier 1 capital. Over the next several years, this deduction from Common Equity Tier 1 capital will incrementally increase and the amount deducted from Additional Tier 1 capital will correspondingly decrease, until fully transitioned by 2018.

(2)	For purposes of calculating capital ratios under the Advanced Approach, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under U.S. Basel I and Basel 2.5 and under the Standardized Approach, up to 1.25% of credit RWAs.

The following table shows the adjustments made to the Company’s equity to determine Common Equity Tier 1, Additional Tier 1, Tier 2 and Total capital as defined in U.S. Basel III on a transitional basis.

	At June 30, 2014		At December 31, 2013
	U.S. Basel III Transitional/ Advanced Approach	U.S. Basel III Transitional/ Basel I + 2.5 Approach	U.S. Basel I
	(dollars in millions)
Common Equity Tier 1 capital:
Common stock and surplus	$21,324	$21,324	$21,622
Retained earnings	45,144	45,144	42,172
Accumulated other comprehensive (loss)	(733)	(733)	(1,093)
Regulatory adjustments and deductions:
Less: Net goodwill	(6,796)	(6,796)	(6,595)
Less: Net intangible assets (other than goodwill and mortgage servicing assets)	(576)	(576)	(3,279)
Less: Credit spread premium over risk free rate for derivative liabilities	(147)	(147)	N/A
Less: Net deferred tax assets	(594)	(594)	(2,879)
Less: Investments in capital instruments of unconsolidated financial institutions	(98)	(98)	N/A
After-tax debt valuation adjustment	228	228	1,275
Adjustments related to accumulated other comprehensive income	464	464	278
Expected credit loss over eligible credit reserves(1)	(31)	(31)	N/A
Other adjustments and deductions	(41)	(41)	(1,584)

Total Common Equity Tier 1 capital	$58,144	$58,144	$49,917

Additional Tier 1 capital:
Preferred stock	$5,020	$5,020	$3,220
Trust preferred securities	2,438	2,438	4,761
Nonredeemable noncontrolling interests	1,185	1,185	3,109
Regulatory adjustments and deductions:
Less: Net deferred tax assets	(2,376)	(2,376)	N/A
Less: Credit spread premium over risk free rate for derivative liabilities	(589)	(589)	N/A
After-tax debt valuation adjustment	911	911	N/A
Expected credit loss over eligible credit reserves	(123)	(123)	N/A
Other adjustments and deductions	(77)	(77)	N/A

Additional Tier 1 capital	$6,389	$6,389	$11,090

Total Tier 1 capital	$64,533	$64,533	$61,007

Tier 2 capital:
Subordinated debt	$5,847	$5,847	$5,559
Trust preferred securities	2,438	2,438	N/A
Other qualifying amounts(1)	23	318	284
Regulatory adjustments and deductions	(54)	(54)	(850)

Total Tier 2 capital	$8,254	$8,549	$4,993

Total capital	$72,787	$73,082	$66,000

N/A—Not Applicable

(1)	For purposes of calculating capital ratios under the Advanced Approach, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under U.S. Basel I and Basel 2.5 and under the Standardized Approach, up to 1.25% of credit RWAs.

The following table presents the Company’s RWAs and regulatory capital ratios at June 30, 2014 and December 31, 2013:

	At June 30, 2014		At December 31, 2013
	U.S. Basel III Transitional/ Advanced Approach	U.S. Basel III Transitional/ Basel I + 2.5 Approach	U.S. Basel I(1)
	(dollars in millions)
RWAs:
Credit risk	$182,381	$288,794	$255,915
Market risk	126,800	114,144	133,760
Operational risk	108,873	N/A	N/A

Total RWAs	$418,054	$402,938	$389,675

Capital ratios:
Common Equity Tier 1 ratio/Tier 1 common capital ratio	13.9%	14.4%	12.8%
Tier 1 capital ratio	15.4%	16.0%	15.7%
Total capital ratio	17.4%	18.1%	16.9%
Tier 1 leverage ratio	7.8%	7.8%	7.6%
Adjusted average assets(2)	$824,662	$824,662	$805,838

N/A—Not Applicable

(1)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s Total capital, Tier 1 capital, Tier 1 common capital and Tier 1 leverage ratios and RWAs at December 31, 2013 were calculated under this framework.
(2)	Average total on-balance sheet assets subject to certain adjustments in accordance with U.S. Basel I rules for the quarter ended December 31, 2013 and U.S. Basel III rules for the quarter ended June 30, 2014.

The Company estimates its pro forma Common Equity Tier 1 risk-based capital ratio under the fully phased-in Advanced Approach and the fully phased-in U.S. Basel III Standardized Approach to be approximately 12.3% and 10.7%, respectively, at June 30, 2014. These estimates are based on the Company’s current understanding of U.S. Basel III and other factors, which may be subject to change as the Company receives additional clarification and implementation guidance from regulators relating to U.S. Basel III, and as the interpretation of the regulation evolves over time. The pro forma risk-based Common Equity Tier 1 capital ratio estimates are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that have not yet become effective. The pro forma risk-based Common Equity Tier 1 capital ratio estimates are based on shareholders’ equity, Common Equity Tier 1 capital, RWAs and certain other data inputs at June 30, 2014. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

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

In February 2014, the Federal Reserve issued a final rule specifying how large bank holding companies, including the Company, should incorporate U.S. Basel III into their capital plans and Dodd-Frank Act stress test results. Among other things, the final rule requires large bank holding companies to project both Tier 1 Common capital ratio using the methodology currently in effect under U.S. Basel I as supplemented by Basel 2.5 and Common Equity Tier 1 ratio under U.S. Basel III after giving effect to transitional arrangements. The final rule also requires Advanced Approach banking organizations, including the Company, to incorporate the Advanced Approach into the capital planning and stress testing cycles that begin on October 1, 2015. In June 2014, the Federal Reserve proposed revisions to its capital planning and stress testing regulations that would, among other things, limit a large bank holding company’s ability to make capital distributions in any quarter to the extent that its actual capital issuances were less than the amount indicated in its capital plan for that quarter and shift the commencement and submission dates of the capital plan and stress test cycles beginning with the 2015-2016 cycles.

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

Risk-based Capital Surcharge.    In addition to U.S. Basel III, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for certain bank holding companies, including the Company. The Federal Reserve has indicated that it intends to address this requirement by implementing the Basel Committee’s capital surcharge for global systemically important banks (“G-SIBs”). The Financial Stability Board (“FSB”) has provisionally identified the G-SIBs and assigned each G-SIB a Common Equity Tier 1 capital surcharge ranging from 1.0% to 2.5% of RWAs. The Company was provisionally assigned a G-SIB capital surcharge of 1.5%. The FSB has stated that it intends to annually update the list of G-SIBs and the risk-based capital surcharge assigned to each G-SIB.

Supplementary Leverage Ratio.    The U.S. banking regulators have issued a final rule to implement enhanced supplementary leverage ratio standards for certain large bank holding companies and their insured depository institution subsidiaries, including the Company and the Company’s U.S. Banks. Under the final rule, a covered bank holding company would need to maintain a Tier 1 supplementary leverage capital buffer of greater than 2% in addition to the 3% minimum supplementary leverage ratio (for a total of greater than 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. The final rule also establishes a “well-capitalized” threshold based on a supplementary leverage ratio of 6% for insured depository institution subsidiaries, including the Company’s U.S. Banks. In April 2014, the U.S. banking regulators proposed revisions to the denominator of the supplementary leverage ratio to implement the Basel Committee’s January 2014 revisions to the denominator of the Basel III leverage ratio. The revised denominator proposed by the U.S. banking regulators differs from the original version of the supplementary leverage ratio in the U.S. Basel III final rule with respect to the treatment of, among other things, derivatives (including centrally cleared derivatives and sold credit protection), repo-style transactions and certain off-balance sheet items. The enhanced supplementary leverage ratio standards will become effective on January 1, 2018 with public disclosure beginning in 2015. Based on a preliminary analysis of the U.S. banking regulators’ enhanced supplementary leverage ratio final rule and proposed revisions to the denominator of the supplementary leverage ratio, the Company estimates its pro forma supplementary leverage ratio to be approximately 4.6% at June 30, 2014. This estimate utilizes a fully phased-in Basel III Tier 1 capital numerator and a denominator of approximately $1.25 trillion which represents the Company’s consolidated assets under U.S. GAAP as adjusted, among other items, by: (i) the addition of the potential future exposure for derivative contracts (including contracts cleared for clients), off-balance sheet exposures multiplied by their respective credit conversion factors, counterparty credit risk associated with repo-style transactions, and the effective notional amount of sold credit protection reduced by certain qualifying purchased credit protection; and (ii) the subtraction of certain amounts deducted from the computation of Tier 1 capital. The pro forma supplementary leverage ratio estimate is a non-GAAP financial measure that the Company considers to be a useful measure for evaluating compliance with new regulatory capital requirements that have not yet become effective. Based on a preliminary analysis of the proposed standards, the Company expects to achieve a supplementary leverage ratio of greater than 5% in 2015 through accretion of capital and other actions, which may include derivative portfolio compression and other balance sheet optimization. The Company’s estimated Basel III supplementary leverage ratio is based upon its current interpretation and expectations regarding the proposed rule, and remains subject to ongoing review and revision. As the revised denominator of the supplementary leverage ratio is currently a proposed rule, and may change based on final rules issued by the U.S. banking regulators, the Company’s expectations are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on the proposed denominator revisions. Further, the expectations should not be taken as a projection of what the Company’s supplemental leverage ratios or earnings or assets will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A of the Form 10-K.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based and leverage use-of-capital measure, which is compared with the Company’s regulatory capital to ensure the Company maintains an amount of going concern capital after absorbing potential losses from extreme stress events where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Common Equity Tier 1 capital, aggregate Required Capital and Parent capital for the quarter ended June 30, 2014 were approximately $56.9 billion, $40.1 billion and $16.8 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including U.S. Basel III transitional deductions and adjustments expected to reduce the Company’s capital through 2018. The increase in Parent capital from the fourth quarter of 2013 to the second quarter of 2014 was primarily driven by these transitional provisions. The Company also holds Parent capital for organic growth, acquisitions and other capital needs.

Common Equity Tier 1 capital and common equity attribution to the business segments is based on capital usage calculated by the Required Capital Framework as well as each business segment’s relative contribution to total Company Required Capital. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital Framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The Company will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

The following table presents the business segments’ and Parent’s average Common Equity Tier 1 capital and average common equity for the quarters ended June 30, 2014 and December 31, 2013:

	June 30, 2014 (U.S. Basel III)		December 31, 2013 (U.S. Basel I)
	Average Common Equity Tier 1 Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$32.5	$33.3	$31.4	$36.2
Wealth Management	5.5	11.5	4.5	13.2
Investment Management	2.1	3.1	1.8	2.9
Parent capital	16.8	16.7	11.9	10.7

Total	$56.9	$64.6	$49.6	$63.0

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities and Investment Management business segments. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7, of the Form 10-K and Note 7 to the condensed consolidated financial statements in Item 1 for further information.

See Note 11 to the condensed consolidated financial statements in Item 1 for further information on guarantees.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at June 30, 2014 were $161 billion. See Note 11 to the condensed consolidated financial statements in Item 1 for further information on Commitments.

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

The Company’s VaR model evolves over time in response to changes in the composition of trading portfolios and to improvements in modeling techniques and systems capabilities. The Company is committed to continuous review and enhancement of VaR methodologies and assumptions in order to capture evolving risks associated with changes in market structure and dynamics. As part of the Company’s regular process improvements, additional systematic and name-specific risk factors may be added to improve the VaR model’s ability to more accurately estimate risks to specific asset classes or industry sectors.

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

Table 1 below presents the Management VaR for the Company’s Trading portfolio, on a period-end, quarterly average and quarterly high and low basis. The Credit Portfolio is disclosed as a separate category from the Primary Risk Categories, and includes loans that are carried at fair value and associated hedges, as well as counterparty credit valuation adjustments and related hedges.

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for the Quarter Ended June 30, 2014				95%/One-Day VaR for the Quarter Ended March 31, 2014

Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$32	$31	$37	$26	$31	$33	$40	$28
Equity price	21	18	22	15	19	19	26	16
Foreign exchange rate	7	9	17	6	15	14	17	11
Commodity price	18	19	22	17	19	20	24	15
Less: Diversification benefit(1)(2)	(31)	(34)	N/A	N/A	(41)	(40)	N/A	N/A

Primary Risk Categories	$47	$43	$49	$37	$43	$46	$53	$41

Credit Portfolio	9	11	14	9	13	12	13	11
Less: Diversification benefit(1)(2)	(6)	(6)	N/A	N/A	(7)	(8)	N/A	N/A

Total Management VaR	$50	$48	$55	$41	$49	$50	$58	$45

(1)	Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	N/A–Not Applicable. The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore the diversification benefit is not an applicable measure.

The Company’s average Management VaR for the Primary Risk Categories for the quarter ended June 30, 2014 was $43 million compared with $46 million for the quarter ended March 31, 2014. The decrease was primarily driven by reduced exposure to credit spread products.

The average Credit Portfolio VaR for the quarter ended June 30, 2014 was $11 million compared with $12 million for the quarter ended March 31, 2014.

The average Total Management VaR for the quarter ended June 30, 2014 was $48 million compared with $50 million for the quarter ended March 31, 2014. This decrease was driven by the reduced risk in Primary Risk Categories.

Distribution of VaR Statistics and Net Revenues for the quarter ended June 30, 2014.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with actual trading revenues. Assuming no intra-day trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model would be questioned. The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for the Company, as well as individual business units. For days where losses exceed the VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The distribution of VaR Statistics and Net Revenues is presented in the histograms below for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended June 30, 2014 was $43 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended June 30, 2014, which was in a range between $36 million and $48 million for approximately 95% of the trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues, which includes profits and losses from positions included in VaR for the Company’s businesses that comprise the Primary Risk Categories for the quarter ended June 30, 2014. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenue required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended June 30, 2014, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 3 days, of which no day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended June 30, 2014 was $48 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for the quarter ended June 30, 2014, which was in a range between $41 million and $53 million for approximately 95% of trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues, which includes profits and losses from primary risk categories, credit portfolio positions and intraday trading activities, for the Company’s Trading businesses for the quarter ended June 30, 2014. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenue required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended June 30, 2014, the Company experienced net trading losses on 3 days, of which no day was in excess of the 95%/one-day Total Management VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Credit Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $6 million for each 1 basis point widening in the Company’s credit spread level for both June 30, 2014 and March 31, 2014.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $11 million for each 1 basis point widening in the Company’s credit spread level for both June 30, 2014 and March 31, 2014.

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

Given the current low interest rate environment, the Company uses the following interest rate scenarios to quantify the Company’s interest rate risk sensitivity: instantaneous parallel shocks of 100 and 200 basis point increases and 100 basis point decrease to all points on all yield curves simultaneously.

	+200 Basis Points	+100 Basis Points	-100 Basis Points(1)
	(dollars in millions)
Impact on the Company’s consolidated income from continuing operations before income taxes:
June 30, 2014	$1,248	$716	N/M
March 31, 2014	1,259	714	N/M

(1)	N/M – Not Meaningful given the current low interest rate environment.

Due to the non-trading nature of the assets and liabilities in the Company’s U.S. bank entities, net interest income sensitivity is computed and analyzed by management for both upward and downward movements in the yield curve. The Company uses the following interest rate scenarios to quantify the Company’s U.S. Banks’ interest rate risk sensitivity: instantaneous parallel shocks of 100 and 200 basis point increases and 100 basis point decrease to all points on all yield curves simultaneously.

	+200 Basis Points	+100 Basis Points	-100 Basis Points
	(dollars in millions)
Impact on the Company’s U.S. Banks’ income from continuing operations before income taxes:
June 30, 2014	$593	$388	$(275)
March 31, 2014	669	420	(321)

Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values.

	10% Sensitivity
Investments	June 30, 2014	March 31, 2014
	(dollars in millions)
Investments related to Investment Management activities:
Hedge fund investments	$105	$108
Private equity and infrastructure funds	137	148
Real estate funds	159	158

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	153	170
Other Company investments	234	194

Equity Market Sensitivity.

In the Company’s Wealth Management and Investment Management business segments, certain fee-based revenue streams are driven by the value of clients’ equity holdings. The overall level of revenues for those streams also depends on multiple additional factors that include, but are not limited to, the level and duration of the equity market decline, price volatility, the geographic and industry mix of client assets, the rate and magnitude of client investments and redemptions, and the impact of such market decline and price volatility on client behavior. Therefore, overall revenues do not correlate completely with changes in the equity markets.

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the Form 10-K. See Notes 8 and 11 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s financing receivables and lending commitments, respectively.

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. The table below summarizes the Company’s loan activity at June 30, 2014. Loans held for investment and loans held for sale are classified in Loans and loans held at fair value are classified in Trading assets in the condensed consolidated statements of financial condition at June 30, 2014. See Notes 4 and 8 to the condensed consolidated financial statements in Item 1 for further information.

	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total(4)
	(dollars in millions)
Corporate loans	$9,237	$5,151	$4,272	$18,660
Consumer loans	—	—	14,304	14,304
Residential real estate loans	—	—	12,618	12,618
Wholesale real estate loans	—	3,048	—	3,048

Loans held for investment, net of allowance	9,237	8,199	31,194	48,630

Corporate loans	5,304	187	—	5,491
Consumer loans	—	—	—	—
Residential real estate loans	—	4	89	93
Wholesale real estate loans	—	1,046	—	1,046

Loans held for sale	5,304	1,237	89	6,630

Corporate loans	1,236	8,352	—	9,588
Consumer loans	—	—	—	—
Residential real estate loans	—	1,873	—	1,873
Wholesale real estate loans	—	2,266	—	2,266

Loans held at fair value	1,236	12,491	—	13,727

Total loans	$15,777	$21,927	$31,283	$68,987

(1)	In addition to loans, at June 30, 2014, $67.1 billion of unfunded lending commitments were accounted for as held for investment, $19.9 billion of unfunded lending commitments were accounted for as held for sale and $5.5 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at June 30, 2014, $1.8 billion of unfunded lending commitments were accounted for as held for investment, $0.2 billion of unfunded lending commitments were accounted for as held for sale and $2.3 billion of unfunded lending commitments were accounted for at fair value.

(3)	In addition to loans, at June 30, 2014, $4.2 billion of unfunded lending commitments were accounted for as held for investment. At June 30, 2014 there were no unfunded lending commitments accounted for as held for sale.
(4)	The above table excludes customer margin loans outstanding of $28.3 billion and employee loans outstanding of $5.2 billion at June 30, 2014. See Notes 6 and 8 to the condensed consolidated financial statements in Item 1 for further information.

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

The Company’s corporate lending credit exposure is primarily from loan and lending commitments used for general corporate purposes, working capital and liquidity purposes and typically consists of revolving lines of credit, letter of credit facilities and term loans. In addition, the Company provides “event-driven” loans and lending commitments associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization activities. The Company’s “event-driven” loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

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

The table below presents the Company’s credit exposure from its corporate lending positions and lending commitments, which are measured in accordance with the Company’s internal risk management standards at June 30, 2014. The “total corporate lending exposure” column includes funded and unfunded lending commitments. Lending commitments represent legally binding obligations to provide funding to clients for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

Corporate Lending Commitments and Funded Loans at June 30, 2014

	Years to Maturity				Total Corporate Lending Exposure(2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$263	$74	$24	$—	$361
AA	3,476	2,441	4,806	—	10,723
A	2,819	3,363	12,886	422	19,490
BBB	12,565	9,906	21,396	309	44,176

Investment grade	19,123	15,784	39,112	731	74,750
Non-investment grade	1,796	7,983	17,533	5,086	32,398

Total	$20,919	$23,767	$56,645	$5,817	$107,148

(1)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(2)	Total corporate lending exposure represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

During the quarter ended June 30, 2014, the loans and lending commitments in Corporate Lending increased approximately 12%, mainly due to growth in “event-driven” loans and lending commitments. At June 30, 2014, the aggregate amount of investment grade funded loans was $6.9 billion and the aggregate amount of non-investment grade funded loans was $7.9 billion. In connection with these corporate lending activities (which include corporate funded and unfunded lending commitments), the Company had hedges (which include “single name,” “sector” and “index” hedges) with a notional amount of $8.7 billion related to the total corporate lending exposure of $107.1 billion at June 30, 2014. At June 30, 2014, all Corporate lending activities held for investment were current.

“Event-Driven” Loans and Lending Commitments at June 30, 2014.

Included in the total corporate lending exposure amounts in the table above at June 30, 2014 were “event-driven” exposures of $24.2 billion composed of funded loans of $4.0 billion and lending commitments of $20.2 billion. Included in the “event-driven” exposure at June 30, 2014 were $12.2 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of the “event-driven” loans and lending commitments at June 30, 2014 was as follows: 50% will mature in less than 1 year, 7% will mature within 1 to 3 years, 23% will mature within 3 to 5 years and 20% will mature in over 5 years.

Industry Exposure—Corporate Lending.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed below.

The following table shows the Company’s credit exposure from its primary corporate loans and lending commitments by industry at June 30, 2014:

Industry	Corporate Lending Exposure

(dollars in millions)
Consumer staples	$16,887
Funds, exchanges and other financial services(1)	12,908
Energy	12,160
Utilities	11,687
Consumer discretionary	9,885
Industrials	9,425
Healthcare	9,271
Materials	7,519
Information technology	7,373
Telecommunications services	4,798
Insurance	3,555
Other	1,680

Total	$107,148

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activities described above, the Institutional Securities business segment engages in other lending activities. These activities primarily include corporate loans purchased in the secondary market, commercial and residential mortgage lending, asset-backed lending and financing extended to institutional clients. During the quarter ended June 30, 2014, the loans and lending commitments associated with these activities increased approximately 28%, mainly due to growth in corporate and wholesale real estate loans. At June 30, 2014, approximately 99.9% of Institutional Securities Other lending activities held for investment were current; approximately 0.1% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

At June 30, 2014, Institutional Securities Other lending activities by remaining contract maturity were as follows:

	Years to Maturity				Total Institutional Securities Other Lending Activities

	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Corporate loans	$4,452	$5,188	$1,699	$2,353	$13,692
Consumer loans	—	—	—	—	—
Residential real estate loans	—	—	71	1,806	1,877
Wholesale real estate loans	306	1,871	2,571	1,610	6,358

Total	$4,758	$7,059	$4,341	$5,769	$21,927

In addition, Institutional Securities Other lending activities include margin lending, which allows the client to borrow against the value of qualifying securities. At June 30, 2014, Institutional Securities margin lending of $14.3 billion is classified within Customer and other receivables in the condensed consolidated statements of financial condition.

Wealth Management Lending Activities.    The principal Wealth Management lending activities includes securities-based lending and residential real estate loans. At June 30, 2014, Wealth Management’s lending activities by remaining contract maturity were as follows:

	Years to Maturity				Total Wealth Management Lending Activities
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Securities-based lending and other loans	$16,451	$918	$600	$607	$18,576
Residential real estate loans	—	—	—	12,707	12,707

Total	$16,451	$918	$600	$13,314	$31,283

Securities-based lending provided to the Company’s retail clients is primarily conducted through the Company’s Portfolio Loan Account (“PLA”) platform and had an outstanding balance of $16.3 billion within the $18.6 billion in the above table at June 30, 2014. These loans allow the client to borrow money against the value of qualifying securities for any purpose other than purchasing securities. The Company establishes approved credit lines against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. These credit lines are uncommitted loan facilities, as the Company reserves the right not to make any advances, or may terminate these credit lines at any time whether or not an event of default has occurred. Factors considered in the review of these loans are the amount, the proposed pledged collateral and its diversification profile and, in the case of concentrated positions, liquidity of the underlying collateral or potential hedging strategies. Underlying collateral is also reviewed with respect to the valuation, trading history, volatility and any issuer or industry concentrations.

Residential real estate loans consist of first and second lien mortgages, including home equity lines of credit (“HELOC”) loans. For these loans, a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., Fair Isaac Corporation (“FICO”) scores), debt ratios and reserves of the borrower. Loan-to-value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. Mortgage and HELOC loans are held for investment in the Company’s portfolio.

During the quarter ended June 30, 2014, the loans and lending commitments associated with Wealth Management’s lending activities increased approximately 8%, mainly due to growth in PLA and residential real estate loans. At June 30, 2014, approximately 99.9% of Wealth Management’s lending activities held for investment were current; less than 0.1% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Wealth Management also provides margin lending to retail clients and had an outstanding balance of $14.0 billion at June 30, 2014, which is classified within Customer and other receivables in the condensed consolidated statements of financial condition.

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

Credit Exposure—Derivatives.

The Company incurs credit risk as a dealer in over-the-counter (“OTC”) derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. In connection with its OTC derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of counterparty default. The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For credit exposure information on the Company’s OTC derivative products, see Note 10 to the condensed consolidated financial statements in Item 1.

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

The Company trades in a variety of credit derivatives and may either purchase or write protection on a single name or portfolio of referenced entities. In transactions referencing a portfolio of entities or securities, protection may be limited to a tranche of exposure or a single name within the portfolio. The Company is an active market maker in the credit derivatives markets. As a market maker, the Company works to earn a bid-offer spread on client flow business and manages any residual credit or correlation risk on a portfolio basis. Further, the Company uses credit derivatives to manage its exposure to residential and commercial mortgage loans and corporate lending exposures during the periods presented. The effectiveness of the Company’s credit default swap (“CDS”) protection as a hedge of the Company’s exposures may vary depending upon a number of factors, including the contractual terms of the CDS.

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

The following table summarizes the key characteristics of the Company’s credit derivative portfolio by counterparty at June 30, 2014. The fair values shown are before the application of any counterparty or cash collateral netting. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 10 to the condensed consolidated financial statements in Item 1.

	At June 30, 2014
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$27,917	$27,205	$712	$903,065	$876,853
Insurance and other financial institutions	6,331	6,080	251	203,386	236,649
Non-financial entities	101	105	(4)	6,451	5,345

Total	$34,349	$33,390	$959	$1,112,902	$1,118,847

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 5% of receivable fair values and 7% of payable fair values represent Level 3 amounts (see Note 4 to the condensed consolidated financial statements in Item 1).

Other.

In addition to the activities noted above, there are other credit risks managed by the Company’s Credit Risk Management Department and various business areas within the Institutional Securities business segment. The Company participates in securitization activities whereby it extends short- or long-term funding to clients through loans and lending commitments that are secured by assets of the borrower and generally provide for over-collateralization, including commercial real estate, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 7 to the condensed consolidated financial statements in Item 1 for information about the Company’s securitization activities. Certain risk management activities as they pertain to establishing appropriate collateral amounts for the Company’s prime brokerage and securitized product businesses are primarily monitored within those respective areas in that they determine the appropriate collateral level for each strategy or position. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s collateralized transactions.

Country Risk Exposure.

Country risk exposure is the risk that uncertainties arising from the economic, social, security and political conditions within a foreign country (any country other than the U.S.) will adversely affect the ability of the sovereign government and/or obligors within the country to honor their obligations to the Company. Country risk exposure is measured in accordance with the Company’s internal risk management standards and includes obligations from sovereign governments, corporations, clearinghouses and financial institutions. The Company actively manages country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows the Company to effectively identify, monitor and limit country risk. Country risk exposure before and after hedges is monitored and managed.

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

The Company conducts periodic stress testing that seeks to measure the impact on the Company’s credit and market exposures of shocks stemming from negative economic or political scenarios. When deemed appropriate by the Company’s risk managers, the stress test scenarios include possible contagion effects. Second order risks such as the impact for core European banks of their peripheral exposures may also be considered. The Company also conducts legal and documentation analysis of its exposures to obligors in peripheral jurisdictions, which are defined as exposures in Greece, Ireland, Italy, Portugal and Spain, to identify the risk that such exposures could be redenominated into new currencies or subject to capital controls in the case of country exit from the Euro-zone. This analysis, and results of the stress tests, may result in the amendment of limits or exposure mitigation.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows the Company’s ten largest non-U.S. country risk net exposures at June 30, 2014. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$251	$25	$—	$—	$276	$(191)	$85
Non-sovereigns	1,209	13,208	1,882	6,494	22,793	(2,005)	20,788

Subtotal	$1,460	$13,233	$1,882	$6,494	$23,069	$(2,196)	$20,873

Netherlands
Sovereigns	$(236)	$2	$—	$—	$(234)	$(34)	$(268)
Non-sovereigns	683	824	316	4,253	6,076	(245)	5,831

Subtotal	$447	$826	$316	$4,253	$5,842	$(279)	$5,563

France:
Sovereigns	$(973)	$—	$—	$—	$(973)	$(11)	$(984)
Non-sovereigns	891	2,299	338	2,818	6,346	(676)	5,670

Subtotal	$(82)	$2,299	$338	$2,818	$5,373	$(687)	$4,686

Germany:
Sovereigns	$(1,194)	$200	$—	$—	$(994)	$(1,186)	$(2,180)
Non-sovereigns	67	3,011	386	4,237	7,701	(1,410)	6,291

Subtotal	$(1,127)	$3,211	$386	$4,237	$6,707	$(2,596)	$4,111

Japan:
Sovereigns	$2,064	$92	$—	$—	$2,156	$(11)	$2,145
Non-sovereigns	224	1,727	20	—	1,971	(50)	1,921

Subtotal	$2,288	$1,819	$20	$—	$4,127	$(61)	$4,066

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
Canada:
Sovereigns	$17	$73	$—	$—	$90	$—	$90
Non-sovereigns	779	1,568	166	1,321	3,834	(55)	3,779

Subtotal	$796	$1,641	$166	$1,321	$3,924	$(55)	$3,869

Brazil:
Sovereigns	$2,944	$—	$—	$—	$2,944	$—	$2,944
Non-sovereigns	(72)	142	999	165	1,234	(402)	832

Subtotal	$2,872	$142	$999	$165	$4,178	$(402)	$3,776

Singapore:
Sovereigns	$2,236	$166	$—	$—	$2,402	$—	$2,402
Non-sovereigns	132	494	22	315	963	(42)	921

Subtotal	$2,368	$660	$22	$315	$3,365	$(42)	$3,323

Australia:
Sovereigns	$(122)	$27	$—	$—	$(95)	$—	$(95)
Non-sovereigns	684	301	907	1,401	3,293	(348)	2,945

Subtotal	$562	$328	$907	$1,401	$3,198	$(348)	$2,850

China:
Sovereigns	$426	$77	$—	$—	$503	$—	$503
Non-sovereigns	1,110	308	583	86	2,087	(44)	2,043

Subtotal	$1,536	$385	$583	$86	$2,590	$(44)	$2,546

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At June 30, 2014, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for those countries were $(339.6) billion, $337.1 billion and $(2.5) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At June 30, 2014, the benefit of collateral received against counterparty credit exposure was $8.1 billion in the U.K., with 97% of collateral consisting of cash, U.S. and U.K. government obligations, and $14.2 billion in Germany with nearly all of the collateral consisting of cash and government obligations of France, Belgium, Netherlands, Finland and Austria. The benefit of collateral received against counterparty credit exposure in the eight other countries totaled approximately $13.7 billion, with collateral primarily consisting of cash, U.S. and Japanese government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at June 30, 2014, the Company had exposure to these countries for overnight deposits with banks of approximately $9.3 billion.

Industry Exposure—OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for current exposure arising from the Company’s OTC derivative contracts.

The following table shows the Company’s OTC derivative products at fair value by industry at June 30, 2014:

Industry	OTC Derivative Products(1)
(dollars in millions)
Utilities	$3,973
Funds, exchanges and other financial services(2)	2,974
Banks and securities firms	2,702
Special purpose vehicles	1,984
Regional governments	1,781
Healthcare	1,498
Industrials	1,115
Not-for-profit organizations	967
Sovereign governments	894
Energy	658
Other	2,071

Total	$20,617

(1)	For further information on derivative instruments and hedging activities, see Note 10 to the condensed consolidated financial statements in Item 1.
(2)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

Item 4.	Controls and Procedures.

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

	Three Months Ended June 30, 2014
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$101,440	$417	1.7%
Non-U.S.	118,709	111	0.4
Available for sale securities:
U.S.	62,007	150	1.0
Loans:
U.S.	50,565	346	2.8
Non-U.S.	406	12	12.0
Interest bearing deposits with banks:
U.S.	33,763	16	0.2
Non-U.S.	6,981	8	0.5
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(2):
U.S.	178,601	(145)	(0.3)
Non-U.S.	85,654	18	0.1
Other:
U.S.	69,365	167	1.0
Non-U.S.	15,150	150	4.0

Total	$722,641	$1,250	0.7%

Non-interest earning assets	112,784

Total assets	$835,425

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$117,278	$17	0.1%
Non-U.S.	214	—	—
Commercial paper and other short-term borrowings(3):
U.S.	1,013	—	—
Non-U.S.	799	2	1.0
Long-term debt(3):
U.S.	142,372	915	2.6
Non-U.S.	8,721	15	0.7
Trading liabilities(1):
U.S.	24,638	—	—
Non-U.S.	57,880	—	—
Securities sold under agreements to repurchase and Securities loaned(4):
U.S.	89,703	136	0.6
Non-U.S.	58,904	167	1.1
Other:
U.S.	119,892	(321)	(1.1)
Non-U.S.	49,131	52	0.4

Total	$670,545	$983	0.6

Non-interest bearing liabilities and equity	164,880

Total liabilities and equity	$835,425

Net interest income and net interest rate spread		$267	0.1%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30, 2013
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$126,580	$521	1.7%
Non-U.S.	104,393	92	0.4
Available for sale securities:
U.S.	41,126	110	1.1
Loans:
U.S.	31,937	254	3.2
Non-U.S.	532	24	18.3
Interest bearing deposits with banks:
U.S.	21,541	15	0.3
Non-U.S.	8,793	10	0.5
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(2)(5):
U.S.	185,772	(101)	(0.2)
Non-U.S.	96,984	20	0.1
Other:
U.S.	61,827	185	1.2
Non-U.S.	20,478	138	2.7

Total	$699,963	$1,268	0.7%

Non-interest earning assets	128,296

Total assets	$828,259

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$79,284	$41	0.2%
Non-U.S.	316	—	—
Commercial paper and other short-term borrowings(3):
U.S.	1,041	—	—
Non-U.S.	1,326	5	1.5
Long-term debt(3):
U.S.	154,864	900	2.4
Non-U.S.	14,033	17	0.5
Trading liabilities(1):
U.S.	31,755	—	—
Non-U.S.	60,176	—	—
Securities sold under agreements to repurchase and Securities loaned(4)(5):
U.S.	108,117	171	0.6
Non-U.S.	74,909	200	1.1
Other:
U.S.	96,971	(304)	(1.3)
Non-U.S.	37,064	34	0.4

Total	$659,856	$1,064	0.7

Non-interest bearing liabilities and equity	168,403

Total liabilities and equity	$828,259

Net interest income and net interest rate spread		$204	—%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30, 2014
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$105,660	$810	1.6%
Non-U.S.	117,122	219	0.4
Available for sale securities:
U.S.	58,719	288	1.0
Loans:
U.S.	47,070	703	3.0
Non-U.S.	396	27	13.8
Interest bearing deposits with banks:
U.S.	38,912	40	0.2
Non-U.S.	6,854	19	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(2):
U.S.	175,119	(218)	(0.3)
Non-U.S.	85,169	82	0.2
Other:
U.S.	69,524	329	1.0
Non-U.S.	15,597	294	3.8

Total	$720,142	$2,593	0.7%

Non-interest earning assets	113,698

Total assets	$833,840

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$115,793	$30	0.1%
Non-U.S.	194	—	—
Commercial paper and other short-term borrowings(3):
U.S.	880	—	—
Non-U.S.	647	2	0.6
Long-term debt(3):
U.S.	143,115	1,838	2.6
Non-U.S.	8,537	27	0.6
Trading liabilities(1):
U.S.	24,898	—	—
Non-U.S.	56,344	—	—
Securities sold under agreements to repurchase and Securities loaned(4):
U.S.	95,941	277	0.6
Non-U.S.	61,331	352	1.2
Other:
U.S.	114,789	(608)	(1.1)
Non-U.S.	46,749	100	0.4

Total	$669,218	$2,018	0.6

Non-interest bearing liabilities and equity	164,622

Total liabilities and equity	$833,840

Net interest income and net interest rate spread		$575	0.1%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30, 2013
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$127,382	$1,048	1.7%
Non-U.S.	100,285	169	0.3
Available for sale securities:
U.S.	41,269	206	1.0
Loans:
U.S.	30,292	488	3.3
Non-U.S.	542	34	12.7
Interest bearing deposits with banks:
U.S.	22,018	30	0.3
Non-U.S.	8,203	21	0.5
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(2)(5):
U.S.	188,330	(109)	(0.1)
Non-U.S.	99,587	76	0.2
Other:
U.S.	62,917	371	1.2
Non-U.S.	18,528	278	3.0

Total	$699,353	$2,612	0.8%

Non-interest earning assets	126,957

Total assets	$826,310

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$80,416	$82	0.2%
Non-U.S.	309	—	—
Commercial paper and other short-term borrowings(3):
U.S.	910	1	0.2
Non-U.S.	1,020	13	2.6
Long-term debt(3):
U.S.	157,661	1,842	2.4
Non-U.S.	11,976	35	0.6
Trading liabilities(1):
U.S.	36,289	—	—
Non-U.S.	60,629	—	—
Securities sold under agreements to repurchase and Securities loaned(4)(5):
U.S.	105,574	371	0.7
Non-U.S.	72,356	406	1.1
Other:
U.S.	94,344	(593)	(1.3)
Non-U.S.	34,403	69	0.4

Total	$655,887	$2,226	0.7

Non-interest bearing liabilities and equity	170,423

Total liabilities and equity	$826,310

Net interest income and net interest rate spread		$386	0.1%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading Assets:
U.S.	$(103)	$(1)	$(104)
Non-U.S.	13	6	19
Available for sale securities:
U.S.	56	(16)	40
Loans:
U.S.	148	(56)	92
Non-U.S.	(6)	(6)	(12)
Interest bearing deposits with banks:
U.S.	9	(8)	1
Non-U.S.	(2)	—	(2)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(5):
U.S.	4	(48)	(44)
Non-U.S.	(2)	—	(2)
Other:
U.S.	22	(40)	(18)
Non-U.S.	(37)	49	12

Change in interest income	$102	$(120)	$(18)

Interest bearing liabilities
Deposits:
U.S.	$20	$(44)	$(24)
Commercial paper and other short-term borrowings:
U.S.	—	—	—
Non-U.S.	(2)	(1)	(3)
Long-term debt:
U.S.	(73)	88	15
Non-U.S.	(6)	4	(2)
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	(29)	(6)	(35)
Non-U.S.	(43)	10	(33)
Other:
U.S.	(72)	55	(17)
Non-U.S.	11	7	18

Change in interest expense	$(194)	$113	$(81)

Change in net interest income	$296	$(233)	$63

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(179)	$(59)	$(238)
Non-U.S.	28	22	50
Available for sale securities:
U.S.	87	(5)	82
Loans:
U.S.	270	(55)	215
Non-U.S.	(9)	2	(7)
Interest bearing deposits with banks:
U.S.	23	(13)	10
Non-U.S.	(3)	1	(2)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(5):
U.S.	8	(117)	(109)
Non-U.S.	(11)	17	6
Other:
U.S.	39	(81)	(42)
Non-U.S.	(44)	60	16

Change in interest income	$209	$(228)	$(19)

Interest bearing liabilities
Deposits:
U.S.	$36	$(88)	$(52)
Commercial paper and other short-term borrowings:
U.S.	—	(1)	(1)
Non-U.S.	(5)	(6)	(11)
Long-term debt:
U.S.	(170)	166	(4)
Non-U.S.	(10)	2	(8)
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	(34)	(60)	(94)
Non-U.S.	(62)	8	(54)
Other:
U.S.	(128)	113	(15)
Non-U.S.	25	6	31

Change in interest expense	$(348)	$140	$(208)

Change in net interest income	$557	$(368)	$189

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.
(2)	Includes fees paid on securities borrowed.
(3)	The Company also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 4 to the condensed consolidated financial statements in Item 1).
(4)	Includes fees received on securities loaned.
(5)	During the fourth quarter of 2013, the Company identified that certain fees paid on securities borrowed which had been reported within Interest expense should have been reported within Interest income and that certain fees received on securities loaned which had been reported within Interest income should have been reported within Interest expense. The 2013 Form 10-K reflected the adjusted classification on a full year basis. To correct the corresponding 2013 quarterly periods to conform to the Form 10-K presentation, “Securities sold under agreements to repurchase and Securities loaned” and “Federal funds sold and securities purchased under agreements to resell and Securities borrowed” were reduced by $147 million and $191 million for the quarter and six months ended June 30, 2013, respectively. This adjustment had no impact on net interest income.

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the “First Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters.

The Company is continuing to respond to subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force (“RMBS Working Group”), concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgages backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass through certificates. These matters include, but are not limited to, investigations related to the Company’s due diligence on loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On May 8, 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved the Company’s Offer of Settlement to resolve the SEC’s investigation of certain subprime RMBS transactions sponsored and underwritten by the Company in 2007. Pursuant to the settlement, which was previously disclosed as an agreement in principle in the Form 10-K, the Company was charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Class Actions.

On July 22, 2014, the parties in In re Morgan Stanley Mortgage Pass-Through Certificates Litigation reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On July 23, 2014, the parties in In re IndyMac Mortgage-Backed Securities Litigation reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On July 17, 2014, the parties in Ge Dandong, et al. v. Pinnacle Performance Ltd. reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

Other Litigation.

On May 23, 2014, plaintiff and the defendants in the upcoming bellwether trial in Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. filed motions for summary adjudication. The Company is a defendant in these cases, but will not be a defendant in the bellwether trial.

On July 16, 2014, the plaintiff in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. voluntarily dismissed its claims against the Company with respect to one of the securitizations at issue.

On May 15, 2014, the appellate court in Allstate Insurance Co. v. Morgan Stanley et al. denied defendants’ appeal from the trial court’s decision denying in substantial part defendants’ motion to dismiss the amended complaint.

On May 1, 2014, the plaintiff in Sealink Funding Limited v. Morgan Stanley, et al. filed a notice of appeal of the court’s decision granting the defendants’ motion to dismiss the complaint.

On June 23, 2014, the court in Dexia SA/NV, et al. v. Morgan Stanley, et al. denied plaintiffs’ motion to renew their opposition to defendants’ motion to dismiss the amended complaint. On July 16, 2014, plaintiffs filed a notice of appeal of that decision.

On June 5, 2014, the defendants in The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. filed a renewed motion to dismiss the amended complaint.

On July 2, 2014, the parties in Asset Management Fund d/b/a AMF Funds et al v. Morgan Stanley et al. reached an agreement to settle the litigation. On July 18, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On June 10, 2014, the court in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. denied the defendants’ motion to dismiss the case. On July 10, 2014, the Company filed a renewed motion to dismiss with respect to two certificates at issue in the case.

On July 11, 2014, the defendants in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings.

On June 17, 2014, the plaintiffs in Phoenix Light SF Limited et al v. Morgan Stanley et al. filed an amended complaint against the Company and certain affiliates. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs, or their assignors, of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs or their assignors by the Company was approximately $344 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud, negligent misrepresentation and rescission based on mutual mistake and seeks, among other things, compensatory damages, punitive damages or alternatively rescission or rescissionary damages associated with the purchase of such certificates.

On July 21, 2014, the Company filed a motion to dismiss the complaint in Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC.

On April 30, 2014, the defendants in Federal Deposit Insurance Corporation, as Receiver for United Western Bank v. Banc of America Funding Corp., et al. filed a motion to dismiss the complaint.

Commercial Mortgage Related Matter.

On June 16, 2014, the court in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc. granted the Company’s supplemental motion for summary judgment. On June 17, 2014, the court entered judgment in the Company’s favor. On July 16, 2014, the plaintiff filed a notice of appeal.

Matters Related to the CDS Market.

The Company and the other recipients of the Statement of Objections issued by the European Commission (“EC”) in July 2013 with respect to the development of exchange traded credit default swap products attended oral hearings before the EC during the period May 12-19, 2014. The Company’s oral hearing took place on May 15, 2014. On May 23, 2014, the defendants in In Re: Credit Default Swaps Antitrust Litigation filed a motion to dismiss the plaintiffs’ second consolidated amended class action complaint.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2014.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(April 1, 2014—April 30, 2014)

Share Repurchase Program(A)	1,150,900	$30.96	1,150,900	$1,024
Employee Transactions(B)	155,643	$30.99	—	—

Month #2
(May 1, 2014—May 31, 2014)

Share Repurchase Program(A)	4,703,800	$30.14	4,703,800	$883
Employee Transactions(B)	50,447	$30.19	—	—

Month #3
(June 1, 2014—June 30, 2014)

Share Repurchase Program(A)	3,395,500	$31.56	3,395,500	$776
Employee Transactions(B)	28,678	$31.24	—	—

Total

Share Repurchase Program(A)	9,250,200	$30.76	9,250,200	$776
Employee Transactions(B)	234,768	$30.85	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In March 2014, the Company received no objection from the Federal Reserve to repurchase up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015 under the Company’s 2014 capital plan. During the quarter ended June 30, 2014, the Company repurchased approximately $284 million of the Company’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units, and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate, and may be suspended at any time.

Item 6.	Exhibits.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: August 5, 2014

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended June 30, 2014

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated August 5, 2014, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income—Three Months and Six Months Ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months and Six Months Ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Changes in Total Equity—Six Months Ended June 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1