Form 10-Q
period 2014-09-30
MORGAN STANLEY
filed 2014-11-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 1,957,403,208 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2014

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

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and due from banks ($49 and $544 at September 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	$20,242	$16,602
Interest bearing deposits with banks	35,584	43,281
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements ($149 and $117 at September 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	45,106	39,203
Trading assets, at fair value ($126,689 and $151,078 were pledged to various parties at September 30, 2014 and December 31, 2013, respectively) ($1,122 and $2,825 at September 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	252,482	280,744
Available for sale securities, at fair value	63,547	53,430
Securities received as collateral, at fair value	16,694	20,508
Federal funds sold and securities purchased under agreements to resell (includes $863 and $866 at fair value at September 30, 2014 and December 31, 2013, respectively)	98,994	118,130
Securities borrowed	140,303	129,707
Customer and other receivables	54,839	57,104
Loans:
Held for investment (net of allowances of $141 and $156 at September 30, 2014 and December 31, 2013, respectively)	51,465	36,545
Held for sale	6,744	6,329
Other investments ($488 and $561 at September 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	4,515	5,086
Premises, equipment and software costs (net of accumulated depreciation of $6,128 and $6,420 at September 30, 2014 and December 31, 2013, respectively) ($194 and $201 at September 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	5,642	6,019
Goodwill	6,589	6,595
Intangible assets (net of accumulated amortization of $1,924 and $1,703 at September 30, 2014 and December 31, 2013, respectively) (includes $6 and $8 at fair value at September 30, 2014 and December 31, 2013, respectively)	3,054	3,286
Other assets ($15 and $11 at September 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	8,711	10,133

Total assets	$814,511	$832,702

Liabilities
Deposits (includes $0 and $185 at fair value at September 30, 2014 and December 31, 2013, respectively).	$124,382	$112,379
Commercial paper and other short-term borrowings (includes $1,473 and $1,347 at fair value at September 30, 2014 and December 31, 2013, respectively)	1,760	2,142
Trading liabilities, at fair value ($1 and $33 at September 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	118,896	104,521
Obligation to return securities received as collateral, at fair value	22,944	24,568
Securities sold under agreements to repurchase (includes $609 and $561 at fair value at September 30, 2014 and December 31, 2013, respectively)	83,706	145,676
Securities loaned	27,657	32,799
Other secured financings (includes $4,367 and $5,206 at fair value at September 30, 2014 and December 31, 2013, respectively) ($380 and $543 at September 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	12,019	14,215
Customer and other payables	181,899	157,125
Other liabilities and accrued expenses ($72 and $76 at September 30, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	14,880	16,672
Long-term borrowings (includes $33,159 and $35,637 at fair value at September 30, 2014 and December 31, 2013, respectively)	152,357	153,575

Total liabilities	740,500	763,672

Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 13)	6,020	3,220
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at September 30, 2014 and December 31, 2013;
Shares issued: 2,038,893,979 at September 30, 2014 and December 31, 2013;
Shares outstanding: 1,958,386,188 and 1,944,868,751 at September 30, 2014 and December 31, 2013, respectively	20	20
Additional paid-in capital	23,922	24,570
Retained earnings	46,573	42,172
Employee stock trusts	2,127	1,718
Accumulated other comprehensive loss	(1,115)	(1,093)
Common stock held in treasury, at cost, $0.01 par value:
Shares outstanding: 80,507,791 and 94,025,228 at September 30, 2014 and December 31, 2013, respectively	(2,502)	(2,968)
Common stock issued to employee stock trusts	(2,127)	(1,718)

Total Morgan Stanley shareholders’ equity	72,918	65,921
Nonredeemable noncontrolling interests	1,093	3,109

Total equity	74,011	69,030

Total liabilities and equity	$814,511	$832,702

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Investment banking	$1,551	$1,160	$4,492	$3,687
Trading	2,448	2,259	7,926	7,847
Investments	138	728	724	1,254
Commissions and fees	1,124	1,079	3,478	3,463
Asset management, distribution and administration fees	2,716	2,389	7,886	7,139
Other	373	231	873	762

Total non-interest revenues	8,350	7,846	25,379	24,152

Interest income	1,384	1,261	3,977	3,873
Interest expense	827	1,151	2,845	3,377

Net interest	557	110	1,132	496

Net revenues	8,907	7,956	26,511	24,648

Non-interest expenses:
Compensation and benefits	4,214	3,966	12,720	12,284
Occupancy and equipment	350	374	1,069	1,129
Brokerage, clearing and exchange fees	437	416	1,338	1,300
Information processing and communications	396	404	1,231	1,322
Marketing and business development	160	151	472	448
Professional services	522	448	1,506	1,346
Other	608	832	1,653	2,059

Total non-interest expenses	6,687	6,591	19,989	19,888

Income from continuing operations before income taxes	2,220	1,365	6,522	4,760
Provision for income taxes	463	363	1,263	1,288

Income from continuing operations	1,757	1,002	5,259	3,472

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(8)	14	(11)	(58)
Provision for (benefit from) income taxes	(3)	(2)	(5)	(26)

Income (loss) from discontinued operations	(5)	16	(6)	(32)

Net income	$1,752	$1,018	$5,253	$3,440
Net income applicable to redeemable noncontrolling interests	—	—	—	222
Net income applicable to nonredeemable noncontrolling interests	59	112	156	370

Net income applicable to Morgan Stanley	$1,693	$906	$5,097	$2,848
Preferred stock dividends and other	64	26	199	229

Earnings applicable to Morgan Stanley common shareholders	$1,629	$880	$4,898	$2,619

Amounts applicable to Morgan Stanley:
Income from continuing operations	$1,698	$890	$5,103	$2,880
Income (loss) from discontinued operations	(5)	16	(6)	(32)

Net income applicable to Morgan Stanley	$1,693	$906	$5,097	$2,848

Earnings per basic common share:
Income from continuing operations	$0.85	$0.45	$2.55	$1.39
Income (loss) from discontinued operations	—	0.01	(0.01)	(0.02)

Earnings per basic common share	$0.85	$0.46	$2.54	$1.37

Earnings per diluted common share:
Income from continuing operations	$0.83	$0.44	$2.49	$1.36
Income (loss) from discontinued operations	—	0.01	—	(0.02)

Earnings per diluted common share	$0.83	$0.45	$2.49	$1.34

Dividends declared per common share	$0.10	$0.05	$0.25	$0.15
Average common shares outstanding:
Basic	1,922,995,835	1,909,350,788	1,925,172,108	1,906,097,564

Diluted	1,970,922,473	1,964,812,610	1,970,091,170	1,952,146,477

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,752	$1,018	$5,253	$3,440
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$(327)	$125	$(175)	$(321)
Amortization of cash flow hedges(2)	1	1	3	3
Change in net unrealized gains (losses) on available for sale securities(3)	(102)	33	134	(336)
Pension, postretirement and other related adjustments(4)	(16)	4	(10)	15

Total other comprehensive income (loss)	$(444)	$163	$(48)	$(639)

Comprehensive income	$1,308	$1,181	$5,205	$2,801
Net income applicable to redeemable noncontrolling interests	—	—	—	222
Net income applicable to nonredeemable noncontrolling interests	59	112	156	370
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	(62)	8	(26)	(141)

Comprehensive income applicable to Morgan Stanley	$1,311	$1,061	$5,075	$2,350

(1)	Amounts are net of provision for (benefit from) income taxes of $249 million and $(124) million for the quarters ended September 30, 2014 and 2013, respectively, and $137 million and $176 million for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Amounts are net of provision for income taxes of $1 million and $1 million for the quarters ended September 30, 2014 and 2013, respectively, and $2 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively.
(3)	Amounts are net of provision for (benefit from) income taxes of $(70) million and $23 million for the quarters ended September 30, 2014 and 2013, respectively, and $92 million and $(230) million for the nine months ended September 30, 2014 and 2013, respectively.
(4)	Amounts are net of provision for (benefit from) income taxes of $(8) million and $2 million for the quarters ended September 30, 2014 and 2013, respectively, and $(6) million and $13 million for the nine months ended September 30, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,253	$3,440
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(108)	(400)
Compensation payable in common stock and options	933	850
Depreciation and amortization	748	1,084
Net gain on sale of available for sale securities	(36)	(43)
Impairment charges	85	182
Provision for credit losses on lending activities	1	116
Other operating activities	(167)	58
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(5,903)	(6,422)
Trading assets, net of Trading liabilities	39,205	(5,944)
Securities borrowed	(10,596)	(17,468)
Securities loaned	(5,142)	(4,042)
Customer and other receivables and other assets	2,931	6,761
Customer and other payables and other liabilities	23,335	21,500
Federal funds sold and securities purchased under agreements to resell	19,136	424
Securities sold under agreements to repurchase	(61,935)	16,724

Net cash provided by operating activities	7,740	16,820

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software	(533)	(944)
Business dispositions, net of cash disposed	962	569
Loans	(13,974)	(6,046)
Purchases of available for sale securities	(24,581)	(20,497)
Sales of available for sale securities	11,212	9,052
Maturities and redemptions of available for sale securities	3,415	3,760
Other investing activities	(264)	117

Net cash used for investing activities	(23,763)	(13,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	(382)	195
Noncontrolling interests	(189)	(549)
Other secured financings	(1,725)	(1,395)
Deposits	12,003	21,541
Proceeds from:
Excess tax benefits associated with stock-based awards	91	8
Derivatives financing activities	784	244
Issuance of preferred stock, net of issuance costs	2,782	854
Issuance of long-term borrowings	26,529	24,766
Payments for:
Long-term borrowings	(24,731)	(31,084)
Derivatives financing activities	(384)	(237)
Repurchases of common stock and related employee tax withholdings	(1,172)	(451)
Purchase of additional stake in Wealth Management JV	—	(4,725)
Cash dividends	(652)	(358)

Net cash provided by financing activities	12,954	8,809

Effect of exchange rate changes on cash and cash equivalents	(939)	(298)

Effect of cash and cash equivalents related to variable interest entities	(49)	(465)

Net increase (decrease) in cash and cash equivalents	(4,057)	10,877
Cash and cash equivalents, at beginning of period	59,883	46,904

Cash and cash equivalents, at end of period	$55,826	$57,781

Cash and cash equivalents include:
Cash and due from banks	$20,242	$14,333
Interest bearing deposits with banks	35,584	43,448

Cash and cash equivalents, at end of period	$55,826	$57,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $2,116 million and $3,372 million for the nine months ended September 30, 2014 and 2013, respectively.

Cash payments for income taxes were $620 million and $598 million for the nine months ended September 30, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Nine Months Ended September 30, 2014

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2013	$3,220	$20	$24,570	$42,172	$1,718	$(1,093)	$(2,968)	$(1,718)	$3,109	$69,030
Net income applicable to Morgan Stanley	—	—	—	5,097	—	—	—	—	—	5,097
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	156	156
Dividends	—	—	—	(696)	—	—	—	—	—	(696)
Shares issued under employee plans and related tax effects	—	—	(627)	—	409	—	1,638	(409)	—	1,011
Repurchases of common stock and related employee tax withholdings	—	—	—	—	—	—	(1,172)	—	—	(1,172)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(22)	—	—	(26)	(48)
Issuance of preferred stock	2,800	—	(18)	—	—	—	—	—	—	2,782
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(1,606)	(1,606)
Other net decreases	—	—	(3)	—	—	—	—	—	(540)	(543)

BALANCE AT SEPTEMBER 30, 2014	$6,020	$20	$23,922	$46,573	$2,127	$(1,115)	$(2,502)	$(2,127)	$1,093	$74,011

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity—(Continued)

Nine Months Ended September 30, 2013

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- Redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$1,508	$20	$23,426	$39,912	$2,932	$(516)	$(2,241)	$(2,932)	$3,319	$65,428
Net income applicable to Morgan Stanley	—	—	—	2,848	—	—	—	—	—	2,848
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	370	370
Dividends	—	—	—	(372)	—	—	—	—	—	(372)
Shares issued under employee plans and related tax effects	—	—	817	—	(1,179)	—	(28)	1,179	—	789
Repurchases of common stock and related employee tax withholdings	—	—	—	—	—	—	(451)	—	—	(451)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(498)	—	—	(141)	(639)
Issuance of preferred stock	862	—	(8)	—	—	—	—	—	—	854
Wealth Management JV redemption value adjustment	—	—	—	(151)	—	—	—	—	—	(151)
Other net decreases	—	—	—	—	—	—	—	—	(435)	(435)

BALANCE AT SEPTEMBER 30, 2013	$2,370	$20	$24,235	$42,237	$1,753	$(1,014)	$(2,720)	$(1,753)	$3,113	$68,241

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Introduction and Basis of Presentation.

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

Global Oil Merchanting Business, CanTerm and TransMontaigne.

On December 20, 2013, the Company and a subsidiary of Rosneft Oil Company (“Rosneft”) entered into a Purchase Agreement pursuant to which the Company would sell the global oil merchanting unit of its commodities division (the “global oil merchanting business”) to Rosneft. In the current environment there can be no assurance that the transaction will close, particularly in light of the existing contractual requirement that all necessary approvals be received by December 20, 2014, when the Purchase Agreement will expire. The Company continues to operate the global oil merchanting business in the ordinary course, and should the transaction not close, the Company would consider a variety of options that take into account the interests of the Company’s shareholders, clients and employees. For the foregoing reasons, the global oil merchanting business is no longer classified as held for sale.

On March 27, 2014, the Company completed the sale of Canterm Canadian Terminals Inc. (“CanTerm”), a public storage terminal operator for refined products with two distribution terminals in Canada. Due to a change in the Company’s expected level of continuing involvement with CanTerm, it is no longer considered to be a discontinued operation, and as such, the results of CanTerm are reported as a component of continuing operations within the Institutional Securities business segment for all periods presented. As a result of this change, previously disclosed earnings per diluted common share (“diluted EPS”) from discontinued operations of $0.02 per share are included in diluted EPS from continuing operations for the nine months ended September 30, 2014.

On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc., a U.S.-based oil storage, marketing and transportation company, as well as related physical inventory and the assumption of the Company’s obligations under certain terminal storage contracts, to NGL Energy Partners LP. The gain on sale, which was included in continuing operations, was approximately $101 million for the quarter and nine months ended September 30, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations.    Pre-tax gain (loss) amounts for the quarter and nine months ended September 30, 2014 were not significant. Pre-tax gain (loss) amounts for the quarter and nine months ended September 30, 2013 were $14 million and $(58) million, respectively, included in discontinued operations, primarily related to the prior sale of Saxon and a principal investment.

Prior-period amounts have been recast for discontinued operations.

Basis of Financial Information.    The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill and intangible assets, compensation, deferred tax assets, the outcome of litigation and tax matters, allowance for credit losses and other matters that affect the condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates. Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). The condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the consolidated financial statements in the 2013 Form 10-K.

During the quarter and nine months ended September 30, 2014, other than the following, no updates were made to the Company’s significant accounting policies.

Condensed Consolidated Statements of Cash Flows.

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which are highly liquid investments with original maturities of three months or less, held for investment purposes, and readily convertible to known amounts of cash.

On April 1, 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company. The deconsolidation resulted in a non-cash reduction of assets of $1.3 billion. The Company had no significant non-cash activities in the nine months ended September 30, 2013.

Goodwill.

The Company completed its annual goodwill impairment testing at July 1, 2014. The Company’s impairment testing did not indicate any goodwill impairment, as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. Adverse market or economic events could result in impairment charges in future periods.

Accounting Standards Adopted.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amendments to the Scope, Measurement, and Disclosure Requirements of an Investment Company.    In June 2013, the FASB issued an accounting update that modifies the criteria used in defining an investment company under U.S. GAAP and sets forth certain measurement and disclosure requirements. This update requires an investment company to measure noncontrolling interests in another investment company at fair value and requires an entity to disclose the fact that it is an investment company, and provide information about changes, if any, in its status as an investment company. An entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. This guidance became effective for the Company prospectively beginning January 1, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the quarters ended September 30, 2014 and 2013 and the nine months ended September 30, 2014, no results were attributed to Citi since the Company owned 100% of the Wealth Management JV. For the nine months ended September 30, 2013, Citi’s 35% interest was reported on the balance sheet as redeemable noncontrolling interest and the results related to its 35% interest were reported in net income (loss) applicable to redeemable noncontrolling interests in the condensed consolidated statement of income.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter and nine months ended September 30, 2014, $5 billion and $14 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At September 30, 2014, approximately $13 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

4.	Fair Value Disclosures.

Fair Value Measurements.

For a description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 4 to the consolidated financial statements in the 2013 Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2014
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$19,259	$—	$—	$—	$19,259
U.S. agency securities	976	13,788	—	—	14,764

Total U.S. government and agency securities	20,235	13,788	—	—	34,023
Other sovereign government obligations	22,746	7,982	13	—	30,741
Corporate and other debt:
State and municipal securities	—	1,656	—	—	1,656
Residential mortgage-backed securities	—	1,486	81	—	1,567
Commercial mortgage-backed securities	—	1,428	57	—	1,485
Asset-backed securities	—	773	111	—	884
Corporate bonds	—	17,007	506	—	17,513
Collateralized debt and loan obligations	—	627	1,271	—	1,898
Loans and lending commitments	—	6,436	7,507	—	13,943
Other debt	—	1,420	155	—	1,575

Total corporate and other debt	—	30,833	9,688	—	40,521
Corporate equities(1)	102,539	1,011	241	—	103,791
Derivative and other contracts:
Interest rate contracts	665	438,182	2,685	—	441,532
Credit contracts	—	30,381	1,597	—	31,978
Foreign exchange contracts	71	70,609	265	—	70,945
Equity contracts	1,209	54,189	1,353	—	56,751
Commodity contracts	3,133	10,101	2,177	—	15,411
Other	—	251	—	—	251
Netting(2)	(4,017)	(511,875)	(4,130)	(61,831)	(581,853)

Total derivative and other contracts	1,061	91,838	3,947	(61,831)	35,015
Investments:
Private equity funds	—	—	2,493	—	2,493
Real estate funds	—	6	1,811	—	1,817
Hedge funds	—	351	364	—	715
Principal investments	66	5	913	—	984
Other	202	70	393	—	665

Total investments	268	432	5,974	—	6,674
Physical commodities	—	1,717	—	—	1,717

Total trading assets	146,849	147,601	19,863	(61,831)	252,482
Available for sale securities	33,367	30,180	—	—	63,547
Securities received as collateral	16,652	42	—	—	16,694
Federal funds sold and securities purchased under agreements to resell	—	863	—	—	863
Intangible assets(3)	—	—	6	—	6

Total assets measured at fair value	$196,868	$178,686	$19,869	$(61,831)	$333,592

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2014
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$—	$1,473	$—	$—	$1,473
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	16,718	—	—	—	16,718
U.S. agency securities	1,157	83	—	—	1,240

Total U.S. government and agency securities	17,875	83	—	—	17,958
Other sovereign government obligations	16,974	2,486	2	—	19,462
Corporate and other debt:
State and municipal securities	—	4	—	—	4
Corporate bonds	—	6,057	48	—	6,105
Collateralized debt and loan obligations	—	1	—	—	1
Unfunded lending commitments	—	3	—	—	3
Other debt	—	251	35	—	286

Total corporate and other debt	—	6,316	83	—	6,399
Corporate equities(1)	34,487	1,531	3	—	36,021
Derivative and other contracts:
Interest rate contracts	492	417,021	2,672	—	420,185
Credit contracts	—	29,330	2,279	—	31,609
Foreign exchange contracts	2	70,012	111	—	70,125
Equity contracts	920	59,026	2,541	—	62,487
Commodity contracts	3,023	10,887	1,010	—	14,920
Other	—	43	—	—	43
Netting(2)	(4,017)	(511,875)	(4,130)	(40,291)	(560,313)

Total derivative and other contracts	420	74,444	4,483	(40,291)	39,056

Total trading liabilities	69,756	84,860	4,571	(40,291)	118,896
Obligation to return securities received as collateral	22,880	64	—	—	22,944
Securities sold under agreements to repurchase	—	456	153	—	609
Other secured financings	—	4,205	162	—	4,367
Long-term borrowings	—	31,238	1,921	—	33,159

Total liabilities measured at fair value	$92,636	$122,296	$6,807	$(40,291)	$181,448

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Amount represents mortgage servicing rights (“MSR”) accounted for at fair value.

Transfers Between Level 1 and Level 2 During the Quarter and Nine Months Ended September 30, 2014.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

In the quarter and nine months ended September 30, 2014, there were no material transfers between Level 1 and Level 2.

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

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2014 and 2013, respectively. Level 3 instruments

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended September 30, 2014.

	Beginning Balance at June 30, 2014	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2014(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$14	$(1)	$—	$(1)	$—	$—	$1	$13	$(1)
Corporate and other debt:
State and municipal securities	4	—	—	—	—	—	(4)	—	—
Residential mortgage-backed securities	55	11	33	(7)	—	(11)	—	81	11
Commercial mortgage-backed securities	47	(1)	1	(3)	—	—	13	57	(2)
Asset-backed securities	65	5	27	(8)	—	—	22	111	5
Corporate bonds	510	36	99	(148)	—	—	9	506	38
Collateralized debt and loan obligations	1,332	8	299	(362)	—	(6)	—	1,271	6
Loans and lending commitments	5,829	(20)	2,138	(676)	—	(721)	957	7,507	(24)
Other debt	22	—	135	(3)	—	—	1	155	—

Total corporate and other debt	7,864	39	2,732	(1,207)	—	(738)	998	9,688	34
Corporate equities	243	(2)	30	(41)	—	—	11	241	7
Net derivative and other contracts(3):
Interest rate contracts	(109)	(15)	7	—	(3)	(17)	150	13	(22)
Credit contracts	(710)	209	7	—	(64)	(108)	(16)	(682)	140
Foreign exchange contracts	109	(27)	6	(3)	—	70	(1)	154	(25)
Equity contracts	(1,097)	(6)	56	—	(59)	(105)	23	(1,188)	(9)
Commodity contracts	1,132	73	36	—	—	(62)	(12)	1,167	12
Other	(3)	(1)	—	—	—	4	—	—	—

Total net derivative and other contracts	(678)	233	112	(3)	(126)	(218)	144	(536)	96
Investments:
Private equity funds	2,555	60	31	(153)	—	—	—	2,493	11
Real estate funds	1,813	67	8	(77)	—	—	—	1,811	86
Hedge funds	371	(1)	1	(23)	—	—	16	364	(1)
Principal investments	883	(1)	22	(23)	—	—	32	913	(1)
Other	380	(3)	14	—	—	—	2	393	(3)

Total investments	6,002	122	76	(276)	—	—	50	5,974	92
Intangible assets	6	—	—	—	—	—	—	6	—
Liabilities at Fair Value
Trading liabilities:
Other sovereign government obligations	$—	$—	$—	$—	$—	$—	$2	$2	$—
Corporate and other debt:
Corporate bonds	14	1	(8)	46	—	—	(3)	48	1
Unfunded lending commitments	12	12	—	—	—	—	—	—	—
Other debt	42	5	—	—	—	(2)	—	35	5

Total corporate and other debt	68	18	(8)	46	—	(2)	(3)	83	6
Corporate equities	6	(5)	(12)	2	—	—	2	3	(4)
Securities sold under agreements to repurchase	155	2	—	—	—	—	—	153	2
Other secured financings	135	—	—	—	4	(3)	26	162	—
Long-term borrowings	1,779	72	—	—	136	(108)	186	1,921	72

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $122 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2014 related to assets and liabilities still outstanding at September 30, 2014.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the quarter ended September 30, 2014, there were no material transfers into or out of Level 3.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2014.

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2014(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$27	$(1)	$7	$(21)	$—	$—	$1	$13	$(1)
Corporate and other debt:
Residential mortgage-backed securities	47	34	30	(9)	—	(20)	(1)	81	29
Commercial mortgage-backed securities	108	11	22	(97)	—	—	13	57	(3)
Asset-backed securities	103	(3)	58	(93)	—	—	46	111	(3)
Corporate bonds	522	107	185	(302)	—	—	(6)	506	84
Collateralized debt and loan obligations	1,468	137	716	(940)	—	(109)	(1)	1,271	45
Loans and lending commitments	5,129	(202)	3,962	(327)	—	(1,299)	244	7,507	(181)
Other debt	27	4	128	(6)	—	(2)	4	155	3

Total corporate and other debt	7,404	88	5,101	(1,774)	—	(1,430)	299	9,688	(26)
Corporate equities	190	17	83	(47)	—	—	(2)	241	10
Net derivative and other contracts(3):
Interest rate contracts	113	(4)	8	—	(3)	(61)	(40)	13	4
Credit contracts	(147)	(434)	52	—	(118)	10	(45)	(682)	(475)
Foreign exchange contracts	68	(6)	6	(1)	—	106	(19)	154	(2)
Equity contracts	(831)	(19)	223	(1)	(273)	(370)	83	(1,188)	(66)
Commodity contracts	880	177	200	—	—	(90)	—	1,167	99
Other	(4)	(1)	—	—	—	5	—	—	—

Total net derivative and other contracts	79	(287)	489	(2)	(394)	(400)	(21)	(536)	(440)
Investments:
Private equity funds	2,531	357	141	(537)	—	—	1	2,493	130
Real estate funds	1,637	212	142	(180)	—	—	—	1,811	263
Hedge funds	432	17	36	(44)	—	—	(77)	364	17
Principal investments	2,160	49	36	(124)	—	(1,234)	26	913	129
Other	538	(13)	17	(11)	—	—	(138)	393	(6)

Total investments	7,298	622	372	(896)	—	(1,234)	(188)	5,974	533
Intangible assets	8	—	—	—	—	(2)	—	6	(1)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2014(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$1	$—	$—	$—	$—	$(1)	$—	$—	$—
Trading liabilities:
Other sovereign government obligations	—	—	—	—	—	—	2	2	—
Corporate and other debt:
Corporate bonds	22	2	(46)	85	—	—	(11)	48	3
Unfunded lending commitments	2	2	—	—	—	—	—	—	—
Other debt	48	15	—	—	—	1	1	35	5

Total corporate and other debt	72	19	(46)	85	—	1	(10)	83	8
Corporate equities	8	(6)	(16)	2	—	—	3	3	(6)
Securities sold under agreements to repurchase	154	1	—	—	—	—	—	153	1
Other secured financings	278	(9)	—	—	21	(188)	42	162	(6)
Long-term borrowings	1,887	17	—	—	372	(289)	(32)	1,921	15

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $622 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2014 related to assets and liabilities still outstanding at September 30, 2014.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

In the nine months ended September 30, 2014, there were no material transfers into or out of Level 3.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended September 30, 2013.

	Beginning Balance at June 30, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$4	$—	$2	$(4)	$—	$—	$—	$2	$—
Corporate and other debt:
Residential mortgage-backed securities	19	(2)	72	(3)	—	—	4	90	(3)
Commercial mortgage-backed securities	181	(2)	39	(61)	—	—	(7)	150	5
Asset-backed securities	108	—	13	(23)	—	—	1	99	—
Corporate bonds	509	43	76	(79)	—	—	(12)	537	36
Collateralized debt obligations	1,333	60	269	(206)	—	(55)	(21)	1,380	28
Loans and lending commitments	5,243	(72)	530	(112)	—	(1,279)	(212)	4,098	(111)
Other debt	12	—	14	(5)	—	—	—	21	—

Total corporate and other debt	7,405	27	1,013	(489)	—	(1,334)	(247)	6,375	(45)
Corporate equities	256	(25)	38	(20)	—	—	(6)	243	(3)
Net derivative and other contracts(3):
Interest rate contracts	16	262	4	—	(72)	11	89	310	111
Credit contracts	685	(259)	41	—	(46)	(146)	435	710	(448)
Foreign exchange contracts	(96)	6	—	—	—	61	(6)	(35)	6
Equity contracts	(1,284)	(309)	102	—	(190)	39	11	(1,631)	(429)
Commodity contracts	781	45	4	—	(1)	23	3	855	73
Other	(6)	—	—	—	—	5	—	(1)	(2)

Total net derivative and other contracts	96	(255)	151	—	(309)	(7)	532	208	(689)
Investments:
Private equity funds	2,286	213	24	(74)	—	—	—	2,449	163
Real estate funds	1,422	159	18	(76)	—	—	—	1,523	196
Hedge funds	407	5	7	(17)	—	—	29	431	5
Principal investments	2,822	84	10	(125)	—	—	(453)	2,338	71
Other	385	16	3	—	—	—	90	494	16

Total investments	7,322	477	62	(292)	—	—	(334)	7,235	451
Intangible assets	9	—	—	—	—	(1)	—	8	—

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at June 30, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2013(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$—	$—	$—	$—	$—	$—	$3	$3	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	42	(15)	(64)	26	—	—	(14)	5	(17)
Unfunded lending commitments	8	4	—	—	—	—	—	4	4
Other debt	11	1	(1)	—	—	—	—	9	—

Total corporate and other debt	65	(10)	(65)	26	—	—	(14)	22	(13)
Corporate equities	16	(5)	(19)	8	—	—	—	10	(9)
Securities sold under agreements to repurchase	148	(2)	—	—	—	—	—	150	(2)
Other secured financings	256	(5)	—	—	—	(1)	—	260	(5)
Long-term borrowings	2,705	(98)	—	—	188	(344)	(334)	2,313	(89)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $477 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2013 related to assets and liabilities still outstanding at September 30, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2013.

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$6	$—	$3	$(8)	$—	$—	$1	$2	$—
Corporate and other debt:
Residential mortgage-backed securities	45	29	85	(45)	—	—	(24)	90	8
Commercial mortgage-backed securities	232	6	78	(166)	—	—	—	150	7
Asset-backed securities	109	1	4	(15)	—	—	—	99	—
Corporate bonds	660	64	327	(462)	—	(12)	(40)	537	15
Collateralized debt and loan obligations	1,951	276	612	(1,405)	—	(53)	(1)	1,380	118
Loans and lending commitments	4,694	(308)	1,607	(316)	—	(1,838)	259	4,098	(306)
Other debt	45	(3)	15	(36)	—	—	—	21	1

Total corporate and other debt	7,736	65	2,728	(2,445)	—	(1,903)	194	6,375	(157)
Corporate equities	288	(36)	142	(164)	—	—	13	243	(4)
Net derivative and other contracts(3):
Interest rate contracts	(82)	237	10	—	(86)	185	46	310	157
Credit contracts	1,822	(1,133)	184	—	(278)	(369)	484	710	(1,187)
Foreign exchange contracts	(359)	117	—	—	—	215	(8)	(35)	106
Equity contracts	(1,144)	(293)	123	(1)	(232)	(156)	72	(1,631)	(369)
Commodity contracts	709	90	40	—	(19)	36	(1)	855	124
Other	(7)	(4)	—	—	—	10	—	(1)	(6)

Total net derivative and other contracts	939	(986)	357	(1)	(615)	(79)	593	208	(1,175)
Investments:
Private equity funds	2,179	432	96	(258)	—	—	—	2,449	409
Real estate funds	1,370	287	61	(195)	—	—	—	1,523	402
Hedge funds	552	5	46	(154)	—	—	(18)	431	6
Principal investments	2,833	96	106	(286)	—	—	(411)	2,338	63
Other	486	36	3	(30)	—	—	(1)	494	37

Total investments	7,420	856	312	(923)	—	—	(430)	7,235	917
Intangible assets	7	7	—	—	—	(6)	—	8	3

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2013(2)
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$19	$—	$—	$—	$—	$(1)	$(15)	$3	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	—	—	—	—	—	—	4	—
Corporate bonds	177	(5)	(154)	76	—	—	(99)	5	(5)
Unfunded lending commitments	46	42	—	—	—	—	—	4	42
Other debt	49	13	(31)	2	—	—	2	9	6

Total corporate and other debt	276	50	(185)	78	—	—	(97)	22	43
Corporate equities	5	(1)	(19)	24	—	—	(1)	10	(10)
Securities sold under agreements to repurchase	151	1	—	—	—	—	—	150	1
Other secured financings	406	23	—	—	13	(136)	—	260	16
Long-term borrowings	2,789	(87)	—	—	875	(468)	(970)	2,313	(89)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $856 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for nine months ended September 30, 2013 related to assets and liabilities still outstanding at September 30, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at September 30, 2014 and December 31, 2013.

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

At September 30, 2014.

	Balance at September 30, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$81	Comparable pricing	Comparable bond price / (A)	3 to 9 points	5 points
Commercial mortgage-backed securities	57	Comparable pricing	Comparable bond price / (A)	0 to 19 points	7 points
Asset-backed securities	111	Comparable pricing	Comparable bond price / (A)	4 to 80 points	31 points
Corporate bonds	506	Comparable pricing	Comparable bond price / (A)	1 to 160 points	77 points
Collateralized debt and loan obligations	1,271	Comparable pricing(6)	Comparable bond price / (A)	20 to 105 points	78 points
		Correlation model	Credit correlation / (B)	53 to 58%	53%
Loans and lending commitments	7,507	Corporate loan model	Credit spread / (C)	30 to 528 basis points	266 basis points
		Margin loan model	Credit spread / (C)(D)	150 to 300 basis points	181 basis points
			Volatility skew / (C)(D)	4 to 24%	19%
			Discount rate / (C)(D)	2 to 3%	3%
		Option model	Volatility skew / (C)	-1 to 0%	0%
		Comparable pricing(6)	Comparable loan price / (A)	5 to 105 points	92 points
Other debt	155	Comparable pricing	Comparable bond price / (A)	15 to 21 points	18 points
		Option model(6)	At the money volatility / (A)	15 to 54%	16%
Corporate equities(3)	241	Net asset value	Discount to net asset value / (C)	0 to 79%	39%
		Comparable pricing(6)	Comparable equity price / (A)	100%	100%
		Market approach	EBITDA multiple / (A)(D)	6 to 10 times	7 times
			Price/Book ratio / (A)(D)	0 times	0 times
Net derivative and other contracts:
Interest rate contracts	13	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at September 30, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
			Interest rate - Foreign exchange correlation / (A)(D)	27 to 62%	42% / 40%(4)
			Interest rate volatility skew / (A)(D)	27 to 82%	39% / 32%(4)
			Interest rate quanto correlation / (A)(D)	-13 to 35%	3% / -8%(4)
			Interest rate curve correlation / (A)(D)	46 to 86%	69% / 64%(4)
			Inflation volatility / (A)(D)	79%	79% / 79%(4)
			Interest rate - Inflation correlation / (A)(D)	-39 to -41%	-41% / -41%(4)
Credit contracts	(682)	Comparable pricing	Cash synthetic basis / (C)(D)	5 to 13 points	10 points
			Comparable bond price / (C)(D)	0 to 55 points	18 points
		Correlation model(6)	Credit correlation / (B)	49 to 78%	61%
Foreign exchange contracts(5)	154	Option model	Comparable bond price / (A)(D)	1 to 11 points	8 points / 9 points(4)
			Interest rate quanto correlation / (A)(D)	-13 to 35%	3% / -8%(4)
			Interest rate - Credit spread correlation / (A)(D)	-26 to 34%	-6% / -8%(4)
			Interest rate curve correlation / (A)(D)	46 to 86%	69% / 64%(4)
			Interest rate - Foreign exchange correlation / (A)(D)	27 to 62%	42% / 40%(4)
			Interest rate volatility skew / (A)(D)	27 to 82%	39% / 32%(4)
			Interest rate curve / (A)(D)	0 to 1%	0% / 0%(4)
Equity contracts(5)	(1,188)	Option model	At the money volatility / (A)(D)	14 to 64%	35%
			Volatility skew / (A)(D)	-4 to 1%	-1%
			Equity - Equity correlation / (C)(D)	30 to 99%	67%
			Equity - Foreign exchange correlation / (C)(D)	-60 to 10%	-19%
			Equity - Interest rate correlation / (C)(D)	-17 to 71%	27% / 12%(4)
Commodity contracts	1,167	Option model	Forward power price / (C)(D)	$10 to $100 per Megawatt hour	$37 per Megawatt hour
			Commodity volatility / (A)(D)	10 to 69%	18%
			Cross commodity correlation / (C)(D)	28 to 100%	88%
Investments(3):
Principal investments	913	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	12%	12%
			Exit multiple / (A)(D)	10 times	10 times
		Discounted cash flow	Equity discount rate / (C)	25%	25%
		Market approach	EBITDA multiple / (A)(D)	4 to 18 times	7 times
			Price / Earnings ratio / (A)(D)	21 to 24 times	22 times
			Forward capacity price / (A)(D)	$5 to $7	$7
		Comparable pricing(6)	Comparable equity price / (A)	86% to 100%	93%
Other	393	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	11 to 13%	11%
			Exit multiple / (A)(D)	5 to 8 times	8 times
		Market approach(6)	EBITDA multiple / (A)(D)	9 to 12 times	10 times
			Price / Earnings ratio / (A)(D)	20 times	20 times
		Comparable pricing	Comparable equity price / (A)	100%	100%
Liabilities
Securities sold under agreements to repurchase	$153	Discounted cash flow	Funding spread / (A)	75 to 90 basis points	86 basis points
Other secured financings	162	Comparable pricing	Comparable bond price / (A)	99 to 101 points	100 points
		Discounted cash flow	Discount rate / (C)	19%	19%
		Discounted cash flow(6)	Funding spread / (A)	84 to 104 basis points	99 basis points

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at September 30, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Long-term borrowings	1,921	Option model	At the money volatility / (C)(D)	22 to 44%	34%
			Volatility skew / (A)(D)	-2 to 0%	0%
			Equity - Equity correlation / (A)(D)	32 to 90%	67%
			Equity - Foreign exchange correlation / (C)(D)	-85 to 30%	-30%
		Option model	Equity alpha / (A)	5 to 90%	47%
		Correlation model	Credit correlation / (B)	50 to 57%	51%

EBITDA—Earnings before interest, taxes, depreciation and amortization

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 9 points would be 9% of par. A basis point equals 1/100th of 1%; for example, 528 basis points would equal 5.28%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 4 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for collateralized debt and loan obligations, principal investments, other debt, long-term borrowings and derivative instruments where some or all inputs are weighted by risk.
(3)	Investments in funds measured using an unadjusted net assets value (“NAV”) are excluded.
(4)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	This is the predominant valuation technique for this major asset or liability class.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

At December 31, 2013.

	Balance at December 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s)/ Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$108	Comparable pricing	Comparable bond price / (A)	40 to 93 points	78 points
Asset-backed securities	103	Discounted cash flow	Discount rate / (C)	18%	18%
Corporate bonds	522	Comparable pricing	Comparable bond price / (A)	1 to 159 points	85 points
Collateralized debt and loan obligations	1,468	Comparable pricing(6)	Comparable bond price / (A)	18 to 99 points	73 points
		Correlation model	Credit correlation / (B)	29 to 59%	43%
Loans and lending commitments	5,129	Corporate loan model	Credit spread / (C)	28 to 487 basis points	249 basis points
		Margin loan model	Credit spread / (C)(D)	10 to 265 basis points	135 basis points
			Volatility skew / (C)(D)	3 to 40%	14%
			Comparable bond price / (A)(D)	80 to 120 points	100 points
		Option model	Volatility skew / (C)	-1 to 0%	0%
		Comparable pricing(6)	Comparable loan price / (A)	10 to 100 points	76 points

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s)/ Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Corporate equities(3)	190	Net asset value(6)	Discount to net asset value / (C)	0 to 85%	43%
		Comparable pricing	Comparable equity price / (A)	100%	100%
		Comparable pricing	Comparable price / (A)	100%	100%
		Market approach	EBITDA multiple / (A)(D)	5 to 9 times	6 times
			Price/Book ratio / (A)(D)	0 to 1 times	1 times
Net derivative and other contracts:
Interest rate contracts	113	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 6 times	2 times
			Comparable bond price / (A)(D)	5 to 100 points	58 points / 65 points(4)
			Interest rate - Foreign exchange correlation / (A)(D)	3 to 63%	43% / 48%(4)
			Interest rate volatility skew / (A)(D)	24 to 50%	33% / 28%(4)
			Interest rate quanto correlation / (A)(D)	-11 to 34%	8% / 5%(4)
			Interest rate curve correlation / (A)(D)	46 to 92%	74% / 80%(4)
			Inflation volatility / (A)(D)	77 to 86%	81% / 80%(4)
Credit contracts	(147)	Comparable pricing	Cash synthetic basis / (C)(D)	2 to 5 points	4 points
			Comparable bond price / (C)(D)	0 to 75 points	27 points
		Correlation model(6)	Credit correlation / (B)	19 to 96%	56%
Foreign exchange contracts(5)	68	Option model	Comparable bond price / (A)(D)	5 to 100 points	58 points / 65 points(4)
			Interest rate quanto correlation / (A)(D)	-11 to 34%	8% / 5%(4)
			Interest rate curve correlation / (A)(D)	46 to 92%	74% / 80%(4)
			Interest rate - Foreign exchange correlation / (A)(D)	3 to 63%	43% / 48%(4)
			Interest rate volatility skew / (A)(D)	24 to 50%	33% / 28%(4)
			Interest rate curve / (A)(D)	0 to 1%	1% / 0%(4)
Equity contracts(5)	(831)	Option model	At the money volatility / (A)(D)	20 to 53%	31%
			Volatility skew / (A)(D)	-3 to 0%	-1%
			Equity - Equity correlation / (C)(D)	40 to 99%	69%
			Equity - Foreign exchange correlation / (C)(D)	-50 to 9%	-20%
			Equity - Interest rate correlation / (C)(D)	-4 to 70%	39% / 40%(4)
Commodity contracts	880	Option model	Forward power price / (C)(D)	$14 to $91 per Megawatt hour	$40 per Megawatt hour
			Commodity volatility / (A)(D)	11 to 30%	14%
			Cross commodity correlation / (C)(D)	34 to 99%	93%
Investments(3):
Principal investments	2,160	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	12%	12%
			Exit multiple / (A)(D)	9 times	9 times
		Discounted cash flow(6)	Capitalization rate / (C)(D)	5 to 13%	7%
			Equity discount rate / (C)(D)	10 to 30%	21%
		Market approach	EBITDA multiple / (A)	5 to 6 times	5 times
Other	538	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	7 to 10%	8%
			Exit multiple / (A)(D)	7 to 9 times	9 times
		Market approach(6)	EBITDA multiple / (A)	8 to 14 times	10 times
Liabilities
Securities sold under agreements to repurchase	$154	Discounted cash flow	Funding spread / (A)	92 to 97 basis points	95 basis points
Other secured financings	278	Comparable pricing(6)	Comparable bond price / (A)	99 to 102 points	101 points
		Discounted cash flow	Funding spread / (A)	97 basis points	97 basis points
Long-term borrowings	1,887	Option model	At the money volatility / (C)(D)	20 to 33%	26%
			Volatility skew / (A)(D)	-2 to 0%	0%
			Equity - Equity correlation / (A)(D)	50 to 70%	69%
			Equity - Foreign exchange correlation / (C)(D)	-60 to 0%	-23%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 93 points would be 93% of par. A basis point equals 1/100th of 1%; for example, 487 basis points would equal 4.87%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 4 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for long-term borrowings and derivative instruments where inputs are weighted by risk.
(3)	Investments in funds measured using an unadjusted NAV are excluded.
(4)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(5)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(6)	This is the predominant valuation technique for this major asset or liability class.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

The following provides a description of significant unobservable inputs included in the September 30, 2014 and December 31, 2013 tables above for all major categories of assets and liabilities:

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Comparable equity price—a price derived from equity raises, share buybacks and external bid levels, etc. A discount or premium may be included in the fair value estimate.

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

•

Price / Earnings ratio—the ratio used to measure a company’s equity value in relation to its earnings. It is calculated by dividing the equity value per share by the latest historical or forward-looking earnings per share. The ratio results in a standardized metric that allows comparison between companies, after also considering the effects of different leverage ratios and taxations.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

constructed as spreads over the corresponding overnight indexed swap (“OIS”) or LIBOR curves, with the short end of the curve representing spreads over the corresponding OIS curves and the long end of the curve representing spreads over LIBOR.

•	Equity alpha—a parameter used in modeling of equity hybrid prices.

Fair Value of Investments That Calculate Net Asset Value.

The Company’s Investments measured at fair value were $6,674 million and $8,013 million at September 30, 2014 and December 31, 2013, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV at September 30, 2014 and December 31, 2013, respectively:

	At September 30, 2014		At December 31, 2013
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,493	$614	$2,531	$559
Real estate funds	1,817	111	1,643	124
Hedge funds(1):
Long-short equity hedge funds	444	—	469	—
Fixed income/credit-related hedge funds	74	—	82	—
Event-driven hedge funds	40	—	38	—
Multi-strategy hedge funds	157	3	220	3

Total	$5,025	$728	$4,983	$686

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds, and multi-strategy hedge funds are redeemable at least on a three-month period basis primarily with a notice period of 90 days or less. At September 30, 2014, approximately 38% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 46% is redeemable every six months and 16% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at September 30, 2014 is primarily greater than six months. At December 31, 2013, approximately 42% of the fair value amount of long-short equity hedge funds is redeemable at least quarterly, 42% is redeemable every six months and 16% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2013 is primarily greater than six months.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments, and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At September 30, 2014, it was estimated that 6% of the fair value of the funds will be liquidated in the next five years, another 59% of the fair value of the funds will be liquidated between five to 10 years and the remaining 35% of the fair value of the funds have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At September 30, 2014, it was estimated that 4% of the fair value of the funds will be liquidated within the next five years, another 59% of the fair value of the funds will be liquidated between five to 10 years and the remaining 37% of the fair value of the funds have a remaining life of greater than 10 years.

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

•

Long-Short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 11% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily less than one year at September 30, 2014. Investments representing approximately 21% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily indefinite at September 30, 2014.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. Investments representing approximately 10% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at September 30, 2014.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations, or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At September 30, 2014, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At September 30, 2014, investments representing approximately 27% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at September 30, 2014. Investments representing approximately 25% of the fair value of the investments in multi-strategy hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at September 30, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following table presents net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and nine months ended September 30, 2014 and 2013, respectively:

	Trading Revenues	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended September 30, 2014
Federal funds sold and securities purchased under agreements to resell	$(2)	$2	$—
Commercial paper and other short-term borrowings(1)	5	2	7
Securities sold under agreements to repurchase	3	(2)	1
Long-term borrowings(1)	1,579	(174)	1,405

Nine Months Ended September 30, 2014
Federal funds sold and securities purchased under agreements to resell	$(4)	$6	$2
Commercial paper and other short-term borrowings(1)	(32)	2	(30)
Securities sold under agreements to repurchase	(2)	(4)	(6)
Long-term borrowings(1)	631	(520)	111

Three Months Ended September 30, 2013
Federal funds sold and securities purchased under agreements to resell	$1	$3	$4
Deposits	14	(17)	(3)
Commercial paper and other short-term borrowings(2)	(62)	(3)	(65)
Securities sold under agreements to repurchase	(3)	(2)	(5)
Long-term borrowings(2)	(154)	(224)	(378)

Nine Months Ended September 30, 2013
Federal funds sold and securities purchased under agreements to resell	$—	$6	$6
Deposits	44	(50)	(6)
Commercial paper and other short-term borrowings(2)	118	(5)	113
Securities sold under agreements to repurchase	2	(5)	(3)
Long-term borrowings(2)	1,053	(752)	301

(1)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for the quarter and nine months ended September 30, 2014, $215 million and $428 million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.
(2)	Of the total gains (losses) recorded in Trading for short-term and long-term borrowings for the quarter and nine months ended September 30, 2013, $(171) million and $(313) million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

In addition to the amounts in the above table, as discussed in Note 2 to the consolidated financial statements in the 2013 Form 10-K, all of the instruments within Trading assets or Trading liabilities are measured at fair value, either through the election of the fair value option or as required by other accounting guidance. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

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

At September 30, 2014 and December 31, 2013, a breakdown of the short-term and long-term borrowings measured at fair value on a recurring basis by business unit responsible for risk-managing each borrowing is shown in the table below:

	Short-Term and Long-Term Borrowings
Business Unit	At September 30, 2014	At December 31, 2013
	(dollars in millions)
Interest rates	$14,457	$15,933
Equity	17,292	17,945
Credit and foreign exchange	2,181	2,561
Commodities	702	545

Total	$34,632	$36,984

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected:

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Short-term and long-term borrowings(1)	$215	$(171)	$428	$(313)
Loans(2)	25	35	153	150
Unfunded lending commitments(3)	2	6	29	221

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads and changes in other credit factors.
(2)	Instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At September 30, 2014	At December 31, 2013
	(dollars in millions)
Short-term and long-term borrowings(1)	$(680)	$(2,409)
Loans(2)	16,372	17,248
Loans 90 or more days past due and/or on nonaccrual status(2)(3)	14,419	15,113

(1)	These amounts do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of this difference between principal and fair value amounts emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in nonaccrual status, which includes all loans 90 or more days past due, was $1,343 million and $1,205 million at September 30, 2014 and December 31, 2013, respectively. The aggregate fair value of loans that were 90 or more days past due was $524 million and $655 million at September 30, 2014 and December 31, 2013, respectively.

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

The following tables present, by caption on the condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and nine months ended September 30, 2014 and 2013, respectively.

Three and Nine Months Ended September 30, 2014.

		Fair Value Measurements Using:
	Carrying Value at September 30, 2014(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the:
					Three Months Ended September 30, 2014(2)	Nine Months Ended September 30, 2014(2)
	(dollars in millions)
Loans(3)	$2,672	$—	$1,996	$676	$(45)	$(55)
Other investments(4)	38	—	—	38	(2)	(27)
Premises, equipment and software costs(5)	—	—	—	—	(27)	(43)
Intangible assets(4)	20	—	—	20	(4)	(6)
Other assets(5)	—	—	—	—	—	(9)

Total	$2,730	$—	$1,996	$734	$(78)	$(140)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended September 30, 2014. These amounts do not include assets that had fair value adjustments during the nine months ended September 30, 2014, unless the assets also had a fair value adjustment during the quarter ended September 30, 2014.
(2)	Fair value adjustments related to Loans and losses related to Other investments are recorded within Other revenues whereas losses related to Premises, equipment and software costs, Intangible assets and Other assets are recorded within Other expenses in the condensed consolidated statements of income.
(3)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(4)	Losses were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.
(5)	Losses were determined primarily using a default recovery analysis.

There were no significant liabilities measured at fair value on a non-recurring basis during the quarter and nine months ended September 30, 2014.

Three and Nine Months Ended September 30, 2013.

		Fair Value Measurements Using:
	Carrying Value at September 30, 2013(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the:
					Three Months Ended September 30, 2013(2)	Nine Months Ended September 30, 2013(2)
	(dollars in millions)
Loans(3)	$1,507	$—	$1,160	$347	$(35)	$(106)
Other investments(4)	55	—	—	55	(5)	(28)
Premises, equipment and software costs(4)	—	—	—	—	(17)	(23)
Intangible assets(4)	—	—	—	—	—	(9)

Total	$1,562	$—	$1,160	$402	$(57)	$(166)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended September 30, 2013. These amounts do not include assets that had fair value adjustments during the nine months ended September 30, 2013, unless the assets also had a fair value adjustment during the quarter ended September 30, 2013.
(2)	Fair value adjustments related to Loans and losses related to Other investments are recorded within Other revenues whereas losses related to Premises, equipment and software costs and Intangible assets are recorded within Other expenses in the condensed consolidated statements of income.
(3)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(4)	Losses recorded were determined primarily using discounted cash flow models.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value at September 30, 2014 and December 31, 2013.

At September 30, 2014.

	At September 30, 2014		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$20,242	$20,242	$20,242	$—	$—
Interest bearing deposits with banks	35,584	35,584	35,584	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	45,106	45,106	45,106	—	—
Federal funds sold and securities purchased under agreements to resell	98,131	98,679	—	98,323	356
Securities borrowed	140,303	140,302	—	140,152	150
Customer and other receivables(1)	50,556	50,425	—	45,374	5,051
Loans(2)	58,209	58,853	—	14,456	44,397

Financial Liabilities:
Deposits	$124,382	$124,421	$—	$124,421	$—
Commercial paper and other short-term borrowings	287	287	—	287	—
Securities sold under agreements to repurchase	83,097	83,025	—	79,403	3,622
Securities loaned	27,657	27,676	—	27,004	672
Other secured financings	7,652	7,693	—	5,576	2,117
Customer and other payables(1)	178,471	178,471	—	178,471	—
Long-term borrowings	119,198	123,885	—	123,277	608

(1)	Accrued interest, fees and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Includes all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Institutional Securities business segment, that are not carried at fair value at September 30, 2014 was $1,009 million, of which $823 million and $186 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $85.0 billion.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Available for Sale Securities.

The following tables present information about the Company’s available for sale securities (“AFS Securities”):

	At September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Available for sale debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$32,297	$36	$95	$—	$32,238
U.S. agency securities(1)	16,243	47	129	—	16,161

Total U.S. government and agency securities	48,540	83	224	—	48,399
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,320	—	87	—	2,233
Non-Agency	1,789	5	10	—	1,784
Auto loan asset-backed securities	2,101	1	3	—	2,099
Corporate bonds	3,639	8	25	—	3,622
Collateralized loan obligations	1,087	—	16	—	1,071
FFELP student loan asset-backed securities(2)	4,302	23	3	—	4,322

Total corporate and other debt	15,238	37	144	—	15,131

Total available for sale debt securities	63,778	120	368	—	63,530

Available for sale equity securities	15	2	—	—	17

Total	$63,793	$122	$368	$—	$63,547

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
Available for sale debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$24,486	$51	$139	$—	$24,398
U.S. agency securities(1)	15,813	26	234	—	15,605

Total U.S. government and agency securities	40,299	77	373	—	40,003
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,482	—	84	—	2,398
Non-Agency	1,333	1	18	—	1,316
Auto loan asset-backed securities	2,041	2	1	—	2,042
Corporate bonds	3,415	3	61	—	3,357
Collateralized loan obligations	1,087	—	20	—	1,067
FFELP student loan asset-backed securities(2)	3,230	12	8	—	3,234

Total corporate and other debt	13,588	18	192	—	13,414

Total available for sale debt securities	53,887	95	565	—	53,417

Available for sale equity securities	15	—	2	—	13

Total	$53,902	$95	$567	$—	$53,430

(1)	U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
(2)	FFELP—Federal Family Education Loan Program. Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of investments in AFS Securities that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At September 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Available for sale debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$12,448	$16	$5,897	$79	$18,345	$95
U.S. agency securities	2,278	9	4,828	120	7,106	129

Total U.S. government and agency securities	14,726	25	10,725	199	25,451	224
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	—	—	1,933	87	1,933	87
Non-Agency	485	3	566	7	1,051	10
Auto loan asset-backed securities	1,267	3	—	—	1,267	3
Corporate bonds	956	5	1,276	20	2,232	25
Collateralized loan obligations	—	—	1,071	16	1,071	16
FFELP student loan asset-backed securities	747	1	440	2	1,187	3

Total corporate and other debt	3,455	12	5,286	132	8,741	144

Total available for sale debt securities	18,181	37	16,011	331	34,192	368

Total	$18,181	$37	$16,011	$331	$34,192	$368

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
Available for sale debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$13,266	$139	$—	$—	$13,266	$139
U.S. agency securities	8,438	211	651	23	9,089	234

Total U.S. government and agency securities	21,704	350	651	23	22,355	373
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	958	15	1,270	69	2,228	84
Non-Agency	841	16	86	2	927	18
Auto loan asset-backed securities	557	1	85	—	642	1
Corporate bonds	2,350	52	383	9	2,733	61
Collateralized loan obligations	1,067	20	—	—	1,067	20
FFELP student loan asset-backed securities	1,388	7	76	1	1,464	8

Total corporate and other debt	7,161	111	1,900	81	9,061	192

Total available for sale debt securities	28,865	461	2,551	104	31,416	565

Available for sale equity securities	13	2	—	—	13	2

Total	$28,878	$463	$2,551	$104	$31,429	$567

Gross unrealized gains and losses are recorded in Accumulated other comprehensive income (loss), net of tax (“AOCI”).

As discussed in Note 2 to the consolidated financial statements in the 2013 Form 10-K, AFS Securities with a current fair value less than their amortized cost are analyzed as part of the Company’s ongoing assessment of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary versus other-than-temporarily impaired at the individual security level. The unrealized losses reported above on available for sale debt securities are primarily due to rising long-term interest rates since those securities were purchased. While the securities in an unrealized loss position greater than twelve months have increased in 2014, the risk of credit loss is considered minimal because all of the Company’s agency securities as well as the Company’s asset-backed securities, CMBS and CLOs are highly rated and the Company’s corporate bonds are all investment grade. The Company does not intend to sell these securities and is not likely to be required to sell these securities prior to recovery of the amortized cost basis. The Company does not expect to experience a credit loss on these securities based on consideration of the relevant information (as discussed in Note 2 to the consolidated financial statements in the 2013 Form 10-K), including for U.S. government and agency securities, the existence of the explicit and implicit guarantee provided by the U.S. government. The Company believes that the debt securities with an unrealized loss position were not other-than-temporarily impaired at September 30, 2014 and December 31, 2013. For more information, see the Other-than-temporary impairment discussion in Note 2 to the consolidated financial statements in the 2013 Form 10-K.

The following table presents the amortized cost and fair value of available for sale debt securities by contractual maturity dates at September 30, 2014:

At September 30, 2014	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
U.S. government and agency securities:
U.S. Treasury securities:
After 1 year through 5 years	$32,297	$32,238	0.7%

Total	32,297	32,238

U.S. agency securities:
After 1 year through 5 years	1,193	1,191	0.9%
After 5 years through 10 years	1,892	1,893	1.2%
After 10 years	13,158	13,077	1.4%

Total	16,243	16,161

Total U.S. government and agency securities	48,540	48,399	0.9%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
After 1 year through 5 years	713	708	0.9%
After 5 years through 10 years	358	353	0.9%
After 10 years	1,249	1,172	1.5%

Total	2,320	2,233

Non-Agency:
After 10 years	1,789	1,784	1.7%

Total	1,789	1,784

Auto loan asset-backed securities:
Due within 1 year	38	38	0.7%
After 1 year through 5 years	1,994	1,992	0.8%
After 5 years through 10 years	69	69	1.2%

Total	2,101	2,099

Corporate bonds:
Due within 1 year	190	190	0.9%
After 1 year through 5 years	2,939	2,926	1.4%
After 5 years through 10 years	510	506	2.7%

Total	3,639	3,622

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2014	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
Collateralized loan obligations:
After 10 years	1,087	1,071	1.4%

Total	1,087	1,071

FFELP student loan asset-backed securities:
After 1 year through 5 years	135	136	0.7%
After 5 years through 10 years	629	630	0.8%
After 10 years	3,538	3,556	0.9%

Total	4,302	4,322

Total corporate and other debt	15,238	15,131	1.2%

Total available for sale debt securities	$63,778	$63,530	1.0%

See Note 7 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan asset-backed securities, CLO and FFELP student loan asset-backed securities.

The following table presents information pertaining to sales of AFS Securities during the quarters and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Gross realized gains	$20	$6	$37	$47

Gross realized losses	$—	$1	$1	$4

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.

6.	Collateralized Transactions.

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

	At September 30, 2014
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$157,991	$(58,997)	$98,994	$(93,819)	$5,175
Securities borrowed	147,347	(7,044)	140,303	(129,103)	11,200

Liabilities
Securities sold under agreements to repurchase	$142,703	$(58,997)	$83,706	$(64,858)	$18,848
Securities loaned	34,701	(7,044)	27,657	(27,148)	509

(1)	Amounts include $4.9 billion of Federal funds sold and securities purchased under agreements to resell, $6.2 billion of Securities borrowed, $18.7 billion of Securities sold under agreements to repurchase and $0.1 billion of Securities loaned, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

	At December 31, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Federal funds sold and securities purchased under agreements to resell	$183,015	$(64,885)	$118,130	$(106,828)	$11,302
Securities borrowed	137,082	(7,375)	129,707	(113,339)	16,368

Liabilities
Securities sold under agreements to repurchase	$210,561	$(64,885)	$145,676	$(111,599)	$34,077
Securities loaned	40,174	(7,375)	32,799	(32,543)	256

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

The Company also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the condensed consolidated statement of financial condition. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of a customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At September 30, 2014 and December 31, 2013, there were approximately $28.9 billion and $29.2 billion, respectively, of customer margin loans outstanding.

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

	At September 30, 2014	At December 31, 2013
	(dollars in millions)
Trading assets:
U.S. government and agency securities	$15,008	$21,589
Other sovereign government obligations	5,344	5,748
Corporate and other debt	6,124	7,388
Corporate equities	7,785	8,713

Total	$34,261	$43,438

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in the condensed consolidated statements of financial condition. At September 30, 2014 and December 31, 2013, the total fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $537 billion and $533 billion, respectively, and the fair value of the portion that had been sold or repledged was $437 billion and $381 billion, respectively.

At September 30, 2014 and December 31, 2013, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At September 30, 2014	At December 31, 2013
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$45,106	$39,203
Securities(1)	12,502	15,586

Total	$57,608	$54,789

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Federal funds sold and securities purchased under agreements to resell and Trading assets in the condensed consolidated statements of financial condition.

7.	Variable Interest Entities and Securitization Activities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets owned by many consolidated VIEs cannot be removed unilaterally by the Company and are not generally available to the Company. The related liabilities issued by many consolidated VIEs are non-recourse to the Company. In certain other consolidated VIEs, the Company either has the unilateral right to remove assets or provides additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

As part of the Company’s Institutional Securities business segment’s securitization and related activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

The following tables present information at September 30, 2014 and December 31, 2013 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At September 30, 2014
	Mortgage and Asset-Backed Securitizations	Managed Real Estate Partnerships(1)	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$610	$282	$950	$1,306
VIE liabilities	$367	$4	$82	$—

(1)	On April 1, 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company.

	At December 31, 2013
	Mortgage and Asset-Backed Securitizations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$643	$2,313	$1,202	$1,294
VIE liabilities	$368	$42	$67	$175

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At September 30, 2014 and December 31, 2013, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements of $236 million and $1,771 million, respectively. The Company also had additional maximum exposure to losses of approximately $124 million and $101 million at September 30, 2014 and December 31, 2013, respectively. This additional exposure relates primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at September 30, 2014 and December 31, 2013. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its AFS Securities portfolio (see Note 5):

	At September 30, 2014
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$202,115	$30,386	$3,319	$1,777	$16,779
Maximum exposure to loss:
Debt and equity interests(2)	$16,349	$3,084	$21	$1,116	$5,101
Derivative and other contracts	45	2	2,125	—	149
Commitments, guarantees and other	1,008	1,111	—	622	494

Total maximum exposure to loss	$17,402	$4,197	$2,146	$1,738	$5,744

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$16,349	$3,084	$21	$702	$5,101
Derivative and other contracts	45	2	5	—	65

Total carrying value of exposure to loss—Assets	$16,394	$3,086	$26	$702	$5,166

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$49
Commitments, guarantees and other	—	—	—	6	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$6	$49

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $17.1 billion of residential mortgages; $89.4 billion of commercial mortgages; $28.8 billion of U.S. agency collateralized mortgage obligations; and $66.8 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $0.9 billion of residential mortgages; $2.4 billion of commercial mortgages; $4.9 billion of U.S. agency collateralized mortgage obligations; and $8.1 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Mortgage and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$177,153	$29,513	$3,079	$1,874	$10,119
Maximum exposure to loss:
Debt and equity interests(2)	$13,514	$2,498	$31	$1,142	$3,693
Derivative and other contracts	15	23	1,935	—	146
Commitments, guarantees and other	—	272	—	649	527

Total maximum exposure to loss	$13,529	$2,793	$1,966	$1,791	$4,366

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$13,514	$2,498	$31	$731	$3,693
Derivative and other contracts	15	3	4	—	53

Total carrying value of exposure to loss—Assets	$13,529	$2,501	$35	$731	$3,746

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$2	$—	$—	$57
Commitments, guarantees and other	—	—	—	7	—

Total carrying value of exposure to loss—Liabilities	$—	$2	$—	$7	$57

(1)	Mortgage and asset-backed securitizations include VIE assets as follows: $16.9 billion of residential mortgages; $78.4 billion of commercial mortgages; $31.5 billion of U.S. agency collateralized mortgage obligations; and $50.4 billion of other consumer or commercial loans.
(2)	Mortgage and asset-backed securitizations include VIE debt and equity interests as follows: $1.3 billion of residential mortgages; $2.0 billion of commercial mortgages; $5.3 billion of U.S. agency collateralized mortgage obligations; and $4.9 billion of other consumer or commercial loans.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $11.5 billion at September 30, 2014. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s AFS Securities portfolio

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(see Note 5). Securities issued by securitization SPEs consisted of $0.9 billion of securities backed primarily by residential mortgage loans, $8.1 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.0 billion of securities backed by commercial mortgage loans, $0.5 billion of securities backed by CDOs or CLOs and $1.0 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or AFS Securities and are measured at fair value (see Note 4). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

The Company’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs), and as servicer in residential mortgage securitizations in the U.S. and Europe and commercial mortgage securitizations in Europe. Such activities are further described in Note 7 to the consolidated financial statements in the 2013 Form 10-K.

Transfers of Assets with Continuing Involvement.

The following tables present information at September 30, 2014 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At September 30, 2014
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other
	(dollars in millions)
SPE assets (unpaid principal balance)(1)	$26,172	$54,534	$19,538	$10,999
Retained interests (fair value):
Investment grade	$11	$86	$890	$—
Non-investment grade	70	74	—	1,142

Total retained interests (fair value)	$81	$160	$890	$1,142

Interests purchased in the secondary market (fair value):
Investment grade	$11	$110	$54	$351
Non-investment grade	21	42	—	42

Total interests purchased in the secondary market (fair value)	$32	$152	$54	$393

Derivative assets (fair value)	$—	$557	$—	$95
Derivative liabilities (fair value)	$—	$—	$—	$102

(1)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At September 30, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$984	$3	$987
Non-investment grade	—	120	1,166	1,286

Total retained interests (fair value)	$—	$1,104	$1,169	$2,273

Interests purchased in the secondary market (fair value):
Investment grade	$—	$525	$1	$526
Non-investment grade	—	83	22	105

Total interests purchased in the secondary market (fair value)	$—	$608	$23	$631

Derivative assets (fair value)	$—	$564	$88	$652
Derivative liabilities (fair value)	$—	$97	$5	$102

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

Net gains on sale of assets in securitization transactions at the time of the sale were not material in the quarters and nine months ended September 30, 2014 and 2013.

During the nine months ended September 30, 2014 and 2013, the Company received proceeds from new securitization transactions of $17.3 billion and $18.8 billion, respectively. During the nine months ended September 30, 2014 and 2013, the Company received proceeds from cash flows from retained interests in securitization transactions of $2.2 billion and $3.8 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

In addition, in connection with its underwriting of CLO transactions for unaffiliated sponsors, in the nine months ended September 30, 2014 and 2013, the Company sold to those SPEs, corporate loans with an unpaid principal balance of $1.6 billion and $ 1.7 billion, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At September 30, 2014		At December 31, 2013
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Credit-linked notes	$47	$38	$48	$41
Equity-linked transactions	29	27	40	35
Other	181	181	157	156

Mortgage Servicing Activities.

The Company services residential mortgage loans in the U.S. owned by SPEs sponsored by the Company. The Company generally holds retained interests in Company-sponsored SPEs. As of the quarter ended March 31, 2014, the Company no longer services residential and commercial mortgage loans in Europe.

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. There were no allowances at September 30, 2014 and December 31, 2013. Advances at September 30, 2014 and December 31, 2013 totaled approximately $11 million and $110 million, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$—	$457	$—
Amounts past due 90 days or greater (unpaid principal balance)(1)	$—	$26	$—
Percentage of amounts past due 90 days or greater(1)	—	5.8%	—
Credit losses	$—	$2	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

	At December 31, 2013
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$785	$775	$4,114
Amounts past due 90 days or greater (unpaid principal balance)(1)	$66	$44	$—
Percentage of amounts past due 90 days or greater(1)	8.5%	5.6%	—
Credit losses	$1	$17	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Loans and Allowance for Loan Losses.

Loans.

The Company’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at lower of cost or fair value in the condensed consolidated statements of financial condition.

The Company’s outstanding loans at September 30, 2014 and December 31, 2013 included the following:

	September 30, 2014			December 31, 2013
Loans by Product Type	Loans Held For Investment	Loans Held For Sale	Total Loans	Loans Held For Investment	Loans Held For Sale	Total Loans
	(dollars in millions)
Corporate loans	$18,589	$5,997	$24,586	$13,263	$6,168	$19,431
Consumer loans	15,389	—	15,389	11,577	—	11,577
Residential real estate loans	14,198	106	14,304	10,006	112	10,118
Wholesale real estate loans	3,430	641	4,071	1,855	49	1,904

Total loans, gross of allowance for loan losses	51,606	6,744	58,350	36,701	6,329	43,030
Allowance for loan losses	(141)	—	(141)	(156)	—	(156)

Total loans, net of allowance for loan losses(1)(2)	$51,465	$6,744	$58,209	$36,545	$6,329	$42,874

(1)	Amounts include loans that are made to non-U.S. borrowers of $6,208 million and $4,729 million at September 30, 2014 and December 31, 2013, respectively.
(2)	See Note 11 for further information related to unfunded lending commitments.

The above table does not include loans and lending commitments held at fair value that were recorded as Trading assets of $13,943 million and $12,612 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, loans and lending commitments held at fair value that were recorded as Trading assets consisted of $9,398 million of Corporate loans, $1,537 million of Residential real estate loans and $3,008 million of Wholesale real estate loans. At December 31, 2013, loans and lending commitments held at fair value that were recorded as Trading assets consisted of $9,774 million of Corporate loans, $1,434 million of Residential real estate loans and $1,404 million of Wholesale real estate loans. See Note 4 for further information regarding loans and lending commitments held at fair value that are recorded as Trading assets in the Company’s condensed consolidated statement of financial condition.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquidity, collateral, loan-to-value ratio, and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level. Consumer loan collateral values are monitored on an ongoing basis.

For a description of the Company’s loan portfolio and credit quality indicators utilized in its credit monitoring process, see Note 8 to the consolidated financial statements in the 2013 Form 10-K.

The following tables present credit quality indicators for the Company’s loans held for investment, gross of allowance for loan losses, by product type, at September 30, 2014 and December 31, 2013.

	September 30, 2014
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$17,923	$15,389	$14,154	$3,430	$50,896
Special Mention	567	—	—	—	567
Substandard	90	—	44	—	134
Doubtful	9	—	—	—	9
Loss	—	—	—	—	—

Total loans	$18,589	$15,389	$14,198	$3,430	$51,606

	December 31, 2013
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$12,893	$11,577	$9,992	$1,829	$36,291
Special Mention	189	—	—	16	205
Substandard	174	—	14	—	188
Doubtful	7	—	—	10	17
Loss	—	—	—	—	—

Total loans	$13,263	$11,577	$10,006	$1,855	$36,701

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. As of September 30, 2014 and December 31, 2013, the Company’s TDRs were not significant. For further information on allowance for loan losses, see Note 2 to the consolidated financial statements in the 2013 Form 10-K.

The tables below provide details on impaired loans, past due loans and allowances for the Company’s held for investment loans:

	September 30, 2014
Loans by Product Type	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$5	$—	$—	$—	$5
Impaired loans without allowance(1)	9	—	29	—	38
Impaired loans unpaid principal balance	14	—	29	—	43
Past due 90 days loans and on nonaccrual	7	—	35	—	42

	December 31, 2013
Loans by Product Type	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$63	$—	$—	$10	$73
Impaired loans without allowance(1)	6	—	11	—	17
Impaired loans unpaid principal balance	69	—	11	10	90
Past due 90 days loans and on nonaccrual	7	—	11	10	28

	September 30, 2014
Loans by Region	Americas	EMEA	Asia-Pacific	Total
	(dollars in millions)
Impaired loans	$43	$—	$—	$43
Past due 90 days loans and on nonaccrual	42	—	—	42
Allowance for loan losses	112	23	6	141

	December 31, 2013
Loans by Region	Americas	EMEA	Asia-Pacific	Total
	(dollars in millions)
Impaired loans	$90	$—	$—	$90
Past due 90 days loans and on nonaccrual	28	—	—	28
Allowance for loan losses	123	28	5	156

EMEA—Europe,	Middle East and Africa.
(1)	At September 30, 2014 and December 31, 2013, no allowance was outstanding for these loans as the fair value of the collateral held exceeded or equaled the carrying value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2013	$137	$1	$4	$14	$156
Gross charge-offs	—	—	—	(3)	(3)
Gross recoveries	—	—	—	1	1

Net charge-offs	—	—	—	(2)	(2)

Provision (release) for loan losses(1)	(20)	1	3	3	(13)

Balance at September 30, 2014	$117	$2	$7	$15	$141

Allowance for loan losses by impairment methodology:
Inherent	$115	$2	$7	$15	$139
Specific	2	—	—	—	2

Total allowance for loan losses at September 30, 2014	$117	$2	$7	$15	$141

Loans evaluated by impairment methodology(2):
Inherent	$18,575	$15,389	$14,169	$3,430	$51,563
Specific	14	—	29	—	43

Total loans evaluated at September 30, 2014	$18,589	$15,389	$14,198	$3,430	$51,606

Allowance for lending-related commitments:
Balance at December 31, 2013	$125	$—	$—	$2	$127
Provision for lending-related commitments(3)	14	—	—	—	14

Balance at September 30, 2014	$139	$—	$—	$2	$141

Allowance for lending-related commitments by impairment methodology:
Inherent	$139	$—	$—	$2	$141
Specific	—	—	—	—	—

Total allowance for lending-related commitments at September 30, 2014	$139	$—	$—	$2	$141

Lending-related commitments evaluated by impairment methodology(2):
Inherent	$63,702	$4,354	$269	$288	$68,613
Specific	53	—	—	—	53

Total lending-related commitments evaluated at September 30, 2014	$63,755	$4,354	$269	$288	$68,666

(1)	The Company recorded a provision of $2 million for loan losses within Other revenues for the quarter ended September 30, 2014.
(2)	Balances are gross of the allowance for loan losses.
(3)	The Company recorded a provision release of $16 million for lending-related commitments within Other non-interest expenses for the quarter ended September 30, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2012	$96	$3	$5	$2	$106
Gross charge-offs	(12)	—	(1)	(2)	(15)
Gross recoveries	—	—	—	—	—

Net charge-offs	(12)	—	(1)	(2)	(15)

Provision (release) for loan losses(1)	64	(2)	—	13	75

Balance at September 30, 2013	$148	$1	$4	$13	$166

Allowance for loan losses by impairment methodology:
Inherent	$129	$1	$4	$9	$143
Specific	19	—	—	4	23

Total allowance for loan losses at September 30, 2013	$148	$1	$4	$13	$166

Loans evaluated by impairment methodology(2):
Inherent	$11,826	$10,299	$8,776	$2,092	$32,993
Specific	127	—	8	10	145

Total loan evaluated at September 30, 2013	$11,953	$10,299	$8,784	$2,102	$33,138

Allowance for lending-related commitments:
Balance at December 31, 2012	$90	$—	$—	$1	$91
Provision for lending-related commitments(3)	41	—	—	—	41
Other	(10)	—	—	—	(10)

Balance at September 30, 2013	$121	$—	$—	$1	$122

Allowance for lending-related commitments by impairment methodology:
Inherent	$121	$—	$—	$1	$122
Specific	—	—	—	—	—

Total allowance for lending-related commitments at September 30, 2013	$121	$—	$—	$1	$122

Lending-related commitments evaluated by impairment methodology(2):
Inherent	$57,137	$1,770	$1,407	$234	$60,548
Specific	—	—	—	—	—

Total lending-related commitments evaluated at September 30, 2013	$57,137	$1,770	$1,407	$234	$60,548

(1)	The Company recorded a provision of $41 million for loan losses within Other revenues for the quarter ended September 30, 2013.
(2)	Balances are gross of the allowance for loan losses.
(3)	The Company recorded a provision of $12 million of provision for lending-related commitments within Other non-interest expenses for the quarter ended September 30, 2013.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At September 30, 2014, the Company had $5,141 million of employee loans, net of an allowance of approximately $122 million. At December 31, 2013, the Company had $5,487 million of employee loans, net of an allowance of approximately $109 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At September 30, 2014, the balance of these loans was $41 million, net of an allowance of approximately $41 million. At December 31, 2013, the balance of these loans was $100 million, net of an allowance of approximately $51 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

9.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At September 30, 2014	At December 31, 2013
	(dollars in millions)
Senior debt	$139,436	$139,451
Subordinated debt	8,051	9,275
Junior subordinated debentures	4,870	4,849

Total	$152,357	$153,575

During the nine months ended September 30, 2014, the Company issued and reissued notes with a principal amount of approximately $26.5 billion. During the nine months ended September 30, 2014, approximately $24.7 billion in aggregate long-term borrowings matured or were retired.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.8 years and 5.4 years at September 30, 2014 and December 31, 2013, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s other secured financings consisted of the following:

	At September 30, 2014	At December 31, 2013
	(dollars in millions)
Secured financings with original maturities greater than one year	$9,055	$9,750
Secured financings with original maturities one year or less	2,718	4,233
Failed sales(1)	246	232

Total(2)	$12,019	$14,215

(1)	For more information on failed sales, see Note 7.
(2)	Amounts include $4,367 million and $5,206 million at fair value at September 30, 2014 and December 31, 2013, respectively.

10.	Derivative Instruments and Hedging Activities.

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

	At September 30, 2014
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$390,762	$(364,822)	$25,940	$(8,815)	$(74)	$17,051
Cleared OTC(4)	190,748	(187,376)	3,372	—	—	3,372
Exchange traded	35,358	(29,655)	5,703	—	—	5,703

Total derivative assets	$616,868	$(581,853)	$35,015	$(8,815)	$(74)	$26,126

Derivative liabilities
Bilateral OTC	$374,367	$(345,413)	$28,954	$(7,134)	$(248)	$21,572
Cleared OTC(4)	188,216	(185,245)	2,971	—	(16)	2,955
Exchange traded	36,786	(29,655)	7,131	(874)	—	6,257

Total derivative liabilities	$599,369	$(560,313)	$39,056	$(8,008)	$(264)	$30,784

(1)	Amounts include $7.7 billion of derivative assets and $8.3 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$404,352	$(378,459)	$25,893	$(8,785)	$(132)	$16,976
Cleared OTC(4)	267,057	(266,419)	638	—	—	638
Exchange traded	31,609	(25,673)	5,936	—	—	5,936

Total derivative assets	$703,018	$(670,551)	$32,467	$(8,785)	$(132)	$23,550

Derivative liabilities
Bilateral OTC	$386,199	$(361,059)	$25,140	$(5,365)	$(136)	$19,639
Cleared OTC(4)	266,559	(265,378)	1,181	—	(372)	809
Exchange traded	33,113	(25,673)	7,440	(651)	—	6,789

Total derivative liabilities	$685,871	$(652,110)	$33,761	$(6,016)	$(508)	$27,237

(1)	Amounts include $8.7 billion of derivative assets and $7.3 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of a derivative represents the amount at which the derivative could be exchanged in an orderly transaction between market participants and is further described in Note 2 to the consolidated financial statements in the 2013 Form 10-K and Note 4.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at September 30, 2014 and December 31, 2013, respectively. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Trading Assets at September 30, 2014(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$479	$301	$1,046	$4,622	$(4,377)	$2,071	$1,832
AA	2,692	2,138	3,206	9,833	(11,137)	6,732	4,816
A	11,518	9,945	8,991	20,883	(42,239)	9,098	6,180
BBB	4,027	3,284	3,181	13,209	(15,795)	7,906	5,106
Non-investment grade	1,965	2,231	1,634	2,749	(5,148)	3,431	2,489

Total	$20,681	$17,899	$18,058	$51,296	$(78,696)	$29,238	$20,423

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Trading Assets at December 31, 2013(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-Cash Collateral	Net Exposure Post-Collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$300	$752	$1,073	$3,664	$(3,721)	$2,068	$1,673
AA	2,687	3,145	3,377	9,791	(13,515)	5,485	3,927
A	7,382	8,428	9,643	17,184	(35,644)	6,993	4,970
BBB	2,617	3,916	3,228	13,693	(16,191)	7,263	4,870
Non-investment grade	2,053	2,980	1,372	2,922	(4,737)	4,590	2,174

Total	$15,039	$19,221	$18,693	$47,254	$(73,808)	$26,399	$17,614

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

Net Investment Hedges.    The Company may utilize forward foreign exchange contracts to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. Generally, no hedge ineffectiveness is recognized in earnings since the notional amounts of the hedging instruments equal the portion of the investments being hedged and the currencies being exchanged are the functional currencies of the parent and investee. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within AOCI. The forward points on the hedging instruments are recorded in Interest income.

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

	Derivative Assets At September 30, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$4,126	$658	$—	$4,784	$46,449	$21,016	$—	$67,465
Foreign exchange contracts	431	11	—	442	11,294	356	—	11,650

Total derivatives designated as accounting hedges	4,557	669	—	5,226	57,743	21,372	—	79,115

Derivatives not designated as accounting hedges(2):
Interest rate contracts	250,601	185,745	402	436,748	5,342,287	10,834,225	1,748,586	17,925,098
Credit contracts	27,852	4,126	—	31,978	934,110	187,273	—	1,121,383
Foreign exchange contracts	70,204	208	91	70,503	2,057,009	12,008	7,117	2,076,134
Equity contracts	25,659	—	31,092	56,751	324,666	—	522,453	847,119
Commodity contracts	11,638	—	3,773	15,411	127,739	—	168,038	295,777
Other	251	—	—	251	3,800	—	—	3,800

Total derivatives not designated as accounting hedges	386,205	190,079	35,358	611,642	8,789,611	11,033,506	2,446,194	22,269,311

Total derivatives	$390,762	$190,748	$35,358	$616,868	$8,847,354	$11,054,878	$2,446,194	$22,348,426
Cash collateral netting	(56,093)	(2,395)	—	(58,488)	—	—	—	—
Counterparty netting	(308,729)	(184,981)	(29,655)	(523,365)	—	—	—	—

Total derivative assets	$25,940	$3,372	$5,703	$35,015	$8,847,354	$11,054,878	$2,446,194	$22,348,426

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities At September 30, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$338	$291	$—	$629	$2,609	$13,795	$—	$16,404
Foreign exchange contracts	13	17	—	30	1,561	374	—	1,935

Total derivatives designated as accounting hedges	351	308	—	659	4,170	14,169	—	18,339

Derivatives not designated as accounting hedges(2):
Interest rate contracts	235,170	184,146	240	419,556	5,138,643	10,802,378	1,534,169	17,475,190
Credit contracts	28,053	3,556	—	31,609	837,102	147,202	—	984,304
Foreign exchange contracts	69,882	206	7	70,095	2,071,641	12,220	2,280	2,086,141
Equity contracts	29,866	—	32,621	62,487	362,556	—	507,274	869,830
Commodity contracts	11,002	—	3,918	14,920	108,419	—	137,970	246,389
Other	43	—	—	43	4,164	—	—	4,164

Total derivatives not designated as accounting hedges	374,016	187,908	36,786	598,710	8,522,525	10,961,800	2,181,693	21,666,018

Total derivatives	$374,367	$188,216	$36,786	$599,369	$8,526,695	$10,975,969	$2,181,693	$21,684,357
Cash collateral netting	(36,684)	(264)	—	(36,948)	—	—	—	—
Counterparty netting	(308,729)	(184,981)	(29,655)	(523,365)	—	—	—	—

Total derivative liabilities	$28,954	$2,971	$7,131	$39,056	$8,526,695	$10,975,969	$2,181,693	$21,684,357

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $854 billion and $910 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $511 million and $35 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.

	Derivative Assets At December 31, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$4,729	$287	$—	$5,016	$54,696	$14,685	$—	$69,381
Foreign exchange contracts	236	—	—	236	6,694	—	—	6,694

Total derivatives designated as accounting hedges	4,965	287	—	5,252	61,390	14,685	—	76,075

Derivatives not designated as accounting hedges(2):
Interest rate contracts	262,697	261,348	291	524,336	6,206,450	11,854,610	856,137	18,917,197
Credit contracts	39,054	5,292	—	44,346	1,244,004	240,781	—	1,484,785
Foreign exchange contracts	61,383	130	52	61,565	1,818,429	9,634	9,783	1,837,846
Equity contracts	26,104	—	28,001	54,105	294,524	—	437,842	732,366
Commodity contracts	10,106	—	3,265	13,371	144,981	—	139,433	284,414
Other	43	—	—	43	3,198	—	—	3,198

Total derivatives not designated as accounting hedges	399,387	266,770	31,609	697,766	9,711,586	12,105,025	1,443,195	23,259,806

Total derivatives	$404,352	$267,057	$31,609	$703,018	$9,772,976	$12,119,710	$1,443,195	$23,335,881
Cash collateral netting	(48,540)	(3,462)	—	(52,002)	—	—	—	—
Counterparty netting	(329,919)	(262,957)	(25,673)	(618,549)	—	—	—	—

Total derivative assets	$25,893	$638	$5,936	$32,467	$9,772,976	$12,119,710	$1,443,195	$23,335,881

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities At December 31, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$570	$614	$—	$1,184	$2,642	$12,667	$—	$15,309
Foreign exchange contracts	258	5	—	263	5,970	503	—	6,473

Total derivatives designated as accounting hedges	828	619	—	1,447	8,612	13,170	—	21,782

Derivatives not designated as accounting hedges(2):
Interest rate contracts	244,906	261,011	228	506,145	6,035,757	11,954,325	1,067,894	19,057,976
Credit contracts	37,835	4,791	—	42,626	1,099,483	213,900	—	1,313,383
Foreign exchange contracts	61,635	138	23	61,796	1,897,400	10,505	3,106	1,911,011
Equity contracts	31,483	—	29,412	60,895	341,232	—	464,622	805,854
Commodity contracts	9,436	—	3,450	12,886	138,784	—	120,556	259,340
Other	76	—	—	76	4,659	—	—	4,659

Total derivatives not designated as accounting hedges	385,371	265,940	33,113	684,424	9,517,315	12,178,730	1,656,178	23,352,223

Total derivatives	$386,199	$266,559	$33,113	$685,871	$9,525,927	$12,191,900	$1,656,178	$23,374,005
Cash collateral netting	(31,139)	(2,422)	—	(33,561)	—	—	—	—
Counterparty netting	(329,920)	(262,956)	(25,673)	(618,549)	—	—	—	—

Total derivative liabilities	$25,140	$1,181	$7,440	$33,761	$9,525,927	$12,191,900	$1,656,178	$23,374,005

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $426 billion and $729 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $879 million and $27 million is included in Customer and other receivables and Customer and other payables, respectively, on the condensed consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for the quarters and nine months ended September 30, 2014 and 2013, respectively.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the condensed consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2014	2013	2014	2013
	(dollars in millions)
Derivatives	$(384)	$(302)	$547	$(3,421)
Borrowings	757	583	429	4,374

Total	$373	$281	$976	$953

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2014	2013	2014	2013
	(dollars in millions)
Foreign exchange contracts(1)	$438	$(193)	$262	$346

Total	$438	$(193)	$262	$346

(1)	Losses of $46 million and $143 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine months ended September 30, 2014, respectively. Losses of $34 million and $103 million were recognized in income related to amounts excluded from hedge effectiveness testing during the quarter and nine months ended September 30, 2013, respectively.

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for the quarters and nine months ended September 30, 2014 and 2013, respectively:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2014	2013	2014	2013
	(dollars in millions)
Interest rate contracts	$(37)	$(435)	$(1,847)	$(676)
Credit contracts	407	(145)	258	100
Foreign exchange contracts	191	594	1,795	2,775
Equity contracts	114	(1,580)	(2,212)	(4,840)
Commodity contracts	60	104	531	1,407
Other contracts	22	(25)	133	(69)

Total derivative instruments	$757	$(1,487)	$(1,342)	$(1,303)

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading revenues in the condensed consolidated statements of income.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading revenues in the condensed consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $8 million and $32 million at September 30, 2014 and December 31, 2013, respectively, and a notional value of $2,113 million and $2,140 million at September 30, 2014 and December 31, 2013, respectively. The Company recognized a gain of $5 million and a loss of $23 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and nine months ended September 30, 2014, respectively. The Company recognized gains of $13 million related to changes in the fair value of its bifurcated embedded derivatives for both the quarter and nine months ended September 30, 2013.

At September 30, 2014 and December 31, 2013, the amount of payables associated with cash collateral received that was netted against derivative assets was $58.5 billion and $52.0 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $36.9 billion and $33.6 billion, respectively. Cash collateral receivables and payables of $18 million and $21 million, respectively, at September 30, 2014 and $10 million and $13 million, respectively, at December 31, 2013, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit ratings downgrade. At September 30, 2014, the aggregate fair value of OTC derivative contracts that contain credit-risk-related contingent features that are in a net liability position totaled $23,660 million, for which the Company has posted collateral of $21,789 million, in the normal course of business. The additional collateral or termination payments which may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). At September 30, 2014, for such OTC trading agreements, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,580 million and an incremental $2,728 million, respectively. Of these amounts, $3,109 million at September 30, 2014 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$609,416	$(7,369)	$575,351	$6,481
Index and basket credit default swaps	327,710	(2,354)	260,805	2,025
Tranched index and basket credit default swaps	116,783	(2,788)	215,622	3,636

Total	$1,053,909	$(12,511)	$1,051,778	$12,142

	At December 31, 2013
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$799,838	$(9,349)	$758,536	$8,564
Index and basket credit default swaps	454,355	(3,756)	361,961	2,827
Tranched index and basket credit default swaps	146,597	(3,889)	276,881	3,883

Total	$1,400,790	$(16,994)	$1,397,378	$15,274

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at September 30, 2014:

	Protection Sold
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$2,434	$11,596	$6,942	$908	$21,880	$(132)
AA	8,845	25,193	16,281	4,068	54,387	(775)
A	28,171	54,557	26,413	3,326	112,467	(2,279)
BBB	61,467	125,556	71,063	17,211	275,297	(3,548)
Non-investment grade	36,411	68,745	35,679	4,550	145,385	(635)

Total	137,328	285,647	156,378	30,063	609,416	(7,369)

Index and basket credit default swaps(3):
AAA	24,718	26,800	14,530	1,868	67,916	(1,020)
AA	440	5,195	4,258	3,276	13,169	(344)
A	1,203	2,668	13,622	30	17,523	(437)
BBB	27,390	49,005	89,616	6,700	172,711	(3,130)
Non-investment grade	40,444	93,840	27,805	11,085	173,174	(211)

Total	94,195	177,508	149,831	22,959	444,493	(5,142)

Total credit default swaps sold	$231,523	$463,155	$306,209	$53,022	$1,053,909	$(12,511)

Other credit contracts(4)(5)	$54	$480	$12	$633	$1,179	$(449)

Total credit derivatives and other credit contracts	$231,577	$463,635	$306,221	$53,655	$1,055,088	$(12,960)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the terms of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amount shown represents the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $832 billion and $1,116 billion at September 30, 2014 and December 31, 2013, respectively, compared with a notional amount of approximately $935 billion and $1,252 billion at September 30, 2014 and December 31, 2013, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending at September 30, 2014 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at September 30, 2014
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$327	$1	$—	$3	$331
Investment activities	514	98	30	445	1,087
Primary lending commitments—investment grade(1)	8,652	14,318	36,502	553	60,025
Primary lending commitments—non-investment grade(1)	1,708	5,268	12,084	3,526	22,586
Secondary lending commitments(2)	47	8	83	189	327
Commitments for secured lending transactions	1,802	550	—	6	2,358
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	56,802	—	—	—	56,802
Commercial and residential mortgage-related commitments	7	199	279	321	806
Underwriting commitments	302	—	—	—	302
Other lending commitments	4,044	755	251	175	5,225

Total	$74,205	$21,197	$49,229	$5,218	$149,849

(1)	This amount includes $49.5 billion of investment grade and $12.7 billion of non-investment grade unfunded commitments accounted for as held for investment and $7.8 billion of investment grade and $8.5 billion of non-investment grade unfunded commitments accounted for as held for sale at September 30, 2014. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the condensed consolidated statements of financial condition (see Note 4).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to September 30, 2014 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days and of the total amount at September 30, 2014, $55 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $0.6 billion.

For further description of these commitments, refer to Note 13 to the consolidated financial statements in the 2013 Form 10-K.

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

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at September 30, 2014:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$231,523	$463,155	$306,209	$53,022	$1,053,909	$(12,511)	$—
Other credit contracts	54	480	12	633	1,179	(449)	—
Non-credit derivative contracts(1)	1,425,160	807,938	335,478	573,465	3,142,041	65,470	—
Standby letters of credit and other financial guarantees issued(2)	499	998	956	5,831	8,284	(228)	7,203
Market value guarantees	7	432	112	136	687	6	90
Liquidity facilities	2,517	—	—	—	2,517	(5)	3,561
Whole loan sales guarantees	—	—	—	23,633	23,633	12	—
Securitization representations and warranties	—	—	—	63,315	63,315	98	—
General partner guarantees	66	17	64	342	489	72	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.
(2)	Approximately $1.8 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Trading assets or Trading liabilities in the condensed consolidated statements of financial condition.

For further description of these guarantees, refer to Note 13 to the consolidated financial statements in the 2013 Form 10-K.

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

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending such proceeds to the Company in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange for junior subordinated debentures. The Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that the Company has made payments to a Morgan Stanley Capital Trust on the junior subordinated debentures. In the event that the Company does not make payments to a Morgan Stanley Capital Trust, holders of such series of trust preferred securities would not be able to rely upon the guarantee for payment of those amounts. The Company has not recorded any liability in the condensed consolidated financial statements for these guarantees and believes that the occurrence of any events (i.e., non-performance on the part of the paying agent) that would trigger payments under these contracts is remote. See Note 11 to the consolidated financial statements in the 2013 Form 10-K for details on the Company’s junior subordinated debentures.

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

•

Exchange/Clearinghouse Member Guarantees.    The Company is a member of various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or derivative contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange or the clearinghouse. While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s obligations under these rules would arise only if the exchange or clearinghouse had previously exhausted its resources. In addition, some clearinghouse rules require members to assume a proportionate share of losses resulting from the clearinghouse’s investment of guarantee fund contributions and initial margin, and of other losses unrelated to the default of a clearing member, if such losses exceed the specified resources allocated for such purpose by the clearinghouse. The maximum potential payout under these rules cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

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

In the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the Company’s subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the Company’s condensed consolidated financial statements.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933 claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. The Company is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The Company filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. The Company filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 7, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL (together, the “Trust”) against the Company. The matter is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreement underlying the transaction, specific performance and unspecified damages and interest. On August 8, 2014, the court granted in part and denied in part the Company’s motion to dismiss. On September 3, 2014, the Company filed its answer to the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $149 million, plus pre- and post-judgment interest, fees and costs.

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

On September 28, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-13ARX against the Company styled Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. U.S. Bank filed an amended complaint on January 17, 2013, which asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $609 million, breached various representations and warranties. The amended complaint seeks, among other relief, declaratory judgment relief, specific performance and unspecified damages and interest. On September 25, 2014, the court granted in part and denied in part the Company’s motion to dismiss. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $173 million, plus pre- and post-judgment interest, fees and costs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 10, 2013, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-10SL and Mortgage Pass-Through Certificates, Series 2006-10SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $300 million, breached various representations and warranties. The complaint seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest. On August 8, 2014, the court granted in part and denied in part the Company’s motion to dismiss. On September 3, 2014, the Company filed its answer to the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $197 million, plus pre- and post-judgment interest, fees and costs.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the Company filed its answer to the complaint, and on September 18, 2014, the Company filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, the Company filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, the Company filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Calculation of Risk-based Capital Ratios.    As an Advanced Approach banking organization, the Company is required to compute risk-based capital ratios using both (i) standardized approaches for calculating credit risk weighted assets (“RWAs”) and market risk RWAs (the “Standardized Approach”); and (ii) an advanced internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs under U.S. Basel III (the “Advanced Approach”).

To implement a provision of the Dodd-Frank Act, U.S. Basel III subjects Advanced Approach banking organizations which have been approved by their regulators to exit the parallel run, such as the Company, to a permanent “capital floor”. In calendar year 2014, as a result of the capital floor, an Advanced Approach banking organization’s binding risk-based capital ratios are the lower of its ratios computed under the Advanced Approach or the U.S. Basel I-based rules as supplemented by the existing market risk rules known as “Basel 2.5”. For the current quarter, the capital floor results in the Company’s binding risk-based capital ratios being those calculated under the Advanced Approach. Beginning on January 1, 2015, the capital floor will result in the Company’s ratios being the lower of the capital ratios computed under the Advanced Approach or the Standardized Approach under U.S. Basel III.

The methods for calculating each of the Company’s risk-based capital ratios will change through 2022 as U.S. Basel III’s revisions to the numerator and denominator are phased-in and as the Company begins calculating

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RWAs using the Advanced Approach and the Standardized Approach. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile.

The Company’s Regulatory Capital and Capital Ratios.    Beginning with the second quarter of 2014, the Company and its U.S. Banks’ risk-based capital ratios for regulatory purposes are the lower of each ratio calculated using RWAs under U.S. Basel I as supplemented by Basel 2.5 and the Advanced Approach. At September 30, 2014, the Company’s risk-based capital ratios were lower under the Advanced Approach transitional rules; however, the risk-based capital ratios for the Company’s U.S. Banks were lower under U.S. Basel I as supplemented by Basel 2.5.

The following table presents the Company’s capital measures at September 30, 2014 and December 31, 2013.

	At September 30, 2014			At December 31, 2013
	U.S. Basel III Transitional/ Advanced Approach		Minimum Regulatory Capital Ratio(1)	U.S. Basel I(2)		Minimum Regulatory Capital Ratio(3)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Regulatory capital and capital ratios:
Common Equity Tier 1 capital	$59,409	14.4%	4.0%	$49,917	12.8%	N/A
Tier 1 capital	66,663	16.2%	5.5%	61,007	15.6%	4.0%
Total capital	77,125	18.8%	8.0%	66,000	16.9%	8.0%
Tier 1 leverage	—	8.2%	4.0%	—	7.6%	4.0%

Assets:
RWAs	$411,292	—	N/A	$390,366	—	N/A
Adjusted average assets(4)	810,542	—	N/A	805,838	—	N/A

N/A—Not Applicable

(1)	Minimum regulatory capital ratios under U.S. Basel III.
(2)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s Tier 1 and total risk-based capital ratios, Tier 1 leverage ratio and RWAs at December 31, 2013 were calculated under this framework.
(3)	Minimum regulatory capital ratios under U.S. Basel I as supplemented by Basel 2.5.
(4)	Average total on-balance sheet assets subject to certain adjustments in accordance with U.S. Basel I rules for the quarter ended December 31, 2013 and U.S. Basel III rules for the quarter ended September 30, 2014.

The Company’s U.S. Banks.    The Company’s U.S. Banks are subject to similar regulatory capital requirements as the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s U.S. Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s U.S. Banks must meet specific capital guidelines that involve quantitative measures of the Company’s U.S. Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below sets forth the capital information for MSBNA.

	At September 30, 2014			At December 31, 2013
	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)	U.S. Basel I(2)(3)		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$11,935	12.4%	6.5%	N/A	N/A	N/A
Tier 1 capital	$11,935	12.4%	8.0%	$11,086	14.6%	6.0%
Total capital	$13,604	14.2%	10.0%	$12,749	16.8%	10.0%
Tier 1 leverage	$11,935	10.5%	5.0%	$11,086	10.8%	5.0%

N/A—Not Applicable

(1)	Capital ratios to be considered well-capitalized for U.S. regulatory purposes.
(2)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s U.S. Banks’ Tier 1 and total risk-based capital ratios, Tier 1 leverage ratio and RWAs at December 31, 2013 were calculated under this framework.
(3)	MSBNA ratios have been restated to reflect certain amendments to its regulatory reports.

The table below sets forth the capital information for MSPBNA.

	At September 30, 2014			At December 31, 2013
	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)	U.S. Basel I(2)		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$2,400	21.7%	6.5%	N/A	N/A	N/A
Tier 1 capital	$2,400	21.7%	8.0%	$2,177	26.5%	6.0%
Total capital	$2,411	21.8%	10.0%	$2,184	26.6%	10.0%
Tier 1 leverage	$2,400	10.1%	5.0%	$2,177	9.7%	5.0%

N/A—Not Applicable

(1)	Capital ratios to be considered well-capitalized for U.S. regulatory purposes.
(2)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s U.S. Banks’ Tier 1 and total risk-based capital ratios, Tier 1 leverage ratio and RWAs at December 31, 2013 were calculated under this framework.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain certain minimum capital ratios. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At September 30, 2014 and December 31, 2013, the Company’s U.S. Banks maintained capital at levels in excess of the universally mandated well-capitalized levels. The Company’s U.S. Banks maintain capital at levels sufficiently in excess of the “well-capitalized” requirements to address any additional capital needs and requirements identified by the federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the U.S. Commodity Futures Trading Commission. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $9,433 million and $7,201 million at September 30, 2014 and December 31, 2013, respectively, which exceeded the amount required by $7,739 million and $5,627 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At September 30, 2014, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB LLC is a registered broker-dealer and is subject to the minimum net capital requirements of the SEC and FINRA. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $4,870 million and $3,489 million at September 30, 2014 and December 31, 2013, respectively, which exceeded the amount required by $4,714 million and $3,308 million, respectively.

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

13.	Total Equity

Morgan Stanley Shareholders’ Equity.

At September 30, 2014, the Company had approximately $0.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases under the Company’s existing authorized program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2).

In March 2014, the Company received no objection from the Federal Reserve to the Company’s 2014 capital plan, which included a share repurchase of up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015, as well as an increase in the Company’s quarterly common stock dividend to $0.10 per share from $0.05 per share, beginning with the dividend declared on April 17, 2014. On July 17, 2014, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.10, payable on August 15, 2014 to common shareholders of record on July 31, 2014. During the quarter and nine months ended September 30, 2014, dividends declared on the Company’s outstanding preferred stock were $62 million and $192 million, respectively. During the quarter and nine months ended September 30, 2014, the Company repurchased approximately $195 million and $629 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program. During the quarter and nine months ended September 30, 2013, the Company repurchased approximately $123 million of the Company’s outstanding common stock as part of its share repurchase program.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Series I Preferred Stock.    On September 18, 2014, the Company issued 40,000,000 Depositary Shares, for an aggregate price of $1,000 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I, $0.01 par value (“Series I Preferred Stock”). The Series I Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2024 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depository Share). The Series I Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series I Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $994 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss).

The following tables present changes in AOCI by component, net of noncontrolling interests, in the quarters ended September 30, 2014 and 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at June 30, 2014	$(150)	$1	$(46)	$(538)	$(733)

Other comprehensive income before reclassifications	(265)	—	(90)	(18)	(373)
Amounts reclassified from AOCI	—	1	(12)	2	(9)

Net other comprehensive income during the period	(265)	1	(102)	(16)	(382)

Balance at September 30, 2014	$(415)	$2	$(148)	$(554)	$(1,115)

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at June 30, 2013	$(420)	$(3)	$(218)	$(528)	$(1,169)

Other comprehensive income before reclassifications	117	—	37	—	154
Amounts reclassified from AOCI	—	1	(4)	4	1

Net other comprehensive income during the period	117	1	33	4	155

Balance at September 30, 2013	$(303)	$(2)	$(185)	$(524)	$(1,014)

The Company had no significant reclassifications out of AOCI for the quarters ended September 30, 2014 and 2013.

The following tables present changes in AOCI by component, net of noncontrolling interests, in the nine months ended September 30, 2014 and 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2013	$(266)	$(1)	$(282)	$(544)	$(1,093)

Other comprehensive income before reclassifications	(149)	—	156	(16)	(9)
Amounts reclassified from AOCI	—	3	(22)	6	(13)

Net other comprehensive income during the period	(149)	3	134	(10)	(22)

Balance at September 30, 2014	$(415)	$2	$(148)	$(554)	$(1,115)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2012	$(123)	$(5)	$151	$(539)	$(516)

Other comprehensive income (loss) before reclassifications	(180)	—	(310)	2	(488)
Amounts reclassified from AOCI	—	3	(26)	13	(10)

Net other comprehensive income (loss) during the period	(180)	3	(336)	15	(498)

Balance at September 30, 2013	$(303)	$(2)	$(185)	$(524)	$(1,014)

The Company had no significant reclassifications out of AOCI for the nine months ended September 30, 2014 and 2013.

Nonredeemable Noncontrolling Interests.

The reduction in nonredeemable noncontrolling interests from December 31, 2013 primarily reflects a decrease of $1.6 billion related to the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company in the second quarter of 2014 and distributions of $166 million related to MSMS and $350 million related to TransMontaigne Inc., which was sold on July 1, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing earnings (loss) applicable to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2 to the consolidated financial statements in the 2013 Form 10-K). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic EPS:
Income from continuing operations	$1,757	$1,002	$5,259	$3,472
Income (loss) from discontinued operations	(5)	16	(6)	(32)

Net income	1,752	1,018	5,253	3,440
Net income applicable to redeemable noncontrolling interests	—	—	—	222
Net income applicable to nonredeemable noncontrolling interests	59	112	156	370

Net income applicable to Morgan Stanley	1,693	906	5,097	2,848
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)	(33)	(33)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)	(39)	(39)
Less: Preferred dividends (Series E Preferred Stock)	(15)	—	(46)	—
Less: Preferred dividends (Series F Preferred Stock)	(15)	—	(44)	—
Less: Preferred dividends (Series G Preferred Stock)	(8)	—	(15)	—
Less: Preferred dividends (Series H Preferred Stock)	—	—	(15)	—
Less: Preferred dividends (Series I Preferred Stock)	—	—	—	—
Less: Wealth Management JV redemption value adjustment (see Note 3)	—	—	—	(151)
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(2)	(2)	(7)	(6)

Earnings applicable to Morgan Stanley common shareholders	$1,629	$880	$4,898	$2,619

Weighted average common shares outstanding	1,923	1,909	1,925	1,906

Earnings per basic common share:
Income from continuing operations	$0.85	$0.45	$2.55	$1.39
Income (loss) from discontinued operations	—	0.01	(0.01)	(0.02)

Earnings per basic common share	$0.85	$0.46	$2.54	$1.37

Diluted EPS:
Earnings applicable to Morgan Stanley common shareholders	$1,629	$880	$4,898	$2,619
Weighted average common shares outstanding	1,923	1,909	1,925	1,906
Effect of dilutive securities:
Stock options and RSUs(1)	48	56	45	46

Weighted average common shares outstanding and common stock equivalents	1,971	1,965	1,970	1,952

Earnings per diluted common share:
Income from continuing operations	$0.83	$0.44	$2.49	$1.36
Income (loss) from discontinued operations	—	0.01	—	(0.02)

Earnings per diluted common share	$0.83	$0.45	$2.49	$1.34

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
Number of Antidilutive Securities Outstanding at End of Period:	2014	2013	2014	2013
	(shares in millions)
RSUs and performance-based stock units	2	4	2	4
Stock options	13	32	13	32

Total	15	36	15	36

15.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Interest income(1):
Trading assets(2)	$508	$494	$1,520	$1,742
AFS Securities	162	111	449	317
Loans	474	299	1,220	790
Interest bearing deposits with banks	22	38	81	89
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(3)(4)	(103)	4	(239)	(24)
Other(5)	321	315	946	959

Total interest income	$1,384	$1,261	$3,977	$3,873

Interest expense(1):
Deposits	$12	$44	$44	$126
Commercial paper and other short-term borrowings	1	4	3	18
Long-term debt	865	957	2,730	2,834
Securities sold under agreements to repurchase and Securities loaned(4)(6)	301	357	930	1,134
Other(7)	(352)	(211)	(862)	(735)

Total interest expense	$827	$1,151	$2,845	$3,377

Net interest	$557	$110	$1,132	$496

(1)	Interest income and expense are recorded within the condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.
(3)	Includes fees paid on securities borrowed.
(4)

During the fourth quarter of 2013, the Company identified that certain fees paid on securities borrowed which had been reported within Interest expense should have been reported within Interest income and that certain fees received on securities loaned which had been

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported within Interest income should have been reported within Interest expense. The 2013 Form 10-K reflected the adjusted classification on a full year basis. To correct the corresponding 2013 quarterly periods to conform to the Form 10-K presentation, “Securities sold under agreements to repurchase and Securities loaned” and “Federal funds sold and securities purchased under agreements to resell and Securities borrowed” were reduced by $46 million and $237 million for the quarter and nine months ended September 30, 2013, respectively. This adjustment had no impact on net interest income.
(5)	Includes primarily interest from broker and customer receivables.
(6)	Includes fees received on securities loaned
(7)	Includes primarily interest on broker and customer payables.

16.	Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

On September 30, 2014, the Morgan Stanley Supplemental Executive Retirement and Excess Plan (the “SEREP”) was amended to cease accrual of benefits. Any benefits earned by participants under the SEREP prior to October 1, 2014 will be payable in the future based on the SEREP’s provisions. The amendment did not have a material impact on the Company’s condensed consolidated financial statements.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Service cost, benefits earned during the period	$6	$6	$18	$20
Interest cost on projected benefit obligation	40	40	120	118
Expected return on plan assets	(27)	(28)	(82)	(85)
Net amortization of prior service cost (credit)	(3)	(3)	(9)	(10)
Net amortization of actuarial loss	6	9	18	29
Curtailment loss	3	—	3	—

Net periodic benefit expense	$25	$24	$68	$72

17.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (“U.K.”), and in states in which the Company has significant business operations, such as New York. The Company is currently under review by the IRS Appeals Office for the remaining issues covering tax years 1999 – 2005. Also, the Company has substantially completed the IRS field examination for the audit of tax years 2006 – 2008, and is currently at various levels of field examination with respect to audits by New York State and New York City for tax years 2007 – 2009. During 2015, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate, the condensed consolidated statements of financial condition or the condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2014 included a discrete net tax benefit of $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. Additionally, the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2014 included a discrete net tax benefit of $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of the IRS field examination referred to above. Excluding these discrete net tax benefits, the effective tax rate from continuing operations for the quarter and nine months ended September 30, 2014 would have been 31.5% and 32.3%, respectively. Additionally, as a result of this remeasurement, the total amount of unrecognized tax benefits decreased by $1.6 billion to $2.5 billion at September 30, 2014, of which, approximately $0.9 billion (net of federal benefit of state items, competent authority and foreign tax credit offsets) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

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

The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2013 included a discrete net tax benefit of $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries. Additionally, the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2013 included a discrete tax benefit of $81 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”) and $61 million associated with remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside of the U.S. until such income is repatriated to the U.S. as a dividend. Excluding these discrete net tax benefits, the effective tax rate for the quarter and nine months ended September 30, 2013 would have been 31.9% and 31.6%, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investor reasonably expects that doing so would produce a measurement that is substantially similar. This guidance is effective for the Company beginning January 1, 2015, with earlier application permitted.

The Company made the accounting policy election described above and early-adopted the guidance with an effective date of April 1, 2014. As a result of adopting the guidance, the Company made retrospective adjustments to remove from Other revenues previously recorded losses recognized under the equity method of accounting and record the amortization expense computed under the proportional amortization method to Provision for (benefit from) income taxes for all prior periods presented. The impact of early adoption on retained earnings was immaterial. The Company removed $(18) million from Other revenues and recorded $18 million to Provision for (benefit from) income taxes in the nine months ended September 30, 2014. Also, the Company removed $(24) million and $(61) million from Other revenues and recorded $24 million and $61 million to Provision for (benefit from) income taxes in the quarter and nine months ended September 30, 2013, respectively.

18.	Segment and Geographic Information.

Segment Information.

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and the Company’s management organization. The Company provides a wide range of financial products and services to its customers in each of its business segments: Institutional Securities, Wealth Management and Investment Management. For a further discussion of the Company’s business segments, see Note 1.

Revenues and expenses directly associated with each respective business segment are included in determining its operating results. Other revenues and expenses that are not directly attributable to a particular business segment are allocated based upon the Company’s allocation methodologies, generally based on each business segment’s respective net revenues, non-interest expenses or other relevant measures.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s business segments is presented below:

Three Months Ended September 30, 2014	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)(2)(3)	$4,561	$3,184	$657	$(52)	$8,350
Interest income	859	649	—	(124)	1,384
Interest expense	904	48	2	(127)	827

Net interest	(45)	601	(2)	3	557

Net revenues	$4,516	$3,785	$655	$(49)	$8,907

Income from continuing operations before income taxes	$1,226	$806	$188	$—	$2,220
Provision for income taxes(4)	88	324	51	—	463

Income from continuing operations	1,138	482	137	—	1,757

Discontinued operations(5):
Income (loss) from discontinued operations before income taxes	(9)	—	1	—	(8)
Provision for (benefit from) income taxes	(3)	—	—	—	(3)

Income (loss) from discontinued operations	(6)	—	1	—	(5)

Net income	1,132	482	138	—	1,752
Net income applicable to nonredeemable noncontrolling interests	41	—	18	—	59

Net income applicable to Morgan Stanley	$1,091	$482	$120	$—	$1,693

Three Months Ended September 30, 2013	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(3)	$4,096	$2,988	$828	$(66)	$7,846
Interest income(6)	847	532	2	(120)	1,261
Interest expense(6)	1,233	39	2	(123)	1,151

Net interest	(386)	493	—	3	110

Net revenues	$3,710	$3,481	$828	$(63)	$7,956

Income from continuing operations before income taxes	$397	$668	$300	$—	$1,365
Provision for income taxes	24	238	101	—	363

Income from continuing operations	373	430	199	—	1,002

Discontinued operations(5):
Income (loss) from discontinued operations before income taxes	(9)	—	8	15	14
Provision for (benefit from) income taxes	(5)	—	—	3	(2)

Income (loss) from discontinued operations	(4)	—	8	12	16

Net income	369	430	207	12	1,018
Net income applicable to nonredeemable noncontrolling interests	48	—	64	—	112

Net income applicable to Morgan Stanley	$321	$430	$143	$12	$906

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2014	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)(2)(3)	$14,016	$9,404	$2,102	$(143)	$25,379
Interest income	2,498	1,846	2	(369)	3,977
Interest expense	3,074	128	17	(374)	2,845

Net interest	(576)	1,718	(15)	5	1,132

Net revenues	$13,440	$11,122	$2,087	$(138)	$26,511

Income from continuing operations before income taxes	$3,602	$2,264	$656	$—	$6,522
Provision for income taxes(4)	170	888	205	—	1,263

Income from continuing operations	3,432	1,376	451	—	5,259

Discontinued operations(5):
Income (loss) from discontinued operations before income taxes	(18)	—	7	—	(11)
Provision for (benefit from) income taxes	(7)	—	2	—	(5)

Income (loss) from discontinued operations	(11)	—	5	—	(6)

Net income	3,421	1,376	456	—	5,253
Net income applicable to nonredeemable noncontrolling interests	77	—	79	—	156

Net income applicable to Morgan Stanley	$3,344	$1,376	$377	$—	$5,097

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2013	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(3)	$13,029	$9,130	$2,151	$(158)	$24,152
Interest income(6)	2,692	1,531	7	(357)	3,873
Interest expense(6)	3,545	179	12	(359)	3,377

Net interest	(853)	1,352	(5)	2	496

Net revenues	$12,176	$10,482	$2,146	$(156)	$24,648

Income from continuing operations before income taxes	$2,193	$1,920	$647	$—	$4,760
Provision for income taxes	410	687	191	—	1,288

Income from continuing operations	1,783	1,233	456	—	3,472

Discontinued operations(5):
Income (loss) from discontinued operations before income taxes	(67)	(1)	9	1	(58)
Provision for (benefit from) income taxes	(26)	—	—	—	(26)

Income (loss) from discontinued operations	(41)	(1)	9	1	(32)

Net income	1,742	1,232	465	1	3,440
Net income applicable to redeemable noncontrolling interests	1	221	—	—	222
Net income applicable to nonredeemable noncontrolling interests	234	—	136	—	370

Net income applicable to Morgan Stanley	$1,507	$1,011	$329	$1	$2,848

(1)	In September 2014, the Company sold a retail property space resulting in a gain on sale of $141 million (Institutional Securities $84 million, Wealth Management $40 million and Investment Management $17 million), which was included within Other revenues on the condensed consolidated statement of income.
(2)	On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc., a U.S.-based oil storage, marketing and transportation company, as well as related physical inventory and the assumption of the Company’s obligations under certain terminal storage contracts, to NGL Energy Partners LP. The gain on sale, which was included in continuing operations, was approximately $101 million (within the Company’s Institutional Securities business segment) for the quarter and nine months ended September 30, 2014.
(3)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of cumulative performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $610 million at September 30, 2014 and approximately $489 million at December 31, 2013 (see Note 2 to the consolidated financial statements in the 2013 Form 10-K).
(4)	The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2014 included a discrete net tax benefit of $237 million (within the Company’s Institutional Securities business segment). Additionally, the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2014 included a discrete net tax benefit of $609 million (primarily within the Company’s Institutional Securities business segment) (see Note 17).
(5)	See Note 1 for discussion of discontinued operations.
(6)	During the fourth quarter of 2013, the Company identified that certain fees paid on securities borrowed which had been reported within Interest expense should have been reported within Interest income and that certain fees received on securities loaned which had been reported within Interest income should have been reported within Interest expense. The 2013 Form 10-K reflected the adjusted classification on a full year basis. To correct the corresponding 2013 quarterly periods to conform to the 2013 Form 10-K presentation, Interest income and Interest expense were reduced by $46 million and $237 million for the quarter and nine months ended September 30, 2013, respectively. This adjustment had no impact on net interest income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total Assets(1)	Institutional Securities	Wealth Management	Investment Management(2)	Total
	(dollars in millions)
At September 30, 2014	$651,286	$157,585	$5,640	$814,511

At December 31, 2013	$668,596	$156,711	$7,395	$832,702

(1)	Corporate assets have been fully allocated to the Company’s business segments.
(2)	On April 1, 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company (see Note 7).

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through European and Asia-Pacific locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Wealth Management: wealth management representatives operate in the Americas.

•	Investment Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues	2014	2013	2014	2013
	(dollars in millions)
Americas	$6,308	$5,690	$19,022	$17,696
EMEA	1,271	1,148	4,191	3,346
Asia-Pacific	1,328	1,118	3,298	3,606

Net revenues	$8,907	$7,956	$26,511	$24,648

19.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $3,541 million and $4,746 million at September 30, 2014 and December 31, 2013, respectively, included in Other investments in the condensed consolidated statements of financial condition. The decrease in these investments was primarily related to the early adoption of the accounting update Accounting for Investments in Qualified Affordable Housing Projects. Investments in qualified affordable housing projects are now accounted for under the proportional amortization method, and no longer under the equity method. For further information, see Notes 2 and 17. Income from equity method investments was $32 million and $172 million for the quarters ended September 30, 2014 and 2013, respectively, and $108 million and $400 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in Other revenues in the condensed consolidated statements of income. Income from the Company’s equity method investments for the quarters and nine months ended September 30, 2014 and 2013 were primarily related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), as described below.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and Mitsubishi UFJ Financial Group, Inc. holds a 60% voting interest in MUMSS. The Company accounts for its interest in MUMSS as an equity method investment within the Institutional Securities business segment. During the quarters ended September 30, 2014 and 2013, the Company recorded income of $55 million and $188 million, respectively, and income of $146 million and $487 million in the nine months ended September 30, 2014 and 2013, respectively, within Other revenues in the condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

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

Common Dividend.

On October 17, 2014, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.10. The dividend is payable on November 14, 2014 to common shareholders of record on October 31, 2014 (see Note 13).

Long-Term Borrowings.

Subsequent to September 30, 2014 and through October 31, 2014, the Company’s long-term borrowings (net of repayments) increased by approximately $1.0 billion. This amount includes the Company’s issuance of $3.0 billion in senior debt on October 23, 2014.

Morgan Stanley Smith Barney Holdings.

On October 31, 2014, the Company completed a legal entity restructuring that included a change in tax status of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”) from a partnership to a corporation. MSSBH is the holding company for the former Wealth Management JV. As a result of this change in tax status, the Company’s effective tax rate from continuing operations for the three month period and full year ending December 31, 2014 will include a discrete net tax benefit primarily due to the release of a deferred tax liability which was previously established, utilizing the acquisition method of accounting, through a charge to Additional paid-in capital. In accordance with U.S. GAAP, this net tax benefit of approximately $1.3 billion will be recognized in Income from continuing operations on the consolidated statements of income for the three month period and full year ending December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of September 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows and changes in total equity for the nine-month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the management of the Company.

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

November 4, 2014

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

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including: the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary) and legal and regulatory actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income, and commodity prices, interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements; the Company’s reputation; inflation, natural disasters, pandemics and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; technological changes and risks, including cybersecurity risks; or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) and “Other Matters” and “Liquidity and Capital Resources—Regulatory Requirements” herein.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the

Company’s future results, see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K and “Other Matters” and “Liquidity and Capital Resources—Regulatory Requirements” herein.

See Note 1 to the condensed consolidated financial statements in Item 1 for a discussion of the Company’s discontinued operations.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Net revenues:
Institutional Securities	$4,516	$3,710	$13,440	$12,176
Wealth Management	3,785	3,481	11,122	10,482
Investment Management	655	828	2,087	2,146
Intersegment Eliminations	(49)	(63)	(138)	(156)

Consolidated net revenues	$8,907	$7,956	$26,511	$24,648

Net income	$1,752	$1,018	$5,253	$3,440
Net income applicable to redeemable noncontrolling interests(1)	—	—	—	222
Net income applicable to nonredeemable noncontrolling interests(1)	59	112	156	370

Net income applicable to Morgan Stanley	$1,693	$906	$5,097	$2,848

Income from continuing operations applicable to Morgan Stanley:
Institutional Securities	$1,097	$325	$3,355	$1,548
Wealth Management	482	430	1,376	1,012
Investment Management	119	135	372	320

Income from continuing operations applicable to Morgan Stanley	$1,698	$890	$5,103	$2,880
Income (loss) from discontinued operations applicable to Morgan Stanley(2)	(5)	16	(6)	(32)

Net income applicable to Morgan Stanley	$1,693	$906	$5,097	$2,848
Preferred stock dividend and other	64	26	199	229

Earnings applicable to Morgan Stanley common shareholders	$1,629	$880	$4,898	$2,619

Earnings per basic common share:
Income from continuing operations	$0.85	$0.45	$2.55	$1.39
Income (loss) from discontinued operations(2)	—	0.01	(0.01)	(0.02)

Earnings per basic common share(3)	$0.85	$0.46	$2.54	$1.37

Earnings per diluted common share:
Income from continuing operations	$0.83	$0.44	$2.49	$1.36
Income (loss) from discontinued operations(2)	—	0.01	—	(0.02)

Earnings per diluted common share(3)	$0.83	$0.45	$2.49	$1.34

Regional net revenues(4):
Americas	$6,308	$5,690	$19,022	$17,696
EMEA	1,271	1,148	4,191	3,346
Asia-Pacific	1,328	1,118	3,298	3,606

Net revenues	$8,907	$7,956	$26,511	$24,648

Pre-tax profit margin(5):
Institutional Securities	27%	11%	27%	18%
Wealth Management	21%	19%	20%	18%
Investment Management	29%	36%	31%	30%
Consolidated	25%	17%	25%	19%
Effective income tax rate from continuing operations(6)	20.9%	26.6%	19.4%	27.1%

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average common equity (dollars in billions)(7):
Institutional Securities	$32.6	$37.0	$32.1	$38.5
Wealth Management	11.2	13.1	11.3	13.3
Investment Management	3.1	2.8	2.9	2.8
Parent capital	19.3	9.2	18.4	6.9

Consolidated average common equity	$66.2	$62.1	$64.7	$61.5

Return on average common equity(8):
Institutional Securities	13.0%	3.3%	13.5%	5.2%
Wealth Management	16.3%	13.0%	15.3%	8.6%
Investment Management	15.4%	19.0%	17.3%	15.0%
Consolidated	9.9%	5.6%	10.1%	5.8%
Average tangible common equity (dollars in billions)(9)	$56.5	$52.0	$54.9	$53.0
Return on average tangible common equity(10)	11.6%	6.7%	11.9%	6.7%
Selected management financial measures, excluding DVA:
Net revenues, excluding DVA(11)	$8,692	$8,127	$26,083	$24,961
Income from continuing operations applicable to Morgan Stanley, excluding DVA(11)	$1,561	$1,011	$4,830	$3,091
Income per diluted common share from continuing operations, excluding DVA(11)	$0.76	$0.50	$2.35	$1.47
Return on average common equity, excluding DVA(8)	8.9%	6.3%	9.4%	6.1%
Return on average tangible common equity, excluding DVA(10)	10.4%	7.4%	11.0%	7.1%

	At September 30, 2014	At December 31, 2013
Total assets	$814,511	$832,702
Total deposits	$124,382	$112,379
U.S. Banks assets(12)	$140,277	$130,019
Long-term borrowings	$152,357	$153,575
Maturities of long-term borrowings outstanding (next 12 months)	$17,613	$24,193
Worldwide employees	55,977	55,794
Book value per common share(13)	$34.16	$32.24
Tangible book value per common share(14)	$29.24	$27.16
Global Liquidity Reserve held by bank and non-bank legal entities (dollars in billions)(15)	$190	$202
Average Global Liquidity Reserve (dollars in billions)(15)(16):
Bank legal entities	$87	$75
Non-bank legal entities	109	117

Total average Global Liquidity Reserve	$196	$192

Capital ratios(17):
Common Equity Tier 1 capital ratio (Transitional/Advanced Approach in 2014)	14.4%	N/A
Tier 1 common capital ratio	N/A	12.8%
Tier 1 capital ratio (Transitional/Advanced Approach in 2014)	16.2%	15.6%
Total capital ratio (Transitional/Advanced Approach in 2014)	18.8%	16.9%
Tier 1 leverage ratio (Transitional/Advanced Approach in 2014)(18)	8.2%	7.6%
Consolidated assets under management or supervision (dollars in billions)(19):
Investment Management(20)	$398	$373
Wealth Management	765	692

Total	$1,163	$1,065

N/A—Not Applicable

EMEA—Europe, Middle East and Africa

DVA—Debt Valuation Adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

(1)	See Notes 2, 3 and 15 to the consolidated financial statements in Item 8 of the 2013 Form 10-K and Notes 3 and 13 to the condensed consolidated financial statements in Item 1 for information on redeemable and nonredeemable noncontrolling interests.
(2)	See Note 1 to the condensed consolidated financial statements in Item 1 for information on discontinued operations.
(3)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 14 to the condensed consolidated financial statements in Item 1.
(4)	Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis. For a further discussion regarding the geographic methodology for net revenues, see Note 18 to the condensed consolidated financial statements in Item 1.
(5)	Pre-tax profit margin is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(6)	For a discussion of the effective income tax rate, see “Overview of the Quarter and Nine Months Ended September 30, 2014 Financial Results” herein.
(7)	The computation of average common equity for each business segment is determined using the Company’s Required Capital framework (“Required Capital Framework”), an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). Average common equity for each business segment is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy.
(8)	The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The return on average common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The effective tax rates used in the computation of business segments’ return on average common equity were determined on a separate legal entity basis. To determine the return on consolidated average common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended September 30, 2014 and 2013 was 1.0% and (0.7)%, respectively, and the impact of DVA for the nine months ended September 30, 2014 and 2013 was 0.7% and (0.4)%, respectively.
(9)	Average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Capital Management” herein.
(10)	Return on average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended September 30, 2014 and 2013 was 1.2% and (0.8)%, respectively, and the impact of DVA for the nine months ended September 30, 2014 and 2013 was 0.9% and (0.4)%, respectively.

(11)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “U.S. GAAP” refers to accounting principles generally accepted in the United States of America. The U.S. Securities and Exchange Commission defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or as an alternative method for assessing, the Company’s financial condition and operating results. These measures are not in accordance with, or a substitute for, U.S. GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the U.S. GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Reconciliation of selected management financial measures from a Non-GAAP to a U.S. GAAP basis (dollars in millions, except per share amounts):
Net revenues
Net revenues—non-GAAP	$8,692	$8,127	$26,083	$24,961
Impact of DVA	215	(171)	428	(313)

Net revenues—U.S. GAAP	$8,907	$7,956	$26,511	$24,648

Income from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—non-GAAP	$1,561	$1,011	$4,830	$3,091
Impact of DVA	137	(121)	273	(211)

Income applicable to Morgan Stanley—U.S. GAAP	$1,698	$890	$5,103	$2,880

Earnings per diluted common share
Income from continuing operations per diluted common share—non-GAAP	$0.76	$0.50	$2.35	$1.47
Impact of DVA	0.07	(0.06)	0.14	(0.11)

Income from continuing operations per diluted common share—U.S. GAAP	$0.83	$0.44	$2.49	$1.36

(12)	Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) represent the Company’s U.S. bank operating subsidiaries (“U.S. Banks”).
(13)	Book value per common share equals common shareholders’ equity of $66,898 million at September 30, 2014 and $62,701 million at December 31, 2013 divided by common shares outstanding of 1,958 million at September 30, 2014 and 1,945 million at December 31, 2013.
(14)	Tangible book value per common share equals tangible common equity of $57,261 million at September 30, 2014 and $52,828 million at December 31, 2013 divided by common shares outstanding of 1,958 million at September 30, 2014 and 1,945 million at December 31, 2013. Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy.
(15)	Global Liquidity Reserve, which is held within the bank and non-bank legal entities, is comprised of highly liquid and diversified cash and cash equivalents and unencumbered securities. Eligible unencumbered securities include U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities, non-U.S. government securities and other highly liquid investment grade securities. For a discussion of Global Liquidity Reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(16)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(17)	The Company calculates its applicable risk-based capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). For a further discussion of the Company’s methods for calculating its risk-based capital ratios and RWAs, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(18)	Beginning with the first quarter of 2014, Tier 1 leverage ratio equals Tier 1 capital (calculated under U.S. Basel III Transitional rules) divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, transitional intangible assets, deferred tax assets, certain financial equity investments and other adjustments). In 2013, Tier 1 leverage ratio equaled Tier 1 capital (calculated under U.S. Basel I) divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets, and financial and non-financial equity investments).
(19)	Revenues and expenses associated with these assets are included in the Company’s Wealth Management and Investment Management business segments.
(20)	Amounts exclude the Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.

Global Market and Economic Conditions.

During the nine months ended September 30, 2014, global market and economic conditions displayed an uneven trend from 2013 year-end. The U.S. economy grew at a 3.5% annualized pace in the third quarter of 2014 following a choppy, weather-impacted first half of 2014, declining at a 2.1% annual rate in the first quarter and rebounding 4.6% in the second quarter. The U.S. employment situation continued to improve, with the unemployment rate falling below 6% in September 2014 to 5.9% for the first time in six years. Average wage gains remained slow, however, and inflation is well below the Federal Reserve’s 2% target. The Eurozone economy unexpectedly stalled in the second quarter, and market-based measures of Eurozone inflation expectations fell towards levels inconsistent with the European Central Bank’s 2% inflation target, prompting an announcement of additional easing measures in September 2014, including a cut in the benchmark repurchase rate to 0.05% from 0.15% and in the deposit facility rate to negative 0.20% from negative 0.10%.

By contrast, the United Kingdom (“U.K.”) has continued to see acceleration in its economic recovery, showing real gross domestic product (“GDP”) growth of 3.2% annualized through the nine months ended September 30, 2014. The Japanese economy, meanwhile, saw substantial volatility surrounding a national sales tax hike to 8% from 5% in April, but a 6% annualized rise in first quarter GDP followed by a 7.1% decline in the second quarter resulted in a net contraction in the economy in the first half, and economic data released since have pointed to limited improvement in the third quarter of 2014. In China, the government continued reforms to change the structure of the Chinese economy, accepting a somewhat less rapid growth pace as deleveraging is pursued. Targeted easing measures supported a 7.3% gain in real GDP in the third quarter of 2014, slightly slower than the 7.5% pace in the second quarter of 2014. Elsewhere, emerging markets economic performance have been mixed. Geopolitical concerns have been increasing headwinds in some areas, but lower U.S. yields despite the continuation of the Federal Reserve’s slowing the pace of its quantitative easing program have reduced market pressures.

In the U.S., the NASDAQ and the S&P 500 indices ended the third quarter of 2014 higher compared with the beginning of the quarter and the year, while the Dow Jones Industrial Average was higher year-to-date through September 30, 2014, supported by the relative strength of the U.S. economy. During the quarter ended September 30, 2014, household spending growth was sluggish, but business investment grew more rapidly. Recovery in the housing market has remained slow, hampered by tight mortgage lending conditions. Substantial fiscal consolidation at both the federal, state and local levels in recent years has been far smaller in 2014 than in 2013 and less of a drag on economic growth. On September 17, 2014, the Federal Open Market Committee (“FOMC”) of the Federal Reserve stated that the economy is “expanding at a moderate pace” and that risks to the economic outlook were “nearly balanced,” while “the likelihood of inflation running persistently below 2 percent has diminished somewhat since early this year.” As previously announced, the FOMC ended its quantitative easing program with the final $15 billion reduction in monthly bond purchases in October 2014. At September 30, 2014, the federal funds target rate remained between 0.0% and 0.25%, while the discount rate remained at 0.75%.

In Europe, major equity market indices were generally lower during the third quarter of 2014 compared with the beginning of the quarter and the year, with the exception of the CAC 40 in France which was higher for the year-to-date through September 30, 2014. Euro-area GDP growth stalled in the second quarter of 2014, and to further stimulate economic activity, the European Central Bank lowered its benchmark interest rates to record lows during the third quarter of 2014 and announced asset-backed securities and covered bond purchase programs. At September 30, 2014, the Bank of England’s (“BOE”) benchmark interest rate was 0.5%, which was unchanged from December 31, 2013, and BOE asset purchases remained at £375 billon, also unchanged from December 31, 2013.

Major equity market indices in Asia ended the third quarter of 2014 higher compared with the beginning of the quarter, with the exception of the Hang Seng index in Hong Kong. For the year-to-date through September 30, 2014, major equity market indices in Asia also ended higher except for those in Japan and Hong Kong. Japan’s economy appeared to be struggling to return to growth during the third quarter of 2014 after a significant contraction during the second quarter of 2014. China’s annual rate of economic growth has slowed slightly but remained over 7%, which is strong compared with the rest of the world. Nonetheless, the Chinese economy still faces downward pressure which the government hopes to counteract through targeted measures to boost growth. The Chinese government’s announced reforms reflect its intention to restructure its economy away from reliance on exports and investments and toward more sustainable growth driven by domestic consumption.

Overview of the Quarter and Nine Months Ended September 30, 2014 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $1,693 million on net revenues of $8,907 million during the quarter ended September 30, 2014 (“current quarter”) compared with net income applicable to Morgan Stanley of $906 million on net revenues of $7,956 million during the quarter ended September 30, 2013 (“prior year quarter”).

Net revenues in the current quarter included positive revenues due to the impact of DVA of $215 million compared with negative revenues of $171 million in the prior year quarter. Non-interest expenses increased 1% to $6,687 million in the current quarter compared with $6,591 million in the prior year quarter. Compensation expenses increased 6% to $4,214 million in the current quarter compared with $3,966 million in the prior year quarter. Non-compensation expenses decreased 6% to $2,473 million in the current quarter compared with $2,625 million in the prior year quarter.

Earnings per diluted common share (“diluted EPS”) and diluted EPS from continuing operations were $0.83 and $0.83, respectively, in the current quarter compared with $0.45 and $0.44, respectively, in the prior year quarter.

Excluding the impact of DVA, net revenues were $8,692 million and diluted EPS from continuing operations were $0.76 per share in the current quarter compared with $8,127 million and $0.50 per share, respectively, in the prior year quarter. The presentation of net revenues excluding the impact of DVA is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

For the nine months ended September 30, 2014, the Company recorded net income applicable to Morgan Stanley of $5,097 million on net revenues of $26,511 million, compared with net income applicable to Morgan Stanley of $2,848 million on net revenues of $24,648 million in the prior year period. Non-interest expenses were $19,989 million in the nine months ended September 30, 2014 and $19,888 in the nine months ended September 30, 2013. Diluted EPS and diluted EPS from continuing operations were $2.49 and $2.49, respectively, in the nine months ended September 30, 2014, compared with $1.34 and $1.36, respectively, in the prior year period. The diluted EPS calculation for the nine months ended September 30, 2013 included a negative adjustment of approximately $151 million, or $0.08 per diluted share, related to the purchase of the retail securities joint venture between the Company and Citigroup Inc. (“Citi”) (the “Wealth Management JV”), which was completed in June 2013.

The Company’s effective tax rate from continuing operations was 20.9% and 19.4% for the quarter and nine months ended September 30, 2014, respectively. The results for the quarter and nine months ended September 30, 2014 included a discrete net tax benefit of $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. The results for the nine months ended September 30, 2014 also included a discrete net tax benefit of $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination. Excluding these discrete net tax benefits, the effective tax rate from continuing operations for the quarter and nine months ended September 30, 2014 would have been 31.5% and 32.3%, respectively.

The Company’s effective tax rate from continuing operations was 26.6% and 27.1% for the quarter and nine months ended September 30, 2013, respectively. The results for the quarter and nine months ended September 30, 2013 included a discrete net tax benefit of $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries. The results for the nine months ended September 30, 2013 also included a discrete net tax benefit of $142 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”) and remeasurement of reserves and related interest based on new information regarding the status of certain tax authority examinations. Excluding these discrete net tax benefits, the effective tax rate for the quarter and nine months ended September 30, 2013 would have been 31.9% and 31.6%, respectively. The effective tax rates excluding the discrete net tax benefits for the quarters and nine months ended September 30, 2014 and 2013 are reflective of the geographic mix of earnings.

In September 2014, the Company sold retail property space resulting in a gain of $141 million (Institutional Securities $84 million, Wealth Management $40 million and Investment Management $17 million), which was included within Other revenues on the condensed consolidated statement of income.

Institutional Securities.    Income from continuing operations before taxes was $1,226 million in the current quarter compared with $397 million in the prior year quarter. Net revenues for the current quarter were $4,516 million compared with $3,710 million in the prior year quarter. The results in the current quarter included positive revenues due to the impact of DVA of $215 million compared with negative revenues of $171 million in the prior year quarter. Investment banking revenues for the current quarter increased 35% from the prior year quarter to $1,340 million, reflecting increases principally across equity underwriting and advisory revenues. Equity sales and trading net revenues, excluding the impact of DVA, of $1,784 million increased 4% from the prior year quarter, reflecting strong performance in prime brokerage primarily reflecting higher client balances, partially offset by a decrease in derivatives revenues reflecting an unfavorable volatility environment. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues of $997 million increased 19% from the prior year quarter. The increase primarily reflected revenue increases in foreign exchange driven by a favorable market environment and securitized products, reflecting higher client activity. These increases were partially offset by lower revenues from credit products primarily driven by lower levels of client activity and in commodities, reflecting a challenging trading environment with lower energy prices and the absence of revenues relating to TransMontaigne Inc. which was sold on July 1, 2014 (see also “Global Oil Merchanting Business, CanTerm and TransMontaigne” herein). Non-interest expenses decreased 1% in the current quarter to $3,290 million, primarily due to lower non-compensation expenses.

Wealth Management.    Income from continuing operations before taxes was $806 million in the current quarter compared with $668 million in the prior year quarter. Net revenues were $3,785 million in the current quarter compared with $3,481 million in the prior year quarter. Transactional revenues, consisting of Trading, Commissions and fees and Investment banking decreased 10% from the prior year quarter to $912 million. Investment banking revenues increased 21% from the prior year quarter to $224 million in the current quarter, primarily due to higher levels of underwriting activity in closed-end funds and higher revenues from unit investment trusts and structured products. Trading revenues decreased 42% from the prior year quarter to $185 million in the current quarter, primarily due to losses in the current quarter related to investments associated with certain employee deferred compensation plans compared with gains in the prior year quarter and lower revenues from fixed income trading. Commissions and fees revenues decreased 1% from the prior year quarter to $503 million in the current quarter, primarily due to lower equity activity. Asset management, distribution and administration fees increased 14% from the prior year quarter to $2,158 million in the current quarter, primarily due to higher fee-based revenues, partially offset by lower revenues from referral fees from the bank deposit program. Net interest increased 22% from the prior year quarter to $601 million in the current quarter, primarily due to higher lending balances. Total client asset balances were $2,003 billion and total client liability balances were $48 billion at September 30, 2014. Balances in the bank deposit program were $129 billion at September 30, 2014 which included deposits held by Company-affiliated Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions of $116 billion at September 30, 2014. Client assets in fee-based accounts were $768 billion, or 38% of total client assets at September 30, 2014. Fee-based client asset flows for the current quarter were $6.5 billion compared with $15.0 billion in the prior year quarter. Non-interest expenses were $2,979 million in the current quarter compared with $2,813 million in the prior year quarter.

Investment Management.    Income from continuing operations before taxes was $188 million in the current quarter compared with $300 million in the prior year quarter. Net revenues were $655 million in the current quarter compared with $828 million in the prior year quarter. The decrease in net revenues was primarily related to lower net investment gains and the non-recurrence of an additional allocation of fund income to the Company as general partner, in the prior year quarter, upon exceeding cumulative fund performance thresholds (“carried interest”) in the Company’s Merchant Banking and Real Estate Investing businesses and lower gains from investments in the Company’s deferred compensation plan. Results also reflected lower revenues of $62 million from the prior year quarter, on investments in the Real Estate Investing business driven by the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company in the second quarter of 2014. Non-interest expenses were $467 million in the current quarter compared with $528 million in the prior year quarter, primarily due to lower compensation and benefit expenses.

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

Net Interest.    Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including trading assets and trading liabilities; available for sale securities (“AFS Securities”); securities borrowed or purchased under agreements to resell; securities loaned or sold under agreements to repurchase; loans; deposits; commercial paper and other short-term borrowings; long-term borrowings; trading strategies; customer activity in the Company’s prime brokerage business; and the prevailing level, term structure and volatility of interest rates. Certain Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) and Securities borrowed and Securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest income on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions.

Compensation Expense.

The Company’s compensation and benefits expense includes accruals for base salaries and fixed allowances, formulaic programs, estimated discretionary incentive compensation, amortization of deferred cash and equity awards, changes in fair value of deferred compensation plan referenced investments and other items such as health and welfare benefits. The factors that drive compensation for the Company’s employees vary from quarter to quarter, segment to segment, and within a segment. For certain revenue-producing employees in the Company’s Wealth Management and Investment Management business segments, their compensation is largely paid on the basis of formulaic payouts that link their compensation to revenue. Compensation for certain employees, including revenue-producing employees in the Company’s Institutional Securities business segment, may also include incentive compensation that is determined following the assessment of the Company, business unit and individual performance. Compensation for the Company’s remaining employees is largely fixed in nature (e.g., base salary, benefits, etc.).

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Revenues:
Investment banking	$1,340	$992	$3,908	$3,015
Trading	2,262	1,959	7,226	6,971
Investments	39	337	210	530
Commissions and fees	629	571	1,936	1,829
Asset management, distribution and administration fees	66	72	213	207
Other	225	165	523	477

Total non-interest revenues	4,561	4,096	14,016	13,029

Interest income	859	847	2,498	2,692
Interest expense	904	1,233	3,074	3,545

Net interest	(45)	(386)	(576)	(853)

Net revenues	4,516	3,710	13,440	12,176

Compensation and benefits	1,779	1,617	5,354	5,272
Non-compensation expenses	1,511	1,696	4,484	4,711

Total non-interest expenses	3,290	3,313	9,838	9,983

Income from continuing operations before income taxes	1,226	397	3,602	2,193
Provision for income taxes	88	24	170	410

Income from continuing operations	1,138	373	3,432	1,783

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(9)	(9)	(18)	(67)
Provision for (benefit from) income taxes	(3)	(5)	(7)	(26)

Income (losses) from discontinued operations	(6)	(4)	(11)	(41)

Net income	1,132	369	3,421	1,742
Net income applicable to redeemable noncontrolling interests	—	—	—	1
Net income applicable to nonredeemable noncontrolling interests	41	48	77	234

Net income applicable to Morgan Stanley	$1,091	$321	$3,344	$1,507

Amounts applicable to Morgan Stanley:
Income from continuing operations	$1,097	$325	$3,355	$1,548
Income (losses) from discontinued operations	(6)	(4)	(11)	(41)

Net income applicable to Morgan Stanley	$1,091	$321	$3,344	$1,507

Investment Banking.    Investment banking revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Advisory revenues	$392	$275	$1,146	$859
Underwriting revenues:
Equity underwriting revenues	464	236	1,268	846
Fixed income underwriting revenues	484	481	1,494	1,310

Total underwriting revenues	948	717	2,762	2,156

Total investment banking revenues	$1,340	$992	$3,908	$3,015

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014(1)	2013(1)	2014(1)	2013(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$113	$230	$680	$400
Completed mergers and acquisitions(2)	104	77	416	412
Equity and equity-related offerings(3)	21	10	55	40
Fixed income offerings(4)	62	72	210	222

(1)	Source: Thomson Reuters, data at October 16, 2014. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the quarter ended September 30, 2014 increased 35% from the comparable period in 2013, reflecting increases principally across equity underwriting and advisory revenues. Overall, underwriting revenues of $948 million increased 32% from the quarter ended September 30, 2013. Equity underwriting revenues increased 97% to $464 million in the quarter ended September 30, 2014, reflecting increased activity across all regions and higher initial public offering volume. Fixed income underwriting revenues of $484 million increased 1% from the comparable period in 2013 reflecting a continuing active leverage finance environment. Advisory revenues from merger, acquisition and restructuring transactions (“M&A”) were $392 million in the quarter ended September 30, 2014, an increase of 43% from the comparable period of 2013, reflecting increased levels of completed M&A activity. Industry-wide announced M&A activity for the quarter ended September 30, 2014 increased compared with the quarter ended September 30, 2013, with increases across all regions.

Investment banking revenues for the nine months ended September 30, 2014 increased 30% from the comparable period in 2013, due to higher revenues from equity and fixed income underwriting transactions reflecting higher global equity market volumes and a favorable debt underwriting environment as well as increased advisory revenues resulting from increased M&A activity primarily driven by the Americas and Asia.

Sales and Trading Net Revenues.    Sales and trading net revenues are composed of Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest income

(expenses). See “Business Segments—Net Revenues” herein for information about the composition of the above-referenced components of sales and trading revenues. In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to trading are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 10 to the condensed consolidated financial statements in Item 1 for further information related to gains (losses) on derivative instruments.

Sales and trading net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013(1)	2014	2013(1)
	(dollars in millions)
Trading	$2,262	$1,959	$7,226	$6,971
Commissions and fees	629	571	1,936	1,829
Asset management, distribution and administration fees	66	72	213	207
Net interest	(45)	(386)	(576)	(853)

Total sales and trading net revenues	$2,912	$2,216	$8,799	$8,154

(1)	All prior-period amounts have been recast to conform to the current year’s presentation. For further information, see Note 1 to the condensed consolidated financial statements in Item 1.

Sales and trading net revenues by business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013(1)	2014	2013(1)
	(dollars in millions)
Equity	$1,867	$1,680	$5,448	$5,109
Fixed income and commodities	1,129	694	3,920	3,185
Other(2)	(84)	(158)	(569)	(140)

Total sales and trading net revenues	$2,912	$2,216	$8,799	$8,154

(1)	All prior-period amounts have been recast to conform to the current year’s presentation. For further information, see Note 1 to the condensed consolidated financial statements in Item 1.
(2)	Amounts include net losses associated with costs related to the amount of liquidity held (“negative carry”), net gains (losses) on economic hedges related to the Company’s long-term debt and net gains (losses) from certain loans and lending commitments and related hedges associated with the Company’s lending activities.

The following sales and trading net revenues results exclude the impact of DVA (see footnote 2 in the following table). The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013(1)	2014	2013(1)
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(2)	$2,697	$2,387	$8,371	$8,467
Impact of DVA	215	(171)	428	(313)

Total sales and trading net revenues	$2,912	$2,216	$8,799	$8,154

Equity sales and trading net revenues—non-GAAP(2)	$1,784	$1,710	$5,278	$5,104
Impact of DVA	83	(30)	170	5

Equity sales and trading net revenues	$1,867	$1,680	$5,448	$5,109

Fixed income and commodities sales and trading net revenues—non-GAAP(2)	$997	$835	$3,662	$3,503
Impact of DVA	132	(141)	258	(318)

Fixed income and commodities sales and trading net revenues	$1,129	$694	$3,920	$3,185

(1)	All prior-period amounts have been recast to conform to the current year’s presentation. For further information, see Note 1 to the condensed consolidated financial statements in Item 1.
(2)	Sales and trading net revenues, including equity and fixed income and commodities sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

Sales and Trading Net Revenues in the Quarter Ended September 30, 2014.

Equity.    Equity sales and trading net revenues increased 11% to $1,867 million in the quarter ended September 30, 2014 from the comparable period in 2013. The results in equity sales and trading net revenues included positive revenue due to the impact of DVA of $83 million in the quarter ended September 30, 2014 compared with negative revenue of $30 million in the quarter ended September 30, 2013. Equity sales and trading net revenues, excluding the impact of DVA, increased 4% to $1,784 million in the quarter ended September 30, 2014 from the comparable period in 2013, reflecting strong performance in prime brokerage primarily reflecting higher client balances partially offset by a decrease in derivatives revenues reflecting an unfavorable volatility environment.

Changes in the fair value of net derivative contracts attributable to the changes in counterparties’ and the Company’s credit default swap (“CDS”) spreads and other factors did not have a material impact on equity sales and trading net revenues for the quarters ended September 30, 2014 and 2013.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues increased 63% to $1,129 million in the quarter ended September 30, 2014 from $694 million in the quarter ended September 30, 2013. Results in the quarter ended September 30, 2014 included positive revenue of $132 million due to the impact of DVA compared with negative revenue of $141 million in the quarter ended September 30, 2013. Fixed income and commodities sales and trading net revenues, excluding the impact of DVA, in the quarter ended September 30, 2014 increased 19% over the comparable period in 2013. Fixed income product net revenues, excluding the impact of DVA, increased 53% primarily reflecting revenue increases in foreign exchange driven by a favorable market environment and securitized products, reflecting higher client activity. These increases were partially offset by lower revenues from credit products primarily driven by lower levels of client activity. Commodity net revenues, excluding the impact of DVA, decreased 88% (inclusive of net revenues in the

Company’s global oil merchanting business) primarily reflecting a challenging trading environment with lower energy prices and the absence of revenues relating to TransMontaigne Inc. which was sold on July 1, 2014 (see also “Global Oil Merchanting Business, CanTerm and TransMontaigne” herein).

Changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other factors did not have a material impact on fixed income and commodities sales and trading net revenues for the quarter ended September 30, 2014 compared with gains of $28 million in the quarter ended September 30, 2013. The Company also recorded gains of $65 million in the quarter ended September 30, 2014 related to changes in the fair value of net derivative contracts attributable to the widening of the Company’s CDS spreads and other factors compared with losses of $63 million in the quarter ended September 30, 2013, due to the tightening of such spreads and other factors. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading net revenues discussed above, sales and trading net revenues included other trading revenues, consisting of costs related to negative carry, gains (losses) on economic hedges related to the Company’s long-term borrowings and certain activities associated with the Company’s corporate lending activities.

Other sales and trading recognized negative net revenues of $84 million in the quarter ended September 30, 2014 compared with negative net revenues of $158 million in the quarter ended September 30, 2013, reflecting lower costs related to the Company’s long-term borrowings and higher corporate lending and commitment revenues, partly offset by losses related to investments in the Company’s deferred compensation plans.

Sales and Trading Net Revenues in the Nine Months Ended September 30, 2014.

Equity.    Equity sales and trading net revenues increased 7% to $5,448 million in the nine months ended September 30, 2014 from the comparable period in 2013. The results in equity sales and trading net revenues included positive revenue in the nine months ended September 30, 2014 of $170 million due to the impact of DVA compared with positive revenue of approximately $5 million in the nine months ended September 30, 2013. Equity sales and trading net revenues, excluding the impact of DVA, in the nine months ended September 30, 2014 increased 3% over the comparable period in 2013, primarily due to higher revenues in the prime brokerage business partially offset by lower revenues in derivatives.

Changes in the fair value of net derivative contracts attributable to the changes in counterparties’ and the Company’s CDS spreads and other factors did not have a material impact on equity sales and trading net revenues for the nine months ended September 30, 2014 and 2013.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues increased 23% to $3,920 million in the nine months ended September 30, 2014 from the comparable period in 2013. Results in the nine months ended September 30, 2014 included positive revenue of $258 million due to the impact of DVA, compared with negative revenue of $318 million in the nine months ended September 30, 2013. Fixed income and commodities sales and trading net revenues, excluding the impact of DVA, in the nine months ended September 30, 2014 increased 5% over the comparable period in 2013 as higher commodity net revenues were partially offset by lower fixed income product results. Fixed income product net revenues, excluding the impact of DVA, decreased 4% primarily related to declines in foreign exchange and credit products on lower levels of volatility partially offset by higher results in interest rate and securitized products. In the nine months ended September 30, 2014, Commodity net revenues, excluding the impact of DVA, increased 55% (inclusive of increased net revenues from the Company’s global oil merchanting business and TransMontaigne Inc.) primarily reflecting broad based strength across energy products, driven by increased client demand and extreme weather in the northeast U.S. early in the year (see “Global Oil Merchanting Business, CanTerm and TransMontaigne” herein).

In the nine months ended September 30, 2014, fixed income and commodities sales and trading net revenues reflected gains of $48 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other factors compared with gains of $90 million in the nine months ended September 30, 2013. The Company also recorded losses of $30 million in the nine months ended September 30, 2014 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other factors compared with losses of $10 million in the nine months ended September 30, 2013. The gains and losses on CDS spreads and other factors include gains and losses on related hedging instruments.

Other.    In the nine months ended September 30, 2014, other sales and trading recognized negative net revenues of $569 million compared with negative net revenues of $140 million in the nine months ended September 30, 2013. Results in both periods included losses related to negative carry and losses on economic hedges and other costs related to the Company’s long-term borrowings. Results in both periods also included net revenues from corporate loans and lending commitments, which were $191 million and $348 million in the nine months ended September 30, 2014 and 2013, respectively.

Investments.    Net investment gains of $39 million and $210 million were recognized in the quarter and nine months ended September 30, 2014, respectively, compared with net investment gains of $337 million and $530 million in the quarter and nine months ended September 30, 2013, respectively. The results in all periods primarily included mark-to-market gains on principal investments and net gains from investments associated with the Company’s deferred compensation and co-investment plans. Results from the prior year periods also included an increase in the fair value of an investment in an insurance broker as a result of its anticipated disposition which occurred in October 2013.

Other.    Other revenues of $225 million and $523 million were recognized in the quarter and nine months ended September 30, 2014, respectively, compared with other revenues of $165 million and $477 million in the quarter and nine months ended September 30, 2013, respectively. The results in the quarter and nine months ended September 30, 2014, primarily included income of $55 million and $146 million, respectively, arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd., compared with income of $188 million and $487 million, in the quarter and nine months ended September 30, 2013, respectively (see Note 19 to the condensed consolidated financial statements in Item 1). For the quarter and nine months ended September 30, 2014, Other revenues also included a $101 million gain on sale of the Company’s ownership stake in TransMontaigne Inc. (see “Global Oil Merchanting Business, CanTerm and TransMontaigne” herein), and a gain on sale of a retail property space of $84 million.

Non-interest Expenses.    Non-interest expenses decreased by 1% for both the quarter and nine months ended September 30, 2014, respectively, compared with the prior year periods. The decrease in both periods was primarily due to lower non-compensation expenses. Compensation and benefits expenses increased by 10% and 2% in the quarter and nine months ended September 30, 2014, respectively, compared with the prior year periods. The increase for the quarter ended September 30, 2014 was primarily due to higher estimated discretionary incentive-based compensation and an increase in base salaries and fixed allowances, partially offset by a decrease in the fair value of deferred compensation plan referenced investments. The increase for the nine months ended September 30, 2014 was primarily due to an increase in base salaries and fixed allowances, partially offset by lower severance expenses. Non-compensation expenses decreased 11% and 5% for the quarter and nine months ended September 30, 2014, respectively, compared with the prior year periods. The decrease in both periods was primarily due to lower litigation expenses, partially offset by higher professional services expenses.

Discontinued Operations.

For a discussion about discontinued operations, see Note 1 to the condensed consolidated financial statements in Item 1.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to Mitsubishi UFJ Financial Group, Inc.’s interest in Morgan Stanley MUFG Securities Co., Ltd. (see Note 19 to the condensed consolidated financial statements in Item 1).

Global Oil Merchanting Business, CanTerm and TransMontaigne.

On December 20, 2013, the Company and a subsidiary of Rosneft Oil Company (“Rosneft”) entered into a Purchase Agreement pursuant to which the Company would sell the global oil merchanting unit of its commodities division (the “global oil merchanting business”) to Rosneft. In the current environment there can be no assurance that the transaction will close, particularly in light of the existing contractual requirement that all necessary approvals be received by December 20, 2014, when the Purchase Agreement will expire. The Company continues to operate the global oil merchanting business in the ordinary course, and should the transaction not close, the Company would consider a variety of options that take into account the interests of the Company’s shareholders, clients and employees. For the foregoing reasons, the global oil merchanting business is no longer classified as held for sale.

On March 27, 2014, the Company completed the sale of Canterm Canadian Terminals Inc. (“CanTerm”), a public storage terminal operator for refined products with two distribution terminals in Canada. Due to a change in the Company’s expected level of continuing involvement with CanTerm, it is no longer considered to be a discontinued operation, and as such, the results of CanTerm are reported as a component of continuing operations within the Institutional Securities business segment for all periods presented.

On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc., a U.S.-based oil storage, marketing and transportation company, as well as related physical inventory and the assumption of the Company’s obligations under certain terminal storage contracts, to NGL Energy Partners LP. The gain on sale, which was included in continuing operations, was approximately $101 million for the quarter and nine months ended September 30, 2014.

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Revenues:
Investment banking	$224	$185	$618	$717
Trading	185	317	727	838
Investments	2	4	8	9
Commissions and fees	503	507	1,554	1,633
Asset management, distribution and administration fees	2,158	1,900	6,243	5,654
Other	112	75	254	279

Total non-interest revenues	3,184	2,988	9,404	9,130

Interest income	649	532	1,846	1,531
Interest expense	48	39	128	179

Net interest	601	493	1,718	1,352

Net revenues	3,785	3,481	11,122	10,482

Compensation and benefits	2,182	2,017	6,537	6,124
Non-compensation expenses	797	796	2,321	2,438

Total non-interest expenses	2,979	2,813	8,858	8,562

Income from continuing operations before income taxes	806	668	2,264	1,920
Provision for income taxes	324	238	888	687

Income from continuing operations	482	430	1,376	1,233

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	—	(1)
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations	—	—	—	(1)

Net income	482	430	1,376	1,232
Net income applicable to redeemable noncontrolling interests	—	—	—	221

Net income applicable to Morgan Stanley	$482	$430	$1,376	$1,011

Amounts applicable to Morgan Stanley:
Income from continuing operations	$482	$430	$1,376	$1,012
Income (loss) from discontinued operations	—	—	—	(1)

Net income applicable to Morgan Stanley	$482	$430	$1,376	$1,011

Statistical Data (dollars in billions, except where noted).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Annualized revenues per representative (dollars in thousands)(1)	$932	$848	$908	$854
Fee-based asset flows(2)	$6.5	$15.0	$38.0	$40.3
Client assets	$2,003	$1,825	$2,003	$1,825
Fee-based client assets(3)	$768	$652	$768	$652
Fee-based client assets as a percentage of total client assets(3)	38%	36%	38%	36%
Client assets per representative (dollars in millions)(4)	$124	$110	$124	$110

	At September 30, 2014	At December 31, 2013
Client liabilities	$48	$39
Bank deposit program(5)	$129	$134
Wealth Management U.S. Bank data(6):
AFS Securities portfolio	$52.5	$53.4
Wealth Management representatives	16,162	16,456
Retail locations	631	649

(1)	Annualized revenues per representative for the quarter ended September 30, 2014 and 2013 equal the Wealth Management business segment’s annualized revenues divided by the average representative headcount for the quarter ended September 30, 2014 and 2013, respectively.
(2)	Fee-based asset flows include dividends, interest and client fees and exclude cash management related activity.
(3)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(4)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(5)	Balances in the bank deposit program included deposits held by the Company’s U.S. bank operating subsidiaries (MSBNA and MSPBNA) of $116 billion and $104 billion at September 30, 2014 and December 31, 2013, respectively, with the remainder held at Citi-affiliated FDIC insured depositories. See Note 3 to the condensed consolidated financial statements in Item 1 for further discussion of the Company’s customer deposits held by Citi.
(6)	Wealth Management U.S. Bank refers to the Company’s U.S. bank operating subsidiaries MSBNA and MSPBNA.

Wealth Management JV.    On June 28, 2013, the Company completed the purchase of the remaining 35% stake in the Wealth Management JV for $4.725 billion. As the 100% owner of the Wealth Management JV, the Company retains all of the related net income previously applicable to the noncontrolling interests in the Wealth Management JV, and benefits from the termination of certain related debt and operating agreements with the Wealth Management JV partner.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter and nine months ended September 30, 2014, $5 billion and $14 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At September 30, 2014, approximately $13 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

For further information, see Note 3 to the condensed consolidated financial statements in Item 1.

Net Revenues.    The Wealth Management business segment’s net revenues are comprised of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees, and referral fees related to the bank deposit program. Net interest income includes interest related to the bank deposit program, interest on AFS Securities, interest on lending activities and other net interest. Other revenues include revenues from AFS Securities, customer account services fees, other miscellaneous revenues and revenues from Investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Net revenues:
Transactional	$912	$1,009	$2,899	$3,188
Asset management	2,158	1,900	6,243	5,654
Net interest	601	493	1,718	1,352
Other	114	79	262	288

Net revenues	$3,785	$3,481	$11,122	$10,482

Transactional.

Investment Banking.    Investment banking revenues increased 21% to $224 million in the quarter ended September 30, 2014 from the comparable period of 2013, primarily due to higher levels of underwriting activity in closed-end funds and higher revenues from unit investment trusts and structured products. Investment banking revenues decreased 14% to $618 million in the nine months ended September 30, 2014 from the comparable period of 2013, primarily due to lower levels of underwriting activity in closed-end funds, partially offset by higher revenues from unit investment trusts.

Trading.    Trading revenues decreased 42% to $185 million in the quarter ended September 30, 2014 from the comparable period of 2013, primarily due to losses in the current quarter related to investments associated with certain employee deferred compensation plans compared with gains in the prior year quarter and lower revenues from fixed income trading. Trading revenues decreased 13% to $727 million in the nine months ended September 30, 2014 from the comparable period of 2013, primarily due to lower gains related to investments associated with certain employee deferred compensation plans and lower revenues from fixed income trading.

Commissions and Fees.    Commissions and fees revenues decreased 1% to $503 million in the quarter ended September 30, 2014 from the comparable period of 2013, and decreased 5% to $1,554 million in the nine months ended September 30, 2014 from the comparable period of 2013, primarily due to lower equity activity. The decrease in the nine months ended September 30, 2014 was also due to lower insurance and mutual fund activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 14% to $2,158 million in the quarter ended September 30, 2014 from the comparable period of 2013, and increased 10% to $6,243 million in the nine months ended September 30, 2014 from the comparable period of 2013, primarily due to higher fee-based revenues, partially offset by lower revenues from referral fees from the bank deposit program. The referral fees for deposits placed with Citi-affiliated depository institutions declined to $17 million in the quarter ended September 30, 2014 from $47 million in the quarter ended September 30, 2013. The referral fees for deposits placed with Citi-affiliated depository institutions declined to $68 million in the nine months ended September 30, 2014 from $203 million in the nine months ended September 30, 2013. The decline in both periods partly reflected the ongoing transfer of deposits to the Company from Citi.

Balances in the bank deposit program were $129 billion at September 30, 2014 and $134 billion at December 31, 2013, which included deposits held by the Company’s U.S. bank operating subsidiaries (MSBNA and MSPBNA) of $116 billion at September 30, 2014 and $104 billion at December 31, 2013.

Client assets in fee-based accounts increased to $768 billion and represented 38% of total client assets at September 30, 2014 compared with $652 billion and 36% at September 30, 2013, respectively. Total client asset balances increased to $2,003 billion at September 30, 2014 from $1,825 billion at September 30, 2013, primarily due to the impact of market appreciation and favorable flows. Fee-based client asset flows for the quarter ended September 30, 2014 were $6.5 billion compared with $15.0 billion in the quarter ended September 30, 2013.

Net Interest.

Net interest increased 22% to $601 million in the quarter ended September 30, 2014 from the comparable period of 2013 and increased 27% to $1,718 million in the nine months ended September 30, 2014 from the comparable period of 2013, primarily due to higher lending balances. Total client liability balances increased to $48 billion at September 30, 2014 from $39 billion at December 31, 2013, primarily due to higher growth from Portfolio Loan Account (“PLA”) securities-based lending products and residential mortgage loans. The loans and lending commitments in the Company’s Wealth Management business segment have grown in the quarter and nine months ended September 30, 2014, and the Company expects this trend to continue. See “Other Matters—U.S. Banks Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Lending Activities” in Item 3.

Other.

Other revenues were $112 million and $254 million in the quarter and nine months ended September 30, 2014, respectively, compared with $75 million and $279 million in the comparable periods of 2013. The quarter and nine months ended September 30, 2014 included a $40 million gain on sale of a retail property space. The decrease in the nine months ended September 30, 2014 primarily reflected a gain on sale of the global stock plan business in the prior year period and lower AFS Securities portfolio gains and other fees.

Non-interest Expenses.

Non-interest expenses increased 6% and 3% in the quarter and nine months ended September 30, 2014, respectively, from the comparable periods of 2013. Compensation and benefits expenses increased 8% and 7% in the quarter and nine months ended September 30, 2014, respectively, from the comparable periods of 2013, primarily due to a higher formulaic payout to Wealth Management representatives linked to higher net revenues, partially offset by a decrease in the fair value of deferred compensation plan referenced investments. Non-compensation expenses were essentially unchanged from the prior year and decreased 5% in the nine months ended September 30, 2014 from the comparable period of 2013. The quarter and nine months ended September 30, 2014 reflected a provision related to a recission offer, see “Other Matters—Prospectus Delivery” herein, which was offset by the absence of costs incurred in the prior year periods in conjunction with the purchase of the remaining interest in the Wealth Management JV. Other expenses decreased 5% and 11% in the quarter and nine months ended September 30, 2014, respectively, from the comparable periods of 2013, primarily due to lower amortization expense and a lower FDIC assessment on deposits partially offset by costs related to a recission offer noted above. The decrease in the nine months ended September 30, 2014 was also due to a $14 million insurance recovery in the prior quarter. Information processing and communication expenses decreased 1% and 12% in the quarter and nine months ended September 30, 2014, respectively, from the comparable periods of 2013, primarily due to lower technology infrastructure costs.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Revenues:
Investment banking	$—	$1	$5	$7
Trading	4	(21)	(22)	26
Investments	97	387	506	715
Asset management, distribution and administration fees	519	450	1,510	1,378
Other	37	11	103	25

Total non-interest revenues	657	828	2,102	2,151

Interest income	—	2	2	7
Interest expense	2	2	17	12

Net interest	(2)	—	(15)	(5)

Net revenues	655	828	2,087	2,146

Compensation and benefits	253	332	829	888
Non-compensation expenses	214	196	602	611

Total non-interest expenses	467	528	1,431	1,499

Income from continuing operations before income taxes	188	300	656	647
Provision for income taxes	51	101	205	191

Income from continuing operations	137	199	451	456

Discontinued operations:
Income from discontinued operations before income taxes	1	8	7	9
Provision for income taxes	—	—	2	—

Income from discontinued operations	1	8	5	9

Net income	138	207	456	465
Net income applicable to nonredeemable noncontrolling interests	18	64	79	136

Net income applicable to Morgan Stanley	$120	$143	$377	$329

Amounts applicable to Morgan Stanley:
Income from continuing operations	$119	$135	$372	$320
Income from discontinued operations	1	8	5	9

Net income applicable to Morgan Stanley	$120	$143	$377	$329

Statistical Data.

The Investment Management business segment’s period-end and average assets under management or supervision were as follows:

	At September 30,		Average for the Three Months Ended September 30,		Average for the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$143	$133	$148	$129	$145	$128
Fixed income	65	58	64	58	62	61
Liquidity	126	110	122	108	117	103
Alternatives(1)	35	30	35	29	34	28

Total Traditional Asset Management	369	331	369	324	358	320

Real Estate Investing	20	20	20	20	21	20

Merchant Banking	9	9	9	9	8	9

Total assets under management or supervision	$398	$360	$398	$353	$387	$349

Share of minority stake assets(2)	$7	$6	$7	$6	$7	$6

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(2)	Amounts represent the Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Investment Management business segment’s assets under management or supervision during the quarters and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in billions)
Balance at beginning of period	$396	$347	$373	$338
Net flows by asset class:
Traditional Asset Management:
Equity	(3)	—	1	—
Fixed income	5	(3)	4	(3)
Liquidity	5	4	14	10
Alternatives(1)	—	1	3	2

Total Traditional Asset Management	7	2	22	9

Real Estate Investing	—	—	(2)	(1)

Merchant Banking	1	—	2	1

Total net flows	8	2	22	9
Net market appreciation (depreciation)	(6)	11	3	13

Total net increase	2	13	25	22

Balance at end of period	$398	$360	$398	$360

(1)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.

Trading.    The Company recognized a gain of $4 million and a loss of $22 million in the quarter and nine months ended September 30, 2014, respectively, compared with a loss of $21 million and a gain of $26 million in the comparable periods of 2013. Trading results in the quarter ended September 30, 2014 primarily reflected gains on hedges on certain investments. Trading results in the nine months ended September 30, 2014 primarily reflected losses related to certain consolidated real estate funds sponsored by the Company. Trading results in the prior year quarter primarily reflected losses related to certain consolidated real estate funds sponsored by the Company, as well as losses on hedges on certain investments, and trading results in the nine months ended September 30, 2013 primarily reflected gains related to certain consolidated real estate funds sponsored by the Company.

Investments.    The Company recorded net investment gains of $97 million and $506 million in the quarter and nine months ended September 30, 2014, respectively, compared with gains of $387 million and $715 million in the comparable periods of 2013. The decrease in the quarter and nine months ended September 30, 2014 primarily related to lower net investment gains and the non-recurrence of carried interest in the Company’s Merchant Banking and Real Estate Investing businesses and lower gains from investments in the Company’s deferred compensation plan. Results also reflected lower revenues of $62 million from the prior year quarter, on investments in the Real Estate Investing business driven by the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company in the second quarter of 2014.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 15% to $519 million and increased 10% to $1,510 million in the quarter and nine months ended September 30, 2014, respectively. The increase primarily reflected higher management and administration revenues, as a result of higher average assets under management.

The Company’s assets under management increased $38 billion from $360 billion at September 30, 2013 to $398 billion at September 30, 2014, reflecting positive net flows and market appreciation. The Company recorded net inflows of $8 billion and $22 billion in the quarter and nine months ended September 30, 2014, respectively, reflecting net customer inflows in liquidity, fixed income and alternatives funds. The inflows in the quarter ended September 30, 2014 were partially offset by net customer outflows in equity funds. The Company recorded net customer inflows of $2 billion and $9 billion in the quarter and nine months ended September 30, 2013, respectively, primarily reflecting net customer inflows in liquidity funds, partially offset by net customer outflows in fixed income funds.

Other.    Other revenues were $37 million and $103 million in the quarter and nine months ended September 30, 2014, respectively, as compared with $11 million and $25 million in the comparable periods of 2013. The results in the quarter and nine months ended September 30, 2014 included a $17 million gain on sale of a retail property space and higher revenues associated with the Company’s minority investment in certain third party investment managers.

Non-interest Expenses.    Non-interest expenses were $467 million and $1,431 million in the quarter and nine months ended September 30, 2014, respectively, as compared with $528 million and $1,499 million in the comparable periods of 2013, primarily due to lower compensation and benefit expenses. Compensation and benefits expenses decreased 24% and 7% in the quarter and nine months ended September 30, 2014, respectively, principally due to a decrease in the fair value of deferred compensation plan referenced investments in the Merchant Banking and Real Estate Investing businesses. Non-compensation expenses increased 9% and decreased 1% in the quarter and nine months ended September 30, 2014, respectively. The increase was primarily due to an additional legal settlement recorded in the quarter ended September 30, 2014. The decrease in the nine months ended September 30, 2014 was primarily due to the result of lower consumption taxes in the European Union and a favorable legal settlement.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains associated with these consolidated funds were $17 million and $94 million in the quarter and nine months ended September 30, 2014, respectively, compared with gains of $81 million and $122 million in the quarter and nine months ended September 30, 2013, respectively. Nonredeemable noncontrolling interests decreased in the quarter and nine months ended September 30, 2014 primarily due to the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company in the second quarter of 2014.

Accounting Development Updates.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting update that provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and the related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The guidance is effective for the Company beginning January 1, 2017. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity.

In August 2014, the FASB issued an accounting update that clarifies the measurement upon initial consolidation and subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity, when the reporting entity has determined that it is the primary beneficiary of the collateralized financing entity. This guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.

In June 2014, the FASB issued an accounting update clarifying that entities should treat performance targets that could be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date) for an award where transfer to the employee is contingent upon satisfaction of the performance target until it becomes probable that the performance target will be met. The guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Revenue from Contracts with Customers.

In May 2014, the FASB issued an accounting update to clarify the principles of revenue recognition, to develop a common revenue recognition standard across all industries for U.S. GAAP and International Financial Reporting Standards, and to provide enhanced disclosures for users of the financial statements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company beginning January 1, 2017. The Company is currently evaluating the potential impact of adopting this accounting standard update.

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

Other Matters.

Prospectus Delivery.

Subsequent to the release of the Company’s earnings on October 17, 2014, the Company increased other expenses for the quarter and nine months ended September 30, 2014 by $30 million (reported within non-compensation expenses in the Wealth Management business segment) for an additional accrual related to a rescission offer to Wealth Management clients who may not have received a prospectus for certain securities transactions, for which delivery of a prospectus was required. The additional expense, in excess of the Company’s initial third quarter estimate of $20 million, reflected an increased level of rescission offer acceptances during October 2014. This increase in expense reduced diluted EPS and diluted EPS from continuing operations by $0.01 in the quarter and nine months ended September 30, 2014. The additional accrual was considered to be a recognizable subsequent event requiring adjustment to the September 30, 2014 condensed consolidated financial statements under U.S. GAAP.

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

The Company’s Return on Equity goal and its related strategies are forward-looking statements that may be materially affected by many factors including, among other things: macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; and litigation expenses. Given the uncertainties surrounding these and other factors, there are significant risks that the Company’s Return on Equity goal may not be realized, and actual results may differ from the goal and the differences may be material and adverse. Accordingly, the Company cautions that undue reliance is not to be placed on any of these forward-looking statements. See “Forward-Looking Statements” immediately preceding Part I, Item 1, and “Risk Factors” in Part I, Item 1A of the Company’s 2013 Form 10-K for additional information regarding these forward-looking statements. The Return on Equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance.

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

The following table presents the Company’s U.S. Banks’ lending activities included in the condensed consolidated statements of financial condition:

	At September 30, 2014	At December 31, 2013
	(dollars in billions)
Institutional Securities U.S. Bank data(1):
Total corporate funded loans	$9.4	$8.8
Total other funded loans(2)	12.6	4.1
Wealth Management U.S. Bank data(3):
Securities-based lending and other loans	$20.3	$14.7
Residential real estate loans	14.3	10.1

(1)	Institutional Securities U.S. Bank refers to the Company’s U.S. bank operating subsidiary, MSBNA.
(2)	In addition to primary corporate lending activity, the Institutional Securities business segment engages in other lending activities. These activities include corporate loans purchased in the secondary market, commercial mortgage lending, asset-backed lending and financing extended to Institutional equities customers.
(3)	Wealth Management U.S. Bank refers to the Company’s U.S. bank operating subsidiaries, MSBNA and MSPBNA.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 3. Also see Notes 8 and 11 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s loans and lending commitments, respectively.

Available for Sale Securities.

During the quarters ended September 30, 2014 and 2013, the Company reported net unrealized gains (losses) of $(102) million and $33 million, net of tax, respectively, on its AFS Securities portfolio. During the nine months ended September 30, 2014 and 2013, the Company reported net unrealized gains (losses) of $134 million and $(336) million, net of tax, respectively. Unrealized gains (losses) in the AFS Securities portfolio are included in Accumulated other comprehensive income (loss) for all periods presented. The unrealized gains and losses for the quarter and nine months ended September 30, 2014 and 2013 were primarily due to changes in interest rates.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at September 30, 2014 and December 31, 2013 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At September 30, 2014 and December 31, 2013, the condensed consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $0.3 billion and $2.2 billion, respectively, including noncontrolling interests of approximately $0.2 billion and $1.8 billion, respectively, for a net amount of approximately $21 million and $451 million, respectively. The decrease was driven by the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company. The deconsolidation was due to the Volcker Rule becoming effective on April 1, 2014, combined with an earlier expiration of a credit facility that was not renewed by the Company. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.3 billion at September 30, 2014.

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

Income Tax Matters.

The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2014 included a discrete net tax benefit of $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. Additionally, the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2014 included a discrete net tax benefit of $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination.

New York State corporate tax reform (the “tax reform”) was signed into law on March 31, 2014. The tax reform, which is effective for tax years beginning on or after January 1, 2015, merges the existing bank franchise tax into a substantially amended general corporation franchise tax and adopts customer based single receipts factor for all New York taxpayers. The tax reform mainly impacted the Company’s banking subsidiaries and did not have a material impact on the Company’s 2014 annual effective tax rate and condensed consolidated statements of income for the quarter and nine months ended September 30, 2014.

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

It is likely that in the remainder of 2014 and in subsequent years, there will continue to be further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period. See also “Business—Supervision and Regulation” in Part I, Item 1 of the 2013 Form 10-K and “Liquidity and Capital Resources—Regulatory Requirements” herein.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the condensed consolidated financial statements in Item 1). The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements in Item 8 of the 2013 Form 10-K and Note 2 to the condensed consolidated financial statements in Item 1), the following policies involve a higher degree of judgment and complexity.

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

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the consolidated financial statements in Item 8 of the 2013 Form 10-K and Note 4 to the condensed consolidated financial statements in Item 1.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At September 30, 2014, certain of the Company’s assets were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, intangible assets and other assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

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

See Note 2 to the consolidated financial statements in Item 8 of the 2013 Form 10-K for additional information regarding the Company’s valuation policies, processes and procedures.

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

See Notes 2 and 4 to the condensed consolidated financial statements in Item 1 and Notes 2, 4 and 9 to the consolidated financial statements in Item 8 of the 2013 Form 10-K for additional information about goodwill and intangible assets.

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

See Note 2 to the consolidated financial statements in Item 8 of the 2013 Form 10-K for additional information on the Company’s significant assumptions, judgments and interpretations associated with the accounting for income taxes and Note 17 to the condensed consolidated financial statements in Item 1 for additional information on the Company’s tax examinations.

Liquidity and Capital Resources.

The Company’s senior management establishes liquidity and capital policies. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. The Company’s Treasury Department, Firm Risk Committee, Asset and Liability Management Committee and other committees and control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its condensed consolidated statements of financial condition, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board’s Risk Committee.

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

The tables below summarize total assets for the Company’s business segments at September 30, 2014 and December 31, 2013:

	At September 30, 2014
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$31,119	$24,332	$375	$55,826
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	42,713	2,393	—	45,106
Trading assets	247,712	1,409	3,361	252,482
AFS Securities	10,986	52,561	—	63,547
Securities received as collateral(2)	16,694	—	—	16,694
Federal funds sold and securities purchased under agreements to resell(2)	87,991	11,003	—	98,994
Securities borrowed(2)	139,856	447	—	140,303
Customer and other receivables(2)	33,486	20,713	640	54,839
Loans:
Held for investment, net of allowance	16,836	34,629	—	51,465
Held for sale	6,653	91	—	6,744
Other assets(3)	17,240	10,007	1,264	28,511

Total assets(4)	$651,286	$157,585	$5,640	$814,511

	At December 31, 2013
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$30,169	$28,967	$747	$59,883
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	36,422	2,781	—	39,203
Trading assets	273,959	2,104	4,681	280,744
AFS Securities	—	53,430	—	53,430
Securities received as collateral(2)	20,508	—	—	20,508
Federal funds sold and securities purchased under agreements to resell(2)	106,812	11,318	—	118,130
Securities borrowed(2)	129,366	341	—	129,707
Customer and other receivables(2)	33,927	22,493	684	57,104
Loans:
Held for investment	11,661	24,884	—	36,545
Held for sale	6,229	100	—	6,329
Other assets(3)	19,543	10,293	1,283	31,119

Total assets(4)	$668,596	$156,711	$7,395	$832,702

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(4)	Total assets include Global Liquidity Reserves of $190 billion and $202 billion at September 30, 2014 and December 31, 2013, respectively. On April 1, 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets decreased to $815 billion at September 30, 2014 from $833 billion at December 31, 2013. The decrease in total assets was primarily due to a decrease in Trading assets, primarily due to reductions in U.S. government and agency securities, and Federal funds sold and securities purchased under agreements to resell, partially offset by an increase in loans and securities borrowed.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At September 30, 2014, securities financing assets and liabilities were $340 billion and $310 billion, respectively. At December 31, 2013, securities financing assets and liabilities were $352 billion and $353 billion, respectively. Securities financing transactions include cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, securities borrowed and loaned transactions, securities received as collateral and obligation to return securities received, and customer and other receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements in Item 8 of the 2013 Form 10-K and Note 6 to the condensed consolidated financial statements in Item 1). Securities sold under agreements to repurchase and Securities loaned were $111 billion at September 30, 2014 and averaged $128 billion and $148 billion during the quarter and nine months ended September 30, 2014, respectively. Securities sold under agreements to repurchase and Securities loaned period-end balance was lower than the average balances during the quarter and nine months ended September 30, 2014 as the Company’s assets decreased. Securities purchased under agreements to resell and Securities borrowed were $239 billion at September 30, 2014 and averaged $260 billion during the quarter and nine months ended September 30, 2014. Securities purchased under agreements to resell and Securities borrowed period-end balance was lower than the average balances during the quarter and nine months ended September 30, 2014 as the Company’s assets and requirements for collateral decreased.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $17 billion and $21 billion at September 30, 2014 and December 31, 2013, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

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

At September 30, 2014, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

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

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

	At September 30, 2014	At December 31, 2013
	(dollars in billions)
Cash deposits with banks	$22	$18
Cash deposits with central banks	29	36
Unencumbered highly liquid securities:
U.S. government obligations	69	84
U.S. agency and agency mortgage-backed securities	27	23
Non-U.S. sovereign obligations(1)	24	23
Investments in money market funds	1	1
Other investment grade securities	18	17

Global Liquidity Reserve	$190	$202

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

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

Global Liquidity Reserve Held by Bank and Non-Bank Legal Entities.

The table below summarizes the Global Liquidity Reserve held by bank and non-bank legal entities:

			Average Balance(1)
	At September 30, 2014	At December 31, 2013	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
	(dollars in billions)
Bank legal entities:
Domestic	$80	$85	$82	$70
Foreign	6	4	5	5

Total Bank legal entities	86	89	87	75

Non-Bank legal entities:
Domestic(2)	73	80	76	83
Foreign	31	33	33	34

Total Non-Bank legal entities	104	113	109	117

Total	$190	$202	$196	$192

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent held $56 billion and $58 billion at September 30, 2014 and December 31, 2013, respectively, which averaged $56 billion during the nine months ended September 30, 2014 and averaged $63 billion during 2013.

Basel Liquidity Framework.

The Basel Committee has developed two standards intended for use in liquidity risk supervision: the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”). The LCR was developed to ensure banking organizations have sufficient high-quality liquid assets to cover net cash outflows arising from significant stress over 30 calendar days. This standard’s objective is to promote the short-term resilience of the liquidity risk profile of banking organizations.

In September 2014, the U.S. banking regulators issued a final rule to implement the LCR in the United States (“U.S. LCR”). The U.S. LCR applies to the Company and the Company’s U.S. Banks. The U.S. LCR is more stringent in certain respects than the Basel Committee’s version of the LCR as it includes a generally narrower definition of debt and equity securities that qualify as high-quality liquid assets, different methodologies and assumptions for calculating net cash outflows during the 30-day stress period, a maturity mismatch add-on, and a shorter, two-year phase-in period that ends on December 31, 2016. Additionally, under the U.S. LCR, a banking organization must submit a liquidity compliance plan to its primary federal banking agency if it fails to maintain the minimum U.S. LCR requirement for three consecutive business days. Beginning on January 1, 2015 the Company and the Company’s U.S. Banks will be required to maintain a minimum U.S. LCR of 80%. This minimum requirement will increase to 90% beginning on January 1, 2016, and will be fully phased in at 100%

beginning on January 1, 2017. The Company and the Company’s U.S. Banks must calculate their respective LCR on a monthly basis during the period between January 1, 2015 and June 30, 2015, and on each business day starting on July 1, 2015. The Company is evaluating the U.S. LCR and its potential impact on the Company’s current liquidity and funding requirements, but is compliant with the U.S. LCR based on current estimates and interpretation.

The NSFR is defined as the ratio of the amount of available stable funding to the amount of required stable funding. The standard’s objective is to reduce funding risk over a one year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress. In October 2014, the Basel Committee finalized revisions to the original December 2010 version of the NSFR. The U.S. banking regulators may issue a proposal to implement the NSFR in the U.S. The Company is evaluating the NSFR and its potential impact on the Company’s current liquidity and funding requirements.

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

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as government-issued or government-guaranteed securities with a high degree of fundability, and less liquid assets as those that do not meet the criteria. At September 30, 2014, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains spare capacity, or term secured funding liabilities in excess of less liquid inventory, as an additional risk mitigant to replace maturing trades in the event that secured financing markets or the Company’s ability to access them become limited. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

Unsecured Financing.    The Company views long-term debt and deposits as stable sources of funding. Unencumbered securities and non-security assets are financed with a combination of long-term and short-term debt and deposits. The Company’s unsecured financings include structured borrowings, whose payments and redemption values are based on the performance of certain underlying assets, including equity, credit, foreign exchange, interest rates and commodities. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate and structured borrowings risk profile (see Note 12 to the consolidated financial statements in Item 8 of the 2013 Form 10-K).

Short-Term Borrowings.    The Company’s unsecured short-term borrowings consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At September 30, 2014	At December 31, 2013
	(dollars in millions)
Commercial paper	$—	$8
Other short-term borrowings	1,760	2,134

Total	$1,760	$2,142

Deposits.    The Company’s bank subsidiaries’ funding sources include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in the Company’s U.S. Banks are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics. Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter and nine months ended September 30, 2014, $5 billion and $14 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At September 30, 2014, approximately $13 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015 (see Note 3 to the condensed consolidated financial statements in Item 1).

Deposits were as follows:

	At September 30, 2014(1)	At December 31, 2013(1)
	(dollars in millions)
Savings and demand deposits	$122,503	$109,908
Time deposits(2)	1,879	2,471

Total(3)	$124,382	$112,379

(1)	Total deposits subject to FDIC insurance at September 30, 2014 and December 31, 2013 were $93 billion and $84 billion, respectively.
(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the condensed consolidated financial statements in Item 1).
(3)	At September 30, 2014 and December 31, 2013, approximately $116 billion and $104 billion, respectively, were attributed to the Wealth Management business segment. These total deposits exclude deposits held by Citi relating to the Company’s customer accounts.

Senior Indebtedness.    At September 30, 2014 and December 31, 2013, the aggregate outstanding carrying amount of the Company’s senior indebtedness (including guaranteed obligations of the indebtedness of subsidiaries) was approximately $141 billion and $143 billion, respectively.

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

Long-term borrowings by maturity profile at September 30, 2014 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2014	$4,849	$2,367	$7,216
Due in 2015	18,800	1,298	20,098
Due in 2016	19,479	1,463	20,942
Due in 2017	23,258	1,409	24,667
Due in 2018	15,014	1,034	16,048
Thereafter	60,905	2,481	63,386

Total	$142,305	$10,052	$152,357

Long-Term Borrowing Activity for the Nine Months Ended September 30, 2014.    During the nine months ended September 30, 2014, the Company issued and reissued notes with a principal amount of approximately $26.5 billion. In connection with the note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.8 years at September 30, 2014. During the nine months ended September 30, 2014, approximately $24.7 billion in aggregate long-term borrowings matured or were retired. Subsequent to September 30, 2014 and through October 31, 2014, the Company’s long-term borrowings (net of repayments) increased by approximately $1.0 billion. This amount includes the Company’s issuance of $3.0 billion in senior debt on October 23, 2014.

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally is impacted by the Company’s credit ratings. In addition, the Company’s credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Rating agencies will look at company specific factors; other industry factors such as regulatory or legislative changes; the macroeconomic environment and perceived levels of government support, among other things.

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

At October 31, 2014, the Parent’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.(1)	R-1 (middle)	A (high)	Stable	—	—	—
Fitch Ratings, Inc.	F1	A	Stable	F1	A	Stable
Moody’s(2)	P-2	Baa2	Positive	P-2	A3	Positive
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Financial Services LLC	A-2	A-	Negative	A-1	A	Negative

(1)	On June 12, 2014, DBRS, Inc. confirmed the ratings for the Company, including its Long-Term Debt rating of A (high) and Short-Term Instruments rating of R-1 (middle). The Rating Outlook trend on all long-term ratings was revised to Stable from Negative, while the Rating Outlook trend on all short-term ratings remains Stable.
(2)	On July 24, 2014, Moody’s affirmed the Company’s long-term debt rating as well as the ratings of its subsidiaries and changed the Ratings Outlook to Positive from Stable.

In connection with certain OTC trading agreements and certain other agreements where the Company is a liquidity provider to certain financing vehicles associated with the Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties or pledge additional collateral to certain exchanges and clearing organizations in the event of a future credit rating downgrade irrespective of whether the Company is in a net asset or net liability position.

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s and S&P. At September 30, 2014, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,702 million and an incremental $2,938 million, respectively.

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

At September 30, 2014, the Company had approximately $0.6 billion remaining under its current share repurchase program out of the $6 billion authorized by the Company’s Board of Directors in December 2006. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases under the Company’s existing authorized program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2). The share repurchase program has no set expiration or termination date.

The Company’s Board of Directors determines the declaration and payment of dividends on a quarterly basis. On October 17, 2014, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.10. The dividend is payable on November 14, 2014 to common shareholders of record on October 31, 2014 (see Note 20 to the condensed consolidated financial statements in Item 1).

On September 15, 2014, the Company announced that its Board of Directors declared a quarterly dividend for preferred stock shareholders of record on September 30, 2014, to be paid on October 15, 2014 as follows:

Series	Preferred Stock Description	Quarterly Dividend Per Share(1)
A	Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556)	$255.56

C	10% Non-Cumulative Non-Voting Perpetual Preferred Stock	25.00

E	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.44531)	445.31

F	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.42969)	429.69

G	6.625% Non-Cumulative Preferred Stock (represented by Depositary Shares each representing a 1/1,000th interest in a share and each having a dividend of $0.41406)	414.06

(1)	The Company has outstanding Series H and Series I, Preferred Stock, for which a dividend declaration date did not occur within the third quarter of 2014, in accordance with the terms thereof. See below for further details under “Issuances of Preferred Stock” herein.

In March 2014, the Company received no objection from the Federal Reserve to the Company’s 2014 capital plan, which included a share repurchase of up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015, as well as an increase in the Company’s quarterly common stock dividend to $0.10 per share from $0.05 per share, beginning with the dividend declared on April 17, 2014. On July 17, 2014, the Company announced that its Board of Directors declared a quarterly dividend per common share $0.10, payable on August 15, 2014 to common shareholders of record on July 31, 2014. During the quarter and nine months ended September 30, 2014, the Company repurchased approximately $195 million and $629 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program. During the quarter and nine months ended September 30, 2013, the Company repurchased approximately $123 million of the Company’s outstanding common stock as part of its share repurchase program (see Note 13 to the condensed consolidated financial statements in Item 1).

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

Series I Preferred Stock.    On September 18, 2014, the Company issued 40,000,000 Depositary Shares, for an aggregate price of $1,000 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I, $0.01 par value (“Series I Preferred Stock”). The Series I Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2024 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depository Share). The Series I Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series I Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $994 million.

The following table sets forth the tangible Morgan Stanley shareholders’ equity and tangible common equity at September 30, 2014 and December 31, 2013 and average balances for the nine months ended September 30, 2014:

	Balance at		Average Balance(1)
	September 30, 2014	December 31, 2013	For the Nine Months Ended September 30, 2014
	(dollars in millions)
Common equity	$66,898	$62,701	$64,660
Preferred equity	6,020	3,220	4,400

Morgan Stanley shareholders’ equity	72,918	65,921	69,060
Junior subordinated debentures issued to capital trusts	4,870	4,849	4,865
Less: Goodwill and net intangible assets(2)	(9,637)	(9,873)	(9,763)

Tangible Morgan Stanley shareholders’ equity	$68,151	$60,897	$64,162

Common equity	$66,898	$62,701	$64,660
Less: Goodwill and net intangible assets(2)	(9,637)	(9,873)	(9,763)

Tangible common equity(3)	$57,261	$52,828	$54,897

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The deduction for Goodwill and net intangible assets is partially offset by mortgage servicing rights (“MSR”) (net of disallowable MSR) of $6 million at September 30, 2014 and $7 million at December 31, 2013.
(3)	Tangible common equity, a non-GAAP financial measure, equals common equity less goodwill and net intangible assets as defined above. The Company views tangible common equity as a useful measure to investors because it is a commonly utilized metric and reflects the common equity deployed in the Company’s businesses.

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

Regulatory Capital.    Under U.S. Basel III, new items are deducted from the respective tiers of regulatory capital and certain existing regulatory deductions and adjustments are modified or are no longer applicable. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018. Unrealized gains and losses on AFS Securities are reflected in Common Equity Tier 1 capital, subject to a phase-in schedule. The percentage of the regulatory deductions and adjustments to Common Equity Tier 1 capital that apply to the Company in 2014 ranges from 20% to 100%, depending on the specific item.

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

In March 2014, the Basel Committee established a new methodology for calculating counterparty credit risk exposures: the standardized approach for measuring counterparty credit risk exposures (“SA-CCR”). The Company understands that U.S. banking regulators are considering whether and how to implement the SA-CCR methodology in the United States, which may in the future impact the Company’s calculation of RWAs and its supplementary leverage ratio. In addition, the Basel Committee has several proposals under consideration related to RWA calculation methodologies, including proposals with respect to trading book and securitization positions. The impact of these proposals on the Company’s calculation of RWAs will not be known with certainty until such proposals are finalized.

Calculation of Risk-based Capital Ratios.    As an Advanced Approach banking organization, the Company is required to compute risk-based capital ratios using both (i) standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) an advanced internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs under U.S. Basel III (the “Advanced Approach”).

To implement a provision of the Dodd-Frank Act, U.S. Basel III subjects Advanced Approach banking organizations which have been approved by their regulators to exit the parallel run, such as the Company, to a permanent “capital floor”. In calendar year 2014, as a result of the capital floor, an Advanced Approach banking organization’s binding risk-based capital ratios are the lower of its ratios computed under the Advanced Approach or the U.S. Basel I-based rules as supplemented by the existing market risk rules known as “Basel 2.5”. For the current quarter, the capital floor results in the Company’s binding risk-based capital ratios being those calculated under the Advanced Approach. Beginning on January 1, 2015, the capital floor will result in the Company’s ratios being the lower of the capital ratios computed under the Advanced Approach or the Standardized Approach under U.S. Basel III.

The methods for calculating each of the Company’s risk-based capital ratios will change through 2022 as U.S. Basel III’s revisions to the numerator and denominator are phased-in and as the Company begins calculating RWAs using the Advanced Approach and the Standardized Approach. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile. The basis for the calculation of the Company’s U.S. Basel III capital ratios, on a transitional and fully phased-in basis, are presented below:

		Transition Period			Fully Phased-In(1)
		March 31, 2014	June 30, 2014 to December 31, 2014	2015 to 2017	2018 and onwards

Regulatory Capital (Numerator of risk-based capital and leverage ratios)		U.S. Basel III Transitional(2)			U.S. Basel III

RWAs (Denominator of risk-based capital ratios)	Standardized Approach	U.S. Basel I and Basel 2.5		U.S. Basel III Standardized Approach

	Advanced Approach(3)		U.S. Basel III Advanced Approach

Denominator of leverage ratios	Tier 1 Leverage Ratio	Adjusted Average On-Balance Sheet Assets(4)

	Supplementary Leverage Ratio(5)			Adjusted Average On-Balance Sheet Assets(4) and Certain Off-Balance Sheet Exposures

(1)	By the beginning of 2018, U.S. Basel III rules defining capital (numerator of capital ratios) will be fully phased-in, except for the exclusion of non-qualifying trust preferred securities from Tier 2 capital, which will be fully phased-in beginning in 2022. In addition, the Company will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer on a fully phased-in basis beginning in 2019. The capital conservation buffer and, if deployed, the countercyclical buffer apply to each of the Company’s Common Equity Tier 1, Tier 1 and Total capital ratios. The requirements for these additional capital buffers will be phased-in beginning in 2016.
(2)

Beginning June 30, 2014, as a result of the Company’s and the Company’s U.S. Banks’ completion of the Advanced Approach parallel run, the amount of expected credit loss that exceeds eligible credit reserves must be deducted 20% from Common Equity Tier 1 capital and 80% from Additional Tier 1 capital. Over the next several years, this deduction from Common Equity Tier 1 capital will incrementally increase and the amount deducted from Additional Tier 1 capital will correspondingly decrease, until fully transitioned by the beginning of 2018. In addition, under the Basel III Advanced Approach framework, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under U.S. Basel I as supplemented by Basel 2.5 and under the Standardized Approach, up to 1.25% of credit RWAs.
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

The Company’s Regulatory Capital and Capital Ratios.    The following table presents the Company’s capital ratios at September 30, 2014, as well as the minimum required regulatory capital ratios applicable under U.S. Basel III for the calendar year 2014. At September 30, 2014, the Company’s risk-based capital ratios (as a result of the capital floor) were based on the Advanced Approach transitional rules.

	At September 30, 2014
	Actual Capital Ratio
	U.S. Basel III Transitional/ Advanced Approach	U.S. Basel III Transitional/ U.S. Basel I + Basel 2.5 Approach	Minimum Regulatory Capital Ratio(1)
			2014
Common Equity Tier 1 capital ratio	14.4%	15.2%	4.0%
Tier 1 capital ratio	16.2%	17.1%	5.5%
Total capital ratio	18.8%	19.8%	8.0%
Tier 1 leverage ratio(2)	8.2%	8.2%	4.0%

(1)	Minimum capital ratios for calendar year 2014 under U.S. Basel III transitional provisions.
(2)	Defined as the ratio of Tier 1 capital to average total on-balance sheet assets minus certain amounts deducted from Tier 1 capital in accordance with U.S. Basel III rules.

While the Federal Reserve has not yet revised the well-capitalized standard for financial holding companies to reflect the higher capital standards in U.S. Basel III, the U.S. banking regulators have revised the well-capitalized standards for insured depository institutions such as the Company’s U.S. Banks. Assuming that the Federal Reserve will apply the same or very similar well-capitalized standards to financial holding companies, each of the Company’s risk-based capital ratios and Tier 1 leverage ratio, at September 30, 2014, would exceed the revised well-capitalized standard.

The following is a nine-month roll-forward of the Company’s Common Equity Tier 1 capital, Additional Tier 1 capital and Tier 2 capital calculated under U.S. Basel III on a transitional basis from December 31, 2013 to September 30, 2014.

Nine Months Ended September 30, 2014
(dollars in millions)
Common Equity Tier 1 capital:
Tier 1 Common capital under U.S. Basel I rules at December 31, 2013	$49,917
Change in the value of shareholders’ common equity	4,197
New items subject to deduction and adjustments under U.S. Basel III Advanced Approach transitional rules:
Credit spread premium over risk-free rate for derivative liabilities	(168)
Investments in capital instruments of unconsolidated financial institutions	(91)
Expected credit loss that exceeds eligible credit reserves(1)	(41)
Other new deductions and adjustments	1,531
Modification of existing deductions under U.S. Basel III Advanced Approach transitional rules:
Net goodwill	(188)
Net intangible assets (other than goodwill and mortgage servicing assets)	2,675
Net deferred tax assets	2,394
Net after-tax debt valuation adjustment(2)	(1,088)
Adjustments related to accumulated other comprehensive income	271
U.S. Basel I deductions that are no longer applicable under U.S. Basel III Advanced Approach transitional rules	—

Common Equity Tier 1 capital under U.S. Basel III Advanced Approach transitional rules at September 30, 2014	$59,409

Additional Tier 1 capital:
Additional Tier 1 capital under U.S. Basel I rules at December 31, 2013	$11,090
New issuance of qualifying preferred stock	2,800
Modification of treatment of Additional Tier 1 capital components under U.S. Basel III Advanced Approach transitional rules:
Trust preferred securities	(2,326)
Nonredeemable noncontrolling interests	(2,200)
New items subject to deduction and adjustments under U.S. Basel III Advanced Approach transitional rules:
Net deferred tax assets	(1,939)
Credit spread premium over risk-free rate for derivative liabilities	(671)
Net after-tax debt valuation adjustment(2)	746
Expected credit loss that exceeds eligible credit reserves	(165)
Other adjustments and deductions	(81)

Additional Tier 1 capital at September 30, 2014	$7,254

Tier 1 capital (Common Equity Tier 1 capital plus Additional Tier 1 capital) at September 30, 2014	$66,663

Tier 2 capital:
Tier 2 capital under U.S. Basel I rules at December 31, 2013	$4,993
Change in subordinated debt	2,492
De-recognition of allowance for loan and lease losses under Basel III Advanced Approach transitional rules(3)	(284)
New capital components subject to recognition under U.S. Basel III Advanced Approach transitional rules:
Trust preferred securities	2,435
Nonredeemable noncontrolling interests	18
New items subject to deduction and adjustments under U.S. Basel III Advanced Approach transitional rules	808
U.S. Basel I deductions that are no longer applicable under U.S. Basel III Advanced Approach transitional rules	—

Tier 2 capital at September 30, 2014	$10,462

Total capital at September 30, 2014	$77,125

(1)	Beginning June 30, 2014, as a result of the Company’s and the Company’s U.S. Banks’ completion of the Advanced Approach parallel run, the amount of expected credit loss that exceeds eligible credit reserves must be deducted 20% from Common Equity Tier 1 capital and 80% from Additional Tier 1 capital. Over the next several years, this deduction from Common Equity Tier 1 capital will incrementally increase and the amount deducted from Additional Tier 1 capital will correspondingly decrease, until fully transitioned by 2018.
(2)	The September 30, 2014 aggregate balance of net after-tax debt valuation adjustment includes an approximate $69 million reconciling adjustment related to a prior period.
(3)	For purposes of calculating capital ratios under the Advanced Approach, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under U.S. Basel I and Basel 2.5 and under the Standardized Approach, up to 1.25% of credit RWAs.

The following represents the nine-month roll-forward of the Company’s RWAs based on pro forma estimates of RWAs under the Advanced Approach from December 31, 2013 to September 30, 2014.

Nine Months Ended September 30, 2014(1)
(dollars in millions)
Credit RWAs:
Balance under U.S. Basel I rules at December 31, 2013	$256,606
Change related to U.S. Basel III Advanced Approach transitional rules(2)	(72,792)
Change related to the following items:
Derivatives	(2,393)
Securities financing transactions	(5,116)
Other counterparty credit risk	(458)
Securitizations	(3,153)
Credit valuation adjustment	(5,549)
Available for sale debt securities	582
Loans	6,243
Cash	(339)
Equity investments	4,222
Other credit risk(3)	136

Total change in Credit RWAs	(78,617)

Balance at September 30, 2014	$177,989

Market RWAs:
Balance under U.S. Basel 2.5 rules at December 31, 2013	$133,760
Change related to U.S. Basel III Advanced Approach rules(2)	12,369
Change related to the following items:
Regulatory VaR	(2,771)
Regulatory stressed VaR	(1,342)
Incremental risk charge	(752)
Comprehensive risk measure	(4,270)
Specific risk:
Non-securitizations	(5,586)
Securitizations	(6,765)

Total change in Market RWAs	(9,117)

Balance at September 30, 2014	$124,643

Operational RWAs:
Balance under U.S. Basel I rules at December 31, 2013	$ N/A
Change related to U.S. Basel III Advanced Approach rules(2)	108,660

Balance at September 30, 2014	$108,660

N/A—Not Applicable

VaR—Value-at-Risk

(1)	The RWAs for each category in the above table reflect both on and off-balance sheet exposures, where appropriate.
(2)	Represents the estimated impact of the change in methodology to present December 31, 2013 RWAs on a pro forma basis under the U.S. Basel III Advanced Approach transitional rules.
(3)	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions.

The Company is required to calculate ratios under both the Advanced Approach and a Standardized Approach, represented as U.S. Basel I as supplemented by Basel 2.5, as of September 30, 2014, in both cases subject to transitional provisions. The ratios calculated under the Advanced Approach were lower than those calculated under the Standardized Approach, represented as U.S. Basel I as supplemented by Basel 2.5, and therefore are the binding ratios for the Company at September 30, 2014, as a result of the capital floor.

	At September 30, 2014	At December 31, 2013
	U.S. Basel III Transitional/ Advanced Approach	U.S. Basel I(1)
	(dollars in millions)
Common Equity Tier 1 capital:
Common stock and surplus	$21,440	$21,622
Retained earnings	46,573	42,172
Accumulated other comprehensive (loss)	(1,115)	(1,093)
Regulatory adjustments and deductions:
Less: Net goodwill	(6,783)	(6,595)
Less: Net intangible assets (other than goodwill and mortgage servicing assets)	(604)	(3,279)
Less: Credit spread premium over risk free rate for derivative liabilities	(168)	N/A
Less: Net deferred tax assets	(485)	(2,879)
Less: Investments in capital instruments of unconsolidated financial institutions	(91)	N/A
After-tax debt valuation adjustment(2)	187	1,275
Adjustments related to accumulated other comprehensive income	549	278
Expected credit loss over eligible credit reserves(3)	(41)	N/A
Other adjustments and deductions	(53)	(1,584)

Total Common Equity Tier 1 capital	$59,409	$49,917

Additional Tier 1 capital:
Preferred stock	$6,020	$3,220
Trust preferred securities	2,435	4,761
Nonredeemable noncontrolling interests	909	3,109
Regulatory adjustments and deductions:
Less: Net deferred tax assets	(1,939)	N/A
Less: Credit spread premium over risk free rate for derivative liabilities	(671)	N/A
After-tax debt valuation adjustment(2)	746	N/A
Expected credit loss over eligible credit reserves	(165)	N/A
Other adjustments and deductions	(81)	N/A

Additional Tier 1 capital	$7,254	$11,090

Total Tier 1 capital	$66,663	$61,007

Tier 2 capital:
Subordinated debt	$8,051	$5,559
Trust preferred securities	2,435	N/A
Other qualifying amounts(3)	18	284
Regulatory adjustments and deductions	(42)	(850)

Total Tier 2 capital	$10,462	$4,993

Total capital	$77,125	$66,000

N/A—Not Applicable

(1)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5.
(2)	The September 30, 2014 aggregate balance of net after-tax debt valuation adjustment includes an approximate $69 million reconciling adjustment related to a prior period.
(3)	For purposes of calculating capital ratios under the Advanced Approach, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under U.S. Basel I and Basel 2.5 and under the Standardized Approach, up to 1.25% of credit RWAs.

The following table presents the Company’s RWAs and regulatory capital ratios at September 30, 2014 and December 31, 2013:

	At September 30, 2014	At December 31, 2013
	U.S. Basel III Transitional/ Advanced Approach	U.S. Basel I(1)
	(dollars in millions)
RWAs:
Credit risk	$177,989	$256,606
Market risk	124,643	133,760
Operational risk	108,660	N/A

Total RWAs	$411,292	$390,366

Capital ratios:
Common Equity Tier 1 ratio/Tier 1 common capital ratio	14.4%	12.8%
Tier 1 capital ratio	16.2%	15.6%
Total capital ratio	18.8%	16.9%
Tier 1 leverage ratio	8.2%	7.6%
Adjusted average assets(2)	$810,542	$805,838

N/A—Not Applicable

(1)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s Total capital, Tier 1 capital, Tier 1 common capital and Tier 1 leverage ratios and RWAs at December 31, 2013 were calculated under this framework.
(2)	Average total on-balance sheet assets subject to certain adjustments in accordance with U.S. Basel I rules for the quarter ended December 31, 2013 and U.S. Basel III rules for the quarter ended September 30, 2014.

The following table presents the Company’s pro forma estimates under the fully phased-in Advanced Approach and the fully phased-in U.S. Basel III Standardized Approach:

	At September 30, 2014
	Fully Phased-In Basis Pro Forma Estimates
	U.S. Basel III Advanced Approach	U.S. Basel III Standardized Approach
	(dollars in millions)
Common Equity Tier 1 capital	$53,376	$53,376
RWAs	420,086	453,428
Common Equity Tier 1 capital ratio	12.7%	11.8%

These pro forma estimates are based on the Company’s current understanding of U.S. Basel III and other factors, which may be subject to change as the Company receives additional clarification and implementation guidance from regulators relating to U.S. Basel III, and as the interpretation of the regulation evolves over time. The pro forma Common Equity Tier 1 capital, RWAs and Common Equity Tier 1 risked-based capital ratio estimates are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that have not yet become effective. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

On a fully phased-in basis, the Company will be subject to the following minimum capital ratios under U.S. Basel III: Common Equity Tier 1 capital ratio of 4.5%; Tier 1 capital ratio of 6.0%; Total capital ratio of 8.0%; Tier 1 leverage ratio of 4.0%; and supplementary leverage ratio of 3.0%. In addition, on a fully phased-in basis by 2019, the Company will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer. The capital conservation buffer and countercyclical capital buffer, if any, apply over each of the Company’s Common Equity Tier 1, Tier 1 and Total risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock and to pay discretionary bonuses to executive officers. Beginning in 2018, the Company will also be subject to enhanced supplementary leverage ratio standards.

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

The Company submitted its 2014 annual capital plan to the Federal Reserve in January 2014. In March 2014, the Federal Reserve published summary results of the Dodd-Frank Act and CCAR supervisory stress tests of each large bank holding company, including the Company. The Company received no objection to its 2014 capital plan (see “Capital Management” herein). In July 2014, the Company submitted its 2014 semi-annual stress test to the Federal Reserve.

In February 2014, the Federal Reserve issued a final rule specifying how large bank holding companies, including the Company, should incorporate U.S. Basel III into their capital plans and Dodd-Frank Act stress test results. Among other things, the final rule requires large bank holding companies to project both Tier 1 Common capital ratio using the methodology currently in effect under U.S. Basel I as supplemented by Basel 2.5 and Common Equity Tier 1 ratio under U.S. Basel III after giving effect to transitional arrangements. The final rule also requires Advanced Approach banking organizations, including the Company, to incorporate the Advanced Approach into the capital planning and stress testing cycles that begin on October 1, 2015. In October 2014, the Federal Reserve revised its capital planning and stress testing regulations to, among other things, generally limit a large bank holding company’s ability to make capital distributions (other than scheduled payments on Additional Tier 1 and Tier 2 capital instruments) to the extent the Company does not execute planned capital issuances and shift the commencement and submission dates of the capital plan and stress test cycles beginning with the 2016 cycle.

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

Risk-based Capital Surcharge.    In addition to U.S. Basel III, the Dodd-Frank Act requires the Federal Reserve to establish more stringent capital requirements for certain bank holding companies, including the Company. The Federal Reserve has indicated that it intends to address this requirement by implementing the Basel Committee’s capital surcharge for global systemically important banks (“G-SIBs”). The Financial Stability Board (“FSB”) has provisionally identified the G-SIBs and assigned each G-SIB a Common Equity Tier 1 capital surcharge ranging from 1.0% to 2.5% of RWAs. The Company was provisionally assigned a G-SIB capital surcharge of 1.5%. The FSB has stated that it intends to annually update the list of G-SIBs and the risk-based capital surcharge assigned to each G-SIB. The Federal Reserve may set risk-based capital surcharge levels for U.S. G-SIBs that are higher than the levels required by the Basel Committee framework. The proposed surcharge formula may also directly take into account the extent of each U.S. G-SIB’s reliance on short-term wholesale funding.

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

In September 2014, the U.S. banking regulators issued a final rule revising the denominator of the supplementary leverage ratio to implement the Basel Committee’s January 2014 revisions to the denominator of the Basel III leverage ratio. The revised denominator is calculated for each reporting quarter based on the average daily balance of consolidated on-balance sheet assets under U.S. GAAP less certain amounts deducted from Tier 1 capital at quarter-end and the average month-end balance of certain off-balance sheet exposures associated with derivatives (including centrally cleared derivatives and sold credit protection), repo-style transactions and other off-balance sheet items during the calendar quarter. The enhanced supplementary leverage ratio standards will become effective on January 1, 2018 with public disclosure beginning in 2015. Based on a preliminary analysis of the U.S. banking regulators’ enhanced supplementary leverage ratio final rule and revisions to the denominator of the supplementary leverage ratio, the Company estimates its pro forma supplementary leverage ratio to be approximately 4.9% at September 30, 2014. This estimate utilizes a fully phased-in Basel III Tier 1 capital numerator and a denominator of approximately $1.22 trillion, which represents the Company’s consolidated assets under U.S. GAAP as adjusted, among other items, by: (i) the addition of the potential future exposure for derivative contracts (including contracts cleared for clients), off-balance sheet exposures multiplied by their respective credit conversion factors, counterparty credit risk associated with repo-style transactions, and the effective notional amount of sold credit protection reduced by certain qualifying purchased credit protection; and (ii) the subtraction of certain amounts deducted from Tier 1 capital. The pro forma supplementary leverage ratio estimate is a non-GAAP financial measure that the Company considers to be a useful measure for evaluating compliance with new regulatory capital requirements that have not yet become effective. Based on a preliminary analysis of the revised standards, the Company expects to achieve a supplementary leverage ratio of greater than 5% in 2015 through accretion of capital and other actions, which may include derivative portfolio compression and other balance sheet optimization.

The Company’s estimated supplementary leverage ratio is based upon its current interpretation and expectations regarding the implementation of applicable regulations and remains subject to ongoing review and revision. The Company’s expectations are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what the Company’s supplemental leverage ratios or earnings, assets, or exposures will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital Framework, an internal capital adequacy measure. This framework is a risk-based and leverage use-of-capital measure, which is compared with the Company’s regulatory capital to ensure the Company maintains an amount of going concern capital after absorbing potential losses from extreme stress events where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Common Equity Tier 1 capital, aggregate Required Capital and Parent capital for the quarter ended September 30, 2014 were approximately $58.7 billion, $39.3 billion and $19.4 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including U.S. Basel III transitional deductions and adjustments expected to reduce the Company’s capital through 2018. The increase in Parent capital from the fourth quarter of 2013 to the third quarter of 2014 was primarily driven by these transitional provisions. The Company also holds Parent capital for organic growth, acquisitions and other capital needs.

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

The following table presents the business segments’ and Parent’s average Common Equity Tier 1 capital and average common equity for the quarters ended September 30, 2014 and December 31, 2013:

	September 30, 2014 (U.S. Basel III)		December 31, 2013 (U.S. Basel I + Basel 2.5)
	Average Common Equity Tier 1 Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$31.9	$32.6	$31.4	$36.2
Wealth Management	5.2	11.2	4.5	13.2
Investment Management	2.2	3.1	1.8	2.9
Parent capital	19.4	19.3	11.9	10.7

Total	$58.7	$66.2	$49.6	$63.0

Resolution Plan.

The Company is required to submit to the Federal Reserve and the FDIC an annual resolution plan that describes its strategy for a rapid and orderly resolution in the event of material financial distress or failure of the Company. The Company submitted its 2014 resolution plan in June 2014. On August 5, 2014, the Federal Reserve and the FDIC notified the Company and 10 other large banking organizations that certain shortcomings in the 2013 resolution plans must be addressed in the 2015 resolution plans, which must be submitted on or before July 1, 2015.

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities and Investment Management business segments. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7, of the 2013 Form 10-K and Note 7 to the condensed consolidated financial statements in Item 1 for further information.

See Note 11 to the condensed consolidated financial statements in Item 1 for further information on Guarantees.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at September 30, 2014 were approximately $150 billion. See Note 11 to the condensed consolidated financial statements in Item 1 for further information on Commitments.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures are generated. In addition, the Company incurs trading-related market risk within the Wealth Management business segment. The Investment Management business segment incurs principally Non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles. For a further discussion of the Company’s Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the 2013 Form 10-K.

VaR.

The Company uses the statistical technique known as VaR as one of the tools used to measure, monitor and review the market risk exposures of its trading portfolios. The Company’s Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

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

The Company utilizes the same VaR model for risk management purposes as well as for regulatory capital calculations. The Company’s VaR model has been approved by the Company’s regulators for use in regulatory capital calculations.

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

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for the Quarter Ended September 30, 2014				95%/One-Day VaR for the Quarter Ended June 30, 2014
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$33	$28	$33	$25	$32	$31	$37	$26
Equity price	16	16	19	15	21	18	22	15
Foreign exchange rate	9	9	12	7	7	9	17	6
Commodity price	13	15	17	13	18	19	22	17
Less: Diversification benefit(1)(2)	(32)	(30)	N/A	N/A	(31)	(34)	N/A	N/A

Primary Risk Categories	$39	$38	$44	$34	$47	$43	$49	$37

Credit Portfolio	10	10	11	9	9	11	14	9
Less: Diversification benefit(1)(2)	(6)	(6)	N/A	N/A	(6)	(6)	N/A	N/A

Total Management VaR	$43	$42	$47	$38	$50	$48	$55	$41

N/A–Not	Applicable
(1)	Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore the diversification benefit is not an applicable measure.

The Company’s average Management VaR for the Primary Risk Categories for the quarter ended September 30, 2014 was $38 million compared with $43 million for the quarter ended June 30, 2014. The decrease was primarily driven by reduced exposure to commodity products.

The Company’s average Credit Portfolio VaR for the quarter ended September 30, 2014 was $10 million compared with $11 million for the quarter ended June 30, 2014.

The Company’s average Total Management VaR for the quarter ended September 30, 2014 was $42 million compared with $48 million for the quarter ended June 30, 2014. This decrease was driven by the reduced risk in Primary Risk Categories.

Distribution of VaR Statistics and Net Revenues for the quarter ended September 30, 2014.

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

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended September 30, 2014 was $38 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended September 30, 2014, which was in a range between $34 million and $43 million for approximately 95% of the trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues, which includes profits and losses from positions included in VaR for the Company’s businesses that comprise the Primary Risk Categories for the quarter ended September 30, 2014. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenue required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended September 30, 2014, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 6 days, of which no day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended September 30, 2014 was $42 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for the quarter ended September 30, 2014, which was in a range between $38 million and $47 million for approximately 92% of trading days during the quarter.

The histogram below shows the distribution of daily net trading revenues, which includes profits and losses from primary risk categories, credit portfolio positions and intraday trading activities, for the Company’s Trading businesses for the quarter ended September 30, 2014. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenue required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended September 30, 2014, the Company experienced net trading losses on 7 days, of which no day was in excess of the 95%/one-day Total Management VaR.

Non-Trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis, which covers substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Credit Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $6 million for each 1 basis point widening in the Company’s credit spread level for both September 30, 2014 and June 30, 2014.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $10 million and $11 million for each 1 basis point widening in the Company’s credit spread level for September 30, 2014 and June 30, 2014, respectively.

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

	+200 Basis Points	+100 Basis Points	-100 Basis Points(1)
	(dollars in millions)
Impact on the Company’s consolidated income from continuing operations before income taxes:
September 30, 2014	$1,167	$650	N/M
June 30, 2014	1,248	716	N/M

(1)	N/M – Not Meaningful given the current low interest rate environment.

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

	+200 Basis Points	+100 Basis Points	-100 Basis Points
	(dollars in millions)
Impact on the Company’s U.S. Banks’ income from continuing operations before income taxes:
September 30, 2014	$432	$282	$(356)
June 30, 2014	593	388	(275)

Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values.

	10% Sensitivity
Investments	September 30, 2014	June 30, 2014
	(dollars in millions)
Investments related to Investment Management activities:
Hedge fund investments	$103	$105
Private equity and infrastructure funds	135	137
Real estate funds	157	159

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	146	153
Other Company investments	211	234

Equity Market Sensitivity.

In the Company’s Wealth Management and Investment Management business segments, certain fee-based revenue streams are driven by the value of clients’ equity holdings. The overall level of revenues for these streams also depends on multiple additional factors that include, but are not limited to, the level and duration of the equity market decline, price volatility, the geographic and industry mix of client assets, the rate and magnitude of client investments and redemptions, and the impact of such market decline and price volatility on client behavior. Therefore, overall revenues do not correlate completely with changes in the equity markets.

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the 2013 Form 10-K. Also, see Notes 8 and 11 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s loans and lending commitments, respectively.

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. Loans held for investment and loans held for sale are classified in Loans and loans held at fair value are classified in Trading assets in the condensed consolidated statements of financial condition at September 30, 2014 and December 31, 2013. See Notes 4 and 8 to the condensed consolidated financial statements in Item 1 for further information.

The table below presents the Company’s loan portfolio by loan type within its Institutional Securities and Wealth Management business segments.

	At September 30, 2014				At December 31, 2013
	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total(4)	Total(5)
	(dollars in millions)
Corporate loans	$8,188	$5,233	$5,051	$18,472	$13,126
Consumer loans	—	—	15,387	15,387	11,576
Residential real estate loans	—	—	14,191	14,191	10,002
Wholesale real estate loans	—	3,415	—	3,415	1,841

Loans held for investment, net of allowance	8,188	8,648	34,629	51,465	36,545

Corporate loans	5,937	60	—	5,997	6,168
Consumer loans	—	—	—	—	—
Residential real estate loans	—	15	91	106	112
Wholesale real estate loans	—	641	—	641	49

Loans held for sale	5,937	716	91	6,744	6,329

Corporate loans	667	8,731	—	9,398	9,774
Consumer loans	—	—	—	—	—
Residential real estate loans	—	1,537	—	1,537	1,434
Wholesale real estate loans	—	3,008	—	3,008	1,404

Loans held at fair value	667	13,276	—	13,943	12,612

Total loans	$14,792	$22,640	$34,720	$72,152	$55,486

(1)	In addition to loans, at September 30, 2014, $62.2 billion of unfunded lending commitments were accounted for as held for investment, $16.3 billion of unfunded lending commitments were accounted for as held for sale and $4.1 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at September 30, 2014, $1.9 billion of unfunded lending commitments were accounted for as held for investment, $0.1 billion of unfunded lending commitments were accounted for as held for sale and $2.1 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at September 30, 2014, $4.6 billion of unfunded lending commitments were accounted for as held for investment. At September 30, 2014, there were no unfunded lending commitments accounted for as held for sale.
(4)	Excludes customer margin loans outstanding of $28.9 billion and employee loans outstanding of $5.1 billion at September 30, 2014. See Notes 6 and 8 to the condensed consolidated financial statements in Item 1 for further information.
(5)	Excludes customer margin loans outstanding of $29.2 billion and employee loans outstanding of $5.6 billion at December 31, 2013. See Notes 6 and 8 to the condensed consolidated financial statements in Item 1 for further information

Institutional Securities Corporate Lending Activities.    In connection with certain of its Institutional Securities business segment activities, the Company provides loans or lending commitments to select corporate clients. These loans and lending commitments may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged by the Company.

The Company’s corporate lending credit exposure is primarily from loans and lending commitments used for general corporate purposes, working capital and liquidity purposes and typically consists of revolving lines of credit, letter of credit facilities and term loans. In addition, the Company provides “event-driven” loans and lending commitments associated with a particular event or transaction, such as to support client merger, acquisition or recapitalization activities. The Company’s “event-driven” loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

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

The Company may hedge and/or sell its exposures in connection with loans and lending commitments. Additionally, the Company may mitigate credit risk by requiring borrowers to pledge collateral and include financial covenants in lending commitments to such borrowers. In the condensed consolidated statements of financial condition these loans are carried at either fair value with changes in fair value recorded in earnings; held for investment, which are recorded at amortized cost; or held for sale, which are recorded at lower of cost or fair value.

The Company’s credit exposure from its corporate lending positions and lending commitments, are measured in accordance with the Company’s internal risk management standards. Lending commitments represent legally binding obligations to provide funding to clients for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

The following table presents the Company’s Institutional Securities Corporate Lending Commitments and Funded Loans.

	At September 30, 2014					At December 31, 2013
	Years to Maturity				Total(2)	Total(2)
Credit Rating(1)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$262	$74	$84	$—	$420	$1,094
AA	3,536	2,619	4,722	—	10,877	10,145
A	2,145	4,269	12,479	190	19,083	19,377
BBB	3,567	9,488	22,646	503	36,204	35,260

Investment grade	9,510	16,450	39,931	693	66,584	65,876
Non-investment grade	2,555	7,740	15,684	4,078	30,057	27,157

Total	$12,065	$24,190	$55,615	$4,771	$96,641	$93,033

(1)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(2)	Represents the Company’s potential loss assuming the market price of funded loans and lending commitments was zero.

At September 30, 2014 and December 31, 2013, the aggregate amount of investment grade funded loans was $6.6 billion and $6.5 billion and the aggregate amount of non-investment grade funded loans was $7.5 billion and $7.9 billion, respectively. In connection with these corporate lending activities (which include both corporate funded and unfunded lending commitments), the Company had hedges (which included “single name,” “sector” and “index” hedges) with a notional amount of $11.0 billion related to the total corporate lending exposure of $96.6 billion at September 30, 2014 and with a notional amount of $9.0 billion related to the total corporate lending exposure of $93.0 billion at December 31, 2013. At September 30, 2014 and December 31, 2013, all Corporate lending activities held for investment were current.

“Event-Driven” Loans and Lending Commitments at September 30, 2014.

Included in the total corporate lending exposure amounts in the table above at September 30, 2014 were “event-driven” exposures of $14.0 billion composed of funded loans of $3.7 billion and lending commitments of $10.3 billion. Included in the “event-driven” exposure at September 30, 2014 were $10.7 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of these “event-driven” loans and lending commitments at September 30, 2014 were as follows: 28% will mature in less than 1 year, 12% will mature within 1 to 3 years, 37% will mature within 3 to 5 years and 23% will mature in over 5 years.

Industry Exposure—Corporate Lending.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed below.

The following table presents the Company’s credit exposure from its primary corporate loans and lending commitments by industry (dollars in millions):

Industry	At September 30, 2014	At December 31, 2013
Energy	$13,056	$12,240
Utilities	12,516	10,410
Consumer discretionary	11,245	9,981
Funds, exchanges and other financial services(1)	9,299	7,190
Industrials	8,924	9,514
Healthcare	8,770	10,095
Information technology	7,491	6,526
Consumer staples	7,421	6,788
Materials	4,729	4,867
Real Estate	4,339	4,171
Telecommunications services	4,311	5,658
Other	4,540	5,593

Total	$96,641	$93,033

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activities described above, the Institutional Securities business segment engages in other lending activities. These activities primarily include corporate loans purchased in the secondary market, commercial and residential mortgage lending, asset-backed lending and financing extended to institutional equities clients. For the nine months ended September 30, 2014, the loans and lending commitments associated with these activities increased approximately 70%, mainly due to growth in corporate and wholesale real estate loans. At September 30, 2014 and December 31, 2013, approximately 99.9% and 99.6%, respectively, of Institutional Securities other lending activities held for investment were current; while approximately 0.1% and 0.4%, respectively, were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Company’s Institutional Securities other lending activities by remaining contract maturity at September 30, 2014 were as follows:

	At September 30, 2014					At December 31, 2013
	Years to Maturity				Total	Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Corporate loans	$3,690	$6,311	$1,592	$2,431	$14,024	$8,870
Consumer loans	—	—	—	—	—	—
Residential real estate loans	—	55	—	1,497	1,552	1,447
Wholesale real estate loans	87	3,710	1,280	1,987	7,064	3,288

Total	$3,777	$10,076	$2,872	$5,915	$22,640	$13,605

In addition, Institutional Securities other lending activities include margin lending, which allows the client to borrow against the value of qualifying securities. At September 30, 2014 and December 31, 2013, Institutional Securities margin lending of $15.3 billion and $15.2 billion, respectively, were classified within Customer and other receivables in the condensed consolidated statements of financial condition.

Wealth Management Lending Activities.    The principal Wealth Management lending activities includes securities-based lending and residential real estate loans. The Company’s Wealth Management business segment lending activities by remaining contract maturity at September 30, 2014 were as follows:

	At September 30, 2014					At December 31, 2013
	Years to Maturity				Total	Total
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Securities-based lending and other loans	$18,175	$957	$697	$609	$20,438	$14,883
Residential real estate loans	—	—	—	14,282	14,282	10,101

Total	$18,175	$957	$697	$14,891	$34,720	$24,984

Securities-based lending provided to the Company’s retail clients is primarily conducted through the Company’s Portfolio Loan Account (“PLA”) platform which had an outstanding funded loan balance of $17.9 billion within the $20.4 billion in the above table at September 30, 2014. These loans allow the client to borrow money against the value of qualifying securities for any purpose other than purchasing securities. The Company establishes approved credit lines against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. These credit lines are primarily uncommitted loan facilities, as the Company reserves the right not to make any advances, or may terminate these credit lines at any time. Factors considered in the review of these loans are the amount, the proposed pledged collateral and its diversification profile and, in the case of concentrated positions, liquidity of the underlying collateral or potential hedging strategies. Underlying collateral is also reviewed with respect to the valuation, trading history, volatility and any issuer or industry concentrations.

Residential real estate loans consist of first and second lien mortgages, including home equity lines of credit (“HELOC”) loans. For these loans, a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., Fair Isaac Corporation (“FICO”) scores), debt ratios and reserves of the borrower. Loan-to-value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. The vast majority of mortgage and HELOC loans are held for investment in the Company’s portfolio.

For the nine months ended September 30, 2014, the loans and lending commitments associated with the Company’s Wealth Management business segment lending activities increased by approximately 33%, mainly due to growth in PLA and residential real estate loans. At September 30, 2014 and December 31, 2013, approximately 99.9% and 99.9%, respectively, of the Company’s Wealth Management business segment lending activities held for investment were current; approximately 0.1% and 0.1%, respectively, were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Company’s Wealth Management business segment also provides margin lending to retail clients and had an outstanding balance of $13.6 billion and $14.0 billion at September 30, 2014 and December 31, 2013, respectively, which were classified within Customer and other receivables in the condensed consolidated statements of financial condition.

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

The following tables summarize the key characteristics of the Company’s credit derivative portfolio by counterparty at September 30, 2014 and December 31, 2013. The fair values shown are before the application of any counterparty or cash collateral netting. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 10 to the condensed consolidated financial statements in Item 1.

	At September 30, 2014
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$25,686	$25,249	$437	$828,925	$803,994
Insurance and other financial institutions	6,201	6,274	(73)	218,212	246,172
Non-financial entities	91	86	5	4,641	3,743

Total	$31,978	$31,609	$369	$1,051,778	$1,053,909

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 5% of receivable fair values and 7% of payable fair values represent Level 3 amounts (see Note 4 to the condensed consolidated financial statements in Item 1).

	At December 31, 2013
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$60,728	$57,399	$3,329	$1,620,774	$1,573,217
Insurance and other financial institutions	7,313	6,908	405	278,705	313,897
Non-financial entities	226	187	39	7,922	6,078

Total	$68,267	$64,494	$3,773	$1,907,401	$1,893,192

(1)	The Company’s CDS are classified in both Level 2 and Level 3 of the fair value hierarchy. Approximately 7% of receivable fair values and 5% of payable fair values represent Level 3 amounts (see Note 4 to the condensed consolidated financial statements in Item 1).

Industry Exposure—OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for current exposure arising from the Company’s OTC derivative contracts.

The following table shows the Company’s OTC derivative products at fair value by industry (dollars in millions):

Industry	At September 30, 2014	At December 31, 2013

Funds, exchanges and other financial services(1)	$3,484	$2,433
Banks and securities firms	3,431	2,358
Utilities	3,263	3,142
Regional governments	1,516	1,597
Healthcare	1,321	1,089
Special purpose vehicles	1,155	1,908
Industrials	1,124	914
Real Estate	992	503
Not-for-profit organizations	863	672
Sovereign governments	828	816
Consumer staples	525	487
Other	1,921	1,695

Total(2)	$20,423	$17,614

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 10 to the condensed consolidated financial statements in Item 1.

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

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows the Company’s ten largest non-U.S. country risk net exposures at September 30, 2014. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$397	$30	$—	$—	$427	$(75)	$352
Non-sovereigns	2,384	14,609	1,191	6,293	24,477	(2,138)	22,339

Subtotal	$2,781	$14,639	$1,191	$6,293	$24,904	$(2,213)	$22,691

Germany:
Sovereigns	$2,702	$232	$—	$—	$2,934	$(1,470)	$1,464
Non-sovereigns	745	2,396	375	3,954	7,470	(1,785)	5,685

Subtotal	$3,447	$2,628	$375	$3,954	$10,404	$(3,255)	$7,149

France:
Sovereigns	$503	$—	$—	$—	$503	$—	$503
Non-sovereigns	1,263	2,316	237	2,667	6,483	(670)	5,813

Subtotal	$1,766	$2,316	$237	$2,667	$6,986	$(670)	$6,316

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
Canada:
Sovereigns	$1	$108	$—	$—	$109	$—	$109
Non-sovereigns	936	1,401	140	1,440	3,917	(79)	3,838

Subtotal	$937	$1,509	$140	$1,440	$4,026	$(79)	$3,947

China:
Sovereigns	$290	$70	$—	$—	$360	$—	$360
Non-sovereigns	1,378	512	660	749	3,299	(44)	3,255

Subtotal	$1,668	$582	$660	$749	$3,659	$(44)	$3,615

Japan:
Sovereigns	$759	$110	$—	$—	$869	$(10)	$859
Non-sovereigns	770	1,938	18	—	2,726	(28)	2,698

Subtotal	$1,529	$2,048	$18	$—	$3,595	$(38)	$3,557

Singapore:
Sovereigns	$2,449	$328	$—	$—	$2,777	$—	$2,777
Non-sovereigns	146	471	20	134	771	(43)	728

Subtotal	$2,595	$799	$20	$134	$3,548	$(43)	$3,505

Brazil:
Sovereigns	$1,755	$2	$—	$—	$1,757	$—	$1,757
Non-sovereigns	(65)	188	995	150	1,268	(358)	910

Subtotal	$1,690	$190	$995	$150	$3,025	$(358)	$2,667

Australia:
Sovereigns	$(78)	$19	$—	$—	$(59)	$—	$(59)
Non-sovereigns	691	658	482	1,073	2,904	(370)	2,534

Subtotal	$613	$677	$482	$1,073	$2,845	$(370)	$2,475

Netherlands:
Sovereigns	$(522)	$2	$—	$—	$(520)	$(33)	$(553)
Non-sovereigns	866	828	273	1,225	3,192	(298)	2,894

Subtotal	$344	$830	$273	$1,225	$2,672	$(331)	$2,341

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At September 30, 2014, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for those countries were $(261.2) billion, $261.0 billion and $(0.1) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At September 30, 2014, the benefit of collateral received against counterparty credit exposure was $10.0 billion in the U.K., with 97% of collateral consisting of cash, U.S. and U.K. government obligations, and $14.1 billion in Germany with 97% of collateral consisting of cash and government obligations of France and Belgium. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $16.1 billion, with collateral primarily consisting of cash, U.S. and Japanese government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Represents CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at September 30, 2014, the Company had exposure to these countries for overnight deposits with banks of approximately $12.5 billion.

Item 4.	Controls and Procedures.

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

	Three Months Ended September 30, 2014
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$100,135	$400	1.6%
Non-U.S.	110,972	108	0.4
Available for sale securities:
U.S.	65,590	162	1.0
Loans:
U.S.	55,920	461	3.3
Non-U.S.	347	13	15.2
Interest bearing deposits with banks:
U.S.	28,809	15	0.2
Non-U.S.	4,963	7	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(2):
U.S.	182,641	(156)	(0.3)
Non-U.S.	77,355	53	0.3
Other:
U.S.	67,981	161	1.0
Non-U.S.	16,373	160	4.0

Total	$711,086	$1,384	0.8%

Non-interest earning assets	109,704

Total assets	$820,790

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$120,046	$12	—
Non-U.S.	239	—	—
Commercial paper and other short-term borrowings(3):
U.S.	949	1	0.4
Non-U.S.	637	—	—
Long-term debt(3):
U.S.	142,782	848	2.4
Non-U.S.	8,687	17	0.8
Trading liabilities(1):
U.S.	29,067	—	—
Non-U.S.	52,565	—	—
Securities sold under agreements to repurchase and Securities loaned(4):
U.S.	80,841	139	0.7
Non-U.S.	47,394	162	1.4
Other:
U.S.	120,627	(384)	(1.3)
Non-U.S.	51,767	32	0.3

Total	$655,601	$827	0.5

Non-interest bearing liabilities and equity	165,189

Total liabilities and equity	$820,790

Net interest income and net interest rate spread		$557	0.3%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30, 2013
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$111,974	$428	1.6%
Non-U.S.	102,620	66	0.3
Available for sale securities:
U.S.	44,639	111	1.0
Loans:
U.S.	36,276	281	3.1
Non-U.S.	472	18	15.5
Interest bearing deposits with banks:
U.S.	45,672	27	0.2
Non-U.S.	7,578	11	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(2)(5):
U.S.	187,507	(49)	(0.1)
Non-U.S.	97,509	53	0.2
Other:
U.S.	59,561	166	1.1
Non-U.S.	20,317	149	3.0

Total	$714,125	$1,261	0.7%

Non-interest earning assets	117,002

Total assets	$831,127

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$98,522	$44	0.2%
Non-U.S.	244	—	—
Commercial paper and other short-term borrowings(3):
U.S.	976	1	0.4
Non-U.S.	1,375	3	0.9
Long-term debt(3):
U.S.	142,501	939	2.7
Non-U.S.	20,112	18	0.4
Trading liabilities(1):
U.S.	30,312	—	—
Non-U.S.	60,632	—	—
Securities sold under agreements to repurchase and Securities loaned(4)(5):
U.S.	105,898	156	0.6
Non-U.S.	69,612	201	1.2
Other:
U.S.	100,462	(250)	(1.0)
Non-U.S.	40,597	39	0.4

Total	$671,243	$1,151	0.7

Non-interest bearing liabilities and equity	159,884

Total liabilities and equity	$831,127

Net interest income and net interest rate spread		$110	—%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30, 2014
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$104,250	$1,193	1.5%
Non-U.S.	114,636	327	0.4
Available for sale securities:
U.S.	61,009	449	1.0
Loans:
U.S.	50,023	1,180	3.2
Non-U.S.	377	40	14.2
Interest bearing deposits with banks:
U.S.	35,563	55	0.2
Non-U.S.	6,170	26	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(2):
U.S.	175,724	(374)	(0.3)
Non-U.S.	84,468	135	0.2
Other:
U.S.	68,790	491	1.0
Non-U.S.	16,094	455	3.8

Total	$717,104	$3,977	0.7%

Non-interest earning assets	112,374

Total assets	$829,478

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$117,133	$42	—
Non-U.S.	209	2	1.3
Commercial paper and other short-term borrowings(3):
U.S.	927	1	0.1
Non-U.S.	620	2	0.4
Long-term debt(3):
U.S.	143,220	2,686	2.5
Non-U.S.	8,371	44	0.7
Trading liabilities(1):
U.S.	26,535	—	—
Non-U.S.	54,838	—	—
Securities sold under agreements to repurchase and Securities loaned(4):
U.S.	89,557	416	0.6
Non-U.S.	58,035	514	1.2
Other:
U.S.	116,708	(992)	(1.1)
Non-U.S.	48,449	130	0.4

Total	$664,602	$2,845	0.6

Non-interest bearing liabilities and equity	164,876

Total liabilities and equity	$829,478

Net interest income and net interest rate spread		$1,132	0.1%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30, 2013
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$122,089	$1,504	1.6%
Non-U.S.	101,226	238	0.3
Available for sale securities:
U.S.	42,392	317	1.0
Loans:
U.S.	32,284	741	3.1
Non-U.S.	522	49	12.6
Interest bearing deposits with banks:
U.S.	30,683	57	0.2
Non-U.S.	7,716	32	0.6
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(2)(5):
U.S.	188,057	(157)	(0.1)
Non-U.S.	98,894	133	0.2
Other:
U.S.	61,912	535	1.2
Non-U.S.	18,996	424	3.0

Total	$704,771	$3,873	0.7%

Non-interest earning assets	123,615

Total assets	$828,386

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$85,799	$126	0.2%
Non-U.S.	939	—	—
Commercial paper and other short-term borrowings(3):
U.S.	947	2	0.3
Non-U.S.	1,123	16	1.9
Long-term debt(3):
U.S.	152,684	2,781	2.4
Non-U.S.	14,388	53	0.5
Trading liabilities(1):
U.S.	33,844	—	—
Non-U.S.	61,083	—	—
Securities sold under agreements to repurchase and Securities loaned(4)(5):
U.S.	106,192	527	0.7
Non-U.S.	71,441	607	1.1
Other:
U.S.	96,583	(842)	(1.2)
Non-U.S.	36,268	107	0.4

Total	$661,291	$3,377	0.7

Non-interest bearing liabilities and equity	167,095

Total liabilities and equity	$828,386

Net interest income and net interest rate spread		$496	—%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading Assets:
U.S.	$(45)	$17	$(28)
Non-U.S.	5	37	42
Available for sale securities:
U.S.	52	(1)	51
Loans:
U.S.	152	28	180
Non-U.S.	(5)	—	(5)
Interest bearing deposits with banks:
U.S.	(10)	(2)	(12)
Non-U.S.	(4)	—	(4)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(5):
U.S.	1	(108)	(107)
Non-U.S.	(11)	11	—
Other:
U.S.	23	(28)	(5)
Non-U.S.	(29)	40	11

Change in interest income	$129	$(6)	$123

Interest bearing liabilities
Deposits:
U.S.	$10	$(42)	$(32)
Commercial paper and other short-term borrowings:
U.S.	—	—	—
Non-U.S.	(2)	(1)	(3)
Long-term debt:
U.S.	2	(93)	(91)
Non-U.S.	(10)	9	(1)
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	(37)	20	(17)
Non-U.S.	(64)	25	(39)
Other:
U.S.	(50)	(84)	(134)
Non-U.S.	10	(17)	(7)

Change in interest expense	$(141)	$(183)	$(324)

Change in net interest income	$270	$177	$447

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(220)	$(91)	$(311)
Non-U.S.	32	57	89
Available for sale securities:
U.S.	139	(7)	132
Loans:
U.S.	407	32	439
Non-U.S.	(14)	5	(9)
Interest bearing deposits with banks:
U.S.	9	(11)	(2)
Non-U.S.	(6)	—	(6)
Federal funds sold and securities purchased under agreements to resell and Securities borrowed(5):
U.S.	10	(227)	(217)
Non-U.S.	(19)	21	2
Other:
U.S.	59	(103)	(44)
Non-U.S.	(65)	96	31

Change in interest income	$332	$(228)	$104

Interest bearing liabilities
Deposits:
U.S.	$46	$(130)	$(84)
Non-U.S.	—	2	2
Commercial paper and other short-term borrowings:
U.S.	—	(1)	(1)
Non-U.S.	(7)	(7)	(14)
Long-term debt:
U.S.	(172)	77	(95)
Non-U.S.	(22)	13	(9)
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	(83)	(28)	(111)
Non-U.S.	(114)	21	(93)
Other:
U.S.	(175)	25	(150)
Non-U.S.	36	(13)	23

Change in interest expense	$(491)	$(41)	$(532)

Change in net interest income	$823	$(187)	$636

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.
(2)	Includes fees paid on securities borrowed.
(3)	The Company also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 4 to the condensed consolidated financial statements in Item 1).
(4)	Includes fees received on securities loaned.
(5)	During the fourth quarter of 2013, the Company identified that certain fees paid on securities borrowed which had been reported within Interest expense should have been reported within Interest income and that certain fees received on securities loaned which had been reported within Interest income should have been reported within Interest expense. The 2013 Form 10-K reflected the adjusted classification on a full year basis. To correct the corresponding 2013 quarterly periods to conform to the Form 10-K presentation, “Securities sold under agreements to repurchase and Securities loaned” and “Federal funds sold and securities purchased under agreements to resell and Securities borrowed” were reduced by $46 million and $237 million for the quarter and nine months ended September 30, 2013, respectively. This adjustment had no impact on net interest income.

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the “First Quarter Form 10-Q”) and June 30, 2014 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K, the First Quarter Form 10-Q, and the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters.

The Company is continuing to respond to subpoenas, requests for information and potential legal claims from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force (“RMBS Working Group”), such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgages backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit against the Company and several other defendants in the Circuit Court of the Commonwealth of Virginia related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties.

On October 7, 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and is seeking a meeting with the IL AG to present its defenses.

Class Actions.

On September 4, 2014, the court presiding in In re Morgan Stanley ERISA Litigation and Coulter v. Morgan Stanley & Co. Incorporated et al. denied plaintiffs’ motion to vacate the May 2014 decision by the United States Court of Appeals for the Second Circuit affirming the dismissals of the two actions.

On September 10, 2014, the court in In re Morgan Stanley Mortgage Pass-Through Certificates Litigation granted preliminary approval of the parties’ settlement. A final approval hearing is scheduled for December 18, 2014.

On September 30, 2014, the court in In re IndyMac Mortgage-Backed Securities Litigation granted preliminary approval of the parties’ settlement and set a final approval hearing for February 3, 2015.

Other Litigation.

On October 7, 2014, the court in Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. denied the Company’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, the Company filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015.

On August 8, 2014, the court in Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. granted in part and denied in part the defendants’ motion to dismiss. On September 3, 2014, the Company filed its answer to the complaint.

On September 25, 2014, the court in Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. granted in part and denied in part the defendants’ motion to dismiss.

On August 8, 2014, the court in Morgan Stanley Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. granted in part and denied in part the defendants’ motion to dismiss. On September 3, 2014, the Company filed its answer to the complaint.

On August 29, 2014, the Company filed its answer to the complaint in Bank Hapoalim B.M. v. Morgan Stanley et al. On September 18, 2014, the Company filed a notice of appeal from the ruling denying defendants’ motion to dismiss.

On August 4, 2014, claims regarding two certificates in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. were dismissed by stipulation. On October 13, 2014, the Company filed its answer to the complaint.

On October 30, 2014, the court in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. granted in part and denied in part the Company’s motion to dismiss.

On September 30, 2014, the court in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. denied defendants’ motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings.

On September 19, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Company in the Supreme Court of the State of New York, New York County (“Supreme Court of New York”) styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. The complaint asserts claims for breach of contract and alleges, among other things, that the net interest margin securities (“NIMS”) in the trust breached various representations and warranties. FGIC issued a financial guaranty policy with respect to certain notes that had an original balance of approximately $475 million. The complaint seeks, among other relief, specific performance of the NIM breach remedy procedures in the transaction documents, unspecified damages, reimbursement of certain payments made pursuant to the transaction documents, attorneys’ fees and interest.

On September 19, 2014, Deutsche Bank National Trust Company, in its capacity as trustee of Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC4, filed a summons with notice against the Company in the Supreme Court of New York styled Deutsche Bank National Trust Company, solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC, as successor-by-merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The notice seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory or equitable damages, indemnification, and interest.

On September 23, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Company in the Supreme Court of New York styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees and interest.

Matters Related to the CDS Market.

On September 4, 2014, the court in In Re: Credit Default Swaps Antitrust Litigation granted in part and denied in part the defendants’ motion to dismiss the second amended complaint.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2014.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(July 1, 2014—July 31, 2014)

Share Repurchase Program(A)	1,282,500	$33.03	1,282,500	$733
Employee Transactions(B)	197,800	$32.60	—	—

Month #2
(August 1, 2014—August 31, 2014)

Share Repurchase Program(A)	3,005,341	$32.18	3,005,341	$636
Employee Transactions(B)	88,519	$33.19	—	—

Month #3
(September 1, 2014—September 30, 2014)

Share Repurchase Program(A)	1,615,368	$34.81	1,615,368	$580
Employee Transactions(B)	108,386	$34.75	—	—

Total

Share Repurchase Program(A)	5,903,209	$33.08	5,903,209	$580
Employee Transactions(B)	394,705	$33.33	—	—

(A)	On December 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to $6 billion of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In March 2014, the Company received no objection from the Federal Reserve to repurchase up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015 under the Company’s 2014 capital plan. During the quarter ended September 30, 2014, the Company repurchased approximately $195 million of the Company’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units, and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate, and may be suspended at any time.

Item 6.	Exhibits.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: November 4, 2014

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended September 30, 2014

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009), as amended by the Certificate of Elimination of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (Exhibit 3.1 Morgan Stanley’s Current Report on Form 8-K dated July 20, 2011), as amended by the Certificate of Merger of Domestic Corporations dated December 29, 2011 (Exhibit 3.3 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2012), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E (Exhibit 2.5 to Morgan Stanley’s Registration Statement on Form 8-A dated September 27, 2013), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non- Cumulative Preferred Stock, Series F (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated December 9, 2013), as amended by the Certificate of Designation of Preferences and Rights of the 6.625% Non-Cumulative Preferred Stock, Series G (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated April 28, 2014), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non- Cumulative Preferred Stock, Series H (Exhibits 3.2 and 4.2 to Morgan Stanley’s Registration Statement on Form 8-K dated April 29, 2014), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated September 17, 2014).

10.1	Amendment to Morgan Stanley Supplemental Executive Retirement and Excess Plan, dated as of September 29, 2014.

10.2	Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of August 1, 2014.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated November 4, 2014, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income—Three Months and Nine Months Ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months and Nine Months Ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Changes in Total Equity—Nine Months Ended September 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1