Form 10-K
period 2014-12-31
MORGAN STANLEY
filed 2015-03-02
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2014

Commission File Number 1-11758

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1585 Broadway New York, NY 10036 (Address of principal executive offices, including zip code)	36-3145972 (I.R.S. Employer Identification No.)	(212) 761-4000 (Registrant’s telephone number, including area code)

Title of each class	Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series G, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I, $0.01 par value	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
5 3/4% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VI (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.60% Capital Securities of Morgan Stanley Capital Trust VII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
6.45% Capital Securities of Morgan Stanley Capital Trust VIII (and Registrant’s guaranty with respect thereto)	New York Stock Exchange
Market Vectors ETNs due March 31, 2020 (2 issuances); Market Vectors ETNs due April 30, 2020 (2 issuances)	NYSE Arca, Inc.
Morgan Stanley Cushing® MLP High Income Index ETNs due March 21, 2031	NYSE Arca, Inc.

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

Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of June 30, 2014, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $60,823,096,775. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of January 31, 2015, there were 1,976,612,907 shares of Registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2015 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

for the year ended December 31, 2014

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

•

the effect of market conditions, particularly in the global equity, fixed income, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate and energy markets;

•

the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary) and legal and regulatory actions in the United States of America (“U.S.”) and worldwide;

•	the level and volatility of equity, fixed income and commodity prices (including oil prices), interest rates, currency values and other market indices;

•	the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt;

•	investor, consumer and business sentiment and confidence in the financial markets;

•	the performance of our acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements;

•	our reputation and the general perception of the financial services industry;

•	inflation, natural disasters, pandemics and acts of war or terrorism;

•	the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations;

•	the effectiveness of our risk management policies;

•	technological changes and risks and cybersecurity risks (including cyber attacks and business continuity risks); and

•	other risks and uncertainties detailed under “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and elsewhere throughout this report.

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

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. The Company is a financial holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. At December 31, 2014, the Company had 55,802 employees worldwide. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Company,” “we,” “us” and “our” mean Morgan Stanley together with its consolidated subsidiaries.

Financial information concerning the Company, its business segments and geographic regions for each of the 12 months ended December 31, 2014 (“2014”), December 31, 2013 (“2013”) and December 31, 2012 (“2012”) is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

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

The Company’s internet site is www.morganstanley.com. You can access the Company’s Investor Relations webpage at www.morganstanley.com/about-us-ir. The Company makes available free of charge, on or through its Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of the Company’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

You can access information about the Company’s corporate governance at www.morganstanley.com/about-us-governance. The Company’s Corporate Governance webpage includes the Company’s Amended and Restated Certificate of Incorporation; Amended and Restated Bylaws; charters for its Audit Committee, Compensation, Management Development and Succession Committee, Nominating and Governance Committee, Operations and Technology Committee, and Risk Committee; Corporate Governance Policies; Policy Regarding Communication with the Company’s Board of Directors; Policy Regarding Director Candidates Recommended by Shareholders; Policy Regarding Corporate Political Activities; Policy Regarding Shareholder Rights Plan; Code of Ethics and Business Conduct; Code of Conduct; and Integrity Hotline information.

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

Institutional Securities.

The Company’s Institutional Securities business segment provides financial advisory and capital-raising services to a diverse group of corporate and other institutional clients globally, primarily through wholly owned subsidiaries that include Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”), and certain joint venture entities that include Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) and Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company, primarily through these entities, also conducts sales and trading activities worldwide, as principal and agent, and provides related financing services on behalf of institutional investors.

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

Corporate Lending.    The Company provides loans or lending commitments, including bridge financing, to select corporate clients through its subsidiaries, including Morgan Stanley Bank, N.A. (“MSBNA”). These loans and lending commitments have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged by the Company. The borrowers may be rated investment grade or non-investment grade.

Sales and Trading Activities.

The Company conducts sales, trading, financing and market-making activities on securities, swaps and futures, both on exchanges and in over-the-counter (“OTC”) markets around the world. The Company’s Institutional Securities sales and trading activities comprise Institutional Equity; Fixed Income and Commodities; Research; and Investments.

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

The Company trades, invests and makes markets in the spot, forward, OTC cleared and uncleared swaps, options and futures markets in several commodities, including metals (base and precious), agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas and related products and indices. The Company offers counterparties hedging programs relating to production, consumption, reserve/inventory management and structured transactions, including energy-contract securitizations and monetization. The Company is an electricity power marketer in the U.S. and owns electricity-generating facilities in the U.S. The Company owns a minority interest in Heidmar Holdings LLC, which owns a group of companies that provide international marine transportation and U.S. marine logistics services.

Research.    The Company’s research department (“Research”) coordinates globally across all of the Company’s businesses and consists of economists, strategists and industry analysts who engage in equity and fixed income research activities and produce reports and studies on the U.S. and global economy, financial markets, portfolio strategy, technical market analyses, individual companies and industry developments. Research examines worldwide trends covering numerous industries and individual companies, the majority of which are located outside the U.S.; provides analysis and forecasts relating to economic and monetary developments that affect matters such as interest rates, foreign currencies, securities, derivatives and economic trends; and provides analytical support and publishes reports on asset-backed securities and the markets in which such securities are traded; and data are disseminated to investors through third-party distributors, proprietary internet sites such as Client Linksm and Matrixsm, and the Company’s global representatives.

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

Wealth Management.

The Company’s Wealth Management business segment provides comprehensive financial services to clients through a network of 16,076 global representatives in 622 locations at year-end 2014. As of December 31, 2014, Wealth Management had $2,025 billion in client assets.

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

In addition, Wealth Management offers its clients access to several cash management services through various banks and other third parties, including deposits, debit cards, electronic bill payments and check writing, as well as lending products through affiliates such as MSBNA and Morgan Stanley Private Bank, National Association (“MSPBNA” and, together with MSBNA, the “U.S. Subsidiary Banks”), including securities-based lending, mortgage loans and home equity lines of credit. Wealth Management also offers access to trust and fiduciary services, offers access to cash management and commercial credit solutions to qualified small- and medium-sized businesses in the U.S., and provides individual and corporate retirement solutions, including individual retirement accounts and 401(k) plans and U.S. and global stock plan services to corporate executives and businesses.

Wealth Management provides clients a variety of ways to establish a relationship and conduct business, including brokerage accounts with transaction-based pricing and investment advisory accounts with asset-based fee pricing.

Operations and Information Technology.

The Company’s Operations and Information Technology departments provide the process and technology platform to support the Wealth Management business segment, including core securities processing, capital markets operations, product services, and alternative investments, margin, payments and related internal controls over activity from trade entry through settlement and custody. These activities are undertaken through the Company’s own facilities, through membership in various clearing and settlement organizations, and through agreements with affiliates and unaffiliated third parties.

Investment Management.

The Company’s Investment Management business segment, consisting of Traditional Asset Management, Alternative Investments, Merchant Banking and Real Estate Investing activities, is one of the largest global investment management organizations of any full-service financial services firm and offers clients a broad array of equity, fixed income, alternative investments, real estate and merchant banking strategies. Portfolio managers and other investment professionals located in the U.S., Europe and Asia manage investment products ranging from money market funds to equity and fixed income strategies, alternative investment and merchant banking products in developed and emerging markets across geographies and market capitalization ranges.

Institutional Investors.

The Company provides investment management strategies and products to institutional investors worldwide, including corporations, pension plans, endowments, foundations, sovereign wealth funds, insurance companies and banks through a broad range of pooled vehicles and separate accounts. Additionally, the Company provides sub-advisory services to various unaffiliated financial institutions and intermediaries. A Global Sales and Client Services team is engaged in business development and relationship management for consultants to help serve institutional clients.

Intermediary Clients and Individual Investors.

The Company offers open-end and alternative investment funds and separately managed accounts to individual investors through affiliated and unaffiliated broker-dealers, banks, insurance companies, financial planners and other intermediaries. Closed-end funds managed by the Company are available to individual investors through affiliated and unaffiliated broker-dealers. The Company also distributes mutual funds through numerous retirement plan platforms. Internationally, the Company distributes traditional investment products to individuals outside the U.S. through non-proprietary distributors and distributes alternative investment products through broker-dealers and banks.

Alternative Investments, Merchant Banking and Real Estate Investing.

The Company offers a range of alternative investment, real estate investing and merchant banking products for institutional investors and high net worth individuals. The Company’s alternative investments product mix includes funds of hedge funds, funds of private equity and real estate funds, portable alpha strategies and managed futures. The Company also holds minority stakes in Lansdowne Partners and Avenue Capital Group. The Company’s real estate and merchant banking businesses include its real estate investing business, private equity funds, credit investing group and infrastructure investing group. The Company typically acts as general partner of, and investment adviser to, its alternative investment, real estate and merchant banking funds and typically commits to invest a minority of the capital of such funds with subscribing investors contributing the majority.

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

Competition.

All aspects of the Company’s businesses are highly competitive, and the Company expects them to remain so. The Company competes in the U.S. and globally for clients, market share and human talent in all aspects of its business segments. The Company’s competitive position depends on its reputation and the quality and consistency of its long-term investment performance. The Company’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain highly qualified employees while managing compensation and other costs. The Company competes with commercial banks, brokerage firms, insurance companies, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds and private equity funds, energy companies and other companies offering financial or ancillary services in the U.S., globally and through the internet. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have left businesses, been acquired by or merged into other firms or have declared bankruptcy. Such changes could result in the Company’s remaining competitors gaining greater capital and other resources, such as the ability to offer a broader range of products and services and geographic diversity, or new competitors may emerge. See also “—Supervision and Regulation” below and “Risk Factors” in Part I, Item 1A.

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

It is possible that competition may become even more intense as the Company continues to compete with financial institutions that may be larger, or better capitalized, or may have a stronger local presence and longer operating history in certain areas. Many of these firms have the ability to offer a wide range of products and services that may enhance their competitive position and could result in pricing pressure on the Company’s businesses. Operating within the financial services industry on a global basis presents, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for the Company to remain competitive. In addition, the Company’s business is subject to increased regulation in the U.S. and abroad, while certain of its competitors may be subject to less stringent legal and regulatory regimes than the Company, thereby putting the Company at a competitive disadvantage.

The Company has experienced intense price competition in some of its businesses in recent years. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions and comparable fees. The trend toward direct access to automated, electronic markets will likely increase as additional markets move to more automated trading platforms. It is also possible that the Company will experience competitive pressures in these and other areas in the future as some of its competitors seek to obtain market share by reducing prices (in the form of commissions or pricing).

Investment Management.

Competition in the asset management industry is affected by several factors, including the Company’s reputation, investment objectives, quality of investment professionals, performance of investment strategies or product offerings relative to peers and an appropriate benchmark index, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels and investment pipelines, and the types and quality of products offered. The Company’s alternative investment products, such as private equity funds, real estate and funds of funds, compete with similar products offered by both alternative and traditional asset managers, who may be subject to less stringent legal and regulatory regimes than the Company.

Supervision and Regulation.

As a major financial services firm, the Company is subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where it conducts its business. Moreover, in response to the 2007–2008 financial crisis, legislators and regulators, both in the U.S. and worldwide, have adopted, continue to propose and are in the process of adopting, finalizing and implementing a wide range of reforms that are resulting in major changes to the way the Company is regulated and conducts its business. These reforms include the Dodd-Frank Act; risk-based capital, leverage and liquidity standards adopted by the Basel Committee on Banking Supervision (the “Basel Committee”), including Basel III, and the national implementation of those standards; and new resolution regimes that are being developed in the U.S. and other jurisdictions. While certain portions of these reforms are effective, others are still subject to final rulemaking or transition periods.

It is likely that 2015 and subsequent years will see further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

Financial Holding Company.

Consolidated Supervision.

The Company has operated as a bank holding company and financial holding company under the BHC Act since September 2008. As a bank holding company, the Company is subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve. As a result of the Dodd-Frank Act, the Federal Reserve also gained heightened authority to examine, prescribe regulations and take action with respect to all of the Company’s subsidiaries. In particular, as a result of the Dodd-Frank Act, the Company is, or will become, subject to (among other things) significantly revised and expanded regulation and supervision, to more intensive scrutiny of its businesses and plans for expansion of those businesses, to new activities limitations, to a systemic risk regime that imposes heightened capital and liquidity requirements, to new restrictions on activities and investments imposed by a section of the BHC Act added by the Dodd-Frank Act referred to as the “Volcker Rule” and to comprehensive new derivatives regulation. In addition, the Consumer Financial Protection Bureau has primary rulemaking, enforcement and examination authority over the Company and its subsidiaries with respect to federal consumer protection laws, to the extent applicable.

Scope of Permitted Activities.    The BHC Act places limits on the activities of bank holding companies and financial holding companies, and grants the Federal Reserve authority to limit the Company’s ability to conduct activities. The Company must obtain Federal Reserve Board (“FRB”) approval before engaging in certain banking and other financial activities both in the U.S. and internationally. Since becoming a bank holding company, the Company has disposed of certain nonconforming assets and conformed certain activities to the requirements of the BHC Act.

In addition, the Company continues to engage in discussions with the Federal Reserve regarding its commodities activities, as the BHC Act also grandfathers “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that the Company was engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions that are within the Company’s reasonable control are satisfied. If the Federal Reserve were to determine that any of the Company’s commodities activities did not qualify for the BHC Act grandfather exemption, then the Company would likely be required to divest any such activities that did not otherwise conform to the BHC Act. At this time, the Company believes, based on its interpretation of applicable law, that (i) such commodities activities qualify for the BHC Act grandfather exemption or otherwise conform to the BHC Act and (ii) if the Federal Reserve were to determine otherwise, any required divestment would not have a material adverse impact on its financial condition. After issuing an advance notice of proposed rulemaking in January 2014 on certain aspects of financial holding companies’ physical commodities activities and merchant banking investments in nonfinancial companies, the Federal Reserve stated that it is considering a range of possible actions to address the risks associated with these activities and investments, including additional capital, risk management and reporting requirements, and indicated that it will issue a formal notice of rulemaking regarding such matters in 2015.

Activities Restrictions under the Volcker Rule.    In December 2013, U.S. regulators issued final regulations to implement the Volcker Rule. The Volcker Rule will, over time, prohibit “banking entities,” including the Company and its affiliates, from engaging in certain prohibited “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market making-related activities, risk-mitigating hedging and certain other activities. The Volcker Rule will also require banking entities to either restructure or unwind certain investments and relationships with “covered funds,” as defined in the Volcker Rule, subject to certain exemptions and exclusions. Banking entities have until July 21, 2015 to bring all of their activities and investments into conformance with the Volcker Rule, subject to certain extensions. In addition, the Volcker Rule requires banking entities to establish comprehensive compliance programs designed to help ensure and monitor compliance with restrictions under the Volcker Rule.

The Volcker Rule also requires that certain deductions be made from a bank holding company’s Tier 1 capital for certain investments in covered funds. These deductions do not yet apply and in any event must be reconciled by the applicable regulators with the U.S. Basel III capital requirements discussed below.

The Company is taking steps to establish the necessary compliance programs to comply with the Volcker Rule. Given the complexity of the new framework, the full impact of the Volcker Rule is still uncertain and will ultimately depend on the interpretation and implementation by the five regulatory agencies responsible for its oversight.

Capital and Liquidity Standards.    The Federal Reserve establishes capital requirements for the Company and evaluates its compliance with such capital requirements. The Office of the Comptroller of the Currency (the “OCC”) establishes similar capital requirements and standards for the Company’s U.S. Subsidiary Banks.

The current risk-based and leverage capital framework governing the Company and its U.S. Subsidiary Banks is based on the Basel III capital standards established by the Basel Committee, as modified in certain respects by the U.S. banking agencies, and is referred to herein as “U.S. Basel III.” The Company and its U.S. Subsidiary Banks became subject to U.S. Basel III on January 1, 2014. Aspects of U.S. Basel III, such as the minimum risk-based capital ratio requirements, new capital buffers, and certain deductions from and adjustments to capital, will be phased in over several years. Prior to January 1, 2014, the Company and its U.S. Subsidiary Banks calculated regulatory capital ratios using the U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5.”

U.S. Basel III, which is aimed at increasing the quality and amount of regulatory capital, establishes Common Equity Tier 1 capital as a new tier of capital, increases minimum required risk-based capital ratios, provides for capital buffers above those minimum ratios, narrows the eligibility criteria for regulatory capital instruments, provides for new regulatory capital deductions and adjustments, modifies methods for calculating risk-weighted assets (“RWAs”)—the denominator of risk-based capital ratios—by, among other things, increasing counterparty credit risk capital requirements and, introduces a supplementary leverage ratio.

On a fully phased in basis, the Company will be subject to the following minimum capital ratios under U.S. Basel III: Common Equity Tier 1 capital ratio of 4.5%; Tier 1 capital ratio of 6.0%; Total capital ratio of 8.0%; Tier 1 leverage ratio of 4.0%; and supplementary leverage ratio of 3.0%. In addition, on a fully phased in basis by 2019, the Company will also be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer. The capital conservation buffer and countercyclical capital buffer, if any, apply over each of the Company’s Common Equity Tier 1, Tier 1 and Total risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. The Federal Reserve may require the Company and its peer financial holding companies to maintain risk and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

Effective January 1, 2015, the Company’s U.S. Subsidiary Banks qualify as “well-capitalized” under the higher capital requirements in U.S. Basel III, by maintaining a total risk-based capital ratio (total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a Common Equity Tier 1 risk-based capital ratio of at least 6.5%, and a Tier 1 leverage ratio (Tier 1 capital to average total consolidated assets) of at least 5%.

In addition, under U.S. Basel III, new items (including certain investments in the capital instruments of unconsolidated financial institutions) are deducted from the respective tiers of regulatory capital, and certain existing regulatory deductions and adjustments are modified or are no longer applicable. Most of these capital deductions are subject to a phase in schedule and will be fully phased in by 2018. Unrealized gains and losses on available-for-sale securities are reflected in Common Equity Tier 1 capital, subject to a phase in schedule.

On February 21, 2014, the Federal Reserve and the OCC approved the Company’s and its U.S. Subsidiary Banks’ respective use of the U.S. Basel III advanced internal ratings-based approach for determining credit risk capital requirements and advanced measurement approaches for determining operational risk capital requirements to calculate and publicly disclose their risk-based capital ratios beginning with the second quarter of 2014, subject to the “capital floor” discussed below (the “Advanced Approach”). As an Advanced Approach banking organization, the Company is required to compute risk-based capital ratios using both (i) standardized approaches for calculating credit risk weighted assets (“RWAs”) and market risk RWAs (the “Standardized Approach”); and (ii) an advanced internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs under U.S. Basel III.

To implement a provision of the Dodd-Frank Act, U.S. Basel III subjects Advanced Approach banking organizations that have been approved by their regulators to exit the parallel run, such as the Company, to a permanent “capital floor.” In 2014, as a result of the capital floor, an Advanced Approach banking organization’s binding risk-based capital ratios were the lower of its ratios computed under the Advanced Approach and U.S. Basel I as supplemented by Basel 2.5. Beginning on January 1, 2015, the Company’s ratios for regulatory purposes are the lower of the capital ratios computed under the Advanced Approach or the Standardized Approach under U.S. Basel III. The U.S. Basel III Standardized Approach modifies certain U.S. Basel I-based methods for calculating RWAs and prescribes new standardized risk weights for certain types of assets and exposures. The capital floor applies to the calculation of the minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed by banking regulators, the countercyclical capital buffer. The methods for calculating each of the Company’s risk-based capital ratios will change through January 1, 2022 as U.S. Basel III’s revisions to the numerator and denominator are phased in and as the Company calculates RWAs using the Advanced Approach and the Standardized Approach. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile.

U.S. Basel III also requires the Company and its U.S. Subsidiary Banks to comply with supplementary leverage ratio requirements, which U.S. banking regulators increased in 2014 above standards established by the Basel Committee. Specifically, beginning in 2018, the Company must maintain a Tier 1 supplementary leverage capital buffer of greater than 2% in addition to the 3% minimum supplementary leverage ratio (for a total of greater than 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. In addition, beginning in 2018, to be considered “well-capitalized” the Company’s U.S. Subsidiary Banks must maintain a supplementary leverage ratio of 6%. The denominator of the supplementary leverage ratio, as revised by the U.S. banking agencies in 2014 to conform with revised leverage standards adopted by the Basel Committee, is based on the average daily balance of consolidated on-balance sheet assets under generally accepted accounting principles in the U.S. (“U.S. GAAP”) less certain amounts deducted from Tier 1 capital at quarter-end and the average month-end balance of certain off-balance sheet exposures associated with derivatives (including centrally cleared derivatives and sold credit protection), repo-style transactions and other off-balance sheet items during the calendar quarter. The enhanced supplementary leverage ratio standards will become effective for both the Company and its U.S. Subsidiary Banks on January 1, 2018 with quarterly public disclosure beginning on January 1, 2015.

Although U.S. Basel III is in effect, the U.S. banking agencies and the Basel Committee have each proposed, or are considering proposing, revisions to the regulatory capital framework that would modify the regulatory capital standards governing the Company and its U.S. Subsidiary Banks. In December 2014, the Federal Reserve issued a proposed rule that would impose risk-based capital surcharges on U.S. bank holding companies that are identified as global systemically important banks (“G-SIBs”). Although the Federal Reserve’s proposal is based upon the Basel Committee’s international G-SIB surcharge framework, the methodologies proposed by the Federal Reserve generally would result in G-SIB surcharges that are higher than the levels required by the Basel Committee framework and would directly take into account the extent of each U.S. G-SIB’s reliance on short-term wholesale funding. Under the proposal, a bank holding company identified as a G-SIB would calculate its G-SIB surcharge under two methods. The first would consider the G-SIB’s size, interconnectedness, cross-

jurisdictional activity, substitutability, and complexity, which is generally consistent with the methodology developed by the Basel Committee. The second method would use similar inputs, but would replace substitutability with use of short-term wholesale funding and generally would result in higher surcharges than the Basel Committee framework. A G-SIB’s surcharge would be the higher of the surcharges determined under the two methods. Under the proposal, the G-SIB surcharge must be satisfied using Common Equity Tier 1 capital and would function as an extension of the capital conservation buffer. The Federal Reserve estimates that its proposal could result in G-SIB surcharges ranging from 1.0% to 4.5% of a G-SIB’s RWAs. The proposal would be phased in between January 1, 2016 and January 1, 2019.

The Basel Committee is in the process of considering revisions to various provisions of the Basel III framework that, if adopted by the U.S. banking agencies, could result in substantial changes to U.S. Basel III. In particular, the Basel Committee has finalized a new methodology for calculating counterparty credit risk exposures, the standardized approach for measuring counterparty credit risk exposures (“SA-CCR”); has finalized a revised framework establishing capital requirements for securitizations; and has proposed revisions to various regulatory capital standards. In each case, the impact of these revised standards on the Company and its U.S. Subsidiary Banks is uncertain and depends on future rulemakings by the U.S. banking agencies.

In addition to capital regulations, the U.S. banking agencies and the Basel Committee have adopted, or are in the process of considering, liquidity standards. The Basel Committee has developed two standards intended for use in liquidity risk supervision, the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”). The LCR generally requires banking organizations to maintain an amount of high-quality liquid assets that is no less than 100% of their total net cash outflows arising from significant stress over a prospective 30 calendar-day period.

In September 2014, U.S. banking regulators issued a final rule to implement the LCR in the U.S. (“U.S. LCR”). The U.S. LCR applies to the Company and its U.S. Subsidiary Banks. The U.S. LCR is more stringent in certain respects than the Basel Committee’s version of the LCR as it includes a generally narrower definition of debt and equity securities that qualify as high-quality liquid assets, different methodologies and assumptions for calculating net cash outflows during the 30-day stress period, a maturity mismatch add-on, and a shorter, two-year phase-in period that ends on December 31, 2016. Additionally, under the U.S. LCR, a banking organization must submit a liquidity compliance plan to its primary federal banking agency if it fails to maintain the minimum U.S. LCR requirement for three consecutive business days. Beginning on January 1, 2015, the Company and its U.S. Subsidiary Banks are required to maintain a minimum U.S. LCR of 80%. This minimum requirement will increase to 90% beginning on January 1, 2016, and will be fully phased in at 100% beginning on January 1, 2017. The Company and its U.S. Subsidiary Banks must calculate their respective LCR on a monthly basis during the period between January 1, 2015 and June 30, 2015, and on each business day starting on July 1, 2015.

The NSFR is defined as the ratio of the amount of available stable funding to the amount of required stable funding. The standard’s objective is to reduce funding risk over a one-year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress. In October 2014, the Basel Committee finalized revisions to the original December 2010 version of the NSFR. The U.S. banking agencies are expected to issue a proposal to implement the NSFR in the U.S. The Company continues to evaluate the NSFR and its potential impact on the Company’s current liquidity and funding requirements.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Basel Liquidity Framework and Regulatory Requirements” in Part II, Item 7.

Capital Planning, Stress Tests and Dividends.    Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including the Company, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework. Under the Federal Reserve’s capital plan rule, the Company must submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by the Company and the Federal Reserve.

The capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution (i.e., payments of dividends or stock repurchases), and any similar action that the Federal Reserve determines could impact the bank holding company’s consolidated capital. The capital plan must include a discussion of how the bank holding company will maintain capital above the minimum regulatory capital ratios, including the minimum ratios under U.S. Basel III that are phased in over the planning horizon, and above a Tier 1 common risk-based capital ratio of 5%, and serve as a source of strength to its subsidiary U.S. depository institutions under supervisory stress scenarios. The capital plan rule requires that such companies receive no objection from the Federal Reserve before making a capital distribution. In addition, even with an approved capital plan, the bank holding company must seek the approval of the Federal Reserve before making a capital distribution if, among other reasons, the bank holding company would not meet its regulatory capital requirements after making the proposed capital distribution. In addition to capital planning requirements, the OCC, the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) have the authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Company and its U.S. Subsidiary Banks, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. All of these policies and other requirements could affect the Company’s ability to pay dividends and/or repurchase stock, or require it to provide capital assistance to its U.S. Subsidiary Banks under circumstances which the Company would not otherwise decide to do so.

In addition, the Federal Reserve’s final rule on stress testing under the Dodd-Frank Act requires the Company to conduct semi-annual company-run stress tests. The rule also subjects the Company to an annual supervisory stress test conducted by the Federal Reserve. On January 5, 2015, the Company submitted the results of its semi-annual stress test to the Federal Reserve.

The Company expects that, on March 11, 2015, the Federal Reserve will provide its response to the Company’s 2015 capital plan (that was submitted to the Federal Reserve on January 5, 2015). The Company received no objection to its 2014 capital plan (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Management” in Part II, Item 7).

The Dodd-Frank Act also requires each of the Company’s U.S. Subsidiary Banks to conduct an annual stress test. MSBNA submitted its 2015 annual company-run stress tests to the OCC on January 5, 2015. MSPBNA will submit its 2015 annual company-run stress tests in March 2015.

See also “—Capital and Liquidity Standards” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Requirements” in Part II, Item 7.

Systemic Risk Regime.    The Dodd-Frank Act established a regulatory framework applicable to financial institutions deemed to pose systemic risks. Bank holding companies with $50 billion or more in consolidated assets, such as the Company, became automatically subject to the systemic risk regime in July 2010. A new oversight body, the Financial Stability Oversight Council (the “FSOC”), can recommend prudential standards, reporting and disclosure requirements for systemically important financial institutions to the Federal Reserve. The FSOC is also empowered to designate systemically important payment, clearing and settlement activities of financial institutions, subjecting them to prudential supervision and regulation and, assisted by the new Office of Financial Research within the U.S. Department of the Treasury (“U.S. Treasury”) (established by the Dodd-Frank Act), can gather data and reports from financial institutions, including the Company.

The systemic risk regime established by the Dodd-Frank Act, provides that, if the Federal Reserve determines that a systemically important financial institution poses a “grave threat” to U.S. financial stability, the Federal Reserve, with the FSOC’s approval, must limit that institution’s ability to merge, restrict its ability to offer financial products, require it to terminate activities, impose conditions on activities or, as a last resort, require it to dispose of assets. The Federal Reserve also has the ability to establish further standards, including those regarding contingent capital, enhanced public disclosures, and limits on short-term debt, including off-balance sheet exposures.

In February 2014, the Federal Reserve issued final rules to implement certain requirements of the Dodd-Frank Act’s enhanced prudential standards. Effective on January 1, 2015, the final rules require bank holding companies with $50 billion or more in total consolidated assets, such as the Company, to conduct internal liquidity stress tests, maintain unencumbered highly liquid assets to meet projected net cash outflows for 30 days over the range of liquidity stress scenarios used in internal stress tests, and comply with various liquidity risk management requirements. In addition, the final rules require institutions to comply with a range of risk management and corporate governance requirements, such as establishment of a risk committee of the board of directors and appointment of a chief risk officer, both of which the Company already has. Under the final rules, upon a grave threat determination by the FSOC, the Federal Reserve must require the affected bank holding company to maintain a debt-to-equity ratio of no more than 15-to-1 if the FSOC considers it necessary to mitigate the risk.

In addition, the Federal Reserve has proposed rules that would limit the aggregate exposure of each bank holding company with $500 billion or more in total consolidated assets, such as the Company, and each company designated by the FSOC, to other such institution to 10% of the aggregate capital and surplus of each institution, and limit the aggregate exposure of such institutions to any other unaffiliated counterparty to 25% of the institution’s aggregate capital and surplus. The proposed rules would also create a new early remediation framework to address financial distress or material management weaknesses determined with reference to four levels of early remediation, including heightened supervisory review, initial remediation, recovery, and resolution assessment, with specific limitations and requirements tied to each level. The Federal Reserve has stated that it will issue, at a later date, final rules establishing single counterparty credit limits and an early remediation framework.

See also “—Capital and Liquidity Standards” herein and “—Resolution and Recovery Planning” below.

Resolution and Recovery Planning.    Pursuant to the Dodd-Frank Act, the Company is required to submit to the Federal Reserve and the FDIC an annual resolution plan that describes its strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure of the Company. On August 5, 2014, the Federal Reserve and the FDIC notified the Company and 10 other large banking organizations that certain shortcomings in their 2013 resolution plans must be addressed in the 2015 resolution plans, which must be submitted on or before July 1, 2015. If the Federal Reserve and the FDIC were to determine that the Company’s resolution plan is not credible or would not facilitate an orderly resolution and the Company does not cure the plan’s deficiencies, the Company or any of its subsidiaries may be subjected to more stringent capital, leverage, or liquidity requirements or restrictions on its growth, activities, or operations, or the Company may be required to divest assets or operations.

In addition, MSBNA must submit to the FDIC an annual resolution plan that describes MSBNA’s strategy for a rapid and orderly resolution in the event of a material financial distress or failure of MSBNA. On December 17, 2014, the FDIC issued guidance regarding the resolution plans for insured depository institutions such as MSBNA, including requirements with respect to failure scenarios and the development and analysis of a range of realistic resolution strategies.

Further, the Company is required to submit an annual recovery plan to the Federal Reserve that outlines the steps that management could take over time to reduce risk, increase liquidity, and conserve capital in times of prolonged stress.

Certain of the Company’s foreign subsidiaries are also subject to resolution and recovery planning requirements in the jurisdictions in which they operate.

Under the Dodd-Frank Act, certain financial companies, including bank holding companies such as the Company and certain covered subsidiaries, can be subjected to resolution under an orderly liquidation authority with the FDIC appointed as receiver. A financial company whose largest U.S. subsidiary is a broker or dealer could be resolved under this authority only upon the recommendation of two-thirds of the FRB and two-thirds of the SEC Commissioners, on their own initiative or at the request of the U.S. Treasury Secretary, and in consultation with the FDIC as well as a determination by the U.S. Treasury Secretary in consultation with the President of the U.S.

The orderly liquidation authority rulemaking is proceeding in stages, with some regulations now finalized and others planned but not yet proposed. If the Company were subject to the orderly liquidation authority, the FDIC would have considerable powers, including (i) the power to remove officers and directors responsible for the Company’s failure and to appoint new directors and officers; (ii) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (iii) the ability to differentiate among creditors, including by treating junior creditors better than senior creditors, subject to a minimum recovery right to receive at least what they would have received in bankruptcy liquidation; and (iv) broad powers to administer the claims process to determine distributions from the assets of the receivership. In December 2013, the FDIC released its proposed single point of entry strategy for resolution of a systemically important financial institution under the orderly liquidation authority. The strategy involves placing the top-tier U.S. holding company in receivership and keeping its operating subsidiaries open and out of insolvency proceedings by transferring the operating subsidiaries to a new bridge holding company, recapitalizing the operating subsidiaries and imposing losses on the shareholders and creditors of the holding company in receivership according to their statutory order of priority.

The Federal Reserve has indicated that it may also introduce a requirement that certain large bank holding companies maintain a minimum amount of long-term debt at the holding company level to facilitate orderly resolution of those firms. In November 2014, the Financial Stability Board (“FSB”) issued a policy proposal to establish a minimum international standard for total loss-absorbing capacity (“TLAC”) for G-SIBs, in addition to regulatory capital requirements, in order to enhance the loss-absorbing and recapitalization capacity of such institutions in resolution. The FSB’s proposed minimum TLAC requirement would be set within the range of 16% to 20% of RWAs (excluding any applicable regulatory capital buffers, which would continue to be required in addition to the minimum TLAC requirement) and at least twice the minimum Basel III Tier 1 leverage ratio requirement. Regulators may also impose an additional TLAC requirement taking into account the G-SIB’s recovery and resolution plans, systemic footprint, business model, risk profile and organizational structure. The minimum TLAC requirement would apply to each entity to which resolution tools would be applied within a G-SIB. The FSB has proposed eligibility criteria for liabilities to qualify as TLAC and a requirement that TLAC-eligible liabilities be subordinated to non-TLAC-eligible liabilities. In addition, certain material entities that are not resolution entities would be subject to an internal TLAC requirement. According to the FSB, the conformance period for the TLAC requirement would not begin prior to January 1, 2019.

On November 12, 2014, the Company and certain of its subsidiaries adhered to the International Swaps and Derivatives Association (“ISDA”) 2014 Resolution Stay Protocol (the “Protocol”), which applies to OTC derivatives traded under ISDA Master Agreements. The Protocol overrides certain cross-default rights and certain other default rights related to the entry of an adhering dealer party or its affiliates into certain resolution proceedings. The Federal Reserve is expected to promulgate regulations implementing portions of the Protocol related to U.S. Bankruptcy Code and certain other matters, which are anticipated to take effect in 2016 or 2017.

As with other major financial companies, the combined effects of the orderly liquidation authority and of the FSB’s TLAC proposal and requirements that may be enacted by the Federal Reserve and the FDIC to facilitate the orderly resolution of G-SIBs, may make more uncertain recoveries by creditors of the parent holding company in the event of its resolution.

U.S. Subsidiary Banks.

U.S. Banking Institutions.    MSBNA, primarily a wholesale commercial bank, offers commercial lending and certain retail securities-based lending services in addition to deposit products. Certain foreign exchange activities are also conducted by MSBNA. MSBNA is an FDIC-insured national bank that is subject to supervision, regulation and examination by the OCC.

MSPBNA offers certain mortgage and other secured lending products primarily for customers of its affiliate retail broker-dealer, Morgan Stanley Smith Barney LLC (“MSSB LLC”). MSPBNA also offers certain deposit products, as well as prime brokerage custody services. MSPBNA is an FDIC-insured national bank that is subject to supervision, regulation and examination by the OCC.

Effective October 1, 2013, the lending limits applicable to the Company’s U.S. Subsidiary Banks were revised to take into account credit exposure arising from derivative transactions, securities lending, securities borrowing and repurchase and reverse repurchase agreements with third parties.

In September 2014, the OCC issued final risk governance guidelines to establish heightened standards for large national banks, and the guidelines apply to both MSBNA and MSPBNA. The final guidelines set minimum standards for the design and implementation of a bank’s risk governance framework and the oversight of that framework by a bank’s board of directors.

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” (“PCA”) with respect to a depository institution if that institution does not meet certain capital adequacy standards. Current PCA regulations generally apply only to insured banks and thrifts such as MSBNA or MSPBNA and not to their parent holding companies. The Federal Reserve is, however, subject to limitations, authorized to take appropriate action at the holding company level. In addition, as described above, under the systemic risk regime, the Company will become subject to an early remediation protocol in the event of financial distress. The Dodd-Frank Act also formalized the requirement that bank holding companies, such the Company, serve as a source of strength to their U.S. bank subsidiaries and commit resources to support these subsidiaries in the event such subsidiaries are in financial distress.

Transactions with Affiliates.    The Company’s U.S. Subsidiary Banks are subject to Sections 23A and 23B of the Federal Reserve Act, which impose restrictions on “covered transactions” with any affiliates. Covered transactions include any extension of credit to, purchase of assets from, and certain other transactions with an affiliate. These restrictions limit the total amount of credit exposure that the Company’s U.S. Subsidiary Banks may have to any one affiliate and to all affiliates, as well as collateral requirements, and they require all such transactions to be made on market terms. Effective July 2012, derivatives, securities borrowing and securities lending transactions between the Company’s U.S. Subsidiary Banks and their affiliates became subject to these restrictions. These reforms place limits on the Company’s U.S. Subsidiary Banks’ ability to engage in derivatives, repurchase agreements and securities lending transactions with other affiliates of the Company. The Federal Reserve has indicated that it will propose a rulemaking to implement these more recent restrictions, but has not yet done so.

In addition, the Volcker Rule generally prohibits covered transactions between (i) the Company or any of its affiliates and (ii) covered funds for which the Company or any of its affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor or other covered funds organized and offered by the Company or any of its affiliates pursuant to specific exemptions in the Volcker Rule.

FDIC Regulation.    An FDIC–insured depository institution is generally liable for any loss incurred or expected to be incurred by the FDIC in connection with the failure of an insured depository institution under common control by the same bank holding company. As commonly controlled FDIC-insured depository institutions, each of MSBNA and MSPBNA could be responsible for any loss to the FDIC from the failure of the other. In addition, both institutions are exposed to changes in the cost of FDIC insurance. In 2010, the FDIC adopted a restoration plan to replenish the reserve fund over a multi-year period. Under the Dodd-Frank Act, some of the restoration must be paid for exclusively by large depository institutions, including MSBNA, and FDIC deposit insurance assessments are calculated using a new methodology that generally favors banks that are mostly funded by deposits.

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

The SEC adopted rules requiring broker-dealers to maintain risk management controls and supervisory procedures with respect to providing access to securities markets, which became fully effective in 2012. In July 2012, the SEC adopted a rule requiring the creation of a consolidated audit trail, which, when implemented, will require broker-dealers to report into one consolidated audit trail comprehensive information about every material event in the lifecycle of every quote, order, and execution in all exchange-listed stocks and options, and may ultimately be expanded to other instruments.

It is possible that the SEC or self-regulatory organizations could propose or adopt additional market structure or other rules for equity and fixed income markets in the future. The provisions, new rules and proposals discussed above could result in increased costs and could otherwise adversely affect trading volumes and other conditions in the markets in which the Company operates.

Regulation of Futures Activities and Certain Commodities Activities.    MS&Co., as a futures commission merchant, and MSSB LLC, as an introducing broker, are subject to net capital requirements of, and their activities are regulated by, the U.S. Commodity Futures Trading Commission (the “CFTC”), the National Futures Association (the “NFA”), a registered futures association, and various commodity futures exchanges. MS&Co. and MSSB LLC and certain of their affiliates are registered members of the NFA in various capacities. Rules and regulations of the CFTC, NFA and commodity futures exchanges address obligations related to, among other things, the segregation of customer funds and the holding of a part of a secured amount, the use by futures commission merchants of customer funds, recordkeeping and reporting obligations of futures commission merchants and introducing brokers, risk disclosure, risk management and discretionary trading. Under rules finalized by the CFTC in November 2013 and effective in January 2014, MS&Co. and MSSB LLC are required to incorporate enhanced customer protections as part of their existing customer protection regime.

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

The Company’s commodities activities are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations in the U.S. and abroad. Intensified scrutiny of certain energy markets by U.S. federal, state and local authorities in the U.S. and abroad and by the public has resulted in increased regulatory and legal enforcement and remedial proceedings involving energy companies, including those engaged in power generation and liquid hydrocarbons trading. Terminal facilities and other assets relating to the Company’s commodities activities also are subject to environmental laws both in the U.S. and abroad. In addition, pipeline, transport and terminal operations are subject to state laws in connection with the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by the Company or locations to which the Company has sent wastes for disposal. See also “—Financial Holding Company—Scope of Permitted Activities” above.

Derivatives Regulation.    Through the Dodd-Frank Act, the Company faces a comprehensive U.S. regulatory regime for its activities in certain OTC derivatives. The regulation of “swaps” and “security-based swaps” (collectively, “Swaps”) in the U.S. is being, and will continue to be, effected and implemented through the CFTC, SEC and other agency regulations. The CFTC has completed the majority of its regulations in this area, most of which are in effect. The SEC has not yet adopted the majority of its Swaps regulations.

Subject to certain limited exceptions, the Dodd-Frank Act requires central clearing of certain types of Swaps, public and regulatory reporting, and mandatory trading on regulated exchanges or execution facilities. Reporting requirements for CFTC-regulated Swaps are now in effect and certain types of CFTC-regulated interest rate and index credit default swaps are subject to mandatory central clearing. Certain Swaps are also required to be traded on an exchange or execution facility.

The Dodd-Frank Act also requires the registration of “swap dealers” with the CFTC and “security-based swap dealers” with the SEC (collectively, “Swaps Entities”). Certain of the Company’s subsidiaries have registered with the CFTC as swap dealers and in the future additional subsidiaries may register with the CFTC. One or more subsidiaries of the Company will in the future be required to register with the SEC as security-based swap dealers.

Swaps Entities are or will be subject to a comprehensive regulatory regime with new obligations for the Swaps activities for which they are registered, including new capital requirements, a new margin regime for uncleared Swaps and a new segregation regime for collateral of counterparties to uncleared Swaps. Swaps Entities are subject to additional duties, including, among others, internal and external business conduct and documentation standards with respect to their Swaps counterparties and recordkeeping.

The specific parameters of some of these requirements for Swaps have been and continue to be developed through the CFTC, SEC and bank regulator rulemakings. In particular, in September 2014, the CFTC and the U.S. banking regulators re-proposed their rules on margin requirements for uncleared Swaps. The full impact on the Company of the U.S. agencies’ margin and capital requirements for Swaps Entities will not be known with certainty until the requirements are finalized. In December 2014, the CFTC re-opened the comment period on re-proposed rules that, if finalized as proposed, would limit positions in 28 agricultural, energy and metals commodities, including Swaps, futures and options that are economically equivalent to those commodity contracts. Through this re-proposal, the CFTC is taking steps to institute position limits that were previously finalized in November 2011 but were vacated by a federal court in September 2012.

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

The European Union (“E.U.”) has adopted and implemented certain rules relating to the OTC derivatives market and these rules imposed regulatory reporting beginning in February 2014. The E.U. plans to impose central clearing requirements on OTC derivatives beginning in 2015 and has started reviewing and adopting determinations of equivalence of the regulatory regimes for central counterparties and trade repositories, and of risk mitigation requirements. In April 2014, E.U. regulators also proposed margin requirements for uncleared Swaps. In addition, other non-U.S. jurisdictions are in the process of adopting and implementing legislation emanating from the G-20 commitments that will require, among other things, the central clearing of certain OTC derivatives, mandatory reporting of derivatives and bilateral risk mitigation procedures for non-cleared trades. It remains unclear at present how the non-U.S. and U.S. derivatives regulatory regimes will interact.

Credit Risk Retention.    In October 2014, federal regulatory agencies issued final rules to implement the credit risk retention requirements of Section 941 of the Dodd-Frank Act, which generally require securitizers of different types of asset-backed securitizations, including transactions backed by residential mortgages, commercial mortgages, and corporate, credit card and auto loans, to retain at least 5% of the credit risk of the assets being securitized. Compliance with respect to new securitization transactions backed by residential mortgages is required beginning December 24, 2015 and with respect to new securitization transactions backed by other types of assets beginning December 24, 2016. The Company continues to evaluate the final rules and assess their impact on its securitization activities.

Non-U.S. Regulation.    The Company’s Institutional Securities businesses also are regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. Non-U.S. policy makers and regulators, including the European Commission and European Supervisory Authorities, continue to propose and adopt numerous market reforms, including those that may further impact the structure of banks, and formulate regulatory standards and measures that will be of relevance and importance to the Company’s European operations. Certain Morgan Stanley subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the Prudential Regulation Authority (“PRA”), the Financial Conduct Authority (“FCA”) and several securities and futures exchanges in the United Kingdom (“U.K.”), including the London Stock Exchange and ICE Futures Europe, regulate the Company’s activities in the U.K.; the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) and the Deutsche Börse AG regulate its activities in the Federal Republic of Germany; Eidgenössische Finanzmarktaufsicht (the Financial Market Supervisory Authority) regulates its activities in Switzerland; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, including the Tokyo Stock Exchange, the Osaka Securities Exchange and the Tokyo International Financial Futures Exchange, regulate its activities in Japan; the Hong Kong Securities and Futures Commission, the Hong Kong Monetary Authority and the Hong Kong Exchanges and Clearing Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Limited regulate its business in Singapore.

Regulators in the U.K., E.U. and other major jurisdictions have also finalized or are in the process of proposing or finalizing risk-based capital, leverage capital, liquidity, banking structural reforms and other regulatory standards applicable to certain Morgan Stanley subsidiaries that operate in those jurisdictions. For example, the Company’s primary broker-dealer in the U.K., MSIP, is subject to regulation and supervision by the PRA with respect to prudential matters. As a prudential regulator, the PRA seeks to promote the safety and soundness of the firms that it regulates and to minimize the adverse effects that such firms may have on the stability of the U.K. financial system. The PRA has broad legal authority to establish prudential and other standards to pursue these objectives, including approvals of relevant regulatory models, as well as to bring public and non-public disciplinary actions against regulated firms to address noncompliance with such standards. MSIP is also regulated and supervised by the FCA with respect to business conduct matters. On January 1, 2014, MSIP became subject to the Capital Requirements Regulation and Capital Requirements Directive (collectively, “CRD IV”), which implements the Basel III and other regulatory requirements for E.U. credit institutions and investment firms, including MSIP. European Market Infrastructure Regulation introduces new requirements regarding the central clearing and reporting of derivatives. In addition, the E.U. Bank Recovery and Resolution Directive (“BRRD”) has established a recovery and resolution framework for E.U. credit institutions and investment firms, including MSIP. E.U. Member States were required to apply provisions implementing the BRRD as of January 1, 2015, subject to certain exemptions. A recast Markets in Financial Instruments Directive (“MiFID II”) and a new Markets in Financial Instruments Regulation (“MiFIR”) have also been adopted and will introduce various trading and market infrastructure reforms in the E.U. MiFID II and MiFIR are to apply from January 3, 2017, subject to certain exemptions.

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

The Company’s Investment Management business is also regulated outside the U.S. For example, the FCA is the primary regulator of the Company’s business in the U.K.; the Financial Services Agency regulates the Company’s business in Japan; the Hong Kong Securities and Futures Commission regulates the Company’s business in Hong Kong; and the Monetary Authority of Singapore regulates the Company’s business in Singapore.

Anti-Money Laundering and Economic Sanctions.

The Company’s Anti-Money Laundering (“AML”) program is coordinated on an enterprise-wide basis. In the U.S., for example, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, bank holding company subsidiaries, broker-dealers, futures commission merchants, introducing brokers and mutual funds to implement AML programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement AML programs. The Company has implemented policies, procedures and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which target foreign countries, entities and individuals based on external threats to U.S. foreign policy, national security or economic interests, and as applicable similar sanctions programs imposed by foreign governments or global or regional multilateral organizations such as the United Nations Security Council and the E.U. Council.

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

Protection of Client Information.

Many aspects of the Company’s businesses are subject to legal requirements concerning the use and protection of certain customer information, including those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the E.U. Data Protection Directive and various laws in Asia, including the Japanese Personal Information (Protection) Law, the Hong Kong Personal Data (Protection) Ordinance and the Australian Privacy Act. The Company has adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions.

Research.

Both U.S. and non-U.S. regulators continue to focus on research conflicts of interest. Research-related regulations have been implemented in many jurisdictions. In November 2014, FINRA proposed to amend its equity research rules and adopt new rules for debt research. New and revised requirements resulting from these regulations and the global research settlement with U.S. federal and state regulators (to which the Company is a party) have necessitated the development or enhancement of corresponding policies and procedures.

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

The Company is subject to the compensation-related provisions of the Dodd-Frank Act, which may impact its compensation practices. Pursuant to the Dodd-Frank Act, among other things, federal regulators, including the Federal Reserve, must prescribe regulations to require covered financial institutions, including the Company, to report the structures of all of their incentive-based compensation arrangements and prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing employees, directors or principal shareholders with compensation that is excessive or that could lead to material financial loss to the covered financial institution. In April 2011, seven federal agencies, including the Federal Reserve, jointly proposed an interagency rule implementing this requirement. Further, pursuant to the Dodd-Frank Act, the SEC must direct listing exchanges to require companies to implement policies relating to disclosure of incentive-based compensation that is based on publicly reported financial information and the clawback of such compensation from current or former executive officers following certain accounting restatements.

In addition to the guidelines issued by the Federal Reserve and referenced above, the Company’s compensation practices may also be impacted by other regulations, including those relating to the E.U. CRD IV, the Alternative Investment Fund Managers Directive, the fifth Undertakings for Collective Investment in Transferable Securities Directive, the Markets in Financial Instruments Directive and the future second Markets in Financial Instruments Directive and Regulation. The Company’s compensation practices with respect to certain employees whose activities have a material impact on the risk profile of the Company’s E.U. operations are subject to the CRD IV and related E.U. and local Member State regulations, including, amongst others, a cap on the ratio of variable remuneration to fixed remuneration and other variable remuneration restrictions. In the U.K., the remuneration of certain employees of banks and other firms is governed by the Remuneration Codes in the PRA and FCA Handbooks, including since January 1, 2014, provisions that implement the CRD IV as well as additional U.K. requirements.

For a discussion of certain risks relating to the Company’s regulatory environment, see “Risk Factors” in Part I, Item 1A.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley and their ages and titles as of March 2, 2015 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Gregory J. Fleming (52).    Executive Vice President (since February 2010), President of Investment Management (since February 2010) and President of Wealth Management of Morgan Stanley (since January 2011). President of Research of Morgan Stanley (February 2010 to January 2011). Senior Research Scholar at Yale Law School and Distinguished Visiting Fellow of the Center for the Study of Corporate Law at Yale Law School (January 2009 to December 2009). President of Merrill Lynch & Co., Inc. (“Merrill Lynch”) (February 2008 to January 2009). Co-President of Merrill Lynch (May 2007 to February 2008). Executive Vice President and Co-President of the Global Markets and Investment Banking Group of Merrill Lynch (August 2003 to May 2007).

James P. Gorman (56).    Chairman of the Board of Directors and Chief Executive Officer of Morgan Stanley (since January 2012). President and Chief Executive Officer (January 2010 through December 2011) and member of the Board of Directors (since January 2010). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief Operating Officer of Wealth Management (February 2006 to April 2008).

Eric F. Grossman (48).    Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to

September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Wealth Management (November 2008 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).

Keishi Hotsuki (52).    Executive Vice President (since May 2014) and Chief Risk Officer of Morgan Stanley (since May 2011). Interim Chief Risk Officer (January 2011 to May 2011) and Head of Market Risk Department (March 2008 to April 2014). Director of Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (since May 2010). Global Head of Market Risk Management at Merrill Lynch (June 2005 to September 2007).

Colm Kelleher (57).    Executive Vice President (since October 2007), President of Institutional Securities (since January 2013) and of Head of International (since January 2011) of Morgan Stanley. Co-President of Institutional Securities (January 2010 to December 2012). Chief Financial Officer and Co-Head of Strategic Planning (October 2007 to December 2009). Head of Global Capital Markets (February 2006 to October 2007). Co-Head of Fixed Income Europe (May 2004 to February 2006).

Ruth Porat (57).    Executive Vice President and Chief Financial Officer of Morgan Stanley (since January 2010). Vice Chairman of Investment Banking (September 2003 to December 2009). Global Head of Financial Institutions Group (September 2006 to December 2009) and Chairman of the Financial Sponsors Group (July 2004 to September 2006) within Investment Banking.

James A. Rosenthal (61).    Executive Vice President and Chief Operating Officer of Morgan Stanley (since January 2011). Head of Corporate Strategy (January 2010 to May 2011). Chief Operating Officer of Wealth Management (January 2010 to August 2011). Head of Firmwide Technology and Operations of Morgan Stanley (March 2008 to January 2010). Chief Financial Officer of Tishman Speyer (May 2006 to March 2008).

Item 1A.    Risk Factors.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio owned by us. For more information on how we monitor and manage market risk, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A.

Our results of operations may be materially affected by market fluctuations and by global and economic conditions and other factors.

Our results of operations may be materially affected by market fluctuations due to global and economic conditions and other factors. Our results of operations in the past have been, and in the future may be, materially affected by many factors, including the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, currency, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate and energy markets; the impact of current, pending and future legislation (including the Dodd-Frank Act), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary), and legal and regulatory actions in the U.S. and worldwide; the level and volatility of equity, fixed income and commodity prices (including oil prices), interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of our acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements (including with Mitsubishi UFJ Financial Group, Inc. (“MUFG”)); our reputation and the general perception of the financial services industry; inflation, natural disasters, pandemics and acts of war or terrorism; the actions and initiatives of current and potential competitors, as well as governments, regulators and self-regulatory organizations; the effectiveness of our risk management policies; and technological changes and risks and cybersecurity risks (including cyber attacks and business continuity risks); or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to our businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on our ability to achieve our strategic objectives.

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

Market volatility, illiquid market conditions and disruptions in the credit markets make it extremely difficult to value certain of our financial instruments, particularly during periods of market displacement. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these instruments in future periods. In addition, at the time of any sales and settlements of these financial instruments, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of our financial instruments, which may have an adverse effect on our results of operations in future periods.

In addition, financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale. Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. However, severe market events have historically been difficult to predict, as seen in the last several years, and we could realize significant losses if extreme market events were to occur.

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

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. For more information on how we monitor and manage credit risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A.

We are exposed to the risk that third parties that are indebted to us will not perform their obligations.

We incur significant credit risk exposure through our Institutional Securities business segment. This risk may arise from a variety of business activities, including but not limited to entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; extending credit to clients through various lending commitments; providing short or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; posting margin and/or collateral and other commitments to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties; and investing and trading in securities and loan pools whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

We also incur credit risk in our Wealth Management business segment lending to mainly individual investors, including, but not limited to, margin and securities-based loans collateralized by securities, residential mortgage loans and home equity lines of credit.

While we believe current valuations and reserves adequately address our perceived levels of risk, there is a possibility that adverse difficult economic conditions may negatively impact our clients and our current credit exposures. In addition, as a clearing member of several central counterparties, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

A default by a large financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. For example, increased centralization of trading activities through particular clearing houses, central agents or exchanges as required by provisions of the Dodd-Frank Act may increase our concentration of risk with respect to these entities. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact with on a daily basis, and therefore could adversely affect us. See also “Systemic Risk Regime” under “Business—Supervision and Regulation—Financial Holding Company” in Part I, Item 1.

Operational Risk.

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, theft, legal and compliance risks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Operational Risk” in Part II, Item 7A.

We are subject to operational risks, including a failure, breach or other disruption of our operational or security systems, that could adversely affect our businesses or reputation.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. In some of our businesses, the transactions we process are complex. In addition, we may introduce new products or services or change processes, resulting in new operational risk that we may not fully appreciate or identify. The technology used is increasingly complex and relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We perform the functions required to operate our different businesses either by ourselves or through agreements with third parties. We rely on the ability of our employees, our internal systems and systems at technology centers operated by unaffiliated third parties to process a high volume of transactions.

As a major participant in the global capital markets, we maintain extensive controls to reduce the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, systems or processes or due to fraud. Nevertheless, such risk cannot be completely eliminated.

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

Despite the business contingency plans we have in place, there can be no assurance that such plans will fully mitigate all potential business continuity risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the New York metropolitan area, London, Hong Kong and Tokyo as well as Mumbai, Budapest, Glasgow and Baltimore. This may include a disruption involving physical site access, cyber incidents, terrorist activities, disease pandemics, catastrophic events, natural disasters, extreme weather events, electrical, environmental, computer servers, communications or other services we use, our employees or third parties with whom we conduct business.

Although we devote significant resources to maintaining and upgrading our systems and networks with measures such as intrusion and detection prevention systems, monitoring firewalls to safeguard critical business applications, and supervising third party providers that have access to our systems, there is no guarantee that these measures or any other measures can provide absolute security. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. Like other financial services firms, we and our third party providers continue to be the subject of attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks and other events. These threats may derive from human error, fraud or malice on the part of our employees or third parties, including third party providers, or may result from accidental technological failure. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends. Any of these parties may also attempt to fraudulently induce employees, customers, clients, third parties or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. There can be no assurance that such unauthorized access or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale.

If one or more of these events occur, it could result in a security impact on our systems and jeopardize our or our clients’, partners’ or counterparties’ personal, confidential, proprietary or other information processed and stored in, and transmitted through, our and our third party providers’ computer systems. Furthermore, such events could cause interruptions or malfunctions in our, our clients’, partners’, counterparties’ or third parties’ operations, which could result in reputational damage with our clients and the market, client dissatisfaction, additional costs to us (such as repairing systems or adding new personnel or protection technologies), regulatory investigations, litigation or enforcement or regulatory fines or penalties, all or any of which could adversely affect our business, financial condition or results of operations.

Given our global footprint and the high volume of transactions we process, the large number of clients, partners and counterparties with which we do business, and the increasing sophistication of cyber attacks, a cyber attack could occur without detection for an extended period of time. In addition, we expect that any investigation of a cyber attack will be inherently unpredictable and it may take time before any investigation is complete and full and reliable information is available. During such time we may not know the extent of the harm or how best to remediate it and certain errors or actions may be repeated or compounded before they are discovered and rectified, all or any of which would further increase the costs and consequences of a cyber attack.

While many of our agreements with partners and third party vendors include indemnification provisions, we may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses. In addition, although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

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

Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding the remaining sovereign debt issues in Europe or fiscal matters in the U.S., could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as an incurrence of large trading losses, a downgrade by the rating agencies, a decline in the level of our business activity, or if regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount to market value, either of which could adversely affect our results of operations, cash flows and financial condition.

Our borrowing costs and access to the debt capital markets depend significantly on our credit ratings.

The cost and availability of unsecured financing generally are impacted by our short-term and long-term credit ratings. The rating agencies are continuing to monitor certain issuer specific factors that are important to the determination of our credit ratings, including governance, the level and quality of earnings, capital adequacy, funding and liquidity, risk appetite and management, asset quality, strategic direction, and business mix. Additionally, the rating agencies will look at other industry-wide factors such as regulatory or legislative changes, macro-economic environment, and perceived levels of government support, and it is possible that they could downgrade our ratings and those of similar institutions. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Credit Ratings” in Part II, Item 7.

Our credit ratings also can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate Swaps. In connection with certain OTC trading agreements and certain other agreements associated with our Institutional Securities business segment, we may be required to provide additional collateral to, or immediately settle any outstanding liability balance with, certain counterparties in the event of a credit ratings downgrade. Termination of our trading and other agreements could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. The additional collateral or termination payments which may occur in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investor Services and Standard & Poor’s Rating Services. At December 31, 2014, the future potential collateral amounts and termination payments that could be called or required by counterparties, exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,856 million and an incremental $2,984 million, respectively.

We are a holding company and depend on payments from our subsidiaries.

The parent holding company depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Regulatory, tax restrictions or elections and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws, regulations and self-regulatory organization rules that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances, including steps to “ring fence” entities by regulators outside of the U.S. to protect clients and creditors of such entities in the event of financial difficulties involving such entities. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends or repurchase our common stock. The OCC, the Federal Reserve and the FDIC have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our U.S. Subsidiary Banks.

Our liquidity and financial condition have in the past been, and in the future could be, adversely affected by U.S. and international markets and economic conditions.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity markets, or to access secured lending markets, has in the past been, and could in the future be, adversely affected by conditions in the U.S. and international markets and economies. Global market and economic conditions have been particularly disrupted and volatile in the last several years and may be in the future. In particular, our cost and availability of funding in the past have been, and may in the future be, adversely affected by illiquid credit markets and wider credit spreads. Significant turbulence in the U.S., the E.U. and other international markets and economies could adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Legal, Regulatory and Compliance Risk.

Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss including fines, penalties, judgments, damages and/or settlements, or loss to reputation we may suffer as a result of our failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. In today’s environment of rapid and possibly transformational regulatory change, we also view regulatory change as a component of legal, regulatory and compliance risk. For more information on how we monitor and manage legal, regulatory and compliance risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Legal and Compliance Risk” in Part II, Item 7A.

The financial services industry is subject to extensive regulation, which is undergoing major changes that will impact our business.

Like other major financial services firms, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we conduct our business. These laws and regulations significantly affect the way we do business and can restrict the scope of our existing businesses and limit our ability to expand our product offerings and pursue certain investments.

In response to the financial crisis, legislators and regulators, both in the U.S. and worldwide, have adopted, continue to propose and are in the process of adopting, finalizing and implementing a wide range of financial market reforms that are resulting in major changes to the way our global operations are regulated and conducted. In particular, as a result of these reforms, we are, or will become, subject to (among other things) significantly revised and expanded regulation and supervision, more intensive scrutiny of our businesses and any plans for expansion of those businesses, new activities limitations, a systemic risk regime that imposes heightened capital and liquidity requirements and other enhanced prudential standards, new resolution regimes and resolution planning requirements, new restrictions on activities and investments imposed by the Volcker Rule, and comprehensive new derivatives regulation. While certain portions of these reforms are effective, others are still subject to final rulemaking or transition periods. Many of the changes required by these reforms could materially impact the profitability of our businesses and the value of assets we hold, expose us to additional costs, require changes to business practices or force us to discontinue businesses, adversely affect our ability to pay dividends and repurchase our stock, or require us to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, regulatory requirements that are being proposed by foreign policymakers and regulators may be inconsistent or conflict with regulations that we are subject to in the U.S. and, if adopted, may adversely affect us. While there continues to be uncertainty about the full impact of these changes, we do know that the Company is and will continue to be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor for compliance in the future.

For example, the Volcker Rule provisions of the Dodd-Frank Act will have an impact on us, including potentially limiting various aspects of our business. We are continuing our review of activities that may be affected by the Volcker Rule and are taking steps to establish the necessary compliance programs to comply with the Volcker Rule. Given the complexity of the new framework, the full impact of the Volcker Rule is still uncertain and will ultimately depend on the interpretation and implementation by the five regulatory agencies responsible for its oversight.

The financial services industry faces substantial litigation and is subject to extensive regulatory investigations, and we may face damage to our reputation and legal liability.

As a global financial services firm, we face the risk of investigations and proceedings by governmental and self-regulatory organizations in all countries in which we conduct our business. Interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the financial services industry, including us. Significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business. The Dodd-Frank Act also provides compensation to whistleblowers who present the SEC or CFTC with information related to securities or commodities law violations that leads to a successful enforcement action. As a result of this compensation, it is possible we could face an increased number of investigations by the SEC or CFTC.

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

We may be responsible for representations and warranties associated with residential and commercial real estate loans and may incur losses in excess of our reserves.

We originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. Between 2004 and December 31, 2014, we sponsored residential mortgage-backed securities transactions containing approximately $148.0 billion of residential loans, primarily in the U.S. Of that amount, we made representations and warranties concerning approximately $47.0 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21.0 billion of loans. At December 31, 2014, the current unpaid principal balance (“UPB”) for all the U.S. residential loans subject to such representations and warranties was approximately $15.5 billion and the cumulative losses associated with such loans were approximately $14.1 billion. We did not make, or otherwise agree to be responsible, for the representations and warranties made by third party sellers on approximately $79.9 billion of residential loans that we securitized during that time period. We have not made representations and warranties on loans deposited into any U.S. RMBS transactions since 2007.

We have also made representations and warranties in connection with our role as an originator of certain commercial mortgage loans that we securitized in commercial mortgage-backed securities (“CMBS”). Between 2004 and December 31, 2014, we originated approximately $56.0 billion and $7.0 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that were placed into CMBS sponsored by us. At December 31, 2014, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties was $33.7 billion. At December 31, 2014, the current UPB when known for all non-U.S. commercial mortgage loans, subject to such representations and warranties was approximately $1.8 billion and the UPB at the time of sale when the current UPB is not known was $0.4 billion.

We currently have several legal proceedings related to claims for alleged breaches of representations and warranties. If there are decisions adverse to us in those legal proceedings, we may incur losses substantially in excess of our reserves. In addition, our reserves are based, in part, on certain factual and legal assumptions. If those assumptions are incorrect and need to be revised, we may need to adjust our reserves substantially.

Our commodities activities subject us to extensive regulation, potential catastrophic events and environmental risks and regulation that may expose us to significant costs and liabilities.

In connection with the commodities activities in our Institutional Securities business segment, we engage in the production, storage, transportation, marketing and trading of several commodities, including metals (base and precious), crude oil, oil products, natural gas, electric power, emission credits, coal, freight, liquefied natural gas and related products and indices. In addition, we are an electricity power marketer in the U.S. and own electricity generating facilities in the U.S. and own a minority interest in Heidmar Holdings LLC, which owns a group of companies that provide international marine transportation and U.S. marine logistics services. As a result of these activities, we are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations. In addition, liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas. Further, through these activities we are exposed to regulatory, physical and certain indirect risks associated with climate change. Our commodities business also exposes us to the risk of unforeseen and catastrophic events, including natural disasters, leaks, spills, explosions, release of toxic substances, fires, accidents on land and at sea, wars, and terrorist attacks that could result in personal injuries, loss of life, property damage, and suspension of operations.

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

We continue to engage in discussions with the Federal Reserve regarding our commodities activities, as the BHC Act provides a grandfather exemption for “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that we were engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions that are within our reasonable control are satisfied. If the Federal Reserve were to determine that any of our commodities activities did not qualify for the BHC Act grandfather exemption, then we would likely be required to divest any such activities that did not otherwise conform to the BHC Act. See also “Scope of Permitted Activities” under “Business—Supervision and Regulation” in Part I, Item 1.

We also expect the other laws and regulations affecting our commodities business to increase in both scope and complexity. During the past several years, intensified scrutiny of certain energy markets by federal, state and local authorities in the U.S. and abroad and the public has resulted in increased regulatory and legal enforcement, litigation and remedial proceedings involving companies conducting the activities in which we are engaged. For example, the U.S. and the E.U. have increased their focus on the energy markets which has resulted in increased regulation of companies participating in the energy markets, including those engaged in power generation and liquid hydrocarbons trading. In addition, new regulation of OTC derivatives markets in the U.S. and similar legislation proposed or adopted abroad will impose significant new costs and impose new requirements on our commodities derivatives activities. We may incur substantial costs or loss of revenue in complying with current or future laws and regulations and our overall businesses and reputation may be adversely affected by the current legal environment. In addition, failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties.

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

Our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions. Our status as a bank holding company supervised by the Federal Reserve subjects us to direct Federal Reserve scrutiny with respect to transactions between our U.S. Subsidiary Banks and their affiliates.

Risk Management.

Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our risk management strategies, including our hedging strategies, may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. As our businesses change and grow, and the markets in which we operate evolve, our risk management strategies may not always adapt with those changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. For example, market conditions during the financial crisis involved unprecedented dislocations and highlight the limitations inherent in using historical information to manage risk. Management of market, credit, liquidity, operational, legal, regulatory and compliance risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Our trading risk management strategies and techniques also seek to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. For example, to the extent that our trading or investing activities involve less liquid trading markets or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. We may, therefore, incur losses in the course of our trading or investing activities. For more information on how we monitor and manage market and certain other risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A.

Competitive Environment.

We face strong competition from other financial services firms, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry and all aspects of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial or ancillary services in the U.S., globally and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, reputation, risk appetite and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have left businesses, been acquired by or merged into other firms or have declared bankruptcy. Such changes could result in our remaining competitors gaining greater capital and other resources, such as the ability to offer a broader range of products and services and geographic diversity, or new competitors may emerge. We have experienced and may continue to experience pricing pressures as a result of these factors and as some of our competitors seek to obtain market share by reducing prices. In addition, certain of our competitors may be subject to different, and in some cases, less stringent, legal and regulatory regimes, than we are, thereby putting us at a competitive disadvantage. For more information regarding the competitive environment in which we operate, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1.

Automated trading markets may adversely affect our business and may increase competition.

We have experienced intense price competition in some of our businesses in recent years. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, Swap execution facilities, and other automated trading platforms has increased the pressure on bid-offer spreads, commissions, markups or comparable fees. The trend toward direct access to automated, electronic markets will likely continue and will likely increase as additional markets move to more automated trading platforms. We have experienced and it is likely that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors may seek to obtain market share by reducing bid-offer spreads, commissions, markups or comparable fees.

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

As a U.S. company, we are required to comply with the economic sanctions and embargo programs administered by OFAC and similar multi-national bodies and governmental agencies worldwide, as well as applicable anti-corruption laws in the jurisdictions in which we operate. A violation of a sanction, embargo program, or anti-corruption law could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties.

Acquisition, Divestiture and Joint Venture Risk.

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

For example, the ownership arrangements relating to the Company’s joint venture in Japan with MUFG of their respective investment banking and securities businesses are complex. MUFG and the Company have integrated their respective Japanese securities businesses by forming two joint venture companies, MUMSS and MSMS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Japanese Securities Joint Venture” in Part II, Item 7.

In addition, conflicts or disagreements between us and any of our joint venture partners may negatively impact the benefits to be achieved by the relevant joint venture.

There is no assurance that any of our acquisitions or divestitures will be successfully integrated or disaggregated or yield all of the positive benefits anticipated. If we are not able to integrate or disaggregate successfully our past and future acquisitions or dispositions, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.

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

For more information regarding the regulatory environment in which we operate, see also “Business—Supervision and Regulation” in Part I, Item 1.

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

Location	Owned/ Leased	Lease Expiration	Approximate Square Footage as of December 31, 2014(A)

U.S. Locations

1585 Broadway New York, New York (Global Headquarters and Institutional Securities Headquarters)	Owned	N/A	1,332,700 square feet

2000 Westchester Avenue Purchase, New York (Wealth Management Headquarters)	Owned	N/A	597,400 square feet

522 Fifth Avenue New York, New York (Investment Management Headquarters)	Owned	N/A	571,800 square feet

New York, New York (Several locations)	Leased	2015 – 2029	2,346,000 square feet

Brooklyn, New York (Several locations)	Leased	2016 – 2023	344,100 square feet

655 Howard Avenue Somerset, New Jersey (Data Center)	Owned	N/A	369,600 square feet

International Locations

20 Bank Street London (London Headquarters)	Leased	2038	546,500 square feet

25 Cabot Square Canary Wharf London	Leased	2020	454,600 square feet

1 Austin Road West Kowloon (Hong Kong Headquarters)	Leased	2019	499,900 square feet

Otemachi Financial City South Tower Otemachi, Chiyoda-ku (Tokyo Headquarters)	Leased	2023	246,700 square feet

(A)	The indicated total aggregate square footage leased does not include space occupied by Morgan Stanley branch offices.

Item 3.	Legal Proceedings.

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

In many proceedings and investigations, however, it is inherently difficult to determine whether any loss is probable or even possible, or to estimate the amount of any loss. The Company cannot predict with certainty if, how or when such proceedings or investigations will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and by addressing novel or unsettled legal questions relevant to the proceedings or investigations in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for a proceeding or investigation. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such proceedings and investigations will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings or investigations could be material to the Company’s operating results and cash flows for a particular period depending on, among other things, the level of the Company’s revenues or income for such period.

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

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters.    The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

Class Actions

On February 12, 2008, a purported class action, styled Joel Stratte-McClure, et al. v. Morgan Stanley, et al., was filed in the United States District Court for the Southern District of New York (“SDNY”) against the Company and certain present and former executives asserting claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock during the period June 20, 2007 to December 19, 2007 and who suffered damages as a result of such purchases. The allegations in the amended complaint related in large part to the Company’s subprime and other mortgage related losses, and also included allegations regarding the Company’s disclosures, internal controls, accounting and other matters. On August 8, 2011, defendants filed a motion to dismiss the second amended complaint, which was granted on January 18, 2013. On May 29, 2013, the plaintiffs filed an appeal in the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On January 12, 2015, the Second Circuit affirmed the dismissal of the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. The court granted class certification on October 17, 2013. The second amended complaint, filed on January 31, 2014, alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure, that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and alleged conflicts of interest between the defendants and the investors, and asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

Other Litigation.    On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints, filed on June 10, 2010, allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, the plaintiff requested dismissal with prejudice of all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action.

On July 15, 2010, The Charles Schwab Corp. filed a complaint against the Company and other defendants in the Superior Court of the State of California, styled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to one of plaintiff’s subsidiaries of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff’s subsidiary by the Company was approximately $180 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. Plaintiff filed an amended complaint on August 2, 2010. On September 22, 2011, defendants filed demurrers to the amended complaint. On October 13, 2011, plaintiff voluntarily dismissed its claims brought under the Securities Act. On January 27, 2012, the court substantially overruled defendants’ demurrers. On March 5, 2012, the plaintiff filed a second amended complaint. On April 10, 2012, the Company filed a demurrer to certain causes of action in the second amended complaint, which the court overruled on July 24, 2012. On November 24, 2014, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. An initial trial of certain of plaintiff’s claims is scheduled to begin in August 2015.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. On November 25, 2013 and July 16, 2014, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $358 million.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. The Company filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. The Company filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. The Company filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied the Company’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, the Company filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On January 20, 2012, Sealink Funding Limited filed a complaint against the Company in the Supreme Court of NY, styled Sealink Funding Limited v. Morgan Stanley, et al. Plaintiff purports to be the assignee of claims of certain special purpose vehicles (“SPVs”) formerly sponsored by SachsenLB Europe. A second amended complaint, filed on March 20, 2013, alleges that defendants made untrue statements and material omissions in the sale to the SPVs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold by the Company was approximately $507 million. The second amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, compensatory and/or rescissionary damages as well as punitive damages associated with plaintiffs’ purchases of such certificates. On May 3, 2013, the Company moved to dismiss the second amended complaint, and on April 18, 2014, the court granted the Company’s motion. On May 1, 2014, the plaintiff filed a notice of appeal of that decision.

On January 25, 2012, Dexia SA/NV and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Dexia SA/NV et al. v. Morgan Stanley, et al. An amended complaint was filed on May 24, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs by the Company was approximately $626 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, compensatory and/or rescissionary damages as well as punitive damages associated with plaintiffs’ purchases of such certificates. On

October 16, 2013, the court granted the defendants’ motion to dismiss the amended complaint. On November 18, 2013, plaintiffs filed a notice of appeal of the dismissal. Plaintiffs also filed a motion to renew their opposition to defendants’ motion to dismiss, which the court denied on June 23, 2014. On July 16, 2014, plaintiffs filed a notice of appeal of that decision, which has been consolidated with the appeal of the motion to dismiss.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint.

On August 7, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL (together, the “Trust”) against the Company. The matter is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreement underlying the transaction, specific performance and unspecified damages and interest. On August 8, 2014, the court granted in part and denied in part the defendants’ motion to dismiss.

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

On August 10, 2012, the FDIC, as receiver for Colonial Bank, filed a complaint against the Company and other defendants in the Circuit Court of Montgomery, Alabama styled Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Citigroup Mortgage Loan Trust Inc. et al. The plaintiff filed an amended complaint on September 13, 2013. The complaint alleges that the Company made untrue statements and material omissions in connection with the sale to Colonial Bank of a mortgage pass-through certificate backed by a securitization trust containing residential loans. The complaint asserts claims under federal securities law and the Alabama Securities Act, and seeks, among other things, compensatory damages. The total amount of the certificate allegedly sponsored, underwritten and/or sold by the Company to Colonial Bank was approximately $65 million. On November 12, 2013, the defendants filed a motion to dismiss the amended complaint, which was denied on April 10, 2014.

On September 28, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-13ARX against the Company styled Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. U.S. Bank filed an amended complaint on January 17, 2013, which asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $609 million, breached various representations and warranties. The amended complaint seeks, among other relief, declaratory judgment relief, specific performance and unspecified damages and interest. On September 30, 2014, the court granted in part and denied in part the Company’s motion to dismiss the amended complaint. On November 7, 2014, plaintiff filed a notice of appeal from the court’s September 30, 2014 decision.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the court denied the defendants’ motion to dismiss in substantial part. On September 18, 2014, the Company filed a notice of appeal from the ruling denying defendants’ motion to dismiss.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 30, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On December 1, 2014, the Company filed a notice of appeal from the Court’s October 30, 2014 decision.

On July 2, 2013, the trustee, Deutsche Bank became the named plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 (MSAC 2007-NC1) v. Morgan Stanley ABS Capital I Inc., and filed a complaint in the Supreme Court of NY under the caption Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. On February 3, 2014, the plaintiff filed an amended complaint, which asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.25 billion, breached various representations and warranties. The amended complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, rescission and interest. On March 12, 2014, the Company filed a motion to dismiss the amended complaint.

July 8, 2013, plaintiff filed a complaint in Morgan Stanley Mortgage Loan Trust 2007-2AX, by U.S. Bank National Association, solely in its capacity as Trustee v. Morgan Stanley Mortgage Capital Holdings LLC, as

successor-by-merger to Morgan Stanley Mortgage Capital Inc., and Greenpoint Mortgage Funding, Inc. The complaint, filed in the Supreme Court of NY, asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest. On August 22, 2013, the Company a filed a motion to dismiss the complaint, which was granted in part and denied in part on November 24, 2014.

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

On August 16, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Incorporated, et al. filed a complaint against the Company and certain affiliates in the United States District Court for the District of Kansas. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $567 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the California Corporate Securities Law of 1968, and violations of the Kansas Blue Sky Law and seeks, among other things, rescissionary and compensatory damages. On December 27, 2013, the court granted the defendants’ motion to dismiss in substantial part. The surviving claims relate to one certificate purchased by the plaintiff for approximately $17 million. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants filed a motion to dismiss the amended complaint in part.

On August 26, 2013, a complaint was filed against the Company and certain affiliates in the Supreme Court of NY, styled Phoenix Light SF Limited et al v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs, or their assignors, of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs or their assignors by the Company was approximately $344 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud, negligent misrepresentation and rescission based on mutual mistake and seeks, among other things, compensatory damages, punitive damages or alternatively rescission or rescissionary damages associated with the purchase of such certificates. The defendants filed a motion to dismiss the complaint on December 13, 2013. On June 17, 2014, plaintiffs filed an amended complaint. By stipulation dated July 18, 2014, the parties agreed that the Company’s previously filed motion to dismiss would be deemed to be directed at the amended complaint.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part the plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which the court denied on September 30, 2014. On November 17, 2014, the plaintiff filed an amended complaint.

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

On December 24, 2013, Commerzbank AG London Branch filed a summons with notice against the Company and others in the Supreme Court of NY, styled Commerzbank AG London Branch v. UBS AG et al. Plaintiff purports to be the assignee of claims of certain other entities. The complaint, which was filed on May 20, 2014, alleges that the Company made material misrepresentations and omissions in the sale to plaintiff’s assignors of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs’ assignors was approximately $185 million. The complaint asserts causes of action against the Company for common law fraud, fraudulent concealment, and aiding and abetting common law fraud and fraudulent concealment and seeks, among other things, compensatory and punitive damages. The Company and other defendants moved to dismiss the complaint on December 5, 2014.

On December 30, 2013, Wilmington Trust Company, in its capacity as trustee for Morgan Stanley Mortgage Loan Trust 2007-12, filed a complaint against the Company. The matter is styled Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $516 million, breached various representations and warranties. The complaint seeks, among other relief, unspecified damages, interest and costs. On February 28, 2014, the defendants filed a motion to dismiss the complaint.

On January 15, 2014, the FDIC, as receiver for United Western Bank filed a complaint against the Company and others in the District Court of the State of Colorado, styled Federal Deposit Insurance Corporation, as Receiver for United Western Bank v. Banc of America Funding Corp., et al. The complaint alleges that the Company made untrue statements and material omissions in connection with the sale to United Western Bank of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sponsored, underwritten and/or sold to United Western Bank by the Company was approximately $75 million. The complaint raises claims under both federal securities law and the Colorado Securities Act and seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On February 14, 2014, the defendants filed a notice removing the litigation to the United States District Court for the District of Colorado. On March 14, 2014, the plaintiff filed a motion to remand the action. On April 30, 2014, the defendants filed a motion to dismiss the complaint.

On April 28, 2014, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1, filed a complaint against the Company. The matter is styled Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC and is pending in the SDNY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $735 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified compensatory and/or rescissory damages, interest and costs. On July 21, 2014, the Company filed a motion to dismiss the complaint.

On September 19, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Company in the Supreme Court of the State of New York, New York County (“Supreme Court of New York”) styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. The complaint asserts claims for breach of contract and alleges, among other things, that the net interest margin securities (“NIMS”) in the trust breached various representations and warranties. FGIC issued a financial guaranty policy with respect to certain notes that had an original balance of approximately $475 million. The complaint seeks, among other relief, specific performance of the NIM breach remedy procedures in the transaction documents, unspecified damages, reimbursement of certain payments made pursuant to the transaction documents, attorneys’ fees and interest. On November 24, 2014, the Company filed a motion to dismiss the complaint.

On September 19, 2014, Deutsche Bank National Trust Company, in its capacity as trustee of Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC4, filed a summons with notice against the Company in the Supreme Court of New York styled Deutsche Bank National Trust Company, solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC, as successor-by-merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The trustee filed its complaint on January 23, 2015, alleging breaches of representations and warranties, the repurchase obligation, and the duty to notify, and seeking, among other relief, specific performance of the loan breach remedy procedures in the transaction documents; compensatory, consequential, rescissory, equitable and/or punitive damages; attorneys’ fees, costs and other related expenses, and interest.

On September 23, 2014, FGIC filed a complaint against the Company in the Supreme Court of New York styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees and interest. On November 24, 2014, the Company filed a motion to dismiss the complaint.

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

Commercial Mortgage Related Matter.

On January 25, 2011, the Company was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a litigation pending in the SDNY. The suit, brought by the trustee of a series of commercial mortgage pass-through certificates, alleges that the Company breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Company. The complaint seeks, among other things, to have the Company repurchase the loan and pay additional monetary damages. On June 16, 2014, the court granted the Company’s supplemental motion for summary judgment. On June 17, 2014, the court entered judgment in the Company’s favor. On July 16, 2014, the plaintiff filed a notice of appeal.

Matters Related to the CDS Market.

On July 1, 2013, the European Commission (“EC”) issued a Statement of Objections (“SO”) addressed to twelve financial firms (including the Company), the International Swaps and Derivatives Association, Inc. (“ISDA”) and Markit Group Limited (“Markit”) and various affiliates alleging that, between 2006 and 2009, the recipients breached European Union competition law by taking and refusing to take certain actions in an effort to prevent the development of exchange traded credit default swap (“CDS”) products. The SO indicates that the EC plans to impose remedial measures and fines on the recipients. The Company and the other recipients of the SO filed a response to the SO on January 21, 2014, and attended oral hearings before the EC during the period May 12-19, 2014. The Company’s oral hearing took place on May 15, 2014. The Company filed a supplemental response to the SO on July 11, 2014. The Company and others have also responded to an investigation by the Antitrust Division of the United States Department of Justice related to the CDS market.

Beginning in May 2013, twelve financial firms (including the Company), as well as ISDA and Markit, were named as defendants in multiple purported antitrust class actions now consolidated into a single proceeding in the SDNY styled In Re: Credit Default Swaps Antitrust Litigation. Plaintiffs allege that defendants violated United States antitrust laws from 2008 to present in connection with their alleged efforts to prevent the development of exchange traded CDS products. The complaints seek, among other relief, certification of a class of plaintiffs who purchased CDS from defendants in the United States, treble damages and injunctive relief. On September 4, 2014, the court granted in part and denied in part the defendants’ motion to dismiss the second amended complaint.

The following matters were terminated during or following the quarter ended December 31, 2014:

In re Morgan Stanley ERISA Litigation and Coulter v. Morgan Stanley & Co. Incorporated et al were purported class action complaints asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and other parties, including certain present and former directors and officers, under the Employee Retirement Income Security Act of 1974 (“ERISA”) relating to the Company’s subprime and other mortgage related losses. Both cases were dismissed by the SDNY and their dismissal affirmed by the Second Circuit. On December 3, 2014, the time for plaintiffs to pursue a further appeal expired.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

In re IndyMac Mortgage-Backed Securities Litigation, which had been pending in the SDNY, was a class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates contained false and misleading information concerning the pools of residential loans that backed these securitizations. On February 3, 2015, the court issued its final approval of the parties’ agreement to settle the litigation and on February 23, 2015, the court entered a final judgment dismissing the action.

Allstate Insurance Company, et al. v. Morgan Stanley, et al., which had been pending in the Supreme Court of NY, involved allegations that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. On January 16, 2015, the parties reached an agreement to settle the litigation.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades under the symbol “MS” on the NYSE. As of February 18, 2015, the Company had 73,376 holders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth, for each of the last eight quarters, the low and high sales prices per share of the Company’s common stock as reported by Bloomberg Financial Markets and the amount of any cash dividends per share of the Company’s common stock declared by its Board of Directors for such quarter.

	Low Sale Price	High Sale Price	Dividends
2014:
Fourth Quarter	$31.35	$39.19	$0.10
Third Quarter	$31.12	$36.44	$0.10
Second Quarter	$28.31	$32.82	$0.10
First Quarter	$28.78	$33.52	$0.05
2013:
Fourth Quarter	$26.41	$31.85	$0.05
Third Quarter	$23.83	$29.50	$0.05
Second Quarter	$20.16	$27.17	$0.05
First Quarter	$19.32	$24.47	$0.05

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of the year ended December 31, 2014.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2014—October 31, 2014)
Share Repurchase Program(A)	1,372,885	$33.87	1,372,885	$534
Employee Transactions(B)	83,415	$34.12	—	—
Month #2 (November 1, 2014—November 30, 2014)
Share Repurchase Program(A)	2,563,394	$35.32	2,563,394	$443
Employee Transactions(B)	71,601	$35.50	—	—
Month #3 (December 1, 2014—December 31, 2014)
Share Repurchase Program(A)	3,628,350	$36.69	3,628,350	$310
Employee Transactions(B)	254,550	$35.87	—	—
Total
Share Repurchase Program(A)	7,564,629	$35.71	7,564,629	$310
Employee Transactions(B)	409,566	$35.45	—	—

(A)	The Company’s Board of Directors has authorized the repurchase of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In March 2014, the Company received no objection from the Federal Reserve to repurchase up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015 under the Company’s 2014 capital plan. During the quarter ended December 31, 2014, the Company repurchased approximately $271 million of the Company’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Management” in Part II, Item 7.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units; and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate and may be suspended at any time.

***

Stock performance graph. The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Company’s common stock, the S&P 500 Stock Index (“S&P 500”) and the S&P 500 Financials Index (“S5FINL”) for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2009 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s common stock.

	MS	S&P 500	S5FINL
12/31/2009	$100.00	$100.00	$100.00
12/31/2010	$92.60	$115.06	$112.12
12/31/2011	$51.93	$117.48	$93.00
12/30/2012	$66.43	$136.27	$119.73
12/31/2013	$109.83	$180.83	$162.34
12/31/2014	$137.38	$205.07	$186.98

Item 6.	Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	2014	2013	2012	2011	2010
Income Statement Data:
Revenues:
Total non-interest revenues	$32,540	$31,715	$26,383	$31,953	$30,407
Interest income	5,413	5,209	5,692	7,234	7,288
Interest expense	3,678	4,431	5,897	6,883	6,394

Net interest	1,735	778	(205)	351	894

Net revenues	34,275	32,493	26,178	32,304	31,301

Non-interest expenses:
Compensation and benefits	17,824	16,277	15,615	16,325	15,860
Other	12,860	11,658	9,967	9,792	9,154

Total non-interest expenses	30,684	27,935	25,582	26,117	25,014

Income from continuing operations before income taxes	3,591	4,558	596	6,187	6,287
Provision for (benefit from) income taxes	(90)	902	(161)	1,491	823

Income from continuing operations	3,681	3,656	757	4,696	5,464
Discontinued operations(1):
Income (loss) from discontinued operations before income taxes	(19)	(72)	(48)	(170)	600
Provision for (benefit from) income taxes	(5)	(29)	(7)	(119)	362

Income (loss) from discontinued operations	(14)	(43)	(41)	(51)	238

Net income	3,667	3,613	716	4,645	5,702
Net income applicable to redeemable noncontrolling interests(2)	—	222	124	—	—
Net income applicable to nonredeemable noncontrolling interests(2)	200	459	524	535	999

Net income applicable to Morgan Stanley	$3,467	$2,932	$68	$4,110	$4,703
Preferred stock dividends and other	315	277	98	2,043	1,109

Earnings (loss) applicable to Morgan Stanley common shareholders(3)	$3,152	$2,655	$(30)	$2,067	$3,594

Amounts applicable to Morgan Stanley:
Income from continuing operations	$3,481	$2,975	$138	$4,168	$4,478
Income (loss) from discontinued operations	(14)	(43)	(70)	(58)	225

Net income applicable to Morgan Stanley	$3,467	$2,932	$68	$4,110	$4,703

53

	2014	2013	2012	2011	2010
Per Share Data:
Earnings (loss) per basic common share(4):
Income from continuing operations	$1.65	$1.42	$0.02	$1.28	$2.49
Income (loss) from discontinued operations	(0.01)	(0.03)	(0.04)	(0.03)	0.15

Earnings (loss) per basic common share	$1.64	$1.39	$(0.02)	$1.25	$2.64

Earnings (loss) per diluted common share(4):
Income from continuing operations	$1.61	$1.38	$0.02	$1.27	$2.45
Income (loss) from discontinued operations	(0.01)	(0.02)	(0.04)	(0.04)	0.18

Earnings (loss) per diluted common share	$1.60	$1.36	$(0.02)	$1.23	$2.63

Book value per common share(5)	$33.25	$32.24	$30.70	$31.42	$31.49
Dividends declared per common share	0.35	0.20	0.20	0.20	0.20
Average common shares outstanding(3):
Basic	1,923,805,397	1,905,823,882	1,885,774,276	1,654,708,640	1,361,670,938
Diluted	1,970,535,560	1,956,519,738	1,918,811,270	1,675,271,669	1,411,268,971

Balance Sheet and Other Operating Data:
Trading assets	$256,801	$280,744	$267,603	$275,353	$306,746
Loans(6)	66,577	42,874	29,046	15,369	10,576
Total assets	801,510	832,702	780,960	749,898	807,698
Total deposits	133,544	112,379	83,266	65,662	63,812
Long-term borrowings	152,772	153,575	169,571	184,234	192,457
Morgan Stanley shareholders’ equity	70,900	65,921	62,109	62,049	57,211
Return on average common equity(7)	4.8%	4.3%	N/M	3.8%	9.0%

N/M—Not Meaningful

(1)	Prior-period amounts have been recast for discontinued operations. See Note 1 to the Company’s consolidated financial statements in Item 8 for information on discontinued operations.
(2)	Information includes 100%, 65% and 51% ownership of the retail securities joint venture between the Company and Citigroup Inc. (the “Wealth Management JV”) effective June 28, 2013, September 17, 2012 and May 31, 2009, respectively (see Note 3 to the Company’s consolidated financial statements in Item 8).
(3)	Amounts shown are used to calculate earnings (loss) per basic and diluted common share.
(4)	For the calculation of basic and diluted earnings (loss) per common share, see Note 16 to the Company’s consolidated financial statements in Item 8.
(5)	Book value per common share equals common shareholders’ equity of $64,880 million at December 31, 2014, $62,701 million at December 31, 2013, $60,601 million at December 31, 2012, $60,541 million at December 31, 2011 and $47,614 million at December 31, 2010, divided by common shares outstanding of 1,951 million at December 31, 2014, 1,945 million at December 31, 2013, 1,974 million at December 31, 2012, 1,927 million at December 31, 2011 and 1,512 million at December 31, 2010.
(6)	Amounts include loans held for investment and loans held for sale and exclude loans at fair value which are included in Trading assets in the Company’s consolidated statements of financial condition (see Note 8 to the Company’s consolidated financial statements in Item 8).
(7)	The calculation of return on average common equity uses net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The return on average common equity is a non-generally accepted accounting principle financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A brief summary of the activities of each of the Company’s business segments is as follows:

Institutional Securities provides financial advisory and capital-raising services, including: advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

Wealth Management provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; and retirement services; and engages in fixed income trading, which primarily facilitates clients’ trading or investments in such securities.

Investment Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes, and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including: the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, currency, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets and energy markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary), and legal and regulatory actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income and commodity prices (including oil prices), interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements; the Company’s reputation and the general perception of the financial services industry; inflation, natural disasters, pandemics and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; technological changes and risks and cybersecurity risks (including cyber attacks and business continuity risks); or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Liquidity and Capital Resources—Regulatory Requirements” herein.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Business—Competition” and

“Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Liquidity and Capital Resources—Regulatory Requirements” herein.

See Note 1 to the Company’s consolidated financial statements in Item 8 for a discussion of its discontinued operations.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	2014	2013	2012
Net revenues:
Institutional Securities	$16,871	$15,519	$11,101
Wealth Management(1)	14,888	14,143	12,947
Investment Management(1)	2,712	3,059	2,306
Intersegment Eliminations	(196)	(228)	(176)

Consolidated net revenues	$34,275	$32,493	$26,178

Net income	$3,667	$3,613	$716
Net income applicable to redeemable noncontrolling interests(2)	—	222	124
Net income applicable to nonredeemable noncontrolling interests(2)	200	459	524

Net income applicable to Morgan Stanley	$3,467	$2,932	$68

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities	$(77)	$983	$(797)
Wealth Management(1)	3,192	1,473	772
Investment Management(1)	366	519	167
Intersegment Eliminations	—	—	(4)

Income from continuing operations applicable to Morgan Stanley	$3,481	$2,975	$138
Income (loss) from discontinued operations applicable to Morgan Stanley(3)	(14)	(43)	(70)

Net income applicable to Morgan Stanley	$3,467	$2,932	$68
Preferred stock dividend and other	315	277	98

Earnings (loss) applicable to Morgan Stanley common shareholders	$3,152	$2,655	$(30)

Earnings (loss) per basic common share:
Income from continuing operations	$1.65	$1.42	$0.02
Income (loss) from discontinued operations(3)	(0.01)	(0.03)	(0.04)

Earnings (loss) per basic common share(4)	$1.64	$1.39	$(0.02)

Earnings (loss) per diluted common share:
Income from continuing operations	$1.61	$1.38	$0.02
Income (loss) from discontinued operations(3)	(0.01)	(0.02)	(0.04)

Earnings (loss) per diluted common share(4)	$1.60	$1.36	$(0.02)

Regional net revenues(5):
Americas	$25,140	$23,358	$20,276
EMEA	4,772	4,542	3,078
Asia-Pacific	4,363	4,593	2,824

Net revenues	$34,275	$32,493	$26,178

Pre-tax profit margin(6):
Institutional Securities	N/M	6%	N/M
Wealth Management	20%	18%	12%
Investment Management	24%	33%	28%
Consolidated	10%	14%	2%
Effective income tax rate from continuing operations(7)	(2.5)%	19.8%	(27.0)%

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	2014	2013	2012
Average common equity (dollars in billions)(8):
Institutional Securities	$32.2	$37.9	$29.0
Wealth Management	11.2	13.2	13.3
Investment Management	2.9	2.8	2.4
Parent capital	19.0	8.0	16.1

Consolidated average common equity	$65.3	$61.9	$60.8

Return on average common equity from continuing operations(9):
Institutional Securities	N/M	2.3%	N/M
Wealth Management	27.5%	9.9%	5.7%
Investment Management	12.8%	18.1%	6.7%
Consolidated	4.9%	4.4%	0.1%
Average tangible common equity (dollars in billions)(10)	$55.5	$53.0	$53.9
Return on average tangible common equity from continuing operations(11)	5.7%	5.1%	0.1%
Selected management financial measures, excluding DVA:
Net revenues, excluding DVA(12)	$33,624	$33,174	$30,580
Income from continuing operations applicable to Morgan Stanley, excluding DVA(12)	$3,063	$3,427	$3,256
Income per diluted common share from continuing operations, excluding DVA(12)	$1.39	$1.61	$1.64
Return on average common equity, excluding DVA(9)	4.1%	5.0%	5.2%
Return on average tangible common equity, excluding DVA(11)	4.9%	5.8%	5.9%

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	At December 31, 2014	At December 31, 2013
Total loans(13)	$66,577	$42,874
Total assets	$801,510	$832,702
U.S. Subsidiary Banks loans(13)(14)	$59,622	$35,039
U.S. Subsidiary Banks assets(14)	$151,157	$125,341
Total deposits	$133,544	$112,379
Long-term borrowings	$152,772	$153,575
Maturities of long-term borrowings outstanding (next 12 months)	$20,740	$24,193
Worldwide employees	55,802	55,794
Book value per common share(15)	$33.25	$32.24
Tangible book value per common share(16)	$28.26	$27.16
Global Liquidity Reserve held by bank and non-bank legal entities (dollars in billions)(17)	$193	$202
Average Global Liquidity Reserve (dollars in billions)(17)(18):
Bank legal entities	$87	$75
Non-bank legal entities	108	117

Total average Global Liquidity Reserve	$195	$192

Capital ratios(19):
Common Equity Tier 1 capital ratio (Transitional/Advanced Approach in 2014)	12.6%	N/A
Tier 1 common capital ratio	N/A	12.8%
Tier 1 capital ratio (Transitional/Advanced Approach in 2014)	14.1%	15.6%
Total capital ratio (Transitional/Advanced Approach in 2014)	16.4%	16.9%
Tier 1 leverage ratio (Transitional/Advanced Approach in 2014)(20)	7.9%	7.6%
Consolidated assets under management or supervision (dollars in billions)(1)(21):
Investment Management(22)	$403	$377
Wealth Management	778	688

Total	$1,181	$1,065

N/M—Not Meaningful

N/A—Not Applicable

EMEA—Europe, Middle East and Africa

DVA—Debt Valuation Adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(2)	See Notes 2, 3 and 15 to the Company’s consolidated financial statements in Item 8 for information on redeemable and nonredeemable noncontrolling interests.
(3)	See Note 1 to the Company’s consolidated financial statements in Item 8 for information on discontinued operations.
(4)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 16 to the Company’s consolidated financial statements in Item 8.
(5)	Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis. For a further discussion regarding the geographic methodology for net revenues, see Note 21 to the Company’s consolidated financial statements in Item 8.
(6)	Pre-tax profit margin is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(7)	For a discussion of the effective income tax rate, see “Overview of 2014 Financial Results” herein and Note 20 to the Company’s consolidated financial statements in Item 8.

(8)	The computation of average common equity for each business segment is determined using the Company’s Required Capital framework, an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). Average common equity for each business segment is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy.
(9)	The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The return on average common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. The effective tax rates used in the computation of business segments’ return on average common equity were determined on a separate legal entity basis. To determine the return on consolidated average common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA in 2014, 2013 and 2012 was 0.8%, (0.6)% and (5.1)%, respectively.
(10)	Average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Capital Management” herein.
(11)	Return on average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA in 2014, 2013 and 2012 was 0.8%, (0.7)% and (5.8)%, respectively.
(12)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. For these purposes, “U.S. GAAP” refers to accounting principles generally accepted in the U.S. The U.S. Securities and Exchange Commission (the “SEC”) defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or as an alternative method for assessing, the Company’s financial condition and operating results. These measures are not in accordance with, or a substitute for, U.S. GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the U.S. GAAP financial measure.

	2014	2013	2012
Reconciliation of selected management financial measures from a Non-GAAP to a U.S. GAAP basis (dollars in millions, except per share amounts):
Net revenues
Net revenues—non-GAAP	$33,624	$33,174	$30,580
Impact of DVA	651	(681)	(4,402)

Net revenues—U.S. GAAP	$34,275	$32,493	$26,178

Income from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—non-GAAP	$3,063	$3,427	$3,256
Impact of DVA	418	(452)	(3,118)

Income applicable to Morgan Stanley—U.S. GAAP	$3,481	$2,975	$138

Earnings per diluted common share
Income from continuing operations per diluted common share—non-GAAP	$1.39	$1.61	$1.64
Impact of DVA	0.22	(0.23)	(1.62)

Income from continuing operations per diluted common share—U.S. GAAP	$1.61	$1.38	$0.02

(13)	Amounts include loans held for investment and loans held for sale and exclude loans at fair value which are included in Trading assets in the Company’s consolidated statements of financial condition (see Note 8 to the Company’s consolidated financial statements in Item 8).
(14)	Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) represent the Company’s U.S. bank operating subsidiaries (“U.S. Subsidiary Banks”) and amounts exclude transactions with affiliated entities.
(15)	Book value per common share equals common shareholders’ equity of $64,880 million at December 31, 2014 and $62,701 million at December 31, 2013 divided by common shares outstanding of 1,951 million at December 31, 2014 and 1,945 million at December 31, 2013.
(16)	Tangible book value per common share equals tangible common equity of $55,138 million at December 31, 2014 and $52,828 million at December 31, 2013 divided by common shares outstanding of 1,951 million at December 31, 2014 and 1,945 million at December 31, 2013. Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy.
(17)

Global Liquidity Reserve, which is held within the Company’s bank and non-bank legal entities, is composed of highly liquid and diversified cash and cash equivalents and unencumbered securities. Eligible unencumbered securities include U.S. government securities,

U.S. agency securities, U.S. agency mortgage-backed securities, non-U.S. government securities and other highly liquid investment-grade securities. For a discussion of Global Liquidity Reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.

(18)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(19)	The Company calculates its applicable risk-based capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). For a further discussion of the Company’s methods for calculating its risk-based capital ratios and RWAs, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(20)	Beginning with the first quarter of 2014, Tier 1 leverage ratio equals Tier 1 capital (calculated under U.S. Basel III Transitional rules) divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain financial equity investments and other adjustments). In 2013, Tier 1 leverage ratio equaled Tier 1 capital (calculated under U.S. Basel I) divided by adjusted average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, deferred tax assets, and financial and non-financial equity investments).
(21)	Revenues and expenses associated with these assets are included in the Company’s Wealth Management and Investment Management business segments.
(22)	Amounts exclude the Company’s Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake.

Global Market and Economic Conditions.

During 2014, global market and economic conditions displayed a continued but choppy improvement from 2013, characterized by continued global central bank accommodations, low inflation, geopolitical tensions, and sharply lower oil prices during the final months of the year. The U.S. economy which started 2014 with a weather-impacted first quarter decline in gross domestic product (“GDP”) ended the year with an annualized GDP growth rate of 2.4%. The Eurozone economy by contrast stalled in the second quarter before showing some signs of improvement in the second half of the year, as the annexation of the Crimea region in Ukraine by Russia and conflict in Eastern Ukraine raised anxiety and tensions which weighed on regional economies. In the United Kingdom (“U.K.”), GDP growth continued to accelerate, with an annualized growth rate of 2.6% for all of 2014, while the Japanese economy saw substantial volatility surrounding a national sales tax hike to 8% from 5% in April, resulting in a GDP growth rate near zero for all of 2014. In China, the government continued reforms to change the structure of the Chinese economy, accepting a somewhat less rapid growth pace as deleveraging is pursued, but targeted easing measures by the Chinese central bank supported a 7.4% gain in real GDP in 2014.

In the U.S., major equity market indices ended the year significantly higher compared with year-end 2013, with the S&P 500 stock index posting a gain of 11.4% for the year, supported by the relative strength of the U.S. economy. The growth in U.S. GDP was driven by an improving labor market, with the unemployment rate dropping below 6% for the first time in six years to end 2014 at 5.6%, a 1.1% decline from the end of 2013. Average wage growth remained tepid, however, and inflation continued to run well below the Federal Reserve’s 2% target. Household spending growth accelerated markedly over the course of 2014, supported by strong job growth and lower energy prices, while business investment also accelerated during the second and third quarters of 2014, but showed signs of sluggishness during the fourth quarter as uncertainty about global economic conditions increased. The recovery in the housing market remained slow, hampered by tight mortgage lending conditions. In October 2014, the Federal Open Market Committee (“FOMC”) of the Federal Reserve ended its quantitative easing program with its final $15 billion reduction in monthly bond purchases. At December 31, 2014, the federal funds target rate remained between 0.00% and 0.25%, while the discount rate remained at 0.75%. At its December 2014 meeting, the FOMC announced that it would be patient in beginning to normalize its stance on monetary policy.

In Europe, major equity market indices ended the year lower compared with year-end 2013 except for the DAX 30 index in Germany, which ended the year with a 2.7% gain. Euro-area GDP growth turned positive after declining in 2013, but the recovery was sluggish at less than 1% for 2014, and market-based measures of Eurozone inflation expectations fell well below levels consistent with the European Central Bank’s (“ECB”) 2% inflation target, prompting an announcement of additional easing measures in September 2014, including a cut in the benchmark repurchase rate to 0.05% from 0.25% and in the deposit facility rate to negative 0.20% from 0.00% at the end of 2013, and the announcement of asset-backed securities and covered bond purchase programs. In January 2015, the ECB announced an expanded asset purchase program involving the purchase of Euro-area sovereign debt. In the U.K., stronger GDP growth in 2014 was supported by faster growth in consumer spending, business investment and residential investment, but export performance was sluggish. The U.K. also continued to experience significant declines in unemployment, while average wage gains also remained tepid, and inflation fell below the Bank of England’s (“BOE”) target. At December 31, 2014, the BOE’s benchmark interest rate was 0.5%, which was unchanged from December 31, 2013, and BOE asset purchases remained at £375 billon, also unchanged from December 31, 2013.

Major equity market indices in Asia ended 2014 higher compared with year-end 2013, except for the KOSPI Composite index in the Republic of Korea, which ended the year down 4.8%. Japan’s economy resumed growth after the mid-year recession following the April 2014 tax increase, with support from a substantial increase in asset purchases announced by the Bank of Japan in October 2014 and strong exports. China’s annual rate of economic growth has slowed slightly but remained above 7%, which is strong compared with the rest of the world. Nonetheless, the Chinese economy still faces downward pressure, and its government plans to respond with targeted measures to boost growth. The Chinese government’s announced reforms reflect its intention to restructure its economy away from reliance on exports and investments and toward more sustainable growth driven by domestic consumption.

Overview of 2014 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $3,467 million on net revenues of $34,275 million in 2014 compared with net income applicable to Morgan Stanley of $2,932 million on net revenues of $32,493 million in 2013.

Net revenues in 2014 included positive revenues due to the impact of DVA of $651 million compared with negative revenues of $681 million in 2013. In addition, net revenues in 2014 included a charge of approximately $468 million related to the implementation of Funding Valuation Adjustments (“FVA”) (see “Critical Accounting Policies” herein and Note 2 to the Company’s consolidated financial statements in Item 8), which was recorded in the Company’s Institutional Securities business segment. Non-interest expenses were $30,684 million in 2014 compared with $27,935 million in 2013. Compensation expenses increased 10% to $17,824 million in 2014 compared with $16,277 million in 2013, primarily driven by compensation expense adjustments of approximately $1.1 billion related to changes in discretionary incentive compensation deferrals (see “Business Segments—Compensation Expense—Discretionary Incentive Compensation” herein). Non-compensation expenses increased 10% to $12,860 million in 2014 compared with $11,658 million in 2013, primarily due to higher legal expenses.

Diluted EPS and diluted EPS from continuing operations were $1.60 and $1.61, respectively, in 2014 compared with $1.36 and $1.38, respectively, in 2013. The diluted EPS calculation for 2013 included a negative adjustment of approximately $151 million, or $0.08 per diluted share, related to the purchase of the retail securities joint venture between the Company and Citigroup Inc. (“Citi”) (the “Wealth Management JV”), which was completed in June 2013.

Excluding the impact of DVA, net revenues were $33,624 million and diluted EPS from continuing operations were $1.39 per share in 2014 compared with $33,174 million and $1.61 per share, respectively, in 2013. The presentation of net revenues excluding the impact of DVA is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

The Company’s effective tax rate from continuing operations was a benefit of 2.5% and a provision of 19.8% for 2014 and 2013, respectively. The results for 2014 and 2013 included discrete net tax benefits of $2,226 million and $407 million, respectively. Excluding these discrete net tax benefits, the effective tax rates from continuing operations for 2014 and 2013 would have been 59.5% and 28.7%, respectively. The increase in the tax rate is mainly attributable to higher non-deductible expenses related to litigation and regulatory matters and, to a lesser extent, the geographic mix of earnings. For a discussion of the net discrete tax benefits, see “Other Matters—Income Tax Matters” herein.

Institutional Securities.    Income (loss) from continuing operations before taxes was $(58) million in 2014 compared with $946 million in 2013. Net revenues for 2014 were $16,871 million compared with $15,519 million in 2013. The results in 2014 included positive revenues due to the impact of DVA of $651 million compared with negative revenues of $681 million in 2013. Investment banking revenues increased 19% from 2013 to $5,203 million in 2014, reflecting increases across equity and fixed income underwriting and advisory revenues. Equity sales and trading net revenues, excluding the impact of DVA, increased 4% from 2013 to $6,903 million in 2014, primarily due to higher revenues in the prime brokerage business driven by higher client balances partially offset by a decrease in derivatives revenues, reflecting unfavorable volatility movement. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues decreased 10% from 2013 to $3,795 million in 2014 as lower fixed income product results, which included a charge of $466 million related to the implementation of FVA, were partially offset by higher commodity net revenues. Non-interest expenses increased 16% from $14,573 million in 2013 to $16,929 million in 2014, primarily due to higher non-compensation expenses, reflecting increased legal expenses related to certain legacy residential mortgage matters, and higher compensation expense (see “Other Matters—Legal” herein and “Contingencies—Legal” in Note 13 to the Company’s financial statements in Item 8 and “Business Segments—Compensation Expense—Discretionary Incentive Compensation” herein).

Wealth Management.     Income from continuing operations before taxes was $2,985 million in 2014 compared with $2,604 million in 2013. Net revenues were $14,888 million in 2014 compared with $14,143 million in 2013. Transactional revenues, consisting of Investment banking, Trading, and Commissions and fees, decreased 10% from 2013 to $3,875 million in 2014. Investment banking revenues decreased 14% from 2013 to $791 million in 2014, primarily due to lower levels of underwriting activity in closed-end funds partially offset by higher revenues from structured products. Trading revenues decreased 18% from 2013 to $957 million in 2014, primarily due to lower gains related to investments associated with certain employee deferred compensation plans and lower revenues from fixed income products. Commissions and fees revenues decreased 4% from 2013 to $2,127 million in 2014, primarily due to lower equity, insurance and mutual fund activity. Asset management, distribution and administration fees increased 10% from 2013 to $8,345 million in 2014, primarily due to higher fee-based revenues partially offset by lower revenues from referral fees from the bank deposit program. Net interest increased 25% from 2013 to $2,339 million in 2014, primarily due to higher lending balances and growth in loans and lending commitments in Portfolio Loan Account (“PLA”) securities-based lending products. Non-interest expenses increased 3% from $11,539 million in 2013 to $11,903 million in 2014 primarily due to higher compensation expenses, which were partially offset by lower non-compensation expenses. Total client asset balances were $2,025 billion and total client liability balances were $51 billion at December 31, 2014. Balances in the bank deposit program were $137 billion at December 31, 2014, which included deposits held by Company-affiliated Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions of $128 billion at December 31, 2014. Client assets in fee-based accounts were $785 billion, or 39% of total client assets, at December 31, 2014. Fee-based client asset flows for 2014 were $58.8 billion compared with $51.9 billion in 2013.

Investment Management.     Income from continuing operations before taxes was $664 million in 2014 compared with $1,008 million in 2013. Net revenues were $2,712 million in 2014 compared with $3,059 million in 2013. The decrease in net revenues was primarily related to lower net investment gains and the non-recurrence of an additional allocation of fund income to the Company as general partner, in 2013 upon exceeding cumulative fund performance thresholds (“carried interest”) in the Company’s Merchant Banking and Real Estate Investing businesses and lower gains from investments in the Company’s deferred compensation and co-investment plans. Results also reflected lower revenues from the prior year on investments in the Real Estate Investing business driven by the deconsolidation in the second quarter of 2014 of certain legal entities associated with a real estate fund sponsored by the Company. Non-interest expenses of $2,048 million in 2014 were essentially unchanged from 2013.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses are directly attributable to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Company’s Institutional Securities business segment to the Company’s Wealth Management business segment related to the bank deposit program.

Net Revenues.

Trading.    Trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as a market maker as well as gains and losses on the Company’s related positions.

Trading revenues include the realized gains and losses from sales of cash instruments and derivative settlements, unrealized gains and losses from ongoing fair value changes of the Company’s positions related to market- making activities, and gains and losses related to investments associated with certain employee deferred compensation plans. In many markets, the realized and unrealized gains and losses from the purchase and sale transactions will include any spreads between bids and offers. Certain fees received on loans carried at fair value and dividends from equity securities are also recorded in this line item since they relate to market-making positions. Commissions received for purchasing and selling listed equity securities and options are recorded separately in the Commissions and fees line item. Other cash and derivative instruments typically do not have fees associated with them, and fees for related services are recorded in Commissions and fees.

The Company often invests in investments or other financial instruments to economically hedge its obligations under its deferred compensation plans. Changes in value of such investments made by the Company are recorded in Trading revenues and Investments revenues. Expenses associated with the related deferred compensation plans are recorded in Compensation and benefits. Compensation expense is calculated based on the notional value of the award granted, adjusted for upward and downward changes in fair value of the referenced investment and is recognized ratably over the prescribed vesting period for the award. Generally, changes in compensation expense resulting from changes in fair value of the referenced investment will be offset by changes in fair value of the investments made by the Company. However, there may be a timing difference between the immediate revenue recognition of gains and losses on the Company’s investments and the deferred recognition of the related compensation expense over the vesting period.

As a market maker, the Company stands ready to buy, sell or otherwise transact with customers under a variety of market conditions and to provide firm or indicative prices in response to customer requests. The Company’s liquidity obligations can be explicit and obligatory in some cases, and in others, customers expect the Company to be willing to transact with them. In order to most effectively fulfill its market-making function, the Company engages in activities across all of its trading businesses that include, but are not limited to: (i) taking positions in anticipation of, and in response to, customer demand to buy or sell and—depending on the liquidity of the relevant market and the size of the position—to hold those positions for a period of time; (ii) managing and assuming basis risk (risk associated with imperfect hedging) between customized customer risks and the standardized products available in the market to hedge those risks; (iii) building, maintaining and rebalancing inventory, through trades with other market participants, and engaging in accumulation activities to accommodate anticipated customer demand; (iv) trading in the market to remain current on pricing and trends; and (v) engaging in other activities to provide efficiency and liquidity for markets. Although not included in Trading revenues, interest income and expense are also impacted by market-making activities as debt securities held by the Company earn interest and securities are loaned, borrowed, sold with agreement to repurchase and purchased with agreement to resell.

Investments.    The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation and co-investment plans. Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds and private equity funds, which include investments made in connection with certain employee deferred compensation plans (see Note 4 to the Company’s consolidated financial statements in Item 8). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.

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

Asset management, distribution and administration fees in the Company’s Wealth Management business segment also include revenues from individual investors electing a fee-based pricing arrangement and fees for investment management. Mutual fund distribution fees in the Company’s Wealth Management business segment are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision.

Asset management fees in the Company’s Investment Management business segment arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. The Company receives fees primarily based upon mutual fund daily average net assets or based on monthly or quarterly invested equity for other vehicles. Performance-based fees in the Company’s Investment Management business segment are earned on certain funds as a percentage of appreciation earned by those funds and, in certain cases, are based upon the achievement of performance criteria. These fees are normally earned annually and are recognized on a monthly or quarterly basis.

Net Interest.    Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including Trading assets and Trading liabilities; investment securities, which include available for sale (“AFS”) securities and held to maturity (“HTM”) securities; securities borrowed or purchased under agreements to resell; securities loaned or sold under agreements to repurchase; loans; deposits; commercial paper and other short-term borrowings; long-term borrowings; trading strategies; customer activity in the Company’s prime brokerage business; and the prevailing level, term structure and volatility of interest rates. Certain Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) and Securities borrowed and Securities loaned transactions may be entered into with different customers using the same underlying securities, thereby generating a spread between the interest income on the reverse repurchase agreements or securities borrowed transactions and the interest expense on the repurchase agreements or securities loaned transactions.

Compensation Expense.

The Company’s compensation and benefits expense includes accruals for base salaries and fixed allowances, formulaic programs, discretionary incentive compensation, amortization of deferred cash and equity awards, changes in fair value of deferred compensation plan referenced investments, and other items such as health and welfare benefits. The factors that drive compensation for the Company’s employees vary from quarter to quarter, segment to segment and within a segment. For certain revenue-producing employees in the Company’s Wealth Management and Investment Management business segments, their compensation is largely paid on the basis of formulaic payouts that link their compensation to revenues. Compensation for certain employees, including revenue-producing employees in the Company’s Institutional Securities business segment, may also include incentive compensation that is determined following the assessment of the Company, business unit and individual performance. Compensation for the Company’s remaining employees is largely fixed in nature (e.g., base salary, benefits, etc.).

Discretionary Incentive Compensation.    On December 1, 2014, the Compensation, Management Development and Succession Committee (“CMDS Committee”) of the Company’s Board of Directors approved an approach for awards of discretionary incentive compensation for the 2014 performance year to be granted in 2015 that would reduce the average deferral of such awards to an approximate baseline of 50%. Additionally, the CMDS

Committee approved the acceleration of vesting for certain outstanding deferred cash-based incentive compensation awards. The deferred cash-based incentive compensation awards subject to accelerated vesting will be distributed on their regularly scheduled future distribution dates and will continue to be subject to cancellation and clawback provisions. With its business strategy in place and greater financial stability, the Company is in a position to change the level of deferrals, making the Company’s practice more consistent with deferral levels at the Company’s global competitors. The increase in compensation and benefits expense for the Company and each of its business segments as a result of these actions was as follows:

	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Pro forma 2014 compensation and benefits expense(1)	$6,882	$8,737	$1,068	$16,687
Fourth quarter actions:
Change in 2014 level of deferrals(2)	610	66	80	756
Acceleration of prior-year cash-based deferred awards(3)	294	22	65	381

Fourth quarter actions total	$904	$88	$145	$1,137

Actual 2014 compensation and benefits expense	$7,786	$8,825	$1,213	$17,824

(1)	Pro forma 2014 represents compensation and benefits expense at pre-adjustment accrual levels (i.e., at an approximate average baseline 74% deferral rate and with no acceleration of cash-based award vesting that was utilized for the first three quarters of 2014).
(2)	Amounts reflect reduction in deferral level from an approximate average baseline of 74% to an approximate average baseline of 50%.
(3)	Amounts represent acceleration of vesting for certain cash-based awards.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	2014	2013	2012
	(dollars in millions)
Revenues:
Investment banking	$5,203	$4,377	$3,930
Trading	8,445	8,147	6,003
Investments	240	707	219
Commissions and fees	2,610	2,425	2,175
Asset management, distribution and administration fees	281	280	241
Other	684	684	279

Total non-interest revenues	17,463	16,620	12,847

Interest income	3,389	3,572	4,224
Interest expense	3,981	4,673	5,970

Net interest	(592)	(1,101)	(1,746)

Net revenues	16,871	15,519	11,101

Compensation and benefits	7,786	6,823	6,979
Non-compensation expenses	9,143	7,750	5,734

Total non-interest expenses	16,929	14,573	12,713

Income (loss) from continuing operations before income taxes	(58)	946	(1,612)
Provision for (benefit from) income taxes	(90)	(315)	(985)

Income (loss) from continuing operations	32	1,261	(627)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(26)	(81)	(158)
Provision for (benefit from) income taxes	(7)	(29)	(36)

Income (losses) from discontinued operations	(19)	(52)	(122)

Net income (loss)	13	1,209	(749)
Net income applicable to redeemable noncontrolling interests	—	1	4
Net income applicable to nonredeemable noncontrolling interests	109	277	170

Net income (loss) applicable to Morgan Stanley	$(96)	$931	$(923)

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$(77)	$983	$(797)
Income (loss) from discontinued operations	(19)	(52)	(126)

Net income (loss) applicable to Morgan Stanley	$(96)	$931	$(923)

Supplemental Financial Information.

Investment Banking.    Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment banking revenues were as follows:

	2014	2013	2012
	(dollars in millions)
Advisory revenues	$1,634	$1,310	$1,369
Underwriting revenues:
Equity underwriting revenues	1,613	1,262	892
Fixed income underwriting revenues	1,956	1,805	1,669

Total underwriting revenues	3,569	3,067	2,561

Total investment banking revenues	$5,203	$4,377	$3,930

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	2014(1)	2013(1)	2012(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$745	$518	$464
Completed mergers and acquisitions(2)	620	526	391
Equity and equity-related offerings(3)	72	61	52
Fixed income offerings(4)	260	289	277

(1)	Source: Thomson Reuters, data at January 20, 2015. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Sales and Trading Net Revenues.    Sales and trading net revenues are composed of Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest income (expenses). See “Business Segments—Net Revenues” herein for information about the composition of the above-referenced components of sales and trading revenues. In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to trading are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 12 to the Company’s consolidated financial statements in Item 8 for further information related to gains (losses) on derivative instruments.

Sales and trading net revenues were as follows:

	2014	2013	2012
	(dollars in millions)
Trading(1)	$8,445	$8,147	$6,003
Commissions and fees	2,610	2,425	2,175
Asset management, distribution and administration fees	281	280	241
Net interest	(592)	(1,101)	(1,746)

Total sales and trading net revenues	$10,744	$9,751	$6,673

Sales and trading net revenues by business were as follows:

	2014	2013	2012
	(dollars in millions)
Equity(1)	$7,135	$6,529	$4,811
Fixed income and commodities(1)	4,214	3,594	2,358
Other(2)	(605)	(372)	(496)

Total sales and trading net revenues	$10,744	$9,751	$6,673

(1)	Results in 2014 included a charge of $468 million related to the implementation of FVA (Equity: $2 million; Fixed income and commodities: $466 million).
(2)	Amounts include net losses associated with costs related to the amount of liquidity held (“negative carry”), net gains (losses) on economic hedges related to the Company’s long-term borrowings, and revenues from corporate loans and lending commitments.

The following sales and trading net revenues results exclude the impact of DVA. The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	2014	2013	2012
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(1)	$10,093	$10,432	$11,075
Impact of DVA	651	(681)	(4,402)

Total sales and trading net revenues(2)	$10,744	$9,751	$6,673

Equity sales and trading net revenues—non-GAAP(1)	$6,903	$6,607	$5,941
Impact of DVA	232	(78)	(1,130)

Equity sales and trading net revenues(2)	$7,135	$6,529	$4,811

Fixed income and commodities sales and trading net revenues
—non-GAAP(1)	$3,795	$4,197	$5,630
Impact of DVA	419	(603)	(3,272)

Fixed income and commodities sales and trading net revenues(2)	$4,214	$3,594	$2,358

(1)	Sales and trading net revenues, including equity and fixed income and commodities sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.
(2)	Results in 2014 included a charge of $468 million related to the implementation of FVA (Equity: $2 million; Fixed income and commodities: $466 million).

2014 Compared with 2013.

Investment Banking.    Investment banking revenues for 2014 increased 19% from 2013, reflecting increases across equity and fixed income underwriting and advisory revenues. Overall, underwriting revenues of $3,569 million increased 16% from 2013. Equity underwriting revenues increased 28% to $1,613 million in 2014, reflecting increased activity with clients across all regions. Fixed income underwriting revenues of $1,956 million increased 8% from 2013, reflecting increased investment grade volumes and lower leveraged loan issuance. Advisory revenues from merger, acquisition and restructuring transactions (“M&A”) were $1,634 million in 2014, an increase of 25% from 2013, reflective of increased deal activity primarily driven by the Americas and Asia-Pacific regions. Industry-wide announced M&A volume activity for 2014 increased across all regions compared with 2013, primarily driven by cross-border activity.

Sales and Trading Net Revenues.     Total sales and trading net revenues increased to $10,744 million in 2014 from $9,751 million in 2013, reflecting higher revenues in equity and fixed income and commodities sales and trading net revenues partially offset by higher losses in other sales and trading net revenues.

Equity.    Equity sales and trading net revenues increased 9% from 2013 to $7,135 million in 2014. The results in equity sales and trading net revenues included positive revenues in 2014 of $232 million due to the impact of DVA compared with negative revenues of $78 million in 2013. Equity sales and trading net revenues, excluding the impact of DVA, increased 4% from 2013 to $6,903 million in 2014, primarily due to higher revenues in the prime brokerage business driven by higher client balances partially offset by a decrease in derivatives revenues, reflecting unfavorable volatility movement.

Exclusive of a charge related to the implementation of FVA, equity sales and trading net revenues in 2014 reflected gains of $18 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ credit default swap (“CDS”) spreads and other factors compared with gains of $37 million in 2013. The Company’s CDS spreads and other factors did not have a material impact on equity sales and trading net revenues for 2014 and 2013. The gains and losses on CDS spreads and other factors included gains and losses on related hedging instruments.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues increased 17% from 2013 to $4,214 million in 2014. Results in 2014 included positive revenues of $419 million due to the impact of DVA compared with negative revenues of $603 million in 2013. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues decreased 10% from 2013 to $3,795 million in 2014 as lower fixed income product results were partially offset by higher commodity net revenues. Net revenues in 2014 included a charge of $466 million related to the implementation of FVA. Fixed income product net revenues, excluding the impact of DVA, decreased 15% from 2013 as higher results in interest rate products were offset by declines in credit products, which reflected an unfavorable market environment. Commodity net revenues, excluding the impact of DVA, increased 34% from 2013, reflecting higher levels of client demand for structured transactions and volatility in natural gas and power partly offset by lower revenues in the oil related businesses in part attributable to TransMontaigne Inc., which was sold on July 1, 2014 (see “Global Oil Merchanting Business, CanTerm and TransMontaigne” herein).

Exclusive of the FVA charge noted above, fixed income and commodities sales and trading net revenues in 2014 also reflected gains of $23 million related to changes in the fair value of net derivative contracts attributable to the tightening of counterparties’ CDS spreads and other factors compared with gains of $127 million in 2013. In addition, the Company also recorded losses of $55 million in 2014 related to changes in the fair value of net derivative contracts attributable to the tightening of the Company’s CDS spreads and other factors compared with losses of $114 million in 2013. The gains and losses on CDS spreads and other factors included gains and losses on related hedging instruments.

Other.    In addition to the equity and fixed income and commodities sales and trading net revenues discussed above, sales and trading net revenues included other trading revenues, consisting of costs related to negative carry, gains (losses) on economic hedges related to the Company’s long-term borrowings and certain activities associated with the Company’s corporate lending activities.

In 2014, other sales and trading recognized negative net revenues of $605 million compared with negative net revenues of $372 million in 2013. Results in both periods included losses related to negative carry and losses on economic hedges and other costs related to the Company’s long-term borrowings. Results in both periods also included net revenues from corporate loans and lending commitments, which were $325 million and $440 million in 2014 and 2013, respectively.

Investments.    See “Business Segments—Net Revenues” herein for further information on what is included in Investments.

Net investment gains of $240 million were recognized in 2014 compared with net investment gains of $707 million in 2013. The decline reflects a gain recorded in the prior year related to the disposition of an investment in an insurance broker, lower gains on principal investments and from investments associated with the Company’s deferred compensation and co-investment plans.

Other.    Other revenues were $684 million in 2014 and 2013. The results in 2014 included income of $224 million, arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) compared with income of $570 million in 2013 (see “Other Matters—Japanese Securities Joint Venture” herein and Note 22 to the Company’s consolidated financial statements in Item 8). In 2014, Other revenues also included a $112 million gain on sale of the Company’s ownership stake in TransMontaigne Inc. (see “Global Oil Merchanting Business, CanTerm and TransMontaigne” herein), a gain on sale of a retail property space of $84 million and a $39 million gain related to the acquisition of NaturEner USA, LLC (see Note 9 to the Company’s consolidated financial statements in Item 8).

Non-interest Expenses. Non-interest expenses increased 16% in 2014 compared with 2013. The increase was primarily due to higher legal expenses and higher compensation expenses. Non-compensation expenses increased 18% in 2014 compared with 2013. The increase primarily reflected higher legal expenses related to certain legacy residential mortgage matters (see “Other Matters—Legal” herein and “Contingencies—Legal” in Note 13 to the Company’s consolidated financial statements in Item 8). Compensation and benefits expenses increased 14% in 2014 from 2013. The increase was primarily due to the reduction of average deferral rates for discretionary incentive-based awards, an increase in amortization due to accelerated vesting of certain awards, and an increase in base salaries and fixed allowances partially offset by a decrease in the fair value of deferred compensation plan referenced investments (see also “Business Segments—Compensation Expense—Discretionary Incentive Compensation” herein).

2013 Compared with 2012.

Investment Banking.    Investment banking revenues in 2013 increased 11% from 2012, reflecting higher revenues from equity and fixed income underwriting transactions, partially offset by lower advisory revenues. Overall, underwriting revenues of $3,067 million increased 20% from 2012. Equity underwriting revenues increased 41% to $1,262 million in 2013, largely driven by increased client activity across Europe, Asia and the Americas. Fixed income underwriting revenues were $1,805 million in 2013, an increase of 8% from 2012, reflecting a continued favorable debt underwriting environment. Advisory revenues from M&A were $1,310 million in 2013, a decrease of 4% from 2012, reflective of the lower level of deal activity in 2013. Industry-wide announced M&A activity for 2013 was relatively flat compared with 2012, with increases in the Americas offset by decreases in EMEA.

Sales and Trading Net Revenues.    Total sales and trading net revenues increased to $9,751 million in 2013 from $6,673 million in 2012, reflecting higher revenues in equity and fixed income sales and trading net revenues and lower losses in other sales and trading net revenues.

Equity.    Equity sales and trading net revenues increased to $6,529 million in 2013 from $4,811 million in 2012. The results in equity sales and trading net revenues included negative revenues due to the impact of DVA of $78 million in 2013 compared with negative revenues of $1,130 million in 2012. Equity sales and trading net revenues, excluding the impact of DVA, increased 11% to $6,607 million in 2013 from 2012, reflecting strong performance across most products and regions, from higher client activity with particular strength in prime brokerage.

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

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues were $3,594 million in 2013 compared with net revenues of $2,358 million in 2012. Results in 2013 included negative revenues of $603 million due to the impact of DVA compared with negative revenues of $3,272 million in 2012. Fixed income product net revenues, excluding the impact of DVA, in 2013 decreased 26% over 2012, primarily reflecting lower levels of client activity across most products and significant revenue declines in interest rate products. Commodity net revenues, excluding the impact of DVA, in 2013 decreased 38% over 2012, primarily reflecting lower levels of client activity across energy markets.

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

Other.    Other sales and trading net losses were $372 million in 2013 compared with net losses of $496 million in 2012. The results in both periods included net losses related to negative carry and losses on economic hedges and other costs related to the Company’s long-term borrowings. The results in 2013 and 2012 were partially offset by revenues of $440 million and $740 million, respectively, associated with corporate loans and lending commitments.

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

Other.    Other revenues of $684 million were recognized in 2013 compared with other revenues of $279 million in 2012. The results in 2013 primarily included income of $570 million, arising from the Company’s 40% stake in MUMSS, compared with income of $152 million in 2012 (see “Other Matters—Japanese Securities Joint Venture” herein and Note 22 to the Company’s consolidated financial statements in Item 8).

Non-interest Expenses.    Non-interest expenses increased 15% in 2013 compared with 2012. The increase was primarily due to higher non-compensation expenses. Compensation and benefits expenses decreased 2% in 2013, primarily due to a decrease in salaries due to lower headcount. Non-compensation expenses increased 35% in 2013 compared with 2012. The increase primarily reflected additions to legal expenses for litigation and investigations related to residential mortgage-backed securities and the credit crisis related matters (see “Other Matters—Legal” herein and “Contingencies—Legal” in Note 13 to the Company’s consolidated financial statements in Item 8).

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

Income Tax Items.

In 2014, the Company recognized in Provision for (benefit from) income taxes an aggregate discrete net tax benefit of $839 million attributable to its Institutional Securities business segment. This included discrete tax benefits of: $612 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination, and $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. In addition, the Company’s Provision for (benefit from) income taxes for the business segment was impacted by approximately $900 million of tax provision as a result of non-deductible expenses related to litigation and regulatory matters.

In 2013, the Company recognized in Provision for (benefit from) income taxes an aggregate discrete net tax benefit of $407 million attributable to its Institutional Securities business segment. This included discrete tax benefits of: $161 million related to the remeasurement of reserves and related interest associated with new information regarding the status of certain tax authority examinations; $92 million related to the establishment of a previously unrecognized deferred tax asset from a legal entity reorganization; $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries; and $81 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”). For a further discussion of the Relief Act, see “Other Matters—Income Tax Matters” herein.

In 2012, the Company recognized in Provision for (benefit from) income taxes a net tax benefit of $249 million attributable to its Institutional Securities business segment. This included a discrete tax benefit of $299 million related to the remeasurement of reserves and related interest associated with either the expiration of the applicable statute of limitations or new information regarding the status of certain Internal Revenue Service examinations and an out-of-period net tax provision of $50 million, primarily related to the overstatement of deferred tax assets associated with repatriated earnings of foreign subsidiaries recorded in prior years. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

Discontinued Operations.

For a discussion about discontinued operations, see Note 1 to the Company’s consolidated financial statements in Item 8.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to Mitsubishi UFJ Financial Group, Inc.’s (“MUFG”) interest in Morgan Stanley MUFG Securities Co., Ltd. (see Note 22 to the Company’s consolidated financial statements in Item 8).

Global Oil Merchanting Business, CanTerm and TransMontaigne.

On December 20, 2013, the Company and a subsidiary of Rosneft Oil Company (“Rosneft”) entered into a Purchase Agreement pursuant to which the Company would sell the global oil merchanting unit of its commodities division (the “global oil merchanting business”) to Rosneft. On December 22, 2014, the Company announced the termination of the sale due to the expiration of the Purchase Agreement on December 20, 2014. The Company continues to explore strategic options for its global oil merchanting business.

On March 27, 2014, the Company completed the sale of Canterm Canadian Terminals Inc. (“CanTerm”), a public storage terminal operator for refined products with two distribution terminals in Canada. As a result of the Company’s level of continuing involvement with CanTerm, the results of CanTerm are reported as a component of continuing operations within the Company’s Institutional Securities business segment for all periods presented. The gain on sale was approximately $45 million.

On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc., a U.S.-based oil storage, marketing and transportation company, as well as related physical inventory and the assumption of the Company’s obligations under certain terminal storage contracts, to NGL Energy Partners LP. The gain on sale, which was included in continuing operations, was approximately $112 million for 2014.

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	2014	2013(1)	2012(1)
	(dollars in millions)
Revenues:
Investment banking	$791	$923	$835
Trading	957	1,161	1,041
Investments	9	14	10
Commissions and fees	2,127	2,209	2,087
Asset management, distribution and administration fees	8,345	7,571	7,101
Other	320	390	313

Total non-interest revenues	12,549	12,268	11,387

Interest income	2,516	2,100	1,886
Interest expense	177	225	326

Net interest	2,339	1,875	1,560

Net revenues	14,888	14,143	12,947

Compensation and benefits	8,825	8,265	7,788
Non-compensation expenses	3,078	3,274	3,587

Total non-interest expenses	11,903	11,539	11,375

Income from continuing operations before income taxes	2,985	2,604	1,572
Provision for (benefit from) income taxes	(207)	910	538

Income from continuing operations	3,192	1,694	1,034

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(1)	94
Provision for income taxes	—	—	26

Income (loss) from discontinued operations	—	(1)	68

Net income	3,192	1,693	1,102
Net income applicable to redeemable noncontrolling interests	—	221	120
Net income applicable to nonredeemable noncontrolling interests	—	—	167

Net income applicable to Morgan Stanley	$3,192	$1,472	$815

Amounts applicable to Morgan Stanley:
Income from continuing operations	$3,192	$1,473	$772
Income (loss) from discontinued operations	—	(1)	43

Net income applicable to Morgan Stanley	$3,192	$1,472	$815

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Statistical Data (dollars in billions, except where noted).

	2014	2013(1)	2012(1)
Annual revenues per representative (dollars in thousands)(2)	$914	$863	$780
Client assets per representative (dollars in millions)(3)	$126	$116	$104
Fee-based asset flows(4)	$58.8	$51.9	$26.9

	At December 31, 2014	At December 31, 2013
Client assets	$2,025	$1,909
Fee-based client assets(5)	$785	$697
Fee-based client assets as a percentage of total client assets(5)	39%	37%
Client liabilities	$51	$39
Bank deposit program(6)	$137	$134
Wealth Management U.S. Subsidiary Banks data(7):
Investment securities portfolio	$57.3	$53.4
Loans and lending commitments	$42.7	$29.5
Wealth Management representatives	16,076	16,456
Retail locations	622	649

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(2)	Annual revenues per representative for 2014, 2013 and 2012 equal the Company’s Wealth Management business segment’s annual revenues divided by the average representative headcount in 2014, 2013 and 2012, respectively.
(3)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(4)	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude cash management-related activity.
(5)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(6)	Balances in the bank deposit program included deposits held by the Company’s U.S. Subsidiary Banks of $128 billion and $104 billion at December 31, 2014 and December 31, 2013, respectively, with the remainder held at Citi-affiliated FDIC-insured depositories. See Note 3 to the Company’s consolidated financial statements in Item 8 for further discussion of the Company’s customer deposits held by Citi.
(7)	Wealth Management U.S. Subsidiary Banks refers to the Company’s U.S. bank operating subsidiaries MSBNA and MSPBNA.

Wealth Management JV.    On June 28, 2013, the Company completed the purchase of the remaining 35% stake in the Wealth Management JV for $4.725 billion. As the 100% owner of the Wealth Management JV, the Company retains all of the related net income previously applicable to the noncontrolling interests in the Wealth Management JV and benefits from the termination of certain related debt and operating agreements with the Wealth Management JV partner.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During 2014 and 2013, $19 billion and $26 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At December 31, 2014, approximately $9 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

For further information, see Note 3 to the Company’s consolidated financial statements in Item 8.

Net Revenues.    The Company’s Wealth Management business segment’s net revenues are composed of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees, and referral fees related to the bank deposit program. Net interest income includes interest related to the bank deposit program, interest on AFS securities and HTM securities, interest on lending activities and other net interest. Other revenues include revenues from AFS securities and HTM securities, customer account services fees, other miscellaneous revenues and revenues from Investments.

	2014	2013(1)	2012(1)
	(dollars in millions)
Net revenues:
Transactional	$3,875	$4,293	$3,963
Asset management	8,345	7,571	7,101
Net interest	2,339	1,875	1,560
Other	329	404	323

Net revenues	$14,888	$14,143	$12,947

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

2014 Compared with 2013.

Transactional.

Investment Banking.    The Company’s Wealth Management business segment’s investment banking revenues include revenues from the distribution of equity and fixed income securities, including initial public offerings, secondary offerings, closed-end funds and unit trusts. Investment banking revenues decreased 14% from 2013 to $791 million in 2014, primarily due to lower levels of underwriting activity in closed-end funds partially offset by higher revenues from structured products.

Trading.    Trading revenues include revenues from customers’ purchases and sales of financial instruments, in which the Company acts as principal, gains and losses on the Company’s inventory positions, which are held primarily to facilitate customer transactions, and gains and losses associated with certain employee deferred compensation plans. Trading revenues decreased 18% from 2013 to $957 million in 2014, primarily due to lower gains related to investments associated with certain employee deferred compensation plans and lower revenues from fixed income products.

Commissions and Fees.    Commissions and fees revenues primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options. Commissions and fees revenues decreased 4% from 2013 to $2,127 million in 2014, primarily due to lower equity, insurance and mutual fund activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    See “Business Segments—Net Revenues” herein for information about the composition of Asset management, distribution and administration fees.

Asset management, distribution and administration fees increased 10% from 2013 to $8,345 million in 2014, primarily due to higher fee-based revenues partially offset by lower revenues from referral fees from the bank deposit program. The referral fees for deposits placed with Citi-affiliated depository institutions declined to $81 million in 2014 from $240 million in 2013, reflecting the ongoing transfer of deposits to the Company from Citi.

Balances in the bank deposit program were $137 billion at December 31, 2014 and $134 billion at December 31, 2013, which included deposits held by the Company’s U.S. Subsidiary Banks of $128 billion at December 31, 2014 and $104 billion at December 31, 2013.

Client assets in fee-based accounts increased to $785 billion and represented 39% of total client assets at December 31, 2014 compared with $697 billion and 37% at December 31, 2013, respectively. Total client asset balances increased to $2,025 billion at December 31, 2014 from $1,909 billion at December 31, 2013, primarily due to higher fee-based asset flows and the impact of market conditions. Fee-based client asset flows for 2014 were $58.8 billion compared with $51.9 billion in 2013.

Net Interest.

Interest income and Interest expense are a function of the level and mix of total assets and liabilities. Net interest is driven by securities-based lending, mortgage lending, margin loans, securities borrowed and securities loaned transactions and bank deposit program activity.

Net interest increased 25% from 2013 to $2,339 million in 2014, primarily due to higher lending balances and growth in loans and lending commitments in PLA securities-based lending products. Total client liability balances increased to $51 billion at December 31, 2014 from $39 billion at December 31, 2013, primarily due to higher growth from PLA securities-based lending products and residential mortgage loans. The loans and lending commitments in the Company’s Wealth Management business segment have grown in 2014, and the Company expects this trend to continue. See “Other Matters—U.S. Subsidiary Banks Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Lending Activities” in Item 7A.

Other.

Other revenues were $320 million in 2014 compared with $390 million in 2013. The results in 2014 included a $40 million gain on sale of a retail property space. The decrease in 2014 primarily reflected a gain on sale of the U.K. operation of the Global Stock Plan Services business in the prior-year period and lower account fees.

Non-interest Expenses.

Non-interest expenses increased 3% in 2014 from 2013. Compensation and benefits expenses increased 7% in 2014 from 2013, primarily due to a higher formulaic payout to Wealth Management representatives linked to higher net revenues, and an increase in base salaries. Non-compensation expenses decreased 6% in 2014 from 2013, primarily driven by non-recurring technology write-offs and an impairment expense related to certain intangible assets (management contracts) associated with alternative investments funds in the prior-year period, lower intangible amortization and a lower FDIC assessment on deposits partially offset by a provision in the current year related to a rescission offer to Wealth Management clients who may not have received a prospectus for certain securities transactions as required.

2013 Compared with 2012.

Transactional.

Investment Banking.    Investment banking revenues increased 11% from 2012 to $923 million in 2013, primarily due to higher levels of underwriting activity in closed-end funds and unit trusts.

Trading.    Trading revenues increased 12% from 2012 to $1,161 million in 2013, primarily due to gains related to investments associated with certain employee deferred compensation plans and higher revenues from fixed income products.

Commissions and Fees.    Commissions and fees revenues increased 6% from 2012 to $2,209 million in 2013, primarily due to higher equity, mutual fund and alternatives activity.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 7% from 2012 to $7,571 million in 2013, primarily due to higher fee-based revenues, partially offset by lower revenues from referral fees from the bank deposit program. The referral fees for deposits placed with Citi-affiliated depository institutions declined to $240 million in 2013 from $383 million in 2012. Lower revenues from the bank deposit program and the decrease in referral fees were both due to the ongoing transfer of deposits to the Company from Citi.

Balances in the bank deposit program were $134 billion at December 31, 2013 from $131 billion at December 31, 2012, which included deposits held by the Company’s U.S. Subsidiary Banks of $104 billion at December 31, 2013 and $72 billion at December 31, 2012.

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

Net Interest.

Net interest increased 20% from 2012 to $1,875 million in 2013, primarily due to higher lending balances and growth in loans and lending commitments in PLA securities-based lending products. In addition, interest expense declined in 2013 due to the Company’s redemption of all the Class A Preferred Interests owned by Citi and its affiliates, in connection with the Company’s acquisition of 100% ownership of the Wealth Management JV effective at the end of the second quarter of 2013. Total client liability balances increased to $39 billion at December 31, 2013 from $31 billion at December 31, 2012. See “Other Matters—U.S. Subsidiary Banks’ Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 7A.

Other.

Other revenues increased 25% from 2012 to $390 million in 2013, primarily due to a gain on sale of the U.K. operation of the Global Stock Plan Services business and realized gains on AFS securities.

Non-interest Expenses.

Non-interest expenses increased 1% in 2013 from 2012. Compensation and benefits expenses increased 6% in 2013 from 2012, primarily due to a higher formulaic payout to Wealth Management representatives linked to higher net revenues. Non-compensation expenses decreased 9% in 2013 from 2012, primarily driven by the absence of platform integration costs and non-recurring technology write-offs, partially offset by an impairment expense related to certain intangible assets (management contracts) associated with alternative investments funds in 2013 (see Note 9 to the Company’s consolidated financial statements in Item 8).

Income Tax Items.

In 2014, the Company recognized in Provision for (benefit from) income taxes a discrete tax benefit of $1,390 million, attributable to its Wealth Management business segment, due to the release of a deferred tax liability as a result of an internal restructuring to simplify the Company’s legal entity organization. For a further discussion of the discrete tax benefit, see “Other Matters —Income Tax Matters” herein.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	2014	2013(1)	2012(1)
	(dollars in millions)
Revenues:
Investment banking	$5	$11	$17
Trading	(19)	41	(44)
Investments	587	1,056	513
Commissions and fees	—	—	(6)
Asset management, distribution and administration fees	2,049	1,920	1,793
Other	106	32	51

Total non-interest revenues	2,728	3,060	2,324

Interest income	2	9	10
Interest expense	18	10	28

Net interest	(16)	(1)	(18)

Net revenues	2,712	3,059	2,306

Compensation and benefits	1,213	1,189	848
Non-compensation expenses	835	862	818

Total non-interest expenses	2,048	2,051	1,666

Income from continuing operations before income taxes	664	1,008	640
Provision for income taxes	207	307	286

Income from continuing operations	457	701	354

Discontinued operations:
Income from discontinued operations before income taxes	7	9	13
Provision for income taxes	2	—	4

Income from discontinued operations	5	9	9

Net income	462	710	363
Net income applicable to nonredeemable noncontrolling interests	91	182	187

Net income applicable to Morgan Stanley	$371	$528	$176

Amounts applicable to Morgan Stanley:
Income from continuing operations	$366	$519	$167
Income from discontinued operations	5	9	9

Net income applicable to Morgan Stanley	$371	$528	$176

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Statistical Data.

The Company’s Investment Management business segment’s period-end and average assets under management or supervision were as follows:

	At December 31,		Average for
	2014	2013(1)	2014	2013(1)	2012(1)
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$141	$140	$145	$130	$114
Fixed income	65	60	63	61	59
Liquidity	128	112	119	104	87
Alternatives(2)	36	31	34	29	26
Managed Futures(1)	3	4	3	5	6

Total Traditional Asset Management	373	347	364	329	292

Real Estate Investing	20	21	21	20	19

Merchant Banking	10	9	9	9	9

Total assets under management or supervision	$403	$377	$394	$358	$320

Share of minority stake assets(3)	$7	$6	$7	$6	$5

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(2)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(3)	Amounts represent the Company’s Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Company’s Investment Management business segment’s assets under management or supervision during 2014, 2013 and 2012 was as follows:

	2014	2013(1)	2012(1)
	(dollars in billions)
Balance at beginning of period	$377	$343	$293
Net flows by asset class:
Traditional Asset Management:
Equity	(2)	(1)	(2)
Fixed income	5	—	(1)
Liquidity	17	12	26
Alternatives(2)	4	2	1
Managed Futures(1)	(1)	(1)	—

Total Traditional Asset Management	23	12	24

Real Estate Investing	(2)	(1)	1

Merchant Banking	3	1	—

Total net flows	24	12	25
Net market appreciation	2	22	25

Total net increase	26	34	50

Balance at end of period	$403	$377	$343

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(2)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.

2014 Compared with 2013.

Investment Banking.    The Company’s Investment Management business segment generates investment banking revenues primarily from the placement of investments in real estate and merchant banking funds.

Trading.    See “Business Segments—Net Revenues” herein for information about the composition of Trading revenues.

The Company recognized a loss of $19 million in 2014 compared with a gain of $41 million in 2013, which primarily reflected losses and gains, respectively, related to certain consolidated real estate funds sponsored by the Company.

Investments.    Real estate and private equity investments generally are held for long-term appreciation and generally subject to significant sales restrictions. Estimates of the fair value of the investments involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

The Company recorded net investment gains of $587 million in 2014 compared with gains of $1,056 million in 2013. The decrease in 2014 primarily related to lower net investment gains and the non-recurrence of carried interest in the Company’s Merchant Banking and Real Estate Investing businesses and lower gains from investments in the Company’s employee deferred compensation and co-investment plans. 2014 results were also negatively impacted by the deconsolidation in the second quarter of 2014 of certain legal entities associated with a real estate fund sponsored by the Company.

Asset Management, Distribution and Administration Fees.    “See Business Segments—Net Revenues” herein for information about the composition of Asset management, distribution and administration fees.

Asset management, distribution and administration fees increased 7% from 2013 to $2,049 million in 2014. The increase primarily reflected higher management and administration revenues, as a result of higher average assets under management.

The Company’s assets under management increased $26 billion from $377 billion at December 31, 2013 to $403 billion at December 31, 2014, reflecting positive net flows and market appreciation. The Company recorded net inflows of $24 billion in 2014, reflecting net customer inflows in liquidity, fixed income and alternatives funds, partially offset by outflows in equity and managed futures. The Company recorded net customer inflows of $12 billion in 2013, primarily in liquidity funds.

Other.    Other revenues were $106 million in 2014 as compared with $32 million in 2013. The results in 2014 included higher revenues associated with the Company’s minority investment in certain third-party investment managers and a $17 million gain on sale of a retail property space.

Non-interest Expenses.    Non-interest expenses of $2,048 million in 2014 were essentially unchanged from 2013. Compensation and benefits expenses increased 2% in 2014 due to the reduction in deferral rates for incentive-based compensation, an increase in amortization due to accelerated vesting of certain awards and increases in salaries partially offset by a decrease in the fair value of deferred compensation plan referenced investments (see also “Business Segments— Compensation Expense—Discretionary Incentive Compensation” herein). Non-compensation expenses decreased 3% in 2014, primarily due to an impairment expense related to certain intangible assets (management contracts) associated with alternative investments funds in the prior-year period and the result of lower consumption taxes in the European Union.

2013 Compared with 2012.

Trading.    The Company recognized gains of $41 million in 2013 compared with losses of $44 million in 2012. Trading results in 2013 primarily reflected gains related to certain consolidated real estate funds sponsored by the Company. Trading results in 2012 primarily reflected losses related to certain consolidated real estate funds sponsored by the Company as well as losses on hedges on certain investments.

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

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 7% from 2012 to $1,920 million in 2013. The increase primarily reflected higher management and administration revenues, primarily due to higher average assets under management, as well as higher performance fees.

The Company’s assets under management increased $34 billion from $343 billion at December 31, 2012 to $377 billion at December 31, 2013, reflecting market appreciation and positive net flows. The Company recorded $22 billion in market appreciation and net inflows of $12 billion in 2013, primarily reflecting net customer inflows in liquidity funds. In 2012, the Company recorded $25 billion in market appreciation and $25 billion in net customer inflows, primarily in liquidity funds.

Other.    Other revenues were $32 million in 2013 as compared with $51 million in 2012. The results in 2013 included higher revenues associated with the Company’s minority investment in certain third-party investment managers. The results in 2012 included gains associated with the expiration of a lending facility to a real estate fund sponsored by the Company.

Non-interest Expenses.    Non-interest expenses were $2,051 million in 2013 as compared with $1,666 million in 2012. Compensation and benefits expenses increased 40% in 2013, primarily due to an increase in the fair value of deferred compensation plan referenced investments. Non-compensation expenses increased 5% in 2013, primarily due to higher brokerage and clearing, professional services expenses and an impairment expense related to certain intangible assets (management contracts) associated with alternative investments funds partially offset by lower information processing expenses.

Income Tax Items.

In 2012, the Company recognized in Provision for (benefit from) income taxes an out-of-period net tax provision of $107 million, attributable to its Investment Management business segment, primarily related to the overstatement of deferred tax assets associated with partnership investments in prior years. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains associated with these consolidated funds were $104 million, $151 million and $225 million in 2014, 2013 and 2012, respectively. Nonredeemable noncontrolling interests decreased in 2014, primarily due to the deconsolidation in the second quarter of 2014 of certain legal entities associated with a real estate fund sponsored by the Company.

Accounting Development Updates.

Amendments to the Consolidation Analysis.

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued an amendment update that changes the analysis that the Company must perform to determine whether it should consolidate certain types of legal entities. The Company is required to reevaluate its interests in legal entities in scope of the new guidance under the revised consolidation model. The guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this amendment update.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.

In November 2014, the FASB issued an accounting update requiring entities to determine the nature of the host contract in a hybrid financial instrument issued in the form of a share by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract, when evaluating whether the host contract is more akin to debt or equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. The guidance is effective for the Company beginning on January 1, 2016 and must be applied on a modified retrospective basis. The guidance may be applied on a full retrospective basis to all relevant prior periods and early adoption is permitted. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

In August 2014, the FASB issued an accounting update that provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and the related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The guidance is effective for the Company beginning January 1, 2017. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity.

In August 2014, the FASB issued an accounting update to clarify the measurement upon initial consolidation and subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity when the reporting entity has determined that it is the primary beneficiary of the collateralized financing entity. This guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Revenue from Contracts with Customers.

In May 2014, the FASB issued an accounting update to clarify the principles of revenue recognition, to develop a common revenue recognition standard across all industries for U.S. GAAP and International Financial Reporting Standards and to provide enhanced disclosures for users of the financial statements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company beginning January 1, 2017. The Company is currently evaluating the potential impact of adopting this accounting standard update.

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

Other Matters.

Legal.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the U.S. Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2,600 million to resolve certain claims that the Civil Division indicated it intended to bring against the Company related to legacy residential mortgage matters. This agreement in principle resulted from very rapidly evolving deliberations with the Civil Division, including meetings on February 18 and 19 and negotiations which continued through February 25, 2015.

In connection with the resolution of this matter, the Company has, subsequent to the announcement of the Company’s 2014 earnings on January 20, 2015, increased previously established legal reserves for this settlement and other legacy residential mortgage matters by $2,798 million, which increased Other expenses within the Company’s Institutional Securities business segment for the year ended December 31, 2014. This decreased income from continuing operations by $2,670 million and diluted EPS from continuing operations by $1.35 for the year ended December 31, 2014. The Civil Division legal matter was considered to be a recognizable subsequent event requiring adjustment to the Company’s December 31, 2014 consolidated financial statements under U.S. GAAP.

While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

The Company incurred legal expenses of $3,411 million in 2014, $1,952 million in 2013 and $513 million in 2012. The legal expenses incurred in 2014 were primarily due to reserve additions related to the agreement reached in principle with the Civil Division mentioned above, as well as reserves related to certain claims that other members of the RMBS Working Group of the Financial Fraud Enforcement Task Force have indicated they intend to bring against the Company. The legal expenses incurred in 2013 and 2012 were primarily due to reserve additions and settlements related to legacy residential mortgage-backed securities and credit crisis related matters (see “Contingencies—Legal” in Note 13 to the Company’s consolidated financial statements in Item 8). Legal expenses are included in Other expenses in the Company’s consolidated statements of income. The Company expects future legal expenses in general to continue to be elevated, and the changes in expenses from period to period may fluctuate significantly, given the current environment regarding financial crisis related government investigations and private litigation affecting global financial services firms, including the Company.

Return on Equity Goal.

The Company is aiming to improve its returns to shareholders with a goal of achieving a 10% or more return on average common equity excluding DVA (“Return on Equity”), subject to the successful execution of its strategic objectives.

The Company plans to progress toward achieving its Return on Equity goal through the following strategies. In the Wealth Management business, the Company plans to continue to improve profitability through cost discipline and revenue growth, as reflected in a pre-tax margin target of 22% to 25% by year-end 2015. In the Fixed Income and Commodities businesses, the Company plans to improve its Return on Equity to more than 10% over time by: optimizing the Commodities business through reducing exposure to physical commodities; pursuing in the Fixed Income business, a more centralized decision-making process with more strategic resource allocation and a focus on expenses, leveraging technology, capital and balance sheet optimization; and the continued reduction of RWAs. Across the entire organization, the Company plans to pursue the following: executing its overall expense reduction plan and improving both compensation and non-compensation expense ratios; growing earnings through Morgan Stanley-specific opportunities, particularly with respect to deposit growth in its U.S.

Subsidiary Banks and optimization of lending products and AFS securities; reducing funding costs due to the improvement in the Company’s credit spreads and the refinancing of borrowings issued at higher interest rates; and prudently returning capital to shareholders, as appropriate, subject to regulatory approval.

The Company’s Return on Equity goal and its related strategies are forward-looking statements that may be materially affected by many factors including, among other things: macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; and legal expenses. Given the uncertainties surrounding these and other factors, there are significant risks that the Company’s Return on Equity goal may not be realized, and actual results may differ from the goal and the differences may be material and adverse. Accordingly, the Company cautions that undue reliance is not to be placed on any of these forward-looking statements. See “Forward-Looking Statements” immediately preceding Part I, Item 1, and “Risk Factors” in Part I, Item 1A for additional information regarding these forward-looking statements. Return on Equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance.

U.S. Subsidiary Banks’ Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through the Company’s U.S. Subsidiary Banks. The Company’s lending activities in its Institutional Securities business segment primarily include corporate lending activities, in which the Company provides loans or lending commitments to certain corporate clients. In addition to corporate lending activities, the Institutional Securities business segment engages in other lending activities. The Company’s lending activities in its Wealth Management business segment include securities-based lending that allows clients to borrow money against the value of qualifying securities in PLAs and residential mortgage lending. The Company expects its lending activities to continue to grow through further penetration of the Company’s Institutional Securities and Wealth Management business segments’ client base.

The following table presents the Company’s U.S. Subsidiary Banks’ lending activities included in its consolidated statements of financial condition:

	At December 31, 2014	At December 31, 2013
	(dollars in billions)
Institutional Securities U.S. Subsidiary Banks data:
Corporate lending	$9.6	$8.8
Other lending(1):
Corporate loans	8.0	2.3
Wholesale real estate loans	8.6	1.8
Wealth Management U.S. Subsidiary Banks data:
Securities-based lending and other loans	$21.9	$14.7
Residential real estate loans	15.8	10.1

(1)	In addition to primary corporate lending activity, the Company’s Institutional Securities business segment engages in other lending activities. These activities include commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to Institutional equities clients and loans to municipalities. The increase in other lending from 2013 primarily reflects growth in commercial mortgage and asset-backed loans.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 7A. Also see Notes 8 and 13 to the Company’s consolidated financial statements in Item 8 for additional information about the Company’s loans and lending commitments, respectively.

Investment Securities—Available for Sale and Held to Maturity.

During 2014, 2013 and 2012, the Company reported net unrealized gains (losses) of $209 million, $(433) million and $28 million, net of tax, respectively, on its AFS securities portfolio. Unrealized gains (losses) in the AFS securities portfolio are included in Accumulated other comprehensive income (loss) for all periods presented. The unrealized gains and losses for 2014, 2013 and 2012 were primarily due to changes in interest rates. The securities in the Company’s AFS securities portfolio with an unrealized loss were not other-than-temporarily impaired at December 31, 2014, December 31, 2013 and December 31, 2012. In 2014, the Company purchased $100 million in HTM securities and expects to grow its HTM Investment securities portfolio. For more information, see Notes 2 and 5 to the Company’s consolidated financial statements in Item 8.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at December 31, 2014 and December 31, 2013 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At December 31, 2014 and December 31, 2013, the Company’s consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of approximately $0.3 billion and $2.2 billion, respectively, including noncontrolling interests of approximately $0.2 billion and $1.8 billion, respectively, for a net amount of approximately $23 million and $451 million, respectively. The decrease was driven by the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company. The deconsolidation was due to the Volcker Rule regulations becoming effective on April 1, 2014, combined with an earlier expiration of a credit facility that was not renewed by the Company. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $0.3 billion at December 31, 2014.

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties are breached. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings—Residential Mortgage and Credit Crisis Related Matters” in Part I, Item 3, and Note 13 to the Company’s consolidated financial statements in Part II, Item 8, for further information.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS. The Company accounts for its interest in MUMSS as an equity method investment within the Company’s Institutional Securities business segment. During 2014, 2013 and 2012, the Company recorded income of $224 million, $570 million and $152 million, respectively, within Other revenues in the Company’s consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

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

In June 2014 and June 2013, MUMSS paid a dividend of approximately $594 million and $287 million, respectively, of which the Company received approximately $238 million and $115 million, respectively, for its proportionate share of MUMSS.

See Note 22 to the Company’s consolidated financial statements in Item 8 for further information.

Income Tax Matters.

In 2014, the Company recognized an aggregate discrete net tax benefit of $2,226 million. This discrete net tax benefit consisted of: $1,380 million primarily due to the release of a deferred tax liability as a result of a legal entity restructuring, $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination, and $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. In addition, the Company’s Provision for (benefit from) income taxes was impacted by approximately $900 million of tax provision as a result of non-deductible expenses related to litigation and regulatory matters.

On October 31, 2014, the Company completed an internal restructuring to simplify its legal entity organization that included a change in tax status of Morgan Stanley Smith Barney Holdings LLC from a partnership to a corporation. As a result of this change in tax status, the Company released a deferred tax liability which was previously established in 2009 as part of the acquisition of Smith Barney through a charge to Additional paid-in capital. This discrete net tax benefit of $1,390 million was included in Provision for (benefit from) income taxes in the Company’s consolidated statements of income for 2014, and attributable to its Wealth Management business segment.

The income of certain foreign subsidiaries earned outside of the U.S. has previously been excluded from taxation in the U.S. as a result of a provision of U.S. tax law that defers the imposition of tax on certain active financial services income until such income is repatriated to the U.S. as a dividend. This provision as well as other provisions that allow for tax benefits from certain tax credits were retroactively extended for one year on December 19, 2014 as part of the Tax Increase Prevention Act of 2014, and the associated tax benefits were recognized in Provision for (benefit from) income taxes in the Company’s consolidated statement of income for 2014. For 2015, the increase to the effective tax rate as a result of the expiration of the provisions is estimated to be immaterial on a quarterly and on an annual basis.

New York State corporate tax reform (the “tax reform”) was signed into law on March 31, 2014. The tax reform, which is effective for tax years beginning on or after January 1, 2015, merges the existing bank franchise tax into a substantially amended general corporation franchise tax and adopts customer-based single receipts factor for all New York taxpayers. The tax reform mainly impacts the Company’s banking subsidiaries and did not have a material impact on the Company’s 2014 annual effective tax rate and consolidated statements of income for 2014.

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

Defined Benefit Pension and Other Postretirement Plans.

Expense.    The Company recognizes the compensation cost of an employee’s pension benefits (including prior-service cost) over the employee’s estimated service period. This process involves making certain estimates and assumptions, including the discount rate and the expected long-term rate of return on plan assets. The defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “U.S. Qualified Plan”) ceased future benefit accruals after December 31, 2010. Any benefits earned by participants under the U.S. Qualified Plan at December 31, 2010 were preserved and will be payable based on the U.S. Qualified Plan’s provisions. Net periodic pension expense for U.S. and non-U.S. plans was $91 million, $97 million and $99 million for 2014, 2013 and 2012, respectively.

In 2014, the Morgan Stanley Supplemental Executive Retirement and Excess Plan (the “SEREP”) was amended to cease accrual of benefits. Any benefits earned by participants under the SEREP prior to October 1, 2014 will be payable in the future based on the SEREP’s provisions. The amendment did not have a material impact on the Company’s consolidated financial statements.

Contributions.    The Company made contributions of $244 million, $42 million and $42 million to its U.S. and non-U.S. defined benefit pension plans in 2014, 2013 and 2012, respectively. These contributions were funded with cash from operations.

The Company determines the amount of its pension contributions to its funded plans by considering several factors, including the level of plan assets relative to plan liabilities, the types of assets in which the plans are invested, expected plan liquidity needs and expected future contribution requirements. The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws (for example, in the U.S., the minimum required contribution under the Employee Retirement Income Security Act of 1974, or “ERISA”). In December 2014, an elective $200 million contribution was made to the U.S. Qualified Plan, primarily to offset the increase in liability due to the Plan’s adoption of new mortality tables. In 2014, 2013 and 2012, there were no minimum required ERISA contributions for the U.S. Qualified Plan. No contributions were made to the U.S. Qualified Plan for 2013 and 2012.

See Note 19 to the Company’s consolidated financial statements in Item 8 for more information on the Company’s defined benefit pension and postretirement plans.

Critical Accounting Policies.

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the Company’s consolidated financial statements in Item 8). The Company believes that of its significant accounting policies (see Note 2 to the Company’s consolidated financial statements in Item 8), the following policies involve a higher degree of judgment and complexity.

Fair Value.

Financial Instruments Measured at Fair Value.    A significant number of the Company’s financial instruments are carried at fair value. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the Company’s consolidated financial statements. These assets and liabilities include, but are not limited to:

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses quoted prices in active markets, Level 2 uses valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the Company’s consolidated financial statements in Item 8.

During the fourth quarter of 2014, the Company incorporated FVA into the fair value measurements of OTC uncollateralized or partially collateralized derivatives, and in collateralized derivatives where the terms of the agreement do not permit the reuse of the collateral received. The Company’s implementation of FVA reflects the inclusion of FVA in the pricing and valuations by the majority of market participants involved in the Company’s principal exit market for these instruments. In general, FVA reflects a market funding risk premium inherent in the noted derivative instruments. The implementation of FVA required a number of important management judgments including:

•	Determining when sufficient market evidence exists to indicate that FVA should be incorporated into the fair value measurements;

•	Estimating the fair value of funding costs and benefits in the principal exit market; and

•	Determining the interaction between Credit Valuation Adjustment (“CVA”) and FVA, given that CVA already reflects credit spreads, which are related to and can impact funding spreads.

For a further discussion of valuation adjustments applied by the Company, see Note 2 to the Company’s consolidated financial statements in Item 8.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At December 31, 2014 and December 31, 2013, certain of the Company’s assets and liabilities were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, intangible assets and other assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

See Note 4 to the Company’s consolidated financial statements in Item 8 for further information on assets and liabilities that are measured at fair value on a non-recurring basis.

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

See Note 2 to the Company’s consolidated financial statements in Item 8 for additional information regarding the Company’s valuation policies, processes and procedures.

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

See Notes 2, 4 and 9 to the Company’s consolidated financial statements in Item 8 for additional information about goodwill and intangible assets.

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

See Note 13 to the Company’s consolidated financial statements in Item 8 for additional information on legal proceedings.

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

The Company’s provision for income taxes is composed of current and deferred taxes. Current income taxes approximate taxes to be paid or refunded for the current period. The Company’s deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s deferred tax balances also include deferred assets related to tax attribute carryforwards, such as net operating losses and tax credits that will be realized through reduction of future tax liabilities and, in some cases, are subject to expiration if not utilized within certain periods. The Company performs regular reviews to ascertain whether deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income and incorporate various tax planning strategies, including strategies that may be available to utilize net operating losses before they expire. Once the deferred tax asset balances have been determined, the Company may record a valuation allowance against the deferred tax asset balances to reflect the amount of these balances (net of valuation allowance) that the Company estimates it is more likely than not to realize at a future date. Both current and deferred income taxes could reflect adjustments related to the Company’s unrecognized tax benefits.

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

See Note 2 to the Company’s consolidated financial statements in Item 8 for additional information on the Company’s significant assumptions, judgments and interpretations associated with the accounting for income taxes and Note 20 to the Company’s consolidated financial statements in Item 8 for additional information on the Company’s tax examinations.

Liquidity and Capital Resources.

The Company’s senior management establishes liquidity and capital policies. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity and interest rate and currency sensitivity of the Company’s asset and liability position. The Company’s Treasury Department, Firm Risk Committee, Asset and Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its consolidated statements of financial condition, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board’s Risk Committee.

The Balance Sheet.

The Company monitors and evaluates the composition and size of its balance sheet on a regular basis. The Company’s balance sheet management process includes quarterly planning, business-specific limits, monitoring of business-specific usage versus limits, key metrics and new business impact assessments.

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

The tables below summarize total assets for the Company’s business segments at December 31, 2014 and December 31, 2013:

	At December 31, 2014
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$23,161	$23,363	$460	$46,984
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	37,841	2,766	—	40,607
Trading assets	252,021	1,300	3,480	256,801
Investment securities(3)	11,999	57,317	—	69,316
Securities received as collateral(2)	21,316	—	—	21,316
Securities purchased under agreements to resell(2)	73,299	9,989	—	83,288
Securities borrowed(2)	136,336	372	—	136,708
Customer and other receivables(2)	27,328	21,022	611	48,961
Loans, net of allowance(4)	28,755	37,822	—	66,577
Other assets(5)	18,285	11,196	1,471	30,952

Total assets(6)	$630,341	$165,147	$6,022	$801,510

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Investment securities include both AFS securities and HTM securities.
(4)	Amounts include loans held for sale and loans held for investment but exclude loans at fair value, which are included in Trading assets in the Company’s consolidated statements of financial condition (see Note 8 to the Company’s consolidated financial statements in Item 8).
(5)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(6)	Total assets include Global Liquidity Reserve of $193 billion at December 31, 2014.

	At December 31, 2013
	Institutional Securities	Wealth Management(1)	Investment Management(1)	Total
	(dollars in millions)
Assets
Cash and cash equivalents(2)	$30,169	$28,966	$748	$59,883
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(3)	36,422	2,781	—	39,203
Trading assets	273,959	2,104	4,681	280,744
Investment securities(4)	—	53,430	—	53,430
Securities received as collateral(3)	20,508	—	—	20,508
Securities purchased under agreements to resell(3)	106,812	11,318	—	118,130
Securities borrowed(3)	129,366	341	—	129,707
Customer and other receivables(3)	33,927	22,493	684	57,104
Loans, net of allowance(5)	17,890	24,984	—	42,874
Other assets(6)	19,543	10,086	1,490	31,119

Total assets(7)	$668,596	$156,503	$7,603	$832,702

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment.
(2)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(3)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(4)	Investment securities include only AFS securities.
(5)	Amounts include loans held for sale and loans held for investment but exclude loans at fair value, which are included in Trading assets in the Company’s consolidated statements of financial condition (see Note 8 to the Company’s consolidated financial statements in Item 8).
(6)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(7)	Total assets include Global Liquidity Reserve of $202 billion at December 31, 2013.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Company’s Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets decreased to $802 billion at December 31, 2014 from $833 billion at December 31, 2013. The decrease in total assets was primarily due to a decrease in Trading assets, primarily due to reductions in U.S. government and agency securities, interest bearing deposits with banks, and Securities purchased under agreements to resell partially offset by an increase in Loans, Investment securities and Securities borrowed.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At December 31, 2014, securities financing assets and liabilities were $320 billion and $295 billion, respectively. At December 31, 2013, securities financing assets and liabilities were $352 billion and $353 billion, respectively. Securities financing transactions include Cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, Securities borrowed and loaned transactions, Securities received as collateral and obligations to return securities received, and Customer and other receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 6 to the Company’s consolidated financial statements in Item 8). Securities sold under agreements to repurchase and Securities loaned were $95 billion at December 31, 2014 and averaged $137 billion during 2014. Securities sold under agreements to repurchase and Securities loaned period-end balances were lower than the average balances during 2014 as the Company’s assets decreased. Securities purchased under agreements to resell and Securities borrowed were $220 billion at December 31, 2014 and averaged $255 billion during 2014. Securities purchased under agreements to resell and Securities borrowed period-end balances were lower than the average balances during 2014 due to a reduction in client financing activity and an increase in financing balance sheet efficiencies.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $21 billion at December 31, 2014 and December 31, 2013, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

Liquidity Risk Management Framework.

The primary goal of the Company’s liquidity risk management framework is to ensure that the Company has access to adequate funding across a wide range of market conditions. The framework is designed to enable the Company to fulfill its financial obligations and support the execution of the Company’s business strategies.

The following principles guide the Company’s liquidity risk management framework:

•	Sufficient liquid assets should be maintained to cover maturing liabilities and other planned and contingent outflows;

•	Maturity profile of assets and liabilities should be aligned, with limited reliance on short-term funding;

•	Source, counterparty, currency, region, and term of funding should be diversified; and

•	Contingency Funding Plan (“CFP”) should anticipate, and account for, periods of limited access to funding.

The core components of the Company’s liquidity risk management framework are the CFP, Liquidity Stress Tests and the Global Liquidity Reserve (as defined below), which support the Company’s target liquidity profile.

Contingency Funding Plan.

The Company’s CFP describes the data and information flows, limits, targets, operating environment indicators, escalation procedures, roles and responsibilities, and available mitigating actions in the event of a liquidity stress. The CFP also sets forth the principal elements of the Company’s liquidity stress testing, which identifies stress events of different severity and duration, assesses current funding sources, and uses and establishes a plan for monitoring and managing a potential liquidity stress event.

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

The Liquidity Stress Tests are produced for the Parent and major operating subsidiaries, as well as at major currency levels, to capture specific cash requirements and cash availability across the Company, including a limited number of asset sales in a stressed environment. The Liquidity Stress Tests assume that subsidiaries will use their own liquidity first to fund their obligations before drawing liquidity from the Parent. The Parent will support its subsidiaries and will not have access to subsidiaries’ liquidity reserves. In addition to the assumptions underpinning the Liquidity Stress Tests, the Company takes into consideration the settlement risk related to intraday settlement and clearing of securities and financing activities.

At December 31, 2014 and December 31, 2013, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

Global Liquidity Reserve.

The Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and to meet strategic liquidity targets sized by the CFP and Liquidity Stress Tests. The size of the Global Liquidity Reserve is actively managed by the Company. The following components are considered in sizing the Global Liquidity Reserve: unsecured debt maturity profile, balance sheet size and composition, funding needs in a stressed environment inclusive of contingent cash outflows and collateral requirements. In addition, the Company’s Global Liquidity Reserve includes an additional reserve, which is primarily a discretionary surplus based on the Company’s risk tolerance and is subject to change dependent on market and firm-specific events.

The Company’s Global Liquidity Reserve is held within the Parent and its major operating subsidiaries. The Company’s Global Liquidity Reserve is composed of diversified cash and cash equivalents and unencumbered highly liquid securities. Eligible unencumbered highly liquid securities include U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities, non-U.S. government securities and other highly liquid investment grade securities.

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

	At December 31, 2014	At December 31, 2013
	(dollars in billions)
Cash deposits with banks	$12	$18
Cash deposits with central banks	30	36
Unencumbered highly liquid securities:
U.S. government obligations	76	84
U.S. agency and agency mortgage-backed securities	32	23
Non-U.S. sovereign obligations(1)	26	23
Investments in money market funds	1	1
Other investment grade securities	16	17

Global Liquidity Reserve	$193	$202

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

The ability to monetize assets during a liquidity crisis is critical. The Company believes that the assets held in its Global Liquidity Reserve can be monetized within five business days in a stressed environment given the highly liquid and diversified nature of the reserves. The currency profile of the Company’s Global Liquidity Reserve is consistent with the Company’s CFP and Liquidity Stress Tests. In addition to its Global Liquidity Reserve, the Company has other cash and cash equivalents and other unencumbered assets that are available for monetization that are not included in the balances in the table above.

Global Liquidity Reserve Held by Bank and Non-Bank Legal Entities.

The table below summarizes period-end and average balances of the Company’s Global Liquidity Reserve held by bank and non-bank legal entities:

			Average Balance(1)
	At December 31, 2014	At December 31, 2013	2014	2013
	(dollars in billions)
Bank legal entities:
Domestic	$83	$85	$82	$70
Foreign	5	4	5	5

Total Bank legal entities	88	89	87	75

Non-Bank legal entities:
Domestic(2)	70	80	76	83
Foreign	35	33	32	34

Total Non-Bank legal entities	105	113	108	117

Total	$193	$202	$195	$192

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent held $55 billion and $58 billion at December 31, 2014 and December 31, 2013, respectively, which averaged $57 billion and $63 billion during 2014 and 2013, respectively.

Basel Liquidity Framework.

The Basel Committee has developed two standards intended for use in liquidity risk supervision: the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”).

Liquidity Coverage Ratio.    The LCR was developed to ensure banking organizations have sufficient high-quality liquid assets to cover net cash outflows arising from significant stress over 30 calendar days. This standard’s objective is to promote the short-term resilience of the liquidity risk profile of banking organizations.

In September 2014, the U.S. bank regulators issued a final rule to implement the LCR in the U.S. (“U.S. LCR”). The U.S. LCR applies to the Company and the Company’s U.S. Subsidiary Banks. The U.S. LCR is more stringent in certain respects than the Basel Committee’s version of the LCR as it includes a generally narrower definition of debt and equity securities that qualify as high-quality liquid assets, different methodologies and assumptions for calculating net cash outflows during the 30-day stress period, a maturity mismatch add-on, and a phase-in period that ends on December 31, 2016. In addition, under the U.S. LCR, a banking organization must submit a liquidity compliance plan to its primary federal banking agency if it fails to maintain the minimum U.S. LCR requirement for three consecutive business days. As of January 1, 2015 the Company and the Company’s U.S. Subsidiary Banks are required to maintain a minimum U.S. LCR of 80%. This minimum requirement will increase to 90% beginning on January 1, 2016 and will be fully phased in at 100% beginning on January 1, 2017. The Company and the Company’s U.S. Subsidiary Banks must calculate their respective U.S. LCR on a monthly basis during the period between January 1, 2015 and June 30, 2015 and on each business day starting on July 1, 2015. The Company is compliant with the minimum required U.S. LCR based on current estimates and interpretation and continues to evaluate its potential impact on the Company’s liquidity and funding requirements.

Net Stable Funding Ratio.    The objective of the NSFR is to reduce funding risk over a one-year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress. In October 2014, the Basel Committee finalized revisions to the original December 2010 version of the NSFR. The U.S. banking regulators are expected to issue a proposal to implement the NSFR in the U.S. The Company continues to evaluate the NSFR and its potential impact on the Company’s current liquidity and funding requirements.

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

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as government-issued or government-guaranteed securities with a high degree of fundability and less liquid assets as those that do not meet this criteria. At December 31, 2014 and December 31, 2013, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains term secured funding liabilities in excess of less liquid inventory, or “spare capacity”, as an additional risk mitigant to replace maturing trades in the event that secured financing markets or the Company’s ability to access them become limited. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

The Company also maintains a pool of liquid and easily fundable securities, which provide a valuable future source of liquidity. With the implementation of U.S. Basel III liquidity standards, the Company has also incorporated high quality liquid asset classifications that are consistent with the U.S. LCR definitions into its encumbrance reporting, which further substantiates the demonstrated liquidity characteristics of the unencumbered asset pool and the Company’s ability to readily identify new funding sources for such assets.

Unsecured Financing.

The Company views long-term debt and deposits as stable sources of funding. Unencumbered securities and non-security assets are financed with a combination of long-term and short-term debt and deposits. The Company’s unsecured financings include structured borrowings, whose payments and redemption values are based on the performance of certain underlying assets, including equity, credit, foreign exchange, interest rates and commodities. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate and structured borrowings risk profile (see Note 12 to the Company’s consolidated financial statements in Item 8).

Short-Term Borrowings.

The Company’s unsecured short-term borrowings may consist of commercial paper, bank loans, bank notes and structured notes with maturities of 12 months or less at issuance.

The table below summarizes the Company’s short-term unsecured borrowings:

	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Commercial paper	$—	$8
Other short-term borrowings	2,261	2,134

Total	$2,261	$2,142

Deposits.

The Company’s bank subsidiaries’ funding sources include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in the Company’s U.S. Subsidiary Banks are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics. Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During 2014, $19 billion of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At December 31, 2014, approximately $9 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015 (see Note 3 to the Company’s consolidated financial statements in Item 8).

Deposits were as follows:

	At December 31, 2014(1)	At December 31, 2013(1)
	(dollars in millions)
Savings and demand deposits	$132,159	$109,908
Time deposits(2)	1,385	2,471

Total(3)	$133,544	$112,379

(1)	Total deposits subject to FDIC insurance at December 31, 2014 and December 31, 2013 were $99 billion and $84 billion, respectively.
(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4 to the Company’s consolidated financial statements in Item 8).
(3)	At December 31, 2014 and December 31, 2013, approximately $128 billion and $104 billion, respectively, were attributed to the Company’s Wealth Management business segment. These total deposits exclude deposits held by Citi relating to the Company’s customer accounts.

Senior Indebtedness.

At December 31, 2014 and December 31, 2013, the aggregate outstanding carrying amount of the Company’s senior indebtedness (including guaranteed obligations of the indebtedness of subsidiaries) was approximately $142 billion and $143 billion, respectively.

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

Long-term borrowings by maturity profile at December 31, 2014 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2015	$17,781	$2,959	$20,740
Due in 2016	18,963	1,680	20,643
Due in 2017	22,643	1,357	24,000
Due in 2018	16,728	951	17,679
Due in 2019	16,660	911	17,571
Thereafter	50,292	1,847	52,139

Total	$143,067	$9,705	$152,772

Long-Term Borrowing Activity in 2014.

During 2014, the Company issued and reissued notes with a principal amount of approximately $36.7 billion. In connection with these note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.9 years at December 31, 2014. During 2014, approximately $33.1 billion in aggregate long-term borrowings matured or were retired. Subsequent to December 31, 2014 and through January 31, 2015, the Company’s long-term borrowings (net of repayments) increased by approximately $5.4 billion. This amount includes the Company’s issuance of $5.5 billion in senior debt on January 27, 2015 and the issuance of $1.7 billion in senior debt on January 30, 2015. For a further discussion of the Company’s long-term borrowings see Note 11 to the Company’s consolidated financial statements in Item 8.

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally are impacted by, among other variables, the Company’s credit ratings. In addition, the Company’s credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Rating agencies consider company-specific factors; other industry factors such as regulatory or legislative changes; the macroeconomic environment; and perceived levels of government support, among other things.

Some rating agencies have stated that they currently incorporate various degrees of credit rating uplift from external sources of potential support, as well as perceived government support of systemically important banks, including the credit ratings of the Company. Rating agencies continue to monitor the progress of U.S. financial reform legislation and regulations to assess whether the possibility of extraordinary government support for the financial system in any future financial crises is negatively impacted. Legislative and rulemaking outcomes may lead to reduced uplift assumptions for U.S. banks and, thereby, place downward pressure on credit ratings. At the same time, proposed and final U.S. financial reform legislation and attendant rulemaking, such as higher standards for capital and liquidity levels, also have positive implications for credit ratings. The net result on credit ratings and the timing of any change in rating agency views on changes in potential government support and financial reform efforts are currently uncertain.

At January 31, 2015, the Parent’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.(1)	R-1 (middle)	A (high)	Stable	—	—	—
Fitch Ratings, Inc.	F1	A	Stable	F1	A	Stable
Moody’s Investors Service(2)	P-2	Baa2	Positive	P-2	A3	Positive
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Ratings Services(3)	A-2	A-	Negative	A-1	A	Stable

(1)	On June 12, 2014, DBRS, Inc. confirmed the ratings for the Company, including its long-term debt rating of A (high) and short-term instruments rating of R-1 (middle). The rating outlook trend on all long-term ratings was revised to Stable from Negative, while the rating outlook trend on all short-term ratings remained Stable.
(2)	On July 24, 2014, Moody’s Investors Service (“Moody’s”) affirmed the Company’s long-term debt rating as well as the ratings of its subsidiaries and revised its ratings outlook to Positive from Stable.
(3)	On November 26, 2014, Standard & Poor’s Ratings Services (“S&P”) revised its rating outlook on the Company’s operating subsidiaries, including Morgan Stanley Bank, N.A. to Stable from Negative and affirmed its rating on Morgan Stanley Bank, N.A. short-term and long-term debt of A-1 and A, respectively.

In connection with certain OTC trading agreements and certain other agreements where the Company is a liquidity provider to certain financing vehicles associated with the Company’s Institutional Securities business segment, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties or pledge additional collateral to certain exchanges and clearing organizations in the event of a future credit rating downgrade irrespective of whether the Company is in a net asset or net liability position.

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s and S&P. At December 31, 2014 and December 31, 2013, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios, from the lowest of Moody’s or S&P ratings, based on the relevant contractual downgrade triggers were $1,856 million and $1,522 million, respectively, and an incremental $2,984 million and $3,321 million, respectively.

While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact it will have on the Company’s business and results of operation in future periods is inherently uncertain and will depend on a number of interrelated factors, including, among others, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior and future mitigating actions the Company may take. The liquidity impact of additional collateral requirements is included in the Company’s Liquidity Stress Tests.

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

In March 2014, the Company received no objection from the Federal Reserve to the Company’s 2014 capital plan, which included a share repurchase of up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015, as well as an increase in the Company’s quarterly common stock dividend to $0.10 per share from $0.05 per share, beginning with the dividend declared on April 17, 2014. During 2014 and 2013, the Company repurchased approximately $900 million and $350 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program (see Note 15 to the Company’s consolidated financial statements in Item 8).

At December 31, 2014, the Company had approximately $0.3 billion remaining under its current share repurchase program. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases under the Company’s existing authorized program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see also “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities in Part II, Item 5). The share repurchase program has no set expiration or termination date.

The Company’s Board of Directors determines the declaration and payment of dividends on a quarterly basis. The cash dividends declared on the Company’s outstanding preferred stock were $311 million, $271 million and $97 million in 2014, 2013 and 2012, respectively. On January 20, 2015, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.10. The dividend was paid on February 13, 2015 to common shareholders of record on January 30, 2015 (see Note 25 to the Company’s consolidated financial statements in Item 8).

Issuances of Preferred Stock.

Series G Preferred Stock.    On April 29, 2014, the Company issued 20,000,000 Depositary Shares for an aggregate price of $500 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual 6.625% Non-Cumulative Preferred Stock, Series G, $0.01 par value (“Series G Preferred Stock”). The Series G Preferred Stock is redeemable at the Company’s option (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series G Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series G Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $494 million.

Series H Preferred Stock.    On April 29, 2014, the Company issued 1,300,000 Depositary Shares for an aggregate price of $1,300 million. Each Depositary Share represents a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H, $0.01 par value (“Series H Preferred Stock”). The Series H Preferred Stock is redeemable at the Company’s option (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $1,000 per Depositary Share). The Series H Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series H Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $1,294 million.

Series I Preferred Stock.    On September 18, 2014, the Company issued 40,000,000 Depositary Shares for an aggregate price of $1,000 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I, $0.01 par value (“Series I Preferred Stock”). The Series I Preferred Stock is redeemable at the Company’s option (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2024 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depository Share). The Series I Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series I Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $994 million.

On December 16, 2014, the Company announced that its Board of Directors declared, a quarterly or semi-annual dividend as appropriate, for preferred stock shareholders of record on December 31, 2014, that was paid on January 15, 2015 as follows:

Series	Preferred Stock Description	Quarterly Dividend Per Share(1)
A	Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556)	$255.56
C	10% Non-Cumulative Non-Voting Perpetual Preferred Stock	25.00
E	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.44531)	445.31
F	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.42969)	429.69
G	6.625% Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share and each having a dividend of $0.41406)	414.06
H	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/25th interest in a share of preferred stock and each having a dividend of $27.25)(1)	681.25
I	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.51797)	517.97

(1)	Dividend on Series H is payable semi-annually until July 15, 2019.

Tangible Equity.

The following table sets forth tangible Morgan Stanley shareholders’ equity and tangible common equity at December 31, 2014 and December 31, 2013 and average tangible Morgan Stanley shareholders’ equity and average tangible common equity for 2014 and 2013:

	Balance at		Average Balance(1)
	December 31, 2014	December 31, 2013	2014	2013
	(dollars in millions)
Common equity	$64,880	$62,701	$65,284	$61,895
Preferred equity	6,020	3,220	4,774	1,839

Morgan Stanley shareholders’ equity	70,900	65,921	70,058	63,734
Junior subordinated debentures issued to capital trusts	4,868	4,849	4,866	4,826
Less: Goodwill and net intangible assets(2)	(9,742)	(9,873)	(9,737)	(8,900)

Tangible Morgan Stanley shareholders’ equity(3)	$66,026	$60,897	$65,187	$59,660

Common equity	$64,880	$62,701	$65,284	$61,895
Less: Goodwill and net intangible assets(2)	(9,742)	(9,873)	(9,737)	(8,900)

Tangible common equity(3)	$55,138	$52,828	$55,547	$52,995

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The deduction for Goodwill and net intangible assets is partially offset by mortgage servicing rights (“MSR”) (net of disallowable MSR) of $6 million and $7 million at December 31, 2014 and December 31, 2013, respectively.
(3)	Tangible Morgan Stanley shareholders’ equity, and tangible common equity, non-GAAP financial measures, equals Morgan Stanley shareholders’ equity or common equity, respectively less goodwill and net intangible assets as defined above. The Company views tangible Morgan Stanley shareholders’ equity and tangible common equity as a useful measure to the Company and investors to assess capital adequacy.

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

Implementation of U.S. Basel III.

The U.S. banking regulators have comprehensively revised their risk-based and leverage capital framework to implement many aspects of the Basel III capital standards established by the Basel Committee. The U.S. banking regulators’ revised capital framework is referred to herein as “U.S. Basel III.” The Company and the Company’s U.S. Subsidiary Banks became subject to U.S. Basel III on January 1, 2014. Aspects of U.S. Basel III, such as the minimum risk-based capital ratio requirements, new capital buffers, and certain deductions from and adjustments to capital, will be phased in over several years. Prior to January 1, 2014, the Company and the Company’s U.S. Subsidiary Banks calculated regulatory capital ratios using the U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5.”

Regulatory Capital.    Under U.S. Basel III, new items (including certain investments in the capital instruments of unconsolidated financial institutions) are deducted from the respective tiers of regulatory capital, and certain existing regulatory deductions and adjustments are modified or are no longer applicable. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018. Unrealized gains and losses on AFS securities are reflected in Common Equity Tier 1 capital, subject to a phase in schedule. The percentage of the regulatory deductions and adjustments to Common Equity Tier 1 capital that applied to the Company in 2014 ranged from 20% to 100%, depending on the specific item.

U.S. Basel III, which is aimed at increasing the quality and amount of regulatory capital, establishes Common Equity Tier 1 capital as a new tier of capital, increases minimum required risk-based capital ratios, provides for capital buffers above those minimum ratios, provides for new regulatory capital deductions and adjustments, modifies methods for calculating RWAs—the denominator of risk-based capital ratios—by, among other things, increasing counterparty credit risk capital requirements, and introduces a supplementary leverage ratio.

In addition, U.S. Basel III narrows the eligibility criteria for regulatory capital instruments. As a result of these revisions, existing trust preferred securities will be fully phased-out of the Company’s Tier 1 capital by January 1, 2016. Thereafter, existing trust preferred securities that do not satisfy U.S. Basel III’s eligibility criteria for Tier 2 capital will be phased out of the Company’s regulatory capital by January 1, 2022.

Risk-Weighted Assets.    The Company is required to calculate and hold capital against credit, market and operational risk RWAs. RWAs reflect both on- and off-balance sheet risk of the Company. Credit risk RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. Market risk RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market and credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 7A. Operational risk RWAs reflect capital charges attributable to the risk of loss resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, theft, legal and compliance risks or damage to physical assets). The Company may incur operational risks across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing). In addition, given the evolving regulatory and litigation environment across the financial services industry and that operational risk RWAs incorporate the impact of such related matters, operational risk RWAs have increased and may continue to do so.

The Basel Committee is in the process of considering revisions to various provisions of the Basel III framework that, if adopted by the U.S. banking agencies, could result in substantial changes to U.S. Basel III. In particular, the Basel Committee has finalized a new methodology for calculating counterparty credit risk exposures, the standardized approach for measuring counterparty credit risk exposures (“SA-CCR”); has finalized a revised framework establishing capital requirements for securitizations; and has proposed revisions to various regulatory capital standards, including for trading and banking book exposures, the credit risk framework and capital floors. In each case, the impact of these revised standards on the Company and the Company’s U.S. Subsidiary Banks is uncertain and depends on future rulemakings by the U.S. banking agencies.

Calculation of Risk-Based Capital Ratios.    On February 21, 2014, the Federal Reserve and the OCC approved the Company’s and its U.S. Subsidiary Banks’ respective use of the U.S. Basel III advanced internal ratings-based approach for determining credit risk capital requirements and advanced measurement approaches for determining operational risk capital requirements to calculate and publicly disclose their risk-based capital ratios beginning with the second quarter of 2014, subject to the “capital floor” discussed below (the “Advanced

Approach”). As an Advanced Approach banking organization, the Company is required to compute risk-based capital ratios using both (i) standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) an advanced internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs under U.S. Basel III.

To implement a provision of the Dodd-Frank Act, U.S. Basel III subjects Advanced Approach banking organizations that have been approved by their regulators to exit the parallel run, such as the Company, to a permanent “capital floor.” In 2014, as a result of the capital floor, an Advanced Approach banking organization’s binding risk-based capital ratios were the lower of its ratios computed under the Advanced Approach and U.S. Basel I as supplemented by Basel 2.5. Beginning on January 1, 2015, the Company’s ratios for regulatory purposes are the lower of the capital ratios computed under the Advanced Approach or the Standardized Approach under U.S. Basel III. The U.S. Basel III Standardized Approach modifies certain U.S. Basel I-based methods for calculating RWAs and prescribes new standardized risk weights for certain types of assets and exposures. The capital floor applies to the calculation of the minimum risk-based capital requirements as well as the capital conservation buffer, the countercyclical capital buffer (if deployed by banking regulators), and, if adopted, the proposed global systemically important bank (“G-SIB”) buffer.

The methods for calculating each of the Company’s risk-based capital ratios will change through January 1, 2022 as U.S. Basel III’s revisions to the numerator and denominator are phased in and as the Company calculates RWAs using the Advanced Approach and the Standardized Approach. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile.

The basis for the calculation of the Company’s U.S. Basel III capital ratios, on a transitional and fully phased-in basis, are presented below:

	Transition Period			Fully Phased-In(1)
	First Quarter of 2014	Second to Fourth Quarter of 2014	2015 to 2017	2018 and onward

Regulatory Capital (Numerator of risk-based capital and leverage ratios)	U.S. Basel III Transitional(2)			U.S. Basel III

RWAs (Denominator of risk-based capital ratios)	Standardized Approach(3)	U.S. Basel I and Basel 2.5	U.S. Basel III Standardized Approach

Advanced Approach(4)	U.S. Basel III Advanced Approach

Denominator of leverage ratios	Tier 1 Leverage Ratio	Adjusted Average On-Balance Sheet Assets(5)

Supplementary Leverage Ratio(6)	Adjusted Average On-Balance Sheet Assets(5) and Certain Off-Balance Sheet Exposures

(1)	By the beginning of 2018, U.S. Basel III rules defining capital (numerator of capital ratios) will be fully phased in, except for the exclusion of non-qualifying trust preferred securities from Tier 2 capital, which will be fully phased-in as of January 1, 2022. In addition, the Company will also be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer, a G-SIB capital surcharge (if adopted) and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer, all of which will be fully phased in by the beginning of 2019. The capital conservation buffer, the G-SIB capital surcharge and, if deployed, the countercyclical buffer apply in addition to each of the Company’s Common Equity Tier 1, Tier 1 and Total capital ratios. The requirements for these additional capital buffers will be phased in beginning in 2016.
(2)

Beginning June 30, 2014, as a result of the Company’s and the Company’s U.S. Subsidiary Banks’ completion of the Advanced Approach parallel run, the amount of expected credit loss that exceeds eligible credit reserves must be deducted 20% from Common

Equity Tier 1 capital and 80% from Additional Tier 1 capital. Over the next several years, this deduction from Common Equity Tier 1 capital will incrementally increase and the amount deducted from Additional Tier 1 capital will correspondingly decrease, until fully phased in by the beginning of 2018. In addition, under the Advanced Approach framework, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit risk RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under U.S. Basel I as supplemented by Basel 2.5 and under the Standardized Approach, up to 1.25% of credit risk RWAs.

(3)	Beginning in 2015, the Company is required to calculate credit risk RWAs and market risk RWAs under the U.S. Basel III Standardized Approach.
(4)	Public reporting of Advanced Approach capital ratios began during the second quarter of 2014.
(5)	In accordance with U.S. Basel III, adjusted average assets represent the Company’s average total on-balance sheet assets minus certain amounts deducted from Tier 1 capital.
(6)	Beginning in 2015, the Company is required to publicly disclose its supplementary leverage ratio, which will become effective as a capital standard on January 1, 2018.

Beginning in the first quarter of 2014, the Company calculated the numerator of its risk-based capital ratios using the amount of Common Equity Tier 1 capital, Tier 1 capital and total capital determined under U.S. Basel III, subject to transitional arrangements. In the first quarter of 2014, the Company calculated the denominator of its risk-based capital ratios using the existing U.S. Basel I-based rules as supplemented by Basel 2.5. Beginning in the second quarter of 2014, the Company’s risk-based capital ratios for regulatory purposes were the lower of each ratio calculated under U.S. Basel I as supplemented by Basel 2.5 and the Advanced Approach.

Regulatory Capital Ratios.    The following table presents the Company’s regulatory capital ratios at December 31, 2014, as well as the minimum required regulatory capital ratios applicable under U.S. Basel III in 2014. At December 31, 2014, the Company’s risk-based capital ratios (as a result of the capital floor) were based on the Advanced Approach transitional rules.

	At December 31, 2014
	Actual Capital Ratio
			Minimum Regulatory Capital Ratio(1)
	U.S. Basel III Transitional/ Advanced Approach	U.S. Basel III Transitional/ U.S. Basel I + Basel 2.5 Approach	2014
Common Equity Tier 1 capital ratio	12.6%	14.7%	4.0%
Tier 1 capital ratio	14.1%	16.5%	5.5%
Total capital ratio	16.4%	19.4%	8.0%
Tier 1 leverage ratio(2)	7.9%	7.9%	4.0%

(1)	Percentages show minimum capital ratios for calendar year 2014 under U.S. Basel III transitional provisions.
(2)	Tier 1 leverage ratio is defined as the ratio of Tier 1 capital to average total on-balance sheet assets minus certain amounts deducted from Tier 1 capital in accordance with U.S. Basel III rules.

Effective January 1, 2015, for the Company to remain a financial holding company, its U.S. Subsidiary Banks must qualify as “well-capitalized” under the higher capital requirements of U.S. Basel III by maintaining a total risk-based capital ratio (total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a Common Equity Tier 1 risk-based capital ratio of at least 6.5%, and a Tier 1 leverage ratio (Tier 1 capital to average total consolidated assets) of at least 5%. The Federal Reserve has not yet revised the “well-capitalized” standard for financial holding companies to reflect the higher capital standards in U.S. Basel III. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of the Company’s risk-based capital ratios and Tier 1 leverage ratio at December 31, 2014 would have exceeded the revised well-capitalized standard. The Federal Reserve may require the Company and its peer financial holding companies to maintain risk and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

The following is a roll-forward of the Company’s Common Equity Tier 1 capital, Additional Tier 1 capital and Tier 2 capital calculated under U.S. Basel III on a transitional basis from December 31, 2013 to December 31, 2014.

2014
(dollars in millions)
Common Equity Tier 1 capital:
Tier 1 Common capital under U.S. Basel I rules at December 31, 2013	$49,917
Change in the value of shareholders’ common equity	2,179
New items subject to deduction and adjustments under U.S. Basel III Advanced Approach transitional rules:
Credit spread premium over risk-free rate for derivative liabilities	(161)
Expected credit loss that exceeds eligible credit reserves(1)	(10)
Other new deductions and adjustments	(181)
Modification of existing deductions under U.S. Basel III Advanced Approach transitional rules:
Net goodwill	(17)
Net intangible assets (other than goodwill and mortgage servicing assets)	2,647
Net deferred tax assets	2,299
Net after-tax debt valuation adjustment(2)	(1,117)
Adjustments related to accumulated other comprehensive income	184
U.S. Basel I deductions that are no longer applicable under U.S. Basel III Advanced Approach transitional rules	1,584

Common Equity Tier 1 capital under U.S. Basel III Advanced Approach transitional rules at December 31, 2014	$57,324

Additional Tier 1 capital:
Additional Tier 1 capital under U.S. Basel I rules at December 31, 2013	$11,090
New issuance of qualifying preferred stock	2,800
Modification of treatment of Additional Tier 1 capital components under U.S. Basel III Advanced Approach transitional rules:
Trust preferred securities	(2,327)
Nonredeemable noncontrolling interests	(2,105)
New items subject to deduction and adjustments under U.S. Basel III Advanced Approach transitional rules:
Net deferred tax assets	(2,318)
Credit spread premium over risk-free rate for derivative liabilities	(644)
Net after-tax debt valuation adjustment(2)	630
Expected credit loss that exceeds eligible credit reserves	(39)
Other adjustments and deductions	(229)

Additional Tier 1 capital at December 31, 2014	$6,858

Tier 1 capital (Common Equity Tier 1 capital plus Additional Tier 1 capital) at December 31, 2014	$64,182

Tier 2 capital:
Tier 2 capital under U.S. Basel I rules at December 31, 2013	$4,993
Change in subordinated debt	2,780
De-recognition of allowance for loan and lease losses under Basel III Advanced Approach transitional rules(3)	(284)
New capital components subject to recognition under U.S. Basel III Advanced Approach transitional rules:
Trust preferred securities	2,434
Nonredeemable noncontrolling interests	27
New items subject to deduction and adjustments under U.S. Basel III Advanced Approach transitional rules	(10)
U.S. Basel I deductions that are no longer applicable under U.S. Basel III Advanced Approach transitional rules	850

Tier 2 capital at December 31, 2014	$10,790

Total capital at December 31, 2014	$74,972

(1)

In 2014, as a result of the Company’s and the Company’s U.S. Subsidiary Banks’ completion of the Advanced Approach parallel run, the amount of expected credit loss that exceeded eligible credit reserves was deducted 20% from Common Equity Tier 1 capital and 80%

from Additional Tier 1 capital. Over the next several years, this deduction from Common Equity Tier 1 capital will incrementally increase, and the amount deducted from Additional Tier 1 capital will correspondingly decrease, until fully phased-in by 2018.

(2)	The aggregate balance of net after-tax debt valuation adjustment includes an approximate $69 million reconciling adjustment related to a prior period.
(3)	For purposes of calculating capital ratios under the Advanced Approach, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit risk RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under U.S. Basel I and Basel 2.5 and under the Standardized Approach, up to 1.25% of credit risk RWAs.

The following represents a roll-forward of the Company’s RWAs based on pro forma estimates of RWAs under the Advanced Approach from December 31, 2013 to December 31, 2014.

2014(1)
(dollars in millions)
Credit risk RWAs:
Balance under U.S. Basel I rules at December 31, 2013	$256,606
Change related to U.S. Basel III Advanced Approach transitional rules(2)	(72,792)
Change related to the following items:
Derivatives	250
Securities financing transactions	(6,090)
Other counterparty credit risk	(264)
Securitizations	(1,068)
Credit valuation adjustment	(4,158)
AFS debt securities	1,264
Loans	7,689
Cash	(2,245)
Equity investments	2,571
Other credit risk(3)	2,882

Total change in credit risk RWAs	(71,961)

Balance at December 31, 2014	$184,645

Market risk RWAs:
Balance under U.S. Basel 2.5 rules at December 31, 2013	$133,760
Change related to U.S. Basel III Advanced Approach rules(2)	12,369
Change related to the following items:
Regulatory VaR	(1,191)
Regulatory stressed VaR	(150)
Incremental risk charge	(5,289)
Comprehensive risk measure	(6,768)
Specific risk:
Non-securitizations	(6,465)
Securitizations	(4,903)

Total change in market risk RWAs	(12,397)

Balance at December 31, 2014	$121,363

Operational risk RWAs:
Balance under U.S. Basel I rules at December 31, 2013	$ N/A
Change related to U.S. Basel III Advanced Approach rules(2)	150,000

Balance at December 31, 2014	$150,000

N/A—Not Applicable.

VaR—Value-at-Risk.

(1)	The RWAs for each category in the above table reflect both on- and off-balance sheet exposures, where appropriate.
(2)	Represents the estimated impact of the change in methodology to present December 31, 2013 RWAs on a pro forma basis under the U.S. Basel III Advanced Approach transitional rules.
(3)	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions.

The Company is required to calculate capital ratios under both the Advanced Approach and the Standardized Approach, represented as U.S. Basel I as supplemented by Basel 2.5, as of December 31, 2014, in both cases subject to transitional provisions. The capital ratios calculated under the Advanced Approach were lower than those calculated under the Standardized Approach, represented as U.S. Basel I as supplemented by Basel 2.5, and therefore, are the binding ratios for the Company at December 31, 2014 as a result of the capital floor.

The following table summarizes the Company’s Common Equity Tier 1 capital, Additional Tier 1 capital and Tier 2 capital at December 31, 2014 and December 31, 2013:

	At December 31, 2014	At December 31, 2013
	U.S. Basel III Transitional/ Advanced Approach	U.S. Basel I(1)
	(dollars in millions)
Common Equity Tier 1 capital:
Common stock and surplus	$21,503	$21,622
Retained earnings	44,625	42,172
Accumulated other comprehensive (loss)	(1,248)	(1,093)
Regulatory adjustments and deductions:
Less: Net goodwill	(6,612)	(6,595)
Less: Net intangible assets (other than goodwill and mortgage servicing assets)	(632)	(3,279)
Less: Credit spread premium over risk-free rate for derivative liabilities	(161)	N/A
Less: Net deferred tax assets	(580)	(2,879)
After-tax debt valuation adjustment(2)	158	1,275
Adjustments related to accumulated other comprehensive income	462	278
Expected credit loss over eligible credit reserves(3)	(10)	N/A
Other adjustments and deductions	(181)	(1,584)

Total Common Equity Tier 1 capital	$57,324	$49,917

Additional Tier 1 capital:
Preferred stock	$6,020	$3,220
Trust preferred securities	2,434	4,761
Nonredeemable noncontrolling interests	1,004	3,109
Regulatory adjustments and deductions:
Less: Net deferred tax assets	(2,318)	N/A
Less: Credit spread premium over risk-free rate for derivative liabilities	(644)	N/A
After-tax debt valuation adjustment(2)	630	N/A
Expected credit loss over eligible credit reserves	(39)	N/A
Other adjustments and deductions	(229)	N/A

Additional Tier 1 capital	$6,858	$11,090

Total Tier 1 capital	$64,182	$61,007

Tier 2 capital:
Subordinated debt	$8,339	$5,559
Trust preferred securities	2,434	N/A
Other qualifying amounts(3)	27	284
Regulatory adjustments and deductions	(10)	(850)

Total Tier 2 capital	$10,790	$4,993

Total capital	$74,972	$66,000

N/A—Not Applicable.

(1)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5.
(2)	The aggregate balance of net after-tax debt valuation adjustment includes an approximate $69 million reconciling adjustment related to a prior period.
(3)	For purposes of calculating capital ratios under the Advanced Approach, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit risk RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under U.S. Basel I and Basel 2.5 and under the Standardized Approach, up to 1.25% of credit risk RWAs.

The following table presents the Company’s RWAs and regulatory capital ratios at December 31, 2014 and December 31, 2013:

	At December 31, 2014	At December 31, 2013
	U.S. Basel III Transitional/ Advanced Approach	U.S. Basel I(1)
	(dollars in millions)
RWAs:
Credit risk	$184,645	$256,606
Market risk	121,363	133,760
Operational risk	150,000	N/A

Total RWAs	$456,008	$390,366

Capital ratios:
Common Equity Tier 1 ratio/Tier 1 common capital ratio	12.6%	12.8%
Tier 1 capital ratio	14.1%	15.6%
Total capital ratio	16.4%	16.9%
Tier 1 leverage ratio	7.9%	7.6%
Adjusted average assets	$810,524	$805,838

N/A—Not Applicable.

(1)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s Total capital, Tier 1 capital, Tier 1 common capital and Tier 1 leverage ratios and RWAs at December 31, 2013 were calculated under this framework.

The following table presents the Company’s pro forma estimates under the fully phased-in Advanced Approach and the fully phased-in U.S. Basel III Standardized Approach at December 31, 2014:

	At December 31, 2014
	Fully Phased-In Basis Pro Forma Estimates
	U.S. Basel III Advanced Approach	U.S. Basel III Standardized Approach
	(dollars in millions)
Common Equity Tier 1 capital	$49,433	$49,433
RWAs	463,099	454,968
Common Equity Tier 1 capital ratio	10.7%	10.9%

These fully phased-in basis pro forma estimates are based on the Company’s current understanding of U.S. Basel III and other factors, which may be subject to change as the Company receives additional clarification and implementation guidance from the Federal Reserve relating to U.S. Basel III and as the interpretation of the regulation evolves over time. The fully phased-in basis pro forma Common Equity Tier 1 capital, RWAs and Common Equity Tier 1 risked-based capital ratio estimates are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that were not yet effective at December 31, 2014. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A.

On a fully phased-in basis, the Company will be subject to the following minimum capital ratios under U.S. Basel III: Common Equity Tier 1 capital ratio of 4.5%; Tier 1 capital ratio of 6.0%; Total capital ratio of 8.0%; Tier 1 leverage ratio of 4.0%; and supplementary leverage ratio of 3.0%. In addition, on a fully phased-in basis by 2019, the Company will be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer. The capital conservation buffer and countercyclical capital buffer, if any, apply over each of the Company’s Common Equity Tier 1, Tier 1 and Total risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock and to pay discretionary bonuses to executive officers. In addition, in December 2014, the Federal Reserve issued a proposed rule that would impose a risk-based capital surcharge on U.S. bank holding companies that are identified as G-SIBs. See “G-SIB Capital Surcharge” herein. Beginning in 2018, the Company will also be subject to enhanced supplementary leverage ratio standards (see “Supplementary Leverage Ratio” herein).

Capital Plans and Stress Tests.

Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including the Company, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework. Under the Federal Reserve’s capital plan rule, the Company must submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by the Company and the Federal Reserve, so that the Federal Reserve may assess the Company’s systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain its internal capital adequacy. The capital plan rule requires that such companies receive no objection from the Federal Reserve before making a capital distribution. In addition, even with an approved capital plan, a large bank holding company must seek the approval of the Federal Reserve before making a capital distribution if, among other reasons, it would not meet its regulatory capital requirements after making the proposed capital distribution. In addition, the Federal Reserve’s final rule on stress testing under the Dodd-Frank Act requires the Company to conduct semi-annual company-run stress tests. The rule also subjects the Company to an annual supervisory stress test conducted by the Federal Reserve. The Company received no objection to its 2014 capital plan (see “Capital Management” herein). The Company expects that, on March 11, 2015, the Federal Reserve will provide its response to the Company’s 2015 capital plan, which was submitted to the Federal Reserve on January 5, 2015. On January 5, 2015, the Company submitted the results of its semi-annual stress test to the Federal Reserve. On March 5, 2015, the Federal Reserve will publish summary results of the supervisory stress tests of each large bank holding company, including the Company. In addition, the Company is required to disclose a summary of the results of its company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress test.

In February 2014, the Federal Reserve issued a final rule specifying how large bank holding companies, including the Company, must incorporate U.S. Basel III into their capital plans and Dodd-Frank Act stress tests beginning with the October 1, 2014 cycle. Among other things, the final rule requires a large bank holding company to project its Tier 1 Common capital ratio using the methodology of U.S. Basel I as supplemented by Basel 2.5 and its Common Equity Tier 1 ratio using U.S. Basel III Standardized Approach after giving effect to transition provisions. The final rule also requires Advanced Approach banking organizations that have exited from the parallel run, including the Company, to incorporate the Advanced Approach into their capital planning and company-run stress tests beginning with the October 1, 2015 cycle. In October 2014, the Federal Reserve revised its capital planning and stress testing regulations to, among other things, generally limit a large bank holding company’s ability to make capital distributions (other than scheduled payments on Additional Tier 1 and Tier 2 capital instruments) if the bank holding company’s net capital issuances are less than the amount indicated in its capital plan, and to shift the start and submission dates of the capital plan and stress test cycles beginning with the 2016 cycle.

The Dodd-Frank Act also requires each of the Company’s U.S. Subsidiary Banks to conduct an annual stress test. MSBNA submitted its 2015 annual company-run stress tests to the OCC on January 5, 2015 and will publish a summary of its stress test results between March 15 and March 31, 2015. MSPBNA will submit its annual company-run stress tests to the OCC in March 2015, and publish the summary results between June 15 and June 30, 2015. In June 2014, the OCC issued a proposed rule to, among other things, shift the timing of the annual stress testing cycle that applies to the Company’s U.S. Subsidiary Banks beginning with the 2016 cycle.

G-SIB Capital Surcharge.

Although U.S. Basel III is in effect, the U.S. banking agencies and the Basel Committee have each proposed, or are considering proposing, revisions to the regulatory capital framework that would modify the regulatory capital standards governing the Company and the Company’s U.S. Subsidiary Banks. In December 2014, the Federal Reserve issued a proposed rule that would impose risk-based capital surcharges on U.S. bank holding companies that are identified as G-SIBs. Although the Federal Reserve’s proposal is based upon the Basel Committee’s international G-SIB surcharge framework, the methodologies proposed by the Federal Reserve generally would result in G-SIB surcharges that are higher than the levels required by the Basel Committee framework and would directly take into account the extent of each U.S. G-SIB’s reliance on short-term wholesale funding. Under the proposal, a bank holding company identified as a G-SIB would calculate its G-SIB surcharge under two methods. The first would consider the G-SIB’s size, interconnectedness, cross-jurisdictional activity, substitutability and complexity, which is generally consistent with the methodology developed by the Basel Committee. The second method would use similar inputs, but would replace substitutability with use of short-term wholesale funding and generally would result in higher surcharges than the Basel Committee framework. A G-SIB’s surcharge would be the higher of the surcharges determined under the two methods. Under the proposal, the G-SIB surcharge must be satisfied using Common Equity Tier 1 capital and would function as an extension of the capital conservation buffer. The Federal Reserve estimates that its proposal could result in G-SIB surcharges ranging from 1.0% to 4.5% of a G-SIB’s RWAs. The surcharge proposal would be phased in between January 1, 2016 and January 1, 2019.

Supplementary Leverage Ratio.

U.S. Basel III requires the Company and the Company’s U.S. Subsidiary Banks to comply with supplementary leverage ratio requirements, which the U.S. banking agencies increased in 2014 above standards established by the Basel Committee. Specifically, beginning in 2018, the Company must maintain a Tier 1 supplementary leverage capital buffer of greater than 2% in addition to the 3% minimum supplementary leverage ratio (for a total of greater than 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. In addition, beginning in 2018, the Company’s U.S. Subsidiary Banks must maintain a supplementary leverage ratio of 6% to be considered “well-capitalized.” The denominator of the supplementary leverage ratio, as revised by the U.S. banking agencies in 2014 to conform with revised leverage standards adopted by the Basel Committee, is calculated for each reporting quarter based on the average daily balance of consolidated on-balance sheet assets under U.S. GAAP less certain amounts deducted from Tier 1 capital at quarter-end and the average month-end balance of certain off-balance sheet exposures associated with derivatives (including centrally cleared derivatives and sold credit protection), repo-style transactions and other off-balance sheet items during the calendar quarter. The enhanced supplementary leverage ratio standards will become effective for both the Company and its U.S. Subsidiary Banks on January 1, 2018 with quarterly public disclosure beginning on January 1, 2015.

The Company estimates its pro forma supplementary leverage ratio to be approximately 4.7% at December 31, 2014. This estimate utilizes a fully phased-in U.S. Basel III Tier 1 capital numerator and a denominator of approximately $1.19 trillion. The denominator represents the Company’s consolidated assets under U.S. GAAP as adjusted, among other items, by: (i) the addition of the potential future exposure for derivative contracts (including contracts cleared for clients), off-balance sheet exposures multiplied by their respective credit conversion factors, counterparty credit risk associated with repo-style transactions and the effective notional amount of sold credit protection reduced by certain qualifying purchased credit protection; and (ii) the subtraction of certain amounts deducted from Tier 1 capital under U.S. Basel III. The pro forma supplementary leverage ratio estimate is a non-GAAP financial measure that the Company considers to be a useful measure for evaluating compliance with new regulatory capital requirements that have not yet become effective. The Company expects to achieve a supplementary leverage ratio of greater than 5% in 2015 through accretion of capital and other actions which may include derivative portfolio compression and other balance sheet optimization.

The Company’s estimated supplementary leverage ratio is based upon its current interpretation and expectations regarding the implementation of applicable regulations and remains subject to ongoing review and revision. The Company’s expectations are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what the Company’s supplemental leverage ratios or earnings, assets or exposures will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital framework, an internal capital adequacy measure. This framework is a risk-based and leverage use-of-capital measure, which is compared with the Company’s regulatory capital to ensure that the Company maintains an amount of going concern capital after absorbing potential losses from extreme stress events, where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Common Equity Tier 1 capital, aggregate Required Capital and Parent capital for 2014 were approximately $57.6 billion, $38.4 billion and $19.2 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including U.S. Basel III transitional deductions and adjustments expected to reduce the Company’s capital through 2018. The increase in Parent capital from December 31, 2013 to December 31, 2014 was primarily driven by these transitional provisions. The Company also holds Parent capital for organic growth, acquisitions and other capital needs.

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

The following table presents the Company’s business segments’ and Parent’s average Common Equity Tier 1 capital and average common equity for 2014 and average Tier 1 Common capital and average common equity for 2013:

	December 31, 2014 (U.S. Basel III)		December 31, 2013 (U.S. Basel I + Basel 2.5)
	Average Common Equity Tier 1 Capital	Average Common Equity	Average Tier 1 Common Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$31.3	$32.2	$32.7	$37.9
Wealth Management	5.2	11.2	4.3	13.2
Investment Management	1.9	2.9	1.7	2.8
Parent capital	19.2	19.0	9.0	8.0

Total	$57.6	$65.3	$47.7	$61.9

Resolution and Recovery Planning.

Pursuant to the Dodd-Frank Act, the Company is required to submit to the Federal Reserve and the FDIC an annual resolution plan that describes its strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure of the Company. On August 5, 2014, the Federal Reserve and the FDIC notified the Company and 10 other large banking organizations that certain shortcomings in their 2013 resolution plans must be addressed in the 2015 resolution plans, which must be submitted on or before July 1, 2015. If the Federal Reserve and the FDIC were to determine that the Company’s resolution plan is not credible or would not facilitate an orderly resolution and the Company does not cure the plan’s deficiencies, the Company or any of its subsidiaries may be subjected to more stringent capital, leverage, or liquidity requirements or restrictions on its growth, activities, or operations, or the Company may be required to divest assets or operations.

In addition, MSBNA must submit to the FDIC an annual resolution plan that describes MSBNA’s strategy for rapid and orderly resolution in the event of the material financial distress or failure of MSBNA. On December 17, 2014, the FDIC issued guidance regarding the resolution plans for insured depository institutions such as MSBNA, including requirements with respect to failure scenarios and the development and analysis of a range of realistic resolution strategies.

Further, the Company is required to submit an annual recovery plan to the Federal Reserve that outlines the steps that management could take over time to reduce risk, increase liquidity, and conserve capital in times of prolonged stress.

Certain of the Company’s foreign subsidiaries are also subject to resolution and recovery planning requirements in the jurisdictions in which they operate.

Under the Dodd-Frank Act, certain financial companies, including bank holding companies such as the Company and certain covered subsidiaries, can be subjected to resolution under an orderly liquidation authority with the FDIC appointed as receiver with considerable powers. A financial company whose largest U.S. subsidiary is a broker or dealer could be resolved under this authority only upon the recommendation of two-thirds of the Federal Reserve Board and two-thirds of the SEC Commissioners, on their own initiative or at the request of the U.S. Treasury Secretary, and in consultation with the FDIC as well as a determination by the U.S. Treasury Secretary in consultation with the President of the U.S. In December 2013, the FDIC released its proposed single point of entry strategy for resolution of a systemically important financial institution under the orderly liquidation authority. The strategy involves placing the top-tier U.S. holding company in receivership and keeping its operating subsidiaries open and out of insolvency proceedings by transferring the operating subsidiaries to a new bridge holding company, recapitalizing the operating subsidiaries and imposing losses on the shareholders and creditors of the holding company in receivership according to their statutory order of priority.

The Federal Reserve has indicated that it may also introduce a requirement that certain large bank holding companies maintain a minimum amount of long-term debt at the holding company level to facilitate orderly resolution of those firms. In November 2014, the Financial Stability Board (“FSB”) issued a policy proposal to establish a minimum international standard for total loss-absorbing capacity (“TLAC”) for G-SIBs, in addition to regulatory capital requirements, in order to enhance the loss-absorbing and recapitalization capacity of such institutions in resolution. The FSB’s proposed minimum TLAC requirement would be set within the range of 16% to 20% of RWAs (excluding any applicable regulatory capital buffers, which would continue to be required in addition to the minimum TLAC requirement) and at least twice the minimum Basel III Tier 1 leverage ratio requirement. Regulators may also impose an additional TLAC requirement taking into account the G-SIB’s recovery and resolution plans, systemic footprint, business model, risk profile and organizational structure. The minimum TLAC requirement would apply to each entity to which resolution tools would be applied within a G-SIB. The FSB has proposed eligibility criteria for liabilities to qualify as TLAC and a requirement that TLAC-eligible liabilities be subordinated to non-TLAC-eligible liabilities. In addition, certain material entities that are not resolution entities would be subject to an internal TLAC requirement. According to the FSB, the conformance period for the TLAC requirement would not begin prior to January 1, 2019.

For further information on the Company’s Resolution Planning, see “Business—Supervision and Regulation—Resolution and Recovery Planning” in Part I, Item 1.

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities and Investment Management business segments.

Institutional Securities Activities.    The Company utilizes special purpose entities (“SPE”) primarily in connection with securitization activities. The Company engages in securitization activities related to commercial and residential mortgage loans, U.S. agency collateralized mortgage obligations, corporate bonds and loans, municipal bonds and other types of financial assets. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the Company’s consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the Company’s consolidated statements of income. Retained interests in securitized financial assets were approximately $2.7 billion and $2.5 billion at December 31, 2014 and December 31, 2013, respectively, substantially all of which were related to U.S. agency collateralized mortgage obligations, commercial mortgage loan and residential mortgage loan securitization transactions. For further information about the Company’s securitization activities, see Note 7 to the Company’s consolidated financial statements in Item 8.

The Company has entered into liquidity facilities with SPEs and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. The Company often may have recourse to the underlying assets held by the SPEs or require that such assets first be sold in the event payments are required under such liquidity facilities (see Notes 7 and 13 to the Company’s consolidated financial statements in Item 8).

Investment Management Activities.    As a general partner in certain private equity and real estate partnerships, the Company receives distributions from the partnerships according to the provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in various partnership agreements, subject to certain limitations. These amounts are noted in the table below under “General partner guarantees.”

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

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at December 31, 2014:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$188,357	$438,999	$233,886	$46,820	$908,062	$(6,611)	$—
Other credit contracts	51	539	1	620	1,211	(500)	—
Non-credit derivative contracts(1)	1,386,044	713,180	269,632	517,968	2,886,824	81,021	—
Standby letters of credit and other financial guarantees issued(2)	607	1,102	1,056	5,792	8,557	(223)	6,434
Market value guarantees	28	426	125	104	683	5	88
Liquidity facilities	2,507	—	—	—	2,507	(4)	3,779
Whole loan sales guarantees	—	—	—	23,605	23,605	9	—
Securitization representations and warranties	—	—	—	65,520	65,520	98	—
General partner guarantees	72	—	58	352	482	71	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 12 to the Company’s consolidated financial statements in Item 8.
(2)	Approximately $2.1 billion of standby letters of credit are also reflected in the “Commitments” table below in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Trading assets or Trading liabilities in the Company’s consolidated statements of financial condition.

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

See Note 13 to the Company’s consolidated financial statements in Item 8 for information on other guarantees and indemnities.

Commitments and Contractual Obligations.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending at December 31, 2014 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at December 31, 2014
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$457	$1	$—	$2	$460
Investment activities	511	82	24	446	1,063
Primary lending commitments—investment grade(1)	8,507	14,874	35,850	1,437	60,668
Primary lending commitments—non-investment grade(1)	1,101	5,148	13,062	2,051	21,362
Secondary lending commitments(2)	1	32	38	116	187
Commitments for secured lending transactions	1,194	534	181	919	2,828
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	42,033	—	—	—	42,033
Commercial and residential mortgage-related commitments	7	444	528	329	1,308
Underwriting commitments	290	—	—	—	290
Other lending commitments	4,284	1,089	364	98	5,835

Total	$58,385	$22,204	$50,047	$5,398	$136,034

(1)	Total amount includes $49.9 billion of investment grade and $13.0 billion of non-investment grade unfunded commitments accounted for as held for investment and $8.4 billion of investment grade and $7.4 billion of non-investment grade unfunded commitments accounted for as held for sale at December 31, 2014. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the Company’s consolidated statements of financial condition (see Note 4 to the Company’s consolidated financial statements in Item 8).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to December 31, 2014 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and of the total amount at December 31, 2014, $41.2 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $0.5 billion.

For a further description of these commitments, see Note 13 to the Company’s consolidated financial statements in Item 8 and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Item 7A.

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations include long-term borrowings, other secured financings, contractual interest payments, contractual payments on time deposits, operating leases and purchase obligations.

The Company’s future cash payments associated with certain of its obligations at December 31, 2014 are summarized below:

	Payments Due in:
At December 31, 2014	2015	2016-2017	2018-2019	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$20,740	$44,643	$35,250	$52,139	$152,772
Other secured financings(1)	3,341	5,586	980	439	10,346
Contractual interest payments(2)	5,384	8,615	5,759	21,025	40,783
Time deposits(3)	1,386	—	—	—	1,386
Operating leases—premises(4)	599	1,159	847	2,588	5,193
Operating leases—equipment(4)	204	200	145	61	610
Purchase obligations(5)	546	615	244	70	1,475

Total(6)	$32,200	$60,818	$43,225	$76,322	$212,565

(1)	See Note 11 to the Company’s consolidated financial statements in Item 8. Amounts presented for Other secured financings are financings with original maturities greater than one year.
(2)	Amounts represent estimated future contractual interest payments related to unsecured long-term borrowings based on applicable interest rates at December 31, 2014. Amounts include stated coupon rates, if any, on structured or index-linked notes.
(3)	Amounts represent contractual principal and interest payments related to time deposits primarily held at the Company’s U.S. Subsidiary Banks.
(4)	See Note 13 to the Company’s consolidated financial statements in Item 8.
(5)	Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, computer and telecommunications maintenance agreements, and certain transmission, transportation and storage contracts related to the commodities business. Purchase obligations at December 31, 2014 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the Company’s consolidated statement of financial condition.
(6)	Amounts exclude unrecognized tax benefits, as the timing and amount of future cash payments are not determinable at this time (see Note 20 to the Company’s consolidated financial statements in Item 8 for further information).

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

Item  7A.    Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Overview.

Management believes effective risk management is vital to the success of the Company’s business activities. Accordingly, the Company has established an enterprise risk management (“ERM”) framework to integrate the diverse roles of risk management into a holistic enterprise structure and to facilitate the incorporation of risk assessment into decision-making processes across the Company. Risk is an inherent part of the Company’s businesses and activities. The Company has policies and procedures in place to identify, measure, monitor, advise, challenge and control the principal risks involved in the activities of its Institutional Securities, Wealth Management and Investment Management business segments as well as at the holding company level. The principal risks involved in the Company’s business activities include market (including non-trading interest rate risk), credit, operational, liquidity and funding, franchise and reputational risk. Strategic risk is integrated into the Company’s business planning, embedded in the evaluation of all principal risks and overseen by the Company’s Board of Directors (the “Board”).

The cornerstone of the Company’s risk management philosophy is the pursuit of risk-adjusted returns through prudent risk-taking that protects the Company’s capital base and franchise, and is implemented through the ERM framework. Five key principles underlie this philosophy: integrity, comprehensiveness, independence, accountability and transparency. To help ensure the efficacy of risk management, which is an essential component of the Company’s reputation, senior management requires thorough and frequent communication and the appropriate escalation of risk matters. The fast-paced, complex and constantly evolving nature of global financial markets requires that the Company maintain a risk management culture that is incisive, knowledgeable about specialized products and markets, and subject to ongoing review and enhancement. In 2014, the Company established a formal Culture, Values and Conduct Program, which it will enhance in 2015.

Risk Governance Structure.

Risk management at the Company requires independent company-level oversight, accountability of the Company’s business divisions, and effective communication of risk matters across the Company, to senior management and ultimately to the Board. The Company’s risk governance structure is composed of the Board; the Risk Committee of the Board (“BRC”), the Audit Committee of the Board (“BAC”), and the Operations and Technology Committee of the Board (“BOTC”); the Firm Risk Committee (“FRC”); the functional risk and control committees; senior management oversight (including the Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer); the Internal Audit Department and risk managers, committees, and groups within and across the Company’s business segments. The Company’s ERM framework composed of independent but complementary entities facilitates efficient and comprehensive supervision of the Company’s risk exposures and processes.

Morgan Stanley Board of Directors.    The Board has oversight for the Company’s ERM framework is responsible for helping to ensure that the Company’s risks are managed in a sound manner. The Board has authorized the committees within the ERM framework to help facilitate its risk oversight responsibilities. As set forth in the Company’s Corporate Governance Policies, the Board also oversees, and receives reports on, the Company’s practices and procedures relating to culture, values and conduct.

Risk Committee of the Board.    The BRC is composed of non-management directors. The BRC is responsible for assisting the Board in the oversight of the Company’s global ERM framework; the major risk exposures of the Company, including market, credit, operational, liquidity and funding, franchise and reputational risk; the Company’s risk appetite statement, including risk limits and tolerances; risk management and risk assessment guidelines; and the performance of the Chief Risk Officer. The BRC reports to the entire Board on a regular basis and the entire Board attends quarterly BRC meetings.

Audit Committee of the Board.    The BAC is composed of independent directors. The BAC is responsible for oversight of the integrity of the Company’s consolidated financial statements, the Company’s compliance with legal and regulatory requirements, the Company’s system of internal controls, the qualifications and independence of the Company’s independent auditor, and the performance of the Company’s internal and independent auditors. In addition, the BAC assists the Board and the BRC in its oversight of certain aspects of risk management, including review of the major legal and compliance risk exposures of the Company and the steps management has taken to monitor and control such exposures, as well as guidelines and policies that govern the process for risk assessment and risk management. The BAC reports to the entire Board, including the BRC, on a regular basis.

Operations and Technology Committee of the Board.    The BOTC is composed of non-management directors. The BOTC is responsible for reviewing the major operations and technology risk exposures of the Company, including cybersecurity risk, and the steps management has taken to monitor and control such exposures. Additionally, the BOTC is responsible for assisting the Board in its oversight of the Company’s operations and technology strategy, including significant investments in support of such strategy. The BOTC is also responsible for the review and approval of operations and technology policies, as well as the review of the Company’s risk management and risk assessment guidelines and policies regarding operations and technology risk. The BOTC reports to the entire Board, including the BRC, on a regular basis.

Firm Risk Committee.    The Board has also authorized the FRC, a management committee appointed and chaired by the Chief Executive Officer, which includes the most senior officers of the Company, including the Chief Risk Officer, Chief Legal Officer and Chief Financial Officer, to oversee the Company’s global ERM framework. The FRC’s responsibilities include oversight of the Company’s risk management principles, procedures and limits and the monitoring of capital levels and material market, credit, operational, liquidity and funding, franchise and reputational risk matters, and other risks, as appropriate, and the steps management has taken to monitor and manage such risks. The FRC also establishes and communicates risk tolerance, including aggregate Company limits and tolerance, as appropriate. The FRC reports to the entire Board, the BAC, the BOTC and the BRC through the Company’s Chief Risk Officer, Chief Financial Officer and Chief Legal Officer.

Functional Risk and Control Committees.    Functional risk and control committees comprising the ERM framework, including the Firm Credit Risk Committee, the Operational Risk Oversight Committee, the Asset/Liability Management Committee, the Global Compliance Committee, the Technology Governance Committee and the Franchise Committee, facilitate efficient and comprehensive supervision of the Company’s risk exposures and processes. The Strategic Transactions Committee reviews large strategic transactions and principal investments for the Company; the CCAR/RRP Committee oversees the Company’s Comprehensive Capital Analysis and Review, Dodd-Frank Act Stress Testing and Title I Resolution Plan and Recovery Plan; the Global Legal Entity Oversight and Governance Committee monitors the governance framework that operates over the Company’s consolidated legal entity population; the FHC Governance Committee oversees the Company’s initiatives relating to its status as a financial holding company; and the Culture, Values and Conduct Committee, established in January 2015, is charged with developing Company-wide standards and overseeing initiatives relating to culture, values and conduct, including training and enhancements to performance and compensation processes.

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

Chief Risk Officer.    The Chief Risk Officer, who is independent of business units, reports to the Chief Executive Officer and the BRC. The Chief Risk Officer oversees compliance with the Company’s risk limits; approves exceptions to the Company’s risk limits; independently reviews material market, credit and operational risks; and reviews results of risk management processes with the Board, the BRC and the BAC, as appropriate. The Chief Risk Officer also coordinates with the Chief Financial Officer regarding capital and liquidity management and works with the Compensation, Management Development and Succession Committee of the Board to help ensure that the structure and design of incentive compensation arrangements do not encourage unnecessary and excessive risk-taking.

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

Independent Risk Management Functions.    The independent risk management function (Market Risk, Credit Risk and Operational Risk Management Departments) are independent of the Company’s business units. These functions assist senior management and the FRC in monitoring and controlling the Company’s risk through a number of control processes. Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found below under “Market Risk,” “Credit Risk,” and “Operational Risk.”

Support and Control Groups.    The Company’s support and control groups include the Legal Department, the Compliance Department, the Finance Division, the Operations Division, the Technology and Data Division, and the Human Resources Department. The Company’s support and control groups coordinate with the business segment control groups to review the risk monitoring and risk management policies and procedures relating to, among other things, controls over financial reporting and disclosure; the business segment’s market, credit and operational risk profile; liquidity risks; sales practices; reputational, legal enforceability, compliance and regulatory risk; and operational and technological risks. Participation by the senior officers of the Company and business segment control groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo thorough review.

Culture, Values and Conduct of Employees.    All of the Company’s employees have accountability for risk management. The Company strives to establish a culture of effective risk management through its defined core values, governance framework, management oversight, training and development programs, policies, procedures, and defined roles and responsibilities within the Company. The actions and conduct of each employee are essential to risk management. The Company’s Code of Conduct (the “Code”) has been established to provide a framework and standards for employee conduct that further reinforces the Company’s commitment to integrity and high ethical standards. Every new hire and every employee annually must certify to their understanding of and adherence to the Code. The employee annual review process includes evaluation of adherence to the Code. The Global Incentive Compensation Discretion Policy sets forth standards that specifically provide that managers must consider whether the employee effectively managed and supervised the risk control practices of his/her employee reports during the performance year. The Company has several mutually reinforcing processes to identify incidents of employee conduct that may have an impact on the employment status, current year compensation or prior-year compensation. The Company’s clawback and cancellation provisions permit recovery of deferred incentive compensation where, for example, an employee’s act or omission (including with respect to direct supervisory responsibilities) causes a restatement of the Company’s consolidated financial results, constitutes a violation of the Company’s global risk management principles, policies and standards, or causes a loss of revenue associated with a position on which the employee was paid and the employee operated outside of internal control policies.

Stress Value-at-Risk.

The Company frequently enhances its market and credit risk management framework to address severe stresses that are observed in global markets during economic downturns. During 2014, the Company expanded and improved its risk measurement processes, including stress tests and scenario analysis, and further refined its market and credit risk limit framework. Stress Value-at-Risk (“S-VaR”), a proprietary methodology that comprehensively measures the Company’s market and credit risks, was further refined and continues to be an important metric used in establishing the Company’s risk appetite and its capital allocation framework. S-VaR simulates many stress scenarios based on more than 25 years of historical data and attempts to capture the different liquidities of various types of general and specific risks. Additionally, S-VaR captures event and default risks that are particularly relevant for credit portfolios.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Company’s Institutional Securities business segment where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within its Wealth Management business segment. The Company’s Investment Management business segment incurs principally Non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles.

Sound market risk management is an integral part of the Company’s culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The control groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. The Company’s Market Risk Department is responsible for ensuring transparency of material market risks, monitoring compliance with established limits and escalating risk concentrations to appropriate senior management. To execute these responsibilities, the Company’s Market Risk Department monitors the Company’s risk against limits on aggregate risk exposures, performs a variety of risk analyses, routinely reports risk summaries, and maintains the Company’s VaR and scenario analysis systems. These limits are designed to control price and market liquidity risk. Market risk is also monitored through various measures: by use of statistics (including VaR, S-VaR and related analytical measures); by measures of position sensitivity; and through routine stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors, and scenario analyses conducted by the Company’s Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the Company’s Market Risk Department that are circulated to and discussed with senior management, the FRC, the BRC and the Board.

The Chief Risk Officer, among other things, monitors market risk through the Company’s Market Risk Department, which reports to the Chief Risk Officer and is independent of the business units, and has close interactions with senior management and the risk management control groups in the business units. The Chief Risk Officer is a member of the FRC, chaired by the Chief Executive Officer, which includes the most senior officers of the Company, and regularly reports on market risk matters to this committee, as well as to the BRC and the Board.

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During 2014, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities.

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

Aggregate market risk limits have been approved for the Company across all divisions worldwide. Additional market risk limits are assigned to trading desks and, as appropriate, products and regions. Trading division risk managers, desk risk managers, traders and the Company’s Market Risk Department monitor market risk measures against limits in accordance with policies set by senior management.

VaR.    The Company uses the statistical technique known as VaR as one of the tools used to measure, monitor and review the market risk exposures of its trading portfolios. The Company’s Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations.    The Company estimates VaR using a model based on volatility-adjusted historical simulation for general market risk factors and Monte Carlo simulation for name-specific risk in corporate shares, bonds, loans and related derivatives. The model constructs a distribution of hypothetical daily changes in the value of trading portfolios based on the following: historical observation of daily changes in key market indices or other market risk factors; and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s VaR model uses four years of historical data with a volatility adjustment to reflect current market conditions. The Company’s VaR for risk management purposes (“Management VaR”) is computed at a 95% level of confidence over a one-day time horizon, which is a useful indicator of possible trading losses resulting from adverse daily market moves. The Company’s 95%/one-day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 5%, or five times in every 100 trading days, if the portfolio were held constant for one day.

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

The Company uses VaR as one of a range of risk management tools. Among their benefits, VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks and portfolio assets. One key element of the VaR model is that it reflects risk reduction due to portfolio diversification or hedging activities. However, VaR has various limitations, which include, but are not limited to: use of historical changes in market risk factors, which may not be accurate predictors of future market conditions and may not fully incorporate the risk of extreme market events that are outsized relative to observed historical market behavior or reflect the historical distribution of results beyond the 95% confidence interval; and reporting of losses in a single day, which does not reflect the risk of positions that cannot be liquidated or hedged in one day. A small proportion of market risk generated by trading positions is not included in VaR. The modeling of the risk characteristics of some positions relies on approximations that, under certain circumstances, could produce significantly different results from those produced using more precise measures. VaR is most appropriate as a risk measure for trading positions in liquid financial markets and will understate the risk associated with severe events, such as periods of extreme illiquidity. The Company is aware of these and other limitations and, therefore, uses VaR as only one component in its risk management oversight process. This process also incorporates stress testing and scenario analyses and extensive risk monitoring, analysis and control at the trading desk, division and Company levels.

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

The portfolio of positions used for the Company’s Management VaR differs from that used for regulatory capital requirements (“Regulatory VaR”), as Management VaR contains certain positions that are excluded from Regulatory VaR. Examples include counterparty credit valuation adjustments and related hedges, as well as loans that are carried at fair value and associated hedges. Additionally, the Company’s Management VaR excludes certain risks contained in its Regulatory VaR, such as hedges to counterparty exposures related to the Company’s own credit spread.

Table 1 below presents the Management VaR for the Company’s Trading portfolio, on a period-end, annual average and annual high and low basis. The Credit Portfolio is disclosed as a separate category from the Primary Risk Categories, and includes counterparty credit valuation adjustments and related hedges, as well as loans that are carried at fair value and associated hedges.

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for 2014				95%/One-Day VaR for 2013
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$31	$31	$44	$25	$41	$45	$76	$31
Equity price	18	18	26	15	22	19	43	15
Foreign exchange rate	10	11	17	6	15	14	22	7
Commodity price	15	17	24	12	15	21	31	15
Less: Diversification benefit(1)(2)	(30)	(34)	N/A	N/A	(44)	(46)	N/A	N/A

Primary Risk Categories	$44	$43	$53	$34	$49	$53	$78	$42

Credit Portfolio	15	11	15	9	12	14	18	12
Less: Diversification benefit(1)(2)	(14)	(7)	N/A	N/A	(8)	(8)	N/A	N/A

Total Management VaR	$45	$47	$58	$38	$53	$59	$85	$47

N/A—Not Applicable

(1)	Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the year, and therefore, the diversification benefit is not an applicable measure.

The Company’s average Management VaR for the Primary Risk Categories for 2014 was $43 million compared with $53 million for 2013. The decrease was primarily driven by reduced exposure to credit spread and commodity products.

The Company’s average Total Management VaR for 2014 was $47 million compared with $59 million for 2013. This decrease was driven by the reduced risk in Primary Risk Categories.

Distribution of VaR Statistics and Net Revenues for 2014.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare the VaR with actual trading revenues. Assuming no intraday trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model would be questioned. The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for the Company, as well as individual business units. For days where losses exceed the VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The distribution of VaR Statistics and Net Revenues is presented in the histograms below for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for 2014 was $43 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for 2014, which was in a range between $35 million and $50 million for approximately 94% of the trading days during the year.

The histogram below shows the distribution for 2014 of daily net trading revenues, including profits and losses from positions included in VaR for the Company’s businesses that comprise the Primary Risk Categories. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During 2014, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 25 days, of which no day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—Including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for 2014 was $47 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for 2014, which was in a range between $40 million and $55 million for approximately 91% of trading days during the year.

The histogram below shows the distribution for 2014 of daily net trading revenues, including profits and losses from Primary Risk Categories, Credit Portfolio positions and intraday trading activities, for the Company’s Trading businesses. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During 2014, the Company experienced net trading losses on 32 days, of which no day was in excess of the 95%/one-day Total Management VaR.

Non-trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis covering substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Credit Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $6 million and $5 million for each 1 basis point widening in the Company’s credit spread level for December 31, 2014 and December 31, 2013, respectively.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $10 million and $11 million for each 1 basis point widening in the Company’s credit spread level for December 31, 2014 and December 31, 2013, respectively.

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

Given the current low interest rate environment, the Company uses the following interest rate scenarios to quantify the Company’s interest rate risk sensitivity: instantaneous parallel shocks of 100 and 200 basis point increases and a 100 basis point decrease to all points on all yield curves simultaneously.

	+200 Basis Points	+100 Basis Points	-100 Basis Points(1)
	(dollars in millions)
Impact on the Company’s consolidated income from continuing operations before income taxes:
December 31, 2014	$1,117	$635	N/M
December 31, 2013	1,102	642	N/M

(1)	N/M—Not Meaningful given the current low interest rate environment.

Due to the non-trading nature of the assets and liabilities in the Company’s U.S. Subsidiary Banks, net interest income sensitivity is computed and analyzed by management for both upward and downward movements in the yield curve. The Company uses the following interest rate scenarios to quantify the Company’s U.S. Subsidiary Banks’ interest rate risk sensitivity: instantaneous parallel shocks of 100 and 200 basis point increases and a 100 basis point decrease to all points on all yield curves simultaneously.

	+200 Basis Points	+100 Basis Points	-100 Basis Points
	(dollars in millions)
Impact on the Company’s U.S. Subsidiary Banks’ income from continuing operations before income taxes:
December 31, 2014	$256	$204	$(393)
December 31, 2013	503	342	(255)

Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values.

	10% Sensitivity
Investments	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Investments related to Investment Management activities:
Hedge fund investments	$109	$104
Private equity and infrastructure funds	136	148
Real estate funds	150	158
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	142	161
Other Company investments	195	198

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

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to the Company. Credit risk includes the risk that economic, social and political conditions and events in a foreign country will adversely affect an obligor’s ability and willingness to fulfill their obligations. The Company primarily incurs credit risk exposure to institutions and individuals mainly through its Institutional Securities and Wealth Management business segments.

The Company may incur credit risk in its Institutional Securities business segment through a variety of activities, including, but not limited to, the following:

•	entering into swap or other derivative contracts under which counterparties have obligations to make payments to the Company;

•	extending credit to clients through various lending commitments;

•	providing short- or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount;

•	posting margin and/or collateral to clearinghouses, clearing agencies, exchanges, banks, securities firms and other financial counterparties;

•	placing funds on deposit at other financial institutions to support the Company’s clearing and settlement obligations; and

•	investing or trading in securities and loan pools, whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

The Company incurs credit risk in its Wealth Management business segment, primarily through lending to individuals and entities, including, but not limited to, the following:

•	margin loans collateralized by securities;

•	securities-based and other forms of secured loans; and

•	single-family residential mortgage loans in conforming, non-conforming or home equity lines of credit (“HELOC”) form, primarily to existing Wealth Management clients.

Monitoring and Control.

In order to help protect the Company from losses, the Company’s Credit Risk Management Department establishes company-wide practices to evaluate, monitor and control credit risk exposure at the transaction, obligor and portfolio levels. The Company’s Credit Risk Management Department approves extensions of credit, evaluates the creditworthiness of the Company’s counterparties and borrowers on a regular basis, and ensures that credit exposure is actively monitored and managed. The evaluation of counterparties and borrowers includes an assessment of the probability that an obligor will default on its financial obligations and any losses that may occur when an obligor defaults. In addition, credit risk exposure is actively managed by credit professionals and committees within the Company’s Credit Risk Management Department and through various risk committees, whose membership includes individuals from the Company’s Credit Risk Management Department. A comprehensive and global Credit Limits Framework is utilized to manage credit risk levels across the Company. The Credit Limits Framework is calibrated within the Company’s risk tolerance and includes single-name limits and portfolio concentration limits by country, industry and product type. The Company’s Credit Risk Management Department ensures transparency of material credit risks, compliance with established limits and escalation of risk concentrations to appropriate senior management. The Company’s Credit Risk Management Department also works closely with the Company’s Market Risk Department and applicable business units to monitor risk exposures and to perform stress tests to identify, analyze and control credit risk concentrations arising in the Company’s lending and trading activities. The stress tests shock market factors (e.g., interest rates, commodity prices, credit spreads), risk parameters (e.g., default probabilities and loss given default), recovery rates and expected losses in order to assess the impact of stresses on exposures, profit and loss, and the Company’s capital position. Stress and scenario tests are conducted in accordance with established Company policies and procedures.

Credit Evaluation.    The evaluation of corporate and institutional counterparties and certain high net worth borrowers includes assigning obligor credit ratings, which reflect an assessment of an obligor’s probability of default and loss given default. Credit evaluations typically involve the assessment of financial statements; leverage; liquidity; capital strength; asset composition and quality; market capitalization; access to capital markets; adequacy of collateral, if applicable; and in the case of certain loans, cash flow projections and debt service requirements. The Company’s Credit Risk Management Department also evaluates strategy, market position, industry dynamics, management and other factors that could affect the obligor’s risk profile. Additionally, the Company’s Credit Risk Management Department evaluates the relative position of the Company’s exposure in the borrower’s capital structure and relative recovery prospects, as well as adequacy of collateral (if applicable) and other structural elements of the particular transaction.

The evaluation of consumer borrowers is tailored to the specific type of lending. Margin and securities-based loans are evaluated based on factors that include, but are not limited to, the amount of the loan, the degree of leverage and the quality, diversification, price volatility and liquidity of the collateral. The underwriting of residential real estate loans includes, but is not limited to, review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level, and for consumer loans, collateral values are monitored on an ongoing basis.

Credit risk metrics assigned to the Company’s borrowers during the evaluation process are incorporated into the Company’s Credit Risk Management Department’s maintenance of the allowance for loan losses for the loans held for investment portfolio. Such allowance serves as a reserve for probable inherent losses as well as probable losses related to loans identified for impairment. For more information on the Company’s allowance for loan losses, see Notes 2 and 8 to the Company’s consolidated financial statements in Item 8.

Risk Mitigation.    The Company may seek to mitigate credit risk from its lending and trading activities in multiple ways, including collateral provisions, guarantees and hedges. At the transaction level, the Company seeks to mitigate risk through management of key risk elements such as size, tenor, financial covenants, seniority and collateral. The Company actively hedges its lending and derivatives exposure through various financial instruments that may include single-name, portfolio and structured credit derivatives. Additionally, the Company may sell, assign or syndicate funded loans and lending commitments to other financial institutions in the primary and secondary loan market. In connection with its derivatives trading activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of a counterparty default.

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. Loans held for investment and loans held for sale are classified in Loans, and loans held at fair value are classified in Trading assets in the Company’s consolidated statements of financial condition. See Notes 4 and 8 to the Company’s consolidated financial statements in Item 8 for further information.

The following tables present the Company’s loan portfolio by loan type within its Institutional Securities and Wealth Management business segments at December 31, 2014 and December 31, 2013.

	At December 31, 2014
	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total(4)
	(dollars in millions)
Corporate loans	$7,957	$6,161	$5,423	$19,541
Consumer loans	—	—	16,574	16,574
Residential real estate loans	—	—	15,727	15,727
Wholesale real estate loans	—	5,277	—	5,277

Loans held for investment, net of allowance	7,957	11,438	37,724	57,119

Corporate loans	7,801	399	—	8,200
Consumer loans	—	—	—	—
Residential real estate loans	—	16	98	114
Wholesale real estate loans	—	1,144	—	1,144

Loans held for sale	7,801	1,559	98	9,458

Corporate loans	483	6,610	—	7,093
Consumer loans	—	—	—	—
Residential real estate loans	—	1,682	—	1,682
Wholesale real estate loans	—	3,187	—	3,187

Loans held at fair value	483	11,479	—	11,962

Total loans	$16,241	$24,476	$37,822	$78,539

(1)	In addition to loans, at December 31, 2014, $62.9 billion of unfunded lending commitments were accounted for as held for investment, $15.8 billion of unfunded lending commitments were accounted for as held for sale and $3.3 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at December 31, 2014, $2.3 billion of unfunded lending commitments were accounted for as held for investment, $0.8 billion of unfunded lending commitments were accounted for as held for sale and $2.1 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at December 31, 2014, $5.0 billion of unfunded lending commitments were accounted for as held for investment.
(4)	Amounts exclude customer margin loans outstanding of $29.0 billion and employee loans outstanding of $5.1 billion at December 31, 2014. See Notes 6 and 8 to the Company’s consolidated financial statements in Item 8 for further information.

	At December 31, 2013
	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total(4)
	(dollars in millions)
Corporate loans	$7,837	$1,988	$3,301	$13,126
Consumer loans	—	—	11,576	11,576
Residential real estate loans	—	1	10,001	10,002
Wholesale real estate loans	—	1,835	6	1,841

Loans held for investment, net of allowance	7,837	3,824	24,884	36,545

Corporate loans	6,168	—	—	6,168
Consumer loans	—	—	—	—
Residential real estate loans	—	12	100	112
Wholesale real estate loans	—	49	—	49

Loans held for sale	6,168	61	100	6,329

Corporate loans	2,892	6,882	—	9,774
Consumer loans	—	—	—	—
Residential real estate loans	—	1,434	—	1,434
Wholesale real estate loans	—	1,404	—	1,404

Loans held at fair value	2,892	9,720	—	12,612

Total loans	$16,897	$13,605	$24,984	$55,486

(1)	In addition to loans, at December 31, 2013, $61.4 billion of unfunded lending commitments were accounted for as held for investment, $8.1 billion of unfunded lending commitments were accounted for as held for sale and $9.1 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at December 31, 2013, $1.3 billion of unfunded lending commitments were accounted for as held for investment and $0.8 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at December 31, 2013, $4.5 billion of unfunded lending commitments were accounted for as held for investment.
(4)	Amounts exclude customer margin loans outstanding of $29.2 billion and employee loans outstanding of $5.5 billion at December 31, 2013. See Notes 6 and 8 to the Company’s consolidated financial statements in Item 8 for further information.

At December 31, 2014 and December 31, 2013, the allowance for loan losses related to funded loans that were accounted for as held for investment, was $149 million and $156 million, respectively, and the allowance for loan losses related to unfunded lending commitments that were accounted for as held for investment, was $149 million and $127 million, respectively. The aggregate allowance for loan losses for funded and unfunded loans increased slightly over the year due to the growth of the portfolio and reflected the high quality of the Company’s lending portfolios resulting from strong credit risk management. See Note 8 to the Company’s consolidated financial statements in Item 8 for further information.

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

The Company may hedge and/or sell its exposures in connection with loans and lending commitments. Additionally, the Company may mitigate credit risk by requiring borrowers to pledge collateral and include financial covenants in lending commitments to such borrowers. In the Company’s consolidated statements of financial condition these loans are carried at either fair value with changes in fair value recorded in earnings; held for investment, which are recorded at amortized cost; or held for sale, which are recorded at lower of cost or fair value.

The Company’s credit exposure from its corporate lending positions and lending commitments is measured in accordance with the Company’s internal risk management standards. Lending commitments represent legally binding obligations to provide funding to clients for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

The following tables present the Company’s Institutional Securities Corporate Lending Commitments and Funded Loans at December 31, 2014 and December 31, 2013.

	At December 31, 2014
	Years to Maturity
Credit Rating(1)	Less than 1	1-3	3-5	Over 5	Total(2)(3)
	(dollars in millions)
AAA	$275	$74	$37	$—	$386
AA	3,760	2,764	4,580	—	11,104
A	2,135	4,534	12,029	173	18,871
BBB	3,350	9,303	22,424	1,503	36,580

Investment grade	9,520	16,675	39,070	1,676	66,941
Non-investment grade	2,034	7,222	17,755	4,050	31,061

Total	$11,554	$23,897	$56,825	$5,726	$98,002

(1)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(2)	For syndications led by the Company, lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that the Company participates in and does not lead, lending commitments accepted by the borrower but not yet closed include only the amount that the Company expects it will be allocated from the lead syndicate bank.
(3)	Amounts include the fair value adjustment of ($0.3) billion related to the Company’s unfunded lending commitments.

	At December 31, 2013(1)
	Years to Maturity
Credit Rating(2)	Less than 1	1-3	3-5	Over 5	Total(3)(4)
	(dollars in millions)
AAA	$859	$114	$121	$—	$1,094
AA	2,718	1,870	5,556	—	10,144
A	3,159	4,230	11,417	598	19,404
BBB	2,486	10,551	21,530	752	35,319

Investment grade	9,222	16,765	38,624	1,350	65,961
Non-investment grade	2,757	8,069	13,028	5,572	29,426

Total	$11,979	$24,834	$51,652	$6,922	$95,387

(1)	All prior-year amounts have been recast to conform to the current year’s presentation.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
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
(4)	Amounts include the fair value adjustment of ($0.1) billion related to the Company’s unfunded lending commitments.

At December 31, 2014 and December 31, 2013, the aggregate amount of investment grade funded loans was $6.3 billion and $6.7 billion, respectively, and the aggregate amount of non-investment grade funded loans was $9.9 billion and $10.2 billion, respectively. In connection with these corporate lending activities (which include both corporate funded and unfunded lending commitments), the Company had hedges (which included “single name,” “sector” and “index” hedges) with a notional amount of $12.9 billion related to the total corporate lending exposure of $98.0 billion at December 31, 2014 and with a notional amount of $9.0 billion related to the total corporate lending exposure of $95.4 billion at December 31, 2013. At December 31, 2014 and December 31, 2013, all Corporate lending activities held for investment were current.

“Event-Driven” Loans and Lending Commitments at December 31, 2014.

Included in the total corporate lending exposure amounts in the table above at December 31, 2014 were “event-driven” exposures of $15.2 billion composed of funded loans of $5.7 billion and lending commitments of $9.5 billion. Included in the “event-driven” exposure at December 31, 2014 were $11.6 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of these “event-driven” loans and lending commitments at December 31, 2014 were as follows: 18% will mature in less than 1 year, 14% will mature within 1 to 3 years, 37% will mature within 3 to 5 years and 31% will mature in over 5 years.

Industry Exposure—Corporate Lending.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed below.

The following table presents the Company’s Institutional Securities credit exposure from its primary Corporate Lending Commitments and Funded Loans by industry:

Industry	At December 31, 2014	At December 31, 2013(1)
	(dollars in millions)
Energy	$14,056	$12,240
Utilities	11,717	10,404
Consumer discretionary	10,214	10,332
Healthcare	9,707	10,096
Funds, exchanges and other financial services(2)	9,277	9,297
Industrials	9,134	10,976
Information technology	7,572	6,882
Consumer staples	7,320	6,964
Materials	5,259	4,895
Real Estate	4,616	4,161
Telecommunications services	4,335	5,684
Other	4,795	3,456

Total	$98,002	$95,387

(1)	All prior-year amounts have been recast to conform to the current year’s presentation.
(2)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activities described above, the Company’s Institutional Securities business segment engages in other lending activities. These activities include commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to institutional equities clients and loans to municipalities. In 2014, loans and lending commitments associated with these activities increased by approximately 89%, mainly due to growth in corporate and wholesale real estate loans. At December 31, 2014 and December 31, 2013, approximately 99.9% and 99.6%, respectively, of Institutional Securities other lending activities held for investment were current and approximately 0.1% and 0.4%, respectively, were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The following tables present the Company’s Institutional Securities business segment’s other lending activities by remaining contract maturity:

	At December 31, 2014
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Corporate loans	$4,231	$4,826	$1,884	$2,229	$13,170
Residential real estate loans	—	43	—	1,655	1,698
Wholesale real estate loans	100	5,060	2,112	2,336	9,608

Total	$4,331	$9,929	$3,996	$6,220	$24,476

	At December 31, 2013
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Corporate loans	$3,957	$1,236	$2,455	$1,222	$8,870
Residential real estate loans	8	16	91	1,332	1,447
Wholesale real estate loans	174	909	885	1,320	3,288

Total	$4,139	$2,161	$3,431	$3,874	$13,605

In addition, Institutional Securities other lending activities include margin lending, which allows the client to borrow against the value of qualifying securities. At December 31, 2014 and December 31, 2013, Institutional Securities margin lending of $15.3 billion and $15.2 billion, respectively, were classified within Customer and other receivables in the Company’s consolidated statements of financial condition.

Wealth Management Lending Activities.    The principal Wealth Management lending activities include securities-based lending and residential real estate loans. The following tables present the Company’s Wealth Management business segment lending activities by remaining contract maturity:

	At December 31, 2014
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$19,408	$1,071	$750	$768	$21,997
Residential real estate loans	—	—	—	15,825	15,825

Total	$19,408	$1,071	$750	$16,593	$37,822

	At December 31, 2013
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$13,241	$509	$539	$594	$14,883
Residential real estate loans	—	—	—	10,101	10,101

Total	$13,241	$509	$539	$10,695	$24,984

Securities-based lending provided to the Company’s retail clients is primarily conducted through the Company’s PLA platform which had an outstanding funded loan balance of $19.1 billion within the $22.0 billion at December 31, 2014 and $13.2 billion within the $14.9 billion at December 31, 2013. These loans allow the client to borrow money against the value of qualifying securities for any purpose other than purchasing securities. The Company establishes approved credit lines against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. These credit lines are primarily uncommitted loan facilities, as the Company reserves the right to not make any advances, or may terminate these credit lines at any time. Factors considered in the review of these loans include but are not limited to the loan amount, the degree of leverage and the quality of diversification, price volatility and liquidity of the collateral.

Residential real estate loans consist of first and second lien mortgages, including HELOC loans. For these loans, a loan evaluation process is adopted within a framework of credit underwriting policies and collateral valuation. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis of applicable industry standard credit scoring models (e.g., Fair Isaac Corporation (“FICO”) scores), debt ratios and assets of the borrower. Loan-to-value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. The vast majority of mortgage and HELOC loans are held for investment in the Company’s Wealth Management business segment’s loan portfolio.

In 2014, loans and lending commitments associated with the Company’s Wealth Management business segment lending activities increased by approximately 45%, mainly due to growth in PLA and residential real estate loans. At December 31, 2014 and December 31, 2013, approximately 99.9% of the Company’s Wealth Management business segment lending activities held for investment were current; while approximately 0.1% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Company’s Wealth Management business segment also provides margin lending to retail clients and had an outstanding balance of $13.7 billion and $14.0 billion at December 31, 2014 and December 31, 2013, respectively, which were classified within Customer and other receivables in the Company’s consolidated statements of financial condition.

In addition, the Company’s Wealth Management business segment has employee loans that are granted primarily in conjunction with a program established by the Company to recruit and retain certain employees. These loans, recorded in Customer and other receivables in the Company’s consolidated statements of financial condition, are full recourse, require periodic payments and have repayment terms ranging from two to 12 years. The Company establishes an allowance for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense.

Credit Exposure—Derivatives.

The Company incurs credit risk as a dealer in over-the-counter (“OTC”) derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. In connection with its OTC derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral as well as to liquidate collateral and offset receivables and payables covered under the same master netting agreement in the event of counterparty default. The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For credit exposure information on the Company’s OTC derivative products, see Note 12 to the Company’s consolidated financial statements in Item 8.

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

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are composed of banks, broker-dealers, insurance and other financial institutions. Contracts with these counterparties may include provisions related to counterparty rating downgrades, which may result in additional collateral being required by the Company. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Trading revenues in the Company’s consolidated statements of income.

The following tables summarize the key characteristics of the Company’s credit derivative portfolio by counterparty type at December 31, 2014 and December 31, 2013. The fair values shown are before the application of contractual netting or collateral. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 12 to the Company’s consolidated financial statements in Item 8.

	At December 31, 2014
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$25,452	$25,323	$129	$712,466	$687,155
Insurance and other financial institutions	6,639	6,697	(58)	216,489	217,201
Non-financial entities	91	89	2	5,049	3,706

Total	$32,182	$32,109	$73	$934,004	$908,062

(1)	The Company’s CDS are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 4% of receivable fair values and 7% of payable fair values represent Level 3 amounts (see Note 4 to the Company’s consolidated financial statements in Item 8).

	At December 31, 2013
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$60,728	$57,399	$3,329	$1,620,774	$1,573,217
Insurance and other financial institutions	7,313	6,908	405	278,705	313,897
Non-financial entities	226	187	39	7,922	6,078

Total	$68,267	$64,494	$3,773	$1,907,401	$1,893,192

(1)	The Company’s CDS are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 7% of receivable fair values and 5% of payable fair values represent Level 3 amounts (see Note 4 to the consolidated financial statements in Item 8).

Industry Exposure—OTC Derivative Products. The Company also monitors its credit exposure to individual industries for current exposure arising from the Company’s OTC derivative contracts.

The following table shows the Company’s OTC derivative products at fair value by industry:

Industry	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Utilities	$3,797	$3,142
Banks and securities firms	3,297	2,358
Funds, exchanges and other financial services(1)	2,321	2,433
Industrials	2,278	914
Regional governments	1,603	1,597
Healthcare	1,365	1,089
Special purpose vehicles	1,089	1,908
Not-for-profit organizations	905	672
Sovereign governments	889	816
Real Estate	761	503
Consumer staples	650	487
Other	3,272	1,695

Total(2)	$22,227	$17,614

(1)	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 12 to the Company’s consolidated financial statements in Item 8.

Other.

In addition to the activities noted above, there are other credit risks managed by the Company’s Credit Risk Management Department and various business areas within the Company’s Institutional Securities business segment. The Company participates in securitization activities whereby it extends short-term or long-term funding to clients through loans and lending commitments that are secured by the assets of the borrower and generally provide for over-collateralization, including commercial real estate loans, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 7 to the Company’s consolidated financial statements in Item 8 for information about the Company’s securitization activities. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the Company’s consolidated financial statements in Item 8 for additional information about the Company’s collateralized transactions.

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

In addition to the Company’s country risk exposure, the Company discloses its cross-border risk exposure in “Financial Statements and Supplementary Data—Financial Data Supplement (Unaudited)” in Item 8. It is based on the Federal Financial Institutions Examination Council’s regulatory guidelines for reporting cross-border information and represents the amounts that the Company may not be able to obtain from a foreign country due to country-specific events, including unfavorable economic and political conditions, economic and social instability, and changes in government policies.

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

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows the Company’s ten largest non-U.S. country risk net exposures at December 31, 2014. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)	Increase/ (Decrease) in Net Exposure from December 31, 2013
	(dollars in millions)
United Kingdom:
Sovereigns	$(547)	$110	$—	$—	$(437)	$(36)	$(473)	$(805)
Non-sovereigns	1,977	13,005	1,703	6,888	23,573	(2,106)	21,467	3,816

Subtotal	$1,430	$13,115	$1,703	$6,888	$23,136	$(2,142)	$20,994	$3,011

Germany:
Sovereigns	$1,488	$286	$—	$—	$1,774	$(1,765)	$9	$1,365
Non-sovereigns	682	2,655	533	3,786	7,656	(1,813)	5,843	(932)

Subtotal	$2,170	$2,941	$533	$3,786	$9,430	$(3,578)	$5,852	$433

Brazil:
Sovereigns	$3,222	$—	$—	$—	$3,222	$—	$3,222	$(238)
Non-sovereigns	10	219	949	150	1,328	(684)	644	(552)

Subtotal	$3,232	$219	$949	$150	$4,550	$(684)	$3,866	$(790)

France:
Sovereigns	$(1,293)	$—	$—	$—	$(1,293)	$—	$(1,293)	$(591)
Non-sovereigns	482	2,221	195	2,890	5,788	(707)	5,081	395

Subtotal	$(811)	$2,221	$195	$2,890	$4,495	$(707)	$3,788	$(196)

China:
Sovereigns	$484	$130	$—	$—	$614	$—	$614	$147
Non-sovereigns	1,657	364	548	396	2,965	(44)	2,921	989

Subtotal	$2,141	$494	$548	$396	$3,579	$(44)	$3,535	$1,136

Singapore:
Sovereigns	$2,394	$207	$—	$—	$2,601	$—	$2,601	$244
Non-sovereigns	172	513	59	122	866	—	866	(33)

Subtotal	$2,566	$720	$59	$122	$3,467	$—	$3,467	$211

Canada:
Sovereigns	$(169)	$78	$—	$—	$(91)	$—	$(91)	$(1,102)
Non-sovereigns	(230)	1,837	188	1,354	3,149	(86)	3,063	(288)

Subtotal	$(399)	$1,915	$188	$1,354	$3,058	$(86)	$2,972	$(1,390)

Australia:
Sovereigns	$(25)	$14	$—	$—	$(11)	$—	$(11)	$44
Non-sovereigns	892	799	320	1,139	3,150	(392)	2,758	65

Subtotal	$867	$813	$320	$1,139	$3,139	$(392)	$2,747	$109

Italy:
Sovereigns	$1,119	$12	$—	$—	$1,131	$(101)	$1,030	$281
Non-sovereigns	613	519	—	683	1,815	(153)	1,662	168

Subtotal	$1,732	$531	$—	$683	$2,946	$(254)	$2,692	$449

Netherlands:
Sovereigns	$(180)	$2	$—	$—	$(178)	$(23)	$(201)	$67
Non-sovereigns	477	859	114	1,299	2,749	(307)	2,442	(452)

Subtotal	$297	$861	$114	$1,299	$2,571	$(330)	$2,241	$(385)

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At December 31, 2014, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for those countries were $(261.7) billion, $259.6 billion and $(0.2) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At December 31, 2014, the benefit of collateral received against counterparty credit exposure was $11.9 billion in the U.K., with 98% of collateral consisting of cash, U.S. and U.K. government obligations, and $14.1 billion in Germany with 98% of collateral consisting of cash and government obligations of Germany, France, Belgium and Netherlands. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $15.4 billion, with collateral primarily consisting of cash, U.S. and Japanese government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at December 31, 2014, the Company had exposure to these countries for overnight deposits with banks of approximately $5.1 billion.

Operational Risk.

Operational risk refers to the risk of loss, or of damage to the Company’s reputation, resulting from inadequate or failed processes, people, and systems or from external events (e.g., fraud, theft, legal and compliance risks or damage to physical assets). Operational risk includes legal and compliance risk. Operational risk relates to the following risk event categories as defined by Basel II: internal fraud; external fraud, employment practices and workplace safety; clients, products and business practices; business disruption and system failure; damage to physical assets; and execution, delivery and process management. The Company may incur operational risk across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal and Compliance Risk.”

The Company has established an operational risk framework to identify, measure, monitor and control risk across the Company. Effective operational risk management is essential to reducing the impact of operational risk incidents and mitigating legal and reputational risks. The framework is continually evolving to account for changes in the Company and respond to the changing regulatory and business environment. The Company has implemented operational risk data and assessment systems to monitor and analyze internal and external operational risk events, business environment and internal control factors and to perform scenario analysis. The collected data elements are incorporated in the operational risk capital model. The model encompasses both quantitative and qualitative elements. Internal loss data and scenario analysis results are direct inputs to the capital model, while external operational incidents, business environment internal control factors and metrics are evaluated as part of the scenario analysis process.

Primary responsibility for the management of operational risk is with the Company’s business segments, the control groups and the business managers therein. The business managers maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. Each of the Company’s business segments has a designated operational risk coordinator. The operational risk coordinator regularly reviews operational risk issues and reports to the Company’s senior management within each business. Each control group also has a designated operational risk coordinator and a forum for discussing operational risk matters with the Company’s senior management. Oversight of operational risk is provided by the Company’s Operational Risk Oversight Committee, regional risk committees and senior management. In the event of a merger; joint venture; divestiture; reorganization; or creation of a new legal entity, a new product or a business activity, operational risks are considered, and any necessary changes in processes or controls are implemented.

The Company’s Operational Risk Department is independent of the Company’s divisions and reports to the Company’s Chief Risk Officer. The Company’s Operational Risk Department provides oversight of operational risk management and independently assesses, measures and monitors operational risk. The Company’s Operational Risk Department works with the divisions and control groups to help ensure a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Company. The Company’s Operational Risk Department scope includes the information and technology risk oversight program (e.g., cybersecurity) and supplier management (vendor risk oversight and assessment) program. Furthermore, the Company’s Operational Risk Department supports the collection and reporting of operational risk incidents and the execution of operational risk assessments; provides the infrastructure needed for risk measurement and risk management; and ensures ongoing validation and verification of the Company’s advanced measurement approach for operational risk capital.

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

In connection with its ongoing operations, the Company utilizes the services of external vendors, which it anticipates will continue and may increase in the future. These services include, for example, outsourced processing and support functions and consulting and other professional services. The Company manages its exposures to these services through a variety of means such as the performance of due diligence, consideration of operational risk, implementation of service level and other contractual agreements, and ongoing monitoring of the vendors’ performance. The Company maintains a supplier risk management program with policies, procedures, organization, governance and supporting technology. The programs are designed to ensure adequate risk management controls over the services exist, including but not limited to information security, operational failure, financial stability, disaster recoverability, reputational risk, safeguards against corruption, and termination.

Legal and Compliance Risk.

Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss including fines, penalties, judgments, damages and/or settlements, or loss to reputation that the Company may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to its business activities. This risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see also “Business—Supervision and Regulation” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A). The Company has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to facilitate compliance with applicable statutory and regulatory requirements. The Company, principally through its Legal and Compliance Division, also has established procedures that are designed to require that the Company’s policies relating to business conduct, ethics and practices are followed globally. In connection with its businesses, for example, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, information barriers, potential conflicts of interest, structured transactions, use and safekeeping of customer funds and securities, lending and credit granting, anti-money laundering, information security, privacy and recordkeeping. In addition, the

Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services and banking industry presents a continuing business challenge for the Company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the consolidated statements of income, comprehensive income, cash flows, and changes in total equity for the years ended December 31, 2014, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 2, 2015

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks ($45 and $544 at December 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	$21,381	$16,602
Interest bearing deposits with banks	25,603	43,281
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements ($149 and $117 at December 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	40,607	39,203
Trading assets, at fair value ($127,342 and $151,078 were pledged to various parties at December 31, 2014 and December 31, 2013, respectively) ($966 and $2,825 at December 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	256,801	280,744
Investment securities (includes $69,216 and $53,430 at fair value at December 31, 2014 and December 31, 2013, respectively)	69,316	53,430
Securities received as collateral, at fair value	21,316	20,508
Securities purchased under agreements to resell (includes $1,113 and $866 at fair value at December 31, 2014 and December 31, 2013, respectively)	83,288	118,130
Securities borrowed	136,708	129,707
Customer and other receivables	48,961	57,104
Loans:
Held for investment (net of allowances of $149 and $156 at December 31, 2014 and December 31, 2013, respectively)	57,119	36,545
Held for sale	9,458	6,329
Other investments ($467 and $561 at December 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	4,355	5,086
Premises, equipment and software costs (net of accumulated depreciation of $6,219 and $6,420 at December 31, 2014 and December 31, 2013, respectively) ($191 and $201 at December 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,108	6,019
Goodwill	6,588	6,595
Intangible assets (net of accumulated amortization of $1,824 and $1,527 at December 31, 2014 and December 31, 2013, respectively) (includes $6 and $8 at fair value at December 31, 2014 and December 31, 2013, respectively)	3,159	3,286
Other assets ($59 and $11 at December 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally not available to the Company)	10,742	10,133

Total assets	$801,510	$832,702

Liabilities
Deposits (includes $0 and $185 at fair value at December 31, 2014 and December 31, 2013, respectively).	$133,544	$112,379
Commercial paper and other short-term borrowings (includes $1,765 and $1,347 at fair value at December 31, 2014 and December 31, 2013, respectively)	2,261	2,142
Trading liabilities, at fair value ($1 and $33 at December 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	107,381	104,521
Obligation to return securities received as collateral, at fair value	25,685	24,568
Securities sold under agreements to repurchase (includes $612 and $561 at fair value at December 31, 2014 and December 31, 2013, respectively)	69,949	145,676
Securities loaned	25,219	32,799
Other secured financings (includes $4,504 and $5,206 at fair value at December 31, 2014 and December 31, 2013, respectively) ($348 and $543 at December 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	12,085	14,215
Customer and other payables	181,069	157,125
Other liabilities and accrued expenses ($72 and $76 at December 31, 2014 and December 31, 2013, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	19,441	16,672
Long-term borrowings (includes $31,774 and $35,637 at fair value at December 31, 2014 and December 31, 2013, respectively)	152,772	153,575

Total liabilities	729,406	763,672

Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 15)	6,020	3,220
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at December 31, 2014 and December 31, 2013;
Shares issued: 2,038,893,979 at December 31, 2014 and December 31, 2013;
Shares outstanding: 1,950,980,142 and 1,944,868,751 at December 31, 2014 and December 31, 2013, respectively	20	20
Additional paid-in capital	24,249	24,570
Retained earnings	44,625	42,172
Employee stock trusts	2,127	1,718
Accumulated other comprehensive loss	(1,248)	(1,093)
Common stock held in treasury, at cost, $0.01 par value:
Shares outstanding: 87,913,837 and 94,025,228 at December 31, 2014 and December 31, 2013, respectively	(2,766)	(2,968)
Common stock issued to employee stock trusts	(2,127)	(1,718)

Total Morgan Stanley shareholders’ equity	70,900	65,921
Nonredeemable noncontrolling interests	1,204	3,109

Total equity	72,104	69,030

Total liabilities and equity	$801,510	$832,702

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	2014	2013	2012
Revenues:
Investment banking	$5,948	$5,246	$4,758
Trading	9,377	9,359	6,990
Investments	836	1,777	742
Commissions and fees	4,713	4,629	4,253
Asset management, distribution and administration fees	10,570	9,638	9,008
Other	1,096	1,066	632

Total non-interest revenues	32,540	31,715	26,383

Interest income	5,413	5,209	5,692
Interest expense	3,678	4,431	5,897

Net interest	1,735	778	(205)

Net revenues	34,275	32,493	26,178

Non-interest expenses:
Compensation and benefits	17,824	16,277	15,615
Occupancy and equipment	1,433	1,499	1,543
Brokerage, clearing and exchange fees	1,806	1,711	1,535
Information processing and communications	1,635	1,768	1,912
Marketing and business development	658	638	601
Professional services	2,117	1,894	1,922
Other	5,211	4,148	2,454

Total non-interest expenses	30,684	27,935	25,582

Income from continuing operations before income taxes	3,591	4,558	596
Provision for (benefit from) income taxes	(90)	902	(161)

Income from continuing operations	3,681	3,656	757

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(19)	(72)	(48)
Provision for (benefit from) income taxes	(5)	(29)	(7)

Income (loss) from discontinued operations	(14)	(43)	(41)

Net income	$3,667	$3,613	$716
Net income applicable to redeemable noncontrolling interests	—	222	124
Net income applicable to nonredeemable noncontrolling interests	200	459	524

Net income applicable to Morgan Stanley	$3,467	$2,932	$68
Preferred stock dividends and other	315	277	98

Earnings (loss) applicable to Morgan Stanley common shareholders	$3,152	$2,655	$(30)

Amounts applicable to Morgan Stanley:
Income from continuing operations	$3,481	$2,975	$138
Income (loss) from discontinued operations	(14)	(43)	(70)

Net income applicable to Morgan Stanley	$3,467	$2,932	$68

Earnings (loss) per basic common share:
Income from continuing operations	$1.65	$1.42	$0.02
Income (loss) from discontinued operations	(0.01)	(0.03)	(0.04)

Earnings (loss) per basic common share	$1.64	$1.39	$(0.02)

Earnings (loss) per diluted common share:
Income from continuing operations	$1.61	$1.38	$0.02
Income (loss) from discontinued operations	(0.01)	(0.02)	(0.04)

Earnings (loss) per diluted common share	$1.60	$1.36	$(0.02)

Dividends declared per common share	$0.35	$0.20	$0.20
Average common shares outstanding:
Basic	1,923,805,397	1,905,823,882	1,885,774,276

Diluted	1,970,535,560	1,956,519,738	1,918,811,270

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	2014	2013	2012
Net income	$3,667	$3,613	$716
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$(491)	$(348)	$(255)
Amortization of cash flow hedges(2)	4	4	6
Change in net unrealized gains (losses) on available for sale securities(3)	209	(433)	28
Pension, postretirement and other related adjustments(4)	29	(5)	(260)

Total other comprehensive income (loss)	$(249)	$(782)	$(481)

Comprehensive income (loss)	$3,418	$2,831	$235
Net income applicable to redeemable noncontrolling interests	—	222	124
Net income applicable to nonredeemable noncontrolling interests	200	459	524
Other comprehensive income (loss) applicable to redeemable noncontrolling interests	—	—	(2)
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	(94)	(205)	(120)

Comprehensive income (loss) applicable to Morgan Stanley	$3,312	$2,355	$(291)

(1)	Amounts include provision for income taxes of $352 million, $351 million and $120 million for 2014, 2013 and 2012, respectively.
(2)	Amounts include provision for income taxes of $2 million, $3 million and $3 million for 2014, 2013 and 2012, respectively.
(3)	Amounts include provision for (benefit from) income taxes of $142 million, $(296) million and $16 million for 2014, 2013 and 2012, respectively.
(4)	Amounts include provision for (benefit from) income taxes of $18 million, $8 million and $(156) million for 2014, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,667	$3,613	$716
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	(231)	(117)	(639)
Income from equity method investments	(156)	(451)	(52)
Compensation payable in common stock and options	1,260	1,180	891
Depreciation and amortization	1,161	1,511	1,581
Net gain on sale of available for sale securities	(40)	(45)	(78)
Impairment charges	111	198	271
Provision for credit losses on lending activities	23	110	155
Other operating activities	(72)	142	(69)
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	(1,404)	(8,233)	(1,516)
Trading assets, net of Trading liabilities	20,664	(23,054)	6,389
Securities borrowed	(7,001)	(8,006)	5,373
Securities loaned	(7,580)	(4,050)	6,387
Customer and other receivables and other assets	3,608	6,774	(10,030)
Customer and other payables and other liabilities	27,971	26,697	(1,283)
Securities purchased under agreements to resell	34,842	16,282	(4,257)
Securities sold under agreements to repurchase	(75,692)	23,002	20,920

Net cash provided by (used for) operating activities	1,131	35,553	24,759

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software, net	(992)	(1,316)	(1,312)
Business dispositions, net of cash disposed	989	1,147	1,725
Loans	(20,116)	(10,057)	(3,486)
Investment securities:
Purchases	(32,623)	(30,557)	(24,477)
Proceeds from sales	12,980	11,425	10,398
Proceeds from paydowns and maturities	4,651	4,757	4,738
Other investing activities	(213)	140	(211)

Net cash provided by (used for) investing activities	(35,324)	(24,461)	(12,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Commercial paper and other short-term borrowings	119	4	(705)
Noncontrolling interests	(189)	(557)	(296)
Other secured financings	(2,189)	(10,726)	(6,628)
Deposits	21,165	29,113	17,604
Proceeds from:
Excess tax benefits associated with stock-based awards	101	10	42
Derivatives financing activities	855	1,003	243
Issuance of preferred stock, net of issuance costs	2,782	1,696	—
Issuance of long-term borrowings	36,740	27,939	23,646
Payments for:
Long-term borrowings	(33,103)	(38,742)	(43,092)
Derivatives financing activities	(776)	(1,216)	(125)
Repurchases of common stock and employee tax withholdings	(1,458)	(691)	(227)
Purchase of additional stake in Wealth Management JV	—	(4,725)	(1,890)
Cash dividends	(904)	(475)	(469)

Net cash provided by (used for) financing activities	23,143	2,633	(11,897)

Effect of exchange rate changes on cash and cash equivalents	(1,804)	(202)	(119)

Effect of cash and cash equivalents related to variable interest entities	(45)	(544)	(526)

Net increase (decrease) in cash and cash equivalents	(12,899)	12,979	(408)
Cash and cash equivalents, at beginning of period	59,883	46,904	47,312

Cash and cash equivalents, at end of period	$46,984	$59,883	$46,904

Cash and cash equivalents include:
Cash and due from banks	$21,381	$16,602	$20,878
Interest bearing deposits with banks	25,603	43,281	26,026

Cash and cash equivalents, at end of period	$46,984	$59,883	$46,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $3,575 million, $4,793 million and $5,213 million for 2014, 2013 and 2012, respectively.

Cash payments for income taxes were $886 million, $930 million and $388 million for 2014, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Total Equity

(dollars in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$1,508	$20	$22,836	$40,341	$3,166	$(157)	$(2,499)	$(3,166)	$8,029	$70,078
Net income applicable to Morgan Stanley	—	—	—	68	—	—	—	—	—	68
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	524	524
Dividends	—	—	—	(497)	—	—	—	—	—	(497)
Shares issued under employee plans and related tax effects	—	—	662	—	(234)	—	485	234	—	1,147
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(227)	—	—	(227)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(359)	—	—	(120)	(479)
Purchase of additional stake in Wealth Management JV	—	—	(107)	—	—	—	—	—	(1,718)	(1,825)
Reclassification to redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(4,288)	(4,288)
Other net increases	—	—	35	—	—	—	—	—	892	927

BALANCE AT DECEMBER 31, 2012	1,508	20	23,426	39,912	2,932	(516)	(2,241)	(2,932)	3,319	65,428
Net income applicable to Morgan Stanley	—	—	—	2,932	—	—	—	—	—	2,932
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	459	459
Dividends	—	—	—	(521)	—	—	—	—	—	(521)
Shares issued under employee plans and related tax effects	—	—	1,160	—	(1,214)	—	(36)	1,214	—	1,124
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(691)	—	—	(691)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(577)	—	—	(205)	(782)
Issuance of preferred stock	1,712	—	(16)	—	—	—	—	—	—	1,696
Wealth Management JV redemption value adjustment	—	—	—	(151)	—	—	—	—	—	(151)
Other net decreases	—	—	—	—	—	—	—	—	(464)	(464)

BALANCE AT DECEMBER 31, 2013	3,220	20	24,570	42,172	1,718	(1,093)	(2,968)	(1,718)	3,109	69,030
Net income applicable to Morgan Stanley	—	—	—	3,467	—	—	—	—	—	3,467
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	200	200
Dividends	—	—	—	(1,014)	—	—	—	—	—	(1,014)
Shares issued under employee plans and related tax effects	—	—	(294)	—	409	—	1,660	(409)	—	1,366
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,458)	—	—	(1,458)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(155)	—	—	(94)	(249)
Issuance of preferred stock	2,800	—	(18)	—	—	—	—	—	—	2,782
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(1,606)	(1,606)
Other net decreases	—	—	(9)	—	—	—	—	—	(405)	(414)

BALANCE AT DECEMBER 31, 2014	$6,020	$20	$24,249	$44,625	$2,127	$(1,248)	$(2,766)	$(2,127)	$1,204	$72,104

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

A brief summary of the activities of each of the Company’s business segments is as follows:

Institutional Securities provides financial advisory and capital raising services, including: advice on mergers and acquisitions, restructurings, real estate and project finance; corporate lending; sales, trading, financing and market-making activities in equity and fixed income securities and related products, including foreign exchange and commodities; and investment activities.

Wealth Management provides brokerage and investment advisory services to individual investors and small-to-medium sized businesses and institutions covering various investment alternatives; financial and wealth planning services; annuity and other insurance products; credit and other lending products; cash management services; and retirement services; and engages in fixed income trading, which primarily facilitates clients’ trading or investments in such securities.

Investment Management provides a broad array of investment strategies that span the risk/return spectrum across geographies, asset classes and public and private markets to a diverse group of clients across the institutional and intermediary channels as well as high net worth clients.

Global Oil Merchanting Business, CanTerm and TransMontaigne.

On December 20, 2013, the Company and a subsidiary of Rosneft Oil Company (“Rosneft”) entered into a Purchase Agreement pursuant to which the Company would sell the global oil merchanting unit of its commodities division (the “global oil merchanting business”) to Rosneft. On December 22, 2014, the Company announced the termination of the sale due to the expiration of the Purchase Agreement on December 20, 2014.

On March 27, 2014, the Company completed the sale of Canterm Canadian Terminals Inc. (“CanTerm”), a public storage terminal operator for refined products with two distribution terminals in Canada. As a result of the Company’s level of continuing involvement with CanTerm, the results of CanTerm are reported as a component of continuing operations within the Company’s Institutional Securities business segment for all periods presented. The gain on sale was approximately $45 million.

On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc., a U.S.-based oil storage, marketing and transportation company, as well as related physical inventory and the assumption of the Company’s obligations under certain terminal storage contracts, to NGL Energy Partners LP. The gain on sale, which was included in continuing operations within the Company’s Institutional Securities business segment, was approximately $112 million for 2014.

Discontinued Operations.

Quilter.    On April 2, 2012, the Company completed the sale of Quilter & Co. Ltd. (“Quilter”), its retail wealth management business in the United Kingdom (“U.K.”). Net revenues for Quilter were $148 million for 2012. Net pre-tax gains (losses) were $(1) million and $97 million for 2013 and 2012, respectively, and included a gain of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $108 million in 2012 in connection with the sale. The results of Quilter are reported as discontinued operations within the Company’s Wealth Management business segment for all periods presented.

Saxon.    On October 24, 2011, the Company announced that it had reached an agreement to sell Saxon, a provider of servicing and subservicing of residential mortgage loans, to Ocwen Financial Corporation. The transaction, which was restructured as a sale of Saxon’s assets was substantially completed in 2012. Net revenues for Saxon were $79 million for 2012, and pre-tax losses were $35 million, $64 million and $187 million for 2014, 2013 and 2012, respectively. Pre-tax results for 2012 included a gain of approximately $51 million primarily resulting from an increase in the fair value of Saxon and a provision of approximately $115 million related to a settlement with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) concerning the independent foreclosure review related to Saxon. The results of Saxon are reported as discontinued operations within the Company’s Institutional Securities business segment for all periods presented.

Remaining pre-tax gain (loss) amounts of $16 million, $(7) million and $42 million for 2014, 2013 and 2012, respectively, are included in discontinued operations, primarily related to the prior sale of the Company’s retail asset management business and a principal investment.

Prior-period amounts have been recast for discontinued operations.

Basis of Financial Information.    The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill and intangible assets, compensation, deferred tax assets, the outcome of legal and tax matters, allowance for credit losses and other matters that affect its consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of its consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates. Intercompany balances and transactions have been eliminated.

Consolidation.    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 7). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as either Net income (loss) applicable to redeemable noncontrolling interests or Net income (loss) applicable to nonredeemable noncontrolling interests in the Company’s consolidated statements of income. The portion of shareholders’ equity of such subsidiaries that is nonredeemable is presented as Nonredeemable noncontrolling interests, a component of total equity, in the Company’s consolidated statements of financial condition.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting with net gains and losses recorded within Other revenues (see Note 22). Where the Company has elected to measure certain eligible investments at fair value in accordance with the fair value option, net gains and losses are recorded within Investments revenues (see Note 4).

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

Commissions and fees.    Commission and fee revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities; services related to sales and trading activities; and sales of mutual funds, futures, insurance products and options. Commission and fee revenues are recognized in the accounts on the trade date.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees are recognized over the relevant contract period. Sales commissions paid by the Company in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets. The Company periodically tests the deferred commission assets for recoverability based on cash flows expected to be received in future periods. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenues are accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. Performance-based fees are recorded within Investments or Asset management, distribution and administration fees depending on the nature of the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement. The amount of performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $634 million and $489 million at December 31, 2014 and December 31, 2013, respectively.

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

Financial Instruments Measured at Fair Value.    All of the instruments within Trading assets and Trading liabilities are measured at fair value, either through the fair value option election (discussed below) or as required by other accounting guidance. These financial instruments primarily represent the Company’s trading and investment positions and include both cash and derivative products. In addition, debt securities classified as available for sale (“AFS”) securities are measured at fair value in accordance with accounting guidance for certain investments in debt securities. Furthermore, Securities received as collateral and Obligation to return securities received as collateral are measured at fair value as required by other accounting guidance. Additionally, certain Deposits, certain Commercial paper and other short-term borrowings (structured notes), certain Other secured financings, certain Securities sold under agreements to repurchase and certain Long-term borrowings (primarily structured notes) are measured at fair value through the fair value option election.

Gains and losses on all of these instruments carried at fair value are reflected in Trading revenues, Investments revenues or Investment banking revenues in the Company’s consolidated statements of income, except for AFS securities (see “Investment Securities—Available for Sale and Held to Maturity” section herein and Note 5) and derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 12). Interest income and interest expense are recorded within the Company’s consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instruments’ fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense. Dividend income is recorded in Trading revenues or Investments revenues depending on the business activity. The fair value of OTC financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets the fair value of cash collateral paid or received against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In determining fair value, the Company uses various valuation approaches and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability that were developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions other market participants would use in pricing the asset or liability that are developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

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

Fair value for many cash instruments and OTC derivative contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, correlation, creditworthiness

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the counterparty, creditworthiness of the Company, option volatility and currency rates. Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality, model uncertainty and concentration risk. Adjustments for liquidity risk adjust model-derived mid-market levels of Level 2 and Level 3 financial instruments for the bid-mid or mid-ask spread required to properly reflect the exit price of a risk position. Bid-mid and mid-ask spreads are marked to levels observed in trade activity, broker quotes or other external third-party data. Where these spreads are unobservable for the particular position in question, spreads are derived from observable levels of similar positions. The Company applies credit-related valuation adjustments to its short-term and long-term borrowings (primarily structured notes) for which the fair value option was elected and to OTC derivatives. The Company considers the impact of changes in its own credit spreads based upon observations of the Company’s secondary bond market spreads when measuring the fair value for short-term and long-term borrowings. For OTC derivatives, the impact of changes in both the Company’s and the counterparty’s credit rating is considered when measuring fair value. In determining the expected exposure, the Company simulates the distribution of the future exposure to a counterparty, then applies market-based default probabilities to the future exposure, leveraging external third-party credit default swap (“CDS”) spread data. Where CDS spread data are unavailable for a specific counterparty, bond market spreads, CDS spread data based on the counterparty’s credit rating or CDS spread data that reference a comparable counterparty may be utilized. The Company also considers collateral held and legally enforceable master netting agreements that mitigate the Company’s exposure to each counterparty. Adjustments for model uncertainty are taken for positions whose underlying models are reliant on significant inputs that are neither directly nor indirectly observable, hence requiring reliance on established theoretical concepts in their derivation. These adjustments are derived by making assessments of the possible degree of variability using statistical approaches and market-based information where possible. The Company generally subjects all valuations and models to a review process initially and on a periodic basis thereafter. The Company may apply a concentration adjustment to certain of its OTC derivatives portfolios to reflect the additional cost of closing out a particularly large risk exposure. Where possible, these adjustments are based on observable market information, but in many instances, significant judgment is required to estimate the costs of closing out concentrated risk exposures due to the lack of liquidity in the marketplace.

During the fourth quarter of 2014, the Company incorporated funding valuation adjustments (“FVA”) into the fair value measurements of OTC uncollateralized or partially collateralized derivatives, and in collateralized derivatives where the terms of the agreement do not permit the reuse of the collateral received. The Company’s implementation of FVA reflects the inclusion of FVA in the pricing and valuations by the majority of market participants involved in the Company’s principal exit market for these instruments. In general, FVA reflects a market funding risk premium inherent in the noted derivative instruments. The methodology for measuring FVA leverages the Company’s existing credit-related valuation adjustment calculation methodologies, which apply to both assets and liabilities.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.    Certain of the Company’s assets and liabilities are measured at fair value on a non-recurring basis. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

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

Valuation Process.    The Valuation Review Group (“VRG”) within the Company’s Financial Control Group (“FCG”) is responsible for the Company’s fair value valuation policies, processes and procedures. VRG is independent of the business units and reports to the Chief Financial Officer (“CFO”), who has final authority over the valuation of the Company’s financial instruments. VRG implements valuation control processes to validate the fair value of the Company’s financial instruments measured at fair value, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

The Company’s control processes apply to financial instruments categorized in Level 1, Level 2 or Level 3 of the fair value hierarchy, unless otherwise noted. These control processes include:

Model Review.    VRG, in conjunction with the Company’s Market Risk Department (“MRD”) and, where appropriate, the Company’s Credit Risk Management Department, both of which report to the Chief Risk Officer, independently review valuation models’ theoretical soundness, the appropriateness of the valuation methodology and calibration techniques developed by the business units using observable inputs. Where inputs are not observable, VRG reviews the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include extrapolation techniques and the use of comparable observable inputs. As part of the review, VRG develops a methodology to independently verify the fair value generated by the business unit’s valuation models. Before trades are executed using new valuation models, those models are required to be independently reviewed. All of the Company’s valuation models are subject to an independent annual VRG review.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments to hedge interest rate and foreign exchange risk arising from assets and liabilities not held at fair value as part of asset/liability and currency management. These financial instruments are included within Trading assets—Derivative and other contracts or Trading liabilities—Derivative and other contracts in the Company’s consolidated statements of financial condition.

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

In the second quarter of 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company. The deconsolidation resulted in a non-cash reduction of assets of $1.3 billion.

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

Transfers of Financial Assets.

Transfers of financial assets are accounted for as sales when the Company has relinquished control over the transferred assets. Any related gain or loss on sale is recorded in Net revenues. Transfers that are not accounted

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for as sales are treated as a collateralized financing, in certain cases referred to as “failed sales.” Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 6). Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) are carried on the Company’s consolidated statements of financial condition at the amounts of cash paid or received, plus accrued interest, except for certain repurchase agreements for which the Company has elected the fair value option (see Note 4). Where appropriate, repurchase agreements and reverse repurchase agreements with the same counterparty are reported on a net basis. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.

Premises, Equipment and Software Costs.

Premises and equipment consist of buildings, leasehold improvements, furniture, fixtures, computer and communications equipment, power generation assets, terminals, pipelines and software (externally purchased and developed for internal use). Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings—39 years; furniture and fixtures—7 years; computer and communications equipment—3 to 9 years; power generation assets—15 to 29 years; and terminals, pipelines and equipment—3 to 25 years. Estimated useful lives for software costs are generally 3 to 10 years.

As a result of an analysis completed by the Company, effective April 1, 2014, the Company revised the estimated useful lives for software costs from generally 3 to 5 years to generally 3 to 10 years. The adoption of these revised estimated useful lives for software costs resulted in lower amortization expense of approximately $86 million in 2014.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Uncertain tax positions are recorded on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. Interest and penalties related to unrecognized tax benefits are classified as provision for income taxes.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Share-based payment awards that pay dividend equivalents subject to vesting are not deemed participating securities and are included in diluted shares outstanding (if dilutive) under the treasury stock method.

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

Deferred Compensation.

Stock-Based Compensation.    The Company measures compensation cost for stock-based awards at fair value and recognizes compensation cost over the service period, net of estimated forfeitures. The Company determines the fair value of RSUs (including RSUs with non-market performance conditions) based on the grant-date fair value of the Company’s common stock, measured as the volume-weighted average price on the date of grant. RSUs with market-based conditions are valued using a Monte Carlo valuation model. The fair value of stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted average expected option life.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes the expense for stock-based awards over the requisite service period. These awards generally contain clawback and cancellation provisions. Certain awards provide the Company discretion to cancel all or a portion of the award under specified circumstances. Compensation expense for those awards is adjusted to fair value based upon changes in the share price of the Company’s common stock until conversion. For anticipated year-end stock-based awards granted to employees expected to be retirement-eligible under award terms that do not contain a future service requirement, the Company accrues the estimated cost of these awards over the course of the calendar year preceding the grant date. The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned.

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

Translation of Foreign Currencies.

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and amounts recognized in the income statement are translated at the rate of exchange on the respective date of recognition for each amount. Gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and related tax effects, are reflected in Accumulated other comprehensive income (loss), a separate component of Morgan Stanley Shareholders’ equity on the Company’s consolidated statements of financial condition. Gains or losses resulting from remeasurement of foreign currency transactions are included in net income.

Goodwill and Intangible Assets.

The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events or circumstances exist. The Company tests for impairment at the reporting unit level, which is generally at the level

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill is not amortized and is reviewed annually (or more frequently when certain events or circumstances exist) for impairment. Other intangible assets are amortized over their estimated useful lives and reviewed for impairment. Impairment losses are recorded within Other expenses in the Company’s consolidated statements of income. There are no indefinite-lived intangible assets for years 2014 and 2013.

Investment Securities—Available for Sale and Held to Maturity.

AFS securities are reported at fair value in the Company’s consolidated statements of financial condition with unrealized gains and losses reported in Accumulated other comprehensive income (loss) (“AOCI”), net of tax. Interest and dividend income, including amortization of premiums and accretion of discounts, is included in Interest income in the Company’s consolidated statements of income. Realized gains and losses on AFS securities are reported in the Company’s consolidated statements of income (see Note 5). The Company utilizes the “first-in, first-out” method as the basis for determining the cost of AFS securities.

Held to maturity (“HTM”) securities are reported at amortized cost in the Company’s consolidated statements of financial condition. Interest income, including amortization of premiums and accretion of discounts on HTM securities, is included in Interest income in the Company’s consolidated statements of income.

Other-than-temporary impairment.    AFS debt securities and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Company’s periodic assessment of temporary versus other-than-temporary impairment (“OTTI”) at the individual security level. A temporary impairment is recognized in AOCI. OTTI is recognized in the Company’s consolidated statements of income with the exception of the non-credit portion related to a debt security that the Company does not intend to sell and is not likely to be required to sell, which is recognized in AOCI.

For AFS debt securities that the Company either has the intent to sell or that the Company is likely to be required to sell before recovery of its amortized cost basis, the impairment is considered other-than-temporary.

For those AFS debt securities that the Company does not have the intent to sell or is not likely to be required to sell, and for all HTM securities, the Company evaluates whether it expects to recover the entire amortized cost

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis of the debt security. If the Company does not expect to recover the entire amortized cost of those AFS debt securities or HTM securities, the impairment is considered other-than-temporary and the Company determines what portion of the impairment relates to a credit loss and what portion relates to non-credit factors.

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

For AFS equity securities, the Company considers various factors including the intent and ability to hold the equity security for a period of time sufficient to allow for any anticipated recovery in market value in evaluating whether an OTTI exists. If the equity security is considered other-than-temporarily impaired, the entire OTTI (i.e., the difference between the fair value recorded on the balance sheet and the cost basis) will be recognized in the Company’s consolidated statement of income.

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

The Company utilizes the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention substandard and doubtful and loss categories as credit quality indicators. For further information on the credit indicators, see Note 8. Substandard loans are regularly reviewed for impairment. Factors considered by management when determining impairment include payment status, fair value of collateral, and probability of

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collecting scheduled principal and interest payments when due. The impairment analysis required depends on the nature and type of loans. Loans classified as Doubtful or Loss are considered impaired. When a loan is impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. If the present value of the expected future cash flows (or alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the loan, then the Company recognizes an allowance and a charge to the provision for loan losses within Other revenues.

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

Payments received on nonaccrual loans held for investment are applied to principal if there is doubt regarding the ultimate collectability of principal (i.e., cost recovery method). If collection of the principal of nonaccrual loans held for investment is not in doubt, interest income is recognized on a cash basis. If neither principal nor interest collection is in doubt, loans are on accrual status and interest income is recognized using the effective interest method. Loans that are on nonaccrual status may not be restored to accrual status until all delinquent principal and/or interest has been brought current, after a reasonable period of performance, typically a minimum of six months.

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

Loan Commitments.    The Company records the liability and related expense for the credit exposure related to commitments to fund loans that will be held for investment in a manner similar to outstanding loans disclosed above. The analysis also incorporates a credit conversion factor, which is the expected utilization of the undrawn

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment. The liability is recorded in Other liabilities and accrued expenses in the Company’s consolidated statements of financial condition, and the expense is recorded in Other non-interest expenses in the Company’s consolidated statements of income. For more information regarding loan commitments, standby letters of credit and financial guarantees, see Note 13.

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

Loans held for sale are subject to the nonaccrual policies described above. Because loans held for sale are recognized at the lower of cost or fair value, the allowance for loan losses and charge-off policies does not apply to these loans.

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

Noncontrolling Interests.

For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. Nonredeemable noncontrolling interests are presented as a component of total equity in the Company’s consolidated statements of financial condition.

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

Accounting for Investments in Qualified Affordable Housing Projects.    In January 2014, the FASB issued an accounting update providing guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The Company adopted this guidance on April 1, 2014, as early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. For further information on the adoption of this guidance, see Note 20.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.    In April 2014, the FASB issued an accounting update that changes the requirements and disclosure for reporting discontinued operations. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Individually significant components that have been disposed of or are held for sale that do not meet the definition of a discontinued operation require new disclosures. The Company adopted this guidance on April 1, 2014, as early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Wealth Management JV.

In 2009, the Company and Citi consummated the combination of each institution’s respective wealth management business. The combined businesses operated as the “Wealth Management JV” through June 2013. Prior to September 2012, the Company owned 51% and Citi owned 49% of the Wealth Management JV. In September 2012, the Company purchased an additional 14% stake in the Wealth Management JV from Citi for $1.89 billion, increasing the Company’s interest from 51% to 65%. The Company recorded a negative adjustment to Paid-in-capital of approximately $107 million (net of tax) to reflect the difference between the purchase price for the 14% interest in the Wealth Management JV and its carrying value. In addition, in September 2012, the terms of the Wealth Management JV agreement regarding the purchase of the remaining 35% interest were amended, which resulted in a reclassification of approximately $4.3 billion from nonredeemable noncontrolling interests to redeemable noncontrolling interests.

In June 2013, the Company purchased the remaining 35% stake in the Wealth Management JV for $4.725 billion, increasing the Company’s interest from 65% to 100%. The Company recorded a negative adjustment to retained earnings of approximately $151 million (net of tax) to reflect the difference between the purchase price for the remaining 35% interest in the Wealth Management JV and its carrying value. This adjustment negatively impacted the calculation of basic and diluted EPS in 2013 (see Note 16). Additionally, in conjunction with the purchase of the remaining 35% interest, in June 2013, the Company redeemed all of the Class A Preferred Interests in the Wealth Management JV owned by Citi and its affiliates for approximately $2.028 billion and repaid to Citi $880 million in senior debt.

Subsequent to June 2013, no results were attributed to Citi since the Company owned 100% of the Wealth Management JV. Prior to June 2013 and subsequent to September 2012, Citi’s results related to its 35% interest were reported in net income (loss) applicable to redeemable noncontrolling interests in the Company’s consolidated statement of income. Prior to September 2012, Citi’s results related to its 49% interest were reported in net income (loss) applicable to nonredeemable noncontrolling interests in the consolidated statements of income.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV in June 2013, the deposit sweep agreement between Citi and the Company was terminated. During 2014 and 2013, $19 billion and $26 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At December 31, 2014, approximately $9 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

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

•

Residential Mortgage-Backed Securities (“RMBS”), Commercial Mortgage-Backed Securities (“CMBS”) and other Asset-Backed Securities (“ABS”).    RMBS, CMBS and other ABS may be valued based on price or spread data obtained from observed transactions or independent external parties such as vendors or brokers. When position-specific external price data are not observable, the fair value determination may require benchmarking to similar instruments, and/or analyzing expected credit losses, default and recovery rates, and/or applying discounted cash flow techniques. In evaluating the fair value of each security, the Company considers security collateral-specific attributes, including payment priority, credit enhancement levels, type of collateral, delinquency rates and loss severity. In addition, for RMBS borrowers, Fair Isaac Corporation (“FICO”) scores and the level of documentation for the loan are considered. Market standard models, such as Intex, Trepp or others, may be deployed to model the specific collateral composition and cash flow structure of each transaction. Key inputs to these models are market spreads, forecasted credit losses, and default and prepayment rates for each asset category. Valuation levels of RMBS and CMBS indices are used as an additional data point for benchmarking purposes or to price outright index positions.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Collateralized Debt and Loan Obligations.    The Company holds cash collateralized debt obligations (“CDOs”)/collateralized loan obligations (“CLOs”) that typically reference a tranche of an underlying synthetic portfolio of single name credit default swaps collateralized by corporate bonds (“credit-linked notes”) or cash portfolio of asset-backed securities/loans (“asset-backed CDOs/CLOs”). Credit correlation, a primary input used to determine the fair value of credit-linked notes, is usually unobservable and derived using a benchmarking technique. The other credit-linked note model inputs such as credit spreads, including collateral spreads, and interest rates are typically observable. Asset-backed CDOs/CLOs are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each asset-backed CDO/CLO position is evaluated independently taking into consideration available comparable market levels, underlying collateral performance and pricing, deal structures, and liquidity. Cash CDOs/CLOs are categorized in Level 2 of the fair value hierarchy when either the credit correlation input is insignificant or comparable market transactions are observable. In instances where the credit correlation input is deemed to be significant or comparable market transactions are unobservable, cash CDOs/CLOs are categorized in Level 3 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative interests in credit default swaps on certain mortgage-backed or asset-backed securities, for which observability of external price data is limited, are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each position is evaluated independently taking into consideration available comparable market levels as well as a cash synthetic basis or the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss and prepayment scenarios, deal structures (e.g., non-amortizing reference obligations, call features, etc.) and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment.

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

For further information on the valuation techniques for OTC derivative products, see Note 2.

For further information on derivative instruments and hedging activities, see Note 12.

Investments.

•

The Company’s investments include direct investments in equity securities as well as investments in private equity funds, real estate funds and hedge funds, which include investments made in connection

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment Securities.

•

AFS Securities.    The Company’s AFS securities are composed of U.S. government and agency securities (e.g., U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and collateralized mortgage obligations), CMBS, Federal Family Education Loan Program (“FFELP”) student loan asset-backed securities, auto loan asset-backed securities, corporate bonds, collateralized loan obligations and actively traded equity securities. Actively traded U.S. Treasury securities, non-callable agency-issued debt securities and equity securities are generally categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities, agency mortgage pass-through securities, collateralized mortgage obligations, CMBS, FFELP student loan asset-backed securities, auto loan asset-backed securities, corporate bonds and collateralized loan obligations are generally categorized in Level 2 of the fair value hierarchy. For further information on AFS securities, see Note 5.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2014
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$16,961	$—	$—	$—	$16,961
U.S. agency securities	850	18,193	—	—	19,043

Total U.S. government and agency securities	17,811	18,193	—	—	36,004
Other sovereign government obligations	15,149	7,888	41	—	23,078
Corporate and other debt:
State and municipal securities	—	2,049	—	—	2,049
Residential mortgage-backed securities	—	1,991	175	—	2,166
Commercial mortgage-backed securities	—	1,484	96	—	1,580
Asset-backed securities	—	583	76	—	659
Corporate bonds	—	15,800	386	—	16,186
Collateralized debt and loan obligations	—	741	1,152	—	1,893
Loans and lending commitments	—	6,088	5,874	—	11,962
Other debt	—	2,167	285	—	2,452

Total corporate and other debt	—	30,903	8,044	—	38,947
Corporate equities(1)	112,490	1,357	272	—	114,119
Derivative and other contracts:
Interest rate contracts	663	495,026	2,484	—	498,173
Credit contracts	—	30,813	1,369	—	32,182
Foreign exchange contracts	83	72,769	249	—	73,101
Equity contracts	571	46,024	1,529	—	48,124
Commodity contracts	4,105	18,042	2,268	—	24,415
Other	—	376	—	—	376
Netting(2)	(4,910)	(564,127)	(4,220)	(66,720)	(639,977)

Total derivative and other contracts	512	98,923	3,679	(66,720)	36,394
Investments:
Private equity funds	—	—	2,569	—	2,569
Real estate funds	—	7	1,746	—	1,753
Hedge funds	—	344	343	—	687
Principal investments	58	3	835	—	896
Other	225	198	323	—	746

Total investments	283	552	5,816	—	6,651
Physical commodities	—	1,608	—	—	1,608

Total trading assets	146,245	159,424	17,852	(66,720)	256,801
AFS securities	37,200	32,016	—	—	69,216
Securities received as collateral	21,265	51	—	—	21,316
Securities purchased under agreements to resell	—	1,113	—	—	1,113
Intangible assets(3)	—	—	6	—	6

Total assets measured at fair value	$204,710	$192,604	$17,858	$(66,720)	$348,452

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2014
	(dollars in millions)
Liabilities at Fair Value
Commercial paper and other short-term borrowings	$—	$1,765	$—	$—	$1,765
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	14,199	—	—	—	14,199
U.S. agency securities	1,274	85	—	—	1,359

Total U.S. government and agency securities	15,473	85	—	—	15,558
Other sovereign government obligations	11,653	2,109	—	—	13,762
Corporate and other debt:
State and municipal securities	—	1	—	—	1
Corporate bonds	—	5,943	78	—	6,021
Unfunded lending commitments	—	10	5	—	15
Other debt	—	63	38	—	101

Total corporate and other debt	—	6,017	121	—	6,138
Corporate equities(1)	31,340	326	45	—	31,711
Derivative and other contracts:
Interest rate contracts	602	469,319	2,657	—	472,578
Credit contracts	—	29,997	2,112	—	32,109
Foreign exchange contracts	21	72,233	98	—	72,352
Equity contracts	416	52,247	2,909	—	55,572
Commodity contracts	4,817	15,584	1,122	—	21,523
Other	—	172	—	—	172
Netting(2)	(4,910)	(564,127)	(4,220)	(40,837)	(614,094)

Total derivative and other contracts	946	75,425	4,678	(40,837)	40,212

Total trading liabilities	59,412	83,962	4,844	(40,837)	107,381
Obligation to return securities received as collateral	25,629	56	—	—	25,685
Securities sold under agreements to repurchase	—	459	153	—	612
Other secured financings	—	4,355	149	—	4,504
Long-term borrowings	—	29,840	1,934	—	31,774

Total liabilities measured at fair value	$85,041	$120,437	$7,080	$(40,837)	$171,721

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 12.
(3)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value.

Transfers Between Level 1 and Level 2 During 2014.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

In 2014, there were no material transfers between Level 1 and Level 2.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2013
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$32,083	$—	$—	$—	$32,083
U.S. agency securities	1,216	17,720	—	—	18,936

Total U.S. government and agency securities	33,299	17,720	—	—	51,019
Other sovereign government obligations	25,363	6,610	27	—	32,000
Corporate and other debt:
State and municipal securities	—	1,615	—	—	1,615
Residential mortgage-backed securities	—	2,029	47	—	2,076
Commercial mortgage-backed securities	—	1,534	108	—	1,642
Asset-backed securities	—	878	103	—	981
Corporate bonds	—	16,592	522	—	17,114
Collateralized debt and loan obligations	—	802	1,468	—	2,270
Loans and lending commitments	—	7,483	5,129	—	12,612
Other debt	—	6,365	27	—	6,392

Total corporate and other debt	—	37,298	7,404	—	44,702
Corporate equities(1)	107,818	1,206	190	—	109,214
Derivative and other contracts:
Interest rate contracts	750	526,127	2,475	—	529,352
Credit contracts	—	42,258	2,088	—	44,346
Foreign exchange contracts	52	61,570	179	—	61,801
Equity contracts	1,215	51,656	1,234	—	54,105
Commodity contracts	2,396	8,595	2,380	—	13,371
Other	—	43	—	—	43
Netting(2)	(3,836)	(606,878)	(4,931)	(54,906)	(670,551)

Total derivative and other contracts	577	83,371	3,425	(54,906)	32,467
Investments:
Private equity funds	—	—	2,531	—	2,531
Real estate funds	—	6	1,637	—	1,643
Hedge funds	—	377	432	—	809
Principal investments	43	42	2,160	—	2,245
Other	202	45	538	—	785

Total investments	245	470	7,298	—	8,013
Physical commodities	—	3,329	—	—	3,329

Total trading assets	167,302	150,004	18,344	(54,906)	280,744
AFS securities	24,412	29,018	—	—	53,430
Securities received as collateral	20,497	11	—	—	20,508
Securities purchased under agreements to resell	—	866	—	—	866
Intangible assets(3)	—	—	8	—	8

Total assets measured at fair value	$212,211	$179,899	$18,352	$(54,906)	$355,556

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2013
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$185	$—	$—	$185
Commercial paper and other short-term borrowings	—	1,346	1	—	1,347
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	15,963	—	—	—	15,963
U.S. agency securities	2,593	116	—	—	2,709

Total U.S. government and agency securities	18,556	116	—	—	18,672
Other sovereign government obligations	14,717	2,473	—	—	17,190
Corporate and other debt:
State and municipal securities	—	15	—	—	15
Corporate bonds	—	5,033	22	—	5,055
Collateralized debt and loan obligations	—	3	—	—	3
Unfunded lending commitments	—	127	2	—	129
Other debt	—	1,144	48	—	1,192

Total corporate and other debt	—	6,322	72	—	6,394
Corporate equities(1)	27,983	513	8	—	28,504
Derivative and other contracts:
Interest rate contracts	675	504,292	2,362	—	507,329
Credit contracts	—	40,391	2,235	—	42,626
Foreign exchange contracts	23	61,925	111	—	62,059
Equity contracts	1,033	57,797	2,065	—	60,895
Commodity contracts	2,637	8,749	1,500	—	12,886
Other	—	72	4	—	76
Netting(2)	(3,836)	(606,878)	(4,931)	(36,465)	(652,110)

Total derivative and other contracts	532	66,348	3,346	(36,465)	33,761

Total trading liabilities	61,788	75,772	3,426	(36,465)	104,521
Obligation to return securities received as collateral	24,549	19	—	—	24,568
Securities sold under agreements to repurchase	—	407	154	—	561
Other secured financings	—	4,928	278	—	5,206
Long-term borrowings	—	33,750	1,887	—	35,637

Total liabilities measured at fair value	$86,337	$116,407	$5,746	$(36,465)	$172,025

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 12.
(3)	Amount represents MSRs accounted for at fair value.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for 2014, 2013 and 2012, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2014.

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2014(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$27	$1	$48	$(34)	$—	$—	$(1)	$41	$—
Corporate and other debt:
Residential mortgage-backed securities	47	9	105	(14)	—	—	28	175	4
Commercial mortgage-backed securities	108	65	16	(102)	—	—	9	96	45
Asset-backed securities	103	3	66	(96)	—	—	—	76	9
Corporate bonds	522	86	106	(306)	—	—	(22)	386	66
Collateralized debt and loan obligations	1,468	142	644	(964)	—	(143)	5	1,152	27
Loans and lending commitments	5,129	(87)	3,784	(415)	—	(2,552)	15	5,874	(191)
Other debt	27	21	274	(35)	—	(2)	—	285	20

Total corporate and other debt	7,404	239	4,995	(1,932)	—	(2,697)	35	8,044	(20)
Corporate equities	190	20	146	(102)	—	—	18	272	(3)
Net derivative and other contracts(3)(4):
Interest rate contracts	113	(258)	18	—	(14)	(43)	11	(173)	(349)
Credit contracts	(147)	(408)	68	—	(179)	(15)	(62)	(743)	(474)
Foreign exchange contracts	68	(13)	7	—	—	108	(19)	151	(17)
Equity contracts	(831)	(367)	339	(2)	(562)	(46)	89	(1,380)	(440)
Commodity contracts	880	158	287	—	(52)	(127)	—	1,146	72
Other	(4)	—	—	—	—	4	—	—	—

Total net derivative and other contracts	79	(888)	719	(2)	(807)	(119)	19	(999)	(1,208)
Investments:
Private equity funds	2,531	414	231	(608)	—	—	1	2,569	343
Real estate funds	1,637	228	174	(293)	—	—	—	1,746	293
Hedge funds	432	23	38	(69)	—	—	(81)	343	16
Principal investments	2,160	53	36	(181)	—	(1,258)	25	835	49
Other	538	17	17	(29)	—	—	(220)	323	24

Total investments	7,298	735	496	(1,180)	—	(1,258)	(275)	5,816	725
Intangible assets	8	—	—	—	—	(2)	—	6	(1)

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$1	$—	$—	$—	$—	$(1)	$—	$—	$—
Trading liabilities:
Corporate and other debt:
Corporate bonds	22	1	(46)	117	—	—	(14)	78	2
Unfunded lending commitments	2	(3)	—	—	—	—	—	5	(3)
Other debt	48	7	(8)	—	—	—	5	38	(2)

Total corporate and other debt	72	5	(54)	117	—	—	(9)	121	(3)
Corporate equities	8	—	(3)	39	—	—	1	45	—
Securities sold under agreements to repurchase	154	1	—	—	—	—	—	153	1
Other secured financings	278	(9)	—	—	21	(201)	42	149	(6)
Long-term borrowings	1,887	109	—	—	791	(391)	(244)	1,934	102

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the Company’s consolidated statements of income except for $735 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for 2014 related to assets and liabilities still outstanding at December 31, 2014.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.
(4)	During the fourth quarter of 2014, the Company incurred a charge of approximately $468 million related to the implementation of FVA, which was recognized in Trading revenues (see Note 2).

In 2014, there were no material transfers into or out of Level 3.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2013.

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2013(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$6	$(18)	$41	$(7)	$—	$—	$5	$27	$(18)
Corporate and other debt:
Residential mortgage-backed securities	45	25	54	(51)	—	—	(26)	47	(6)
Commercial mortgage-backed securities	232	13	57	(187)	—	(7)	—	108	4
Asset-backed securities	109	—	6	(12)	—	—	—	103	—
Corporate bonds	660	(20)	324	(371)	—	(19)	(52)	522	(55)
Collateralized debt and loan obligations	1,951	363	742	(960)	—	(626)	(2)	1,468	131
Loans and lending commitments	4,694	(130)	3,744	(448)	—	(3,096)	365	5,129	(199)
Other debt	45	(1)	20	(36)	—	—	(1)	27	(2)

Total corporate and other debt	7,736	250	4,947	(2,065)	—	(3,748)	284	7,404	(127)
Corporate equities	288	(63)	113	(127)	—	—	(21)	190	(72)
Net derivative and other contracts(3):
Interest rate contracts	(82)	28	6	—	(34)	135	60	113	36
Credit contracts	1,822	(1,674)	266	—	(703)	(295)	437	(147)	(1,723)
Foreign exchange contracts	(359)	130	—	—	—	281	16	68	124
Equity contracts	(1,144)	463	170	(74)	(318)	(11)	83	(831)	61
Commodity contracts	709	200	41	—	(36)	(29)	(5)	880	174
Other	(7)	(6)	—	—	—	9	—	(4)	(7)

Total net derivative and other contracts	939	(859)	483	(74)	(1,091)	90	591	79	(1,335)
Investments:
Private equity funds	2,179	704	212	(564)	—	—	—	2,531	657
Real estate funds	1,370	413	103	(249)	—	—	—	1,637	625
Hedge funds	552	10	62	(163)	—	—	(29)	432	10
Principal investments	2,833	110	111	(445)	—	—	(449)	2,160	3
Other	486	76	13	(36)	—	—	(1)	538	77

Total investments	7,420	1,313	501	(1,457)	—	—	(479)	7,298	1,372
Intangible assets	7	9	—	—	—	(8)	—	8	3

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$19	$—	$—	$—	$—	$(1)	$(17)	$1	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	4	—	—	—	—	—	—	4
Corporate bonds	177	28	(64)	43	—	—	(106)	22	28
Unfunded lending commitments	46	44	—	—	—	—	—	2	44
Other debt	49	2	—	5	—	(6)	2	48	2

Total corporate and other debt	276	78	(64)	48	—	(6)	(104)	72	78
Corporate equities	5	1	(26)	29	—	—	1	8	3
Securities sold under agreements to repurchase	151	(3)	—	—	—	—	—	154	(3)
Other secured financings	406	11	—	—	19	(136)	—	278	4
Long-term borrowings	2,789	(162)	—	—	877	(606)	(1,335)	1,887	(138)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the Company’s consolidated statements of income except for $1,313 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for 2013 related to assets and liabilities still outstanding at December 31, 2013.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

Long-term borrowings.    During 2013, the Company reclassified approximately $1.3 billion of certain long-term borrowings, primarily structured notes, from Level 3 to Level 2. The Company reclassified the structured notes as the unobservable embedded derivative component became insignificant to the overall valuation.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2013, there were no material transfers from Level 2 to Level 3.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2012.

	Beginning Balance at December 31, 2011	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2012	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2012(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$8	$—	$—	$(7)	$—	$—	$(1)	$—	$—
Other sovereign government obligations	119	—	12	(125)	—	—	—	6	(9)
Corporate and other debt:
Residential mortgage-backed securities	494	(9)	32	(285)	—	—	(187)	45	(26)
Commercial mortgage-backed securities	134	32	218	(49)	—	(100)	(3)	232	28
Asset-backed securities	31	1	109	(32)	—	—	—	109	(1)
Corporate bonds	675	22	447	(450)	—	—	(34)	660	(7)
Collateralized debt and loan obligations	980	216	1,178	(384)	—	—	(39)	1,951	142
Loans and lending commitments	9,590	37	2,648	(2,095)	—	(4,316)	(1,170)	4,694	(91)
Other debt	128	2	—	(95)	—	—	10	45	(6)

Total corporate and other debt	12,032	301	4,632	(3,390)	—	(4,416)	(1,423)	7,736	39
Corporate equities	417	(59)	134	(172)	—	—	(32)	288	(83)
Net derivative and other contracts(3):
Interest rate contracts	420	(275)	28	—	(7)	(217)	(31)	(82)	297
Credit contracts	5,814	(2,799)	112	—	(502)	(961)	158	1,822	(3,216)
Foreign exchange contracts	43	(279)	—	—	—	19	(142)	(359)	(225)
Equity contracts	(1,234)	390	202	(9)	(112)	(210)	(171)	(1,144)	241
Commodity contracts	570	114	16	—	(41)	(20)	70	709	222
Other	(1,090)	57	—	—	—	236	790	(7)	53

Total net derivative and other contracts	4,523	(2,792)	358	(9)	(662)	(1,153)	674	939	(2,628)
Investments:
Private equity funds	1,936	228	308	(294)	—	—	1	2,179	147
Real estate funds	1,213	149	143	(136)	—	—	1	1,370	229
Hedge funds	696	61	81	(151)	—	—	(135)	552	51
Principal investments	2,937	130	160	(419)	—	—	25	2,833	93
Other	501	(45)	158	(70)	—	—	(58)	486	(48)

Total investments	7,283	523	850	(1,070)	—	—	(166)	7,420	472
Physical commodities	46	—	—	—	—	(46)	—	—	—
Intangible assets	133	(39)	—	(83)	—	(4)	—	7	(7)

Liabilities at Fair Value
Commercial paper and other short-term borrowings	$2	$(5)	$—	$—	$3	$(3)	$12	$19	$(4)
Trading liabilities:
Other sovereign government obligations	8	—	(8)	—	—	—	—	—	—
Corporate and other debt:
Residential mortgage-backed securities	355	(4)	(355)	—	—	—	—	4	(4)
Corporate bonds	219	(15)	(129)	110	—	—	(38)	177	(23)
Unfunded lending commitments	85	39	—	—	—	—	—	46	39
Other debt	73	9	(1)	36	—	(55)	5	49	11

Total corporate and other debt	732	29	(485)	146	—	(55)	(33)	276	23
Corporate equities	1	(1)	(21)	22	—	—	2	5	(3)
Securities sold under agreements to repurchase	340	(14)	—	—	—	—	(203)	151	(14)
Other secured financings	570	(69)	—	—	21	(232)	(22)	406	(67)
Long-term borrowings	1,603	(651)	—	—	1,050	(279)	(236)	2,789	(652)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the Company’s consolidated statements of income except for $523 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for 2012 related to assets and liabilities still outstanding at December 31, 2012.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 12.

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

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at December 31, 2014 and December 31, 2013.

The disclosures below provide information on the valuation techniques, significant unobservable inputs, and their ranges and averages for each major category of assets and liabilities measured at fair value on a recurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. The following disclosures also include qualitative information on the sensitivity of the fair value measurements to changes in the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2014.

	Balance at December 31, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)		Averages(2)
Assets
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$175	Comparable pricing	Comparable bond price / (A)	3 to 90	points	15	points
Commercial mortgage-backed securities	96	Comparable pricing	Comparable bond price / (A)	0 to 7	points	1	points
Asset-backed securities	76	Comparable pricing	Comparable bond price / (A)	0 to 62	points	23	points
Corporate bonds	386	Comparable pricing	Comparable bond price / (A)	1 to 160	points	90	points
Collateralized debt and loan obligations	1,152	Comparable pricing(3)	Comparable bond price / (A)	20 to 100	points	66	points
		Correlation model	Credit correlation / (B)	47 to 65%		56%
Loans and lending commitments	5,874	Corporate loan model	Credit spread / (C)	36 to 753	basis points	373	basis points
		Margin loan model	Credit spread / (C)(D)	150 to 451	basis points	216	basis points
			Volatility skew / (C)(D)	3 to 37%		21%
			Discount rate / (C)(D)	2 to 3%		3%
		Option model	Volatility skew / (C)	-1%		-1%
		Comparable pricing(3)	Comparable loan price / (A)	15 to 105	points	89	points
Other debt	285	Comparable pricing(3)	Comparable loan price / (A)	0 to 75	points	39	points
		Comparable pricing	Comparable bond price / (A)	15	points	15	points
		Option model	At the money volatility / (A)	15 to 54%		15%
Corporate equities(4)	272	Net asset value	Discount to net asset value / (C)	0 to 71%		36%
		Comparable pricing	Comparable price / (A)	83 to 96%		85%
		Comparable pricing(3)	Comparable equity price / (A)	100%		100%
		Market approach	EBITDA multiple / (A)(D)	6 to 9	times	8	times
			Price / Book ratio / (A)(D)	0	times	0	times
Net derivative and other contracts(5):
Interest rate contracts	(173)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3	times	2	times
			Interest rate—Foreign exchange correlation / (A)(D)	28 to 62%		44% / 42%(6)
			Interest rate volatility skew / (A)(D)	38 to 104%		86% / 60%(6)
			Interest rate quanto correlation / (A)(D)	-9 to 35%		6% / -6%(6)
			Interest rate curve correlation / (A)(D)	44 to 87%		73% / 80%(6)
			Inflation volatility / (A)(D)	69 to 71%		70% / 71%(6)
			Interest rate—Inflation correlation / (A)(D)	-44 to -40%		-42% / -43%(6)
Credit contracts	(743)	Comparable pricing	Cash synthetic basis / (C)(D)	5 to 13	points	9	points
			Comparable bond price / (C)(D)	0 to 55	points	18	points
		Correlation model(3)	Credit correlation / (B)	42 to 95%		63%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)		Averages(2)
Foreign exchange contracts(7)	151	Option model	Interest rate quanto correlation / (A)(D)	-9 to 35%		6% / -6%(6)
			Interest rate—Credit spread correlation / (A)(D)	-54 to -2%		-17% / -11%(6)
			Interest rate curve correlation / (A)(D)	44 to 87%		73% / 80%(6)
			Interest rate—Foreign exchange correlation / (A)(D)	28 to 62%		44% / 42%(6)
			Interest rate curve / (A)(D)	0 to 2%		1% / 1%(6)
Equity contracts(7)	(1,380)	Option model	At the money volatility / (A)(D)	14 to 51%		29%
			Volatility skew / (A)(D)	-2 to 0%		-1%
			Equity—Equity correlation / (C)(D)	40 to 99%		72%
			Equity—Foreign exchange correlation / (C)(D)	-50 to 10%		-16%
			Equity—Interest rate correlation / (C)(D)	-18 to 81%		26% / 11%(6)
Commodity contracts	1,146	Option model	Forward power price / (C)(D)	$5 to $106	per	$38	per
				Megawatt hour		Megawatt hour
			Commodity volatility / (A)(D)	11 to 90%		19%
			Cross commodity correlation / (C)(D)	33 to 100%		93%
Investments(4):
Principal investments	835	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	11%		11%
			Exit multiple / (A)(D)	10	times	10	times
		Discounted cash flow	Equity discount rate / (C)	25%		25%
		Market approach(3)	EBITDA multiple / (A)(D)	4 to 14	times	10	times
			Price / Earnings ratio / (A)(D)	23	times	23	times
			Forward capacity price / (A)(D)	$5 to $7		$7
		Comparable pricing	Comparable equity price / (A)	64 to 100%		95%
Other	323	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	10 to 13%		11%
			Exit multiple / (A)(D)	6 to 9	times	9	times
		Market approach	EBITDA multiple / (A)(D)	9 to 13	times	10	times
		Comparable pricing(3)	Comparable equity price / (A)	100%		100%
Liabilities
Corporate and other debt:
Corporate bonds	$78	Option model	Volatility skew / (C)(D)	-1%		-1%
			At the money volatility / (C)(D)	10%		10%
Securities sold under agreements to repurchase	153	Discounted cash flow	Funding spread / (A)	75 to 91	basis points	86	basis points
Other secured financings	149	Comparable pricing	Comparable bond price / (A)	99 to 101	points	100	points
		Discounted cash flow(3)	Funding spread / (A)	82 to 98	basis points	95	basis points
Long-term borrowings	1,934	Option model(3)	At the money volatility / (C)(D)	18 to 32%		27%
			Volatility skew / (A)(D)	-1 to 0%		0%
			Equity—Equity correlation / (A)(D)	40 to 90%		68%
			Equity—Foreign exchange correlation / (C)(D)	-73 to 30%		-32%
		Option model	Equity alpha / (A)	0 to 94%		67%
		Correlation model	Credit correlation / (B)	48 to 65%		51%

EBITDA—Earnings before interest, taxes, depreciation and amortization

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 90 points would be 90% of par. A basis point equals 1/100th of 1%; for example, 753 basis points would equal 7.53%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 6 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for collateralized debt and loan obligations, principal investments, other debt, corporate bonds, long-term borrowings and derivative instruments where some or all inputs are weighted by risk.
(3)	This is the predominant valuation technique for this major asset or liability class.
(4)	Investments in funds measured using an unadjusted NAV are excluded.
(5)	Credit Valuation Adjustment (“CVA”) and FVA are included in the balance, but excluded from the Valuation Technique(s) and Significant Unobservable Input(s) in the table above. CVA is deemed to be a Level 3 input when the underlying counterparty credit curve is unobservable. FVA is deemed to be a Level 3 input in its entirety given the lack of observability of funding spreads in the principal market.
(6)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(7)	Includes derivative contracts with multiple risks (i.e., hybrid products).

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2013.

	Balance at December 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)		Averages(2)
Assets
Trading assets:
Corporate and other debt:
Commercial mortgage-backed securities	$108	Comparable pricing	Comparable bond price / (A)	40 to 93	points	78	points
Asset-backed securities	103	Discounted cash flow	Discount rate / (C)	18%		18%
Corporate bonds	522	Comparable pricing	Comparable bond price / (A)	1 to 159 p	oints	85	points
Collateralized debt and loan obligations	1,468	Comparable pricing(3)	Comparable bond price / (A)	18 to 99	points	73	points
		Correlation model	Credit correlation / (B)	29 to 59%		43%
Loans and lending commitments	5,129	Corporate loan model	Credit spread / (C)	28 to 487	basis points	249	basis points
		Margin loan model	Credit spread / (C)(D)	10 to 265	basis points	135	basis points
			Volatility skew / (C)(D)	3 to 40%		14%
			Comparable bond price / (A)(D)	80 to 120	points	100	points
		Option model	Volatility skew / (C)	-1 to 0%		0%
		Comparable pricing(3)	Comparable loan price / (A)	10 to 100	points	76	points
Corporate equities(4)	190	Net asset value(3)	Discount to net asset value / (C)	0 to 85%		43%
		Comparable pricing	Comparable equity price / (A)	100%		100%
		Comparable pricing	Comparable price / (A)	100%		100%
		Market approach	EBITDA multiple / (A)(D)	5 to 9	times	6	times
			Price / Book ratio / (A)(D)	0 to 1	times	1	times
Net derivative and other contracts(5):
Interest rate contracts	113	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 6	times	2	times
			Comparable bond price / (A)(D)	5 to 100	points	58 points	/ 65 points(6)
			Interest rate—Foreign exchange correlation / (A)(D)	3 to 63%		43% / 48%(6)
			Interest rate volatility skew / (A)(D)	24 to 50%		33% / 28%(6)
			Interest rate quanto correlation / (A)(D)	-11 to 34%		8% / 5%(6)
			Interest rate curve correlation / (A)(D)	46 to 92%		74% / 80%(6)
			Inflation volatility / (A)(D)	77 to 86%		81% / 80%(6)
Credit contracts	(147)	Comparable pricing	Cash synthetic basis / (C)(D)	2 to 5	points	4	points
			Comparable bond price / (C)(D)	0 to 75	points	27	points
		Correlation model(3)	Credit correlation / (B)	19 to 96%		56%
Foreign exchange contracts(7)	68	Option model	Comparable bond price / (A)(D)	5 to 100	points	58 points	/ 65 points(6)
			Interest rate quanto correlation / (A)(D)	-11 to 34%		8% / 5%(6)
			Interest rate curve correlation / (A)(D)	46 to 92%		74% / 80%(6)
			Interest rate—Foreign exchange correlation / (A)(D)	3 to 63%		43% / 48%(6)
			Interest rate volatility skew / (A)(D)	24 to 50%		33% / 28%(6)
			Interest rate curve / (A)(D)	0 to 1%		1% / 0%(6)
Equity contracts(7)	(831)	Option model	At the money volatility / (A)(D)	20 to 53%		31%
			Volatility skew / (A)(D)	-3 to 0%		-1%
			Equity—Equity correlation / (C)(D)	40 to 99%		69%
			Equity—Foreign exchange correlation / (C)(D)	-50 to 9%		-20%
			Equity—Interest rate correlation / (C)(D)	-4 to 70%		39% / 40%(6)
Commodity contracts	880	Option model	Forward power price / (C)(D)	$14 to $91	per	$40	per
				Megawatt hour		Megawatt hour
			Commodity volatility / (A)(D)	11 to 30%		14%
			Cross commodity correlation / (C)(D)	34 to 99%		93%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2013 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)		Averages(2)
Investments(4):
Principal investments	2,160	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	12%		12%
			Exit multiple / (A)(D)	9	times	9	times
		Discounted cash flow(3)	Capitalization rate / (C)(D)	5 to 13%		7%
			Equity discount rate / (C)(D)	10 to 30%		21%
		Market approach	EBITDA multiple / (A)	5 to 6	times	5	times
Other	538	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	7 to 10%		8%
			Exit multiple / (A)(D)	7 to 9	times	9	times
		Market approach(3)	EBITDA multiple / (A)	8 to 14	times	10	times
Liabilities
Securities sold under agreements to repurchase	$154	Discounted cash flow	Funding spread / (A)	92 to 97	basis points	95	basis points
Other secured financings	278	Comparable pricing(3)	Comparable bond price / (A)	99 to 102	points	101	points
		Discounted cash flow	Funding spread / (A)	97	basis points	97	basis points
Long-term borrowings	1,887	Option model	At the money volatility / (C)(D)	20 to 33%		26%
			Volatility skew / (A)(D)	-2 to 0%		0%
			Equity—Equity correlation / (A)(D)	50 to 70%		69%
			Equity—Foreign exchange correlation / (C)(D)	-60 to 0%		-23%

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 93 points would be 93% of par. A basis point equals 1/100th of 1%; for example, 487 basis points would equal 4.87%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 6 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for long-term borrowings and derivative instruments where inputs are weighted by risk.
(3)	This is the predominant valuation technique for this major asset or liability class.
(4)	Investments in funds measured using an unadjusted NAV are excluded.
(5)	CVA is included in the balance, but excluded from the Valuation Technique(s) and Significant Unobservable Input(s) in the table above. CVA is deemed to be a Level 3 input when the underlying counterparty credit curve is unobservable.
(6)	The data structure of the significant unobservable inputs used in valuing Interest rate contracts, Foreign exchange contracts and certain Equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(7)	Includes derivative contracts with multiple risks (i.e., hybrid products).

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

The following provides a description of significant unobservable inputs included in the December 31, 2014 and December 31, 2013 tables above for all major categories of assets and liabilities:

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Comparable bond price—a pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond, then adjusting that yield (or spread) to derive a value for the bond. The adjustment to yield (or spread) should account for relevant differences in the bonds such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and bond being valued in order to establish the value of the bond. Additionally, as the probability of default increases for a given bond (i.e., as the bond becomes more distressed), the valuation of that bond will increasingly reflect its expected recovery level assuming default. The decision to use price-to-price or yield/spread comparisons largely reflects trading market convention for the financial instruments in question. Price-to-price comparisons are primarily employed for RMBS, CMBS, ABS, CDOs, CLOs, Other debt, interest rate contracts, foreign exchange contracts, Other secured financings and distressed corporate bonds. Implied yield (or spread over a liquid benchmark) is utilized predominately for non-distressed corporate bonds, loans and credit contracts.

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

•

EBITDA multiple/Exit multiple—the ratio of the Enterprise Value to EBITDA, where the Enterprise Value is the aggregate value of equity and debt minus cash and cash equivalents. The EBITDA multiple reflects the value of the company in terms of its full-year EBITDA, whereas the exit multiple reflects the value of the company in terms of its full-year expected EBITDA at exit. Either multiple allows comparison between companies from an operational perspective as the effect of capital structure, taxation and depreciation/amortization is excluded.

•	Equity alpha—a parameter used in the modeling of equity hybrid prices.

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

•

Implied weighted average cost of capital (“WACC”)—the WACC implied by the current value of equity in a discounted cash flow model. The model assumes that the cash flow assumptions, including projections, are fully reflected in the current equity value, while the debt to equity ratio is held constant. The WACC theoretically represents the required rate of return to debt and equity investors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Interest rate curve—the term structure of interest rates (relationship between interest rates and the time to maturity) and a market’s measure of future interest rates at the time of observation. An interest rate curve is used to set interest rate and foreign exchange derivative cash flows and is a pricing input used in the discounting of any OTC derivative cash flow.

•

Price / Book ratio—the ratio used to compare a stock’s market value with its book value. The ratio is calculated by dividing the current closing price of the stock by the latest book value per share. This multiple allows comparison between companies from an operational perspective.

•

Price / Earnings ratio—the ratio used to measure a company’s equity value in relation to its earnings. The ratio is calculated by dividing the equity value per share by the latest historical or forward-looking earnings per share. The ratio results in a standardized metric that allows comparison between companies, after also considering the effects of different leverage ratios and taxation rates.

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

Fair Value of Investments That Calculate Net Asset Value.

The Company’s Investments measured at fair value were $6,651 million and $8,013 million at December 31, 2014 and December 31, 2013, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV at December 31, 2014 and December 31, 2013, respectively:

	At December 31, 2014		At December 31, 2013
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,569	$613	$2,531	$559
Real estate funds	1,753	112	1,643	124
Hedge funds(1):
Long-short equity hedge funds	433	—	469	—
Fixed income/credit-related hedge funds	76	—	82	—
Event-driven hedge funds	39	—	38	—
Multi-strategy hedge funds	139	3	220	3

Total	$5,009	$728	$4,983	$686

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds and multi-strategy hedge funds are redeemable at least on a three-month period basis, primarily with a notice period of 90 days or less. At December 31, 2014, approximately 36% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 47% is redeemable every six months and 17% of these funds have a redemption frequency of greater than six months. At December 31, 2013, approximately 42% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 42% is redeemable every six months and 16% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2014 and December 31, 2013 was primarily greater than six months.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies, including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At December 31, 2014, it was estimated that 5% of the fair value of the funds will be liquidated in the next five years, another 61% of the fair value of the funds will be liquidated between five to 10 years and the remaining 34% of the fair value of the funds will have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the underlying investments of the funds are liquidated. At December 31, 2014, it was estimated that 5% of the fair value of the funds will be liquidated within the next five years, another 59% of the fair value of the funds will be liquidated between five to 10 years and the remaining 36% of the fair value of the funds will have a remaining life of greater than 10 years.

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

•

Long-Short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 10% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily less than one year at December 31, 2014. Investments representing approximately 21% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily indefinite at December 31, 2014.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. Investments representing approximately 10% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at December 31, 2014.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At December 31, 2014, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014, investments representing approximately 28% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at December 31, 2014. Investments representing approximately 27% of the fair value of the investments in multi-strategy hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at December 31, 2014.

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following table presents net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for 2014, 2013 and 2012, respectively:

	Trading Revenues	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Year Ended December 31, 2014
Securities purchased under agreements to resell	$(4)	$9	$5
Commercial paper and other short-term borrowings(1)	(136)	1	(135)
Securities sold under agreements to repurchase	(5)	(6)	(11)
Long-term borrowings(1)	1,867	(638)	1,229

Year Ended December 31, 2013
Securities purchased under agreements to resell	$(1)	$6	$5
Deposits	52	(60)	(8)
Commercial paper and other short-term borrowings(1)	181	(8)	173
Securities sold under agreements to repurchase	(3)	(6)	(9)
Long-term borrowings(1)	664	(971)	(307)

Year Ended December 31, 2012
Securities purchased under agreements to resell	$8	$5	$13
Deposits	57	(86)	(29)
Commercial paper and other short-term borrowings(1)	(31)	—	(31)
Securities sold under agreements to repurchase	(15)	(4)	(19)
Long-term borrowings(1)	(5,687)	(1,321)	(7,008)

(1)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for 2014, 2013 and 2012, $651 million, $(681) million and $(4,402) million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2014 and December 31, 2013, a breakdown of the short-term and long-term borrowings measured at fair value on a recurring basis by business unit responsible for risk-managing each borrowing is shown in the table below:

	Short-Term and Long-Term Borrowings
Business Unit	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Equity	$17,253	$17,945
Interest rates	13,545	15,933
Credit and foreign exchange	2,105	2,561
Commodities	636	545

Total	$33,539	$36,984

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected:

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	2014	2013	2012
	(dollars in millions)
Short-term and long-term borrowings(1)	$651	$(681)	$(4,402)
Loans and other debt(2)	179	137	340
Unfunded lending commitments(3)	30	255	1,026

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads and changes in other credit factors.
(2)	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) on unfunded lending commitments were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Short-term and long-term borrowings(1)	$(670)	$(2,409)
Loans and other debt(2)	14,990	17,248
Loans 90 or more days past due and/or on nonaccrual status(2)(3)	12,916	15,113

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Short-term and long-term borrowings do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of the difference between principal and fair value amounts for loans and other debt emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in nonaccrual status, which includes all loans 90 or more days past due, was $1,367 million and $1,205 million at December 31, 2014 and December 31, 2013, respectively. The aggregate fair value of loans that were 90 or more days past due was $643 million and $655 million at December 31, 2014 and December 31, 2013, respectively.

The tables above exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.

Certain assets and liabilities were measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities may include loans, other investments, premises, equipment and software costs, intangible assets and unfunded lending commitments.

The following tables present, by caption on the Company’s consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for 2014, 2013 and 2012, respectively.

2014.

		Fair Value Measurements Using:
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2014(1)
	(dollars in millions)
Loans(2)	$3,336	$—	$2,386	$950	$(165)
Other investments(3)	46	—	—	46	(38)
Premises, equipment and software costs(4)	—	—	—	—	(58)
Intangible assets(3)	46	—	—	46	(6)
Other assets(4)	—	—	—	—	(9)

Total	$3,428	$—	$2,386	$1,042	$(276)

(1)	Changes in the fair value of Loans and losses related to Other investments are recorded within Other revenues, whereas losses related to Premises, equipment and software costs, Intangible assets and Other assets are recorded within Other expenses in the Company’s consolidated statements of income.
(2)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(3)	Losses related to Other investments and Intangible assets were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.
(4)	Losses related to Premises, equipment and software costs and Other assets were determined primarily using a default recovery analysis.

The Company also recognized a non-recurring fair value adjustment for certain unfunded lending commitments designated as held for sale within Other liabilities and accrued expenses in the Company’s consolidated statements of financial condition. The fair value of those unfunded lending commitments on non-recurring basis at December 31, 2014 was $219 million, of which $178 million and $41 million were categorized in Level 2 and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 of the fair value hierarchy, respectively. During 2014, the Company recorded additional losses of $165 million within Other revenues in the Company’s consolidated statement of income related to a non-recurring fair value adjustment for those unfunded lending commitments.

2013.

		Fair Value Measurements Using:
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2013(1)
	(dollars in millions)
Loans(2)	$1,822	$—	$1,616	$206	$(71)
Other investments(3)	46	—	—	46	(38)
Premises, equipment and software costs(4)	8	—	—	8	(133)
Intangible assets(3)	92	—	—	92	(44)

Total	$1,968	$—	$1,616	$352	$(286)

(1)	Change in the fair value of Loans and losses related to Other investments are recorded within Other revenues, whereas losses related to Premises, equipment and software costs and Intangible assets are recorded within Other expenses in the Company’s consolidated statements of income.
(2)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(3)	Losses related to Other investments and Intangible assets were determined primarily using discounted cash flow models.
(4)	Losses related to Premises, equipment and software costs were determined primarily using discounted cash flow models or a default recovery analysis.

There were no significant liabilities measured at fair value on a non-recurring basis during 2013.

2012.

		Fair Value Measurements Using:
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for 2012(1)
	(dollars in millions)
Loans(2)	$1,821	$—	$277	$1,544	$(60)
Other investments(3)	90	—	—	90	(37)
Premises, equipment and software costs(4)	33	—	—	33	(170)
Intangible assets(3)	—	—	—	—	(4)

Total	$1,944	$—	$277	$1,667	$(271)

(1)	Changes in the fair value of Loans and losses related to Other investments are recorded within Other revenues, whereas losses related to Premises, equipment and software costs and Intangible assets are recorded within Other expenses in the Company’s consolidated statements of income.
(2)

Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.

(3)	Losses related to Other investments and Intangible assets were determined primarily using discounted cash flow models.
(4)	Losses related to Premises, equipment and software coats were determined using discounted cash flow models and primarily represented the write-off of the carrying value of certain premises and software that were abandoned during 2012 in association with the Wealth Management JV integration.

In addition to the losses included in the table above, there was a pre-tax gain of approximately $51 million (related to Other assets) included in discontinued operations in 2012 in connection with the disposition of Saxon (see Note 1). The fair value of Saxon was determined based on the revised purchase price agreed upon with the buyer.

There were no liabilities measured at fair value on a non-recurring basis during 2012.

Financial Instruments Not Measured at Fair Value.

The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Company’s consolidated statements of financial condition. The tables below exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with our deposit customers.

The carrying value of cash and cash equivalents, including Interest bearing deposits with banks, and other short-term financial instruments such as Securities purchased under agreements to resell; Securities borrowed; Securities sold under agreements to repurchase; Securities loaned; certain Customer and other receivables and Customer and other payables arising in the ordinary course of business; certain Deposits; Commercial paper and other short-term borrowings; and Other secured financings approximate fair value because of the relatively short period of time between their origination and expected maturity.

For longer-dated Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned and Other secured financings, fair value is determined using a standard cash flow discounting methodology. The inputs to the valuation include contractual cash flows and collateral funding spreads, which are estimated using various benchmarks and interest rate yield curves.

For HTM securities, fair value is determined using quoted market prices.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value at December 31, 2014 and December 31, 2013.

At December 31, 2014.

	At December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$21,381	$21,381	$21,381	$—	$—
Interest bearing deposits with banks	25,603	25,603	25,603	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	40,607	40,607	40,607	—	—
Investment securities—HTM securities	100	100	100	—	—
Securities purchased under agreements to resell	82,175	82,165	—	81,981	184
Securities borrowed	136,708	136,708	—	136,696	12
Customer and other receivables(1)	45,116	45,028	—	39,945	5,083
Loans(2)	66,577	67,800	—	18,212	49,588
Financial Liabilities:
Deposits	$133,544	$133,572	$—	$133,572	$—
Commercial paper and other short-term borrowings	496	496	—	496	—
Securities sold under agreements to repurchase	69,337	69,433	—	63,921	5,512
Securities loaned	25,219	25,244	—	24,740	504
Other secured financings	7,581	7,881	—	5,465	2,416
Customer and other payables(1)	178,373	178,373	—	178,373	—
Long-term borrowings	120,998	124,961	—	124,150	811

(1)	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Amounts include all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Company’s Institutional Securities business segment, that are not carried at fair value at December 31, 2014 was $1,178 million, of which $928 million and $250 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $86.8 billion.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2013.

	At December 31, 2013		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$16,602	$16,602	$16,602	$—	$—
Interest bearing deposits with banks	43,281	43,281	43,281	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	39,203	39,203	39,203	—	—
Securities purchased under agreements to resell	117,264	117,263	—	116,584	679
Securities borrowed	129,707	129,705	—	129,374	331
Customer and other receivables(1)	53,112	53,031	—	47,525	5,506
Loans(2)	42,874	42,765	—	11,288	31,477
Financial Liabilities:
Deposits	$112,194	$112,273	$—	$112,273	$—
Commercial paper and other short-term borrowings	795	795	—	787	8
Securities sold under agreements to repurchase	145,115	145,157	—	138,161	6,996
Securities loaned	32,799	32,826	—	31,731	1,095
Other secured financings	9,009	9,034	—	5,845	3,189
Customer and other payables(1)	154,654	154,654	—	154,654	—
Long-term borrowings	117,938	123,133	—	122,099	1,034

(1)	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Amounts include all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Company’s Institutional Securities business segment, that are not carried at fair value at December 31, 2013 was $853 million, of which $669 million and $184 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $75.4 billion.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Investment Securities.

The following tables present information about the Company’s AFS securities, which are carried at fair value, and HTM securities, which are carried at amortized cost. The net unrealized gains (losses) on AFS securities are reported on an after-tax basis as a component of AOCI.

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$35,855	$42	$67	$—	$35,830
U.S. agency securities(1)	18,030	77	72	—	18,035

Total U.S. government and agency securities	53,885	119	139	—	53,865
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,288	1	76	—	2,213
Non-agency	1,820	11	6	—	1,825
Auto loan asset-backed securities	2,433	—	5	—	2,428
Corporate bonds	3,640	10	22	—	3,628
Collateralized loan obligations	1,087	—	20	—	1,067
FFELP student loan asset-backed securities(2)	4,169	18	8	—	4,179

Total corporate and other debt	15,437	40	137	—	15,340

Total AFS debt securities	69,322	159	276	—	69,205

AFS equity securities	15	—	4	—	11

Total AFS securities	69,337	159	280	—	69,216
HTM securities:
U.S. government securities:
U.S. Treasury securities	100	—	—	—	100

Total HTM securities	100	—	—	—	100

Total Investment securities	$69,437	$159	$280	$—	$69,316

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$24,486	$51	$139	$—	$24,398
U.S. agency securities(1)	15,813	26	234	—	15,605

Total U.S. government and agency securities	40,299	77	373	—	40,003
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,482	—	84	—	2,398
Non-agency	1,333	1	18	—	1,316
Auto loan asset-backed securities	2,041	2	1	—	2,042
Corporate bonds	3,415	3	61	—	3,357
Collateralized loan obligations	1,087	—	20	—	1,067
FFELP student loan asset-backed securities(2)	3,230	12	8	—	3,234

Total corporate and other debt	13,588	18	192	—	13,414

Total AFS debt securities	53,887	95	565	—	53,417

AFS equity securities	15	—	2	—	13

Total Investment securities	$53,902	$95	$567	$—	$53,430

(1)	U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
(2)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present the fair value of Investment securities that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$11,410	$14	$5,924	$53	$17,334	$67
U.S. agency securities	2,739	6	4,133	66	6,872	72

Total U.S. government and agency securities	14,149	20	10,057	119	24,206	139
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	42	—	1,822	76	1,864	76
Non-agency	706	3	346	3	1,052	6
Auto loan asset-backed securities	2,034	5	—	—	2,034	5
Corporate bonds	905	6	1,299	16	2,204	22
Collateralized loan obligations	—	—	1,067	20	1,067	20
FFELP student loan asset-backed securities	1,523	6	393	2	1,916	8

Total corporate and other debt	5,210	20	4,927	117	10,137	137

Total AFS debt securities	19,359	40	14,984	236	34,343	276

AFS equity securities	11	4	—	—	11	4

Total Investment securities	$19,370	$44	$14,984	$236	$34,354	$280

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$13,266	$139	$—	$—	$13,266	$139
U.S. agency securities	8,438	211	651	23	9,089	234

Total U.S. government and agency securities	21,704	350	651	23	22,355	373
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	958	15	1,270	69	2,228	84
Non-agency	841	16	86	2	927	18
Auto loan asset-backed securities	557	1	85	—	642	1
Corporate bonds	2,350	52	383	9	2,733	61
Collateralized loan obligations	1,067	20	—	—	1,067	20
FFELP student loan asset-backed securities	1,388	7	76	1	1,464	8

Total corporate and other debt	7,161	111	1,900	81	9,061	192

Total AFS debt securities	28,865	461	2,551	104	31,416	565

AFS equity securities	13	2	—	—	13	2

Total Investment securities	$28,878	$463	$2,551	$104	$31,429	$567

As discussed in Note 2, AFS securities and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Company’s ongoing assessment of temporary versus other-than-temporarily impaired at the individual security level. The unrealized losses on AFS debt securities reported above are primarily due to rising long-term interest rates since those securities were purchased. While the securities in an unrealized loss position greater than twelve months have increased in 2014, the risk of credit loss is considered minimal because all of the Company’s agency securities as well as the Company’s ABS, CMBS and CLOs are highly rated and because the Company’s corporate bonds are all investment grade. The Company does not intend to sell and is not likely to be required to sell its AFS debt securities prior to recovery of its amortized cost basis. The Company does not expect to experience a credit loss on its AFS debt securities or HTM securities based on consideration of the relevant information (as discussed in Note 2), including for U.S. government and agency securities, the existence of the explicit and implicit guarantee provided by the U.S. government. The Company believes that its AFS debt securities with an unrealized loss position were not other-than-temporarily impaired at December 31, 2014 and December 31, 2013.

For AFS equity securities in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the amortized cost basis. The Company believes that the equity securities with an unrealized loss in AOCI were not other-than-temporarily impaired at December 31, 2014 and December 31, 2013.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amortized cost and fair value of Investment securities by contractual maturity dates at December 31, 2014:

At December 31, 2014	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$1,254	$1,255	0.4%
After 1 year through 5 years	33,218	33,197	0.8%
After 5 years through 10 years	1,383	1,378	1.7%

Total	35,855	35,830

U.S. agency securities:
After 1 year through 5 years	1,457	1,458	0.9%
After 5 years through 10 years	1,797	1,803	1.3%
After 10 years	14,776	14,774	1.6%

Total	18,030	18,035

Total U.S. government and agency securities	53,885	53,865	1.1%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
Due within 1 year	59	59	0.5%
After 1 year through 5 years	609	606	1.0%
After 5 years through 10 years	400	396	1.1%
After 10 years	1,220	1,152	1.5%

Total	2,288	2,213

Non-agency:
After 10 years	1,820	1,825	1.6%

Total	1,820	1,825

Auto loan asset-backed securities:
Due within 1 year	17	17	0.7%
After 1 year through 5 years	2,319	2,314	0.9%
After 5 years through 10 years	97	97	1.4%

Total	2,433	2,428

Corporate bonds:
Due within 1 year	224	224	0.8%
After 1 year through 5 years	2,911	2,898	1.4%
After 5 years through 10 years	505	506	2.7%

Total	3,640	3,628

Collateralized loan obligations:
After 10 years	1,087	1,067	1.4%

Total	1,087	1,067

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2014	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
FFELP student loan asset-backed securities:
After 1 year through 5 years	116	116	0.7%
After 5 years through 10 years	609	609	0.8%
After 10 years	3,444	3,454	0.9%

Total	4,169	4,179

Total corporate and other debt	15,437	15,340	1.2%

Total AFS debt securities	69,322	69,205	1.1%

AFS equity securities	15	11	0.0%

Total AFS securities	69,337	69,216	1.1%

HTM securities:
U.S. government securities:
U.S. Treasury securities:
After 1 year through 5 years	100	100	1.7%

Total HTM securities	100	100	1.7%

Total Investment securities	$69,437	$69,316	1.1%

See Note 7 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan asset-backed securities, CLO and FFELP student loan asset-backed securities.

The following table presents information pertaining to sales of AFS securities primarily within the Company’s Investment securities portfolio during 2014, 2013 and 2012:

	2014	2013	2012
	(dollars in millions)
Gross realized gains	$41	$49	$88

Gross realized losses	$1	$4	$10

Gross realized gains and losses are recognized in Other revenues in the Company’s consolidated statements of income.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	At December 31, 2014
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$148,234	$(64,946)	$83,288	$(79,343)	$3,945
Securities borrowed	145,556	(8,848)	136,708	(128,282)	8,426

Liabilities
Securities sold under agreements to repurchase	$134,895	$(64,946)	$69,949	$(56,454)	$13,495
Securities loaned	34,067	(8,848)	25,219	(24,252)	967

(1)	Amounts include $3.9 billion of Securities purchased under agreements to resell, $4.2 billion of Securities borrowed, $15.6 billion of Securities sold under agreements to repurchase and $0.7 billion of Securities loaned, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

	At December 31, 2013
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$183,015	$(64,885)	$118,130	$(106,828)	$11,302
Securities borrowed	137,082	(7,375)	129,707	(113,339)	16,368

Liabilities
Securities sold under agreements to repurchase	$210,561	$(64,885)	$145,676	$(111,599)	$34,077
Securities loaned	40,174	(7,375)	32,799	(32,543)	256

(1)	Amounts include $11.1 billion of Securities purchased under agreements to resell, $13.2 billion of Securities borrowed and $33.3 billion of Securities sold under agreements to repurchase, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

The Company also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the Company’s consolidated statement of financial condition. Under these agreements and transactions, the Company either receives or provides collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of a customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At December 31, 2014 and December 31, 2013, there were approximately $29.0 billion and $29.2 billion, respectively, of customer margin loans outstanding.

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

The Company pledges its trading assets to collateralize repurchase agreements and other secured financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the Company’s consolidated statements of financial condition. The carrying value and classification of Trading assets by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Trading assets:
U.S. government and agency securities	$11,769	$16,292
Other sovereign government obligations	6,084	5,748
Corporate and other debt	6,061	7,388
Corporate equities	7,421	8,713

Total	$31,335	$38,141

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in its consolidated statements of financial condition. At December 31, 2014 and December 31, 2013, the total fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $546 billion and $533 billion, respectively, and the fair value of the portion that had been sold or repledged was $403 billion and $381 billion, respectively.

The Company is subject to concentration risk by holding large positions in certain types of securities, loans or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. Trading assets owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally the U.K., Japan, Brazil and Hong Kong), which, in the aggregate, represented approximately 7% and 10% of the Company’s total assets at December 31, 2014 and December 31, 2013, respectively. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 17% and 20% of the Company’s total assets at December 31, 2014 and December 31, 2013, respectively, consists of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. In addition, the Company may originate or purchase certain residential and commercial mortgage loans that could contain certain terms and features that may result in additional credit risk as compared with more traditional types of mortgages. Such terms and features may include loans made to borrowers subject to payment increases or loans with high loan-to-value ratios.

At December 31, 2014 and December 31, 2013, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$40,607	$39,203
Securities(1)	14,630	15,586

Total	$55,237	$54,789

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Securities purchased under agreements to resell and Trading assets in the Company’s consolidated statements of financial condition.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For many transactions, such as re-securitization transactions, CLNs and other asset-repackaged notes, there are no significant economic decisions made on an ongoing basis. In these cases, the Company focuses its analysis on decisions made prior to the initial closing of the transaction and at the termination of the transaction. Based upon factors, which include an analysis of the nature of the assets, including whether the assets were issued in a transaction sponsored by the Company and the extent of the information available to the Company and to investors, the number, nature and involvement of investors, other rights held by the Company and investors, the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standardization of the legal documentation and the level of continuing involvement by the Company, including the amount and type of interests owned by the Company and by other investors, the Company concluded in most of these transactions that decisions made prior to the initial closing were shared between the Company and the initial investors. The Company focused its control decision on any right held by the Company or investors related to the termination of the VIE. Most re-securitization transactions, CLNs and other asset-repackaged notes have no such termination rights.

Except for consolidated VIEs included in other structured financings and managed real estate partnerships in the tables below, the Company accounts for the assets held by the entities primarily in Trading assets and the liabilities of the entities as Other secured financings in its consolidated statements of financial condition. For consolidated VIEs included in other structured financings, the Company accounts for the assets held by the entities primarily in Premises, equipment and software costs, and Other assets in its consolidated statements of financial condition. For consolidated VIEs included in managed real estate partnerships, the Company accounts for the assets held by the entities primarily in Trading assets in its consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

The following tables present information at December 31, 2014 and December 31, 2013 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At December 31, 2014
	Mortgage- and Asset-Backed Securitizations	Managed Real Estate Partnerships(1)	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$563	$288	$928	$1,199
VIE liabilities	$337	$4	$80	$—

(1)	On April 1, 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company.

	At December 31, 2013
	Mortgage- and Asset-Backed Securitizations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$643	$2,313	$1,202	$1,294
VIE liabilities	$368	$42	$67	$175

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities. At December 31, 2014 and December 31, 2013, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s consolidated financial statements of $240 million and $1,771 million, respectively. The Company also had additional maximum exposure to losses of approximately $105 million and $101 million at December 31, 2014 and December 31, 2013, respectively. This additional exposure relates primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at December 31, 2014 and December 31, 2013. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its AFS securities portfolio (see Note 5):

	At December 31, 2014
	Mortgage- and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$174,548	$26,567	$3,449	$2,040	$19,237
Maximum exposure to loss:
Debt and equity interests(2)	$15,028	$3,062	$13	$1,158	$3,884
Derivative and other contracts	15	2	2,212	—	164
Commitments, guarantees and other	1,054	432	—	617	429

Total maximum exposure to loss	$16,097	$3,496	$2,225	$1,775	$4,477

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$15,028	$3,062	$13	$741	$3,884
Derivative and other contracts	15	2	4	—	74

Total carrying value of exposure to loss—Assets	$15,043	$3,064	$17	$741	$3,958

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$57
Commitments, guarantees and other	—	—	—	5	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$5	$57

(1)	Mortgage- and asset-backed securitizations include VIE assets as follows: $30.8 billion of residential mortgages; $71.9 billion of commercial mortgages; $20.6 billion of U.S. agency collateralized mortgage obligations; and $51.2 billion of other consumer or commercial loans.
(2)	Mortgage- and asset-backed securitizations include VIE debt and equity interests as follows: $1.9 billion of residential mortgages; $2.4 billion of commercial mortgages; $4.0 billion of U.S. agency collateralized mortgage obligations; and $6.8 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Mortgage- and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$177,153	$29,513	$3,079	$1,874	$10,119
Maximum exposure to loss:
Debt and equity interests(2)	$13,514	$2,498	$31	$1,142	$3,693
Derivative and other contracts	15	23	1,935	—	146
Commitments, guarantees and other	—	272	—	649	527

Total maximum exposure to loss	$13,529	$2,793	$1,966	$1,791	$4,366

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$13,514	$2,498	$31	$731	$3,693
Derivative and other contracts	15	3	4	—	53

Total carrying value of exposure to loss—Assets	$13,529	$2,501	$35	$731	$3,746

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$2	$—	$—	$57
Commitments, guarantees and other	—	—	—	7	—

Total carrying value of exposure to loss—Liabilities	$—	$2	$—	$7	$57

(1)	Mortgage- and asset-backed securitizations include VIE assets as follows: $16.9 billion of residential mortgages; $78.4 billion of commercial mortgages; $31.5 billion of U.S. agency collateralized mortgage obligations; and $50.4 billion of other consumer or commercial loans.
(2)	Mortgage- and asset-backed securitizations include VIE debt and equity interests as follows: $1.3 billion of residential mortgages; $2.0 billion of commercial mortgages; $5.3 billion of U.S. agency collateralized mortgage obligations; and $4.9 billion of other consumer or commercial loans.

The Company’s maximum exposure to loss often differs from the carrying value of the variable interests held by the Company. The maximum exposure to loss is dependent on the nature of the Company’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the Company has made in the VIEs. Liabilities issued by VIEs generally are non-recourse to the Company. Where notional amounts are utilized in quantifying maximum exposure related to derivatives, such amounts do not reflect fair value write-downs already recorded by the Company.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $14.0 billion and $12.5 billion at December 31, 2014 and December 31, 2013, respectively. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the Company’s AFS securities within its Investment securities portfolio (see Note 5). In 2014, securities issued by securitization SPEs consisted of $1.0 billion of securities backed primarily by residential mortgage loans, $8.5 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.2 billion of securities backed by commercial mortgage loans, $0.5 billion of securities backed by CDOs or CLOs and $2.7 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. In 2013, securities issued by securitization SPEs consisted of $1.1 billion of securities backed primarily by residential mortgage loans, $8.4 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.3 billion of securities backed by commercial mortgage loans, $0.7 billion of securities backed by CDOs or CLOs and $1.0 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or AFS securities within the Company’s Investment securities portfolio and are measured at fair value (see Note 4). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

The Company’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs). Such activities are further described below.

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

The purchase of the transferred assets by the SPE is financed through the sale of these interests. In some of these transactions, primarily involving residential mortgage loans in the U.S., the Company serves as servicer for some or all of the transferred loans. In many securitizations, particularly involving residential mortgage loans, the Company also enters into derivative transactions, primarily interest rate swaps or interest rate caps, with the SPE.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available for Sale Securities.    In its AFS securities within its Investment securities portfolio, the Company holds securities issued by VIEs not sponsored by the Company. These securities include government guaranteed securities issued in transactions sponsored by the federal mortgage agencies and the most senior securities issued by VIEs in which the securities are backed by student loans, automobile loans, commercial mortgage loans or CLOs (see Note 5).

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

Credit Protection Purchased through CLNs.    In a CLN transaction, the Company transfers assets (generally high-quality securities or money market investments) to an SPE, enters into a derivative transaction in which the SPE writes protection on an unrelated reference asset or group of assets, through a credit default swap, a total return swap or similar instrument, and sells to investors the securities issued by the SPE. In some transactions, the Company may also enter into interest rate or currency swaps with the SPE. Upon the occurrence of a credit event related to the reference asset, the SPE will deliver collateral securities as the payment to the Company. The Company is generally exposed to price changes on the collateral securities in the event of a credit event and subsequent sale. These transactions are designed to provide investors with exposure to certain credit risk on the reference asset. In some transactions, the assets and liabilities of the SPE are recognized in the Company’s consolidated statement of financial condition. In other transactions, the transfer of the collateral securities is accounted for as a sale of assets, and the SPE is not consolidated. The structure of the transaction determines the accounting treatment. CLNs are included in Other in the above VIE tables.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Equity-Linked Notes.    In an equity-linked note transaction included in Other in the tables above, the Company typically transfers to an SPE either (1) a note issued by the Company, the payments on which are linked to the performance of a specific equity security, equity index or other index or (2) debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These transactions are designed to provide investors with exposure to certain risks related to the specific equity security, equity index or other index.

Managed Real Estate Partnerships.    The Company sponsors funds that invest in real estate assets. Certain of these funds are classified as VIEs, primarily because the Company has provided financial support through lending facilities and other means. The Company also serves as the general partner for these funds and owns limited partnership interests in them. These funds were consolidated at December 31, 2014 and December 31, 2013.

Investment Management Investment Funds.    The tables above do not include certain investments made by the Company held by entities qualifying for accounting purposes as investment companies.

Transfers of Assets with Continuing Involvement.

The following tables present information at December 31, 2014 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At December 31, 2014
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$26,549	$58,660	$20,826	$24,011
Retained interests (fair value):
Investment grade	$10	$117	$1,019	$57
Non-investment grade	98	120	—	1,264

Total retained interests (fair value)	$108	$237	$1,019	$1,321

Interests purchased in the secondary market (fair value):
Investment grade	$32	$129	$61	$423
Non-investment grade	32	72	—	59

Total interests purchased in the secondary market (fair value)	$64	$201	$61	$482

Derivative assets (fair value)	$—	$495	$—	$138
Derivative liabilities (fair value)	$—	$—	$—	$86

(1)	Amounts include CLO transactions managed by unrelated third parties.
(2)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,166	$37	$1,203
Non-investment grade	—	123	1,359	1,482

Total retained interests (fair value)	$—	$1,289	$1,396	$2,685

Interests purchased in the secondary market (fair value):
Investment grade	$—	$644	$1	$645
Non-investment grade	—	129	34	163

Total interests purchased in the secondary market (fair value)	$—	$773	$35	$808

Derivative assets (fair value)	$—	$559	$74	$633
Derivative liabilities (fair value)	$—	$82	$4	$86

The following tables present information at December 31, 2013 regarding transactions with SPEs in which the Company, acting as principal, transferred assets with continuing involvement and received sales treatment:

	At December 31, 2013
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$29,723	$60,698	$19,155	$19,921
Retained interests (fair value):
Investment grade	$1	$102	$524	$178
Non-investment grade	136	95	—	1,436

Total retained interests (fair value)	$137	$197	$524	$1,614

Interests purchased in the secondary market (fair value):
Investment grade	$14	$170	$21	$405
Non-investment grade	41	97	—	82

Total interests purchased in the secondary market (fair value)	$55	$267	$21	$487

Derivative assets (fair value)	$1	$672	$—	$121
Derivative liabilities (fair value)	$—	$1	$—	$120

(1)	Amounts include CLO transactions managed by unrelated third parties.
(2)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$637	$168	$805
Non-investment grade	—	164	1,503	1,667

Total retained interests (fair value)	$—	$801	$1,671	$2,472

Interests purchased in the secondary market (fair value):
Investment grade	$—	$602	$8	$610
Non-investment grade	—	182	38	220

Total interests purchased in the secondary market (fair value)	$—	$784	$46	$830

Derivative assets (fair value)	$—	$615	$179	$794
Derivative liabilities (fair value)	$—	$110	$11	$121

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the Company’s consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by these securitization vehicles. Investment banking underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the Company’s consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the Company’s consolidated statements of income.

Net gains on sale of assets in securitization transactions at the time of the sale were not material in 2014, 2013 and 2012.

During 2014, 2013 and 2012, the Company received proceeds from new securitization transactions of $20.6 billion, $24.9 billion and $17.0 billion, respectively. During 2014, 2013 and 2012, the Company received proceeds from cash flows from retained interests in securitization transactions of $3.0 billion, $4.6 billion and $4.3 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 13).

In addition, in connection with its underwriting of CLO transactions for unaffiliated sponsors, in 2014 and 2013, the Company received proceeds from sale of corporate loans sold to those SPEs of $2.4 billion each, in both years. The Company did not sell corporate loans to SPEs in 2012. Net gains on sale of corporate loans to CLO transactions at the time of sale were not material in 2014, 2013 and 2012.

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. A transfer that fails to meet these criteria, is treated as a failed sale. In such cases, the Company continues to recognize the assets in Trading assets, and the Company recognizes the associated liabilities in Other secured financings in its consolidated statements of financial condition (see Note 11).

The assets transferred to unconsolidated VIEs in transactions accounted for as failed sales cannot be removed unilaterally by the Company and are not generally available to the Company. The related liabilities are non-

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recourse to the Company. In certain other failed sale transactions, the Company has the right to remove assets or provide additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At December 31, 2014		At December 31, 2013
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Credit-linked notes	$47	$39	$48	$41
Equity-linked transactions	16	16	40	35
Other	289	289	157	156

Mortgage Servicing Activities.

The Company services residential mortgage loans in the U.S. owned by SPEs consolidated by the Company. As of December 31, 2014, the Company no longer services residential and commercial mortgage loans in Europe.

The Company provides no credit support as part of its servicing activities. The Company is required to make servicing advances to the extent that it believes that such advances will be reimbursed. Reimbursement of servicing advances is a senior obligation of the SPE, senior to the most senior beneficial interests outstanding. Outstanding advances are included in Other assets and are recorded at cost, net of allowances. There were no allowances at December 31, 2014 and December 31, 2013. Advances at December 31, 2014 and December 31, 2013 totaled approximately $17 million and $110 million, respectively.

The following tables present information about the Company’s mortgage servicing activities for SPEs to which the Company transferred loans at December 31, 2014 and December 31, 2013:

	At December 31, 2014
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$—	$431	$—
Amounts past due 90 days or greater (unpaid principal balance)(1)	$—	$29	$—
Percentage of amounts past due 90 days or greater(1)	—	6.7%	—
Credit losses	$—	$4	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Residential Mortgage Unconsolidated SPEs	Residential Mortgage Consolidated SPEs	Commercial Mortgage Unconsolidated SPEs
	(dollars in millions)
Assets serviced (unpaid principal balance)	$785	$775	$4,114
Amounts past due 90 days or greater (unpaid principal balance)(1)	$66	$44	$—
Percentage of amounts past due 90 days or greater(1)	8.5%	5.6%	—
Credit losses	$1	$17	$—

(1)	Amounts include loans that are at least 90 days contractually delinquent, loans for which the borrower has filed for bankruptcy, loans in foreclosure and real estate owned.

8.    Loans and Allowance for Loan Losses.

Loans.

The Company’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at lower of cost or fair value in the Company’s consolidated statements of financial condition.

•

Corporate.    Corporate loans primarily include commercial and industrial lending used for general corporate purposes, working capital and liquidity, “event-driven” loans and asset-backed lending products. “Event-driven” loans support client merger, acquisition or recapitalization activities. Corporate lending is structured as revolving lines of credit, letter of credit facilities, term loans and bridge loans. Risk factors considered in determining the allowance for corporate loans include the borrower’s financial strength, seniority of the loan, collateral type, volatility of collateral value, debt cushion, covenants and counterparty type.

•

Consumer.    Consumer loans include unsecured loans and securities-based lending that allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of consumer loans are structured as revolving lines of credit and letter of credit facilities and are primarily offered through the Company’s Portfolio Loan Account (“PLA”) program. The allowance methodology for unsecured loans considers the specific attributes of the loan as well as the borrower’s source of repayment. The allowance methodology for securities-based lending considers the collateral type underlying the loan (e.g., diversified securities, concentrated securities or restricted stock).

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s outstanding loans at December 31, 2014 and December 31, 2013 included the following:

	December 31, 2014			December 31, 2013
Loans by Product Type	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)
	(dollars in millions)
Corporate loans	$19,659	$8,200	$27,859	$13,263	$6,168	$19,431
Consumer loans	16,576	—	16,576	11,577	—	11,577
Residential real estate loans	15,735	114	15,849	10,006	112	10,118
Wholesale real estate loans	5,298	1,144	6,442	1,855	49	1,904

Total loans, gross of allowance for loan losses	57,268	9,458	66,726	36,701	6,329	43,030
Allowance for loan losses	(149)	—	(149)	(156)	—	(156)

Total loans, net of allowance for loan losses	$57,119	$9,458	$66,577	$36,545	$6,329	$42,874

(1)	Amounts include loans that are made to non-U.S. borrowers of $7,017 million and $4,729 million at December 31, 2014 and December 31, 2013, respectively.
(2)	At December 31, 2014, loans at fixed interest rates and floating or adjustable interest rates were $6,663 million and $59,914 million, respectively. At December 31, 2013, loans at fixed interest rates and floating or adjustable interest rates were $6,318 million and $36,556 million, respectively.

The above table does not include loans and loan commitments held at fair value of $11,962 million and $12,612 million that were recorded as Trading assets in the Company’s consolidated statement of financial condition at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, loans held at fair value consisted of $7,093 million of Corporate loans, $1,682 million of Residential real estate loans and $3,187 million of Wholesale real estate loans. At December 31, 2013, loans held at fair value consisted of $9,774 million of Corporate loans, $1,434 million of Residential real estate loans and $1,404 million of Wholesale real estate loans. See Note 4 for further information regarding loans held at fair value.

Credit Quality.

The Company’s Credit Risk Management Department evaluates new obligors before credit transactions are initially approved, and at least annually thereafter for corporate and wholesale real estate loans. For corporate loans, credit evaluations typically involve the evaluation of financial statements, assessment of leverage, liquidity, capital strength, asset composition and quality, market capitalization and access to capital markets, cash flow projections and debt service requirements, and the adequacy of collateral, if applicable. The Company’s Credit Risk Management Department also evaluates strategy, market position, industry dynamics, obligor’s management and other factors that could affect an obligor’s risk profile. For wholesale real estate loans, the credit evaluation is focused on property and transaction metrics including property type, loan-to-value ratio, occupancy levels, debt service ratio, prevailing capitalization rates, and market dynamics. For residential real estate and consumer loans, the initial credit evaluation typically includes, but is not limited to, review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio, and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level. Consumer loan collateral values are monitored on an ongoing basis.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes the following credit quality indicators which are consistent with U.S. banking regulators’ definitions of criticized exposures, in its credit monitoring process for loans held for investment.

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

Loans considered as doubtful or loss are considered impaired. Substandard loans are regularly reviewed for impairment. When a loan is impaired the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. For further information, see Note 2.

The following tables present credit quality indicators for the Company’s loans held for investment, gross of allowance for loan losses, by product type, at December 31, 2014 and December 31, 2013.

	December 31, 2014
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$17,847	$16,576	$15,688	$5,298	$55,409
Special mention	1,683	—	—	—	1,683
Substandard	127	—	47	—	174
Doubtful	2	—	—	—	2
Loss	—	—	—	—	—

Total loans	$19,659	$16,576	$15,735	$5,298	$57,268

	December 31, 2013
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$12,893	$11,577	$9,992	$1,829	$36,291
Special mention	189	—	—	16	205
Substandard	174	—	14	—	188
Doubtful	7	—	—	10	17
Loss	—	—	—	—	—

Total loans	$13,263	$11,577	$10,006	$1,855	$36,701

Allowance for Loan Losses and Impaired Loans.

The allowance for loan losses estimates probable losses related to loans specifically identified for impairment in addition to the probable losses inherent in the held for investment loan portfolio.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At December 31, 2014 and December 31, 2013, the Company’s TDRs were not significant. For further information on allowance for loan losses, see Note 2.

The tables below provide details on impaired loans, past due loans and allowances for the Company’s held for investment loans:

	December 31, 2014
Loans by Product Type	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$—	$—	$—	$—	$—
Impaired loans without allowance(1)	2	—	17	—	19
Impaired loans unpaid principal balance	2	—	17	—	19
Past due 90 days loans and on nonaccrual	2	—	25	—	27

	December 31, 2013
Loans by Product Type	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$63	$—	$—	$10	$73
Impaired loans without allowance(1)	6	—	11	—	17
Impaired loans unpaid principal balance	69	—	11	10	90
Past due 90 days loans and on nonaccrual	7	—	11	10	28

	December 31, 2014
Loans by Region	Americas	EMEA	Asia-Pacific	Total
	(dollars in millions)
Impaired loans	$19	$—	$—	$19
Past due 90 days loans and on nonaccrual	27	—	—	27
Allowance for loan losses	121	20	8	149

	December 31, 2013
Loans by Region	Americas	EMEA	Asia-Pacific	Total
	(dollars in millions)
Impaired loans	$90	$—	$—	$90
Past due 90 days loans and on nonaccrual	28	—	—	28
Allowance for loan losses	123	28	5	156

EMEA—Europe, Middle East and Africa.

(1)	At December 31, 2014 and December 31, 2013, no allowance was outstanding for these loans as the fair value of the collateral held exceeded or equaled the carrying value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2013	$137	$1	$4	$14	$156
Gross charge-offs	(3)	—	—	(3)	(6)
Gross recoveries	—	—	—	1	1

Net charge-offs	(3)	—	—	(2)	(5)

Provision (release) for loan losses(1)	(13)	1	4	9	1
Other	(3)	—	—	—	(3)

Balance at December 31, 2014	$118	$2	$8	$21	$149

Allowance for loan losses by impairment methodology:
Inherent	$118	$2	$8	$21	$149
Specific	—	—	—	—	—

Total allowance for loan losses at December 31, 2014	$118	$2	$8	$21	$149

Loans evaluated by impairment methodology(2):
Inherent	$19,657	$16,576	$15,718	$5,298	$57,249
Specific	2	—	17	—	19

Total loans evaluated at December 31, 2014	$19,659	$16,576	$15,735	$5,298	$57,268

Allowance for lending-related commitments:
Balance at December 31, 2013	$125	$—	$—	$2	$127
Provision for lending-related commitments(3)	22	—	—	—	22

Balance at December 31, 2014	$147	$—	$—	$2	$149

Allowance for lending-related commitments by impairment methodology:
Inherent	$147	$—	$—	$2	$149
Specific	—	—	—	—	—

Total allowance for lending-related commitments at December 31, 2014	$147	$—	$—	$2	$149

Lending-related commitments evaluated by impairment methodology(2):
Inherent	$65,987	$3,484	$283	$367	$70,121
Specific	26	—	—	—	26

Total lending-related commitments evaluated at December 31, 2014	$66,013	$3,484	$283	$367	$70,147

(1)	The Company recorded a provision of $1 million for loan losses within Other revenues in 2014.
(2)	Balances are gross of the allowance for loan losses.
(3)	The Company recorded a provision of $22 million for lending-related commitments within Other non-interest expenses in 2014.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2012	$96	$3	$5	$2	$106
Gross charge-offs	(13)	—	(2)	—	(15)
Gross recoveries	—	—	—	—	—

Net charge-offs	(13)	—	(2)	—	(15)

Provision (release) for loan losses(1)	54	(2)	1	12	65

Balance at December 31, 2013	$137	$1	$4	$14	$156

Allowance for loan losses by impairment methodology:
Inherent	$126	$1	$4	$10	$141
Specific	11	—	—	4	15

Total allowance for loan losses at December 31, 2013	$137	$1	$4	$14	$156

Loans evaluated by impairment methodology(2):
Inherent	$13,194	$11,577	$9,995	$1,845	$36,611
Specific	69	—	11	10	90

Total loan evaluated at December 31, 2013	$13,263	$11,577	$10,006	$1,855	$36,701

Allowance for lending-related commitments:
Balance at December 31, 2012	$91	$—	$—	$1	$92
Provision for lending-related commitments(3)	44	—	—	1	45
Other	(10)	—	—	—	(10)

Balance at December 31, 2013	$125	$—	$—	$2	$127

Allowance for lending-related commitments by impairment methodology:
Inherent	$125	$—	$—	$2	$127
Specific	—	—	—	—	—

Total allowance for lending-related commitments at December 31, 2013	$125	$—	$—	$2	$127

Lending-related commitments evaluated by impairment methodology(2):
Inherent	$63,427	$2,151	$1,423	$207	$67,208
Specific	—	—	—	—	—

Total lending-related commitments evaluated at December 31, 2013	$63,427	$2,151	$1,423	$207	$67,208

(1)	The Company recorded a provision of $65 million for loan losses within Other revenues in 2013.
(2)	Balances are gross of the allowance for loan losses.
(3)	The Company recorded a provision of $45 million for lending-related commitments within Other non-interest expenses in 2013.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Company’s Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the Company’s consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to 12 years. The Company establishes a reserve for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At December 31, 2014, the Company had $5,130 million of employee loans, net of an allowance of approximately $116 million. At December 31, 2013, the Company had $5,487 million of employee loans, net of an allowance of approximately $109 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At December 31, 2014, the balance of these loans was $40 million, net of an allowance of approximately $42 million. At December 31, 2013, the balance of these loans was $100 million, net of an allowance of approximately $51 million. The Company establishes a reserve for non-recourse loan amounts not recoverable from employees, which is recorded in Other expense.

9.     Goodwill and Net Intangible Assets.

The Company completed its annual goodwill impairment testing on July 1, 2014 and July 1, 2013. The Company’s impairment testing for each period did not indicate any goodwill impairment as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. Adverse market or economic events could result in impairment charges in future periods.

Goodwill.

Changes in the carrying amount of the Company’s goodwill, net of accumulated impairment losses for 2014 and 2013, were as follows:

	Institutional Securities	Wealth Management(1)	Investment Management(1)	Total
	(dollars in millions)
Goodwill at December 31, 2012(2)	$337	$5,544	$769	$6,650
Foreign currency translation adjustments and other	(27)	—	—	(27)
Goodwill disposed of during the period(3)(4)	(17)	(11)	—	(28)

Goodwill at December 31, 2013(2)	$293	$5,533	$769	$6,595
Foreign currency translation adjustments and other	(14)	—	—	(14)
Goodwill acquired during the period(5)	7	—	—	7

Goodwill at December 31, 2014(2)	$286	$5,533	$769	$6,588

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(2)	The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Company’s Institutional Securities business segment and $27 million related to the Company’s Investment Management business segment, was $7,288 million and $7,295 million at December 31, 2014 and December 31, 2013, respectively.
(3)	In 2011, the Company announced that it had reached an agreement with the employees of its in-house quantitative proprietary trading unit, Process Driven Trading (“PDT”), within the Company’s Institutional Securities business segment, whereby PDT employees acquired certain assets from the Company and launched an independent advisory firm. This transaction closed on January 1, 2013.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	The Company’s Wealth Management business segment sold the U.K. operations of the Global Stock Plan Services business on May 31, 2013.
(5)	On October 1, 2014, the Company completed the acquisition of NaturEner USA, LLC (“NaturEner”), a developer and operator of wind power generation projects, in exchange for the forgiveness of a loan, which resulted in the recognition of goodwill of approximately $7 million. The Company is still finalizing the fair value of the intangible assets and goodwill. When finalized, the amount of intangible assets and acquisition-related goodwill could change.

Net Intangible Assets.

Changes in the carrying amount of the Company’s intangible assets for 2014 and 2013 were as follows:

	Institutional Securities	Wealth Management(1)	Investment Management(1)	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2012	$175	$3,531	$70	$3,776
Mortgage servicing rights	—	7	—	7

Net intangible assets at December 31, 2012	$175	$3,538	$70	$3,783

Amortizable net intangible assets at December 31, 2012	$175	$3,531	$70	$3,776
Foreign currency translation adjustments and other	—	(1)	—	(1)
Amortization expense(2)	(117)	(322)	(14)	(453)
Impairment losses(3)(4)	(2)	(26)	(16)	(44)

Amortizable net intangible assets at December 31, 2013	56	3,182	40	3,278
Mortgage servicing rights	—	8	—	8

Net intangible assets at December 31, 2013	$56	$3,190	$40	$3,286

Amortizable net intangible assets at December 31, 2013	$56	$3,182	$40	$3,278
Disposal	(4)	—	—	(4)
Intangible assets acquired during the period(5)	182	—	—	182
Amortization expense	(13)	(274)	(10)	(297)
Impairment losses(3)	—	(3)	(3)	(6)

Amortizable net intangible assets at December 31, 2014	221	2,905	27	3,153
Mortgage servicing rights	—	6	—	6

Net intangible assets at December 31, 2014	$221	$2,911	$27	$3,159

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(2)	The Company’s Institutional Securities business segment activity primarily represents accelerated recovery of related intangible costs.
(3)	Impairment losses are recorded within Other expenses in the Company’s consolidated statements of income.
(4)	The Company’s Wealth Management business segment activity primarily represents an impairment charge related to management contracts associated with alternative investment funds.
(5)	On October 1, 2014, the Company completed the acquisition of NaturEner in exchange for the forgiveness of a loan, which resulted in the recognition of intangible assets of approximately $182 million. The Company is still finalizing the fair value of the intangible assets and goodwill. When finalized, the amount of intangible assets and acquisition-related goodwill could change.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2014		At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Amortizable intangible assets:
Trademarks	$7	$6	$7	$3
Tradename	280	21	280	12
Customer relationships	4,048	1,430	4,058	1,177
Management contracts	268	170	268	146
Other(1)	374	197	192	189

Total amortizable intangible assets	$4,977	$1,824	$4,805	$1,527

(1)	Amounts include intangible assets related to the acquisition of NaturEner on October 1, 2014.

Amortization expense associated with intangible assets is estimated to be approximately $294 million per year over the next five years.

10.    Deposits.

Deposits were as follows:

	At December 31, 2014(1)	At December 31, 2013(1)
	(dollars in millions)
Savings and demand deposits(2)	$132,159	$109,908
Time deposits(3)(4)	1,385	2,471

Total	$133,544	$112,379

(1)	Total deposits subject to the Federal Deposit Insurance Corporation (the “FDIC”) insurance at December 31, 2014 and December 31, 2013 were $99 billion and $84 billion, respectively.
(2)	There were no non-interest bearing deposits at December 31, 2014 and December 31, 2013.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 4).
(4)	The amount of U.S. time deposits that met or exceeded the FDIC insurance limit was not significant at December 31, 2014 and December 31, 2013.

The weighted average interest rates of interest bearing deposits outstanding during 2014, 2013 and 2012 were 0.1%, 0.2% and 0.3%, respectively.

Interest-bearing deposits maturing over the next five years total: $133,544 million in 2015, with no other deposits maturing after 2015. The amount for 2015 includes $132,159 million of saving deposits, which have no stated maturity, and $1,385 million of time deposits.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Borrowings and Other Secured Financings.

Commercial Paper and Other Short-Term Borrowings.

The table below summarizes certain information regarding commercial paper and other short-term borrowings:

	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Commercial paper(1)	$—	$8
Other short-term borrowings(2)(3)(4)	2,261	2,134

Total	$2,261	$2,142

(1)	Average weekly balance for Commercial paper was $1 million and $155 million at December 31, 2014 and December 31, 2013, respectively.
(2)	Average weekly balance for Other short-term borrowings was $1,923 million and $1,872 million at December 31, 2014 and December 31, 2013, respectively.
(3)	These borrowings included bank loans, bank notes and structured notes with original maturities of 12 months or less.
(4)	Certain structured short-term borrowings are carried at fair value under the fair value option (see Note 4).

Long-Term Borrowings.

Maturities and Terms.    Long-term borrowings consisted of the following (dollars in millions):

	Parent Company		Subsidiaries		At December 31, 2014(3)(4)	At December 31, 2013
	Fixed Rate	Variable Rate(1)(2)	Fixed Rate	Variable Rate(1)(2)

Due in 2014	$—	$—	$—	$—	$—	$24,193
Due in 2015	12,331	5,450	16	2,943	20,740	21,090
Due in 2016	10,648	8,315	35	1,645	20,643	23,144
Due in 2017	15,348	7,295	16	1,341	24,000	26,295
Due in 2018	12,998	3,730	16	935	17,679	15,308
Due in 2019	11,350	5,310	17	894	17,571	8,744
Thereafter	43,765	6,527	385	1,462	52,139	34,801

Total	$106,440	$36,627	$485	$9,220	$152,772	$153,575

Weighted average coupon at period-end(5)	4.7%	1.0%	6.5%	0.7%	4.2%	4.4%

(1)	Variable rate borrowings bear interest based on a variety of money market indices, including LIBOR and Federal Funds rates.
(2)	Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.
(3)	Amounts include an increase of approximately $3.3 billion at December 31, 2014 to the carrying amount of certain of the Company’s long-term borrowings associated with fair value hedges. The increase to the carrying value associated with fair value hedges by year due was approximately $0.1 billion due in 2015, $0.3 billion due in 2016, $0.7 billion due in 2017, $0.4 billion due in 2018, $0.5 billion due in 2019 and $1.3 billion due thereafter.
(4)	Amounts include an increase of approximately $0.7 billion at December 31, 2014 to the carrying amounts of certain of the Company’s long-term borrowings for which the fair value option was elected (see Note 4).
(5)	Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s long-term borrowings included the following components:

	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Senior debt	$139,565	$139,451
Subordinated debt	8,339	9,275
Junior subordinated debentures	4,868	4,849

Total	$152,772	$153,575

During 2014, the Company issued and reissued notes with a principal amount of approximately $36.7 billion and approximately $33.1 billion of notes matured or were retired. During 2013, the Company issued and reissued notes with a principal amount of approximately $27.9 billion and approximately $38.7 billion of notes matured or were retired.

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked, commodity-linked or linked to some other index (e.g., the consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions that effectively allow the holders to put or extend the notes aggregated $2,175 million at December 31, 2014 and $1,175 million at December 31, 2013. In addition, separate agreements are entered into by the Company’s subsidiaries that effectively allow the holders to put the notes aggregated $551 million at December 31, 2014 and $353 million at December 31, 2013. Subordinated debt and junior subordinated debentures generally are issued to meet the capital requirements of the Company or its regulated subsidiaries and primarily are U.S. dollar denominated.

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

Subordinated Debt and Junior Subordinated Debentures.    Included in the Company’s long-term borrowings are subordinated notes of $8,339 million having a contractual weighted average coupon of 4.57% at December 31, 2014 and $9,275 million having a contractual weighted average coupon of 4.69% at December 31, 2013. Junior subordinated debentures outstanding by the Company were $4,868 million at December 31, 2014 and $4,849 million at December 31, 2013 having a contractual weighted average coupon of 6.37% at both December 31, 2014 and December 31, 2013. Maturities of the subordinated and junior subordinated notes range from 2022 to 2067, while maturities of certain junior subordinated debentures can be extended to 2052 at the Company’s option.

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

	2014	2013	2012
Weighted average coupon of long-term borrowings at period-end(1)	4.2%	4.4%	4.4%
Effective average borrowing rate for long-term borrowings after swaps at period-end(1)	2.3%	2.2%	2.3%

(1)	Included in the weighted average and effective average calculations are U.S. and non-U.S. dollar interest rates.

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

The Company’s Other secured financings consisted of the following:

	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Secured financings with original maturities greater than one year	$10,346	$9,750
Secured financings with original maturities one year or less(1)	1,395	4,233
Failed sales(2)	344	232

Total(3)	$12,085	$14,215

(1)	Amounts include approximately $1,299 million of variable rate financings and approximately $96 million in fixed rate financings at December 31, 2014 and approximately $3,899 million of variable rate financings and approximately $334 million in fixed rate financings at December 31, 2013.
(2)	For more information on failed sales, see Note 7.
(3)	Amounts include $4,504 million and $5,206 million at fair value at December 31, 2014 and December 31, 2013, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities and Terms:    Secured financings with original maturities greater than one year consisted of the following:

	Fixed Rate	Variable Rate(1)(2)	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Due in 2014	$—	$—	$—	$3,500
Due in 2015	27	3,314	3,341	1,906
Due in 2016	—	4,705	4,705	2,942
Due in 2017	263	618	881	160
Due in 2018	—	786	786	675
Due in 2019	118	76	194	—
Thereafter	123	316	439	567

Total	$531	$9,815	$10,346	$9,750

Weighted average coupon rate at period-end(3)	3.4%	0.6%	0.8%	1.4%

(1)	Variable rate borrowings bear interest based on a variety of indices, including LIBOR.
(2)	Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.
(3)	Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes secured financings that are linked to non-interest indices.

Maturities and Terms:    Failed sales consisted of the following:

	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Due in 2014	$—	$100
Due in 2015	32	57
Due in 2016	90	36
Due in 2017	148	24
Due in 2018	14	—
Due in 2019	10	3
Thereafter	50	12

Total	$344	$232

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

	At December 31, 2014
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$427,079	$(396,582)	$30,497	$(9,844)	$(19)	$20,634
Cleared OTC(4)	217,169	(215,576)	1,593	—	—	1,593
Exchange traded	32,123	(27,819)	4,304	—	—	4,304

Total derivative assets	$676,371	$(639,977)	$36,394	$(9,844)	$(19)	$26,531

Derivative liabilities
Bilateral OTC	$410,003	$(375,095)	$34,908	$(11,192)	$(179)	$23,537
Cleared OTC(4)	211,695	(211,180)	515	—	(6)	509
Exchange traded	32,608	(27,819)	4,789	(726)	—	4,063

Total derivative liabilities	$654,306	$(614,094)	$40,212	$(11,918)	$(185)	$28,109

(1)	Amounts include $6.5 billion of derivative assets and $6.9 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$404,352	$(378,459)	$25,893	$(8,785)	$(132)	$16,976
Cleared OTC(4)	267,057	(266,419)	638	—	—	638
Exchange traded	31,609	(25,673)	5,936	—	—	5,936

Total derivative assets	$703,018	$(670,551)	$32,467	$(8,785)	$(132)	$23,550

Derivative liabilities
Bilateral OTC	$386,199	$(361,059)	$25,140	$(5,365)	$(136)	$19,639
Cleared OTC(4)	266,559	(265,378)	1,181	—	(372)	809
Exchange traded	33,113	(25,673)	7,440	(651)	—	6,789

Total derivative liabilities	$685,871	$(652,110)	$33,761	$(6,016)	$(508)	$27,237

(1)	Amounts include $8.7 billion of derivative assets and $7.3 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at December 31, 2014 and December 31, 2013. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Trading Assets at December 31, 2014(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post- collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$499	$246	$1,313	$4,281	$(5,009)	$1,330	$1,035
AA	2,679	2,811	2,704	14,137	(15,415)	6,916	4,719
A	11,733	10,833	7,585	23,968	(43,644)	10,475	6,520
BBB	5,119	3,753	2,592	13,132	(15,844)	8,752	6,035
Non-investment grade	3,196	3,089	1,541	2,499	(5,727)	4,598	3,918

Total	$23,226	$20,732	$15,735	$58,017	$(85,639)	$32,071	$22,227

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Trading Assets at December 31, 2013(1)

	Years to Maturity				Cross- Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post-collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$300	$752	$1,073	$3,664	$(3,721)	$2,068	$1,673
AA	2,687	3,145	3,377	9,791	(13,515)	5,485	3,927
A	7,382	8,428	9,643	17,184	(35,644)	6,993	4,970
BBB	2,617	3,916	3,228	13,693	(16,191)	7,263	4,870
Non-investment grade	2,053	2,980	1,372	2,922	(4,737)	4,590	2,174

Total	$15,039	$19,221	$18,693	$47,254	$(73,808)	$26,399	$17,614

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

Net Investment Hedges.    The Company may utilize forward foreign exchange contracts to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. To the extent that the notional amounts of the hedging instruments equal the portion of the investments being hedged and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the investee and the parent’s functional currency, no hedge ineffectiveness is recognized in earnings. If these exchange rates are not the same, the Company uses regression analysis to assess the prospective and retrospective effectiveness of the hedge relationships and any ineffectiveness is recognized in Interest income. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within AOCI. The forward points on the hedging instruments are excluded from hedge effectiveness testing and are recorded in Interest income.

During 2012, the Company recognized an out-of-period pre-tax gain of approximately $109 million in its Institutional Securities business segment’s Other sales and trading net revenues related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts previously designated as net investment hedges of certain non-U.S. dollar-denominated subsidiaries. The Company evaluated the effects of the incorrect application of hedge accounting, both qualitatively and quantitatively, and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements. Subsequent to the identification of the incorrect application of net investment hedge accounting, the Company appropriately redesignated the forward foreign exchange contracts and reapplied hedge accounting.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value and Notional of Derivative Instruments.    The following tables summarize the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract and the platform on which these instruments are traded or cleared on a gross basis. Fair values of derivative contracts in an asset position are included in Trading assets, and fair values of derivative contracts in a liability position are reflected in Trading liabilities in the Company’s consolidated statements of financial condition (see Note 4):

	Derivative Assets at December 31, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$3,947	$1,053	$—	$5,000	$44,324	$27,692	$—	$72,016
Foreign exchange contracts	498	6	—	504	9,362	261	—	9,623

Total derivatives designated as accounting hedges	4,445	1,059	—	5,504	53,686	27,953	—	81,639

Derivatives not designated as accounting hedges(2):
Interest rate contracts	281,214	211,552	407	493,173	4,854,953	9,187,454	1,467,056	15,509,463
Credit contracts	27,776	4,406	—	32,182	806,441	167,390	—	973,831
Foreign exchange contracts	72,362	152	83	72,597	1,955,343	11,538	9,663	1,976,544
Equity contracts	23,208	—	24,916	48,124	299,363	—	271,164	570,527
Commodity contracts	17,698	—	6,717	24,415	115,792	—	156,440	272,232
Other	376	—	—	376	5,179	—	—	5,179

Total derivatives not designated as accounting hedges	422,634	216,110	32,123	670,867	8,037,071	9,366,382	1,904,323	19,307,776

Total derivatives	$427,079	$217,169	$32,123	$676,371	$8,090,757	$9,394,335	$1,904,323	$19,389,415
Cash collateral netting	(58,541)	(4,654)	—	(63,195)	—	—	—	—
Counterparty netting	(338,041)	(210,922)	(27,819)	(576,782)	—	—	—	—

Total derivative assets	$30,497	$1,593	$4,304	$36,394	$8,090,757	$9,394,335	$1,904,323	$19,389,415

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Liabilities at December 31, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$125	$99	$—	$224	$2,024	$7,588	$—	$9,612
Foreign exchange contracts	5	1	—	6	1,491	121	—	1,612

Total derivatives designated as accounting hedges	130	100	—	230	3,515	7,709	—	11,224

Derivatives not designated as accounting hedges(2):
Interest rate contracts	264,579	207,482	293	472,354	4,615,886	9,138,417	1,714,021	15,468,324
Credit contracts	28,165	3,944	—	32,109	714,181	154,054	—	868,235
Foreign exchange contracts	72,156	169	21	72,346	1,947,178	11,477	1,761	1,960,416
Equity contracts	30,061	—	25,511	55,572	339,884	—	302,205	642,089
Commodity contracts	14,740	—	6,783	21,523	93,019	—	132,136	225,155
Other	172	—	—	172	5,478	—	—	5,478

Total derivatives not designated as accounting hedges	409,873	211,595	32,608	654,076	7,715,626	9,303,948	2,150,123	19,169,697

Total derivatives	$410,003	$211,695	$32,608	$654,306	$7,719,141	$9,311,657	$2,150,123	$19,180,921
Cash collateral netting	(37,054)	(258)	—	(37,312)	—	—	—	—
Counterparty netting	(338,041)	(210,922)	(27,819)	(576,782)	—	—	—	—

Total derivative liabilities	$34,908	$515	$4,789	$40,212	$7,719,141	$9,311,657	$2,150,123	$19,180,921

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $685 billion and $1,122 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $472 million and $21 million is included in Customer and other receivables and Customer and other payables, respectively, in the Company’s consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Assets at December 31, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$4,729	$287	$—	$5,016	$54,696	$14,685	$—	$69,381
Foreign exchange contracts	236	—	—	236	6,694	—	—	6,694

Total derivatives designated as accounting hedges	4,965	287	—	5,252	61,390	14,685	—	76,075

Derivatives not designated as accounting hedges(2):
Interest rate contracts	262,697	261,348	291	524,336	6,206,450	11,854,610	856,137	18,917,197
Credit contracts	39,054	5,292	—	44,346	1,244,004	240,781	—	1,484,785
Foreign exchange contracts	61,383	130	52	61,565	1,818,429	9,634	9,783	1,837,846
Equity contracts	26,104	—	28,001	54,105	294,524	—	437,842	732,366
Commodity contracts	10,106	—	3,265	13,371	144,981	—	139,433	284,414
Other	43	—	—	43	3,198	—	—	3,198

Total derivatives not designated as accounting hedges	399,387	266,770	31,609	697,766	9,711,586	12,105,025	1,443,195	23,259,806

Total derivatives	$404,352	$267,057	$31,609	$703,018	$9,772,976	$12,119,710	$1,443,195	$23,335,881
Cash collateral netting	(48,540)	(3,462)	—	(52,002)	—	—	—	—
Counterparty netting	(329,919)	(262,957)	(25,673)	(618,549)	—	—	—	—

Total derivative assets	$25,893	$638	$5,936	$32,467	$9,772,976	$12,119,710	$1,443,195	$23,335,881

	Derivative Liabilities at December 31, 2013
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$570	$614	$—	$1,184	$2,642	$12,667	$—	$15,309
Foreign exchange contracts	258	5	—	263	5,970	503	—	6,473

Total derivatives designated as accounting hedges	828	619	—	1,447	8,612	13,170	—	21,782

Derivatives not designated as accounting hedges(2):
Interest rate contracts	244,906	261,011	228	506,145	6,035,757	11,954,325	1,067,894	19,057,976
Credit contracts	37,835	4,791	—	42,626	1,099,483	213,900	—	1,313,383
Foreign exchange contracts	61,635	138	23	61,796	1,897,400	10,505	3,106	1,911,011
Equity contracts	31,483	—	29,412	60,895	341,232	—	464,622	805,854
Commodity contracts	9,436	—	3,450	12,886	138,784	—	120,556	259,340
Other	76	—	—	76	4,659	—	—	4,659

Total derivatives not designated as accounting hedges	385,371	265,940	33,113	684,424	9,517,315	12,178,730	1,656,178	23,352,223

Total derivatives	$386,199	$266,559	$33,113	$685,871	$9,525,927	$12,191,900	$1,656,178	$23,374,005
Cash collateral netting	(31,139)	(2,422)	—	(33,561)	—	—	—	—
Counterparty netting	(329,920)	(262,956)	(25,673)	(618,549)	—	—	—	—

Total derivative liabilities	$25,140	$1,181	$7,440	$33,761	$9,525,927	$12,191,900	$1,656,178	$23,374,005

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $426 billion and $729 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $879 million and $27 million is included in Customer and other receivables and Customer and other payables, respectively, in the Company’s consolidated statements of financial condition.

The following tables summarize the gains or losses reported on derivative instruments designated and qualifying as accounting hedges for 2014, 2013 and 2012.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on derivative instruments and the related hedge item as well as the hedge ineffectiveness included in Interest expense in the Company’s consolidated statements of income from interest rate contracts:

	Gains (Losses) Recognized
Product Type	2014	2013	2012
	(dollars in millions)
Derivatives	$1,462	$(4,332)	$29
Borrowings	(173)	5,604	703

Total	$1,289	$1,272	$732

Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
Product Type	2014	2013	2012(1)
	(dollars in millions)
Foreign exchange contracts(2)	$606	$448	$102

Total	$606	$448	$102

(1)	A gain of $77 million, net of tax, related to net investment hedges was reclassified from other comprehensive income (“OCI”) into income during 2012. The amount primarily related to the reversal of amounts recorded in cumulative other comprehensive income due to the incorrect application of hedge accounting on certain derivative contracts (see above for further information).
(2)	Losses of $186 million, $154 million and $235 million related to the forward points on the hedging instruments were excluded from hedge effectiveness testing and recognized in interest income during 2014, 2013 and 2012, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes gains (losses) on derivative instruments not designated as accounting hedges for 2014, 2013 and 2012:

	Gains (Losses) Recognized in Income(1)(2)
Product Type	2014	2013	2012
	(dollars in millions)
Interest rate contracts	$(1,549)	$(608)	$2,930
Credit contracts	(142)	74	(722)
Foreign exchange contracts	1,597	4,546	(340)
Equity contracts	(3,027)	(9,193)	(1,794)
Commodity contracts	1,816	772	387
Other contracts	123	(90)	1

Total derivative instruments	$(1,182)	$(4,499)	$462

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading revenues in the Company’s consolidated statements of income.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading revenues in the Company’s consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $10 million and $32 million at December 31, 2014 and December 31, 2013, respectively, and a notional value of $2,069 million and $2,140 million at December 31, 2014 and December 31, 2013, respectively. The Company recognized losses of $22 million, losses of $27 million and gains of $12 million related to changes in the fair value of its bifurcated embedded derivatives for 2014, 2013 and 2012, respectively.

At December 31, 2014 and December 31, 2013, the amount of payables associated with cash collateral received that was netted against derivative assets was $63.2 billion and $52.0 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $37.3 billion and $33.6 billion, respectively. Cash collateral receivables and payables of $21 million and $30 million, respectively, at December 31, 2014 and $10 million and $13 million, respectively, at December 31, 2013, were not offset against certain contracts that did not meet the definition of a derivative.

Credit Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade. At December 31, 2014, the aggregate fair value of OTC derivative contracts that contain credit risk-related contingent features that are in a net liability position totaled $29,543 million, for which the Company has posted collateral of $24,802 million, in the normal course of business. The additional collateral or termination payments which may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). At December 31, 2014, for such OTC trading agreements, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,708 million and an incremental $2,758 million, respectively. Of these amounts, $3,195 million at December 31, 2014 related to bilateral arrangements between the Company and other

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at December 31, 2014 and December 31, 2013:

	At December 31, 2014
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$535,415	$(2,479)	$509,872	$1,641
Index and basket credit default swaps	276,465	(1,777)	229,789	1,563
Tranched index and basket credit default swaps	96,182	(2,355)	194,343	3,334

Total	$908,062	$(6,611)	$934,004	$6,538

	At December 31, 2013
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$799,838	$(9,349)	$758,536	$8,564
Index and basket credit default swaps	454,355	(3,756)	361,961	2,827
Tranched index and basket credit default swaps	146,597	(3,889)	276,881	3,883

Total	$1,400,790	$(16,994)	$1,397,378	$15,274

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below summarize the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at December 31, 2014 and December 31, 2013:

	At December 31, 2014
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$2,385	$9,400	$6,147	$692	$18,624	$(113)
AA	9,080	23,701	14,769	3,318	50,868	(688)
A	22,861	52,291	22,083	2,944	100,179	(1,962)
BBB	48,547	114,384	60,629	13,536	237,096	(1,489)
Non-investment grade	29,857	66,066	29,011	3,714	128,648	1,773

Total	112,730	265,842	132,639	24,204	535,415	(2,479)

Index and basket credit default swaps(3):
AAA	17,625	31,124	7,265	1,883	57,897	(985)
AA	704	6,512	716	2,864	10,796	(270)
A	1,283	6,841	10,154	30	18,308	(465)
BBB	30,265	40,575	60,141	7,730	138,711	(2,904)
Non-investment grade	25,750	88,105	22,971	10,109	146,935	492

Total	75,627	173,157	101,247	22,616	372,647	(4,132)

Total credit default swaps sold	$188,357	$438,999	$233,886	$46,820	$908,062	$(6,611)

Other credit contracts(4)(5)	$51	$539	$1	$620	$1,211	$(500)

Total credit derivatives and other credit contracts	$188,408	$439,538	$233,887	$47,440	$909,273	$(7,111)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the term of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amounts shown represent the fair value of the hybrid instruments.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2013
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$1,546	$8,661	$12,128	$1,282	$23,617	$(145)
AA	9,443	24,158	25,310	4,317	63,228	(845)
A	45,663	53,755	44,428	4,666	148,512	(2,704)
BBB	103,143	122,382	112,950	20,491	358,966	(4,294)
Non-investment grade	60,254	77,393	61,088	6,780	205,515	(1,361)

Total	220,049	286,349	255,904	37,536	799,838	(9,349)

Index and basket credit default swaps(3):
AAA	14,890	40,522	30,613	2,184	88,209	(1,679)
AA	3,751	4,127	4,593	6,006	18,477	(275)
A	2,064	2,263	11,633	36	15,996	(418)
BBB	5,974	29,709	74,982	3,847	114,512	(2,220)
Non-investment grade	67,108	157,149	122,516	16,985	363,758	(3,053)

Total	93,787	233,770	244,337	29,058	600,952	(7,645)

Total credit default swaps sold	$313,836	$520,119	$500,241	$66,594	$1,400,790	$(16,994)

Other credit contracts(4)(5)	$75	$441	$529	$816	$1,861	$(457)

Total credit derivatives and other credit contracts	$313,911	$520,560	$500,770	$67,410	$1,402,651	$(17,451)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the term of the contracts.
(3)	Credit ratings are calculated internally.
(4)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(5)	Fair value amounts shown represent the fair value of the hybrid instruments.

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

When external credit ratings are not available, credit ratings are determined based upon an internal methodology.

Credit Protection Sold through CLNs and CDOs.    The Company has invested in CLNs and CDOs, which are hybrid instruments containing embedded derivatives, in which credit protection has been sold to the issuer of the note. If there is a credit event of a reference entity underlying the instrument, the principal balance of the note may not be repaid in full to the Company.

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $731 billion and $1,116 billion at December 31, 2014 and December 31, 2013, respectively, compared with a notional amount of approximately $805 billion and $1,252 billion at December 31, 2014 and December 31, 2013, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending at December 31, 2014 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity				Total at December 31, 2014
	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$457	$1	$—	$2	$460
Investment activities	511	82	24	446	1,063
Primary lending commitments—investment grade(1)	8,507	14,874	35,850	1,437	60,668
Primary lending commitments—non-investment grade(1)	1,101	5,148	13,062	2,051	21,362
Secondary lending commitments(2)	1	32	38	116	187
Commitments for secured lending transactions	1,194	534	181	919	2,828
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	42,033	—	—	—	42,033
Commercial and residential mortgage-related commitments	7	444	528	329	1,308
Underwriting commitments	290	—	—	—	290
Other lending commitments	4,284	1,089	364	98	5,835

Total	$58,385	$22,204	$50,047	$5,398	$136,034

(1)	Total amount includes $49.9 billion of investment grade and $13.0 billion of non-investment grade unfunded commitments accounted for as held for investment and $8.4 billion of investment grade and $7.4 billion of non-investment grade unfunded commitments accounted for as held for sale at December 31, 2014. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the Company’s consolidated statements of financial condition (see Note 4).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to December 31, 2014 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days, and of the total amount at December 31, 2014, $41.2 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $0.5 billion.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lending Commitments.    Primary lending commitments are those that are originated by the Company, whereas secondary lending commitments are purchased from third parties in the market. The commitments include lending commitments that are made to investment grade and non-investment grade companies in connection with corporate lending and other business activities.

Commitments for Secured Lending Transactions.    Secured lending commitments are extended by the Company to companies and are secured by real estate or other physical assets of the borrower. Loans made under these arrangements typically are at variable rates and generally provide for over-collateralization based upon the creditworthiness of the borrower.

Forward Starting Reverse Repurchase Agreements.    The Company has entered into forward starting securities purchased under agreements to resell (agreements that have a trade date at or prior to December 31, 2014 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations.

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

Premises and Equipment.    The Company has non-cancelable operating leases covering premises and equipment (excluding commodity operating leases, shown separately). At December 31, 2014, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows:

Year Ended	Operating Premises Leases
(dollars in millions)
2015	$599
2016	601
2017	558
2018	465
2019	382
Thereafter	2,588

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total of minimum rentals to be received in the future under non-cancelable operating subleases at December 31, 2014 was $76 million.

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $715 million, $742 million and $765 million in 2014, 2013 and 2012, respectively.

In connection with its commodities business, the Company enters into operating leases for both crude oil and refined products storage and for vessel charters. At December 31, 2014, future minimum rental commitments under such leases were as follows:

Year Ended	Operating Equipment Leases
(dollars in millions)
2015	$204
2016	104
2017	96
2018	90
2019	55
Thereafter	61

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at December 31, 2014:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$188,357	$438,999	$233,886	$46,820	$908,062	$(6,611)	$—
Other credit contracts	51	539	1	620	1,211	(500)	—
Non-credit derivative contracts(1)	1,386,044	713,180	269,632	517,968	2,886,824	81,021	—
Standby letters of credit and other financial guarantees issued(2)	607	1,102	1,056	5,792	8,557	(223)	6,434
Market value guarantees	28	426	125	104	683	5	88
Liquidity facilities	2,507	—	—	—	2,507	(4)	3,779
Whole loan sales guarantees	—	—	—	23,605	23,605	9	—
Securitization representations and warranties	—	—	—	65,520	65,520	98	—
General partner guarantees	72	—	58	352	482	71	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 12.
(2)	Approximately $2.1 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Trading assets or Trading liabilities in the Company’s consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, security or commodity price, an index, or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, as well as indirect guarantees of the indebtedness of others. The Company’s use of guarantees is described below by type of guarantee:

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

Standby Letters of Credit and Other Financial Guarantees Issued.    In connection with its corporate lending business and other corporate activities, the Company provides standby letters of credit and other financial guarantees to counterparties. Such arrangements represent obligations to make payments to third parties if the counterparty fails to fulfill its obligation under a borrowing arrangement or other contractual obligation. A majority of the Company’s standby letters of credit are provided on behalf of counterparties that are investment grade.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities as well as make-whole or recourse provisions with the trust sponsors. Primarily all of the underlying assets in the SPEs are investment grade. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives.

Whole Loan Sale Guarantees.    The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain whole loan sales. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. The Company’s maximum potential payout related to such representations and warranties is equal to the current unpaid principal balance (“UPB”) of such loans. The Company has information on the current UPB only when it services the loans. The amount included in the above table for the maximum potential payout of $23.6 billion includes the current UPB where known of $4.7 billion and the UPB at the time of sale of $18.9 billion when the current UPB is not known. The UPB at the time of the sale of all loans covered by these representations and warranties was approximately $44.9 billion. The related liability primarily relates to sales of loans to the federal mortgage agencies.

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

Between 2004 and 2014, the Company sponsored approximately $148 billion of RMBS primarily containing U.S. residential loans that were outstanding at December 31, 2014. Of that amount, the Company made representations and warranties relating to approximately $47.0 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21 billion of loans. At December 31, 2014, the Company had recorded $98 million in the Company’s consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these residential mortgages. At December 31, 2014, the current UPB for all the residential assets subject to such representations and warranties was approximately $15.5 billion, and the cumulative losses associated with U.S. RMBS were approximately $14.1 billion. The Company did not make, or otherwise agree to be responsible for, the representations and warranties made by third-party sellers on approximately $79.9 billion of residential loans that it securitized during that time period.

The Company also made representations and warranties in connection with its role as an originator of certain commercial mortgage loans that it securitized in CMBS. Between 2004 and 2014, the Company originated approximately $56 billion and $7 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that were placed into CMBS sponsored by the Company that were outstanding at December 31, 2014. At December 31, 2014, the Company had not accrued any amounts in the Company’s consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these commercial mortgages. At December 31, 2014, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties was $33.7 billion. For the non-U.S. commercial mortgage loans, the amount included in the above table for the maximum potential payout includes the current UPB when known of $1.8 billion and the UPB at the time of sale when the current UPB is not known of $0.4 billion.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General Partner Guarantees.    As a general partner in certain private equity and real estate partnerships, the Company receives certain distributions from the partnerships related to achieving certain return hurdles according to the provisions of the partnership agreements. The Company, from time to time, may be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements, subject to certain limitations.

Other Guarantees and Indemnities.

In the normal course of business, the Company provides guarantees and indemnifications in a variety of commercial transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications are described below.

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending such proceeds to the Company in exchange for junior subordinated debentures. The Morgan Stanley Capital Trusts are special purpose entities and only the Parent provides a guarantee for the trust preferred securities. The Company has directly guaranteed the repayment of the trust preferred securities to the holders in accordance with the terms thereof. See Note 11 for details on the Company’s junior subordinated debentures.

•

Indemnities.    The Company provides standard indemnities to counterparties for certain contingent exposures and taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions, certain annuity products and other financial arrangements. These indemnity payments could be required based on a change in the tax laws, a change in interpretation of applicable tax rulings or a change in factual circumstances. Certain contracts contain provisions that enable the Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated.

•

Exchange/Clearinghouse Member Guarantees.    The Company is a member of various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or derivative contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange or the clearinghouse. While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s obligations under these rules would arise only if the exchange or clearinghouse had previously exhausted its resources. In addition, some clearinghouse rules require members to assume a proportionate share of losses resulting from the clearinghouse’s investment of guarantee fund contributions and initial margin, and of other losses unrelated to the default of a clearing member, if such losses exceed the specified resources allocated for such purpose by the clearinghouse. The maximum potential payout under these rules cannot be estimated. The Company has not recorded any contingent liability in its consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

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

The Company incurred legal expenses of $3,411 million in 2014, $1,952 million in 2013 and $513 million in 2012. The legal expenses incurred in 2014 were primarily due to reserve additions related to an agreement reached in principle with the United States Department of Justice, Civil Division and the U.S. Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2,600 million to resolve certain claims that the Civil Division indicated it intended to bring against the Company, as well as reserves related to certain claims that other members of the RMBS Working Group of the Financial Fraud Enforcement Task Force have indicated they intend to bring against the Company. The legal expenses incurred in 2013 were primarily due to settlements and reserve additions related to various matters, including the Company’s February 7, 2014 agreement to settle the Federal Housing Finance Agency as Conservator v. Morgan Stanley et al. litigation for $1,250 million and the Company’s January 30, 2014 agreement in principle with the Staff of the Enforcement Division of the U.S. Securities and Exchange Commission (the “SEC”) to resolve an investigation related to certain subprime RMBS transactions for $275 million.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. The Company was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. The Company filed its answer on August 17, 2012. The Company filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, the Company filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On October 13, 2014, the Company filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

14.    Regulatory Requirements.

Regulatory Capital Framework.    The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Company’s U.S. bank operating subsidiaries MSBNA and MSPBNA (“U.S. Subsidiary Banks”). The U.S. banking regulators have comprehensively revised their risk-based and leverage capital framework to implement many aspects of the Basel III capital standards established by the Basel Committee. The U.S. banking regulators’ revised capital framework is referred to herein as “U.S. Basel III.” The Company and the Company’s U.S. Subsidiary Banks became subject to U.S. Basel III on January 1, 2014.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Calculation of Risk-Based Capital Ratios.    The Company is required to calculate and hold capital against credit, market and operational risk-weighted assets (“RWAs”). RWAs reflect both on- and off-balance sheet risk of the Company. Credit risk RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. Market risk RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. Operational risk RWAs reflect capital charges attributable to the risk of loss resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, theft, legal and compliance risks or damage to physical assets).

On February 21, 2014, the Federal Reserve and the OCC approved the Company’s and its U.S. Subsidiary Banks’ respective use of the U.S. Basel III advanced internal ratings-based approach for determining credit risk capital requirements and advanced measurement approaches for determining operational risk capital requirements to calculate and publicly disclose their risk-based capital ratios beginning with the second quarter of 2014, subject to the “capital floor” discussed below (the “Advanced Approach”). As an Advanced Approach banking organization, the Company is required to compute risk-based capital ratios using both (i) standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) an advanced internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs under U.S. Basel III.

To implement a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, U.S. Basel III subjects Advanced Approach banking organizations that have been approved by their regulators to exit the parallel run, such as the Company, to a permanent “capital floor.” In 2014, as a result of the capital floor, an Advanced Approach banking organization’s binding risk-based capital ratios were the lower of its ratios computed under the Advanced Approach and U.S. Basel I as supplemented by Basel 2.5. Beginning on January 1, 2015, the Company’s ratios for regulatory purposes are the lower of the capital ratios computed under the Advanced Approach or the Standardized Approach under U.S. Basel III. The U.S. Basel III Standardized Approach modifies certain U.S. Basel I-based methods for calculating RWAs and prescribes new standardized risk weights for certain types of assets and exposures. The capital floor applies to the calculation of the minimum risk-based capital requirements as well as the capital conservation buffer and, if deployed by banking regulators, the countercyclical capital buffer.

The methods for calculating each of the Company’s risk-based capital ratios will change through January 1, 2022 as U.S. Basel III’s revisions to the numerator and denominator are phased in and as the Company calculates RWAs using the Advanced Approach and the Standardized Approach. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile.

The Company’s Regulatory Capital and Capital Ratios.    Beginning with the second quarter of 2014, the Company and its U.S. Subsidiary Banks’ risk-based capital ratios for regulatory purposes are the lower of each ratio calculated using RWAs under U.S. Basel I as supplemented by Basel 2.5 and the Advanced Approach. At December 31, 2014, the Company’s risk-based capital ratios were lower under the Advanced Approach transitional rules; however, the risk-based capital ratios for the Company’s U.S. Subsidiary Banks were lower under U.S. Basel I as supplemented by Basel 2.5.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s capital measures under the respective regulatory capital framework, including the minimum regulatory capital ratios at December 31, 2014 and December 31, 2013.

	At December 31, 2014			At December 31, 2013
	U.S. Basel III Transitional/ Advanced Approach		Minimum Regulatory Capital Ratio(1)	U.S. Basel I(2)		Minimum Regulatory Capital Ratio(3)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Regulatory capital and capital ratios:
Common Equity Tier 1 capital/Tier 1 common capital	$57,324	12.6%	4.0%	$49,917	12.8%	N/A
Tier 1 capital	64,182	14.1%	5.5%	61,007	15.6%	4.0%
Total capital	74,972	16.4%	8.0%	66,000	16.9%	8.0%
Tier 1 leverage	—	7.9%	4.0%	—	7.6%	4.0%
Assets:
RWAs	$456,008	—	N/A	$390,366	—	N/A
Adjusted average assets	810,524	—	N/A	805,838	—	N/A

N/A—Not Applicable.

(1)	Percentages represent minimum regulatory capital ratios under U.S. Basel III.
(2)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s Tier 1 and total risk-based capital ratios, Tier 1 leverage ratio and RWAs at December 31, 2013 were calculated under this framework.
(3)	Percentages represent minimum regulatory capital ratios under U.S. Basel I as supplemented by Basel 2.5.

The Company’s U.S. Subsidiary Banks.    The Company’s U.S. Subsidiary Banks are subject to similar regulatory capital requirements as the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s U.S. Subsidiary Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s U.S. Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Company’s U.S. Subsidiary Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The table below sets forth the capital information for MSBNA at December 31, 2014 and December 31, 2013:

	At December 31, 2014			At December 31, 2013
	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)	U.S. Basel I(2)(3)		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$12,355	12.2%	6.5%	N/A	N/A	N/A
Tier 1 capital	$12,355	12.2%	8.0%	$11,086	14.6%	6.0%
Total capital	$14,040	13.9%	10.0%	$12,749	16.8%	10.0%
Tier 1 leverage	$12,355	10.2%	5.0%	$11,086	10.8%	5.0%

N/A—Not Applicable.

(1)	Capital ratios required to be considered well-capitalized for U.S. regulatory purposes.
(2)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s U.S. Subsidiary Banks’ Tier 1 and total risk-based capital ratios, Tier 1 leverage ratio and RWAs at December 31, 2013 were calculated under this framework.
(3)	MSBNA ratios have been restated to reflect certain amendments to its regulatory reports.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below sets forth the capital information for MSPBNA at December 31, 2014 and December 31, 2013:

	At December 31, 2014			At December 31, 2013
	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)	U.S. Basel I(2)		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$2,468	20.3%	6.5%	N/A	N/A	N/A
Tier 1 capital	$2,468	20.3%	8.0%	$2,177	26.5%	6.0%
Total capital	$2,480	20.4%	10.0%	$2,184	26.6%	10.0%
Tier 1 leverage	$2,468	9.4%	5.0%	$2,177	9.7%	5.0%

N/A—Not Applicable.

(1)	Capital ratios required to be considered well-capitalized for U.S. regulatory purposes.
(2)	The standards applicable in 2013 included U.S. Basel I as supplemented by Basel 2.5. The Company’s U.S. Subsidiary Banks’ Tier 1 and total risk-based capital ratios, Tier 1 leverage ratio and RWAs at December 31, 2013 were calculated under this framework.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain certain minimum capital ratios. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At December 31, 2014 and December 31, 2013, the Company’s U.S. Subsidiary Banks maintained capital at levels in excess of the universally mandated well-capitalized requirements. The Company’s U.S. Subsidiary Banks maintained capital at levels sufficiently in excess of these “well capitalized” requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the U.S. Commodity Futures Trading Commission (the “CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $6,593 million and $7,201 million at December 31, 2014 and December 31, 2013, respectively, which exceeded the amount required by $4,928 million and $5,627 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At December 31, 2014 and December 31, 2013, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB LLC is a registered broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $4,620 million and $3,489 million at December 31, 2014 and December 31, 2013, respectively, which exceeded the amount required by $4,460 million and $3,308 million, respectively.

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

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At December 31, 2014 and December 31, 2013, approximately $31.8 billion and $21.9 billion, respectively, of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the parent company.

15.    Total Equity

Morgan Stanley Shareholders’ Equity.

Common Stock.    Changes in shares of common stock outstanding for 2014 and 2013 were as follows (share data in millions):

	2014	2013
Shares outstanding at beginning of period	1,945	1,974
Treasury stock purchases(1)	(46)	(27)
Other(2)	52	(2)

Shares outstanding at end of period	1,951	1,945

(1)	Treasury stock purchases include repurchases of common stock for employee tax withholding.
(2)	Other includes net shares issued to and forfeited from Employee stock trusts and issued for RSU conversions.

Treasury Shares.    At December 31, 2014, the Company had approximately $0.3 billion remaining under its current share repurchase program. The share repurchase program is for capital management purposes and considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases under the Company’s existing authorized program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5).

In March 2014, the Company received no objection from the Federal Reserve to the Company’s 2014 capital plan, which included a share repurchase of up to $1 billion of the Company’s outstanding common stock beginning in the second quarter of 2014 through the end of the first quarter of 2015 as well as an increase in the Company’s quarterly common stock dividend to $0.10 per share from $0.05 per share, beginning with the dividend declared on April 17, 2014. The cash dividends declared on the Company’s outstanding preferred stock

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were $311 million, $271 million and $97 million in 2014, 2013 and 2012, respectively. During 2014 and 2013, the Company repurchased approximately $900 million and $350 million of the Company’s outstanding common stock as part of its share repurchase program.

Employee Stock Trusts.    The Company has established Employee Stock Trusts to provide common stock voting rights to certain employees who hold outstanding RSUs, excluding the awards granted for the 2012 performance year. The assets of the Employee Stock Trusts are consolidated with those of the Company, and the value of the Company’s stock held in the Employee Stock Trusts is classified in Morgan Stanley shareholders’ equity and generally accounted for in a manner similar to treasury stock.

Preferred Stock.    The Company is authorized to issue 30 million shares of preferred stock, and the Company’s preferred stock outstanding consisted of the following:

	Shares Outstanding at December 31, 2014	Liquidation Preference per Share	Carrying Value
Series			At December 31, 2014	At December 31, 2013
	(shares in millions)		(dollars in millions)
A	44,000	$25,000	$1,100	$1,100
C	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	—
H	52,000	25,000	1,300	—
I	40,000	25,000	1,000	—

Total			$6,020	$3,220

The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 14).

Series A Preferred Stock.    In July 2006, the Company issued 44,000,000 Depositary Shares in an aggregate of $1,100 million. Each Depositary Share represents 1/1,000th of a Share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value (“Series A Preferred Stock”). The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after July 15, 2011, at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series A Preferred Stock also has a preference over the Company’s common stock upon liquidation. In December 2014, the Company declared a quarterly dividend of $255.56 per share of Series A Preferred Stock that was paid on January 15, 2015 to preferred shareholders of record on December 31, 2014.

Series C Preferred Stock.    On October 13, 2008, the Company issued to Mitsubishi UFJ Financial Group, Inc. (“MUFG”) 1,160,791 shares of Series C Preferred Stock for an aggregate purchase price of $911 million. During 2009, 640,909 shares of the Series C Preferred Stock were redeemed with an aggregate price equal to the aggregate price exchanged by MUFG for approximately $705 million of common stock. The Series C Preferred Stock is redeemable by the Company, in whole or in part, on or after October 15, 2011 at a redemption price of $1,100 per share. Dividends on the Series C Preferred Stock are payable, on a non-cumulative basis, as and if declared by the Company’s Board of Directors, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share. In December 2014, the Company declared a quarterly dividend of $25.00 per share of Series C Preferred Stock that was paid on January 15, 2015 to preferred shareholders of record on December 31, 2014.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series E Preferred Stock.    On September 30, 2013, the Company issued 34,500,000 Depositary Shares, for an aggregate price of $862 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Series E Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value (“Series E Preferred Stock”). The Series E Preferred Stock is redeemable at the Company’s option (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2023 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depository Share). The Series E Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series E Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $854 million. In December 2014, the Company declared a quarterly dividend of $445.31 per share of Series E Preferred Stock that was paid on January 15, 2015 to preferred shareholders of record on December 31, 2014.

Series F Preferred Stock.    On December 10, 2013, the Company issued 34,000,000 Depositary Shares, for an aggregate price of $850 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Series F Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value (“Series F Preferred Stock”). The Series F Preferred Stock is redeemable at the Company’s option (i) in whole or in part, from time to time, on any dividend payment date on or after January 15, 2024 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series F Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series F Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $842 million. In December 2014, the Company declared a quarterly dividend of $429.69 per share of Series F Preferred Stock that was paid on January 15, 2015 to preferred shareholders of record on December 31, 2014.

Series G Preferred Stock.    On April 29, 2014, the Company issued 20,000,000 Depositary Shares, for an aggregate price of $500 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual 6.625% Non-Cumulative Preferred Stock, Series G, $0.01 par value (“Series G Preferred Stock”). The Series G Preferred Stock is redeemable at the Company’s option (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share). The Series G Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series G Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $494 million. In December 2014, the Company declared a quarterly dividend of $414.06 per share of Series G Preferred Stock that was paid on January 15, 2015 to preferred shareholders of record on December 31, 2014.

Series H Preferred Stock.    On April 29, 2014, the Company issued 1,300,000 Depositary Shares, for an aggregate price of $1,300 million. Each Depositary Share represents a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H, $0.01 par value (“Series H Preferred Stock”). The Series H Preferred Stock is redeemable at the Company’s option (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2019 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $1,000 per Depositary Share). The Series H Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series H Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $1,294 million. In December 2014, the Company declared a semi-annual dividend of $681.25 per share of Series H Preferred Stock that was paid on January 15, 2015 to preferred shareholders of record on December 31, 2014.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series I Preferred Stock.    On September 18, 2014, the Company issued 40,000,000 Depositary Shares, for an aggregate price of $1,000 million. Each Depositary Share represents a 1/1,000th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I, $0.01 par value (“Series I Preferred Stock”). The Series I Preferred Stock is redeemable at the Company’s option (i) in whole or in part, from time to time, on any dividend payment date on or after October 15, 2024 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $25.00 per Depository Share). The Series I Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series I Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $994 million. In December 2014, the Company declared the initial quarterly dividend of $517.97 per share of Series I Preferred Stock that was paid on January 15, 2015 to preferred shareholders of record on December 31, 2014.

Accumulated Other Comprehensive Loss.

The following tables present changes in AOCI by component, net of noncontrolling interests, in 2014 and 2013 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2013	$(266)	$(1)	$(282)	$(544)	$(1,093)

Other comprehensive income before reclassifications	(397)	—	233	24	(140)
Amounts reclassified from AOCI	—	4	(24)	5	(15)

Net other comprehensive income during the period	(397)	4	209	29	(155)

Balance at December 31, 2014	$(663)	$3	$(73)	$(515)	$(1,248)

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2012	$(123)	$(5)	$151	$(539)	$(516)

Other comprehensive income (loss) before reclassifications	(143)	—	(406)	(16)	(565)
Amounts reclassified from AOCI	—	4	(27)	11	(12)

Net other comprehensive income (loss) during the period	(143)	4	(433)	(5)	(577)

Balance at December 31, 2013	$(266)	$(1)	$(282)	$(544)	$(1,093)

The Company had no significant reclassifications out of AOCI for 2014 and 2013.

Cumulative Foreign Currency Translation Adjustments.    Cumulative foreign currency translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts to manage the currency exposure relating to its net investments in non-U.S. dollar

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

functional currency subsidiaries. Increases or decreases in the value of the Company’s net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The Company attempts to protect its net book value from the effects of fluctuations in currency exchange rates on its net investments in non-U.S. dollar subsidiaries by selling the appropriate non-U.S. dollar currency in the forward market. Under some circumstances, however, the Company may elect not to hedge its net investments in certain foreign operations due to market conditions, including the availability of various currency contracts at acceptable costs. Information at December 31, 2014 and December 31, 2013 relating to the effects on cumulative foreign currency translation adjustments resulting from translation of foreign currency financial statements and from gains and losses from hedges of the Company’s net investments in non-U.S. dollar functional currency subsidiaries is summarized below:

	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$9,110	$11,708

Cumulative foreign currency translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$(1,262)	$(259)
Cumulative foreign currency translation adjustments resulting from realized or unrealized losses on hedges, net of tax	599	(7)

Total cumulative foreign currency translation adjustments, net of tax	$(663)	$(266)

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests were $1,204 million and $3,109 million at December 31, 2014 and December 31, 2013, respectively. The reduction in nonredeemable noncontrolling interests at December 31, 2014 primarily reflects a decrease of $1.6 billion related to the deconsolidation in the second quarter of 2014 of certain legal entities associated with a real estate fund sponsored by the Company and distributions of $166 million related to MSMS and $350 million related to TransMontaigne Inc., which was sold on July 1, 2014.

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

	2014	2013	2012
Basic EPS:
Income from continuing operations	$3,681	$3,656	$757
Income (loss) from discontinued operations	(14)	(43)	(41)

Net income	3,667	3,613	716
Net income applicable to redeemable noncontrolling interests	—	222	124
Net income applicable to nonredeemable noncontrolling interests	200	459	524

Net income applicable to Morgan Stanley	3,467	2,932	68
Less: Preferred dividends (Series A Preferred Stock)	(45)	(44)	(44)
Less: Preferred dividends (Series C Preferred Stock)	(52)	(52)	(52)
Less: Preferred dividends (Series E Preferred Stock)	(61)	(18)	—
Less: Preferred dividends (Series F Preferred Stock)	(58)	(6)	—
Less: Preferred dividends (Series G Preferred Stock)	(24)	—	—
Less: Preferred dividends (Series H Preferred Stock)	(50)	—	—
Less: Preferred dividends (Series I Preferred Stock)	(21)	—	—
Less: Wealth Management JV redemption value adjustment (see Note 3)	—	(151)	—
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(4)	(6)	(2)

Earnings (loss) applicable to Morgan Stanley common shareholders	$3,152	$2,655	$(30)

Weighted average common shares outstanding	1,924	1,906	1,886

Earnings (loss) per basic common share:
Income from continuing operations	$1.65	$1.42	$0.02
Income (loss) from discontinued operations	(0.01)	(0.03)	(0.04)

Earnings (loss) per basic common share	$1.64	$1.39	$(0.02)

Diluted EPS:
Earnings (loss) applicable to Morgan Stanley common shareholders	$3,152	$2,655	$(30)
Weighted average common shares outstanding	1,924	1,906	1,886
Effect of dilutive securities:
Stock options and RSUs(1)	47	51	33

Weighted average common shares outstanding and common stock equivalents	1,971	1,957	1,919

Earnings (loss) per diluted common share:
Income from continuing operations	$1.61	$1.38	$0.02
Income (loss) from discontinued operations	(0.01)	(0.02)	(0.04)

Earnings (loss) per diluted common share	$1.60	$1.36	$(0.02)

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

Number of Antidilutive Securities Outstanding at End of Period:	2014	2013	2012
	(shares in millions)
RSUs and performance-based stock units	2	3	8
Stock options	13	33	42

Total	15	36	50

17.    Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	2014	2013	2012
	(dollars in millions)
Interest income(1):
Trading assets(2)	$2,109	$2,292	$2,736
Investment securities	613	447	343
Loans	1,690	1,121	643
Interest bearing deposits with banks	109	129	124
Securities purchased under agreements to resell and Securities borrowed(3)	(298)	(20)	364
Customer receivables and Other(4)	1,190	1,240	1,482

Total interest income	$5,413	$5,209	$5,692

Interest expense(1):
Deposits	$106	$159	$181
Commercial paper and other short-term borrowings	4	20	38
Long-term borrowings	3,609	3,758	4,622
Securities sold under agreements to repurchase and Securities loaned(5)	1,216	1,469	1,805
Customer payables and Other(6)	(1,257)	(975)	(749)

Total interest expense	$3,678	$4,431	$5,897

Net interest	$1,735	$778	$(205)

(1)	Interest income and expense are recorded within the Company’s consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.
(3)	Includes fees paid on securities borrowed.
(4)	Includes interest from customer receivables and other interest earning assets.
(5)	Includes fees received on securities loaned.
(6)	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

18.    Deferred Compensation Plans.

The Company maintains various deferred compensation plans for the benefit of its employees. The two principal forms of deferred compensation are granted under several stock-based compensation and cash-based compensation plans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Plans.    The accounting guidance for stock-based compensation requires measurement of compensation cost for stock-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures (see Note 2).

The components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	2014	2013	2012
	(dollars in millions)
Restricted stock units(1)	$1,212	$1,140	$864
Stock options	5	15	4
Performance-based stock units	45	29	29

Total	$1,262	$1,184	$897

(1)	Amounts for 2014, 2013 and 2012 include $31 million, $25 million and $31 million, respectively, related to stock-based awards that were granted in 2015, 2014 and 2013, respectively, to employees who satisfied retirement-eligible requirements under award terms that do not contain a service period.

The table above excludes stock-based compensation expense recorded in discontinued operations, which was approximately $3 million in 2012. See Note 1 for additional information on discontinued operations.

The tax benefit related to stock-based compensation expense was $404 million, $371 million and $306 million for 2014, 2013 and 2012, respectively. The tax benefit for stock-based compensation expense included in discontinued operations was $1 million in 2012.

At December 31, 2014, the Company had $779 million of unrecognized compensation cost related to unvested stock-based awards. Absent estimated or actual forfeitures or cancellations, this amount of unrecognized compensation cost will be recognized as $506 million in 2015, $207 million in 2016 and $66 million thereafter. These amounts do not include 2014 performance year awards granted in January 2015, which will begin to be amortized in 2015 (see “2014 Performance Year Deferred Compensation Awards” herein).

In connection with awards under its stock-based compensation plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares. At December 31, 2014, approximately 87 million shares were available for future grant under these plans.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s vested and unvested RSUs (share data in millions):

	2014
	Number of Shares	Weighted Average Grant Date Fair Value
RSUs at beginning of period	132	$22.41
Granted	42	32.58
Conversions to common stock	(48)	23.26
Canceled	(5)	25.04

RSUs at end of period(1)	121	$25.52

(1)	At December 31, 2014, approximately 116 million RSUs with a weighted average grant date fair value of $25.45 were vested or expected to vest.

The weighted average price for RSUs granted during 2013 and 2012 was $22.72 and $18.09, respectively. At December 31, 2014, the weighted average remaining term until delivery for the Company’s outstanding RSUs was approximately 1.2 years.

At December 31, 2014, the intrinsic value of outstanding RSUs was $4,730 million.

The total fair market value of RSUs converted to common stock during 2014, 2013 and 2012 was $1,461 million, $939 million and $660 million, respectively.

The following table sets forth activity relating to the Company’s unvested RSUs (share data in millions):

	2014
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSUs at beginning of period	98	$22.29
Granted	42	32.58
Vested	(48)	23.51
Canceled	(5)	25.04

Unvested RSUs at end of period(1)	87	$26.44

(1)	Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements. At December 31, 2014, approximately 82 million unvested RSUs with a weighted average grant date fair value of $26.39 were expected to vest.

The aggregate fair value of awards that vested during 2014, 2013 and 2012 was $1,517 million, $842 million and $753 million, respectively.

Stock Options.    The Company has granted stock option awards pursuant to several stock-based compensation plans. The plans provide for the deferral of a portion of certain key employees’ incentive compensation with awards made in the form of stock options generally having an exercise price not less than the fair value of the Company’s common stock on the date of grant. Such stock option awards generally become exercisable over a three-year period and expire five to 10 years from the date of grant, subject to accelerated expiration upon

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination of employment. Stock option awards have vesting, restriction and cancellation provisions that are generally similar to those in restricted stock units. The weighted average fair value of the Company’s options granted during 2013 was $5.41, utilizing the following weighted average assumptions:

Grant Year	Risk-Free Interest Rate	Expected Life	Expected Stock Price Volatility	Expected Dividend Yield
2013	0.6%	3.9 years	32.0%	0.9%

No stock options were granted during 2014 or 2012.

The Company’s expected option life has been determined based upon historical experience. The expected stock price volatility assumption was determined using the implied volatility of exchange-traded options, in accordance with accounting guidance for share-based payments. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues.

The following table sets forth activity relating to the Company’s stock options (options data in millions):

	2014
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	33	$49.40
Canceled	(14)	47.29

Options outstanding at end of period(1)	19	$51.30

Options exercisable at end of period	17	$53.86

(1)	At December 31, 2014, approximately 18 million options with a weighted average exercise price of $51.74 were vested.

The total intrinsic value of stock options exercised in 2014 was $2 million with a weighted average exercise price of $24.68. There were no stock options exercised during 2013 or 2012. At December 31, 2014, the intrinsic value of in the money exercisable stock options was $71 million.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2014 (options data in millions):

At December 31, 2014	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price	Average Remaining Life (Years)
$22.00 – $39.99	6	$26.98	3.0	4	$28.37	3.0
$40.00 – $49.99	2	43.62	0.2	2	43.62	0.2
$50.00 – $59.99	1	52.23	1.2	1	52.23	1.2
$60.00 – $76.99	10	66.75	1.9	10	66.75	1.9

Total	19			17

Performance-Based Stock Units.    The Company has awarded PSUs to certain senior executives. These PSUs will vest and convert to shares of common stock at the end of the performance period only if the Company satisfies predetermined performance and market goals over the three-year performance period that began on

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1 of the grant year and ends three years later on December 31. Under the terms of the award, the number of PSUs that will actually vest and convert to shares will be based on the extent to which the Company achieves the specified performance goals during the performance period. Performance-based stock unit awards have vesting, restriction and cancellation provisions that are generally similar to those in restricted stock units.

One-half of the award will be earned based on the Company’s return on average common shareholders’ equity, excluding the impact of the fluctuation in the Company’s credit spreads and other credit factors for certain of the Company’s long-term and short-term borrowings, primarily structured notes, that are accounted for at fair value, certain gains or losses associated with the sale of specified businesses, specified goodwill impairments, certain gains or losses associated with specified legal settlements related to business activities conducted prior to January 1, 2011 and specified cumulative catch-up adjustments resulting from changes in an existing, or application of a new, accounting principle that is not applied on a fully retrospective basis (“MS Average ROE”). The number of PSUs ultimately earned for this portion of the awards will be determined by applying a multiplier as follows:

	Minimum		Maximum
Grant Year	MS Average ROE	Multiplier	MS Average ROE	Multiplier
2014	Less than 5%	0.0	11.5% or more	1.5
2013	Less than 5%	0.0	13% or more	2.0
2012	Less than 6%	0.0	12% or more	1.5

On the date of award, the fair value per share of this portion was $32.81, $22.85 and $18.16 for 2014, 2013 and 2012, respectively.

One-half of the award will be earned based on the Company’s total shareholder return (“TSR”), relative to the S&P Financial Sectors Index. The number of PSUs ultimately earned for this portion of the award will be determined by applying a multiplier as follows:

	Minimum		Maximum
Grant Year	TSR	Multiplier	TSR	Multiplier
2014	Below	Down to 0.0	Above	Up to 1.5
2013	Below	Down to 0.0	Above	Up to 2.0
2012	Below	Down to 0.0	Above	Up to 1.5

On the date of award, the fair value per share of this portion was $37.72, $34.65 and $20.42 for 2014, 2013 and 2012, respectively, estimated using a Monte Carlo simulation and the following assumptions:

Grant Year	Risk-Free Interest Rate	Expected Stock Price Volatility	Expected Dividend Yield
2014	0.8%	44.2%	0.0%
2013	0.4%	45.4%	0.0%
2012	0.4%	56.0%	1.1%

The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on historical dividend payments. A correlation coefficient was developed based on historical price data of the Company and the S&P Financial Sectors Index.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity relating to the Company’s PSUs:

2014
Number of Shares
(in millions)
PSUs at beginning of period	4
Awarded	2
Conversions to Common Stock	(1)
Canceled	(1)

PSUs at end of period	4

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

The components of the Company’s deferred compensation expense (net of cancellations) are presented below:

	2014	2013	2012
	(dollars in millions)
Deferred cash-based awards(1)	$1,757	$1,490	$1,815
Return on referenced investments	408	772	435

Total	$2,165	$2,262	$2,250

(1)	Amounts for 2014, 2013 and 2012 include $92 million, $78 million and $93 million, respectively, related to deferred cash-based awards that were granted in 2015, 2014 and 2013, respectively, to employees who satisfied retirement-eligible requirements under award terms that do not contain a service period.

The table above excludes deferred cash-based compensation expense recorded in discontinued operations, which was approximately $7 million in 2012. See Note 1 for additional information on discontinued operations.

At December 31, 2014, the Company had approximately $346 million of unrecognized compensation cost related to unvested deferred cash-based awards (excluding unrecognized expense for returns on referenced investments). Absent actual cancellations and any future return on referenced investments, this amount of unrecognized compensation cost will be recognized as $127 million in 2015, $76 million in 2016 and $143 million thereafter. These amounts do not include 2014 performance year awards granted in January 2015, which will begin to be amortized in 2015 (see below).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2014 Performance Year Deferred Compensation Awards.    In January 2015, the Company granted approximately $1.1 billion of stock-based awards and $0.7 billion of deferred cash-based awards related to the 2014 performance year that contain a future service requirement. Absent estimated or actual forfeitures or cancellations or accelerations, and any future return on referenced investments, the annual compensation cost for these awards will be recognized as follows:

	2015	2016	Thereafter	Total
	(dollars in millions)
Stock-based awards	$577	$262	$215	$1,054
Deferred cash-based awards	410	225	99	734

Total	$987	$487	$314	$1,788

19.    Employee Benefit Plans.

The Company sponsors various retirement plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

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

In 2014, the Morgan Stanley Supplemental Executive Retirement and Excess Plan (the “SEREP”) was amended to cease accrual of benefits. Any benefits earned by participants under the SEREP prior to October 1, 2014 will be payable in the future based on the SEREP’s provisions. The amendment did not have a material impact on the Company’s consolidated financial statements.

The Company also has an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and medical insurance for their dependents. Effective October 31, 2014, the Morgan Stanley Medical Plan was amended to change the health care plans offered after December 31, 2014 for retirees who are Medicare-eligible and age 65 or older. The amendment did not have a material impact on the Company’s consolidated financial statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Periodic Benefit Expense.

The following table presents the components of the net periodic benefit expense (income) for 2014, 2013 and 2012:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
	(dollars in millions)
Service cost, benefits earned during the period	$20	$23	$26	$2	$4	$4
Interest cost on projected benefit obligation	154	151	156	5	7	7
Expected return on plan assets	(110)	(114)	(110)	—	—	—
Net amortization of prior service credit	—	—	—	(14)	(13)	(14)
Net amortization of actuarial loss	22	36	27	—	3	2
Curtailment loss	3	—	—	—	—	—
Settlement loss	2	1	—	—	—	—

Net periodic benefit expense (income)	$91	$97	$99	$(7)	$1	$(1)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) on a pre-tax basis in 2014, 2013 and 2012 were as follows:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
	(dollars in millions)
Net loss (gain)	$18	$87	$416	$9	$(52)	$16
Prior service cost	2	3	3	(64)	—	—
Amortization of prior service credit	—	—	—	14	13	14
Amortization of net loss	(27)	(37)	(27)	—	(3)	(2)

Total recognized in other comprehensive loss (income)	$(7)	$53	$392	$(41)	$(42)	$28

The Company generally amortizes unrecognized net gains and losses into net periodic benefit expense to the extent that the gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The amortization of the unrecognized net gains and losses is generally over the future service of active participants. The U.S. Qualified Plan amortizes the unrecognized net gains and losses over the average life expectancy of participants. Effective October 1, 2014, the SEREP amortizes the unrecognized net gains and losses over the average life expectancy of participants.

The following table presents the weighted average assumptions used to determine net periodic benefit expense for 2014, 2013 and 2012:

	Pension			Postretirement
	2014	2013	2012	2014	2013	2012
Discount rate(1)	4.74%	3.95%	4.57%	3.77%	3.88%	4.56%
Expected long-term rate of return on plan assets	3.75	3.73	3.78	N/A	N/A	N/A
Rate of future compensation increases	1.06	0.98	2.14	N/A	N/A	N/A

N/A—Not Applicable.

(1)	The Postretirement discount rate for 2014 changed to 3.77% from 4.75% effective October 31, 2014 with the amendment and remeasurement of the Morgan Stanley Medical Plan.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected long-term rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets. For the U.S. Qualified Plan, the expected long-term rate of return was estimated by computing a weighted average return of the underlying long-term expected returns on the plan’s fixed income assets based on the investment managers’ target allocations within this asset class. The expected long-term return on assets is a long-term assumption that generally is expected to remain the same from one year to the next unless there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions. The U.S. Qualified Plan is primarily invested in fixed income securities and related derivative instruments, including interest rate swap contracts. This asset allocation is expected to help protect the plan’s funded status and limit volatility of the Company’s contributions. Total U.S. Qualified Plan investment portfolio performance is assessed by comparing actual investment performance to changes in the estimated present value of the U.S. Qualified Plan’s benefit obligation.

Benefit Obligations and Funded Status.

The following table provides a reconciliation of the changes in the benefit obligation and fair value of plan assets for 2014 and 2013 as well as the funded status at December 31, 2014 and December 31, 2013:

	Pension		Postretirement
	2014	2013	2014	2013
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$3,330	$3,883	$128	$174
Service cost	20	23	2	4
Interest cost	154	151	5	7
Actuarial loss (gain)	555	(537)	5	(52)
Plan amendments	2	2	(64)	—
Plan curtailments	(1)	—	—	—
Plan settlements	(8)	(7)	—	—
Change in mortality assumptions(1)	203	—	4	—
Benefits paid	(213)	(186)	(5)	(6)
Other, including foreign currency exchange rate changes	(35)	1	—	1

Benefit obligation at end of year	$4,007	$3,330	$75	$128

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$2,867	$3,519	$—	$—
Actual return on plan assets	850	(512)	—	—
Employer contributions(2)	244	42	5	6
Benefits paid	(213)	(186)	(5)	(6)
Plan settlements	(8)	(7)	—	—
Other, including foreign currency exchange rate changes	(35)	11	—	—

Fair value of plan assets at end of year	$3,705	$2,867	$—	$—

Funded (unfunded) status	$(302)	$(463)	$(75)	$(128)

(1)	Amounts represent adoption of new mortality tables published by the Society of Actuaries in October 2014.
(2)	In December 2014, an elective $200 million contribution was made to the U.S. Qualified Plan primarily to offset the increase in liability due to the Plan’s adoption of new mortality tables.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the funded status at period-end:

	Pension		Postretirement
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(dollars in millions)
Amounts recognized in the Company’s consolidated statements of financial condition consist of:
Assets	$224	$60	$—	$—
Liabilities	(526)	(523)	(75)	(128)

Net amount recognized	$(302)	$(463)	$(75)	$(128)

Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost (credit)	$(1)	$1	$(61)	$(11)
Net loss (gain)	866	871	(5)	(14)

Net loss (gain) recognized	$865	$872	$(66)	$(25)

The estimated prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit expense over 2015 is approximately $1 million for defined benefit pension plans and $19 million for postretirement plans. The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit expense over 2015 is approximately $26 million for defined benefit pension plans.

The accumulated benefit obligation for all defined benefit pension plans was $3,988 million and $3,309 million at December 31, 2014 and December 31, 2013, respectively.

The following table contains information for pension plans with projected benefit obligations in excess of the fair value of plan assets at period-end:

	December 31, 2014	December 31, 2013
	(dollars in millions)
Projected benefit obligation	$626	$3,127
Fair value of plan assets	100	2,603

The following table contains information for pension plans with accumulated benefit obligations in excess of the fair value of plan assets at period-end:

	December 31, 2014	December 31, 2013
	(dollars in millions)
Accumulated benefit obligation	$588	$3,089
Fair value of plan assets	82	2,586

The following table presents the weighted average assumptions used to determine benefit obligations at period-end:

	Pension		Postretirement
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Discount rate	3.86%	4.74%	3.69%	4.75%
Rate of future compensation increase	2.85	1.06	N/A	N/A

N/A—Not Applicable.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents assumed health care cost trend rates used to determine the U.S. postretirement benefit obligations at period-end:

	At December 31, 2014	At December 31, 2013
Health care cost trend rate assumed for next year:
Medical	6.88-7.23%	6.90-7.38%
Prescription	7.87%	8.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plan. A one-percentage point change in the rates would not have a significant impact to the Company’s postretirement service and interest cost for 2014, and would increase or decrease the Company’s postretirement benefit obligation at December 31, 2014 by $3 million or $2 million, respectively.

No impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has been reflected in the Company’s consolidated statements of income as Medicare prescription drug coverage was deemed to have no material effect on the Company’s postretirement benefit plan.

Plan Assets.    The U.S. Qualified Plan assets represent 88% of the Company’s total pension plan assets. The U.S. Qualified Plan uses a combination of active and risk-controlled fixed income investment strategies. The fixed income asset allocation consists primarily of fixed income securities and related derivative instruments designed to approximate the expected cash flows of the plan’s liabilities in order to help reduce plan exposure to interest rate variation and to better align assets with obligations. The longer duration fixed income allocation is expected to help protect the plan’s funded status and maintain the stability of plan contributions over the long run.

Derivative instruments are permitted in the U.S. Qualified Plan’s investment portfolio only to the extent that they comply with all of the plan’s investment policy guidelines and are consistent with the plan’s risk and return objectives. In addition, any investment in derivatives must meet the following conditions:

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a fundamental operating principle, any restrictions on the underlying assets apply to a respective derivative product. This includes percentage allocations and credit quality. Derivatives are used solely for the purpose of enhancing investment in the underlying assets and not to circumvent portfolio restrictions.

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

Commingled trust funds are privately offered funds available to institutional clients that are regulated, supervised and subject to periodic examination by a U.S. federal or state agency. The trust must be maintained for the collective investment or reinvestment of assets contributed to it from U.S. tax-qualified employee benefit plans maintained by more than one employer or controlled group of corporations. The sponsor of the commingled trust funds values the funds’ NAV based on the fair value of the underlying securities. The underlying securities of the commingled trust funds consist of mainly long-duration fixed income instruments. Commingled trust funds that are redeemable at the measurement date or in the near future are categorized in Level 2 of the fair value hierarchy, otherwise they are categorized in Level 3 of the fair value hierarchy.

Some non-U.S.-based plans hold foreign funds that consist of investments in foreign corporate equity funds, foreign fixed income funds, foreign target cash flow funds and foreign liquidity funds. Foreign corporate equity funds and foreign fixed income funds invest in individual securities quoted on a recognized stock exchange or traded in a regulated market. Certain fixed income funds aim to produce returns consistent with certain Financial Times Stock Exchange indexes. Foreign target cash flow funds are designed to provide a series of fixed annual cash flows over five or 10 years achieved by investing in government bonds and derivatives. Foreign liquidity funds place a high priority on capital preservation, stable value and a high liquidity of assets. Foreign funds are generally categorized in Level 2 of the fair value hierarchy as they are readily redeemable at their NAV. Corporate equity funds traded on a recognized exchange are categorized in Level 1 of the fair value hierarchy.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value of the net pension plan assets at December 31, 2014. There were no transfers between levels during 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in millions)
Assets:
Investments:
Cash and cash equivalents(1)	$63	$—	$—	$63
U.S. government and agency securities:
U.S. Treasury securities	1,332	—	—	1,332
U.S. agency securities	—	265	—	265

Total U.S. government and agency securities	1,332	265	—	1,597
Corporate and other debt:
State and municipal securities	—	2	—	2
Collateralized debt obligations	—	62	—	62

Total corporate and other debt	—	64	—	64
Derivative contracts(2)	—	292	—	292
Derivative-related cash collateral receivable	—	2	—	2
Commingled trust funds(3)	—	1,432	—	1,432
Foreign funds(4)	—	347	—	347
Other investments	—	—	36	36

Total investments	1,395	2,402	36	3,833
Receivables:
Other receivables(1)	—	27	—	27

Total receivables	—	27	—	27

Total assets	$1,395	$2,429	$36	$3,860

Liabilities:
Derivative contracts(5)	$—	$33	$—	$33
Derivative-related cash collateral payable	—	2	—	2
Other liabilities(1)	—	120	—	120

Total liabilities	$—	$155	$—	$155

Net pension assets	$1,395	$2,274	$36	$3,705

(1)	Cash and cash equivalents, other receivables and other liabilities are valued at their carrying value, which approximates fair value.
(2)	Derivative contracts in an asset position consist of investments in interest rate swaps of $292 million.
(3)	Commingled trust funds consist of investments in fixed income funds and money market funds of $1,280 million and $152 million, respectively.
(4)	Foreign funds include investments in fixed income funds, targeted cash flow funds and liquidity funds of $158 million, $136 million and $53 million, respectively.
(5)	Derivative contracts in a liability position consist of investments in interest rate swaps of $33 million.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value of the net pension plan assets at December 31, 2013. There were no transfers between levels during 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in millions)
Assets:
Investments:
Cash and cash equivalents(1)	$91	$—	$—	$91
U.S. government and agency securities:
U.S. Treasury securities	1,047	—	—	1,047
U.S. agency securities	—	204	—	204

Total U.S. government and agency securities	1,047	204	—	1,251
Corporate and other debt:
State and municipal securities	—	2	—	2
Collateralized debt obligations	—	76	—	76

Total corporate and other debt	—	78	—	78
Derivative contracts(2)	—	122	—	122
Derivative-related cash collateral receivable	—	37	—	37
Commingled trust funds(3)	—	1,004	—	1,004
Foreign funds(4)	21	291	—	312
Other investments	—	10	38	48

Total investments	1,159	1,746	38	2,943
Receivables:
Other receivables(1)	—	20	—	20

Total receivables	—	20	—	20

Total assets	$1,159	$1,766	$38	$2,963

Liabilities:
Derivative contracts(5)	$—	$92	$—	$92
Derivative-related cash collateral payable	—	2	—	2
Other liabilities(1)	—	2	—	2

Total liabilities	$—	$96	$—	$96

Net pension assets	$1,159	$1,670	$38	$2,867

(1)	Cash and cash equivalents, other receivables and other liabilities are valued at their carrying value, which approximates fair value.
(2)	Derivative contracts in an asset position consist of investments in interest rate swaps of $122 million.
(3)	Commingled trust funds consist of investments in fixed income funds of $1,004 million.
(4)	Foreign funds include investments in fixed income funds, targeted cash flow funds, liquidity funds, corporate equity funds and diversified funds of $157 million, $77 million, $56 million, $21 million and $1 million, respectively.
(5)	Derivative contracts in a liability position consist of investments in interest rate swaps of $92 million.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents changes in Level 3 pension assets measured at fair value for 2014:

	Beginning Balance at January 1, 2014	Actual Return on Plan Assets Related to Assets Still Held at December 31, 2014	Actual Return on Plan Assets Related to Assets Sold during 2014	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at December 31, 2014
	(dollars in millions)
Investments
Other investments	$38	$(5)	$—	$3	$—	$36

Total investments	$38	$(5)	$—	$3	$—	$36

The following table presents changes in Level 3 pension assets measured at fair value for 2013:

	Beginning Balance at January 1, 2013	Actual Return on Plan Assets Related to Assets Still Held at December 31, 2013	Actual Return on Plan Assets Related to Assets Sold during 2013	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or (Out) of Level 3	Ending Balance at December 31, 2013
	(dollars in millions)
Investments
Other investments	$30	$2	$—	$4	$2	$38

Total investments	$30	$2	$—	$4	$2	$38

Cash Flows.

At December 31, 2014, the Company expects to contribute approximately $50 million to its pension and postretirement benefit plans in 2015 based upon the plans’ current funded status and expected asset return assumptions for 2015, as applicable.

Expected benefit payments associated with the Company’s pension and postretirement benefit plans for the next five years and in aggregate for the five years thereafter at December 31, 2014 are as follows:

	Pension	Postretirement
	(dollars in millions)
2015	$132	$4
2016	133	5
2017	143	5
2018	141	5
2019	145	5
2020-2024	854	28

Morgan Stanley 401(k) Plan.    U.S. employees meeting certain eligibility requirements may participate in the Morgan Stanley 401(k) Plan. Eligible U.S. employees receive discretionary 401(k) matching cash contributions as determined annually by the Company. For 2014 and 2013, the Company made a $1 for $1 Company match up to 4% of eligible pay, up to the Internal Revenue Service (“IRS”) limit. Matching contributions for 2014 and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2013 were allocated according to participants’ current investment direction. Eligible U.S. employees with eligible pay less than or equal to $100,000 also receive a fixed contribution under the 401(k) Plan that equals 2% of eligible pay. A transition contribution is allocated to participants who received a 2010 accrual in the U.S. Qualified Plan or a 2010 retirement contribution in the 401(k) Plan and who met certain age and service requirements as of December 31, 2010. A separate transition contribution is allocated to certain eligible legacy Smith Barney employees. The Company match, fixed contribution and transition contribution are included in the Company’s 401(k) expense. The pre-tax 401(k) expense for 2014, 2013 and 2012 was $256 million, $242 million and $246 million, respectively.

Defined Contribution Pension Plans.    The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined based on a fixed rate of base salary with certain vesting requirements. In 2014, 2013 and 2012, the Company’s expense related to these plans was $117 million, $111 million and $126 million, respectively.

Other Postemployment Benefits.    Postemployment benefits may include, but are not limited to, salary continuation, severance benefits, disability-related benefits, and continuation of health care and life insurance coverage provided to former employees or inactive employees after employment but before retirement. The postemployment benefit obligations were not material at December 31, 2014 and December 31, 2013.

20.    Income Taxes.

The provision for (benefit from) income taxes from continuing operations consisted of:

	2014	2013	2012
	(dollars in millions)
Current:
U.S. federal	$(604)	$229	$(102)
U.S. state and local	260	164	140
Non-U.S.:
United Kingdom	88	178	(16)
Japan	114	88	90
Hong Kong	34	36	16
Other(1)	258	301	355

	$150	$996	$483

Deferred:
U.S. federal	$(207)	$(3)	$(748)
U.S. state and local	(56)	1	(64)
Non-U.S.:
United Kingdom	(31)	(75)	77
Japan	56	262	170
Hong Kong	9	(14)	35
Other(1)	(11)	(265)	(114)

	$(240)	$(94)	$(644)

Provision for (benefit from) income taxes from continuing operations	$(90)	$902	$(161)

Provision for (benefit from) income taxes from discontinued operations	$(5)	$(29)	$(7)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	For 2014 Non-U.S. other jurisdictions included significant total tax provisions of $44 million, $38 million, and $38 million from Brazil, India, and Mexico, respectively. For 2013 Non-U.S. other jurisdictions included significant total tax provisions (benefits) of $59 million, $54 million, and $(156) million from Brazil, India, and Luxembourg, respectively. For 2012 Non-U.S. other jurisdictions included significant total tax provisions (benefits) of $43 million, $36 million, $36 million, $33 million, $32 million, and $(31) million from India, Brazil, Spain, Canada, Singapore, and Netherlands, respectively.

The following table reconciles the provision for (benefit from) income taxes to the U.S. federal statutory income tax rate:

	2014	2013	2012(1)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	6.5	2.3	7.5
Domestic tax credits	(5.0)	(3.2)	(29.0)
Tax exempt income	(3.5)	(2.5)	(26.0)
Non-U.S. earnings:
Foreign Tax Rate Differential	(22.5)	(6.0)	(12.2)
Change in Reinvestment Assertion	1.4	(1.4)	4.2
Change in Foreign Tax Rates	—	0.1	(0.2)
Wealth Management Legal Entity Restructuring	(38.7)	—	—
Non-deductible legal expenses	25.5	0.9	0.7
Other	(1.2)	(5.4)	(7.0)

Effective income tax rate	(2.5)%	19.8%	(27.0)%

(1)	2012 percentages are reflective of the lower level of income from continuing operations before income taxes on a comparative basis due to the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from fluctuations in its credit spreads and other credit factors.

The Company’s effective tax rate from continuing operations for 2014 included an aggregate discrete net tax benefit of $2,226 million. This discrete net tax benefit consisted of: $1,380 million primarily due to the release of a deferred tax liability as a result of an internal Wealth Management restructuring to simplify the Company’s legal entity organization, $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination, and $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. Excluding the aggregate discrete net tax benefit noted above, the effective tax rate from continuing operations in 2014 would have been 59.5%, which includes the impact of the non-deductible expenses related to litigation and regulatory matters.

On October 31, 2014, the Company completed an internal restructuring to simplify its legal entity organization that included a change in tax status of Morgan Stanley Smith Barney Holdings LLC from a partnership to a corporation. As a result of this change in tax status, the Company released a deferred tax liability which was previously established in 2009 as part of the acquisition of Smith Barney through a charge to Additional paid-in capital. This discrete net tax benefit of $1,390 million was included in Provision for (benefit from) income taxes in the Company’s consolidated statements of income for 2014, and attributable to its Wealth Management business segment.

The Company’s effective tax rate from continuing operations for 2013 included an aggregate discrete net tax benefit of $407 million. This included discrete tax benefits of: $161 million related to the remeasurement of reserves and related interest associated with new information regarding the status of certain tax authority examinations; $92 million related to the establishment of a previously unrecognized deferred tax asset from a legal entity reorganization; $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries; and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$81 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”). The Relief Act that was enacted on January 2, 2013, among other things, extended with retroactive effect to January 1, 2012 a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside the U.S. until such income is repatriated to the U.S. as a dividend. Excluding the aggregate discrete net tax benefit noted above, the effective tax rate from continuing operations in 2013 would have been 28.7%.

The Company’s effective tax rate from continuing operations for 2012 included an aggregate net tax benefit of $142 million. This included a discrete tax benefit of $299 million related to the remeasurement of reserves and related interest associated with either the expiration of the applicable statute of limitations or new information regarding the status of certain IRS examinations and an aggregate out-of-period net tax provision of $157 million, to adjust the overstatement of deferred tax assets associated with partnership investments, principally in the Company’s Investment Management business segment and repatriated earnings of foreign subsidiaries recorded in prior years. The Company has evaluated the effects of the understatement of the income tax provision both qualitatively and quantitatively and concluded that it did not have a material impact on any prior annual or quarterly consolidated financial statements. Excluding the aggregate net tax benefit noted above, the effective tax rate from continuing operations in 2012 would have been a benefit of 3.2%.

The Company had $7,364 million and $6,675 million of cumulative earnings at December 31, 2014 and December 31, 2013, respectively, attributable to foreign subsidiaries for which no U.S. provision has been recorded for income tax that could occur upon repatriation. Accordingly, $841 million and $736 million of deferred tax liabilities were not recorded with respect to these earnings at December 31, 2014 and December 31, 2013, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014	December 31, 2013
	(dollars in millions)
Gross deferred tax assets:
Tax credits and loss carryforwards	$3,833	$5,130
Employee compensation and benefit plans	3,715	2,417
Valuation and liability allowances	661	1,122
Valuation of inventory, investments and receivables	586	418

Total deferred tax assets	8,795	9,087
Deferred tax assets valuation allowance(1)	34	38

Deferred tax assets after valuation allowance	$8,761	$9,049

Gross deferred tax liabilities:
Non-U.S. operations	$925	$1,293
Fixed assets	565	275
Other	65	253

Total deferred tax liabilities	$1,555	$1,821

Net deferred tax assets	$7,206	$7,228

(1)	The valuation allowance reduces the benefit of certain separate Company federal net operating loss and state capital loss carryforwards to the amount that will more likely than not be realized. During 2014, the valuation allowance was decreased by $4 million related to the ability to utilize certain state capital losses.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had tax credit carryforwards for which a related deferred tax asset of $3,740 million and $4,932 million was recorded at December 31, 2014 and December 31, 2013, respectively. These carryforwards are subject to annual limitations on utilization, with a significant amount scheduled to expire in 2020, if not utilized.

The Company believes the recognized net deferred tax asset (after valuation allowance) of $7,206 million is more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.

The Company recorded net income tax provision (benefit) to Paid-in capital related to employee stock-based compensation transactions of $(6) million, $121 million, and $114 million in 2014, 2013, and 2012, respectively.

Cash payments for income taxes were $886 million, $930 million, and $388 million in 2014, 2013, and 2012, respectively.

The following table presents the U.S. and non-U.S. components of income from continuing operations before income tax expense (benefit) for 2014, 2013, and 2012, respectively:

	2014	2013	2012
	(dollars in millions)
U.S.	$1,805	$1,738	$(1,165)
Non-U.S.(1)	1,786	2,820	1,761

	$3,591	$4,558	$596

(1)	Non-U.S. income is defined as income generated from operations located outside the U.S.

Investments in Qualified Affordable Housing Projects.    In January 2014, the FASB issued an update providing guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. This guidance permits the Company to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the investment amortization in the Company’s consolidated statement of income as a component of Provision for (benefit from) income taxes. As a practical expedient, an investor is permitted to amortize the initial cost of the investment in proportion to only the tax credits allocated to the investor if the investor reasonably expects that doing so would produce a measurement that is substantially similar.

The Company made the accounting policy election described above and early-adopted the guidance with an effective date of April 1, 2014. As a result of adopting the guidance, the Company made retrospective adjustments to remove from Other revenues previously recorded losses recognized under the equity method of accounting and record the amortization expense computed under the proportional amortization method to Provision for (benefit from) income taxes for all prior periods presented. The impact of early adoption on retained earnings was immaterial. The Company removed $(18) million from Other revenues and recorded $18 million to Provision for (benefit from) income taxes for 2014. Also, the Company removed $(76) million from Other revenues and recorded $76 million to Provision for (benefit from) income taxes in both 2013 and 2012.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of unrecognized tax benefits was approximately $2.2 billion, $4.1 billion, and $4.1 billion at December 31, 2014, December 31, 2013, and December 31, 2012, respectively. Of this total, approximately $1.0 billion, $1.4 billion, and $1.6 billion, respectively (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

Interest and penalties related to unrecognized tax benefits are classified as provision for income taxes. The Company recognized $(35) million, $50 million, and $(10) million of interest expense (benefit) (net of federal and state income tax benefits) in the Company’s consolidated statements of income for 2014, 2013, and 2012, respectively. Interest expense accrued at December 31, 2014, December 31, 2013, and December 31, 2012 was approximately $258 million, $293 million, and $243 million, respectively, net of federal and state income tax benefits. Penalties related to unrecognized tax benefits for the years mentioned above were immaterial.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for 2014, 2013 and 2012 (dollars in millions):

Unrecognized Tax Benefits
Balance at December 31, 2011	$4,045
Increase based on tax positions related to the current period	299
Increase based on tax positions related to prior periods	127
Decreases based on tax positions related to prior periods	(21)
Decreases related to settlements with taxing authorities	(260)
Decreases related to a lapse of applicable statute of limitations	(125)

Balance at December 31, 2012	$4,065

Increase based on tax positions related to the current period	$51
Increase based on tax positions related to prior periods	267
Decreases based on tax positions related to prior periods	(141)
Decreases related to settlements with taxing authorities	(146)

Balance at December 31, 2013	$4,096

Increase based on tax positions related to the current period	$135
Increase based on tax positions related to prior periods	100
Decreases based on tax positions related to prior periods	(2,080)
Decreases related to settlements with taxing authorities	(19)
Decreases related to a lapse of applicable statute of limitations	(4)

Balance at December 31, 2014	$2,228

The Company is under continuous examination by the IRS and other tax authorities in certain countries, such as Japan and the U.K., and in states in which the Company has significant business operations, such as New York. The Company is currently under review by the IRS Appeals Office for the remaining issues covering tax years 1999 – 2005 and has substantially completed the IRS field examination for the audit of tax years 2006 – 2008. Also, the Company is currently at various levels of field examination with respect to audits by New York State and New York City for tax years 2007 – 2009. During 2015, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate on the Company’s consolidated financial statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that the resolution of these tax matters will not have a material effect on the Company’s consolidated statements of financial condition, although a resolution could have a material impact on the Company’s consolidated statements of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs. The Company has established a liability for unrecognized tax benefits that the Company believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change.

The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction resulting from the expiration of the applicable statute of limitations or new information regarding the status of current and subsequent years’ examinations. As part of the Company’s periodic review, federal and state unrecognized tax benefits were released or remeasured. As a result of this remeasurement, the income tax provision included a discrete tax benefit of $609 million, $161 million and $299 million in 2014, 2013 and 2012, respectively. Additionally, due to new information regarding the status of the IRS field examination referred to above, the 2014 total amount of unrecognized tax benefits decreased by $2.0 billion.

It is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months related to certain tax authority examinations referred to above. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and impact on the Company’s effective tax rate over the next 12 months.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax Year
U.S.	1999
New York State and City	2007
Hong Kong	2007
U.K.	2010
Japan	2012

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

As a result of revenues and expenses from transactions with other operating segments being treated as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the Company’s consolidated results. Intersegment Eliminations also reflect the effect of fees paid by the Company’s Institutional Securities business segment to the Company’s Wealth Management business segment related to the bank deposit program.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s business segments is presented below:

2014	Institutional Securities(1)	Wealth Management(2)	Investment Management(2)	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$17,463	$12,549	$2,728	$(200)	$32,540
Interest income	3,389	2,516	2	(494)	5,413
Interest expense	3,981	177	18	(498)	3,678

Net interest	(592)	2,339	(16)	4	1,735

Net revenues	$16,871	$14,888	$2,712	$(196)	$34,275

Income (loss) from continuing operations before income taxes	$(58)	$2,985	$664	$—	$3,591
Provision for (benefit from) income taxes(3)	(90)	(207)	207	—	(90)

Income from continuing operations	32	3,192	457	—	3,681

Discontinued operations(4):
Income (loss) from discontinued operations before income taxes	(26)	—	7	—	(19)
Provision for (benefit from) income taxes	(7)	—	2	—	(5)

Income (loss) from discontinued operations	(19)	—	5	—	(14)

Net income	13	3,192	462	—	3,667
Net income applicable to nonredeemable noncontrolling interests	109	—	91	—	200

Net income (loss) applicable to Morgan Stanley	$(96)	$3,192	$371	$—	$3,467

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2013	Institutional Securities	Wealth Management(2)	Investment Management(2)	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$16,620	$12,268	$3,060	$(233)	$31,715
Interest income	3,572	2,100	9	(472)	5,209
Interest expense	4,673	225	10	(477)	4,431

Net interest	(1,101)	1,875	(1)	5	778

Net revenues	$15,519	$14,143	$3,059	$(228)	$32,493

Income from continuing operations before income taxes	$946	$2,604	$1,008	$—	$4,558
Provision for (benefit from) income taxes	(315)	910	307	—	902

Income from continuing operations	1,261	1,694	701	—	3,656

Discontinued operations(4):
Income (loss) from discontinued operations before income taxes	(81)	(1)	9	1	(72)
Provision for (benefit from) income taxes	(29)	—	—	—	(29)

Income (loss) from discontinued operations	(52)	(1)	9	1	(43)

Net income	1,209	1,693	710	1	3,613
Net income applicable to redeemable noncontrolling interests	1	221	—	—	222
Net income applicable to nonredeemable noncontrolling interests	277	—	182	—	459

Net income applicable to Morgan Stanley	$931	$1,472	$528	$1	$2,932

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012	Institutional Securities(6)	Wealth Management(2)(6)	Investment Management(2)	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$12,847	$11,387	$2,324	$(175)	$26,383
Interest income	4,224	1,886	10	(428)	5,692
Interest expense	5,970	326	28	(427)	5,897

Net interest	(1,746)	1,560	(18)	(1)	(205)

Net revenues	$11,101	$12,947	$2,306	$(176)	$26,178

Income (loss) from continuing operations before income taxes	$(1,612)	$1,572	$640	$(4)	$596
Provision for (benefit from) income taxes(5)	(985)	538	286	—	(161)

Income (loss) from continuing operations	(627)	1,034	354	(4)	757

Discontinued operations(4):
Income (loss) from discontinued operations	(158)	94	13	3	(48)
Provision for (benefit from) income taxes	(36)	26	4	(1)	(7)

Income (loss) from discontinued operations	(122)	68	9	4	(41)

Net income (loss)	(749)	1,102	363	—	716
Net income applicable to redeemable noncontrolling interests	4	120	—	—	124
Net income applicable to nonredeemable noncontrolling interests	170	167	187	—	524

Net income (loss) applicable to Morgan Stanley	$(923)	$815	$176	$—	$68

(1)	The Company’s Institutional Securities business segment Net loss in 2014 was primarily driven by higher legal expenses (see Notes 13 and 25).
(2)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(3)	Amounts include discrete net tax benefits of $1,390 million and $839 million attributable to the Company’s Wealth Management and Institutional Securities business segments, respectively (see Note 20).
(4)	See Note 1 for discussion of discontinued operations.
(5)	Results for 2012 included an out-of-period net tax provision of $107 million, attributable to the Company’s Investment Management business segment, related to the overstatement of deferred tax assets associated with partnership investments in prior years and an out-of-period net tax provision of $50 million, attributable to the Company’s Institutional Securities business segment, related to the overstatement of deferred tax assets associated with repatriated earnings of a foreign subsidiary recorded in prior years (see Note 20).
(6)	On January 1, 2013, the International Wealth Management business was transferred from the Company’s Wealth Management business segment to the Equity division within the Company’s Institutional Securities business segment. Accordingly, prior-period amounts have been recast to reflect the International Wealth Management business as part of the Company’s Institutional Securities business segment.

Total Assets(1)	Institutional Securities	Wealth Management(2)	Investment Management(2)(3)	Total
	(dollars in millions)
At December 31, 2014	$630,341	$165,147	$6,022	$801,510

At December 31, 2013	$668,596	$156,503	$7,603	$832,702

(1)	Corporate assets have been fully allocated to the Company’s business segments.
(2)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(3)	On April 1, 2014, the Company deconsolidated approximately $1.6 billion in total assets that were related to certain legal entities associated with a real estate fund sponsored by the Company (see Note 7).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through European and Asia-Pacific locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Wealth Management: wealth management representatives operate in the Americas.

•	Investment Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

Net Revenues	2014	2013	2012
	(dollars in millions)
Americas	$25,140	$23,358	$20,276
EMEA	4,772	4,542	3,078
Asia-Pacific	4,363	4,593	2,824

Net revenues	$34,275	$32,493	$26,178

Total Assets	At December 31, 2014	At December 31, 2013
	(dollars in millions)
Americas	$622,556	$632,255
EMEA	104,152	123,008
Asia-Pacific	74,802	77,439

Total	$801,510	$832,702

22.     Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $3,332 million and $4,746 million at December 31, 2014 and December 31, 2013, respectively, included in Other investments in the Company’s consolidated statements of financial condition. Income from equity method investments was $156 million, $451 million and $52 million for 2014, 2013 and 2012, respectively, and is included in Other revenues in the Company’s consolidated statements of income. Income from the Company’s equity method investments for 2014, 2013 and 2012 was primarily related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), as described below.

The following presents certain equity method investees at December 31, 2014 and December 31, 2013:

		Book Value(1)
	Percent Ownership	December 31, 2014	December 31, 2013
		(dollars in millions)
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	40%	$1,415	$1,610
Lansdowne Partners(2)	19.5%	182	221
Avenue Capital Group(2)(3)	—	220	198

(1)	Book value of these investees exceeds the Company’s share of net assets, reflecting equity method intangible assets and equity method goodwill.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The Company’s ownership interest represents limited partnership interests. The Company is deemed to have significant influence in these limited partnerships, as the Company’s limited partnership interests were above the 3% to 5% threshold for interests that should be accounted for under the equity method.
(3)	The Company’s ownership interest represents limited partnership interests in a number of different entities within the Avenue Capital Group.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and MUFG holds a 60% voting interest in MUMSS. The Company accounts for its interest in MUMSS as an equity method investment within the Company’s Institutional Securities business segment. During 2014, 2013 and 2012, the Company recorded income of $224 million, $570 million and $152 million, respectively, within Other revenues in the Company’s consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

In June 2014 and June 2013, MUMSS paid a dividend of approximately $594 million and $287 million, respectively, of which the Company received approximately $238 million and $115 million, respectively, for its proportionate share of MUMSS.

The following presents summarized financial data for MUMSS:

	At December 31,
	2014	2013
	(dollars in millions)
Total assets	$111,053	$118,108
Total liabilities	108,263	114,648
Noncontrolling interests	37	13

	2014	2013	2012
	(dollars in millions)
Net revenues	$2,961	$3,305	$2,365
Income from continuing operations before income taxes	908	1,325	333
Net income	595	1,459	405
Net income applicable to MUMSS	582	1,441	397

Other.

Lansdowne Partners is a London-based investment manager. Avenue Capital Group is a New York-based investment manager. These investments are accounted for within the Company’s Investment Management business segment.

The Company also invests in certain structured transactions and other investments not integral to the operations of the Company accounted for under the equity method of accounting amounting of $1.5 billion and $2.7 billion at December 31, 2014 and December 31, 2013, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Parent Company.

Parent Company Only

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$5,068	$2,296
Deposits with banking subsidiaries	4,556	7,070
Interest bearing deposits with banks	1,126	6,846
Trading assets, at fair value	5,014	9,704
Securities purchased under agreement to resell with affiliates	41,601	33,748
Advances to subsidiaries:
Bank and bank holding company	19,982	17,015
Non-bank	112,863	114,833
Equity investments in subsidiaries:
Bank and bank holding company	24,573	24,144
Non-bank	34,649	34,968
Other assets	7,805	7,508

Total assets	$257,237	$258,132

Liabilities
Short-term borrowings	$695	$506
Trading liabilities, at fair value	4,042	1,135
Payables to subsidiaries	35,517	43,420
Other liabilities and accrued expenses	2,342	3,312
Long-term borrowings	143,741	143,838

Total liabilities	186,337	192,211

Commitments and contingent liabilities
Equity
Preferred stock (see Note 15)	6,020	3,220
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at December 31, 2014 and December 31, 2013;
Shares issued: 2,038,893,979 at December 31, 2014 and December 31, 2013;
Shares outstanding: 1,950,980,142 and 1,944,868,751 at December 31, 2014 and December 31, 2013, respectively	20	20
Additional paid-in capital	24,249	24,570
Retained earnings	44,625	42,172
Employee stock trusts	2,127	1,718
Accumulated other comprehensive loss	(1,248)	(1,093)
Common stock held in treasury, at cost, $0.01 par value:
Shares outstanding: 87,913,837 and 94,025,228 at December 31, 2014 and December 31, 2013, respectively	(2,766)	(2,968)
Common stock issued to employee stock trusts	(2,127)	(1,718)

Total shareholders’ equity	70,900	65,921

Total liabilities and equity	$257,237	$258,132

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	2014	2013	2012
Revenues:
Dividends from non-bank subsidiaries	$2,641	$1,113	$545
Trading	601	(635)	(3,400)
Investments	(1)	—	2
Other	10	27	36

Total non-interest revenues	3,251	505	(2,817)

Interest income	2,594	2,783	3,316
Interest expense	3,970	4,053	5,190

Net interest	(1,376)	(1,270)	(1,874)

Net revenues	1,875	(765)	(4,691)
Non-interest expenses:
Non-interest expenses	214	185	114

Income (loss) before provision for (benefit from) income taxes	1,661	(950)	(4,805)
Provision for (benefit from) income taxes	(423)	(354)	(1,088)

Net income (loss) before undistributed gain (loss) subsidiaries	2,084	(596)	(3,717)
Undistributed gain of subsidiaries	1,383	3,528	3,785

Net income	3,467	2,932	68
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(397)	(143)	(128)
Amortization of cash flow hedges	4	4	6
Change in net unrealized gains (losses) on available for sale securities	209	(433)	28
Pension, postretirement and other related adjustments	29	(5)	(265)

Comprehensive income (loss)	$3,312	$2,355	$(291)

Net income	$3,467	$2,932	$68
Preferred stock dividends and other	315	277	98

Earnings (loss) applicable to Morgan Stanley common shareholders	$3,152	$2,655	$(30)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Cash Flows

(dollars in millions)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,467	$2,932	$68
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	98	(303)	(1,653)
Compensation payable in common stock and options	1,260	1,180	891
Amortization	(182)	(47)	23
Undistributed gain of subsidiaries	(1,383)	(3,528)	(3,785)
Other operating activities	—	—	(29)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	2,307	(7,332)	9,587
Other assets	(490)	(165)	1,235
Other liabilities and accrued expenses	488	(4,192)	6,637

Net cash provided by (used for) operating activities	5,565	(11,455)	12,974

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to and investments in subsidiaries	(7,790)	7,458	6,461
Securities purchased under agreement to resell with affiliates	(7,853)	14,745	1,864

Net cash provided by (used for) investing activities	(15,643)	22,203	8,325

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for) short-term borrowings	189	279	(872)
Proceeds from:
Excess tax benefits associated with stock-based awards	101	10	42
Issuance of preferred stock, net of issuance costs	2,782	1,696	—
Issuance of long-term borrowings	33,031	22,944	20,582
Payments for:
Long-term borrowings	(28,917)	(31,928)	(41,914)
Repurchases of common stock and employee tax withholdings	(1,458)	(691)	(227)
Cash dividends	(904)	(475)	(469)

Net cash provided by (used for) financing activities	4,824	(8,165)	(22,858)

Effect of exchange rate changes on cash and cash equivalents	(208)	(100)	(32)

Net increase (decrease) in cash and cash equivalents	(5,462)	2,483	(1,591)
Cash and cash equivalents, at beginning of period	16,212	13,729	15,320

Cash and cash equivalents, at end of period	$10,750	$16,212	$13,729

Cash and cash equivalents include:
Cash and due from banks	$5,068	$2,296	$1,342
Deposits with banking subsidiaries	4,556	7,070	8,222
Interest bearing deposits with banks	1,126	6,846	4,165

Cash and cash equivalents, at end of period	$10,750	$16,212	$13,729

Supplemental Disclosure of Cash Flow Information.

Cash payments for interest were $3,652 million, $3,733 million and $4,254 million for 2014, 2013 and 2012, respectively.

Cash payments (refunds) for income taxes were $187 million, $268 million and $(13) million for 2014, 2013 and 2012, respectively.

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

The Parent Company also, in the normal course of its business, provides standard indemnities to counterparties on behalf of its subsidiaries for taxes, including U.S. and foreign withholding taxes, on interest and other payments made on derivatives, securities and stock lending transactions, and certain annuity products. These indemnity payments could be required based on a change in the tax laws or change in interpretation of applicable tax rulings. Certain contracts contain provisions that enable the Parent Company to terminate the agreement upon the occurrence of such events. The maximum potential amount of future payments that the Parent Company could be required to make under these indemnifications cannot be estimated. The Parent Company has not recorded any contingent liability in its condensed financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these contracts is remote.

The Parent Company has issued guarantees on behalf of its subsidiaries to various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or futures contracts. Under these guarantee arrangements, the Parent Company may be required to pay the financial obligations of its subsidiaries related to business transacted on or with the exchanges and clearinghouses in the event of a subsidiary’s default on its obligations to the exchange or the clearinghouse. The Parent Company has not recorded any contingent liability in its condensed financial statements for these arrangements and believes that any potential requirements to make payments under these arrangements are remote.

The Parent Company guarantees certain debt instruments and warrants issued by subsidiaries. The debt instruments and warrants totaled $10.0 billion and $12.0 billion at December 31, 2014 and December 31, 2013, respectively. In connection with subsidiary lease obligations, the Parent Company has issued guarantees to various lessors. At December 31, 2014 and December 31, 2013, the Parent Company had $1.3 billion and $1.4 billion of guarantees outstanding, respectively, under subsidiary lease obligations, primarily in the U.K.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Quarterly Results (unaudited).

	2014 Quarter				2013 Quarter
	First	Second(1)	Third(2)	Fourth(3)	First	Second	Third	Fourth(4)
	(dollars in millions, except per share data)
Total non-interest revenues	$8,688	$8,341	$8,350	$7,161	$7,990	$8,316	$7,846	$7,563
Net interest	308	267	557	603	182	204	110	282

Net revenues	8,996	8,608	8,907	7,764	8,172	8,520	7,956	7,845

Total non-interest expenses	6,626	6,676	6,687	10,695	6,572	6,725	6,591	8,047

Income (loss) from continuing operations before income taxes	2,370	1,932	2,220	(2,931)	1,600	1,795	1,365	(202)
Provision for (benefit from) income taxes	785	15	463	(1,353)	350	575	363	(386)

Income (loss) from continuing operations	1,585	1,917	1,757	(1,578)	1,250	1,220	1,002	184

Discontinued operations(5):
Income (loss) from discontinued operations	(2)	(1)	(8)	(8)	(30)	(42)	14	(14)
Provision for (benefit from) income taxes	(1)	(1)	(3)	—	(11)	(13)	(2)	(3)

Net income (loss) from discontinued operations	(1)	—	(5)	(8)	(19)	(29)	16	(11)

Net income (loss)	1,584	1,917	1,752	(1,586)	1,231	1,191	1,018	173
Net income applicable to redeemable noncontrolling interests	—	—	—	—	122	100	—	—
Net income applicable to nonredeemable noncontrolling interests	79	18	59	44	147	111	112	89

Net income (loss) applicable to Morgan Stanley	$1,505	$1,899	$1,693	$(1,630)	$962	$980	$906	$84
Preferred stock dividends and other	56	79	64	119	26	177	26	48

Earnings (loss) applicable to Morgan Stanley common shareholders	$1,449	$1,820	$1,629	$(1,749)	$936	$803	$880	$36

Earnings (loss) per basic common share(6):
Income (loss) from continuing operations	$0.75	$0.94	$0.85	$(0.91)	$0.50	$0.44	$0.45	$0.02
Net income (loss) from discontinued operations	—	—	—	—	(0.01)	(0.02)	0.01	—

Earnings (loss) per basic common share	$0.75	$0.94	$0.85	$(0.91)	$0.49	$0.42	$0.46	$0.02

Earnings (loss) per diluted common share(6):
Income (loss) from continuing operations	$0.74	$0.92	$0.83	$(0.91)	$0.49	$0.43	$0.44	$0.02
Net income (loss) from discontinued operations	—	—	—	—	(0.01)	(0.02)	0.01	—

Earnings (loss) per diluted common share	$0.74	$0.92	$0.83	$(0.91)	$0.48	$0.41	$0.45	$0.02

Dividends declared per common share(7)	$0.05	$0.10	$0.10	$0.10	$0.05	$0.05	$0.05	$0.05
Book value per common share	$32.38	$33.46	$34.16	$33.25	$31.21	$31.48	$32.13	$32.24

(1)	The second quarter of 2014 included a discrete net tax benefit of $609 million, principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination (see Note 20).
(2)	The third quarter of 2014 included a discrete net tax benefit of $237 million, primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated (see Note 20). The third quarter of 2014 also included a gain on sale of a retail property space of $141 million, which was included within Other revenues in the Company’s consolidated statement of income and a gain on sale of its ownership stake in TransMontaigne Inc.
(3)	The fourth quarter of 2014 included: an increase of legal reserves of approximately $3.1 billion (see Notes 13 and 25); a discrete net tax benefit of $1,380 million recognized in Provision for (benefit from) income taxes primarily due to the release of a deferred tax liability as a result of an internal Wealth Management business segment restructuring to simplify the Company’s legal entity organization, partially offset by approximately $900 million of tax provision due to the impact of the non-deductible expenses related to litigation and regulatory matters (see Note 20); compensation expense deferral adjustments of $1.1 billion (see Note 18); and a charge of approximately $468 million related to the implementation of FVA (see Note 2), which was reflected as a reduction of the Company’s Institutional Securities business segment Trading revenues.
(4)	The fourth quarter of 2013 included a discrete tax benefit of $192 million, consisting of $100 million related to remeasurement of reserves and related interest and $92 million related to the establishment of a previously unrecognized deferred tax asset associated with the reorganization of certain non-U.S. legal entities (see Note 20). The fourth quarter of 2013 also included litigation expenses of $1.4 billion related to settlements and reserve additions (see Note 13).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	See Note 1 for more information on discontinued operations.
(6)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.
(7)	Beginning with the dividend declared on April 17, 2014, the Company increased the quarterly common stock dividend to $0.10 per share from $0.05 per share.

25.     Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in the Company’s consolidated financial statements through the date of this report, and the Company has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Common Stock Dividend.

On January 20, 2015, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.10. The dividend was paid on February 13, 2015 to common shareholders of record on January 30, 2015 (see Note 15).

Long-Term Borrowings.

Subsequent to December 31, 2014 and through January 31, 2015, the Company’s long-term borrowings (net of repayments) increased by approximately $5.4 billion. This amount includes the Company’s issuance of $5.5 billion in senior debt on January 27, 2015 and the issuance of $1.7 billion in senior debt on January 30, 2015.

Legal.

On February 25, 2015, and subsequent to the release of the Company’s 2014 earnings on January 20, 2015, legal reserves were increased by $2.8 billion within the Company’s Institutional Securities business segment for the year ended December 31, 2014, for the Civil Division legal matter and certain other legacy residential mortgage matters (see Note 13). This decreased income from continuing operations by $2.7 billion and diluted EPS from continuing operations by $1.35 for the year ended December 31, 2014. The Civil Division and related legal matters were considered to be a recognizable subsequent event requiring adjustment to the Company’s December 31, 2014 consolidated financial statements under U.S. GAAP.

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	2014
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$104,640	$1,643	1.6%
Non-U.S.	113,580	466	0.4
Investment securities:
U.S.	62,240	613	1.0
Loans:
U.S.	53,210	1,639	3.1
Non-U.S.	357	51	14.3
Interest bearing deposits with banks:
U.S.	29,273	73	0.2
Non-U.S.	2,953	36	1.2
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	177,444	(507)	(0.3)
Non-U.S.	77,139	209	0.3
Customer receivables and Other(3):
U.S.	73,244	655	0.9
Non-U.S.	18,635	535	2.9

Total	$712,715	$5,413	0.8%

Non-interest earning assets	114,558

Total assets	$827,273

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$118,580	$94	0.1%
Non-U.S.	1,239	12	1.0
Commercial paper and other short-term borrowings(4):
U.S.	1,356	—	—
Non-U.S.	568	4	0.7
Long-term borrowings(4):
U.S.	143,118	3,572	2.5
Non-U.S.	8,771	37	0.4
Trading liabilities(1):
U.S.	25,587	—	—
Non-U.S.	54,112	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	86,063	548	0.6
Non-U.S.	50,843	668	1.3
Customer payables and Other(6):
U.S.	119,153	(1,366)	(1.1)
Non-U.S.	49,555	109	0.2

Total	$658,945	$3,678	0.6

Non-interest bearing liabilities and equity	168,328

Total liabilities and equity	$827,273

Net interest income and net interest rate spread		$1,735	0.2%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	2013
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$119,549	$1,948	1.6%
Non-U.S.	103,774	344	0.3
Investment securities:
U.S.	44,112	447	1.0
Loans:
U.S.	33,939	1,052	3.1
Non-U.S.	489	69	14.1
Interest bearing deposits with banks:
U.S.	34,636	86	0.2
Non-U.S.	7,609	43	0.6
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	203,742	(217)	(0.1)
Non-U.S.	77,713	197	0.3
Customer receivables and Other(3):
U.S.	62,028	751	1.2
Non-U.S.	19,077	489	2.6

Total	$706,668	$5,209	0.7%

Non-interest earning assets	121,793

Total assets	$828,461

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$91,713	$159	0.2%
Non-U.S.	260	—	—
Commercial paper and other short-term borrowings(4):
U.S.	964	2	0.2
Non-U.S.	1,063	18	1.7
Long-term borrowings(4):
U.S.	152,532	3,696	2.4
Non-U.S.	9,857	62	0.6
Trading liabilities(1):
U.S.	31,861	—	—
Non-U.S.	59,200	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	108,896	681	0.6
Non-U.S.	66,697	788	1.2
Customer payables and Other(6):
U.S.	98,335	(1,117)	(1.1)
Non-U.S.	37,679	142	0.4

Total	$659,057	$4,431	0.7

Non-interest bearing liabilities and equity	169,404

Total liabilities and equity	$828,461

Net interest income and net interest rate spread		$778	—%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	2012
	Average Weekly Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$133,615	$2,247	1.7%
Non-U.S.	82,019	$489	0.6
Investment securities:
U.S.	35,141	$343	1.0
Loans:
U.S.	20,996	$597	2.8
Non-U.S.	363	$46	12.7
Interest bearing deposits with banks:
U.S.	25,905	$58	0.2
Non-U.S.	10,612	$66	0.6
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	189,186	$(315)	(0.2)
Non-U.S.	91,851	$679	0.7
Customer receivables and Other(3):
U.S.	54,651	$471	0.9
Non-U.S.	15,404	$1,011	6.6

Total	$659,743	$5,692	0.9%

Non-interest earning assets	122,428

Total assets	$782,171

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$69,265	$181	0.3%
Non-U.S.	165	$—	—
Commercial paper and other short-term borrowings(4):
U.S.	557	$5	0.9
Non-U.S.	1,383	$33	2.4
Long-term borrowings(4):
U.S.	163,961	$4,544	2.8
Non-U.S.	7,552	$78	1.0
Trading liabilities(1):
U.S.	38,125	$—	—
Non-U.S.	51,834	$—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	101,210	$522	0.5
Non-U.S.	59,932	$1,283	2.1
Customer payables and Other(6):
U.S.	82,881	$(1,475)	(1.8)
Non-U.S.	33,992	$726	2.1

Total	$610,857	$5,897	1.0

Non-interest bearing liabilities and equity	171,314

Total liabilities and equity	$782,171

Net interest income and net interest rate spread		$(205)	(0.1)%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.
(2)	Includes fees paid on securities borrowed.
(3)	Includes interest from customer receivables and other interest earning assets.
(4)	The Company also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 4).
(5)	Includes fees received on securities loaned.
(6)	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	2014 versus 2013
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(243)	$(62)	$(305)
Non-U.S.	33	89	122
Investment securities:
U.S.	184	(18)	166
Loans:
U.S.	597	(10)	587
Non-U.S.	(19)	1	(18)
Interest bearing deposits with banks:
U.S.	(13)	—	(13)
Non-U.S.	(26)	19	(7)
Securities purchased under agreements to resell and Securities borrowed:
U.S.	28	(318)	(290)
Non-U.S.	(1)	13	12
Customer receivables and Other:
U.S.	136	(232)	(96)
Non-U.S.	(11)	57	46

Change in interest income	$665	$(461)	$204

Interest bearing liabilities
Deposits:
U.S.	$47	$(112)	$(65)
Non-U.S.	—	12	12
Commercial paper and other short-term borrowings:
U.S.	1	(3)	(2)
Non-U.S.	(8)	(6)	(14)
Long-term borrowings:
U.S.	(228)	104	(124)
Non-U.S.	(7)	(18)	(25)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(143)	10	(133)
Non-U.S.	(187)	67	(120)
Customer payables and Other:
U.S.	(236)	(13)	(249)
Non-U.S.	45	(78)	(33)

Change in interest expense	$(716)	$(37)	$(753)

Change in net interest income	$1,381	$(424)	$957

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	2013 versus 2012
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(237)	$(62)	$(299)
Non-U.S.	130	(275)	(145)
Investment securities:
U.S.	88	16	104
Loans:
U.S.	368	87	455
Non-U.S.	16	7	23
Interest bearing deposits with banks:
U.S.	20	8	28
Non-U.S.	(19)	(4)	(23)
Securities purchased under agreements to resell and Securities borrowed:
U.S.	(24)	122	98
Non-U.S.	(105)	(377)	(482)
Customer receivables and Other:
U.S.	64	216	280
Non-U.S.	241	(763)	(522)

Change in interest income	$542	$(1,025)	$(483)

Interest bearing liabilities
Deposits:
U.S.	$59	$(81)	$(22)
Commercial paper and other short-term borrowings:
U.S.	4	(7)	(3)
Non-U.S.	(8)	(7)	(15)
Long-term borrowings:
U.S.	(317)	(531)	(848)
Non-U.S.	24	(40)	(16)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	40	119	159
Non-U.S.	145	(640)	(495)
Customer payables and Other:
U.S.	(276)	634	358
Non-U.S.	79	(663)	(584)

Change in interest expense	$(250)	$(1,216)	$(1,466)

Change in net interest income	$792	$191	$983

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Deposits.

	Average Deposits(1)
	2014		2013		2012
	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate
	(dollars in millions)
Deposits(2):
Savings deposits	$118,086	0.1%	$90,447	0.1%	$66,073	0.1%
Time deposits	1,733	0.7%	1,526	3.9%	3,357	2.6%

Total	$119,819	0.1%	$91,973	0.2%	$69,430	0.3%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	Deposits are primarily located in U.S. offices.

Ratios.

	2014	2013	2012
Net income to average assets	0.4%	0.4%	N/M
Return on average common equity(1)	4.8%	4.3%	N/M
Return on total equity(2)	4.9%	4.6%	0.1%
Dividend payout ratio(3)	21.9%	14.7%	N/M
Total average common equity to average assets	7.9%	7.5%	7.8%
Total average equity to average assets	8.5%	7.7%	8.0%

N/M—Not meaningful.

(1)	Percentage is based on net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity.
(2)	Percentage is based on net income as a percentage of average total equity.
(3)	Percentage is based on dividends declared per common share as a percentage of net income per diluted share.

Short-term Borrowings.

	2014	2013	2012
	(dollars in millions)
Securities sold under repurchase agreements:
Period-end balance	$69,949	$145,676	$122,674
Average balance(1)(2)	103,640	136,151	125,465
Maximum balance at any month-end	129,265	145,676	139,962
Weighted average interest rate during the period(3)	0.8%	0.7%	0.9%
Weighted average interest rate on period-end balance(4)	0.7%	0.4%	0.8%
Securities loaned:
Period-end balance	$25,219	$32,799	$36,849
Average balance(1)(2)	33,266	39,442	35,677
Maximum balance at any month-end	35,700	44,182	39,881
Weighted average interest rate during the period(3)	1.3%	1.2%	1.9%
Weighted average interest rate on period-end balance(4)	1.6%	1.2%	1.5%

(1)	The Company calculates its average balances based upon weekly amounts, except where weekly balances are unavailable, month-end balances are used.
(2)	In 2014, period-end balance was lower than the annual average balance primarily due to a decrease in the Company’s assets.
(3)

The approximated weighted average interest rate was calculated using (a) interest expense incurred on all securities sold under repurchase agreements and securities loaned transactions, whether or not such transactions were reported on the Company’s consolidated

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

statements of financial condition and (b) average balances that were reported on a net basis where certain criteria were met in accordance with applicable offsetting guidance. In addition, securities-for-securities transactions in which the Company was the borrower were not included in the average balances since they were not reported on the Company’s consolidated statements of financial condition.

(4)	The approximated weighted average interest rate was calculated using (a) interest expense for all securities sold under repurchase agreements and securities loaned transactions, whether or not such transactions were reported in the Company’s consolidated statements of financial condition and (b) period-end balances that were reported on a net basis where certain criteria were met in accordance with applicable offsetting guidance. In addition, securities-for-securities transactions in which the Company was the borrower were not included in the period-end balances since they were not reported in the Company’s consolidated statements of financial condition.

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

The following tables set forth cross-border outstandings for each country in which cross-border outstandings exceed 1% of the Company’s consolidated assets or 20% of the Company’s total capital, whichever is less, at December 31, 2014, December 31, 2013 and December 31, 2012, respectively, in accordance with the FFIEC guidelines:

	At December 31, 2014
Country	Banks	Governments	Other(1)	Total
	(dollars in millions)
United Kingdom	$8,514	$948	$60,025	$69,487
Cayman Islands	144	—	43,472	43,616
Japan	14,860	5,645	22,976	43,481
France	18,838	218	7,940	26,996
Germany	6,650	6,679	7,295	20,624
Singapore	2,117	7,761	806	10,684
China	1,738	3,259	5,610	10,607
Canada	2,741	286	6,955	9,982
South Korea	149	6,081	3,733	9,963
Ireland	304	20	8,996	9,320
Netherlands	910	—	7,399	8,309

	At December 31, 2013
Country	Banks	Governments	Other(1)	Total
	(dollars in millions)
United Kingdom	$11,874	$911	$57,594	$70,379
Japan	27,251	3,622	26,426	57,299
Cayman Islands	1	—	45,041	45,042
Germany	8,844	10,312	10,613	29,769
France	22,408	264	6,247	28,919
Canada	2,988	2,012	7,108	12,108
Netherlands	1,474	—	10,015	11,489
South Korea	65	4,307	3,376	7,748

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

	At December 31, 2012
Country	Banks	Governments	Other(1)	Total
	(dollars in millions)
United Kingdom	$17,504	$6	$100,090	$117,600
Cayman Islands	5	10	41,628	41,643
France	28,699	149	3,915	32,763
Japan	24,935	148	2,967	28,050
Germany	15,084	3,014	4,192	22,290
Netherlands	1,700	—	10,920	12,620
Canada	6,651	1,310	2,893	10,854
South Korea	32	6,812	2,311	9,155
Switzerland	3,319	242	5,483	9,044
Luxemburg	221	223	7,952	8,396

(1)	Other includes Non-banking financial institutions and others in 2014, 2013 and 2012.

For cross-border exposure that exceeds 0.75% but does not exceed 1% of the Company’s consolidated assets, Saudi Arabia, Switzerland and Luxembourg had a total cross-border exposure of $21,639 million at December 31, 2014; Ireland, Italy and Luxembourg had a total cross-border exposure of $21,026 million at December 31, 2013; and Saudi Arabia and Singapore had a total cross-border exposure of $12,848 million at December 31, 2012.

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2014, and for the year then ended, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 2, 2015

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to the Company’s directors and nominees under the following captions in the Company’s definitive proxy statement for its 2015 annual meeting of shareholders (“Morgan Stanley’s Proxy Statement”) is incorporated by reference herein.

•	“Item 1—Election of Directors—Director Nominees”

•	“Corporate Governance—Board Meetings and Committees”

•	“Beneficial Ownership of Company Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance”

Information relating to the Company’s executive officers is contained in Part I, Item 1 of this report under “Executive Officers of Morgan Stanley.”

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.morganstanley.com/about-us-governance/ethics.html. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our internet site.

Item 11.	Executive Compensation.

Information relating to director and executive officer compensation under the following captions in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Corporate Governance—Director Compensation”

•	“Executive Compensation”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to equity compensation plans and security ownership of certain beneficial owners and management is set forth under the captions “Item 4—Company Proposal to Amend the 2007 Equity Incentive Compensation Plan to Increase Shares Available for Grant—Equity Compensation Plan Information” and “Beneficial Ownership of Company Common Stock” in Morgan Stanley’s Proxy Statement and such information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions under the following caption in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Corporate Governance—Related Person Transactions Policy”

•	“Corporate Governance—Certain Transactions”

Information regarding director independence under the following caption in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

•	“Corporate Governance—Director Independence”

Item 14.	Principal Accountant Fees and Services.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of March, 2015.

Signature	Title

/S/ JAMES P. GORMAN (James P. Gorman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ RUTH PORAT (Ruth Porat)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ PAUL C. WIRTH (Paul C. Wirth)	Deputy Chief Financial Officer (Principal Accounting Officer)

/S/ ERSKINE B. BOWLES (Erskine B. Bowles)	Director

/S/ HOWARD J. DAVIES (Howard J. Davies)	Director

/S/ THOMAS H. GLOCER (Thomas H. Glocer)	Director

/S/ ROBERT H. HERZ (Robert H. Herz)	Director

/S/ C. ROBERT KIDDER (C. Robert Kidder)	Director

S-1

Signature	Title

/S/ KLAUS KLEINFELD (Klaus Kleinfeld)	Director

/S/ JAMI MISCIK (Jami Miscik)	Director

/S/ DONALD T. NICOLAISEN (Donald T. Nicolaisen)	Director

/S/ HUTHAM S. OLAYAN (Hutham S. Olayan)	Director

/S/ JAMES W. OWENS (James W. Owens)	Director

/S/ RYOSUKE TAMAKOSHI (Ryosuke Tamakoshi)	Director

/S/ MASAAKI TANAKA (Masaaki Tanaka)	Director

/S/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

/S/ RAYFORD WILKINS, JR. (Rayford Wilkins, Jr.)	Director

S-2

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS TO FORM 10-K

For the year ended December 31, 2014

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

Exhibit No.	Description

2.1	Amended and Restated Joint Venture Contribution and Formation Agreement dated as of May 29, 2009 by and among Citigroup Inc. and Morgan Stanley and Morgan Stanley Smith Barney Holdings LLC (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated May 29, 2009).

2.2	Integration and Investment Agreement dated as of March 30, 2010 by and between Mitsubishi UFJ Financial Group, Inc. and Morgan Stanley (Exhibit 2.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009), as amended by the Certificate of Elimination of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (Exhibit 3.1 Morgan Stanley’s Current Report on Form 8-K dated July 20, 2011), as amended by the Certificate of Merger of Domestic Corporations dated December 29, 2011 (Exhibit 3.3 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2012), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E (Exhibit 2.5 to Morgan Stanley’s Registration Statement on Form 8-A dated September 27, 2013), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated December 9, 2013), as amended by the Certificate of Designation of Preferences and Rights of the 6.625% Non-Cumulative Preferred Stock, Series G (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated April 28, 2014), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non- Cumulative Preferred Stock, Series H (Exhibits 3.2 and 4.2 to Morgan Stanley’s Registration Statement on Form 8-K dated April 29, 2014), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated September 17, 2014).

3.2	Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated March 9, 2010).

4.1	Indenture dated as of February 24, 1993 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

4.2	Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289) as amended by Fourth Supplemental Senior Indenture dated as of October 8, 2007 (Exhibit 4.3 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

(1)	For purposes of this Exhibit Index, references to “The Bank of New York” mean in some instances the entity successor to JPMorgan Chase Bank, N.A. or J.P. Morgan Trust Company, National Association; references to “JPMorgan Chase Bank, N.A.” mean the entity formerly known as The Chase Manhattan Bank, in some instances as the successor to Chemical Bank; references to “J.P. Morgan Trust Company, N.A.” mean the entity formerly known as Bank One Trust Company, N.A., as successor to The First National Bank of Chicago.

Exhibit No.	Description

4.3	Senior Indenture dated as of November 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752), as amended by First Supplemental Senior Indenture dated as of September 4, 2007 (Exhibit 4.5 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007), Second Supplemental Senior Indenture dated as of January 4, 2008 (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated January 4, 2008), Third Supplemental Senior Indenture dated as of September 10, 2008 (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008), Fourth Supplemental Senior Indenture dated as of December 1, 2008.

(Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated December 1, 2008), Fifth Supplemental Senior Indenture dated as of April 1, 2009 (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009), Sixth Supplemental Senior Indenture dated as of September 16, 2011 (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011), Seventh Supplemental Senior Indenture dated as of November 21, 2011 (Exhibit 4.4 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2011), Eighth Supplemental Senior Indenture dated as of May 4, 2012 (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012), and Ninth Supplemental Senior Indenture dated as of March 10, 2014 (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

4.4	The Unit Agreement Without Holders’ Obligations, dated as of August 29, 2008, between Morgan Stanley and The Bank of New York Mellon, as Unit Agent, as Trustee and Paying Agent under the Senior Indenture referred to therein and as Warrant Agent under the Warrant Agreement referred to therein (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated August 29, 2008).

4.5	Amended and Restated Subordinated Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-f to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289)).

4.6	Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-g to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.7	Junior Subordinated Indenture dated as of March 1, 1998 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998).

4.8	Junior Subordinated Indenture dated as of October 1, 2004 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-ww to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-117752)).

4.9	Junior Subordinated Indenture dated as of October 12, 2006 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4.1 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.10	Deposit Agreement dated as of July 6, 2006 among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts described therein (Exhibit 4.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

4.11	Depositary Receipt for Depositary Shares, representing Floating Rate Non-Cumulative Preferred Stock, Series A (included in Exhibit 4.10 hereto).

4.12	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

Exhibit No.	Description

4.13	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

4.14	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2003).

4.15	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VI dated as of January 26, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006).

4.16	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VII dated as of October 12, 2006 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated October 12, 2006).

4.17	Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VIII dated as of April 26, 2007 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated April 26, 2007).

4.18	Instruments defining the Rights of Security Holders, Including Indentures—Except as set forth in Exhibits 4.1 through 4.17 above, the instruments defining the rights of holders of long-term debt securities of Morgan Stanley and its subsidiaries are omitted pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K. Morgan Stanley hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Amended and Restated Trust Agreement dated as of October 18, 2011 by and between Morgan Stanley and State Street Bank and Trust Company (Exhibit 10.1 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.2	Transaction Agreement dated as of April 21, 2011 between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated April 21, 2011).

10.3	Amended and Restated Investor Agreement dated as of June 30, 2011 by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc. (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated June 30, 2011), as amended by Third Amendment, dated October 3, 2013 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.4†	Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2013 (Exhibit 10.6 to Morgan Stanley Annual Report on Form 10-K for the year ended December 31, 2012), as amended by Amendment (Exhibit 10. 5 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2013) and Amendment (Exhibit 10.6 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.5†*	Amendment to Morgan Stanley 401(k) Plan, dated as of December 19, 2014.

10.6†	Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.7†	Directors’ Equity Capital Accumulation Plan as amended and restated as of March 22, 2012 (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated May 15, 2012).

Exhibit No.	Description

10.8†	Select Employees’ Capital Accumulation Program as amended and restated as of May 7, 2008 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008).

10.9†	Form of Term Sheet under the Select Employees’ Capital Accumulation Program (Exhibit 10.9 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.10†	Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.11†	Employee Stock Purchase Plan as amended and restated as of February 1, 2009 (Exhibit 10.20 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.12†	Morgan Stanley Supplemental Executive Retirement and Excess Plan, amended and restated effective December 31, 2008 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009) as amended by Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009), Amendment (Exhibit 10.19 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2010), Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011) and Amendment (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.13†	1995 Equity Incentive Compensation Plan (Annex A to MSG’s Proxy Statement for its 1996 Annual Meeting of Stockholders) as amended by Amendment (Exhibit 10.39 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000), Amendment (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005), Amendment (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006), Amendment (Exhibit 10.24 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006) and Amendment (Exhibit 10.22 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.14†	Form of Management Committee Equity Award Certificate for Discretionary Retention Award of Stock Units and Stock Options (Exhibit 10.30 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006).

10.15†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.16†	Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.17†	Morgan Stanley Financial Advisor and Investment Representative Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.18†	Morgan Stanley UK Share Ownership Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-146954)).

10.19†	Supplementary Deed of Participation for the Morgan Stanley UK Share Ownership Plan, dated as of November 5, 2009 (Exhibit 10.36 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.20†	Aircraft Time Sharing Agreement, dated as of January 1, 2010, by and between Corporate Services Support Corp. and James P. Gorman (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

Exhibit No.	Description

10.21†	Agreement between Morgan Stanley and James P. Gorman, dated August 16, 2005, and amendment dated December 17, 2008 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010), as amended by Amendment (Exhibit 10.25 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31 2013).

10.22†	Agreement between Morgan Stanley and Gregory J. Fleming, dated February 3, 2010 (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.23†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated November 22, 2005).

10.24†	Morgan Stanley Performance Formula and Provisions (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated May 14, 2013).

10.25†	2007 Equity Incentive Compensation Plan, as amended and restated as of March 21, 2013 (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated May 14, 2013).

10.26†	Morgan Stanley 2006 Notional Leveraged Co-Investment Plan, as amended and restated as of November 28, 2008 (Exhibit 10.47 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.27†	Form of Award Certificate under the 2006 Notional Leveraged Co-Investment Plan (Exhibit 10.7 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.28†	Morgan Stanley 2007 Notional Leveraged Co-Investment Plan, amended as of June 4, 2009 (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.29†	Form of Award Certificate under the 2007 Notional Leveraged Co-Investment Plan for Certain Management Committee Members (Exhibit 10.8 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.30†	Morgan Stanley Compensation Incentive Plan (Exhibit 10.54 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.31†	Morgan Stanley 2009 Replacement Equity Incentive Compensation Plan for Morgan Stanley Smith Barney Employees (Exhibit 4.2 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-159504)).

10.32†	Form of Award Certificate for Special Discretionary Retention Awards of Stock Options (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.33†	Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of August 1, 2014 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.34†	Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.35†	Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan Deferred Bonus Program (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.36†	Form of Award Certificate for Performance Stock Units (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.37†	Memorandum to Colm Kelleher Regarding Repatriation to London (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.38†	Morgan Stanley U.S. Tax Equalization Program (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit No.		Description

10.39†		Morgan Stanley UK Limited Alternative Retirement Plan, dated as of October 8, 2009 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.40†		Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.41†		Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.42†		Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.43†		Form of Award Certificate for Discretionary Retention Awards of Stock Units (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.44†		Form of Award Certificate for Discretionary Retention Awards of Stock Options (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.45†		Form of Award Certificate for Long-Term Incentive Program Awards (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.46†		Form of Award Certificate for Long-Term Incentive Program Awards (Exhibit 10.3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

12	*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	*	Subsidiaries of Morgan Stanley.

23.1	*	Consent of Deloitte & Touche LLP.

24		Powers of Attorney (included on signature page).

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Section 1350 Certification of Chief Executive Officer.

32.2	**	Section 1350 Certification of Chief Financial Officer.

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition—December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income—Twelve Months Ended December 31, 2014, December 31, 2013 and December 31, 2012, (iii) the Consolidated Statements of Comprehensive Income—Twelve Months Ended December 31, 2014, December 31, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows—Twelve Months Ended December 31, 2014, December 31, 2013 and December 31, 2012, (v) the Consolidated Statements of Changes in Total Equity—Twelve Months Ended December 31, 2014, December 31, 2013, and December 31, 2012, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

