Form 10-Q
period 2015-03-31
MORGAN STANLEY
filed 2015-05-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 1,970,026,803 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2015

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

Morgan Stanley’s internet site is www.morganstanley.com. You can access Morgan Stanley’s Investor Relations webpage at www.morganstanley.com/about-us-ir. Morgan Stanley makes available free of charge, on or through its Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Morgan Stanley also makes available, through its Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of Morgan Stanley’s equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

Morgan Stanley has a Corporate Governance webpage. You can access information about Morgan Stanley’s corporate governance at www.morganstanley.com/about-us-governance. Morgan Stanley posts the following on its Corporate Governance webpage:

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

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and due from banks ($43 and $45 at March 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	$19,683	$21,381
Interest bearing deposits with banks	20,610	25,603
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements ($156 and $149 at March 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	40,340	40,607
Trading assets, at fair value ($134,954 and $127,342 were pledged to various parties at March 31, 2015 and December 31, 2014, respectively) ($905 and $966 at March 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	259,160	256,801
Investment securities (includes $67,830 and $69,216 at fair value at March 31, 2015 and December 31, 2014, respectively)	69,462	69,316
Securities received as collateral, at fair value	22,328	21,316
Securities purchased under agreements to resell (includes $1,112 and $1,113 at fair value at March 31, 2015 and December 31, 2014, respectively)	91,232	83,288
Securities borrowed	150,365	136,708
Customer and other receivables	56,733	48,961
Loans:
Held for investment (net of allowances of $165 and $149 at March 31, 2015 and December 31, 2014, respectively)	60,446	57,119
Held for sale	8,257	9,458
Other investments ($449 and $467 at March 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	4,321	4,355
Premises, equipment and software costs (net of accumulated depreciation of $6,408 and $6,219 at March 31, 2015 and December 31, 2014, respectively) ($190 and $191 at March 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,141	6,108
Goodwill	6,597	6,588
Intangible assets (net of accumulated amortization of $1,896 and $1,824 at March 31, 2015 and December 31, 2014, respectively) (includes $5 and $6 at fair value at March 31, 2015 and December 31, 2014, respectively)	3,064	3,159
Other assets ($59 at March 31, 2015 and December 31, 2014, related to consolidated variable interest entities, generally not available to the Company)	10,360	10,742

Total assets	$829,099	$801,510

Liabilities
Deposits	$135,815	$133,544
Short-term borrowings (includes $2,468 and $1,765 at fair value at March 31, 2015 and December 31, 2014, respectively)	2,879	2,261
Trading liabilities, at fair value ($1 at March 31, 2015 and December 31, 2014, related to consolidated variable interest entities, generally non-recourse to the Company)	125,057	107,381
Obligation to return securities received as collateral, at fair value	27,384	25,685
Securities sold under agreements to repurchase (includes $605 and $612 at fair value at March 31, 2015 and December 31, 2014, respectively)	61,488	69,949
Securities loaned	25,527	25,219
Other secured financings (includes $4,241 and $4,504 at fair value at March 31, 2015 and December 31, 2014, respectively) ($321 and $348 at March 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	12,207	12,085
Customer and other payables	190,175	181,069
Other liabilities and accrued expenses ($68 and $72 at March 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	17,556	19,441
Long-term borrowings (includes $31,261 and $31,774 at fair value at March 31, 2015 and December 31, 2014, respectively)	155,545	152,772

Total liabilities	753,633	729,406

Commitments and contingent liabilities (see Note 11)	—	—
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 13)	7,520	6,020
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at March 31, 2015 and December 31, 2014;
Shares issued: 2,038,893,979 at March 31, 2015 and December 31, 2014;
Shares outstanding: 1,971,443,739 and 1,950,980,142 at March 31, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	23,355	24,249
Retained earnings	46,740	44,625
Employee stock trusts	2,431	2,127
Accumulated other comprehensive loss	(1,266)	(1,248)
Common stock held in treasury, at cost, $0.01 par value:
Shares outstanding: 67,450,240 and 87,913,837 at March 31, 2015 and December 31, 2014, respectively	(2,207)	(2,766)
Common stock issued to employee stock trusts	(2,431)	(2,127)

Total Morgan Stanley shareholders’ equity	74,162	70,900
Nonredeemable noncontrolling interests	1,304	1,204

Total equity	75,466	72,104

Total liabilities and equity	$829,099	$801,510

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Investment banking	$1,357	$1,308
Trading	3,650	2,962
Investments	266	359
Commissions and fees	1,186	1,216
Asset management, distribution and administration fees	2,681	2,549
Other	171	294

Total non-interest revenues	9,311	8,688

Interest income	1,484	1,343
Interest expense	888	1,035

Net interest	596	308

Net revenues	9,907	8,996

Non-interest expenses:
Compensation and benefits	4,524	4,306
Occupancy and equipment	342	361
Brokerage, clearing and exchange fees	463	443
Information processing and communications	415	424
Marketing and business development	150	147
Professional services	486	453
Other	672	492

Total non-interest expenses	7,052	6,626

Income from continuing operations before income taxes	2,855	2,370
Provision for income taxes	387	785

Income from continuing operations	2,468	1,585

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(8)	(2)
Provision for (benefit from) income taxes	(3)	(1)

Income (loss) from discontinued operations	(5)	(1)

Net income	$2,463	$1,584
Net income applicable to nonredeemable noncontrolling interests	69	79

Net income applicable to Morgan Stanley	$2,394	$1,505
Preferred stock dividends and other	80	56

Earnings applicable to Morgan Stanley common shareholders	$2,314	$1,449

Amounts applicable to Morgan Stanley:
Income from continuing operations	$2,399	$1,506
Income (loss) from discontinued operations	(5)	(1)

Net income applicable to Morgan Stanley	$2,394	$1,505

Earnings per basic common share:
Income from continuing operations	$1.21	$0.75
Income (loss) from discontinued operations	(0.01)	—

Earnings per basic common share	$1.20	$0.75

Earnings per diluted common share:
Income from continuing operations	$1.18	$0.74
Income (loss) from discontinued operations	—	—

Earnings per diluted common share	$1.18	$0.74

Dividends declared per common share	$0.10	$0.05
Average common shares outstanding:
Basic	1,924,122,199	1,924,270,160

Diluted	1,962,996,441	1,969,652,798

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$2,463	$1,584
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$(222)	$66
Amortization of cash flow hedges(2)	1	1
Change in net unrealized gains on available for sale securities(3)	200	74
Pension, postretirement and other related adjustments(4)	1	2

Total other comprehensive income (loss)	$(20)	$143

Comprehensive income	$2,443	$1,727
Net income applicable to nonredeemable noncontrolling interests	69	79
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	(2)	18

Comprehensive income applicable to Morgan Stanley	$2,376	$1,630

(1)	Amounts include provision for (benefit from) income taxes of $174 million and $(56) million for the quarters ended March 31, 2015 and 2014, respectively.
(2)	Amount includes provision for income taxes of $1 million for the quarter ended March 31, 2014.
(3)	Amounts include provision for income taxes of $121 million and $51 million for the quarters ended March 31, 2015 and 2014, respectively.
(4)	Amount includes provision for income taxes of $1 million for the quarter ended March 31, 2014.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,463	$1,584
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from equity method investments	(38)	(56)
Compensation payable in common stock and options	295	311
Depreciation and amortization	321	326
Net gain on sale of available for sale securities	(25)	(6)
Impairment charges	21	33
Provision (release) for credit losses on lending activities	63	(10)
Other operating activities	56	(113)
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	267	(4,448)
Trading assets, net of Trading liabilities	11,414	30,790
Securities borrowed	(13,657)	(17,888)
Securities loaned	308	(429)
Customer and other receivables and other assets	(6,257)	(1,241)
Customer and other payables and other liabilities	8,052	16,866
Securities purchased under agreements to resell	(7,944)	10,554
Securities sold under agreements to repurchase	(8,394)	(31,492)

Net cash provided by (used for) operating activities	(13,055)	4,781

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software, net	(320)	2
Business dispositions, net of cash disposed	—	135
Loans:
Originations and purchases	(11,622)	(10,814)
Maturities, payments and sales	8,956	6,254
Investment securities:
Purchases	(15,067)	(8,188)
Proceeds from sales	13,810	1,853
Proceeds from paydowns and maturities	1,290	981
Other investing activities	48	(41)

Net cash used for investing activities	(2,905)	(9,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	618	(356)
Nonredeemable noncontrolling interests	(2)	(9)
Other secured financings	399	(1,719)
Deposits	2,271	4,269
Proceeds from:
Excess tax benefits associated with stock-based awards	173	84
Derivatives financing activities	226	150
Issuance of preferred stock, net of issuance costs	1,493	—
Issuance of long-term borrowings	11,339	7,701
Payments for:
Long-term borrowings	(5,334)	(8,786)
Derivatives financing activities	(83)	—
Repurchases of common stock and employee tax withholdings	(839)	(672)
Cash dividends	(310)	(143)

Net cash provided by financing activities	9,951	519

Effect of exchange rate changes on cash and cash equivalents	(682)	59

Net decrease in cash and cash equivalents	(6,691)	(4,459)
Cash and cash equivalents, at beginning of period	46,984	59,883

Cash and cash equivalents, at end of period	$40,293	$55,424

Cash and cash equivalents include:
Cash and due from banks	$19,683	$13,785
Interest bearing deposits with banks	20,610	41,639

Cash and cash equivalents, at end of period	$40,293	$55,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $580 million and $606 million for the quarters ended March 31, 2015 and 2014, respectively.

Cash payments for income taxes were $119 million and $128 million for the quarters ended March 31, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Three Months Ended March 31, 2015 and 2014

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2014	$6,020	$20	$24,249	$44,625	$2,127	$(1,248)	$(2,766)	$(2,127)	$1,204	$72,104
Net income applicable to Morgan Stanley	—	—	—	2,394	—	—	—	—	—	2,394
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	69	69
Dividends	—	—	—	(279)	—	—	—	—	—	(279)
Shares issued under employee plans and related tax effects	—	—	(887)	—	304	—	1,398	(304)	—	511
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(839)	—	—	(839)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(18)	—	—	(2)	(20)
Issuance of preferred stock	1,500	—	(7)	—	—	—	—	—	—	1,493
Other net increases	—	—	—	—	—	—	—	—	33	33

BALANCE AT MARCH 31, 2015	$7,520	$20	$23,355	$46,740	$2,431	$(1,266)	$(2,207)	$(2,431)	$1,304	$75,466

BALANCE AT DECEMBER 31, 2013	$3,220	$20	$24,570	$42,172	$1,718	$(1,093)	$(2,968)	$(1,718)	$3,109	$69,030
Net income applicable to Morgan Stanley	—	—	—	1,505	—	—	—	—	—	1,505
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	79	79
Dividends	—	—	—	(155)	—	—	—	—	—	(155)
Shares issued under employee plans and related tax effects	—	—	(1,206)	—	381	—	1,553	(381)	—	347
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(672)	—	—	(672)
Net change in Accumulated other comprehensive income	—	—	—	—	—	125	—	—	18	143
Other net decreases	—	—	—	—	—	—	—	—	(9)	(9)

BALANCE AT MARCH 31, 2014	$3,220	$20	$23,364	$43,522	$2,099	$(968)	$(2,087)	$(2,099)	$3,197	$70,268

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Introduction and Basis of Presentation.

The Company.    Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Company” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

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

CanTerm.    On March 27, 2014, the Company completed the sale of Canterm Canadian Terminals Inc. (“CanTerm”), a public storage terminal operator for refined products with two distribution terminals in Canada. As a result of the Company’s level of continuing involvement with CanTerm, the results of CanTerm are reported as a component of continuing operations within the Company’s Institutional Securities business segment for all periods presented. The gain on sale was approximately $45 million.

Basis of Financial Information.    The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the Company to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill and intangible assets, compensation, deferred tax assets, the outcome of legal and tax matters, allowance for credit losses and other matters that affect its condensed consolidated financial statements and related disclosures. The Company believes that the estimates utilized in the preparation of its condensed consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates. Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). The condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Prior period amounts have been recast for the Company’s adoption of Investments in Qualified Affordable Housing Projects, which the Company adopted on April 1, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Consolidation.    The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 6). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income attributable to noncontrolling interests for such subsidiaries is presented as Net income (loss) applicable to nonredeemable noncontrolling interests in the Company’s condensed consolidated statements of income. The portion of shareholders’ equity of such subsidiaries that is attributable to noncontrolling interests for such subsidiaries is presented as Nonredeemable noncontrolling interests, a component of total equity, in the Company’s condensed consolidated statements of financial condition.

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

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, the Company generally applies the equity method of accounting with net gains and losses recorded within Other revenues (see Note 19). Where the Company has elected to measure certain eligible investments at fair value in accordance with the fair value option, net gains and losses are recorded within Investments revenues (see Note 3).

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

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the consolidated financial statements in the 2014 Form 10-K.

During the quarter ended March 31, 2015, other than the following, there were no significant updates made to the Company’s significant accounting policies.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Accounting Standards Adopted.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.    In January 2014, the FASB issued an accounting update clarifying when an in-substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This guidance became effective for the Company beginning January 1, 2015 and will be applied prospectively. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.    In June 2014, the FASB issued an accounting update requiring repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. This accounting update also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. This guidance became effective for the Company beginning January 1, 2015. In addition, new disclosures are required for sales of financial assets where the Company retains substantially all the exposure throughout the term and for the collateral pledged and remaining maturity of repurchase and securities lending agreements, which are effective January 1, 2015, and April 1, 2015, respectively. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Fair Value Disclosures.

Fair Value Measurements.

For a description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 4 to the consolidated financial statements in the 2014 Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at March 31, 2015
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$17,077	$—	$—	$—	$17,077
U.S. agency securities	794	20,542	—	—	21,336

Total U.S. government and agency securities	17,871	20,542	—	—	38,413
Other sovereign government obligations	17,844	8,582	11	—	26,437
Corporate and other debt:
State and municipal securities	—	2,389	—	—	2,389
Residential mortgage-backed securities	—	1,772	296	—	2,068
Commercial mortgage-backed securities	—	1,373	180	—	1,553
Asset-backed securities	—	854	67	—	921
Corporate bonds	—	15,089	424	—	15,513
Collateralized debt and loan obligations	—	668	822	—	1,490
Loans and lending commitments	—	6,605	4,789	—	11,394
Other debt	—	2,368	486	—	2,854

Total corporate and other debt	—	31,118	7,064	—	38,182
Corporate equities(1)	108,266	765	230	—	109,261
Derivative and other contracts:
Interest rate contracts	759	492,341	2,021	—	495,121
Credit contracts	—	27,064	988	—	28,052
Foreign exchange contracts	134	88,293	356	—	88,783
Equity contracts	702	49,364	1,308	—	51,374
Commodity contracts	4,623	14,799	3,350	—	22,772
Other	—	332	—	—	332
Netting(2)	(5,658)	(557,465)	(4,682)	(79,871)	(647,676)

Total derivative and other contracts	560	114,728	3,341	(79,871)	38,758
Investments:
Private equity funds	—	—	2,523	—	2,523
Real estate funds	—	7	1,726	—	1,733
Hedge funds	—	321	362	—	683
Principal investments	55	1	829	—	885
Other	213	145	391	—	749

Total investments	268	474	5,831	—	6,573
Physical commodities	—	1,536	—	—	1,536

Total trading assets	144,809	177,745	16,477	(79,871)	259,160
AFS securities	34,134	33,696	—	—	67,830
Securities received as collateral	22,249	46	33	—	22,328
Securities purchased under agreements to resell	—	1,112	—	—	1,112
Intangible assets(3)	—	—	5	—	5

Total assets measured at fair value	$201,192	$212,599	$16,515	$(79,871)	$350,435

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at March 31, 2015
	(dollars in millions)
Liabilities at Fair Value
Short-term borrowings	$—	$2,468	$—	$—	$2,468
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	14,714	—	—	—	14,714
U.S. agency securities	797	247	—	—	1,044

Total U.S. government and agency securities	15,511	247	—	—	15,758
Other sovereign government obligations	15,740	2,336	—	—	18,076
Corporate and other debt:
State and municipal securities	—	8	—	—	8
Corporate bonds	—	5,447	23	—	5,470
Unfunded lending commitments	—	6	—	—	6
Other debt	—	13	23	—	36

Total corporate and other debt	—	5,474	46	—	5,520
Corporate equities(1)	38,250	226	50	—	38,526
Derivative and other contracts:
Interest rate contracts	682	465,492	2,517	—	468,691
Credit contracts	—	26,091	1,972	—	28,063
Foreign exchange contracts	84	88,496	59	—	88,639
Equity contracts	794	54,805	3,780	—	59,379
Commodity contracts	4,957	13,769	2,005	—	20,731
Other	—	84	—	—	84
Netting(2)	(5,658)	(557,465)	(4,682)	(50,605)	(618,410)

Total derivative and other contracts	859	91,272	5,651	(50,605)	47,177

Total trading liabilities	70,360	99,555	5,747	(50,605)	125,057
Obligation to return securities received as collateral	27,303	48	33	—	27,384
Securities sold under agreements to repurchase	—	451	154	—	605
Other secured financings	—	4,108	133	—	4,241
Long-term borrowings	—	29,523	1,738	—	31,261

Total liabilities measured at fair value	$97,663	$136,153	$7,805	$(50,605)	$191,016

AFS—available for sale

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value.

Transfers Between Level 1 and Level 2 During the Quarter Ended March 31, 2015.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

During the quarter ended March 31, 2015, there were no material transfers between Level 1 and Level 2.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2014
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$16,961	$—	$—	$—	$16,961
U.S. agency securities	850	18,193	—	—	19,043

Total U.S. government and agency securities	17,811	18,193	—	—	36,004
Other sovereign government obligations	15,149	7,888	41	—	23,078
Corporate and other debt:
State and municipal securities	—	2,049	—	—	2,049
Residential mortgage-backed securities	—	1,991	175	—	2,166
Commercial mortgage-backed securities	—	1,484	96	—	1,580
Asset-backed securities	—	583	76	—	659
Corporate bonds	—	15,800	386	—	16,186
Collateralized debt and loan obligations	—	741	1,152	—	1,893
Loans and lending commitments	—	6,088	5,874	—	11,962
Other debt	—	2,167	285	—	2,452

Total corporate and other debt	—	30,903	8,044	—	38,947
Corporate equities(1)	112,490	1,357	272	—	114,119
Derivative and other contracts:
Interest rate contracts	663	495,026	2,484	—	498,173
Credit contracts	—	30,813	1,369	—	32,182
Foreign exchange contracts	83	72,769	249	—	73,101
Equity contracts(2)	571	45,967	1,586	—	48,124
Commodity contracts	4,105	18,042	2,268	—	24,415
Other	—	376	—	—	376
Netting(3)	(4,910)	(564,127)	(4,220)	(66,720)	(639,977)

Total derivative and other contracts	512	98,866	3,736	(66,720)	36,394
Investments:
Private equity funds	—	—	2,569	—	2,569
Real estate funds	—	7	1,746	—	1,753
Hedge funds	—	344	343	—	687
Principal investments	58	3	835	—	896
Other	225	198	323	—	746

Total investments	283	552	5,816	—	6,651
Physical commodities	—	1,608	—	—	1,608

Total trading assets	146,245	159,367	17,909	(66,720)	256,801
AFS securities	37,200	32,016	—	—	69,216
Securities received as collateral	21,265	51	—	—	21,316
Securities purchased under agreements to resell	—	1,113	—	—	1,113
Intangible assets(4)	—	—	6	—	6

Total assets measured at fair value	$204,710	$192,547	$17,915	$(66,720)	$348,452

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2014
	(dollars in millions)
Liabilities at Fair Value
Short-term borrowings	$—	$1,765	$—	$—	$1,765
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	14,199	—	—	—	14,199
U.S. agency securities	1,274	85	—	—	1,359

Total U.S. government and agency securities	15,473	85	—	—	15,558
Other sovereign government obligations	11,653	2,109	—	—	13,762
Corporate and other debt:
State and municipal securities	—	1	—	—	1
Corporate bonds	—	5,943	78	—	6,021
Unfunded lending commitments	—	10	5	—	15
Other debt	—	63	38	—	101

Total corporate and other debt	—	6,017	121	—	6,138
Corporate equities(1)	31,340	326	45	—	31,711
Derivative and other contracts:
Interest rate contracts	602	469,319	2,657	—	472,578
Credit contracts	—	29,997	2,112	—	32,109
Foreign exchange contracts	21	72,233	98	—	72,352
Equity contracts(2)	416	51,405	3,751	—	55,572
Commodity contracts	4,817	15,584	1,122	—	21,523
Other	—	172	—	—	172
Netting(3)	(4,910)	(564,127)	(4,220)	(40,837)	(614,094)

Total derivative and other contracts	946	74,583	5,520	(40,837)	40,212

Total trading liabilities	59,412	83,120	5,686	(40,837)	107,381
Obligation to return securities received as collateral	25,629	56	—	—	25,685
Securities sold under agreements to repurchase	—	459	153	—	612
Other secured financings	—	4,355	149	—	4,504
Long-term borrowings	—	29,840	1,934	—	31,774

Total liabilities measured at fair value	$85,041	$119,595	$7,922	$(40,837)	$171,721

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	Level 3 asset derivative equity contracts increased by $57 million with a corresponding decrease in the balance of Level 2 asset derivative equity contracts, and the balance of Level 3 liability derivative equity contracts increased by $842 million with a corresponding decrease in the balance of Level 2 liability derivative equity contracts to correct the fair value level assigned to these contracts at December 31, 2014. The total amount of asset and liability derivative equity contracts remained unchanged.
(3)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(4)	Amount represents MSRs accounted for at fair value.

Transfers Between Level 1 and Level 2 During the Quarter Ended March 31, 2014.

For assets and liabilities that were transferred between Level 1 and Level 2 during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

During the quarter ended March 31, 2014, there were no material transfers between Level 1 and Level 2.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2015 and 2014, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended March 31, 2015.

	Beginning Balance at December 31, 2014	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2015(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$41	$1	$2	$(32)	$—	$—	$(1)	$11	$1
Corporate and other debt:
Residential mortgage-backed securities	175	17	58	(40)	—	—	86	296	12
Commercial mortgage-backed securities	96	(2)	96	(10)	—	—	—	180	(2)
Asset-backed securities	76	(2)	57	(29)	—	—	(35)	67	3
Corporate bonds	386	38	129	(141)	—	—	12	424	38
Collateralized debt and loan obligations	1,152	79	241	(397)	—	(253)	—	822	2
Loans and lending commitments	5,874	41	914	(213)	—	(1,807)	(20)	4,789	40
Other debt	285	(10)	68	(1)	—	(5)	149	486	2

Total corporate and other debt	8,044	161	1,563	(831)	—	(2,065)	192	7,064	95
Corporate equities	272	19	30	(98)	—	—	7	230	12
Net derivative and other contracts(3):
Interest rate contracts	(173)	128	6	—	(11)	65	(511)	(496)	119
Credit contracts	(743)	(247)	14	—	(30)	7	15	(984)	(252)
Foreign exchange contracts	151	62	—	—	—	97	(13)	297	62
Equity contracts(4)	(2,165)	(273)	33	—	(176)	(54)	163	(2,472)	(324)
Commodity contracts	1,146	295	—	—	—	(37)	(59)	1,345	262

Total net derivative and other contracts	(1,784)	(35)	53	—	(217)	78	(405)	(2,310)	(133)
Investments:
Private equity funds	2,569	103	26	(175)	—	—	—	2,523	86
Real estate funds	1,746	62	25	(107)	—	—	—	1,726	41
Hedge funds	343	20	27	(28)	—	—	—	362	20
Principal investments	835	17	11	(34)	—	—	—	829	9
Other	323	(12)	2	(5)	—	—	83	391	(10)

Total investments	5,816	190	91	(349)	—	—	83	5,831	146
Securities received as collateral	—	—	33	—	—	—	—	33	—
Intangible assets	6	—	—	—	—	(1)	—	5	—

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Beginning Balance at December 31, 2014	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2015(2)
	(dollars in millions)
Liabilities at Fair Value
Trading liabilities:
Corporate and other debt:
Corporate bonds	$78	$(4)	$(1)	$8	$—	$—	$(66)	$23	$(4)
Unfunded lending commitments	5	5	—	—	—	—	—	—	5
Other debt	38	6	(11)	5	—	—	(3)	23	6

Total corporate and other debt	121	7	(12)	13	—	—	(69)	46	7
Corporate equities	45	1	—	7	—	—	(1)	50	1
Obligation to return securities received as collateral	—	—	—	33	—	—	—	33	—
Securities sold under agreements to repurchase	153	(1)	—	—	—	—	—	154	(1)
Other secured financings	149	(8)	—	—	—	(24)	—	133	1
Long-term borrowings	1,934	17	—	—	115	(142)	(152)	1,738	10

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the Company’s condensed consolidated statements of income except for $190 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended March 31, 2015 related to assets and liabilities still outstanding at March 31, 2015.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.
(4)	Net liability Level 3 derivative equity contracts increased by $785 million to correct the fair value level assigned to these contracts at December 31, 2014. The total amount of derivative equity contracts remained unchanged at December 31, 2014.

During the quarter ended March 31, 2015, there were no material transfers into or out of Level 3.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended March 31, 2014.

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2014(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$27	$2	$—	$(20)	$—	$—	$(1)	$8	$1
Corporate and other debt:
Residential mortgage-backed securities	47	5	2	(8)	—	—	5	51	4
Commercial mortgage-backed securities	108	8	45	(81)	—	—	—	80	—
Asset-backed securities	103	17	7	(3)	—	—	22	146	17
Corporate bonds	522	20	183	(188)	—	(8)	9	538	21
Collateralized debt and loan obligations	1,468	52	283	(494)	—	(51)	35	1,293	12
Loans and lending commitments	5,129	(289)	670	(122)	—	(383)	(17)	4,988	(292)
Other debt	27	1	2	(3)	—	—	4	31	—

Total corporate and other debt	7,404	(186)	1,192	(899)	—	(442)	58	7,127	(238)
Corporate equities	190	(1)	90	(21)	—	—	5	263	(3)
Net derivative and other contracts(3):
Interest rate contracts	113	(133)	9	—	(7)	(51)	(52)	(121)	(150)
Credit contracts	(147)	(77)	39	—	(70)	36	(12)	(231)	67
Foreign exchange contracts	68	(7)	—	—	—	8	(17)	52	(6)
Equity contracts	(831)	49	144	(1)	(277)	(106)	(77)	(1,099)	10
Commodity contracts	880	163	56	—	—	(25)	—	1,074	152
Other	(4)	(1)	—	—	—	4	—	(1)	(1)

Total net derivative and other contracts	79	(6)	248	(1)	(354)	(134)	(158)	(326)	72
Investments:
Private equity funds	2,531	171	75	(201)	—	—	—	2,576	90
Real estate funds	1,637	52	15	(61)	—	—	—	1,643	46
Hedge funds	432	13	18	(12)	—	—	(57)	394	13
Principal investments	2,160	61	—	(12)	—	—	(16)	2,193	47
Other	538	(14)	10	(11)	—	—	(2)	521	(14)

Total investments	7,298	283	118	(297)	—	—	(75)	7,327	182
Securities received as collateral	—	—	—	—	—	—	3	3	—
Intangible assets	8	—	—	—	—	(1)	—	7	—
Liabilities at Fair Value
Short-term borrowings	$1	$—	$—	$—	$—	$(1)	$—	$—	$—
Trading liabilities:
Corporate and other debt:
Corporate bonds	22	4	(46)	40	—	—	(9)	3	3
Unfunded lending commitments	2	(4)	—	—	—	—	—	6	(4)
Other debt	48	—	(5)	—	—	—	25	68	—

Total corporate and other debt	72	—	(51)	40	—	—	16	77	(1)
Corporate equities	8	1	(3)	2	—	—	4	10	—
Obligation to return securities received as collateral	—	—	—	—	—	—	3	3	—
Securities sold under agreements to repurchase	154	—	—	—	—	—	—	154	—
Other secured financings	278	(4)	—	—	1	(8)	—	275	(4)
Long-term borrowings	1,887	(25)	—	—	185	(176)	(43)	1,878	(27)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the Company’s condensed consolidated statements of income except for $283 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended March 31, 2014 related to assets and liabilities still outstanding at March 31, 2014.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

During the quarter ended March 31, 2014, there were no material transfers into or out of Level 3.

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at March 31, 2015 and December 31, 2014.

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

At March 31, 2015.

	Balance at March 31, 2015 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$296	Comparable pricing	Comparable bond price / (A)	0 to 80 points	34 points
Commercial mortgage-backed securities	180	Comparable pricing	Comparable bond price / (A)	0 to 100 points	56 points
Asset-backed securities	67	Comparable pricing	Comparable bond price / (A)	63 to 75 points	73 points
Corporate bonds	424	Comparable pricing	Comparable bond price / (A)	3 to 125 points	93 points
Collateralized debt and loan obligations	822	Comparable pricing(3)	Comparable bond price / (A)	20 to 105 points	77 points
		Correlation model	Credit correlation / (B)	43% to 62%	50%
Loans and lending commitments	4,789	Corporate loan model	Credit spread / (C)	24 to 726 basis points	362 basis points
		Margin loan model	Credit spread / (C)(D)	150 to 467 basis points	208 basis points
			Volatility skew / (C)(D)	10% to 43%	20%
			Discount rate / (C)(D)	2% to 3%	3%
		Option model	Volatility skew / (C)	-1%	-1%
		Comparable pricing(3)	Comparable loan price / (A)	50 to 105 points	88 points
Other debt	486	Comparable pricing	Comparable loan price / (A)	0 to 77 points	47 points
		Comparable pricing	Comparable bond price / (A)	15 points	15 points
		Option model	At the money volatility / (A)	15% to 54%	15%
		Margin loan model(3)	Discount rate / (C)	0% to 5%	3%
Corporate equities(4)	230	Net asset value	Discount to net asset value / (C)	0% to 78%	39%
		Comparable pricing	Comparable price / (A)	7% to 88%	79%
		Comparable pricing(3)	Comparable equity price / (A)	100%	100%
		Market approach	EBITDA multiple / (A)(D)	4 to 10 times	7 times
			Price / Book ratio / (A)(D)	0 times	0 times
Net derivative and other contracts(5):
Interest rate contracts	(496)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at March 31, 2015 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
			Interest rate - Foreign exchange correlation / (C)(D)	28% to 62%	44% / 43%(6)
			Interest rate volatility skew / (A)(D)	31% to 92%	45% / 46%(6)
			Interest rate quanto correlation / (C)(D)	-18% to 35%	3% / -8%(6)
			Interest rate curve correlation / (C)(D)	19% to 95%	65% / 81%(6)
			Inflation volatility / (A)(D)	60% to 64%	62% / 63%(6)
			Interest rate - Inflation correlation / (A)(D)	-42% to -40%	-41% / -40%(6)
Credit contracts	(984)	Comparable pricing	Cash synthetic basis / (C)(D)	5 to 13 points	9 points
			Comparable bond price / (C)(D)	0 to 60 points	18 points
		Correlation model(3)	Credit correlation / (B)	43% to 99%	60%
Foreign exchange contracts(7)	297	Option model	Interest rate quanto correlation / (C)(D)	-18% to 35%	3% / -8%(6)
			Interest rate - Credit spread correlation / (A)(D)	-55% to -6%	-18% / -11%(6)
			Interest rate curve correlation / (C)(D)	19% to 95%	65% / 81%(6)
			Interest rate - Foreign exchange correlation / (C)(D)	28% to 62%	44% / 43%(6)
			Interest rate volatility skew / (A)(D)	31% to 92%	45% / 46%(6)
			Interest rate curve / (A)(D)	0% to 1%	0% / 0%(6)
Equity contracts(7)	(2,472)	Option model	At the money volatility / (A)(D)	10% to 58%	32%
			Volatility skew / (A)(D)	-3% to 0%	-1%
			Equity - Equity correlation / (C)(D)	40% to 99%	68%
			Equity - Foreign exchange correlation / (A)(D)	-40% to 10%	-15%
			Equity - Interest rate correlation / (C)(D)	-18% to 71%	24% / 9%(6)
Commodity contracts	1,345	Option model	Forward power price / (C)(D)	$6 to $98 per Megawatt hour	$36 per Megawatt hour
			Commodity volatility / (A)(D)	9% to 70%	17%
			Cross commodity correlation / (C)(D)	33% to 100%	93%
Investments(4):
Principal investments	829	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	11%	11%

			Exit multiple / (A)(D)	10 times	10 times
		Discounted cash flow	Equity discount rate / (C)	25%	25%
		Market approach(3)	EBITDA multiple / (A)(D)	4 to 18 times	10 times
			Price / Earnings ratio / (A)(D)	32 times	32 times
			Forward capacity price / (A)(D)	$5 to $7	$7
		Comparable pricing	Comparable equity price / (A)	100%	100%
Other	391	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	10%	10%
			Exit multiple / (A)(D)	10 times	10 times
		Market approach(3)	EBITDA multiple / (A)(D)	8 to 11 times	9 times
			Price / Earnings ratio / (A)(D)	19 times	19 times
		Comparable pricing	Comparable equity price / (A)	100%	100%
Liabilities
Securities sold under agreements to repurchase	154	Discounted cash flow	Funding spread / (A)	75 to 85 basis points	80 basis points
Other secured financings	133	Comparable pricing	Comparable bond price / (A)	100 points	100 points
		Discounted cash flow	Discount rate / (C)	14%	14%
		Discounted cash flow(3)	Funding spread / (A)	74 to 94 basis points	84 basis points
Long-term borrowings	1,738	Option model(3)	At the money volatility / (C)(D)	20% to 51%	30%
			Volatility skew / (C)(D)	-2% to 0%	-1%
			Equity - Equity correlation / (A)(D)	40% to 90%	64%
			Equity - Foreign exchange correlation / (C)(D)	-70% to 35%	-33%
		Option model	Equity alpha / (A)	18% to 85%	69%
		Correlation model	Credit correlation / (B)	47% to 62%	50%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

EBITDA—Earnings before interest, taxes, depreciation and amortization

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 80 points would be 80% of par. A basis point equals 1/100th of 1%; for example, 726 basis points would equal 7.26%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 6 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for collateralized debt and loan obligations, principal investments, other debt, corporate bonds, long-term borrowings and derivative instruments where some or all inputs are weighted by risk.
(3)	This is the predominant valuation technique for this major asset or liability class.
(4)	Investments in funds measured using an unadjusted net asset value (“NAV”) are excluded.
(5)	Credit Valuation Adjustment (“CVA”) and Funding Valuation Adjustments (“FVA”) are included in the balance, but excluded from the Valuation Technique(s) and Significant Unobservable Input(s) in the table above. CVA is a Level 3 input when the underlying counterparty credit curve is unobservable. FVA is a Level 3 input in its entirety given the lack of observability of funding spreads in the principal market.
(6)	The data structure of the significant unobservable inputs used in valuing interest rate contracts, foreign exchange contracts and certain equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(7)	Includes derivative contracts with multiple risks (i.e., hybrid products).

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

At December 31, 2014.

	Balance at December 31, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Assets
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$175	Comparable pricing	Comparable bond price / (A)	3 to 90 points	15 points
Commercial mortgage-backed securities	96	Comparable pricing	Comparable bond price / (A)	0 to 7 points	1 points
Asset-backed securities	76	Comparable pricing	Comparable bond price / (A)	0 to 62 points	23 points
Corporate bonds	386	Comparable pricing	Comparable bond price / (A)	1 to 160 points	90 points
Collateralized debt and loan obligations	1,152	Comparable pricing(3)	Comparable bond price / (A)	20 to 100 points	66 points
		Correlation model	Credit correlation / (B)	47% to 65%	56%
Loans and lending commitments	5,874	Corporate loan model	Credit spread / (C)	36 to 753 basis points	373 basis points
		Margin loan model	Credit spread / (C)(D)	150 to 451 basis points	216 basis points
			Volatility skew / (C)(D)	3% to 37%	21%
			Discount rate / (C)(D)	2% to 3%	3%
		Option model	Volatility skew / (C)	-1%	-1%
		Comparable pricing(3)	Comparable loan price / (A)	15 to 105 points	89 points
Other debt	285	Comparable pricing(3)	Comparable loan price / (A)	0 to 75 points	39 points
		Comparable pricing	Comparable bond price / (A)	15 points	15 points
		Option model	At the money volatility / (A)	15% to 54%	15%
Corporate equities(4)	272	Net asset value	Discount to net asset value / (C)	0% to 71%	36%
		Comparable pricing	Comparable price / (A)	83% to 96%	85%
		Comparable pricing(3)	Comparable equity price / (A)	100%	100%
		Market approach	EBITDA multiple / (A)(D)	6 to 9 times	8 times
			Price / Book ratio / (A)(D)	0 times	0 times

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at December 31, 2014 (dollars in millions)	Valuation Technique(s)	Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
Net derivative and other contracts(5):
Interest rate contracts	(173)	Option model	Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times
			Interest rate - Foreign exchange correlation / (A)(D)	28% to 62%	44% / 42%(6)
			Interest rate volatility skew / (A)(D)	38% to 104%	86% / 60%(6)
			Interest rate quanto correlation / (A)(D)	-9% to 35%	6% / -6%(6)
			Interest rate curve correlation / (A)(D)	44% to 87%	73% / 80%(6)
			Inflation volatility / (A)(D)	69% to 71%	70% / 71%(6)
			Interest rate - Inflation correlation / (A)(D)	-44% to -40%	-42% / -43%(6)
Credit contracts	(743)	Comparable pricing	Cash synthetic basis / (C)(D)	5 to 13 points	9 points
			Comparable bond price / (C)(D)	0 to 55 points	18 points
		Correlation model(3)	Credit correlation / (B)	42% to 95%	63%
Foreign exchange contracts(7)	151	Option model	Interest rate quanto correlation / (A)(D)	-9% to 35%	6% / -6%(6)
			Interest rate - Credit spread correlation / (A)(D)	-54% to -2%	-17% / -11%(6)
			Interest rate curve correlation / (A)(D)	44% to 87%	73% / 80%(6)
			Interest rate - Foreign exchange correlation / (A)(D)	28% to 62%	44% / 42%(6)
			Interest rate curve / (A)(D)	0% to 2%	1% / 1%(6)
Equity contracts(7)(8)	(2,165)	Option model	At the money volatility / (A)(D)	14% to 51%	29%
			Volatility skew / (A)(D)	-2% to 0%	-1%
			Equity - Equity correlation / (C)(D)	40% to 99%	72%
			Equity - Foreign exchange correlation / (C)(D)	-50% to 10%	-16%
			Equity - Interest rate correlation / (C)(D)	-18% to 81%	26% / 11%(6)
Commodity contracts	1,146	Option model	Forward power price / (C)(D)	$5 to $106 per	$38 per
				Megawatt hour	Megawatt hour
			Commodity volatility / (A)(D)	11% to 90%	19%
			Cross commodity correlation / (C)(D)	33% to 100%	93%
Investments(4):
Principal investments	835	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	11%	11%
			Exit multiple / (A)(D)	10 times	10 times
		Discounted cash flow	Equity discount rate / (C)	25%	25%
		Market approach(3)	EBITDA multiple / (A)(D)	4 to 14 times	10 times
			Price / Earnings ratio / (A)(D)	23 times	23 times
			Forward capacity price / (A)(D)	$5 to $7	$7
		Comparable pricing	Comparable equity price / (A)	64% to 100%	95%
Other	323	Discounted cash flow	Implied weighted average cost of capital / (C)(D)	10% to 13%	11%
			Exit multiple / (A)(D)	6 to 9 times	9 times
		Market approach	EBITDA multiple / (A)(D)	9 to 13 times	10 times
		Comparable pricing(3)	Comparable equity price / (A)	100%	100%
Liabilities
Trading liabilities:
Corporate and other debt:
Corporate bonds	$78	Option Model	Volatility skew / (C)(D)	-1%	-1%
			At the money volatility / (C)(D)	10%	10%
Securities sold under agreements to repurchase	153	Discounted cash flow	Funding spread / (A)	75 to 91 basis points	86 basis points
Other secured financings	149	Comparable pricing	Comparable bond price / (A)	99 to 101 points	100 points
		Discounted cash flow(3)	Funding spread / (A)	82 to 98 basis points	95 basis points
Long-term borrowings	1,934	Option model(3)	At the money volatility / (C)(D)	18% to 32%	27%
			Volatility skew / (A)(D)	-1% to 0%	0%
			Equity - Equity correlation / (A)(D)	40% to 90%	68%
			Equity - Foreign exchange correlation / (C)(D)	-73% to 30%	-32%
		Option model	Equity alpha / (A)	0% to 94%	67%
		Correlation model	Credit correlation / (B)	48% to 65%	51%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 90 points would be 90% of par. A basis point equals 1/100th of 1%; for example, 753 basis points would equal 7.53%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 6 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for long-term borrowings and derivative instruments where inputs are weighted by risk.
(3)	This is the predominant valuation technique for this major asset or liability class.
(4)	Investments in funds measured using an unadjusted NAV are excluded.
(5)	CVA and FVA are included in the balance, but excluded from the Valuation Technique(s) and Significant Unobservable Input(s) in the table above. CVA is a Level 3 input when the underlying counterparty credit curve is unobservable. FVA is a Level 3 input in its entirety given the lack of observability of funding spreads in the principal market.
(6)	The data structure of the significant unobservable inputs used in valuing interest rate contracts, foreign exchange contracts and certain equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(7)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(8)	Net liability Level 3 derivative equity contracts increased by $785 million to correct the fair value level assigned to these contracts at December 31, 2014. This correction did not result in a change to the Valuation Techniques, Significant Unobservable Inputs, Ranges or Averages.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

The following provides a description of significant unobservable inputs included in the March 31, 2015 and December 31, 2014 tables above for all major categories of assets and liabilities:

•

Cash synthetic basis—the measure of the price differential between cash financial instruments (“cash instruments”) and their synthetic derivative-based equivalents (“synthetic instruments”). The range disclosed in the table above signifies the number of points by which the synthetic bond equivalent price is higher than the quoted price of the underlying cash bonds.

•

Comparable bond price—a pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments. Valuation using comparable instruments can be done by calculating an implied yield (or spread over a liquid benchmark) from the price of a comparable bond, then adjusting that yield (or spread) to derive a value for the bond. The adjustment to yield (or spread) should account for relevant differences in the bonds such as maturity or credit quality. Alternatively, a price-to-price basis can be assumed between the comparable instrument and bond being valued in order to establish the value of the bond. Additionally, as the probability of default increases for a given bond (i.e., as the bond becomes more distressed), the valuation of that bond will increasingly reflect its expected recovery level assuming default. The decision to use price-to-price or yield/spread comparisons largely reflects trading market convention for the financial instruments in question. Price-to-price comparisons are primarily employed for residential mortgage-backed securities, commercial mortgage-backed securities (“CMBS”), asset-backed securities (“ABS”), collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”), Other debt, interest rate contracts, foreign exchange contracts, Other secured financings and distressed corporate bonds. Implied yield (or spread over a liquid benchmark) is utilized predominately for non-distressed corporate bonds, loans and credit contracts.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

•	Equity alpha—a calibration parameter used in the modeling of equity hybrid products.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Fair Value of Investments That Calculate Net Asset Value.

The Company’s Investments measured at fair value were $6,573 million and $6,651 million at March 31, 2015 and December 31, 2014, respectively. The following table presents information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV at March 31, 2015 and December 31, 2014, respectively:

	At March 31, 2015		At December 31, 2014
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,523	$598	$2,569	$613
Real estate funds	1,733	110	1,753	112
Hedge funds(1):
Long-short equity hedge funds	419	—	433	—
Fixed income/credit-related hedge funds	76	—	76	—
Event-driven hedge funds	39	—	39	—
Multi-strategy hedge funds	149	3	139	3

Total	$4,939	$711	$5,009	$728

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds and multi-strategy hedge funds are redeemable at least on a three-month period basis, primarily with a notice period of 90 days or less. At March 31, 2015, approximately 32% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 51% is redeemable every six months and 17% of these funds have a redemption frequency of greater than six months. At December 31, 2014, approximately 36% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 47% is redeemable every six months and 17% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at March 31, 2015 and December 31, 2014 was primarily greater than six months.

Private Equity Funds.    Amount includes several private equity funds that pursue multiple strategies, including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments and mezzanine capital. In addition, the funds may be structured with a focus on specific domestic or foreign geographic regions. These investments are generally not redeemable with the funds. Instead, the nature of the investments in this category is that distributions are received through the liquidation of the underlying assets of the fund. At March 31, 2015, it was estimated that 7% of the fair value of the funds will be liquidated in the next five years, another 58% of the fair value of the funds will be liquidated between five to 10 years and the remaining 35% of the fair value of the funds will have a remaining life of greater than 10 years.

Real Estate Funds.    Amount includes several real estate funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic domestic or foreign regions. These investments are generally not redeemable with the funds. Distributions from each fund will be received as the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

underlying investments of the funds are liquidated. At March 31, 2015, it was estimated that 8% of the fair value of the funds will be liquidated within the next five years, another 55% of the fair value of the funds will be liquidated between five to 10 years and the remaining 37% of the fair value of the funds will have a remaining life of greater than 10 years.

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

•

Long-Short Equity Hedge Funds.    Amount includes investments in hedge funds that invest, long or short, in equities. Equity value and growth hedge funds purchase stocks perceived to be undervalued and sell stocks perceived to be overvalued. Investments representing approximately 1% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at March 31, 2015. Investments representing approximately 13% of the fair value of the investments in long-short equity hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was primarily indefinite at March 31, 2015.

•

Fixed Income/Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related. Investments representing approximately 13% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at March 31, 2015.

•

Event-Driven Hedge Funds.    Amount includes investments in hedge funds that invest in event-driven situations such as mergers, hostile takeovers, reorganizations or leveraged buyouts. This may involve the simultaneous purchase of stock in companies being acquired and the sale of stock in its acquirer, with the expectation to profit from the spread between the current market price and the ultimate purchase price of the target company. At March 31, 2015, there were no restrictions on redemptions.

•

Multi-strategy Hedge Funds.    Amount includes investments in hedge funds that pursue multiple strategies to realize short- and long-term gains. Management of the hedge funds has the ability to overweight or underweight different strategies to best capitalize on current investment opportunities. At March 31, 2015, investments representing approximately 33% of the fair value of the investments in this category cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments subject to lock-up restrictions was primarily over three years at March 31, 2015. Investments representing approximately 24% of the fair value of the investments in multi-strategy hedge funds cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at March 31, 2015.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following table presents net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters ended March 31, 2015 and 2014, respectively:

	Trading Revenues	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended March 31, 2015
Securities purchased under agreements to resell	$(1)	$—	$(1)
Short-term borrowings(1)	(40)	—	(40)
Securities sold under agreements to repurchase	(2)	(1)	(3)
Long-term borrowings(1)	937	(132)	805

Three Months Ended March 31, 2014
Securities purchased under agreements to resell	$(1)	$2	$1
Short-term borrowings(1)	(23)	—	(23)
Securities sold under agreements to repurchase	—	(1)	(1)
Long-term borrowings(1)	(270)	(172)	(442)

(1)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for the quarters ended March 31, 2015 and 2014, $125 million and $126 million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

In addition to the amounts in the above table, as discussed in Note 2 to the consolidated financial statements in the 2014 Form 10-K, all of the instruments within Trading assets or Trading liabilities are measured at fair value, either through the election of the fair value option or as required by other accounting guidance. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At March 31, 2015 and December 31, 2014, a breakdown of the short-term and long-term borrowings measured at fair value on a recurring basis by business unit responsible for risk-managing each borrowing is shown in the table below:

	Short-Term and Long-Term Borrowings
Business Unit	At March 31, 2015	At December 31, 2014
	(dollars in millions)
Equity	$17,758	$17,253
Interest rates	13,563	13,545
Credit and foreign exchange	1,788	2,105
Commodities	620	636

Total	$33,729	$33,539

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected:

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Short-term and long-term borrowings(1)	$125	$126
Loans and other debt(2)	77	3
Unfunded lending commitments(3)	9	14

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads and changes in other credit factors.
(2)	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) on unfunded lending commitments were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At March 31, 2015	At December 31, 2014
	(dollars in millions)
Short-term and long-term borrowings(1)	$(775)	$(670)
Loans and other debt(2)	14,482	14,990
Loans 90 or more days past due and/or on nonaccrual status(2)(3)	13,026	12,916

(1)	Short-term and long-term borrowings do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(2)	The majority of the difference between principal and fair value amounts for loans and other debt emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in nonaccrual status, which includes all loans 90 or more days past due, was $1,656 million and $1,367 million at March 31, 2015 and December 31, 2014, respectively. The aggregate fair value of loans that were 90 or more days past due was $897 million and $643 million at March 31, 2015 and December 31, 2014, respectively.

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

The following tables present, by caption on the Company’s condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters ended March 31, 2015 and 2014, respectively.

Three Months Ended March 31, 2015.

		Fair Value Measurements Using:			Total Gains (Losses) for the Three Months Ended March 31, 2015(1)
	Carrying Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Assets:
Loans(2)	$3,346	$—	$2,521	$825	$(24)
Other investments(3)	35	—	—	35	(2)
Premises, equipment and software costs(4)	—	—	—	—	(19)

Total assets	$3,381	$—	$2,521	$860	$(45)

Liabilities:
Other liabilities and accrued expenses(2)	$245	$—	$203	$42	$(7)

Total liabilities	$245	$—	$203	$42	$(7)

(1)	Changes in the fair value of Loans and losses related to Other investments are recorded within Other revenues in the Company’s condensed consolidated statements of income. Losses related to Premises, equipment and software costs are recorded within Other expenses if not held for sale and within Other revenues if held for sale. Losses related to Other liabilities and accrued expenses are recorded within Other revenues related to a non-recurring fair value adjustment for certain unfunded lending commitments designated as held for sale.
(2)	Non-recurring changes in the fair value of loans and unfunded lending commitments held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(3)	Losses related to Other investments were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.
(4)	Losses related to Premises, equipment and software costs were determined primarily using a default recovery analysis.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Three Months Ended March 31, 2014.

		Fair Value Measurements Using:			Total Gains (Losses) for the Three Months Ended March 31, 2014(1)
	Carrying Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Loans(2)	$1,663	$—	$1,423	$240	$(7)
Other investments(3)	302	—	—	302	(22)
Intangible assets(3)	28	—	—	28	(2)
Other assets	1	—	1	—	(9)

Total	$1,994	$—	$1,424	$570	$(40)

(1)	Changes in the fair value of Loans and losses related to Other investments are recorded within Other revenues, whereas losses related to Premises, equipment and software costs, Intangible assets and Other assets are recorded within Other expenses in the Company’s condensed consolidated statements of income if not held for sale.
(2)	Non-recurring changes in the fair value of loans held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(3)	Losses related to Other investments and Intangible assets were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.

There were no significant liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2014.

Financial Instruments Not Measured at Fair Value.

The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Company’s condensed consolidated statements of financial condition. The tables below exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with our deposit customers.

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

For held to maturity (“HTM”) securities, fair value is determined using quoted market prices.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Financial Instruments Not Measured at Fair Value at March 31, 2015 and December 31, 2014.

At March 31, 2015.

	At March 31, 2015		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$19,683	$19,683	$19,683	$—	$—
Interest bearing deposits with banks	20,610	20,610	20,610	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	40,340	40,340	40,340	—	—
Investment securities—HTM securities	1,632	1,636	706	930	—
Securities purchased under agreements to resell	90,120	90,126	—	89,466	660
Securities borrowed	150,365	150,366	—	150,366	—
Customer and other receivables(1)	52,511	52,410	—	47,610	4,800
Loans(2)	68,703	69,855	—	16,807	53,048

Financial Liabilities:
Deposits	$135,815	$135,844	$—	$135,844	$—
Short-term borrowings	411	411	—	411	—
Securities sold under agreements to repurchase	60,883	60,992	—	56,293	4,699
Securities loaned	25,527	25,553	—	25,390	163
Other secured financings	7,966	7,994	—	5,924	2,070
Customer and other payables(1)	186,965	186,965	—	186,965	—
Long-term borrowings	124,284	128,464	—	128,186	278

(1)	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Amounts include all loans measured at fair value on a non-recurring basis.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Company’s Institutional Securities business segment, that are not carried at fair value at March 31, 2015 was $1,132 million, of which $912 million and $220 million would be categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would be $93.6 billion.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

4.	Investment Securities.

The following tables present information about the Company’s AFS securities, which are carried at fair value, and HTM securities, which are carried at amortized cost. The net unrealized gains or losses on AFS securities are reported on an after-tax basis as a component of Accumulated other comprehensive income (loss) (“AOCI”).

	At March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$32,453	$158	$17	$—	$32,594
U.S. agency securities(1)	19,488	131	38	—	19,581

Total U.S. government and agency securities	51,941	289	55	—	52,175
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,201	3	59	—	2,145
Non-agency	1,877	22	4	—	1,895
Auto loan asset-backed securities	2,694	3	1	—	2,696
Corporate bonds	3,670	25	7	—	3,688
Collateralized loan obligations	1,087	—	16	—	1,071
FFELP student loan asset-backed securities(2)	4,145	16	9	—	4,152

Total corporate and other debt	15,674	69	96	—	15,647

Total AFS debt securities	67,615	358	151	—	67,822

AFS equity securities	15	—	7	—	8

Total AFS securities	67,630	358	158	—	67,830
HTM securities:
U.S. government securities:
U.S. Treasury securities	703	3	—	—	706
U.S. agency securities(1)	929	1	—	—	930

Total HTM securities	1,632	4	—	—	1,636

Total Investment securities	$69,262	$362	$158	$—	$69,466

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$35,855	$42	$67	$—	$35,830
U.S. agency securities(1)	18,030	77	72	—	18,035

Total U.S. government and agency securities	53,885	119	139	—	53,865
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,288	1	76	—	2,213
Non-agency	1,820	11	6	—	1,825
Auto loan asset-backed securities	2,433	—	5	—	2,428
Corporate bonds	3,640	10	22	—	3,628
Collateralized loan obligations	1,087	—	20	—	1,067
FFELP student loan asset-backed securities(2)	4,169	18	8	—	4,179

Total corporate and other debt	15,437	40	137	—	15,340

Total AFS debt securities	69,322	159	276	—	69,205

AFS equity securities	15	—	4	—	11

Total AFS securities	69,337	159	280	—	69,216
HTM securities:
U.S. government securities:
U.S. Treasury securities	100	—	—	—	100

Total HTM securities	100	—	—	—	100

Total Investment securities	$69,437	$159	$280	$—	$69,316

(1)	U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
(2)	FFELP—Federal Family Education Loan Program. Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The tables below present the fair value of Investment securities that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At March 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$5,304	$17	$—	$—	$5,304	$17
U.S. agency securities	2,981	7	2,372	31	5,353	38

Total U.S. government and agency securities	8,285	24	2,372	31	10,657	55
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	66	—	1,496	59	1,562	59
Non-agency	565	3	263	1	828	4
Auto loan asset-backed securities	762	1	160	—	922	1
Corporate bonds	533	3	551	4	1,084	7
Collateralized loan obligations	—	—	1,071	16	1,071	16
FFELP student loan asset-backed securities	1,491	6	478	3	1,969	9

Total corporate and other debt	3,417	13	4,019	83	7,436	96

Total AFS debt securities	11,702	37	6,391	114	18,093	151

AFS equity securities	9	7	—	—	9	7

Total Investment securities	$11,711	$44	$6,391	$114	$18,102	$158

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$11,410	$14	$5,924	$53	$17,334	$67
U.S. agency securities	2,739	6	4,133	66	6,872	72

Total U.S. government and agency securities	14,149	20	10,057	119	24,206	139
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	42	—	1,822	76	1,864	76
Non-agency	706	3	346	3	1,052	6
Auto loan asset-backed securities	2,034	5	—	—	2,034	5
Corporate bonds	905	6	1,299	16	2,204	22
Collateralized loan obligations	—	—	1,067	20	1,067	20
FFELP student loan asset-backed securities	1,523	6	393	2	1,916	8

Total corporate and other debt	5,210	20	4,927	117	10,137	137

Total AFS debt securities	19,359	40	14,984	236	34,343	276

AFS equity securities	11	4	—	—	11	4

Total Investment securities	$19,370	$44	$14,984	$236	$34,354	$280

As discussed in Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K, AFS and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Company’s

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

ongoing assessment of temporary versus other-than-temporarily impaired at the individual security level. The net unrealized gains on AFS debt securities reported in the table above are primarily due to lower interest rates since those securities were purchased. The risk of credit loss on securities in an unrealized loss position is considered minimal because all of the Company’s agency securities as well as the Company’s ABS, CMBS and CLOs are highly rated and because the Company’s corporate bonds are all investment grade. The Company does not intend to sell and is not likely to be required to sell its AFS debt securities prior to recovery of its amortized cost basis. The Company does not expect to experience a credit loss on its AFS debt securities or HTM securities based on consideration of the relevant information (as discussed in Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K), including for U.S. government and agency securities, the existence of an explicit and implicit guarantee provided by the U.S. government. The Company believes that its AFS debt securities with an unrealized loss position were not other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

For AFS equity securities in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the amortized cost basis. The Company believes that the equity securities with an unrealized loss in AOCI were not other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

The following table presents the amortized cost and fair value of Investment securities by contractual maturity dates at March 31, 2015:

At March 31, 2015	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities:
After 1 year through 5 years	31,563	31,693	1.0%
After 5 years through 10 years	890	901	1.7%

Total	32,453	32,594

U.S. agency securities:
After 1 year through 5 years	1,524	1,533	0.9%
After 5 years through 10 years	1,807	1,819	1.4%
After 10 years	16,157	16,229	1.5%

Total	19,488	19,581

Total U.S. government and agency securities	51,941	52,175	1.2%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
Due within 1 year	37	37	0.5%
After 1 year through 5 years	581	581	1.0%
After 5 years through 10 years	395	394	1.1%
After 10 years	1,188	1,133	1.5%

Total	2,201	2,145

Non-agency:
After 10 years	1,877	1,895	1.7%

Total	1,877	1,895

Auto loan asset-backed securities:
Due within 1 year	6	6	0.7%
After 1 year through 5 years	2,413	2,414	1.0%
After 5 years through 10 years	275	276	1.4%

Total	2,694	2,696

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At March 31, 2015	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
Corporate bonds:
Due within 1 year	288	288	0.8%
After 1 year through 5 years	2,865	2,876	1.5%
After 5 years through 10 years	517	524	2.7%

Total	3,670	3,688

Collateralized loan obligations:
After 10 years	1,087	1,071	1.4%

Total	1,087	1,071

FFELP student loan asset-backed securities:
After 1 year through 5 years	124	124	0.7%
After 5 years through 10 years	875	875	0.9%
After 10 years	3,146	3,153	0.9%

Total	4,145	4,152

Total corporate and other debt	15,674	15,647	1.3%

Total AFS debt securities	67,615	67,822	1.2%

AFS equity securities	15	8	—%

Total AFS securities	67,630	67,830	1.2%

HTM securities:
U.S. government securities:
U.S. Treasury securities:
Due within 1 year	703	706	1.1%

Total	703	706

U.S. agency securities:
After 10 years	929	930	2.3%

Total	929	930

Total HTM securities	1,632	1,636	1.8%

Total Investment securities	$69,262	$69,466	1.2%

See Note 6 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan asset-backed securities, CLO and FFELP student loan asset-backed securities.

The following table presents information pertaining to gross realized gains and losses on sales of AFS securities within the Company’s Investment securities portfolio during the quarters ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Gross realized gains	$29	$7

Gross realized losses	$4	$1

Gross realized gains and losses are recognized in Other revenues in the Company’s condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

5.	Collateralized Transactions.

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

	At March 31, 2015
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$155,656	$(64,424)	$91,232	$(89,193)	$2,039
Securities borrowed	159,201	(8,836)	150,365	(139,575)	10,790

Liabilities
Securities sold under agreements to repurchase	$125,912	$(64,424)	$61,488	$(50,619)	$10,869
Securities loaned	34,363	(8,836)	25,527	(24,130)	1,397

(1)	Amounts include $3.9 billion of Securities purchased under agreements to resell, $5.8 billion of Securities borrowed, $12.5 billion of Securities sold under agreements to repurchase and $1.2 billion of Securities loaned, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(3)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$148,234	$(64,946)	$83,288	$(79,343)	$3,945
Securities borrowed	145,556	(8,848)	136,708	(128,282)	8,426

Liabilities
Securities sold under agreements to repurchase	$134,895	$(64,946)	$69,949	$(56,454)	$13,495
Securities loaned	34,067	(8,848)	25,219	(24,252)	967

(1)	Amounts include $3.9 billion of Securities purchased under agreements to resell, $4.2 billion of Securities borrowed, $15.6 billion of Securities sold under agreements to repurchase and $0.7 billion Securities loaned, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

The Company also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the Company’s condensed consolidated statement of financial condition. Under these agreements and transactions, the Company receives collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. Margin loans are extended on a demand basis and are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account, and overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Additionally, transactions relating to concentrated or restricted positions require a review of any legal impediments to liquidation of the underlying collateral. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits the Company’s credit exposure in the event of a customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At March 31, 2015 and December 31, 2014, there were approximately $30.5 billion and $29.0 billion, respectively, of customer margin loans outstanding.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

certain equity-linked notes and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets (see Notes 6 and 9).

The Company pledges its trading assets to collateralize repurchase agreements and other secured financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the Company’s condensed consolidated statements of financial condition. The carrying value and classification of Trading assets by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were as follows:

	At March 31, 2015	At December 31, 2014
	(dollars in millions)
Trading assets:
U.S. government and agency securities	$11,360	$11,769
Other sovereign government obligations	7,734	6,084
Corporate and other debt	6,033	6,061
Corporate equities	6,230	7,421

Total	$31,357	$31,335

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in its condensed consolidated statements of financial condition. At March 31, 2015 and December 31, 2014, the total fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $598 billion and $546 billion, respectively, and the fair value of the portion that had been sold or repledged was $452 billion and $403 billion, respectively.

At March 31, 2015 and December 31, 2014, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At March 31, 2015	At December 31, 2014
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	$40,340	$40,607
Securities(1)	15,587	14,630

Total	$55,927	$55,237

(1)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Securities purchased under agreements to resell and Trading assets in the Company’s condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

6.	Variable Interest Entities and Securitization Activities.

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

The Company’s variable interests in VIEs include debt and equity interests, commitments, guarantees, derivative instruments and certain fees. The Company’s involvement with VIEs arises primarily from:

•

Interests purchased in connection with market-making activities, securities held in its Investment securities portfolio and retained interests held as a result of securitization activities, including re-securitization transactions.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For many transactions, such as re-securitization transactions, CLNs and other asset-repackaged notes, there are no significant economic decisions made on an ongoing basis. In these cases, the Company focuses its analysis on decisions made prior to the initial closing of the transaction and at the termination of the transaction. Based upon factors, which include an analysis of the nature of the assets, including whether the assets were issued in a transaction sponsored by the Company and the extent of the information available to the Company and to investors, the number, nature and involvement of investors, other rights held by the Company and investors, the standardization of the legal documentation and the level of continuing involvement by the Company, including the amount and type of interests owned by the Company and by other investors, the Company concluded in most of these transactions that decisions made prior to the initial closing were shared between the Company and the initial investors. The Company focused its control decision on any right held by the Company or investors related to the termination of the VIE. Most re-securitization transactions, CLNs and other asset-repackaged notes have no such termination rights.

Except for consolidated VIEs included in other structured financings and managed real estate partnerships in the tables below, the Company accounts for the assets held by the entities primarily in Trading assets and the liabilities of the entities as Other secured financings in its condensed consolidated statements of financial condition. For consolidated VIEs included in other structured financings, the Company accounts for the assets held by the entities primarily in Premises, equipment and software costs, and Other assets in its condensed consolidated statements of financial condition. For consolidated VIEs included in managed real estate partnerships, the Company accounts for the assets held by the entities primarily in Trading assets in its condensed consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

The assets owned by many consolidated VIEs cannot be removed unilaterally by the Company and are not generally available to the Company. The related liabilities issued by many consolidated VIEs are non-recourse to the Company. In certain other consolidated VIEs, the Company either has the unilateral right to remove assets or provide additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

As part of the Company’s Institutional Securities business segment’s securitization and related activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

The following tables present information at March 31, 2015 and December 31, 2014 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At March 31, 2015
	Mortgage-and Asset-Backed Securitizations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$508	$302	$903	$1,150
VIE liabilities	$311	$2	$77	$—

	At December 31, 2014
	Mortgage-and Asset-Backed Securitizations	Managed Real Estate Partnerships	Other Structured Financings	Other
	(dollars in millions)
VIE assets	$563	$288	$928	$1,199
VIE liabilities	$337	$4	$80	$—

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At March 31, 2015 and December 31, 2014, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements of $253 million and $240 million, respectively. The Company also had additional maximum exposure to losses of approximately $106 million and $105 million at March 31, 2015 and December 31, 2014, respectively. This additional exposure relates primarily to certain derivatives (e.g., instead of purchasing senior securities, the Company has sold credit protection to synthetic CDOs through credit derivatives that are typically related to the most senior tranche of the CDO) and commitments, guarantees and other forms of involvement.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at March 31, 2015 and December 31, 2014. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its Investment securities portfolio (see Note 4):

	At March 31, 2015
	Mortgage-and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$177,995	$24,901	$4,194	$1,996	$17,375
Maximum exposure to loss:
Debt and equity interests(2)	$15,977	$2,352	$79	$1,159	$3,788
Derivative and other contracts	15	2	2,566	—	145
Commitments, guarantees and other	462	1,529	—	612	482

Total maximum exposure to loss	$16,454	$3,883	$2,645	$1,771	$4,415

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$15,977	$2,352	$79	$741	$3,788
Derivative and other contracts	15	2	5	—	67

Total carrying value of exposure to loss—Assets	$15,992	$2,354	$84	$741	$3,855

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$45
Commitments, guarantees and other	—	—	—	4	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$4	$45

(1)	Mortgage- and asset-backed securitizations include VIE assets as follows: $25.6 billion of residential mortgages; $74.3 billion of commercial mortgages; $20.3 billion of U.S. agency collateralized mortgage obligations; and $57.8 billion of other consumer or commercial loans.
(2)	Mortgage- and asset-backed securitizations include VIE debt and equity interests as follows: $1.6 billion of residential mortgages; $2.6 billion of commercial mortgages; $4.3 billion of U.S. agency collateralized mortgage obligations; and $7.5 billion of other consumer or commercial loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Mortgage-and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$174,548	$26,567	$3,449	$2,040	$19,237
Maximum exposure to loss:
Debt and equity interests(2)	$15,028	$3,062	$13	$1,158	$3,884
Derivative and other contracts	15	2	2,212	—	164
Commitments, guarantees and other	1,054	432	—	617	429

Total maximum exposure to loss	$16,097	$3,496	$2,225	$1,775	$4,477

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$15,028	$3,062	$13	$741	$3,884
Derivative and other contracts	15	2	4	—	74

Total carrying value of exposure to loss—Assets	$15,043	$3,064	$17	$741	$3,958

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$57
Commitments, guarantees and other	—	—	—	5	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$5	$57

(1)	Mortgage- and asset-backed securitizations include VIE assets as follows: $30.8 billion of residential mortgages; $71.9 billion of commercial mortgages; $20.6 billion of U.S. agency collateralized mortgage obligations; and $51.2 billion of other consumer or commercial loans.
(2)	Mortgage- and asset-backed securitizations include VIE debt and equity interests as follows: $1.9 billion of residential mortgages; $2.4 billion of commercial mortgages; $4.0 billion of U.S. agency collateralized mortgage obligations; and $6.8 billion of other consumer or commercial loans.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $12.9 billion and $14.0 billion at March 31, 2015 and December 31, 2014, respectively. These securities were either retained in connection with

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s AFS securities within its Investment securities portfolio (see Note 4). At March 31, 2015, securities issued by securitization SPEs consisted of $1.1 billion of securities backed by residential mortgage loans, $7.7 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.1 billion of securities backed by commercial mortgage loans, $0.4 billion of securities backed by CDOs or CLOs and $2.6 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. At December 31, 2014, securities issued by securitization SPEs consisted of $1.0 billion of securities backed primarily by residential mortgage loans, $8.5 billion of securities backed by U.S. agency collateralized mortgage obligations, $1.2 billion of securities backed by commercial mortgage loans, $0.5 billion of securities backed by CDOs or CLOs and $2.7 billion backed by other consumer loans, such as credit card receivables, automobile loans and student loans. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or AFS securities within the Company’s Investment securities portfolio and are measured at fair value (see Note 3). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

The Company’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through CLNs, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs). Such activities are further described in Note 7 to the Company’s consolidated financial statements in its 2014 Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Transfers of Assets with Continuing Involvement.

The following tables present information at March 31, 2015 regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At March 31, 2015
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$25,810	$55,160	$18,786	$18,935
Retained interests (fair value):
Investment grade	$1	$155	$938	$—
Non-investment grade	100	91	—	1,213

Total retained interests (fair value)	$101	$246	$938	$1,213

Interests purchased in the secondary market (fair value):
Investment grade	$1	$184	$37	$350
Non-investment grade	78	116	—	81

Total interests purchased in the secondary market (fair value)	$79	$300	$37	$431

Derivative assets (fair value)	$—	$431	$—	$131
Derivative liabilities (fair value)	$—	$—	$—	$391

(1)	Amounts include CLO transactions managed by unrelated third parties.
(2)	Amounts include assets transferred by unrelated transferors.

	At March 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,002	$92	$1,094
Non-investment grade	—	29	1,375	1,404

Total retained interests (fair value)	$—	$1,031	$1,467	$2,498

Interests purchased in the secondary market (fair value):
Investment grade	$—	$569	$3	$572
Non-investment grade	—	196	79	275

Total interests purchased in the secondary market (fair value)	$—	$765	$82	$847

Derivative assets (fair value)	$—	$496	$66	$562
Derivative liabilities (fair value)	$—	$66	$325	$391

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the Company’s condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by these securitization vehicles. Investment banking underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the Company’s condensed consolidated statements of financial condition at fair value. Any changes in the fair value of such retained interests are recognized in the Company’s condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Net gains on sale of assets in securitization transactions at the time of the sale were not material in the first quarter of 2015 and 2014.

During the quarter ended March 31, 2015 and 2014, the Company received proceeds from new securitization transactions of $4.9 billion and $6.0 billion, respectively. During the quarter ended March 31, 2015 and 2014, the Company received proceeds from cash flows from retained interests in securitization transactions of $0.9 billion and $0.6 billion, respectively.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

In addition, in connection with its underwriting of CLO transactions for unaffiliated sponsors, the Company received proceeds from sale of corporate loans sold to those SPEs of $0.3 billion and $0.4 billion during the quarters ended March 31, 2015 and 2014, respectively. Net gains on sale of corporate loans to CLO transactions at the time of sale were not material for the quarters ended March 31, 2015 and 2014.

The Company also enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities, through which derivatives it retains the exposure to the securities. For transactions where the derivatives were outstanding at March 31, 2015, the carrying value of assets derecognized at the time of sale and the gross cash proceeds were $14.0 billion. In addition, the fair value at March 31, 2015 of the assets sold was $14.7 billion while the fair value of derivative assets and derivative liabilities recognized in the Company’s condensed consolidated statement of financial condition at March 31, 2015 was $237 million and $48 million, respectively (see Note 10).

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. A transfer that fails to meet these criteria, is treated as a failed sale. In such cases, the Company continues to recognize the assets in Trading assets, and the Company recognizes the associated liabilities in Other secured financings in its condensed consolidated statements of financial condition (see Note 9).

The assets transferred to unconsolidated VIEs in transactions accounted for as failed sales cannot be removed unilaterally by the Company and are not generally available to the Company. The related liabilities are also non-recourse to the Company. In certain other failed sale transactions, the Company has the right to remove assets or provide additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At March 31, 2015		At December 31, 2014
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Credit-linked notes	$28	$28	$47	$39
Equity-linked transactions	11	11	16	16
Other	244	244	289	289

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

7.	Loans and Allowance for Loan Losses.

Loans.

The Company’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at lower of cost or fair value in the Company’s condensed consolidated statements of financial condition.

The Company’s outstanding loans at March 31, 2015 and December 31, 2014 included the following:

	At March 31, 2015			At December 31, 2014
Loans by Product Type	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)
	(dollars in millions)
Corporate loans	$21,121	$7,360	$28,481	$19,659	$8,200	$27,859
Consumer loans	17,372	—	17,372	16,576	—	16,576
Residential real estate loans	16,853	154	17,007	15,735	114	15,849
Wholesale real estate loans	5,265	743	6,008	5,298	1,144	6,442

Total loans, gross of allowance for loan losses	60,611	8,257	68,868	57,268	9,458	66,726
Allowance for loan losses	(165)	—	(165)	(149)	—	(149)

Total loans, net of allowance for loan losses	$60,446	$8,257	$68,703	$57,119	$9,458	$66,577

(1)	Amounts include loans that are made to non-U.S. borrowers of $6,643 million and $7,017 million at March 31, 2015 and December 31, 2014, respectively.
(2)	At March 31, 2015, loans at fixed interest rates and floating or adjustable interest rates were $6,720 million and $61,983 million, respectively. At December 31, 2014, loans at fixed interest rates and floating or adjustable interest rates were $6,663 million and $59,914 million, respectively.

The above table does not include Loans and lending commitments held at fair value of $11,394 million and $11,962 million that were recorded as Trading assets in the Company’s condensed consolidated statement of financial condition at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, Loans and lending commitments held at fair value consisted of $5,689 million of corporate loans, $2,044 million of residential real estate loans and $3,661 million of wholesale real estate loans. At December 31, 2014, Loans and lending commitments held at fair value consisted of $7,093 million of corporate loans, $1,682 million of residential real estate loans and $3,187 million of wholesale real estate loans. See Note 3 for further information regarding Loans and lending commitments held at fair value.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

obligor’s income, net worth, liquidity, collateral, loan-to-value ratio, and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level. Consumer loan collateral values are monitored on an ongoing basis.

For a description of the Company’s loan portfolio and credit quality indicators utilized in its credit monitoring process, see Note 8 to the Company’s consolidated financial statements in the 2014 Form 10-K.

Loans considered as doubtful or loss are considered impaired. Substandard loans are regularly reviewed for impairment. When a loan is impaired the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. For further information, see Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K.

The following tables present credit quality indicators for the Company’s loans held for investment, gross of allowance for loan losses, by product type, at March 31, 2015 and December 31, 2014.

	At March 31, 2015
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$19,612	$17,372	$16,802	$5,265	$59,051
Special mention	808	—	—	—	808
Substandard	676	—	51	—	727
Doubtful	25	—	—	—	25

Total loans	$21,121	$17,372	$16,853	$5,265	$60,611

	At December 31, 2014
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$17,847	$16,576	$15,688	$5,298	$55,409
Special mention	1,683	—	—	—	1,683
Substandard	127	—	47	—	174
Doubtful	2	—	—	—	2

Total loans	$19,659	$16,576	$15,735	$5,298	$57,268

Allowance for Loan Losses and Impaired Loans.

There are two components in the allowance for loan loss estimate: (1) the inherent allowance component which estimates the probable losses inherent in the portfolio, and (2) the specific allowance component which includes estimates related to loans specifically identified for impairment.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

loan losses is maintained at a level reasonable to ensure that it can adequately absorb the estimated probable losses inherent in the portfolio.

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures, including loans modified in a Troubled Debt Restructuring (“TDR”), which have been specifically identified for impairment analysis by the Company and determined to be impaired. At March 31, 2015 and December 31, 2014, the Company’s TDRs were not significant. For further information on allowance for loan losses, see Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K.

The tables below provide details on impaired loans, past due loans and allowances for the Company’s held for investment loans:

	At March 31, 2015
Loans by Product Type	Corporate	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$23	$—	$—	$23
Impaired loans without allowance(1)	2	20	—	22
Impaired loans unpaid principal balance	25	20	—	45
Past due 90 days loans and on nonaccrual	2	24	—	26

	At December 31, 2014
Loans by Product Type	Corporate	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$—	$—	$—	$—
Impaired loans without allowance(1)	2	17	—	19
Impaired loans unpaid principal balance	2	17	—	19
Past due 90 days loans and on nonaccrual	2	25	—	27

	At March 31, 2015
Loans by Region	Americas	EMEA	Asia-Pacific	Total
	(dollars in millions)
Impaired loans	$22	$23	$—	$45
Past due 90 days loans and on nonaccrual	26	—	—	26
Allowance for loan losses	131	29	5	165

	At December 31, 2014
Loans by Region	Americas	EMEA	Asia-Pacific	Total
	(dollars in millions)
Impaired loans	$19	$—	$—	$19
Past due 90 days loans and on nonaccrual	27	—	—	27
Allowance for loan losses	121	20	8	149

EMEA—Europe,	Middle East and Africa.
(1)	At March 31, 2015 and December 31, 2014, no allowance was outstanding for these loans as the fair value of the collateral held exceeded or equaled the carrying value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2014	$118	$2	$8	$21	$149
Gross charge-offs	—	—	—	—	—
Gross recoveries	1	—	—	—	1

Net recoveries	1	—	—	—	1

Provision (release) for loan losses(1)	25	—	—	1	26
Other(2)	(11)	—	—	—	(11)

Balance at March 31, 2015	$133	$2	$8	$22	$165

Allowance for loan losses by impairment methodology:
Inherent	$128	$2	$8	$22	$160
Specific	5	—	—	—	5

Total allowance for loan losses at March 31, 2015	$133	$2	$8	$22	$165

Loans evaluated by impairment methodology(3):
Inherent	$21,096	$17,372	$16,833	$5,265	$60,566
Specific	25	—	20	—	45

Total loans evaluated at March 31, 2015	$21,121	$17,372	$16,853	$5,265	$60,611

Allowance for lending-related commitments:
Balance at December 31, 2014	$147	$—	$—	$2	$149
Provision for lending-related commitments(4)	36	—	—	1	37
Other	(1)	—	—	—	(1)

Balance at March 31, 2015	$182	$—	$—	$3	$185

Allowance for lending-related commitments by impairment methodology:
Inherent	$182	$—	$—	$3	$185
Specific	—	—	—	—	—

Total allowance for lending-related commitments at March 31, 2015	$182	$—	$—	$3	$185

Lending-related commitments evaluated by impairment methodology(3):
Inherent	$70,153	$3,875	$287	$376	$74,691
Specific	26	—	—	—	26

Total lending-related commitments evaluated at March 31, 2015	$70,179	$3,875	$287	$376	$74,717

(1)	The Company recorded a provision of $26 million for loan losses within Other revenues for the quarter ended March 31, 2015.
(2)	Amount includes the impact related to the transfer to loans held for sale and foreign currency translation adjustments.
(3)	Loan balances are gross of the allowance for loan losses and lending-related commitments are gross of credit losses.
(4)	The Company recorded a provision of $37 million for lending-related commitments within Other non-interest expenses for the quarter ended March 31, 2015.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2013	$137	$1	$4	$14	$156
Gross charge-offs	—	—	—	(3)	(3)
Gross recoveries	—	—	—	—	—

Net charge-offs	—	—	—	(3)	(3)

Provision (release) for loan losses(1)	(33)	1	1	2	(29)

Balance at March 31, 2014	$104	$2	$5	$13	$124

Allowance for loan losses by impairment methodology:
Inherent	$102	$2	$5	$13	$122
Specific	2	—	—	—	2

Total allowance for loan losses at March 31, 2014	$104	$2	$5	$13	$124

Loans evaluated by impairment methodology(2):
Inherent	$15,599	$12,638	$11,000	$2,442	$41,679
Specific	11	—	9	—	20

Total loan evaluated at March 31, 2014	$15,610	$12,638	$11,009	$2,442	$41,699

Allowance for lending-related commitments:
Balance at December 31, 2013	$125	$—	$—	$2	$127
Provision for lending-related commitments(3)	19	—	—	—	19

Balance at March 31, 2014	$144	$—	$—	$2	$146

Allowance for lending-related commitments by impairment methodology:
Inherent	$144	$—	$—	$2	$146
Specific	—	—	—	—	—

Total allowance for lending-related commitments at March 31, 2014	$144	$—	$—	$2	$146

Lending-related commitments evaluated by impairment methodology(2):
Inherent	$65,470	$2,865	$1,861	$238	$70,434
Specific	—	—	—	—	—

Total lending-related commitments evaluated at March 31, 2014	$65,470	$2,865	$1,861	$238	$70,434

(1)	The Company recorded a release of $29 million for loan losses within Other revenues for the quarter ended March 31, 2014.
(2)	Loan balances are gross of the allowance for loan losses and lending-related commitments are gross of credit losses.
(3)	The Company recorded a provision of $19 million for lending-related commitments within Other non-interest expenses for the quarter end March 31, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Company’s Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the Company’s condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to twelve years. The Company establishes an allowance for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At March 31, 2015, the Company had $4,880 million of employee loans, net of an allowance of approximately $112 million. At December 31, 2014, the Company had $5,130 million of employee loans, net of an allowance of approximately $116 million.

The Company has also granted loans to other employees primarily in conjunction with certain after-tax leveraged investment arrangements. At March 31, 2015, the balance of these loans was $21 million, net of an allowance of approximately $41 million. At December 31, 2014, the balance of these loans was $40 million, net of an allowance of approximately $42 million. The Company establishes an allowance for non-recourse loan amounts not recoverable from employees, which is recorded in Other non-interest expense.

8.	Deposits.

Deposits were as follows:

	At March 31, 2015(1)	At December 31, 2014(1)
	(dollars in millions)
Savings and demand deposits(2)	$134,263	$132,159
Time deposits(3)(4)	1,552	1,385

Total	$135,815	$133,544

(1)	Total deposits subject to the Federal Deposit Insurance Corporation (the “FDIC”) insurance at March 31, 2015 and December 31, 2014 were $101 billion and $99 billion, respectively.
(2)	There were no significant non-interest bearing deposits at March 31, 2015 and December 31, 2014.
(3)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3).
(4)	The amount of U.S. time deposits that met or exceeded the FDIC insurance limit was not significant at March 31, 2015 and December 31, 2014.

The weighted average interest rates of interest bearing deposits outstanding at March 31, 2015 and December 31, 2014 were 0.0% and 0.1%, respectively.

Interest-bearing deposits maturing over the next five years total: $135,807 million remaining in 2015, with no other deposits maturing after 2015. The amount remaining for 2015 includes $134,255 million of saving deposits, which have no stated maturity, and $1,552 million of time deposits.

The vast majority of deposits in the Company’s U.S. Subsidiary Banks are sourced from the Company’s retail brokerage accounts. Concurrent with the acquisition of the remaining 35% stake in the purchase of the retail securities joint venture between the Company and Citigroup Inc. (“Citi”) (the “Wealth Management JV”) in 2013, the deposit sweep agreement between Citi and the Company was terminated (see Note 3 to the consolidated financial statements in the 2014 Form 10-K). During the quarter ended March 31, 2015, $4 billion of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At March 31, 2015, approximately $4 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

9.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At March 31, 2015	At December 31, 2014
	(dollars in millions)
Senior debt	$142,129	$139,565
Subordinated debt	8,543	8,339
Junior subordinated debentures	4,873	4,868

Total	$155,545	$152,772

During the quarter ended March 31, 2015, the Company issued notes with a principal amount of approximately $11.3 billion. During the quarter ended March 31, 2015, approximately $5.3 billion in aggregate long-term borrowings matured or were retired.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.3 years and 5.9 years at March 31, 2015 and December 31, 2014, respectively.

Other Secured Financings.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, pledged commodities, certain equity-linked notes and other secured borrowings. See Note 6 for further information on Other secured financings related to VIEs and securitization activities.

The Company’s Other secured financings consisted of the following:

	At March 31, 2015	At December 31, 2014
	(dollars in millions)
Secured financings with original maturities greater than one year	$9,888	$10,346
Secured financings with original maturities one year or less	2,036	1,395
Failed sales(1)	283	344

Total(2)	$12,207	$12,085

(1)	For more information on failed sales, see Note 6.
(2)	Amounts include $4,241 million and $4,504 million at fair value at March 31, 2015 and December 31, 2014, respectively.

10.	Derivative Instruments and Hedging Activities.

The Company trades and makes markets globally in listed futures, OTC swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indices, asset-backed security indices, property indices, mortgage-related and other asset-backed securities, and real estate loan products. The Company uses these instruments for trading, foreign currency exposure management, and asset and liability management.

The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis.

In connection with its derivative activities, the Company generally enters into master netting agreements and collateral agreements with its counterparties. These agreements provide the Company with the right, in the event of a default by the counterparty (such as bankruptcy or a failure to pay or perform), to net a counterparty’s rights and obligations under the agreement and to liquidate and set off collateral against any net amount owed by the counterparty. However, in certain circumstances: The Company may not have such an agreement in place; the relevant insolvency regime (which is based on the type of counterparty entity and the jurisdiction of organization of the counterparty) may not support the enforceability of the agreement; or the Company may not have sought legal advice to support the enforceability of the agreement. In cases where the Company has not determined an agreement to be enforceable, the related amounts are not offset in the tabular disclosures below. The Company’s policy is generally to receive securities and cash posted as collateral (with rights of rehypothecation), irrespective of the enforceability determination regarding the master netting and collateral agreement. In certain cases, the Company may agree for such collateral to be posted to a third-party custodian under a control agreement that enables the Company to take control of such collateral in the event of a counterparty default. The enforceability of the master netting agreement is taken into account in the Company’s risk management practices and application of counterparty credit limits. The following tables present information about the offsetting of derivative instruments and related collateral amounts. See information related to offsetting of certain collateralized transactions in Note 5.

	At March 31, 2015
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$456,688	$(424,006)	$32,682	$(9,809)	$(55)	$22,818
Cleared OTC(4)	195,421	(194,064)	1,357	—	—	1,357
Exchange traded	34,325	(29,606)	4,719	—	—	4,719

Total derivative assets	$686,434	$(647,676)	$38,758	$(9,809)	$(55)	$28,894

Derivative liabilities
Bilateral OTC	$442,056	$(400,689)	$41,367	$(15,267)	$(228)	$25,872
Cleared OTC(4)	188,423	(188,115)	308	—	—	308
Exchange traded	35,108	(29,606)	5,502	(643)	—	4,859

Total derivative liabilities	$665,587	$(618,410)	$47,177	$(15,910)	$(228)	$31,039

(1)	Amounts include $7.3 billion of derivative assets and $7.2 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” herein, for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(3)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$427,079	$(396,582)	$30,497	$(9,844)	$(19)	$20,634
Cleared OTC(4)	217,169	(215,576)	1,593	—	—	1,593
Exchange traded	32,123	(27,819)	4,304	—	—	4,304

Total derivative assets	$676,371	$(639,977)	$36,394	$(9,844)	$(19)	$26,531

Derivative liabilities
Bilateral OTC	$410,003	$(375,095)	$34,908	$(11,192)	$(179)	$23,537
Cleared OTC(4)	211,695	(211,180)	515	—	(6)	509
Exchange traded	32,608	(27,819)	4,789	(726)	—	4,063

Total derivative liabilities	$654,306	$(614,094)	$40,212	$(11,918)	$(185)	$28,109

(1)	Amounts include $6.5 billion of derivative assets and $6.9 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” herein, for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default and where certain other criteria are met in accordance with applicable offsetting accounting guidance.
(3)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(4)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. The Company’s exposure to credit risk at any point in time is represented by the fair value of the derivative contracts reported as assets. The fair value of a derivative represents the amount at which the derivative could be exchanged in an orderly transaction between market participants and is further described in Note 2 to the consolidated financial statements in the 2014 Form 10-K and Note 3.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at March 31, 2015 and December 31, 2014. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Trading Assets at March 31, 2015(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post-collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$213	$587	$994	$4,421	$(5,161)	$1,054	$865
AA	3,365	3,500	2,691	15,682	(18,070)	7,168	5,086
A	14,607	12,129	6,552	26,464	(47,540)	12,212	8,105
BBB	5,908	4,142	2,647	14,927	(18,737)	8,887	6,361
Non-investment grade	3,463	2,962	1,322	2,605	(5,689)	4,663	3,758

Total	$27,556	$23,320	$14,206	$64,099	$(95,197)	$33,984	$24,175

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

OTC Derivative Products—Trading Assets at December 31, 2014(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post-collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$499	$246	$1,313	$4,281	$(5,009)	$1,330	$1,035
AA	2,679	2,811	2,704	14,137	(15,415)	6,916	4,719
A	11,733	10,833	7,585	23,968	(43,644)	10,475	6,520
BBB	5,119	3,753	2,592	13,132	(15,844)	8,752	6,035
Non-investment grade	3,196	3,089	1,541	2,499	(5,727)	4,598	3,918

Total	$23,226	$20,732	$15,735	$58,017	$(85,639)	$32,071	$22,227

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The table does not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fair Value and Notional of Derivative Instruments.    The following tables summarize the fair value of derivative instruments designated as accounting hedges and the fair value of derivative instruments not designated as accounting hedges by type of derivative contract and the platform on which these instruments are traded or cleared on a gross basis. Fair values of derivative contracts in an asset position are included in Trading assets, and fair values of derivative contracts in a liability position are reflected in Trading liabilities in the Company’s condensed consolidated statements of financial condition (see Note 3):

	Derivative Assets at March 31, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$3,905	$1,479	$—	$5,384	$43,242	$36,388	$—	$79,630
Foreign exchange contracts	428	—	—	428	8,556	—	—	8,556

Total derivatives designated as accounting hedges	4,333	1,479	—	5,812	51,798	36,388	—	88,186

Derivatives not designated as accounting hedges(2):
Interest rate contracts	300,367	188,945	425	489,737	4,694,122	7,792,382	1,434,961	13,921,465
Credit contracts	23,273	4,779	—	28,052	733,081	172,179	—	905,260
Foreign exchange contracts	88,002	218	135	88,355	2,328,794	15,930	16,422	2,361,146
Equity contracts	23,933	—	27,441	51,374	314,360	—	278,570	592,930
Commodity contracts	16,448	—	6,324	22,772	104,164	—	103,889	208,053
Other	332	—	—	332	8,994	—	—	8,994

Total derivatives not designated as accounting hedges	452,355	193,942	34,325	680,622	8,183,515	7,980,491	1,833,842	17,997,848

Total derivatives	$456,688	$195,421	$34,325	$686,434	$8,235,313	$8,016,879	$1,833,842	$18,086,034
Cash collateral netting	(64,030)	(11,602)	—	(75,632)	—	—	—	—
Counterparty netting	(359,976)	(182,462)	(29,606)	(572,044)	—	—	—	—

Total derivative assets	$32,682	$1,357	$4,719	$38,758	$8,235,313	$8,016,879	$1,833,842	$18,086,034

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Derivative Liabilities at March 31, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$14	$12	$—	$26	$2,585	$2,677	$—	$5,262
Foreign exchange contracts	16	2	—	18	2,601	209	—	2,810

Total derivatives designated as accounting hedges	30	14	—	44	5,186	2,886	—	8,072

Derivatives not designated as accounting hedges(2):
Interest rate contracts	284,618	183,798	249	468,665	4,521,135	7,483,783	1,643,379	13,648,297
Credit contracts	23,646	4,417	—	28,063	656,892	151,893	—	808,785
Foreign exchange contracts	88,343	194	84	88,621	1,956,212	12,189	19,856	1,988,257
Equity contracts	31,029	—	28,350	59,379	351,276	—	290,911	642,187
Commodity contracts	14,306	—	6,425	20,731	88,889	—	84,604	173,493
Other	84	—	—	84	7,117	—	—	7,117

Total derivatives not designated as accounting hedges	442,026	188,409	35,108	665,543	7,581,521	7,647,865	2,038,750	17,268,136

Total derivatives	$442,056	$188,423	$35,108	$665,587	$7,586,707	$7,650,751	2,038,750	$17,276,208
Cash collateral netting	(40,713)	(5,653)	—	(46,366)	—	—	—	—
Counterparty netting	(359,976)	(182,462)	(29,606)	(572,044)	—	—	—	—

Total derivative liabilities	$41,367	$308	$5,502	$47,177	$7,586,707	$7,650,751	$2,038,750	$17,276,208

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $756 billion and $1,136 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $448 million and $20 million is included in Customer and other receivables and Customer and other payables, respectively, in the Company’s condensed consolidated statements of financial condition.

	Derivative Assets at December 31, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$3,947	$1,053	$—	$5,000	$44,324	$27,692	$—	$72,016
Foreign exchange contracts	498	6	—	504	9,362	261	—	9,623

Total derivatives designated as accounting hedges	4,445	1,059	—	5,504	53,686	27,953	—	81,639

Derivatives not designated as accounting hedges(2):
Interest rate contracts	281,214	211,552	407	493,173	4,854,953	9,187,454	1,467,056	15,509,463
Credit contracts	27,776	4,406	—	32,182	806,441	167,390	—	973,831
Foreign exchange contracts	72,362	152	83	72,597	1,955,343	11,538	9,663	1,976,544
Equity contracts	23,208	—	24,916	48,124	299,363	—	271,164	570,527
Commodity contracts	17,698	—	6,717	24,415	115,792	—	156,440	272,232
Other	376	—	—	376	5,179	—	—	5,179

Total derivatives not designated as accounting hedges	422,634	216,110	32,123	670,867	8,037,071	9,366,382	1,904,323	19,307,776

Total derivatives	$427,079	$217,169	$32,123	$676,371	$8,090,757	$9,394,335	$1,904,323	$19,389,415
Cash collateral netting	(58,541)	(4,654)	—	(63,195)	—	—	—	—
Counterparty netting	(338,041)	(210,922)	(27,819)	(576,782)	—	—	—	—

Total derivative assets	$30,497	$1,593	$4,304	$36,394	$8,090,757	$9,394,335	$1,904,323	$19,389,415

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Derivative Liabilities at December 31, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$125	$99	$—	$224	$2,024	$7,588	$—	$9,612
Foreign exchange contracts	5	1	—	6	1,491	121	—	1,612

Total derivatives designated as accounting hedges	130	100	—	230	3,515	7,709	—	11,224

Derivatives not designated as accounting hedges(2):
Interest rate contracts	264,579	207,482	293	472,354	4,615,886	9,138,417	1,714,021	15,468,324
Credit contracts	28,165	3,944	—	32,109	714,181	154,054	—	868,235
Foreign exchange contracts	72,156	169	21	72,346	1,947,178	11,477	1,761	1,960,416
Equity contracts	30,061	—	25,511	55,572	339,884	—	302,205	642,089
Commodity contracts	14,740	—	6,783	21,523	93,019	—	132,136	225,155
Other	172	—	—	172	5,478	—	—	5,478

Total derivatives not designated as accounting hedges	409,873	211,595	32,608	654,076	7,715,626	9,303,948	2,150,123	19,169,697

Total derivatives	$410,003	$211,695	$32,608	$654,306	$7,719,141	$9,311,657	$2,150,123	$19,180,921
Cash collateral netting	(37,054)	(258)	—	(37,312)	—	—	—	—
Counterparty netting	(338,041)	(210,922)	(27,819)	(576,782)	—	—	—	—

Total derivative liabilities	$34,908	$515	$4,789	$40,212	$7,719,141	$9,311,657	$2,150,123	$19,180,921

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $685 billion and $1,122 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $472 million and $21 million is included in Customer and other receivables and Customer and other payables, respectively, in the Company’s condensed consolidated statements of financial condition.

At March 31, 2015 and December 31, 2014, the amount of payables associated with cash collateral received that was netted against derivative assets was $75.6 billion and $63.2 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $46.4 billion and $37.3 billion, respectively. Cash collateral receivables and payables of $15 million and $17 million, respectively, at March 31, 2015 and $21 million and $30 million, respectively, at December 31, 2014, were not offset against certain contracts that did not meet the definition of a derivative.

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on interest rate derivative instruments designated and qualifying as accounting hedges and the related hedged item as well as the hedge ineffectiveness included in Interest expense in the Company’s condensed consolidated statements of income:

	Gains (Losses) Recognized
	Three Months Ended March 31,
Product Type	2015	2014
	(dollars in millions)
Derivatives	$758	$310
Borrowings	(493)	(8)

Total	$265	$302

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Derivatives Designated as Net Investment Hedges

The following table presents gains (losses) reported on derivative instruments designated and qualifying as accounting hedges:

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended March 31,
Product Type	2015	2014
	(dollars in millions)
Foreign exchange contracts(1)	$262	$(67)

Total	$262	$(67)

(1)	Losses of $44 million and $45 million related to the forward points on the hedging instruments were excluded from hedge effectiveness testing and recognized in interest income during the quarters ended March 31, 2015 and 2014, respectively.

The following table summarizes gains (losses) on derivative instruments not designated as accounting hedges:

	Gains (Losses) Recognized in Income(1)(2)
	Three Months Ended March 31,
Product Type	2015	2014
	(dollars in millions)
Interest rate contracts	$(1,718)	$(1,534)
Credit contracts	(245)	158
Foreign exchange contracts	1,101	1,017
Equity contracts	(1,066)	75
Commodity contracts	597	525
Other contracts	(82)	99

Total derivative instruments	$(1,413)	$340

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading revenues in the Company’s condensed consolidated statements of income.
(2)	Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading revenues in the Company’s condensed consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $4 million and $10 million at March 31, 2015 and December 31, 2014, respectively, and a notional value of $2,069 million at both March 31, 2015 and December 31, 2014. The Company recognized losses of $5 million and $10 million related to changes in the fair value of its bifurcated embedded derivatives for the quarters ended March 31, 2015 and 2014, respectively.

Credit Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade of the Company. At March 31, 2015, the aggregate fair value of OTC derivative contracts that contain

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

credit risk-related contingent features that are in a net liability position totaled $29,291 million, for which the Company has posted collateral of $24,560 million, in the normal course of business. The additional collateral or termination payments which may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). At March 31, 2015, for such OTC trading agreements, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were $1,610 million and an incremental $2,838 million, respectively. Of these amounts, $3,218 million at March 31, 2015 related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$487,250	$(3,914)	$464,368	$3,149
Index and basket credit default swaps	265,574	(2,561)	225,875	2,242
Tranched index and basket credit default swaps	88,653	(2,451)	182,325	3,546

Total	$841,477	$(8,926)	$872,568	$8,937

	At December 31, 2014
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$535,415	$(2,479)	$509,872	$1,641
Index and basket credit default swaps	276,465	(1,777)	229,789	1,563
Tranched index and basket credit default swaps	96,182	(2,355)	194,343	3,334

Total	$908,062	$(6,611)	$934,004	$6,538

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The tables below summarize the credit ratings and maturities of protection sold through credit default swaps and other credit contracts at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$3,175	$13,475	$6,921	$2,481	$26,052	$(302)
AA	8,315	19,458	9,768	1,950	39,491	(494)
A	17,671	42,400	15,338	2,098	77,507	(1,337)
BBB	40,813	105,004	49,532	12,710	208,059	(2,694)
Non-investment grade	30,620	71,121	29,541	4,859	136,141	913

Total	100,594	251,458	111,100	24,098	487,250	(3,914)

Index and basket credit default swaps:
AAA	15,102	42,598	6,771	—	64,471	(1,240)
AA	—	500	—	—	500	(1)
A	4,873	5,270	13,279	67	23,489	(605)
BBB	15,278	31,064	35,237	26,319	107,898	(1,708)
Non-investment grade	25,055	78,768	32,001	22,045	157,869	(1,458)

Total	60,308	158,200	87,288	48,431	354,227	(5,012)

Total credit default swaps sold	$160,902	$409,658	$198,388	$72,529	$841,477	$(8,926)

Other credit contracts(3)(4)	$45	$476	$—	$612	$1,133	$(930)

Total credit derivatives and other credit contracts	$160,947	$410,134	$198,388	$73,141	$842,610	$(9,856)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the term of the contracts.
(3)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(4)	Fair value amounts shown represent the fair value of the hybrid instruments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$2,385	$9,400	$6,147	$692	$18,624	$(113)
AA	9,080	23,701	14,769	3,318	50,868	(688)
A	22,861	52,291	22,083	2,944	100,179	(1,962)
BBB	48,547	114,384	60,629	13,536	237,096	(1,489)
Non-investment grade	29,857	66,066	29,011	3,714	128,648	1,773

Total	112,730	265,842	132,639	24,204	535,415	(2,479)

Index and basket credit default swaps:
AAA	17,625	31,124	7,265	1,883	57,897	(985)
AA	704	6,512	716	2,864	10,796	(270)
A	1,283	6,841	10,154	30	18,308	(465)
BBB	30,265	40,575	60,141	7,730	138,711	(2,904)
Non-investment grade	25,750	88,105	22,971	10,109	146,935	492

Total	75,627	173,157	101,247	22,616	372,647	(4,132)

Total credit default swaps sold	$188,357	$438,999	$233,886	$46,820	$908,062	$(6,611)

Other credit contracts(3)(4)	$51	$539	$1	$620	$1,211	$(500)

Total credit derivatives and other credit contracts	$188,408	$439,538	$233,887	$47,440	$909,273	$(7,111)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the term of the contracts.
(3)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments.
(4)	Fair value amounts shown represent the fair value of the hybrid instruments.

Single Name Credit Default Swaps.    A credit default swap protects the buyer against the loss of principal on a bond or loan in case of a default by the issuer. The protection buyer pays a periodic premium (generally quarterly) over the life of the contract and is protected for the period. The Company in turn will have to perform under a credit default swap if a credit event as defined under the contract occurs. Typical credit events include bankruptcy, dissolution or insolvency of the referenced entity, failure to pay and restructuring of the obligations of the referenced entity. In order to provide an indication of the current payment status or performance risk of the credit default swaps, a breakdown by credit ratings is provided. Agency ratings, if available, are used for this purpose; otherwise the Company’s internal ratings are used.

Index and Basket Credit Default Swaps.    Index and basket credit default swaps are products where credit protection is provided on a portfolio of single name credit default swaps. Generally, in the event of a default on one of the underlying names, the Company will have to pay a pro rata portion of the total notional amount of the credit default swap.

The Company also enters into tranched index and basket credit default swaps where credit protection is provided on a particular portion of the portfolio loss distribution. The most junior tranches cover initial defaults, and once losses exceed the notional of the tranche, they are passed on to the next most senior tranche in the capital structure.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In order to provide an indication of the current payment status or performance risk of the credit default swaps, a breakdown by the Company’s internal credit ratings is provided. Effective January 1, 2015, the Company utilized its internal credit ratings as compared with December 31, 2014 where external agency ratings, if available, were utilized. The change in the rating methodology did not have a significant impact on investment grade versus non-investment grade classifications or the fair values of tranched and non-tranched index and basket products in the above table.

Credit Protection Sold through CLNs and CDOs.    The Company has invested in CLNs and CDOs, which are hybrid instruments containing embedded derivatives, in which credit protection has been sold to the issuer of the note. If there is a credit event of a reference entity underlying the instrument, the principal balance of the note may not be repaid in full to the Company.

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $687 billion and $731 billion at March 31, 2015 and December 31, 2014, respectively, compared with a notional amount of approximately $751 billion and $805 billion at March 31, 2015 and December 31, 2014, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

11.	Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending at March 31, 2015 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at March 31, 2015
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$307	$—	$—	$2	$309
Investment activities	500	76	21	450	1,047
Primary lending commitments—investment grade(1)	13,704	13,703	35,361	1,673	64,441
Primary lending commitments—non-investment grade(1)	848	6,195	12,767	4,817	24,627
Secondary lending commitments(2)	10	27	55	29	121
Commitments for secured lending transactions	1,388	572	311	—	2,271
Forward starting reverse repurchase agreements and securities borrowing agreements(3)(4)	55,117	—	—	—	55,117
Commercial and residential mortgage-related commitments	8	295	47	277	627
Other lending commitments	4,574	1,041	359	98	6,072

Total	$76,456	$21,909	$48,921	$7,346	$154,632

(1)	Total amount includes $54.6 billion of investment grade and $13.2 billion of non-investment grade unfunded commitments accounted for as held for investment and $8.3 billion of investment grade and $10.5 billion of non-investment grade unfunded commitments accounted for as held for sale at March 31, 2015. The remainder of these lending commitments is carried at fair value.
(2)	These commitments are recorded at fair value within Trading assets and Trading liabilities in the Company’s condensed consolidated statements of financial condition (see Note 3).
(3)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to March 31, 2015 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days of the trade date, and of the total amount at March 31, 2015, $47.4 billion settled within three business days.
(4)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $0.5 billion.

For a further description of these commitments, refer to Note 13 to the Company’s consolidated financial statements in the 2014 Form 10-K.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

employees. The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investment funds.

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at March 31, 2015:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$160,902	$409,658	$198,388	$72,529	$841,477	$(8,926)	$—
Other credit contracts	45	476	—	612	1,133	(930)	—
Non-credit derivative contracts(1)	1,316,421	759,963	289,756	524,644	2,890,784	92,059	—
Standby letters of credit and other financial guarantees issued(2)	700	1,200	973	6,177	9,050	(209)	6,700
Market value guarantees	31	326	284	38	679	4	103
Liquidity facilities	2,811	—	—	—	2,811	(5)	4,420
Whole loan sales guarantees	—	—	—	23,560	23,560	8	—
Securitization representations and warranties	—	—	—	64,550	64,550	97	—
General partner guarantees	72	32	17	380	501	71	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.
(2)	Approximately $2.2 billion of standby letters of credit are also reflected in the “Commitments” table above in primary and secondary lending commitments. Standby letters of credit are recorded at fair value within Trading assets or Trading liabilities in the Company’s condensed consolidated statements of financial condition.

For a further description of these guarantees, refer to Note 13 to the Company’s consolidated financial statements in the 2014 Form 10-K.

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

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending such proceeds to the Company in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

exchange for junior subordinated debentures. The Morgan Stanley Capital Trusts are special purpose entities and only the Parent provides a guarantee for the trust preferred securities. The Company has directly guaranteed the repayment of the trust preferred securities to the holders in accordance with the terms thereof. See Note 11 to the Company’s consolidated financial statements in the 2014 Form 10-K for details on the Company’s junior subordinated debentures.

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

•

Exchange/Clearinghouse Member Guarantees.    The Company is a member of various U.S. and non-U.S. exchanges and clearinghouses that trade and clear securities and/or derivative contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange or the clearinghouse. While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s obligations under these rules would arise only if the exchange or clearinghouse had previously exhausted its resources. In addition, some clearinghouse rules require members to assume a proportionate share of losses resulting from the clearinghouse’s investment of guarantee fund contributions and initial margin, and of other losses unrelated to the default of a clearing member, if such losses exceed the specified resources allocated for such purpose by the clearinghouse. The maximum potential payout under these rules cannot be estimated. The Company has not recorded any contingent liability in its condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. The Company filed its answer on August 17, 2012. The Company filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint, which alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On April 26, 2013, the defendants filed an answer to the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 28, 2014, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1, filed a complaint against the Company. The matter is styled Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC and is pending in the SDNY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $735 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified compensatory and/or rescissory damages, interest and costs. On April 3, 2015, the court granted in part and denied in part the Company’s motion to dismiss. On April 17, 2015, the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Company filed its answer to the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $292 million, plus pre- and post-judgment interest, fees and costs.

12.	Regulatory Requirements.

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

To implement a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, U.S. Basel III subjects Advanced Approach banking organizations that have been approved by their regulators to exit the parallel run, such as the Company, to a permanent “capital floor.” Beginning on January 1, 2015, the Company’s binding risk-based capital ratios are the lower of the capital ratios computed under the Advanced Approach or the Standardized Approach under U.S. Basel III. The U.S. Basel III Standardized Approach modifies certain U.S. Basel I-based methods for calculating RWAs and prescribes new standardized risk weights for certain types of assets and exposures. In 2014, as a result of the capital floor, an Advanced Approach banking organization’s binding risk-based capital ratios were the lower of its ratios computed under the Advanced Approach or U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”. The capital floor applies to the calculation of the minimum risk-based capital requirements as well as the capital conservation buffer, the countercyclical capital buffer (if deployed by banking regulators), and, if adopted, the proposed global systemically important bank (“G-SIB”) buffer.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The Company’s Regulatory Capital and Capital Ratios.    Beginning on January 1, 2015, the Company’s and its U.S. Subsidiary Banks’ risk-based capital ratios for regulatory purposes are the lower of each ratio calculated using RWAs under the Advanced Approach or the Standardized Approach under U.S. Basel III, in both cases subject to transitional provisions. At March 31, 2015, the Company’s risk-based capital ratios were lower under the Advanced Approach transitional rules; however, the risk-based capital ratios for its U.S. Subsidiary Banks were lower under the Standardized Approach transitional rules.

The following table presents the Company’s capital measures under the U.S. Basel III Advanced Approach transitional rules and the minimum regulatory capital ratios.

	At March 31, 2015			At December 31, 2014
	Amount	Ratio	Minimum Regulatory Capital Ratio(1)	Amount	Ratio	Minimum Regulatory Capital Ratio(1)
	(dollars in millions)
Regulatory capital and capital ratios:
Common Equity Tier 1 capital	$57,342	13.1%	4.5%	$57,324	12.6%	4.0%
Tier 1 capital	64,746	14.7%	6.0%	64,182	14.1%	5.5%
Total capital	76,924	17.5%	8.0%	74,972	16.4%	8.0%
Tier 1 leverage	—	7.8%	4.0%	—	7.9%	4.0%

Assets:
RWAs	$438,964	N/A	N/A	$456,008	N/A	N/A
Adjusted average assets(2)	827,054	N/A	N/A	810,524	N/A	N/A

N/A—Not Applicable.

(1)	Percentages represent minimum regulatory capital ratios under U.S. Basel III transitional rules.
(2)	In accordance with U.S. Basel III, adjusted average assets represent the denominator of the Tier 1 leverage ratio and were composed of the Company’s average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain financial equity investments and other adjustments.

The Company’s U.S. Subsidiary Banks.    The Company’s U.S. Subsidiary Banks are subject to similar regulatory capital requirements as the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s U.S. Subsidiary Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each of the Company’s U.S. Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table sets forth the capital information for MSBNA:

	At March 31, 2015			At December 31, 2014
	U.S. Basel III Transitional/ Standardized Approach		Required Capital Ratio(1)	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$12,861	14.1%	6.5%	$12,355	12.2%	6.5%
Tier 1 capital	12,861	14.1%	8.0%	12,355	12.2%	8.0%
Total capital	14,572	16.0%	10.0%	14,040	13.9%	10.0%
Tier 1 leverage	12,861	10.2%	5.0%	12,355	10.2%	5.0%

(1)	Capital ratios required to be considered well-capitalized for U.S. regulatory purposes.

The following table sets forth the capital information for MSPBNA:

	At March 31, 2015			At December 31, 2014
	U.S. Basel III Transitional/ Standardized Approach		Required Capital Ratio(1)	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$2,821	22.3%	6.5%	$2,468	20.3%	6.5%
Tier 1 capital	2,821	22.3%	8.0%	2,468	20.3%	8.0%
Total capital	2,832	22.4%	10.0%	2,480	20.4%	10.0%
Tier 1 leverage	2,821	10.0%	5.0%	2,468	9.4%	5.0%

(1)	Capital ratios required to be considered well-capitalized for U.S. regulatory purposes.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain certain minimum capital ratios. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At March 31, 2015 and December 31, 2014, the Company’s U.S. Subsidiary Banks maintained capital at levels in excess of the universally mandated well-capitalized requirements. The Company’s U.S. Subsidiary Banks maintained capital at levels sufficiently in excess of these “well capitalized” requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

MS&Co. and Other Broker-Dealers.    MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the U.S. Commodity Futures Trading Commission (the “CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $6,530 million and $6,593 million at March 31, 2015 and December 31, 2014, respectively, which exceeded the amount required by $4,701 million and $4,928 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At March 31, 2015 and December 31, 2014, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

MSSB LLC is a registered broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $4,934 million and $4,620 million at March 31, 2015 and December 31, 2014, respectively, which exceeded the amount required by $4,778 million and $4,460 million, respectively.

MSIP, a London-based broker-dealer subsidiary, is subject to the capital requirements of the Prudential Regulation Authority, and MSMS, a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSMS have consistently operated with capital in excess of their respective regulatory capital requirements.

Other Regulated Subsidiaries.    Certain other U.S. and non-U.S. subsidiaries of the Company are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated with capital in excess of their local capital adequacy requirements.

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

Morgan Stanley Shareholders’ Equity.

In March 2015, the Company received no objection from the Federal Reserve to its 2015 capital plan. The capital plan included a share repurchase of up to $3.1 billion of the Company’s outstanding common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016. Additionally, the capital plan included an increase in the Company’s quarterly common stock dividend to $0.15 per share from $0.10 per share, beginning with the dividend declared on April 20, 2015. During the quarter ended March 31, 2015 and 2014, the Company repurchased approximately $250 million and $150 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program.

The Company has sufficient authorization for the proposed share repurchases pursuant to the capital plan under its existing share repurchase program for capital management purposes. Pursuant to the share repurchase program, the Company considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases under the Company’s program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval.

Preferred Stock.

Series J Preferred Stock.    On March 19, 2015, the Company issued 1,500,000 Depositary Shares, for an aggregate price of $1,500 million. Each Depositary Share represents a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J, $0.01 par value (“Series J Preferred Stock”). The Series J Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

any dividend payment date on or after July 15, 2020 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $1,000 per Depositary Share), plus any declared and unpaid dividends to, but excluding, the date fixed for redemption, without accumulation of any undeclared dividends. The Series J Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series J Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $1,493 million.

For a description of preferred stock issuances, Series A through Series I, see Note 15 to the consolidated financial statements in the 2014 Form 10-K.

The Company is authorized to issue 30 million shares of preferred stock, and the Company’s preferred stock outstanding consisted of the following (in millions, except per share data):

			Carrying Value
	Shares Outstanding at March 31, 2015	Liquidation Preference per Share	At March 31, 2015	At December 31, 2014
A	44,000	$25,000	$1,100	$1,100
C	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	—

Total			$7,520	$6,020

During the quarters ended March 31, 2015 and 2014, dividends declared on the Company’s outstanding preferred stock were $78 million and $54 million, respectively.

Accumulated Other Comprehensive Income (Loss).

The following tables present changes in AOCI by component, net of noncontrolling interests, in the quarters ended March 31, 2015 and 2014 (dollars in millions):

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2014	$(663)	$3	$(73)	$(515)	$(1,248)

Other comprehensive income before reclassifications	(220)	—	215	—	(5)
Amounts reclassified from AOCI	—	1	(15)	1	(13)

Net other comprehensive income during the period	(220)	1	200	1	(18)

Balance at March 31, 2015	$(883)	$4	$127	$(514)	$(1,266)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pension, Postretirement and Other Related Adjustments	Total
Balance at December 31, 2013	$(266)	$(1)	$(282)	$(544)	$(1,093)

Other comprehensive income before reclassifications	48	—	78	—	126
Amounts reclassified from AOCI	—	1	(4)	2	(1)

Net other comprehensive income during the period	48	1	74	2	125

Balance at March 31, 2014	$(218)	$—	$(208)	$(542)	$(968)

The Company had no significant reclassifications out of AOCI for the quarters ended March 31, 2015 and 2014.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests were $1,304 million and $1,204 million at March 31, 2015 and December 31, 2014, respectively. Changes in nonredeemable noncontrolling interests were not significant in the quarter ended March 31, 2015.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

14. Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing earnings applicable to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method and determines whether instruments granted in share-based payment transactions are participating securities (see Note 2 to the consolidated financial statements in the 2014 Form 10-K). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended March 31,
	2015	2014
Basic EPS:
Income from continuing operations	$2,468	$1,585
Income (loss) from discontinued operations	(5)	(1)

Net income	2,463	1,584
Net income applicable to nonredeemable noncontrolling interests	69	79

Net income applicable to Morgan Stanley	2,394	1,505
Less: Preferred dividends (Series A Preferred Stock)	(11)	(11)
Less: Preferred dividends (Series C Preferred Stock)	(13)	(13)
Less: Preferred dividends (Series E Preferred Stock)	(15)	(15)
Less: Preferred dividends (Series F Preferred Stock)	(15)	(15)
Less: Preferred dividends (Series G Preferred Stock)	(8)	—
Less: Preferred dividends (Series I Preferred Stock)	(16)	—
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(2)	(2)

Earnings applicable to Morgan Stanley common shareholders	$2,314	$1,449

Weighted average common shares outstanding	1,924	1,924

Earnings per basic common share:
Income from continuing operations	$1.21	$0.75
Income (loss) from discontinued operations	(0.01)	—

Earnings per basic common share	$1.20	$0.75

Diluted EPS:
Earnings applicable to Morgan Stanley common shareholders	$2,314	$1,449
Weighted average common shares outstanding	1,924	1,924
Effect of dilutive securities:
Stock options and RSUs(1)	39	45

Weighted average common shares outstanding and common stock equivalents	1,963	1,969

Earnings per diluted common share:
Income from continuing operations	$1.18	$0.74
Income (loss) from discontinued operations	—	—

Earnings per diluted common share	$1.18	$0.74

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended March 31,
Number of Antidilutive Securities Outstanding at End of Period:	2015	2014
	(shares in millions)
RSUs and performance-based stock units	1	16
Stock options	11	13

Total	12	29

15.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Interest income(1):
Trading assets(2)	$594	$514
Investment securities	201	138
Loans	474	355
Interest bearing deposits with banks	22	38
Securities purchased under agreements to resell and Securities borrowed(3)	(104)	(9)
Customer receivables and Other(4)	297	307

Total interest income	$1,484	$1,343

Interest expense(1):
Deposits	$18	$23
Short-term borrowings	4	—
Long-term borrowings	926	932
Securities sold under agreements to repurchase and Securities loaned(5)	308	326
Customer payables and Other(6)	(368)	(246)

Total interest expense	$888	$1,035

Net interest	$596	$308

(1)	Interest income and expense are recorded within the Company’s condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.
(3)	Includes fees paid on Securities borrowed.
(4)	Includes interest from Customer receivables and Other interest earning assets.
(5)	Includes fees received on Securities loaned.
(6)	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

16.	Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Service cost, benefits earned during the period	$5	$6
Interest cost on projected benefit obligation	39	40
Expected return on plan assets	(30)	(28)
Net amortization of prior service cost (credit)	(5)	(3)
Net amortization of actuarial loss	6	6

Net periodic benefit expense	$15	$21

17.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (“U.K.”), and in states in which the Company has significant business operations, such as New York. The Company is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2009 – 2012 and 2007 – 2009, respectively. The Company is currently under review by the IRS Appeals Office for the remaining issues covering tax years 1999 – 2005 and has substantially completed the IRS field examination for the audit of tax years 2006 – 2008. During 2015, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate on the Company’s condensed consolidated financial statements.

The Company believes that the resolution of these tax matters will not have a material effect on the Company’s condensed consolidated statements of financial condition, although a resolution could have a material impact on the Company’s condensed consolidated statements of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs. The Company has established a liability for unrecognized tax benefits that the Company believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change.

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

The Company’s effective tax rate from continuing operations for the quarter ended March 31, 2015 included a net discrete tax benefit of $564 million. This net discrete tax benefit was primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

simplify the Company’s legal entity organization in the U.K. Excluding the net discrete tax benefit noted above, the effective tax rate from continuing operations for the quarter ended March 31, 2015 would have been 33.3%, reflecting the geographic mix of earnings. The Company’s effective tax rate from continuing operations for the quarter ended March 31, 2014 was 33.1%.

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

Selected financial information for the Company’s business segments is presented below:

Three Months Ended March 31, 2015	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)	$5,546	$3,145	$674	$(54)	$9,311
Interest income	870	737	1	(124)	1,484
Interest expense	958	48	6	(124)	888

Net interest	(88)	689	(5)	—	596

Net revenues	$5,458	$3,834	$669	$(54)	$9,907

Income from continuing operations before income taxes	$1,813	$855	$187	$—	$2,855
Provision for income taxes(2)	6	320	61	—	387

Income from continuing operations	1,807	535	126	—	2,468

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(8)	—	—	—	(8)
Provision for (benefit from) income taxes	(3)	—	—	—	(3)

Income (loss) from discontinued operations	(5)	—	—	—	(5)

Net income	1,802	535	126	—	2,463
Net income applicable to nonredeemable noncontrolling interests	52	—	17	—	69

Net income applicable to Morgan Stanley	$1,750	$535	$109	$—	$2,394

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Three Months Ended March 31, 2014	Institutional Securities	Wealth Management(3)	Investment Management(3)	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)	$4,902	$3,071	$756	$(41)	$8,688
Interest income	881	581	1	(120)	1,343
Interest expense	1,106	43	5	(119)	1,035

Net interest	(225)	538	(4)	(1)	308

Net revenues	$4,677	$3,609	$752	$(42)	$8,996

Income from continuing operations before income taxes	$1,416	$686	$268	$—	$2,370
Provision for income taxes	426	265	94	—	785

Income from continuing operations	990	421	174	—	1,585

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(3)	—	1	—	(2)
Provision for (benefit from) income taxes	(1)	—	—	—	(1)

Income (loss) from discontinued operations	(2)	—	1	—	(1)

Net income	988	421	175	—	1,584
Net income applicable to nonredeemable noncontrolling interests	25	—	54	—	79

Net income applicable to Morgan Stanley	$963	$421	$121	$—	$1,505

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of cumulative performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $670 million at March 31, 2015 and approximately $634 million at December 31, 2014 (see Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K).
(2)	The Company’s effective tax rate from continuing operations for the quarter ended March 31, 2015 included a net discrete tax benefit of $564 million (within the Company’s Institutional Securities business segment) (see Note 17).
(3)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Total Assets(1)	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
At March 31, 2015	$658,933	$164,230	$5,936	$829,099

At December 31, 2014	$630,341	$165,147	$6,022	$801,510

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through European and Asia-Pacific locations. The net revenues disclosed in

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Wealth Management: wealth management representatives operate in the Americas.

•	Investment Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

	Three Months Ended March 31,
Net Revenues	2015	2014
	(dollars in millions)
Americas	$6,930	$6,582
EMEA	1,762	1,422
Asia-Pacific	1,215	992

Net revenues	$9,907	$8,996

19.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $3,302 million and $3,332 million at March 31, 2015 and December 31, 2014, respectively, included in Other investments in the Company’s condensed consolidated statements of financial condition. Income from equity method investments was $38 million and $56 million for the quarters ended March 31, 2015 and 2014, respectively, and is included in Other revenues in the Company’s condensed consolidated statements of income. Income from the Company’s equity method investments for the quarters ended March 31, 2015 and 2014 was primarily related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), as described below.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and Mitsubishi UFJ Financial Group, Inc. holds a 60% voting interest in MUMSS. The Company accounts for its interest in MUMSS as an equity method investment within the Company’s Institutional Securities business segment. During the quarters ended March 31, 2015 and 2014, the Company recorded income of $69 million and $58 million, respectively, within Other revenues in the Company’s condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

20.	Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Common Stock Dividend.

On April 20, 2015, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.15. The dividend is payable on May 15, 2015 to common shareholders of record on April 30, 2015 (see Note 13).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Long-Term Borrowings.

Subsequent to March 31, 2015 and through April 30, 2015, the Company’s long-term borrowings decreased by approximately $0.1 billion. This amount includes the Company’s issuance of $2.0 billion in subordinated debt on April 23, 2015.

Capital Trusts.

On April 27, 2015, the Company announced that Morgan Stanley Capital Trust VI will redeem all of the issued and outstanding $862.5 million aggregate liquidation amount of its 6.60% Capital Securities on May 27, 2015, and that Morgan Stanley Capital Trust VII will redeem all of the issued and outstanding $1,100 million aggregate liquidation amount of its 6.60% Capital Securities on May 12, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of March 31, 2015, the related condensed consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows and changes in total equity for the three-month periods ended March 31, 2015 and 2014. These interim condensed consolidated financial statements are the responsibility of the management of the Company.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2014, and the consolidated statements of income, comprehensive income, cash flows and changes in total equity for the year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated March 2, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York

May 4, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction.

Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Company” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

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

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including: the effect of economic and political conditions and geopolitical events; the effect of market conditions, particularly in the global equity, fixed income, currency, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets and energy markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary), and legal and regulatory actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income and commodity prices (including oil prices), interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements; the Company’s reputation and the general perception of the financial services industry; inflation, natural disasters, pandemics and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; technological changes and risks and cybersecurity risks (including cyber attacks and business continuity risks); or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) and “Liquidity and Capital Resources—Regulatory Requirements” herein.

The discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item  1A of the 2014 Form 10-K and “Liquidity and Capital Resources—Regulatory Requirements” herein.

Executive Summary.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended March 31,
	2015	2014
Net revenues:
Institutional Securities	$5,458	$4,677
Wealth Management(1)	3,834	3,609
Investment Management(1)	669	752
Intersegment Eliminations	(54)	(42)

Consolidated net revenues	$9,907	$8,996

Net income	$2,463	$1,584
Net income applicable to nonredeemable noncontrolling interests(2)	69	79

Net income applicable to Morgan Stanley	$2,394	$1,505

Income from continuing operations applicable to Morgan Stanley:
Institutional Securities	$1,755	$965
Wealth Management(1)	535	421
Investment Management(1)	109	120

Income from continuing operations applicable to Morgan Stanley	$2,399	$1,506
Income (loss) from discontinued operations applicable to Morgan Stanley	(5)	(1)

Net income applicable to Morgan Stanley	$2,394	$1,505
Preferred stock dividend and other	80	56

Earnings applicable to Morgan Stanley common shareholders	$2,314	$1,449

Earnings per basic common share:
Income from continuing operations	$1.21	$0.75
Income (loss) from discontinued operations	(0.01)	—

Earnings per basic common share(3)	$1.20	$0.75

Earnings per diluted common share:
Income from continuing operations	$1.18	$0.74
Income from discontinued operations	—	—

Earnings per diluted common share(3)	$1.18	$0.74

Regional net revenues(4):
Americas	$6,930	$6,582
EMEA	1,762	1,422
Asia-Pacific	1,215	992

Net revenues	$9,907	$8,996

Effective income tax rate from continuing operations	13.6%	33.1%

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts)—(Continued).

	At March 31, 2015	At December 31, 2014
Total loans(5)	$68,703	$66,577
Total assets	$829,099	$801,510
U.S. Subsidiary Banks loans(5)(6)	$63,564	$59,622
U.S. Subsidiary Banks assets(6)	$153,629	$151,157
Total deposits	$135,815	$133,544
Long-term borrowings	$155,545	$152,772
Maturities of long-term borrowings outstanding (next 12 months)	$24,229	$20,740
Worldwide employees	56,087	55,802
Book value per common share(7)	$33.80	$33.25
Global Liquidity Reserve managed by bank and non-bank legal entities (dollars in billions)(8)	$195	$193
Capital ratios(9):
Common Equity Tier 1 capital ratio	13.1%	12.6%
Tier 1 capital ratio	14.7%	14.1%
Total capital ratio	17.5%	16.4%
Tier 1 leverage ratio(10)	7.8%	7.9%
Consolidated assets under management or supervision (dollars in billions)(1)(11):
Investment Management(12)	$406	$403
Wealth Management	797	778

Total	$1,203	$1,181

	Three Months Ended March 31,
	2015	2014
Pre-tax profit margin(13):
Institutional Securities	33%	30%
Wealth Management	22%	19%
Investment Management	28%	36%
Consolidated	29%	26%
Average common equity (dollars in billions)(14):
Institutional Securities	$37.0	$30.8
Wealth Management	10.3	11.3
Investment Management	2.3	2.6
Parent capital	16.0	18.6

Consolidated average common equity	$65.6	$63.3

Return on average common equity from continuing operations(15):
Institutional Securities	18.7%	12.2%
Wealth Management	18.9%	14.0%
Investment Management	19.4%	18.6%
Consolidated	14.2%	9.2%
Average tangible common equity (dollars in billions)(16)	$55.9	$53.4
Return on average tangible common equity from continuing operations(17)	16.6%	10.9%
Average Global Liquidity Reserve managed by bank and non-bank legal entities (dollars in billions)(8)(18):
Bank legal entities	$87	$90
Non-bank legal entities	109	110

Total average Global Liquidity Reserve	$196	$200

	Three Months Ended March 31,
	2015	2014
Selected management financial measures:
Net revenues, excluding DVA(19)	$9,782	$8,870
Income from continuing operations applicable to Morgan Stanley, excluding DVA(19)	$2,319	$1,431
Income per diluted common share from continuing operations, excluding DVA(19)	$1.14	$0.70
Return on average common equity from continuing operations, excluding DVA(15)	13.5%	8.5%
Return on average tangible common equity from continuing operations, excluding DVA(17)	15.8%	10.1%

	At March 31, 2015	At December 31, 2014
Tangible book value per common share(20)	$28.91	$28.26

EMEA—Europe, Middle East and Africa.

DVA—Debt Valuation Adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current quarter’s presentation.
(2)	See Notes 2, 3 and 15 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K and Note 13 to the Company’s condensed consolidated financial statements in Item 1 for information on nonredeemable noncontrolling interests.
(3)	For the calculation of basic and diluted earnings per share (“EPS”), see Note 14 to the Company’s condensed consolidated financial statements in Item 1.
(4)	Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis. For a further discussion regarding the geographic methodology for net revenues, see Note 18 to the Company’s condensed consolidated financial statements in Item 1.
(5)	Amounts include loans held for investment and loans held for sale and exclude loans at fair value which are included in Trading assets in the Company’s condensed consolidated statements of financial condition (see Note 7 to the Company’s condensed consolidated financial statements in Item 1).
(6)	Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) represent the Company’s U.S. bank operating subsidiaries (“U.S. Subsidiary Banks”) and amounts exclude transactions with affiliated entities.
(7)	Book value per common share equals common shareholders’ equity of $66,642 million at March 31, 2015 and $64,880 million at December 31, 2014 divided by common shares outstanding of 1,971 million at March 31, 2015 and 1,951 million at December 31, 2014.
(8)	Global Liquidity Reserve, which is managed by the Company’s bank and non-bank legal entities, is composed of highly liquid and diversified cash and cash equivalents and unencumbered securities. Eligible unencumbered securities include U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities, non-U.S. government securities and other highly liquid investment-grade securities. For a discussion of Global Liquidity Reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(9)	The Company calculates its applicable risk-based capital ratios and risk-weighted assets (“RWAs”) in accordance with the capital adequacy standards for financial holding companies adopted by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). For a further discussion of the Company’s methods for calculating its risk-based capital ratios and RWAs, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(10)	Tier 1 leverage ratio equals Tier 1 capital (calculated under U.S. Basel III Transitional rules) divided by the average daily balance of consolidated on-balance sheet assets under accounting principles generally accepted in the U.S. (“U.S. GAAP”) during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain financial equity investments and other adjustments at March 31, 2015.
(11)	Revenues and expenses associated with these assets are included in the Company’s Wealth Management and Investment Management business segments.
(12)	Amounts exclude the Company’s Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake and assets for which fees are not generated.
(13)	Pre-tax profit margin is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(14)	The computation of average common equity for each business segment is determined using the Company’s Required Capital framework, an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). Average common equity for each business segment is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy.

(15)	The calculation of the return on average common equity from continuing operations uses income from continuing operations applicable to the Company less preferred dividends as a percentage of average common equity. The annualized return on average common equity from continuing operations and annualized return on average common equity from continuing operations, excluding DVA, and excluding DVA and the net discrete tax benefit, are non-GAAP financial measures that the Company considers useful for investors to allow better comparability of period-to-period operating performance. To determine the return on average common equity from continuing operations, excluding DVA, and excluding DVA and the net discrete tax benefit, both the numerator and denominator were adjusted to exclude those items. The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The effective tax rates used in the computation of business segments’ return on average common equity were determined on a separate legal entity basis.

	Three Months Ended March 31,
	2015	2014
Reconciliation of return on average common equity from continuing operations, excluding DVA and net discrete tax benefit to return on average common equity from continuing operations:
Return on average common equity from continuing operations, excluding DVA and net discrete tax benefit	10.1%	8.5%
Net discrete tax benefit	3.4%	N/A

Return on average common equity from continuing operations, excluding DVA	13.5%	8.5%
DVA impact	0.7%	0.7%

Return on average common equity from continuing operations	14.2%	9.2%

N/A—Not Applicable.

(16)	Average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Capital Management” herein.
(17)	Annualized return on average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended March 31, 2015 and 2014 was 0.8% in both periods.
(18)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(19)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. The U.S. Securities and Exchange Commission (the “SEC”) defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes or includes amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or as an alternative method for assessing, the Company’s financial condition and operating results. These measures are not in accordance with, or a substitute for, U.S. GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the U.S. GAAP financial measure.

	Three Months Ended March 31,
	2015	2014
Reconciliation of selected management financial measures from a non-GAAP to a U.S. GAAP basis (dollars in millions, except per share amounts):
Net revenues
Net revenues—non-GAAP	$9,782	$8,870
Impact of DVA	125	126

Net revenues—U.S. GAAP	$9,907	$8,996

Income from continuing operations applicable to Morgan Stanley
Income applicable to Morgan Stanley—non-GAAP	$2,319	$1,431
Impact of DVA	80	75

Income applicable to Morgan Stanley—U.S. GAAP	$2,399	$1,506

Earnings per diluted common share
Income from continuing operations per diluted common share—non-GAAP	$1.14	$0.70
Impact of DVA	0.04	0.04

Income from continuing operations per diluted common share—U.S. GAAP	$1.18	$0.74

	Three Months Ended March 31,
	2015	2014
Reconciliation of effective income tax rate from continuing operations financial measures from a non-GAAP to a U.S. GAAP basis:
Effective income tax rate from continuing operations—non-GAAP	33.3%	33.1%
Net discrete tax benefit	19.7%	N/A
Effective income tax rate from continuing operations—U.S. GAAP	13.6%	33.1%

N/A—Not Applicable.

(20)	Tangible book value per common share equals tangible common equity of $56,985 million at March 31, 2015 and $55,138 million at December 31, 2014 divided by common shares outstanding of 1,971 million at March 31, 2015 and 1,951 million at December 31, 2014. Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy.

Global Market and Economic Conditions.

Global growth decelerated in the first quarter of 2015, as slower domestic demand growth in the U.S. and in major emerging market economies was partly offset by indications of improving growth in Europe and Japan, a divergence consistent with relative regional equity market performance. Much lower energy prices also resulted in much lower inflation in much of the world. Central banks globally have responded with over 30 additional easing measures since the start of 2015, including the central banks of Switzerland, Sweden, and Denmark moving to negative central bank policy rates to join the European Central Bank (“ECB”).

In the U.S., real gross domestic product (“GDP”) grew by 0.2% on an annualized basis during the first quarter of 2015. Retail sales growth was sluggish despite a large boost to real spending power from lower gasoline prices, resulting in a rise in the personal savings rate. In addition, a stronger dollar contributed to weaker exports in 2015. Temporary impacts from harsh winter weather and congestion at major West Coast ports also contributed to slower U.S. GDP growth. The unemployment rate was 5.5% at the end of the first quarter of 2015 compared with 5.6% at the end of 2014. Household spending growth moderated, while business investment also showed signs of sluggishness from reduced investments in the oil and gas industry due to lower energy prices. Major equity market indices except for the Dow Jones Industrial Average ended the first quarter of 2015 higher compared with year-end 2014, with the S&P 500 stock index posting a gain of 0.4%, while the NASDAQ Composite index posting a gain of approximately 3.5%. At its March 2015 meeting, the Federal Open Market Committee of the Federal Reserve maintained that it continues to see the risks to the outlook for economic activity and the labor market as nearly balanced and anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2% objective over the medium term. At March 31, 2015, the federal funds target rate remained between 0.00% and 0.25%, while the discount rate remained at 0.75%, unchanged from December 31, 2014.

In Europe, indications of improving growth in GDP during the first quarter of 2015 were supported by a weaker euro, quantitative easing measures carried out by the ECB and lower energy prices. In March 2015, the ECB began its previously announced expanded asset purchase program involving the purchase of Euro-area sovereign debt. European major equity market indices were higher at the end of the first quarter of 2015 compared with year-end 2014, with the DAX 30 index in Germany and the CAC 40 index in France posting gains of 22% and 18%, respectively. At March 31, 2015, the Euro-area benchmark repurchase rate remained at 0.05% while the deposit facility rate remained at negative 0.20% both unchanged from December 31, 2014. In the United Kingdom (“U.K.”), GDP grew by 0.3% during the first quarter of 2015 reflecting increased consumer spending. The U.K. also continued to experience a significant decline in the unemployment rate, while average wage gains have also remained tepid, and inflation remained below the Bank of England’s (“BOE”) target. At March 31, 2015, the BOE’s benchmark interest rate was 0.5%, which was unchanged from December 31, 2014, and BOE asset purchases remained at £375 billion, also unchanged from December 31, 2014.

In Japan, a decision to delay a further sales tax hike, a second round of quantitative easing by the Bank of Japan, and reforms of corporate taxes and agriculture policy supported positive growth momentum in the first quarter of

2015. In China, weaker momentum in domestic demand despite a notable improvement in export growth, while substantially negative producer prices, showed entrenched deflationary pressures. The People’s Bank of China lowered its deposit and lending rates 25 basis points each to 2.50% and 5.35%, respectively, effective March 1, 2015. The Chinese government continued reforms to change the structure of the Chinese economy with targeted easing measures by its central bank. The Chinese government also pursued growth rebalancing measures via encouraging consumption and pursuing structural reforms to boost productivity growth, which helped support a 7.0% gain in real GDP during the first quarter of 2015. Major equity market indices in Asia ended the first quarter of 2015 higher compared with year-end 2014, with the Japanese and Chinese equity markets both higher by more than 10%. In April 2015, the People’s Bank of China lowered its capital reserve-requirement ratio by 1.0% to 18.5%.

Overview of the Quarter Ended March 31, 2015 Financial Results.

Consolidated Results.    The Company recorded net income applicable to Morgan Stanley of $2,394 million on net revenues of $9,907 million in the quarter ended March 31, 2015 (“current quarter”) compared with net income applicable to Morgan Stanley of $1,505 million on net revenues of $8,996 million in the quarter ended March 31, 2014 (“prior year quarter”).

Net revenues in the current quarter included positive revenues due to the impact of DVA of $125 million compared with positive revenues of $126 million in the prior year quarter. Non-interest expenses were $7,052 million in the current quarter compared with $6,626 million in the prior year quarter. Compensation expenses increased 5% to $4,524 million in the current quarter compared with $4,306 million in the prior year quarter. Non-compensation expenses increased 9% to $2,528 million in the current quarter compared with $2,320 million in the prior year quarter.

Both diluted EPS and diluted EPS from continuing operations were $1.18 in the current quarter compared with $0.74 in the prior year quarter.

Excluding the impact of DVA, net revenues were $9,782 million and diluted EPS from continuing operations were $1.14 per share in the current quarter compared with $8,870 million and $0.70 per share, respectively, in the prior year quarter. The presentation of net revenues excluding the impact of DVA is a non-GAAP financial measure that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

The Company’s effective tax rate from continuing operations was 13.6% and 33.1% for the quarters ended March 31, 2015 and 2014, respectively. The results for the quarter ended March 31, 2015 included a net discrete tax benefit of $564 million. Excluding this net discrete tax benefit, the effective tax rate from continuing operations for the quarter ended March 31, 2015 would have been 33.3%, reflecting the geographic mix of earnings. For a discussion of the net discrete tax benefit, see “Other Matters—Income Tax Matters” herein.

Institutional Securities.    Income from continuing operations before taxes was $1,813 million in the current quarter compared with $1,416 million in the prior year quarter. Net revenues for the current quarter were $5,458 million compared with $4,677 million in the prior year quarter. The results in the current quarter included positive revenues due to the impact of DVA of $125 million compared with positive revenues of $126 million in the prior year quarter. Investment banking revenues increased 3% from the prior year quarter to $1,173 million in the current quarter, as an increase in advisory revenues was partially offset by a decrease in underwriting revenues. Equity sales and trading net revenues, excluding the impact of DVA, increased 33% from the prior year quarter to $2,268 million in the current quarter, reflecting strong results across derivatives, prime brokerage and cash equities products as well as across regions. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues increased 15% from the prior year quarter to $1,903 million in the current quarter, primarily reflecting higher fixed income product net revenues. Non-interest expenses increased 12% from $3,261 million in the prior year quarter to $3,645 million in the current quarter, reflecting higher non-compensation expenses related to higher legal costs and volume driven expenses and higher compensation expenses related to higher revenues.

Wealth Management.    Income from continuing operations before taxes was $855 million in the current quarter compared with $686 million in the prior year quarter. Net revenues were $3,834 million in the current quarter compared with $3,609 million in the prior year quarter. Transactional revenues, consisting of Investment banking, Trading, and Commissions and fees, decreased 5% from the prior year quarter to $950 million in the current quarter, reflecting lower Trading revenues and a decrease in Commissions and fees. Asset management, distribution and administration fees increased 5% from the prior year quarter to $2,115 million in the current quarter, primarily due to higher fee-based revenues partially offset by lower revenues from referral fees from the bank deposit program, reflecting the ongoing transfer of deposits to the Company from Citigroup Inc. (“Citi”). Net interest increased 28% from the prior year quarter to $689 million in the current quarter, primarily due to higher balances in the bank deposit program and growth in loans and lending commitments in Portfolio Loan Account (“PLA”) securities-based lending products. Non-interest expenses increased 2% from $2,923 million in the prior year quarter to $2,979 million in the current quarter primarily due to higher compensation expenses. Total client asset balances were $2,047 billion and total client liability balances were $54 billion at March 31, 2015. Balances in the bank deposit program were $135 billion at March 31, 2015, which included deposits held by Company-affiliated Federal Deposit Insurance Corporation (“FDIC”) insured depository institutions of $130 billion at March 31, 2015. Client assets in fee-based accounts were $803 billion, or 39% of total client assets, at March 31, 2015. Fee-based client asset flows for the current quarter were $13.3 billion compared with $19.0 billion in the prior year quarter.

Investment Management.    Income from continuing operations before taxes was $187 million in the current quarter compared with $268 million in the prior year quarter. Net revenues were $669 million in the current quarter compared with $752 million in the prior year quarter. The decrease in net revenues was primarily related to lower net investment gains and lower revenues in the Company’s Merchant Banking and Real Estate Investing business due to the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company in the second quarter of 2014. Non-interest expenses of $482 million in the current quarter were essentially unchanged from the prior year quarter.

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

As a market maker, the Company stands ready to buy, sell or otherwise transact with customers under a variety of market conditions and to provide firm or indicative prices in response to customer requests. The Company’s liquidity obligations can be explicit and obligatory in some cases, and in others, customers expect the Company to be willing to transact with them. In order to most effectively fulfill its market-making function, the Company engages in activities across all of its trading businesses that include, but are not limited to: (i) taking positions in anticipation of, and in response to, customer demand to buy or sell and—depending on the liquidity of the relevant market and the size of the position—to hold those positions for a period of time; (ii) managing and assuming basis risk (risk associated with imperfect hedging) between customized customer risks and the standardized products available in the market to hedge those risks; (iii) building, maintaining and rebalancing inventory, through trades with other market participants, and engaging in accumulation activities to accommodate anticipated customer demand; (iv) trading in the market to remain current on pricing and trends; and (v) engaging in other activities to provide efficiency and liquidity for markets. Although not included in Trading revenues, interest income and interest expense are also impacted by market-making activities as debt securities held by the Company earn interest and securities are loaned, borrowed, sold with agreement to repurchase and purchased with agreement to resell.

Investments.    The Company’s investments generally are held for long-term appreciation and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings as well as from investments associated with certain employee deferred compensation and co-investment plans. Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds and private equity funds, which include investments made in connection with certain employee deferred compensation plans (see Note 3 to the Company’s condensed consolidated financial statements in Item 1). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.

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

Compensation Expense.

The Company’s compensation and benefits expense includes accruals for base salaries and fixed allowances, formulaic programs, discretionary incentive compensation, amortization of deferred cash and equity awards, changes in fair value of deferred compensation plan referenced investments, and other items such as health and welfare benefits. The factors that drive compensation for the Company’s employees vary from quarter to quarter, segment to segment and within a segment. For certain revenue-producing employees in the Company’s Wealth Management and Investment Management business segments, compensation is largely paid on the basis of formulaic payouts that link their compensation to revenues. Compensation for certain employees, including revenue-producing employees in the Company’s Institutional Securities business segment, may also include incentive compensation that is determined following the assessment of the Company, business unit and individual performance. Compensation for the Company’s remaining employees is largely fixed in nature (e.g., base salary, benefits, etc.).

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Revenues:
Investment banking	$1,173	$1,136
Trading	3,422	2,707
Investments	112	109
Commissions and fees	673	678
Asset management, distribution and administration fees	76	81
Other	90	191

Total non-interest revenues	5,546	4,902

Interest income	870	881
Interest expense	958	1,106

Net interest	(88)	(225)

Net revenues	5,458	4,677

Compensation and benefits	2,026	1,853
Non-compensation expenses	1,619	1,408

Total non-interest expenses	3,645	3,261

Income from continuing operations before income taxes	1,813	1,416
Provision for income taxes	6	426

Income from continuing operations	1,807	990

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(8)	(3)
Provision for (benefit from) income taxes	(3)	(1)

Income (losses) from discontinued operations	(5)	(2)

Net income	1,802	988
Net income applicable to nonredeemable noncontrolling interests	52	25

Net income applicable to Morgan Stanley	$1,750	$963

Amounts applicable to Morgan Stanley:
Income from continuing operations	$1,755	$965
Income (loss) from discontinued operations	(5)	(2)

Net income applicable to Morgan Stanley	$1,750	$963

Investment Banking.    Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment banking revenues were as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Advisory revenues	$471	$336
Underwriting revenues:
Equity underwriting revenues	307	315
Fixed income underwriting revenues	395	485

Total underwriting revenues	702	800

Total investment banking revenues	$1,173	$1,136

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended March 31,
	2015(1)	2014(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$134	$257
Completed mergers and acquisitions(2)	124	205
Equity and equity-related offerings(3)	19	16
Fixed income offerings(4)	78	66

(1)	Source: Thomson Reuters, data at April 16, 2015. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues for the quarter ended March 31, 2015 increased 3% from the comparable period of 2014, as an increase in advisory revenues was partially offset by a decrease in underwriting revenues. Advisory revenues from merger, acquisition and restructuring transactions (“M&A”) were $471 million for the quarter ended March 31, 2015, an increase of 40% from the comparable period of 2014, reflecting increased M&A activity in the Americas and EMEA. Industry-wide announced M&A volume and deal activity for the quarter ended March 31, 2015 increased globally from the comparable period of 2014. Overall, underwriting revenues of $702 million decreased 12% from the comparable period of 2014. Equity underwriting revenues decreased 3% to $307 million for the quarter ended March 31, 2015 as initial public offering activity decreased. Fixed income underwriting revenues of $395 million decreased 19% from the comparable period of 2014, primarily driven by lower loan volumes.

Sales and Trading Net Revenues.    Sales and trading net revenues are composed of Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest income (expenses). See “Business Segments—Net Revenues” herein for information about the composition of the above-referenced components of sales and trading revenues. In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to trading are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 10 to the Company’s condensed consolidated financial statements in Item 1 for further information related to gains (losses) on derivative instruments.

Sales and trading net revenues were as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Trading	$3,422	$2,707
Commissions and fees	673	678
Asset management, distribution and administration fees	76	81
Net interest	(88)	(225)

Total sales and trading net revenues	$4,083	$3,241

Sales and trading net revenues by business were as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Equity	$2,293	$1,755
Fixed income and commodities	2,003	1,730
Other(1)	(213)	(244)

Total sales and trading net revenues	$4,083	$3,241

(1)	Amounts include net losses associated with costs related to the amount of liquidity held (“negative carry”), net gains (losses) on economic hedges related to the Company’s long-term borrowings, and revenues from corporate loans and lending commitments.

The following sales and trading net revenues results exclude the impact of DVA. The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(1)	$3,958	$3,115
Impact of DVA	125	126

Total sales and trading net revenues	$4,083	$3,241

Equity sales and trading net revenues—non-GAAP(1)	$2,268	$1,705
Impact of DVA	25	50

Equity sales and trading net revenues	$2,293	$1,755

Fixed income and commodities sales and trading net revenues—non-GAAP(1)	$1,903	$1,654
Impact of DVA	100	76

Fixed income and commodities sales and trading net revenues	$2,003	$1,730

(1)	Sales and trading net revenues, including equity and fixed income and commodities sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

Total sales and trading net revenues increased to $4,083 million for the quarter ended March 31, 2015 from $3,241 million for the quarter ended March 31, 2014.

Equity.    Equity sales and trading net revenues increased 31% to $2,293 million for the quarter ended March 31, 2015 from the comparable period in 2014. Equity sales and trading net revenues for the quarter ended March 31, 2015 included positive revenues of $25 million due to the impact of DVA compared with positive revenues of $50 million for the quarter ended March 31, 2014. Equity sales and trading net revenues, excluding the impact of DVA, increased 33% to $2,268 million for the quarter ended March 31, 2015 from the comparable period in 2014, reflecting strong results across derivatives, prime brokerage and cash equities products as well as across regions. The increase in cash equities and derivatives reflected favorable market conditions including increased index rebalance activity and electronic market making activities. Higher client balances primarily drove the increase in prime brokerage results.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues increased 16% to $2,003 million for the quarter ended March 31, 2015 from $1,730 million for the quarter ended March 31, 2014. Results for the quarter ended March 31, 2015 included positive revenues of $100 million due to the impact of DVA compared with positive revenues of $76 million for the quarter ended March 31, 2014. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues increased 15% to $1,903 million for the quarter ended March 31, 2015 from $1,654 million for the quarter ended March 31, 2014 primarily reflecting higher fixed income product net revenues. Fixed income product net revenues, excluding the impact of DVA, for the quarter ended March 31, 2015 increased 22% from the comparable period of 2014 as higher results in interest rate and foreign exchange products, which reflected increased levels of client activity, were partially offset by lower results in credit products. Commodity net revenues, excluding the impact of DVA, for the quarter ended March 31, 2015 increased 2% from the comparable period of 2014, primarily reflecting higher levels of client demand for structured transactions in natural gas and power and increased volatility in oil liquid markets partially offset by the absence of revenues from TransMontaigne Inc., which was sold on July 1, 2014.

Other.    For the quarter ended March 31, 2015, other sales and trading recognized negative net revenues of $213 million compared with negative net revenues of $244 million for the quarter ended March 31, 2014. Results in both periods included losses related to negative carry and losses on economic hedges and other costs related to the Company’s long-term borrowings. Results in both periods also included net revenues from corporate loans and lending commitments, which were $53 million and $45 million for the quarters ended March 31, 2015 and 2014, respectively.

Other.    Other revenues were $90 million for the quarter ended March 31, 2015 and compared with $191 million for the quarter ended March 31, 2014. The results for the quarter ended March 31, 2015 included income of $69 million, arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. compared with income of $58 million for the quarter ended March 31, 2014 (see Note 19 to the Company’s condensed consolidated financial statements in Item 1). The results for the quarter ended March 31, 2014 also included the sale of property related to TransMontaigne Inc., as well as a gain on sale of Canterm Canadian Terminals Inc. of approximately $45 million (see Note 1 to the Company’s condensed consolidated financial statements in Item 1).

Non-interest Expenses.    Non-interest expenses for the quarter ended March 31, 2015 increased 12% from the comparable period of 2014. The increase was driven by increases in both non-compensation and compensation expenses. Non-compensation expenses for the quarter ended March 31, 2015 increased 15% from the comparable period of 2014 as higher legal expense and higher brokerage, clearing and exchange fees driven by increased levels of client activity were partially offset by lower occupancy expenses. Compensation and benefits expenses for quarter ended March 31, 2015 increased 9% from the comparable period of 2014. The increase was primarily due to an increase in discretionary incentive compensation due to higher revenues and the reduction of average deferral rates for discretionary incentive based awards, partially offset by a decrease in amortization due to accelerated vesting of certain awards during the fourth quarter of 2014.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to Mitsubishi UFJ Financial Group, Inc.’s interest in Morgan Stanley MUFG Securities Co., Ltd. (see Note 19 to the Company’s condensed consolidated financial statements in Item 1).

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2015	2014(1)
	(dollars in millions)
Revenues:
Investment banking	$192	$181
Trading	232	275
Investments	2	4
Commissions and fees	526	540
Asset management, distribution and administration fees	2,115	2,008
Other	78	63

Total non-interest revenues	3,145	3,071

Interest income	737	581
Interest expense	48	43

Net interest	689	538

Net revenues	3,834	3,609

Compensation and benefits	2,225	2,167
Non-compensation expenses	754	756

Total non-interest expenses	2,979	2,923

Income from continuing operations before income taxes	855	686
Provision for income taxes	320	265

Income from continuing operations	535	421

Net income	535	421

Net income applicable to Morgan Stanley	$535	$421

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Statistical Data (dollars in billions, except where noted).

	Three Months Ended March 31,
	2015	2014(1)
Annual revenues per representative (dollars in thousands)(2)	$959	$878
Client assets per representative (dollars in millions)(3)	$129	$118
Fee-based asset flows(4)	$13.3	$19.0

	At March 31, 2015	At December 31, 2014
Client assets	$2,047	$2,025
Fee-based client assets(5)	$803	$785
Fee-based client assets as a percentage of total client assets(5)	39%	39%
Client liabilities	$54	$51
Bank deposit program(6)	$135	$137
Wealth Management U.S. Subsidiary Banks data(7):
Investment securities portfolio	$58.3	$57.3
Loans and lending commitments	$44.9	$42.7
Wealth Management representatives	15,915	16,076
Retail locations	621	622

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(2)	Annualized revenues per representative for the quarters ended March 31, 2015 and 2014 equal the Company’s Wealth Management business segment’s annualized revenues divided by the average representative headcount for the quarters ended March 31, 2015 and 2014, respectively.
(3)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(4)	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude cash management-related activity.
(5)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(6)	Balances in the bank deposit program included deposits held by the Company’s U.S. Subsidiary Banks of $130 billion and $128 billion at March 31, 2015 and December 31, 2014, respectively, with the remainder held at Citi-affiliated FDIC-insured depositories. See Note 3 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K for further discussion of the Company’s customer deposits held by Citi.
(7)	Wealth Management U.S. Subsidiary Banks refers to the Company’s U.S. bank operating subsidiaries MSBNA and MSPBNA.

Wealth Management JV.    On June 28, 2013, the Company completed the purchase of the remaining 35% stake in the purchase of the retail securities joint venture between the Company and Citi (the “Wealth Management JV”) for $4.725 billion. As the 100% owner of the Wealth Management JV, the Company retains all of the related net income previously applicable to the noncontrolling interests in the Wealth Management JV and benefits from the termination of certain related debt and operating agreements with the Wealth Management JV partner.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarters ended March 31, 2015 and 2014, $4 billion and $5 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At March 31, 2015, approximately $4 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

For further information, see Note 3 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K.

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

	Three Months Ended March 31,
	2015	2014(1)
	(dollars in millions)
Net revenues:
Transactional	$950	$996
Asset management	2,115	2,008
Net interest	689	538
Other	80	67

Net revenues	$3,834	$3,609

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Transactional.

Investment Banking.    Investment banking revenues increased 6% to $192 million in the quarter ended March 31, 2015 from the comparable period of 2014, primarily due to a revenue sharing arrangement with the Company’s Institutional Securities business segment related to municipal securities.

Trading.    Trading revenues decreased 16% to $232 million in the quarter ended March 31, 2015 from the comparable period of 2014, primarily due to lower revenues from fixed income products partially offset by higher gains related to investments associated with certain employee deferred compensation plans.

Commissions and Fees.    Commissions and fees revenues decreased 3% to $526 million in the quarter ended March 31, 2015 from the comparable period of 2014, primarily due to lower equity, annuity and mutual fund activity, partially offset by higher revenues from alternatives asset classes.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 5% to $2,115 million in the quarter ended March 31, 2015 from the comparable period of 2014, primarily due to higher fee-based revenues partially offset by lower revenues from referral fees from the bank deposit program, reflecting the ongoing transfer of deposits to the Company from Citi.

Balances in the bank deposit program were $135 billion at March 31, 2015 and $137 billion at December 31, 2014, which included deposits held by the Company’s U.S. Subsidiary Banks of $130 billion at March 31, 2015 and $128 billion at December 31, 2014.

Client assets in fee-based accounts increased to $803 billion and represented 39% of total client assets at March 31, 2015 compared with $785 billion and 39% at December 31, 2014, respectively. Total client asset balances increased to $2,047 billion at March 31, 2015 from $2,025 billion at December 31, 2014, primarily due to higher fee-based asset flows and the impact of market conditions. Fee-based client asset flows for the quarter ended March 31, 2015 were $13.3 billion compared with $19.0 billion in the quarter ended March 31, 2014.

Net Interest.

Net interest increased 28% to $689 million in the quarter ended March 31, 2015 from the comparable period of 2014, primarily due to higher balances in the bank deposit program and growth in loans and lending commitments in PLA securities-based lending products. Total client liability balances increased to $54 billion at March 31, 2015 from $51 billion at December 31, 2014, primarily due to higher growth from PLA securities-based lending products and residential mortgage loans. The loans and lending commitments in the Company’s Wealth Management business segment have grown in the quarter ended March 31, 2015, and the Company expects this trend to continue. See “Other Matters—U.S. Subsidiary Banks Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Lending Activities” in Item 3.

Other.

Other revenues were $78 million in the quarter ended March 31, 2015 compared with $63 million in the quarter ended March 31, 2014. The increase in the quarter ended March 31, 2015 primarily reflected higher gains on sales of Investment securities.

Non-interest Expenses.

Non-interest expenses increased 2% in the quarter ended March 31, 2015 from the comparable period of 2014. Compensation and benefits expenses increased 3% in the quarter ended March 31, 2015 from the comparable period of 2014, primarily due to a higher formulaic payout to Wealth Management representatives linked to higher net revenues. Non-compensation expenses of $754 million in the quarter ended March 31, 2015 were essentially unchanged from the comparable period of 2014.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,
	2015	2014(1)
	(dollars in millions)
Revenues:
Investment banking	$—	$4
Trading	3	(20)
Investments	152	246
Asset management, distribution and administration fees	514	486
Other	5	40

Total non-interest revenues	674	756

Interest income	1	1
Interest expense	6	5

Net interest	(5)	(4)

Net revenues	669	752

Compensation and benefits	273	286
Non-compensation expenses	209	198

Total non-interest expenses	482	484

Income from continuing operations before income taxes	187	268
Provision for income taxes	61	94

Income from continuing operations	126	174

Discontinued operations:
Income from discontinued operations before income taxes	—	1
Provision for (benefit from) income taxes	—	—

Income from discontinued operations	—	1

Net income	126	175
Net income applicable to nonredeemable noncontrolling interests	17	54

Net income applicable to Morgan Stanley	$109	$121

Amounts applicable to Morgan Stanley:
Income from continuing operations	$109	$120
Income from discontinued operations	—	1

Net income applicable to Morgan Stanley	$109	$121

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Statistical Data.

The Company’s Investment Management business segment’s period-end and average assets under management or supervision were as follows:

	At March 31,		Average for Three Months Ended March 31,
	2015	2014(1)	2015	2014(1)
	(dollars in billions)
Assets under management or supervision by asset class:
Traditional Asset Management:
Equity	$141	$145	$142	$141
Fixed income	65	61	65	61
Liquidity	131	114	127	113
Alternatives(2)(3)	36	34	36	33
Managed Futures(1)	3	4	3	4

Total Traditional Asset Management	376	358	373	352

Merchant Banking and Real Estate Investing(3)	30	28	31	30

Total assets under management or supervision	$406	$386	$404	$382

Share of minority stake assets(4)	$7	$7	$7	$7

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(2)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(3)	Assets under management or supervision for Merchant Banking and Real Estate Investing and Alternatives reflect the basis on which management fees are earned. This calculation excludes assets under management where no management fees are earned or where the fair value of these assets including unfunded commitments differ from the basis on which management fees are earned. Including these assets, assets under management at March 31, 2015 and 2014 for Merchant Banking and Real Estate Investing are $40 billion and $35 billion, respectively, and for Alternatives are $39 billion and $37 billion, respectively.
(4)	Amounts represent the Company’s Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Activity in the Company’s Investment Management business segment’s assets under management or supervision during the quarters ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014(1)
	(dollars in billions)
Balance at beginning of period	$403	$377
Net flows by asset class:
Traditional Asset Management:
Equity	(2)	3
Fixed income	1	(1)
Liquidity	3	2
Alternatives(2)	—	2

Total Traditional Asset Management	2	6

Merchant Banking and Real Estate Investing	(1)	—

Total net flows	1	6
Net market appreciation	2	3

Total net increase	3	9

Balance at end of period	$406	$386

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(2)	The alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.

Trading.    The Company recognized a gain of $3 million in the quarter ended March 31, 2015 compared with a loss of $20 million in the comparable period of 2014, which primarily reflected gains and losses, respectively, related to certain consolidated real estate funds sponsored by the Company.

Investments.    The Company recorded net investment gains of $152 million in the quarter ended March 31, 2015 compared with gains of $246 million in the comparable period of 2014. The decrease in the quarter ended March 31, 2015 primarily related to lower net investment gains and lower revenues in the Company’s Merchant Banking and Real Estate Investing business due to the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company in the second quarter of 2014.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 6% to $514 million in the quarter ended March 31, 2015. The increase primarily reflected higher management and administration revenues, as a result of higher average assets under management.

The Company’s assets under management increased $20 billion from $386 billion at March 31, 2014 to $406 billion at March 31, 2015, reflecting positive net flows and market appreciation.

The Company recorded net inflows of $1 billion in the quarter ended March 31, 2015, reflecting net customer inflows in liquidity and fixed income funds, partially offset by outflows in equity and merchant banking and real estate funds. The Company recorded net customer inflows of $6 billion in the quarter ended March 31, 2014, primarily in equity, liquidity and alternatives funds, partially offset by outflows in fixed income funds.

Other.    Other revenues were $5 million in the quarter ended March 31, 2015 as compared with $40 million in the comparable period of 2014. The decrease reflected higher revenues associated with the Company’s minority investment in certain third-party investment managers in the prior year period.

Non-interest Expenses.    Non-interest expenses of $482 million in the quarter ended March 31, 2015 were essentially unchanged from the comparable period of 2014. Compensation and benefits expenses decreased 5% in the quarter ended March 31, 2015 due to a decrease in amortization attributed to the accelerated vesting of certain awards offset by a reduction of average deferral rates for discretionary incentive based awards during the fourth quarter of 2014. Non-compensation expenses increased 6% in the quarter ended March 31, 2015, primarily due to higher professional services expenses.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains associated with noncontrolling interests in these consolidated funds were $12 million and $70 million in the quarters ended March 31, 2015 and 2014, respectively. Nonredeemable noncontrolling interests decreased in the quarter ended March 31, 2015 primarily due to the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company in the second quarter of 2014.

Accounting Development Updates.

Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued an accounting update requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The guidance is effective for the Company retrospectively beginning January 1, 2016. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Amendments to the Consolidation Analysis.

In February 2015, the FASB issued an amendment update that changes the analysis that the Company must perform to determine whether it should consolidate certain types of legal entities. The Company is required to reevaluate its interests in legal entities in scope of the new guidance under the revised consolidation model. The guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Revenue from Contracts with Customers.

In May 2014, the FASB issued an accounting update to clarify the principles of revenue recognition, to develop a common revenue recognition standard across all industries for U.S. GAAP and International Financial Reporting Standards and to provide enhanced disclosures for users of the financial statements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB voted to propose a deferral of the effective date of this accounting update by one year to January 1, 2018. Additionally, the FASB permits an entity to adopt this accounting update early but not before the original effective date, beginning January 1, 2017. The Company is currently evaluating the potential impact of adopting this accounting standard update.

Other Matters.

Return on Equity Goal.

The Company is aiming to improve its returns to shareholders with a goal of achieving a sustainable 10% or more return on average common equity excluding DVA (“Return on Equity”) over time, subject to the successful execution of its strategic objectives. For further information on the Company’s Return on Equity goal, see “Other Matters—Return on Equity Goal” in Part II, Item 7 of the 2014 Form 10-K.

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

The following table presents the Company’s U.S. Subsidiary Banks’ lending activities included in its condensed consolidated statements of financial condition:

	At March 31, 2015	At December 31, 2014
	(dollars in billions)
Institutional Securities U.S. Subsidiary Banks data:
Corporate lending	$10.1	$9.6
Other lending(1):
Corporate loans	9.4	8.0
Wholesale real estate loans	9.0	8.6
Wealth Management U.S. Subsidiary Banks data:
Securities-based lending and other loans	$22.8	$21.9
Residential real estate loans	17.0	15.8

(1)	The other lending includes activities related to commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to equities and commodities customers, and loans to municipalities.

For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 3. Also see Notes 7 and 11 to the Company’s condensed consolidated financial statements in Item 1 for additional information about the Company’s loans and lending commitments, respectively.

Investment Securities—Available for Sale and Held to Maturity.

During the quarters ended March 15, 2015 and 2014, the Company reported net unrealized gains of $200 million and $74 million, net of tax, respectively, on its AFS securities portfolio. Unrealized gains in the AFS securities portfolio are included in Accumulated other comprehensive income (loss) for all periods presented. The net unrealized gains for the quarters ended March 31, 2015 and 2014 primarily reflected changes in interest rates. The securities in the Company’s AFS securities portfolio with an unrealized loss were not other-than-temporarily impaired for the quarters ended March 31, 2015 and 2014. During the quarter ended March 31, 2015, the unrealized losses (gains) on the Company’s HTM securities were not material. The Company held $1.6 billion in HTM securities at March 31, 2015, and expects to grow its HTM Investment securities portfolio.

Real Estate.

The Company acts as the general partner for various real estate funds and also invests in certain of these funds as a limited partner. The Company’s real estate investments at March 31, 2015 and December 31, 2014 are described below. Such amounts exclude investments associated with certain employee deferred compensation and co-investment plans.

At March 31, 2015 and December 31, 2014, the Company’s condensed consolidated statements of financial condition included amounts representing real estate investment assets of consolidated subsidiaries of $277 million and $262 million, respectively, including noncontrolling interests of $253 million and $240 million, respectively, for a net amount of $24 million and $22 million, respectively. This net presentation is a non-GAAP financial measure that the Company considers to be a useful measure for the Company and investors to use in assessing the Company’s net exposure. In addition, the Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to real estate investments of $283 million at March 31, 2015.

In addition to the Company’s real estate investments, the Company engages in various real estate-related activities, including origination of loans secured by commercial and residential properties. The Company also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate. In connection with these activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties are breached. The Company continues to monitor its real estate-related activities in order to manage its exposures and potential liability from these markets and businesses. See “Legal Proceedings” in Part II, Item 1, and Note 11 to the Company’s condensed consolidated financial statements in Part I, Item 1, for further information.

Income Tax Matters.

During the quarter ended March 31, 2015, the Company recognized in Provision for (benefit from) income taxes a net discrete tax benefit of $564 million attributable to its Institutional Securities business segment. This net discrete tax benefit was primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the Company’s legal entity organization in the U.K.

The income of certain foreign subsidiaries earned outside of the U.S. has previously been excluded from taxation in the U.S. as a result of a provision of U.S. tax law that defers the tax charge on certain active financial services income until such income is repatriated to the U.S. as a dividend. This provision, as well as other provisions that allow for tax benefits from certain tax credits, expired effective for taxable years beginning on or after January 1, 2015. These provisions have sunset and been subsequently extended by Congress, with retroactive effect, on several occasions, the most recently in 2014. The increase to the effective tax rate as a result of the expiration of the provisions is estimated to be immaterial on a quarterly and annual basis.

New York City Tax Reform.    New York City corporate tax reform (the “tax reform”) was signed into law on April 13, 2015. This tax reform, effective for tax years beginning on or after January 1, 2015, is generally consistent with the New York State tax reform that was signed into law in 2014; it merges the existing bank franchise tax into a substantially amended general corporation franchise tax and adopts a phased-in customer-based single receipts factor for all New York City taxpayers. The tax reform mainly impacts the Company’s banking subsidiaries and the impact on the annual effective tax rate and condensed consolidated statement of income is estimated to be immaterial on a quarterly and annual basis.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the Company’s condensed consolidated financial statements in Item 1). The Company believes that of its significant accounting policies (see Note 2 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K and Note 2 to the Company’s condensed consolidated financial statements in Item 1), the following policies involve a higher degree of judgment and complexity.

Fair Value.

Financial Instruments Measured at Fair Value.    A significant number of the Company’s financial instruments are carried at fair value. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the Company’s condensed consolidated financial statements. These assets and liabilities include, but are not limited to:

•	Trading assets and Trading liabilities;

•	AFS securities;

•	Securities received as collateral and Obligation to return securities received as collateral;

•	Certain Securities purchased under agreements to resell;

•	Certain Deposits;

•	Certain Short-term borrowings, primarily structured notes;

•	Certain Securities sold under agreements to repurchase;

•	Certain Other secured financings; and

•	Certain Long-term borrowings, primarily structured notes.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses quoted prices in active markets, Level 2 uses valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 4 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K and Note 3 to the Company’s condensed financial statements in Item 1.

For a further discussion of valuation adjustments applied by the Company, see Note 2 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K and Note 2 to the Company’s condensed financial statements in Item 1.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.    At March 31, 2015 and December 31, 2014, certain of the Company’s assets and liabilities were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, intangible assets and other assets. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

See Note 3 to the Company’s condensed consolidated financial statements in Item 1 for further information on assets and liabilities that are measured at fair value on a non-recurring basis.

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

See Note 2 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K for additional information regarding the Company’s valuation policies, processes and procedures.

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

See Notes 2, 4 and 9 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K and Note 3 to the Company’s condensed consolidated financial statements in Item 1 for additional information about goodwill and intangible assets.

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

See Note 11 to the Company’s condensed consolidated financial statements in Item 1 for additional information on legal proceedings.

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

See Note 2 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K for additional information on the Company’s significant assumptions, judgments and interpretations associated with the accounting for income taxes and Note 17 to the Company’s condensed consolidated financial statements in Item 1 for additional information on the Company’s tax examinations.

Liquidity and Capital Resources.

The Company’s senior management establishes liquidity and capital policies. Through various risk and control committees, the Company’s senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of the Company’s asset and liability position. The Company’s Treasury Department, Firm Risk Committee, Asset and Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its condensed consolidated statements of financial condition, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board’s Risk Committee.

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

The tables below summarize total assets for the Company’s business segments at March 31, 2015 and December 31, 2014:

	At March 31, 2015
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$19,813	$20,031	$449	$40,293
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	37,977	2,363	—	40,340
Trading assets	254,385	1,248	3,527	259,160
Investment securities(3)	11,182	58,280	—	69,462
Securities received as collateral(2)	22,328	—	—	22,328
Securities purchased under agreements to resell(2)	80,974	10,258	—	91,232
Securities borrowed(2)	149,970	395	—	150,365
Customer and other receivables(2)	35,198	20,967	568	56,733
Loans, net of allowance(4)	28,747	39,956	—	68,703
Other assets(5)	18,359	10,732	1,392	30,483

Total assets(6)	$658,933	$164,230	$5,936	$829,099

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Investment securities include both AFS and HTM securities.
(4)	Amounts include loans held for sale and loans held for investment but exclude loans at fair value, which are included in Trading assets in the Company’s condensed consolidated statements of financial condition (see Note 7 to the Company’s condensed consolidated financial statements in Item 1).
(5)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(6)	Total assets include Global Liquidity Reserve of $195 billion at March 31, 2015.

	At December 31, 2014
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$23,161	$23,363	$460	$46,984
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	37,841	2,766	—	40,607
Trading assets	252,021	1,300	3,480	256,801
Investment securities(3)	11,999	57,317	—	69,316
Securities received as collateral(2)	21,316	—	—	21,316
Securities purchased under agreements to resell(2)	73,299	9,989	—	83,288
Securities borrowed(2)	136,336	372	—	136,708
Customer and other receivables(2)	27,328	21,022	611	48,961
Loans, net of allowance(4)	28,755	37,822	—	66,577
Other assets(5)	18,285	11,196	1,471	30,952

Total assets(6)	$630,341	$165,147	$6,022	$801,510

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Investment securities include both AFS securities and HTM securities.
(4)	Amounts include loans held for sale and loans held for investment but exclude loans at fair value, which are included in Trading assets in the Company’s condensed consolidated statements of financial condition (see Note 7 to the Company’s condensed consolidated financial statements in Item 1).
(5)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.
(6)	Total assets include Global Liquidity Reserve of $193 billion at December 31, 2014.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Company’s Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $829 billion at March 31, 2015 from $802 billion at December 31, 2014. The increase in total assets was primarily due to an increase in Trading assets, primarily due to increases in U.S. government and agency securities, Securities purchased under agreements to resell, Securities borrowed and Customer and other receivables, partially offset by a decrease in Interest bearing deposits with banks.

The Company’s assets and liabilities are primarily related to transactions attributable to sales and trading and securities financing activities. At March 31, 2015, securities financing assets and liabilities were $347 billion and $298 billion, respectively. At December 31, 2014, securities financing assets and liabilities were $320 billion and $295 billion, respectively. Securities financing transactions include Cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, Securities borrowed and loaned transactions, Securities received as collateral and obligations to return securities received, and Customer and other receivables and payables. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 5 to the Company’s condensed consolidated financial statements in Item 1). Securities sold under agreements to repurchase and Securities loaned were $87 billion at March 31, 2015 and averaged $101 billion during the quarter ended March 31, 2015. Securities sold under agreements to repurchase and Securities loaned period-end balances were lower than the average balances during 2015 as there was a reduction in secured financing requirements. Securities purchased under agreements to resell and Securities borrowed were $242 billion at March 31, 2015 and averaged $251 billion during the quarter ended March 31, 2015.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $22 billion at March 31, 2015 and $21 billion at December 31, 2014, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

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

The core components of the Company’s liquidity risk management framework are the CFP, Liquidity Stress Tests and the Global Liquidity Reserve, which support the Company’s target liquidity profile.

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

At March 31, 2015 and December 31, 2014, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

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

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

	At March 31, 2015	At December 31, 2014
	(dollars in billions)
Cash deposits with banks	$11	$12
Cash deposits with central banks	25	30
Unencumbered highly liquid securities:
U.S. government obligations	80	76
U.S. agency and agency mortgage-backed securities	36	32
Non-U.S. sovereign obligations(1)	24	26
Investments in money market funds	—	1
Other investment grade securities	19	16

Global Liquidity Reserve	$195	$193

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

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

Global Liquidity Reserve Managed by Bank and Non-Bank Legal Entities.

The table below summarizes period-end and average balances of the Company’s Global Liquidity Reserve managed by bank and non-bank legal entities:

	At March 31, 2015	At December 31, 2014	Average Balance(1)
			For the Three Months Ended March 31,
			2015	2014
	(dollars in billions)
Bank legal entities:
Domestic	$81	$83	$82	$85
Foreign	5	5	5	5

Total Bank legal entities	86	88	87	90

Non-Bank legal entities:
Domestic(2)	76	70	77	77
Foreign	33	35	32	33

Total Non-Bank legal entities	109	105	109	110

Total	$195	$193	$196	$200

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent managed $55 billion at both March 31, 2015 and December 31, 2014, and averaged $58 billion and $57 billion during quarters ended March 31, 2015 and 2014, respectively.

Basel Liquidity Framework.

The U.S. banking agencies and the Basel Committee have adopted, or are in the process of considering liquidity standards. The Basel Committee has developed two standards intended for use in liquidity risk supervision: the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”).

Liquidity Coverage Ratio.    The LCR is defined as the ratio of high-quality liquid assets to the net cash outflows arising from significant stress over a prospective 30 calendar-day period. In September 2014, U.S. banking regulators issued a final rule to implement the LCR in the U.S. (“U.S. LCR”). The U.S. LCR applies to the Company and its U.S. Subsidiary Banks. The U.S. LCR is more stringent in certain respects than the Basel Committee’s version of the LCR as it includes a generally narrower definition of debt and equity securities that qualify as high-quality liquid assets, different methodologies and assumptions for calculating net cash outflows during the 30-day stress period, a maturity mismatch add-on, and a shorter, two-year phase-in period that ends on December 31, 2016. Additionally, under the U.S. LCR, a banking organization must submit a liquidity compliance plan to its primary federal banking agency if it fails to maintain the minimum U.S. LCR requirement for three consecutive business days. Beginning on January 1, 2015 the Company and its U.S. Subsidiary Banks

are required to maintain a minimum U.S. LCR of 80%. This minimum requirement will increase to 90% beginning on January 1, 2016 and will be fully phased in at 100% beginning on January 1, 2017. The Company and its U.S. Subsidiary Banks must calculate their respective U.S. LCR on a monthly basis during the period between January 1, 2015 and June 30, 2015 and on each business day starting on July 1, 2015. The Company is well in compliance with the minimum required U.S. LCR based on current estimates and interpretation and continues to evaluate its potential impact on the Company’s liquidity and funding requirements.

Net Stable Funding Ratio.    The NSFR is defined as the ratio of the amount of variable stable funding to the amount of required stable funding. The standard’s objective is to reduce funding risk over a one-year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress. In October 2014, the Basel Committee finalized revisions to the original December 2010 version of the NSFR. The U.S. banking agencies are expected to issue a proposal to implement the NSFR in the U.S. The Company continues to evaluate the NSFR and its potential impact on the Company’s current liquidity and funding requirements.

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

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as government-issued or government-guaranteed securities with a high degree of fundability and less liquid assets as those that do not meet this criteria. At March 31, 2015 and December 31, 2014, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains term secured funding liabilities in excess of less liquid inventory, or “spare capacity”, as an additional risk mitigant to replace maturing trades in the event that secured financing markets or the Company’s ability to access them become limited. Finally, in addition to the above risk management framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

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

Unsecured Financing.

The Company views long-term debt and deposits as stable sources of funding. Unencumbered securities and non-security assets are financed with a combination of long-term and short-term debt and deposits. The Company’s unsecured financings include structured borrowings, whose payments and redemption values are based on the performance of certain underlying assets, including equity, credit, foreign exchange, interest rates and commodities. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate and structured borrowings risk profile (see Note 12 to the Company’s condensed consolidated financial statements in Item 1).

Short-Term Borrowings.

The Company’s unsecured Short-term borrowings may consist of bank loans, bank notes, commercial paper and structured notes with maturities of 12 months or less at issuance. At March 31, 2015 and December 31, 2014, the Company had approximately $2,879 million and $2,261 million, respectively, in Short-term borrowings.

Deposits.

Available funding sources to the Company’s bank subsidiaries’ include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in the Company’s U.S. Subsidiary Banks are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics. During the quarter ended March 31, 2015, $4 billion of deposits held by Citi relating to the Company’s customer accounts from its acquisition of the Wealth Management JV (see Note 3 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K) were transferred to the Company’s depository institutions. At March 31, 2015, approximately $4 billion of additional deposits are scheduled to be transferred to the Company’s depository institutions on an agreed-upon basis through June 2015.

Deposits were as follows:

	At March 31, 2015(1)	At December 31, 2014(1)
	(dollars in millions)
Savings and demand deposits	$134,263	$132,159
Time deposits(2)	1,552	1,385

Total(3)	$135,815	$133,544

(1)	Total deposits subject to FDIC insurance at March 31, 2015 and December 31, 2014 were $101 billion and $99 billion, respectively.
(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the Company’s condensed consolidated financial statements in Item 1).
(3)	At March 31, 2015 and December 31, 2014, approximately $130 billion and $128 billion, respectively, were attributed to the Company’s Wealth Management business segment. These total deposits exclude deposits held by Citi relating to the Company’s customer accounts.

Senior Indebtedness.

At March 31, 2015 and December 31, 2014, the aggregate outstanding carrying amount of the Company’s senior indebtedness (including guaranteed obligations of the indebtedness of subsidiaries) was approximately $144 billion and $142 billion, respectively.

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

Long-term borrowings by maturity profile at March 31, 2015 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2015	$14,713	$2,701	$17,414
Due in 2016	18,206	1,587	19,793
Due in 2017	21,603	1,209	22,812
Due in 2018	16,516	853	17,369
Due in 2019	15,771	843	16,614
Thereafter	59,528	2,015	61,543

Total	$146,337	$9,208	$155,545

During the quarter ended March 31, 2015, the Company issued notes with a principal amount of approximately $11.3 billion. In connection with these note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.3 years at March 31, 2015. During the quarter ended March 31, 2015, approximately $5.3 billion in aggregate long-term borrowings matured or were retired. Subsequent to March 31, 2015 and through April 30, 2015, the Company’s long-term borrowings decreased by approximately $0.1 billion. This amount includes the Company’s issuance of $2.0 billion in subordinated debt on April 23, 2015. For a further discussion of the Company’s long-term borrowings see Note 9 to the Company’s condensed consolidated financial statements in Item 1.

Capital Trusts.

On April 27, 2015, the Company announced that Morgan Stanley Capital Trust VI will redeem all of the issued and outstanding $862.5 million aggregate liquidation amount of its 6.60% Capital Securities on May 27, 2015, and that Morgan Stanley Capital Trust VII will redeem all of the issued and outstanding $1,100 million aggregate liquidation amount of its 6.60% Capital Securities on May 12, 2015.

Credit Ratings.

The Company relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of financing generally are impacted by, among other things, the Company’s credit ratings. In addition, the Company’s credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Rating agencies consider company-specific factors; other industry factors such as regulatory or legislative changes; the macroeconomic environment; and perceived levels of government support, among other things.

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

At April 30, 2015, the Parent’s and Morgan Stanley Bank, N.A.’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable	—	—	—
Fitch Ratings, Inc.	F1	A	Stable	F1	A	Stable
Moody’s Investors Service(1)	P-2	Baa2	Under Review	P-2	A3	Under Review
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Ratings Services	A-2	A-	Negative	A-1	A	Stable

(1)	On March 17, 2015, Moody’s Investors Service (“Moody’s”) placed all long-term ratings of the Company and its subsidiaries on review for upgrade.

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

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service and Standard & Poor’s Ratings Services (“S&P”). At March 31, 2015, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios, from the lowest of Moody’s or S&P ratings, based on the relevant contractual downgrade triggers were $1,697 million and an incremental $3,017 million, respectively. At December 31, 2014, the comparative requirements were $1,856 million and an incremental $2,984 million, respectively.

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

In March 2015, the Company received no objection from the Federal Reserve to its 2015 capital plan. The Capital plan included a share repurchase of up to $3.1 billion of the Company’s outstanding common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016. Additionally, the capital plan included an increase in the Company’s quarterly common stock dividend to $0.15 per share from $0.10 per share, beginning with the dividend declared on April 20, 2015. During the quarter ended March 31, 2015 and 2014, the Company repurchased approximately $250 million and $150 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program (see Note 13 to the Company’s condensed consolidated financial statements in Item 1).

The Company has sufficient authorization for the proposed share repurchases pursuant to the capital plan under its existing share repurchase program for capital management purposes. Pursuant to the share repurchase program, the Company considers, among other things, business segment capital needs as well as equity-based compensation and benefit plan requirements. Share repurchases under the Company’s program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see also Unregistered Sales of Equity Securities and Uses of Proceeds” in Part II, Item 2).

The Company’s Board of Directors determines the declaration and payment of dividends on a quarterly basis. On April 20, 2015, the Company announced that its Board of Directors had declared a quarterly dividend per common share of $0.15. The dividend is payable on May 15, 2015 to common shareholders of record on April 30, 2015 (see Note 20 to the Company’s condensed consolidated financial statements in Item 1).

Issuance of Preferred Stock.

Series J Preferred Stock.    On March 19, 2015, the Company issued 1,500,000 Depositary Shares for an aggregate price of $1,500 million. Each Depositary Share represents a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J, $0.01 par value (“Series J Preferred Stock”). The Series J Preferred Stock is redeemable at the Company’s option (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2020 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $1,000 per Depository Share), plus any declared and unpaid dividends to, but excluding, the date fixed for redemption, without accumulation of any undeclared dividends. The Series J Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series J Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $1,493 million.

On March 17, 2015, the Company announced that its Board of Directors declared, a quarterly dividend, for preferred stock shareholders of record on March 31, 2015, that was paid on April 15, 2015 as follows:

Series	Preferred Stock Description	Quarterly Dividend Per Share(1)
A	Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25000)	$250.00

C	10% Non-Cumulative Non-Voting Perpetual Preferred Stock	25.00

E	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.44531)	445.31

F	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.42969)	429.69

G	6.625% Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share and each having a dividend of $0.41406)	414.06

I	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.39844)	398.44

(1)	The Company has outstanding Series H and Series J Preferred Stock, for which a dividend declaration date did not occur during the first quarter of 2015, in accordance with the terms thereof.

Tangible Equity.

The following table sets forth tangible Morgan Stanley shareholders’ equity and tangible common equity at March 31, 2015 and December 31, 2014 and average tangible Morgan Stanley shareholders’ equity and average tangible common equity for the quarters ended March 31, 2015 and 2014:

			Average Balance(1)
	Balance at		For the Three Months Ended March 31,
	March 31, 2015	December 31, 2014	2015	2014
	(dollars in millions)
Common equity	$66,642	$64,880	$65,590	$63,264
Preferred equity	7,520	6,020	6,395	3,220

Morgan Stanley shareholders’ equity	74,162	70,900	71,895	66,484
Junior subordinated debentures issued to capital trusts	4,873	4,868	4,871	4,857
Less: Goodwill and net intangible assets(2)	(9,657)	(9,742)	(9,702)	(9,837)

Tangible Morgan Stanley shareholders’ equity(3)	$69,378	$66,026	$67,154	$61,504

Common equity	$66,642	$64,880	$65,590	$63,264
Less: Goodwill and net intangible assets(2)	(9,657)	(9,742)	(9,702)	(9,837)

Tangible common equity(3)	$56,985	$55,138	$55,888	$53,427

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The deduction for Goodwill and net intangible assets is partially offset by mortgage servicing rights (“MSR”) (net of disallowable MSR) of $5 million and $6 million at March 31, 2015 and December 31, 2014, respectively.
(3)	Tangible Morgan Stanley shareholders’ equity, and tangible common equity, non-GAAP financial measures, equals Morgan Stanley shareholders’ equity or common equity, respectively, less goodwill and net intangible assets as defined above. The Company views tangible Morgan Stanley shareholders’ equity and tangible common equity as a useful measure to the Company and investors to assess capital adequacy.

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

Regulatory Capital.    Under U.S. Basel III, new items (including certain investments in the capital instruments of unconsolidated financial institutions) are deducted from the respective tiers of regulatory capital, and certain existing regulatory deductions and adjustments are modified or are no longer applicable. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018. Unrealized gains and losses on AFS securities are reflected in Common Equity Tier 1 capital, subject to a phase-in schedule. The percentage of the regulatory deductions and adjustments to Common Equity Tier 1 capital that applied to the Company at March 31, 2015 and December 31, 2014 ranged from 20% to 100%, depending on the specific item.

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

Risk-Weighted Assets.    The Company is required to calculate and hold capital against credit, market and operational risk RWAs. RWAs reflect both on- and off-balance sheet risk of the Company. Credit risk RWAs reflect capital charges attributable to the risk of loss arising from a borrower or counterparty failing to meet its financial obligations. Market risk RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. For a further discussion of the Company’s market and credit risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 3. Operational risk RWAs reflect capital charges attributable to the risk of loss resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, theft, legal and compliance risks or damage to physical assets). The Company may incur operational risks across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and control groups (e.g., information technology and trade processing). In addition, given the evolving regulatory and litigation environment across the financial services industry and that operational risk RWAs incorporate the impact of such related matters, operational risk RWAs may increase in future periods.

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

To implement a provision of the Dodd-Frank Act, U.S. Basel III subjects Advanced Approach banking organizations that have been approved by their regulators to exit the parallel run, such as the Company, to a permanent “capital floor.” In 2014, as a result of the capital floor, an Advanced Approach banking organization’s binding risk-based capital ratios were the lower of its ratios computed under the Advanced Approach or U.S. Basel I as supplemented by Basel 2.5. Beginning on January 1, 2015, the Company’s binding risk-based capital ratios are the lower of the capital ratios computed under the Advanced Approach or the Standardized Approach under U.S. Basel III. The U.S. Basel III Standardized Approach modifies certain U.S. Basel I-based methods for calculating RWAs and prescribes new standardized risk weights for certain types of assets and exposures. The capital floor applies to the calculation of the minimum risk-based capital requirements as well as the capital conservation buffer, the countercyclical capital buffer (if deployed by banking regulators), and, if adopted, the proposed global systemically important bank (“G-SIB”) buffer.

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

The basis for the calculation of the Company’s U.S. Basel III capital ratios, on a transitional and fully phased-in basis, are presented below:

		Transition Period		Fully Phased-In(1)
		Second to Fourth Quarter of 2014	2015 to 2017	2018 and onward

Regulatory Capital (Numerator of risk-based capital and leverage ratios)		U.S. Basel III Transitional(2)		U.S. Basel III

RWAs (Denominator of risk-based capital ratios)	Standardized Approach(3)	U.S. Basel I and Basel 2.5	U.S. Basel III Standardized Approach

	Advanced Approach(4)	U.S. Basel III Advanced Approach

Denominator of leverage ratios	Tier 1 Leverage Ratio	Adjusted Average On-Balance Sheet Assets(5)

	Supplementary Leverage Ratio(6)		Adjusted Average On-Balance Sheet Assets(5) and Certain Off-Balance Sheet Exposures

(1)	By the beginning of 2018, U.S. Basel III rules defining capital (numerator of capital ratios) will be fully phased-in, except for the exclusion of non-qualifying trust preferred securities from Tier 2 capital, which will be fully phased-in as of January 1, 2022. In addition, the Company will also be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer, a G-SIB capital surcharge (if adopted) and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer, all of which will be fully phased in by the beginning of 2019. The capital conservation buffer, the G-SIB capital surcharge and, if deployed, the countercyclical buffer apply in addition to each of the Company’s Common Equity Tier 1, Tier 1 and Total capital ratios. The requirements for these additional capital buffers will be phased in beginning in 2016.
(2)	Beginning June 30, 2014, as a result of the Company’s and its U.S. Subsidiary Banks’ completion of the Advanced Approach parallel run, the amount of expected credit loss that exceeds eligible credit reserves must be deducted 20% from Common Equity Tier 1 capital and 80% from Additional Tier 1 capital. Over the next several years, this deduction from Common Equity Tier 1 capital will incrementally increase and the amount deducted from Additional Tier 1 capital will correspondingly decrease, until fully phased in by the beginning of 2018. In addition, under the Advanced Approach framework, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit risk RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under U.S. Basel I as supplemented by Basel 2.5 and under the Standardized Approach, up to 1.25% of credit risk RWAs.
(3)	Beginning in 2015, the Company is required to calculate credit risk RWAs and market risk RWAs under the U.S. Basel III Standardized Approach.
(4)	Public reporting of Advanced Approach capital ratios began during the second quarter of 2014.
(5)	In accordance with U.S. Basel III, adjusted average assets represent the denominator of the Tier 1 leverage ratio and were composed of the Company’s average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain financial equity investments and other adjustments.
(6)	Beginning on January 1, 2015, the Company is required to publicly disclose its supplementary leverage ratio, which will become effective as a capital standard on January 1, 2018.

Regulatory Capital Ratios.    The Company is required to calculate capital ratios under both the Advanced Approach and the Standardized Approach, in both cases subject to transitional provisions. The following table presents the Company’s regulatory capital ratios at March 31, 2015, as well as the minimum required regulatory capital ratios applicable under U.S. Basel III in 2015.

	At March 31, 2015		Minimum Regulatory Capital Ratio(1)
	Actual Capital Ratio
	U.S. Basel III Transitional/ Standardized Approach	U.S. Basel III Transitional/ Advanced Approach
			2015
Common Equity Tier 1 capital ratio	13.1%	13.1%	4.5%
Tier 1 capital ratio	14.8%	14.7%	6.0%
Total capital ratio	17.7%	17.5%	8.0%
Tier 1 leverage ratio(2)	7.8%	7.8%	4.0%

(1)	Percentages represent minimum regulatory capital ratios for calendar year 2015 under U.S. Basel III.
(2)	Tier 1 leverage ratio equals Tier 1 capital (calculated under U.S. Basel III transitional rules) divided by the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain financial equity investments and other adjustments.

Beginning on January 1, 2015, for the Company to remain a financial holding company, its U.S. Subsidiary Banks must qualify as “well-capitalized” under the higher capital requirements of U.S. Basel III by maintaining a total risk-based capital ratio (total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a Common Equity Tier 1 risk-based capital ratio of at least 6.5%, and a Tier 1 leverage ratio (Tier 1 capital to average total consolidated assets minus certain amounts deducted from Tier 1 capital) of at least 5%. The Federal Reserve has not yet revised the “well-capitalized” standard for financial holding companies to reflect the higher capital standards in U.S. Basel III. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of the Company’s risk-based capital ratios and Tier 1 leverage ratio at March 31, 2015 would have exceeded the revised well-capitalized standard. The Federal Reserve may require the Company and its peer financial holding companies to maintain risk and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

At March 31, 2015, the capital ratios calculated under the U.S. Basel III Advanced Approach were lower than those calculated under the U.S. Basel III Standardized Approach, and therefore, are the binding ratios for the Company as a result of the capital floor. At December 31, 2014, the capital ratios calculated under the U.S. Basel III Advanced Approach were lower than those calculated under the Standardized Approach, represented as U.S. Basel I as supplemented by Basel 2.5. The table below presents the Company’s RWAs and regulatory capital ratios under the U.S. Basel III Advanced Approach transitional rules at March 31, 2015 and December 31, 2014.

	At March 31, 2015	At December 31, 2014
	(dollars in millions)
RWAs:
Credit risk	$184,661	$184,645
Market risk	110,772	121,363
Operational risk	143,531	150,000

Total RWAs	$438,964	$456,008

Capital ratios:
Common Equity Tier 1 ratio	13.1%	12.6%
Tier 1 capital ratio	14.7%	14.1%
Total capital ratio	17.5%	16.4%
Tier 1 leverage ratio	7.8%	7.9%
Adjusted average assets(1)	$827,054	$810,524

(1)	In accordance with U.S. Basel III, adjusted average assets represent the denominator of the Tier 1 leverage ratio and were composed of the Company’s average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain financial equity investments and other adjustments.

The following table represents a roll-forward of the Company’s Common Equity Tier 1 capital, Additional Tier 1 capital and Tier 2 capital calculated under the U.S. Basel III Advanced Approach transitional rules from December 31, 2014 to March 31, 2015 (dollars in millions).

Common Equity Tier 1 capital:
Common Equity Tier 1 capital at December 31, 2014	$57,324
Change related to the following items:
Value of shareholders’ common equity	1,762
Net goodwill	(66)
Net intangible assets (other than goodwill and mortgage servicing assets)	(592)
Credit spread premium over risk-free rate for derivative liabilities	(135)
Net deferred tax assets	(728)
After-tax debt valuation adjustment	125
Adjustments related to accumulated other comprehensive income	(219)
Expected credit loss that exceeds eligible credit reserves	10
Other deductions and adjustments	(139)

Common Equity Tier 1 capital at March 31, 2015	$57,342

Additional Tier 1 capital:
Additional Tier 1 capital at December 31, 2014	$6,858
New issuance of qualifying preferred stock	1,500
Change related to the following items:
Trust preferred securities	(1,238)
Nonredeemable noncontrolling interests	(160)
Net deferred tax assets	356
Credit spread premium over risk-free rate for derivative liabilities	200
After-tax debt valuation adjustment	(205)
Expected credit loss that exceeds eligible credit reserves	39
Other adjustments and deductions	54

Additional Tier 1 capital at March 31, 2015	$7,404

Tier 1 capital (Common Equity Tier 1 capital plus Additional Tier 1 capital) at March 31, 2015	$64,746

Tier 2 capital:
Tier 2 capital at December 31, 2014	$10,790
Change related to the following items:
Subordinated debt	204
Trust preferred securities	1,154
Nonredeemable noncontrolling interests	12
Other adjustments and deductions	18

Tier 2 capital at March 31, 2015	$12,178

Total capital at March 31, 2015	$76,924

The following table summarizes the Company’s Common Equity Tier 1 capital, Additional Tier 1 capital and Tier 2 capital calculated under the U.S. Basel III Advanced Approach transitional rules at March 31, 2015 and December 31, 2014:

	At March 31, 2015	At December 31, 2014
	(dollars in millions)
Common Equity Tier 1 capital:
Common stock and surplus	$21,168	$21,503
Retained earnings	46,740	44,625
Accumulated other comprehensive (loss)	(1,266)	(1,248)
Regulatory adjustments and deductions:
Less: Net goodwill	(6,678)	(6,612)
Less: Net intangible assets (other than goodwill and mortgage servicing assets)	(1,224)	(632)
Less: Credit spread premium over risk-free rate for derivative liabilities	(296)	(161)
Less: Net deferred tax assets	(1,308)	(580)
After-tax debt valuation adjustment	283	158
Adjustments related to accumulated other comprehensive income	243	462
Expected credit loss over eligible credit reserves	—	(10)
Other adjustments and deductions	(320)	(181)

Total Common Equity Tier 1 capital	$57,342	$57,324

Additional Tier 1 capital:
Preferred stock	$7,520	$6,020
Trust preferred securities	1,196	2,434
Nonredeemable noncontrolling interests	844	1,004
Regulatory adjustments and deductions:
Less: Net deferred tax assets	(1,962)	(2,318)
Less: Credit spread premium over risk-free rate for derivative liabilities	(444)	(644)
After-tax debt valuation adjustment	425	630
Expected credit loss over eligible credit reserves	—	(39)
Other adjustments and deductions	(175)	(229)

Additional Tier 1 capital	$7,404	$6,858

Total Tier 1 capital	$64,746	$64,182

Tier 2 capital:
Subordinated debt	$8,543	$8,339
Trust preferred securities	3,588	2,434
Other qualifying amounts	39	27
Regulatory adjustments and deductions	8	(10)

Total Tier 2 capital	$12,178	$10,790

Total capital	$76,924	$74,972

The following table represents a roll-forward of the Company’s RWAs calculated under the U.S. Basel III Advanced Approach transitional rules from December 31, 2014 to March 31, 2015. The RWAs for each category in the table reflect both on- and off-balance sheet exposures, where appropriate (dollars in millions).

Credit risk RWAs:
Balance at December 31, 2014	$184,645
Change related to the following items:
Derivatives	(965)
Securities financing transactions	1,216
Other counterparty credit risk	(64)
Securitizations	(576)
Credit valuation adjustment	1,327
Investment securities	972
Loans	(319)
Cash	(278)
Equity investments	103
Other credit risk(1)	(1,400)

Total change in credit risk RWAs	$16

Balance at March 31, 2015	$184,661

Market risk RWAs:
Balance at December 31, 2014	$121,363
Change related to the following items:
Regulatory VaR	(296)
Regulatory stressed VaR	(1,009)
Incremental risk charge	(3,986)
Comprehensive risk measure	(581)
Specific risk:
Non-securitizations	(329)
Securitizations	(4,390)

Total change in market risk RWAs	$(10,591)

Balance at March 31, 2015	$110,772

Operational risk RWAs:
Balance at December 31, 2014	$150,000
Changes during the period(2)	(6,469)

Balance at March 31, 2015	$143,531

VaR—Value-at-Risk.

(1)	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions.
(2)	Amount reflects model recalibration related to residential mortgage litigation expense recorded in the fourth quarter of 2014.

Pro Forma Regulatory Capital Ratios.    The following table presents the Company’s pro forma estimates under the fully phased-in U.S. Basel III Advanced Approach and the fully phased-in U.S. Basel III Standardized Approach at March 31, 2015:

	At March 31, 2015
	Fully Phased-In Basis Pro Forma Estimates
	U.S. Basel III Advanced Approach	U.S. Basel III Standardized Approach
	(dollars in millions)
Common Equity Tier 1 capital	$51,833	$51,833
RWAs	448,003	444,821
Common Equity Tier 1 ratio	11.6%	11.7%

These fully phased-in basis pro forma estimates are based on the Company’s current understanding of U.S. Basel III and other factors, which may be subject to change as the Company receives additional clarification and implementation guidance from the Federal Reserve relating to U.S. Basel III and as the interpretation of the regulation evolves over time. The fully phased-in basis pro forma Common Equity Tier 1 capital, RWAs and Common Equity Tier 1 risked-based capital ratio estimates are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that were not yet effective at March 31, 2015. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. See “Risk Factors” in Part 1, Item 1A of the 2014 Form 10-K for a discussion of risks and uncertainties that may affect the future results of the Company.

As of January 1, 2015, the Company is subject to the following minimum capital ratios under U.S. Basel III: Common Equity Tier 1 capital ratio of 4.5%; Tier 1 capital ratio of 6.0%; Total capital ratio of 8.0%; and Tier 1 leverage ratio of 4.0%. As of January 1, 2018, the Company will be subject to a supplementary leverage ratio requirement of 5.0%, which includes a Tier 1 supplementary leverage capital buffer of greater than 2.0% in addition to the 3.0% minimum supplementary leverage ratio (see “Supplementary Leverage Ratio” herein). In addition, on a fully phased-in basis by 2019, the Company will be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer. The capital conservation buffer and countercyclical capital buffer, if any, apply over each of the Company’s Common Equity Tier 1, Tier 1 and Total risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. In addition, in December 2014, the Federal Reserve issued a proposed rule that would impose a risk-based capital surcharge on U.S. bank holding companies that are identified as G-SIBs. For further information on the G-SIB surcharge, see “Business—Supervision and Regulation—Capital and Liquidity Standards” in Part I, Item 1 of the 2014 Form 10-K.

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

The Company submitted its 2015 annual capital plan to the Federal Reserve in January 2015 and received no objection to the plan (see “Capital Management” herein). In March 2015, the Federal Reserve published summary results of the Dodd-Frank Act and CCAR supervisory stress tests of each large bank holding company, including the Company. As required, the Company disclosed a summary of the results of its company-run stress tests on March 11, 2015.

The final rule also requires Advanced Approach banking organizations that have exited from the parallel run, including the Company, to incorporate the Advanced Approach into their capital planning and company-run stress tests beginning with the January 1, 2016 cycle. In October 2014, the Federal Reserve revised its capital planning and stress testing regulations to, among other things, generally limit a large bank holding company’s ability to make capital distributions (other than scheduled payments on Additional Tier 1 and Tier 2 capital instruments) if the bank holding company’s net capital issuances are less than the amount indicated in its capital plan, and to shift the start and submission dates of the capital plan and stress test cycles beginning with the 2016 cycle.

The Dodd-Frank Act also requires each of the Company’s U.S. Subsidiary Banks to conduct an annual stress test. MSBNA submitted its 2015 annual company-run stress tests to the OCC in January 2015 and MSPBNA submitted its annual company-run stress tests to the OCC in March 2015. MSBNA published a summary of its stress test results on March 11, 2015, and MSPBNA will publish the summary of its stress test results between June 15, 2015 and June 30, 2015. In June 2014, the OCC issued a proposed rule, among other things, to shift the timing of the annual stress testing cycle that applies to the Company’s U.S. Subsidiary Banks beginning with the 2016 cycle.

Supplementary Leverage Ratio.

U.S. Basel III requires the Company and its U.S. Subsidiary Banks to disclose information related to its supplementary leverage ratio beginning on January 1, 2015. The supplementary leverage ratio will become effective as a capital standard on January 1, 2018. Specifically, beginning on January 1, 2018, the Company must maintain a Tier 1 supplementary leverage capital buffer of greater than 2% in addition to the 3% minimum supplementary leverage ratio (for a total of greater than 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. In addition, beginning in 2018, the Company’s U.S. Subsidiary Banks must maintain a supplementary leverage ratio of 6% to be considered “well-capitalized.”

The following table presents the Company’s total consolidated assets and consolidated daily average assets under U.S. GAAP, its total supplementary leverage exposure and its supplementary leverage ratio disclosures on a transitional basis under the U.S. Basel III rules:

At March 31, 2015
(dollars in millions)
Total assets	$829,099
Consolidated daily average assets(1)	$838,727
Adjustment for derivative exposures(2)	267,050
Adjustment for repo-style transactions(2)	20,071
Adjustment for off-balance sheet exposures(2)	63,354
Other adjustments(3)	(11,673)

Supplementary leverage exposure	$1,177,529

Supplementary leverage ratio(4)	5.5%

(1)	Amount is computed as the average daily balance of consolidated assets under U.S. GAAP during the calendar quarter.
(2)	Amount is computed as the arithmetic mean of the month-end balances over the calendar quarter.
(3)	Amount reflects adjustments to Tier 1 capital, including disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain financial equity investments and other adjustments.
(4)	Supplementary leverage ratios calculated using Tier 1 capital and supplementary leverage exposures computed under U.S. Basel III on a transitional basis for the Company’s U.S. Subsidiary Banks were as follows: MSBNA: 7.2%; and MSPBNA: 9.7%.

The supplementary leverage exposure (noted in the above table) represents the Company’s consolidated daily average assets under U.S. GAAP as adjusted, among other items, by: (i) the addition of the potential future exposure for derivative contracts (including derivatives that are centrally cleared for clients), the gross-up of cash collateral netting where certain qualifying criteria are not met, and the effective notional principal amount of sold credit protection offset by certain qualifying purchased credit protection; (ii) the counterparty credit risk associated with repo-style transactions; (iii) the credit equivalent amount of off-balance sheet exposures, which is computed by applying the relevant credit conversion factors; and (iv) certain amounts deducted or adjusted from Tier 1 capital under U.S. Basel III. The supplementary leverage exposure and supplementary leverage ratio are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that have not yet become effective.

The Company estimates its pro forma fully phased-in supplementary leverage ratio to be approximately 5.1% at March 31, 2015. This estimate utilizes a fully phased-in U.S. Basel III Tier 1 capital numerator and a denominator of approximately $1.17 trillion. The Company’s estimates are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what the Company’s supplementary leverage ratios or earnings, assets or exposures will actually be at future dates. See “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K for a discussion of risks and uncertainties that may affect the future results of the Company.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital framework, an internal capital adequacy measure. This framework is a risk-based and leverage use-of-capital measure, which is compared with the Company’s regulatory capital to ensure that the Company maintains an amount of going concern capital after absorbing potential losses from extreme stress events, where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Common Equity Tier 1 capital, aggregate Required Capital and Parent capital for the quarter ended March 31, 2015 were approximately $56.7 billion, $40.3 billion and $16.4 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including U.S. Basel III transitional deductions and adjustments expected to reduce the Company’s capital through 2018. The Company also holds Parent capital for organic growth, acquisitions and other capital needs.

Common Equity Tier 1 capital and common equity attribution to the business segments is based on capital usage calculated by the Required Capital framework as well as each business segment’s relative contribution to the Company’s total Required Capital. Required Capital is assessed at each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The Company will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

The following table presents the Company’s business segments’ and the Parent’s average Common Equity Tier 1 capital and average common equity, which were calculated on a monthly basis:

	Three Months Ended March 31,
	2015		2014
	Average Common Equity Tier 1 Capital	Average Common Equity	Average Common Equity Tier 1 Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$35.1	$37.0	$29.9	$30.8
Wealth Management	3.9	10.3	5.3	11.3
Investment Management	1.3	2.3	1.6	2.6
Parent capital	16.4	16.0	18.6	18.6

Total	$56.7	$65.6	$55.4	$63.3

Resolution and Recovery Planning.

For information on the Company’s resolution and recovery planning, see “Business—Supervision and Regulation—Resolution and Recovery Planning” in Part I, Item 1 of the 2014 Form 10-K.

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities and Investment Management business segments. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7 of the 2014 Form 10-K and Note 6 to the condensed consolidated financial statements in Item 1 for further information.

See Note 11 to the condensed consolidated financial statements in Item 1 for further information on guarantees.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at March 31, 2015 were approximately $155 billion. See Note 11 to the condensed consolidated financial statements in Item 1 for further information on commitments.

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

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Company’s Institutional Securities business segment where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within its Wealth Management business segment. The Company’s Investment Management business segment incurs principally Non-trading market risk primarily from capital investments in real estate funds and investments in private equity vehicles. For a further discussion of the Company’s Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the 2014 Form 10-K.

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

The portfolio of positions used for the Company’s Management VaR differs from that used for regulatory capital requirements (“Regulatory VaR”), as Management VaR contains certain positions that are excluded from Regulatory VaR. Examples include counterparty Credit Valuation Adjustments (“CVA”) and related hedges, as well as loans that are carried at fair value and associated hedges. Additionally, the Company’s Management VaR excludes certain risks contained in its Regulatory VaR, such as hedges to counterparty exposures related to the Company’s own credit spread.

Table 1 below presents the Management VaR for the Company’s Trading portfolio, on a period-end, quarterly average and quarterly high and low basis. The Credit Portfolio is disclosed as a separate category from the Primary Risk Categories, and includes counterparty CVA and related hedges, as well as loans that are carried at fair value and associated hedges.

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for the Quarter Ended March 31, 2015				95%/One-Day VaR for the Quarter Ended December 31, 2014
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$31	$32	$40	$29	$31	$34	$44	$30
Equity price	24	18	40	14	18	18	21	16
Foreign exchange rate	12	11	16	7	10	11	16	7
Commodity price	21	17	21	15	15	14	16	12
Less: Diversification benefit(1)(2)	(41)	(34)	N/A	N/A	(30)	(34)	N/A	N/A

Primary Risk Categories	$47	$44	$57	$38	$44	$43	$49	$40

Credit Portfolio	13	16	20	13	15	12	15	10
Less: Diversification benefit(1)(2)	(10)	(13)	N/A	N/A	(14)	(8)	N/A	N/A

Total Management VaR	$50	$47	$59	$42	$45	$47	$54	$43

N/A—Not Applicable

(1)	Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore, the diversification benefit is not an applicable measure.

Distribution of VaR Statistics and Net Revenues for the quarter ended March 31, 2015.

One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare VaR with actual trading revenues. Assuming no intraday trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model would be questioned. The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for the Company, as well as individual business units. For days where losses exceed the VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The distribution of VaR Statistics and Net Revenues is presented in the histograms below for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended March 31, 2015 was $44 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended March 31, 2015, which was in a range between $39 million and $51 million for approximately 94% of the trading days during the quarter.

The histogram below shows the distribution for the quarter ended March 31, 2015 of daily net trading revenues, including profits and losses from positions included in VaR for the Company’s businesses that comprise the Primary Risk Categories. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended March 31, 2015, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 2 days, of which no day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—Including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended March 31, 2015 was $47 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for the quarter ended March 31, 2015, which was in a range between $43 million and $52 million for approximately 95% of trading days during the quarter.

The histogram below shows the distribution for the quarter ended March 31, 2015 of daily net trading revenues, including profits and losses from Primary Risk Categories, Credit Portfolio positions and intraday trading activities, for the Company’s Trading businesses. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended March 31, 2015, the Company experienced net trading losses on 3 days, of which no day was in excess of the 95%/one-day Total Management VaR.

Non-trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis covering substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Credit Spread.

The credit spread risk relating to the Company’s own mark-to-market derivative counterparty exposure is managed separately from VaR. The credit spread risk sensitivity of this exposure corresponds to an increase in value of approximately $7 million and $6 million for each 1 basis point widening in the Company’s credit spread level at March 31, 2015 and December 31, 2014, respectively.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $10 million for each 1 basis point widening in the Company’s credit spread level at both March 31, 2015 and December 31, 2014.

Interest Rate Risk Sensitivity.

The Company’s U.S. Subsidiary Banks measure the interest rate risk of certain assets and liabilities by calculating the hypothetical sensitivity of net interest income to potential changes in the level of interest rates over the next 12 months. Due to the non-trading nature of the assets and liabilities in the Company’s U.S. Subsidiary Banks, net interest income sensitivity is computed and analyzed by management for both upward and downward movements in the yield curve. The Company uses the following interest rate scenarios to quantify the Company’s U.S. Subsidiary Banks’ interest rate risk sensitivity: instantaneous parallel shocks of 100 and 200 basis point increases and a 100 basis point decrease to all points on all yield curves simultaneously.

	+200 Basis Points	+100 Basis Points	-100 Basis Points
	(dollars in millions)
Impact on the Company’s U.S. Subsidiary Banks’ income from continuing operations before income taxes:
March 31, 2015	$35	$94	$(408)
December 31, 2014	256	204	(393)

Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values.

	10% Sensitivity
Investments	At March 31, 2015	At December 31, 2014
	(dollars in millions)
Investments related to Investment Management activities:
Hedge fund investments	$106	$109
Private equity and infrastructure funds	134	136
Real estate funds	146	150
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	148	142
Other Company investments	189	195

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

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to the Company. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the 2014 Form 10-K. Also, see Notes 7 and 11 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s loans and lending commitments, respectively.

Lending Activities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. Loans held for investment and loans held for sale are classified in Loans, and loans held at fair value are classified in Trading assets in the Company’s condensed consolidated statements of financial condition. See Notes 3 and 7 to the Company’s condensed consolidated financial statements in Item 1 for further information.

The following tables present the Company’s loan portfolio by loan type within its Institutional Securities and Wealth Management business segments at March 31, 2015 and December 31, 2014.

	At March 31, 2015
	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total
	(dollars in millions)
Corporate loans	$7,748	$7,613	$5,627	$20,988
Consumer loans	—	—	17,370	17,370
Residential real estate loans	—	—	16,845	16,845
Wholesale real estate loans	—	5,243	—	5,243

Loans held for investment, net of allowance	7,748	12,856	39,842	60,446

Corporate loans	6,607	753	—	7,360
Residential real estate loans	—	40	114	154
Wholesale real estate loans	—	743	—	743

Loans held for sale	6,607	1,536	114	8,257

Corporate loans	489	5,200	—	5,689
Residential real estate loans	—	2,044	—	2,044
Wholesale real estate loans	—	3,661	—	3,661

Loans held at fair value	489	10,905	—	11,394

Total loans(4)	$14,844	$25,297	$39,956	$80,097

(1)	In addition to loans, at March 31, 2015, $68.0 billion of unfunded lending commitments were accounted for as held for investment, $18.8 billion of unfunded lending commitments were accounted for as held for sale and $2.3 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at March 31, 2015, $1.7 billion of unfunded lending commitments were accounted for as held for investment, $0.1 billion of unfunded lending commitments were accounted for as held for sale and $2.2 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at March 31, 2015, $5.1 billion of unfunded lending commitments were accounted for as held for investment.
(4)	Amounts exclude customer margin loans outstanding of $30.5 billion and employee loans outstanding of $4.9 billion at March 31, 2015. See Notes 5 and 7 to the Company’s condensed consolidated financial statements in Item 1 for further information.

	At December 31, 2014
	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total
	(dollars in millions)
Corporate loans	$7,957	$6,161	$5,423	$19,541
Consumer loans	—	—	16,574	16,574
Residential real estate loans	—	—	15,727	15,727
Wholesale real estate loans	—	5,277	—	5,277

Loans held for investment, net of allowance	7,957	11,438	37,724	57,119

Corporate loans	7,801	399	—	8,200
Residential real estate loans	—	16	98	114
Wholesale real estate loans	—	1,144	—	1,144

Loans held for sale	7,801	1,559	98	9,458

Corporate loans	483	6,610	—	7,093
Residential real estate loans	—	1,682	—	1,682
Wholesale real estate loans	—	3,187	—	3,187

Loans held at fair value	483	11,479	—	11,962

Total loans(4)	$16,241	$24,476	$37,822	$78,539

(1)	In addition to loans, at December 31, 2014, $62.9 billion of unfunded lending commitments were accounted for as held for investment, $15.8 billion of unfunded lending commitments were accounted for as held for sale and $3.3 billion of unfunded lending commitments were accounted for at fair value.
(2)	In addition to loans, at December 31, 2014, $2.3 billion of unfunded lending commitments were accounted for as held for investment, $0.8 billion of unfunded lending commitments were accounted for as held for sale and $2.1 billion of unfunded lending commitments were accounted for at fair value.
(3)	In addition to loans, at December 31, 2014, $5.0 billion of unfunded lending commitments were accounted for as held for investment.
(4)	Amounts exclude customer margin loans outstanding of $29.0 billion and employee loans outstanding of $5.1 billion at December 31, 2014. See Notes 5 and 7 to the Company’s condensed consolidated financial statements in Item 1 for further information.

At March 31, 2015 and December 31, 2014, the allowance for loan losses related to funded loans that were accounted for as held for investment was $165 million and $149 million, respectively, and the allowance for loan losses related to unfunded lending commitments that were accounted for as held for investment was $185 million and $149 million, respectively. The aggregate allowance for loan losses for funded and unfunded loans increased over the quarter due primarily to the growth in the portfolios and reflects the high quality of the Company’s lending portfolios resulting from strong credit risk management. See Note 7 to the Company’s condensed consolidated financial statements in Item 1 for further information.

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

The Company may hedge and/or sell its exposures in connection with loans and lending commitments. Additionally, the Company may mitigate credit risk by requiring borrowers to pledge collateral and include financial covenants in lending commitments to such borrowers. In the Company’s condensed consolidated statements of financial condition these loans are carried at either fair value with changes in fair value recorded in earnings; held for investment, which are recorded at amortized cost; or held for sale, which are recorded at lower of cost or fair value.

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

The following tables present the Company’s Institutional Securities Corporate Lending Commitments and Funded Loans at March 31, 2015 and December 31, 2014.

	At March 31, 2015
	Years to Maturity
Credit Rating(1)	Less than 1	1-3	3-5	Over 5	Total(2)(3)
	(dollars in millions)
AAA	$262	$24	$74	$—	$360
AA	3,851	2,747	4,752	—	11,350
A	6,033	4,248	12,042	227	22,550
BBB	4,599	8,499	21,761	1,605	36,464

Investment grade	14,745	15,518	38,629	1,832	70,724
Non-investment grade	1,762	8,335	17,535	5,302	32,934

Total	$16,507	$23,853	$56,164	$7,134	$103,658

	At December 31, 2014
	Years to Maturity
Credit Rating(1)	Less than 1	1-3	3-5	Over 5	Total(2)(3)
	(dollars in millions)
AAA	$275	$74	$37	$—	$386
AA	3,760	2,764	4,580	—	11,104
A	2,135	4,534	12,029	173	18,871
BBB	3,350	9,303	22,424	1,503	36,580

Investment grade	9,520	16,675	39,070	1,676	66,941
Non-investment grade	2,034	7,222	17,755	4,050	31,061

Total	$11,554	$23,897	$56,825	$5,726	$98,002

(1)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(2)	For syndications led by the Company, lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that the Company participates in and does not lead, lending commitments accepted by the borrower but not yet closed include only the amount that the Company expects it will be allocated from the lead syndicate bank.
(3)	Amounts include the fair value adjustment of ($0.3) billion related to the Company’s unfunded lending commitments at both March 31, 2015 and December 31. 2014.

At March 31, 2015 and December 31, 2014, the aggregate amount of investment grade funded loans was $6.3 billion (at both dates) and, the aggregate amount of non-investment grade funded loans was $8.5 billion and $9.9 billion, respectively. In connection with these corporate lending activities (which include both corporate funded and unfunded lending commitments), the Company had hedges (which included “single name,” “sector” and “index” hedges) with a notional amount of $9.2 billion related to the total corporate lending exposure of $103.7 billion at March 31, 2015 and with a notional amount of $12.9 billion related to the total corporate lending exposure of $98.0 billion at December 31, 2014. At March 31, 2015 and December 31, 2014, there were no significant loans and lending commitments held for investment under non-accrual status within Corporate Lending, as no significant loans or lending commitments were past due or had payments that were in doubt.

“Event-Driven” Loans and Lending Commitments at March 31, 2015.

Included in the total corporate lending exposure amounts in the table above at March 31, 2015 were “event-driven” exposures of $21.8 billion composed of funded loans of $4.0 billion and lending commitments of $17.8 billion. Included in the “event-driven” exposure at March 31, 2015 were $13.2 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of these “event-driven” loans and lending commitments at March 31, 2015 were as follows: 38% will mature in less than 1 year, 13% will mature within 1 to 3 years, 23% will mature within 3 to 5 years and 26% will mature in over 5 years.

Industry Exposure—Corporate Lending.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed below.

The following table presents the Company’s Institutional Securities credit exposure from its primary Corporate Lending Commitments and Funded Loans by industry:

Industry	At March 31, 2015	At December 31, 2014
	(dollars in millions)
Energy	$14,521	$14,056
Healthcare	13,464	9,707
Utilities	10,894	11,717
Information technology	10,541	7,572
Industrials	10,508	9,134
Consumer discretionary	9,848	10,214
Funds, exchanges and other financial services(1)	8,394	9,277
Consumer staples	7,274	7,320
Materials	4,787	5,259
Telecommunications services	4,449	4,335
Real Estate	4,274	4,616
Other	4,704	4,795

Total	$103,658	$98,002

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activities described above, the Company’s Institutional Securities business segment engages in other lending activities. These activities include commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to institutional equities clients and loans to municipalities. At March 31, 2015 and December 31, 2014, approximately 99.9% of Institutional Securities other lending activities held for investment were current and approximately 0.1% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The following tables present the Company’s Institutional Securities business segment’s other lending activities by remaining contract maturity:

	At March 31, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Corporate loans	$2,456	$7,030	$1,976	$2,104	$13,566
Residential real estate loans	—	38	—	2,046	2,084
Wholesale real estate loans	492	4,099	2,153	2,903	9,647

Total	$2,948	$11,167	$4,129	$7,053	$25,297

	At December 31, 2014
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Corporate loans	$4,231	$4,826	$1,884	$2,229	$13,170
Residential real estate loans	—	43	—	1,655	1,698
Wholesale real estate loans	100	5,060	2,112	2,336	9,608

Total	$4,331	$9,929	$3,996	$6,220	$24,476

In addition, Institutional Securities other lending activities include margin lending, which allows the client to borrow against the value of qualifying securities. At March 31, 2015 and December 31, 2014, Institutional Securities margin lending of $16.6 billion and $15.3 billion, respectively, were classified within Customer and other receivables in the Company’s condensed consolidated statements of financial condition.

Wealth Management Lending Activities.    The principal Wealth Management lending activities include securities-based lending and residential real estate loans. The following tables present the Company’s Wealth Management business segment lending activities by remaining contract maturity:

	At March 31, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$20,542	$961	$776	$718	$22,997
Residential real estate loans	—	—	—	16,959	16,959

Total	$20,542	$961	$776	$17,677	$39,956

	At December 31, 2014
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$19,408	$1,071	$750	$768	$21,997
Residential real estate loans	—	—	—	15,825	15,825

Total	$19,408	$1,071	$750	$16,593	$37,822

Securities-based lending provided to the Company’s retail clients is primarily conducted through the Company’s PLA platform which had an outstanding funded loan balance of $20.1 billion and $19.1 billion at March 31, 2015 and December 31, 2014, respectively. These loans allow the client to borrow money against the value of qualifying securities for any purpose other than purchasing securities. The Company establishes approved credit lines against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. These credit lines are primarily uncommitted loan facilities, as the Company reserves the right to not make any advances, or may terminate these credit lines at any time. Factors considered in the review of these loans include but are not limited to the loan amount, the degree of leverage and the quality of diversification, price volatility and liquidity of the collateral.

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

During the first quarter of 2015, loans and lending commitments associated with the Company’s Wealth Management business segment lending activities increased by approximately 5%, mainly due to growth in PLA and residential real estate loans. At March 31, 2015 and December 31, 2014, approximately 99.9% of the Company’s Wealth Management business segment lending activities held for investment were current; while approximately 0.1% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Company’s Wealth Management business segment also provides margin lending to retail clients and had an outstanding balance of $13.9 billion and $13.7 billion at March 31, 2015 and December 31, 2014, respectively, which were classified within Customer and other receivables within the Company’s condensed consolidated statements of financial condition.

In addition, the Company’s Wealth Management business segment has employee loans that are granted primarily in conjunction with a program established by the Company to recruit and retain certain employees. These loans, recorded in Customer and other receivables in the Company’s condensed consolidated statements of financial condition, are full recourse, require periodic payments and have repayment terms ranging from 2 to 12 years. The Company establishes an allowance for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense.

Credit Exposure—Derivatives.

The Company incurs credit risk as a dealer in over-the-counter (“OTC”) derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. In connection with its OTC derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral as well as to liquidate collateral and offset receivables and payables covered under the same master netting agreement in the event of counterparty default. The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For credit exposure information on the Company’s OTC derivative products, see Note 10 to the Company’s condensed consolidated financial statements in Item 1.

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

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are composed of banks, broker-dealers, insurance and other financial institutions. Contracts with these counterparties may include provisions related to counterparty rating downgrades, which may result in additional collateral being required by the Company. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Trading revenues in the Company’s condensed consolidated statements of income.

The following tables summarize the key characteristics of the Company’s credit derivative portfolio by counterparty type at March 31, 2015 and December 31, 2014. The fair values shown are before the application of contractual netting or collateral. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 10 to the Company’s condensed consolidated financial statements in Item 1.

	At March 31, 2015
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$21,297	$21,010	$287	$655,204	$621,015
Insurance and other financial institutions	6,648	6,944	(296)	212,542	217,226
Non-financial entities	107	109	(2)	4,822	3,236

Total	$28,052	$28,063	$(11)	$872,568	$841,477

(1)	The Company’s CDS are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 3% of receivable fair values and 7% of payable fair values represent Level 3 amounts (see Note 3 to the Company’s condensed consolidated financial statements in Item 1).

	At December 31, 2014
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$25,452	$25,323	$129	$712,466	$687,155
Insurance and other financial institutions	6,639	6,697	(58)	216,489	217,201
Non-financial entities	91	89	2	5,049	3,706

Total	$32,182	$32,109	$73	$934,004	$908,062

(1)	The Company’s CDS are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 4% of receivable fair values and 7% of payable fair values represent Level 3 amounts (see Note 3 to the condensed consolidated financial statements in Item 1).

Industry Exposure—OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for current exposure arising from the Company’s OTC derivative contracts.

The following table shows the Company’s OTC derivative products at fair value by industry:

Industry	At March 31, 2015	At December 31, 2014
	(dollars in millions)
Utilities	$3,924	$3,797
Banks and securities firms	3,513	3,297
Funds, exchanges and other financial services(1)	2,818	2,321
Industrials	2,589	2,278
Regional governments	1,765	1,603
Healthcare	1,500	1,365
Special purpose vehicles	1,015	1,089
Not-for-profit organizations	979	905
Sovereign governments	776	889
Real Estate	713	761
Consumer staples	616	650
Other	3,967	3,272

Total(2)	$24,175	$22,227

(1)	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 10 to the Company’s condensed consolidated financial statements in Item 1.

Other.

In addition to the activities noted above, there are other credit risks managed by the Company’s Credit Risk Management Department and various business areas within the Company’s Institutional Securities business segment. The Company participates in securitization activities whereby it extends short-term or long-term funding to clients through loans and lending commitments that are secured by the assets of the borrower and generally provide for over-collateralization, including commercial real estate loans, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 6 to the Company’s condensed consolidated financial statements in Item 1 for information about the Company’s securitization activities. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 5 to the Company’s condensed consolidated financial statements in Item 1 for additional information about the Company’s collateralized transactions.

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

The Company conducts periodic stress testing that seek to measure the impact on the Company’s credit and market exposures of shocks stemming from negative economic or political scenarios. The set of stress test scenarios includes, where appropriate, contagion effects to vulnerable regions and countries. This analysis, and results of the stress tests, may result in the amendment of limits or exposure mitigation.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows the Company’s ten largest non-U.S. country risk net exposures at March 31, 2015. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)	Increase/ (Decrease) in Net Exposure from December 31, 2014
	(dollars in millions)
United Kingdom:
Sovereigns	$(238)	$73	$—	$—	$(165)	$(76)	$(241)	$233
Non-sovereigns	1,942	13,368	1,986	7,331	24,627	(1,674)	22,953	1,485

Subtotal	$1,704	$13,441	$1,986	$7,331	$24,462	$(1,750)	$22,712	$1,718

France:
Sovereigns	$719	$—	$—	$—	$719	$—	$719	$2,012
Non-sovereigns	776	3,066	34	2,289	6,165	(1,023)	5,142	62

Subtotal	$1,495	$3,066	$34	$2,289	$6,884	$(1,023)	$5,861	$2,074

Germany:
Sovereigns	$870	$269	$—	$—	$1,139	$(2,042)	$(903)	$(912)
Non-sovereigns	200	4,131	437	3,503	8,271	(1,737)	6,534	691

Subtotal	$1,070	$4,400	$437	$3,503	$9,410	$(3,779)	$5,631	$(221)

China:
Sovereigns	$887	$200	$—	$—	$1,087	$(15)	$1,072	$459
Non-sovereigns	1,586	451	523	313	2,873	(62)	2,811	(112)

Subtotal	$2,473	$651	$523	$313	$3,960	$(77)	$3,883	$347

Brazil:
Sovereigns	$3,263	$—	$—	$—	$3,263	$—	$3,263	$42
Non-sovereigns	(72)	320	915	150	1,313	(695)	618	(27)

Subtotal	$3,191	$320	$915	$150	$4,576	$(695)	$3,881	$15

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)	Increase/ (Decrease) in Net Exposure from December 31, 2014
	(dollars in millions)
Singapore:
Sovereigns	$2,792	$326	$—	$—	$3,118	$—	$3,118	$517
Non-sovereigns	146	404	57	123	730	(43)	687	(179)

Subtotal	$2,938	$730	$57	$123	$3,848	$(43)	$3,805	$338

Canada:
Sovereigns	$262	$62	$—	$—	$324	$—	$324	$415
Non-sovereigns	(373)	1,985	198	1,299	3,109	(42)	3,067	3

Subtotal	$(111)	$2,047	$198	$1,299	$3,433	$(42)	$3,391	$418

Australia:
Sovereigns	$61	$16	$—	$—	$77	$—	$77	$87
Non-sovereigns	699	596	300	934	2,529	(213)	2,316	(441)

Subtotal	$760	$612	$300	$934	$2,606	$(213)	$2,393	$(354)

Netherlands:
Sovereigns	$42	$—	$—	$—	$42	$(23)	$19	$220
Non-sovereigns	427	1,026	99	994	2,546	(209)	2,337	(105)

Subtotal	$469	$1,026	$99	$994	$2,588	$(232)	$2,356	$115

Switzerland:
Sovereigns	$34	$7	$—	$—	$41	$—	$41	$34
Non-sovereigns	(7)	850	226	1,219	2,288	(221)	2,067	4

Subtotal	$27	$857	$226	$1,219	$2,329	$(221)	$2,108	$38

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At March 31, 2015, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for those countries were $(255.6) billion, $252.8 billion and $(2.8) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At March 31, 2015, the benefit of collateral received against counterparty credit exposure was $12.9 billion in the U.K., with 97% of collateral consisting of cash, U.S. and U.K. government obligations, and $15.2 billion in Germany with 98% of collateral consisting of cash and government obligations of Germany, France, Spain and Belgium. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $18.0 billion, with collateral primarily consisting of cash, U.S. and Japanese government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at March 31, 2015, the Company had exposure to these countries for overnight deposits with banks of approximately $6.9 billion.

Item 4.	Controls and Procedures.

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

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31, 2015
	Average Daily Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$89,652	$481	2.2%
Non-U.S.	118,355	$113	0.4
Investment securities:
U.S.	69,824	$201	1.2
Loans:
U.S.	66,686	$469	2.9
Non-U.S.	282	$5	7.2
Interest bearing deposits with banks:
U.S.	21,719	$16	0.3
Non-U.S.	1,131	$6	2.2
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	175,084	$(153)	(0.4)
Non-U.S.	75,596	$49	0.3
Customer receivables and Other(3):
U.S.	65,288	$171	1.1
Non-U.S.	23,211	$126	2.2

Total	$706,828	$1,484	0.9%

Non-interest earning assets	131,899

Total assets	$838,727

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$132,882	$17	0.1%
Non-U.S.	1,397	$1	0.3
Short-term borrowings(4):
U.S.	1,130	$—	—
Non-U.S.	933	$4	1.7
Long-term borrowings(4):
U.S.	147,865	$917	2.5
Non-U.S.	8,493	$9	0.4
Trading liabilities(1):
U.S.	19,403	$—	—
Non-U.S.	59,604	$—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	65,005	$131	0.8
Non-U.S.	36,137	$177	2.0
Customer payables and Other(6):
U.S.	120,351	$(381)	(1.3)
Non-U.S.	57,849	$13	0.1

Total	$651,049	$888	0.6

Non-interest bearing liabilities and equity	187,678

Total liabilities and equity	$838,727

Net interest income and net interest rate spread		$596	0.3%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31, 2014
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$109,299	$406	1.5%
Non-U.S.	116,111	108	0.4
Investment securities:
U.S.	55,431	138	1.0
Loans:
U.S.	43,577	340	3.2
Non-U.S.	383	15	15.9
Interest bearing deposits with banks:
U.S.	44,161	27	0.2
Non-U.S.	6,745	11	0.7
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	168,006	(73)	(0.2)
Non-U.S.	88,317	64	0.3
Customer receivables and Other(3):
U.S.	68,726	159	0.9
Non-U.S.	16,879	148	3.6

Total	$717,635	$1,343	0.8%

Non-interest earning assets	114,621

Total assets	$832,256

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$114,312	$23	0.1%
Non-U.S.	170	—	—
Short-term borrowings(4):
U.S.	755	—	—
Non-U.S.	487	—	—
Long-term borrowings(4):
U.S.	142,747	920	2.6
Non-U.S.	9,464	12	0.5
Trading liabilities(1):
U.S.	23,836	—	—
Non-U.S.	56,132	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	99,858	141	0.6
Non-U.S.	66,079	185	1.1
Customer payables and Other(6):
U.S.	109,887	(294)	(1.1)
Non-U.S.	44,166	48	0.4

Total	$667,893	$1,035	0.6

Non-interest bearing liabilities and equity	164,363

Total liabilities and equity	$832,256

Net interest income and net interest rate spread		$308	0.2%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.
(2)	Includes fees paid on Securities borrowed.
(3)	Includes interest from Customer receivables and Other interest earning assets.
(4)	The Company also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 3).
(5)	Includes fees received on Securities loaned.
(6)	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading Assets:
U.S.	$(73)	$148	$75
Non-U.S.	2	3	5
Investment securities:
U.S.	36	27	63
Loans:
U.S.	180	(51)	129
Non-U.S.	(4)	(6)	(10)
Interest bearing deposits with banks:
U.S.	(14)	3	(11)
Non-U.S.	(9)	4	(5)
Securities purchased under agreements to resell and Securities borrowed:
U.S.	(3)	(77)	(80)
Non-U.S.	(9)	(6)	(15)
Customer receivables and Other:
U.S.	(8)	20	12
Non-U.S.	56	(78)	(22)

Change in interest income	$154	$(13)	$141

Interest bearing liabilities
Deposits:
U.S.	$4	$(10)	$(6)
Non-U.S.	—	1	1
Short-term borrowings:
U.S.	—	—	—
Non-U.S.	—	4	4
Long-term borrowings:
U.S.	33	(36)	(3)
Non-U.S.	(1)	(2)	(3)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(49)	39	(10)
Non-U.S.	(84)	76	(8)
Customer payables and Other:
U.S.	(28)	(59)	(87)
Non-U.S.	15	(50)	(35)

Change in interest expense	$(110)	$(37)	$(147)

Change in net interest income	$264	$24	$288

Part II—Other Information.

Item 1.	Legal Proceedings.

In addition to the matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since December 31, 2014:

On February 23, 2015, the plaintiff in Sealink Funding Limited v. Morgan Stanley, et al. perfected its appeal of the court’s April 18, 2014 decision granting the Company’s motion to dismiss the second amended complaint.

On February 25, 2015, the court in National Credit Union Administration Board v. Morgan Stanley & Co. Incorporated, et al., pending in the United States District Court for the District of Kansas, granted in part and denied in part defendants’ motion to dismiss the amended complaint in part. On March 23, 2015, plaintiff filed a motion seeking reconsideration of the December 27, 2013 order granting defendants’ motion to dismiss in substantial part.

On March 24, 2015, the court in Federal Deposit Insurance Corporation, as Receiver for United Western Bank v. Banc of America Funding Corp., et al., denied defendants’ motion to dismiss in substantial part.

On April 3, 2015, the court in Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC, pending in the United States District Court for the Southern District of New York, granted in part and denied in part defendant’s motion to dismiss the complaint.

On April 23, 2015, the court in Phoenix Light SF Limited et al v. Morgan Stanley et al. granted the Company’s motion to dismiss the amended complaint.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2015.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(January 1, 2015—January 31, 2015)

Share Repurchase Program(A)	830,073	$34.93	830,073	$281
Employee Transactions(B)	15,773,371	$34.94	—	—

Month #2
(February 1, 2015—February 28, 2015)

Share Repurchase Program(A)	3,572,029	$35.59	3,572,029	$154
Employee Transactions(B)	156,011	$34.48	—	—

Month #3
(March 1, 2015—March 31, 2015)

Share Repurchase Program(A)	2,616,770	$35.87	2,616,770	$3,185
Employee Transactions(B)	904,687	$35.80	—	—

Total

Share Repurchase Program(A)	7,018,872	$35.62	7,018,872	$3,185
Employee Transactions(B)	16,834,069	$34.98	—	—

(A)	The Company’s Board of Directors has authorized the repurchase of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In March 2015, the Company received no objection from the Federal Reserve to repurchase up to $3.1 billion of the Company’s outstanding common stock beginning in the second quarter of 2015 through the end of the second quarter of 2016 under the Company’s 2015 capital plan. During the quarter ended March 31, 2015, the Company repurchased approximately $250 million of the Company’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units; and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate and may be suspended at any time.

Item 6.	Exhibits.

An exhibit index has been filed as part of this Report on Page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/s/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer

Date: May 4, 2015

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended March 31, 2015

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date (Exhibit 3 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009), as amended by the Certificate of Elimination of Series B Non-Cumulative Non-Voting Perpetual Convertible Preferred Stock (Exhibit 3.1 Morgan Stanley’s Current Report on Form 8-K dated July 20, 2011), as amended by the Certificate of Merger of Domestic Corporations dated December 29, 2011 (Exhibit 3.3 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2012), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E (Exhibit 2.5 to Morgan Stanley’s Registration Statement on Form 8-A dated September 27, 2013), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non- Cumulative Preferred Stock, Series F (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated December 9, 2013), as amended by the Certificate of Designation of Preferences and Rights of the 6.625% Non-Cumulative Preferred Stock, Series G (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated April 28, 2014), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non- Cumulative Preferred Stock, Series H (Exhibits 3.2 and 4.2 to Morgan Stanley’s Current Report on Form 8-K dated April 29, 2014), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (Exhibit 2.3 to Morgan Stanley’s Registration Statement on Form 8-A dated September 17, 2014), as amended by the Certificate of Designation of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J (Exhibits 3.1 and 4.1 to Morgan Stanley’s Current Report on Form 8-K dated March 18, 2015).

10.1	Agreement between Morgan Stanley and Colm Kelleher, dated January 5, 2015.

10.2	Description of Operating Committee Medical Coverage.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated May 4, 2015, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income—Three Months Ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months Ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Changes in Total Equity—Three Months Ended March 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1