Form 10-Q
period 2015-06-30
MORGAN STANLEY
filed 2015-08-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 1,953,385,490 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2015

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

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Investment banking	$1,614	$1,633	$2,971	$2,941
Trading	2,973	2,516	6,623	5,478
Investments	261	227	527	586
Commissions and fees	1,158	1,138	2,344	2,354
Asset management, distribution and administration fees	2,742	2,621	5,423	5,170
Other	297	206	468	500

Total non-interest revenues	9,045	8,341	18,356	17,029

Interest income	1,386	1,250	2,870	2,593
Interest expense	688	983	1,576	2,018

Net interest	698	267	1,294	575

Net revenues	9,743	8,608	19,650	17,604

Non-interest expenses:
Compensation and benefits	4,405	4,200	8,929	8,506
Occupancy and equipment	351	358	693	719
Brokerage, clearing and exchange fees	487	458	950	901
Information processing and communications	438	411	853	835
Marketing and business development	179	165	329	312
Professional services	598	531	1,084	984
Other	558	553	1,230	1,045

Total non-interest expenses	7,016	6,676	14,068	13,302

Income from continuing operations before income taxes	2,727	1,932	5,582	4,302
Provision for income taxes	894	15	1,281	800

Income from continuing operations	1,833	1,917	4,301	3,502

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(2)	(1)	(10)	(3)
Provision for (benefit from) income taxes	—	(1)	(3)	(2)

Income (loss) from discontinued operations	(2)	—	(7)	(1)

Net income	$1,831	$1,917	$4,294	$3,501
Net income applicable to nonredeemable noncontrolling interests	24	18	93	97

Net income applicable to Morgan Stanley	$1,807	$1,899	$4,201	$3,404
Preferred stock dividends and other	142	79	222	135

Earnings applicable to Morgan Stanley common shareholders	$1,665	$1,820	$3,979	$3,269

Earnings per basic common share:
Income from continuing operations	$0.87	$0.94	$2.07	$1.70
Income (loss) from discontinued operations	—	—	—	—

Earnings per basic common share	$0.87	$0.94	$2.07	$1.70

Earnings per diluted common share:
Income from continuing operations	$0.85	$0.92	$2.03	$1.66
Income (loss) from discontinued operations	—	—	—	—

Earnings per diluted common share	$0.85	$0.92	$2.03	$1.66

Dividends declared per common share	$0.15	$0.10	$0.25	$0.15
Average common shares outstanding:
Basic	1,919,087,127	1,928,250,328	1,921,604,663	1,926,260,244

Diluted	1,960,355,702	1,969,698,239	1,961,676,071	1,969,675,518

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,831	$1,917	$4,294	$3,501
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$34	$86	$(188)	$152
Amortization of cash flow hedges(2)	—	1	1	2
Change in net unrealized gains (losses) on available for sale securities(3)	(228)	162	(28)	236
Pension, postretirement and other related adjustments(4)	(3)	4	(2)	6

Total other comprehensive income (loss)	$(197)	$253	$(217)	$396

Comprehensive income	$1,634	$2,170	$4,077	$3,897
Net income applicable to nonredeemable noncontrolling interests	24	18	93	97
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	(16)	18	(18)	36

Comprehensive income applicable to Morgan Stanley	$1,626	$2,134	$4,002	$3,764

(1)	Amounts include provision for (benefit from) income taxes of $(54) million and $(56) million for the quarters ended June 30, 2015 and 2014, respectively, and $120 million and $(112) million for the six months ended June 30, 2015 and 2014, respectively.
(2)	Amounts include provision for income taxes of $1 million for the quarter ended June 30, 2015 and $1 million and $1 million for the six months ended June 30, 2015 and 2014, respectively.
(3)	Amounts include provision for (benefit from) income taxes of $(137) million and $112 million for the quarters ended June 30, 2015 and 2014, respectively, and $(16) million and $162 million for the six months ended June 30, 2015 and 2014, respectively.
(4)	Amounts include provision for (benefit from) income taxes of $(1) million and $1 million for the quarters ended June 30, 2015 and 2014, respectively, and $(1) million and $2 million for the six months ended June 30, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and due from banks ($10 and $45 at June 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	$19,145	$21,381
Interest bearing deposits with banks	27,214	25,603
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements ($165 and $149 at June 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	33,652	40,607
Trading assets, at fair value ($127,737 and $127,342 were pledged to various parties at June 30, 2015 and December 31, 2014, respectively) ($625 and $966 at June 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	250,279	256,801
Investment securities (includes $63,709 and $69,216 at fair value at June 30, 2015 and December 31, 2014, respectively)	66,132	69,316
Securities received as collateral, at fair value	15,492	21,316
Securities purchased under agreements to resell (includes $810 and $1,113 at fair value at June 30, 2015 and December 31, 2014, respectively)	106,760	83,288
Securities borrowed	143,969	136,708
Customer and other receivables	57,115	48,961
Loans:
Held for investment (net of allowances of $169 and $149 at June 30, 2015 and December 31, 2014, respectively)	66,424	57,119
Held for sale	9,469	9,458
Other investments ($387 and $467 at June 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	4,172	4,355
Premises, equipment and software costs (net of accumulated depreciation of $6,660 and $6,219 at June 30, 2015 and December 31, 2014, respectively) ($187 and $191 at June 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,182	6,108
Goodwill	6,594	6,588
Intangible assets (net of accumulated amortization of $1,969 and $1,824 at June 30, 2015 and December 31, 2014, respectively) (includes $6 at fair value at June 30, 2015 and December 31, 2014, respectively)	3,151	3,159
Other assets ($50 and $59 at June 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	10,005	10,742

Total assets	$825,755	$801,510

Liabilities
Deposits	$139,203	$133,544
Short-term borrowings (includes $2,825 and $1,765 at fair value at June 30, 2015 and December 31, 2014, respectively)	3,122	2,261
Trading liabilities, at fair value (includes $0 and $1 at June 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	125,152	107,381
Obligation to return securities received as collateral, at fair value	23,250	25,685
Securities sold under agreements to repurchase (includes $594 and $612 at fair value at June 30, 2015 and December 31, 2014, respectively)	65,619	69,949
Securities loaned	23,151	25,219
Other secured financings (includes $4,074 and $4,504 at fair value at June 30, 2015 and December 31, 2014, respectively) ($299 and $348 at June 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	11,688	12,085
Customer and other payables	181,494	181,069
Other liabilities and accrued expenses ($3 and $72 at June 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	18,920	19,441
Long-term borrowings (includes $32,994 and $31,774 at fair value at June 30, 2015 and December 31, 2014, respectively)	158,089	152,772

Total liabilities	749,688	729,406

Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 13)	7,520	6,020
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at June 30, 2015 and December 31, 2014;
Shares issued: 2,038,893,979 at June 30, 2015 and December 31, 2014;
Shares outstanding: 1,955,655,320 and 1,950,980,142 at June 30, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	23,655	24,249
Retained earnings	48,106	44,625
Employee stock trusts	2,441	2,127
Accumulated other comprehensive loss	(1,447)	(1,248)
Common stock held in treasury, at cost, $0.01 par value:
Shares outstanding: 83,238,659 and 87,913,837 at June 30, 2015 and December 31, 2014, respectively	(2,816)	(2,766)
Common stock issued to employee stock trusts	(2,441)	(2,127)

Total Morgan Stanley shareholders’ equity	75,038	70,900
Nonredeemable noncontrolling interests	1,029	1,204

Total equity	76,067	72,104

Total liabilities and equity	$825,755	$801,510

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Six Months Ended June 30, 2015 and 2014

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2014	$6,020	$20	$24,249	$44,625	$2,127	$(1,248)	$(2,766)	$(2,127)	$1,204	$72,104
Net income applicable to Morgan Stanley	—	—	—	4,201	—	—	—	—	—	4,201
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	93	93
Dividends	—	—	—	(720)	—	—	—	—	—	(720)
Shares issued under employee plans and related tax effects	—	—	(577)	—	314	—	1,423	(314)	—	846
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,473)	—	—	(1,473)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(199)	—	—	(18)	(217)
Issuance of preferred stock	1,500	—	(7)	—	—	—	—	—	—	1,493
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(191)	(191)
Other net decreases	—	—	(10)	—	—	—	—	—	(59)	(69)

BALANCE AT JUNE 30, 2015	$7,520	$20	$23,655	$48,106	$2,441	$(1,447)	$(2,816)	$(2,441)	$1,029	$76,067

BALANCE AT DECEMBER 31, 2013	$3,220	$20	$24,570	$42,172	$1,718	$(1,093)	$(2,968)	$(1,718)	$3,109	$69,030
Net income applicable to Morgan Stanley	—	—	—	3,404	—	—	—	—	—	3,404
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	97	97
Dividends	—	—	—	(431)	—	—	—	—	—	(431)
Shares issued under employee plans and related tax effects	—	—	(950)	—	429	—	1,627	(429)	—	677
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(964)	—	—	(964)
Net change in Accumulated other comprehensive income	—	—	—	—	—	360	—	—	36	396
Issuance of preferred stock	1,800	—	(12)	—	—	—	—	—	—	1,788
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(1,606)	(1,606)
Other net decreases	—	—	—	—	—	—	—	—	(190)	(190)

BALANCE AT JUNE 30, 2014	$5,020	$20	$23,608	$45,145	$2,147	$(733)	$(2,305)	$(2,147)	$1,446	$72,201

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,294	$3,501
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from equity method investments	(83)	(76)
Compensation payable in common stock and options	611	629
Depreciation and amortization	654	612
Net gain on sale of available for sale securities	(55)	(16)
Impairment charges	83	77
Provision for credit losses on lending activities	38	15
Other operating activities	37	(131)
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	6,955	(5,510)
Trading assets, net of Trading liabilities	25,115	26,647
Securities borrowed	(7,261)	(17,759)
Securities loaned	(2,068)	(1,991)
Customer and other receivables and other assets	(7,556)	2,904
Customer and other payables and other liabilities	(1,482)	21,972
Securities purchased under agreements to resell	(23,472)	9,174
Securities sold under agreements to repurchase	(4,263)	(34,221)

Net cash provided by (used for) operating activities	(8,453)	5,827

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software, net	(620)	(413)
Business dispositions, net of cash disposed	—	167
Loans:
Purchases, net of proceeds from sales	(221)	(679)
Originations, net of repayments	(8,861)	(11,119)
Investment securities:
Purchases	(26,832)	(19,329)
Proceeds from sales	26,501	5,499
Proceeds from paydowns and maturities	2,796	2,153
Other investing activities	(97)	(388)

Net cash used for investing activities	(7,334)	(24,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	861	(359)
Nonredeemable noncontrolling interests	(60)	(189)
Other secured financings	(280)	194
Deposits	5,659	5,316
Proceeds from:
Excess tax benefits associated with stock-based awards	176	85
Derivatives financing activities	312	360
Issuance of preferred stock, net of issuance costs	1,493	1,788
Issuance of long-term borrowings	22,909	14,825
Payments for:
Long-term borrowings	(12,963)	(21,342)
Derivatives financing activities	(257)	(170)
Repurchases of common stock and employee tax withholdings	(1,473)	(964)
Cash dividends	(673)	(387)

Net cash provided by (used for) financing activities	15,704	(843)

Effect of exchange rate changes on cash and cash equivalents	(542)	127

Net decrease in cash and cash equivalents	(625)	(18,998)
Cash and cash equivalents, at beginning of period	46,984	59,883

Cash and cash equivalents, at end of period	$46,359	$40,885

Cash and cash equivalents include:
Cash and due from banks	$19,145	$18,863
Interest bearing deposits with banks	27,214	22,022

Cash and cash equivalents, at end of period	$46,359	$40,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $1,027 million and $1,162 million for the six months ended June 30, 2015 and 2014, respectively.

Cash payments for income taxes were $342 million and $374 million for the six months ended June 30, 2015 and 2014, respectively.

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

For a summary of the activities of each of the Company’s business segments, see Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Global Oil Merchanting Business.    As a result of entering into a definitive agreement to sell the global oil merchanting unit of the commodities division to Castleton Commodities International LLC, on May 11, 2015, the Company recognized an impairment charge of $59 million in Other revenues during the quarter and six months ended June 30, 2015, to reduce the carrying amount of the unit to its estimated fair value less costs to sell. The transaction does not meet the criteria for discontinued operations and is not expected to have a material impact on the Company’s financial results. The Company expects to close the transaction during the second half of 2015 (see Note 3).

CanTerm.    On March 27, 2014, the Company completed the sale of Canterm Canadian Terminals Inc. (“CanTerm”), a public storage terminal operator for refined products with two distribution terminals in Canada. As a result of the Company’s level of continuing involvement with CanTerm, the results of CanTerm are reported as a component of continuing operations within the Company’s Institutional Securities business segment for all periods presented. The gain on sale was approximately $45 million and is included in the condensed consolidated statement of income for the six months ended June 30, 2014.

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

The condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the 2014 Form 10-K. The condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

nonredeemable noncontrolling interests in the Company’s condensed consolidated statements of income. The portion of shareholders’ equity of such subsidiaries that is attributable to noncontrolling interests for such subsidiaries is presented as Nonredeemable noncontrolling interests, a component of total equity, in the Company’s condensed consolidated statements of financial condition.

For a discussion of the Company’s VIEs and its significant regulated U.S. and international subsidiaries, see Note 1 to the consolidated financial statements in the 2014 Form 10-K.

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

During the quarter and six months ended June 30, 2015, other than the following, there were no significant updates made to the Company’s significant accounting policies.

Accounting Standards Adopted.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.    In June 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting update requiring repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. This accounting update also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. This guidance became effective for the Company beginning January 1, 2015. In addition, new disclosures are required for sales of financial assets where the Company retains substantially all the exposure throughout the term and for the collateral pledged and remaining maturity of repurchase and securities lending agreements, which were effective January 1, 2015, and April 1, 2015, respectively. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. For further information on the adoption of this guidance, see Notes 5 and 6.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).    In May 2015, the FASB issued an accounting update that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured at net asset value (“NAV”) per share, or its equivalent using the practical expedient. The Company adopted this guidance retrospectively during the second quarter of 2015, as early adoption is permitted. For further information on the adoption of this guidance, see Note 3.

Condensed Consolidated Statements of Cash Flows.

In the second quarter of 2015, the Company deconsolidated approximately $191 million in net assets previously attributable to nonredeemable noncontrolling interests that were related to a real estate fund sponsored by the Company. The deconsolidation resulted in a non-cash reduction of assets of $169 million. In the second quarter of 2014, the Company deconsolidated approximately $1.6 billion in net assets previously attributable to nonredeemable noncontrolling interests related to certain legal entities associated with another real estate fund sponsored by the Company. The deconsolidation resulted in a non-cash reduction of assets of $1.3 billion.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

3.	Fair Value Disclosures.

Fair Value Measurements.

For a description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 4 to the consolidated financial statements in the 2014 Form 10-K.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2015
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$16,664	$—	$—	$—	$16,664
U.S. agency securities	1,331	16,793	3	—	18,127

Total U.S. government and agency securities	17,995	16,793	3	—	34,791
Other sovereign government obligations	17,317	9,023	12	—	26,352
Corporate and other debt:
State and municipal securities	—	1,987	7	—	1,994
Residential mortgage-backed securities	—	2,118	378	—	2,496
Commercial mortgage-backed securities	—	1,319	84	—	1,403
Asset-backed securities	—	839	19	—	858
Corporate bonds	—	14,321	479	—	14,800
Collateralized debt and loan obligations	—	362	660	—	1,022
Loans and lending commitments	—	6,595	5,512	—	12,107
Other debt	—	2,168	564	—	2,732

Total corporate and other debt	—	29,709	7,703	—	37,412
Corporate equities(1)	109,680	1,045	486	—	111,211
Derivative and other contracts:
Interest rate contracts	827	352,457	2,211	—	355,495
Credit contracts	—	24,053	886	—	24,939
Foreign exchange contracts	60	63,005	492	—	63,557
Equity contracts	633	47,745	1,121	—	49,499
Commodity contracts	3,380	11,427	3,145	—	17,952
Other	—	145	—	—	145
Netting(2)	(4,515)	(416,622)	(4,211)	(53,700)	(479,048)

Total derivative and other contracts	385	82,210	3,644	(53,700)	32,539
Investments:
Investments measured at NAV(3)					4,534
Principal investments	57	25	581	—	663
Other	193	222	300	—	715

Total investments	250	247	881	—	5,912
Physical commodities	—	2,062	—	—	2,062

Total trading assets	145,627	141,089	12,729	(53,700)	250,279
AFS securities	28,478	35,231	—	—	63,709
Securities received as collateral	15,480	9	3	—	15,492
Securities purchased under agreements to resell	—	810	—	—	810
Intangible assets(4)	—	—	6	—	6

Total assets measured at fair value	$189,585	$177,139	$12,738	$(53,700)	$330,296

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at June 30, 2015
	(dollars in millions)
Liabilities at Fair Value
Short-term borrowings	$—	$2,825	$—	$—	$2,825
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	15,679	—	—	—	15,679
U.S. agency securities	1,111	179	—	—	1,290

Total U.S. government and agency securities	16,790	179	—	—	16,969
Other sovereign government obligations	18,040	2,353	—	—	20,393
Corporate and other debt:
State and municipal securities	—	2	—	—	2
Corporate bonds	—	5,906	15	—	5,921
Unfunded lending commitments	—	6	—	—	6
Other debt	—	4	4	—	8

Total corporate and other debt	—	5,918	19	—	5,937
Corporate equities(1)	42,192	1,577	112	—	43,881
Derivative and other contracts:
Interest rate contracts	766	330,343	2,447	—	333,556
Credit contracts	—	23,178	1,875	—	25,053
Foreign exchange contracts	12	66,247	46	—	66,305
Equity contracts	490	54,568	3,223	—	58,281
Commodity contracts	3,811	11,448	1,940	—	17,199
Other	—	169	—	—	169
Netting(2)	(4,515)	(416,622)	(4,211)	(37,243)	(462,591)

Total derivative and other contracts	564	69,331	5,320	(37,243)	37,972
Total trading liabilities	77,586	79,358	5,451	(37,243)	125,152
Obligation to return securities received as collateral	23,237	10	3	—	23,250
Securities sold under agreements to repurchase	—	440	154	—	594
Other secured financings	—	3,906	168	—	4,074
Long-term borrowings	—	30,773	2,221	—	32,994

Total liabilities measured at fair value	$100,823	$117,312	$7,997	$(37,243)	$188,889

AFS—available for sale

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(3)	Certain investments that are measured at fair value using the NAV per share, or its equivalent, are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Fair Value of Investments that are Measured at Net Asset Value” herein.
(4)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2014
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$16,961	$—	$—	$—	$16,961
U.S. agency securities	850	18,193	—	—	19,043

Total U.S. government and agency securities	17,811	18,193	—	—	36,004
Other sovereign government obligations	15,149	7,888	41	—	23,078
Corporate and other debt:
State and municipal securities	—	2,049	—	—	2,049
Residential mortgage-backed securities	—	1,991	175	—	2,166
Commercial mortgage-backed securities	—	1,484	96	—	1,580
Asset-backed securities	—	583	76	—	659
Corporate bonds	—	15,800	386	—	16,186
Collateralized debt and loan obligations	—	741	1,152	—	1,893
Loans and lending commitments	—	6,088	5,874	—	11,962
Other debt	—	2,167	285	—	2,452

Total corporate and other debt	—	30,903	8,044	—	38,947
Corporate equities(1)	112,490	1,357	272	—	114,119
Derivative and other contracts:
Interest rate contracts	663	495,026	2,484	—	498,173
Credit contracts	—	30,813	1,369	—	32,182
Foreign exchange contracts	83	72,769	249	—	73,101
Equity contracts(2)	571	45,967	1,586	—	48,124
Commodity contracts	4,105	18,042	2,268	—	24,415
Other	—	376	—	—	376
Netting(3)	(4,910)	(564,127)	(4,220)	(66,720)	(639,977)

Total derivative and other contracts	512	98,866	3,736	(66,720)	36,394
Investments:
Investments measured at NAV(4)					5,009
Principal investments	58	3	835	—	896
Other	225	198	323	—	746

Total investments	283	201	1,158	—	6,651
Physical commodities	—	1,608	—	—	1,608

Total trading assets	146,245	159,016	13,251	(66,720)	256,801
AFS securities	37,200	32,016	—	—	69,216
Securities received as collateral	21,265	51	—	—	21,316
Securities purchased under agreements to resell	—	1,113	—	—	1,113
Intangible assets(5)	—	—	6	—	6

Total assets measured at fair value	$204,710	$192,196	$13,257	$(66,720)	$348,452

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2014
	(dollars in millions)
Liabilities at Fair Value
Short-term borrowings	$—	1,765	$—	$—	$1,765
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	14,199	—	—	—	14,199
U.S. agency securities	1,274	85	—	—	1,359

Total U.S. government and agency securities	15,473	85	—	—	15,558
Other sovereign government obligations	11,653	2,109	—	—	13,762
Corporate and other debt:
State and municipal securities	—	1	—	—	1
Corporate bonds	—	5,943	78	—	6,021
Unfunded lending commitments	—	10	5	—	15
Other debt	—	63	38	—	101

Total corporate and other debt	—	6,017	121	—	6,138
Corporate equities(1)	31,340	326	45	—	31,711
Derivative and other contracts:
Interest rate contracts	602	469,319	2,657	—	472,578
Credit contracts	—	29,997	2,112	—	32,109
Foreign exchange contracts	21	72,233	98	—	72,352
Equity contracts(2)	416	51,405	3,751	—	55,572
Commodity contracts	4,817	15,584	1,122	—	21,523
Other	—	172	—	—	172
Netting(3)	(4,910)	(564,127)	(4,220)	(40,837)	(614,094)

Total derivative and other contracts	946	74,583	5,520	(40,837)	40,212
Total trading liabilities	59,412	83,120	5,686	(40,837)	107,381
Obligation to return securities received as collateral	25,629	56	—	—	25,685
Securities sold under agreements to repurchase	—	459	153	—	612
Other secured financings	—	4,355	149	—	4,504
Long-term borrowings	—	29,840	1,934	—	31,774

Total liabilities measured at fair value	$85,041	$119,595	$7,922	$(40,837)	$171,721

(1)	The Company holds or sells short for trading purposes equity securities issued by entities in diverse industries and of varying size.
(2)	Level 3 asset derivative equity contracts increased by $57 million with a corresponding decrease in the balance of Level 2 asset derivative equity contracts, and the balance of Level 3 liability derivative equity contracts increased by $842 million with a corresponding decrease in the balance of Level 2 liability derivative equity contracts to correct the fair value level assigned to these contracts at December 31, 2014. The total amount of asset and liability derivative equity contracts remained unchanged.
(3)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level. For further information on derivative instruments and hedging activities, see Note 10.
(4)	Certain investments that are measured at fair value using the NAV per share, or its equivalent, are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Fair Value of Investments that are Measured at Net Asset Value” herein.
(5)	Amount represents MSRs accounted for at fair value.

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2015 and 2014, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended June 30, 2015

	Beginning Balance at March 31, 2015	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2015(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$—	$—	$—	$(3)	$—	$—	$6	$3	$—
Other sovereign government obligations	11	—	5	(1)	—	—	(3)	12	—
Corporate and other debt:
State and municipal securities	—	1	4	(9)	—	—	11	7	1
Residential mortgage-backed securities	296	2	138	(32)	—	—	(26)	378	2
Commercial mortgage-backed securities	180	(4)	5	(9)	—	—	(88)	84	(5)
Asset-backed securities	67	5	11	(64)	—	—	—	19	1
Corporate bonds	424	(4)	228	(150)	—	(2)	(17)	479	(16)
Collateralized debt and loan obligations	822	68	300	(439)	—	(78)	(13)	660	(10)
Loans and lending commitments	4,789	31	1,615	(351)	—	(491)	(81)	5,512	26
Other debt	486	(1)	130	(51)	—	—	—	564	(1)

Total corporate and other debt	7,064	98	2,431	(1,105)	—	(571)	(214)	7,703	(2)
Corporate equities	230	38	266	(92)	—	—	44	486	26
Net derivative and other contracts(3):
Interest rate contracts	(496)	95	4	—	(13)	14	160	(236)	135
Credit contracts	(984)	(24)	4	—	(24)	23	16	(989)	(29)
Foreign exchange contracts	297	57	—	—	(1)	43	50	446	82
Equity contracts	(2,472)	(23)	39	—	(54)	206	202	(2,102)	(161)
Commodity contracts	1,345	4	2	—	(112)	(34)	—	1,205	(27)

Total net derivative and other contracts	(2,310)	109	49	—	(204)	252	428	(1,676)	—
Investments:
Principal investments	829	(21)	5	(12)	—	(205)	(15)	581	(21)
Other	391	(4)	—	—	—	—	(87)	300	—
Securities received as collateral	33	—	—	(30)	—	—	—	3	—
Intangible assets	5	1	—	—	—	—	—	6	1

Liabilities at Fair Value
Trading liabilities:
Corporate and other debt:
Corporate bonds	$23	$—	$(21)	$15	$—	$—	$(2)	$15	$—
Other debt	23	—	—	10	—	(29)	—	4	—

Total corporate and other debt	46	—	(21)	25	—	(29)	(2)	19	—
Corporate equities	50	240	(49)	2	—	—	349	112	240
Obligation to return securities received as collateral	33	—	(30)	—	—	—	—	3	—
Securities sold under agreements to repurchase	154	—	—	—	—	—	—	154	—
Other secured financings	133	2	—	—	37	—	—	168	2
Long-term borrowings	1,738	51	—	—	549	(88)	73	2,221	51

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $(25) million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2015 related to assets and liabilities still outstanding at June 30, 2015.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2015

	Beginning Balance at December 31, 2014	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2015(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$—	$—	$3	$—	$—	$—	$—	$3	$—
Other sovereign government obligations	41	1	6	(32)	—	—	(4)	12	1
Corporate and other debt:
State and municipal securities	—	1	4	—	—	—	2	7	1
Residential mortgage-backed securities	175	21	163	(51)	—	—	70	378	12
Commercial mortgage-backed securities	96	(6)	16	(22)	—	—	—	84	(9)
Asset-backed securities	76	(4)	11	(29)	—	—	(35)	19	2
Corporate bonds	386	10	213	(126)	—	(1)	(3)	479	9
Collateralized debt and loan obligations	1,152	145	404	(682)	—	(331)	(28)	660	(6)
Loans and lending commitments	5,874	35	2,082	(209)	—	(2,078)	(192)	5,512	30
Other debt	285	(8)	12	—	—	(1)	276	564	6

Total corporate and other debt	8,044	194	2,905	(1,119)	—	(2,411)	90	7,703	45
Corporate equities	272	64	260	(147)	—	—	37	486	49
Net derivative and other contracts(3):
Interest rate contracts	(173)	188	9	—	(20)	124	(364)	(236)	197
Credit contracts	(743)	(276)	17	—	(54)	31	36	(989)	(284)
Foreign exchange contracts	151	121	—	—	(1)	144	31	446	120
Equity contracts(4)	(2,165)	(73)	69	—	(225)	156	136	(2,102)	(160)
Commodity contracts	1,146	299	3	—	(112)	(72)	(59)	1,205	234

Total net derivative and other contracts	(1,784)	259	98	—	(412)	383	(220)	(1,676)	107
Investments:
Principal investments	835	(4)	15	(46)	—	(205)	(14)	581	(26)
Other	323	(16)	2	(6)	—	—	(3)	300	(12)
Securities received as collateral	—	—	3	—	—	—	—	3	—
Intangible assets	6	1	—	—	—	(1)	—	6	1

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Beginning Balance at December 31, 2014	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2015(2)
	(dollars in millions)

Liabilities at Fair Value
Trading liabilities:
Corporate and other debt:
Corporate bonds	$78	$(2)	$(12)	$14	$—	$—	$(67)	$15	$(2)
Unfunded lending commitments	5	5	—	—	—	—	—	—	5
Other debt	38	—	—	6	—	(39)	(1)	4	—

Total corporate and other debt	121	3	(12)	20	—	(39)	(68)	19	3
Corporate equities	45	19	(75)	25	—	—	136	112	20
Obligation to return securities received as collateral	—	—	—	3	—	—	—	3	—
Securities sold under agreements to repurchase	153	(1)	—	—	—	—	—	154	(1)
Other secured financings	149	(6)	—	—	37	(24)	—	168	2
Long-term borrowings	1,934	65	—	—	612	(300)	40	2,221	59

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the Company’s condensed consolidated statements of income except for $(20) million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2015 related to assets and liabilities still outstanding at June 30, 2015.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.
(4)	Net liability Level 3 derivative equity contracts increased by $785 million to correct the fair value level assigned to these contracts at December 31, 2014. The total amount of derivative equity contracts remained unchanged at December 31, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Quarter Ended June 30, 2014

	Beginning Balance at March 31, 2014	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2014(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$8	$—	$7	$(2)	$—	$—	$1	$14	$—
Corporate and other debt:
State and municipal securities	—	—	4	—	—	—	—	4	—
Residential mortgage-backed securities	51	10	1	(7)	—	—	—	55	8
Commercial mortgage-backed securities	80	5	14	(52)	—	—	—	47	(1)
Asset-backed securities	146	—	28	(115)	—	—	6	65	—
Corporate bonds	538	64	100	(223)	—	—	31	510	42
Collateralized debt obligations	1,293	79	497	(534)	—	(27)	24	1,332	32
Loans and lending commitments	4,988	146	1,505	(423)	—	(304)	(83)	5,829	188
Other debt	31	2	8	(17)	—	(2)	—	22	2

Total corporate and other debt	7,127	306	2,157	(1,371)	—	(333)	(22)	7,864	271
Corporate equities	263	16	68	(29)	—	—	(75)	243	11
Net derivative and other contracts(3):
Interest rate contracts	(121)	(64)	1	—	—	77	(2)	(109)	(25)
Credit contracts	(231)	(362)	8	—	(8)	(157)	40	(710)	(357)
Foreign exchange contracts	52	21	3	(1)	—	30	4	109	21
Equity contracts	(1,099)	3	29	(1)	(32)	(102)	105	(1,097)	(25)
Commodity contracts	1,074	(43)	108	—	—	(7)	—	1,132	(55)
Other	(1)	(1)	—	—	—	(1)	—	(3)	(1)

Total net derivative and other contracts	(326)	(446)	149	(2)	(40)	(160)	147	(678)	(442)
Investments:
Principal investments	2,193	(14)	16	(72)	—	(1,234)	(6)	883	65
Other	521	2	2	(10)	—	—	(135)	380	9
Securities received as collateral	3	—	—	—	—	(3)	—	—	—
Intangible assets	7	(1)	—	—	—	—	—	6	(1)
Liabilities at Fair Value
Trading liabilities:
Corporate and other debt:
Corporate bonds	$3	$(1)	$(4)	$13	$—	$—	$1	$14	$—
Unfunded lending commitments	6	(5)	—	1	—	—	—	12	(5)
Other debt	68	11	—	5	—	(20)	—	42	2

Total corporate and other debt	77	5	(4)	19	—	(20)	1	68	(3)
Corporate equities	10	(1)	(21)	17	—	—	(1)	6	—
Obligation to return securities received as collateral	3	—	—	—	—	—	(3)	—	—
Securities sold under agreements to repurchase	154	(1)	—	—	—	—	—	155	(1)
Other secured financings	275	(5)	—	—	17	(178)	16	135	(4)
Long-term borrowings	1,878	(50)	—	—	160	(89)	(220)	1,779	(50)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $(12) million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2014 related to assets and liabilities still outstanding at June 30, 2014.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2014

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2014(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$27	$—	$8	$(21)	$—	$—	$—	$14	$—
Corporate and other debt:
State and municipal securities	—	—	4	—	—	—	—	4	—
Residential mortgage-backed securities	47	13	1	(5)	—	—	(1)	55	9
Commercial mortgage-backed securities	108	13	23	(97)	—	—	—	47	(1)
Asset-backed securities	103	(4)	30	(88)	—	—	24	65	—
Corporate bonds	522	96	169	(304)	—	—	27	510	68
Collateralized debt and loan obligations	1,468	134	658	(886)	—	(72)	30	1,332	52
Loans and lending commitments	5,129	(137)	1,770	(343)	—	(634)	44	5,829	(117)
Other debt	27	2	8	(18)	—	—	3	22	1

Total corporate and other debt	7,404	117	2,663	(1,741)	—	(706)	127	7,864	12
Corporate equities	190	18	79	(38)	—	—	(6)	243	14
Net derivative and other contracts(3):
Interest rate contracts	113	(141)	1	—	—	(46)	(36)	(109)	(130)
Credit contracts	(147)	(576)	45	—	(62)	47	(17)	(710)	(582)
Foreign exchange contracts	68	14	4	(1)	—	38	(14)	109	15
Equity contracts	(831)	(15)	175	(2)	(218)	(280)	74	(1,097)	(58)
Commodity contracts	880	121	164	—	—	(33)	—	1,132	98
Other	(4)	(3)	—	—	—	4	—	(3)	(3)

Total net derivative and other contracts	79	(600)	389	(3)	(280)	(270)	7	(678)	(660)
Investments:
Principal investments	2,160	47	16	(84)	—	(1,234)	(22)	883	128
Other	538	(10)	13	(21)	—	—	(140)	380	(3)
Intangible assets	8	(1)	—	—	—	(1)	—	6	(1)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2014(2)
	(dollars in millions)
Liabilities at Fair Value
Short-term borrowings	$1	$—	$—	$—	$—	$(1)	$—	$—	$—
Trading liabilities:
Corporate and other debt:
Corporate bonds	22	1	(50)	47	—	—	(4)	14	—
Unfunded lending commitments	2	(9)	—	1	—	—	—	12	(9)
Other debt	48	10	—	—	—	3	1	42	1

Total corporate and other debt	72	2	(50)	48	—	3	(3)	68	(8)
Corporate equities	8	(1)	(22)	15	—	—	4	6	(1)
Securities sold under agreements to repurchase	154	(1)	—	—	—	—	—	155	(1)
Other secured financings	278	(9)	—	—	18	(186)	16	135	(5)
Long-term borrowings	1,887	(80)	—	—	359	(233)	(314)	1,779	(81)

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the Company’s condensed consolidated statements of income except for $37 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Amounts represent unrealized gains (losses) for the quarter ended June 30, 2014 related to assets and liabilities still outstanding at June 30, 2014.
(3)	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 10.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements at June 30, 2015 and December 31, 2014.

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

	Balance at June 30, 2015	Valuations Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Assets
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$378	Comparable pricing:
		Comparable bond price / (A)	0 to 82 points	41 points
Commercial mortgage-backed securities	84	Comparable pricing:
		Comparable bond price / (A)	0 to 10 points	1 points
Corporate bonds	479	Comparable pricing:
		Comparable bond price / (A)	3 to 125 points	61 points
Collateralized debt and loan obligations	660	Comparable pricing(3):
		Comparable bond price / (A)	55 to 104 points	82 points
		Correlation model:
		Credit correlation / (B)	42% to 61%	53%
Loans and lending commitments	5,512	Corporate loan model:
		Credit spread / (C)	127 to 706 basis points	464 basis points
		Margin loan model:
		Credit spread / (C)(D)	82 to 513 basis points	157 basis points
		Volatility skew / (C)(D)	18% to 57%	25%
		Discount rate / (C)(D)	2% to 3%	3%
		Option model:
		Volatility skew / (C)	0%	0%
		Comparable pricing(3):
		Comparable loan price / (A)	39 to 104 points	89 points
Other debt	564	Comparable pricing:
		Comparable loan price / (A)	3 to 81 points	64 points
		Comparable pricing:
		Comparable bond price / (A)	11 points	11 points
		Option model:
		At the money volatility / (A)	15% to 54%	16%
		Margin loan model(3):
		Discount rate / (C)	0% to 5%	2%
Corporate equities	486	Net asset value:
		Discount to net asset value / (C)	0% to 71%	36%
		Comparable pricing:
		Comparable price / (A)	7% to 91%	79%
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
		Market approach:
		EBITDA multiple / (A)(D)	8 to 10 times	9 times
		Price / Book ratio / (A)(D)	0 times	0 times

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at June 30, 2015	Valuations Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Net derivative and other contracts(4):
Interest rate contracts	(236)	Option model:
		Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times
		Interest rate—Foreign exchange correlation / (A)(D)	28% to 62%	44% / 43%(5)
		Interest rate volatility skew / (A)(D)	32% to 106%	49% / 52%(5)
		Interest rate quanto correlation / (A)(D)	-14% to 35%	2% / -8%(5)
		Interest rate curve correlation / (C)(D)	12% to 95%	60% / 73%(5)
		Inflation volatility / (A)(D)	61%	61% / 61%(5)
		Interest rate—Inflation correlation / (A)(D)	-40% to -39%	-39% / -39%(5)
Credit contracts	(989)	Comparable pricing:
		Cash synthetic basis / (C)(D)	5 to 12 points	9 points
		Comparable bond price / (C)(D)	0 to 65 points	20 points
		Correlation model(3):
		Credit correlation / (B)	41% to 99%	63%
Foreign exchange contracts(6)	446	Option model:
		Interest rate—Foreign exchange correlation / (A)(D)	28% to 62%	44% / 43%(5)
		Interest rate volatility skew / (A)(D)	32% to 106%	49% / 52%(5)
		Interest rate curve / (A)(D)	0% to 1%	0% / 0%(5)
Equity contracts(6)	(2,102)	Option model:
		At the money volatility / (A)(D)	6% to 54%	31%
		Volatility skew / (A)(D)	-3% to 0%	-1%
		Equity—Equity correlation / (C)(D)	40% to 99%	69%
		Equity—Foreign exchange correlation / (C)(D)	-50% to 10%	-24%
		Equity—Interest rate correlation / (C)(D)	-22% to 71%	19% / 4%(5)
Commodity contracts	1,205	Option model:
		Forward power price / (C)(D)	$6 to $101 per Megawatt hour	$35 per Megawatt hour
		Commodity volatility / (A)(D)	10% to 75%	18%
		Cross commodity correlation / (C)(D)	33% to 100%	93%
Investments:
Principal investments	581	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	12%	12%
		Exit multiple / (A)(D)	10 times	10 times
		Capitalization rate / (C)(D)	5 to 10%	6%
		Equity discount rate / (C)(D)	18% to 35%	21%
		Market approach(3):
		EBITDA multiple / (A)(D)	8 to 15 times	11 times
		Price / Earnings ratio / (A)(D)	30 times	30 times
		Forward capacity price / (A)(D)	$5 to $7	$7
		Comparable pricing:
		Comparable equity price / (A)	100%	100%
Other	300	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	10%	10%
		Exit multiple / (A)(D)	11 times	11 times
		Market approach:
		EBITDA multiple / (A)(D)	8 to 13 times	10 times
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at June 30, 2015	Valuations Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Liabilities
Trading liabilities:
Corporate equities	$112	Comparable pricing:
		Comparable equity price / (A)	55%	55%
Securities sold under agreements to repurchase	154	Discounted cash flow:
		Funding spread / (A)	75 to 98 basis points	89 basis points
Other secured financings	168	Comparable pricing:
		Comparable bond price / (A)	100 points	100 points
		Comparable pricing:
		Comparable bond price / (C)	0 to 15 points	8 points
		Discounted cash flow:
		Discount rate / (C)	16%	16%
		Discounted cash flow(3):
		Funding spread / (A)	88 to 109 basis points	98 basis points
Long-term borrowings	2,221	Option model(3):
		At the money volatility / (C)(D)	20% to 35%	29%
		Volatility skew / (C)(D)	-1% to 0%	-1%
		Equity - Equity correlation / (A)(D)	40% to 90%	66%
		Equity - Foreign exchange correlation / (C)(D)	-70% to 35%	-34%
		Option model:
		Equity alpha / (A)	33% to 85%	73%
		Correlation model:
		Credit correlation / (B)	44% to 60%	45%

	Balance at December 31, 2014	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Assets
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$175	Comparable pricing:
		Comparable bond price / (A)	3 to 90 points	15 points
Commercial mortgage-backed securities	96	Comparable pricing:
		Comparable bond price / (A)	0 to 7 points	1 points
Asset-backed securities	76	Comparable pricing:
		Comparable bond price / (A)	0 to 62 points	23 points
Corporate bonds	386	Comparable pricing:
		Comparable bond price / (A)	1 to 160 points	90 points
Collateralized debt and loan obligations	1,152	Comparable pricing(3):
		Comparable bond price / (A)	20 to 100 points	66 points
		Correlation model:
		Credit correlation / (B)	47% to 65%	56%
Loans and lending commitments	5,874	Corporate loan model:
		Credit spread / (C)	36 to 753 basis points	373 basis points
		Margin loan model:
		Credit spread / (C)(D)	150 to 451 basis points	216 basis points
		Volatility skew / (C)(D)	3% to 37%	21%
		Discount rate / (C)(D)	2% to 3%	3%
		Option model:
		Volatility skew / (C)	-1%	-1%
		Comparable pricing(3):
		Comparable loan price / (A)	15 to 105 points	89 points
Other debt	285	Comparable pricing(3):
		Comparable loan price / (A)	0 to 75 points	39 points
		Comparable pricing:
		Comparable bond price / (A)	15 points	15 points
		Option model:
		At the money volatility / (A)	15% to 54%	15%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at December 31, 2014	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Corporate equities	272	Net asset value:
		Discount to net asset value / (C)	0% to 71%	36%
		Comparable pricing:
		Comparable price / (A)	83% to 96%	85%
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
		Market approach:
		EBITDA multiple / (A)(D)	6 to 9 times	8 times
		Price / Book ratio / (A)(D)	0 times	0 times
Net derivative and other contracts(4):
Interest rate contracts	(173)	Option model:
		Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times
		Interest rate—Foreign exchange correlation / (A)(D)	28% to 62%	44% / 42%(5)
		Interest rate volatility skew / (A)(D)	38% to 104%	86% / 60%(5)
		Interest rate quanto correlation / (A)(D)	-9% to 35%	6% / -6%(5)
		Interest rate curve correlation / (A)(D)	44% to 87%	73% / 80%(5)
		Inflation volatility / (A)(D)	69% to 71%	70% / 71%(5)
		Interest rate—Inflation correlation / (A)(D)	-44% to -40%	-42% / -43%(5)
Credit contracts	(743)	Comparable pricing:
		Cash synthetic basis / (C)(D)	5 to 13 points	9 points
		Comparable bond price / (C)(D)	0 to 55 points	18 points
		Correlation model(3):
		Credit correlation / (B)	42% to 95%	63%
Foreign exchange contracts(6)	151	Option model:
		Interest rate quanto correlation / (A)(D)	-9% to 35%	6% / -6%(5)
		Interest rate—Credit spread correlation / (A)(D)	-54% to -2%	-17% / -11%(5)
		Interest rate curve correlation / (A)(D)	44% to 87%	73% / 80%(5)
		Interest rate—Foreign exchange correlation / (A)(D)	28% to 62%	44% / 42%(5)
		Interest rate curve / (A)(D)	0% to 2%	1% / 1%(5)
Equity contracts(6)(7)	(2,165)	Option model:
		At the money volatility / (A)(D)	14% to 51%	29%
		Volatility skew / (A)(D)	-2% to 0%	-1%
		Equity - Equity correlation / (C)(D)	40% to 99%	72%
		Equity - Foreign exchange correlation / (C)(D)	-50% to 10%	-16%
		Equity - Interest rate correlation / (C)(D)	-18% to 81%	26% / 11%(5)
Commodity contracts	1,146	Option model:
		Forward power price / (C)(D)	$5 to $106 per Megawatt hour	$38 per Megawatt hour
		Commodity volatility / (A)(D)	11% to 90%	19%
		Cross commodity correlation / (C)(D)	33% to 100%	93%
Investments:
Principal investments	835	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	11%	11%
		Exit multiple / (A)(D)	10 times	10 times
		Discounted cash flow:
		Equity discount rate / (C)	25%	25%
		Market approach(3):
		EBITDA multiple / (A)(D)	4 to 14 times	10 times
		Price / Earnings ratio / (A)(D)	23 times	23 times
		Forward capacity price / (A)(D)	$5 to $7	$7
		Comparable pricing:
		Comparable equity price / (A)	64% to 100%	95%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at December 31, 2014	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Other	323	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	10% to 13%	11%
		Exit multiple / (A)(D)	6 to 9 times	9 times
		Market approach:
		EBITDA multiple / (A)(D)	9 to 13 times	10 times
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
Liabilities
Trading liabilities:
Corporate and other debt:
Corporate bonds	$78	Option model:
		Volatility skew / (C)(D)	-1%	-1%
		At the money volatility / (C)(D)	10%	10%
Securities sold under agreements to repurchase	153	Discounted cash flow:
		Funding spread / (A)	75 to 91 basis points	86 basis points
Other secured financings	149	Comparable pricing:
		Comparable bond price / (A)	99 to 101 points	100 points
		Discounted cash flow(3):
		Funding spread / (A)	82 to 98 basis points	95 basis points
Long-term borrowings	1,934	Option model(3):
		At the money volatility / (C)(D)	18% to 32%	27%
		Volatility skew / (A)(D)	-1% to 0%	0%
		Equity - Equity correlation / (A)(D)	40% to 90%	68%
		Equity - Foreign exchange correlation / (C)(D)	-73% to 30%	-32%
		Option model:
		Equity alpha / (A)	0% to 94%	67%
		Correlation model:
		Credit correlation / (B)	48% to 65%	51%

EBITDA—Earnings	before interest, taxes, depreciation and amortization
(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 82 points would be 82% of par. A basis point equals 1/100th of 1%; for example, 706 basis points would equal 7.06%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 5 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for collateralized debt and loan obligations, principal investments, other debt, corporate bonds, long-term borrowings and derivative instruments where some or all inputs are weighted by risk.
(3)	This is the predominant valuation technique for this major asset or liability class.
(4)	Credit Valuation Adjustment (“CVA”) and Funding Valuation Adjustments (“FVA”) are included in the balance, but excluded from the Valuation Technique(s) and Significant Unobservable Input(s) in the table above. CVA is a Level 3 input when the underlying counterparty credit curve is unobservable. FVA is a Level 3 input in its entirety given the lack of observability of funding spreads in the principal market.
(5)	The data structure of the significant unobservable inputs used in valuing interest rate contracts, foreign exchange contracts and certain equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(6)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(7)	Net liability Level 3 derivative equity contracts increased by $785 million to correct the fair value level assigned to these contracts at December 31, 2014. This correction did not result in a change to the Valuation Technique(s), Significant Unobservable Inputs, Ranges or Averages.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

For a description of the Company’s significant unobservable inputs included in the June 30, 2015 and December 31, 2014 tables above for all major categories of assets and liabilities, see Note 4 to the consolidated financial statements in the 2014 Form 10-K.

During the quarter and six months ended June 30, 2015, there were no significant updates made to the Company’s significant unobservable inputs.

Fair Value of Investments that are Measured at Net Asset Value.

The Company’s Investments measured at fair value were $5,912 million and $6,651 million at June 30, 2015 and December 31, 2014, respectively. For a description of the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV, see Note 4 to the consolidated financial statements in the 2014 Form 10-K. The following tables present information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value using the NAV per share, or its equivalent, at June 30, 2015 and December 31, 2014:

	At June 30, 2015		At December 31, 2014
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
	(dollars in millions)
Private equity funds	$2,155	$618	$2,569	$613
Real estate funds	1,683	111	1,753	112
Hedge funds(1):
Long-short equity hedge funds	448	—	433	—
Fixed income/credit-related hedge funds	75	—	76	—
Event-driven hedge funds	39	—	39	—
Multi-strategy hedge funds	134	4	139	3

Total	$4,534	$733	$5,009	$728

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds and multi-strategy hedge funds are redeemable at least on a three-month period basis, primarily with a notice period of 90 days or less. At June 30, 2015, approximately 30% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 48% is redeemable every six months and 22% of these funds have a redemption frequency of greater than six months. At December 31, 2014, approximately 36% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 47% is redeemable every six months and 17% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at June 30, 2015 and December 31, 2014 was primarily greater than six months.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Private Equity Funds and Real Estate Funds.    Investments in these funds generally are not redeemable due to the closed-ended nature of these funds. Instead, distributions from each fund will be received as the underlying investments of the funds are disposed and monetized. The following table presents information about the fair value of the funds estimated to be liquidated over time:

	At June 30, 2015
	Fair Value of the Funds Estimated to be Liquidated
Fund Type	Less than 5 years	5-10 years	Over 10 years	Total
	(dollars in millions)
Private equity funds	$158	$1,200	$797	$2,155
Real estate funds	191	901	591	1,683

Hedge Funds.    Investments in hedge funds may be subject to initial period lock-up restrictions or gates. A hedge fund lock-up provision is a provision that provides that, during a certain initial period, an investor may not make a withdrawal from the fund. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand on any redemption date. The following table presents information about lock-up restrictions and gates by hedge fund type:

	At June 30, 2015
	Hedge Fund Restrictions
Hedge Fund Type	Fair Value	Lock-up Restrictions	Gate Restrictions
	(dollars in millions)
Long-short equity(1)(2)	$448	1%	12%
Fixed income/credit-related(1)	75	13%	N/A
Event-driven(3)	39	N/A	N/A
Multi-strategy(1)(2)	134	35%	25%

N/A—Not Applicable.

(1)	The remaining restriction period subject to lock-up restrictions was primarily over three years at June 30, 2015.
(2)	The restriction period for these investments subject to an exit restriction was indefinite at June 30, 2015.
(3)	There were no restrictions on redemption at June 30, 2015.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following table presents net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and six months ended June 30, 2015 and 2014, respectively:

	Trading Revenues	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended June 30, 2015
Securities purchased under agreements to resell	$(2)	$5	$3
Short-term borrowings(1)	(2)	—	(2)
Securities sold under agreements to repurchase	6	(2)	4
Long-term borrowings(1)	152	(138)	14

Six Months Ended June 30, 2015
Securities purchased under agreements to resell	$(3)	$5	$2
Short-term borrowings(1)	(42)	—	(42)
Securities sold under agreements to repurchase	4	(3)	1
Long-term borrowings(1)	1,089	(270)	819

Three Months Ended June 30, 2014
Securities purchased under agreements to resell	$(1)	$2	$1
Short-term borrowings(2)	(14)	—	(14)
Securities sold under agreements to repurchase	(5)	(1)	(6)
Long-term borrowings(2)	(678)	(174)	(852)

Six Months Ended June 30, 2014
Securities purchased under agreements to resell	$(2)	$4	$2
Short-term borrowings(2)	(37)	—	(37)
Securities sold under agreements to repurchase	(5)	(2)	(7)
Long-term borrowings(2)	(948)	(346)	(1,294)

(1)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for the quarter and six months ended June 30, 2015, $182 million and $307 million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.
(2)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for the quarter and six months ended June 30, 2014, $87 million and $213 million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

At June 30, 2015 and December 31, 2014, a breakdown of the short-term and long-term borrowings measured at fair value on a recurring basis by business unit responsible for risk-managing each borrowing is shown in the table below:

	Short-Term and Long-Term Borrowings
Business Unit	At June 30, 2015	At December 31, 2014
	(dollars in millions)
Equity	$18,684	$17,253
Interest rates	14,002	13,545
Credit and foreign exchange	2,547	2,105
Commodities	586	636

Total	$35,819	$33,539

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), loans and unfunded lending commitments for which the fair value option was elected:

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Short-term and long-term borrowings(1)	$182	$87	$307	$213
Loans and other debt(2)	(6)	126	71	128
Unfunded lending commitments(3)	(1)	13	8	27

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads and changes in other credit factors.
(2)	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) on unfunded lending commitments were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At June 30, 2015	At December 31, 2014
	(dollars in millions)
Short-term and long-term borrowings(1)	$(229)	$(670)
Loans and other debt(2)	14,597	14,990
Loans 90 or more days past due and/or on nonaccrual status(2)(3)	12,559	12,916

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(1)	Short-term and long-term borrowings do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.
(2)	The majority of the difference between principal and fair value amounts for loans and other debt emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(3)	The aggregate fair value of loans that were in nonaccrual status, which includes all loans 90 or more days past due, was $1,562 million and $1,367 million at June 30, 2015 and December 31, 2014, respectively. The aggregate fair value of loans that were 90 or more days past due was $836 million and $643 million at June 30, 2015 and December 31, 2014, respectively.

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

The following tables present, by caption on the Company’s condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and six months ended June 30, 2015 and 2014.

Three Months and Six Months Ended June 30, 2015.

		Fair Value Measurements Using:			Total Gains (Losses) for the Three Months Ended June 30, 2015(2)	Total Gains (Losses) for the Six Months Ended June 30, 2015(2)
	Carrying Value at June 30, 2015(1)	Quoted in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Assets:
Loans(3)	$3,244	$—	$2,458	$786	$47	$8
Other investments(4)	—	—	—	—	—	(2)
Premises, equipment and software costs(5)	—	—	—	—	(2)	(22)

Total assets	$3,244	$—	$2,458	$786	$45	$(16)

Liabilities:
Other liabilities and accrued expenses(3)	$(283)	$—	$(244)	$(39)	(45)	$(48)

Total liabilities	$(283)	$—	$(244)	$(39)	(45)	$(48)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Three Months and Six Months Ended June 30, 2014.

	Carrying Value at June 30, 2014(1)	Fair Value Measurements Using:			Total Gains (Losses) for the Three Months Ended June 30, 2014(2)	Total Gains (Losses) for the Six Months Ended June 30, 2014(2)
		Quoted in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Loans(3)	$2,390	$—	$1,999	$391	$(21)	$(7)
Other investments(4)	47	—	—	47	(3)	(25)
Premises, equipment and software costs(5)	—	—	—	—	(41)	(41)
Intangible assets(4)	—	—	—	—	—	(2)
Other assets(5)	—	—	—	—	—	(9)

Total	$2,437	$—	$1,999	$438	$(65)	$(84)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarter ended June 30, 2015 and 2014. These amounts do not include assets that had fair value adjustments during the six months ended June 30, 2015 and 2014, unless the assets also had a fair value adjustment during the quarter ended June 30, 2015 and 2014.
(2)	Changes in the fair value of Loans and losses related to Other investments are recorded within Other revenues in the Company’s condensed consolidated statements of income. Losses related to Premises, equipment and software costs, Intangible assets and Other assets are recorded within Other expenses if not held for sale and within Other revenues if held for sale. Losses related to Other liabilities and accrued expenses are recorded within Other revenues related to a non-recurring fair value adjustment for certain unfunded lending commitments designated as held for sale.
(3)	Non-recurring changes in the fair value of loans and unfunded lending commitments held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(4)	Losses related to Other investments and Intangible assets were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.
(5)	Losses related to Premises, equipment and software costs and Other assets were determined primarily using a default recovery analysis.

In addition to the table above, as a result of entering into an agreement to sell the global oil merchanting unit of the commodities division, the Company recognized an impairment charge of $59 million in Other revenues in the Company’s condensed consolidated statements of income in the quarter and six months ended June 30, 2015, to reduce the carrying amount of the unit to its estimated fair value less costs to sell.

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

For a further discussion of the Company’s financial instruments not measured at fair value, see Note 4 to the consolidated financial statements in 2014 Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Financial Instruments Not Measured at Fair Value at June 30, 2015 and December 31, 2014

At June 30, 2015

	At June 30, 2015		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$19,145	$19,145	$19,145	$—	$—
Interest bearing deposits with banks	27,214	27,214	27,214	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	33,652	33,652	33,652	—	—
Investment securities—HTM securities	2,423	2,397	703	1,694	—
Securities purchased under agreements to resell	105,950	105,937	—	105,605	332
Securities borrowed	143,969	143,960	—	143,956	4
Customer and other receivables(1)	52,940	52,814	—	48,068	4,746
Loans(2)	75,893	76,654	—	19,628	57,026

Financial Liabilities:
Deposits	$139,203	$139,226	$—	$139,226	$—
Short-term borrowings	297	297	—	297	—
Securities sold under agreements to repurchase	65,025	65,078	—	62,974	2,104
Securities loaned	23,151	23,182	—	23,013	169
Other secured financings	7,614	7,638	—	5,833	1,805
Customer and other payables(1)	178,125	178,125	—	178,125	—
Long-term borrowings	125,095	128,385	—	128,087	298

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At December 31, 2014

	At December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$21,381	$21,381	$21,381	$—	$—
Interest bearing deposits with banks	25,603	25,603	25,603	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	40,607	40,607	40,607	—	—
Investment securities—HTM securities	100	100	100	—	—
Securities purchased under agreements to resell	82,175	82,165	—	81,981	184
Securities borrowed	136,708	136,708	—	136,696	12
Customer and other receivables(1)	45,116	45,028	—	39,945	5,083
Loans(2)	66,577	67,800	—	18,212	49,588

Financial Liabilities:
Deposits	$133,544	$133,572	$—	$133,572	$—
Short-term borrowings	496	496	—	496	—
Securities sold under agreements to repurchase	69,337	69,433	—	63,921	5,512
Securities loaned	25,219	25,244	—	24,740	504
Other secured financings	7,581	7,881	—	5,465	2,416
Customer and other payables(1)	178,373	178,373	—	178,373	—
Long-term borrowings	120,998	124,961	—	124,150	811

HTM—held to maturity

(1)	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Amounts include all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Company’s Institutional Securities business segment, that are not carried at fair value at June 30, 2015 was $1,245 million, of which $1,031 million and $214 million would have been categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would have been $94.1 billion.

The fair value of the Company’s unfunded lending commitments, primarily related to corporate lending in the Company’s Institutional Securities business segment, that are not carried at fair value at December 31, 2014 was $1,178 million, of which $928 million and $250 million would have been categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The carrying value of these commitments, if fully funded, would have been $86.8 billion.

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

	At June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$26,093	$71	$62	$—	$26,102
U.S. agency securities(1)	22,040	72	160	—	21,952

Total U.S. government and agency securities	48,133	143	222	—	48,054
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,102	2	61	—	2,043
Non-agency	2,163	12	10	—	2,165
Auto loan asset-backed securities	2,707	1	2	—	2,706
Corporate bonds	3,798	9	18	—	3,789
Collateralized loan obligations	962	—	12	—	950
FFELP student loan asset-backed securities(2)	3,994	13	16	—	3,991

Total corporate and other debt	15,726	37	119	—	15,644

Total AFS debt securities	63,859	180	341	—	63,698

AFS equity securities	15	—	4	—	11

Total AFS securities	63,874	180	345	—	63,709
HTM securities:
U.S. government securities:
U.S. Treasury securities	702	1	—	—	703
U.S. agency securities(1)	1,721	—	27	—	1,694

Total HTM securities	2,423	1	27	—	2,397

Total Investment securities	$66,297	$181	$372	$—	$66,106

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$35,855	$42	$67	$—	$35,830
U.S. agency securities(1)	18,030	77	72	—	18,035

Total U.S. government and agency securities	53,885	119	139	—	53,865
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,288	1	76	—	2,213
Non-agency	1,820	11	6	—	1,825
Auto loan asset-backed securities	2,433	—	5	—	2,428
Corporate bonds	3,640	10	22	—	3,628
Collateralized loan obligations	1,087	—	20	—	1,067
FFELP student loan asset-backed securities(2)	4,169	18	8	—	4,179

Total corporate and other debt	15,437	40	137	—	15,340

Total AFS debt securities	69,322	159	276	—	69,205

AFS equity securities	15	—	4	—	11

Total AFS securities	69,337	159	280	—	69,216
HTM securities:
U.S. government securities:
U.S. Treasury securities	100	—	—	—	100

Total HTM securities	100	—	—	—	100

Total Investment securities	$69,437	$159	$280	$—	$69,316

(1)	U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
(2)	FFELP—Federal Family Education Loan Program. Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The tables below present the fair value of Investment securities that are in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
At June 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$10,668	$62	$—	$—	$10,668	$62
U.S. agency securities	9,517	110	1,989	50	11,506	160

Total U.S. government and agency securities	20,185	172	1,989	50	22,174	222
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	42	—	1,437	61	1,479	61
Non-agency	867	9	253	1	1,120	10
Auto loan asset-backed securities	1,237	2	162	—	1,399	2
Corporate bonds	1,624	12	481	6	2,105	18
Collateralized loan obligations	—	—	951	12	951	12
FFELP student loan asset-backed securities	2,290	12	468	4	2,758	16

Total corporate and other debt	6,060	35	3,752	84	9,812	119

Total AFS debt securities	26,245	207	5,741	134	31,986	341

AFS equity securities	11	4	—	—	11	4

Total AFS securities	26,256	211	5,741	134	31,997	345

HTM securities:
U.S. government and agency securities:
U.S. agency securities	1,694	27	—	—	1,694	27

Total HTM securities	1,694	27	—	—	1,694	27

Total Investment securities	$27,950	$238	$5,741	$134	$33,691	$372

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$11,410	$14	$5,924	$53	$17,334	$67
U.S. agency securities	2,739	6	4,133	66	6,872	72

Total U.S. government and agency securities	14,149	20	10,057	119	24,206	139
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	42	—	1,822	76	1,864	76
Non-agency	706	3	346	3	1,052	6
Auto loan asset-backed securities	2,034	5	—	—	2,034	5
Corporate bonds	905	6	1,299	16	2,204	22
Collateralized loan obligations	—	—	1,067	20	1,067	20
FFELP student loan asset-backed securities	1,523	6	393	2	1,916	8

Total corporate and other debt	5,210	20	4,927	117	10,137	137

Total AFS debt securities	19,359	40	14,984	236	34,343	276

AFS equity securities	11	4	—	—	11	4

Total Investment securities	$19,370	$44	$14,984	$236	$34,354	$280

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

As discussed in Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K, AFS and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Company’s ongoing assessment of temporary versus other-than-temporarily impaired at the individual security level. The net unrealized losses on AFS debt securities reported in the table above are primarily due to higher interest rates since those securities were purchased. The risk of credit loss on securities in an unrealized loss position is considered minimal because all of the Company’s agency securities as well as the Company’s asset-backed securities, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”) are highly rated and because the Company’s corporate bonds are all investment grade. The Company does not intend to sell and is not likely to be required to sell its AFS debt securities prior to recovery of its amortized cost basis. The Company does not expect to experience a credit loss on its AFS debt securities or HTM securities based on consideration of the relevant information (as discussed in Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K), including for U.S. government and agency securities, the existence of an explicit and implicit guarantee provided by the U.S. government. The Company believes that its AFS debt securities in an unrealized loss position were not other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

For AFS equity securities in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the cost basis and the Company believes that these securities were not other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents the amortized cost, fair value and annualized average yield of Investment securities by contractual maturity dates at June 30, 2015:

At June 30, 2015	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities:
After 1 year through 5 years	$24,714	$24,736	1.1%
After 5 years through 10 years	1,379	1,366	1.6%

Total	26,093	26,102

U.S. agency securities:
After 1 year through 5 years	2,108	2,113	0.7%
After 5 years through 10 years	1,967	1,968	1.5%
After 10 years	17,965	17,871	1.8%

Total	22,040	21,952

Total U.S. government and agency securities	48,133	48,054	1.4%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
Due within 1 year	19	20	0.5%
After 1 year through 5 years	720	721	0.9%
After 5 years through 10 years	222	220	1.5%
After 10 years	1,141	1,082	1.5%

Total	2,102	2,043

Non-agency:
After 10 years	2,163	2,165	1.8%

Total	2,163	2,165

Auto loan asset-backed securities:
Due within 1 year	21	21	0.8%
After 1 year through 5 years	2,381	2,381	1.0%
After 5 years through 10 years	305	304	1.4%

Total	2,707	2,706

Corporate bonds:
Due within 1 year	301	302	0.9%
After 1 year through 5 years	2,777	2,772	1.5%
After 5 years through 10 years	720	715	2.6%

Total	3,798	3,789

Collateralized loan obligations:
After 5 years through 10 years	962	950	1.4%

Total	962	950

FFELP student loan asset-backed securities:
After 1 year through 5 years	109	109	0.7%
After 5 years through 10 years	779	779	0.9%
After 10 years	3,106	3,103	0.9%

Total	3,994	3,991

Total corporate and other debt	15,726	15,644	1.3%

Total AFS debt securities	63,859	63,698	1.4%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At June 30, 2015	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
AFS equity securities	$15	$11	—%

Total AFS securities	63,874	63,709	1.4%

HTM securities:
U.S. government securities:
U.S. Treasury securities:
After 1 year through 5 years	702	703	1.1%

Total	702	703

U.S. agency securities:
After 10 years	1,721	1,694	2.5%

Total	1,721	1,694

Total HTM securities	2,423	2,397	2.1%

Total Investment securities	$66,297	$66,106	1.4%

See Note 6 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan asset-backed securities, CLO and FFELP student loan asset-backed securities.

The following table presents information pertaining to gross realized gains and losses on sales of AFS securities within the Company’s Investment securities portfolio during the quarters and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Gross realized gains	$40	$10	$69	$17

Gross realized losses	$10	$—	$14	$1

Gross realized gains and losses are recognized in Other revenues in the Company’s condensed consolidated statements of income.

5.	Collateralized Transactions.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company’s policy is generally to take possession of securities purchased under agreements to resell and securities borrowed, and to receive securities and cash posted as collateral (with rights of rehypothecation). In certain cases, the Company may agree for such collateral to be posted to a third-party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral as provided under the applicable agreement to ensure such transactions are adequately collateralized. The risk related to a decline in the market value of collateral (pledged or received) is managed by setting appropriate market-based haircuts. Increases in collateral margin calls on secured financing due to market value declines may be mitigated by increases in collateral margin calls on reverse repurchase agreements and securities borrowed transactions with similar quality collateral. Additionally, the Company may replace lower quality collateral pledged with higher quality collateral through collateral substitution rights in the underlying agreements.

The Company actively manages its secured financing in a manner that reduces the potential refinancing risk of secured financing for less liquid assets. The Company considers the quality of collateral when negotiating collateral eligibility with counterparties, as defined by the Company’s fundability criteria. The Company utilizes shorter-term secured financing for highly liquid assets and has established longer tenor limits for less liquid assets, for which funding may be at risk in the event of a market disruption.

Offsetting of Certain Collateralized Transactions.

The following tables present information about the offsetting of these instruments and related collateral amounts. For information related to offsetting of derivatives, see Note 10.

	At June 30, 2015
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$169,644	$(62,884)	$106,760	$(100,650)	$6,110
Securities borrowed	152,717	(8,748)	143,969	(135,853)	8,116

Liabilities
Securities sold under agreements to repurchase	$128,503	$(62,884)	$65,619	$(52,383)	$13,236
Securities loaned	31,899	(8,748)	23,151	(22,438)	713

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Gross Amounts(3)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$148,234	$(64,946)	$83,288	$(79,343)	$3,945
Securities borrowed	145,556	(8,848)	136,708	(128,282)	8,426

Liabilities
Securities sold under agreements to repurchase	$134,895	$(64,946)	$69,949	$(56,454)	$13,495
Securities loaned	34,067	(8,848)	25,219	(24,252)	967

(1)	Amounts include $4.7 billion of Securities purchased under agreements to resell, $4.2 billion of Securities borrowed, $14.2 billion of Securities sold under agreements to repurchase and $0.5 billion of Securities loaned, which are either not subject to master netting agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(3)	Amounts include $3.9 billion of Securities purchased under agreements to resell, $4.2 billion of Securities borrowed, $15.6 billion of Securities sold under agreements to repurchase and $0.7 billion of Securities loaned, which are either not subject to master netting agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Secured Financing Transactions—Maturities and Collateral Pledged.

The following tables present gross obligations for repurchase agreements, securities loaned transactions and obligations to return securities received as collateral by remaining contractual maturity and class of collateral pledged.

	At June 30, 2015
	Remaining Contractual Maturity
	Overnight and Open	Less than 30 days	30-90 days	Over 90 days	Total
	(dollars in millions)
Securities sold under agreements to repurchase(1)	$44,067	$26,060	$13,693	$44,683	$128,503
Securities loaned(1)	16,061	2,021	1,989	11,828	31,899

Gross amount of secured financing included in the above offsetting disclosure	$60,128	$28,081	$15,682	$56,511	$160,402
Obligation to return securities received as collateral	23,250	—	—	—	23,250

Total	$83,378	$28,081	$15,682	$56,511	$183,652

Secured Financing by the Class of Collateral Pledged	At June 30, 2015
(dollars in millions)
Securities sold under agreements to repurchase(1)
U.S. government and agency securities	$62,574
State and municipal securities	2,245
Other sovereign government obligations	34,051
Asset-backed securities	593
Corporate and other debt	6,940
Corporate equities	21,379
Other	721

Total securities sold under agreements to repurchase	$128,503

Securities loaned(1)
Other sovereign government obligations	$8,798
Corporate and other debt	188
Corporate equities	22,853
Other	60

Total securities loaned	$31,899

Gross amount of secured financing included in the above offsetting disclosure	$160,402

Obligation to return securities received as collateral
Other sovereign government obligations	$10
Corporate equities	22,944
Other	296

Total obligation to return securities received as collateral	$23,250

Total	$183,652

(1)	Amounts presented on a gross basis, prior to netting as shown on the Company’s condensed consolidated statements of financial condition.

Trading Assets Pledged.

The Company pledges its trading assets to collateralize repurchase agreements and other secured financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the Company’s condensed consolidated statements of financial condition. At June 30, 2015 and December 31, 2014, the carrying value of Trading assets by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were $45.5 billion and $31.3 billion, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Collateral Received.

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in its condensed consolidated statements of financial condition. At June 30, 2015 and December 31, 2014, the total fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $605 billion and $546 billion, respectively, and the fair value of the portion that had been sold or repledged was $461 billion and $403 billion, respectively.

Other.

The Company also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the Company’s condensed consolidated statements of financial condition. For a further discussion of the Company’s margin lending activities, see Note 6 to the consolidated financial statements in the 2014 Form 10-K. At June 30, 2015 and December 31, 2014, there were approximately $30.8 billion and $29.0 billion, respectively, of customer margin loans outstanding.

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

At June 30, 2015 and December 31, 2014, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At June 30, 2015	At December 31, 2014
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(1)	$33,652	$40,607
Securities(2)	16,646	14,630

Total	$50,298	$55,237

(1)	During the second quarter of 2015, the Company made amendments to certain arrangements by which it acts in the capacity of a clearing member to clear derivatives on behalf of customers. These amendments resulted in approximately $3.8 billion related to cash initial margin received from customers and remitted to clearing organizations or third-party custodian banks no longer qualifying for recognition in the Company’s condensed consolidated statements of financial condition.
(2)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Securities purchased under agreements to resell and Trading assets in the Company’s condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

6.	Variable Interest Entities and Securitization Activities.

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

For a further discussion on the Company’s VIEs, the determination and structure of VIEs and securitization activities, see Note 7 to the Company’s consolidated financial statements in the 2014 Form 10-K.

Consolidated VIEs.

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

The following table presents information at June 30, 2015 and December 31, 2014 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At June 30, 2015		At December 31, 2014
	VIE assets	VIE liabilities	VIE assets	VIE liabilities
	(dollars in millions)
Mortgage- and asset-backed securitizations	$478	$290	$563	$337
Managed real estate partnerships(1)	57	—	288	4
Other structured financings	846	12	928	80
Other	1,417	—	1,199	—

(1)	During the second quarter of 2015, the Company deconsolidated approximately $191 million in net assets previously attributable to nonredeemable noncontrolling interests that were related to a real estate fund sponsored by the Company.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At June 30, 2015 and December 31, 2014, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements of $57 million and $240 million, respectively. The Company also had additional maximum exposure to losses of approximately $68 million and $105 million at June 30, 2015 and December 31, 2014, respectively, primarily related to certain derivatives, commitments, guarantees and other forms of involvement.

Non-Consolidated VIEs.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at June 30, 2015 and December 31, 2014. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its Investment securities portfolio (see Note 4):

	At June 30, 2015
	Mortgage-and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$164,184	$19,654	$4,374	$1,866	$19,654
Maximum exposure to loss:
Debt and equity interests(2)	$16,122	$1,974	$12	$1,084	$3,671
Derivative and other contracts	10	2	2,638	—	68
Commitments, guarantees and other	768	1,808	—	609	467

Total maximum exposure to loss	$16,900	$3,784	$2,650	$1,693	$4,206

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$16,122	$1,974	$12	$657	$3,671
Derivative and other contracts	10	2	5	—	13

Total carrying value of exposure to loss—Assets	$16,132	$1,976	$17	$657	$3,684

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$5
Commitments, guarantees and other	—	—	—	5	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$5	$5

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Mortgage-and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(3)	$174,548	$26,567	$3,449	$2,040	$19,237
Maximum exposure to loss:
Debt and equity interests(4)	$15,028	$3,062	$13	$1,158	$3,884
Derivative and other contracts	15	2	2,212	—	164
Commitments, guarantees and other	1,054	432	—	617	429

Total maximum exposure to loss	$16,097	$3,496	$2,225	$1,775	$4,477

Carrying value of exposure to loss—Assets:
Debt and equity interests(4)	$15,028	$3,062	$13	$741	$3,884
Derivative and other contracts	15	2	4	—	74

Total carrying value of exposure to loss—Assets	$15,043	$3,064	$17	$741	$3,958

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$57
Commitments, guarantees and other	—	—	—	5	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$5	$57

(1)	Mortgage- and asset-backed securitizations include VIE assets as follows: $28.4 billion of residential mortgages; $64.3 billion of commercial mortgages; $14.3 billion of U.S. agency collateralized mortgage obligations; and $57.2 billion of other consumer or commercial loans.
(2)	Mortgage- and asset-backed securitizations include VIE debt and equity interests as follows: $2.0 billion of residential mortgages; $3.0 billion of commercial mortgages; $3.6 billion of U.S. agency collateralized mortgage obligations; and $7.5 billion of other consumer or commercial loans.
(3)	Mortgage- and asset-backed securitizations include VIE assets as follows: $30.8 billion of residential mortgages; $71.9 billion of commercial mortgages; $20.6 billion of U.S. agency collateralized mortgage obligations; and $51.2 billion of other consumer or commercial loans.
(4)	Mortgage- and asset-backed securitizations include VIE debt and equity interests as follows: $1.9 billion of residential mortgages; $2.4 billion of commercial mortgages; $4.0 billion of U.S. agency collateralized mortgage obligations; and $6.8 billion of other consumer or commercial loans.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $13.4 billion and $14.0 billion at June 30, 2015, and December 31, 2014, respectively. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held in the Company’s AFS securities within its Investment securities portfolio (see Note 4). At June 30, 2015, and December 31, 2014, these securities consisted of securities backed by residential mortgage loans, commercial mortgage loans or other consumer loans, such as credit card receivables, automobile loans and student loans, and CDOs or CLOs. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or AFS securities within the Company’s Investment securities portfolio and are measured at fair value (see Note 3). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

Transfers of Assets with Continuing Involvement.

The following tables present information at June 30, 2015, and December 31, 2014, respectively, regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At June 30, 2015
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$25,110	$59,078	$16,756	$18,874
Retained interests (fair value):
Investment grade	$1	$160	$948	$—
Non-investment grade	170	80	—	1,193

Total retained interests (fair value)	$171	$240	$948	$1,193

Interests purchased in the secondary market (fair value):
Investment grade	$1	$174	$41	$40
Non-investment grade	81	65	—	42

Total interests purchased in the secondary market (fair value)	$82	$239	$41	$82

Derivative assets (fair value)	$—	$430	$—	$102
Derivative liabilities (fair value)	—	—	—	531

(1)	Amounts include CLO transactions managed by unrelated third parties.
(2)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At June 30, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,104	$5	$1,109
Non-investment grade	—	24	1,419	1,443

Total retained interests (fair value)	$—	$1,128	$1,424	$2,552

Interests purchased in the secondary market (fair value):
Investment grade	$—	$254	$2	$256
Non-investment grade	—	147	41	188

Total interests purchased in the secondary market (fair value)	$—	$401	$43	$444

Derivative assets (fair value)	$—	$483	$49	$532
Derivative liabilities (fair value)	—	211	320	531

	At December 31, 2014
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$26,549	$58,660	$20,826	$24,011
Retained interests (fair value):
Investment grade	$10	$117	$1,019	$57
Non-investment grade	98	120	—	1,264

Total retained interests (fair value)	$108	$237	$1,019	$1,321

Interests purchased in the secondary market (fair value):
Investment grade	$32	$129	$61	$423
Non-investment grade	32	72	—	59

Total interests purchased in the secondary market (fair value)	$64	$201	$61	$482

Derivative assets (fair value)	$—	$495	$—	$138
Derivative liabilities (fair value)	—	—	—	86

(1)	Amounts include CLO transactions managed by unrelated third parties.
(2)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,166	$37	$1,203
Non-investment grade	—	123	1,359	1,482

Total retained interests (fair value)	$—	$1,289	$1,396	$2,685

Interests purchased in the secondary market (fair value):
Investment grade	$—	$644	$1	$645
Non-investment grade	—	129	34	163

Total interests purchased in the secondary market (fair value)	$—	$773	$35	$808

Derivative assets (fair value)	$—	$559	$74	$633
Derivative liabilities (fair value)	—	82	4	86

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

Net gains on sale of assets in securitization transactions at the time of the sale were not material in the quarters and six months ended June 30, 2015 and 2014.

During the quarters and six months ended June 30, 2015 and 2014, the Company received proceeds from new securitization transactions and proceeds from cash flows from retained interests in securitization transactions as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Proceeds received from new securitization transactions	$6,273	$3,634	$11,164	$9,647
Proceeds from cash flows from retained interests in securitization transactions	658	870	1,606	1,472

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In connection with its underwriting of CLO transactions for unaffiliated sponsors, the Company received proceeds from sale of corporate loans sold to those SPEs as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Proceeds from sale of corporate loans sold to those SPEs	$621	$697	$966	$1,125

Net gains on sale of corporate loans to CLO transactions at the time of sale were not material for the quarters and six months ended June 30, 2015 and 2014.

The Company also enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities, through which derivatives it retains the exposure to the securities. For transactions where the derivatives were outstanding at June 30, 2015, the carrying value of assets derecognized at the time of sale and the gross cash proceeds were $12.8 billion. In addition, the fair value at June 30, 2015 of the assets sold was $12.5 billion while the fair value of derivative assets and derivative liabilities recognized in the Company’s condensed consolidated statement of financial condition at June 30, 2015 was $5.2 million and $325 million, respectively (see Note 10).

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

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At June 30, 2015		At December 31, 2014
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
(dollars in millions)
Failed sales	$351	$351	$352	$344

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

7.	Loans and Allowance for Loan Losses.

Loans.

The Company’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at lower of cost or fair value in the Company’s condensed consolidated statements of financial condition.

The Company’s outstanding loans at June 30, 2015 and December 31, 2014 included the following:

	At June 30, 2015			At December 31, 2014
Loans by Product Type	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(3)
	(dollars in millions)
Corporate loans	$22,500	$8,490	$30,990	$19,659	$8,200	$27,859
Consumer loans	19,464	—	19,464	16,576	—	16,576
Residential real estate loans	18,241	167	18,408	15,735	114	15,849
Wholesale real estate loans	6,388	812	7,200	5,298	1,144	6,442

Total loans, gross of allowance for loan losses	66,593	9,469	76,062	57,268	9,458	66,726
Allowance for loan losses	(169)	—	(169)	(149)	—	(149)

Total loans, net of allowance for loan losses	$66,424	$9,469	$75,893	$57,119	$9,458	$66,577

(1)	Amounts include loans that are made to non-U.S. borrowers of $7,773 million and $7,017 million at June 30, 2015 and December 31, 2014, respectively.
(2)	At June 30, 2015, loans at fixed interest rates and floating or adjustable interest rates were $7,314 million and $68,579 million, respectively.
(3)	At December 31, 2014, loans at fixed interest rates and floating or adjustable interest rates were $6,663 million and $59,914 million, respectively.

The above table does not include Loans and lending commitments held at fair value of $12,107 million and $11,962 million that were recorded as Trading assets in the Company’s condensed consolidated statement of financial condition at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, Loans and lending commitments held at fair value consisted of $6,991 million of corporate loans, $1,939 million of residential real estate loans and $3,177 million of wholesale real estate loans. At December 31, 2014, Loans and lending commitments held at fair value consisted of $7,093 million of corporate loans, $1,682 million of residential real estate loans and $3,187 million of wholesale real estate loans. See Note 3 for further information regarding Loans and lending commitments held at fair value.

Credit Quality.

For a discussion about the Company’s evaluation of credit transactions and monitoring, see Note 8 to the Company’s consolidated financial statements in the 2014 Form 10-K.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The following tables present credit quality indicators for the Company’s loans held for investment, gross of allowance for loan losses, by product type, at June 30, 2015 and December 31, 2014.

	At June 30, 2015
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$21,032	$19,464	$18,194	$6,388	$65,078
Special mention	763	—	—	—	763
Substandard	684	—	47	—	731
Doubtful	21	—	—	—	21

Total loans	$22,500	$19,464	$18,241	$6,388	$66,593

	At December 31, 2014
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$17,847	$16,576	$15,688	$5,298	$55,409
Special mention	1,683	—	—	—	1,683
Substandard	127	—	47	—	174
Doubtful	2	—	—	—	2

Total loans	$19,659	$16,576	$15,735	$5,298	$57,268

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Allowance for Loan Losses and Impaired Loans.

For factors considered by the Company in determining the allowance for loan losses and impairments, see Notes 2 and 8 to the Company’s consolidated financial statements in the 2014 Form 10-K.

The tables below provide details on impaired loans, past due loans and allowances for the Company’s held for investment loans:

	At June 30, 2015			At December 31, 2014
Loans by Product Type	Corporate	Residential Real Estate	Total	Corporate	Residential Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$19	$—	$19	$—	$—	$—
Impaired loans without allowance(1)	2	27	29	2	17	19
Impaired loans unpaid principal balance	21	27	48	2	17	19
Past due 90 days loans and on nonaccrual	2	34	36	2	25	27

	At June 30, 2015				At December 31, 2014
Loans by Region	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
	(dollars in millions)
Impaired loans	$29	$19	$—	$48	$19	$—	$—	$19
Past due 90 days loans and on nonaccrual	36	—	—	36	27	—	—	27
Allowance for loan losses	132	32	5	169	121	20	8	149

EMEA—Europe, Middle East and Africa.

(1)	At June 30, 2015 and December 31, 2014, no allowance was outstanding for these loans as the fair value of the collateral held exceeded or equaled the carrying value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2014	$118	$2	$8	$21	$149
Gross charge-offs	—	—	(1)	—	(1)
Gross recoveries	1	—	—	—	1

Net recoveries/(charge-offs)	1	—	(1)	—	—

Provision (release) for loan losses(1)	26	—	2	2	30
Other(2)	(10)	—	—	—	(10)

Balance at June 30, 2015	$135	$2	$9	$23	$169

Allowance for loan losses by impairment methodology:
Inherent	$130	$2	$9	$23	$164
Specific	5	—	—	—	5

Total allowance for loan losses at June 30, 2015	$135	$2	$9	$23	$169

Loans evaluated by impairment methodology(3):
Inherent	$22,479	$19,464	$18,214	$6,388	$66,545
Specific	21	—	27	—	48

Total loans evaluated at June 30, 2015	$22,500	$19,464	$18,241	$6,388	$66,593

Allowance for lending-related commitments:
Balance at December 31, 2014	$147	$—	$—	$2	$149
Provision for lending-related commitments(4)	6	—	—	2	8

Balance at June 30,2015	$153	$—	$—	$4	$157

Allowance for lending-related commitments by impairment methodology:
Inherent	$153	$—	$—	$4	$157
Specific	—	—	—	—	—

Total allowance for lending-related commitments at June 30, 2015	$153	$—	$—	$4	$157

Lending-related commitments evaluated by impairment methodology(3):
Inherent	$65,183	$4,235	$289	$623	$70,330
Specific	—	—	—	—	—

Total lending-related commitments evaluated at June 30, 2015	$65,183	$4,235	$289	$623	$70,330

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2013	$137	$1	$4	$14	$156
Gross charge-offs	—	—	—	(3)	(3)
Gross recoveries	—	—	—	—	—

Net charge-offs	—	—	—	(3)	(3)

Provision (release) for loan losses(1)	(20)	1	2	2	(15)

Balance at June 30, 2014	$117	$2	$6	$13	$138

Allowance for loan losses by impairment methodology:
Inherent	$115	$2	$6	$13	$136
Specific	2	—	—	—	2

Total allowance for loan losses at June 30, 2014	$117	$2	$6	$13	$138

Loans evaluated by impairment methodology(3):
Inherent	$18,766	$14,306	$12,614	$3,061	$48,747
Specific	11	—	10	—	21

Total loan evaluated at June 30, 2014	$18,777	$14,306	$12,624	$3,061	$48,768

Allowance for lending-related commitments:
Balance at December 31, 2013	$125	$—	$—	$2	$127
Provision for lending-related commitments(4)	30	—	—	—	30

Balance at June 30, 2014	$155	$—	$—	$2	$157

Allowance for lending-related commitments by impairment methodology:
Inherent	$155	$—	$—	$2	$157
Specific	—	—	—	—	—

Total allowance for lending-related commitments at June 30, 2014	$155	$—	$—	$2	$157

Lending-related commitments evaluated by impairment methodology(3):
Inherent	$69,331	$3,274	$249	$252	$73,106
Specific	—	—	—	—	—

Total lending-related commitments evaluated at June 30, 2014	$69,331	$3,274	$249	$252	$73,106

(1)	The Company recorded a provision of $26 million and $4 million for loan losses within Other revenues for the quarters ended March 31, 2015 and June 30, 2015, respectively. The Company recorded a release of $29 million and a provision of $14 million for loan losses within Other revenues for the quarters ended March 31, 2014 and June 30, 2014, respectively.
(2)	Amount includes the impact related to the transfer to loans held for sale and foreign currency translation adjustments.
(3)	Loan balances are gross of the allowance for loan losses and lending-related commitments are gross of credit losses.
(4)	The Company recorded a provision of $37 million and a release of $29 million for lending-related commitments within Other non-interest expenses for the quarters ended March 31, 2015 and June 30, 2015, respectively. The Company recorded a provision of $19 million and $11 million for lending-related commitments within Other non-interest expenses for the quarters ended March 31, 2014 and June 30, 2014, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Company’s Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the Company’s condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to twelve years. The Company establishes an allowance for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At June 30, 2015, the Company had $4,854 million of employee loans, net of an allowance of approximately $121 million. At December 31, 2014, the Company had $5,130 million of employee loans, net of an allowance of approximately $116 million.

8.	Deposits.

Deposits were as follows:

	At June 30, 2015(1)	At December 31, 2014(1)
	(dollars in millions)
Savings and demand deposits	$136,546	$132,159
Time deposits	2,657	1,385

Total	$139,203	$133,544

(1)	Total deposits subject to the Federal Deposit Insurance Corporation (the “FDIC”) insurance at June 30, 2015 and December 31, 2014 were $103 billion and $99 billion, respectively.

Interest-bearing deposits at June 30, 2015 includes $136,538 million of saving deposits payable upon demand and $2,605 million of time deposits maturing in 2015, $19 million of time deposits maturing in 2016 and $33 million of time deposits maturing in 2017.

The vast majority of deposits in the Company’s U.S. Subsidiary Banks are sourced from the Company’s retail brokerage accounts. Concurrent with the acquisition of the remaining 35% stake in the purchase of the retail securities joint venture between the Company and Citigroup Inc. (“Citi”) (the “Wealth Management JV”) in 2013, the deposit sweep agreement between Citi and the Company was terminated (see Note 3 to the consolidated financial statements in the 2014 Form 10-K). During the quarter and six months ended June 30, 2015, $4.3 billion and $8.7 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At June 30, 2015, the transfer of deposits from Citi to the Company was completed.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

9.	Long-Term Borrowings and Other Secured Financings.

The Company’s long-term borrowings included the following components:

	At June 30, 2015	At December 31, 2014
	(dollars in millions)
Senior debt	$145,071	$139,565
Subordinated debt	10,155	8,339
Junior subordinated debentures	2,863	4,868

Total	$158,089	$152,772

During the six months ended June 30, 2015 and 2014, the Company issued notes with a principal amount of approximately $22.9 billion and $14.8 billion, respectively, and approximately $13.0 billion and $21.3 billion, respectively, in aggregate long-term borrowings matured or were retired.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.9 years for both June 30, 2015 and December 31, 2014.

During May of 2015, Morgan Stanley Capital Trusts VI and VII redeemed all of their issued and outstanding 6.60% Capital Securities.

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

The Company’s Other secured financings consisted of the following:

	At June 30, 2015	At December 31, 2014
	(dollars in millions)
Secured financings with original maturities greater than one year	$9,447	$10,346
Secured financings with original maturities one year or less	1,890	1,395
Failed sales(1)	351	344

Total(2)	$11,688	$12,085

(1)	For more information on failed sales, see Note 6.
(2)	Amounts include $4,074 million and $4,504 million at fair value at June 30, 2015 and December 31, 2014, respectively.

10.	Derivative Instruments and Hedging Activities.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

In connection with its derivative activities, the Company generally enters into master netting agreements and collateral agreements with its counterparties. For a further discussion of these agreements, see Note 12 to the consolidated financial statements in the 2014 Form 10-K. The following tables present information about the offsetting of derivative instruments and related collateral amounts. See information related to offsetting of certain collateralized transactions in Note 5.

	At June 30, 2015
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(2)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$353,817	$(326,043)	$27,774	$(9,244)	$(43)	$18,487
Cleared OTC(3)	126,985	(126,119)	866	(6)	—	860
Exchange traded	30,785	(26,886)	3,899	—	—	3,899

Total derivative assets	$511,587	$(479,048)	$32,539	$(9,250)	$(43)	$23,246

Derivative liabilities
Bilateral OTC	$343,921	$(310,714)	$33,207	$(7,983)	$—	$25,224
Cleared OTC(3)	125,263	(124,991)	272	—	(1)	271
Exchange traded	31,379	(26,886)	4,493	(295)	—	4,198

Total derivative liabilities	$500,563	$(462,591)	$37,972	$(8,278)	$(1)	$29,693

	At December 31, 2014
	Gross Amounts(4)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(2)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$427,079	$(396,582)	$30,497	$(9,844)	$(19)	$20,634
Cleared OTC(3)	217,169	(215,576)	1,593	—	—	1,593
Exchange traded	32,123	(27,819)	4,304	—	—	4,304

Total derivative assets	$676,371	$(639,977)	$36,394	$(9,844)	$(19)	$26,531

Derivative liabilities
Bilateral OTC	$410,003	$(375,095)	$34,908	$(11,192)	$(179)	$23,537
Cleared OTC(3)	211,695	(211,180)	515	—	(6)	509
Exchange traded	32,608	(27,819)	4,789	(726)	—	4,063

Total derivative liabilities	$654,306	$(614,094)	$40,212	$(11,918)	$(185)	$28,109

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(1)	Amounts include $7.3 billion of derivative assets and $8.8 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” herein, for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(3)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(4)	Amounts include $6.5 billion of derivative assets and $6.9 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” herein, for additional disclosure about gross fair values and notionals for derivative instruments by risk type.

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

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at June 30, 2015 and December 31, 2014. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

OTC Derivative Products—Trading Assets at June 30, 2015(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post-collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$188	$672	$913	$3,591	$(4,509)	$855	$743
AA	2,436	2,810	1,949	12,265	(12,966)	6,494	3,502
A	8,706	9,049	5,545	19,087	(33,257)	9,130	6,299
BBB	3,934	3,845	1,967	12,668	(14,733)	7,681	5,696
Non-investment grade	3,898	2,388	1,781	2,990	(6,620)	4,437	3,107

Total	$19,162	$18,764	$12,155	$50,601	$(72,085)	$28,597	$19,347

OTC Derivative Products—Trading Assets at December 31, 2014(1)

	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post-collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$499	$246	$1,313	$4,281	$(5,009)	$1,330	$1,035
AA	2,679	2,811	2,704	14,137	(15,415)	6,916	4,719
A	11,733	10,833	7,585	23,968	(43,644)	10,475	6,520
BBB	5,119	3,753	2,592	13,132	(15,844)	8,752	6,035
Non-investment grade	3,196	3,089	1,541	2,499	(5,727)	4,598	3,918

Total	$23,226	$20,732	$15,735	$58,017	$(85,639)	$32,071	$22,227

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The tables do not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

For a discussion of hedge accounting, fair value hedges—interest rate risk and net investment hedges, see Note 12 to the consolidated financial statements in the 2014 Form 10-K.

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

	Derivative Assets at June 30, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$3,392	$918	$—	$4,310	$37,244	$29,394	$—	$66,638
Foreign exchange contracts	159	1	—	160	4,405	129	—	4,534

Total derivatives designated as accounting hedges	3,551	919	—	4,470	41,649	29,523	—	71,172

Derivatives not designated as accounting hedges(2):
Interest rate contracts	228,535	122,135	515	351,185	4,672,995	7,086,992	1,474,052	13,234,039
Credit contracts	21,160	3,779	—	24,939	716,408	162,629	—	879,037
Foreign exchange contracts	63,185	152	60	63,397	1,959,862	11,722	8,184	1,979,768
Equity contracts	23,779	—	25,720	49,499	350,378	—	296,080	646,458
Commodity contracts	13,462	—	4,490	17,952	99,117	—	110,067	209,184
Other	145	—	—	145	5,485	—	—	5,485

Total derivatives not designated as accounting hedges	350,266	126,066	30,785	507,117	7,804,245	7,261,343	1,888,383	16,953,971

Total derivatives	$353,817	$126,985	$30,785	$511,587	$7,845,894	$7,290,866	$1,888,383	$17,025,143
Cash collateral netting	(46,085)	(3,239)	—	(49,324)	—	—	—	—
Counterparty netting	(279,958)	(122,880)	(26,886)	(429,724)	—	—	—	—

Total derivative assets	$27,774	$866	$3,899	$32,539	$7,845,894	$7,290,866	$1,888,383	$17,025,143

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Derivative Liabilities at June 30, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$206	$524	$—	$730	$3,524	$15,389	$—	$18,913
Foreign exchange contracts	99	3	—	102	6,001	277	—	6,278

Total derivatives designated as accounting hedges	305	527	—	832	9,525	15,666	—	25,191

Derivatives not designated as accounting hedges(2):
Interest rate contracts	211,241	121,130	455	332,826	4,332,481	6,836,336	1,152,490	12,321,307
Credit contracts	21,584	3,469	—	25,053	610,523	142,542	—	753,065
Foreign exchange contracts	66,054	137	12	66,203	2,018,091	11,332	3,613	2,033,036
Equity contracts	32,171	—	26,110	58,281	389,209	—	291,951	681,160
Commodity contracts	12,397	—	4,802	17,199	84,479	—	91,586	176,065
Other	169	—	—	169	9,182	—	—	9,182

Total derivatives not designated as accounting hedges	343,616	124,736	31,379	499,731	7,443,965	6,990,210	1,539,640	15,973,815

Total derivatives	$343,921	$125,263	$31,379	$500,563	$7,453,490	$7,005,876	$1,539,640	$15,999,006
Cash collateral netting	(30,756)	(2,111)	—	(32,867)	—	—	—	—
Counterparty netting	(279,958)	(122,880)	(26,886)	(429,724)	—	—	—	—

Total derivative liabilities	$33,207	$272	$4,493	$37,972	$7,453,490	$7,005,876	$1,539,640	$15,999,006

	Derivative Assets at December 31, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$3,947	$1,053	$—	$5,000	$44,324	$27,692	$—	$72,016
Foreign exchange contracts	498	6	—	504	9,362	261	—	9,623

Total derivatives designated as accounting hedges	4,445	1,059	—	5,504	53,686	27,953	—	81,639

Derivatives not designated as accounting hedges(3):
Interest rate contracts	281,214	211,552	407	493,173	4,854,953	9,187,454	1,467,056	15,509,463
Credit contracts	27,776	4,406	—	32,182	806,441	167,390	—	973,831
Foreign exchange contracts	72,362	152	83	72,597	1,955,343	11,538	9,663	1,976,544
Equity contracts	23,208	—	24,916	48,124	299,363	—	271,164	570,527
Commodity contracts	17,698	—	6,717	24,415	115,792	—	156,440	272,232
Other	376	—	—	376	5,179	—	—	5,179

Total derivatives not designated as accounting hedges	422,634	216,110	32,123	670,867	8,037,071	9,366,382	1,904,323	19,307,776

Total derivatives	$427,079	$217,169	$32,123	$676,371	$8,090,757	$9,394,335	$1,904,323	$19,389,415
Cash collateral netting	(58,541)	(4,654)	—	(63,195)	—	—	—	—
Counterparty netting	(338,041)	(210,922)	(27,819)	(576,782)	—	—	—	—

Total derivative assets	$30,497	$1,593	$4,304	$36,394	$8,090,757	$9,394,335	$1,904,323	$19,389,415

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Derivative Liabilities at December 31, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$125	$99	$—	$224	$2,024	$7,588	$—	$9,612
Foreign exchange contracts	5	1	—	6	1,491	121	—	1,612

Total derivatives designated as accounting hedges	130	100	—	230	3,515	7,709	—	11,224

Derivatives not designated as accounting hedges(3):
Interest rate contracts	264,579	207,482	293	472,354	4,615,886	9,138,417	1,714,021	15,468,324
Credit contracts	28,165	3,944	—	32,109	714,181	154,054	—	868,235
Foreign exchange contracts	72,156	169	21	72,346	1,947,178	11,477	1,761	1,960,416
Equity contracts	30,061	—	25,511	55,572	339,884	—	302,205	642,089
Commodity contracts	14,740	—	6,783	21,523	93,019	—	132,136	225,155
Other	172	—	—	172	5,478	—	—	5,478

Total derivatives not designated as accounting hedges	409,873	211,595	32,608	654,076	7,715,626	9,303,948	2,150,123	19,169,697

Total derivatives	$410,003	$211,695	$32,608	$654,306	$7,719,141	$9,311,657	$2,150,123	$19,180,921
Cash collateral netting	(37,054)	(258)	—	(37,312)	—	—	—	—
Counterparty netting	(338,041)	(210,922)	(27,819)	(576,782)	—	—	—	—

Total derivative liabilities	$34,908	$515	$4,789	$40,212	$7,719,141	$9,311,657	$2,150,123	$19,180,921

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $1,029 billion and $876 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $336 million and $103 million is included in Customer and other receivables and Customer and other payables, respectively, in the Company’s condensed consolidated statements of financial condition.
(3)	Notional amounts include gross notionals related to open long and short futures contracts of $685 billion and $1,122 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $472 million and $21 million is included in Customer and other receivables and Customer and other payables, respectively, in the Company’s condensed consolidated statements of financial condition.

At June 30, 2015 and December 31, 2014, the amount of payables associated with cash collateral received that was netted against derivative assets was $49.3 billion and $63.2 billion, respectively, and the amount of receivables in respect of cash collateral paid that was netted against derivative liabilities was $32.9 billion and $37.3 billion, respectively. At June 30, 2015, cash collateral payables of $3 million and at December 31, 2014, cash collateral receivables and payables of $21 million and $30 million, respectively, were not offset against certain contracts that did not meet the definition of a derivative. The Company had no cash collateral receivable at June 30, 2015 that was not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on interest rate derivative instruments designated and qualifying as accounting hedges and the related hedged item as well as the hedge ineffectiveness included in Interest expense in the Company’s condensed consolidated statements of income:

	Gains (Losses) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2015	2014	2015	2014
	(dollars in millions)
Derivatives	$(1,899)	$621	$(1,141)	$931
Borrowings	2,213	(320)	1,720	(328)

Total	$314	$301	$579	$603

Derivatives Designated as Net Investment Hedges

The following table presents gains (losses) reported on derivative instruments designated and qualifying as accounting hedges:

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2015	2014	2015	2014
	(dollars in millions)
Foreign exchange contracts(1)	$(81)	$(109)	$181	$(176)

Total	$(81)	$(109)	$181	$(176)

(1)	Losses of $36 million and $80 million related to the forward points on the hedging instruments were excluded from hedge effectiveness testing and recognized in interest income during the quarter and six months ended June 30, 2015, respectively. Losses of $52 million and $97 million related to the forward points on the hedging instruments were excluded from hedge effectiveness testing and recognized in interest income during the quarter and six months ended June 30, 2014, respectively.

The following table summarizes gains (losses) on derivative instruments not designated as accounting hedges:

	Gains (Losses) Recognized in Income(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2015	2014	2015	2014
	(dollars in millions)
Interest rate contracts	$2,194	$(679)	$477	$(2,033)
Credit contracts	36	(354)	(209)	(197)
Foreign exchange contracts	(5,895)	567	(4,795)	1,591
Equity contracts	(953)	(1,918)	(2,020)	(2,077)
Commodity contracts	51	(53)	649	472
Other contracts	17	49	(65)	145

Total derivative instruments	$(4,550)	$(2,388)	$(5,963)	$(2,099)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading revenues in the Company’s condensed consolidated statements of income. Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading revenues in the Company’s condensed consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $25 million and $10 million at June 30, 2015 and December 31, 2014, respectively, and a notional value of $2,069 million at both June 30, 2015 and December 31, 2014. The Company recognized gains of $21 million and $16 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2015, respectively. The Company recognized losses of $18 million and $28 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and six months ended June 30, 2014, respectively.

Credit Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade of the Company. The following table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Company has posted collateral in the normal course of business.

At June 30, 2015
(dollars in millions)
Net derivative liabilities	$28,962
Collateral posted	24,288

The additional collateral or termination payments which may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). At June 30, 2015, for such OTC trading agreements, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were as follows:

At June 30, 2015
(dollars in millions)
Incremental collateral or terminating payments upon future rating downgrade(1):
One-notch downgrade	$1,269
Two-notch downgrade	1,232

(1)	Amounts include $2,027 million related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps at June 30, 2015 and December 31, 2014:

	At June 30, 2015
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$477,216	$(2,449)	$453,603	$1,910
Index and basket credit default swaps	243,574	(1,074)	210,171	710
Tranched index and basket credit default swaps	73,570	(2,039)	173,968	3,056

Total	$794,360	$(5,562)	$837,742	$5,676

	At December 31, 2014
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$535,415	$(2,479)	$509,872	$1,641
Index and basket credit default swaps	276,465	(1,777)	229,789	1,563
Tranched index and basket credit default swaps	96,182	(2,355)	194,343	3,334

Total	$908,062	$(6,611)	$934,004	$6,538

The tables below summarize the credit ratings of the reference obligation and maturities of protection sold through credit default swaps and other credit contracts at June 30, 2015 and December 31, 2014:

	At June 30, 2015
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$3,675	$13,347	$6,408	$1,673	$25,103	$(266)
AA	8,146	18,305	9,425	1,717	37,593	(437)
A	18,796	42,445	14,333	2,081	77,655	(1,184)
BBB	41,406	101,019	46,196	11,627	200,248	(1,636)
Non-investment grade	33,044	69,325	29,777	4,471	136,617	1,074

Total	105,067	244,441	106,139	21,569	477,216	(2,449)

Index and basket credit default swaps:
AAA	13,998	41,873	1,521	—	57,392	(1,145)
A	4,207	5,513	6,219	12	15,951	(207)
BBB	7,591	22,028	27,477	4,167	61,263	(866)
Non-investment grade	27,268	88,883	49,553	16,834	182,538	(895)

Total	53,064	158,297	84,770	21,013	317,144	(3,113)

Total credit default swaps sold	$158,131	$402,738	$190,909	$42,582	$794,360	$(5,562)

Other credit contracts(3)	$—	$501	$346	$67	$914	$(761)

Total credit derivatives and other credit contracts	$158,131	$403,239	$191,255	$42,649	$795,274	$(6,323)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$2,385	$9,400	$6,147	$692	$18,624	$(113)
AA	9,080	23,701	14,769	3,318	50,868	(688)
A	22,861	52,291	22,083	2,944	100,179	(1,962)
BBB	48,547	114,384	60,629	13,536	237,096	(1,489)
Non-investment grade	29,857	66,066	29,011	3,714	128,648	1,773

Total	112,730	265,842	132,639	24,204	535,415	(2,479)

Index and basket credit default swaps:
AAA	17,625	31,124	7,265	1,883	57,897	(985)
AA	704	6,512	716	2,864	10,796	(270)
A	1,283	6,841	10,154	30	18,308	(465)
BBB	30,265	40,575	60,141	7,730	138,711	(2,904)
Non-investment grade	25,750	88,105	22,971	10,109	146,935	492

Total	75,627	173,157	101,247	22,616	372,647	(4,132)

Total credit default swaps sold	$188,357	$438,999	$233,886	$46,820	$908,062	$(6,611)

Other credit contracts(3)	$51	$539	$1	$620	$1,211	$(500)

Total credit derivatives and other credit contracts	$188,408	$439,538	$233,887	$47,440	$909,273	$(7,111)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the term of the contracts.
(3)	Other credit contracts include CLNs, CDOs and credit default swaps that are considered hybrid instruments. Fair value amounts shown represent the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.    For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $661 billion and $731 billion at June 30, 2015 and December 31, 2014, respectively, compared with a notional amount of approximately $719 billion and $805 billion at June 30, 2015 and December 31, 2014, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, and mortgage lending at June 30, 2015 are summarized below by period of expiration. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total at June 30, 2015
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$337	$—	$108	$—	$445
Investment activities	497	73	20	488	1,078
Primary lending commitments—investment grade(1)	8,501	15,644	35,655	1,051	60,851
Primary lending commitments—non-investment grade(1)	1,300	5,957	15,007	2,641	24,905
Secondary lending commitments	22	23	82	169	296
Commitments for secured lending transactions	1,890	740	568	—	3,198
Forward starting reverse repurchase agreements and securities borrowing agreements(2)(3)	54,109	—	—	—	54,109
Commercial and residential mortgage-related commitments	12	333	62	2,005	2,412
Underwriting commitments	2,660	—	—	—	2,660
Other lending commitments	4,890	925	340	239	6,394

Total	$74,218	$23,695	$51,842	$6,593	$156,348

(1)	These amounts include certain commitments participated to third parties totaling $1.4 billion of investment grade and $2.8 billion of non-investment grade, due to the nature of the Company’s obligations under the commitments.
(2)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to June 30, 2015 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days of the trade date, and of the total amount at June 30, 2015, $47.5 billion settled within three business days.
(3)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $1.3 billion.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at June 30, 2015:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$158,131	$402,738	$190,909	$42,582	$794,360	$(5,562)	$—
Other credit contracts	—	501	346	67	914	(761)	—
Non-credit derivative contracts(1)	1,139,484	784,721	284,645	539,407	2,748,257	64,290	—
Standby letters of credit and other financial guarantees issued(2)	1,447	911	1,332	6,574	10,264	(212)	8,230
Market value guarantees	28	395	219	36	678	4	103
Liquidity facilities	2,744	—	—	139	2,883	(4)	4,391
Whole loan sales guarantees	—	—	—	23,517	23,517	9	—
Securitization representations and warranties	—	—	—	65,138	65,138	99	—
General partner guarantees	61	47	123	283	514	71	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 10.
(2)	These amounts include certain standby letters of credit participated to third parties totaling $0.5 billion due to the nature of the Company’s obligations under these arrangements.

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

Other Guarantees and Indemnities.

In the normal course of business, the Company provides guarantees and indemnifications in a variety of commercial transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to trust preferred securities, indemnities, exchange/clearinghouse member guarantees and merger and acquisition guarantees are described in Note 13 to the Company’s consolidated financial statements in the 2014 Form 10-K.

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

In many proceedings and investigations, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint which alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On April 26, 2013, the defendants filed an answer to the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On August 8, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. On August 16, 2013, the court granted in part and denied in part the Company’s motion to dismiss the complaint. On September 17, 2013, the Company filed its answer to the complaint. On September 26, 2013, and October 7, 2013, the Company and the plaintiff,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

respectively, filed notices of appeal with respect to the court’s August 16, 2013 decision. The plaintiff is seeking, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $527 million, plus pre- and post-interest, fees and costs.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On September 12, 2014, the Company filed a notice of appeal from the June 10, 2014 denial of the defendants’ motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The amended complaint, filed November 17, 2014, alleges causes of action against the Company for violations of the Texas Securities Act and the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 28, 2014, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1, filed a complaint against the Company. The matter is styled Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC and is pending in the SDNY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $735 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified compensatory and/or rescissory damages, interest and costs. On April 3, 2015, the court granted in part and denied in part the Company’s motion to dismiss. On April 17, 2015, the Company filed its answer to the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $292 million, plus pre- and post-judgment interest, fees and costs.

12.	Regulatory Requirements.

Regulatory Capital Framework.

For a discussion of the Company’s regulatory capital framework, see Note 14 to the consolidated financial statements in the 2014 Form 10-K.

Calculation of Risk-Based Capital Ratios.    The Company is required to calculate and hold capital against credit, market and operational risk-weighted assets (“RWAs”). For a further discussion of the Company’s RWAs, see Note 14 to the consolidated financial statements in the 2014 Form 10-K.

As a U.S. Basel III Advanced Approach banking organization, the Company is subject to a permanent “capital floor” based on the lower of the risk-based capital ratios calculated using (i) standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) an advanced internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs (the “Advanced Approach”) under the U.S. revised risk-based and leverage capital framework, referred to herein as “U.S. Basel III.” The capital floor applies to the calculation of the minimum risk-based capital requirements and, when in effect, the capital conservation buffer, the countercyclical capital buffer (if deployed by banking regulators), and the global systemically important bank (“G-SIB”) capital buffer.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The methods for calculating each of the Company’s risk-based capital ratios will change through January 1, 2022 as aspects of U.S. Basel III are phased in. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile.

The Company’s Regulatory Capital and Capital Ratios.    Beginning on January 1, 2015, the risk-based capital ratios for regulatory purposes of the Company and its U.S. bank operating subsidiaries, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Subsidiary Banks”), are the lower of each ratio calculated using RWAs under the Advanced Approach or the Standardized Approach under U.S. Basel III, in both cases subject to transitional provisions. In 2014, the Company’s binding risk-based capital ratios were the lower of its ratios computed under the Advanced Approach or U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”. At June 30, 2015, the Company’s risk-based capital ratios were lower under the Advanced Approach transitional rules; however, the risk-based capital ratios for its U.S. Subsidiary Banks were lower under the Standardized Approach transitional rules.

The following table presents the Company’s capital measures under the U.S. Basel III Advanced Approach transitional rules and the minimum regulatory capital ratios.

	At June 30, 2015			At December 31, 2014
	Amount	Ratio	Minimum Regulatory Capital Ratio(1)	Amount	Ratio	Minimum Regulatory Capital Ratio(1)
	(dollars in millions)
Regulatory capital and capital ratios:
Common Equity Tier 1 capital	$58,666	14.0%	4.5%	$57,324	12.6%	4.0%
Tier 1 capital	65,770	15.7%	6.0%	64,182	14.1%	5.5%
Total capital	78,031	18.7%	8.0%	74,972	16.4%	8.0%
Tier 1 leverage	—	7.9%	4.0%	—	7.9%	4.0%

Assets:
RWAs	$417,707	N/A	N/A	$456,008	N/A	N/A
Adjusted average assets(2)	836,607	N/A	N/A	810,524	N/A	N/A

N/A—Not Applicable.

(1)	Percentages represent minimum regulatory capital ratios under U.S. Basel III transitional rules.
(2)	Beginning with the first quarter of 2015, in accordance with U.S. Basel III, adjusted average assets represent the denominator of the Tier 1 leverage ratio and were composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table sets forth the capital information for MSBNA:

	At June 30, 2015			At December 31, 2014
	U.S. Basel III Transitional/ Standardized Approach		Required Capital Ratio(1)	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$12,480	14.2%	6.5%	$12,355	12.2%	6.5%
Tier 1 capital	12,480	14.2%	8.0%	12,355	12.2%	8.0%
Total capital	14,190	16.1%	10.0%	14,040	13.9%	10.0%
Tier 1 leverage	12,480	9.9%	5.0%	12,355	10.2%	5.0%

The following table sets forth the capital information for MSPBNA:

	At June 30, 2015			At December 31, 2014
	U.S. Basel III Transitional/ Standardized Approach		Required Capital Ratio(1)	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$3,379	25.2%	6.5%	$2,468	20.3%	6.5%
Tier 1 capital	3,379	25.2%	8.0%	2,468	20.3%	8.0%
Total capital	3,392	25.3%	10.0%	2,480	20.4%	10.0%
Tier 1 leverage	3,379	11.4%	5.0%	2,468	9.4%	5.0%

(1)	Capital ratios required to be considered well-capitalized for U.S. regulatory purposes.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain certain minimum capital ratios. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At June 30, 2015 and December 31, 2014, the Company’s U.S. Subsidiary Banks maintained capital at levels in excess of the universally mandated well-capitalized requirements. The Company’s U.S. Subsidiary Banks maintained capital at levels sufficiently in excess of these “well capitalized” requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

MS&Co. and Other Broker-Dealers.    Morgan Stanley & Co. LLC (“MS&Co.”) is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $9,084 million and $6,593 million at June 30, 2015 and December 31, 2014, respectively, which exceeded the amount required by $7,292 million and $4,928 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At June 30, 2015 and December 31, 2014, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Morgan Stanley Smith Barney LLC (“MSSB LLC”) is a registered broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $5,031 million and $4,620 million at June 30, 2015 and December 31, 2014, respectively, which exceeded the amount required by $4,868 million and $4,460 million, respectively.

Morgan Stanley & Co. International plc (“MSIP”), a London-based broker-dealer subsidiary, is subject to the capital requirements of the Prudential Regulation Authority, and Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”), a Tokyo-based broker-dealer subsidiary, is subject to the capital requirements of the Financial Services Agency. MSIP and MSMS have consistently operated with capital in excess of their respective regulatory capital requirements.

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

Morgan Stanley Derivative Products Inc. (“MSDP”), a derivative products subsidiary rated A1 by Moody’s and AA- by S&P, maintains certain operating restrictions that have been reviewed by Moody’s and S&P. MSDP is operated such that creditors of the Company should not expect to have any claims on the assets of MSDP, unless and until the obligations to its own creditors are satisfied in full. Creditors of MSDP should not expect to have any claims on the assets of the Company or any of its affiliates, other than the respective assets of MSDP.

13.	Total Equity

Morgan Stanley Shareholders’ Equity.

In March 2015, the Company received no objection from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to its 2015 capital plan. The capital plan included a share repurchase of up to $3.1 billion of the Company’s outstanding common stock that began in the second quarter of 2015 through the end of the second quarter of 2016. Additionally, the capital plan included an increase in the Company’s quarterly common stock dividend to $0.15 per share from $0.10 per share, that began with the dividend declared on April 20, 2015. During the quarter and six months ended June 30, 2015, the Company repurchased approximately $625 million and $875 million, respectively. During the quarter and six months ended June 30, 2014, the Company repurchased approximately $284 million and $434 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The Company is authorized to issue 30 million shares of preferred stock, and the Company’s preferred stock outstanding consisted of the following (dollars in millions, except per share data):

			Carrying Value
Series	Shares Outstanding at June 30, 2015	Liquidation Preference per Share	At June 30, 2015	At December 31, 2014
A	44,000	$25,000	$1,100	$1,100
C	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	—

Total			$7,520	$6,020

The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 12).

During the quarters ended June 30, 2015 and 2014, dividends declared on the Company’s outstanding preferred stock were $141 million and $76 million, respectively. During the six months ended June 30, 2015 and 2014 dividends declared on the Company’s outstanding preferred stock were $219 million and $130 million, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Accumulated Other Comprehensive Income (Loss).

The following tables present changes in AOCI by component, net of noncontrolling interests, during the quarters ended June 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pensions, Postretirement and Other Related Adjustments	Total
	(dollars in millions)
Balance at March 31, 2015	$(883)	$4	$127	$(514)	$(1,266)

Other comprehensive income (loss) before reclassifications	50	—	(208)	(4)	(162)
Amounts reclassified from AOCI	—	—	(20)	1	(19)

Net other comprehensive income (loss) during the period	50	—	(228)	(3)	(181)

Balance at June 30, 2015	$(833)	$4	$(101)	$(517)	$(1,447)

Balance at March 31, 2014	$(218)	$—	$(208)	$(542)	$(968)

Other comprehensive income before reclassifications	68	—	168	2	238
Amounts reclassified from AOCI	—	1	(6)	2	(3)

Net other comprehensive income during the period	68	1	162	4	235

Balance at June 30, 2014	$(150)	$1	$(46)	$(538)	$(733)

The Company had no significant reclassifications out of AOCI during the quarters ended June 30, 2015 and 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents changes in AOCI by component, net of noncontrolling interests, during the six months ended June 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Net Change in Cash Flow Hedges	Change in Net Unrealized Gains (Losses) on AFS Securities	Pensions, Postretirement and Other Related Adjustments	Total
	(dollars in millions)
Balance at December 31, 2014	$(663)	$3	$(73)	$(515)	$(1,248)

Other comprehensive income (loss) before reclassifications	(170)	—	7	(4)	(167)
Amounts reclassified from AOCI	—	1	(35)	2	(32)

Net other comprehensive income (loss) during the period	(170)	1	(28)	(2)	(199)

Balance at June 30, 2015	$(833)	$4	$(101)	$(517)	$(1,447)

Balance at December 31, 2013	$(266)	$(1)	$(282)	$(544)	$(1,093)

Other comprehensive income before reclassifications	116	—	246	2	364
Amounts reclassified from AOCI	—	2	(10)	4	(4)

Net other comprehensive income during the period	116	2	236	6	360

Balance at June 30, 2014	$(150)	$1	$(46)	$(538)	$(733)

The Company had no significant reclassifications out of AOCI during the six months ended June 30, 2015 and 2014.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests were $1,029 million and $1,204 million at June 30, 2015 and December 31, 2014, respectively. The reduction in nonredeemable noncontrolling interests was primarily due to the deconsolidation in the second quarter of 2015 of $191 million of net assets previously attributable to nonredeemable noncontrolling interests that were related to a real estate fund sponsored by the Company.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

14.	Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing earnings applicable to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities. The Company calculates EPS using the two-class method, which allocates a portion of the Company’s earnings to instruments granted in share-based payment transactions that are considered participating securities (see Note 2 to the consolidated financial statements in the 2014 Form 10-K). The following table presents the calculation of basic and diluted EPS (in millions, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic EPS:
Income from continuing operations	$1,833	$1,917	$4,301	$3,502
Income (loss) from discontinued operations	(2)	—	(7)	(1)

Net income	1,831	1,917	4,294	3,501
Net income applicable to nonredeemable noncontrolling interests	24	18	93	97

Net income applicable to Morgan Stanley	1,807	1,899	4,201	3,404
Less: Preferred dividends	(141)	(76)	(219)	(130)
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(1)	(3)	(3)	(5)

Earnings applicable to Morgan Stanley common shareholders	$1,665	$1,820	$3,979	$3,269

Weighted average common shares outstanding	1,919	1,928	1,922	1,926

Earnings per basic common share:
Income from continuing operations	$0.87	$0.94	$2.07	$1.70
Income (loss) from discontinued operations	—	—	—	—

Earnings per basic common share	$0.87	$0.94	$2.07	$1.70

Diluted EPS:
Earnings applicable to Morgan Stanley common shareholders	$1,665	$1,820	$3,979	$3,269
Weighted average common shares outstanding	1,919	1,928	1,922	1,926
Effect of dilutive securities:
Stock options and RSUs(1)	41	41	40	43

Weighted average common shares outstanding and common stock equivalents	1,960	1,969	1,962	1,969

Earnings per diluted common share:
Income from continuing operations	$0.85	$0.92	$2.03	$1.66
Income (loss) from discontinued operations	—	—	—	—

Earnings per diluted common share	$0.85	$0.92	$2.03	$1.66

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
Number of Antidilutive Securities Outstanding at End of Period:	2015	2014	2015	2014
	(shares in millions)
Stock options	11	13	11	13
RSUs and performance-based stock units	1	3	1	3

Total	12	16	12	16

15.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Interest income(1):
Trading assets(2)	$555	$528	$1,149	$1,029
Investment securities	238	150	438	288
Loans	529	358	1,004	730
Interest bearing deposits with banks	22	24	45	59
Securities purchased under agreements to resell and Securities borrowed(3)	(200)	(127)	(305)	(136)
Customer receivables and Other(4)	242	317	539	623

Total interest income	$1,386	$1,250	$2,870	$2,593

Interest expense(1):
Deposits	$17	$17	$35	$30
Short-term borrowings	5	2	9	2
Long-term borrowings	915	930	1,841	1,865
Securities sold under agreements to repurchase and Securities loaned(5)	235	303	543	629
Customer payables and Other(6)	(484)	(269)	(852)	(508)

Total interest expense	$688	$983	$1,576	$2,018

Net interest	$698	$267	$1,294	$575

(1)	Interest income and expense are recorded within the Company’s condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.
(3)	Includes fees paid on Securities borrowed.
(4)	Includes interest from Customer receivables and Other interest earning assets.
(5)	Includes fees received on Securities loaned.
(6)	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

16.	Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Service cost, benefits earned during the period	$5	$6	$10	$12
Interest cost on projected benefit obligation	38	40	77	80
Expected return on plan assets	(29)	(27)	(59)	(55)
Net amortization of prior service cost (credit)	(5)	(3)	(10)	(6)
Net amortization of actuarial loss	7	6	13	12

Net periodic benefit expense	$16	$22	$31	$43

17.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (“U.K.”), and in states in which the Company has significant business operations, such as New York. The Company is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2009–2012 and 2007–2009, respectively. The Company is currently under review by the IRS Appeals Office for the remaining issues covering tax years 1999–2005 and has substantially completed the IRS field examination for the audit of tax years 2006–2008. During 2015, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate on the Company’s condensed consolidated financial statements.

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

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2015 included a net discrete tax benefit of $564 million. This net discrete tax benefit was primarily associated with the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the Company’s legal entity organization in the U.K.

The Company’s effective tax rate from continuing operations for the quarter and six months ended June 30, 2014 included a net discrete tax benefit of $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of the IRS field examination referred to above.

18.	Segment and Geographic Information.

Segment Information.

For a discussion about the Company’s business segments, see Note 21 to the consolidated financial statements in the 2014 Form 10-K.

Selected financial information for the Company’s business segments is presented below:

Three Months Ended June 30, 2015	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)	$5,205	$3,138	$757	$(55)	$9,045
Interest income	723	782	—	(119)	1,386
Interest expense	756	45	6	(119)	688

Net interest	(33)	737	(6)	—	698

Net revenues	$5,172	$3,875	$751	$(55)	$9,743

Income from continuing operations before income taxes	$1,622	$885	$220	$—	$2,727
Provision for income taxes	511	324	59	—	894

Income from continuing operations	1,111	561	161	—	1,833

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(2)	—	—	—	(2)
Provision for income taxes	—	—	—	—	—

Income (loss) from discontinued operations	(2)	—	—	—	(2)

Net income	1,109	561	161	—	1,831
Net income applicable to nonredeemable noncontrolling interests	22	—	2	—	24

Net income applicable to Morgan Stanley	$1,087	$561	$159	$—	$1,807

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Three Months Ended June 30, 2014	Institutional Securities	Wealth Management(3)	Investment Management(3)	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)	$4,554	$3,125	$712	$(50)	$8,341
Interest income	758	616	1	(125)	1,250
Interest expense	1,064	39	8	(128)	983

Net interest	(306)	577	(7)	3	267

Net revenues	$4,248	$3,702	$705	$(47)	$8,608

Income from continuing operations before income taxes	$960	$763	$209	$—	$1,932
Provision for (benefit from) income taxes(2)	(344)	296	63	—	15

Income from continuing operations	1,304	467	146	—	1,917

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(6)	—	5	—	(1)
Provision for (benefit from) income taxes	(3)	—	2	—	(1)

Income (loss) from discontinued operations	(3)	—	3	—	—

Net income	1,301	467	149	—	1,917
Net income applicable to nonredeemable noncontrolling interests	11	—	7	—	18

Net income applicable to Morgan Stanley	$1,290	$467	$142	$—	$1,899

Six Months Ended June 30, 2015	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)	$10,751	$6,283	$1,431	$(109)	$18,356
Interest income	1,593	1,519	1	(243)	2,870
Interest expense	1,714	93	12	(243)	1,576

Net interest	(121)	1,426	(11)	—	1,294

Net revenues	$10,630	$7,709	$1,420	$(109)	$19,650

Income from continuing operations before income taxes	$3,435	$1,740	$407	$—	$5,582
Provision for income taxes(2)	517	644	120	—	1,281

Income from continuing operations	2,918	1,096	287	—	4,301

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(10)	—	—	—	(10)
Provision for (benefit from) income taxes	(3)	—	—	—	(3)

Income (loss) from discontinued operations	(7)	—	—	—	(7)

Net income	2,911	1,096	287	—	4,294
Net income applicable to nonredeemable noncontrolling interests	74	—	19	—	93

Net income applicable to Morgan Stanley	$2,837	$1,096	$268	$—	$4,201

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Six Months Ended June 30, 2014	Institutional Securities	Wealth Management(3)	Investment Management(3)	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)	$9,456	$6,196	$1,468	$(91)	$17,029
Interest income	1,639	1,197	2	(245)	2,593
Interest expense	2,170	82	13	(247)	2,018

Net interest	(531)	1,115	(11)	2	575

Net revenues	$8,925	$7,311	$1,457	$(89)	$17,604

Income from continuing operations before income taxes	$2,376	$1,449	$477	$—	$4,302
Provision for income taxes(2)	82	561	157	—	800

Income from continuing operations	2,294	888	320	—	3,502

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(9)	—	6	—	(3)
Provision for (benefit from) income taxes	(4)	—	2	—	(2)

Income (loss) from discontinued operations	(5)	—	4	—	(1)

Net income	2,289	888	324	—	3,501
Net income applicable to nonredeemable noncontrolling interests	36	—	61	—	97

Net income applicable to Morgan Stanley	$2,253	$888	$263	$—	$3,404

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The amount of cumulative performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $618 million at June 30, 2015 and approximately $634 million at December 31, 2014 (see Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K).
(2)	The Company’s effective tax rate from continuing operations for the six months ended June 30, 2015 included a net discrete tax benefit of $564 million (within the Company’s Institutional Securities business segment). The Company’s effective tax rate from continuing operations for the quarter and six months ended June 30, 2014 included a net discrete tax benefit of $609 million (primarily within the Company’s Institutional Securities business segment) (see Note 17).
(3)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Total Assets(1)	Institutional Securities(2)	Wealth Management	Investment Management	Total
	(dollars in millions)
At June 30, 2015	$656,529	$163,943	$5,283	$825,755

At December 31, 2014	$630,341	$165,147	$6,022	$801,510

(1)	Corporate assets have been fully allocated to the Company’s business segments.
(2)	Includes a $159 million net increase in Intangible assets in the second quarter of 2015. Sales of intangible assets resulted in a gain of $78 million recorded in Other revenues in the Company’s condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Geographic Information.

For a discussion about the Company’s geographic net revenues, see Note 21 to the consolidated financial statements in the 2014 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues	2015	2014	2015	2014
	(dollars in millions)
Americas	$6,777	$6,132	$13,707	$12,714
EMEA	1,436	1,498	3,198	2,920
Asia-Pacific	1,530	978	2,745	1,970

Net revenues	$9,743	$8,608	$19,650	$17,604

19.	Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1 to the consolidated financial statements in the 2014 Form 10-K) of $3,147 million and $3,332 million at June 30, 2015 and December 31, 2014, respectively, included in Other investments in the Company’s condensed consolidated statements of financial condition. Income from equity method investments was $45 million and $20 million for the quarters ended June 30, 2015 and 2014, respectively, and $83 million and $76 million for the six months ended June 30, 2015 and 2014, respectively, and is included in Other revenues in the Company’s condensed consolidated statements of income. Income from the Company’s equity method investments for the quarters and six months ended June 30, 2015 and 2014 was primarily related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), as described below.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and Mitsubishi UFJ Financial Group, Inc. holds a 60% voting interest in MUMSS. The Company accounts for its interest in MUMSS as an equity method investment within the Company’s Institutional Securities business segment. During the quarters ended June 30, 2015 and 2014, the Company recorded income of $71 million and $34 million, respectively, and income of $140 million and $91 million in the six months ended June 30, 2015 and 2014, respectively, within Other revenues in the Company’s condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

In June 2015 and 2014, MUMSS paid a dividend of approximately $291 million and $594 million, respectively, of which the Company received approximately $116 million and $238 million, respectively, for its proportionate share of MUMSS.

20.	Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Common Stock Dividend.

On July 20, 2015, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.15. The dividend is payable on August 14, 2015 to common shareholders of record on July 31, 2015 (see Note 13).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Long-Term Borrowings.

Subsequent to June 30, 2015 and through July 31, 2015, the Company’s long-term borrowings increased by approximately $1.8 billion, net of repayments and maturities. This amount includes the Company’s issuance of $3.0 billion in senior debt on July 23, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014 and the condensed consolidated statements of cash flows and changes in total equity for the six-month periods ended June 30, 2015 and 2014. These interim condensed consolidated financial statements are the responsibility of the management of the Company.

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

August 4, 2015

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

Executive Summary.

Overview of the Quarter and Six Months Ended June 30, 2015 Financial Results.

Consolidated Results for the Quarter Ended June 30, 2015.

The Company reported net revenues of $9,743 million for the second quarter ended June 30, 2015 (“current quarter”) compared with $8,608 million in the quarter ended June 30, 2014 (“prior year quarter”). Net revenues in the current quarter included positive revenues due to the impact of debt valuation adjustment (“DVA”) of $182 million compared with positive revenues of $87 million in the prior year quarter. For the current quarter, net income applicable to Morgan Stanley was $1,807 million, or $0.85 per diluted common share, compared with net income of $1,899 million, or $0.92 per diluted common share, for the prior year quarter. The earnings for the prior year quarter included a net discrete tax benefit of $609 million or $0.31 per diluted common share, principally related to the remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination.

Excluding DVA, net revenues for the current quarter were $9,561 million compared with $8,521 million in the prior year quarter. Excluding DVA and the net discrete tax benefit in the prior year quarter, net income applicable to Morgan Stanley was $1,688 million, or $0.79 per diluted common share, in the current quarter compared with $1,229 million, or $0.58 per diluted common share in the prior year quarter.1

Net revenues at $9,743 million were 13% higher than the prior year quarter. Institutional Securities net revenues were $5,172 million in the current quarter compared with $4,248 million in the prior year quarter reflecting strong results in Equity sales and trading across products and regions and generally higher fixed income interest product net revenues. Wealth Management net revenues of $3,875 million increased from $3,702 million a year ago as a result of higher Asset management, distribution and administration fees and net interest income, partially offset by lower Transactional revenues. Investment Management net revenues were $751 million in the current quarter, up 7% over the prior year quarter, primarily reflecting higher gains on investments in the Merchant Banking and Real Estate Investing business.

Total non-interest expenses were up 5% from the prior year quarter. Compensation expense of $4,405 million increased from $4,200 million a year ago primarily driven by higher revenues. Non-compensation expenses of $2,611 million increased from $2,476 million a year ago on higher volume driven expenses and professional services costs, principally consulting fees.

The annualized return on average common equity was 9.9% in the current quarter, or 9.1% excluding DVA.

[1]	Reconciliation of prior year quarter non-GAAP financial measures: U.S. GAAP Net income applicable to Morgan Stanley of $1,899 million, less net of tax DVA impact of $61 million, less net discrete tax benefit of $609 million. U.S. GAAP earnings per diluted common share of $0.92, less DVA impact of $0.03, less net discrete tax benefit of $0.31.

Consolidated Results for the Six Months Ended June 30, 2015.

For the six months ended June 30, 2015, the Company reported net revenues of $19,650 million compared with $17,604 million in the prior year period. For the six months ended June 30, 2015, net income applicable to Morgan Stanley was $4,201 million, or $2.03 per diluted common share, compared with net income applicable to Morgan Stanley of $3,404 million, or $1.66 per diluted common share, in the prior year period. The earnings for the six months ended June 30, 2015 included a net discrete tax benefit of $564 million or $0.29 per diluted common share, associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. The earnings for the six months ended June 30, 2014 included a net discrete tax benefit of $609 million or $0.31 per diluted common share, principally related to the remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination.

Excluding DVA, net revenues for the six months ended June 30, 2015 were $19,343 million compared with $17,391 million in the prior year period. Net revenues in the current six-month period included positive revenues due to the impact of DVA of $307 million compared with positive revenues of $213 million in the prior year period. Excluding DVA for the six months ended June 30, 2015, net income applicable to Morgan Stanley was $4,002 million, or $1.93 per diluted common share, compared with $3,268 million, or $1.59 per diluted common share in the prior year.

Net revenues of $19,650 million for the six months ended June 30, 2015 were up 12% compared to the prior year period. Institutional Securities net revenues were $10,630 million for the six months ended June 30, 2015 compared with $8,925 million for the prior year period reflecting strong results in Equity sales and trading across products and higher fixed income interest product net revenues. Wealth Management net revenues of $7,709 million for the six months ended June 30, 2015 increased 5% from a year ago as a result of higher Asset management, distribution and administration fees and net interest income, partially offset by lower Transactional revenues. Investment Management net revenues were $1,420 million for the six months ended June 30, 2015 compared with $1,457 million for the prior year period primarily reflecting lower revenues from a minority investment in certain third-party investment managers.

Total non-interest expenses were $14,068 million for the six months ended June 30, 2015 compared to $13,302 million in the prior year period. Compensation expenses of $8,929 million increased 5% over the prior year period as a result of higher revenues and the reduction of average deferral rates for discretionary incentive based awards. Non-compensation expenses were $5,139 million compared with $4,796 million a year ago on higher volume driven expenses and professional services costs.

The annualized return on average common equity was 12.0% for the six months ended June 30, 2015, or 11.3% excluding DVA and 9.6% excluding DVA and the net discrete tax benefit.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Institutional Securities	$5,172	$4,248	$10,630	$8,925
Wealth Management(1)	3,875	3,702	7,709	7,311
Investment Management(1)	751	705	1,420	1,457
Intersegment Eliminations	(55)	(47)	(109)	(89)

Consolidated net revenues	$9,743	$8,608	$19,650	$17,604

Income from continuing operations applicable to Morgan Stanley:
Institutional Securities(2)	$1,089	$1,293	$2,844	$2,258
Wealth Management(1)	561	467	1,096	888
Investment Management(1)(2)	159	139	268	259

Income from continuing operations applicable to Morgan Stanley	$1,809	$1,899	$4,208	$3,405
Income (loss) from discontinued operations applicable to Morgan Stanley	(2)	—	(7)	(1)

Net income applicable to Morgan Stanley	$1,807	$1,899	$4,201	$3,404
Preferred stock dividend and other	142	79	222	135

Earnings applicable to Morgan Stanley common shareholders	$1,665	$1,820	$3,979	$3,269

Earnings per basic common share(3)	$0.87	$0.94	$2.07	$1.70
Earnings per diluted common share(3)	$0.85	$0.92	$2.03	$1.66
Regional net revenues(4):
Americas	$6,777	$6,132	$13,707	$12,714
EMEA	1,436	1,498	3,198	2,920
Asia-Pacific	1,530	978	2,745	1,970

Net revenues	$9,743	$8,608	$19,650	$17,604

Effective income tax rate from continuing operations	32.8%	0.8%	22.9%	18.6%

	At June 30, 2015	At December 31, 2014
Total loans(5)	$75,893	$66,577
Total assets	$825,755	$801,510
Global Liquidity Reserve managed by bank and non-bank legal entities(6):
Bank legal entities	$83,896	$87,944
Non-bank legal entities	104,318	105,225

Total	$188,214	$193,169

Total deposits	$139,203	$133,544
Long-term borrowings	$158,089	$152,772
Maturities of long-term borrowings outstanding (next 12 months)	$27,221	$20,740
Book value per common share(7)	$34.52	$33.25
Capital ratios (Advanced/Transitional)(8):
Common Equity Tier 1 capital ratio	14.0%	12.6%
Tier 1 capital ratio	15.7%	14.1%
Total capital ratio	18.7%	16.4%
Tier 1 leverage ratio(9)	7.9%	7.9%
Consolidated assets under management or supervision (dollars in billions)(1)(10):
Wealth Management	$808	$778
Investment Management(11)	403	403

Total	$1,211	$1,181

Worldwide employees	55,795	55,802

Selected Non-GAAP Financial Information (dollars in millions, except where noted and per share amounts)(12).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pre-tax profit margin(13):
Institutional Securities	31%	23%	32%	27%
Wealth Management	23%	21%	23%	20%
Investment Management	29%	30%	29%	33%
Consolidated	28%	22%	28%	24%
Average common equity (dollars in billions)(14):
Institutional Securities	$35.3	$33.3	$36.1	$31.9
Wealth Management	11.3	11.5	10.9	11.4
Investment Management	2.3	3.1	2.3	2.8
Parent capital	18.3	16.7	17.0	17.8

Consolidated average common equity	$67.2	$64.6	$66.3	$63.9

Return on average common equity from continuing operations(15):
Institutional Securities	11.3%	14.9%	15.1%	13.7%
Wealth Management	18.2%	15.2%	18.4%	14.7%
Investment Management	27.7%	18.2%	23.5%	18.6%
Consolidated	9.9%	11.3%	12.0%	10.2%
Average tangible common equity (dollars in billions)(16)	$57.5	$54.8	$56.7	$54.1
Return on average tangible common equity from continuing operations(17)	11.6%	13.3%	14.1%	12.1%
Selected financial measures excluding DVA:
Net revenues	$9,561	$8,521	$19,343	$17,391
Net income applicable to Morgan Stanley	$1,688	$1,838	$4,002	$3,268
Earnings per diluted common share	$0.79	$0.89	$1.93	$1.59
Return on average common equity from continuing operations(15)	9.1%	10.7%	11.3%	9.6%
Return on average tangible common equity from continuing operations(17)	10.7%	12.6%	13.2%	11.3%

	At June 30, 2015		At December 31, 2014
Tangible book value per common share(18)		$29.54		$28.26

Reconciliation of selected financial measures from a non-GAAP to a U.S. GAAP basis (dollars in millions, except per share amounts)(12).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues
Net revenues—non-GAAP	$9,561	$8,521	$19,343	$17,391
Impact of DVA	182	87	307	213

Net revenues—U.S. GAAP	$9,743	$8,608	$19,650	$17,604

Net income applicable to Morgan Stanley
Net income applicable to Morgan Stanley—non-GAAP	$1,688	$1,838	$4,002	$3,268
Impact of DVA	119	61	199	136

Net income applicable to Morgan Stanley—U.S. GAAP	$1,807	$1,899	$4,201	$3,404

Earnings per diluted common share
Earnings per diluted common share—non-GAAP	$0.79	$0.89	$1.93	$1.59
Impact of DVA	0.06	0.03	0.10	0.07

Earnings per diluted common share—U.S. GAAP	$0.85	$0.92	$2.03	$1.66

Effective income tax rate from continuing operations— non-GAAP	32.8%	32.3%	33.1%	32.8%
Impact of net discrete tax benefit	N/A	31.5%	10.2%	14.2%
Effective income tax rate from continuing operations— U.S. GAAP	32.8%	0.8%	22.9%	18.6%

Selected non-GAAP financial measures(12).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of return on average common equity, excluding DVA and net discrete tax benefit to return on average common equity (all non-GAAP measures)(15):
Return on average common equity, excluding DVA and net discrete tax benefit	9.1%	7.0%	9.6%	7.8%
Impact of net discrete tax benefit	N/A	3.7%	1.7%	1.8%

Return on average common equity, excluding DVA	9.1%	10.7%	11.3%	9.6%
Impact of DVA	0.8%	0.6%	0.7%	0.6%

Return on average common equity	9.9%	11.3%	12.0%	10.2%

EMEA—Europe, Middle East and Africa.

U.S. GAAP—Accounting principles generally accepted in the U.S.

DVA—Debt Valuation Adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

N/A—Not Applicable.

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current period’s presentation.
(2)	The Company’s Institutional Securities business segment’s nonredeemable noncontrolling interests for the quarters ended June 30, 2015 and 2014 were $22 million and $11 million, respectively, and the nonredeemable noncontrolling interests for the six months ended June 30, 2015 and 2014 were $74 million and $36 million, respectively. The Company’s Investment Management business segment’s nonredeemable noncontrolling interests for the quarters ended June 30, 2015 and 2014 were $2 million and $7 million, respectively, and the nonredeemable noncontrolling interests for the six months ended June 30, 2015 and 2014 were $19 million and $61 million, respectively. See Notes 2 and 3 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K and Note 13 to the Company’s condensed consolidated financial statements in Item 1 for information on nonredeemable noncontrolling interests.
(3)	For the calculation of basic and diluted earnings per common share (“EPS”), see Note 14 to the Company’s condensed consolidated financial statements in Item 1.
(4)	Regional net revenues reflect the regional view of the Company’s consolidated net revenues, on a managed basis. For a further discussion regarding the geographic methodology for net revenues, see Note 21 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K.
(5)	Amounts include loans held for investment and loans held for sale but exclude loans at fair value which are included in Trading assets in the Company’s condensed consolidated statements of financial condition (see Note 7 to the Company’s condensed consolidated financial statements in Item 1).
(6)	For a discussion of Global Liquidity Reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2014 Form 10-K.
(7)	Book value per common share equals common shareholders’ equity of $67,518 million at June 30, 2015 and $64,880 million at December 31, 2014 divided by common shares outstanding of 1,956 million at June 30, 2015 and 1,951 million at December 31, 2014.
(8)	For a discussion of the Company’s methods for calculating its risk-based capital ratios and RWAs, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(9)	Tier 1 leverage ratio equals Tier 1 capital (calculated under U.S. Basel III Transitional rules) divided by the average daily balance of consolidated on-balance sheet assets under U.S. GAAP, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments (see Note 12 to the Company’s condensed consolidated financial statements in Item 1).
(10)	Revenues and expenses associated with these assets are included in the Company’s Wealth Management and Investment Management business segments.
(11)	Amounts exclude the Company’s Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake and assets for which fees are not generated.
(12)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. The U.S. Securities and Exchange Commission (the “SEC”) defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes, or includes, amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or as an alternative method for assessing, the Company’s financial condition and operating results. These measures are not in accordance with, or a substitute for, U.S. GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally define or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the U.S. GAAP financial measure.

(13)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(14)	The computation of average common equity for each business segment is determined using the Company’s Required Capital framework, an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). Average common equity for each business segment is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy.
(15)	The calculation of return on average common equity from continuing operations and return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The annualized return on average common equity from continuing operations and annualized return on average common equity, excluding DVA, and excluding DVA and net discrete tax benefit, are non-GAAP financial measures that the Company considers useful for investors to allow better comparability of period-to-period operating performance. To determine the return on average common equity, excluding DVA, and excluding DVA and net discrete tax benefit, both the numerator and denominator were adjusted to exclude those items. The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The effective tax rates used in the computation of each business segments’ return on average common equity were determined on a separate legal entity basis.
(16)	Average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Tangible Equity” herein.
(17)	Annualized return on average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity, excluding the impact of DVA, also a non-GAAP financial measure, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended June 30, 2015 and 2014 was 0.9% and 0.7%, respectively, and the impact of DVA for the six months ended June 30, 2015 and 2014 was 0.9% and 0.8%, respectively.
(18)	Tangible book value per common share equals tangible common equity of $57,778 million at June 30, 2015 and $55,138 million at December 31, 2014 divided by common shares outstanding of 1,956 million at June 30, 2015 and 1,951 million at December 31, 2014. Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy.

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

Global Market and Economic Conditions.

Global growth was supported by a rebound in the U.S. and firmer growth in the euro zone and the United Kingdom (“U.K.”), which was partially offset by continued sluggishness in major emerging market economies, including China and Brazil, and slower growth in Japan after a strong first quarter of 2015. Prior declines in energy prices kept developed economies market inflation running near 0% in the second quarter of 2015 but with a move up from slightly negative to slightly positive annual rates in the U.S., euro zone, and the U.K. China continued to experience entrenched producer price index deflation, while other emerging market economies showed mixed inflation trends. Global equity markets showed little change in the aggregate from March 31, 2015 to June 30, 2015 but with mixed trends across regions.

In the U.S., after a revised 0.6% increase in real gross domestic product (“GDP”) in the first quarter of 2015, the second quarter of 2015 GDP increased to a 2.3% growth rate. In addition to reversals of temporary factors which inhibited growth in the first quarter of 2015, GDP growth in the second quarter of 2015 was supported by a reduced impact from net exports as the U.S. dollar stabilized and a delayed pickup in consumer spending. Labor market improvement continued in the second quarter of 2015 at a gradual pace. Nonfarm payroll employment growth averaged 221,000 in the three months through June 30, 2015, after slowing to 195,000 in the first three months of 2015. The unemployment rate declined to 5.3% in June 2015 from 5.5% in March 2015, driven in part because of a further decline to a multi-decade low in the labor force participation rate. At its June 2015 meeting, the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) maintained that it continues to see the risks to the outlook for economic activity and the labor market as nearly balanced and anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2% objective over the medium term. As of June 30, 2015, the federal funds rate target range remained between 0.00% and 0.25%, while the discount rate remained at 0.75%, unchanged from March 31, 2015. The S&P 500 stock index declined 0.23% with the Dow Jones Industrial Average lower by 0.88% while the NASDAQ Composite index registered a gain of 1.75% during the second quarter of 2015. The 10-year Treasury note yield rose to 2.33% from 1.93% during the same period.

In Europe, favorable financial conditions were aided by the European Central Bank’s (“ECB”) quantitative easing (“QE”) program. A weaker euro supported continued improvement in growth during the second quarter of 2015, led by Germany, but protracted negotiations over extending the Greece bailout increased uncertainties in late June of 2015. The STOXX Europe 600 index fell 4.0% in the second quarter of 2015 after rising 16.0% in the first quarter of 2015 and peaking on April 16, 2015. The 10-year German Bund yield rose to 0.76% on June 30, 2015 from 0.15% on March 31, 2015 after reaching a record low of 0.07% on April 20, 2015, as expectations for how long ECB QE and near zero short-term interest rates would be maintained were paired with the move in euro zone inflation from a slightly negative annual rate to slightly positive. Major European stock indices were lower at the end of the second quarter of 2015. The U.K. FTSE 100 index was lower by 3.72%, the DAX 30 index in Germany was lower by 8.53% and the CAC 40 index in France was also lower by 4.84%.

In Japan, weakness in industrial production pointed to a decline in GDP growth in the second quarter of 2015, after a 3.9% annualized rise in the first quarter of 2015, hurt by a slowdown in emerging Asian demand and lingering sluggishness in domestic demand for durable goods in the aftermath of last year’s consumption tax hike. The Nikkei equity index rose 5.36% in the second quarter of 2015, and the 10-year Japanese Government Bond yield rose to 0.45% at June 30, 2015 from 0.40% at March 31, 2015.

Growth in emerging market economies in aggregate remained challenged in the second quarter of 2015 by cyclical and structural headwinds. Cyclical headwinds included slower growth in China, lower commodity prices, and risks looking ahead to the expected start of U.S. monetary policy normalization, while structural headwinds included demographic challenges and high debt levels. In China, for the second quarter of 2015, GDP growth was 7%, as continued sluggish growth in industrial production, retail sales, fixed asset investment and exports and imports prompted a series of policy easing steps. The People’s Bank of China (“PBOC”) announced a 100 basis point reduction in the required reserve ratio (“RRR”) effective April 20, 2015 for all depository financial institutions, an additional 100 basis point reduction in the RRR for rural financial institutions, and a 200 basis point reduction in the RRR for China Agriculture Development Bank. Subsequently, effective May 11, 2015, the PBOC announced a reduction in the benchmark one-year lending rate by 25 basis points, to 5.10%, as well as the one-year deposit rate by 25 basis points, to 2.25%. Then, effective June 28, 2015, the PBOC announced a reduction in the benchmark one-year lending rate by 25 basis points to 4.85% and the one-year deposit rate by 25 basis points to 2.00%, while also cutting the RRR applied on qualified financial institutions with a focus on rural and small business loans by 50 basis points and on finance companies by 300 basis points. The last of those reductions came along with a number of government and regulatory steps implemented to attempt to slow a pullback in stock prices. The Shanghai Composite index rose 37.8% from March 31, 2015 to June 12, 2015 but then fell 17.2% from June 12, 2015 to June 30, 2015 for a net rise of 19.37% in the second quarter of 2015.

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

Net Revenues.

For a discussion of the Company’s net revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Business Segments—Net Revenues” in Part II, Item 7 of the 2014 Form 10-K.

Compensation Expense.

For a discussion of the Company’s compensation expense, see “MD&A—Business Segments—Compensation Expense” in Part II, Item 7 of the 2014 Form 10-K.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Revenues:
Investment banking	$1,440	$1,432	$2,613	$2,568
Trading	2,785	2,257	6,207	4,964
Investments	16	62	128	171
Commissions and fees	683	629	1,356	1,307
Asset management, distribution and administration fees	69	66	145	147
Other	212	108	302	299

Total non-interest revenues	5,205	4,554	10,751	9,456

Interest income	723	758	1,593	1,639
Interest expense	756	1,064	1,714	2,170

Net interest	(33)	(306)	(121)	(531)

Net revenues	5,172	4,248	10,630	8,925

Compensation and benefits	1,897	1,722	3,923	3,575
Non-compensation expenses	1,653	1,566	3,272	2,974

Total non-interest expenses	3,550	3,288	7,195	6,549

Income from continuing operations before income taxes	1,622	960	3,435	2,376
Provision for (benefit from) income taxes	511	(344)	517	82

Income from continuing operations	1,111	1,304	2,918	2,294

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(2)	(6)	(10)	(9)
Provision for (benefit from) income taxes	—	(3)	(3)	(4)

Income (losses) from discontinued operations	(2)	(3)	(7)	(5)

Net income	1,109	1,301	2,911	2,289
Net income applicable to nonredeemable noncontrolling interests	22	11	74	36

Net income applicable to Morgan Stanley	$1,087	$1,290	$2,837	$2,253

Amounts applicable to Morgan Stanley:
Income from continuing operations	$1,089	$1,293	$2,844	$2,258
Income (loss) from discontinued operations	(2)	(3)	(7)	(5)

Net income applicable to Morgan Stanley	$1,087	$1,290	$2,837	$2,253

Investment Banking.    Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment banking revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Advisory revenues	$423	$418	$894	$754
Underwriting revenues:
Equity underwriting revenues	489	489	796	804
Fixed income underwriting revenues	528	525	923	1,010

Total underwriting revenues	1,017	1,014	1,719	1,814

Total investment banking revenues	$1,440	$1,432	$2,613	$2,568

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014(1)	2015(1)	2014(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$424	$230	$567	$416
Completed mergers and acquisitions(2)	131	110	255	316
Equity and equity-related offerings(3)	19	18	39	34
Fixed income offerings(4)	76	84	157	156

(1)	Source: Thomson Reuters, data at July 16, 2015. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A and public common stock, convertible and rights offerings.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues during the quarter ended June 30, 2015 were essentially unchanged from the comparable period of 2014. Compared with the prior year period, the underwriting environment continued to be favorable and industry-wide announced merger, acquisition and restructuring transactions (“M&A”) volume increased globally. Advisory revenues from M&A were $423 million during the quarter ended June 30, 2015, a modest increase of 1% from the comparable period of 2014. Overall, underwriting revenues of $1,017 million were essentially unchanged from the comparable period of 2014 from $1,014 million.

Investment banking revenues during the six months ended June 30, 2015 increased 2% from the comparable period in 2014 driven by higher advisory revenues partially offset by lower underwriting revenues. Advisory revenues increased 19% led by M&A in the Americas. Underwriting revenues during the six months ended June 30, 2015 decreased 5% to $1,719 million from the comparable period of 2014. Fixed income underwriting revenues decreased 9% to $923 million, primarily driven by lower loan revenues. Equity underwriting revenues decreased 1% to $796 million as initial public offering activity decreased.

Sales and Trading Net Revenues.    Sales and trading net revenues are composed of Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest income (expenses). For a discussion of the Company’s Net revenues, see “MD&A—Business Segments—Net Revenues” in Part II, Item 7 of the 2014 Form 10-K. For additional information on the Company’s Institutional Securities sales and trading net revenues, see “MD&A—Business Segments—Institutional Securities—Sales and Trading Net Revenues” in Part II, Item 7 of the 2014 Form 10-K. See also Note 10 to the Company’s condensed consolidated financial statements in Item 1 for further information related to gains (losses) on derivative instruments.

Sales and trading net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Trading	$2,785	$2,257	$6,207	$4,964
Commissions and fees	683	629	1,356	1,307
Asset management, distribution and administration fees	69	66	145	147
Net interest	(33)	(306)	(121)	(531)

Total sales and trading net revenues	$3,504	$2,646	$7,587	$5,887

Sales and trading net revenues by business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Equity	$2,342	$1,826	$4,635	$3,581
Fixed income and commodities	1,377	1,061	3,380	2,791
Other(1)	(215)	(241)	(428)	(485)

Total sales and trading net revenues	$3,504	$2,646	$7,587	$5,887

(1)	Amounts include net losses associated with costs related to the amount of liquidity held (“negative carry”), net gains (losses) on economic hedges related to the Company’s long-term borrowings, and revenues from corporate loans and lending commitments.

The following sales and trading net revenues results exclude the impact of DVA. The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(1)	$3,322	$2,559	$7,280	$5,674
Impact of DVA	182	87	307	213

Total sales and trading net revenues	$3,504	$2,646	$7,587	$5,887

Equity sales and trading net revenues—non-GAAP(1)	$2,270	$1,789	$4,538	$3,494
Impact of DVA	72	37	97	87

Equity sales and trading net revenues	$2,342	$1,826	$4,635	$3,581

Fixed income and commodities sales and trading net revenues—non-GAAP(1)	$1,267	$1,011	$3,170	$2,665
Impact of DVA	110	50	210	126

Fixed income and commodities sales and trading net revenues	$1,377	$1,061	$3,380	$2,791

(1)	Sales and trading net revenues, including equity and fixed income and commodities sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

Sales and Trading Net Revenues during the Quarter Ended June 30, 2015.

Total sales and trading net revenues increased 32% to $3,504 million during the quarter ended June 30, 2015 from $2,646 million during the quarter ended June 30, 2014.

Equity.    Equity sales and trading net revenues increased 28% to $2,342 million during the quarter ended June 30, 2015 from the comparable period in 2014. Equity sales and trading net revenues during the quarter ended June 30, 2015 included positive revenues of $72 million due to the impact of DVA compared with positive revenues of $37 million during the quarter ended June 30, 2014. Equity sales and trading net revenues, excluding the impact of DVA, increased 27% to $2,270 million during the quarter ended June 30, 2015 from the comparable period in 2014, reflecting strong results across prime brokerage, derivatives and cash equities products as well as across regions, particularly in Asia. Higher client balances and improved client activity primarily drove the increase in prime brokerage results. The increase in derivatives and cash equities reflected favorable market conditions.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues increased 30% to $1,377 million during the quarter ended June 30, 2015 from $1,061 million during the quarter ended June 30, 2014. Results during the quarter ended June 30, 2015 included positive revenues of $110 million due to the impact of DVA compared with positive revenues of $50 million during the quarter ended June 30, 2014. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues increased 25% to $1,267 million during the quarter ended June 30, 2015 from $1,011 million during the quarter ended June 30, 2014 primarily reflecting higher fixed income product net revenues. Fixed income product net revenues, excluding the impact of DVA, during the quarter ended June 30, 2015 increased 41% from the comparable period of 2014 as higher revenues in interest rate and foreign exchange products, which reflected increased levels of client activity across regions, were partially offset by lower results in credit and securitized products. Commodity net revenues, excluding the impact of DVA, during the quarter ended June 30, 2015 decreased 37% from the comparable period of 2014, primarily reflecting lower levels of client demand for structured transactions in natural gas and power in North America, partially offset by improved revenues from oil products.

Fixed income and commodities sales and trading net revenues during the quarter ended June 30, 2015 included gains of $104 million, net of hedges, related to credit valuation adjustments (“CVA”) and funding valuation adjustments (“FVA”) as a result of changes in the fair value of net derivative contracts attributable to counterparties’ credit default swap (“CDS”) spreads. The Company’s CDS spreads and other factors compared with losses of $38 million, net of hedges, during the quarter ended June 30, 2014. The Company began incorporating FVA into the fair value measurements of over-the-counter (“OTC”) uncollateralized and certain other derivatives during the fourth quarter of 2014.

Other.    During the quarter ended June 30, 2015, other sales and trading recognized negative net revenues of $215 million compared with negative net revenues of $241 million during the quarter ended June 30, 2014. Results in both periods included losses related to negative carry, losses on economic hedges and other costs related to the Company’s long-term borrowings and net revenues from corporate loans and lending commitments.

Sales and Trading Net Revenues during the Six Months Ended June 30, 2015.

Total sales and trading net revenues increased 29% to $7,587 million during the six months ended June 30, 2015 from $5,887 million during the six months ended June 30, 2014.

Equity.    Equity sales and trading net revenues increased 29% to $4,635 million during the six months ended June 30, 2015 from the comparable period in 2014. Equity sales and trading net revenues during the six months ended June 30, 2015 included positive revenues of $97 million due to the impact of DVA compared with positive revenues of $87 million during the six months ended June 30, 2014. Equity sales and trading net revenues, excluding the impact of DVA, increased 30% to $4,538 million during the six months ended June 30, 2015 from the comparable period in 2014, reflecting strong results across products as well as across regions. Improved results in derivatives and cash equities reflected favorable market conditions and increased client activity, while higher client balances primarily drove the increase in prime brokerage results.

Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues increased 21% to $3,380 million during the six months ended June 30, 2015 from $2,791 million during the six months ended June 30, 2014. Results during the six months ended June 30, 2015 included positive revenues of $210 million due to the impact of DVA compared with positive revenues of $126 million during the six months ended June 30, 2014. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues increased 19% to $3,170 million during the six months ended June 30, 2015 from $2,665 million during the six months ended June 30, 2014. Fixed income product net revenues, excluding the impact of DVA, during the six months ended June 30, 2015 increased 30% from the comparable period of 2014 as higher revenues in interest rate and foreign exchange products, which reflected increased levels of client activity across regions, were partially offset by lower results in credit and securitized products. Commodity net revenues, excluding the impact of DVA, during the six months ended June 30, 2015 decreased 8% from the comparable period of 2014, primarily reflecting lower levels of client demand for structured transactions in natural gas and power and the absence of revenues from TransMontaigne Inc., which was sold on July 1, 2014 partially offset by increased volatility in oil liquid markets.

Fixed income and commodities sales and trading net revenues during the six months ended June 30, 2015 included gains of $110 million, net of hedges, related to CVA and FVA as a result of changes in the fair value of net derivative contracts attributable to counterparties’ CDS spreads. The Company’s CDS spreads and other factors compared with losses of $50 million, net of hedges, during the six months ended June 30, 2014.

Other.    During the six months ended June 30, 2015, other sales and trading recognized negative net revenues of $428 million compared with negative net revenues of $485 million during the six months ended June 30, 2014. Results in both periods included losses related to negative carry, losses on economic hedges and other costs related to the Company’s long-term borrowings and net revenues from corporate loans and lending commitments.

Other Revenues.    Other revenues increased to $212 million during the quarter ended June 30, 2015 from $108 million during the comparable period of 2014, reflecting fees and gains associated with corporate loans and higher results arising from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”).

For the six months ended June 30, 2015, other revenues increased to $302 million from $299 million for the comparable period of 2014, driven by fees and gains associated with corporate loans as well as higher results arising from the Company’s 40% stake in MUMSS. Results for the six months ended June 30, 2014 also included the sale of property related to TransMontaigne Inc., as well as a gain on the sale of Canterm Canadian Terminals Inc. of approximately $45 million (see Note 1 to the Company’s condensed consolidated financial statements in Item1). For a discussion on income arising from the Company’s 40% stake in MUMSS, see Note 19 to the Company’s condensed consolidated financial statements in Item 1.

Non-interest Expenses.    Non-interest expenses during the quarter and six months ended June 30, 2015 increased 8% and 10%, respectively, from the comparable periods of 2014. The increase in both periods was driven by increases in both compensation and non-compensation expenses. Compensation and benefits expenses increased 10% in the quarter and six months ended June 30, 2015 from the comparable periods of 2014, primarily due to an increase in discretionary incentive compensation driven by higher revenues and the reduction of average deferral rates for discretionary incentive based awards, partially offset by a decrease in amortization due to accelerated vesting of certain awards during the fourth quarter of 2014. Non-compensation expenses during the quarter ended June 30, 2015 increased 6% from the comparable period of 2014, primarily driven by higher transaction related expenses driven by increased levels of client activity and professional services costs, including legal and consulting fees, which were partially offset by lower accruals for litigation and settlements. Non-compensation expenses for the six months ended June 30, 2015 increased 10% from the comparable period of 2014. The increase was driven by higher professional services costs, including legal and consulting fees, as well as higher transaction related expenses, which were partially offset by lower occupancy and information processing expenses.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to Mitsubishi UFJ Financial Group, Inc.’s interest in Morgan Stanley MUFG Securities Co., Ltd. (see Note 19 to the Company’s condensed consolidated financial statements in Item 1).

Global Oil Merchanting Business.

As a result of entering into a definitive agreement to sell the global oil merchanting unit of the commodities division to Castleton Commodities International LLC, on May 11, 2015, the Company recognized an impairment charge of $59 million in Other revenues during the quarter and six months ended June 30, 2015, to reduce the carrying amount of the unit to its estimated fair value less costs to sell. The transaction does not meet the criteria for discontinued operations and is not expected to have a material impact on the Company’s financial results. The Company expects to close the transaction during the second half of 2015.

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(1)	2015	2014(1)
	(dollars in millions)
Revenues:
Investment banking	$186	$213	$378	$394
Trading	196	267	428	542
Investments	13	2	15	6
Commissions and fees	490	511	1,016	1,051
Asset management, distribution and administration fees	2,174	2,054	4,289	4,062
Other	79	78	157	141

Total non-interest revenues	3,138	3,125	6,283	6,196

Interest income	782	616	1,519	1,197
Interest expense	45	39	93	82

Net interest	737	577	1,426	1,115

Net revenues	3,875	3,702	7,709	7,311

Compensation and benefits	2,200	2,185	4,425	4,352
Non-compensation expenses	790	754	1,544	1,510

Total non-interest expenses	2,990	2,939	5,969	5,862

Income from continuing operations before income taxes	885	763	1,740	1,449
Provision for income taxes	324	296	644	561

Income from continuing operations	561	467	1,096	888

Net income	561	467	1,096	888

Net income applicable to Morgan Stanley	$561	$467	$1,096	$888

Amounts applicable to Morgan Stanley:
Income from continuing operations	$561	$467	$1,096	$888

Net income applicable to Morgan Stanley	$561	$467	$1,096	$888

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Financial Information and Statistical Data (dollars in billions, except where noted).

	At June 30, 2015	At December 31, 2014
Client assets	$2,034	$2,025
Fee-based client assets(5)	$813	$785
Fee-based client assets as a percentage of total client assets(5)	40%	39%
Client liabilities	$58	$51
Bank deposit program(6)	$132	$137
Investment securities portfolio	$52.9	$57.3
Loans and lending commitments	$49.4	$42.7
Wealth Management representatives	15,771	16,076
Retail locations	618	622

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(1)	2015	2014(1)
Annualized revenues per representative (dollars in thousands)(2)	$978	$905	$968	$892
Client assets per representative (dollars in millions)(3)	$129	$123	$129	$123
Fee-based asset flows(4)	$13.9	$12.5	$27.2	$31.5

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(2)	Annualized revenues per representative equal the Company’s Wealth Management business segment’s annualized revenues divided by the average representative headcount.
(3)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(4)	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude cash management-related activity.
(5)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(6)	Balances in the bank deposit program included deposits held by the Company’s U.S. Subsidiary Banks of $132.5 billion and $128.2 billion at June 30, 2015 and December 31, 2014, respectively, with the remainder held at Citi-affiliated Federal Deposit Insurance Corporation (“FDIC”) insured depositories at December 31, 2014. At June 30, 2015, the transfer of deposits from Citi to the Company was completed. See Note 3 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K for further discussion of the Company’s customer deposits held by Citi.

Wealth Management earns fees based on a contractual percentage of fee-based client assets related to certain account types, which are offered to Wealth Management clients. These fees, which the Company records in the Asset management, distribution and administrative fees line on its income statement, are earned based on the client assets in the specific account types in which the client participates and are generally not driven by asset class. Across the account types, the fees will vary based on both the distinct services provided within each account type and on the level of household assets under supervision in Wealth Management. The following tables present fee-based client assets activity and average fee rate by account type in the Company’s Wealth Management business segment for the quarters and six months ended June 30, 2015 and 2014.

Three Months Ended June 30, 2015

	At March 31, 2015	Inflows (1)	Outflows (2)	Market Impact (3)	At June 30, 2015	Average for the Three Months Ended June 30, 2015
						Fee Rate
	(dollars in billions)					(in bps)
Separately managed accounts(4)(5)	$287	$13	$(7)	$1	$294	34
Unified managed accounts(6)	99	8	(4)	—	103	114
Mutual fund advisory(7)	30	1	(2)	—	29	121
Representative as advisor(8)	121	8	(8)	(1)	120	89
Representative as portfolio manager(9)	250	16	(11)	(2)	253	104

Subtotal	$787	$46	$(32)	$(2)	$799	77
Cash management(10)	16	2	(4)	—	14	6

Total fee-based client assets	$803	$48	$(36)	$(2)	$813	75

Three Months Ended June 30, 2014

	At March 31, 2014	Inflows (1)	Outflows (2)	Market Impact (3)	At June 30, 2014	Average for the Three Months Ended June 30, 2014
						Fee Rate
	(dollars in billions)					(in bps)
Separately managed accounts(4)(5)	$271	$11	$(8)	$8	$282	35
Unified managed accounts(6)	81	6	(3)	3	87	117
Mutual fund advisory(7)	35	1	(2)	—	34	121
Representative as advisor(8)	115	8	(8)	4	119	90
Representative as portfolio manager(9)	211	16	(8)	7	226	106

Subtotal	$713	$42	$(29)	$22	$748	76
Cash management(10)	11	4	(1)	—	14	6

Total fee-based client assets	$724	$46	$(30)	$22	$762	75

Six Months Ended June 30, 2015

	At December 31, 2014	Inflows (1)	Outflows (2)	Market Impact (3)	At June 30, 2015	Average for the Six Months Ended June 30, 2015
						Fee Rate
	(dollars in billions)					(in bps)
Separately managed accounts(4)(5)	$285	$23	$(14)	$—	$294	35
Unified managed accounts(6)	93	15	(7)	2	103	114
Mutual fund advisory(7)	31	1	(3)	—	29	121
Representative as advisor(8)	119	16	(15)	—	120	89
Representative as portfolio manager(9)	241	31	(20)	1	253	104

Subtotal	$769	$86	$(59)	$3	$799	77
Cash management(10)	16	3	(5)	—	14	6

Total fee-based client assets	$785	$89	$(64)	$3	$813	75

Six Months Ended June 30, 2014

	At December 31, 2013	Inflows (1)	Outflows (2)	Market Impact (3)	At June 30, 2014	Average for the Six Months Ended June 30, 2014
						Fee Rate
	(dollars in billions)					(in bps)
Separately managed accounts(4)(5)	$260	$23	$(14)	$13	$282	35
Unified managed accounts(6)	78	12	(6)	3	87	117
Mutual fund advisory(7)	34	2	(3)	1	34	121
Representative as advisor(8)	111	16	(13)	5	119	90
Representative as portfolio manager(9)	201	30	(15)	10	226	106

Subtotal	$684	$83	$(51)	$32	$748	77
Cash management(10)	13	6	(5)	—	14	6

Total fee-based client assets	$697	$89	$(56)	$32	$762	75

BPS—Basis points

(1)	Inflows include new accounts, account transfers, deposits, dividends and interest.
(2)	Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
(3)	Market impact includes realized and unrealized gains and losses on portfolio investments.
(4)	Separately managed accounts—Accounts by which third-party asset managers are engaged to manage clients’ assets with investment decisions made by the asset manager. One third-party asset manager strategy can be held per account.
(5)	Institutional non-custody account values reflect prior quarter-end balance due to a quarterly lag in the reporting of assets under management (“AUM”) values by custodians.
(6)	Unified managed accounts—Accounts that provide the client with the ability to combine separately managed accounts, mutual funds, and exchange-traded funds all in one aggregate account. Unified managed accounts can be client-directed, financial advisor-directed or Company-directed (with “directed” referring to the investment direction or decision / discretion / power of attorney).
(7)	Mutual fund advisory—Accounts that give the client the ability to systematically allocate assets across a wide range of mutual funds. Investment decisions are made by the client.
(8)	Representative as advisor—Accounts where the investment decisions must be approved by the client and the advisor must obtain approval each time a change is made to the account or its investments.
(9)	Representative as portfolio manager—Accounts where a financial advisor has discretion (contractually approved by the client) to make ongoing investment decisions without the client’s approval for each individual change.
(10)	Cash management—Accounts where the advisor provides discretionary cash management services to institutional clients whereby securities or proceeds are invested and re-invested in accordance with the client’s investment criteria. Generally, the portfolio will be invested in short-term fixed income and cash equivalent investments.

Wealth Management JV.    On June 28, 2013, the Company completed the purchase of the remaining 35% stake in the retail securities joint venture between the Company and Citi (the “Wealth Management JV”) for $4.725 billion. As the 100% owner of the Wealth Management JV, the Company retains all of the related net income previously applicable to the noncontrolling interests in the Wealth Management JV and benefits from the termination of certain related debt and operating agreements with the Wealth Management JV partner.

Concurrent with the acquisition of the remaining 35% stake in the Wealth Management JV, the deposit sweep agreement between Citi and the Company was terminated. During the quarter and six months ended June 30, 2015, $4.3 billion and $8.7 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. During the quarter and six months ended June 30, 2014, $4.6 billion and $9.5 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts were transferred to the Company’s depository institutions. At June 30, 2015, the transfer of deposits from Citi to the Company was completed.

For further information, see Note 3 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K.

Net Revenues.    The Company’s Wealth Management business segment’s net revenues are composed of Transactional, Asset management, Net interest and Other revenues. Transactional revenues include Investment banking, Trading, and Commissions and fees. Asset management revenues include Asset management, distribution and administration fees, and referral fees related to the bank deposit program. Net interest income includes interest related to the bank deposit program, interest on available for sale (“AFS”) securities and held to maturity (“HTM”) securities, interest on lending activities and other net interest. Other revenues include revenues from AFS securities and HTM securities, customer account services fees, other miscellaneous revenues and revenues from Investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(1)	2015	2014(1)
	(dollars in millions)
Net revenues:
Transactional	$872	$991	$1,822	$1,987
Asset management	2,174	2,054	4,289	4,062
Net interest	737	577	1,426	1,115
Other	92	80	172	147

Net revenues	$3,875	$3,702	$7,709	$7,311

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Transactional.

Investment Banking.    Investment banking revenues decreased 13% to $186 million and decreased 4% to $378 million in the quarter and six months ended June 30, 2015, respectively, from the comparable periods of 2014, primarily due to lower revenues from the distribution of underwritten offerings.

Trading.    Trading revenues decreased 27% to $196 million and decreased 21% to $428 million in the quarter and six months ended June 30, 2015, respectively, from the comparable periods of 2014, primarily due to lower revenues from fixed income products and lower gains related to investments associated with certain employee deferred compensation plans.

Commissions and Fees.    Commissions and fees revenues decreased 4% to $490 million and decreased 3% to $1,016 million in the quarter and six months ended June 30, 2015, respectively, from the comparable periods of 2014, primarily due to lower revenues from equity and annuity products. Results in the six months ended June 30, 2015 were partially offset by higher revenues from alternatives asset classes.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 6% to $2,174 million and increased 6% to $4,289 million in the quarter and six months ended June 30, 2015, respectively, from the comparable periods of 2014, primarily due to higher fee-based revenues due to higher client balances driven by positive flows and market conditions, partially offset by lower revenues from referral fees from the bank deposit program, reflecting the transfer of deposits to the Company from Citi.

Balances in the bank deposit program were $132.5 billion at June 30, 2015 and $137.3 billion at December 31, 2014, which included deposits held by the Company’s U.S. Subsidiary Banks of $132.5 billion at June 30, 2015 and $128.2 billion at December 31, 2014.

Client assets in fee-based accounts increased to $813 billion and represented 40% of total client assets at June 30, 2015 compared with $785 billion and 39% at December 31, 2014, respectively. Total client asset balances increased to $2,034 billion at June 30, 2015 from $2,025 billion at December 31, 2014, primarily due to higher fee-based asset flows and the impact of market conditions. Fee-based client asset flows for the quarter ended June 30, 2015 were $13.9 billion compared with $12.5 billion in the quarter ended June 30, 2014.

Net Interest.

Net interest increased 28% to $737 million and increased 28% to $1,426 million in the quarter and six months ended June 30, 2015 from the comparable periods of 2014, primarily due to higher balances in the bank deposit program and growth in loans and lending commitments. Total client liability balances, which include margin lending, increased to $58 billion at June 30, 2015 from $51 billion at December 31, 2014, primarily due to higher growth from Portfolio Loan Account (“PLA”) securities-based lending products and residential mortgage loans. The loans and lending commitments in the Company’s Wealth Management business segment have grown in the six months ended June 30, 2015, and the Company expects this trend to continue. See “Supplemental Financial Information and Disclosures—U.S. Subsidiary Banks Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Lending Activities” in Item 3.

Other.

Other revenues were $79 million and $157 million in the quarter and six months ended June 30, 2015, respectively, compared with $78 million and $141 million in the comparable periods of 2014, respectively. The increase in the quarter and six months ended June 30, 2015 primarily reflected higher gains on sales of investment securities.

Non-interest Expenses.    Non-interest expenses increased 2% in the quarter and six months ended June 30, 2015, respectively, from the comparable periods of 2014. Compensation and benefits expenses increased 1% and 2% in the quarter and six months ended June 30, 2015, respectively, from the comparable periods of 2014, primarily due to a higher formulaic payout to Wealth Management representatives linked to higher compensable revenues partially offset by a decrease in the fair value of deferred compensation plan referenced investments. Non-compensation expenses increased 5% and 2% in the quarter and six months ended June 30, 2015, respectively, from the comparable periods of 2014, primarily due to an increase in professional services, primarily consulting and legal fees, and occupancy and equipment expenses.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(1)	2015	2014(1)
	(dollars in millions)
Revenues:
Investment banking	$—	$1	$—	$5
Trading	(6)	(6)	(3)	(26)
Investments	232	163	384	409
Asset management, distribution and administration fees	522	528	1,036	1,014
Other	9	26	14	66

Total non-interest revenues	757	712	1,431	1,468

Interest income	—	1	1	2
Interest expense	6	8	12	13

Net interest	(6)	(7)	(11)	(11)

Net revenues	751	705	1,420	1,457

Compensation and benefits	308	293	581	579
Non-compensation expenses	223	203	432	401

Total non-interest expenses	531	496	1,013	980

Income from continuing operations before income taxes	220	209	407	477
Provision for income taxes	59	63	120	157

Income from continuing operations	161	146	287	320

Discontinued operations:
Income from discontinued operations before income taxes	—	5	—	6
Provision for income taxes	—	2	—	2

Income from discontinued operations	—	3	—	4

Net income	161	149	287	324
Net income applicable to nonredeemable noncontrolling interests	2	7	19	61

Net income applicable to Morgan Stanley	$159	$142	$268	$263

Amounts applicable to Morgan Stanley:
Income from continuing operations	$159	$139	$268	$259
Income from discontinued operations	—	3	—	4

Net income applicable to Morgan Stanley	$159	$142	$268	$263

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Statistical Data.

Activity in the Company’s Investment Management business segment’s assets under management or supervision and the average fee rate by asset class, during the quarters and six months ended June 30, 2015 and 2014 was as follows:

Three Months Ended June 30, 2015

	At March 31, 2015	Inflows (1)	Outflows (2)	Distributions (3)	Market Impact (4)	Foreign Currency Impact (5)	At June 30, 2015	Average for the Three Months Ended June 30, 2015
								AUM	Fee Rate (6)
	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$141	$6	$(11)	$—	$—	$1	$137	$140	72
Fixed income	65	6	(6)	—	(1)	—	64	65	33
Liquidity	131	306	(305)	—	—	—	132	131	9
Alternatives(7)(8)	36	1	—	—	—	—	37	36	62
Managed Futures(9)	3	—	—	—	—	—	3	3	111

Total Traditional Asset Management	376	319	(322)	—	(1)	1	373	375	42
Merchant Banking and Real Estate Investing(8)	30	2	(1)	(2)	1	—	30	31	109

Total assets under management or supervision	$406	$321	$(323)	$(2)	$—	$1	$403	$406	47

Shares of minority stake assets(10)	7	—	—	—	—	—	7	7

Three Months Ended June 30, 2014

	At March 31, 2014	Inflows (1)	Outflows (2)	Distributions (3)	Market Impact (4)	Foreign Currency Impact (5)	At June 30, 2014	Average for the Three Months Ended June 30, 2014
								AUM	Fee Rate (6)
	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$145	$9	$(9)	$—	$5	$—	$150	$146	70
Fixed income	61	5	(5)	—	1	—	62	62	33
Liquidity	114	245	(238)	—	—	—	121	117	8
Alternatives(7)(8)	34	1	—	—	—	—	35	34	65
Managed Futures(9)	4	—	—	—	(1)	—	3	3	118

Total Traditional Asset Management	358	260	(252)	—	5	—	371	362	44
Merchant Banking and Real Estate Investing(8)	28	2	(2)	(1)	1	—	28	28	120

Total assets under management or supervision	$386	$262	$(254)	$(1)	$6	$—	$399	$390	49

Shares of minority stake assets(10)	7	—	—	—	—	—	7	7

Six Months Ended June 30, 2015

	At December 31, 2014	Inflows (1)	Outflows (2)	Distributions (3)	Market Impact (4)	Foreign Currency Impact (5)	At June 30, 2015	Average for the Six Months Ended June 30, 2015
								AUM	Fee Rate(6)
	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$141	$14	$(22)	$—	$5	$(1)	$137	$141	71
Fixed income	65	12	(11)	—	—	(2)	64	65	32
Liquidity	128	589	(585)	—	—	—	132	129	9
Alternatives(7)(8)	36	2	(1)	—	—	—	37	36	63
Managed Futures(9)	3	—	—	—	—	—	3	3	113

Total Traditional Asset Management	373	617	(619)	—	5	(3)	373	374	42
Merchant Banking and Real Estate Investing(8)	30	2	(1)	(2)	1	—	30	31	105

Total assets under management or supervision	$403	$619	$(620)	$(2)	$6	$(3)	$403	$405	47

Shares of minority stake assets(10)	7	—	—	—	—	—	7	7

Six Months Ended June 30, 2014

	At December 31, 2013	Inflows (1)	Outflows (2)	Distributions (3)	Market Impact (4)	Foreign Currency Impact (5)	At June 30, 2014	Average for the Six Months Ended June 30, 2014
								AUM	Fee Rate(6)
	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$140	$20	$(16)	$—	$6	$—	$150	$144	69
Fixed income	60	11	(12)	—	2	1	62	61	33
Liquidity	112	475	(466)		—	—	121	115	8
Alternatives(7)(8)	31	4	(1)	—	1	—	35	33	66
Managed Futures(9)	4	—	(1)	—	—	—	3	4	128

Total Traditional Asset Management	347	510	(496)	—	9	1	371	357	43
Merchant Banking and Real Estate Investing(8)	30	3	(5)	(1)	1	—	28	29	108

Total assets under management or supervision	$377	$513	$(501)	$(1)	$10	$1	$399	$386	48

Shares of minority stake assets(10)	6	—	—	—	—	—	7	7

(1)	Inflows represent investments or commitments from new and existing clients in new or existing investment products, including reinvestments of client dividends and increases in invested capital. Excludes the impact of exchanges occurring whereby a client changes positions within the same asset class.
(2)	Outflows represent redemptions from clients’ funds, transition of funds from the committed capital period to the invested capital period and decreases in invested capital. Excludes the impact of exchanges occurring whereby a client changes positions within the same asset class.

(3)	Distributions represent decreases in invested capital due to returns of capital after the investment period of a fund. It also includes fund dividends for which the client has not elected to reinvest.
(4)	Market impact includes realized and unrealized gains and losses on portfolio investments. This excludes any funds where market impact does not impact management fees.
(5)	Foreign currency impact reflects foreign currency changes for non-U.S. dollar denominated funds.
(6)	The average fee rate is based on asset management and administration fees, net of waivers. It excludes performance-based fees and other non-management fees. For certain non-U.S. funds it includes the portion of advisory fees that the Advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the Company’s condensed consolidated statements of income.
(7)	The Alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(8)	Assets under management or supervision for Merchant Banking and Real Estate Investing and Alternatives reflect the basis on which management fees are earned. This calculation excludes assets under management where no management fees are earned or where the fair value of these assets including unfunded commitments differ from the basis on which management fees are earned. Including these assets, assets under management at June 30, 2015 and 2014 for Merchant Banking and Real Estate Investing are $43 billion and $39 billion, respectively, and for Alternatives are $40 billion and $38 billion, respectively.
(9)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(10)	Amounts represent the Company’s Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Trading.    The Company recognized losses of $6 million and $3 million in the quarter and six months ended June 30, 2015, respectively, compared with losses of $6 million and $26 million in the comparable periods of 2014. The decrease in the six months ended June 30, 2015 primarily reflected lower losses related to the deconsolidation of certain real estate funds sponsored by the Company.

Investments.    The Company recorded net investment gains of $232 million and $384 million in the quarter and six months ended June 30, 2015, respectively, compared with gains of $163 million and $409 million in the comparable periods of 2014. The increase in the quarter ended June 30, 2015 primarily related to higher net investment gains in the Company’s Merchant Banking and Real Estate Investing business. The decrease in the six months ended June 30, 2015 primarily related to lower net investment gains in the Company’s Merchant Banking and Real Estate Investing business due to the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company in the second quarter of 2014.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees decreased 1% to $522 million and increased 2% to $1,036 million in the quarter and six months ended June 30, 2015, respectively, as compared with the comparable periods of 2014. The increase in the six months ended June 30, 2015 primarily reflected higher management and administration revenues, as a result of higher average assets under management. The Company’s average assets under management increased $19 billion from $386 billion for the six months ended June 30, 2014 to $405 billion for the six months ended June 30, 2015, reflecting positive net flows and impact of market conditions.

Other.    Other revenues were $9 million and $14 million in the quarter and six months ended June 30, 2015, respectively, as compared with $26 million and $66 million in the comparable periods of 2014. The decrease reflected lower revenues associated with the Company’s minority investment in certain third-party investment managers in the current year period.

Non-interest Expenses.    Non-interest expenses increased 7% and 3% in the quarter and six months ended June 30, 2015, respectively, as compared with the comparable periods of 2014. Compensation and benefits expenses increased 5% in the quarter ended June 30, 2015, due to an increase in deferred compensation associated with carried interest and a reduction of average deferral rates for discretionary incentive based awards, partially offset by a decrease in amortization attributed to the accelerated vesting of certain awards during the fourth quarter of 2014. Compensation and benefits expenses for the six months ended June 30, 2015 were essentially unchanged from the comparable period of 2014. Non-compensation expenses increased 10% and 8% in the quarter and six months ended June 30, 2015, respectively, as compared with the comparable periods of 2014, primarily due to higher other expenses as a result of increased accruals for litigation and settlements and lower consumption taxes in the European Union in the prior year quarter due to a receipt of a tax rebate.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains associated with noncontrolling interests in these consolidated funds were $1 million and $13 million in the quarter and six months ended June 30, 2015, respectively, compared with gains of $7 million and $78 million in the quarter and six months ended June 30, 2014. Nonredeemable noncontrolling interests decreased in the quarter and six months ended June 30, 2015 primarily due to the deconsolidation of certain legal entities associated with real estate funds sponsored by the Company in the second quarters of 2015 and 2014.

Supplemental Financial Information and Disclosures.

U.S. Subsidiary Banks.

Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) represent the Company’s U.S. bank operating subsidiaries (“U.S. Subsidiary Banks”) and amounts exclude transactions with affiliated entities.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through the Company’s U.S. Subsidiary Banks. The Company’s lending activities in its Institutional Securities business segment primarily include corporate lending activities, in which the Company provides loans or lending commitments to certain corporate clients. In addition to corporate lending activities, the Institutional Securities business segment engages in other lending activities. The Company’s lending activities in its Wealth Management business segment primarily include securities-based lending that allows clients to borrow money against the value of qualifying securities in PLAs and residential mortgage lending. The Company expects its lending activities to continue to grow through further penetration of the Company’s Institutional Securities and Wealth Management business segments’ client base. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 3. Also see Notes 7 and 11 to the Company’s condensed consolidated financial statements in Item 1 for additional information about the Company’s loans and lending commitments, respectively.

The following table presents the Company’s U.S. Subsidiary Banks’ supplemental financial information included in its condensed consolidated statements of financial condition:

	At June 30, 2015	At December 31, 2014
	(dollars in billions)
U.S. Subsidiary Banks assets	$156.2	$151.2
U.S. Subsidiary Banks investment securities portfolio(1)	$52.9	$57.3
Wealth Management U.S. Subsidiary Banks data:
Securities-based lending and other loans	$25.3	$21.9
Residential real estate loans	18.4	15.8

Total securities-based and residential loans	$43.7	$37.7

Institutional Securities U.S. Subsidiary Banks data:
Corporate lending	$10.5	$9.6
Other lending(2):
Corporate loans	$10.8	$8.0
Wholesale real estate loans	9.6	8.6

Total other funded loans	$20.4	$16.6

Total corporate and other funded loans	$30.9	$26.2

(1)	The U.S. Bank investment securities portfolio included HTM investment securities of $2.4 billion at June 30, 2015 and $100 million at December 31, 2014.
(2)	The other lending includes activities related to commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to equities and commodities customers, and loans to municipalities.

Income Tax Matters.

The Company’s effective tax rate from continuing operations was 32.8% and 22.9% for the quarter and six months ended June 30, 2015, respectively. The Company’s effective tax rate from continuing operations for the six months ended June 30, 2015 included a net discrete tax benefit of $564 million associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the Company’s legal entity organization in the U.K. Excluding this net discrete tax benefit, the effective tax rate from continuing operations for the six months ended June 30, 2015 would have been 33.1%

The Company’s effective tax rate from continuing operations was 0.8% and 18.6% for the quarter and six months ended June 30, 2014, respectively. The Company’s effective tax rate from continuing operations for the quarter and six months ended June 30, 2014 included a net discrete tax benefit of $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination. Excluding this net discrete tax benefit, the effective tax rate from continuing operations for the quarter and six months ended June 30, 2014 would have been 32.3% and 32.8%, respectively.

The effective tax rates excluding the net discrete tax benefits for the quarters and six months ended June 30, 2015 and 2014 are reflective of the geographic mix of earnings.

Accounting Development Updates.

During 2015, the Financial Accounting Standards Board (the “FASB”) issued the following accounting updates:

•	Simplifying the Presentation of Debt Issuance Costs. The guidance is effective for the Company retrospectively beginning January 1, 2016. Early adoption is permitted.

•	Amendments to the Consolidation Analysis. The guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted.

The above accounting updates issued in 2015 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

During 2014, the FASB issued the following accounting updates:

•

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance is effective for the Company beginning on January 1, 2016 and must be applied on a modified retrospective basis. The guidance may be applied on a full retrospective basis to all relevant prior periods and early adoption is permitted.

•	Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance is effective for the Company beginning January 1, 2017. Early adoption is permitted.

•

Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity. The guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted.

•

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted.

The above accounting updates issued in 2014 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

During 2014, the FASB also issued the following accounting update:

•	Revenue from Contracts with Customers. The guidance is effective for the Company beginning on January 1, 2018, with early adoption permitted beginning on January 1, 2017.

The above accounting update issued in 2014 is currently being evaluated to determine the potential impact of adoption.

Critical Accounting Policies.

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the Company’s condensed consolidated financial statements in Item 1). The Company believes that of its significant accounting policies (see Note 2 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K and Note 2 to the Company’s condensed consolidated financial statements in Item 1), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about the Company’s critical accounting policies, see “MD&A—Critical Accounting Policies” in Part II, Item 7, of the 2014 Form 10-K.

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

The tables below summarize total assets for the Company’s business segments at June 30, 2015 and December 31, 2014:

	At June 30, 2015
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$21,990	$24,011	$358	$46,359
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	31,707	1,945	—	33,652
Trading assets	246,125	1,209	2,945	250,279
Investment securities(3)	13,240	52,892	—	66,132
Securities received as collateral(2)	15,492	—	—	15,492
Securities purchased under agreements to resell(2)	99,515	7,245	—	106,760
Securities borrowed(2)	143,564	405	—	143,969
Customer and other receivables(2)	35,065	21,484	566	57,115
Loans, net of allowance(4)	32,065	43,828	—	75,893
Other assets(5)	17,766	10,924	1,414	30,104

Total assets	$656,529	$163,943	$5,283	$825,755

	At December 31, 2014
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$23,161	$23,363	$460	$46,984
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(2)	37,841	2,766	—	40,607
Trading assets	252,021	1,300	3,480	256,801
Investment securities(3)	11,999	57,317	—	69,316
Securities received as collateral(2)	21,316	—	—	21,316
Securities purchased under agreements to resell(2)	73,299	9,989	—	83,288
Securities borrowed(2)	136,336	372	—	136,708
Customer and other receivables(2)	27,328	21,022	611	48,961
Loans, net of allowance(4)	28,755	37,822	—	66,577
Other assets(5)	18,285	11,196	1,471	30,952

Total assets	$630,341	$165,147	$6,022	$801,510

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Certain of these assets are included in secured financing assets (see “Secured Financing” herein).
(3)	Investment securities include both AFS securities and HTM securities.
(4)	Amounts include loans held for sale and loans held for investment but exclude loans at fair value, which are included in Trading assets in the Company’s condensed consolidated statements of financial condition (see Note 7 to the Company’s condensed consolidated financial statements in Item 1).
(5)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Company’s Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $826 billion at June 30, 2015 from $802 billion at December 31, 2014. The increase in total assets was primarily due to increases in Securities purchased under agreements to resell, Loans, Customer and other receivables, and Securities borrowed, partially offset by decreases in Trading assets, Cash deposited with clearing organizations or segregated under federal and other regulations or requirements and Securities received as collateral.

The Company’s assets and liabilities include significant balances related to transactions attributable to sales and trading and securities financing activities. The following table summarizes the Company’s assets and liabilities held against securities financing transactions:

	At June 30, 2015		At December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Securities financing transactions(1)	$340,835	$287,290	$319,999	$294,503

(1)	Includes Cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, Securities borrowed and loaned transactions, Securities received as collateral and obligations to return securities received, and Customer and other receivables and payables.

Securities borrowed or securities purchased under agreements to resell and securities loaned or securities sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 5 to the Company’s condensed consolidated financial statements in Item 1). The following table presents collateralized financing transactions at June 30, 2015 and December 31, 2014 and the average balance for the six months ended June 30, 2015 and 2014:

	At June 30, 2015	At December 31, 2014	Average Balance
			For the Six Months Ended June 30,
			2015	2014
	(dollars in millions)
Securities purchased under agreements to resell and Securities borrowed	$250,729	$219,996	$251,271	$260,288
Securities sold under agreements to repurchase and Securities loaned	$88,770	$95,168	$100,608	$157,272

Securities purchased under agreements to resell and Securities borrowed period-end balances at June 30, 2015 were slightly lower than the average balances during 2015. Securities sold under agreements to repurchase and Securities loaned period-end balances at June 30, 2015 were lower than the average balances during 2015 as there was a reduction in secured financing requirements.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $15 billion at June 30, 2015 and $21 billion at December 31, 2014, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

Investment Securities—Available for Sale and Held to Maturity.

During the six months ended June 30, 2015 and 2014, the Company reported net unrealized gains (losses) of $(28) million and $236 million, net of tax, respectively, on its AFS securities portfolio. Unrealized gains (losses) in the AFS securities portfolio are included in Accumulated other comprehensive income (loss) for all periods presented. The net unrealized gains (losses) for the six months ended June 30, 2015 and 2014 primarily reflected changes in interest rates. The securities in the Company’s AFS securities portfolio with an unrealized loss were not other-than-temporarily impaired at June 30, 2015 and 2014. During the six months ended June 30, 2015, the net unrealized (losses) on the Company’s HTM securities were $(26) million. The Company held $2,423 million in HTM securities at June 30, 2015 and expects to grow its HTM securities portfolio. The Company did not have an HTM securities portfolio at June 30, 2014.

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

The core components of the Company’s liquidity risk management framework are the CFP, Liquidity Stress Tests and the Global Liquidity Reserve, which support the Company’s target liquidity profile. For a further discussion about the Company’s CFP and Liquidity Stress Tests, see “MD&A—Liquidity and Capital Resources—Liquidity Risk Management Framework” in Part II, Item 7 of the 2014 Form 10-K.

Liquidity Stress Tests.

At June 30, 2015 and December 31, 2014, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

Global Liquidity Reserve.

The Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and to meet strategic liquidity targets sized by the CFP and Liquidity Stress Tests. For further discussion of the Company’s Global Liquidity Reserve, see “MD&A—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2014 Form 10-K.

Global Liquidity Reserve by Type of Investment.

The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

	At June 30, 2015	At December 31, 2014
	(dollars in millions)
Cash deposits with banks	$13,792	$12,173
Cash deposits with central banks	27,765	29,607
Unencumbered highly liquid securities:
U.S. government obligations	79,508	76,555
U.S. agency and agency mortgage-backed securities	28,691	32,358
Non-U.S. sovereign obligations(1)	20,790	25,888
Investments in money market funds	—	277
Other investment grade securities	17,668	16,311

Global Liquidity Reserve	$188,214	$193,169

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

Global Liquidity Reserve Managed by Bank and Non-Bank Legal Entities.

The table below summarizes period-end and average balances of the Company’s Global Liquidity Reserve managed by bank and non-bank legal entities:

			Average Balance(1)
	At June 30, 2015	At December 31, 2014	For the Six Months Ended June 30,
			2015	2014
	(dollars in millions)
Bank legal entities:
Domestic	$79,373	$82,484	$80,713	$83,530
Foreign	4,523	5,460	4,725	5,153

Total Bank legal entities	83,896	87,944	85,438	88,683

Non-Bank legal entities(2):
Domestic	71,693	70,122	74,699	76,314
Foreign	32,625	35,103	33,233	33,210

Total Non-Bank legal entities	104,318	105,225	107,932	109,524

Total	$188,214	$193,169	$193,370	$198,207

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent managed $53,299 million and $55,094 million at June 30, 2015 and December 31, 2014, respectively, and averaged $55,065 million and $56,101 million during the six months ended June 30, 2015 and 2014, respectively.

Basel Liquidity Framework.

The U.S. banking agencies and the Basel Committee have adopted, or are in the process of considering, liquidity standards. The Basel Committee has developed two standards intended for use in liquidity risk supervision: the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”).

For a discussion of the Company’s LCR and NSFR, see “MD&A—Liquidity and Capital Resources—Liquidity Risk Management Framework—Basel Liquidity Framework—Liquidity Coverage Ratio and Net Stable Funding Ratio” in Part II, Item 7 of the 2014 Form 10-K.

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

Secured Financing.

For a discussion of the Company’s secured financing activities, see “MD&A—Liquidity and Capital Resources—Funding Management—Secured Financing” in Part II, Item 7 of the 2014 Form 10-K.

At June 30, 2015 and December 31, 2014, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days.

Unsecured Financing.

For a discussion of the Company’s unsecured financing activities, see “MD&A—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in Part II, Item 7 of the 2014 Form 10-K. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate and structured borrowings risk profile (see Note 10 to the Company’s condensed consolidated financial statements in Item 1).

Deposits.

Available funding sources to the Company’s bank subsidiaries include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in the Company’s U.S. Subsidiary Banks are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics. During the quarter and six months ended June 30, 2015, $4.3 billion and $8.7 billion, respectively, of deposits held by Citi relating to the Company’s customer accounts from its acquisition of the Wealth Management JV (see Note 3 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K) were transferred to the Company’s depository institutions. At June 30, 2015, the transfer of deposits from Citi to the Company was completed.

Deposits were as follows:

	At June 30, 2015(1)	At December 31, 2014(1)
	(dollars in millions)
Savings and demand deposits	$136,546	$132,159
Time deposits	2,657	1,385

Total	$139,203	$133,544

(1)	Total deposits subject to FDIC insurance at June 30, 2015 and December 31, 2014 were $103 billion and $99 billion, respectively.

Short-Term Borrowings.

The Company’s unsecured Short-term borrowings may consist of bank loans, bank notes, commercial paper and structured notes with maturities of twelve months or less at issuance. At June 30, 2015 and December 31, 2014, the Company had approximately $3,122 million and $2,261 million, respectively, in Short-term borrowings.

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

Long-term borrowings by maturity profile at June 30, 2015 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2015	$11,011	$3,173	$14,184
Due in 2016	18,469	1,839	20,308
Due in 2017	21,655	1,167	22,822
Due in 2018	17,188	915	18,103
Due in 2019	16,603	785	17,388
Thereafter	62,936	2,348	65,284

Total	$147,862	$10,227	$158,089

The Company’s long-term borrowings included the following components:

	At June 30, 2015	At December 31, 2014
	(dollars in millions)
Senior debt	$145,071	$139,565
Subordinated debt	10,155	8,339
Junior subordinated debentures	2,863	4,868

Total	$158,089	$152,772

During the six months ended June 30, 2015, the Company issued notes with a principal amount of approximately $22.9 billion. In connection with these note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.9 years at June 30, 2015. During the six months ended June 30, 2015, approximately $13.0 billion in aggregate long-term borrowings matured or were retired. Subsequent to June 30, 2015 and through July 31, 2015, the Company’s long-term borrowings increased by approximately $1.8 billion, net of repayments and maturities. This amount includes the Company’s issuance of $3.0 billion in senior debt on July 23, 2015. For a further discussion of the Company’s long-term borrowings, including the amount of senior debt outstanding at June 30, 2015, see Note 9 to the Company’s condensed consolidated financial statements in Item 1.

During May of 2015, Morgan Stanley Capital Trusts VI and VII redeemed all of their issued and outstanding 6.60% Capital Securities.

Capital Covenants.

In April 2007, the Company executed replacement capital covenants in connection with an offering by Morgan Stanley Capital Trust VIII Capital Securities, which become effective after the scheduled redemption date in 2046. Under the terms of the replacement capital covenants, the Company has agreed, for the benefit of certain specified holders of debt, to limitations on its ability to redeem or repurchase any of the Capital Securities for specified periods of time. For a complete description of the Capital Securities and the terms of the replacement capital covenants, see the Company’s Current Report on Form 8-K dated April 26, 2007.

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

At July 31, 2015, the Parent’s and MSBNA’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable	—	—	—
Fitch Ratings, Inc.(1)	F1	A	Stable	F1	A+	Stable
Moody’s Investors Service(2)	P-2	A3	Stable	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Ratings Services(3)	A-2	A-	Negative	A-1	A	Positive

(1)	On May 19, 2015, Fitch Ratings Inc. upgraded the long-term ratings of MSBNA by one notch to A+ from A. The rating outlook remained stable.
(2)	On May 28, 2015, Moody’s Investors Service (“Moody’s”) upgraded the long-term ratings of the Parent and MSBNA by two notches to A3 from Baa2 and A1 from A3, respectively. The rating outlook for the Parent and MSBNA were revised to stable.
(3)	On July 23, 2015, Standard and Poor’s Ratings Services (“S&P”) revised the ratings outlook on MSBNA to positive from stable.

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

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s and S&P. At June 30, 2015, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios, from the lowest of Moody’s or S&P ratings, based on the relevant contractual downgrade triggers were $1,336 million and an incremental $1,441 million, respectively. At December 31, 2014, the comparative requirements were $1,856 million and an incremental $2,984 million, respectively.

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

In March 2015, the Company received no objection from the Federal Reserve to its 2015 capital plan. The capital plan included a share repurchase of up to $3.1 billion of the Company’s outstanding common stock that began in the second quarter of 2015 through the end of the second quarter of 2016. Additionally, the capital plan included an increase in the Company’s quarterly common stock dividend to $0.15 per share from $0.10 per share, that began with the dividend declared on April 20, 2015. During the quarter and six months ended June 30, 2015 the Company repurchased approximately $625 million and $875 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program. During the quarter and six months ended June 30, 2014, the Company repurchased approximately $284 million and $434 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program (see Note 13 to the Company’s condensed consolidated financial statements in Item 1).

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

The Company’s Board of Directors determines the declaration and payment of dividends on a quarterly basis. On July 20, 2015, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.15. The dividend is payable on August 14, 2015 to common shareholders of record on July 31, 2015 (see Note 20 to the Company’s condensed consolidated financial statements in Item 1).

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

On June 15, 2015, the Company announced that its Board of Directors declared a quarterly dividend for preferred stock shareholders of record on June 30, 2015, that was paid on July 15, 2015 as follows:

Series	Preferred Stock Description	Quarterly Dividend Per Share(1)(2)
A	Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25278)	$252.78

C	10% Non-Cumulative Non-Voting Perpetual Preferred Stock	25.00

E	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.44531)	445.31

F	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.42969)	429.69

G	6.625% Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.41406)	414.06

H	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/25th interest in a share of preferred stock and each having a dividend of $27.25000)(1)	681.25

I	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.39844)	398.44

J	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/25th interest in a share of preferred stock and each having a dividend of $17.88333)(2)	447.08

(1)	Dividend on Series H Preferred Stock is payable semi-annually until July 15, 2019, and quarterly thereafter.
(2)	Dividend on Series J Preferred Stock is payable semi-annually until July 15, 2020, and quarterly thereafter.

Tangible Equity.

The following table sets forth tangible Morgan Stanley shareholders’ equity and tangible common equity at June 30, 2015 and December 31, 2014 and average tangible Morgan Stanley shareholders’ equity and average tangible common equity for the six months ended June 30, 2015 and 2014:

			Average Balance(1)
	Balance at		For the Six Months Ended June 30,
	June 30, 2015	December 31, 2014	2015	2014
	(dollars in millions)
Common equity	$67,518	$64,880	$66,339	$63,944
Preferred equity	7,520	6,020	6,877	3,991

Morgan Stanley shareholders’ equity	75,038	70,900	73,216	67,935
Junior subordinated debentures issued to capital trusts	2,863	4,868	4,299	4,862
Less: Goodwill and net intangible assets(2)	(9,740)	(9,742)	(9,683)	(9,803)

Tangible Morgan Stanley shareholders’ equity(3)	$68,161	$66,026	$67,832	$62,994

Common equity	$67,518	$64,880	$66,339	$63,944
Less: Goodwill and net intangible assets(2)	(9,740)	(9,742)	(9,683)	(9,803)

Tangible common equity(3)	$57,778	$55,138	$56,656	$54,141

(1)	The Company calculates its average balances based upon month-end balances.
(2)	The deduction for Goodwill and net intangible assets is partially offset by mortgage servicing rights (“MSR”) (net of disallowable MSR) of $6 million at both June 30, 2015 and December 31, 2014.
(3)	Tangible Morgan Stanley shareholders’ equity and tangible common equity are non-GAAP financial measures that the Company and its investors consider to be a useful measure to assess capital adequacy.

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

Regulatory Capital.    Under U.S. Basel III, new items (including certain investments in the capital instruments of unconsolidated financial institutions) are deducted from the respective tiers of regulatory capital, and certain existing regulatory deductions and adjustments are modified or are no longer applicable. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018. Unrealized gains and losses on AFS securities are reflected in Common Equity Tier 1 capital, subject to a phase-in schedule. The percentage of the regulatory deductions and adjustments to Common Equity Tier 1 capital that applied to the Company at June 30, 2015 and December 31, 2014 ranged from 20% to 100%, depending on the specific item.

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

The Basel Committee is in the process of considering revisions to various provisions of the Basel III framework that, if adopted by the U.S. banking agencies, could result in substantial changes to U.S. Basel III. In particular, the Basel Committee has finalized a new methodology for calculating counterparty credit risk exposures, the standardized approach for measuring counterparty credit risk exposures; has also finalized a revised framework establishing capital requirements for securitizations; and has proposed revisions to various regulatory capital standards, including for trading and banking book exposures, interest rate risk in the banking book, the credit valuation adjustment, the credit risk framework, operational risk and capital floors. In each case, the impact of these revised standards on the Company and its U.S. Subsidiary Banks is uncertain and depends on future rulemakings by the U.S. banking agencies.

Calculation of Risk-Based Capital Ratios.    As a U.S. Basel III Advanced Approach banking organization, the Company is subject to a permanent “capital floor” based on the lower of the risk-based capital ratios calculated using (i) standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) an advanced internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs (the “Advanced Approach”) under U.S. Basel III. The capital floor applies to the calculation of the minimum risk-based capital requirements and, when in effect, the capital conservation buffer, the countercyclical capital buffer (if deployed by banking regulators), and the global systemically important bank (“G-SIB”) capital buffer.

The methods for calculating each of the Company’s risk-based capital ratios will change through January 1, 2022 as aspects of U.S. Basel III are phased in. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to the Company’s capital base, asset composition, off-balance sheet exposures or risk profile.

For information on the basis for the calculation of the Company’s U.S. Basel III capital ratios, on a transitional and fully phased-in basis, see “MD&A—Liquidity and Capital Resources—Regulatory Requirements—Implementation of U.S. Basel III—Calculation of Risk-Based Capital Ratios” in Part II, Item 7 of the 2014 Form 10-K.

Regulatory Capital Ratios.    The Company is required to calculate capital ratios under both the Advanced Approach and the Standardized Approach, in both cases subject to transitional provisions. The following table presents the Company’s regulatory capital ratios at June 30, 2015, as well as the minimum required regulatory capital ratios applicable under U.S. Basel III in 2015.

	At June 30, 2015		Minimum Regulatory Capital Ratio(1)(2)
	Actual Capital Ratio
	U.S. Basel III Transitional/	U.S. Basel III Transitional/
	Standardized Approach	Advanced Approach	2015
Common Equity Tier 1 capital ratio	14.3%	14.0%	4.5%
Tier 1 capital ratio	16.0%	15.7%	6.0%
Total capital ratio	19.1%	18.7%	8.0%
Tier 1 leverage ratio(3)	7.9%	7.9%	4.0%

(1)	Percentages represent minimum regulatory capital ratios for calendar year 2015 under U.S. Basel III.
(2)	On a fully phased-in basis by 2019, the Company will be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer, a G-SIB capital surcharge and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer. The capital conservation buffer, G-SIB capital surcharge, and countercyclical capital buffer, if any, apply over each of the Company’s Common Equity Tier 1, Tier 1 and Total risk-based capital ratios. For information on the recently adopted G-SIB capital surcharge, see “G-SIB Capital Surcharge” herein.
(3)	Tier 1 leverage ratio equals Tier 1 capital divided by the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

Beginning on January 1, 2015, for the Company to remain a financial holding company, its U.S. Subsidiary Banks must qualify as “well-capitalized” under the higher capital requirements of U.S. Basel III by maintaining a total risk-based capital ratio (total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a Common Equity Tier 1 risk-based capital ratio of at least 6.5%, and a Tier 1 leverage ratio (Tier 1 capital to average total consolidated assets minus certain amounts deducted from Tier 1 capital) of at least 5%. The Federal Reserve has not yet revised the “well-capitalized” standard for financial holding companies to reflect the higher capital standards in U.S. Basel III. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of the Company’s risk-based capital ratios and Tier 1 leverage ratio at June 30, 2015 would have exceeded the revised well-capitalized standard. The Federal Reserve may require the Company and its peer financial holding companies to maintain risk- and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

At June 30, 2015, the Company’s capital ratios calculated under the U.S. Basel III Advanced Approach were lower than those calculated under the U.S. Basel III Standardized Approach and therefore are the binding ratios for the Company as a result of the capital floor. At December 31, 2014, the Company’s capital ratios calculated under the U.S. Basel III Advanced Approach were lower than those calculated under the Standardized Approach, represented as the U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”. The table below presents the Company’s RWAs and regulatory capital ratios under the U.S. Basel III Advanced Approach transitional rules at June 30, 2015 and December 31, 2014.

	At June 30, 2015	At December 31, 2014
	(dollars in millions)
RWAs:
Credit risk	$172,666	$184,645
Market risk	104,338	121,363
Operational risk	140,703	150,000

Total RWAs	$417,707	$456,008

Capital ratios:
Common Equity Tier 1 ratio	14.0%	12.6%
Tier 1 capital ratio	15.7%	14.1%
Total capital ratio	18.7%	16.4%
Tier 1 leverage ratio	7.9%	7.9%
Adjusted average assets(1)	$836,607	$810,524

(1)	Beginning with the first quarter of 2015, in accordance with U.S. Basel III, adjusted average assets represent the denominator of the Tier 1 leverage ratio and were composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

The following table represents a roll-forward of the Company’s Common Equity Tier 1 capital, Additional Tier 1 capital and Tier 2 capital calculated under the U.S. Basel III Advanced Approach transitional rules from December 31, 2014 to June 30, 2015 (dollars in millions).

Common Equity Tier 1 capital:
Common Equity Tier 1 capital at December 31, 2014	$57,324
Change related to the following items:
Value of shareholders’ common equity	2,638
Net goodwill	(52)
Net intangible assets (other than goodwill and mortgage servicing assets)	(626)
Credit spread premium over risk-free rate for derivative liabilities	(24)
Net deferred tax assets	(547)
Debt valuation adjustment	79
Adjustments related to accumulated other comprehensive income	(97)
Expected credit loss that exceeds eligible credit reserves	(2)
Other deductions and adjustments	(27)

Common Equity Tier 1 capital at June 30, 2015	$58,666

Additional Tier 1 capital:
Additional Tier 1 capital at December 31, 2014	$6,858
New issuance of qualifying preferred stock	1,500
Change related to the following items:
Trust preferred securities	(1,734)
Nonredeemable noncontrolling interests	(315)
Net deferred tax assets	627
Credit spread premium over risk-free rate for derivative liabilities	367
Debt valuation adjustment	(275)
Expected credit loss that exceeds eligible credit reserves	20
Other adjustments and deductions	56

Additional Tier 1 capital at June 30, 2015	$7,104

Tier 1 capital (Common Equity Tier 1 capital plus Additional Tier 1 capital) at June 30, 2015	$65,770

Tier 2 capital:
Tier 2 capital at December 31, 2014	$10,790
Change related to the following items:
Subordinated debt	1,816
Trust preferred securities	(333)
Nonredeemable noncontrolling interests	9
Other adjustments and deductions	(21)

Tier 2 capital at June 30, 2015	$12,261

Total capital at June 30, 2015	$78,031

The following table summarizes the Company’s Common Equity Tier 1 capital, Additional Tier 1 capital and Tier 2 capital calculated under the U.S. Basel III Advanced Approach transitional rules at June 30, 2015 and December 31, 2014:

	At June 30, 2015	At December 31, 2014
	(dollars in millions)
Common Equity Tier 1 capital:
Common stock and surplus	$20,859	$21,503
Retained earnings	48,106	44,625
Accumulated other comprehensive (loss)	(1,447)	(1,248)
Regulatory adjustments and deductions:
Less: Net goodwill	(6,664)	(6,612)
Less: Net intangible assets (other than goodwill and mortgage servicing assets)	(1,258)	(632)
Less: Credit spread premium over risk-free rate for derivative liabilities	(185)	(161)
Less: Net deferred tax assets	(1,127)	(580)
Debt valuation adjustment	237	158
Adjustments related to accumulated other comprehensive income	365	462
Expected credit loss over eligible credit reserves	(12)	(10)
Other adjustments and deductions	(208)	(181)

Total Common Equity Tier 1 capital	$58,666	$57,324

Additional Tier 1 capital:
Preferred stock	$7,520	$6,020
Trust preferred securities	700	2,434
Nonredeemable noncontrolling interests	689	1,004
Regulatory adjustments and deductions:
Less: Net deferred tax assets	(1,691)	(2,318)
Less: Credit spread premium over risk-free rate for derivative liabilities	(277)	(644)
Debt valuation adjustment	355	630
Expected credit loss over eligible credit reserves	(19)	(39)
Other adjustments and deductions	(173)	(229)

Additional Tier 1 capital	$7,104	$6,858

Total Tier 1 capital	$65,770	$64,182

Tier 2 capital:
Subordinated debt	$10,155	$8,339
Trust preferred securities	2,101	2,434
Other qualifying amounts	36	27
Regulatory adjustments and deductions	(31)	(10)

Total Tier 2 capital	$12,261	$10,790

Total capital	$78,031	$74,972

The following table represents a roll-forward of the Company’s RWAs calculated under the U.S. Basel III Advanced Approach transitional rules from December 31, 2014 to June 30, 2015. The RWAs for each category in the table reflect both on- and off-balance sheet exposures, where appropriate (dollars in millions).

Credit risk RWAs:
Balance at December 31, 2014	$184,645
Change related to the following items:
Derivatives	(3,601)
Securities financing transactions	378
Other counterparty credit risk	(214)
Securitizations	(1,022)
Credit valuation adjustment	(2,602)
Investment securities	1,526
Loans	(1,750)
Cash	(79)
Equity investments	(3,518)
Other credit risk(1)	(1,097)

Total change in credit risk RWAs	$(11,979)

Balance at June 30, 2015	$172,666

Market risk RWAs:
Balance at December 31, 2014	$121,363
Change related to the following items:
Regulatory VaR	154
Regulatory stressed VaR	(1,346)
Incremental risk charge	(6,449)
Comprehensive risk measure	(1,128)
Specific risk:
Non-securitizations	(929)
Securitizations	(7,327)

Total change in market risk RWAs	$(17,025)

Balance at June 30, 2015	$104,338

Operational risk RWAs:
Balance at December 31, 2014	$150,000
Changes during the period(2)	(9,297)

Balance at June 30, 2015	$140,703

VaR—Value-at-Risk.

(1)	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions.
(2)	Amount reflects model recalibration related to residential mortgage litigation expense recorded in the fourth quarter of 2014.

Pro Forma Regulatory Capital Ratios.    The following table presents the Company’s pro forma estimates under the fully phased-in U.S. Basel III Advanced and Standardized Approaches at June 30, 2015:

	At June 30, 2015
	Fully Phased-In Basis Pro Forma Estimates
	U.S. Basel III Advanced Approach	U.S. Basel III Standardized Approach
	(dollars in millions)
Common Equity Tier 1 capital	$53,489	$53,489
RWAs	427,307	419,899
Common Equity Tier 1 ratio	12.5%	12.7%

These fully phased-in basis pro forma estimates are based on the Company’s current understanding of U.S. Basel III and other factors, which may be subject to change as the Company receives additional clarification and implementation guidance from the Federal Reserve relating to U.S. Basel III and as the interpretation of the regulation evolves over time. The fully phased-in basis pro forma Common Equity Tier 1 capital, RWAs and Common Equity Tier 1 risked-based capital ratio estimates are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that were not yet effective at June 30, 2015. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. See “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K for a discussion of risks and uncertainties that may affect the future results of the Company.

As of January 1, 2015, the Company is subject to the following minimum capital ratios under U.S. Basel III: Common Equity Tier 1 capital ratio of 4.5%; Tier 1 capital ratio of 6.0%; Total capital ratio of 8.0%; and Tier 1 leverage ratio of 4.0%. As of January 1, 2018, the Company will be subject to a supplementary leverage ratio requirement of 5.0%, which includes a Tier 1 supplementary leverage capital buffer of greater than 2.0% in addition to the 3.0% minimum supplementary leverage ratio (see “Supplementary Leverage Ratio” herein). In addition, on a fully phased-in basis by 2019, the Company will be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer. The capital conservation buffer and countercyclical capital buffer, if any, apply over each of the Company’s Common Equity Tier 1, Tier 1 and Total risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. In July 2015, the Federal Reserve issued a final rule imposing risk-based capital surcharges, which augment the capital conservation buffer, on U.S. bank holding companies that are identified as G-SIBs (see “G-SIB Capital Surcharge” herein).

G-SIB Capital Surcharge.

In July 2015, the Federal Reserve issued a final rule imposing risk-based capital surcharges on U.S. bank holding companies that are identified as G-SIBs, which include the Company. Under the final rule, a G-SIB must calculate its G-SIB capital surcharge under two methods and use the higher of the two surcharges. The first method considers the G-SIB’s size, interconnectedness, cross-jurisdictional activity, substitutability and complexity, which is generally consistent with the methodology developed by the Basel Committee. The second method uses similar inputs, but replaces substitutability with use of short-term wholesale funding and generally would result in higher surcharges than the first method. Under the final rule, the G-SIB capital surcharge must be satisfied using Common Equity Tier 1 capital and will function as an extension of the capital conservation buffer. The Federal Reserve has stated that, under the final rule and using the most recent available data, the estimated G-SIB surcharges will range from 1.0% to 4.5% of a GSIB’s RWAs. Under the Federal Reserve’s calculation for the Company, the Company’s G-SIB surcharge would be 3%. The surcharge will be phased in between January 1, 2016 and January 1, 2019.

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

The final rule also requires Advanced Approach banking organizations that have exited from the parallel run, including the Company, to incorporate the Advanced Approach into their capital planning and company-run stress tests beginning with the January 1, 2016 cycle. However, in July 2015, the Federal Reserve issued proposed revisions to its capital plan and stress test rules that would, among other things, indefinitely defer the use of the Advanced Approach, remove the Tier 1 common ratio requirement, and delay the incorporation of the supplementary leverage ratio until the 2017 cycle. In addition, the Federal Reserve has indicated that it is considering whether and, if so, how to incorporate the G-SIB capital surcharge in the CCAR and Dodd-Frank Act stress tests. In October 2014, the Federal Reserve revised its capital planning and stress testing regulations to, among other things, generally limit a large bank holding company’s ability to make capital distributions (other than scheduled payments on Additional Tier 1 and Tier 2 capital instruments) if the bank holding company’s net capital issuances are less than the amount indicated in its capital plan, and to shift the start and submission dates of the capital plan and stress test cycles beginning with the 2016 cycle.

The Dodd-Frank Act also requires each of the Company’s U.S. Subsidiary Banks to conduct an annual stress test. MSBNA submitted its 2015 annual company-run stress tests to the OCC in January 2015 and MSPBNA submitted its annual company-run stress tests to the OCC in March 2015. MSBNA published a summary of its stress test results on March 11, 2015, and MSPBNA published a summary of its stress test results on June 15, 2015. In June 2014, the OCC issued a proposed rule, among other things, to shift the timing of the annual stress testing cycle that applies to the Company’s U.S. Subsidiary Banks beginning with the 2016 cycle.

Supplementary Leverage Ratio.

Beginning on January 1, 2015, the Company and its U.S. Subsidiary Banks must publicly disclose their U.S. Basel III supplementary leverage ratio, which will become effective as a capital standard on January 1, 2018. By January 1, 2018, the Company must also maintain a Tier 1 supplementary leverage capital buffer of greater than 2% in addition to the 3% minimum supplementary leverage ratio (for a total of greater than 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. In addition, beginning in 2018, the Company’s U.S. Subsidiary Banks must maintain a supplementary leverage ratio of 6% to be considered “well-capitalized.”

The following table presents the Company’s total consolidated assets and consolidated daily average assets under U.S. GAAP, its total supplementary leverage exposure and its supplementary leverage ratio disclosures on a transitional basis under the U.S. Basel III rules:

At June 30, 2015
(dollars in millions)
Total assets	$825,755
Consolidated daily average assets(1)	$847,765
Adjustment for derivative exposures(2)	249,888
Adjustment for repo-style transactions(2)	19,075
Adjustment for off-balance sheet exposures(2)	60,693
Other adjustments(3)	(11,158)

Supplementary leverage exposure	$1,166,263

Supplementary leverage ratio(4)	5.6%

(1)	Amount is computed as the average daily balance of consolidated assets under U.S. GAAP during the calendar quarter.
(2)	Amount is computed as the arithmetic mean of the month-end balances over the calendar quarter.
(3)	Amount reflects adjustments to Tier 1 capital, including disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.
(4)	At June 30, 2015, supplementary leverage ratios calculated using Tier 1 capital and supplementary leverage exposures computed under U.S. Basel III on a transitional basis for the Company’s U.S. Subsidiary Banks were as follows: MSBNA: 7.1%; and MSPBNA: 11.1%.

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

The Company estimates its pro forma fully phased-in supplementary leverage ratio to be approximately 5.3% at June 30, 2015. This estimate utilizes a fully phased-in U.S. Basel III Tier 1 capital numerator and a denominator of approximately $1.16 trillion. The Company’s estimates are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what the Company’s supplementary leverage ratios, earnings, assets or exposures will actually be at future dates. See “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K for a discussion of risks and uncertainties that may affect the future results of the Company.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital framework, an internal capital adequacy measure. This framework is a risk-based and leverage use-of-capital measure, which is compared with the Company’s regulatory capital to ensure that the Company maintains an amount of going concern capital after absorbing potential losses from extreme stress events, where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Common Equity Tier 1 capital, aggregate Required Capital and Parent capital for the quarter ended June 30, 2015 were approximately $58.1 billion, $39.6 billion and $18.5 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including for example, supplementary leverage ratio and U.S. Basel III transitional deductions and adjustments expected to reduce the Company’s capital through 2018. The Company also holds Parent capital for organic growth, acquisitions and other capital needs.

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

The following table presents the Company’s business segments’ and the Parent’s average Common Equity Tier 1 capital and average common equity, which were calculated on a monthly basis:

	Three Months Ended June 30,
	2015		2014
	Average Common Equity Tier 1 Capital	Average Common Equity	Average Common Equity Tier 1 Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$33.3	$35.3	$32.5	$33.3
Wealth Management	4.9	11.3	5.5	11.5
Investment Management	1.4	2.3	2.1	3.1
Parent capital	18.5	18.3	16.8	16.7

Total	$58.1	$67.2	$56.9	$64.6

Resolution and Recovery Planning.

Pursuant to the Dodd-Frank Act, the Company is required to submit to the Federal Reserve and the FDIC an annual resolution plan that describes its strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure of the Company. The Company submitted its 2015 resolution plan in July 2015. For further information on the Company’s resolution and recovery planning, see “Business—Supervision and Regulation—Resolution and Recovery Planning” in Part I, Item 1 of the 2014 Form 10-K.

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

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending and financing arrangements, mortgage lending and margin lending at June 30, 2015 were approximately $156 billion. See Note 11 to the condensed consolidated financial statements in Item 1 for further information on commitments.

Effects of Inflation and Changes in Foreign Exchange Rates.

To the extent that an increased inflation outlook results in rising interest rates or has negative impacts on the valuation of financial instruments that exceed the impact on the value of the Company’s liabilities, it may adversely affect the Company’s financial position and profitability. A significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar, therefore, can affect the value of non-U.S. dollar net assets, revenues and expenses. For a further discussion of the effects of inflation and changes in foreign exchange rates on the Company’s business and financial results and strategies to mitigate potential exposures see “MD&A—Liquidity and Capital Resources—Effects of Inflation and Changes in Foreign Exchange Rates” in Part II, Item 7 of the 2014 Form 10-K.

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

VaR Methodology, Assumptions and Limitations.

For information regarding the Company’s VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk—VaR Methodology, Assumptions and Limitations” in Part II, Item 7A of the 2014 Form 10-K.

The Company utilizes the same VaR model for risk management purposes as well as for regulatory capital calculations. The Company’s VaR model has been approved by the Company’s regulators for use in regulatory capital calculations.

The portfolio of positions used for the Company’s VaR for risk management purposes (“Management VaR”) differs from that used for regulatory capital requirements (“Regulatory VaR”), as Management VaR contains certain positions that are excluded from Regulatory VaR. Examples include counterparty Credit Valuation Adjustments (“CVA”) and related hedges, as well as loans that are carried at fair value and associated hedges. Additionally, the Company’s Management VaR excludes certain risks contained in its Regulatory VaR, such as hedges to counterparty exposures related to the Company’s own credit spread.

Table 1 below presents the Management VaR for the Company’s Trading portfolio, on a period-end, quarterly average and quarterly high and low basis. The Credit Portfolio is disclosed as a separate category from the Primary Risk Categories, and includes counterparty CVA and related hedges, as well as loans that are carried at fair value and associated hedges.

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for the Quarter Ended June 30, 2015				95%/One-Day VaR for the Quarter Ended March 31, 2015
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$34	$35	$40	$28	$31	$32	$40	$29
Equity price	18	23	30	17	24	18	40	14
Foreign exchange rate	13	12	16	9	12	11	16	7
Commodity price	16	16	18	13	21	17	21	15
Less: Diversification benefit(1)(2)	(35)	(36)	N/A	N/A	(41)	(34)	N/A	N/A

Primary Risk Categories	$46	$50	$56	$44	$47	$44	$57	$38

Credit Portfolio	10	12	14	10	13	16	20	13
Less: Diversification benefit(1)(2)	(7)	(8)	N/A	N/A	(10)	(13)	N/A	N/A

Total Management VaR	$49	$54	$61	$47	$50	$47	$59	$42

N/A—Not Applicable

(1)	Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore, the diversification benefit is not an applicable measure.

The Company’s average Management VaR for the Primary Risk Categories for the quarter ended June 30, 2015 was $50 million compared with $44 million for the quarter ended March 31, 2015. The increase was primarily driven by increased equity exposure over the quarter.

The Company’s average Credit Portfolio VaR for the quarter ended June 30, 2015 was $12 million compared with $16 million for the quarter ended March 31, 2015. The decrease was primarily driven by reduced credit spread risk in lending.

The Company’s average Total Management VaR for the quarter ended June 30, 2015 was $54 million compared with $47 million for the quarter ended March 31, 2015. This increase was driven by the increased risk in Primary Risk Categories.

Distribution of VaR Statistics and Net Revenues for the quarter ended June 30, 2015.

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

Primary Risk Categories.

As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended June 30, 2015 was $50 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended June 30, 2015, which was in a range between $43 million and $55 million for approximately 97% of the trading days during the quarter.

The histogram below shows the distribution for the quarter ended June 30, 2015 of daily net trading revenues, including profits and losses from positions included in VaR for the Company’s businesses that comprise the Primary Risk Categories. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended June 30, 2015, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 9 days, of which no day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—Including the Primary Risk Categories and the Credit Portfolio.

As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended June 30, 2015 was $54 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for the quarter ended June 30, 2015, which was in a range between $47 million and $59 million for approximately 95% of trading days during the quarter.

The histogram below shows the distribution for the quarter ended June 30, 2015 of daily net trading revenues, including profits and losses from Primary Risk Categories, Credit Portfolio positions and intraday trading activities, for the Company’s Trading businesses. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended June 30, 2015, the Company experienced net trading losses on 6 days, of which no day was in excess of the 95%/one-day Total Management VaR.

Non-trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis covering substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Credit Spread.

The credit spread risk sensitivity of the counterparty exposure related to the Company’s own credit spread corresponded to an increase in value of approximately $6 million and $7 million for each 1 basis point widening in the Company’s credit spread level at June 30, 2015 and March 31, 2015, respectively.

Funding Liabilities.

The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $11 million and $10 million for each 1 basis point widening in the Company’s credit spread level at June 30, 2015 and March 31, 2015, respectively.

Interest Rate Risk Sensitivity.

The table below presents the estimated impact of selected hypothetical instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for the Company’s U.S. Subsidiary Banks. These shocks are applied to the Company’s 12-month forecast for its U.S. Subsidiary Banks, which incorporates market expectations of interest rates and the Company’s forecasted business activity, including its deposit deployment strategy and asset-liability management hedges. Thus, the impacts are incremental to that forecast, and additionally, do not reflect the impact of the repricing of assets and liabilities beyond 12 months. The Company does not manage to any single rate scenario, but rather manages net interest income in its U.S. Subsidiary Banks to optimize across a range of possible outcomes.

	+200 Basis Points	+100 Basis Points	-100 Basis Points
	(dollars in millions)
Impact on the Company’s U.S. Subsidiary Banks’ net interest income:
At June 30, 2015	$280	$121	$(391)
At March 31, 2015	35	94	(408)
Investments.

The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values.

	10% Sensitivity
Investments	At June 30, 2015	At March 31, 2015
	(dollars in millions)
Investments related to Investment Management activities:
Hedge fund investments	$103	$106
Private equity and infrastructure funds	104	134
Real estate funds	137	146
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	141	148
Other Company investments	196	189

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

The following tables present the Company’s loan portfolio by funded loan type within its Institutional Securities and Wealth Management business segments at June 30, 2015 and December 31, 2014.

	At June 30, 2015
	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total
	(dollars in millions)
Corporate loans	$8,000	$8,353	$6,012	$22,365
Consumer loans	—	—	19,462	19,462
Residential real estate loans	—	—	18,232	18,232
Wholesale real estate loans	—	6,365	—	6,365

Loans held for investment, net of allowance	8,000	14,718	43,706	66,424

Corporate loans	7,357	1,133	—	8,490
Residential real estate loans	—	45	122	167
Wholesale real estate loans	—	812	—	812

Loans held for sale	7,357	1,990	122	9,469

Corporate loans	273	6,718	—	6,991
Residential real estate loans	—	1,939	—	1,939
Wholesale real estate loans	—	3,177	—	3,177

Loans held at fair value	273	11,834	—	12,107

Total loans(4)	$15,630	$28,542	$43,828	$88,000

	At December 31, 2014
	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total
	(dollars in millions)
Corporate loans	$7,957	$6,161	$5,423	$19,541
Consumer loans	—	—	16,574	16,574
Residential real estate loans	—	—	15,727	15,727
Wholesale real estate loans	—	5,277	—	5,277

Loans held for investment, net of allowance	7,957	11,438	37,724	57,119

Corporate loans	7,801	399	—	8,200
Residential real estate loans	—	16	98	114
Wholesale real estate loans	—	1,144	—	1,144

Loans held for sale	7,801	1,559	98	9,458

Corporate loans	483	6,610	—	7,093
Residential real estate loans	—	1,682	—	1,682
Wholesale real estate loans	—	3,187	—	3,187

Loans held at fair value	483	11,479	—	11,962

Total loans(4)	$16,241	$24,476	$37,822	$78,539

(1)	In addition to loans, at June 30, 2015, and December 31, 2014 there were $85.8 billion and $82.0 billion of unfunded lending commitments, respectively.

(2)	In addition to loans, at June 30, 2015, and December 31, 2014 there were $6.7 billion and $5.2 billion of unfunded lending commitments, respectively.
(3)	In addition to loans, at June 30, 2015, and December 31, 2014 there were $5.6 billion and $5.0 billion of unfunded lending commitments, respectively.
(4)	Amounts exclude customer margin loans outstanding of $30.8 billion and $29.0 billion and employee loans outstanding of $4.9 billion and $5.1 billion at June 30, 2015, and December 31, 2014, respectively. See Notes 5 and 7 to the Company’s condensed consolidated financial statements in Item 1 for further information.

At June 30, 2015 and December 31, 2014, the allowance for loan losses related to funded loans that were accounted for as held for investment was $169 million and $149 million, respectively, and the allowance for commitment losses related to unfunded lending commitments that were accounted for as held for investment was $157 million and $149 million, respectively. The aggregate allowance for loan and commitment losses for funded and unfunded loans increased over the six months ended June 30, 2015 due primarily to the growth in the portfolios, and reflects the high quality of the Company’s lending portfolios resulting from strong credit risk management. See Note 7 to the Company’s condensed consolidated financial statements in Item 1 for further information.

Institutional Securities Corporate Lending Activities.    For a discussion of the Company’s Institutional Securities corporate lending activities, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Institutional Securities Corporate Lending Activities” in Part II, Item 7A of the 2014 Form 10-K.

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

The following tables present the Company’s Institutional Securities Corporate Lending Commitments and Funded Loans at June 30, 2015 and December 31, 2014.

	At June 30, 2015
	Years to Maturity
Credit Rating(1)	Less than 1	1-3	3-5	Over 5	Total(2)(3)
	(dollars in millions)
AAA	$286	$24	$50	$—	$360
AA	3,986	3,836	4,316	—	12,138
A	2,413	4,439	12,279	357	19,488
BBB	3,203	9,339	21,541	885	34,968

Investment grade	9,888	17,638	38,186	1,242	66,954
Non-investment grade	2,507	8,603	19,904	3,121	34,135

Total	$12,395	$26,241	$58,090	$4,363	$101,089

	At December 31, 2014
	Years to Maturity
Credit Rating(1)	Less than 1	1-3	3-5	Over 5	Total(2)(3)
	(dollars in millions)
AAA	$275	$74	$37	$—	$386
AA	3,760	2,764	4,580	—	11,104
A	2,135	4,534	12,029	173	18,871
BBB	3,350	9,303	22,424	1,503	36,580

Investment grade	9,520	16,675	39,070	1,676	66,941
Non-investment grade	2,034	7,222	17,755	4,050	31,061

Total	$11,554	$23,897	$56,825	$5,726	$98,002

(1)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(2)	For syndications led by the Company, lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that the Company participates in and does not lead, lending commitments accepted by the borrower but not yet closed include only the amount that the Company expects it will be allocated from the lead syndicate bank.
(3)	Amounts include the fair value adjustment of $0.3 billion related to the Company’s unfunded lending commitments at both June 30, 2015 and December 31. 2014.

At June 30, 2015 and December 31, 2014, the aggregate amount of investment grade funded loans was $7.0 billion and $6.3 billion, respectively, and the aggregate amount of non-investment grade funded loans was $8.6 billion and $9.9 billion, respectively. In connection with these corporate lending activities (which include both corporate funded and unfunded lending commitments), the Company had hedges (which included “single name,” “sector” and “index” hedges) with a notional amount of $13.5 billion related to the total corporate lending exposure of $101.1 billion at June 30, 2015 and with a notional amount of $12.9 billion related to the total corporate lending exposure of $98.0 billion at December 31, 2014. At June 30, 2015 and December 31, 2014, there were no significant loans and lending commitments held for investment under non-accrual status within Corporate Lending, as no significant loans or lending commitments were past due or had payments that were in doubt.

“Event-Driven” Loans and Lending Commitments at June 30, 2015.

Included in the total corporate lending exposure amounts in the table above at June 30, 2015 were “event-driven” exposures of $15.2 billion composed of funded loans of $4.5 billion and lending commitments of $10.7 billion. Included in the “event-driven” exposure at June 30, 2015 were $11.8 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of these “event-driven” loans and lending commitments at June 30, 2015 were as follows: 24% will mature in less than 1 year, 16% will mature within 1 to 3 years, 41% will mature within 3 to 5 years and 19% will mature in over 5 years.

Industry Exposure—Corporate Lending.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed below.

The following table presents the Company’s Institutional Securities credit exposure from its primary Corporate Lending Commitments and Funded Loans by industry:

Industry	At June 30, 2015	At December 31, 2014
	(dollars in millions)
Energy	$15,613	$14,056
Consumer discretionary	11,358	10,214
Utilities	10,763	11,717
Industrials	10,585	9,134
Funds, exchanges and other financial services(1)	8,804	9,277
Information technology	8,767	7,572
Healthcare	8,736	9,707
Consumer staples	7,340	7,320
Materials	5,293	5,259
Real Estate	4,891	4,616
Telecommunications services	4,764	4,335
Other	4,175	4,795

Total	$101,089	$98,002

(1)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.

Institutional Securities Other Lending Activities.    In addition to the primary corporate lending activities described above, the Company’s Institutional Securities business segment engages in other lending activities. These activities include commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to equities and commodities customers and loans to municipalities. At June 30, 2015 and December 31, 2014, there were no significant loans and lending commitments held for investment under non-accrual status as no significant loans or lending commitments were past due or had payments that were in doubt.

The following tables present the Company’s Institutional Securities business segment’s other lending activities by remaining contract maturity:

	At June 30, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Corporate loans	$4,573	$6,641	$2,895	$2,095	$16,204
Residential real estate loans	—	33	—	1,951	1,984
Wholesale real estate loans	747	4,128	2,781	2,698	10,354

Total	$5,320	$10,802	$5,676	$6,744	$28,542

	At December 31, 2014
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Corporate loans	$4,231	$4,826	$1,884	$2,229	$13,170
Residential real estate loans	—	43	—	1,655	1,698
Wholesale real estate loans	100	5,060	2,112	2,336	9,608

Total	$4,331	$9,929	$3,996	$6,220	$24,476

In addition, Institutional Securities other lending activities include margin lending, which allows the client to borrow against the value of qualifying securities. At June 30, 2015 and December 31, 2014, Institutional Securities margin lending of $16.1 billion and $15.3 billion, respectively, were classified within Customer and other receivables in the Company’s condensed consolidated statements of financial condition.

Wealth Management Lending Activities.    The principal Wealth Management lending activities include securities-based lending and residential real estate loans. The following tables present the Company’s Wealth Management business segment lending activities by remaining contract maturity:

	At June 30, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$22,990	$921	$881	$682	$25,474
Residential real estate loans	—	—	19	18,335	18,354

Total	$22,990	$921	$900	$19,017	$43,828

	At December 31, 2014
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$19,408	$1,071	$750	$768	$21,997
Residential real estate loans	—	—	—	15,825	15,825

Total	$19,408	$1,071	$750	$16,593	$37,822

Securities-based lending provided to the Company’s retail clients is primarily conducted through the Company’s PLA platform which had an outstanding funded loan balance of $22.2 billion and $19.1 billion at June 30, 2015 and December 31, 2014, respectively. These loans allow the client to borrow money against the value of qualifying securities for any purpose other than purchasing securities. For a further discussion on the Company’s credit lines against the value of qualifying securities see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Wealth Management Lending Activities” in Part II, Item 7A of the 2014 Form 10-K.

Residential real estate loans consist of first and second lien mortgages, including home equity lines of credit (“HELOC”) loans. The vast majority of mortgage and HELOC loans are held for investment in the Company’s Wealth Management business segment’s loan portfolio. For a discussion of the Company’s residential real estate loan evaluation process see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Wealth Management Lending Activities” in Part II, Item 7A of the 2014 Form 10-K.

For the six months ended June 30, 2015, loans and lending commitments associated with the Company’s Wealth Management business segment lending activities increased by approximately 15%, mainly due to growth in PLA and residential real estate loans. At June 30, 2015 and December 31, 2014, approximately 99.9% of the Company’s Wealth Management business segment lending activities held for investment were current; while approximately 0.1% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Company’s Wealth Management business segment also provides margin lending to clients and had an outstanding balance of $14.7 billion and $13.7 billion at June 30, 2015 and December 31, 2014, respectively, which were classified within Customer and other receivables within the Company’s condensed consolidated statements of financial condition.

In addition, the Company’s Wealth Management business segment has employee loans that are granted primarily in conjunction with programs established by the Company to recruit and retain certain employees. These loans, recorded in Customer and other receivables in the Company’s condensed consolidated statements of financial condition, are full recourse, require periodic payments and have repayment terms ranging from 2 to 12 years. The Company establishes an allowance for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense.

Credit Exposure—Derivatives.

For a discussion of the Company’s credit exposure to derivative contracts, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Credit Exposure—Derivatives” in Part II, Item 7A of the 2014 Form 10-K.

The following tables summarize the key characteristics of the Company’s credit derivative portfolio by counterparty type at June 30, 2015 and December 31, 2014. The fair values shown are before the application of contractual netting or collateral. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 10 to the Company’s condensed consolidated financial statements in Item 1.

	At June 30, 2015
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$19,421	$19,207	$214	$624,532	$580,008
Insurance and other financial institutions	5,431	5,734	(303)	208,306	211,210
Non-financial entities	87	112	(25)	4,904	3,142

Total	$24,939	$25,053	$(114)	$837,742	$794,360

	At December 31, 2014
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$25,452	$25,323	$129	$712,466	$687,155
Insurance and other financial institutions	6,639	6,697	(58)	216,489	217,201
Non-financial entities	91	89	2	5,049	3,706

Total	$32,182	$32,109	$73	$934,004	$908,062

(1)	The Company’s CDS are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 4% of receivable fair values and 7% of payable fair values represented Level 3 amounts at June 30, 2015 and December 31, 2014, respectively (see Note 3 to the condensed consolidated financial statements in Item 1).

Industry Exposure—OTC Derivative Products.    The Company also monitors its credit exposure to individual industries for current exposure arising from the Company’s OTC derivative contracts.

The following table shows the Company’s OTC derivative products at fair value by industry:

Industry	At June 30, 2015	At December 31, 2014
	(dollars in millions)
Utilities	$3,444	$3,797
Banks and securities firms	2,749	3,297
Industrials	1,772	2,278
Funds, exchanges and other financial services(1)	1,617	2,321
Healthcare	1,364	1,365
Regional governments	1,256	1,603
Energy	912	575
Special purpose vehicles	859	1,089
Sovereign governments	817	889
Not-for-profit organizations	768	905
Real Estate	649	761
Consumer staples	516	650
Other	2,624	2,697

Total(2)	$19,347	$22,227

(1)	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses and diversified financial services.
(2)	For further information on derivative instruments and hedging activities, see Note 10 to the Company’s condensed consolidated financial statements in Item 1.

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

Country Risk Exposure.

Country risk exposure is the risk that uncertainties arising from the economic, social, security and political conditions within a foreign country (any country other than the U.S.) will adversely affect the ability of the sovereign government and/or obligors within the country to honor their obligations to the Company. The Company actively manages country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows the Company to effectively identify, monitor and limit country risk. For a further discussion of the Company’s country risk exposure see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure” in Part II, Item 7A of the 2014 Form 10-K.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows the Company’s ten largest non-U.S. country risk net exposures at June 30, 2015. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$371	$70	$—	$—	$441	$(116)	$325
Non-sovereigns	2,038	10,767	2,202	7,083	22,090	(1,550)	20,540

Subtotal	$2,409	$10,837	$2,202	$7,083	$22,531	$(1,666)	$20,865

France:
Sovereigns	$217	$—	$—	$—	$217	$—	$217
Non-sovereigns	317	2,764	256	2,326	5,663	(1,064)	4,599

Subtotal	$534	$2,764	$256	$2,326	$5,880	$(1,064)	$4,816

Germany:
Sovereigns	$1,342	$110	$—	$—	$1,452	$(1,808)	$(356)
Non-sovereigns	321	2,773	303	3,428	6,825	(1,811)	5,014

Subtotal	$1,663	$2,883	$303	$3,428	$8,277	$(3,619)	$4,658

China:
Sovereigns	$793	354	—	—	$1,147	$(70)	$1,077
Non-sovereigns	1,764	483	920	317	3,484	(71)	3,413

Subtotal	$2,557	$837	$920	$317	$4,631	$(141)	$4,490

Brazil:
Sovereigns	$3,324	$—	$—	$—	$3,324	$(10)	$3,314
Non-sovereigns	(90)	372	1,093	210	1,585	(627)	958

Subtotal	$3,234	$372	$1,093	$210	$4,909	$(637)	$4,272

Canada:
Sovereigns	$27	$94	$—	$—	$121	$—	$121
Non-sovereigns	308	1,864	201	1,554	3,927	(136)	3,791

Subtotal	$335	$1,958	$201	$1,554	$4,048	$(136)	$3,912

Singapore:
Sovereigns	$2,567	$244	$—	$—	$2,811	$—	$2,811
Non-sovereigns	107	346	54	122	629	(36)	593

Subtotal	$2,674	$590	$54	$122	$3,440	$(36)	$3,404

Australia:
Sovereigns	$74	$16	$—	$—	$90	$—	$90
Non-sovereigns	602	580	294	980	2,456	(195)	2,261

Subtotal	$676	$596	$294	$980	$2,546	$(195)	$2,351

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Funded Lending	Unfunded Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
Netherlands:
Sovereigns	$(32)	$—	$—	$—	$(32)	$(43)	$(75)
Non-sovereigns	395	613	113	1,372	2,493	(289)	2,204

Subtotal	$363	$613	$113	$1,372	$2,461	$(332)	$2,129

Italy:
Sovereigns	$124	$(20)	$—	$—	$104	$19	$123
Non-sovereigns	682	603	9	685	1,979	(149)	1,830

Subtotal	$806	$583	$9	$685	$2,083	$(130)	$1,953

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At June 30, 2015, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for those countries were $(233.0) billion, $230.5 billion and $(2.6) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” in Part II, Item 7A, “quantitative and Qualitative Disclosures about Market Risk-Credit Risk” in the 2014 Form 10-K.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At June 30, 2015, the benefit of collateral received against counterparty credit exposure was $9.9 billion in the U.K., with 97% of collateral consisting of cash, U.S. and U.K. government obligations, and $10.8 billion in Germany with 97% of collateral consisting of cash and government obligations of Spain, France and Belgium. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $12.3 billion, with collateral primarily consisting of cash, Germany, France and Netherlands government obligations. These amounts do not include collateral received on secured financing transactions.
(4)	Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and funded lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at June 30, 2015, the Company had exposure to these countries for overnight deposits with banks of approximately $6.4 billion.

Item 4.	Controls and Procedures.

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

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30, 2015
	Average Daily Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$86,632	$466	2.2%
Non-U.S.	134,452	89	0.3
Investment securities:
U.S.	71,668	238	1.3
Loans:
U.S.	72,960	526	2.9
Non-U.S.	239	3	5.1
Interest bearing deposits with banks:
U.S.	17,637	14	0.3
Non-U.S.	946	8	3.4
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	174,981	(182)	(0.4)
Non-U.S.	76,904	(18)	(0.1)
Customer receivables and Other(3):
U.S.	54,343	99	0.7
Non-U.S.	31,137	143	1.9

Total	$721,899	$1,386	0.8%

Non-interest earning assets	125,866

Total assets	$847,765

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$134,566	$16	—%
Non-U.S.	1,884	1	0.2
Short-term borrowings(4):
U.S.	1,157	—	—
Non-U.S.	1,361	5	1.5
Long-term borrowings(4):
U.S.	149,950	907	2.5
Non-U.S.	7,441	8	0.4
Trading liabilities(1):
U.S.	19,703	—	—
Non-U.S.	66,074	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	59,501	94	0.6
Non-U.S.	40,621	141	1.4
Customer payables and Other(6):
U.S.	53,206	(483)	(3.7)
Non-U.S.	124,827	(1)	—

Total	$660,291	$688	0.4

Non-interest bearing liabilities and equity	187,474

Total liabilities and equity	$847,765

Net interest income and net interest rate spread		$698	0.4%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30, 2014
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$101,440	$417	1.7%
Non-U.S.	118,709	111	0.4
Investment securities:
U.S.	62,007	150	1.0
Loans:
U.S.	50,565	346	2.8
Non-U.S.	406	12	12.0
Interest bearing deposits with banks:
U.S.	33,763	16	0.2
Non-U.S.	6,981	8	0.5
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	178,601	(145)	(0.3)
Non-U.S.	85,654	18	0.1
Customer receivables and Other(3):
U.S.	69,365	167	1.0
Non-U.S.	15,150	150	4.0

Total	$722,641	$1,250	0.7%

Non-interest earning assets	112,784

Total assets	$835,425

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$117,278	$17	0.1%
Non-U.S.	214	—	—
Short-term borrowings(4):
U.S.	1,013	—	—
Non-U.S.	799	2	1.0
Long-term borrowings(4):
U.S.	142,372	915	2.6
Non-U.S.	8,721	15	0.7
Trading liabilities(1):
U.S.	24,638	—	—
Non-U.S.	57,880	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	89,703	136	0.6
Non-U.S.	58,904	167	1.1
Customer payables and Other(6):
U.S.	119,892	(321)	(1.1)
Non-U.S.	49,131	52	0.4

Total	$670,545	$983	0.6

Non-interest bearing liabilities and equity	164,880

Total liabilities and equity	$835,425

Net interest income and net interest rate spread		$267	0.1%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30, 2015
	Average Daily Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$88,677	$947	2.2%
Non-U.S.	125,895	202	0.3
Investment securities:
U.S.	71,495	438	1.2
Loans:
U.S.	69,845	995	2.9
Non-U.S.	258	9	7.1
Interest bearing deposits with banks:
U.S.	19,659	31	0.3
Non-U.S.	1,032	14	2.8
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	166,354	(336)	(0.4)
Non-U.S.	84,918	31	0.1
Customer receivables and Other(3):
U.S.	59,859	270	0.9
Non-U.S.	26,379	269	2.1

Total	$714,371	$2,870	0.8%

Non-interest earning assets	128,876

Total assets	$843,247

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$133,728	$33	0.1%
Non-U.S.	1,646	2	0.2
Short-term borrowings(4):
U.S.	1,158	—	—
Non-U.S.	1,137	9	1.6
Long-term borrowings(4):
U.S.	148,980	1,824	2.5
Non-U.S.	7,892	17	0.4
Trading liabilities(1):
U.S.	19,820	—	—
Non-U.S.	62,582	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	64,010	225	0.7
Non-U.S.	36,598	318	1.8
Customer payables and Other(6):
U.S.	57,825	(864)	(3.0)
Non-U.S.	120,318	12	—

Total	$655,694	$1,576	0.5

Non-interest bearing liabilities and equity	187,553

Total liabilities and equity	$843,247

Net interest income and net interest rate spread		$1,294	0.3%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30, 2014
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$105,660	$810	1.6%
Non-U.S.	117,122	219	0.4
Investment securities:
U.S.	58,719	288	1.0
Loans:
U.S.	47,070	703	3.0
Non-U.S.	396	27	13.8
Interest bearing deposits with banks:
U.S.	38,912	40	0.2
Non-U.S.	6,854	19	0.6
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	175,119	(218)	(0.3)
Non-U.S.	85,169	82	0.2
Customer receivables and Other(3):
U.S.	69,524	329	1.0
Non-U.S.	15,597	294	3.8

Total	$720,142	$2,593	0.7%

Non-interest earning assets	113,698

Total assets	$833,840

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$115,793	$30	0.1%
Non-U.S.	194	—	—
Short-term borrowings(4):
U.S.	880	—	—
Non-U.S.	647	2	0.6
Long-term borrowings(4):
U.S.	143,115	1,838	2.6
Non-U.S.	8,537	27	0.6
Trading liabilities(1):
U.S.	24,898	—	—
Non-U.S.	56,344	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	95,941	277	0.6
Non-U.S.	61,331	352	1.2
Customer payables and Other(6):
U.S.	114,789	(608)	(1.1)
Non-U.S.	46,749	100	0.4

Total	$669,218	$2,018	0.6

Non-interest bearing liabilities and equity	164,622

Total liabilities and equity	$833,840

Net interest income and net interest rate spread		$575	0.1%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.
(2)	Includes fees paid on Securities borrowed.
(3)	Includes interest from Customer receivables and Other interest earning assets.
(4)	The Company also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 3).
(5)	Includes fees received on Securities loaned.
(6)	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading Assets:
U.S.	$(61)	$110	$49
Non-U.S.	15	(37)	(22)
Investment securities:
U.S.	23	65	88
Loans:
U.S.	153	27	180
Non-U.S.	(5)	(4)	(9)
Interest bearing deposits with banks:
U.S.	(8)	6	(2)
Non-U.S.	(7)	7	—
Securities purchased under agreements to resell and Securities borrowed:
U.S.	3	(40)	(37)
Non-U.S.	(2)	(34)	(36)
Customer receivables and Other:
U.S.	(36)	(32)	(68)
Non-U.S.	158	(165)	(7)

Change in interest income	$233	$(97)	$136

Interest bearing liabilities
Deposits:
U.S.	$3	$(4)	$(1)
Non-U.S.	—	1	1
Short-term borrowings:
U.S.	—	—	—
Non-U.S.	1	2	3
Long-term borrowings:
U.S.	49	(57)	(8)
Non-U.S.	(2)	(5)	(7)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(46)	4	(42)
Non-U.S.	(52)	26	(26)
Customer payables and Other:
U.S.	179	(341)	(162)
Non-U.S.	80	(133)	(53)

Change in interest expense	$212	$(507)	$(295)

Change in net interest income	$21	$410	$431

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(130)	$267	$137
Non-U.S.	16	(33)	(17)
Investment securities:
U.S.	63	87	150
Loans:
U.S.	340	(48)	292
Non-U.S.	(9)	(9)	(18)
Interest bearing deposits with banks:
U.S.	(20)	11	(9)
Non-U.S.	(16)	11	(5)
Securities purchased under agreements to resell and Securities borrowed:
U.S.	11	(129)	(118)
Non-U.S.	—	(51)	(51)
Customer receivables and Other:
U.S.	(46)	(13)	(59)
Non-U.S.	203	(228)	(25)

Change in interest income	$412	$(135)	$277

Interest bearing liabilities
Deposits:
U.S.	$5	$(2)	$3
Non-U.S.	—	2	2
Short-term borrowings:
U.S.	—	—	—
Non-U.S.	2	5	7
Long-term borrowings:
U.S.	75	(89)	(14)
Non-U.S.	(2)	(8)	(10)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(92)	40	(52)
Non-U.S.	(142)	108	(34)
Customer payables and Other:
U.S.	302	(558)	(256)
Non-U.S.	157	(245)	(88)

Change in interest expense	$305	$(747)	$(442)

Change in net interest income	$107	$612	$719

Part II—Other Information.

Item 1.	Legal Proceedings.

The following new matters and developments have occurred since previously reporting certain matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the “First Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K and Part II, Item 1 of the First Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On July 2, 2015, the court in Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. granted final approval of the parties’ agreement to settle the litigation.

Other Litigation.

On May 21, 2015, the plaintiffs in Phoenix Light SF Limited et al v. Morgan Stanley et al. filed a notice of appeal of the court’s April 23, 2015 order granting the Company’s motion to dismiss the amended complaint.

On May 22, 2015, the defendants in Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. filed joint motions for partial summary judgment on certain common issues, and the Company filed a motion to exclude and for individual summary judgment on July 10, 2015.

On May 27, 2015, the court in National Credit Union Administration Board v. Morgan Stanley & Co. Incorporated, et al., pending in the United States District Court for the District of Kansas, denied plaintiff’s motion seeking reconsideration of the court’s December 27, 2013 order granting defendants’ motion to dismiss in substantial part. On June 16, 2015, plaintiff filed a motion seeking entry of partial final judgment, or in the alternative, certification of the question for interlocutory appeal pursuant to 28 U.S.C. § 1292(b), which was denied on July 21, 2015.

On May 29, 2015, the defendants in Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Citigroup Mortgage Loan Trust Inc. et al. filed a motion to dismiss or in the alternative motion for summary judgment with respect to the plaintiffs’ claims in their entirety.

On June 8, 2015, the parties in Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. reached an agreement to settle the litigation.

On June 17, 2015, the court in Commerzbank AG London Branch v. UBS AG et al. granted defendants’ motion to dismiss the complaint.

On July 2, 2015, the parties in the Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. actions reached an agreement to settle the litigation.

On July 21, 2015, the court in HSH Nordbank AG et al. v. Morgan Stanley et al. granted in part and denied in part the Company’s motion to dismiss the complaint.

On July 28, 2015, the parties in Bank Hapoalim B.M. v. Morgan Stanley et al. reached an agreement to settle the litigation.

Currency Related Matters.

Regulatory and Governmental Matters.

The Company is responding to a number of regulatory and governmental inquiries both in the United States and abroad related to its foreign exchange business. In addition, on June 29, 2015, the Company and a number of other financial institutions were named as respondents in a proceeding before Brazil’s Council for Economic Defense related to alleged anticompetitive activity in the foreign exchange market for the Brazilian Real.

Class Action Litigation.

Beginning in December 2013, several foreign exchange dealers (including the Company and certain affiliates) were named as defendants in multiple purported antitrust class actions most of which have now been consolidated into a single proceeding in the United States District Court for the Southern District of New York styled In Re Foreign Exchange Benchmark Rates Antitrust Litigation. On July 16, 2015, plaintiffs filed an amended complaint generally alleging that defendants engaged in a conspiracy to fix, maintain or make artificial prices for key benchmark rates, to manipulate bid/ask spreads, and, by their behavior in the over-the-counter market, to thereby cause corresponding manipulation in the foreign exchange futures market. Plaintiffs seek declaratory relief as well as treble damages in an unspecified amount.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2015.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(April 1, 2015—April 30, 2015)

Share Repurchase Program(A)	2,010,143	$37.22	2,010,143	$3,110
Employee Transactions(B)	144,246	$36.60	—	—

Month #2
(May 1, 2015—May 31, 2015)

Share Repurchase Program(A)	7,423,272	$37.78	7,423,272	$2,830
Employee Transactions(B)	29,761	$37.93	—	—

Month #3
(June 1, 2015—June 30, 2015)

Share Repurchase Program(A)	6,877,222	$39.22	6,877,222	$2,560
Employee Transactions(B)	57,068	$38.42	—	—

Total

Share Repurchase Program(A)	16,310,637	$38.32	16,310,637	$2,560
Employee Transactions(B)	231,075	$37.22	—	—

(A)	The Company’s Board of Directors has authorized the repurchase of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In March 2015, the Company received no objection from the Federal Reserve to repurchase up to $3.1 billion of the Company’s outstanding common stock that began in the second quarter of 2015 through the end of the second quarter of 2016 under the Company’s 2015 capital plan. During the quarter ended June 30, 2015, the Company repurchased approximately $625 million of the Company’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units; and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate and may be suspended at any time.

Item 6.	Exhibits.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: August 4, 2015

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended June 30, 2015

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated August 4, 2015, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income—Three Months and Six Months Ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months and Six Months Ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Changes in Total Equity—Six Months Ended June 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1