Form 10-Q
period 2015-09-30
MORGAN STANLEY
filed 2015-11-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 1,936,223,959 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2015

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

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Investment banking	$1,313	$1,551	$4,284	$4,492
Trading	2,026	2,448	8,649	7,926
Investments	(119)	138	408	724
Commissions and fees	1,115	1,124	3,459	3,478
Asset management, distribution and administration fees	2,732	2,716	8,155	7,886
Other	(62)	373	406	873

Total non-interest revenues	7,005	8,350	25,361	25,379

Interest income	1,451	1,384	4,321	3,977
Interest expense	689	827	2,265	2,845

Net interest	762	557	2,056	1,132

Net revenues	7,767	8,907	27,417	26,511

Non-interest expenses:
Compensation and benefits	3,437	4,214	12,366	12,720
Occupancy and equipment	341	350	1,034	1,069
Brokerage, clearing and exchange fees	485	437	1,435	1,338
Information processing and communications	447	396	1,300	1,231
Marketing and business development	158	160	487	472
Professional services	576	522	1,660	1,506
Other	849	608	2,079	1,653

Total non-interest expenses	6,293	6,687	20,361	19,989

Income from continuing operations before income taxes	1,474	2,220	7,056	6,522
Provision for income taxes	423	463	1,704	1,263

Income from continuing operations	1,051	1,757	5,352	5,259

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(4)	(8)	(13)	(11)
Provision for (benefit from) income taxes	(2)	(3)	(4)	(5)

Income (loss) from discontinued operations	(2)	(5)	(9)	(6)

Net income	$1,049	$1,752	$5,343	$5,253
Net income applicable to nonredeemable noncontrolling interests	31	59	124	156

Net income applicable to Morgan Stanley	$1,018	$1,693	$5,219	$5,097
Preferred stock dividends and other	79	64	301	199

Earnings applicable to Morgan Stanley common shareholders	$939	$1,629	$4,918	$4,898

Earnings per basic common share:
Income from continuing operations	$0.49	$0.85	$2.57	$2.55
Income (loss) from discontinued operations	—	—	—	(0.01)

Earnings per basic common share	$0.49	$0.85	$2.57	$2.54

Earnings per diluted common share:
Income from continuing operations	$0.48	$0.83	$2.52	$2.49
Income (loss) from discontinued operations	—	—	(0.01)	—

Earnings per diluted common share	$0.48	$0.83	$2.51	$2.49

Dividends declared per common share	$0.15	$0.10	$0.40	$0.25
Average common shares outstanding:
Basic	1,904,213,493	1,922,995,835	1,915,807,606	1,925,172,108

Diluted	1,949,281,601	1,970,922,473	1,957,544,581	1,970,091,170

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,049	$1,752	$5,343	$5,253
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$(61)	$(327)	$(249)	$(175)
Change in net unrealized gains (losses) on available for sale securities(2)	100	(102)	72	134
Pension, postretirement and other(3)	4	(15)	3	(7)

Total other comprehensive income (loss)	$43	$(444)	$(174)	$(48)

Comprehensive income	$1,092	$1,308	$5,169	$5,205
Net income applicable to nonredeemable noncontrolling interests	31	59	124	156
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	15	(62)	(3)	(26)

Comprehensive income applicable to Morgan Stanley	$1,046	$1,311	$5,048	$5,075

(1)	Amounts include provision for (benefit from) income taxes of $30 million and $249 million for the quarters ended September 30, 2015 and 2014, respectively, and $150 million and $137 million for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Amounts include provision for (benefit from) income taxes of $57 million and $(70) million for the quarters ended September 30, 2015 and 2014, respectively, and $41 million and $92 million for the nine months ended September 30, 2015 and 2014, respectively.
(3)	Amounts include provision for (benefit from) income taxes of $(2) million and $(7) million for the quarters ended September 30, 2015 and 2014, respectively, and $(2) million and $(4) million for the nine months ended September 30, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Financial Condition

(dollars in millions, except share data)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks ($13 and $45 at September 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	$19,244	$21,381
Interest bearing deposits with banks	34,274	25,603
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements ($165 and $149 at September 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	35,552	40,607
Trading assets, at fair value ($129,632 and $127,342 were pledged to various parties at September 30, 2015 and December 31, 2014, respectively) ($834 and $966 at September 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	237,811	256,801
Investment securities (includes $61,159 and $69,216 at fair value at September 30, 2015 and December 31, 2014, respectively)	64,689	69,316
Securities received as collateral, at fair value	9,456	21,316
Securities purchased under agreements to resell (includes $809 and $1,113 at fair value at September 30, 2015 and December 31, 2014, respectively)	127,206	83,288
Securities borrowed	148,245	136,708
Customer and other receivables	50,070	48,961
Loans:
Held for investment (net of allowances of $173 and $149 at September 30, 2015 and December 31, 2014, respectively)	69,010	57,119
Held for sale	9,199	9,458
Other investments ($364 and $467 at September 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	4,282	4,355
Premises, equipment and software costs (net of accumulated depreciation of $6,906 and $6,219 at September 30, 2015 and December 31, 2014, respectively) ($187 and $191 at September 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,259	6,108
Goodwill	6,587	6,588
Intangible assets (net of accumulated amortization of $2,050 and $1,824 at September 30, 2015 and December 31, 2014, respectively) (includes $5 and $6 at fair value at September 30, 2015 and December 31, 2014, respectively)	3,069	3,159
Other assets ($57 and $59 at September 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	9,160	10,742

Total assets	$834,113	$801,510

Liabilities
Deposits	$147,226	$133,544
Short-term borrowings (includes $1,768 and $1,765 at fair value at September 30, 2015 and December 31, 2014, respectively)	1,982	2,261
Trading liabilities, at fair value	125,525	107,381
Obligation to return securities received as collateral, at fair value	20,328	25,685
Securities sold under agreements to repurchase (includes $597 and $612 at fair value at September 30, 2015 and December 31, 2014, respectively)	58,570	69,949
Securities loaned	20,644	25,219
Other secured financings (includes $3,450 and $4,504 at fair value at September 30, 2015 and December 31, 2014, respectively) ($456 and $348 at September 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	10,171	12,085
Customer and other payables	193,775	181,069
Other liabilities and accrued expenses ($3 and $72 at September 30, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	19,129	19,441
Long-term borrowings (includes $31,387 and $31,774 at fair value at September 30, 2015 and December 31, 2014, respectively)	160,343	152,772

Total liabilities	757,693	729,406

Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 14)	7,520	6,020
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at September 30, 2015 and December 31, 2014;
Shares issued: 2,038,893,979 at September 30, 2015 and December 31, 2014;
Shares outstanding: 1,938,069,312 and 1,950,980,142 at September 30, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	23,876	24,249
Retained earnings	48,746	44,625
Employee stock trusts	2,399	2,127
Accumulated other comprehensive loss	(1,419)	(1,248)
Common stock held in treasury, at cost, $0.01 par value:
Shares outstanding: 100,824,667 and 87,913,837 at September 30, 2015 and December 31, 2014, respectively	(3,456)	(2,766)
Common stock issued to employee stock trusts	(2,399)	(2,127)

Total Morgan Stanley shareholders’ equity	75,287	70,900
Nonredeemable noncontrolling interests	1,133	1,204

Total equity	76,420	72,104

Total liabilities and equity	$834,113	$801,510

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Nine Months Ended September 30, 2015 and 2014

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2014	$6,020	$20	$24,249	$44,625	$2,127	$(1,248)	$(2,766)	$(2,127)	$1,204	$72,104
Net income applicable to Morgan Stanley	—	—	—	5,219	—	—	—	—	—	5,219
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	124	124
Dividends	—	—	—	(1,098)	—	—	—	—	—	(1,098)
Shares issued under employee plans and related tax effects	—	—	(356)	—	272	—	1,445	(272)	—	1,089
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(2,135)	—	—	(2,135)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(171)	—	—	(3)	(174)
Issuance of preferred stock	1,500	—	(7)	—	—	—	—	—	—	1,493
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(191)	(191)
Other net decreases	—	—	(10)	—	—	—	—	—	(1)	(11)

BALANCE AT SEPTEMBER 30, 2015	$7,520	$20	$23,876	$48,746	$2,399	$(1,419)	$(3,456)	$(2,399)	$1,133	$76,420

BALANCE AT DECEMBER 31, 2013	$3,220	$20	$24,570	$42,172	$1,718	$(1,093)	$(2,968)	$(1,718)	$3,109	$69,030
Net income applicable to Morgan Stanley	—	—	—	5,097	—	—	—	—	—	5,097
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	156	156
Dividends	—	—	—	(696)	—	—	—	—	—	(696)
Shares issued under employee plans and related tax effects	—	—	(627)	—	409	—	1,638	(409)	—	1,011
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,172)	—	—	(1,172)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(22)	—	—	(26)	(48)
Issuance of preferred stock	2,800	—	(18)	—	—	—	—	—	—	2,782
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(1,606)	(1,606)
Other net decreases	—	—	(3)	—	—	—	—	—	(540)	(543)

BALANCE AT SEPTEMBER 30, 2014	$6,020	$20	$23,922	$46,573	$2,127	$(1,115)	$(2,502)	$(2,127)	$1,093	$74,011

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,343	$5,253
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from equity method investments	(118)	(108)
Compensation payable in common stock and options	836	933
Depreciation and amortization	1,023	748
Net gain on sale of available for sale securities	(74)	(36)
Impairment charges	91	85
Provision for credit losses on lending activities	47	1
Other operating activities	264	(167)
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	5,055	(5,903)
Trading assets, net of Trading liabilities	39,775	39,156
Securities borrowed	(11,537)	(10,596)
Securities loaned	(4,575)	(5,142)
Customer and other receivables and other assets	787	2,931
Customer and other payables and other liabilities	10,351	23,335
Securities purchased under agreements to resell	(43,918)	19,136
Securities sold under agreements to repurchase	(11,313)	(61,935)

Net cash provided by (used for) operating activities	(7,963)	7,691

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software, net	(964)	(533)
Business dispositions, net of cash disposed	—	962
Loans:
Purchases, net of proceeds from sales	(1,053)	(797)
Originations, net of repayments	(10,260)	(13,177)
Investment securities:
Purchases	(32,133)	(24,581)
Proceeds from sales	32,788	11,212
Proceeds from paydowns and maturities	4,285	3,415
Other investing activities	(61)	(264)

Net cash used for investing activities	(7,398)	(23,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	(279)	(382)
Nonredeemable noncontrolling interests	(70)	(189)
Other secured financings	(1,677)	(1,725)
Deposits	13,682	12,003
Proceeds from:
Excess tax benefits associated with stock-based awards	180	91
Derivatives financing activities	392	784
Issuance of preferred stock, net of issuance costs	1,493	2,782
Issuance of long-term borrowings	30,159	26,529
Payments for:
Long-term borrowings	(17,615)	(24,731)
Derivatives financing activities	(372)	(384)
Repurchases of common stock and employee tax withholdings	(2,135)	(1,172)
Cash dividends	(1,096)	(652)

Net cash provided by financing activities	22,662	12,954

Effect of exchange rate changes on cash and cash equivalents	(767)	(939)

Net decrease in cash and cash equivalents	6,534	(4,057)
Cash and cash equivalents, at beginning of period	46,984	59,883

Cash and cash equivalents, at end of period	$53,518	$55,826

Cash and cash equivalents include:
Cash and due from banks	$19,244	$20,242
Interest bearing deposits with banks	34,274	35,584

Cash and cash equivalents, at end of period	$53,518	$55,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $1,456 million and $2,116 million for the nine months ended September 30, 2015 and 2014, respectively.

Cash payments for income taxes were $541 million and $620 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the 2014 Form 10-K. Certain footnote disclosures included in the 2014 Form 10-K have been condensed or omitted from the condensed consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 12). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income attributable to noncontrolling interests for such subsidiaries is presented as Net income (loss) applicable to nonredeemable noncontrolling interests in the Company’s condensed consolidated statements of income. The portion of shareholders’ equity of such subsidiaries that is attributable to noncontrolling interests for such subsidiaries is presented as Nonredeemable noncontrolling interests, a component of total equity, in the Company’s condensed consolidated statements of financial condition.

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

Statements of Cash Flows Presentation.

During 2015, the Company deconsolidated approximately $191 million in net assets previously attributable to nonredeemable noncontrolling interests that were related to a real estate fund sponsored by the Company. The deconsolidation resulted in a non-cash reduction of assets of $169 million. During 2014, the Company deconsolidated approximately $1.6 billion in net assets previously attributable to nonredeemable noncontrolling interests related to certain legal entities associated with another real estate fund sponsored by the Company. The deconsolidation resulted in a non-cash reduction of assets of $1.3 billion.

Global Oil Merchanting Business.

As a result of entering into a definitive agreement to sell the global oil merchanting unit of the commodities division to Castleton Commodities International LLC, on May 11, 2015, the Company recognized an impairment charge of $10 million and $69 million in Other revenues in the Company’s condensed consolidated statements of income in the quarter and nine months ended September 30, 2015, respectively, to reduce the carrying amount of the unit to its estimated fair value less costs to sell. The Company closed the transaction on November 1, 2015. The transaction does not meet the criteria for discontinued operations and is not expected to have a material impact on the Company’s financial results (see Note 3).

TransMontaigne.

On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc. (“TransMontaigne”), a U.S.-based oil storage, marketing and transportation company, as well as related physical inventory and the assumption of the Company’s obligations under certain terminal storage contracts, to NGL Energy Partners LP. The gain on sale, which was included in continuing operations, was approximately $101 million for the quarter and nine months ended September 30, 2014.

CanTerm.

On March 27, 2014, the Company completed the sale of Canterm Canadian Terminals Inc. (“CanTerm”), a public storage terminal operator for refined products with two distribution terminals in Canada. As a result of the Company’s level of continuing involvement with CanTerm, the results of CanTerm are reported as a component of continuing operations within the Company’s Institutional Securities business segment for the nine months ended September 30, 2014. The gain on sale was approximately $45 million and is included in the condensed consolidated statement of income for the nine months ended September 30, 2014.

2.	Significant Accounting Policies.

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the consolidated financial statements in the 2014 Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

During the quarter and nine months ended September 30, 2015, other than the following, there were no significant updates made to the Company’s significant accounting policies.

Accounting Standards Adopted.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting update requiring repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. This accounting update also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. This guidance became effective for the Company beginning January 1, 2015. In addition, new disclosures are required for sales of financial assets where the Company retains substantially all the exposure throughout the term and for the collateral pledged and remaining maturity of repurchase and securities lending agreements, which were effective January 1, 2015, and April 1, 2015, respectively. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. For further information on the adoption of this guidance, see Notes 6 and 12.

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

Goodwill.

The Company completed its annual goodwill impairment testing at July 1, 2015. The Company’s impairment testing did not indicate any goodwill impairment, as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. However, adverse market or economic events could result in impairment charges in future periods.

3.	Fair Values.

Fair Value Measurements.

For a description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 4 to the consolidated financial statements in the 2014 Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

At September 30, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2015
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$18,359	$—	$—	$—	$18,359
U.S. agency securities	1,328	18,690	—	—	20,018

Total U.S. government and agency securities	19,687	18,690	—	—	38,377
Other sovereign government obligations	19,597	7,493	11	—	27,101
Corporate and other debt:
State and municipal securities	—	1,954	33	—	1,987
Residential mortgage-backed securities	—	1,746	404	—	2,150
Commercial mortgage-backed securities	—	1,868	79	—	1,947
Asset-backed securities	—	771	31	—	802
Corporate bonds	—	13,207	226	—	13,433
Collateralized debt and loan obligations	—	187	545	—	732
Loans and lending commitments	—	6,170	5,164	—	11,334
Other debt	—	1,714	530	—	2,244

Total corporate and other debt	—	27,617	7,012	—	34,629
Corporate equities(1)	96,023	491	575	—	97,089
Derivative and other contracts:
Interest rate contracts	860	368,503	2,160	—	371,523
Credit contracts	—	23,844	937	—	24,781
Foreign exchange contracts	102	70,801	347	—	71,250
Equity contracts	876	49,833	951	—	51,660
Commodity contracts	3,392	14,646	3,203	—	21,241
Other	—	364	—	—	364
Netting(2)	(4,652)	(437,820)	(3,981)	(61,072)	(507,525)

Total derivative and other contracts	578	90,171	3,617	(61,072)	33,294
Investments:
Investments measured at NAV(3)					4,278
Principal investments	23	97	541	—	661
Other	149	204	312	—	665

Total investments	172	301	853	—	5,604
Physical commodities	—	1,717	—	—	1,717

Total trading assets	136,057	146,480	12,068	(61,072)	237,811
AFS securities	27,765	33,394	—	—	61,159
Securities received as collateral	9,455	—	1	—	9,456
Securities purchased under agreements to resell	—	809	—	—	809
Intangible assets(4)	—	—	5	—	5

Total assets measured at fair value	$173,277	$180,683	$12,074	$(61,072)	$309,240

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at September 30, 2015
	(dollars in millions)
Liabilities at Fair Value
Short-term borrowings	$—	$1,699	$69	$—	$1,768
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	14,524	—	—	—	14,524
U.S. agency securities	1,026	135	—	—	1,161

Total U.S. government and agency securities	15,550	135	—	—	15,685
Other sovereign government obligations	13,611	2,379	—	—	15,990
Corporate and other debt:
State and municipal securities	—	3	—	—	3
Corporate bonds	—	6,783	19	—	6,802
Lending commitments	—	2	—	—	2
Other debt	—	7	4	—	11

Total corporate and other debt	—	6,795	23	—	6,818
Corporate equities(1)	50,017	1,145	97	—	51,259
Derivative and other contracts:
Interest rate contracts	780	346,806	2,071	—	349,657
Credit contracts	—	22,900	1,742	—	24,642
Foreign exchange contracts	60	72,593	281	—	72,934
Equity contracts	691	53,728	2,992	—	57,411
Commodity contracts	3,845	13,551	1,771	—	19,167
Other	—	51	—	—	51
Netting(2)	(4,652)	(437,820)	(3,981)	(41,636)	(488,089)

Total derivative and other contracts	724	71,809	4,876	(41,636)	35,773
Total trading liabilities	79,902	82,263	4,996	(41,636)	125,525
Obligation to return securities received as collateral	20,327	—	1	—	20,328
Securities sold under agreements to repurchase	—	443	154	—	597
Other secured financings	—	3,109	341	—	3,450
Long-term borrowings	—	28,925	2,462	—	31,387

Total liabilities measured at fair value	$100,229	$116,439	$8,023	$(41,636)	$183,055

AFS—available for sale

(1)	For trading purposes, the Company holds or sells short equity securities issued by entities in diverse industries and of varying size.
(2)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that shared level. For further information on derivative instruments and hedging activities, see Note 4.
(3)	Certain investments that are measured at fair value using the NAV per share, or its equivalent, are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Fair Value of Investments that are Measured at Net Asset Value” herein.
(4)	Amount represents mortgage servicing rights (“MSRs”) accounted for at fair value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2014
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$16,961	$—	$—	$—	$16,961
U.S. agency securities	850	18,193	—	—	19,043

Total U.S. government and agency securities	17,811	18,193	—	—	36,004
Other sovereign government obligations	15,149	7,888	41	—	23,078
Corporate and other debt:
State and municipal securities	—	2,049	—	—	2,049
Residential mortgage-backed securities	—	1,991	175	—	2,166
Commercial mortgage-backed securities	—	1,484	96	—	1,580
Asset-backed securities	—	583	76	—	659
Corporate bonds	—	15,800	386	—	16,186
Collateralized debt and loan obligations	—	741	1,152	—	1,893
Loans and lending commitments	—	6,088	5,874	—	11,962
Other debt	—	2,167	285	—	2,452

Total corporate and other debt	—	30,903	8,044	—	38,947
Corporate equities(1)	112,490	1,357	272	—	114,119
Derivative and other contracts:
Interest rate contracts	663	495,026	2,484	—	498,173
Credit contracts	—	30,813	1,369	—	32,182
Foreign exchange contracts	83	72,769	249	—	73,101
Equity contracts(2)	571	45,967	1,586	—	48,124
Commodity contracts	4,105	18,042	2,268	—	24,415
Other	—	376	—	—	376
Netting(3)	(4,910)	(564,127)	(4,220)	(66,720)	(639,977)

Total derivative and other contracts	512	98,866	3,736	(66,720)	36,394
Investments:
Investments measured at NAV(4)					5,009
Principal investments	58	3	835	—	896
Other	225	198	323	—	746

Total investments	283	201	1,158	—	6,651
Physical commodities	—	1,608	—	—	1,608

Total trading assets	146,245	159,016	13,251	(66,720)	256,801
AFS securities	37,200	32,016	—	—	69,216
Securities received as collateral	21,265	51	—	—	21,316
Securities purchased under agreements to resell	—	1,113	—	—	1,113
Intangible assets(5)	—	—	6	—	6

Total assets measured at fair value	$204,710	$192,196	$13,257	$(66,720)	$348,452

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance at December 31, 2014
	(dollars in millions)
Liabilities at Fair Value
Short-term borrowings	$—	$1,765	$—	$—	$1,765
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	14,199	—	—	—	14,199
U.S. agency securities	1,274	85	—	—	1,359

Total U.S. government and agency securities	15,473	85	—	—	15,558
Other sovereign government obligations	11,653	2,109	—	—	13,762
Corporate and other debt:
State and municipal securities	—	1	—	—	1
Corporate bonds	—	5,943	78	—	6,021
Lending commitments	—	10	5	—	15
Other debt	—	63	38	—	101

Total corporate and other debt	—	6,017	121	—	6,138
Corporate equities(1)	31,340	326	45	—	31,711
Derivative and other contracts:
Interest rate contracts	602	469,319	2,657	—	472,578
Credit contracts	—	29,997	2,112	—	32,109
Foreign exchange contracts	21	72,233	98	—	72,352
Equity contracts(2)	416	51,405	3,751	—	55,572
Commodity contracts	4,817	15,584	1,122	—	21,523
Other	—	172	—	—	172
Netting(3)	(4,910)	(564,127)	(4,220)	(40,837)	(614,094)

Total derivative and other contracts	946	74,583	5,520	(40,837)	40,212
Total trading liabilities	59,412	83,120	5,686	(40,837)	107,381
Obligation to return securities received as collateral	25,629	56	—	—	25,685
Securities sold under agreements to repurchase	—	459	153	—	612
Other secured financings	—	4,355	149	—	4,504
Long-term borrowings	—	29,840	1,934	—	31,774

Total liabilities measured at fair value	$85,041	$119,595	$7,922	$(40,837)	$171,721

(1)	For trading purposes, the Company holds or sells short equity securities issued by entities in diverse industries and of varying size.
(2)	The balance of Level 3 asset derivative equity contracts increased by $57 million with a corresponding decrease in the balance of Level 2 asset derivative equity contracts, and the balance of Level 3 liability derivative equity contracts increased by $842 million with a corresponding decrease in the balance of Level 2 liability derivative equity contracts to correct the fair value level assigned to these contracts at December 31, 2014. The total amount of asset and liability derivative equity contracts remained unchanged.
(3)	For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Counterparty and Cash Collateral Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that shared level. For further information on derivative instruments and hedging activities, see Note 4.
(4)	Certain investments that are measured at fair value using the NAV per share, or its equivalent, are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Fair Value of Investments that are Measured at Net Asset Value” herein.
(5)	Amount represents MSRs accounted for at fair value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2015 and 2014, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Three Months Ended September 30, 2015.

	Beginning Balance at June 30, 2015	Total Realized and Unrealized Gains (Losses)(1)	Purchases(2)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2015(3)
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$3	$—	$—	$—	$—	$—	$(3)	$—	$—
Other sovereign government obligations	12	—	5	(4)	—	—	(2)	11	—
Corporate and other debt:
State and municipal securities	7	5	12	(5)	—	—	14	33	5
Residential mortgage-backed securities	378	3	59	(55)	—	—	19	404	4
Commercial mortgage-backed securities	84	(12)	17	(6)	—	—	(4)	79	(12)
Asset-backed securities	19	—	13	(7)	—	—	6	31	—
Corporate bonds	479	(25)	78	(228)	—	(50)	(28)	226	(6)
Collateralized debt and loan obligations	660	(7)	80	(188)	—	—	—	545	(11)
Loans and lending commitments	5,512	(78)	939	(156)	—	(1,229)	176	5,164	(53)
Other debt	564	(22)	9	(4)	—	(1)	(16)	530	(23)

Total corporate and other debt	7,703	(136)	1,207	(649)	—	(1,280)	167	7,012	(96)
Corporate equities	486	10	150	(80)	—	—	9	575	4
Net derivative and other contracts(4):
Interest rate contracts	(236)	(137)	12	—	(7)	74	383	89	(66)
Credit contracts	(989)	210	—	—	(74)	86	(38)	(805)	219
Foreign exchange contracts	446	42	3	—	—	(327)	(98)	66	45
Equity contracts	(2,102)	309	16	—	(50)	(187)	(27)	(2,041)	296
Commodity contracts	1,205	238	—	—	—	(11)	—	1,432	179

Total net derivative and other contracts	(1,676)	662	31	—	(131)	(365)	220	(1,259)	673
Investments:
Principal investments	581	26	8	(50)	—	—	(24)	541	26
Other	300	11	1	—	—	—	—	312	11
Securities received as collateral	3	—	—	(2)	—	—	—	1	—
Intangible assets	6	(1)	—	—	—	—	—	5	(1)

Liabilities at Fair Value
Short-term borrowings	$—	$(2)	$—	$—	$4	$—	$63	$69	$(2)
Trading liabilities:
Corporate and other debt:
Corporate bonds	15	9	(10)	23	—	—	—	19	7
Other debt	4	—	—	—	—	—	—	4	—

Total corporate and other debt	19	9	(10)	23	—	—	—	23	7
Corporate equities	112	72	(50)	99	—	—	8	97	73
Obligation to return securities received as collateral	3	—	(2)	—	—	—	—	1	—
Securities sold under agreements to repurchase	154	—	—	—	—	—	—	154	—
Other secured financings	168	2	—	—	187	(12)	—	341	2
Long-term borrowings	2,221	61	—	—	237	(81)	146	2,462	64

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $37 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Loan originations are included in purchases.
(3)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2015 related to assets and liabilities still outstanding at September 30, 2015.
(4)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 4.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Nine Months Ended September 30, 2015.

	Beginning Balance at December 31, 2014	Total Realized and Unrealized Gains (Losses)(1)	Purchases(2)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2015(3)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$41	$(1)	$7	$(31)	$—	$—	$(5)	$11	$—
Corporate and other debt:
State and municipal securities	—	5	14	(1)	—	—	15	33	5
Residential mortgage-backed securities	175	28	172	(57)	—	—	86	404	19
Commercial mortgage-backed securities	96	(17)	23	(23)	—	—	—	79	(19)
Asset-backed securities	76	(1)	22	(31)	—	—	(35)	31	4
Corporate bonds	386	(19)	155	(218)	—	(53)	(25)	226	(16)
Collateralized debt and loan obligations	1,152	141	320	(709)	—	(331)	(28)	545	(7)
Loans and lending commitments	5,874	(34)	1,860	(95)	—	(2,461)	20	5,164	(62)
Other debt	285	(13)	30	(14)	—	(25)	267	530	—

Total corporate and other debt	8,044	90	2,596	(1,148)	—	(2,870)	300	7,012	(76)
Corporate equities	272	57	437	(199)	—	—	8	575	67
Net derivative and other contracts(4):
Interest rate contracts	(173)	(37)	16	—	(22)	277	28	89	20
Credit contracts	(743)	(69)	6	—	(94)	86	9	(805)	(89)
Foreign exchange contracts	151	133	4	—	(1)	(197)	(24)	66	133
Equity contracts(5)	(2,165)	(76)	115	—	(279)	252	112	(2,041)	(237)
Commodity contracts	1,146	345	2	—	(112)	111	(60)	1,432	420

Total net derivative and other contracts	(1,784)	296	143	—	(508)	529	65	(1,259)	247
Investments:
Principal investments	835	22	20	(109)	—	(187)	(40)	541	—
Other	323	(5)	2	(6)	—	—	(2)	312	—
Securities received as collateral	—	—	1	—	—	—	—	1	—
Intangible assets	6	—	—	—	—	(1)	—	5	—

Liabilities at Fair Value
Short-term borrowings	$—	$(2)	$—	$—	$60	$—	$7	$69	$(2)
Trading liabilities:
Corporate and other debt:
Corporate bonds	78	6	(25)	37	—	—	(65)	19	6
Lending commitments	5	5	—	—	—	—	—	—	5
Other debt	38	—	(1)	7	—	(39)	(1)	4	—

Total corporate and other debt	121	11	(26)	44	—	(39)	(66)	23	11
Corporate equities	45	90	(88)	128	—	—	102	97	90
Obligation to return securities received as collateral	—	—	—	1	—	—	—	1	—
Securities sold under agreements to repurchase	153	(1)	—	—	—	—	—	154	—
Other secured financings	149	(5)	—	—	223	(36)	—	341	4
Long-term borrowings	1,934	159	—	—	853	(213)	47	2,462	157

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the Company’s condensed consolidated statements of income except for $17 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Loan originations are included in purchases.
(3)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2015 related to assets and liabilities still outstanding at September 30, 2015.
(4)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 4.
(5)	Net liability Level 3 derivative equity contracts increased by $785 million to correct the fair value level assigned to these contracts at December 31, 2014. The total amount of derivative equity contracts remained unchanged at December 31, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Three Months Ended September 30, 2014.

	Beginning Balance at June 30, 2014	Total Realized and Unrealized Gains (Losses)(1)	Purchases(2)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2014(3)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$14	$(1)	$—	$(1)	$—	$—	$1	$13	$(1)
Corporate and other debt:
State and municipal securities	4	—	—	—	—	—	(4)	—	—
Residential mortgage-backed securities	55	11	33	(7)	—	(11)	—	81	11
Commercial mortgage-backed securities	47	(1)	1	(3)	—	—	13	57	(2)
Asset-backed securities	65	5	27	(8)	—	—	22	111	5
Corporate bonds	510	36	99	(148)	—	—	9	506	38
Collateralized debt obligations	1,332	8	299	(362)	—	(6)	—	1,271	6
Loans and lending commitments	5,829	(20)	2,138	(676)	—	(721)	957	7,507	(24)
Other debt	22	—	135	(3)	—	—	1	155	—

Total corporate and other debt	7,864	39	2,732	(1,207)	—	(738)	998	9,688	34
Corporate equities	243	(2)	30	(41)	—	—	11	241	7
Net derivative and other contracts(4):
Interest rate contracts	(109)	(15)	7	—	(3)	(17)	150	13	(22)
Credit contracts	(710)	209	7	—	(64)	(108)	(16)	(682)	140
Foreign exchange contracts	109	(27)	6	(3)	—	70	(1)	154	(25)
Equity contracts	(1,097)	(6)	56	—	(59)	(105)	23	(1,188)	(9)
Commodity contracts	1,132	73	36	—	—	(62)	(12)	1,167	12
Other	(3)	(1)	—	—	—	4	—	—	—

Total net derivative and other contracts	(678)	233	112	(3)	(126)	(218)	144	(536)	96
Investments:
Principal investments	883	(1)	22	(23)	—	—	32	913	(1)
Other	380	(3)	14	—	—	—	2	393	(3)
Intangible assets	6	—	—	—	—	—	—	6	—

Liabilities at Fair Value
Trading liabilities:
Other sovereign government obligations	$—	$—	$—	$—	$—	$—	$2	$2	$—
Corporate and other debt:
Corporate bonds	14	1	(8)	46	—	—	(3)	48	1
Lending commitments	12	12	—	—	—	—	—	—	—
Other debt	42	5	—	—	—	(2)	—	35	5

Total corporate and other debt	68	18	(8)	46	—	(2)	(3)	83	6
Corporate equities	6	(5)	(12)	2	—	—	2	3	(4)
Securities sold under agreements to repurchase	155	2	—	—	—	—	—	153	2
Other secured financings	135	—	—	—	4	(3)	26	162	—
Long-term borrowings	1,779	72	—	—	136	(108)	186	1,921	72

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the condensed consolidated statements of income except for $(4) million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Loan originations are included in purchases.
(3)	Amounts represent unrealized gains (losses) for the quarter ended September 30, 2014 related to assets and liabilities still outstanding at September 30, 2014.
(4)	Net derivative and other contracts represent Trading assets—Derivative and other contracts net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 4.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Nine Months Ended September 30, 2014.

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases(2)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at September 30, 2014(3)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$27	$(1)	$7	$(21)	$—	$—	$1	$13	$(1)
Corporate and other debt:
Residential mortgage-backed securities	47	34	30	(9)	—	(20)	(1)	81	29
Commercial mortgage-backed securities	108	11	22	(97)	—	—	13	57	(3)
Asset-backed securities	103	(3)	58	(93)	—	—	46	111	(3)
Corporate bonds	522	107	185	(302)	—	—	(6)	506	84
Collateralized debt and loan obligations	1,468	137	716	(940)	—	(109)	(1)	1,271	45
Loans and lending commitments	5,129	(202)	3,962	(327)	—	(1,299)	244	7,507	(181)
Other debt	27	4	128	(6)	—	(2)	4	155	3

Total corporate and other debt	7,404	88	5,101	(1,774)	—	(1,430)	299	9,688	(26)
Corporate equities	190	17	83	(47)	—	—	(2)	241	10
Net derivative and other contracts(4):
Interest rate contracts	113	(4)	8	—	(3)	(61)	(40)	13	4
Credit contracts	(147)	(434)	52	—	(118)	10	(45)	(682)	(475)
Foreign exchange contracts	68	(6)	6	(1)	—	106	(19)	154	(2)
Equity contracts	(831)	(19)	223	(1)	(273)	(370)	83	(1,188)	(66)
Commodity contracts	880	177	200	—	—	(90)	—	1,167	99
Other	(4)	(1)	—	—	—	5	—	—	—

Total net derivative and other contracts	79	(287)	489	(2)	(394)	(400)	(21)	(536)	(440)
Investments:
Principal investments	2,160	49	36	(124)	—	(1,234)	26	913	129
Other	538	(13)	17	(11)	—	—	(138)	393	(6)
Intangible assets	8	—	—	—	—	(2)	—	6	(1)

Liabilities at Fair Value
Short-term borrowings	$1	$—	$—	$—	$—	$(1)	$—	$—	$—
Trading liabilities:
Other sovereign government obligations	—	—	—	—	—	—	2	2	—
Corporate and other debt:
Corporate bonds	22	2	(46)	85	—	—	(11)	48	3
Lending commitments	2	2	—	—	—	—	—	—	—
Other debt	48	15	—	—	—	1	1	35	5

Total corporate and other debt	72	19	(46)	85	—	1	(10)	83	8
Corporate equities	8	(6)	(16)	2	—	—	3	3	(6)
Securities sold under agreements to repurchase	154	1	—	—	—	—	—	153	1
Other secured financings	278	(9)	—	—	21	(188)	42	162	(6)
Long-term borrowings	1,887	17	—	—	372	(289)	(32)	1,921	15

(1)	Total realized and unrealized gains (losses) are primarily included in Trading revenues in the Company’s condensed consolidated statements of income except for $36 million related to Trading assets—Investments, which is included in Investments revenues.
(2)	Loan originations are included in purchases.
(3)	Amounts represent unrealized gains (losses) for the nine months ended September 30, 2014 related to assets and liabilities still outstanding at September 30, 2014.
(4)	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 4.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Quantitative Information about and Sensitivity of Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements.

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

At September 30, 2015

	Balance at September 30, 2015	Valuations Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$404	Comparable pricing:
		Comparable bond price / (A)	0 to 80 points	36 points
Commercial mortgage-backed securities	79	Comparable pricing:
		Comparable bond price / (A)	0 to 9 points	2 points
Corporate bonds	226	Comparable pricing:
		Comparable bond price / (A)	4 to 119 points	83 points
Collateralized debt and loan obligations	545	Comparable pricing(3):
		Comparable bond price / (A)	45 to 103 points	77 points
		Correlation model:
		Credit correlation / (B)	35% to 60%	49%
Loans and lending commitments	5,164	Corporate loan model:
		Credit spread / (C)	72 to 831 basis points	544 basis points
		Margin loan model:
		Credit spread / (C)(D)	80 to 548 basis points	165 basis points
		Volatility skew / (C)(D)	14% to 70%	36%
		Discount rate / (C)(D)	2% to 6%	4%
		Option model:
		Volatility skew / (C)	-1%	-1%
		Comparable pricing(3):
		Comparable loan price / (A)	40 to 103 points	89 points
		Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	6% to 8%	7%
		Capitalization rate / (C)(D)	4% to 10%	4%
Other debt	530	Comparable pricing:
		Comparable loan price / (A)	3 to 84 points	65 points
		Comparable pricing:
		Comparable bond price / (A)	11 points	11 points
		Option model:
		At the money volatility / (A)	16% to 53%	16%
		Margin loan model(3):
		Discount rate / (C)	1% to 2%	1%
Corporate equities	575	Comparable pricing:
		Comparable price / (A)	59% to 91%	78%
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at September 30, 2015	Valuations Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
		Market approach:
		EBITDA multiple / (A)(D)	9 times	9 times
		Price / Book ratio / (A)(D)	0 times	0 times
Net derivative and other contracts(4):
Interest rate contracts	89	Option model:
		Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times
		Interest rate - Foreign exchange correlation / (C)(D)	26% to 62%	44% / 43%(5)
		Interest rate volatility skew / (A)(D)	32% to 91%	44% / 43%(5)
		Interest rate quanto correlation / (A)(D)	-8% to 37%	2% / -8%(5)
		Interest rate curve correlation / (C)(D)	24% to 93%	69% / 75%(5)
		Inflation volatility / (A)(D)	60%	60% / 60%(5)
		Interest rate - Inflation correlation / (A)(D)	-43% to -41%	-43% /-43%(5)
Credit contracts	(805)	Comparable pricing:
		Cash synthetic basis / (C)(D)	5 to 12 points	9 points
		Comparable bond price / (C)(D)	0 to 75 points	25 points
		Correlation model(3):
		Credit correlation / (B)	34% to 99%	58%
Foreign exchange contracts(6)	66	Option model:
		Interest rate - Foreign exchange correlation / (C)(D)	26% to 62%	44% / 43%(5)
		Interest rate volatility skew / (A)(D)	32% to 91%	44% / 43%(5)
		Interest rate curve / (A)(D)	0% to 1%	0% / 0%(5)
		Interest rate quanto correlation / (A)(D)	-8% to 37%	2% / -8%(5)
Equity contracts(6)	(2,041)	Option model:
		At the money volatility / (A)(D)	16% to 62%	31%
		Volatility skew / (A)(D)	-3% to 0%	-1%
		Equity - Equity correlation / (C)(D)	40% to 99%	72%
		Equity - Foreign exchange correlation / (A)(D)	-50% to 10%	-16%
		Equity - Interest rate correlation / (C)(D)	-31% to 50%	14% / 7%(5)
Commodity contracts	1,432	Option model:
		Forward power price / (C)(D)	$4 to $91 per	$33 per
			Megawatt hour	Megawatt hour
		Commodity volatility / (A)(D)	10% to 59%	18%
		Cross commodity correlation / (C)(D)	43% to 100%	93%
Investments:
Principal investments	541	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	14%	14%
		Exit multiple / (A)(D)	10 times	10 times
		Capitalization rate / (C)(D)	5% to 10%	6%
		Equity discount rate / (C)(D)	18% to 35%	21%
		Market approach(3):
		EBITDA multiple / (A)(D)	9 to 19 times	11 times
		Forward capacity price / (A)(D)	$5 to $9	$7
		Comparable pricing:
		Comparable equity price / (A)	75% to 100%	84%
Other	312	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	10%	10%
		Exit multiple / (A)(D)	10 times	10 times
		Market approach:
		EBITDA multiple / (A)	8 to 14 times	10 times

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at September 30, 2015	Valuations Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
Liabilities at Fair Value
Short-term borrowings	$69	Comparable pricing:
		Comparable equity price / (A)	20%	20%
Corporate equities	97	Comparable pricing: Comparable equity price / (A)	0% to 100%	80%
Securities sold under agreements to repurchase	154	Discounted cash flow:
		Funding spread / (A)	96 to 123 basis points	113 basis points
Other secured financings	341	Comparable pricing:
		Comparable bond price / (A)	100 points	100 points
		Discounted cash flow(3):
		Discount rate / (C)	4% to 17%	5%
		Discounted cash flow:
		Funding spread / (A)	108 to 130 basis points	119 basis points
Long-term borrowings	2,462	Option model(3):
		At the money volatility / (C)(D)	22% to 40%	29%
		Volatility skew / (A)(D)	-2% to 0%	-1%
		Equity - Equity correlation / (A)(D)	40% to 97%	78%
		Equity - Foreign exchange correlation / (C)(D)	-70% to 35%	-42%
		Option model:
		Equity alpha / (A)	25% to 80%	63%
		Correlation model:
		Credit correlation / (B)	40% to 60%	44%
		Comparable pricing:
		Comparable equity price / (A)	100%	100%

At December 31, 2014.

	Balance at December 31, 2014	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$175	Comparable pricing:
		Comparable bond price / (A)	3 to 90 points	15 points
Commercial mortgage-backed securities	96	Comparable pricing:
		Comparable bond price / (A)	0 to 7 points	1 point
Asset-backed securities	76	Comparable pricing:
		Comparable bond price / (A)	0 to 62 points	23 points
Corporate bonds	386	Comparable pricing:
		Comparable bond price / (A)	1 to 160 points	90 points
Collateralized debt and loan obligations	1,152	Comparable pricing(3):
		Comparable bond price / (A)	20 to 100 points	66 points
		Correlation model:
		Credit correlation / (B)	47% to 65%	56%
Loans and lending commitments	5,874	Corporate loan model:
		Credit spread / (C)	36 to 753 basis points	373 basis points
		Margin loan model:
		Credit spread / (C)(D)	150 to 451 basis points	216 basis points
		Volatility skew / (C)(D)	3% to 37%	21%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at December 31, 2014	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
		Discount rate / (C)(D)	2% to 3%	3%
		Option model:
		Volatility skew / (C)	-1%	-1%
		Comparable pricing(3):
		Comparable loan price / (A)	15 to 105 points	89 points
Other debt	285	Comparable pricing(3):
		Comparable loan price / (A)	0 to 75 points	39 points
		Comparable pricing:
		Comparable bond price / (A)	15 points	15 points
		Option model:
		At the money volatility / (A)	15% to 54%	15%
Corporate equities	272	Net asset value:
		Discount to net asset value / (C)	0% to 71%	36%
		Comparable pricing:
		Comparable price / (A)	83% to 96%	85%
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
		Market approach:
		EBITDA multiple / (A)(D)	6 to 9 times	8 times
		Price / Book ratio / (A)(D)	0 times	0 times
Net derivative and other contracts(4):
Interest rate contracts	(173)	Option model:
		Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times
		Interest rate - Foreign exchange correlation / (A)(D)	28% to 62%	44% / 42%	(5)
		Interest rate volatility skew / (A)(D)	38% to 104%	86% / 60%(5)
		Interest rate quanto correlation / (A)(D)	-9% to 35%	6% / -6%(5)
		Interest rate curve correlation / (A)(D)	44% to 87%	73% / 80%(5)
		Inflation volatility / (A)(D)	69% to 71%	70% / 71%(5)
		Interest rate - Inflation correlation / (A)(D)	-44% to -40%	-42% / -43%(5)
Credit contracts	(743)	Comparable pricing:
		Cash synthetic basis / (C)(D)	5 to 13 points	9 points
		Comparable bond price / (C)(D)	0 to 55 points	18 points
		Correlation model(3):
		Credit correlation / (B)	42% to 95%	63%
Foreign exchange contracts(6)	151	Option model:
		Interest rate quanto correlation / (A)(D)	-9% to 35%	6% / -6%(5)
		Interest rate - Credit spread correlation / (A)(D)	-54% to -2%	-17% / -11%(5)
		Interest rate curve correlation / (A)(D)	44% to 87%	73% / 80%(5)
		Interest rate - Foreign exchange correlation / (A)(D)	28% to 62%	44% / 42%(5)
		Interest rate curve / (A)(D)	0% to 2%	1% / 1%(5)
Equity contracts(6)(7)	(2,165)	Option model:
		At the money volatility / (A)(D)	14% to 51%	29%
		Volatility skew / (A)(D)	-2% to 0%	-1%
		Equity - Equity correlation / (C)(D)	40% to 99%	72%
		Equity - Foreign exchange correlation / (C)(D)	-50% to 10%	-16%
		Equity - Interest rate correlation / (C)(D)	-18% to 81%	26% / 11%(5)
Commodity contracts	1,146	Option model:
		Forward power price / (C)(D)	$5 to $106 per	$38 per
			Megawatt hour	Megawatt hour
		Commodity volatility / (A)(D)	11% to 90%	19%
		Cross commodity correlation / (C)(D)	33% to 100%	93%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at December 31, 2014	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Investments:
Principal investments	835	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	11%	11%
		Exit multiple / (A)(D)	10 times	10 times
		Discounted cash flow:
		Equity discount rate / (C)	25%	25%
		Market approach(3):
		EBITDA multiple / (A)(D)	4 to 14 times	10 times
		Price / Earnings ratio / (A)(D)	23 times	23 times
		Forward capacity price / (A)(D)	$5 to $7	$7
		Comparable pricing:
		Comparable equity price / (A)	64% to 100%	95%
Other	323	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	10% to 13%	11%
		Exit multiple / (A)(D)	6 to 9 times	9 times
		Market approach:
		EBITDA multiple / (A)(D)	9 to 13 times	10 times
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
Liabilities at Fair Value
Trading liabilities:
Corporate and other debt:
Corporate bonds	$78	Option model:
		Volatility skew / (C)(D)	-1%	-1%
		At the money volatility / (C)(D)	10%	10%
Securities sold under agreements to repurchase	153	Discounted cash flow:
		Funding spread / (A)	75 to 91 basis points	86 basis points
Other secured financings	149	Comparable pricing:
		Comparable bond price / (A)	99 to 101 points	100 points
		Discounted cash flow(3):
		Funding spread / (A)	82 to 98 basis points	95 basis points
Long-term borrowings	1,934	Option model(3):
		At the money volatility / (C)(D)	18% to 32%	27%
		Volatility skew / (A)(D)	-1% to 0%	0%
		Equity - Equity correlation / (A)(D)	40% to 90%	68%
		Equity - Foreign exchange correlation / (C)(D)	-73% to 30%	-32%
		Option model:
		Equity alpha / (A)	0% to 94%	67%
		Correlation model:
		Credit correlation / (B)	48% to 65%	51%

EBITDA—Earnings before interest, taxes, depreciation and amortization

(1)	The ranges of significant unobservable inputs are represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 80 points would be 80% of par. A basis point equals 1/100th of 1%; for example, 831 basis points would equal 8.31%.
(2)	Amounts represent weighted averages except where simple averages and the median of the inputs are provided (see footnote 5 below). Weighted averages are calculated by weighting each input by the fair value of the respective financial instruments except for collateralized debt and loan obligations, principal investments, other debt, corporate bonds, long-term borrowings and derivative instruments where some or all inputs are weighted by risk.
(3)	This is the predominant valuation technique for this major asset or liability class.
(4)	Credit Valuation Adjustment (“CVA”) and Funding Valuation Adjustments (“FVA”) are included in the balance, but excluded from the Valuation Technique(s) and Significant Unobservable Input(s) in the table above. CVA is a Level 3 input when the underlying counterparty credit curve is unobservable. FVA is a Level 3 input in its entirety given the lack of observability of funding spreads in the principal market.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(5)	The data structure of the significant unobservable inputs used in valuing interest rate contracts, foreign exchange contracts and certain equity contracts may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.
(6)	Includes derivative contracts with multiple risks (i.e., hybrid products).
(7)	Net liability Level 3 derivative equity contracts increased by $785 million to correct the fair value level assigned to these contracts at December 31, 2014. This correction did not result in a change to the Valuation Technique(s), Significant Unobservable Inputs, Ranges or Averages.

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)	Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.
(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

For a description of the Company’s significant unobservable inputs included in the September 30, 2015 and December 31, 2014 tables above for all major categories of assets and liabilities, see Note 4 to the consolidated financial statements in the 2014 Form 10-K.

During the quarter and nine months ended September 30, 2015, there were no significant updates made to the Company’s significant unobservable inputs.

Fair Value of Investments that are Measured at Net Asset Value.

For a description of the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV, see Note 4 to the consolidated financial statements in the 2014 Form 10-K. The following tables present information solely about the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value using the NAV per share, or its equivalent, at September 30, 2015 and December 31, 2014:

	At September 30, 2015		At December 31, 2014
	Fair Value	Commitment	Fair Value	Commitment
	(dollars in millions)
Private equity funds	$1,962	$597	$2,569	$613
Real estate funds	1,664	135	1,753	112
Hedge funds(1):
Long-short equity hedge funds	447	—	433	—
Fixed income/credit-related hedge funds	73	—	76	—
Event-driven hedge funds	3	—	39	—
Multi-strategy hedge funds	129	4	139	3

Total	$4,278	$736	$5,009	$728

(1)	Fixed income/credit-related hedge funds, event-driven hedge funds and multi-strategy hedge funds are redeemable at least on a three-month period basis, primarily with a notice period of 90 days or less. At September 30, 2015, approximately 32% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 48% is redeemable every six months and 20% of these funds have a redemption frequency of greater than six months. At December 31, 2014, approximately 36% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 47% is redeemable every six months and 17% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at September 30, 2015 and December 31, 2014 was primarily greater than six months.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Private Equity Funds and Real Estate Funds.

Investments in these funds generally are not redeemable due to the closed-ended nature of these funds. Instead, distributions from each fund will be received as the underlying investments of the funds are disposed and monetized. The following table presents information about the fair value of the funds estimated to be liquidated over time:

	At September 30, 2015
	Fair Value of the Funds Estimated to be Liquidated
Fund Type	Less than 5 years	5-10 years	Over 10 years	Total
	(dollars in millions)
Private equity funds	$139	$1,151	$672	$1,962
Real estate funds	235	882	547	1,664

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

	At September 30, 2015
	Hedge Fund Restrictions
Hedge Fund Type	Fair Value	Lock-up Restrictions	Gate Restrictions
	(dollars in millions)
Long-short equity(1)(2)	$447	1%	12%
Fixed income/credit-related(1)	73	13%	N/A
Event-driven(1)	3	3%	N/A
Multi-strategy(1)(2)	129	37%	28%

N/A—Not Applicable.

(1)	The remaining restriction period subject to lock-up restrictions was primarily over three years at September 30, 2015.
(2)	The restriction period for these investments subject to an exit restriction was indefinite at September 30, 2015.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models. The following table presents net gains (losses) due to changes in fair value for items measured at fair value pursuant to the fair value option election for the quarters and nine months ended September 30, 2015 and 2014, respectively:

		Interest	Gains (Losses)
	Trading	Income	Included in
	Revenues	(Expense)	Net Revenues
	(dollars in millions)
Three Months Ended September 30, 2015
Securities purchased under agreements to resell	$(1)	$2	$1
Short-term borrowings(1)	(85)	—	(85)
Securities sold under agreements to repurchase	—	(2)	(2)
Long-term borrowings(1)	1,137	(129)	1,008

Nine Months Ended September 30, 2015
Securities purchased under agreements to resell	$(4)	$7	$3
Short-term borrowings(1)	(127)	—	(127)
Securities sold under agreements to repurchase	4	(5)	(1)
Long-term borrowings(1)	2,226	(399)	1,827

Three Months Ended September 30, 2014
Securities purchased under agreements to resell	$(2)	$2	$—
Short-term borrowings(2)	5	2	7
Securities sold under agreements to repurchase	3	(2)	1
Long-term borrowings(2)	1,579	(174)	1,405

Nine Months Ended September 30, 2014
Securities purchased under agreements to resell	$(4)	$6	$2
Short-term borrowings(2)	(32)	2	(30)
Securities sold under agreements to repurchase	(2)	(4)	(6)
Long-term borrowings(2)	631	(520)	111

(1)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for the quarter and nine months ended September 30, 2015, $435 million and $742 million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.
(2)	Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for the quarter and nine months ended September 30, 2014, $215 million and $428 million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

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

At September 30, 2015 and December 31, 2014, a breakdown of the short-term and long-term borrowings measured at fair value on a recurring basis by business unit responsible for risk-managing each borrowing is shown in the table below.

	Short-Term and Long-Term Borrowings
Business Unit	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Equity	$17,054	$17,253
Interest rates	13,614	13,545
Credit and foreign exchange	1,947	2,105
Commodities	540	636

Total	$33,155	$33,539

The following tables present information on the Company’s short-term and long-term borrowings (primarily structured notes), and loans and lending commitments for which the fair value option was elected:

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in millions)
Short-term and long-term borrowings(1)	$435	$215	$742	$428
Loans and other debt(2)	(32)	25	39	153
Lending commitments(3)	5	2	13	29

(1)	The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of the Company’s secondary bond market spreads and changes in other credit factors.
(2)	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) on lending commitments were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

Net Difference between Contractual Principal Amount and Fair Value.

	Contractual Principal Amount Exceeds Fair Value
	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Loans and other debt(1)	$14,186	$14,990
Loans 90 or more days past due and/or on nonaccrual status(1)(2)	11,798	12,916
Short-term and long-term borrowings(3)	694	(670)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(1)	The majority of the difference between principal and fair value amounts for loans and other debt emanates from the Company’s distressed debt trading business, which purchases distressed debt at amounts well below par.
(2)	The aggregate fair value of loans that were in nonaccrual status, which includes all loans 90 or more days past due, was $2,070 million and $1,367 million at September 30, 2015 and December 31, 2014, respectively. The aggregate fair value of loans that were 90 or more days past due was $916 million and $643 million at September 30, 2015 and December 31, 2014, respectively.
(3)	Short-term and long-term borrowings do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.

The tables above exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.

Certain assets and liabilities were measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities may include loans, other investments, premises, equipment and software costs, intangible assets and lending commitments.

The following tables present, by caption on the Company’s condensed consolidated statements of financial condition, the fair value hierarchy for those assets measured at fair value on a non-recurring basis for which the Company recognized a non-recurring fair value adjustment for the quarters and nine months ended September 30, 2015 and 2014.

Three Months and Nine Months Ended September 30, 2015.

		Fair Value Measurements Using:
	Carrying Value at September 30, 2015(1)	Quoted in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended September 30, 2015(2)	Total Gains (Losses) for the Nine Months Ended September 30, 2015(2)
	(dollars in millions)
Assets:
Loans(3)	$5,089	$—	$3,060	$2,029	$12	$(201)
Other investments(4)	—	—	—	—	—	(2)
Premises, equipment and software costs(5)	—	—	—	—	(2)	(24)

Total assets	$5,089	$—	$3,060	$2,029	$10	$(227)

Liabilities:
Other liabilities and accrued expenses(3)	$(427)	$—	$(365)	$(62)	$(144)	$(171)

Total liabilities	$(427)	$—	$(365)	$(62)	$(144)	$(171)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Three Months and Nine Months Ended September 30, 2014.

		Fair Value Measurements Using:
	Carrying Value at September 30, 2014(1)	Quoted in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended September 30, 2014(2)	Total Gains (Losses) for the Nine Months Ended September 30, 2014(2)
	(dollars in millions)
Assets:
Loans(3)	$2,672	$—	$1,996	$676	$(45)	$(55)
Other investments(4)	38	—	—	38	(2)	(27)
Premises, equipment and software costs(5)	—	—	—	—	(27)	(43)
Intangible assets(4)	20	—	—	20	(4)	(6)
Other assets(5)	—	—	—	—	—	(9)

Total assets	$2,730	$—	$1,996	$734	$(78)	$(140)

(1)	Carrying values relate only to those assets that had fair value adjustments during the quarters ended September 30, 2015 and 2014.
(2)	Changes in the fair value of Loans and losses related to Other investments are recorded within Other revenues in the Company’s condensed consolidated statements of income. Losses related to Premises, equipment and software costs, Intangible assets and Other assets are recorded within Other expenses if not held for sale and within Other revenues if held for sale. Losses related to Other liabilities and accrued expenses are recorded within Other revenues and represent non-recurring fair value adjustments for certain lending commitments designated as held for sale.
(3)	Non-recurring changes in the fair value of loans and lending commitments held for investment or held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.
(4)	Losses related to Other investments and Intangible assets were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.
(5)	Losses related to Premises, equipment and software costs and Other assets were determined primarily using a default recovery analysis.

In addition to the table above, as a result of entering into an agreement to sell the global oil merchanting unit of the commodities division, the Company recognized an impairment charge of $10 million and $69 million in Other revenues in the Company’s condensed consolidated statements of income in the quarter and nine months ended September 30, 2015, respectively, to reduce the carrying amount of the unit to its estimated fair value less costs to sell.

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

At September 30, 2015.

	At September 30, 2015		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$19,244	$19,244	$19,244	$—	$—
Interest bearing deposits with banks	34,274	34,274	34,274	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	35,552	35,552	35,552	—	—
Investment securities—HTM securities	3,530	3,528	1,007	2,521	—
Securities purchased under agreements to resell	126,397	126,397	—	125,731	666
Securities borrowed	148,245	148,232	—	148,148	84
Customer and other receivables(1)	46,134	46,028	—	41,230	4,798
Loans(2)	78,209	79,026	—	17,317	61,709

Financial Liabilities:
Deposits	$147,226	$147,248	$—	$147,248	$—
Short-term borrowings	214	214	—	214	—
Securities sold under agreements to repurchase	57,973	58,036	—	55,598	2,438
Securities loaned	20,644	20,657	—	20,488	169
Other secured financings	6,721	6,720	—	5,441	1,279
Customer and other payables(1)	190,434	190,434	—	190,434	—
Long-term borrowings	128,956	130,826	—	130,747	79

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At December 31, 2014.

	At December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in millions)
Financial Assets:
Cash and due from banks	$21,381	$21,381	$21,381	$—	$—
Interest bearing deposits with banks	25,603	25,603	25,603	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	40,607	40,607	40,607	—	—
Investment securities—HTM securities	100	100	100	—	—
Securities purchased under agreements to resell	82,175	82,165	—	81,981	184
Securities borrowed	136,708	136,708	—	136,696	12
Customer and other receivables(1)	45,116	45,028	—	39,945	5,083
Loans(2)	66,577	67,800	—	18,212	49,588

Financial Liabilities:
Deposits	$133,544	$133,572	$—	$133,572	$—
Short-term borrowings	496	496	—	496	—
Securities sold under agreements to repurchase	69,337	69,433	—	63,921	5,512
Securities loaned	25,219	25,244	—	24,740	504
Other secured financings	7,581	7,881	—	5,465	2,416
Customer and other payables(1)	178,373	178,373	—	178,373	—
Long-term borrowings	120,998	124,961	—	124,150	811

HTM—held to maturity

(1)	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Amounts include all loans measured at fair value on a non-recurring basis.

The fair value of the Company’s lending commitments, primarily related to corporate lending in the Company’s Institutional Securities business segment, that are not carried at fair value at September 30, 2015 was $1,807 million, of which $1,544 million and $263 million would have been categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The notional amount of these commitments was $109.8 billion.

The fair value of the Company’s lending commitments, primarily related to corporate lending in the Company’s Institutional Securities business segment, that are not carried at fair value at December 31, 2014 was $1,178 million, of which $928 million and $250 million would have been categorized in Level 2 and Level 3 of the fair value hierarchy, respectively. The notional amount of these commitments was $86.8 billion.

4.	Derivative Instruments and Hedging Activities.

The Company trades and makes markets globally in listed futures, over-the-counter (“OTC”) swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indices, asset-backed security indices, property indices, mortgage-related and other asset-backed securities, and real estate loan products. The Company uses these instruments for trading, foreign currency exposure management, and asset and liability management.

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

Offsetting of Derivative Instruments.

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

	At September 30, 2015
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(2)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$379,609	$(351,265)	$28,344	$(9,967)	$(8)	$18,369
Cleared OTC(3)	129,262	(127,987)	1,275	—	—	1,275
Exchange traded	31,948	(28,273)	3,675	—	—	3,675

Total derivative assets	$540,819	$(507,525)	$33,294	$(9,967)	$(8)	$23,319

Derivative liabilities
Bilateral OTC	$361,467	$(332,549)	$28,918	$(6,967)	$—	$21,951
Cleared OTC(3)	128,153	(127,267)	886	—	(2)	884
Exchange traded	34,242	(28,273)	5,969	(735)	—	5,234

Total derivative liabilities	$523,862	$(488,089)	$35,773	$(7,702)	$(2)	$28,069

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Gross Amounts(4)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition(2)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$427,079	$(396,582)	$30,497	$(9,844)	$(19)	$20,634
Cleared OTC(3)	217,169	(215,576)	1,593	—	—	1,593
Exchange traded	32,123	(27,819)	4,304	—	—	4,304

Total derivative assets	$676,371	$(639,977)	$36,394	$(9,844)	$(19)	$26,531

Derivative liabilities
Bilateral OTC	$410,003	$(375,095)	$34,908	$(11,192)	$(179)	$23,537
Cleared OTC(3)	211,695	(211,180)	515	—	(6)	509
Exchange traded	32,608	(27,819)	4,789	(726)	—	4,063

Total derivative liabilities	$654,306	$(614,094)	$40,212	$(11,918)	$(185)	$28,109

(1)	Amounts include $6.2 billion of derivative assets and $6.9 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” herein, for additional disclosure about gross fair values and notionals for derivative instruments by risk type.
(2)	Amounts relate to master netting agreements and collateral agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(3)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(4)	Amounts include $6.5 billion of derivative assets and $6.9 billion of derivative liabilities, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” herein, for additional disclosure about gross fair values and notionals for derivative instruments by risk type.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

OTC Derivative Products—Trading Assets.

The tables below present a summary by counterparty credit rating and remaining contract maturity of the fair value of OTC derivatives in a gain position at September 30, 2015 and December 31, 2014. Fair value is presented in the final column, net of collateral received (principally cash and U.S. government and agency securities):

	At September 30, 2015(1)
	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post-collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$260	$289	$895	$4,174	$(4,514)	$1,104	$924
AA	2,599	2,493	1,848	11,978	(13,432)	5,486	2,887
A	10,807	9,428	5,885	22,520	(38,543)	10,097	6,606
BBB	4,202	4,711	2,414	12,306	(15,682)	7,951	5,654
Non-investment grade	4,502	3,339	1,521	3,755	(8,144)	4,973	3,573

Total	$22,370	$20,260	$12,563	$54,733	$(80,315)	$29,611	$19,644

	At December 31, 2014(1)
	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post-collateral
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$499	$246	$1,313	$4,281	$(5,009)	$1,330	$1,035
AA	2,679	2,811	2,704	14,137	(15,415)	6,916	4,719
A	11,733	10,833	7,585	23,968	(43,644)	10,475	6,520
BBB	5,119	3,753	2,592	13,132	(15,844)	8,752	6,035
Non-investment grade	3,196	3,089	1,541	2,499	(5,727)	4,598	3,918

Total	$23,226	$20,732	$15,735	$58,017	$(85,639)	$32,071	$22,227

(1)	Fair values shown represent the Company’s net exposure to counterparties related to the Company’s OTC derivative products. Amounts include centrally cleared OTC derivatives. The tables do not include exchange-traded derivatives and the effect of any related hedges utilized by the Company.
(2)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(3)	Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

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

	Derivative Assets at September 30, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$3,565	$1,828	$—	$5,393	$38,389	$43,193	$—	$81,582
Foreign exchange contracts	210	5	—	215	6,533	438	—	6,971

Total derivatives designated as accounting hedges	3,775	1,833	—	5,608	44,922	43,631	—	88,553

Derivatives not designated as accounting hedges(2):
Interest rate contracts	242,212	123,482	436	366,130	4,570,771	6,416,792	1,231,155	12,218,718
Credit contracts	21,246	3,535	—	24,781	684,536	171,985	—	856,521
Foreign exchange contracts	70,521	412	102	71,035	1,964,784	13,908	42,417	2,021,109
Equity contracts	25,261	—	26,399	51,660	356,509	—	294,745	651,254
Commodity contracts	16,230	—	5,011	21,241	87,566	—	103,188	190,754
Other	364	—	—	364	7,568	—	—	7,568

Total derivatives not designated as accounting hedges	375,834	127,429	31,948	535,211	7,671,734	6,602,685	1,671,505	15,945,924

Total derivatives	$379,609	$129,262	$31,948	$540,819	$7,716,656	$6,646,316	$1,671,505	$16,034,477
Cash collateral netting	(54,391)	(2,480)	—	(56,871)	—	—	—	—
Counterparty netting	(296,874)	(125,507)	(28,273)	(450,654)	—	—	—	—

Total derivative assets	$28,344	$1,275	$3,675	$33,294	$7,716,656	$6,646,316	$1,671,505	$16,034,477

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Derivative Liabilities at September 30, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$61	$98	$—	$159	$2,000	$4,519	$—	$6,519
Foreign exchange contracts	37	2	—	39	4,155	153	—	4,308

Total derivatives designated as accounting hedges	98	100	—	198	6,155	4,672	—	10,827

Derivatives not designated as accounting hedges(2):
Interest rate contracts	224,805	124,372	321	349,498	4,259,745	6,013,571	1,189,701	11,463,017
Credit contracts	21,224	3,418	—	24,642	617,011	165,496	—	782,507
Foreign exchange contracts	72,572	263	60	72,895	1,968,292	12,137	9,274	1,989,703
Equity contracts	28,858	—	28,553	57,411	351,276	—	293,615	644,891
Commodity contracts	13,859	—	5,308	19,167	79,641	—	89,147	168,788
Other	51	—	—	51	4,170	—	—	4,170

Total derivatives not designated as accounting hedges	361,369	128,053	34,242	523,664	7,280,135	6,191,204	1,581,737	15,053,076

Total derivatives	$361,467	$128,153	$34,242	$523,862	$7,286,290	$6,195,876	$1,581,737	$15,063,903
Cash collateral netting	(35,675)	(1,760)	—	(37,435)	—	—	—	—
Counterparty netting	(296,874)	(125,507)	(28,273)	(450,654)	—	—	—	—

Total derivative liabilities	$28,918	$886	$5,969	$35,773	$7,286,290	$6,195,876	$1,581,737	$15,063,903

	Derivative Assets at December 31, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$3,947	$1,053	$—	$5,000	$44,324	$27,692	$—	$72,016
Foreign exchange contracts	498	6	—	504	9,362	261	—	9,623

Total derivatives designated as accounting hedges	4,445	1,059	—	5,504	53,686	27,953	—	81,639

Derivatives not designated as accounting hedges(3):
Interest rate contracts	281,214	211,552	407	493,173	4,854,953	9,187,454	1,467,056	15,509,463
Credit contracts	27,776	4,406	—	32,182	806,441	167,390	—	973,831
Foreign exchange contracts	72,362	152	83	72,597	1,955,343	11,538	9,663	1,976,544
Equity contracts	23,208	—	24,916	48,124	299,363	—	271,164	570,527
Commodity contracts	17,698	—	6,717	24,415	115,792	—	156,440	272,232
Other	376	—	—	376	5,179	—	—	5,179

Total derivatives not designated as accounting hedges	422,634	216,110	32,123	670,867	8,037,071	9,366,382	1,904,323	19,307,776

Total derivatives	$427,079	$217,169	$32,123	$676,371	$8,090,757	$9,394,335	$1,904,323	$19,389,415
Cash collateral netting	(58,541)	(4,654)	—	(63,195)	—	—	—	—
Counterparty netting	(338,041)	(210,922)	(27,819)	(576,782)	—	—	—	—

Total derivative assets	$30,497	$1,593	$4,304	$36,394	$8,090,757	$9,394,335	$1,904,323	$19,389,415

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Derivative Liabilities at December 31, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total	Bilateral OTC	Cleared OTC(1)	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$125	$99	$—	$224	$2,024	$7,588	$—	$9,612
Foreign exchange contracts	5	1	—	6	1,491	121	—	1,612

Total derivatives designated as accounting hedges	130	100	—	230	3,515	7,709	—	11,224

Derivatives not designated as accounting hedges(3):
Interest rate contracts	264,579	207,482	293	472,354	4,615,886	9,138,417	1,714,021	15,468,324
Credit contracts	28,165	3,944	—	32,109	714,181	154,054	—	868,235
Foreign exchange contracts	72,156	169	21	72,346	1,947,178	11,477	1,761	1,960,416
Equity contracts	30,061	—	25,511	55,572	339,884	—	302,205	642,089
Commodity contracts	14,740	—	6,783	21,523	93,019	—	132,136	225,155
Other	172	—	—	172	5,478	—	—	5,478

Total derivatives not designated as accounting hedges	409,873	211,595	32,608	654,076	7,715,626	9,303,948	2,150,123	19,169,697

Total derivatives	$410,003	$211,695	$32,608	$654,306	$7,719,141	$9,311,657	$2,150,123	$19,180,921
Cash collateral netting	(37,054)	(258)	—	(37,312)	—	—	—	—
Counterparty netting	(338,041)	(210,922)	(27,819)	(576,782)	—	—	—	—

Total derivative liabilities	$34,908	$515	$4,789	$40,212	$7,719,141	$9,311,657	$2,150,123	$19,180,921

(1)	Amounts include OTC derivatives that are centrally cleared in accordance with certain regulatory requirements.
(2)	Notional amounts include gross notionals related to open long and short futures contracts of $886 billion and $950 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $432 million and $9 million is included in Customer and other receivables and Customer and other payables, respectively, in the Company’s condensed consolidated statements of financial condition.
(3)	Notional amounts include gross notionals related to open long and short futures contracts of $685 billion and $1,122 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $472 million and $21 million is included in Customer and other receivables and Customer and other payables, respectively, in the Company’s condensed consolidated statements of financial condition.

At September 30, 2015, cash collateral payables of $3 million and at December 31, 2014, cash collateral receivables and payables of $21 million and $30 million, respectively, were not offset against certain contracts that did not meet the definition of a derivative. The Company had no cash collateral receivable at September 30, 2015 that was not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Derivatives Designated as Fair Value Hedges.

The following table presents gains (losses) reported on interest rate derivative instruments designated and qualifying as accounting hedges and the related hedged item as well as the hedge ineffectiveness included in Interest expense in the Company’s condensed consolidated statements of income:

	Gains (Losses) Recognized in Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2015	2014	2015	2014
	(dollars in millions)
Derivatives	$1,531	$(384)	$390	$547
Borrowings	(1,334)	757	386	429

Total	$197	$373	$776	$976

Derivatives Designated as Net Investment Hedges.

The following table presents gains (losses) reported on derivative instruments designated and qualifying as accounting hedges:

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Type	2015	2014	2015	2014
	(dollars in millions)
Foreign exchange contracts(1)	$210	$438	$391	$262

Total	$210	$438	$391	$262

(1)	Losses of $37 million and $117 million related to the forward points on the hedging instruments were excluded from hedge effectiveness testing and recognized in interest income during the quarter and nine months ended September 30, 2015, respectively. Losses of $46 million and $143 million related to the forward points on the hedging instruments were excluded from hedge effectiveness testing and recognized in interest income during the quarter and nine months ended September 30, 2014, respectively.

Derivatives Not Designated as Accounting Hedges.

The following table summarizes gains (losses) on derivative instruments not designated as accounting hedges:

	Gains (Losses) Recognized in Income(1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Type	2015	2014	2015	2014
	(dollars in millions)
Interest rate contracts	$103	$(37)	$579	$(1,847)
Credit contracts	99	407	(110)	258
Foreign exchange contracts	3,570	191	(1,224)	1,795
Equity contracts	3,678	114	1,658	(2,212)
Commodity contracts	787	60	1,435	531
Other contracts	35	22	(30)	133

Total derivative instruments	$8,272	$757	$2,308	$(1,342)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(1)	Gains (losses) on derivative contracts not designated as hedges are primarily included in Trading revenues in the Company’s condensed consolidated statements of income. Gains (losses) associated with certain derivative contracts that have physically settled are excluded from the table above. Gains (losses) on these contracts are reflected with the associated cash instruments, which are also included in Trading revenues in the Company’s condensed consolidated statements of income.

The Company also has certain embedded derivatives that have been bifurcated from the related structured borrowings. Such derivatives are classified in Long-term borrowings and had a net fair value of $19 million and $10 million at September 30, 2015 and December 31, 2014, respectively, and a notional value of $2,069 million at both September 30, 2015 and December 31, 2014. The Company recognized a loss of $6 million and a gain of $10 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and nine months ended September 30, 2015, respectively. The Company recognized a gain of $5 million and a loss of $23 million related to changes in the fair value of its bifurcated embedded derivatives for the quarter and nine months ended September 30, 2014, respectively.

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

At September 30, 2015
(dollars in millions)
Net derivative liabilities	$26,700
Collateral posted	22,247

The additional collateral or termination payments which may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). At September 30, 2015, for such OTC trading agreements, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers were as follows:

At September 30, 2015
(dollars in millions)
Incremental collateral or termination payments upon potential future ratings downgrade(1):
One-notch downgrade	$1,111
Two-notch downgrade	1,251

(1)	Amounts include $1,879 million related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The tables below summarize the notional and fair value of protection sold and protection purchased through credit default swaps:

	At September 30, 2015
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$458,768	$1,241	$439,328	$(593)
Index and basket credit default swaps	264,416	(148)	231,528	(68)
Tranched index and basket credit default swaps	74,353	(1,394)	170,635	823

Total	$797,537	$(301)	$841,491	$162

	At December 31, 2014
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$535,415	$(2,479)	$509,872	$1,641
Index and basket credit default swaps	276,465	(1,777)	229,789	1,563
Tranched index and basket credit default swaps	96,182	(2,355)	194,343	3,334

Total	$908,062	$(6,611)	$934,004	$6,538

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The tables below summarize the credit ratings of the reference obligation and maturities of protection sold through credit default swaps and other credit contracts:

	At September 30, 2015
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$4,247	$13,475	$5,252	$1,587	$24,561	$(253)
AA	9,247	18,450	10,605	2,689	40,991	(433)
A	18,861	36,875	11,145	1,825	68,706	(803)
BBB	43,071	92,864	41,808	11,883	189,626	(325)
Non-investment grade	35,030	66,058	28,914	4,882	134,884	3,055

Total	110,456	227,722	97,724	22,866	458,768	1,241

Index and basket credit default swaps:
AAA	14,890	41,296	1,663	—	57,849	(1,006)
A	4,700	4,668	6,271	12	15,651	(197)
BBB	9,904	27,045	49,952	34,893	121,794	(818)
Non-investment grade	24,331	82,978	16,048	20,118	143,475	479

Total	53,825	155,987	73,934	55,023	338,769	(1,542)

Total credit default swaps sold	$164,281	$383,709	$171,658	$77,889	$797,537	$(301)

Other credit contracts(3)	$1	$806	$340	$49	$1,196	$(1,042)

Total credit derivatives and other credit contracts	$164,282	$384,515	$171,998	$77,938	$798,733	$(1,343)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)(2)
	Years to Maturity
Credit Ratings of the Reference Obligation	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
AAA	$2,385	$9,400	$6,147	$692	$18,624	$(113)
AA	9,080	23,701	14,769	3,318	50,868	(688)
A	22,861	52,291	22,083	2,944	100,179	(1,962)
BBB	48,547	114,384	60,629	13,536	237,096	(1,489)
Non-investment grade	29,857	66,066	29,011	3,714	128,648	1,773

Total	112,730	265,842	132,639	24,204	535,415	(2,479)

Index and basket credit default swaps:
AAA	17,625	31,124	7,265	1,883	57,897	(985)
AA	704	6,512	716	2,864	10,796	(270)
A	1,283	6,841	10,154	30	18,308	(465)
BBB	30,265	40,575	60,141	7,730	138,711	(2,904)
Non-investment grade	25,750	88,105	22,971	10,109	146,935	492

Total	75,627	173,157	101,247	22,616	372,647	(4,132)

Total credit default swaps sold	$188,357	$438,999	$233,886	$46,820	$908,062	$(6,611)

Other credit contracts(3)	$51	$539	$1	$620	$1,211	$(500)

Total credit derivatives and other credit contracts	$188,408	$439,538	$233,887	$47,440	$909,273	$(7,111)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Fair value amounts of certain credit default swaps where the Company sold protection have an asset carrying value because credit spreads of the underlying reference entity or entities tightened during the term of the contracts.
(3)	Other credit contracts include credit-linked notes (“CLNs”), collateralized debt obligations (“CDOs”) and credit default swaps that are considered hybrid instruments. Fair value amounts shown represent the fair value of the hybrid instruments.

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

Purchased Credit Protection with Identical Underlying Reference Obligations.

For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $668 billion and $731 billion at September 30, 2015 and December 31, 2014, respectively, compared with a notional amount of approximately $721 billion and $805 billion at September 30, 2015 and December 31, 2014, respectively, of credit protection sold with identical underlying reference obligations. In order to identify purchased protection with the same underlying reference obligations, the notional amount for individual reference obligations within non-tranched indices and baskets was determined on a pro rata basis and matched off against single name and non-tranched index and basket credit default swaps where credit protection was sold with identical underlying reference obligations.

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

	At September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$24,718	$119	$3	$—	$24,834
U.S. agency securities(1)	21,000	90	68	—	21,022

Total U.S. government and agency securities	45,718	209	71	—	45,856
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,996	4	44	—	1,956
Non-agency	2,174	16	12	—	2,178
Auto loan asset-backed securities	2,679	3	1	—	2,681
Corporate bonds	3,866	14	17	—	3,863
Collateralized loan obligations	912	—	13	—	899
FFELP student loan asset-backed securities(2)	3,807	—	93	—	3,714

Total corporate and other debt	15,434	37	180	—	15,291

Total AFS debt securities	61,152	246	251	—	61,147

AFS equity securities	15	—	3	—	12

Total AFS securities	61,167	246	254	—	61,159
HTM securities:
U.S. government securities:
U.S. Treasury securities	1,002	5	—	—	1,007
U.S. agency securities(1)	2,528	1	8	—	2,521

Total HTM securities	3,530	6	8	—	3,528

Total Investment securities	$64,697	$252	$262	$—	$64,687

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$35,855	$42	$67	$—	$35,830
U.S. agency securities(1)	18,030	77	72	—	18,035

Total U.S. government and agency securities	53,885	119	139	—	53,865
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,288	1	76	—	2,213
Non-agency	1,820	11	6	—	1,825
Auto loan asset-backed securities	2,433	—	5	—	2,428
Corporate bonds	3,640	10	22	—	3,628
Collateralized loan obligations	1,087	—	20	—	1,067
FFELP student loan asset-backed securities(2)	4,169	18	8	—	4,179

Total corporate and other debt	15,437	40	137	—	15,340

Total AFS debt securities	69,322	159	276	—	69,205

AFS equity securities	15	—	4	—	11

Total AFS securities	69,337	159	280	—	69,216
HTM securities:
U.S. government securities:
U.S. Treasury securities	100	—	—	—	100

Total HTM securities	100	—	—	—	100

Total Investment securities	$69,437	$159	$280	$—	$69,316

(1)	U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
(2)	FFELP—Federal Family Education Loan Program. Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following tables present the fair value of Investment securities that are in an unrealized loss position:

	At September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$1,926	$3	$—	$—	$1,926	$3
U.S. agency securities	8,137	31	1,943	37	10,080	68

Total U.S. government and agency securities	10,063	34	1,943	37	12,006	71
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	43	—	1,250	44	1,293	44
Non-agency	634	6	475	6	1,109	12
Auto loan asset-backed securities	782	—	309	1	1,091	1
Corporate bonds	1,196	8	469	9	1,665	17
Collateralized loan obligations	—	—	900	13	900	13
FFELP student loan asset-backed securities	2,767	62	877	31	3,644	93

Total corporate and other debt	5,422	76	4,280	104	9,702	180

Total AFS debt securities	15,485	110	6,223	141	21,708	251

AFS equity securities	12	3	—	—	12	3

Total AFS securities	15,497	113	6,223	141	21,720	254

HTM securities:
U.S. government and agency securities:
U.S. agency securities	1,921	8	—	—	1,921	8

Total HTM securities	1,921	8	—	—	1,921	8

Total Investment securities	$17,418	$121	$6,223	$141	$23,641	$262

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$11,410	$14	$5,924	$53	$17,334	$67
U.S. agency securities	2,739	6	4,133	66	6,872	72

Total U.S. government and agency securities	14,149	20	10,057	119	24,206	139
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	42	—	1,822	76	1,864	76
Non-agency	706	3	346	3	1,052	6
Auto loan asset-backed securities	2,034	5	—	—	2,034	5
Corporate bonds	905	6	1,299	16	2,204	22
Collateralized loan obligations	—	—	1,067	20	1,067	20
FFELP student loan asset-backed securities	1,523	6	393	2	1,916	8

Total corporate and other debt	5,210	20	4,927	117	10,137	137

Total AFS debt securities	19,359	40	14,984	236	34,343	276

AFS equity securities	11	4	—	—	11	4

Total Investment securities	$19,370	$44	$14,984	$236	$34,354	$280

As discussed in Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K, AFS and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Company’s ongoing assessment of temporary versus other-than-temporarily impaired at the individual security level. The net unrealized losses on AFS debt securities reported in the table above are primarily due to higher interest rates since those securities were purchased. The risk of credit loss on securities in an unrealized loss position is considered minimal because all of the Company’s agency securities as well as the Company’s asset-backed securities, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”) are highly rated and because the Company’s corporate bonds are all investment grade. The Company does not intend to sell and is not likely to be required to sell its AFS debt securities prior to recovery of its amortized cost basis. The Company does not expect to experience a credit loss on its AFS debt securities or HTM securities based on consideration of the relevant information (as discussed in Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K), including for U.S. government and agency securities, the existence of an explicit and implicit guarantee provided by the U.S. government. The Company believes that its AFS debt securities in an unrealized loss position were not other-than-temporarily impaired at September 30, 2015 and December 31, 2014.

For AFS equity securities in an unrealized loss position, the Company does not intend to sell these securities or expect to be required to sell these securities prior to the recovery of the cost basis and the Company believes that these securities were not other-than-temporarily impaired at September 30, 2015 and December 31, 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents the amortized cost, fair value and annualized average yield of Investment securities by contractual maturity dates at September 30, 2015:

	At September 30, 2015
	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities:
After 1 year through 5 years	$24,570	$24,683	1.1%
After 5 years through 10 years	148	151	2.1%

Total	24,718	24,834

U.S. agency securities:
After 1 year through 5 years	2,436	2,437	0.7%
After 5 years through 10 years	2,087	2,103	1.6%
After 10 years	16,477	16,482	1.8%

Total	21,000	21,022

Total U.S. government and agency securities	45,718	45,856	1.3%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
Due within 1 year	2	2	0.5%
After 1 year through 5 years	673	675	0.9%
After 5 years through 10 years	218	217	1.5%
After 10 years	1,103	1,062	1.5%

Total	1,996	1,956

Non-agency:
After 10 years	2,174	2,178	1.8%

Total	2,174	2,178

Auto loan asset-backed securities:
Due within 1 year	11	11	0.7%
After 1 year through 5 years	2,315	2,316	1.1%
After 5 years through 10 years	353	354	1.5%

Total	2,679	2,681

Corporate bonds:
Due within 1 year	458	459	1.0%
After 1 year through 5 years	2,694	2,688	1.6%
After 5 years through 10 years	714	716	2.7%

Total	3,866	3,863

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At September 30, 2015
	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
Collateralized loan obligations:
After 5 years through 10 years	$912	$899	1.4%

Total	912	899

FFELP student loan asset-backed securities:
After 1 year through 5 years	87	87	0.7%
After 5 years through 10 years	697	687	0.9%
After 10 years	3,023	2,940	0.9%

Total	3,807	3,714

Total corporate and other debt	15,434	15,291	1.6%

Total AFS debt securities	61,152	61,147	1.3%

AFS equity securities	15	12	—%

Total AFS securities	61,167	61,159	1.3%

HTM securities:
U.S. government securities:
U.S. Treasury securities:
After 1 year through 5 years	1,002	1,007	1.0%

Total	1,002	1,007

U.S. agency securities:
After 10 years	2,528	2,521	2.4%

Total	2,528	2,521

Total HTM securities	3,530	3,528	2.0%

Total Investment securities	$64,697	$64,687	1.4%

See Note 12 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan asset-backed securities, CLO and FFELP student loan asset-backed securities.

The following table presents information pertaining to gross realized gains and losses on sales of AFS securities within the Company’s Investment securities portfolio during the quarters and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in millions)
Gross realized gains	$22	$20	$91	$37
Gross realized (losses)	(4)	—	(17)	(1)

Total	$18	$20	$74	$36

Gross realized gains and losses are recognized in Other revenues in the Company’s condensed consolidated statements of income.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

6.	Collateralized Transactions.

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

The Company’s policy is generally to take possession of securities purchased under agreements to resell and securities borrowed, and to receive securities and cash posted as collateral (with rights of rehypothecation). In certain cases, the Company may agree for such collateral to be posted to a third-party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. The Company also monitors the fair value of the underlying securities as compared with the related receivable or payable, including accrued interest, and, as necessary, requests additional collateral as provided under the applicable agreement to ensure such transactions are adequately collateralized. The risk related to a decline in the market value of collateral (pledged or received) is managed by setting appropriate market-based haircuts. Increases in collateral margin calls on secured financing due to market value declines may be mitigated by increases in collateral margin calls on reverse repurchase agreements and securities borrowed transactions with similar quality collateral. Additionally, the Company may request lower quality collateral pledged be replaced with higher quality collateral through collateral substitution rights in the underlying agreements.

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

Offsetting of Certain Collateralized Transactions.

The following tables present information about the offsetting of these instruments and related collateral amounts. For information related to offsetting of derivatives, see Note 4.

	At September 30, 2015
	Gross Amounts(1)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$185,825	$(58,619)	$127,206	$(122,156)	$5,050
Securities borrowed	157,456	(9,211)	148,245	(141,809)	6,436

Liabilities
Securities sold under agreements to repurchase	$117,189	$(58,619)	$58,570	$(48,777)	$9,793
Securities loaned	29,855	(9,211)	20,644	(20,183)	461

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Gross Amounts(3)	Amounts Offset in the Condensed Consolidated Statements of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Condensed Consolidated Statements of Financial Condition(2)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$148,234	$(64,946)	$83,288	$(79,343)	$3,945
Securities borrowed	145,556	(8,848)	136,708	(128,282)	8,426

Liabilities
Securities sold under agreements to repurchase	$134,895	$(64,946)	$69,949	$(56,454)	$13,495
Securities loaned	34,067	(8,848)	25,219	(24,252)	967

(1)	Amounts include $4.9 billion of Securities purchased under agreements to resell, $3.5 billion of Securities borrowed, $9.7 billion of Securities sold under agreements to repurchase and $0.4 billion of Securities loaned, which are either not subject to master netting agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.
(2)	Amounts relate to master netting agreements, which have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.
(3)	Amounts include $3.9 billion of Securities purchased under agreements to resell, $4.2 billion of Securities borrowed, $15.6 billion of Securities sold under agreements to repurchase and $0.7 billion of Securities loaned, which are either not subject to master netting agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.

Secured Financing Transactions—Maturities and Collateral Pledged.

The following tables present gross obligations for repurchase agreements, securities loaned transactions and obligations to return securities received as collateral by remaining contractual maturity and class of collateral pledged.

	At September 30, 2015
	Remaining Contractual Maturity
	Overnight and Open	Less than 30 days	30-90 days	Over 90 days	Total
	(dollars in millions)
Securities sold under agreements to repurchase(1)	$46,165	$21,392	$12,312	$37,320	$117,189
Securities loaned(1)	16,224	2,026	2,103	9,502	29,855

Gross amount of secured financing included in the above offsetting disclosure	$62,389	$23,418	$14,415	$46,822	$147,044
Obligation to return securities received as collateral	20,328	—	—	—	20,328

Total	$82,717	$23,418	$14,415	$46,822	$167,372

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Secured Financing by the Class of Collateral Pledged	At September 30, 2015
(dollars in millions)
Securities sold under agreements to repurchase(1)
U.S. government and agency securities	$65,438
State and municipal securities	51
Other sovereign government obligations	35,608
Asset-backed securities	776
Corporate and other debt	4,426
Corporate equities	10,587
Other	303

Total securities sold under agreements to repurchase	$117,189

Securities loaned(1)
Other sovereign government obligations	$9,356
Corporate and other debt	176
Corporate equities	20,312
Other	11

Total securities loaned	$29,855

Gross amount of secured financing included in the above offsetting disclosure	$147,044

Obligation to return securities received as collateral
Corporate equities	$20,328

Total obligation to return securities received as collateral	$20,328

Total	$167,372

(1)	Amounts presented on a gross basis, prior to netting as shown on the Company’s condensed consolidated statements of financial condition.

Trading Assets Pledged.

The Company pledges its trading assets to collateralize repurchase agreements and other secured financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the Company’s condensed consolidated statements of financial condition. At September 30, 2015 and December 31, 2014, the carrying value of Trading assets by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were $43.1 billion and $31.3 billion, respectively.

Collateral Received.

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which the Company is the lender. In instances where the Company is permitted to sell or repledge these securities, the Company reports the fair value of the collateral received and the related obligation to return the collateral in its condensed consolidated statements of financial condition. At September 30, 2015 and December 31, 2014, the total fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $593 billion and $546 billion, respectively, and the fair value of the portion that had been sold or repledged was $438 billion and $403 billion, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Other.

The Company also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the Company’s condensed consolidated statements of financial condition. For a further discussion of the Company’s margin lending activities, see Note 6 to the consolidated financial statements in the 2014 Form 10-K. At September 30, 2015 and December 31, 2014, there were approximately $25.7 billion and $29.0 billion, respectively, of customer margin loans outstanding.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and certain equity-linked notes and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets (see Notes 10 and 12).

At September 30, 2015 and December 31, 2014, cash and securities deposited with clearing organizations or segregated under federal and other regulations or requirements were as follows:

	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(1)	$35,552	$40,607
Securities(2)	16,946	14,630

Total	$52,498	$55,237

(1)	In June 2015, the Company made amendments to certain arrangements by which it acts in the capacity of a clearing member to clear derivatives on behalf of customers. These amendments resulted in approximately $3.8 billion related to cash initial margin received from customers and remitted to clearing organizations or third-party custodian banks no longer qualifying for recognition in the Company’s condensed consolidated statements of financial condition.
(2)	Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Securities purchased under agreements to resell and Trading assets in the Company’s condensed consolidated statements of financial condition.

7.	Loans and Allowance for Credit Losses.

Loans.

The Company’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at lower of cost or fair value in the Company’s condensed consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company’s outstanding loans at September 30, 2015 and December 31, 2014 included the following:

	At September 30, 2015			At December 31, 2014
Loans by Product Type	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)
	(dollars in millions)
Corporate loans	$22,519	$8,509	$31,028	$19,659	$8,200	$27,859
Consumer loans	20,447	—	20,447	16,576	—	16,576
Residential real estate loans	19,640	121	19,761	15,735	114	15,849
Wholesale real estate loans	6,577	569	7,146	5,298	1,144	6,442

Total loans, gross of allowance for loan losses	69,183	9,199	78,382	57,268	9,458	66,726
Allowance for loan losses	(173)	—	(173)	(149)	—	(149)

Total loans, net of allowance for loan losses	$69,010	$9,199	$78,209	$57,119	$9,458	$66,577

(1)	Amounts include loans that are made to non-U.S. borrowers of $7,455 million and $7,017 million at September 30, 2015 and December 31, 2014, respectively.
(2)	Loans at fixed interest rates and floating or adjustable interest rates were $7,280 million and $70,929 million, respectively, at September 30, 2015 and $6,663 million and $59,914 million, respectively, at December 31, 2014

The above table does not include Loans and lending commitments held at fair value of $11,334 million and $11,962 million that were recorded as Trading assets in the Company’s condensed consolidated statement of financial condition at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, Loans and lending commitments held at fair value consisted of $6,762 million of corporate loans, $1,933 million of residential real estate loans and $2,639 million of wholesale real estate loans. At December 31, 2014, Loans and lending commitments held at fair value consisted of $7,093 million of corporate loans, $1,682 million of residential real estate loans and $3,187 million of wholesale real estate loans. See Note 3 for further information regarding Loans and lending commitments held at fair value.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The following tables present credit quality indicators for the Company’s loans held for investment, gross of allowance for loan losses, by product type.

	At September 30, 2015
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$21,265	$20,447	$19,596	$6,577	$67,885
Special mention	786	—	—	—	786
Substandard	447	—	44	—	491
Doubtful	21	—	—	—	21

Total loans	$22,519	$20,447	$19,640	$6,577	$69,183

	At December 31, 2014
Loans by Credit Quality Indicators	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$17,847	$16,576	$15,688	$5,298	$55,409
Special mention	1,683	—	—	—	1,683
Substandard	127	—	47	—	174
Doubtful	2	—	—	—	2

Total loans	$19,659	$16,576	$15,735	$5,298	$57,268

Allowance for Credit Losses and Impaired Loans.

For factors considered by the Company in determining the allowance for loan losses and impairments, see Notes 2 and 8 to the Company’s consolidated financial statements in the 2014 Form 10-K.

The tables below provide details on impaired and past due loans for the Company’s loans held for investment.

	At September 30, 2015			At December 31, 2014
Loans by Product Type	Corporate	Residential Real Estate	Total	Corporate	Residential Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$17	$—	$17	$—	$—	$—
Impaired loans without allowance(1)	76	25	101	2	17	19
Impaired loans unpaid principal balance	93	25	118	2	17	19
Past due 90 days loans and on nonaccrual	53	28	81	2	25	27

(1)	At September 30, 2015 and December 31, 2014, no allowance was outstanding for these loans as the present value of the expected future cash flows (or alternatively, the observable market price of the loan or the fair value of the collateral held) exceeded or equaled the carrying value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At September 30, 2015				At December 31, 2014
Loans by Region	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
	(dollars in millions)
Impaired loans	$101	$17	$—	$118	$19	$—	$—	$19
Past due 90 days loans and on nonaccrual	81	—	—	81	27	—	—	27
Allowance for loan losses	140	28	5	173	121	20	8	149

EMEA—Europe, Middle East and Africa.

The table below summarizes information about the allowance for loan losses, loans by impairment methodology, the allowance for lending commitments and lending commitments by impairment methodology.

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2014	$118	$2	$8	$21	$149
Gross charge-offs	—	—	(1)	—	(1)
Gross recoveries	1	—	—	—	1

Net recoveries/(charge-offs)	1	—	(1)	—	—

Provision for loan losses(1)	31	—	3	1	35
Other(2)	(11)	—	—	—	(11)

Balance at September 30, 2015	$139	$2	$10	$22	$173

Allowance for loan losses by impairment methodology:
Inherent	$134	$2	$10	$22	$168
Specific	5	—	—	—	5

Total allowance for loan losses at September 30, 2015	$139	$2	$10	$22	$173

Loans evaluated by impairment methodology(3):
Inherent	$22,426	$20,447	$19,615	$6,577	$69,065
Specific	93	—	25	—	118

Total loans evaluated at September 30, 2015	$22,519	$20,447	$19,640	$6,577	$69,183

Allowance for lending commitments:
Balance at December 31, 2014	$147	$—	$—	$2	$149
Provision for lending commitments(4)	11	—	—	1	12

Balance at September 30, 2015	$158	$—	$—	$3	$161

Allowance for lending commitments by impairment methodology:
Inherent	$158	$—	$—	$3	$161
Specific	—	—	—	—	—

Total allowance for lending commitments at September 30, 2015	$158	$—	$—	$3	$161

Lending commitments evaluated by impairment methodology(3):
Inherent	$65,627	$4,587	$310	$446	$70,970
Specific	128	—	—	—	128

Total lending commitments evaluated at September 30, 2015	$65,755	$4,587	$310	$446	$71,098

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for loan losses:
Balance at December 31, 2013	$137	$1	$4	$14	$156
Gross charge-offs	—	—	—	(3)	(3)
Gross recoveries	—	—	—	1	1

Net charge-offs	—	—	—	(2)	(2)

Provision (release) for loan losses(1)	(20)	1	3	3	(13)

Balance at September 30, 2014	$117	$2	$7	$15	$141

Allowance for loan losses by impairment methodology:
Inherent	$115	$2	$7	$15	$139
Specific	2	—	—	—	2

Total allowance for loan losses at September 30, 2014	$117	$2	$7	$15	$141

Loans evaluated by impairment methodology(3):
Inherent	$18,575	$15,389	$14,169	$3,430	$51,563
Specific	14	—	29	—	43

Total loan evaluated at September 30, 2014	$18,589	$15,389	$14,198	$3,430	$51,606

Allowance for lending commitments:
Balance at December 31, 2013	$125	$—	$—	$2	$127
Provision for lending commitments(4)	14	—	—	—	14

Balance at September 30, 2014	$139	$—	$—	$2	$141

Allowance for lending commitments by impairment methodology:
Inherent	$139	$—	$—	$2	$141
Specific	—	—	—	—	—

Total allowance for lending commitments at September 30, 2014	$139	$—	$—	$2	$141

Lending commitments evaluated by impairment methodology(3):
Inherent	$63,702	$4,354	$269	$288	$68,613
Specific	53	—	—	—	53

Total lending commitments evaluated at September 30, 2014	$63,755	$4,354	$269	$288	$68,666

(1)	The Company recorded provisions of $5 million and $2 million for loan losses within Other revenues for the quarters ended September 30, 2015 and 2014, respectively.
(2)	Amount includes the impact related to the transfer to loans held for sale and foreign currency translation adjustments.
(3)	Loan balances are gross of the allowance for loan losses and lending commitments are gross of credit losses.
(4)	The Company recorded a provision of $4 million and a release of $16 million for lending commitments within Other non-interest expenses for the quarters ended September 30, 2015 and 2014, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Company’s Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the Company’s condensed consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from one to twelve years. The Company establishes an allowance for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At September 30, 2015, the Company had $4,887 million of employee loans, net of an allowance of approximately $121 million. At December 31, 2014, the Company had $5,130 million of employee loans, net of an allowance of approximately $116 million.

8.	Equity Method Investments.

Equity Method Investments.

The Company has investments accounted for under the equity method of accounting (see Note 1 to the consolidated financial statements in the 2014 Form 10-K) of $3,244 million and $3,332 million at September 30, 2015 and December 31, 2014, respectively, included in Other investments in the Company’s condensed consolidated statements of financial condition. Income from equity method investments was $35 million and $32 million for the quarters ended September 30, 2015 and 2014, respectively, and $118 million and $108 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in Other revenues in the Company’s condensed consolidated statements of income. Income from the Company’s equity method investments for the quarters and nine months ended September 30, 2015 and 2014 was primarily related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), as described below.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and Mitsubishi UFJ Financial Group, Inc. holds a 60% voting interest in MUMSS. The Company accounts for its interest in MUMSS as an equity method investment within the Company’s Institutional Securities business segment. During the quarters ended September 30, 2015 and 2014, the Company recorded income of $54 million and $55 million, respectively, and income of $194 million and $146 million in the nine months ended September 30, 2015 and 2014, respectively, within Other revenues in the Company’s condensed consolidated statements of income, arising from the Company’s 40% stake in MUMSS.

In June 2015 and 2014, MUMSS paid a dividend of approximately $291 million and $594 million, respectively, of which the Company received approximately $116 million and $238 million, respectively, for its proportionate share of MUMSS.

9.	Deposits.

The Company’s deposits, which were primarily in the U.S., were as follows:

	At September 30, 2015(1)	At December 31, 2014(1)
	(dollars in millions)
Savings and demand deposits	$143,543	$132,159
Time deposits	3,683	1,385

Total	$147,226	$133,544

(1)	Total deposits subject to the Federal Deposit Insurance Corporation (the “FDIC”) insurance at September 30, 2015 and December 31, 2014 were $107 billion and $99 billion, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Interest-bearing deposits at September 30, 2015 included $143,528 million of saving deposits payable upon demand, and $2,437 million of time deposits maturing in 2015, $1,053 million of time deposits maturing in 2016, $180 million of time deposits maturing in 2017 and $13 million of time deposits maturing in 2018.

The vast majority of deposits in Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) are sourced from the Company’s retail brokerage accounts. Concurrent with the acquisition of the remaining 35% stake in the purchase of the retail securities joint venture between the Company and Citigroup Inc. (“Citi”) (the “Wealth Management JV”) in 2013, the deposit sweep agreement between Citi and the Company was terminated (see Note 3 to the consolidated financial statements in the 2014 Form 10-K). The transfer of deposits previously held by Citi to the Company’s depository institutions relating to the Company’s customer accounts was completed at June 30, 2015. During 2015, $8.7 billion of deposits were transferred by Citi to the Company’s depository institutions.

10.	Long-Term Borrowings and Other Secured Financings.

Long-Term Borrowings.

The Company’s long-term borrowings included the following components:

	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Senior debt	$146,899	$139,565
Subordinated debt	10,575	8,339
Junior subordinated debentures	2,869	4,868

Total	$160,343	$152,772

During the nine months ended September 30, 2015 and 2014, the Company issued notes with a principal amount of approximately $30.2 billion and $26.5 billion, respectively, and approximately $17.6 billion and $24.7 billion, respectively, in aggregate long-term borrowings matured or were retired.

The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.9 years for both September 30, 2015 and December 31, 2014.

During May of 2015, Morgan Stanley Capital Trusts VI and VII redeemed all of their issued and outstanding 6.60% Capital Securities, respectively.

Other Secured Financings.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, pledged commodities, certain equity-linked notes and other secured borrowings. See Note 12 for further information on Other secured financings related to VIEs and securitization activities.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company’s Other secured financings consisted of the following:

	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Secured financings with original maturities greater than one year	$8,096	$10,346
Secured financings with original maturities one year or less	1,733	1,395
Failed sales(1)	342	344

Total	$10,171	$12,085

(1)	For more information on failed sales, see Note 12.

11.	Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending, securities financing arrangements, mortgage lending, underwriting commitments and other financing arrangements at September 30, 2015 are summarized below by years to maturity. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Years to Maturity at September 30, 2015
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$315	$8	$—	$1	$324
Investment activities	484	61	20	533	1,098
Primary lending commitments—investment grade(1)	13,636	20,928	34,007	3,453	72,024
Primary lending commitments—non-investment grade(1)	2,278	6,246	14,131	5,947	28,602
Secondary lending commitments	45	81	48	40	214
Commitments for secured lending transactions	1,895	294	511	1,188	3,888
Forward starting reverse repurchase agreements and securities borrowing agreements(2)(3)	73,680	—	—	—	73,680
Commercial and residential mortgage-related commitments	18	359	70	1,262	1,709
Other lending commitments	5,058	980	601	139	6,778

Total	$97,409	$28,957	$49,388	$12,563	$188,317

(1)	Due to the nature of the Company’s obligations under the commitments, these amounts include certain commitments participated to third parties totaling $1.8 billion of investment grade and $3.0 billion of non-investment grade.
(2)	The Company enters into forward starting reverse repurchase and securities borrowing agreements (agreements that have a trade date at or prior to September 30, 2015 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations. These agreements primarily settle within three business days of the trade date, and of the total amount at September 30, 2015, $60.3 billion settled within three business days.
(3)	The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $1.3 billion.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Guarantees.

The table below summarizes certain information regarding the Company’s obligations under guarantee arrangements at September 30, 2015:

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
Type of Guarantee	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$164,281	$383,709	$171,658	$77,889	$797,537	$(301)	$—
Other credit contracts	1	806	340	49	1,196	(1,042)	—
Non-credit derivative contracts(1)	1,069,489	825,927	301,902	590,735	2,788,053	80,932	—
Standby letters of credit and other financial guarantees issued(2)	818	1,509	1,311	6,284	9,922	(188)	6,962
Market value guarantees	26	397	221	34	678	4	82
Liquidity facilities	2,842	—	—	—	2,842	(4)	4,473
Whole loan sales guarantees	—	—	1	23,484	23,485	9	—
Securitization representations and warranties	—	—	—	63,613	63,613	98	—
General partner guarantees	71	37	87	454	649	71	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 4.
(2)	These amounts include certain standby letters of credit participated to third parties totaling $0.7 billion due to the nature of the Company’s obligations under these arrangements.

For a further description of these guarantees, refer to Note 13 to the Company’s consolidated financial statements in the 2014 Form 10-K.

The Company has obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, security or commodity price, an index, or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, as well as indirect guarantees of the indebtedness of others. The Company’s use of guarantees is described in Note 13 to the Company’s consolidated financial statements in the 2014 Form 10-K.

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

The Company incurred legal expenses of $320 million and $555 million in the quarter and nine months ended September 30, 2015, respectively, and $66 million and $256 million in the quarter and nine months ended September 30, 2014, respectively, within Other non-interest expenses.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint which alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On April 26, 2013, the defendants filed an answer to the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 7, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL (together, the “Trust”) against the Company. The matter is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The complaint seeks,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

among other relief, rescission of the mortgage loan purchase agreement underlying the transaction, specific performance and unspecified damages and interest. On August 8, 2014, the court granted in part and denied in part the Company’s motion to dismiss. On September 3, 2014, the Company filed its answer to the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $149 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On August 8, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. On August 16, 2013, the court granted in part and denied in part the Company’s motion to dismiss the complaint. On September 17, 2013, the Company filed its answer to the complaint. On September 26, 2013, and October 7, 2013, the Company and the plaintiff, respectively, filed notices of appeal with respect to the court’s August 16, 2013 decision. The plaintiff is seeking, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $527 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On September 28, 2012, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-13ARX against the Company styled Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. U.S. Bank filed an amended complaint on January 17, 2013, which asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $609 million, breached various representations and warranties. The amended complaint seeks, among other relief, declaratory judgment relief, specific performance and unspecified damages and interest. On September 25, 2014, the court granted in part and denied in part the Company’s motion to dismiss. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $170 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On January 10, 2013, U.S. Bank, in its capacity as Trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-10SL and Mortgage Pass-Through Certificates, Series 2006-10SL against the Company. The complaint is styled Morgan Stanley Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $300 million, breached various representations and warranties. The complaint seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages,

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

and interest. On August 8, 2014, the court granted in part and denied in part the Company’s motion to dismiss. On September 3, 2014, the Company filed its answer to the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $197 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On September 12, 2014, the Company filed a notice of appeal from the June 10, 2014 denial of the defendants’ motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The amended complaint, filed November 17, 2014, alleges causes of action against the Company for violations of the Texas Securities Act and the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 28, 2014, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1, filed a complaint against the Company. The matter is styled Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC and is pending in the SDNY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $735 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified compensatory and/or rescissory damages, interest and costs. On April 3, 2015, the court granted in part and denied in part the Company’s motion to dismiss. On April 17, 2015, the

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Company filed its answer to the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $292 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On July 8, 2013, U.S. Bank National Association, in its capacity as trustee for Morgan Stanley Mortgage Loan Trust 2007-2AX, filed a complaint against the Company. The matter is styled U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. and GreenPoint Mortgage Funding, Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest. On August 22, 2013, the Company filed a motion to dismiss the complaint, which was granted in part and denied in part on November 24, 2014. The Company filed its answer on December 12, 2014. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $240 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley ABS Capital I Inc. Trust 2007-NC4, filed a complaint against the Company. The matter is styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On October 20, 2015, the court granted in part and denied in part the Company’s motion to dismiss. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands from a certificate holder and a monoline insurer that the Company did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

12.	Variable Interest Entities and Securitization Activities.

The Company is involved with various special purpose entities (“SPE”) in the normal course of business. In most cases, these entities are deemed to be VIEs. The Company’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through credit-linked notes, other structured financings, collateralized loan and debt obligations, equity-linked notes, managed real estate partnerships and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), and

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs).

For a further discussion on the Company’s VIEs, the determination and structure of VIEs and securitization activities, see Note 7 to the Company’s consolidated financial statements in the 2014 Form 10-K.

Consolidated VIEs.

Except for consolidated VIEs included in other structured financings and managed real estate partnerships in the tables below, the Company accounts for the assets held by the entities primarily in Trading assets and the liabilities of the entities in Other secured financings in its condensed consolidated statements of financial condition. For consolidated VIEs included in other structured financings, the Company accounts for the assets held by the entities primarily in Premises, equipment and software costs, and Other assets in its condensed consolidated statements of financial condition. For consolidated VIEs included in managed real estate partnerships, the Company accounts for the assets held by the entities primarily in Trading assets in its condensed consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

The following table presents information at September 30, 2015 and December 31, 2014 about VIEs that the Company consolidates. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At September 30, 2015		At December 31, 2014
	VIE assets	VIE liabilities	VIE assets	VIE liabilities
	(dollars in millions)
Mortgage- and asset-backed securitizations	$437	$254	$563	$337
Managed real estate partnerships(1)	60	1	288	4
Other structured financings	830	13	928	80
Credit linked notes and Other	1,635	192	1,199	—

(1)	During the second quarter of 2015, the Company deconsolidated approximately $191 million in net assets previously attributable to nonredeemable noncontrolling interests that were related to a real estate fund sponsored by the Company.

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At September 30, 2015 and December 31, 2014, managed real estate partnerships reflected nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements of $59 million and $240 million, respectively. The Company also had additional maximum exposure to losses of approximately $69 million and $105 million at September 30, 2015 and December 31, 2014, respectively, primarily related to certain derivatives, commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Non-Consolidated VIEs.

The following tables present information about certain non-consolidated VIEs in which the Company had variable interests at September 30, 2015 and December 31, 2014. The tables include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of the Company’s secondary market-making activities and securities held in its Investment securities portfolio (see Note 5):

	At September 30, 2015
	Mortgage-and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$161,547	$15,046	$4,343	$1,696	$20,012
Maximum exposure to loss:
Debt and equity interests(2)	$15,121	$1,704	$12	$1,078	$3,560
Derivative and other contracts	13	—	2,597	—	66
Commitments, guarantees and other	956	1,120	—	609	268

Total maximum exposure to loss	$16,090	$2,824	$2,609	$1,687	$3,894

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$15,121	$1,704	$12	$644	$3,560
Derivative and other contracts	13	—	21	—	30

Total carrying value of exposure to loss—Assets	$15,134	$1,704	$33	$644	$3,590

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$17	$—	$2
Commitments, guarantees and other	—	—	—	5	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$17	$5	$2

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Mortgage-and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(3)	$174,548	$26,567	$3,449	$2,040	$19,237
Maximum exposure to loss:
Debt and equity interests(4)	$15,028	$3,062	$13	$1,158	$3,884
Derivative and other contracts	15	2	2,212	—	164
Commitments, guarantees and other	1,054	432	—	617	429

Total maximum exposure to loss	$16,097	$3,496	$2,225	$1,775	$4,477

Carrying value of exposure to loss—Assets:
Debt and equity interests(4)	$15,028	$3,062	$13	$741	$3,884
Derivative and other contracts	15	2	4	—	74

Total carrying value of exposure to loss—Assets	$15,043	$3,064	$17	$741	$3,958

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$57
Commitments, guarantees and other	—	—	—	5	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$5	$57

(1)	Mortgage-and asset-backed securitizations include VIE assets as follows: $14.5 billion of residential mortgages; $77.3 billion of commercial mortgages; $17.3 billion of U.S. agency collateralized mortgage obligations; and $52.4 billion of other consumer or commercial loans.
(2)	Mortgage-and asset-backed securitizations include VIE debt and equity interests as follows: $1.2 billion of residential mortgages; $3.1 billion of commercial mortgages; $3.8 billion of U.S. agency collateralized mortgage obligations; and $7.0 billion of other consumer or commercial loans.
(3)	Mortgage-and asset-backed securitizations include VIE assets as follows: $30.8 billion of residential mortgages; $71.9 billion of commercial mortgages; $20.6 billion of U.S. agency collateralized mortgage obligations; and $51.2 billion of other consumer or commercial loans.
(4)	Mortgage-and asset-backed securitizations include VIE debt and equity interests as follows: $1.9 billion of residential mortgages; $2.4 billion of commercial mortgages; $4.0 billion of U.S. agency collateralized mortgage obligations; and $6.8 billion of other consumer or commercial loans.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $13.7 billion and $14.0 billion at September 30, 2015, and December 31, 2014, respectively. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held as AFS securities in the Company’s Investment securities portfolio (see Note 5). At September 30, 2015, and December 31, 2014, these securities consisted of securities backed by residential mortgage loans, commercial mortgage loans or other consumer loans, such as credit card receivables, automobile loans and student loans, and CDOs or CLOs. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or AFS securities within the Company’s Investment securities portfolio and are measured at fair value (see Note 3). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

Transfers of Assets with Continuing Involvement.

The following tables present information at September 30, 2015, and December 31, 2014, respectively, regarding transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment:

	At September 30, 2015
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$24,523	$58,983	$19,020	$20,296
Retained interests (fair value):
Investment grade	$—	$150	$1,290	$—
Non-investment grade	203	69	—	1,194

Total retained interests (fair value)	$203	$219	$1,290	$1,194

Interests purchased in the secondary market (fair value):
Investment grade	$—	$231	$204	$2
Non-investment grade	92	81	—	31

Total interests purchased in the secondary market (fair value)	$92	$312	$204	$33

Derivative assets (fair value)	$—	$376	$—	$117
Derivative liabilities (fair value)	—	—	—	780

(1)	Amounts include CLO transactions managed by unrelated third parties.
(2)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At September 30, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,437	$3	$1,440
Non-investment grade	—	28	1,438	1,466

Total retained interests (fair value)	$—	$1,465	$1,441	$2,906

Interests purchased in the secondary market (fair value):
Investment grade	$—	$437	$—	$437
Non-investment grade	—	168	36	204

Total interests purchased in the secondary market (fair value)	$—	$605	$36	$641

Derivative assets (fair value)	$—	$456	$37	$493
Derivative liabilities (fair value)	—	764	16	780

	At December 31, 2014
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$26,549	$58,660	$20,826	$24,011
Retained interests (fair value):
Investment grade	$10	$117	$1,019	$57
Non-investment grade	98	120	—	1,264

Total retained interests (fair value)	$108	$237	$1,019	$1,321

Interests purchased in the secondary market (fair value):
Investment grade	$32	$129	$61	$423
Non-investment grade	32	72	—	59

Total interests purchased in the secondary market (fair value)	$64	$201	$61	$482

Derivative assets (fair value)	$—	$495	$—	$138
Derivative liabilities (fair value)	—	—	—	86

(1)	Amounts include CLO transactions managed by unrelated third parties.
(2)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,166	$37	$1,203
Non-investment grade	—	123	1,359	1,482

Total retained interests (fair value)	$—	$1,289	$1,396	$2,685

Interests purchased in the secondary market (fair value):
Investment grade	$—	$644	$1	$645
Non-investment grade	—	129	34	163

Total interests purchased in the secondary market (fair value)	$—	$773	$35	$808

Derivative assets (fair value)	$—	$559	$74	$633
Derivative liabilities (fair value)	—	82	4	86

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

Net gains on sale of assets in securitization transactions at the time of the sale were not material for the quarters and nine months ended September 30, 2015 and 2014.

For the quarters and nine months ended September 30, 2015 and 2014, proceeds from new securitization transactions and proceeds from retained interests in securitization transactions received by the Company were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Proceeds received from new securitization transactions	$6,105	$7,662	$17,270	$17,310
Proceeds from retained interests in securitization transactions	476	714	2,082	2,186

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

In connection with its underwriting of CLO transactions for unaffiliated sponsors, the Company received proceeds from the sale of corporate loans sold to those SPEs as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Proceeds from sale of corporate loans sold to those SPEs	$121	$447	$1,086	$1,572

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Net gains on sale of corporate loans to CLO transactions at the time of sale were not material for the quarters and nine months ended September 30, 2015 and 2014.

The Company also enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities, through which derivatives it retains the exposure to the securities. For transactions where the derivatives were outstanding at September 30, 2015, the carrying value of assets derecognized at the time of sale and the gross cash proceeds were $7.7 billion. In addition, the fair value at September 30, 2015 of the assets sold was $7.4 billion while the fair value of derivative assets and derivative liabilities recognized in the Company’s condensed consolidated statement of financial condition at September 30, 2015 was $39.5 million and $225 million, respectively (see Note 4).

Failed Sales.

In order to be treated as a sale of assets for accounting purposes, a transaction must meet all of the criteria stipulated in the accounting guidance for the transfer of financial assets. A transfer that fails to meet these criteria is treated as a failed sale. In such cases, the Company continues to recognize the assets in Trading assets, and the Company recognizes the associated liabilities in Other secured financings in its condensed consolidated statements of financial condition (see Note 10).

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

The following table presents information about the carrying value (equal to fair value) of assets and liabilities resulting from transfers of financial assets treated by the Company as secured financings:

	At September 30, 2015		At December 31, 2014
	Carrying Value of		Carrying Value of
	Assets	Liabilities	Assets	Liabilities
(dollars in millions)
Failed sales	$342	$342	$352	$344

13.	Regulatory Requirements.

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

As a U.S. Basel III Advanced Approach banking organization, the Company is subject to a permanent “capital floor” based on the lower of the risk-based capital ratios calculated using (i) standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) an advanced

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs (the “Advanced Approach”) under the U.S. revised risk-based and leverage capital framework, referred to herein as “U.S. Basel III.” The capital floor applies to the calculation of the minimum risk-based capital requirements and, when in effect, the capital conservation buffer, the countercyclical capital buffer (if deployed by banking regulators), and the global systemically important bank (“G-SIB”) capital surcharge.

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

The Company’s Regulatory Capital and Capital Ratios.

Beginning on January 1, 2015, the risk-based capital ratios for regulatory purposes of the Company and its U.S. Bank Subsidiaries are the lower of each ratio calculated using RWAs under the Advanced Approach or the Standardized Approach under U.S. Basel III, in both cases subject to transitional provisions. In 2014, the Company’s binding risk-based capital ratios were the lower of its ratios computed under the Advanced Approach or U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”. At September 30, 2015, the Company’s risk-based capital ratios were lower under the Advanced Approach transitional rules; however, the risk-based capital ratios for its U.S. Bank Subsidiaries were lower under the Standardized Approach transitional rules.

The following table presents the Company’s capital measures under the U.S. Basel III Advanced Approach transitional rules and the minimum regulatory capital ratios.

	At September 30, 2015			At December 31, 2014
	Amount	Ratio	Minimum Regulatory Capital Ratio(1)	Amount	Ratio	Minimum Regulatory Capital Ratio(1)
	(dollars in millions)
Regulatory capital and capital ratios:
Common Equity Tier 1 capital	$59,056	14.0%	4.5%	$57,324	12.6%	4.0%
Tier 1 capital	66,071	15.6%	6.0%	64,182	14.1%	5.5%
Total capital	78,921	18.6%	8.0%	74,972	16.4%	8.0%
Tier 1 leverage	—	8.1%	4.0%	—	7.9%	4.0%

Assets:
RWAs	$423,242	N/A	N/A	$456,008	N/A	N/A
Adjusted average assets(2)	816,722	N/A	N/A	810,524	N/A	N/A

N/A—Not Applicable.

(1)	Percentages represent minimum regulatory capital ratios under U.S. Basel III transitional rules.
(2)	Beginning with the first quarter of 2015, in accordance with U.S. Basel III, adjusted average assets represent the denominator of the Tier 1 leverage ratio and were composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company’s U.S. Bank Subsidiaries.

The Company’s U.S. Bank Subsidiaries are subject to similar regulatory capital requirements as the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s U.S. Bank Subsidiaries’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each of the Company’s U.S. Bank Subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The following table sets forth the capital information for MSBNA:

	At September 30, 2015			At December 31, 2014
	U.S. Basel III Transitional/ Standardized Approach		Required Capital Ratio(1)	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$12,939	13.8%	6.5%	$12,355	12.2%	6.5%
Tier 1 capital	12,939	13.8%	8.0%	12,355	12.2%	8.0%
Total capital	14,649	15.7%	10.0%	14,040	13.9%	10.0%
Tier 1 leverage	12,939	10.1%	5.0%	12,355	10.2%	5.0%

The following table sets forth the capital information for MSPBNA:

	At September 30, 2015			At December 31, 2014
	U.S. Basel III Transitional/ Standardized Approach		Required Capital Ratio(1)	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$3,433	23.0%	6.5%	$2,468	20.3%	6.5%
Tier 1 capital	3,433	23.0%	8.0%	2,468	20.3%	8.0%
Total capital	3,447	23.1%	10.0%	2,480	20.4%	10.0%
Tier 1 leverage	3,433	9.9%	5.0%	2,468	9.4%	5.0%

(1)	Capital ratios required to be considered well-capitalized for U.S. regulatory purposes.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain certain minimum capital ratios. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At September 30, 2015 and December 31, 2014, the Company’s U.S. Bank Subsidiaries maintained capital at levels in excess of the universally mandated well-capitalized requirements. The Company’s U.S. Bank Subsidiaries maintained capital at levels sufficiently in excess of these “well capitalized” requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

MS&Co. and Other Broker-Dealers.

Morgan Stanley & Co. LLC (“MS&Co.”) is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $9,533 million and $6,593 million at September 30, 2015 and December 31, 2014, respectively, which exceeded the amount required by $7,784 million and $4,928 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. MS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. At September 30, 2015 and December 31, 2014, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Morgan Stanley Smith Barney LLC (“MSSB LLC”) is a registered broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $4,452 million and $4,620 million at September 30, 2015 and December 31, 2014, respectively, which exceeded the amount required by $4,295 million and $4,460 million, respectively.

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

14.	Total Equity.

Dividends and Share Repurchases.

In March 2015, the Company received no objection from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to its 2015 capital plan. The capital plan included a share repurchase of up to $3.1 billion of the Company’s outstanding common stock that began in the second quarter of 2015 through the end of the second quarter of 2016. Additionally, the capital plan included an increase in the Company’s quarterly common stock dividend to $0.15 per share from $0.10 per share that began with the dividend declared on April 20, 2015. During the quarter and nine months ended September 30, 2015, the Company repurchased approximately $625 million and $1,500 million, respectively. During the quarter and nine months ended September 30, 2014, the Company repurchased approximately $195 million and $629 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Preferred Stock.

Series J Preferred Stock.

On March 19, 2015, the Company issued 1,500,000 Depositary Shares, for an aggregate price of $1,500 million. Each Depositary Share represents a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J, $0.01 par value (“Series J Preferred Stock”). The Series J Preferred Stock is redeemable at the Company’s option, (i) in whole or in part, from time to time, on any dividend payment date on or after July 15, 2020 or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series), in each case at a redemption price of $25,000 per share (equivalent to $1,000 per Depositary Share), plus any declared and unpaid dividends up to, but excluding, the date fixed for redemption, without accumulation of any undeclared dividends. The Series J Preferred Stock also has a preference over the Company’s common stock upon liquidation. The Series J Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $1,493 million.

For a description of Series A through Series I preferred stock issuances, see Note 15 to the consolidated financial statements in the 2014 Form 10-K.

The Company is authorized to issue 30 million shares of preferred stock. At September 30, 2015 and December 31, 2014, the Company’s preferred stock outstanding consisted of the following (dollars in millions, except per share data):

Series	Shares Outstanding at September 30, 2015	Liquidation Preference per Share	Carrying Value
			At September 30, 2015	At December 31, 2014
A	44,000	$25,000	$1,100	$1,100
C	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	—

Total			$7,520	$6,020

The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).

During the quarters ended September 30, 2015 and 2014, dividends declared on the Company’s outstanding preferred stock were $78 million and $62 million, respectively. During the nine months ended September 30, 2015 and 2014, dividends declared on the Company’s outstanding preferred stock were $297 million and $192 million, respectively.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Accumulated Other Comprehensive Income (Loss).

The following tables present changes in AOCI by component, net of noncontrolling interests, during the quarters ended September 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Change in Net Unrealized Gains (Losses) on AFS Securities	Pensions, Postretirement and Other	Total
	(dollars in millions)
Balance at June 30, 2015	$(833)	$(101)	$(513)	$(1,447)

Other comprehensive income (loss) before reclassifications	(76)	111	2	37
Amounts reclassified from AOCI	—	(11)	2	(9)

Net other comprehensive income (loss) during the period	(76)	100	4	28

Balance at September 30, 2015	$(909)	$(1)	$(509)	$(1,419)

Balance at June 30, 2014	$(150)	$(46)	$(537)	$(733)

Other comprehensive income (loss) before reclassifications	(265)	(90)	(18)	(373)
Amounts reclassified from AOCI	—	(12)	3	(9)

Net other comprehensive income (loss) during the period	(265)	(102)	(15)	(382)

Balance at September 30, 2014	$(415)	$(148)	$(552)	$(1,115)

The Company had no significant reclassifications out of AOCI during the quarters ended September 30, 2015 and 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents changes in AOCI by component, net of noncontrolling interests, during the nine months ended September 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Change in Net Unrealized Gains (Losses) on AFS Securities	Pensions, Postretirement and Other	Total
	(dollars in millions)
Balance at December 31, 2014	$(663)	$(73)	$(512)	$(1,248)

Other comprehensive income (loss) before reclassifications	(246)	118	(2)	(130)
Amounts reclassified from AOCI	—	(46)	5	(41)

Net other comprehensive income (loss) during the period	(246)	72	3	(171)

Balance at September 30, 2015	$(909)	$(1)	$(509)	$(1,419)

Balance at December 31, 2013	$(266)	$(282)	$(545)	$(1,093)

Other comprehensive income (loss) before reclassifications	(149)	156	(16)	(9)
Amounts reclassified from AOCI	—	(22)	9	(13)

Net other comprehensive income (loss) during the period	(149)	134	(7)	(22)

Balance at September 30, 2014	$(415)	$(148)	$(552)	$(1,115)

The Company had no significant reclassifications out of AOCI during the nine months ended September 30, 2015 and 2014.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests were $1,133 million and $1,204 million at September 30, 2015 and December 31, 2014, respectively. The reduction in nonredeemable noncontrolling interests was primarily due to the deconsolidation of certain legal entities associated with real estate funds sponsored by the Company in the second quarters of 2015 and 2014.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic EPS:
Income from continuing operations	$1,051	$1,757	$5,352	$5,259
Income (loss) from discontinued operations	(2)	(5)	(9)	(6)

Net income	1,049	1,752	5,343	5,253
Net income applicable to nonredeemable noncontrolling interests	31	59	124	156

Net income applicable to Morgan Stanley	1,018	1,693	5,219	5,097
Less: Preferred dividends	(78)	(62)	(297)	(192)
Less: Allocation of (earnings) loss to participating RSUs(1):
From continuing operations	(1)	(2)	(4)	(7)

Earnings applicable to Morgan Stanley common shareholders	$939	$1,629	$4,918	$4,898

Weighted average common shares outstanding	1,904	1,923	1,916	1,925

Earnings per basic common share:
Income from continuing operations	$0.49	$0.85	$2.57	$2.55
Income (loss) from discontinued operations	—	—	—	(0.01)

Earnings per basic common share	$0.49	$0.85	$2.57	$2.54

Diluted EPS:
Earnings applicable to Morgan Stanley common shareholders	$939	$1,629	$4,918	$4,898
Weighted average common shares outstanding	1,904	1,923	1,916	1,925
Effect of dilutive securities:
Stock options and RSUs(1)	45	48	42	45

Weighted average common shares outstanding and common stock equivalents	1,949	1,971	1,958	1,970

Earnings per diluted common share:
Income from continuing operations	$0.48	$0.83	$2.52	$2.49
Income (loss) from discontinued operations	—	—	(0.01)	—

Earnings per diluted common share	$0.48	$0.83	$2.51	$2.49

(1)	RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following securities were considered antidilutive and, therefore, were excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
Number of Antidilutive Securities Outstanding at End of Period:	2015	2014	2015	2014
	(shares in millions)
Stock options	11	13	11	13
RSUs and performance-based stock units	1	2	1	2

Total	12	15	12	15

16.	Interest Income and Interest Expense.

Details of Interest income and Interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Interest income(1):
Trading assets(2)	$568	$508	$1,707	$1,520
Investment securities	211	162	650	449
Loans	560	474	1,573	1,220
Interest bearing deposits with banks	29	22	74	81
Securities purchased under agreements to resell and Securities borrowed(3)	(99)	(103)	(404)	(239)
Customer receivables and Other(4)	182	321	721	946

Total interest income	$1,451	$1,384	$4,321	$3,977

Interest expense(1):
Deposits	$17	$12	$51	$44
Short-term borrowings	7	1	16	3
Long-term borrowings	908	865	2,749	2,730
Securities sold under agreements to repurchase and Securities loaned(5)	254	301	797	930
Customer payables and Other(6)	(497)	(352)	(1,348)	(862)

Total interest expense	$689	$827	$2,265	$2,845

Net interest	$762	$557	$2,056	$1,132

(1)	Interest income and expense are recorded within the Company’s condensed consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.
(3)	Includes fees paid on Securities borrowed.
(4)	Includes interest from Customer receivables and Other interest earning assets.
(5)	Includes fees received on Securities loaned.
(6)	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

17.	Employee Benefit Plans.

The Company sponsors various pension plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees. The Company also provides certain postemployment benefits to certain former employees or inactive employees prior to retirement.

The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Service cost, benefits earned during the period	$5	$6	$15	$18
Interest cost on projected benefit obligation	39	40	116	120
Expected return on plan assets	(30)	(27)	(89)	(82)
Net amortization of prior service cost (credit)	(4)	(3)	(14)	(9)
Net amortization of actuarial loss	6	6	19	18
Curtailment loss	—	3	—	3

Net periodic benefit expense	$16	$25	$47	$68

18.	Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (“U.K.”), and in states in which the Company has significant business operations, such as New York. The Company is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2009–2012 and 2007–2009, respectively. The IRS has substantially completed the field examination for the audit of tax years 2006–2008. The Company believes that the resolution of these tax matters will not have a material effect on the Company’s condensed consolidated statements of financial condition, although a resolution could have a material impact on the Company’s condensed consolidated statements of income for a particular future period and on the effective tax rate for any period in which such resolution occurs.

During the third quarter of 2015, the IRS completed an Appeals Office review of matters from tax years 1999-2005 and submitted a final report to the Congressional Joint Committee on Taxation for approval. The Company has reserved the right to contest certain items, the resolution of which is not expected to have a material impact on the effective tax rate or the Company’s condensed consolidated financial statements.

During 2016, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate or the Company’s condensed consolidated financial statements.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2015 included a net discrete tax benefit of $564 million. This net discrete tax benefit was primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the Company’s legal entity organization in the U.K.

The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2014 included a net discrete tax benefit of $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. Additionally, the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2014 included a net discrete tax benefit of $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of the IRS field examination referred to above.

19.	Segment and Geographic Information.

Segment Information.

For a discussion about the Company’s business segments, see Note 21 to the consolidated financial statements in the 2014 Form 10-K.

Selected financial information for the Company’s business segments is presented below:

	Three Months Ended September 30, 2015
	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)(2)	$3,889	$2,889	$278	$(51)	$7,005
Interest income	825	777	—	(151)	1,451
Interest expense	810	26	4	(151)	689

Net interest	15	751	(4)	—	762

Net revenues	$3,904	$3,640	$274	$(51)	$7,767

Income (loss) from continuing operations before income taxes	$688	$824	$(38)	$—	$1,474
Provision for (benefit from) income taxes	141	315	(33)	—	423

Income (loss) from continuing operations	547	509	(5)	—	1,051

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(5)	—	1	—	(4)
Provision for (benefit from) income taxes	(2)	—	—	—	(2)

Income (loss) from discontinued operations	(3)	—	1	—	(2)

Net income (loss)	544	509	(4)	—	1,049
Net income applicable to nonredeemable noncontrolling interests	26	—	5	—	31

Net income (loss) applicable to Morgan Stanley	$518	$509	$(9)	$—	$1,018

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three Months Ended September 30, 2014
	Institutional Securities	Wealth Management(3)	Investment Management(3)	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)(4)(5)	$4,560	$3,174	$668	$(52)	$8,350
Interest income	859	649	—	(124)	1,384
Interest expense	903	50	1	(127)	827

Net interest	(44)	599	(1)	3	557

Net revenues	$4,516	$3,773	$667	$(49)	$8,907

Income from continuing operations before income taxes	$1,227	$800	$193	$—	$2,220
Provision for income taxes(6)	89	321	53	—	463

Income from continuing operations	1,138	479	140	—	1,757

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(9)	—	1	—	(8)
Provision for (benefit from) income taxes	(3)	—	—	—	(3)

Income (loss) from discontinued operations	(6)	—	1	—	(5)

Net income	1,132	479	141	—	1,752
Net income applicable to nonredeemable noncontrolling interests	41	—	18	—	59

Net income applicable to Morgan Stanley	$1,091	$479	$123	$—	$1,693

	Nine Months Ended September 30, 2015
	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)(2)	$14,640	$9,172	$1,709	$(160)	$25,361
Interest income	2,418	2,296	1	(394)	4,321
Interest expense	2,524	119	16	(394)	2,265

Net interest	(106)	2,177	(15)	—	2,056

Net revenues	$14,534	$11,349	$1,694	$(160)	$27,417

Income from continuing operations before income taxes	$4,123	$2,564	$369	$—	$7,056
Provision for income taxes(6)	658	959	87	—	1,704

Income from continuing operations	3,465	1,605	282	—	5,352

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(14)	—	1	—	(13)
Provision for (benefit from) income taxes	(4)	—	—	—	(4)

Income (loss) from discontinued operations	(10)	—	1	—	(9)

Net income	3,455	1,605	283	—	5,343
Net income applicable to nonredeemable noncontrolling interests	100	—	24	—	124

Net income applicable to Morgan Stanley	$3,355	$1,605	$259	$—	$5,219

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Nine Months Ended September 30, 2014
	Institutional Securities	Wealth Management(3)	Investment Management(3)	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(1)(4)(5)	$14,016	$9,370	$2,136	$(143)	$25,379
Interest income	2,498	1,846	2	(369)	3,977
Interest expense	3,073	132	14	(374)	2,845

Net interest	(575)	1,714	(12)	5	1,132

Net revenues	$13,441	$11,084	$2,124	$(138)	$26,511

Income from continuing operations before income taxes	$3,603	$2,249	$670	$—	$6,522
Provision for income taxes(6)	171	882	210	—	1,263

Income from continuing operations	3,432	1,367	460	—	5,259

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(18)	—	7	—	(11)
Provision for (benefit from) income taxes	(7)	—	2	—	(5)

Income (loss) from discontinued operations	(11)	—	5	—	(6)

Net income	3,421	1,367	465	—	5,253
Net income applicable to nonredeemable noncontrolling interests	77	—	79	—	156

Net income applicable to Morgan Stanley	$3,344	$1,367	$386	$—	$5,097

(1)	In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenue is accrued (or reversed) quarterly based on measuring account fund performance to date versus the performance benchmark stated in the investment management agreement. The Company’s portion of unrealized cumulative performance-based fee revenue at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $456 million at September 30, 2015 and approximately $634 million at December 31, 2014 (see Note 2 to the Company’s consolidated financial statements in the 2014 Form 10-K). See also Note 11 for information regarding general partner guarantees which include potential obligations to return performance fee distributions previously received.
(2)	During the quarter and nine months ended September 30, 2015, Other revenues included losses within the Company’s Institutional Securities business segment as a result of write-downs on loans and lending commitments held for sale, which were partially offset by gains on the sales of investment securities within the Company’s Wealth Management business segment.
(3)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(4)	In September 2014, the Company sold a retail property space resulting in a gain on sale of $141 million (within Institutional Securities $84 million, Wealth Management $40 million and Investment Management $17 million), which was included within Other revenues on the condensed consolidated statement of income.
(5)	On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne. The gain on sale, which was included in continuing operations, was approximately $101 million (within the Company’s Institutional Securities business segment) for the quarter and nine months ended September 30, 2014.
(6)	The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2015 included a net discrete tax benefit of $564 million (within the Company’s Institutional Securities business segment). The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2014 included a net discrete tax benefit of $237 million and $846 million, respectively (primarily within the Company’s Institutional Securities business segment) (see Note 18).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Total Assets(1)	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
At September 30, 2015	$658,867	$170,295	$4,951	$834,113
At December 31, 2014	$630,341	$165,147	$6,022	$801,510

(1)	Corporate assets have been fully allocated to the Company’s business segments.

Geographic Information.

For a discussion about the Company’s geographic net revenues, see Note 21 to the consolidated financial statements in the 2014 Form 10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues	2015	2014	2015	2014
	(dollars in millions)
Americas	$5,652	$6,308	$19,359	$19,022
EMEA	1,198	1,271	4,396	4,191
Asia-Pacific	917	1,328	3,662	3,298

Net revenues	$7,767	$8,907	$27,417	$26,511

20.	Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Global Oil Merchanting Business.

The Company closed the sale of its global oil merchanting unit of the commodities division to Castleton Commodities International LLC on November 1, 2015.

Common Stock Dividend.

On October 19, 2015, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.15. The dividend is payable on November 13, 2015 to common shareholders of record on October 30, 2015 (see Note 14).

Long-Term Borrowings.

Subsequent to September 30, 2015 and through October 30, 2015, the Company’s long-term borrowings decreased by approximately $2.3 billion, net of issuances.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated statement of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows and changes in total equity for the nine-month periods ended September 30, 2015 and 2014. These interim condensed consolidated financial statements are the responsibility of the management of the Company.

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

November 3, 2015

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

The results of operations in the past have been, and in the future may continue to be, materially affected by many factors, including: the effect of economic and political conditions and geopolitical events; sovereign risk; the effect of market conditions, particularly in the global equity, fixed income, currency, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets and energy markets; the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage and liquidity requirements), policies (including fiscal and monetary), and legal and regulatory actions in the United States of America (“U.S.”) and worldwide; the level and volatility of equity, fixed income and commodity prices (including oil prices), interest rates, currency values and other market indices; the availability and cost of both credit and capital as well as the credit ratings assigned to the Company’s unsecured short-term and long-term debt; investor, consumer and business sentiment and confidence in the financial markets; the performance of the Company’s acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements; the Company’s reputation and the general perception of the financial services industry; inflation, natural disasters, pandemics and acts of war or terrorism; the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations; the effectiveness of the Company’s risk management policies; technological changes and risks and cybersecurity risks (including cyber attacks and business continuity risks); or a combination of these or other factors. In addition, legislative, legal and regulatory developments related to the Company’s businesses are likely to increase costs, thereby affecting results of operations. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. For a further discussion of these and other important factors that could affect the Company’s business, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) and “Liquidity and Capital Resources—Regulatory Requirements” herein.

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

Executive Summary.

Overview of Financial Results.

Consolidated Results for the Quarter Ended September 30, 2015.

The Company reported net revenues of $7,767 million for the quarter ended September 30, 2015 (“current quarter”) compared with $8,907 million in the quarter ended September 30, 2014 (“prior year quarter”). Net revenues in the current quarter included positive revenues due to the impact of debt valuation adjustment (“DVA”) of $435 million compared with positive revenues of $215 million in the prior year quarter. For the current quarter, net income applicable to Morgan Stanley was $1,018 million, or $0.48 per diluted common share, compared with net income of $1,693 million, or $0.83 per diluted common share, for the prior year quarter. The earnings for the prior year quarter included a net discrete tax benefit of $237 million or $0.12 per diluted common share, primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated.

Excluding DVA, net revenues for the current quarter were $7,332 million compared with $8,692 million in the prior year quarter. Excluding DVA and the net discrete tax benefit in the prior year quarter, net income applicable to Morgan Stanley was $740 million, or $0.34 per diluted common share in the current quarter, compared with $1,319 million, or $0.64 per diluted common share in the prior year quarter.

Net revenues of $7,767 million were 13% lower than the prior year quarter. Institutional Securities net revenues were $3,904 million in the current quarter, down 14% compared with $4,516 million in the prior year quarter, primarily as a result of lower underwriting revenues, lower fixed income product sales and trading net revenues and lower Other revenues. Wealth Management net revenues of $3,640 million in the current quarter decreased 4% from $3,773 million in the prior year quarter, primarily as a result of lower transactional revenues and lower Other revenues, partially offset by an increase in net interest income. Investment Management net revenues were $274 million in the current quarter, down 59% from $667 million in the prior year quarter, primarily reflecting the reversal of previously accrued carried interest associated with Asia private equity and lower results in the Traditional Asset Management business.

Total non-interest expenses of $6,293 million in the current quarter were down 6% compared to the prior year quarter. Compensation expenses of $3,437 million in the current quarter decreased 18% from $4,214 million in the prior year quarter. The decrease was due to a combination of a decrease in discretionary incentive compensation driven by lower revenues, a decrease in amortization due to accelerated vesting of certain awards during the fourth quarter of 2014 and a decrease in fair value of deferred compensation plan referenced investments and carried interest, partially offset by a reduction of average deferral rates for discretionary incentive based awards. Non-compensation expenses were $2,856 million during the current quarter, compared with $2,473 million in the prior year quarter, representing a 15% increase primarily as a result of an increase in Other non-interest expenses related to the settlement of a credit default swap (“CDS”) antitrust litigation matter in the Company’s Institutional Securities business segment and other matters.

The annualized return on average common equity from continuing operations was 5.6% in the current quarter, or 3.9% excluding DVA. The annualized return on average common equity from continuing operations for the prior year quarter was 9.9%, or 8.9% excluding DVA, and 7.5% excluding DVA and the net discrete tax benefit.

Consolidated Results for the Nine Months Ended September 30, 2015.

For the nine months ended September 30, 2015, the Company reported net revenues of $27,417 million compared with $26,511 million in the prior year period. Net revenues in the current nine-month period included positive revenues due to the impact of DVA of $742 million compared with positive revenues of $428 million in the prior year period. For the nine months ended September 30, 2015, net income applicable to Morgan Stanley was $5,219 million, or $2.51 per diluted common share, compared with net income applicable to Morgan Stanley of $5,097 million, or $2.49 per diluted common share, in the prior year period. The earnings for the nine months ended September 30, 2015 included a net discrete tax benefit of $564 million or $0.29 per diluted common share, associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. The earnings for the nine months ended September 30, 2014 included a net discrete tax benefit of $846 million or $0.43 per diluted common share, composed of a net discrete tax benefit primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated and a net discrete tax benefit principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination.

Excluding DVA, net revenues for the nine months ended September 30, 2015 were $26,675 million compared with $26,083 million in the prior year period. Excluding DVA and the net discrete tax benefit in each period, net income applicable to Morgan Stanley was $4,178 million, or $1.98 per diluted common share for the nine months ended September 30, 2015, compared with $3,978 million, or $1.92 per diluted common share in the prior year period.

Net revenues of $27,417 million for the nine months ended September 30, 2015 were up 3% compared to the prior year period. Institutional Securities net revenues were $14,534 million for the nine months ended September 30, 2015, up 8% compared with $13,441 million in the prior year period, resulting primarily from higher sales and trading net revenues for equity products. Wealth Management net revenues of $11,349 million for the nine months ended September 30, 2015 increased 2% from $11,084 million a year ago as a result of an increase in net interest income and higher asset management revenues, partially offset by lower transactional revenues. Investment Management net revenues were $1,694 million for the nine months ended September 30, 2015, down 20% from $2,124 million in the prior year period, primarily reflecting the reversal of previously accrued carried interest and markdowns on principal investments in the Company’s Merchant Banking and Real Estate Investing businesses and lower net investment gains in the Traditional Asset Management business.

Total non-interest expenses of $20,361 million for the nine months ended September 30, 2015 were up 2% compared to the prior year period. Compensation expenses of $12,366 million for the nine months ended September 30, 2015 decreased 3% from $12,720 million in the prior year period primarily due to a decrease in amortization resulting from accelerated vesting of certain awards during the fourth quarter of 2014 and a decrease in the fair value of deferred compensation plan referenced investments and carried interest, partially offset by an increase in discretionary incentive compensation driven by higher revenues and a reduction of average deferral rates for discretionary incentive based awards. Non-compensation expenses were $7,995 million for the nine months ended September 30, 2015, compared with $7,269 million in the prior year period, representing a 10% increase due to higher Other non-interest expenses and higher Professional services expenses.

The annualized return on average common equity from continuing operations was 9.9% for the nine months ended September 30, 2015, or 8.8% excluding DVA and 7.7% excluding DVA and the net discrete tax benefit. The annualized return on average common equity from continuing operations for the prior year period was 10.1%, or 9.4% excluding DVA, and 7.7% excluding DVA and the net discrete tax benefit.

Financial Information and Statistical Data (dollars in millions, except where noted and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Institutional Securities	$3,904	$4,516	$14,534	$13,441
Wealth Management(1)	3,640	3,773	11,349	11,084
Investment Management(1)	274	667	1,694	2,124
Intersegment Eliminations	(51)	(49)	(160)	(138)

Consolidated net revenues	$7,767	$8,907	$27,417	$26,511

Income (loss) from continuing operations applicable to Morgan Stanley:
Institutional Securities(2)	$521	$1,097	$3,365	$3,355
Wealth Management(1)	509	479	1,605	1,367
Investment Management(1)(2)	(10)	122	258	381

Income from continuing operations applicable to Morgan Stanley	$1,020	$1,698	$5,228	$5,103
Income (loss) from discontinued operations applicable to Morgan Stanley	(2)	(5)	(9)	(6)

Net income applicable to Morgan Stanley	$1,018	$1,693	$5,219	$5,097
Preferred stock dividend and other	79	64	301	199

Earnings applicable to Morgan Stanley common shareholders	$939	$1,629	$4,918	$4,898

Earnings per basic common share(3)	$0.49	$0.85	$2.57	$2.54
Earnings per diluted common share(3)	$0.48	$0.83	$2.51	$2.49
Regional net revenues(4):
Americas	$5,652	$6,308	$19,359	$19,022
EMEA	1,198	1,271	4,396	4,191
Asia-Pacific	917	1,328	3,662	3,298

Net revenues	$7,767	$8,907	$27,417	$26,511

Effective income tax rate from continuing operations	28.7%	20.9%	24.1%	19.4%

	At September 30, 2015	At December 31, 2014
Total loans(5)	$78,209	$66,577
Total assets	$834,113	$801,510
Global Liquidity Reserve managed by bank and non-bank legal entities(6):
Bank legal entities	$88,645	$87,944
Non-bank legal entities	102,220	105,225

Total	$190,865	$193,169

Total deposits	$147,226	$133,544
Long-term borrowings	$160,343	$152,772
Maturities of long-term borrowings outstanding (next 12 months)	$25,022	$20,740
Book value per common share(7)	$34.97	$33.25
Capital ratios (Advanced/Transitional)(8):
Common Equity Tier 1 capital ratio	14.0%	12.6%
Tier 1 capital ratio	15.6%	14.1%
Total capital ratio	18.6%	16.4%
Tier 1 leverage ratio(9)	8.1%	7.9%
Assets under management or supervision (dollars in billions)(1)(10)(11):
Wealth Management	$759	$778
Investment Management	404	403

Total	$1,163	$1,181

Worldwide employees	56,267	55,802

Selected Non-GAAP Financial Information (dollars in millions, except where noted and per share amounts)(12).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pre-tax profit margin(13):
Institutional Securities	18%	27%	28%	27%
Wealth Management	23%	21%	23%	20%
Investment Management	N/M	29%	22%	32%
Consolidated	19%	25%	26%	25%
Average common equity (dollars in billions)(14):
Institutional Securities	$33.8	$32.6	$35.4	$32.1
Wealth Management	11.4	11.2	10.9	11.3
Investment Management	2.1	3.1	2.2	2.9
Parent capital	20.3	19.3	18.2	18.4

Consolidated average common equity	$67.6	$66.2	$66.7	$64.7

Return on average common equity from continuing operations(15):
Institutional Securities	5.6%	13.0%	12.0%	13.5%
Wealth Management	16.8%	16.2%	18.1%	15.2%
Investment Management	N/M	15.8%	15.4%	17.7%
Consolidated	5.6%	9.9%	9.9%	10.1%
Average tangible common equity (dollars in billions)(16)	$57.9	$56.5	$57.0	$54.9
Return on average tangible common equity from continuing operations(17)	6.5%	11.6%	11.5%	11.9%
Selected financial measures excluding DVA:
Net revenues	$7,332	$8,692	$26,675	$26,083
Net income applicable to Morgan Stanley	$740	$1,556	$4,742	$4,824
Earnings per diluted common share	$0.34	$0.76	$2.27	$2.35
Return on average common equity from continuing operations(15)	3.9%	8.9%	8.8%	9.4%
Return on average tangible common equity from continuing operations(17)	4.5%	10.4%	10.3%	11.0%

	At September 30, 2015	At December 31, 2014
Tangible book value per common share(18)	$ 29.99	$ 28.26

Reconciliation of selected financial measures from a non-GAAP to a U.S. GAAP basis (dollars in millions, except per share amounts)(12).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues
Net revenues—non-GAAP	$7,332	$8,692	$26,675	$26,083
Impact of DVA	435	215	742	428

Net revenues—U.S. GAAP	$7,767	$8,907	$27,417	$26,511

Net income applicable to Morgan Stanley
Net income applicable to Morgan Stanley, excluding DVA and net discrete tax benefit—non-GAAP	$740	$1,319	$4,178	$3,978
Impact of net discrete tax benefit	N/A	237	564	846

Net income applicable to Morgan Stanley, excluding DVA—non-GAAP	$740	$1,556	$4,742	$4,824
Impact of DVA	278	137	477	273

Net income applicable to Morgan Stanley—U.S. GAAP	$1,018	$1,693	$5,219	$5,097

Earnings per diluted common share
Earnings per diluted common share, excluding DVA and net discrete tax benefit—non-GAAP	$0.34	$0.64	$1.98	$1.92
Impact of net discrete tax benefit	N/A	0.12	0.29	0.43

Earnings per diluted common share, excluding DVA—non-GAAP	$0.34	$0.76	$2.27	$2.35
Impact of DVA	0.14	0.07	0.24	0.14

Earnings per diluted common share—U.S. GAAP	$0.48	$0.83	$2.51	$2.49

Effective income tax rate from continuing operations—non-GAAP	28.7%	31.5%	32.1%	32.3%
Impact of net discrete tax benefit	N/A	10.6%	8.0%	12.9%
Effective income tax rate from continuing operations—U.S. GAAP	28.7%	20.9%	24.1%	19.4%

Reconciliation of return on average common equity from continuing operations, excluding DVA and net discrete tax benefit to return on average common equity (all non-GAAP measures)(12).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Return on average common equity, excluding DVA and net discrete tax benefit(15)	3.9%	7.5%	7.7%	7.7%
Impact of net discrete tax benefit	N/A	1.4%	1.1%	1.7%

Return on average common equity, excluding DVA(15)	3.9%	8.9%	8.8%	9.4%
Impact of DVA	1.7%	1.0%	1.1%	0.7%

Return on average common equity(15)	5.6%	9.9%	9.9%	10.1%

EMEA—Europe, Middle East and Africa.

U.S. GAAP—Accounting principles generally accepted in the U.S.

DVA—Debt Valuation Adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in the Company’s credit spreads and other credit factors.

N/M—Not Meaningful.

N/A—Not Applicable.

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current period’s presentation.

(2)	The Company’s Institutional Securities business segment’s net income applicable to nonredeemable noncontrolling interests was $26 million and $41 million for the quarters ended September 30, 2015 and 2014, respectively, and $100 million and $77 million for the nine months ended September 30, 2015 and 2014, respectively. The Company’s Investment Management business segment’s net income applicable to nonredeemable noncontrolling interests was $5 million and $18 million for the quarters ended September 30, 2015 and 2014, respectively, and $24 million and $79 million for the nine months ended September 30, 2015 and 2014, respectively. See Notes 2 and 3 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K and Note 14 to the Company’s condensed consolidated financial statements in Item 1 for information on nonredeemable noncontrolling interests.
(3)	For the calculation of basic and diluted earnings per common share, see Note 15 to the Company’s condensed consolidated financial statements in Item 1.
(4)	Regional net revenues reflect the regional view of the Company’s consolidated net revenues on a managed basis. For a further discussion regarding the geographic methodology for net revenues, see Note 21 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K.
(5)	Amounts include loans held for investment and loans held for sale but exclude loans at fair value which are included in Trading assets in the Company’s condensed consolidated statements of financial condition (see Note 7 to the Company’s condensed consolidated financial statements in Item 1).
(6)	For a discussion of Global Liquidity Reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2014 Form 10-K.
(7)	Book value per common share equals common shareholders’ equity of $67,767 million at September 30, 2015 and $64,880 million at December 31, 2014 divided by common shares outstanding of 1,938 million at September 30, 2015 and 1,951 million at December 31, 2014.
(8)	For a discussion of the Company’s methods for calculating its risk-based capital ratios and risk-weighted assets (“RWAs”), see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(9)	Tier 1 leverage ratio equals Tier 1 capital (calculated under U.S. Basel III Transitional rules) divided by the average daily balance of consolidated on-balance sheet assets under U.S. GAAP, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments (see Note 13 to the Company’s condensed consolidated financial statements in Item 1).
(10)	Revenues and expenses associated with these assets are included in the Company’s Wealth Management and Investment Management business segments.
(11)	Amounts exclude the Company’s Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake and assets for which fees are not generated. For the quarter and nine months ended September 30, 2015, amounts include $4.6 billion of inflows related to the transfer of certain portfolio managers, and their portfolios, from the Company’s Wealth Management business segment to the Company’s Investment Management business segment.
(12)	From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. The U.S. Securities and Exchange Commission (the “SEC”) defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes, or includes, amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or as an alternative method for assessing, the Company’s financial condition and operating results. These measures are not in accordance with, or a substitute for, U.S. GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally define it or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the U.S. GAAP financial measure.
(13)	Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.
(14)	The computation of average common equity for each business segment is determined using the Company’s Required Capital framework, an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). Average common equity for each business segment is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy.

(15)	The calculation of return on average common equity from continuing operations and return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The annualized return on average common equity from continuing operations and annualized return on average common equity, excluding DVA, and excluding DVA and net discrete tax benefit, are non-GAAP financial measures that the Company considers useful for investors to allow better comparability of period-to-period operating performance. To determine the return on average common equity, excluding DVA, and excluding DVA and net discrete tax benefit, both the numerator and denominator were adjusted to exclude those items. The calculation of each business segment’s return on average common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The effective tax rates used in the computation of each business segments’ return on average common equity were determined on a separate legal entity basis.
(16)	Average tangible common equity is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Tangible Equity” herein.
(17)	Annualized return on average tangible common equity from continuing operations is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess capital adequacy. The calculation of return on average tangible common equity uses income from continuing operations applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity from continuing operations, excluding the impact of DVA, both the numerator and the denominator were adjusted to exclude the impact of DVA. The impact of DVA for the quarters ended September 30, 2015 and 2014 was 2.0% and 1.2%, respectively, and the impact of DVA for the nine months ended September 30, 2015 and 2014 was 1.2% and 0.9%, respectively.
(18)	Tangible book value per common share equals tangible common equity of $58,115 million at September 30, 2015 and $55,138 million at December 31, 2014 divided by common shares outstanding of 1,938 million at September 30, 2015 and 1,951 million at December 31, 2014. Tangible book value per common share is a non-GAAP financial measure that the Company considers to be a useful measure that the Company and investors use to assess capital adequacy.

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

Global Market and Economic Conditions.

Global economic growth decelerated during the third quarter 2015 as a result of slower growth in emerging market (“EM”) economies, including a deceleration in China and recessions in Brazil and Russia. Growth in major developed market (“DM”) economies held up better than the EM economies, which were supported by continued easing of monetary policy, but were affected by weaker EM growth and weaker EM currencies. The consumer price indexes (“CPI”) in the largest DM economies remained near or below zero in September of 2015 following renewed weakness in energy prices during the third quarter of 2015. China continued to experience entrenched producer price index deflation, while other EM economies showed mixed inflation trends, high inflation in commodity export EMs facing deteriorating terms of trade and weaker currencies and low inflation in commodity import EMs. Global equity markets declined substantially in the aggregate during the third quarter of 2015, driven in part by the devaluation of the Chinese currency and concerns surrounding the timing of a potential increase of U.S. interest rates.

In the U.S., a 3.9% annualized increase in real gross domestic product (“GDP”) in the second quarter of 2015 following a 0.6% gain in the first quarter, resulted in an annualized GDP growth rate of 2.3% for the first half of 2015. Economic growth in the third quarter of 2015 slowed to a 1.5% annualized rate, as a slowdown in the buildup of business inventory and a deceleration in exports from a strong dollar was offset by solid gains in consumer spending. The unemployment rate fell to 5.1% in September 2015 from 5.3% in June 2015. As of September 30, 2015, the federal funds rate target range remained between 0.00% and 0.25%, while the discount rate remained at 0.75%, unchanged from June 30, 2015. The S&P 500 stock index declined 6.9%, the Dow Jones Industrial Average fell 7.6%, and the NASDAQ Composite index fell by 7.4% during the third quarter of 2015. The 10-year Treasury note yield declined to 2.06% at September 30, 2015 from 2.35% at June 30, 2015. The Federal Reserve Board’s nominal broad dollar index rose 4.6% from June 30, 2015 to September 30, 2015.

In Europe, the cyclical recovery continued with a 0.4% gain in euro area GDP growth in the second quarter of 2015 after a 0.5% rise in the first quarter of 2015, aided in part by the European Central Bank’s (“ECB”) quantitative easing program’s support for credit availability. Monthly economic data in the third quarter of 2015 showed resilience following the resolution to the Greek debt crisis in July 2015. However, the drag from external conditions, lower commodity prices, and rising uncertainty about global economic growth led the ECB to describe risks to the euro zone economic growth and inflation outlook as tilted to the downside at its September 3, 2015 policy meeting. As of September 30, 2015, the ECB’s deposit facility rate was at negative 0.20% and the benchmark interest rate was at 0.05%, both unchanged from June 30, 2015. ECB asset purchases continued at a €60 billion per month pace and were confirmed to continue at least through September 2016. The STOXX Europe 600 index fell 8.8% in the third quarter of 2015 after falling 4.0% in the second quarter of 2015, reversing most of a 16.0% gain during the first quarter of 2015. The 10-year German Bund yield fell to 0.59% on September 30, 2015 from 0.76% on June 30, 2015. In the United Kingdom (“U.K.”), annual inflation fell back slightly below zero in September 2015, as weakness in externally-driven goods inflation offset firmer services inflation supported by tightening labor markets. In the U.K., GDP accelerated to 0.7% in the second quarter of 2015 from 0.4% in the first quarter of 2015. The Bank of England’s benchmark interest rate remained at 0.50% as of September 30, 2015, unchanged from June 30, 2015. The FTSE 100 index declined 7.0% from June 30, 2015 to September 30, 2015, and the 10-year gilt yield fell to 1.79% from 2.16% over this period.

In Japan, declines in industrial production in July and August of 2015 pointed to a second straight quarterly drop in the third quarter of 2015. Nationwide CPI was at 0.2% on a year over year basis in August of 2015. In the policy statement released after its September 14-15, 2015 policy meeting, the Bank of Japan announced that inflation expectations appear to be rising on the whole and highlighted a drag on exports and production from EM economies. The NIKKEI 225 equity index fell 14.1% from June 30, 2015 to September 30, 2015 and the 10-year Japanese government bond yield fell to 0.35% from 0.45% over this period.

Economic growth in EM economies, particularly in China, in aggregate remained challenged during the third quarter of 2015 by cyclical and structural headwinds. Cyclical headwinds included slower economic growth in China, lower commodity prices, and risks looking ahead to the expected start of U.S. monetary policy normalization, while structural headwinds included demographic challenges and high debt levels. In China, GDP grew to 6.9% during the third quarter of 2015. The producer price index registered a 5.9% year over year decline in September 2015, continuing entrenched deflation at the producer level. The People’s Bank of China (“PBOC”) reduced its 1-year lending rate by 25 basis points to 4.60% effective August 26, 2015, bringing the cumulative reduction in the past year to 140 basis points. The PBOC also announced a 2% lower daily fixing in Chinese renminbi versus the U.S. dollar on August 11, 2015 and a shift in regime to adjusting the daily central parity fixing. The Shanghai Stock Exchange Composite Index fell 28.6% between June 30, 2015 and September 30, 2015, and the Chinese renminbi per U.S. dollar exchange rate moved to 6.36 from 6.20 over that period.

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

Compensation Expense.

For a discussion of the Company’s compensation expense, see “MD&A—Business Segments—Compensation Expense” in Part II, Item 7 of the 2014 Form 10-K.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Revenues:
Investment banking	$1,181	$1,340	$3,794	$3,908
Trading	1,984	2,262	8,191	7,226
Investments	113	39	241	210
Commissions and fees	657	629	2,013	1,936
Asset management, distribution and administration fees	66	66	211	213
Other	(112)	224	190	523

Total non-interest revenues	3,889	4,560	14,640	14,016

Interest income	825	859	2,418	2,498
Interest expense	810	903	2,524	3,073

Net interest	15	(44)	(106)	(575)

Net revenues	3,904	4,516	14,534	13,441

Compensation and benefits	1,318	1,779	5,241	5,354
Non-compensation expenses	1,898	1,510	5,170	4,484

Total non-interest expenses	3,216	3,289	10,411	9,838

Income from continuing operations before income taxes	688	1,227	4,123	3,603
Provision for income taxes	141	89	658	171

Income from continuing operations	547	1,138	3,465	3,432

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(5)	(9)	(14)	(18)
Provision for (benefit from) income taxes	(2)	(3)	(4)	(7)

Income (losses) from discontinued operations	(3)	(6)	(10)	(11)

Net income	544	1,132	3,455	3,421
Net income applicable to nonredeemable noncontrolling interests	26	41	100	77

Net income applicable to Morgan Stanley	$518	$1,091	$3,355	$3,344

Amounts applicable to Morgan Stanley:
Income from continuing operations	$521	$1,097	$3,365	$3,355
Income (loss) from discontinued operations	(3)	(6)	(10)	(11)

Net income applicable to Morgan Stanley	$518	$1,091	$3,355	$3,344

Net Revenues.

Investment Banking Revenues.

Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment banking revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Advisory revenues	$557	$392	$1,451	$1,146
Underwriting revenues:
Equity underwriting revenues	250	464	1,046	1,268
Fixed income underwriting revenues	374	484	1,297	1,494

Total underwriting revenues	624	948	2,343	2,762

Total investment banking revenues	$1,181	$1,340	$3,794	$3,908

The following table presents the Company’s volumes of announced and completed mergers and acquisitions, equity and equity-related offerings, and fixed income offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(1)	2014(1)	2015(1)	2014(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$348	$125	$951	$531
Completed mergers and acquisitions(2)	190	150	446	466
Equity and equity-related offerings(3)	11	19	50	54
Fixed income offerings(4)	47	70	203	226

(1)	Source: Thomson Reuters, data at October 15, 2015. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.
(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A issuances and public common stock, convertible and rights offerings under the Securities Act.
(4)	Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities and taxable municipal debt. Amounts also include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues during the current quarter decreased 12% from the prior year quarter reflecting decreases in equity and fixed income underwriting, partially offset by higher advisory revenues. Advisory revenues from announced merger, acquisition and restructuring transactions (“M&A”) were $557 million during the current quarter, an increase of 42% from the prior year quarter, driven by increased M&A activity primarily in the Americas. Underwriting revenues of $624 million decreased 34% from the prior year quarter. Equity underwriting revenues decreased 46% to $250 million for the current quarter reflecting a decrease in initial public offering revenues. Fixed income underwriting revenues of $374 million decreased 23% from the prior year quarter, primarily driven by lower debt underwriting volumes.

Investment banking revenues during the nine months ended September 30, 2015 decreased 3% from the comparable period in 2014 driven by lower underwriting revenues partially offset by higher advisory revenues. Advisory revenues increased 27% led by M&A activity primarily in the Americas. Underwriting revenues during the nine months ended September 30, 2015 decreased 15% to $2,343 million from the comparable period of

2014. Equity underwriting revenues decreased 18% to $1,046 million reflecting decreases in initial public offering volumes. Fixed income underwriting revenues decreased 13% to $1,297 million, primarily driven by lower non-investment grade bond and loan revenues.

Sales and Trading Net Revenues.

Sales and trading net revenues are composed of Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest income (expenses). For a discussion of the Company’s Net revenues, see “MD&A—Business Segments—Net Revenues” in Part II, Item 7 of the 2014 Form 10-K. For additional information on the Company’s Institutional Securities sales and trading net revenues, see “MD&A—Business Segments—Institutional Securities—Sales and Trading Net Revenues” in Part II, Item 7 of the 2014 Form 10-K. See also Note 4 to the Company’s condensed consolidated financial statements in Item 1 for further information related to gains (losses) on derivative instruments.

Sales and trading net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Trading	$1,984	$2,262	$8,191	$7,226
Commissions and fees	657	629	2,013	1,936
Asset management, distribution and administration fees	66	66	211	213
Net interest	15	(44)	(106)	(575)

Total sales and trading net revenues	$2,722	$2,913	$10,309	$8,800

Sales and trading net revenues by business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Equity	$1,869	$1,867	$6,504	$5,448
Fixed income and commodities	918	1,129	4,298	3,920
Other(1)	(65)	(83)	(493)	(568)

Total sales and trading net revenues	$2,722	$2,913	$10,309	$8,800

(1)	Amounts include net losses associated with costs related to the amount of liquidity held (“negative carry”), losses related to investments associated with certain employee deferred compensation plans, losses on economic hedges and other costs related to the Company’s long-term borrowings, and net revenues from corporate loans and lending commitments and related hedges.

The following sales and trading net revenues results exclude the impact of DVA. The reconciliation of sales and trading, including equity sales and trading and fixed income and commodities sales and trading net revenues, from a non-GAAP to a GAAP basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Total sales and trading net revenues—non-GAAP(1)	$2,287	$2,698	$9,567	$8,372
Impact of DVA	435	215	742	428

Total sales and trading net revenues	$2,722	$2,913	$10,309	$8,800

Equity sales and trading net revenues—non-GAAP(1)	$1,769	$1,784	$6,307	$5,278
Impact of DVA	100	83	197	170

Equity sales and trading net revenues	$1,869	$1,867	$6,504	$5,448

Fixed income and commodities sales and trading net revenues— non-GAAP(1)	$583	$997	$3,753	$3,662
Impact of DVA	335	132	545	258

Fixed income and commodities sales and trading net revenues	$918	$1,129	$4,298	$3,920

(1)	Sales and trading net revenues, including equity and fixed income and commodities sales and trading net revenues that exclude the impact of DVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

Sales and Trading Net Revenues during the Quarter Ended September 30, 2015.    Total sales and trading net revenues decreased 7% to $2,722 million during the current quarter from $2,913 million during the prior year quarter.

• Equity.    Equity sales and trading net revenues was essentially unchanged at $1,869 million during the current quarter from $1,867 million in the prior year quarter. Equity sales and trading net revenues, excluding the impact of DVA, decreased 1% to $1,769 million during the current quarter from $1,784 million in the prior year quarter, primarily reflecting lower revenues from cash equities products offset by solid results in derivatives products and prime brokerage. The decline in cash equities reflected a challenging market environment during the current quarter. The improved results in derivatives primarily reflected increased client activity, while the increase in prime brokerage results was driven by higher client balances and increased client activity across regions.

• Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues decreased 19% to $918 million during the current quarter from $1,129 million during the prior year quarter. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues decreased 42% to $583 million during the current quarter from $997 million during the prior year quarter primarily reflecting lower fixed income product net revenues which were partially offset by higher commodity net revenues. Fixed income product net revenues, excluding the impact of DVA, during the current quarter decreased 55% from the prior year quarter reflecting lower revenues across all major product lines. Difficult market conditions resulted in lower revenues due to the widening of credit spreads in securitized products and distressed debt, and lower client activity in structured credit and interest rate products. Commodity net revenues, excluding the impact of DVA, during the current quarter improved from the prior year quarter, as a result of improved client flow and oil market volatility.

Fixed income and commodities sales and trading net revenues during the current quarter included losses of $56 million, net of hedges, related to credit valuation adjustments (“CVA”) and funding valuation adjustments (“FVA”) as a result of changes in the fair value of net derivative and certain other contracts attributable to counterparties’ CDS spreads and the Company’s CDS spreads and other factors compared with gains of $68 million, net of hedges, during the prior year quarter. The Company began incorporating FVA into the fair value measurements of over-the-counter (“OTC”) uncollateralized and certain other derivatives during the fourth quarter of 2014.

• Other.    During the current quarter, other sales and trading reflected negative net revenues of $65 million compared with negative net revenues of $83 million during the prior year quarter. Losses related to negative carry, losses related to investments associated with certain employee deferred compensation plans, and losses on economic hedges and other costs related to the Company’s long-term borrowings, partially offset by net revenues from corporate loans and lending commitments and related hedges.

Sales and Trading Net Revenues during the Nine Months Ended September 30, 2015.    Total sales and trading net revenues increased 17% to $10,309 million during the nine months ended September 30, 2015 from $8,800 million during the nine months ended September 30, 2014.

• Equity.    Equity sales and trading net revenues increased 19% to $6,504 million during the nine months ended September 30, 2015 from the comparable period in 2014. Equity sales and trading net revenues, excluding the impact of DVA, increased 19% to $6,307 million during the nine months ended September 30, 2015 from the comparable period in 2014, reflecting strong results in prime brokerage and derivatives products. Improved results in derivatives reflected favorable market conditions and increased client activity, while higher client balances primarily drove the increase in prime brokerage results.

• Fixed Income and Commodities.    Fixed income and commodities sales and trading net revenues increased 10% to $4,298 million during the nine months ended September 30, 2015 from $3,920 million during the nine months ended September 30, 2014. Excluding the impact of DVA, fixed income and commodities sales and trading net revenues increased 2% to $3,753 million during the nine months ended September 30, 2015 from $3,662 million during the nine months ended September 30, 2014. Fixed income product net revenues, excluding the impact of DVA, during the nine months ended September 30, 2015 increased 1% from the comparable period of 2014 as higher revenues in interest rate and foreign exchange products were partially offset by lower results in credit and securitized products. Commodity net revenues, excluding the impact of DVA, during the nine months ended September 30, 2015 increased from the comparable period of 2014, primarily reflecting increased structured client activity. The net improvement was partially offset by the absence of revenues from TransMontaigne Inc. (“TransMontaigne”), which was sold on July 1, 2014.

Fixed income and commodities sales and trading net revenues during the nine months ended September 30, 2015 included gains of $54 million, net of hedges, related to CVA and FVA as a result of changes in the fair value of net derivative and certain other contracts attributable to counterparties’ CDS spreads and the Company’s CDS spreads and other factors compared with gains of $18 million, net of hedges, during the nine months ended September 30, 2014. The Company began incorporating FVA into the fair value measurements of OTC uncollateralized and certain other derivatives during the fourth quarter of 2014.
• Other.    During the nine months ended September 30, 2015, other sales and trading reflected negative net revenues of $493 million compared with negative net revenues of $568 million during the nine months ended September 30, 2014. Results in both periods included losses related to negative carry, losses related to investments associated with certain employee deferred compensation plans and losses on economic hedges and other costs related to the Company’s long-term borrowings, partially offset by net revenues from corporate loans and lending commitments and related hedges.

Investments Revenues.

Net investment gains of $113 million and $241 million were recognized during the quarter and nine months ended September 30, 2015, respectively, compared with net investment gains of $39 million and $210 million for the comparable periods in 2014. The increases in both periods were driven by gains on business related investments.

Other Revenues.

Negative revenues of $112 million were recognized in Other revenues during the current quarter compared with revenues of $224 million for the prior year quarter, reflecting primarily write-downs on held for sale loans and lending commitments. The results for the prior year quarter also included a $101 million gain on the sale of the Company’s stake in TransMontaigne and a gain on the sale of a retail property space of $84 million.

During the nine months ended September 30, 2015, Other revenues were $190 million compared with $523 million during the nine months ended September 30, 2014. The decrease was primarily due to write-downs on held for sale loans and lending commitments. The results for the nine months ended September 30, 2014 also included a $101 million gain on the sale of the Company’s stake in TransMontaigne, an $84 million gain on sale of a retail property space and a $45 million gain on the sale of Canterm Canadian Terminals Inc. which was completed on March 27, 2014 (see Note 1 to the Company’s condensed consolidated financial statements in Item 1).

Non-interest Expenses.

Non-interest expenses decreased 2% during the current quarter from the prior year quarter. The decrease in the current quarter was primarily due to lower Compensation and benefits expenses partially offset by an increase in Non-compensation expenses. Compensation and benefits expenses decreased 26% during the current quarter compared with prior year quarter. The decrease was due to the combination of a decrease in discretionary incentive compensation driven by lower revenues, a decrease in amortization due to accelerated vesting of certain awards during the fourth quarter of 2014 and a decrease in fair value of deferred compensation plan referenced investments, partially offset by the reduction of average deferral rates for discretionary incentive based awards. Non-compensation expenses increased 26% during the current quarter compared with the prior year quarter, primarily as a result of an increase in Other non-interest expenses, related to an increase in a reserve for the settlement of a CDS antitrust litigation and other matters (see “Legal Proceedings” in Part II, Item 1).

During the nine months ended September 30, 2015, Non-interest expenses increased 6% from the comparable period in 2014. The increase in the nine months ended September 30, 2015 was primarily due to higher Non-compensation expenses, which was partially offset by lower Compensation and benefits expenses. Compensation and benefits expenses decreased 2% during the nine months ended September 30, 2015 from the comparable period in 2014. The decrease was primarily due to a decrease in amortization resulting from accelerated vesting of certain awards during the fourth quarter of 2014 and a decrease in the fair value of deferred compensation plan referenced investments, partially offset by an increase in discretionary incentive compensation driven by higher revenues and the reduction of average deferral rates for discretionary incentive based awards. Non-compensation expenses during the nine months ended September 30, 2015 increased 15%, due to higher litigation reserves and higher Professional services expenses.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to Mitsubishi UFJ Financial Group, Inc.’s interest in Morgan Stanley MUFG Securities Co., Ltd. (see Note 8 to the Company’s condensed consolidated financial statements in Item 1).

Global Oil Merchanting Business.

As a result of entering into a definitive agreement to sell the global oil merchanting unit of the commodities division to Castleton Commodities International LLC, on May 11, 2015, the Company recognized an impairment charge of $10 million and $69 million in Other revenues in the Company’s condensed consolidated statements of income in the quarter and nine months ended September 30, 2015, respectively, to reduce the carrying amount of the unit to its estimated fair value less costs to sell. The Company closed the transaction on November 1, 2015. The transaction does not meet the criteria for discontinued operations and is not expected to have a material impact on the Company’s financial results for 2015.

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014(1)	2015	2014(1)
	(dollars in millions)
Revenues:
Investment banking	$140	$224	$518	$618
Trading	47	185	475	727
Investments	3	2	18	8
Commissions and fees	465	503	1,481	1,554
Asset management, distribution and administration fees	2,182	2,148	6,471	6,210
Other	52	112	209	253

Total non-interest revenues	2,889	3,174	9,172	9,370

Interest income	777	649	2,296	1,846
Interest expense	26	50	119	132

Net interest	751	599	2,177	1,714

Net revenues	3,640	3,773	11,349	11,084

Compensation and benefits	2,024	2,182	6,449	6,534
Non-compensation expenses	792	791	2,336	2,301

Total non-interest expenses	2,816	2,973	8,785	8,835

Income from continuing operations before income taxes	824	800	2,564	2,249
Provision for income taxes	315	321	959	882

Income from continuing operations	509	479	1,605	1,367

Net income	509	479	1,605	1,367

Net income applicable to Morgan Stanley	$509	$479	$1,605	$1,367

Amounts applicable to Morgan Stanley:
Income from continuing operations	$509	$479	$1,605	$1,367

Net income applicable to Morgan Stanley	$509	$479	$1,605	$1,367

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Financial Information and Statistical Data (dollars in billions, except where noted).

	At September 30, 2015	At December 31, 2014
Client assets	$1,925	$2,025
Fee-based client assets(1)	$770	$785
Fee-based client assets as a percentage of total client assets(1)	40%	39%
Client liabilities	$61	$51
Bank deposit program(2)	$139	$137
Investment securities portfolio	$52.4	$57.3
Loans and lending commitments	$52.3	$42.7
Wealth Management representatives	15,807	16,076
Retail locations	616	622

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014(3)	2015	2014(3)
Annualized revenues per representative (dollars in thousands)(4)	$922	$929	$952	$904
Client assets per representative (dollars in millions)(5)	$122	$124	$122	$124
Fee-based asset flows(6)	$7.7	$6.5	$34.9	$38.0

(1)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(2)	Balances in the bank deposit program included deposits held by Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) of $139 billion and $128 billion at September 30, 2015 and December 31, 2014, respectively, with the remainder held at Citi-affiliated Federal Deposit Insurance Corporation (“FDIC”) insured depositories at December 31, 2014. At June 30, 2015, the transfer of deposits from Citi to the Company was completed. See Note 3 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K and Note 9 to the Company’s condensed consolidated financial statements in Item 1 for further discussion of the Company’s customer deposits previously held by Citi.
(3)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(4)	Annualized revenues per representative equal the Company’s Wealth Management business segment’s annualized revenues divided by the average representative headcount.
(5)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(6)	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude cash management-related activity.

Wealth Management earns fees based on a contractual percentage of fee-based client assets related to certain account types, which are offered to Wealth Management clients. These fees, which the Company records in the Asset management, distribution and administrative fees line on its income statement, are earned based on the client assets in the specific account types in which the client participates and are generally not driven by asset class. For most account types, fees are billed in the first month of each quarter based on the related client assets as of the end of the prior quarter. Across the account types, the fees will vary based on both the distinct services provided within each account type and on the level of household assets under supervision in Wealth Management. The following tables present fee-based client assets activity and average fee rate by account type in the Company’s Wealth Management business segment for the quarters and nine months ended September 30, 2015 and 2014.

Three Months Ended September 30, 2015

	At June 30, 2015	Inflows (1)	Outflows (2)	Market Impact (3)	At September 30, 2015	Average for the Three Months Ended September 30, 2015
						Fee Rate(4)
	(dollars in billions)					(in bps)
Separately managed accounts(5)(6)	$294	$13	$(11)	$(18)	$278	34
Unified managed accounts(7)	103	6	(4)	(7)	98	112
Mutual fund advisory(8)	29	—	(1)	(3)	25	120
Representative as advisor(9)	120	7	(7)	(8)	112	88
Representative as portfolio manager(10)	253	15	(10)	(16)	242	103

Subtotal	$799	$41	$(33)	$(52)	$755	76
Cash management(11)	14	3	(2)	—	15	6

Total fee-based client assets	$813	$44	$(35)	$(52)	$770	74

Three Months Ended September 30, 2014

	At June 30, 2014	Inflows (1)	Outflows (2)	Market Impact (3)	At September 30, 2014	Average for the Three Months Ended September 30, 2014
						Fee Rate(4)
	(dollars in billions)					(in bps)
Separately managed accounts(5)(6)	$282	$7	$(11)	$6	$284	35
Unified managed accounts(7)	87	6	(3)	(2)	88	116
Mutual fund advisory(8)	34	1	(2)	(1)	32	120
Representative as advisor(9)	119	8	(7)	(2)	118	90
Representative as portfolio manager(10)	226	16	(8)	(3)	231	106

Subtotal	$748	$38	$(31)	$(2)	$753	77
Cash management(11)	14	4	(3)	—	15	6

Total fee-based client assets	$762	$42	$(34)	$(2)	$768	75

Nine Months Ended September 30, 2015

	At December 31, 2014	Inflows (1)	Outflows (2)	Market Impact (3)	At September 30, 2015	Average for the Nine Months Ended September 30, 2015
						Fee Rate(4)
	(dollars in billions)					(in bps)
Separately managed accounts(5)(6)	$285	$34	$(24)	$(17)	$278	34
Unified managed accounts(7)	93	21	(10)	(6)	98	113
Mutual fund advisory(8)	31	1	(5)	(2)	25	121
Representative as advisor(9)	119	22	(20)	(9)	112	89
Representative as portfolio manager(10)	241	44	(28)	(15)	242	104

Subtotal	$769	$122	$(87)	$(49)	$755	76
Cash management(11)	16	7	(8)	—	15	6

Total fee-based client assets	$785	$129	$(95)	$(49)	$770	75

Nine Months Ended September 30, 2014

	At December 31, 2013	Inflows (1)	Outflows (2)	Market Impact (3)	At September 30, 2014	Average for the Nine Months Ended September 30, 2014
						Fee Rate(4)
	(dollars in billions)					(in bps)
Separately managed accounts(5)(6)	$260	$30	$(25)	$19	$284	35
Unified managed accounts(7)	78	17	(8)	1	88	117
Mutual fund advisory(8)	34	2	(5)	1	32	121
Representative as advisor(9)	111	22	(18)	3	118	90
Representative as portfolio manager(10)	201	44	(21)	7	231	106

Subtotal	$684	$115	$(77)	$31	$753	77
Cash management(11)	13	10	(8)	—	15	6

Total fee-based client assets	$697	$125	$(85)	$31	$768	75

BPS—Basis points

(1)	Inflows include new accounts, account transfers, deposits, dividends and interest.
(2)	Outflows include closed or terminated accounts, account transfers, withdrawals and client fees.
(3)	Market impact includes realized and unrealized gains and losses on portfolio investments.
(4)	Average fee rate is for the quarters and nine months ended September 30, 2015 and 2014, respectively.
(5)	Separately managed accounts—Accounts by which third-party asset managers are engaged to manage clients’ assets with investment decisions made by the asset manager. One third-party asset manager strategy can be held per account.
(6)	Institutional non-custody account values reflect prior quarter-end balance due to a quarterly lag in the reporting of assets under management (“AUM”) values by custodians.
(7)	Unified managed accounts—Accounts that provide the client with the ability to combine separately managed accounts, mutual funds, and exchange-traded funds all in one aggregate account. Unified managed accounts can be client-directed, financial advisor-directed or Company-directed (with “directed” referring to the investment direction or decision / discretion / power of attorney).
(8)	Mutual fund advisory—Accounts that give the client the ability to systematically allocate assets across a wide range of mutual funds. Investment decisions are made by the client.
(9)	Representative as advisor—Accounts where the investment decisions must be approved by the client and the financial advisor must obtain approval each time a change is made to the account or its investments.
(10)	Representative as portfolio manager—Accounts where a financial advisor has discretion (contractually approved by the client) to make ongoing investment decisions without the client’s approval for each individual change.
(11)	Cash management—Accounts where the financial advisor provides discretionary cash management services to institutional clients whereby securities or proceeds are invested and re-invested in accordance with the client’s investment criteria. Generally, the portfolio will be invested in short-term fixed income and cash equivalent investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014(1)	2015	2014(1)
	(dollars in millions)
Net revenues:
Asset management	$2,182	$2,148	$6,471	$6,210
Transactional	652	912	2,474	2,899
Net interest	751	599	2,177	1,714
Other	55	114	227	261

Net revenues	$3,640	$3,773	$11,349	$11,084

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Transactional.

Investment Banking.    Investment banking revenues decreased 38% to $140 million and decreased 16% to $518 million in the quarter and nine months ended September 30, 2015, respectively, from the comparable periods of 2014, primarily due to lower revenues from the distribution of underwritten offerings.

Trading.    Trading revenues decreased 75% to $47 million and decreased 35% to $475 million in the quarter and nine months ended September 30, 2015, respectively, from the comparable periods of 2014, primarily due to losses related to investments associated with certain employee deferred compensation plans and lower revenues from fixed income products.

Commissions and Fees.    Commissions and fees revenues decreased 8% to $465 million and decreased 5% to $1,481 million in the quarter and nine months ended September 30, 2015, respectively, from the comparable periods of 2014, primarily due to lower revenues from equity, mutual fund and annuity products, partially offset by higher revenues from alternatives asset classes.

Asset Management.

Asset Management, Distribution and Administration Fees.    Asset management, distribution and administration fees increased 2% to $2,182 million and increased 4% to $6,471 million in the quarter and nine months ended September 30, 2015, respectively, from the comparable periods of 2014, primarily due to higher fee-based revenues due to positive flows and market conditions, partially offset by lower revenues from referral fees from the bank deposit program, reflecting the transfer of deposits to the Company from Citi.

Balances in the bank deposit program were $139 billion at September 30, 2015 and $137 billion at December 31, 2014, which included deposits held by the Company’s U.S. Bank Subsidiaries of $139 billion at September 30, 2015 and $128 billion at December 31, 2014.

Client assets in fee-based accounts decreased to $770 billion and represented 40% of total client assets at September 30, 2015 compared with $785 billion and 39% at December 31, 2014, respectively. Total client asset balances decreased to $1,925 billion at September 30, 2015 from $2,025 billion at December 31, 2014, primarily due to the impact of market conditions, partially offset by favorable asset flows. Fee-based client asset flows for the current quarter were $7.7 billion compared with $6.5 billion in the prior year quarter.

Other.

Other revenues were $52 million and $209 million in the quarter and nine months ended September 30, 2015, respectively, compared with $112 million and $253 million in the comparable periods of 2014, respectively, primarily due to a $40 million gain on sale of a retail property space in the prior year periods. The decrease in the current quarter also reflected lower gains on sales of AFS securities and the decrease in the nine months ended September 30, 2015 was partially offset by higher gains on sales of AFS securities.

Net Interest.

Net interest increased 25% to $751 million and increased 27% to $2,177 million in the quarter and nine months ended September 30, 2015 from the comparable periods of 2014, primarily due to higher balances in the bank deposit program and growth in loans and lending commitments. Total client liability balances, which include margin lending, increased to $61 billion at September 30, 2015 from $51 billion at December 31, 2014, primarily due to higher growth from Portfolio Loan Account (“PLA”) and Liquidity Access Line (“LAL”) securities-based lending products and residential real estate loans. The loans and lending commitments in the Company’s Wealth Management business segment have grown in the nine months ended September 30, 2015, and the Company expects this trend to continue. See “Supplemental Financial Information and Disclosures—U.S. Bank Subsidiaries Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Lending Activities” in Item 3.

Non-interest Expenses.

Non-interest expenses decreased 5% and 1% in the quarter and nine months ended September 30, 2015, respectively, from the comparable periods of 2014. Compensation and benefits expenses decreased 7% in the current quarter from the prior year quarter, primarily due to a decrease in the fair value of deferred compensation plan referenced investments and a lower formulaic payout to Wealth Management representatives linked to lower net revenues. Compensation and benefits expenses decreased 1% in the nine months ended September 30, 2015 from the comparable period of 2014, primarily due to a decrease in the fair value of deferred compensation plan referenced investments and a decrease in amortization, partially offset by a higher formulaic payout to Wealth Management representatives linked to higher net revenues. Non-compensation expenses were essentially unchanged in the current quarter from the prior year quarter. Non-compensation expenses increased 2% in the nine months ended September 30, 2015 from the comparable period of 2014, primarily due to an increase in Professional services, resulting from consulting and legal fees, partially offset by a provision related to a rescission offer in the prior year period, see “Supplemental Financial Information and Disclosures—Prospectus Delivery” herein.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014(1)	2015	2014(1)
	(dollars in millions)
Revenues:
Investment banking	$1	$—	$1	$5
Trading	—	4	(3)	(22)
Investments	(235)	97	149	506
Asset management, distribution and administration fees	511	529	1,547	1,543
Other	1	38	15	104

Total non-interest revenues	278	668	1,709	2,136

Interest income	—	—	1	2
Interest expense	4	1	16	14

Net interest	(4)	(1)	(15)	(12)

Net revenues	274	667	1,694	2,124

Compensation and benefits	95	253	676	832
Non-compensation expenses	217	221	649	622

Total non-interest expenses	312	474	1,325	1,454

Income (loss) from continuing operations before income taxes	(38)	193	369	670
Provision for (benefit from) income taxes	(33)	53	87	210

Income (loss) from continuing operations	(5)	140	282	460

Discontinued operations:
Income from discontinued operations before income taxes	1	1	1	7
Provision for income taxes	—	—	—	2

Income from discontinued operations	1	1	1	5

Net income (loss)	(4)	141	283	465
Net income applicable to nonredeemable noncontrolling interests	5	18	24	79

Net income (loss) applicable to Morgan Stanley	$(9)	$123	$259	$386

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$(10)	$122	$258	$381
Income from discontinued operations	1	1	1	5

Net income (loss) applicable to Morgan Stanley	$(9)	$123	$259	$386

(1)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.

Statistical Data.

Activity in the Company’s Investment Management business segment’s assets under management or supervision and the average fee rate by asset class, during the quarters and nine months ended September 30, 2015 and 2014 was as follows:

Three Months Ended September 30, 2015

	At June 30, 2015	Inflows (1)(2)			Market Impact (5)	Foreign Currency Impact (6)	At September 30, 2015	Average for the Three Months Ended September 30, 2015
			Outflows	Distributions					Fee Rate
			(3)	(4)				AUM	(7)
	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$137	$11	$(12)	$—	$(11)	$—	$125	$132	71
Fixed income	64	5	(8)	—	—	—	61	62	32
Liquidity	132	338	(323)	—	1	—	148	141	9
Alternatives(8)(9)	37	1	(2)	—	—	—	36	37	61
Managed Futures(10)	3	—	—	—	—	—	3	3	109

Total Traditional Asset Management	373	355	(345)	—	(10)	—	373	375	40
Merchant Banking and Real Estate Investing(9)	30	2	—	(1)	—	—	31	31	106

Total assets under management or supervision	$403	$357	$(345)	$(1)	$(10)	$—	$404	$406	45

Shares of minority stake assets(11)	7						8	8

Three Months Ended September 30, 2014

	At June 30, 2014				Market Impact (5)	Foreign Currency Impact (6)	At September 30, 2014	Average for the Three Months Ended September 30, 2014
		Inflows	Outflows	Distributions					Fee Rate
		(1)	(3)	(4)				AUM	(7)
	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$150	$6	$(9)	$—	$(2)	$(2)	$143	$148	70
Fixed income	62	8	(4)	—	1	(2)	65	64	33
Liquidity	121	238	(233)	—	1	(1)	126	122	8
Alternatives(8)(9)	35	1	—	—	(1)	—	35	35	64
Managed Futures(10)	3	—	—	—	—	—	3	3	123

Total Traditional Asset Management	371	253	(246)	—	(1)	(5)	372	372	43
Merchant Banking and Real Estate Investing(9)	28	3	(1)	—	(1)	—	29	29	101

Total assets under management or supervision	$399	$256	$(247)	$—	$(2)	$(5)	$401	$401	47

Shares of minority stake assets(11)	7						7	7

Nine Months Ended September 30, 2015

	At December 31, 2014				Market Impact (5)	Foreign Currency Impact (6)	At September 30, 2015	Average for the Nine Months Ended September 30, 2015
		Inflows	Outflows	Distributions					Fee Rate
		(1)(2)	(3)	(4)				AUM	(7)
	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$141	$25	$(34)	$—	$(6)	$(1)	$125	$138	71
Fixed income	65	17	(19)	—	—	(2)	61	64	32
Liquidity	128	927	(908)	—	1	—	148	133	9
Alternatives(8)(9)	36	3	(3)	—	—	—	36	36	62
Managed Futures(10)	3	—	—	—	—	—	3	3	111

Total Traditional Asset Management	373	972	(964)	—	(5)	(3)	373	374	42
Merchant Banking and Real Estate Investing(9)	30	4	(1)	(3)	1	—	31	31	105

Total assets under management or supervision	$403	$976	$(965)	$(3)	$(4)	$(3)	$404	$405	46

Shares of minority stake assets(11)	7						8	7

Nine Months Ended September 30, 2014

	At December 31, 2013				Market Impact (5)	Foreign Currency Impact (6)	At September 30, 2014	Average for the
								Nine Months Ended
								September 30,
								2014
		Inflows	Outflows	Distributions					Fee Rate
		(1)	(3)	(4)				AUM	(7)
	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$140	$26	$(25)	$—	$4	$(2)	$143	$145	69
Fixed income	60	19	(16)	—	3	(1)	65	62	33
Liquidity	112	713	(699)		1	(1)	126	117	8
Alternatives(8)(9)	31	5	(1)	—	—	—	35	34	65
Managed Futures(10)	4	—	(1)	—	—	—	3	3	126

Total Traditional Asset Management	347	763	(742)	—	8	(4)	372	361	43
Merchant Banking and Real Estate Investing(9)	30	6	(6)	(1)	—	—	29	29	105

Total assets under management or supervision	$377	$769	$(748)	$(1)	$8	$(4)	$401	$390	48

Shares of minority stake assets(11)	6						7	7

(1)	Inflows represent investments or commitments from new and existing clients in new or existing investment products, including reinvestments of client dividends and increases in invested capital. Excludes the impact of exchanges occurring whereby a client changes positions within the same asset class.

(2)	Includes $4.6 billion related to the transfer of certain equity portfolio managers and their portfolios from the Company’s Wealth Management business segment to the Company’s Investment Management business segment.
(3)	Outflows represent redemptions from clients’ funds, transition of funds from the committed capital period to the invested capital period and decreases in invested capital. Excludes the impact of exchanges occurring whereby a client changes positions within the same asset class.
(4)	Distributions represent decreases in invested capital due to returns of capital after the investment period of a fund. It also includes fund dividends for which the client has not elected to reinvest.
(5)	Market impact includes realized and unrealized gains and losses on portfolio investments. This excludes any funds where market impact does not impact management fees.
(6)	Foreign currency impact reflects foreign currency changes for non-U.S. dollar denominated funds.
(7)	The average fee rate is based on asset management and administration fees, net of waivers. It excludes performance-based fees and other non-management fees. For certain non-U.S. funds it includes the portion of advisory fees that the Advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the Company’s condensed consolidated statements of income.
(8)	The Alternatives asset class includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.
(9)	Assets under management or supervision for Merchant Banking and Real Estate Investing and Alternatives reflect the basis on which management fees are earned. This calculation excludes assets under management where no management fees are earned or where the fair value of these assets including lending commitments differ from the basis on which management fees are earned. Including these assets, assets under management at September 30, 2015 and 2014 for Merchant Banking and Real Estate Investing were $45 billion and $40 billion, respectively, and for Alternatives were $39 billion and $38 billion, respectively.
(10)	On October 1, 2014, the Managed Futures business was transferred from the Company’s Wealth Management business segment to the Company’s Investment Management business segment. All prior-period amounts have been recast to conform to the current year’s presentation.
(11)	Amounts represent the Company’s Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Net Revenues.

Trading.

Trading losses were $3 million in the nine months ended September 30, 2015 compared with losses of $22 million in the comparable period of 2014, primarily reflected lower losses related to the deconsolidation of certain real estate funds sponsored by the Company in the second quarters of 2015 and 2014.

Investments.

Net investment losses were $235 million in the current quarter compared with gains of $97 million in the prior year quarter. The Company recorded a net investment gain of $149 million in the nine months ended September 30, 2015, compared with a gain of $506 million in the comparable period of 2014. The decrease in the quarter and nine months ended September 30, 2015 reflected the reversal of previously accrued carried interest associated with Asia private equity, markdowns on principal investments in the Company’s Merchant Banking and Real Estate Investing businesses and lower net investment gains in the Traditional Asset Management business.

Asset Management, Distribution and Administration Fees.

Asset management, distribution and administration fees decreased 3% to $511 million in the current quarter compared with the prior year quarter, primarily due to a shift in our asset class mix. Asset management, distribution and administration fees were $1,547 million in the nine months ended September 30, 2015, essentially unchanged with the comparable period of 2014. The Company’s average assets under management increased $15 billion from $390 billion for the nine months ended September 30, 2014 to $405 billion for the nine months ended September 30, 2015, reflecting positive net flows, partially offset by the impact of market conditions and foreign currency.

Other.

Other revenues were $1 million and $15 million in the quarter and nine months ended September 30, 2015, respectively, compared with $38 million and $104 million in the comparable periods of 2014. The results included lower revenues associated with the Company’s minority investment in certain third-party investment managers in the current year periods and a $17 million gain on sale of a retail property space in the prior year periods.

Non-interest Expenses.

Non-interest expenses decreased 34% and 9% in the quarter and nine months ended September 30, 2015, respectively, compared with the comparable periods of 2014. Compensation and benefits expenses decreased 62% and 19% in the quarter and nine months ended September 30, 2015, respectively, primarily due to the decrease in deferred compensation associated with carried interest and a decrease in amortization attributed to the accelerated vesting of certain awards during the fourth quarter of 2014. The decrease in the nine months ended September 30, 2015 was partially offset by an increase in discretionary incentive compensation due to a reduction of average deferral rates for discretionary incentive based awards. Non-compensation expenses decreased 2% in the current quarter compared with the prior year quarter, primarily due to lower other expenses as a result of accruals for litigation and settlements in the prior year period. Non-compensation expenses increased 4% in the nine months ended September 30, 2015 compared with the comparable period of 2014, primarily due to higher Professional services expenses.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains (losses) associated with noncontrolling interests in these consolidated funds were $(1) million and $12 million in the quarter and nine months ended September 30, 2015, respectively, compared with gains of $17 million and $94 million in the quarter and nine months ended September 30, 2014, respectively. Nonredeemable noncontrolling interests decreased in the quarter and nine months ended September 30, 2015 primarily due to the deconsolidation of certain legal entities associated with real estate funds sponsored by the Company in the second quarters of 2015 and 2014.

Supplemental Financial Information and Disclosures.

U.S. Bank Subsidiaries.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through the Company’s U.S. Bank Subsidiaries. The Company’s lending activities in its Institutional Securities business segment primarily include corporate lending activities, in which the Company provides loans or lending commitments to certain corporate clients. In addition to corporate lending activities, the Institutional Securities business segment engages in other lending activities. The Company’s lending activities in its Wealth Management business segment primarily include securities-based lending that allows clients to borrow money against the value of qualifying securities and also include residential real estate loans. The Company expects its lending activities to continue to grow through further penetration of the Company’s Institutional Securities and Wealth Management business segments’ client base. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 3. Also see Notes 7 and 11 to the Company’s condensed consolidated financial statements in Item 1 for additional information about the Company’s loans and lending commitments, respectively.

The following table presents the Company’s U.S. Bank Subsidiaries’ supplemental financial information included in its condensed consolidated statements of financial condition and amounts presented below exclude transactions with affiliated entities:

	At September 30, 2015	At December 31, 2014
	(dollars in billions)
U.S. Bank Subsidiaries assets	$165.0	$151.2
U.S. Bank Subsidiaries investment securities portfolio(1)	$52.4	$57.3
Wealth Management U.S. Bank Subsidiaries data:
Securities-based lending and other loans	$26.8	$21.9
Residential real estate loans	19.7	15.8

Total	$46.5	$37.7

Institutional Securities U.S. Bank Subsidiaries data:
Corporate Lending	$10.0	$9.6
Other lending(2):
Corporate loans	$10.5	$8.0
Wholesale real estate loans and other loans	9.2	8.6

Total other loans	$19.7	$16.6

Total	$29.7	$26.2

(1)	The U.S. Bank Subsidiaries investment securities portfolio includes HTM investment securities of $3.5 billion at September 30, 2015 and $100 million at December 31, 2014.
(2)	Other lending includes activities relate to commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to equities and commodities customers, and loans to municipalities.

Income Tax Matters.

The Company’s effective tax rate from continuing operations was 28.7% and 24.1% for the quarter and nine months ended September 30, 2015, respectively. The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2015 included a net discrete tax benefit of $564 million associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the Company’s legal entity organization in the U.K. Excluding this net discrete tax benefit, the effective tax rate from continuing operations for the nine months ended September 30, 2015 would have been 32.1%.

The Company’s effective tax rate from continuing operations was 20.9% and 19.4% for the quarter and nine months ended September 30, 2014, respectively. The Company’s effective tax rate from continuing operations for the quarter and nine months ended September 30, 2014 included a net discrete tax benefit of $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. Additionally, the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2014 included a net discrete tax benefit of $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination. Excluding these net discrete tax benefits, the effective tax rate from continuing operations for the quarter and nine months ended September 30, 2014 would have been 31.5% and 32.3%, respectively.

The effective tax rates excluding the net discrete tax benefits for the quarters and nine months ended September 30, 2015 and 2014 are reflective of the geographic mix of earnings.

Prospectus Delivery.

Other expenses for the quarter and nine months ended September 30, 2014 included $50 million (reported within Non-compensation expenses in the Company’s Wealth Management business segment) related to a rescission offer to Wealth Management clients who may not have received a prospectus for certain securities transactions, for which delivery of a prospectus was required.

Accounting Development Updates.

During 2015, the Financial Accounting Standards Board (the “FASB”) issued the following accounting updates:

•	Simplifying the Accounting for Measurement-Period Adjustments. The guidance is effective for the Company prospectively beginning January 1, 2016. Early adoption is permitted.

•	Simplifying the Presentation of Debt Issuance Costs. The guidance is effective for the Company retrospectively beginning January 1, 2016. Early adoption is permitted.

•	Amendments to the Consolidation Analysis. The guidance is effective for the Company beginning January 1, 2016. Early adoption is permitted.

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

The Company establishes balance sheet limits at the consolidated, business segment and business unit levels. The Company monitors balance sheet usage versus limits and reviews variances resulting from business activity or market fluctuations. On a regular basis, the Company reviews current performance versus limits and assesses the need to re-allocate limits based on business unit needs. The Company also monitors key metrics, including asset and liability size, composition of the balance sheet, limit utilization and capital usage.

The tables below summarize total assets for the Company’s business segments at September 30, 2015 and December 31, 2014:

	At September 30, 2015
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$21,727	$31,354	$437	$53,518
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	33,613	1,939	—	35,552
Trading assets	234,268	1,083	2,460	237,811
Investment securities(2)	12,306	52,383	—	64,689
Securities received as collateral	9,456	—	—	9,456
Securities purchased under agreements to resell	122,840	4,366	—	127,206
Securities borrowed	147,842	403	—	148,245
Customer and other receivables	28,276	21,236	558	50,070
Loans, net of allowance(3)	31,594	46,615	—	78,209
Other assets(4)	16,945	10,916	1,496	29,357

Total assets	$658,867	$170,295	$4,951	$834,113

	At December 31, 2014
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents(1)	$23,161	$23,363	$460	$46,984
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	37,841	2,766	—	40,607
Trading assets	252,021	1,300	3,480	256,801
Investment securities(2)	11,999	57,317	—	69,316
Securities received as collateral	21,316	—	—	21,316
Securities purchased under agreements to resell	73,299	9,989	—	83,288
Securities borrowed	136,336	372	—	136,708
Customer and other receivables	27,328	21,022	611	48,961
Loans, net of allowance(3)	28,755	37,822	—	66,577
Other assets(4)	18,285	11,196	1,471	30,952

Total assets	$630,341	$165,147	$6,022	$801,510

(1)	Cash and cash equivalents include Cash and due from banks and Interest bearing deposits with banks.
(2)	Investment securities include both AFS securities and HTM securities.
(3)	Amounts include loans held for sale and loans held for investment but exclude loans at fair value, which are included in Trading assets in the Company’s condensed consolidated statements of financial condition (see Note 7 to the Company’s condensed consolidated financial statements in Item 1).
(4)	Other assets include Other investments; Premises, equipment and software costs; Goodwill; Intangible assets; and Other assets.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Company’s Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. The Company’s total assets increased to $834 billion at September 30, 2015 from $802 billion at December 31, 2014. The increase in total assets was primarily due to increases in Securities purchased under agreements to resell, Loans, Securities borrowed, and Interest bearing deposits with banks, partially offset by decreases in Trading assets, Securities received as collateral, Investment securities, and Cash deposited with clearing organizations or segregated under federal and other regulations or requirements.

The Company’s assets and liabilities include significant balances related to transactions attributable to sales and trading and securities financing activities. The following table summarizes the Company’s assets and liabilities held against securities financing transactions:

	At September 30, 2015		At December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Securities financing transactions(1)	$355,336	$287,233	$319,999	$294,503

(1)	Includes Cash deposited with clearing organizations or segregated under federal and other regulations or requirements, repurchase and resale agreements, Securities borrowed and loaned transactions, Securities received as collateral and obligations to return securities received, and Customer and other receivables and payables.

Securities borrowed or securities purchased under agreements to resell and securities loaned or securities sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 6 to the Company’s condensed consolidated financial statements in Item 1). The following table presents collateralized financing transactions at September 30, 2015 and December 31, 2014 and the average balance for the nine months ended September 30, 2015 and 2014:

	At September 30, 2015	At December 31, 2014	Average Balance
			For the Nine Months Ended September 30,
			2015	2014
	(dollars in millions)
Securities purchased under agreements to resell and Securities borrowed	$275,451	$219,996	$253,955	$260,191
Securities sold under agreements to repurchase and Securities loaned	$79,214	$95,168	$93,247	$147,592

Securities purchased under agreements to resell and Securities borrowed period-end balances at September 30, 2015 were higher than the average balances during 2015 driven by a reduction in inventory and an increase in highly liquid collateral. Securities sold under agreements to repurchase and Securities loaned period-end balances at September 30, 2015 were lower than the average balances during 2015 driven by a reduction in secured financing requirements.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes customer payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $9 billion at September 30, 2015 and $21 billion at December 31, 2014, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

Investment Securities—Available for Sale and Held to Maturity.

During the nine months ended September 30, 2015 and 2014, the Company reported unrealized gains of $72 million and $134 million, net of tax, respectively, on its AFS securities portfolio. Unrealized gains (losses) in the AFS securities portfolio are included in Accumulated other comprehensive income (loss) for all periods presented. The net unrealized gains (losses) for the nine months ended September 30, 2015 and 2014 primarily reflected changes in interest rates. During the nine months ended September 30, 2015, the net unrealized (losses) in the Company’s HTM securities portfolio were $(2) million. The Company held $3,530 million in HTM securities at September 30, 2015 and expects to grow its HTM securities portfolio. The Company did not own any HTM securities at September 30, 2014.

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

Liquidity Stress Tests.

At September 30, 2015 and December 31, 2014, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

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

Global Liquidity Reserve by Type of Investment.    The table below summarizes the Company’s Global Liquidity Reserve by type of investment:

	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Cash deposits with banks	$11,109	$12,173
Cash deposits with central banks	37,003	29,607
Unencumbered highly liquid securities:
U.S. government obligations	76,495	76,555
U.S. agency and agency mortgage-backed securities	28,352	32,358
Non-U.S. sovereign obligations(1)	22,318	25,888
Investments in money market funds	—	277
Other investment grade securities	15,588	16,311

Global Liquidity Reserve	$190,865	$193,169

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

Global Liquidity Reserve Managed by Bank and Non-Bank Legal Entities.    The table below summarizes period-end and average balances of the Company’s Global Liquidity Reserve managed by bank and non-bank legal entities:

	At September 30, 2015	At December 31, 2014	Average Balance(1)
			For the Nine Months Ended September 30,
			2015	2014
	(dollars in millions)
Bank legal entities:
Domestic	$82,552	$82,484	$80,785	$81,976
Foreign	6,093	5,460	4,875	5,315

Total Bank legal entities	88,645	87,944	85,660	87,291

Non-Bank legal entities(2):
Domestic	63,330	70,122	72,676	75,831
Foreign	38,890	35,103	33,834	32,515

Total Non-Bank legal entities	102,220	105,225	106,510	108,346

Total	$190,865	$193,169	$192,170	$195,637

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent managed $46,210 million and $55,094 million at September 30, 2015 and December 31, 2014, respectively, and averaged $53,730 million and $56,284 million for the nine months ended September 30, 2015 and 2014, respectively.

Regulatory Framework for Liquidity Risk Measurement.

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

At September 30, 2015 and December 31, 2014, the weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days.

Unsecured Financing.

For a discussion of the Company’s unsecured financing activities, see “MD&A—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in Part II, Item 7 of the 2014 Form 10-K. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to the Company’s interest rate and structured borrowings risk profile (see Note 4 to the Company’s condensed consolidated financial statements in Item 1).

Deposits.

Available funding sources to the Company’s bank subsidiaries include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in the Company’s U.S. Bank Subsidiaries are sourced from the Company’s retail brokerage accounts and are considered to have stable, low-cost funding characteristics. The transfer of deposits previously held by Citi to the Company’s depository institutions relating to the Company’s customer accounts from its acquisition of the Wealth Management JV (see Note 3 to the Company’s consolidated financial statements in Item 8 of the 2014 Form 10-K) was completed at June 30, 2015. During 2015, $8.7 billion of deposits were transferred by Citi to the Company’s depository institutions.

Deposits were as follows:

	At September 30, 2015(1)	At December 31, 2014(1)
	(dollars in millions)
Savings and demand deposits	$143,543	$132,159
Time deposits	3,683	1,385

Total	$147,226	$133,544

(1)	Total deposits subject to FDIC insurance at September 30, 2015 and December 31, 2014 were $107 billion and $99 billion, respectively.

Short-Term Borrowings.

The Company’s unsecured Short-term borrowings may consist of bank loans, bank notes, commercial paper and structured notes with maturities of twelve months or less at issuance. At September 30, 2015 and December 31, 2014, the Company had approximately $1,982 million and $2,261 million, respectively, in Short-term borrowings.

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

Long-term borrowings by maturity profile at September 30, 2015 consisted of the following:

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2015	$8,405	$2,381	$10,786
Due in 2016	18,202	1,568	19,770
Due in 2017	21,321	1,115	22,436
Due in 2018	17,111	822	17,933
Due in 2019	17,699	640	18,339
Thereafter	68,602	2,477	71,079

Total	$151,340	$9,003	$160,343

The Company’s long-term borrowings included the following components:

	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Senior debt	$146,899	$139,565
Subordinated debt	10,575	8,339
Junior subordinated debentures	2,869	4,868

Total	$160,343	$152,772

During the nine months ended September 30, 2015, the Company issued notes with a principal amount of approximately $30.2 billion. In connection with these note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 5.9 years at September 30, 2015. During the nine months ended September 30, 2015, approximately $17.6 billion in aggregate long-term borrowings matured or were retired. Subsequent to September 30, 2015 and through October 30, 2015, the Company’s long-term borrowings decreased by approximately $2.3 billion, net of issuances. For a further discussion of the Company’s long-term borrowings, including the amount of senior debt outstanding at September 30, 2015, see Note 10 to the Company’s condensed consolidated financial statements in Item 1.

During May of 2015, Morgan Stanley Capital Trusts VI and VII redeemed all of their issued and outstanding 6.60% Capital Securities, respectively.

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

At November 2, 2015, the Parent’s and MSBNA’s senior unsecured ratings were as set forth below:

	Parent			Morgan Stanley Bank, N.A.
	Short-Term	Long-Term	Rating	Short-Term	Long-Term	Rating
	Debt	Debt	Outlook	Debt	Debt	Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable	—	—	—
Fitch Ratings, Inc.(1)	F1	A	Stable	F1	A+	Stable
Moody’s Investors Service(2)	P-2	A3	Stable	P-1	A1	Stable
Rating and Investment Information, Inc.	a-1	A	Negative	—	—	—
Standard & Poor’s Ratings Services(3)	A-2	A-	Negative Watch	A-1	A	Positive Watch

(1)	On May 19, 2015, Fitch Ratings Inc. upgraded the long-term ratings of MSBNA by one notch to A+ from A. The rating outlook remained stable.
(2)	On May 28, 2015, Moody’s Investors Service (“Moody’s”) upgraded the long-term ratings of the Parent and MSBNA by two notches to A3 from Baa2 and A1 from A3, respectively. The rating outlook for the Parent and MSBNA were revised to stable.
(3)	On November 2, 2015, Standard and Poor’s Ratings Services (“S&P”) revised the ratings outlook for the Parent from negative to negative watch, and for MSBNA from positive to positive watch.

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

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s and S&P. At September 30, 2015 and December 31, 2014, the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios, from the lowest of Moody’s or S&P ratings, based on the relevant contractual downgrade triggers were as follows:

	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Incremental collateral or terminating payments upon potential future ratings downgrade:
One-notch downgrade	$1,266	$1,856
Two-notch downgrade	1,384	2,984

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

In March 2015, the Company received no objection from the Federal Reserve to its 2015 capital plan. The capital plan included a share repurchase of up to $3.1 billion of the Company’s outstanding common stock that began in the second quarter of 2015 through the end of the second quarter of 2016. Additionally, the capital plan included an increase in the Company’s quarterly common stock dividend to $0.15 per share from $0.10 per share, that began with the dividend declared on April 20, 2015. During the quarter and nine months ended September 30, 2015 the Company repurchased approximately $625 million and $1,500 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program. During the quarter and nine months ended September 30, 2014, the Company repurchased approximately $195 million and $629 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program (see Note 14 to the Company’s condensed consolidated financial statements in Item 1).

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

The Company’s Board of Directors determines the declaration and payment of dividends on a quarterly basis. On October 19, 2015, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.15. The dividend is payable on November 13, 2015 to common shareholders of record on October 30, 2015 (see Note 20 to the Company’s condensed consolidated financial statements in Item 1).

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

On September 15, 2015, the Company announced that its Board of Directors declared a quarterly dividend for preferred stock shareholders of record on September 30, 2015, that was paid on October 15, 2015 as follows:

Series	Preferred Stock Description	Quarterly Dividend Per Share(1)

A	Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556)	$255.56

C	10% Non-Cumulative Non-Voting Perpetual Preferred Stock	25.00

E	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.44531)	445.31

F	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.42969)	429.69

G	6.625% Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.41406)	414.06

I	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by Depositary Shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.39844)	398.44

(1)	The Company has outstanding Series H and Series J Preferred Stock for which a dividend declaration date did not occur during the third quarter of 2015, in accordance with the terms thereof.

Tangible Equity.

The following table sets forth tangible Morgan Stanley shareholders’ equity and tangible common equity at September 30, 2015 and December 31, 2014 and average tangible Morgan Stanley shareholders’ equity and average tangible common equity for the nine months ended September 30, 2015 and 2014:

			Average Balance(1)
	Balance at		For the Nine Months Ended September 30,
	September 30, 2015	December 31, 2014	2015	2014
	(dollars in millions)
Common equity	$67,767	$64,880	$66,723	$64,660
Preferred equity	7,520	6,020	7,070	4,400

Morgan Stanley shareholders’ equity	75,287	70,900	73,793	69,060
Junior subordinated debentures issued to capital trusts	2,869	4,868	3,870	4,865
Less: Goodwill and net intangible assets(2)	(9,652)	(9,742)	(9,683)	(9,763)

Tangible Morgan Stanley shareholders’ equity(3)	$68,504	$66,026	$67,980	$64,162

Common equity	$67,767	$64,880	$66,723	$64,660
Less: Goodwill and net intangible assets(2)	(9,652)	(9,742)	(9,683)	(9,763)

Tangible common equity(3)	$58,115	$55,138	$57,040	$54,897

(1)	Average balances were based upon month-end balances.
(2)	The deduction for Goodwill and net intangible assets is partially offset by mortgage servicing rights (“MSR”), net of disallowable MSR, at September 30, 2015, and at December 31, 2014.
(3)	Tangible Morgan Stanley shareholders’ equity and tangible common equity are non-GAAP financial measures that the Company and its investors consider to be a useful measure to assess capital adequacy.

Regulatory Requirements.

Regulatory Capital Framework.

The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates the Company’s compliance with such capital requirements. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Company’s U.S. Bank Subsidiaries.

Implementation of U.S. Basel III.

The U.S. banking regulators have comprehensively revised their risk-based and leverage capital framework to implement many aspects of the Basel III capital standards established by the Basel Committee. The U.S. banking regulators’ revised capital framework is referred to herein as “U.S. Basel III.” The Company and its U.S. Bank Subsidiaries became subject to U.S. Basel III on January 1, 2014. Aspects of U.S. Basel III, such as the minimum risk-based capital ratio requirements, new capital buffers, and certain deductions from and adjustments to capital, will be phased in over several years.

Regulatory Capital.    Under U.S. Basel III, new items (including certain investments in the capital instruments of unconsolidated financial institutions) are deducted from the respective tiers of regulatory capital, and certain existing regulatory deductions and adjustments are modified or are no longer applicable. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018. Unrealized gains and losses on AFS securities are reflected in Common Equity Tier 1 capital, subject to a phase-in schedule. The percentage of the regulatory deductions and adjustments to Common Equity Tier 1 capital that applied to the Company at September 30, 2015 and December 31, 2014 ranged from 20% to 100%, depending on the specific item.

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

In addition, beginning with the third quarter of 2015, the required deductions under the new restrictions on activities and investments imposed by a section of the BHC Act added by the Dodd-Frank Act, referred to as the “Volcker Rule,” are reflected in the relevant regulatory capital tiers and ratios (see “Activities Restrictions under the Volcker Rule” herein).

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

The Basel Committee is in the process of considering revisions to various provisions of the Basel III framework that, if adopted by the U.S. banking agencies, could result in substantial changes to U.S. Basel III. In particular, the Basel Committee has finalized a new methodology for calculating counterparty credit risk exposures, the standardized approach for measuring counterparty credit risk exposures; has also finalized a revised framework establishing capital requirements for securitizations; and has proposed revisions to various regulatory capital standards, including for trading and banking book exposures, interest rate risk in the banking book, the credit valuation adjustment, the credit risk framework, operational risk and capital floors. In each case, the impact of these revised standards on the Company and its U.S. Bank Subsidiaries is uncertain and depends on future rulemakings by the U.S. banking agencies.

Calculation of Risk-Based Capital Ratios.    As a U.S. Basel III Advanced Approach banking organization, the Company is subject to a permanent “capital floor” based on the lower of the risk-based capital ratios calculated using (i) standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) an advanced internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs (the “Advanced Approach”) under U.S. Basel III. The capital floor applies to the calculation of the minimum risk-based capital requirements and, when in effect, the capital conservation buffer, the countercyclical capital buffer (if deployed by banking regulators), and the global systemically important bank (“G-SIB”) capital surcharge.

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

Regulatory Capital Ratios.    The Company is required to calculate capital ratios under both the Advanced Approach and the Standardized Approach, in both cases subject to transitional provisions. The following table presents the Company’s regulatory capital ratios at September 30, 2015, as well as the minimum required regulatory capital ratios applicable under U.S. Basel III in 2015.

	At September 30, 2015		Minimum Regulatory Capital Ratio(1)(2)
	Actual Capital Ratio
	U.S. Basel III Transitional/ Standardized Approach	U.S. Basel III Transitional/ Advanced Approach	2015
Common Equity Tier 1 capital ratio	14.4%	14.0%	4.5%
Tier 1 capital ratio	16.2%	15.6%	6.0%
Total capital ratio	19.4%	18.6%	8.0%
Tier 1 leverage ratio(3)	8.1%	8.1%	4.0%

(1)	Percentages represent minimum regulatory capital ratios for calendar year 2015 under U.S. Basel III.
(2)	On a fully phased-in basis by 2019, the Company will be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer, a G-SIB capital surcharge and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer. The capital conservation buffer, G-SIB capital surcharge, and countercyclical capital buffer, if any, apply over each of the Company’s Common Equity Tier 1, Tier 1 and Total risk-based capital ratios. For information on the recently adopted G-SIB capital surcharge, see “G-SIB Capital Surcharge” herein.
(3)	Tier 1 leverage ratio equals Tier 1 capital divided by the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

Beginning on January 1, 2015, for the Company to remain a financial holding company, its U.S. Bank Subsidiaries must qualify as “well-capitalized” under the higher capital requirements of U.S. Basel III by maintaining a total risk-based capital ratio (total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-

based capital ratio of at least 8%, a Common Equity Tier 1 risk-based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%. The Federal Reserve has not yet revised the “well-capitalized” standard for financial holding companies to reflect the higher capital standards in U.S. Basel III. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of the Company’s risk-based capital ratios and Tier 1 leverage ratio at September 30, 2015 would have exceeded the revised well-capitalized standard. The Federal Reserve may require the Company and its peer financial holding companies to maintain risk- and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

At September 30, 2015, the Company’s capital ratios calculated under the U.S. Basel III Advanced Approach were lower than those calculated under the U.S. Basel III Standardized Approach and therefore are the binding ratios for the Company as a result of the capital floor. At December 31, 2014, the Company’s capital ratios calculated under the U.S. Basel III Advanced Approach were lower than those calculated under the Standardized Approach, represented as the U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”. The table below presents the Company’s RWAs and regulatory capital ratios under the U.S. Basel III Advanced Approach transitional rules at September 30, 2015 and December 31, 2014.

	At September 30, 2015	At December 31, 2014
	(dollars in millions)
RWAs:
Credit risk	$181,214	$184,645
Market risk	101,459	121,363
Operational risk	140,569	150,000

Total RWAs	$423,242	$456,008

Capital ratios:
Common Equity Tier 1 ratio	14.0%	12.6%
Tier 1 capital ratio	15.6%	14.1%
Total capital ratio	18.6%	16.4%
Tier 1 leverage ratio	8.1%	7.9%
Adjusted average assets(1)	$816,722	$810,524

(1)	Beginning with the first quarter of 2015, in accordance with U.S. Basel III, adjusted average assets represent the denominator of the Tier 1 leverage ratio and were composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

The following table represents a roll-forward of the Company’s Common Equity Tier 1 capital, Additional Tier 1 capital and Tier 2 capital calculated under the U.S. Basel III Advanced Approach transitional rules from December 31, 2014 to September 30, 2015 (dollars in millions).

Common Equity Tier 1 capital:
Common Equity Tier 1 capital at December 31, 2014	$57,324
Change related to the following items:
Value of shareholders’ common equity	2,887
Net goodwill	(34)
Net intangible assets (other than goodwill and mortgage servicing assets)	(594)
Credit spread premium over risk-free rate for derivative liabilities	(61)
Net deferred tax assets	(369)
Debt valuation adjustment	(34)
Adjustments related to accumulated other comprehensive income	(159)
Expected credit loss that exceeds eligible credit reserves	10
Other deductions and adjustments	86

Common Equity Tier 1 capital at September 30, 2015	$59,056

Additional Tier 1 capital:
Additional Tier 1 capital at December 31, 2014	$6,858
New issuance of qualifying preferred stock	1,500
Change related to the following items:
Trust preferred securities	(1,732)
Nonredeemable noncontrolling interests	(245)
Net deferred tax assets	895
Credit spread premium over risk-free rate for derivative liabilities	311
Debt valuation adjustment	(444)
Expected credit loss that exceeds eligible credit reserves	39
Other adjustments and deductions	(167)

Additional Tier 1 capital at September 30, 2015	$7,015

Tier 1 capital (Common Equity Tier 1 capital plus Additional Tier 1 capital) at September 30, 2015	$66,071

Tier 2 capital:
Tier 2 capital at December 31, 2014	$10,790
Change related to the following items:
Subordinated debt	2,236
Trust preferred securities	(329)
Nonredeemable noncontrolling interests	15
Other adjustments and deductions	138

Tier 2 capital at September 30, 2015	$12,850

Total capital at September 30, 2015	$78,921

The following table summarizes the Company’s Common Equity Tier 1 capital, Additional Tier 1 capital and Tier 2 capital calculated under the U.S. Basel III Advanced Approach transitional rules at September 30, 2015 and December 31, 2014:

	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Common Equity Tier 1 capital:
Common stock and surplus	$20,440	$21,503
Retained earnings	48,746	44,625
Accumulated other comprehensive (loss)	(1,419)	(1,248)
Regulatory adjustments and deductions:
Net goodwill	(6,646)	(6,612)
Net intangible assets (other than goodwill and mortgage servicing assets)	(1,226)	(632)
Credit spread premium over risk-free rate for derivative liabilities	(222)	(161)
Net deferred tax assets	(949)	(580)
Debt valuation adjustment	124	158
Adjustments related to accumulated other comprehensive income	303	462
Expected credit loss over eligible credit reserves	—	(10)
Other adjustments and deductions	(95)	(181)

Total Common Equity Tier 1 capital	$59,056	$57,324

Additional Tier 1 capital:
Preferred stock	$7,520	$6,020
Trust preferred securities	702	2,434
Nonredeemable noncontrolling interests	759	1,004
Regulatory adjustments and deductions:
Net deferred tax assets	(1,423)	(2,318)
Credit spread premium over risk-free rate for derivative liabilities	(333)	(644)
Debt valuation adjustment	186	630
Expected credit loss over eligible credit reserves	—	(39)
Other adjustments and deductions	(396)	(229)

Additional Tier 1 capital	$7,015	$6,858

Total Tier 1 capital	$66,071	$64,182

Tier 2 capital:
Subordinated debt	$10,575	$8,339
Trust preferred securities	2,105	2,434
Other qualifying amounts	42	27
Regulatory adjustments and deductions	128	(10)

Total Tier 2 capital	$12,850	$10,790

Total capital	$78,921	$74,972

The following table represents a roll-forward of the Company’s RWAs calculated under the U.S. Basel III Advanced Approach transitional rules from December 31, 2014 to September 30, 2015. The RWAs for each category in the table reflect both on- and off-balance sheet exposures, where appropriate (dollars in millions).

Credit risk RWAs:
Balance at December 31, 2014	$184,645
Change related to the following items:
Derivatives	(3,737)
Securities financing transactions	1,932
Other counterparty credit risk	(198)
Securitizations	1,596
Credit valuation adjustment	(2,904)
Investment securities	1,508
Loans	5,295
Cash	(466)
Equity investments	(4,789)
Other credit risk(1)	(1,668)

Total change in credit risk RWAs	$(3,431)

Balance at September 30, 2015	$181,214

Market risk RWAs:
Balance at December 31, 2014	$121,363
Change related to the following items:
Regulatory VaR	562
Regulatory stressed VaR	840
Incremental risk charge	(8,084)
Comprehensive risk measure	(1,011)
Specific risk:
Non-securitizations	(1,925)
Securitizations	(10,286)

Total change in market risk RWAs	$(19,904)

Balance at September 30, 2015	$101,459

Operational risk RWAs:
Balance at December 31, 2014	$150,000
Changes during the period(2)	(9,431)

Balance at September 30, 2015	$140,569

VaR—Value-at-Risk.

(1)	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions.
(2)	Amount primarily reflects model recalibration related to residential mortgage litigation expense recorded in the fourth quarter of 2014.

Pro Forma Regulatory Capital Ratios.    The following table presents the Company’s pro forma estimates under the fully phased-in U.S. Basel III Advanced and Standardized Approaches at September 30, 2015:

	At September 30, 2015
	Fully Phased-In Basis Pro Forma Estimates
	U.S. Basel III Advanced Approach	U.S. Basel III Standardized Approach
	(dollars in millions)
Common Equity Tier 1 capital	$54,513	$54,513
RWAs	433,745	418,609
Common Equity Tier 1 ratio	12.6%	13.0%

These fully phased-in basis pro forma estimates are based on the Company’s current understanding of U.S. Basel III and other factors, which may be subject to change as the Company receives additional clarification and implementation guidance from the Federal Reserve relating to U.S. Basel III and as the interpretation of the regulation evolves over time. The fully phased-in basis pro forma Common Equity Tier 1 capital, RWAs and Common Equity Tier 1 risk-based capital ratio estimates are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that were not yet effective at September 30, 2015. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. See “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K for a discussion of risks and uncertainties that may affect the future results of the Company.

As of January 1, 2015, the Company is subject to the following minimum capital ratios under U.S. Basel III: Common Equity Tier 1 capital ratio of 4.5%; Tier 1 capital ratio of 6.0%; Total capital ratio of 8.0%; and Tier 1 leverage ratio of 4.0%. As of January 1, 2018, the Company will be subject to a supplementary leverage ratio requirement of at least 5.0%, which includes a Tier 1 supplementary leverage capital buffer of at least 2.0% in addition to the 3.0% minimum supplementary leverage ratio (see “Supplementary Leverage Ratio” herein). In addition, on a fully phased-in basis by 2019, the Company will be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer. The capital conservation buffer and countercyclical capital buffer, if any, apply over each of the Company’s Common Equity Tier 1, Tier 1 and Total risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. In July 2015, the Federal Reserve issued a final rule imposing risk-based capital surcharges, which augment the capital conservation buffer, on U.S. bank holding companies that are identified as G-SIBs (see “G-SIB Capital Surcharge” herein).

G-SIB Capital Surcharge.

In July 2015, the Federal Reserve issued a final rule imposing risk-based capital surcharges on U.S. bank holding companies that are identified as G-SIBs, which include the Company. Under the final rule, a G-SIB must calculate its G-SIB capital surcharge under two methods and use the higher of the two surcharges. The first method considers the G-SIB’s size, interconnectedness, cross-jurisdictional activity, substitutability and complexity, which is generally consistent with the methodology developed by the Basel Committee. The second method uses similar inputs, but replaces substitutability with the use of short-term wholesale funding and generally results in higher surcharges than the first method. Under the final rule, the G-SIB capital surcharge must be satisfied using Common Equity Tier 1 capital and will function as an extension of the capital conservation buffer. The Federal Reserve has stated that, under the final rule and using the most recent available data, the estimated G-SIB surcharges will range from 1.0% to 4.5% of a GSIB’s RWAs. Under the Federal Reserve’s calculation for the Company, the Company’s G-SIB surcharge would be 3%. The surcharge will be phased in between January 1, 2016 and January 1, 2019.

Total Loss-Absorbing Capacity.

On October 30, 2015, the Federal Reserve issued a proposal for top-tier bank holding companies of U.S. G-SIBs (“covered BHCs”), including the Company, which establishes external total loss-absorbing capacity (“TLAC”) requirements. The proposal contains various definitions and restrictions, such as requiring eligible long-term debt to be unsecured, to have a maturity greater than one year, and not include certain debt with derivative-linked features, such as certain structured notes. Under the proposal, a covered BHC would be required to maintain a minimum external TLAC of the greater of 16% of RWAs, excluding regulatory buffers, and 9.5% of the denominator of its U.S. Basel III total leverage exposure by January 1, 2019, increasing to the greater of 18% of RWAs, excluding regulatory buffers, and 9.5% of the denominator of its U.S. Basel III total leverage exposure by January 1, 2022. In addition, covered BHCs must meet the external TLAC requirement with minimum eligible long-term debt equal to the greater of 6% of RWAs plus the G-SIB capital surcharge, and 4.5% of the denominator of its U.S. Basel III total leverage exposure. The proposal would also impose restrictions on other liabilities that covered BHCs incur or have outstanding, as well as require all U.S. banking organizations supervised by the Federal Reserve with assets of at least $1 billion to make certain deductions from capital for their investments in unsecured debt issued by covered BHCs. The Company is currently reviewing the proposal and evaluating the potential impact of these proposed requirements.

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

The Company submitted its 2015 annual capital plan to the Federal Reserve in January 2015 and received no objection to the plan (see “Capital Management” herein). In March 2015, the Federal Reserve published summary results of the Dodd-Frank Act and CCAR supervisory stress tests of each large bank holding company, including the Company. As required, the Company disclosed a summary of the results of its company-run stress tests on March 11, 2015. In July 2015, the Company submitted its 2015 semi-annual stress test to the Federal Reserve.

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

The Dodd-Frank Act also requires each of the Company’s U.S. Bank Subsidiaries to conduct an annual stress test. MSBNA submitted its 2015 annual company-run stress tests to the OCC in January 2015 and MSPBNA submitted its annual company-run stress tests to the OCC in March 2015. MSBNA published a summary of its stress test results on March 11, 2015, and MSPBNA published a summary of its stress test results on June 15, 2015. In June 2014, the OCC issued a proposed rule, among other things, to shift the timing of the annual stress testing cycle that applies to the Company’s U.S. Bank Subsidiaries beginning with the 2016 cycle.

Supplementary Leverage Ratio.

Beginning on January 1, 2015, the Company and its U.S. Bank Subsidiaries are required to publicly disclose their U.S. Basel III supplementary leverage ratio, which will become effective as a capital standard on January 1, 2018. By January 1, 2018, the Company must also maintain a Tier 1 supplementary leverage capital buffer of at least 2% in addition to the 3% minimum supplementary leverage ratio (for a total of at least 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. In addition, beginning in 2018, the Company’s U.S. Bank Subsidiaries must maintain a supplementary leverage ratio of 6% to be considered “well-capitalized.”

The following table presents the Company’s total consolidated assets and consolidated daily average assets under U.S. GAAP, its total supplementary leverage exposure and its supplementary leverage ratio disclosures on a transitional basis under the U.S. Basel III rules:

At September 30, 2015
(dollars in millions)
Total assets	$834,113

Consolidated daily average assets(1)	$827,464
Adjustment for derivative exposures(2)	229,158
Adjustment for repo-style transactions(2)	15,443
Adjustment for off-balance sheet exposures(2)	64,630
Other adjustments(3)	(10,742)

Supplementary leverage exposure	$1,125,953

Supplementary leverage ratio(4)	5.9%

(1)	Amount is computed as the average daily balance of consolidated assets under U.S. GAAP during the calendar quarter.
(2)	Amount is computed as the arithmetic mean of the month-end balances over the calendar quarter.
(3)	Amount reflects adjustments to Tier 1 capital, including disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.
(4)	At September 30, 2015, supplementary leverage ratios calculated using Tier 1 capital and supplementary leverage exposures computed under U.S. Basel III on a transitional basis for the Company’s U.S. Bank Subsidiaries were as follows: MSBNA: 7.3%; and MSPBNA: 9.7%.

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

The Company estimates its pro forma fully phased-in supplementary leverage ratio to be approximately 5.5% at September 30, 2015. This estimate utilizes a fully phased-in U.S. Basel III Tier 1 capital numerator and a denominator of approximately $1.12 trillion. The Company’s estimates are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what the Company’s supplementary leverage ratios, earnings, assets or exposures will actually be at future dates. See “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K for a discussion of risks and uncertainties that may affect the future results of the Company.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital framework, an internal capital adequacy measure. This framework is a risk-based and leverage use-of-capital measure, which is compared with the Company’s regulatory capital to ensure that the Company maintains an amount of going concern capital after absorbing potential losses from extreme stress events, where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Common Equity Tier 1 capital, aggregate Required Capital and Parent capital for the quarter ended September 30, 2015 were approximately $58.8 billion, $38.4 billion and $20.4 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including for example, supplementary leverage ratio and U.S. Basel III transitional deductions and adjustments expected to reduce the Company’s capital through 2018. The Company also holds Parent capital for organic growth, acquisitions and other capital needs.

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

The following table presents the Company’s business segments’ and the Parent’s average Common Equity Tier 1 capital and average common equity, which were calculated on a monthly basis:

	Three Months Ended September 30,
	2015		2014
	Average Common Equity Tier 1 Capital	Average Common Equity	Average Common Equity Tier 1 Capital	Average Common Equity
	(dollars in billions)
Institutional Securities	$32.0	$33.8	$31.9	$32.6
Wealth Management	5.1	11.4	5.2	11.2
Investment Management	1.3	2.1	2.2	3.1
Parent capital	20.4	20.3	19.4	19.3

Total	$58.8	$67.6	$58.7	$66.2

Activities Restrictions under the Volcker Rule.

In December 2013, U.S. regulators issued final regulations to implement the Volcker Rule. The Volcker Rule prohibits “banking entities,” including the Company and its affiliates, from engaging in certain prohibited “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market making-related activities, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” as defined in the Volcker Rule, subject to certain exemptions and exclusions. Banking entities were required to bring all of their activities and investments into conformance with the Volcker Rule by July 21, 2015, subject to certain extensions. In addition, the Volcker Rule requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule.

The Volcker Rule also requires that deductions be made from a bank holding company’s Tier 1 capital for certain permissible investments in covered funds. Beginning with the third quarter of 2015, the required deductions are reflected in the relevant regulatory capital tiers and ratios.

Resolution and Recovery Planning.

Pursuant to the Dodd-Frank Act, the Company is required to submit to the Federal Reserve and the FDIC an annual resolution plan that describes its strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure of the Company. The Company submitted its 2015 resolution plan in July 2015. In addition, MSBNA is required to submit to the FDIC an annual resolution plan that describes MSBNA’s strategy for a rapid and orderly resolution in the event of a material financial distress or failure of MSBNA. MSBNA submitted its 2015 resolution plan in September 2015. For further information on the Company’s resolution and recovery planning, see “Business—Supervision and Regulation—Resolution and Recovery Planning” in Part I, Item 1 of the 2014 Form 10-K.

Off-Balance Sheet Arrangements with Unconsolidated Entities.

The Company enters into various arrangements with unconsolidated entities, including variable interest entities, primarily in connection with its Institutional Securities and Investment Management business segments. See “Off-Balance Sheet Arrangements with Unconsolidated Entities” included in Part II, Item 7 of the 2014 Form 10-K and Note 12 to the condensed consolidated financial statements in Item 1 for further information.

See Note 11 to the condensed consolidated financial statements in Item 1 for information on guarantees.

Commitments.

The Company’s commitments associated with outstanding letters of credit and other financial guarantees obtained to satisfy collateral requirements, investment activities, corporate lending, securities financing arrangements, mortgage lending, underwriting commitments and other financing arrangements at September 30, 2015 were approximately $188 billion. See Note 11 to the condensed consolidated financial statements in Item 1 for further information on commitments.

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

Table 1 below presents the Management VaR for the Company’s Trading portfolio, on a period-end, quarterly average and quarterly high and low basis. To further enhance the transparency of the Company’s traded market risk, the Credit Portfolio VaR has been disclosed as a separate category from the Primary Risk Categories. The Credit Portfolio includes counterparty CVA and related hedges, as well as loans that are carried at fair value and associated hedges.

Trading Risks.

The table below presents the Company’s 95%/one-day Management VaR:

Table 1: 95% Management VaR	95%/One-Day VaR for the				95%/One-Day VaR for the
	Quarter Ended September 30, 2015				Quarter Ended June 30, 2015
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$42	$37	$42	$33	$34	$35	$40	$28
Equity price	17	18	28	15	18	23	30	17
Foreign exchange rate	12	12	18	7	13	12	16	9
Commodity price	17	17	19	15	16	16	18	13
Less: Diversification benefit(1)(2)	(36)	(34)	N/A	N/A	(35)	(36)	N/A	N/A

Primary Risk Categories	$52	$50	$56	$45	$46	$50	$56	$44

Credit Portfolio	14	12	14	10	10	12	14	10
Less: Diversification benefit(1)(2)	(13)	(9)	N/A	N/A	(7)	(8)	N/A	N/A

Total Management VaR	$53	$53	$58	$48	$49	$54	$61	$47

N/A—Not Applicable

(1)	Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.
(2)	The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore, the diversification benefit is not an applicable measure.

The Company’s average Total Management VaR for the quarter ended September 30, 2015 was $53 million compared with $54 million for the quarter ended June 30, 2015. This decrease was driven by reduced trading risks offset by higher market volatility.

Distribution of VaR Statistics and Net Revenues for the quarter ended September 30, 2015.    One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare VaR with actual trading revenues. Assuming no intraday trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model would be questioned. The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for the Company, as well as individual business units. For days where losses exceed the VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The distribution of VaR Statistics and Net Revenues is presented in the histograms below for both the Primary Risk Categories and the Total Trading populations.

Primary Risk Categories.    As shown in Table 1, the Company’s average 95%/one-day Primary Risk Categories VaR for the quarter ended September 30, 2015 was $50 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Primary Risk Categories VaR for the quarter ended September 30, 2015, which was in a range between $45 million and $54 million for approximately 97% of the trading days during the quarter.

The histogram below shows the distribution for the quarter ended September 30, 2015 of daily net trading revenues, including profits and losses from positions included in VaR for the Company’s businesses that comprise the Primary Risk Categories. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended September 30, 2015, the Company’s businesses that comprise the Primary Risk Categories experienced net trading losses on 11 days, of which no day was in excess of the 95%/one-day Primary Risk Categories VaR.

Total Trading—Including the Primary Risk Categories and the Credit Portfolio.    As shown in Table 1, the Company’s average 95%/one-day Total Management VaR, which includes the Primary Risk Categories and the Credit Portfolio, for the quarter ended September 30, 2015 was $53 million. The histogram below presents the distribution of the Company’s daily 95%/one-day Total Management VaR for the quarter ended September 30, 2015, which was in a range between $49 million and $57 million for approximately 95% of trading days during the quarter.

The histogram below shows the distribution for the quarter ended September 30, 2015 of daily net trading revenues, including profits and losses from Primary Risk Categories, Credit Portfolio positions and intraday trading activities, for the Company’s Trading businesses. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended September 30, 2015, the Company experienced net trading losses on 13 days, of which no day was in excess of the 95%/one-day Total Management VaR.

Non-trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis covering substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Credit Spread.    The credit spread risk sensitivity of the counterparty exposure related to the Company’s own credit spread corresponded to an increase in value of approximately $6 million for each 1 basis point widening in the Company’s credit spread level at both September 30, 2015 and June 30, 2015.

Funding Liabilities.    The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $10 million and $11 million for each 1 basis point widening in the Company’s credit spread level at September 30, 2015 and June 30, 2015, respectively.

Interest Rate Risk Sensitivity.    The table below presents the estimated impact of selected hypothetical instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for the Company’s U.S. Bank Subsidiaries. These shocks are applied to the Company’s 12-month forecast for its U.S. Bank Subsidiaries, which incorporates market expectations of interest rates and the Company’s forecasted business activity, including its deposit deployment strategy and asset-liability management hedges. Thus, the impacts are incremental to that forecast, and additionally, do not reflect the impact of the repricing of assets and liabilities beyond 12 months. The Company does not manage to any single rate scenario, but rather manages net interest income in its U.S. Bank Subsidiaries to optimize across a range of possible outcomes.

	+200 Basis Points	+100 Basis Points	-100 Basis Points
	(dollars in millions)
Impact on the Company’s U.S. Bank Subsidiaries’ net interest income:
At September 30, 2015	$132	$120	$(406)
At June 30, 2015	280	121	(391)

Investments.    The Company makes investments in both public and private companies. These investments are predominantly equity positions with long investment horizons, the majority of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values and related impact on performance fees.

	10% Sensitivity
Investments	At September 30, 2015	At June 30, 2015
	(dollars in millions)
Investments related to Investment Management activities:
Real estate funds	$174	$166
Private equity and infrastructure funds	131	160
Hedge fund investments	98	103

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	149	141
Other Company investments	226	196

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

The following tables present the Company’s loan portfolio by loan type within its Institutional Securities and Wealth Management business segments at September 30, 2015 and December 31, 2014.

	At September 30, 2015
	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total
	(dollars in millions)
Corporate loans	$7,780	$8,136	$6,464	$22,380
Consumer loans	—	—	20,445	20,445
Residential real estate loans	—	—	19,630	19,630
Wholesale real estate loans	—	6,555	—	6,555

Loans held for investment, net of allowance	7,780	14,691	46,539	69,010

Corporate loans	7,254	1,255	—	8,509
Residential real estate loans	—	45	76	121
Wholesale real estate loans	—	569	—	569

Loans held for sale	7,254	1,869	76	9,199

Corporate loans	249	6,513	—	6,762
Residential real estate loans	—	1,933	—	1,933
Wholesale real estate loans	—	2,639	—	2,639

Loans held at fair value	249	11,085	—	11,334

Total loans(4)	$15,283	$27,645	$46,615	$89,543

	At December 31, 2014
	Institutional Securities Corporate Lending(1)	Institutional Securities Other Lending(2)	Wealth Management Lending(3)	Total
	(dollars in millions)
Corporate loans	$7,957	$6,161	$5,423	$19,541
Consumer loans	—	—	16,574	16,574
Residential real estate loans	—	—	15,727	15,727
Wholesale real estate loans	—	5,277	—	5,277

Loans held for investment, net of allowance	7,957	11,438	37,724	57,119

Corporate loans	7,801	399	—	8,200
Residential real estate loans	—	16	98	114
Wholesale real estate loans	—	1,144	—	1,144

Loans held for sale	7,801	1,559	98	9,458

Corporate loans	483	6,610	—	7,093
Residential real estate loans	—	1,682	—	1,682
Wholesale real estate loans	—	3,187	—	3,187

Loans held at fair value	483	11,479	—	11,962

Total loans(4)	$16,241	$24,476	$37,822	$78,539

(1)	In addition to loans, at September 30, 2015, and December 31, 2014 there were $100.6 billion and $82.0 billion of lending commitments, respectively.
(2)	In addition to loans, at September 30, 2015, and December 31, 2014 there were $6.9 billion and $5.2 billion of lending commitments, respectively.
(3)	In addition to loans, at September 30, 2015, and December 31, 2014 there were $5.7 billion and $5.0 billion of lending commitments, respectively.
(4)	Amounts exclude customer margin loans outstanding of $25.7 billion and $29.0 billion and employee loans outstanding of $4.9 billion and $5.1 billion at September 30, 2015, and December 31, 2014, respectively. See Notes 6 and 7 to the Company’s condensed consolidated financial statements in Item 1 for further information.

At September 30, 2015 and December 31, 2014, the allowance for loan losses related to loans that were accounted for as held for investment was $173 million and $149 million, respectively, and the allowance for commitment losses related to lending commitments that were accounted for as held for investment was $161 million and $149 million, respectively. The aggregate allowance for loan and commitment losses for loans and lending commitments, respectively, increased over the nine months ended September 30, 2015 due primarily to the growth in the portfolios, and reflected the high quality of the Company’s lending portfolios resulting from strong credit risk management. See Note 7 to the Company’s condensed consolidated financial statements in Item 1 for further information.

Institutional Securities Corporate Lending Activities.

For a discussion of the Company’s Institutional Securities corporate lending activities, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Institutional Securities Corporate Lending Activities” in Part II, Item 7A of the 2014 Form 10-K.

The Company’s credit exposure from its corporate lending positions and lending commitments are measured in accordance with the Company’s internal risk management standards. Lending commitments represent legally binding obligations to provide funding to clients for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

The following tables present the Company’s Institutional Securities Corporate Lending Commitments and Loans at September 30, 2015 and December 31, 2014.

	At September 30, 2015
	Years to Maturity
Credit Rating(1)	Less than 1	1-3	3-5	Over 5	Total(2)
	(dollars in millions)
AAA	$287	$24	$50	$—	$361
AA	4,326	3,960	3,513	—	11,799
A	3,436	6,079	11,485	18	21,018
BBB	6,728	12,947	21,245	3,580	44,500

Investment grade	14,777	23,010	36,293	3,598	77,678
Non-investment grade	3,985	8,761	19,117	6,368	38,231

Total	$18,762	$31,771	$55,410	$9,966	$115,909

	At December 31, 2014
	Years to Maturity
Credit Rating(1)	Less than 1	1-3	3-5	Over 5	Total(2)(3)
	(dollars in millions)
AAA	$275	$74	$37	$—	$386
AA	3,760	2,764	4,580	—	11,104
A	2,135	4,534	12,029	173	18,871
BBB	3,350	9,303	22,424	1,503	36,580

Investment grade	9,520	16,675	39,070	1,676	66,941
Non-investment grade	2,034	7,222	17,755	4,050	31,061

Total	$11,554	$23,897	$56,825	$5,726	$98,002

(1)	Obligor credit ratings are determined by the Company’s Credit Risk Management Department.
(2)	For syndications led by the Company, lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that the Company participates in and does not lead, lending commitments accepted by the borrower but not yet closed include only the amount that the Company expects it will be allocated from the lead syndicate bank.
(3)	Amounts include the fair value adjustment of $0.3 billion related to the Company’s lending commitments at December 31, 2014.

At September 30, 2015 and December 31, 2014, the aggregate amount of investment grade loans was $5.7 billion and $6.3 billion, respectively, and the aggregate amount of non-investment grade loans was $9.6 billion and $9.9 billion, respectively. In connection with the Company’s lending activities (which include both loans and lending commitments), the Company had hedges (which included “single name,” “sector” and “index” hedges) with a notional amount of $14.1 billion related to the total corporate lending exposure of $115.9 billion at September 30, 2015 and with a notional amount of $12.9 billion related to the total corporate lending exposure of $98.0 billion at December 31, 2014. At September 30, 2015 and December 31, 2014, there were no significant loans and lending commitments held for investment under non-accrual status within Corporate Lending, as no significant loans or lending commitments were past due or had payments that were in doubt.

“Event-Driven” Loans and Lending Commitments.    Included in the total corporate lending exposure amounts in the table above at September 30, 2015 were “event-driven” exposures of $30.4 billion composed of loans of $4.2 billion and lending commitments of $26.2 billion. Included in the “event-driven” exposure at September 30, 2015 were $15.8 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of these “event-driven” loans and lending commitments at September 30, 2015 were as follows: 31% will mature in less than 1 year, 19% will mature within 1 to 3 years, 20% will mature within 3 to 5 years and 30% will mature in over 5 years.

Industry Exposure—Corporate Lending.    The Company also monitors its credit exposure to individual industries for credit exposure arising from corporate loans and lending commitments as discussed below.

The following table presents the Company’s Institutional Securities credit exposure from its primary Corporate Lending Commitments and Loans by industry:

Industry(1)	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Energy	$15,922	$14,056
Utilities	14,336	11,717
Healthcare	12,388	9,707
Information technology	11,902	7,572
Consumer discretionary	11,289	10,214
Industrials	11,063	9,134
Funds, exchanges and other financial services(2)	9,749	9,277
Consumer staples	7,915	7,320
Materials	6,982	5,259
Real Estate	5,226	4,616
Telecommunications services	4,144	4,335
Insurance	4,087	3,313
Other	906	1,482

Total	$115,909	$98,002

(1)	Industry categories are based on the Global Industry Classification Standard.
(2)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.

Institutional Securities Other Lending Activities.

In addition to the primary corporate lending activities described above, the Company’s Institutional Securities business segment engages in other lending activities. These activities include commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to equities and commodities customers, and loans to municipalities. At September 30, 2015 and December 31, 2014, there were no significant loans and lending commitments held for investment under non-accrual status as no significant loans or lending commitments were past due or had payments that were in doubt.

The following tables present the Company’s Institutional Securities business segment’s other loans by remaining contract maturity:

	At September 30, 2015(1)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Corporate loans	$5,141	$6,111	$2,368	$2,284	$15,904
Residential real estate loans	—	31	—	1,947	1,978
Wholesale real estate loans	1,067	4,207	2,054	2,435	9,763

Total	$6,208	$10,349	$4,422	$6,666	$27,645

	At December 31, 2014(1)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Corporate loans	$4,231	$4,826	$1,884	$2,229	$13,170
Residential real estate loans	—	43	—	1,655	1,698
Wholesale real estate loans	100	5,060	2,112	2,336	9,608

Total	$4,331	$9,929	$3,996	$6,220	$24,476

(1)	In addition to loans, at September 30, 2015 and December 31, 2014 there were $6.9 billion and $5.2 billion of lending commitments, respectively.

Institutional Securities Lending Exposures Related to the Energy Industry.    At September 30, 2015, Institutional Securities’ loans and lending commitments related to the energy industry were $17.2 billion ($15.9 billion for Corporate Lending and $1.3 billion for Other Lending activities), which were relatively unchanged from June 30, 2015. Approximately two thirds of these energy industry loans and lending commitments were to investment grade counterparties. The energy industry portfolio included $1.5 billion in loans and $2.7 billion in lending commitments to Oil and Gas Exploration and Production (“E&P”) companies. The E&P loans were principally to non-investment grade counterparties, while the E&P lending commitments were essentially split between investment grade and non-investment grade counterparties. Such loans and lending commitments to non-investment grade counterparties are subject to semi-annual borrowing base reassessments based on the value of the underlying oil and gas reserves pledged as collateral.

Margin Lending.    In addition, Institutional Securities other lending activities include margin lending, which allows the client to borrow against the value of qualifying securities. At September 30, 2015 and December 31, 2014, Institutional Securities margin lending of $11.0 billion and $15.3 billion, respectively, were classified within Customer and other receivables in the Company’s condensed consolidated statements of financial condition.

Wealth Management Lending Activities.

The principal Wealth Management lending activities include securities-based lending and residential real estate loans. The following tables present the Company’s Wealth Management business segment lending activities by remaining contract maturity:

	At September 30, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$24,406	$925	$895	$683	$26,909
Residential real estate loans	—	—	24	19,682	19,706

Total	$24,406	$925	$919	$20,365	$46,615

	At December 31, 2014
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$19,408	$1,071	$750	$768	$21,997
Residential real estate loans	—	—	—	15,825	15,825

Total	$19,408	$1,071	$750	$16,593	$37,822

Securities-based lending provided to the Company’s retail clients is primarily conducted through the Company’s PLA and LAL platforms which had an outstanding loan balance of $23.8 billion and $19.1 billion at September 30, 2015 and December 31, 2014, respectively. These loans allow the client to borrow money against the value of qualifying securities for any purpose other than purchasing securities. For a further discussion on the Company’s credit lines against the value of qualifying securities see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Wealth Management Lending Activities” in Part II, Item 7A of the 2014 Form 10-K.

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

For the nine months ended September 30, 2015, loans and lending commitments associated with the Company’s Wealth Management business segment lending activities increased by approximately 22%, mainly due to growth in PLA, LAL and residential real estate loans. At September 30, 2015 and December 31, 2014, approximately 99.9% of the Company’s Wealth Management business segment lending activities held for investment were current; while approximately 0.1% were on non-accrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Company’s Wealth Management business segment also provides margin lending to clients and had an outstanding balance of $14.7 billion and $13.7 billion at September 30, 2015 and December 31, 2014, respectively, which were classified within Customer and other receivables within the Company’s condensed consolidated statements of financial condition.

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

The following tables summarize the key characteristics of the Company’s credit derivative portfolio by counterparty type at September 30, 2015 and December 31, 2014. The fair values shown are before the application of contractual netting or collateral. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 4 to the Company’s condensed consolidated financial statements in Item 1.

	At September 30, 2015
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$19,095	$18,677	$418	$611,416	$561,190
Insurance and other financial institutions	5,587	5,863	(276)	224,157	232,983
Non-financial entities	99	102	(3)	5,918	3,364

Total	$24,781	$24,642	$139	$841,491	$797,537

	At December 31, 2014
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Beneficiary	Guarantor
	(dollars in millions)
Banks and securities firms	$25,452	$25,323	$129	$712,466	$687,155
Insurance and other financial institutions	6,639	6,697	(58)	216,489	217,201
Non-financial entities	91	89	2	5,049	3,706

Total	$32,182	$32,109	$73	$934,004	$908,062

(1)	The Company’s CDS are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 4% of receivable fair values and 7% of payable fair values represented Level 3 amounts at September 30, 2015 and December 31, 2014, respectively (see Note 3 to the condensed consolidated financial statements in Item 1).

Industry Exposure—OTC Derivative Products.

The Company also monitors its credit exposure to individual industries for current exposure arising from the Company’s OTC derivative contracts.

The following table shows the Company’s OTC derivative products at fair value, net of collateral, by industry:

Industry(1)	At September 30, 2015	At December 31, 2014
	(dollars in millions)
Utilities	$4,101	$3,797
Industrials	2,253	2,278
Banks and securities firms	2,164	3,297
Funds, exchanges and other financial services(2)	2,157	2,321
Regional governments	1,367	1,603
Healthcare	1,154	1,365
Not-for-profit organizations	933	905
Special purpose vehicles	853	1,089
Consumer discretionary	759	423
Sovereign governments	670	889
Materials	625	591
Real estate	588	761
Consumer staples	563	650
Insurance	494	455
Energy	411	575
Other	551	1,228

Total(3)	$19,643	$22,227

(1)	Industry categories are based on the Global Industry Classification Standard.
(2)	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.
(3)	For further information on derivative instruments and hedging activities, see Note 4 to the Company’s condensed consolidated financial statements in Item 1.

Other.

In addition to the activities noted above, there are other credit risks managed by the Company’s Credit Risk Management Department and various business areas within the Company’s Institutional Securities business segment. The Company participates in securitization activities whereby it extends short-term or long-term funding to clients through loans and lending commitments that are secured by the assets of the borrower and generally provide for over-collateralization, including commercial real estate loans, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 12 to the Company’s condensed consolidated financial statements in Item 1 for information about the Company’s securitization activities. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the Company’s condensed consolidated financial statements in Item 1 for additional information about the Company’s collateralized transactions.

Country Risk Exposure.

Country risk exposure is the risk that uncertainties arising from the economic, social, security and political conditions within a foreign country (any country other than the U.S.) will adversely affect the ability of the sovereign government and/or obligors within the country to honor their obligations to the Company. The Company actively manages country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows the Company to effectively identify, monitor and limit country risk. For a further discussion of the Company’s country risk exposure see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk— Country Risk Exposure” in Part II, Item 7A of the 2014 Form 10-K.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows the Company’s ten largest non-U.S. country risk net exposures at September 30, 2015. Index credit derivatives are included in the Company’s country risk exposure tables. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Loans	Lending Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$(393)	$64	$—	$—	$(329)	$(117)	$(446)
Non-sovereigns	385	10,787	2,074	8,231	21,477	(1,399)	20,078

Subtotal	$(8)	$10,851	$2,074	$8,231	$21,148	$(1,516)	$19,632

France:
Sovereigns	$1,969	$—	$—	$—	$1,969	$—	$1,969
Non-sovereigns	(113)	2,201	22	2,242	4,352	(1,041)	3,311

Subtotal	$1,856	$2,201	$22	$2,242	$6,321	$(1,041)	$5,280

Brazil:
Sovereigns	$3,568	$—	$—	$—	$3,568	$(8)	$3,560
Non-sovereigns	66	487	1,043	92	1,688	(578)	1,110

Subtotal	$3,634	$487	$1,043	$92	$5,256	$(586)	$4,670

Germany:
Sovereigns	$439	180	—	—	$619	$(1,506)	$(887)
Non-sovereigns	225	2,616	324	3,786	6,951	(1,867)	5,084

Subtotal	$664	$2,796	$324	$3,786	$7,570	$(3,373)	$4,197

China:
Sovereigns	$637	$221	$—	$—	$858	$(269)	$589
Non-sovereigns	1,714	334	703	290	3,041	(70)	2,971

Subtotal	$2,351	$555	$703	$290	$3,899	$(339)	$3,560

Canada:
Sovereigns	$117	$91	$—	$—	$208	$—	$208
Non-sovereigns	(36)	1,468	207	1,543	3,182	(180)	3,002

Subtotal	$81	$1,559	$207	$1,543	$3,390	$(180)	$3,210

Singapore:
Sovereigns	$2,188	$384	$—	$—	$2,572	$—	$2,572
Non-sovereigns	64	291	51	122	528	(32)	496

Subtotal	$2,252	$675	$51	$122	$3,100	$(32)	$3,068

Australia:
Sovereigns	$(25)	$40	$—	$—	$15	$—	$15
Non-sovereigns	412	722	285	949	2,368	(156)	2,212

Subtotal	$387	$762	$285	$949	$2,383	$(156)	$2,227

Netherlands:
Sovereigns	$(59)	$—	$—	$—	$(59)	$—	$(59)
Non-sovereigns	380	594	173	1,298	2,445	(241)	2,204

Subtotal	$321	$594	$173	$1,298	$2,386	$(241)	$2,145

Italy:
Sovereigns	$288	$(21)	$—	$—	$267	$(54)	$213
Non-sovereigns	295	955	10	685	1,945	(173)	1,772

Subtotal	$583	$934	$10	$685	$2,212	$(227)	$1,985

(1)	Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At September 30, 2015, gross purchased protection, gross written protection and net exposures related to single-name and index credit derivatives for those countries were $(235.6) billion, $231.7 billion and $(3.9) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” in Part II, Item 7A, “quantitative and Qualitative Disclosures about Market Risk-Credit Risk” in the 2014 Form 10-K.
(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)	At September 30, 2015, the benefit of collateral received against counterparty credit exposure was $11.8 billion in the U.K., with 98% of collateral consisting of cash, U.S. and U.K. government obligations, and $11.7 billion in Germany with 96% of collateral consisting of cash and government obligations of France, Belgium and Germany. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $14.2 billion, with collateral primarily consisting of cash, Germany, France and U.S. government obligations. These amounts do not include collateral received on secured financing transactions.

(4)	Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(5)	In addition, at September 30, 2015, the Company had exposure to these countries for overnight deposits with banks of approximately $6.6 billion.

Country Risk Exposures Related to Brazil and China.

At September 30, 2015, the Company’s country risk exposures in Brazil included net exposures of $4,670 million (shown in the above table). The Company’s sovereign net exposures in Brazil were principally in the form of local-currency government bonds held onshore to support client activity. The $1,110 million (shown in the above table) of exposures to non-sovereigns were diversified across both names and sectors. The Company’s net exposure in Brazil increased from June 30, 2015, reflecting changes in local currency bond positions resulting primarily from changes in client activity.

At September 30, 2015, the Company’s country risk exposures in China included net exposures of $3,560 million (shown in the above table) and overnight deposits with international banks of $1,411 million. The $2,971 million (shown in the above table) of exposures to non-sovereigns were diversified across both names and sectors and were primarily concentrated in high quality positions with negligible direct exposure to onshore equities. The Company’s net exposure in China declined from June 30, 2015, reflecting a combination of repayments and return of collateral, a reduction of positions in government and quasi-government bonds, and increased hedging.

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

	Three Months Ended September 30, 2015
	Average Daily Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$99,151	$468	1.9%
Non-U.S.	107,577	100	0.4
Investment securities:
U.S.	62,745	211	1.4
Loans:
U.S.	77,686	552	2.9
Non-U.S.	239	8	13.6
Interest bearing deposits with banks:
U.S.	29,252	20	0.3
Non-U.S.	922	9	4.0
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	173,622	(119)	(0.3)
Non-U.S.	85,061	20	0.1
Customer receivables and Other(3):
U.S.	47,779	325	2.8
Non-U.S.	28,811	(143)	(2.0)

Total	$712,845	$1,451	0.8%

Non-interest earning assets	114,619

Total assets	$827,464

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$141,726	$16	—%
Non-U.S.	2,962	1	0.1
Short-term borrowings(4):
U.S.	1,300	2	0.6
Non-U.S.	1,078	5	1.9
Long-term borrowings(4):
U.S.	152,617	900	2.4
Non-U.S.	7,343	8	0.4
Trading liabilities(1):
U.S.	30,693	—	—
Non-U.S.	55,641	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	45,559	116	1.0
Non-U.S.	33,032	138	1.7
Customer payables and Other(6):
U.S.	112,001	(291)	(1.1)
Non-U.S.	68,251	(206)	(1.2)

Total	$652,203	$689	0.4

Non-interest bearing liabilities and equity	175,261

Total liabilities and equity	$827,464

Net interest income and net interest rate spread		$762	0.4%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30, 2014
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$100,135	$400	1.6%
Non-U.S.	110,972	108	0.4
Investment securities:
U.S.	65,590	162	1.0
Loans:
U.S.	55,920	461	3.3
Non-U.S.	347	13	15.2
Interest bearing deposits with banks:
U.S.	28,809	15	0.2
Non-U.S.	4,963	7	0.6
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	182,641	(156)	(0.3)
Non-U.S.	77,355	53	0.3
Customer receivables and Other(3):
U.S.	67,981	161	1.0
Non-U.S.	16,373	160	4.0

Total	$711,086	$1,384	0.8%

Non-interest earning assets	109,704

Total assets	$820,790

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$120,046	$12	—%
Non-U.S.	239	—	—
Short-term borrowings(4):
U.S.	949	1	0.4
Non-U.S.	637	—	—
Long-term borrowings(4):
U.S.	142,782	848	2.4
Non-U.S.	8,687	17	0.8
Trading liabilities(1):
U.S.	29,067	—	—
Non-U.S.	52,565	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	80,841	139	0.7
Non-U.S.	47,394	162	1.4
Customer payables and Other(6):
U.S.	120,627	(384)	(1.3)
Non-U.S.	51,767	32	0.3

Total	$655,601	$827	0.5

Non-interest bearing liabilities and equity	165,189

Total liabilities and equity	$820,790

Net interest income and net interest rate spread		$557	0.3%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30, 2015
	Average Daily Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$98,668	$1,414	1.9%
Non-U.S.	113,321	293	0.3
Investment securities:
U.S.	68,794	650	1.3
Loans:
U.S.	72,306	1,547	2.9
Non-U.S.	253	26	13.7
Interest bearing deposits with banks:
U.S.	22,450	51	0.3
Non-U.S.	1,000	23	3.1
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	170,895	(454)	(0.4)
Non-U.S.	83,061	50	0.1
Customer receivables and Other(3):
U.S.	55,778	596	1.4
Non-U.S.	27,217	125	0.6

Total	$713,743	$4,321	0.8%

Non-interest earning assets	123,981

Total assets	$837,724

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$136,128	$48	—%
Non-U.S.	2,092	3	0.2
Short-term borrowings(4):
U.S.	1,195	3	0.3
Non-U.S.	1,127	13	1.5
Long-term borrowings(4):
U.S.	150,227	2,723	2.4
Non-U.S.	7,686	26	0.5
Trading liabilities(1):
U.S.	29,551	—	—
Non-U.S.	54,176	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	58,306	341	0.8
Non-U.S.	34,941	456	1.7
Customer payables and Other(6):
U.S.	115,150	(1,154)	(1.3)
Non-U.S.	63,739	(194)	(0.4)

Total	$654,318	$2,265	0.5

Non-interest bearing liabilities and equity	183,406

Total liabilities and equity	$837,724

Net interest income and net interest rate spread		$2,056	0.3%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30, 2014
	Average Weekly Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$104,250	$1,193	1.5%
Non-U.S.	114,636	327	0.4
Investment securities:
U.S.	61,009	449	1.0
Loans:
U.S.	50,023	1,180	3.2
Non-U.S.	377	40	14.2
Interest bearing deposits with banks:
U.S.	35,563	55	0.2
Non-U.S.	6,170	26	0.6
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	175,724	(374)	(0.3)
Non-U.S.	84,468	135	0.2
Customer receivables and Other(3):
U.S.	68,790	491	1.0
Non-U.S.	16,094	455	3.8

Total	$717,104	$3,977	0.7%

Non-interest earning assets	112,374

Total assets	$829,478

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$117,133	$42	—%
Non-U.S.	209	2	1.3
Short-term borrowings(4):
U.S.	927	1	0.1
Non-U.S.	620	2	0.4
Long-term borrowings(4):
U.S.	143,220	2,686	2.5
Non-U.S.	8,371	44	0.7
Trading liabilities(1):
U.S.	26,535	—	—
Non-U.S.	54,838	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	89,557	416	0.6
Non-U.S.	58,035	514	1.2
Customer payables and Other(6):
U.S.	116,708	(992)	(1.1)
Non-U.S.	48,449	130	0.4

Total	$664,602	$2,845	0.6

Non-interest bearing liabilities and equity	164,876

Total liabilities and equity	$829,478

Net interest income and net interest rate spread		$1,132	0.1%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.
(2)	Includes fees paid on Securities borrowed.
(3)	Includes interest from Customer receivables and Other interest earning assets.
(4)	The Company also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 3).
(5)	Includes fees received on Securities loaned.
(6)	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

The following tables set forth an analysis of the effect on net interest income of volume and rate changes:

	Three Months Ended September 30, 2015 versus
	Three Months Ended September 30, 2014
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading Assets:
U.S.	$(4)	$72	$68
Non-U.S.	(3)	(5)	(8)
Investment securities:
U.S.	(7)	56	49
Loans:
U.S.	179	(88)	91
Non-U.S.	(4)	(1)	(5)
Interest bearing deposits with banks:
U.S.	—	5	5
Non-U.S.	(6)	8	2
Securities purchased under agreements to resell and Securities borrowed:
U.S.	8	29	37
Non-U.S.	5	(38)	(33)
Customer receivables and Other:
U.S.	(48)	212	164
Non-U.S.	122	(425)	(303)

Change in interest income	$242	$(175)	$67

Interest bearing liabilities
Deposits:
U.S.	$2	$2	$4
Non-U.S.	—	1	1
Short-term borrowings:
U.S.	—	1	1
Non-U.S.	—	5	5
Long-term borrowings:
U.S.	58	(6)	52
Non-U.S.	(3)	(6)	(9)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(61)	38	(23)
Non-U.S.	(49)	25	(24)
Customer payables and Other:
U.S.	27	66	93
Non-U.S.	10	(248)	(238)

Change in interest expense	$(16)	$(122)	$(138)

Change in net interest income	$258	$(53)	$205

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	Nine Months Ended September 30, 2015 versus
	Nine Months Ended September 30, 2014
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(64)	$285	$221
Non-U.S.	(4)	(30)	(34)
Investment securities:
U.S.	57	144	201
Loans:
U.S.	526	(159)	367
Non-U.S.	(13)	(1)	(14)
Interest bearing deposits with banks:
U.S.	(20)	16	(4)
Non-U.S.	(22)	19	(3)
Securities purchased under agreements to resell and Securities borrowed:
U.S.	10	(90)	(80)
Non-U.S.	(2)	(83)	(85)
Customer receivables and Other:
U.S.	(93)	198	105
Non-U.S.	314	(644)	(330)

Change in interest income	$689	$(345)	$344

Interest bearing liabilities
Deposits:
U.S.	$7	$(1)	$6
Non-U.S.	18	(17)	1
Short-term borrowings:
U.S.	—	2	2
Non-U.S.	2	9	11
Long-term borrowings:
U.S.	131	(94)	37
Non-U.S.	(4)	(14)	(18)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(145)	70	(75)
Non-U.S.	(205)	147	(58)
Customer payables and Other:
U.S.	13	(175)	(162)
Non-U.S.	41	(365)	(324)

Change in interest expense	$(142)	$(438)	$(580)

Change in net interest income	$831	$93	$924

Part II—Other Information.

Item 1.	Legal Proceedings.

The following new matters and developments have occurred since previously reporting certain matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the “First Quarter Form 10-Q”) and June 30, 2015 (the “Second Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K and Part II, Item 1 of the First Quarter Form 10-Q and Second Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matters.

Other Litigation.

On August 12, 2015, the plaintiff in Bank Hapoalim B.M. v. Morgan Stanley et al. filed a stipulation of discontinuance with prejudice.

On August 17, 2015, the parties in Commerzbank AG London Branch v. UBS AG et al. filed a stipulation of discontinuance with prejudice.

On August 19, 2015, the Company filed a Notice of Appeal of the court’s decision in HSH Nordbank AG et al. v. Morgan Stanley et al. on the Company’s motion to dismiss the complaint, and on August 20, 2015, the plaintiffs filed a Notice of Cross-Appeal. On August 25, 2015, the plaintiffs filed a motion for leave to amend their complaint.

On October 2, 2015, the defendants in Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Credit Suisse Securities (USA) LLC et al. filed a motion for summary judgment with respect to the plaintiffs’ claims in their entirety.

On October 20, 2015, the court in Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc. granted in part and denied in part the Company’s motion to dismiss.

Matters Related to the CDS Market.

On September 30, 2015, the Company reached an agreement with plaintiffs in In Re: Credit Default Swaps Antitrust Litigation to settle the litigation. The settlement is subject to court approval.

Currency Related Matters.

Class Action Litigation.

On September 11, 2015, several foreign exchange dealers (including the Company and an affiliate) were named as defendants in a purported class action filed in the Ontario Superior Court of Justice styled Christopher Staines v. Royal Bank of Canada, et al. The plaintiff has made allegations similar to those in the In Re Foreign Exchange Benchmark Rates Antitrust Litigation and seeks C$1 billion as well as C$50 million in punitive damages. On September 16, 2015, a parallel proceeding was initiated in Quebec Superior Court styled Christine Beland v. Royal Bank of Canada, et al. based on similar allegations and seeking C$100 million as well as C$50 million in punitive damages.

Wealth Management Related Matters.

The Company is currently defending itself in an ongoing arbitration styled Lynnda L. Speer, as Personal Representative of the Estate of Roy M. Speer, et al. v. Morgan Stanley Smith Barney LLC, et al., which is pending before a Financial Industry Regulatory Authority arbitration panel in the state of Florida. Plaintiffs assert claims for excessive trading, unauthorized use of discretion, undue influence, negligence and negligent supervision, constructive fraud, abuse of fiduciary duty, unjust enrichment and violations of several Florida statutes in connection with brokerage accounts owned by a former high-net worth wealth management client who is now deceased. Plaintiffs are seeking disgorgement, compensatory damages, statutory damages, punitive damages and treble damages under various factual and legal theories.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2015.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(July 1, 2015—July 31, 2015)

Share Repurchase Program(A)	2,273,878	$39.74	2,273,878	$2,470
Employee Transactions(B)	778,069	$39.93	—	—

Month #2
(August 1, 2015—August 31, 2015)

Share Repurchase Program(A)	9,585,532	$36.75	9,585,532	$2,117
Employee Transactions(B)	64,255	$37.56	—	—

Month #3
(September 1, 2015—September 30, 2015)

Share Repurchase Program(A)	5,393,125	$33.81	5,393,125	$1,935
Employee Transactions(B)	110,128	$33.44	—	—

Total

Share Repurchase Program(A)	17,252,535	$36.23	17,252,535	$1,935
Employee Transactions(B)	952,452	$39.02	—	—

(A)	The Company’s Board of Directors has authorized the repurchase of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In March 2015, the Company received no objection from the Federal Reserve to repurchase up to $3.1 billion of the Company’s outstanding common stock that began in the second quarter of 2015 through the end of the second quarter of 2016 under the Company’s 2015 capital plan. During the quarter ended September 30, 2015, the Company repurchased approximately $625 million of the Company’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.
(B)	Includes: (1) shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee and director stock options (granted under employee and director stock compensation plans) who exercised options; (2) shares withheld, delivered or attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares; (3) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units; and (4) shares withheld, delivered and attested (under the terms of grants under employee and director stock compensation plans) to offset the cash payment for fractional shares. The Company’s employee and director stock compensation plans provide that the value of the shares withheld, delivered or attested, shall be valued using the fair market value of the Company’s common stock on the date the relevant transaction occurs, using a valuation methodology established by the Company.
(C)	Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate and may be suspended at any time.

Item 5.	Other Information.

On November 3, 2015, the Compensation, Management Development and Succession Committee of the Board of Directors (the “Committee”) approved an amendment of the Company’s Directors and Officers allowance program for members of the Company’s Operating Committee who are identified as “Code Staff,” including the Company’s President of Institutional Securities. The amendment, which was made at the direction of the Company’s regulators in the U.K. and will have effect as of November 3, 2015, provides for payment of a Code Staff employee’s annual Director and Officer allowance on a pro-rated basis for the period during the year for which he or she performed his or her Director and Officer role should his or her employment terminate or role cease for any reason.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: November 3, 2015

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended September 30, 2015

Exhibit No.	Description

3.1	Amended and Restated By-Laws of Morgan Stanley, amended as of October 29, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 29, 2015).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated November 3, 2015, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition—September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income—Three Months and Nine Months Ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months and Nine Months Ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Changes in Total Equity—Nine Months Ended September 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1