Form 10-K
period 2015-12-31
MORGAN STANLEY
filed 2016-02-23
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2015

Commission File Number 1-11758

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1585 Broadway New York, NY 10036 (Address of principal executive offices, including zip code)	36-3145972 (I.R.S. Employer Identification No.)	(212) 761-4000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series G, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I, $0.01 par value	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust III (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
6 1/4% Capital Securities of Morgan Stanley Capital Trust IV (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
5 3/4% Capital Securities of Morgan Stanley Capital Trust V (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
6.45% Capital Securities of Morgan Stanley Capital Trust VIII (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Global Medium-Term Notes, Series A, Fixed Rate Step-Up Senior Notes Due 2026 of Morgan Stanley Finance LLC (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Market Vectors ETNs due March 31, 2020 (2 issuances); Market Vectors ETNs due April 30, 2020 (2 issuances)	NYSE Arca, Inc.
Morgan Stanley Cushing® MLP High Income Index ETNs due March 21, 2031	NYSE Arca, Inc.

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

Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of June 30, 2015, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $72,777,054,630. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of January 31, 2016, there were 1,958,568,849 shares of Registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2016 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

for the year ended December 31, 2015

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

•	the effect of economic and political conditions and geopolitical events;
•	sovereign risk;
•

the effect of market conditions, particularly in the global equity, fixed income, currency, credit and commodities markets, including corporate and mortgage (commercial and residential) lending and commercial real estate markets and energy markets;

•

the impact of current, pending and future legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), regulation (including capital, leverage, funding and liquidity requirements), policies (including fiscal and monetary), and legal and regulatory actions in the United States of America (“U.S.”) and worldwide;

•	the level and volatility of equity, fixed income and commodity prices (including oil prices), interest rates, currency values and other market indices;
•	the availability and cost of both credit and capital as well as the credit ratings assigned to our unsecured short-term and long-term debt;
•	investor, consumer and business sentiment and confidence in the financial markets;
•	the performance and results of our acquisitions, divestitures, joint ventures, strategic alliances or other strategic arrangements;
•	our reputation and the general perception of the financial services industry;
•	inflation, natural disasters, pandemics and acts of war or terrorism;
•	the actions and initiatives of current and potential competitors as well as governments, regulators and self-regulatory organizations;
•	the effectiveness of our risk management policies;
•	technological changes instituted by us, our competitors or counterparties and technological risks, including cybersecurity, business continuity and related operational risks;
•	our ability to provide innovative products and services and execute our strategic objectives; and
•	other risks and uncertainties detailed under “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and elsewhere throughout this report.

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

You can access information about the Company’s corporate governance at www.morganstanley.com/about-us-governance. The Company’s Corporate Governance webpage includes:

•	Amended and Restated Certificate of Incorporation;
•	Amended and Restated Bylaws;
•	Charters for its Audit Committee, Compensation, Management Development and Succession Committee, Nominating and Governance Committee, Operations and Technology Committee, and Risk Committee;
•	Corporate Governance Policies;
•	Policy Regarding Communication with the Board of Directors;
•	Policy Regarding Director Candidates Recommended by Shareholders;
•	Policy Regarding Corporate Political Activities;
•	Policy Regarding Shareholder Rights Plan;
•	Equity Ownership Commitment;
•	Code of Ethics and Business Conduct;
•	Code of Conduct; and
•	Integrity Hotline information.

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

Overview.

Morgan Stanley is a global financial services firm that, through its subsidiaries and affiliates, advises, and originates, trades, manages and distributes capital for, governments, institutions and individuals. Morgan Stanley was originally incorporated under the laws of the State of Delaware in 1981, and its predecessor companies date back to 1924. The Company is a financial holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company conducts its business from its headquarters in and around New York City, its regional offices and branches throughout the U.S. and its principal offices in London, Tokyo, Hong Kong and other world financial centers. As of December 31, 2015, the Company had 56,218 employees worldwide. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Company,” “we,” “us” and “our” mean Morgan Stanley together with its consolidated subsidiaries.

Financial information concerning the Company, its business segments and geographic regions for each of the 12 months ended December 31, 2015 (“2015”), December 31, 2014 (“2014”) and December 31, 2013 (“2013”) is included in the consolidated financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

Business Segments.

The Company is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Through its subsidiaries and affiliates, the Company provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Additional information related to the Company’s business segments, respective clients, and products and services provided is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

Competition.

All aspects of the Company’s businesses are highly competitive, and the Company expects them to remain so. The Company competes in the U.S. and globally for clients, market share and human talent. Operating within the financial services industry on a global basis presents, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for the Company to remain competitive. The Company’s competitive position depends on its reputation and the quality and consistency of its long-term investment performance. The Company’s ability to sustain or improve its competitive position also depends substantially on its ability to continue to attract and retain highly qualified employees while managing compensation and other costs. The Company competes with commercial banks, brokerage firms, insurance companies, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds and private equity funds, energy companies and other companies offering financial or ancillary services in the U.S., globally and through the internet. In addition, restrictive laws and regulations applicable to certain U.S. financial services institutions, such as Morgan Stanley, which may prohibit the Company from engaging in certain transactions and impose more stringent capital and liquidity requirements, can put the Company at a competitive disadvantage to competitors in certain businesses not subject to these same requirements. See also “—Supervision and Regulation” below and “Risk Factors” in Part I, Item 1A.

Institutional Securities and Wealth Management.

The Company’s competitive position for its Institutional Securities and Wealth Management business segments depends on innovation, execution capability and relative pricing. The Company competes directly in the U.S. and globally with other securities and financial services firms and broker-dealers and with others on a regional or product basis. Additionally, there is increased competition driven by established firms as well as the emergence of new firms and business models competing for the same clients and assets or offering similar products and services.

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

The Company continues to experience intense price competition in some of its businesses. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions and comparable fees. The trend toward direct access to automated, electronic markets will likely increase as additional trading moves to more automated platforms. It is also possible that the Company will experience competitive pressures in these and other areas in the future as some of its competitors seek to obtain market share by reducing prices (in the form of commissions or pricing).

Investment Management.

Competition in the asset management industry is affected by several factors, including the Company’s reputation, investment objectives, quality of investment professionals, performance of investment strategies or product offerings relative to peers and an appropriate benchmark index, advertising and sales promotion efforts, fee levels, the effectiveness of and access to distribution channels and investment pipelines, and the types and quality of products offered. The Company’s investment products, including alternative investment products, may compete with investments offered by other investment managers who may be subject to less stringent legal and regulatory regimes than the Company.

Supervision and Regulation.

As a major financial services firm, the Company is subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where it conducts its business. Moreover, in response to the 2007–2008 financial crisis, legislators and regulators, both in the U.S. and worldwide, have adopted, continue to propose or are in the process of implementing a wide range of reforms that have resulted or that will result in major changes to the way the Company is regulated and conducts its business. These reforms include the Dodd-Frank Act; risk-based capital, leverage and liquidity standards adopted by the Basel Committee on Banking Supervision (the “Basel Committee”), including Basel III, and the national implementation of those standards; capital planning and stress testing requirements; proposed requirements for total loss-absorbing capacity, including long-term debt; and new resolution regimes that are being developed in the U.S. and other jurisdictions. While certain portions of these reforms are effective, others are still subject to final rulemaking or transition periods.

It is likely that there will be further material changes in the way major financial institutions are regulated in both the U.S. and other markets in which the Company operates, although it remains difficult to predict the exact impact these changes will have on the Company’s business, financial condition, results of operations and cash flows for a particular future period.

Financial Holding Company.

Consolidated Supervision.    The Company has operated as a bank holding company and financial holding company under the BHC Act since September 2008. As a bank holding company, the Company is subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve. As a result of the Dodd-Frank Act, the Federal Reserve has heightened authority to examine, prescribe regulations and take action with respect to all of the Company’s subsidiaries. In particular, as a result of the Dodd-Frank Act, the Company is, or will become, subject to (among other things): significantly revised and expanded regulation and supervision; more intensive scrutiny of its businesses and plans for expansion of those businesses; new activities limitations; a systemic risk regime that imposes heightened capital and liquidity requirements; new restrictions on activities and investments imposed by a section of the BHC Act added by the Dodd-Frank Act referred to as the “Volcker Rule;” and comprehensive derivatives regulation. In addition, the Consumer Financial Protection Bureau has primary rulemaking, enforcement and examination authority over the Company and its subsidiaries with respect to federal consumer protection laws, to the extent applicable.

Scope of Permitted Activities.    The BHC Act limits the activities of bank holding companies and financial holding companies and grants the Federal Reserve authority to limit the Company’s ability to conduct activities. The Company must obtain the Federal Reserve’s approval before engaging in certain banking and other financial activities both in the U.S. and internationally. Since becoming a bank holding company, the Company has disposed of certain nonconforming assets and conformed certain activities to the requirements of the BHC Act.

The BHC Act grandfathers “activities related to the trading, sale or investment in commodities and underlying physical properties,” provided that the Company was engaged in “any of such activities as of September 30, 1997 in the United States” and provided that certain other conditions that are within the Company’s reasonable control are satisfied. If the Federal Reserve were to determine that any of the Company’s commodities activities did not qualify for the BHC Act grandfather exemption, then the Company would likely be required to divest any such activities that did not otherwise conform to the BHC Act. At this time, the Company believes, based on its interpretation of applicable law, that (i) such commodities activities qualify for the BHC Act grandfather exemption or otherwise conform to the BHC Act and (ii) if the Federal Reserve were to determine otherwise, any required divestment would not have a material adverse impact on its financial condition. Additionally, the Federal Reserve has stated that it is considering the issuance of a formal notice of proposed rulemaking to address the risks associated with financial holding companies’ physical commodities activities and merchant banking investments in nonfinancial companies, including rules that may impose additional capital, risk management and reporting requirements.

Activities Restrictions under the Volcker Rule.    The Volcker Rule prohibits “banking entities,” including the Company and its affiliates, from engaging in certain “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” as defined in the Volcker Rule, subject to certain exemptions and exclusions. Banking entities were required to bring all of their activities and investments into conformance with the Volcker Rule by July 21, 2015, subject to certain extensions. In addition, the Volcker Rule requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule.

The Volcker Rule also requires that deductions be made from a bank holding company’s Tier 1 capital for certain permissible investments in covered funds. Beginning with the three months ended September 30, 2015, the required deductions are reflected in the Company’s relevant regulatory capital tiers and ratios. Given its complexity, the full impact of the Volcker Rule is still uncertain and will ultimately depend on the interpretation and implementation by the five regulatory agencies responsible for its oversight.

Capital Standards.    The Federal Reserve establishes capital requirements for the Company and evaluates its compliance with such requirements. The Office of the Comptroller of the Currency (the “OCC”) establishes similar capital requirements and standards for the Company’s U.S. bank subsidiaries, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”).

Basel III.    The current risk-based and leverage capital framework governing the Company and its U.S. Bank Subsidiaries is based on the Basel III capital standards established by the Basel Committee, as modified in certain respects by the U.S. banking agencies, and is referred to herein as “U.S. Basel III.” Under U.S. Basel III, on a fully phased-in basis, the Company will be subject to the following requirements:

•	A minimum Common Equity Tier 1 capital ratio of 4.5%; Tier 1 capital ratio of 6.0%; Total capital ratio of 8.0%; and Tier 1 leverage ratio of 4.0%;

•	A supplementary leverage ratio of at least 5.0%, which includes a Tier 1 supplementary leverage capital buffer of at least 2.0% in addition to the 3.0% minimum supplementary leverage ratio;

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	Up to a 2.5% Common Equity Tier 1 countercyclical buffer, if deployed by banking regulators; and

•	A global systemically important bank capital surcharge, which the Federal Reserve calculated at 3% for the Company in July 2015.

The Federal Reserve may require the Company and its peer financial holding companies to maintain risk- and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

In order for the Company’s U.S. Bank Subsidiaries to qualify as “well-capitalized” under the higher capital requirements in U.S. Basel III, they must maintain a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a Common Equity Tier 1 risk-based capital ratio of at least 6.5% and a Tier 1 leverage ratio of at least 5%. The Federal Reserve has not yet revised the “well-capitalized” standard for financial holding companies to reflect the higher capital standards in U.S. Basel III.

The Basel Committee is in the process of considering revisions to various provisions of the Basel III framework that, if adopted by the U.S. banking agencies, could result in substantial changes to U.S. Basel III.

For more information about the capital requirements applicable to the Company and its U.S. Bank Subsidiaries, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Requirements” in Part II, Item 7.

Capital Planning, Stress Tests and Capital Distributions.    Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including the Company. The Dodd-Frank Act also requires each of the Company’s U.S. Bank Subsidiaries to conduct an annual stress test. For more information about the capital planning and stress test requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Requirements” in Part II, Item 7.

In addition to capital planning requirements, the OCC, the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) have the authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Company and its U.S. Bank Subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. All of these policies and other requirements could affect the Company’s ability to pay dividends and/or repurchase stock, or require it to provide capital assistance to its U.S. Bank Subsidiaries under circumstances which the Company would not otherwise decide to do so.

Liquidity Standards.    In addition to capital regulations, the U.S. banking agencies and the Basel Committee have adopted, or are in the process of considering, liquidity standards. The Basel Committee has developed two standards intended for use in liquidity risk supervision, the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”). The LCR requirements issued by the U.S. banking regulators (“U.S. LCR”) apply to the Company and its U.S. Bank Subsidiaries. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Liquidity Framework” in Part II, Item 7.

Systemic Risk Regime.    The Dodd-Frank Act established a systemic risk regime to which bank holding companies with $50 billion or more in consolidated assets, such as the Company, are subject. Under rules issued by the Federal Reserve to implement certain requirements of the Dodd-Frank Act’s enhanced prudential standards, such bank holding companies must conduct internal liquidity stress tests, maintain unencumbered highly liquid assets to meet projected net cash outflows for 30 days over the range of liquidity stress scenarios used in internal stress tests, and comply with various liquidity risk management requirements. Institutions also must comply with a range of risk management and corporate governance requirements.

The Federal Reserve has proposed rules that would establish single counterparty credit limits and create a new early remediation framework to address financial distress or material management weaknesses. The Federal Reserve also has the ability to establish additional prudential standards, including those regarding contingent capital, enhanced public disclosures, and limits on short-term debt, including off-balance sheet exposures. For example, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity and Long-Term Debt Requirement” in Part II, Item 7.

Under the systemic risk regime, if the Federal Reserve or the Financial Stability Oversight Council determines that a bank holding company with $50 billion or more in consolidated assets poses a “grave threat” to U.S. financial stability, the institution may be, among other things, restricted in its ability to merge or offer financial products and required to terminate activities and dispose of assets.

See also “—Capital Standards” and “—Liquidity Standards” herein and “—Resolution and Recovery Planning” below.

Resolution and Recovery Planning.    Pursuant to the Dodd-Frank Act, the Company is required to submit to the Federal Reserve and the FDIC an annual resolution plan that describes its strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure of the Company. The Company’s preferred resolution strategy, which is set out in its 2015 resolution plan, submitted on July 1, 2015, is a single-point-of-entry (“SPOE”) strategy. On August 5, 2014, the Federal Reserve and the FDIC notified the Company and 10 other large banking organizations that certain shortcomings in their 2013 resolution plans needed to be addressed in their 2015 resolution plans. If the Federal Reserve and the FDIC both were to determine that the Company’s 2015 resolution plan is not credible or would not facilitate an orderly resolution and the Company does not cure the plan’s deficiencies, the Company or any of its subsidiaries may be subjected to more stringent capital, leverage, or liquidity requirements or restrictions on its growth, activities, or operations, or, after a two-year period, the Company may be required to divest assets or operations.

Further, the Company is required to submit an annual recovery plan to the Federal Reserve that outlines the steps that management could take over time to generate or conserve financial resources in times of prolonged financial stress.

Certain of the Company’s domestic and foreign subsidiaries are also subject to resolution and recovery planning requirements in the jurisdictions in which they operate. For example, MSBNA must submit to the FDIC an annual resolution plan that describes MSBNA’s strategy for a rapid and orderly resolution in the event of material financial distress or failure of MSBNA. The OCC has also proposed guidelines that would require insured national banks with $50 billion or more in consolidated assets, which include MSBNA, to submit an annual recovery plan to the OCC.

In addition, under the Dodd-Frank Act, certain financial companies, including bank holding companies such as the Company and certain covered subsidiaries, can be subjected to a resolution proceeding under the orderly liquidation authority in Title II of the Dodd-Frank Act with the FDIC being appointed as receiver, provided that certain procedures are met, including certain extraordinary financial distress and systematic risk determinations by the U.S. Treasury Secretary in consultation with the U.S. President. The orderly liquidation authority rulemaking is proceeding in stages, with some regulations now finalized and others planned but not yet proposed. If the Company were subject to the orderly liquidation authority, the FDIC would have considerable powers, including: the power to remove officers and directors responsible for the Company’s failure and to appoint new directors and officers; the power to assign the Company’s assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; the ability to differentiate among the Company’s creditors, including by treating certain creditors within the same class better than others, subject to a minimum recovery right on the part of disfavored creditors to receive at least what they would have received in bankruptcy liquidation; and broad powers to administer the claims process to determine distributions from the assets of the receivership. The FDIC has been developing an SPOE strategy that could be used to implement the orderly liquidation authority and in December 2013 issued a public notice inviting comments on the proposed strategy.

Regulators have taken and proposed various actions to facilitate an SPOE strategy under the U.S. Bankruptcy Code, the orderly liquidation authority or other resolution regimes. For example, the Federal Reserve has issued a proposed rule that would require top-tier bank holding companies of U.S. global systemically important banks (“G-SIBs”), including the Company, to maintain minimum amounts of equity and eligible long-term debt in order to ensure that such institutions have enough loss-absorbing resources to be recapitalized under an SPOE resolution strategy. (The proposed rule also imposes additional requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—

Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity and Long-Term Debt Requirements” in Part II, Item 7.) In addition, on November 12, 2015, in order to facilitate an SPOE resolution strategy, the Company and certain of its subsidiaries, together with certain other G-SIBs, agreed to adhere to the International Swaps and Derivatives Association (“ISDA”) 2015 Universal Resolution Stay Protocol (the “Protocol”), which applies to over-the-counter (“OTC”) derivative transactions entered into among the adhering parties under ISDA Master Agreements and securities financing transactions governed by specified securities financing transaction agreements. The Protocol overrides certain cross-default rights and certain other default rights related to the entry of an adhering party or certain of its affiliates into certain resolution proceedings. The Federal Reserve is expected to promulgate regulations implementing and possibly expanding portions of, and the parties subject to, the Protocol.

U.S. Bank Subsidiaries.

U.S. Banking Institutions.    MSBNA, primarily a wholesale commercial bank, offers commercial lending and certain retail securities-based lending services in addition to deposit products. It also conducts certain foreign exchange activities.

MSPBNA offers certain mortgage and other secured lending products, including retail securities-based lending products, primarily for customers of its affiliate retail broker-dealer, Morgan Stanley Smith Barney LLC (“MSSB LLC”). MSPBNA also offers certain deposit products, as well as prime brokerage custody services.

Both MSBNA and MSPBNA are FDIC-insured national banks subject to supervision, regulation and examination by the OCC. They are both subject to the OCC’s risk governance guidelines, which establish heightened standards for a large national bank’s risk governance framework and the oversight of that framework by the bank’s board of directors.

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” (“PCA”) with respect to a depository institution if that institution does not meet certain capital adequacy standards. Current PCA regulations generally apply only to insured banks and thrifts such as MSBNA or MSPBNA and not to their parent holding companies. The Federal Reserve is, however, authorized to take appropriate action at the holding company level, subject to certain limitations. Under the systemic risk regime, as described above, the Company also would become subject to an early remediation protocol in the event of financial distress. In addition, bank holding companies, such as the Company, are required to serve as a source of strength to their U.S. bank subsidiaries and commit resources to support these subsidiaries in the event such subsidiaries are in financial distress.

Transactions with Affiliates.    The Company’s U.S. Bank Subsidiaries are subject to Sections 23A and 23B of the Federal Reserve Act, which impose restrictions on “covered transactions” with any affiliates. Covered transactions include any extension of credit to, purchase of assets from, and certain other transactions by insured banks with an affiliate. These restrictions limit the total amount of credit exposure that the Company’s U.S. Bank Subsidiaries may have to any one affiliate and to all affiliates. Other provisions set collateral requirements and require all such transactions to be made on market terms. Derivatives, securities borrowing and securities lending transactions between the Company’s U.S. Bank Subsidiaries and their affiliates are subject to these restrictions. The Federal Reserve has indicated that it will propose a rulemaking to implement these more recent restrictions.

In addition, the Volcker Rule generally prohibits covered transactions between (i) the Company or any of its affiliates and (ii) covered funds for which the Company or any of its affiliates serves as the investment manager, investment adviser, commodity trading advisor or sponsor or other covered funds organized and offered by the Company or any of its affiliates pursuant to specific exemptions in the Volcker Rule.

FDIC Regulation.    An FDIC-insured depository institution is generally liable for any loss incurred or expected to be incurred by the FDIC in connection with the failure of an insured depository institution under common control by the same bank holding company. As commonly controlled FDIC-insured depository institutions, each of MSBNA and MSPBNA could be responsible for any loss to the FDIC from the failure of the other. In addition, both institutions are exposed to changes in the cost of FDIC insurance. Under the Dodd-Frank Act, some of the restoration of the FDIC’s reserve fund must be paid for exclusively by large depository institutions, including MSBNA, and FDIC deposit insurance assessments are calculated using a methodology that generally results in a lower charge for banks that are mostly funded by deposits.

Institutional Securities and Wealth Management.

Broker-Dealer and Investment Adviser Regulation.    The Company’s primary U.S. broker-dealer subsidiaries, Morgan Stanley & Co. LLC (“MS&Co.”) and MSSB LLC, are registered broker-dealers with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and are members of various self-regulatory organizations, including the Financial Industry Regulatory Authority, Inc. (“FINRA”), and various securities exchanges and clearing organizations. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, risk management controls in connection with market access, recordkeeping and retention, and the conduct of their directors, officers, representatives and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of the laws and regulations governing a broker-dealer’s actions could result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators. Morgan Stanley’s broker-dealer subsidiaries are also members of the Securities Investor Protection Corporation, which provides certain protections for customers of broker-dealers against losses in the event of the insolvency of a broker-dealer.

MSSB LLC is also a registered investment adviser with the SEC. MSSB LLC’s relationship with its investment advisory clients is subject to the fiduciary and other obligations imposed on investment advisors under the Investment Advisers Act of 1940, and the rules and regulations promulgated thereunder as well as various state securities laws. These laws and regulations generally grant the SEC and other supervisory bodies broad administrative powers to address non-compliance, including the power to restrict or limit MSSB LLC from carrying on its investment advisory and other asset management activities. Other sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain activities for specified periods of time or for specified types of clients, the revocation of registrations, other censures and significant fines.

The Company is subject to various regulations that affect broker-dealer sales practices and customer relationships. For example, under the Dodd-Frank Act, the SEC is authorized to adopt a fiduciary duty applicable to broker-dealers when providing personalized investment advice about securities to retail customers, although the SEC has not yet acted on this authority. As a separate matter, in April 2015, the U.S. Department of Labor issued a proposed rule under the Employee Retirement Income Security Act of 1974 that, when finalized, would subject broker-dealers to a fiduciary duty and may limit certain transactions and activities involving retirement accounts. These developments may impact the manner in which affected businesses are conducted, decrease profitability and increase potential liabilities.

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

As registered U.S. broker-dealers, certain subsidiaries of the Company are subject to the SEC’s net capital rule and the net capital requirements of various exchanges, other regulatory authorities and self-regulatory organizations. These rules are generally designed to measure general financial integrity and/or liquidity and require that at least a minimum amount of net and/or liquid assets be maintained by the subsidiary. See also “—Financial Holding Company—Consolidated Supervision” and “—Financial Holding Company—Liquidity Standards” above. Rules of FINRA and other self-regulatory organizations also impose limitations and requirements on the transfer of member organizations’ assets.

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

Regulation of Futures Activities and Certain Commodities Activities.    MS&Co., as a futures commission merchant, and MSSB LLC, as an introducing broker, are subject to net capital requirements of, and their activities are regulated by, the U.S. Commodity Futures Trading Commission (the “CFTC”), the National Futures Association (the “NFA”), a registered futures association, CME Group, and various commodity futures exchanges. MS&Co. and MSSB LLC and certain of their affiliates are registered members of the NFA in various capacities. Rules and regulations of the CFTC, NFA and commodity futures exchanges address obligations related to, among other things, customer protections, the segregation of customer funds and the holding of secured amounts, the use by futures commission merchants of customer funds, recordkeeping and reporting obligations of futures commission merchants and introducing brokers, risk disclosure, risk management and discretionary trading.

The Company’s commodities activities are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations in the U.S. and abroad. Intensified scrutiny of certain energy markets by U.S. federal, state and local authorities in the U.S. and abroad and by the public has resulted in increased regulatory and legal enforcement and remedial proceedings involving companies conducting the activities in which we are engaged. See also “—Financial Holding Company—Scope of Permitted Activities” above.

Derivatives Regulation.    Under the U.S. regulatory regime for “swaps” and “security-based swaps” (collectively, “Swaps”) implemented pursuant to the Dodd-Frank Act, the Company is subject to regulations including, among others, public and regulatory reporting, central clearing and mandatory trading on regulated exchanges or execution facilities for certain types of Swaps. While the CFTC has completed the majority of its regulations in this area, most of which are in effect, the SEC has not yet adopted a number of its Swaps regulations. The Dodd-Frank Act also requires the registration of “swap dealers” with the CFTC and “security-based swap dealers” with the SEC (collectively, “Swaps Entities”). Certain of the Company’s subsidiaries have registered with the CFTC as swap dealers and will in the future be required to register with the SEC as security-based swap dealers. Swaps Entities are or will be subject to a comprehensive regulatory regime with new obligations for the Swaps activities for which they are registered, including capital requirements, margin requirements for uncleared Swaps and comprehensive business conduct rules.

The specific parameters of some of these requirements for Swaps have been and continue to be developed through the CFTC, SEC and bank regulator rulemakings. In October 2015, the federal banking regulators issued a final rule establishing minimum uncleared Swap margin requirements for Swaps Entities that they prudentially regulate, which includes MSBNA. The rule requires the exchange of initial and variation margin for uncleared Swaps with certain types of counterparties. Similarly, in December 2015, the CFTC issued a final rule establishing uncleared Swap margin requirements for swap dealers that are not subject to regulation by the federal banking regulators, which includes Morgan Stanley Capital Services LLC and Morgan Stanley & Co. International plc (“MSIP”).

Although the full impact of U.S. derivatives regulation on the Company remains unclear, the Company has already faced, and will continue to face, increased costs and regulatory oversight due to the registration and regulatory requirements indicated above. Complying with the Swaps rules also has required, and will in the future require, the Company to change its Swaps businesses and has required, and will in the future require, extensive systems and personnel changes. Compliance with Swaps-related regulatory capital requirements may require the Company to devote more capital to its Swaps business.

Research.    Both U.S. and non-U.S. regulators continue to focus on research conflicts of interest. Research-related regulations have been implemented in many jurisdictions. FINRA adopted amendments to its equity research rules (effective December 2015) and adopted new rules for debt research (to be effective April 2016). New and revised requirements resulting from these regulations and the global research settlement with U.S. federal and state regulators (to which the Company is a party) have necessitated the development or enhancement of corresponding policies and procedures.

Non-U.S. Regulation.    The Company’s Institutional Securities businesses also are regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which the Company maintains an office. Non-U.S. policy makers and regulators, including the European Commission and European Supervisory Authorities (among others the European Banking Authority and the European Securities and Markets Authority), continue to propose and adopt numerous market reforms, including those that may further impact the structure of banks, and formulate regulatory standards and measures that will be of relevance and importance to the Company’s European operations. Certain Morgan Stanley subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the Prudential Regulation Authority (“PRA”), the Financial Conduct Authority (“FCA”) and several securities and futures exchanges in the United Kingdom (“U.K.”), including the London Stock Exchange and ICE Futures Europe, regulate the Company’s activities in the U.K.; the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) and the Deutsche Bôrse AG regulate its activities in the Federal Republic of Germany; the Financial Services Agency, the Bank of Japan, the Japanese Securities Dealers Association and several Japanese securities and futures exchanges, regulate its activities in Japan; the Securities and Futures Commission of Hong Kong, the Hong Kong Monetary Authority and the Hong Kong Exchanges and Clearing Limited regulate its operations in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Limited regulate its business in Singapore.

Regulators in the U.K., E.U. and other major jurisdictions have also finalized or are in the process of proposing or finalizing risk-based capital, leverage capital, liquidity, banking structural reforms and other regulatory standards applicable to certain Morgan Stanley subsidiaries that operate in those jurisdictions. For example, MSIP is subject to regulation and supervision by the PRA with respect to prudential matters. As a prudential regulator, the PRA seeks to promote the safety and soundness of the firms that it regulates and to minimize the adverse effects that such firms may have on the stability of the U.K. financial system. The PRA has broad legal authority to establish prudential and other standards to pursue these objectives, including approvals of relevant regulatory models, as well as to bring public and non-public disciplinary actions against regulated firms to address noncompliance with such standards. MSIP is also regulated and supervised by the FCA with respect to business conduct matters. European Market Infrastructure Regulation introduces new requirements regarding the central clearing and reporting of derivatives. In addition, the E.U. Bank Recovery and Resolution Directive (“BRRD”) has established a recovery and resolution framework for E.U. credit institutions and investment firms, including MSIP. E.U. Member States were required to apply provisions implementing the BRRD as of January 1, 2015, subject to certain exemptions. New directives and regulations originally expected to apply from January 3, 2017 (currently with potential delay of one year) will introduce various trading and market infrastructure reforms in the E.U., subject to restrictions

Investment Management.

Many of the subsidiaries engaged in the Company’s asset management activities are registered as investment advisers with the SEC. Many aspects of the Company’s asset management activities are subject to federal and state laws and regulations primarily intended to benefit the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its asset management activities in the event that it fails to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on the Company engaging in various asset management activities for specified periods of time or specified types of clients, the revocation of registrations, other censures and significant fines. In order to facilitate its asset management business, the Company owns a registered U.S. broker-dealer, Morgan Stanley Distribution, Inc., which acts as distributor to the Morgan Stanley mutual funds and as placement agent to certain private investment funds managed by the Company’s Investment Management business segment. In addition, certain affiliates of the Company are registered as commodity trading advisors and/or commodity pool operators, or are operating under certain exemptions from such registration pursuant to CFTC rules and other guidance, and have certain responsibilities with respect to each pool they advise. Violations of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions, including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships. See also “—Institutional Securities and Wealth Management—Broker-Dealer and Investment Adviser Regulation” and “—Institutional Securities and Wealth Management—Regulation of Futures Activities and Certain Commodities Activities” above.

As a result of the passage of the Dodd-Frank Act, the Company’s asset management activities are subject to certain additional laws and regulations, including, but not limited to, additional reporting and recordkeeping requirements (including with respect to clients that are private funds) and restrictions on sponsoring or investing in, or maintaining certain other relationships with, “covered funds,” as defined in the Volcker Rule, subject to certain limited exemptions. Many of these new requirements may increase the expenses associated with the Company’s asset management activities and/or reduce the investment returns the Company is able to generate for its asset management clients. See also “—Financial Holding Company—Activities Restrictions under the Volcker Rule.”

The Company’s Investment Management business is also regulated outside the U.S. For example, the FCA is the primary regulator of the Company’s business in the U.K.; the Financial Services Agency regulates the Company’s business in Japan; the Hong Kong Securities and Futures Commission regulates the Company’s business in Hong Kong; and the Monetary Authority of Singapore regulates the Company’s business in Singapore. See also “—Institutional Securities and Wealth Management—Non-U.S. Regulation” herein.

Financial Crimes Program.

The Company’s Financial Crimes program is coordinated on an enterprise-wide basis and supports the Company’s financial crime prevention efforts across all regions and business units with responsibility for governance, oversight and execution of the Company’s Anti-Money Laundering (“AML”), economic sanctions (“Sanctions”) and anti-corruption programs.

In the U.S. the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, bank holding companies and their subsidiaries, broker-dealers, futures commission merchants, introducing brokers and mutual funds to implement AML programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside the U.S., applicable laws, rules and regulations similarly require designated types of financial institutions to implement AML programs. The Company has implemented policies, procedures and internal controls that are designed to comply with all applicable AML laws and regulations. Regarding Sanctions, the Company has implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which target foreign countries, entities and individuals based on external threats to U.S. foreign policy, national security or economic interests, and as applicable similar sanctions programs imposed by foreign governments or global or regional multilateral organizations such as the United Nations Security Council and the E.U. Council.

The Company is also subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, in the jurisdictions in which it operates. Anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. The Company has implemented policies, procedures, and internal controls that are designed to comply with such laws, rules and regulations.

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

The Company is subject to the compensation-related provisions of the Dodd-Frank Act, which may impact its compensation practices. Pursuant to the Dodd-Frank Act, among other things, federal regulators, including the Federal Reserve, must prescribe regulations to require covered financial institutions, including the Company, to report the structures of all of their incentive-based compensation arrangements and prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing employees, directors or principal shareholders with compensation that is excessive or that could lead to material financial loss to the covered financial institution. In April 2011, seven federal agencies, including the Federal Reserve, jointly proposed an interagency rule implementing this requirement. Further, pursuant to the Dodd-Frank Act, in July 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies.

The Company’s compensation practices may also be impacted by regulations in other jurisdictions. The Company’s compensation practices with respect to certain employees whose activities have a material impact on the risk profile of the Company’s E.U. operations are subject to the CRD IV and related E.U. and Member State regulations, including, amongst others, a cap on the ratio of variable remuneration to fixed remuneration and clawback arrangements in relation to variable remuneration paid in the past. In the U.K., the remuneration of certain employees of banks and other firms is governed by the Remuneration Codes in the PRA and FCA Handbooks, including since January 1, 2014, provisions that implement the CRD IV as well as additional U.K. requirements.

For a discussion of certain risks relating to the Company’s regulatory environment, see “Risk Factors” in Part I, Item 1A.

Executive Officers of Morgan Stanley.

The executive officers of Morgan Stanley and their ages and titles as of February 23, 2016 are set forth below. Business experience for the past five years is provided in accordance with SEC rules.

Jeffrey S. Brodsky (51).    Executive Vice President and Chief Human Resources Officer of Morgan Stanley (since January 2016). Vice President and Global Head of Human Resources (January 2011 to December 2015). Co-Head of Human Resources (January 2010 to December 2011). Head of Morgan Stanley Smith Barney Human Resources (June 2009 to January 2010).

James P. Gorman (57).    Chairman of the Board of Directors and Chief Executive Officer of Morgan Stanley (since January 2012). President and Chief Executive Officer (January 2010 through December 2011) and member of the Board of Directors (since January 2010). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief Operating Officer of Wealth Management (February 2006 to April 2008).

Eric F. Grossman (49).    Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Wealth Management (November 2008 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).

Keishi Hotsuki (53).    Executive Vice President (since May 2014) and Chief Risk Officer of Morgan Stanley (since May 2011). Interim Chief Risk Officer (January 2011 to May 2011) and Head of Market Risk Department (March 2008 to April 2014). Director of Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (since May 2010). Global Head of Market Risk Management at Merrill Lynch (June 2005 to September 2007).

Colm Kelleher (58).    President of Morgan Stanley (since January 2016). Executive Vice President (October 2007 to January 2016). President of Institutional Securities (January 2013 to January 2016). Head of International (January 2011 to January 2016). Co-President of Institutional Securities (January 2010 to December 2012). Chief Financial Officer and Co-

Head of Strategic Planning (October 2007 to December 2009). Head of Global Capital Markets (February 2006 to October 2007). Co-Head of Fixed Income Europe (May 2004 to February 2006).

Jonathan M. Pruzan (47).    Executive Vice President and Chief Financial Officer of Morgan Stanley (since May 2015). Co-Head of Global Financial Institutions Group (January 2010 to April 2015). Co-Head of North American Financial Institutions Group M&A (September 2007 to December 2009). Head of the U.S. Bank Group (April 2005 to August 2007).

James A. Rosenthal (62).    Executive Vice President and Chief Operating Officer of Morgan Stanley (since January 2011). Head of Corporate Strategy (January 2010 to May 2011). Chief Operating Officer of Wealth Management (January 2010 to August 2011). Head of Firmwide Technology and Operations of Morgan Stanley (March 2008 to January 2010). Chief Financial Officer of Tishman Speyer (May 2006 to March 2008).

Item 1A.	Risk Factors.

For a discussion of the risks and uncertainties that may affect the Company’s future results and strategic goals, see “Forward-Looking Statements” immediately preceding Part I, Item 1 and “Return on Equity Target” and “Effects of Inflation and Changes in Interest and Foreign Exchange Rates” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio owned by us. For more information on how we monitor and manage market risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A.

Our results of operations may be materially affected by market fluctuations and by global and economic conditions and other factors.

Our results of operations have been in the past and may be materially affected by market fluctuations due to global and economic conditions and other factors, including the level and volatility of equity, fixed income and commodity prices (including oil prices), interest rates, currency values and other market indices. The results of our Institutional Securities business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial market fluctuations due to a variety of factors that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in new business flows and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments. During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Wealth Management business segment. In addition, fluctuations in global market activity could impact the flow of investment capital into or from assets under management or supervision and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Investment Management business segment.

The value of our financial instruments may be materially affected by market fluctuations. Market volatility, illiquid market conditions and disruptions in the credit markets make it extremely difficult to value certain of our financial instruments, particularly during periods of market displacement. Subsequent valuations in future periods, in light of factors then prevailing, may result in significant changes in the values of these instruments and may adversely impact historical or prospective performance-based fees (also known as incentive fees or carried interest) in respect of certain business. In addition, at the time of any sales and settlements of these financial instruments, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of our financial instruments, which may have an adverse effect on our results of operations in future periods.

In addition, financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale. Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. However, severe market events have historically been difficult to predict and we could realize significant losses if extreme market events were to occur.

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

We incur significant credit risk exposure through our Institutional Securities business segment. This risk may arise from a variety of business activities, including but not limited to extending credit to clients through various loans and lending commitments; providing short or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the loan repayment amount; entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; posting margin and/or collateral and other commitments to clearing houses, clearing agencies, exchanges, banks, securities firms and other financial counterparties; and investing and trading in securities and loan pools whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.

We also incur credit risk in our Wealth Management business segment lending to mainly individual investors, including, but not limited to, margin and securities-based loans collateralized by securities, residential mortgage loans and home equity lines of credit.

While we believe current valuations and reserves adequately address our perceived levels of risk, adverse economic conditions may negatively impact our clients and our current credit exposures. In addition, as a clearing member of several central counterparties, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

A default by a large financial institution could adversely affect financial markets.

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

Operational Risk.

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and

Compliance Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Operational Risk” in Part II, Item 7A.

We are subject to operational risks, including a failure, breach or other disruption of our operational or security systems, that could adversely affect our businesses or reputation.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. In some of our businesses, the transactions we process are complex. In addition, we may introduce new products or services or change processes, resulting in new operational risk that we may not fully appreciate or identify. The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in using increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We perform the functions required to operate our different businesses either by ourselves or through agreements with third parties. We rely on the ability of our employees, our internal systems and systems at technology centers operated by unaffiliated third parties to process a high volume of transactions.

As a major participant in the global capital markets, we maintain extensive controls to reduce the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes or due to fraud. Nevertheless, such risk cannot be completely eliminated.

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

If one or more of these events occur, it could result in a security impact on our systems and jeopardize our or our clients’, partners’ or counterparties’ personal, confidential, proprietary or other information processed and stored in, and transmitted through, our and our third party providers’ computer systems. Furthermore, such events could cause interruptions or malfunctions in our, our clients’, partners’, counterparties’ or third parties’ operations, which could result in reputational damage with our clients and the market, client dissatisfaction, additional costs to us (such as repairing systems or adding new personnel or protection technologies), regulatory investigations, litigation or enforcement, or regulatory fines or penalties, all or any of which could adversely affect our business, financial condition or results of operations.

Given our global footprint and the high volume of transactions we process, the large number of clients, partners and counterparties with which we do business, and the increasing sophistication of cyber attacks, a cyber attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack would be inherently unpredictable and that it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber attack.

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

Liquidity and Funding Risk.

Liquidity and funding risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity and funding risk also encompasses our ability to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For more information on how we monitor and manage liquidity and funding risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Liquidity and Funding Risk” in Part II, Item 7A.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.

Liquidity is essential to our businesses. Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as an incurrence of large trading losses, a downgrade by the rating agencies, a decline in the level of our business activity, or if regulatory authorities take significant action against us or our industry, or we discover significant employee misconduct or illegal activity. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount to market value, either of which could adversely affect our results of operations, cash flows and financial condition.

Our borrowing costs and access to the debt capital markets depend significantly on our credit ratings.

The cost and availability of unsecured financing generally are impacted by our short-term and long-term credit ratings. The rating agencies are continuing to monitor certain issuer specific factors that are important to the determination of our credit ratings, including governance, the level and quality of earnings, capital adequacy, funding and liquidity, risk appetite and management, asset quality, strategic direction, and business mix. Additionally, the rating agencies will look at other industry-wide factors such as regulatory or legislative changes, including, for example, regulatory changes relating to total loss absorbing capacity requirements, macro-economic environment, and perceived levels of third party support, and it is possible that they could downgrade our ratings and those of similar institutions.

Our credit ratings also can have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. In connection with certain OTC trading agreements and certain other agreements associated with our Institutional Securities business segment, we may be required to provide additional collateral to, or immediately settle any outstanding liability balance with, certain counterparties in the event of a credit ratings downgrade. Termination of our trading and other agreements could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. The additional collateral or termination payments which may occur in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investor Services and Standard & Poor’s Rating Services. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings—Incremental Collateral or Terminating Payments upon Potential Future Rating Downgrade” in Part II, Item 7.

We are a holding company and depend on payments from our subsidiaries.

The parent holding company depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Regulatory, tax restrictions or elections and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws, regulations and self-regulatory organization rules that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances, including steps to “ring fence” entities by regulators outside of the U.S. to protect clients and creditors of such entities in the event of financial difficulties involving such entities. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a bank holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends or repurchase our common stock. The OCC, the Federal Reserve and the FDIC have the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our U.S. Bank Subsidiaries.

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

Legal, Regulatory and Compliance Risk.

Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss including fines, penalties, judgments, damages and/or settlements, or loss to reputation we may suffer as a result of our failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML and terrorist financing rules and regulations. In today’s environment of rapid and possibly transformational regulatory change, we also view regulatory change as a component of legal, regulatory and compliance risk. For more information on how we monitor and manage legal, regulatory and compliance risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Legal and Compliance Risk” in Part II, Item 7A.

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

In response to the financial crisis, legislators and regulators, both in the U.S. and worldwide, have adopted, continue to propose and are in the process of adopting, finalizing and implementing a wide range of financial market reforms that are resulting in major changes to the way our global operations are regulated and conducted. In particular, as a result of these reforms, we are, or will become, subject to (among other things) significantly revised and expanded regulation and supervision, more intensive scrutiny of our businesses and any plans for expansion of those businesses, new activities limitations, a systemic risk regime that imposes heightened capital and liquidity requirements and other enhanced prudential standards, new resolution regimes and resolution planning requirements, new requirements for maintaining minimum amounts of external total loss-absorbing capacity and external long-term debt, new restrictions on activities and investments imposed by the Volcker Rule, and comprehensive new derivatives regulation. While certain portions of these reforms are effective, others are still subject to final rulemaking or transition periods. Many of the changes required by these reforms could materially impact the profitability of our businesses and the value of assets we hold, expose us to additional costs, require changes to business practices or force us to discontinue businesses, adversely affect our ability to pay dividends and repurchase our stock, or require us to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, regulatory requirements that are being proposed by foreign policymakers and regulators may be inconsistent or conflict with regulations that we are subject to in the U.S. and, if adopted, may adversely affect us. While there continues to be uncertainty about the full impact of these changes, we do know that the Company is and will continue to be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor for compliance in the future.

The application of regulatory requirements and strategies in the United States to facilitate the orderly resolution of large financial institutions may pose a greater risk of loss for the security holders of the Company.

Pursuant to the Dodd-Frank Act, the Company is required to submit to the Federal Reserve and the FDIC an annual resolution plan that describes its strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure of the Company. In addition, provided that certain procedures are met, the Company can be subject to a resolution proceeding under the orderly liquidation authority under Title II of the Dodd-Frank Act with the FDIC being appointed as receiver. The FDIC’s power under the orderly liquidation authority to disregard the priority of creditor claims and treat similarly situated creditors differently in certain circumstances, subject to certain limitations, could adversely impact holders of the Company’s unsecured debt. See “Business—Supervision and Regulation” in Part I, Item 1.

Further, because both our resolution plan contemplates a single-point-of-entry (“SPOE”) strategy under the U.S. Bankruptcy Code and the FDIC has proposed an SPOE strategy through which it may apply its orderly liquidation authority powers, we believe that the application of an SPOE strategy is the reasonably likely outcome if either our resolution plan were implemented or a resolution proceeding were commenced under the orderly liquidation authority. An SPOE strategy generally contemplates the provision of additional capital and liquidity by the Company to certain subsidiaries in an effort to ensure that such subsidiaries have the resources necessary to implement the resolution strategy. Although this strategy, whether applied pursuant to the Company’s resolution plan or in a resolution proceeding under the orderly liquidation authority, is intended to result in better outcomes for creditors overall, there is no guarantee that the application of an SPOE strategy will not result in greater losses for holders of the Company’s securities compared to a different resolution strategy for the firm.

Regulators have taken and proposed various actions to facilitate an SPOE strategy under the U.S. Bankruptcy Code, the orderly liquidation authority or other resolution regimes. For example, the Federal Reserve has issued a proposed rule that would require top-tier bank holding companies of U.S. G-SIBs, including the Company, to maintain minimum amounts of equity and eligible long-term debt (“total loss-absorbing capacity” or “TLAC”) in order to ensure that such institutions have enough loss-absorbing resources at the point of failure to be recapitalized through the conversion of debt to equity or otherwise by imposing losses on eligible TLAC where the SPOE strategy is used.

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

We originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. We have also made representations and warranties in connection with our role as an originator of certain commercial mortgage loans that we securitized in commercial mortgage-backed securities. For additional information, see also Note 12 to the consolidated financial statements in Part II, Item 8.

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

In connection with the commodities activities in our Institutional Securities business segment, we engage in the production, storage, transportation, marketing and execution of transactions in several commodities, including metals, natural gas, electric power, emission credits, and other commodity products. In addition, we are an electricity power marketer in the U.S. and own electricity generating facilities in the U.S. and own a minority interest in Heidmar Holdings LLC, which owns a group of companies that provide international marine transportation and U.S. marine logistics services. As a result of these activities, we are subject to extensive and evolving energy, commodities, environmental, health and safety and other governmental laws and regulations. In addition, liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas. Further, through these activities we are exposed to regulatory, physical and certain indirect risks associated with climate change.

Although we have attempted to mitigate our environmental risks by, among other measures, selling or ceasing much of our prior petroleum storage and transportation activities and adopting appropriate policies and procedures for power plant operations and implementing emergency response programs, these actions may not prove adequate to address every contingency. In addition, insurance covering some of these risks may not be available, and the proceeds, if any, from insurance recovery may not be adequate to cover liabilities with respect to particular incidents. As a result, our financial condition, results of operations and cash flows may be adversely affected by these events.

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

As a global financial services firm that provides products and services to a large and diversified group of clients, including corporations, governments, financial institutions and individuals, we face potential conflicts of interest in the normal course of business. For example, potential conflicts can occur when there is a divergence of interests between us and a client, among clients, or between an employee on the one hand and us or a client on the other. We have policies, procedures and controls that are designed to identify and address potential conflicts of interest. However, identifying and mitigating potential conflicts of interest can be complex and challenging, and can become the focus of media and regulatory scrutiny. Indeed, actions that merely appear to create a conflict can put our reputation at risk even if the likelihood of an actual conflict has been mitigated. It is possible that potential conflicts could give rise to litigation or enforcement actions, which may lead to our clients being less willing to enter into transactions in which a conflict may occur and could adversely affect our businesses and reputation.

Our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions. Our status as a bank holding company supervised by the Federal Reserve subjects us to direct Federal Reserve scrutiny with respect to transactions between our U.S. Bank Subsidiaries and their affiliates.

Risk Management.

Our risk management strategies, models and processes may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our risk management strategies, models and processes, including our use of various risk models for assessing market exposures and hedging strategies, stress testing and other analysis, may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. As our businesses change and grow, and the markets in which we operate evolve, our risk management strategies, models and processes may not always adapt with those changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, many models we use are based on assumptions or inputs regarding correlations among prices of various asset classes or other market indicators and therefore cannot anticipate sudden, unanticipated or unidentified market or economic movements, which could cause us to incur losses.

Management of market, credit, liquidity, operational, legal, regulatory and compliance risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Our trading risk management strategies and techniques also seek to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. For example, to the extent that our trading or investing activities involve less liquid trading markets or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. We may, therefore, incur losses in the course of our trading or investing activities. For more information on how we monitor and manage market and certain other risks and related strategies, models and processes, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A.

Competitive Environment.

We face strong competition from other financial services firms, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry and all aspects of our businesses are intensely competitive, and we expect them to remain so. We compete with commercial banks, brokerage firms, insurance companies, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds, energy companies and other companies offering financial or ancillary services in the U.S., globally and through the internet. We compete on the basis of several factors, including transaction execution, capital or access to capital, products and services, innovation, technology, reputation, risk appetite and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have left businesses, been acquired by or merged into other firms or have declared bankruptcy. Such changes could result in our remaining competitors gaining greater capital and other resources, such as the ability to offer a broader range of products and services and geographic diversity, or new competitors may emerge. We have experienced and may continue to experience pricing pressures as a result of these factors and as some of our competitors seek to obtain market share by reducing prices. In addition, certain of our competitors may be subject to different, and in some cases, less stringent, legal and regulatory regimes, than we are, thereby putting us at a competitive disadvantage. For more information regarding the competitive environment in which we operate, see “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1.

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

Our people are our most important resource and competition for qualified employees is intense. If we are unable to continue to attract and retain highly qualified employees, or do so at rates or in forms necessary to maintain our competitive position, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position, could be materially adversely affected. The financial industry has experienced and may continue to experience more stringent regulation of employee compensation, including limitations relating to incentive-based compensation, clawback requirements and special taxation, which could have an adverse effect on our ability to hire or retain the most qualified employees.

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

As a U.S. company, we are required to comply with the economic sanctions and embargo programs administered by OFAC and similar multi-national bodies and governmental agencies worldwide, as well as applicable anti-corruption laws in the jurisdictions in which we operate, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. A violation of a sanction, embargo program, or anti-corruption law could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties.

Acquisition, Divestiture and Joint Venture Risk.

We may be unable to fully capture the expected value from acquisitions, divestitures, joint ventures, minority stakes and strategic alliances.

In connection with past or future acquisitions, divestitures, joint ventures or strategic alliances (including with Mitsubishi UFJ Financial Group, Inc.), we face numerous risks and uncertainties combining, transferring, separating or integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. In the case of joint ventures and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

The Company has offices, operations and data centers located around the world. The Company’s properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes the facilities it owns or occupies are adequate for the purposes for which they are currently used and are well maintained. The Company’s principal offices include the following properties:

Location	Owned/ Leased	Lease Expiration	Approximate Square Footage as of December 31, 2015(1)

U.S. Locations

1585 Broadway New York, New York (Global Headquarters and Institutional Securities Headquarters)	Owned	N/A	1,332,700 square feet

2000 Westchester Avenue Purchase, New York (Wealth Management Headquarters)	Owned	N/A	597,400 square feet

522 Fifth Avenue New York, New York (Investment Management Headquarters)	Owned	N/A	571,800 square feet

International Locations

20 Bank Street London (London Headquarters)	Leased	2038	546,500 square feet

1 Austin Road West Kowloon (Hong Kong Headquarters)	Leased	2019	499,900 square feet

Otemachi Financial City South Tower Otemachi, Chiyoda-ku (Tokyo Headquarters)	Leased	2028	245,600 square feet

(1)	The indicated total aggregate square footage leased does not include space leased by Morgan Stanley branch offices.

Item 3.	Legal Proceedings.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. The Company’s future legal expenses may fluctuate from period to period, given the current environment regarding government investigations and private litigation affecting global financial services firms, including the Company.

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

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

Civil Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice.

On July 15, 2010, The Charles Schwab Corp. filed a complaint against the Company and other defendants in the Superior Court of the State of California, styled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. The second amended complaint, filed on March 5, 2012, alleges that defendants made untrue statements and material omissions in the sale to one of plaintiff’s subsidiaries of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff’s subsidiary by the Company was approximately $180 million. The amended complaint raises claims under California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On April 10, 2012, the Company filed a demurrer to certain causes of action in the second amended complaint, which the court overruled on July 24, 2012. On November 24, 2014, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. An initial trial of certain of plaintiff’s claims is scheduled to begin in July 2016.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million.

On August 7, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL against the Company styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreement underlying the transaction, specific performance and unspecified damages and interest. On August 8, 2014, the court granted in part and denied in part the defendants’ motion to dismiss the complaint.

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

On September 28, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-13ARX against the Company styled Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. Plaintiff filed an amended complaint on January 17, 2013, which asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $609 million, breached various representations and warranties. The amended complaint seeks, among other relief, declaratory judgment relief, specific performance and unspecified damages and interest. By order entered September 30, 2014, the court granted in part and denied in part the Company’s motion to dismiss the amended complaint. On July 13, 2015, plaintiff perfected its appeal from the court’s September 30, 2014 decision.

On December 14, 2012, Royal Park Investments SA/NV filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY, styled Royal Park Investments SA/NV v. Merrill Lynch et al. On October 24, 2013, plaintiff filed a new complaint against the Company in the Supreme Court of NY, styled Royal Park Investments SA/NV v. Morgan Stanley et al., alleging that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $597 million. The complaint raises common law claims of fraud, fraudulent inducement, negligent misrepresentation, and aiding and abetting fraud and seeks, among other things, compensatory and punitive damages. The plaintiff filed an amended complaint on December 1, 2015.

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

On January 31, 2013, HSH Nordbank AG and certain affiliates filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY, styled HSH Nordbank AG et al. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $524 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On April 12, 2013, defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on July 21, 2015. On August 19, 2015, the Company filed a Notice of Appeal of the court’s decision, and on August 20, 2015, the plaintiffs filed a Notice of Cross-Appeal. On August 25, 2015, the plaintiffs filed a motion for leave to amend their complaint.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the defendants’ motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision.

On July 2, 2013, Deutsche Bank, in its capacity as trustee, became the named plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 (MSAC 2007-NC1) v. Morgan Stanley ABS Capital I Inc., and filed a complaint in the Supreme Court of NY under the caption Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. On February 3, 2014, the plaintiff filed an amended complaint, which asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.25 billion, breached various representations and warranties. The amended complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, rescission and interest. On March 12, 2014, the Company filed a motion to dismiss the amended complaint.

On July 8, 2013, U.S. Bank National Association, in its capacity as trustee, filed a complaint styled Morgan Stanley Mortgage Loan Trust 2007-2AX, by U.S. Bank National Association, solely in its capacity as Trustee v. Morgan Stanley Mortgage Capital Holdings LLC, as successor-by-merger to Morgan Stanley Mortgage Capital Inc., and Greenpoint Mortgage Funding, Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest. On August 22, 2013, the Company a filed a motion to dismiss the complaint, which was granted in part and denied in part on November 24, 2014.

On August 26, 2013, a complaint was filed against the Company and certain affiliates in the Supreme Court of NY, styled Phoenix Light SF Limited et al v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs, or their assignors, of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs or their assignors by the Company was approximately $344 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud, negligent misrepresentation and rescission based on mutual mistake and seeks, among other things, compensatory damages, punitive damages or alternatively rescission or rescissionary damages associated with the purchase of such certificates. The defendants filed a motion to dismiss the complaint on December 13, 2013, which the parties later agreed would be deemed to be directed at an amended complaint filed on June 17, 2014. On April 23, 2015, the court granted the Company’s motion to dismiss the amended complaint, and on May 21, 2015, the plaintiffs filed a notice of appeal of that order.

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

On April 28, 2014, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1, filed a complaint against the Company. The matter is styled Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC and is pending in the United States District Court for the Southern District of New York (“SDNY”). The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $735 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified compensatory and/or rescissory damages, interest and costs. On April 3, 2015, the court granted in part and denied in part the Company’s motion to dismiss the complaint.

On September 19, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Company in the Supreme Court of NY, styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. The complaint asserts claims for breach of contract and alleges, among other things, that the net interest margin securities (“NIMS”) in the trust breached various representations and warranties. FGIC issued a financial guaranty policy with respect to certain notes that had an original balance of approximately $475 million. The complaint seeks, among other relief, specific performance of the NIM breach remedy procedures in the transaction documents, unspecified damages, reimbursement of certain payments made pursuant to the transaction documents, attorneys’ fees and interest. On November 24, 2014, the Company filed a motion to dismiss the complaint.

On September 23, 2014, FGIC filed a complaint against the Company in the Supreme Court of NY styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees and interest. On November 24, 2014, the Company filed a motion to dismiss the complaint.

On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Company styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On October 20, 2015, the court granted in part and denied in part the Company’s motion to dismiss the complaint.

Commercial Mortgage Related Matter.

On January 25, 2011, the Company was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a litigation pending in the SDNY. The suit, brought by the trustee of a series of commercial mortgage pass-through certificates, alleges that the Company breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Company. The complaint seeks, among other things, to have the Company repurchase the loan and pay additional monetary damages. On June 16, 2014, the court granted the Company’s supplemental motion for summary judgment. On July 16, 2014, the plaintiff filed a notice of appeal.

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

Class Action Litigation.

Beginning in December 2013, several foreign exchange dealers (including the Company and certain affiliates) were named as defendants in multiple purported antitrust class actions most of which have now been consolidated into a single proceeding in the United States District Court for the Southern District of New York styled In Re Foreign Exchange Benchmark Rates Antitrust Litigation. On July 16, 2015, plaintiffs filed an amended complaint generally alleging that defendants engaged in a conspiracy to fix, maintain or make artificial prices for key benchmark rates, to manipulate bid/ask spreads, and, by their behavior in the over-the-counter market, to thereby cause corresponding manipulation in the foreign exchange futures market. Plaintiffs seek declaratory relief as well as treble damages in an unspecified amount. Defendants filed a motion to dismiss the amended complaint on November 30, 2015.

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

Wealth Management Related Matters.

The Company is currently defending itself in an ongoing arbitration styled Lynnda L. Speer, as Personal Representative of the Estate of Roy M. Speer, et al. v. Morgan Stanley Smith Barney LLC, et al., which is pending before a Financial Industry Regulatory Authority arbitration panel in the state of Florida. Plaintiffs assert claims for excessive trading, unauthorized use of discretion, undue influence, negligence and negligent supervision, constructive fraud, abuse of fiduciary duty, unjust enrichment and violations of several Florida statutes in connection with brokerage accounts owned by a former high-net worth wealth management client who is now deceased. Plaintiffs are seeking approximately $475 million in disgorgement, compensatory damages, statutory damages, punitive damages and treble damages under various factual and legal theories.

The following matters were terminated during or following the quarter ended December 31, 2015:

On January 20, 2012, Sealink Funding Limited filed a complaint against the Company in the Supreme Court of NY, styled Sealink Funding Limited v. Morgan Stanley, et al. A second amended complaint, filed on March 20, 2013, alleged that defendants made untrue statements and material omissions in the sale of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold by the Company was approximately $507 million. On April 18, 2014, the court granted the Company’s motion to dismiss the second amended complaint. The dismissal was affirmed on appeal on November 12, 2015.

On January 25, 2012, Dexia SA/NV and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Dexia SA/NV et al. v. Morgan Stanley, et al. An amended complaint was filed on May 24, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs by the Company was approximately $626 million. On October 16, 2013, the court granted the defendants’ motion to dismiss the amended complaint. The dismissal was affirmed on appeal on January 12, 2016.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

On August 10, 2012, the FDIC, as receiver for Colonial Bank, filed a complaint against the Company and other defendants in the Circuit Court of Montgomery, Alabama styled Federal Deposit Insurance Corporation as Receiver for Colonial Bank v. Citigroup Mortgage Loan Trust Inc. et al. On January 15, 2014, the FDIC, as receiver for United Western Bank filed a complaint against the Company and others in the District Court of the State of Colorado, styled Federal Deposit Insurance Corporation, as Receiver for United Western Bank v. Banc of America Funding Corp., et al. The complaints in those cases asserted that the Company made untrue statements and material omissions in connection with the sale of mortgage pass-through certificates purchased by Colonial Bank and United Western Bank, respectively. On January 28, 2016, the parties reached an agreement to settle both actions.

On August 5, 2013, Landesbank Baden-Württemberg and two affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Landesbank Baden-Württemberg et al. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $50 million. On January 20, 2016, the parties reached an agreement in principle to settle the litigation.

On August 16, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Incorporated, et al. filed a complaint against the Company and certain affiliates in the United States District Court for the District of Kansas. On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaints alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matters was approximately $567 million and $417 million, respectively. The complaints alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle both matters.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

Matters Related to the CDS Market.

On July 1, 2013, the European Commission (“EC”) issued a Statement of Objections (“SO”) addressed to twelve financial firms (including the Company), the International Swaps and Derivatives Association, Inc. (“ISDA”) and Markit Group Limited (“Markit”) and various affiliates alleging that, between 2006 and 2009, the recipients breached European Union competition law by taking and refusing to take certain actions in an effort to prevent the development of exchange traded credit default swap (“CDS”) products. The Company and the other recipients of the SO filed a response to the SO on January 21, 2014, and attended oral hearings before the EC during the period May 12-19, 2014. On December 4, 2015, the EC announced that it had closed its antitrust investigation into the twelve financial firms, including the Company.

Beginning in May 2013, twelve financial firms (including the Company), as well as ISDA and Markit, were named as defendants in multiple purported antitrust class actions consolidated into a single proceeding in the SDNY styled In Re: Credit Default Swaps Antitrust Litigation. Plaintiffs alleged that defendants violated United States antitrust laws from 2008 to present in connection with their alleged efforts to prevent the development of exchange traded CDS products. The complaints sought, among other relief, certification of a class of plaintiffs who purchased CDS from defendants in the United States, treble damages and injunctive relief. On September 30, 2015, the Company reached an agreement with plaintiffs to settle the litigation. The settlement received preliminary court approval on October 29, 2015, and is subject to final court approval.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Morgan Stanley’s common stock trades under the symbol “MS” on the New York Stock Exchange. As of February 17, 2016, the Company had 68,615 holders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

The table below sets forth, for each of the last eight quarters, the low and high sales prices per share of the Company’s common stock as reported by Bloomberg Financial Markets and the amount of dividends declared per common share by its Board of Directors for such quarter.

	Low Sale Price	High Sale Price	Dividends Declared per Common Share
2015:
Fourth Quarter	$30.15	$35.74	$0.15
Third Quarter	$30.40	$41.04	$0.15
Second Quarter	$35.36	$40.26	$0.15
First Quarter	$33.72	$39.15	$0.10
2014:
Fourth Quarter	$31.35	$39.19	$0.10
Third Quarter	$31.12	$36.44	$0.10
Second Quarter	$28.31	$32.82	$0.10
First Quarter	$28.78	$33.52	$0.05

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of the year ended December 31, 2015.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
Month #1 (October 1, 2015-October 31, 2015)
Share Repurchase Program(2)	2,448,000	$32.17	2,448,000	$1,796
Employee transactions(3)	83,738	$32.06	—	—

Month #2 (November 1, 2015-November 30, 2015)
Share Repurchase Program(2)	7,985,128	$33.99	7,985,128	$1,525
Employee transactions(3)	243,334	$34.58	—	—

Month #3 (December 1, 2015-December 31, 2015)
Share Repurchase Program(2)	8,210,166	$33.47	8,210,166	$1,250
Employee transactions(3)	72,712	$33.87	—	—

Quarter ended at December 31, 2015
Share Repurchase Program(2)	18,643,294	$33.52	18,643,294	$1,250
Employee transactions(3)	399,784	$33.92	—	—

(1)

Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate and may be suspended at any time.

(2)

The Company’s Board of Directors has authorized the repurchase of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as stock-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In March 2015, the Company received no objection from the Federal Reserve to repurchase up to $3.1 billion of the Company’s outstanding common stock during the period that began April 1, 2015 through June 30, 2016 under the Company’s 2015 capital plan. During the quarter ended December 31, 2015, the Company repurchased approximately $625 million of the Company’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management” in Part II, Item 7.

(3)

Includes shares acquired by the Company in satisfaction of the tax withholding obligations on stock-based awards and the exercise price of stock options granted under the Company’s stock-based compensation plans.

***

Stock Performance Graph.

The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Company’s common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and the S&P 500 Financials Index (“S5FINL”) for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2010 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Company’s common stock.

CUMULATIVE TOTAL RETURN

December 31, 2010 - December 31, 2015

	MS	S&P 500	S5FINL
12/31/2010	$100.00	$100.00	$100.00
12/31/2011	$56.07	$102.10	$82.94
12/31/2012	$71.73	$118.44	$106.78
12/31/2013	$118.60	$156.78	$144.79
12/31/2014	$148.35	$178.22	$166.76
12/31/2015	$123.50	$180.67	$164.15

Item 6.	Selected Financial Data.

MORGAN STANLEY

SELECTED FINANCIAL DATA

(dollars in millions, except share and per share data)

	2015	2014	2013	2012	2011
Income Statement Data:
Revenues:
Total non-interest revenues	$32,062	$32,540	$31,715	$26,383	$31,953
Interest income	5,835	5,413	5,209	5,692	7,234
Interest expense	2,742	3,678	4,431	5,897	6,883

Net interest	3,093	1,735	778	(205)	351

Net revenues	35,155	34,275	32,493	26,178	32,304

Non-interest expenses:
Compensation and benefits	16,016	17,824	16,277	15,615	16,325
Other	10,644	12,860	11,658	9,967	9,792

Total non-interest expenses	26,660	30,684	27,935	25,582	26,117

Income from continuing operations before income taxes	8,495	3,591	4,558	596	6,187
Provision for (benefit from) income taxes	2,200	(90)	902	(161)	1,491

Income from continuing operations	6,295	3,681	3,656	757	4,696
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(23)	(19)	(72)	(48)	(170)
Provision for (benefit from) income taxes	(7)	(5)	(29)	(7)	(119)

Income (loss) from discontinued operations	(16)	(14)	(43)	(41)	(51)

Net income	6,279	3,667	3,613	716	4,645
Net income applicable to redeemable noncontrolling interests(1)	—	—	222	124	—
Net income applicable to nonredeemable noncontrolling interests(1)	152	200	459	524	535

Net income applicable to Morgan Stanley	$6,127	$3,467	$2,932	$68	$4,110
Preferred stock dividends and other	456	315	277	98	2,043

Earnings (loss) applicable to Morgan Stanley common shareholders(2)	$5,671	$3,152	$2,655	$(30)	$2,067

Amounts applicable to Morgan Stanley:
Income from continuing operations	$6,143	$3,481	$2,975	$138	$4,168
Income (loss) from discontinued operations	(16)	(14)	(43)	(70)	(58)

Net income applicable to Morgan Stanley	$6,127	$3,467	$2,932	$68	$4,110

36

	2015	2014	2013	2012	2011
Per Share Data:
Earnings (loss) per basic common share(3):
Income from continuing operations	$2.98	$1.65	$1.42	$0.02	$1.28
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.03)	(0.04)	(0.03)

Earnings (loss) per basic common share	$2.97	$1.64	$1.39	$(0.02)	$1.25

Earnings (loss) per diluted common share(3):
Income from continuing operations	$2.91	$1.61	$1.38	$0.02	$1.27
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)	(0.04)

Earnings (loss) per diluted common share	$2.90	$1.60	$1.36	$(0.02)	$1.23

Book value per common share(4)	$35.24	$33.25	$32.24	$30.70	$31.42
Dividends declared per common share	0.55	0.35	0.20	0.20	0.20
Average common shares outstanding(2):
Basic	1,909,116,527	1,923,805,397	1,905,823,882	1,885,774,276	1,654,708,640
Diluted	1,952,815,453	1,970,535,560	1,956,519,738	1,918,811,270	1,675,271,669

Balance Sheet and Other Operating Data:
Trading assets	$228,280	$256,801	$280,744	$267,603	$275,353
Loans(5)	85,759	66,577	42,874	29,046	15,369
Total assets	787,465	801,510	832,702	780,960	749,898
Total deposits	156,034	133,544	112,379	83,266	65,662
Long-term borrowings	153,768	152,772	153,575	169,571	184,234
Morgan Stanley shareholders’ equity	75,182	70,900	65,921	62,109	62,049
Return on average common equity(6)	8.5%	4.8%	4.3%	N/M	3.8%

N/M—Not Meaningful.

(1)

Reflects 51% ownership of the retail securities joint venture between the Company and Citigroup Inc. up to September 17, 2012, 65% up to June 28, 2013 and 100% thereafter (see Note 15 to the consolidated financial statements in Part II, Item 8).

(2)	Amounts shown are used to calculate earnings (loss) per basic and diluted common share.
(3)	For the calculation of basic and diluted earnings (loss) per common share, see Note 16 to the consolidated financial statements in Part II, Item 8.
(4)

Book value per common share equals common shareholders’ equity of $67,662 million at December 31, 2015, $64,880 million at December 31, 2014, $62,701 million at December 31, 2013, $60,601 million at December 31, 2012 and $60,541 million at December 31, 2011, divided by common shares outstanding of 1,920 million at December 31, 2015, 1,951 million at December 31, 2014, 1,945 million at December 31, 2013, 1,974 million at December 31, 2012 and 1,927 million at December 31, 2011.

(5)

Amounts include loans held for investment and loans held for sale but exclude loans at fair value, which are included in Trading assets in the consolidated statements of financial condition (see Note 7 to the consolidated financial statements in Part II, Item 8).

(6)

The calculation of return on average common equity equals net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. The return on average common equity is a non-generally accepted accounting principle (“non-GAAP”) financial measure that the Company considers to be a useful measure to the Company and its investors to assess operating performance.

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

A description of the clients and principal products and services of each of the Company’s business segments is as follows:

Institutional Securities provides investment banking, sales and trading and other services to corporations, governments, financial institutions, and high-to-ultra high net worth clients. Investment banking services comprise capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing and market-making activities in equity securities and fixed income products, including foreign exchange and commodities, as well as prime brokerage services. Other services include corporate lending activities and credit products, investments and research.

Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small-to-medium sized businesses and institutions covering brokerage and investment advisory services, market-making activities in fixed income securities, financial and wealth planning services, annuity and insurance products, credit and other lending products, banking and retirement plan services.

Investment Management provides a broad range of investment strategies and products that span geographies, asset classes, and public and private markets, to a diverse group of clients across institutional and intermediary channels. Institutional clients include defined benefit/defined contribution pensions, foundations, endowments, government entities, sovereign wealth funds, insurance companies, third-party fund sponsors and corporations. Individual clients are serviced through intermediaries, including affiliated and non-affiliated distributors. Strategies and products comprise traditional asset management, including equity, fixed income, liquidity, alternatives and managed futures products as well as merchant banking and real estate investing.

The results of operations in the past have been, and in the future may continue to be, materially affected by competition, risk factors, legislative, legal and regulatory developments, as well as other factors. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. Additionally, the discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A and “Liquidity and Capital Resources—Regulatory Requirements” herein.

Executive Summary.

Overview of Financial Results.

2015 Compared with 2014.

Consolidated Results.

•

The Company reported net revenues of $35,155 million in 2015, a 3% increase from net revenues of $34,275 million in 2014. The impact of debt valuation adjustment (“DVA”) included in net revenues was positive $618 million and $651 million in 2015 and 2014, respectively.

•

Net income applicable to Morgan Stanley for the current year was $6,127 million, or $2.90 per diluted common share, compared with $3,467 million, or $1.60 per diluted common share, a year ago. The current year included net discrete tax benefits of $564 million, or $0.29 per diluted common share, compared with $2,226 million, or $1.13 per diluted common share, in the prior year. For a further discussion of these net discrete tax benefits, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein. The prior year also included litigation costs related to residential mortgage-backed securities and credit crisis matters of $3,083 million, or a loss of $1.47 per diluted common share, 2014 compensation actions of approximately $1,137 million (see also “Supplemental Financial Information and Disclosures—Discretionary Incentive Compensation” herein), or a loss of $0.39 per diluted common share, and a funding valuation adjustment (“FVA”) implementation charge of $468 million, or a loss of $0.17 per diluted common share.

•

Excluding DVA, net revenues were $34,537 million in 2015 compared with $33,624 million in 2014, and net income applicable to Morgan Stanley was $5,728 million, or $2.70 per diluted common share, in 2015 compared with $3,049 million, or $1.39 per diluted common share, in 2014. Excluding both DVA and the net discrete tax benefits, net income applicable to Morgan Stanley was $5,164 million, or $2.41 per diluted common share, in 2015 compared with $823 million, or $0.26 per diluted common share, in 2014.

Business Segments.

•

Institutional Securities net revenues of $17,953 million in 2015 increased 6% compared with $16,871 million in 2014, primarily as a result of higher Sales and trading net revenues, partially offset by lower Other revenues and lower revenues in Investment banking.

•

Wealth Management net revenues of $15,100 million in 2015 increased 1% from $14,888 million in 2014, primarily as a result of higher net interest income and asset management revenues, partially offset by lower transactional revenues.

•

Investment Management net revenues of $2,315 million in 2015 decreased 15% from $2,712 million in 2014, primarily reflecting the reversal of previously accrued carried interest, reduction in revenues attributable to non-controlling interests and markdowns on principal investments.

Expenses.

•

Compensation and benefits expenses of $16,016 million in 2015 were down 10% from $17,824 million in 2014, primarily due to the 2014 compensation actions, a decrease in 2015 in the fair value of deferred compensation plan referenced investments and carried interest, and a decrease in the level of discretionary incentive compensation in 2015 (see also “Supplemental Financial Information and Disclosures—Discretionary Incentive Compensation” herein).

•

Non-compensation expenses were $10,644 million in 2015 compared with $12,860 million in 2014, representing a 17% decrease, primarily as a result of lower legal expenses in the Institutional Securities business segment associated with residential mortgage-backed securities and credit crisis-related matters.

Return on Average Common Equity.

•

The return on average common equity was 8.5% in 2015, or 7.8% excluding DVA, and 7.0% excluding DVA and the net discrete tax benefits. For 2014, the return on average common equity was 4.8%, or 4.1% excluding DVA, and 0.8% excluding DVA and the net discrete tax benefits.

2014 Compared with 2013.

Consolidated Results.

•

The Company reported net revenues of $34,275 million in 2014, a 5% increase compared with $32,493 million in 2013. Net revenues in 2014 included positive revenues due to the impact of DVA of $651 million compared with negative revenues of $681 million in 2013. In addition, net revenues in 2014 included a charge of approximately $468 million related to the implementation of FVA (see “Critical Accounting Policies” herein and Note 2 to the consolidated financial statements in Item 8), which was recorded in the Institutional Securities business segment.

•

For 2014, net income applicable to Morgan Stanley was $3,467 million, or $1.60 per diluted common share, compared with $2,932 million, or $1.36 per diluted common share, in 2013. 2014 included net discrete tax benefits of $2,226 million, or $1.13 per diluted common share, compared with $407 million, or $0.21 per diluted common share, in 2013. For a further discussion of these net discrete tax benefits, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

•

Excluding DVA, net revenues were $33,624 million in 2014 compared with $33,174 million in 2013, and net income applicable to Morgan Stanley was $3,049 million, or $1.39 per diluted common share, in 2014 compared with $3,384 million, or $1.59 per diluted common share, in 2013. Excluding both DVA and the net discrete tax benefits, net income applicable to Morgan Stanley was $823 million, or $0.26 per diluted common share, in 2014 compared with $2,977 million, or $1.38 per diluted common share, in 2013.

Business Segments.

•

Institutional Securities net revenues of $16,871 million in 2014 increased 9% compared with $15,519 million in 2013, primarily as a result of an increase in Sales and trading net revenues and Investment banking revenues, partially offset by lower net investment gains.

•

Wealth Management net revenues of $14,888 million in 2014 increased 5% from $14,143 million in 2013, primarily as a result of higher Asset management, distribution and administration fees and an increase in net interest income, partially offset by lower transactional revenues.

•

Investment Management net revenues of $2,712 million in 2014 decreased 11% from $3,059 million in 2013. The decrease in net revenues was primarily related to lower net investment gains, including from investments in the Company’s employee deferred compensation and co-investment plans, and lower carried interest, partially offset by higher management and administration revenues.

Expenses.

•

Compensation and benefits expenses of $17,824 million in 2014 increased 10% from $16,277 million in 2013, primarily due to the 2014 compensation actions of approximately $1,137 million (see “Supplemental Financial Information and Disclosures—Discretionary Incentive Compensation” herein).

•	Non-compensation expenses were $12,860 million in 2014 compared with $11,658 million in 2013, representing a 10% increase, primarily due to higher legal expenses.

Return on Average Common Equity.

•

The return on average common equity was 4.8% in 2014, or 4.1% excluding DVA, and 0.8% excluding DVA and the net discrete tax benefits. Return on average common equity in 2013 was 4.3%, or 4.9% excluding DVA, and 4.3% excluding DVA and the net discrete tax benefits.

Selected Financial Information.

In addition to the Selected Financial Data presented in Part II, Item 6, the following financial information is presented below:

Business Segment Financial Information and Other Statistical Data.

	2015	2014	2013
	(dollars in millions, except where noted)
Net revenues:
Institutional Securities	$17,953	$16,871	$15,519
Wealth Management	15,100	14,888	14,143
Investment Management	2,315	2,712	3,059
Intersegment Eliminations	(213)	(196)	(228)

Consolidated net revenues	$35,155	$34,275	$32,493

Income (loss) from continuing operations applicable to Morgan Stanley(1):
Institutional Securities	$3,713	$(77)	$983
Wealth Management	2,085	3,192	1,473
Investment Management	345	366	519

Income from continuing operations applicable to Morgan Stanley	$6,143	$3,481	$2,975
Pre-tax profit margin(2):
Institutional Securities	26%	N/M	6%
Wealth Management	22%	20%	18%
Investment Management	21%	24%	33%
Consolidated	24%	10%	14%
Average common equity (dollars in billions)(3)(4):
Institutional Securities	$34.6	$32.2	$37.9
Wealth Management	11.2	11.2	13.2
Investment Management	2.2	2.9	2.8
Parent capital	18.9	19.0	8.0

Consolidated average common equity	$66.9	$65.3	$61.9

Return on average common equity(3)(4):
Institutional Securities	10.0%	N/M	2.3%
Wealth Management	16.9%	27.5%	9.9%
Investment Management	15.8%	12.8%	18.1%
Consolidated	8.5%	4.8%	4.3%
Regional net revenues(5):
Americas	$25,080	$25,140	$23,358
EMEA	5,353	4,772	4,542
Asia-Pacific	4,722	4,363	4,593

Net revenues	$35,155	$34,275	$32,493

Effective income tax rate from continuing operations	25.9%	(2.5)%	19.8%

	At December 31, 2015	At December 31, 2014
	(dollars in millions, except where noted)
Global Liquidity Reserve managed by bank and non-bank legal entities(6):
Bank legal entities	$94,328	$87,944
Non-bank legal entities	108,936	105,225

Total	$203,264	$193,169

Maturities of long-term borrowings outstanding (next 12 months)	$22,396	$20,740
Capital ratios (Transitional)(7):
Common Equity Tier 1 capital ratio	15.5%	12.6%
Tier 1 capital ratio	17.4%	14.1%
Total capital ratio	20.7%	16.4%
Tier 1 leverage ratio(8)	8.3%	7.9%
Assets under management or supervision (dollars in billions)(9):
Wealth Management	$784	$778
Investment Management	406	403

Total	$1,190	$1,181

Worldwide employees	56,218	55,802

Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information.

From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings conference calls, financial presentations and otherwise. The U.S. Securities and Exchange Commission (“SEC”) defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions, or cash flows that excludes, or includes, amounts or is subject to adjustments that effectively exclude, or include, amounts from the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or as an alternative method for assessing, the Company’s financial condition, operating results or prospective regulatory capital requirements. These measures are not in accordance with, or a substitute for, U.S. GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally define it or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the U.S. GAAP financial measure.

Reconciliation of Financial Measures from a Non-GAAP to a U.S. GAAP Basis.

	2015	2014	2013
	(dollars in millions, except per share amounts)
Net revenues
Net revenues—non-GAAP	$34,537	$33,624	$33,174
Impact of DVA	618	651	(681)

Net revenues—U.S. GAAP	$35,155	$34,275	$32,493

Net income applicable to Morgan Stanley
Net income applicable to Morgan Stanley, excluding DVA and net discrete tax benefits—non-GAAP	$5,164	$823	$2,977
Impact of net discrete tax benefits(10)	564	2,226	407

Net income applicable to Morgan Stanley, excluding DVA—non-GAAP	$5,728	$3,049	$3,384
Impact of DVA	399	418	(452)

Net income applicable to Morgan Stanley—U.S. GAAP	$6,127	$3,467	$2,932

Earnings per diluted common share
Earnings per diluted common share, excluding DVA and net discrete tax benefits—non-GAAP	$2.41	$0.26	$1.38
Impact of net discrete tax benefits(10)	0.29	1.13	0.21

Earnings per diluted common share, excluding DVA—non-GAAP	$2.70	$1.39	$1.59
Impact of DVA	0.20	0.21	(0.23)

Earnings per diluted common share—U.S. GAAP	$2.90	$1.60	$1.36

Effective income tax rate
Effective income tax rate from continuing operations—non-GAAP	32.5%	59.5%	28.7%
Impact of net discrete tax benefits(10)	(6.6)%	(62.0)%	(8.9)%
Effective income tax rate from continuing operations—U.S. GAAP	25.9%	(2.5)%	19.8%

Average common equity, return on average common equity, average tangible common equity, return on average tangible common equity and tangible book value per common share are all non-GAAP financial measures the Company considers to be useful to the Company and investors to assess capital adequacy and to allow better comparability of period-to-period operating performance. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Tangible Equity” herein.

Non-GAAP Financial Measures.

	2015	2014	2013
	(dollars in millions)
Average common equity(4)(11)
Average common equity, excluding DVA and net discrete tax benefits	$67,139	$65,679	$62,805
Average common equity, excluding DVA	$67,573	$66,392	$62,952
Average common equity	$66,936	$65,284	$61,895
Return on average common equity(4)(12)
Return on average common equity, excluding DVA and net discrete tax benefits	7.0%	0.8%	4.3%
Return on average common equity, excluding DVA	7.8%	4.1%	4.9%
Return on average common equity	8.5%	4.8%	4.3%
Average tangible common equity(11)
Average tangible common equity, excluding DVA and net discrete tax benefits	$57,478	$55,943	$53,906
Average tangible common equity, excluding DVA	$57,912	$56,656	$54,052
Average tangible common equity	$57,275	$55,548	$52,995
Return on average tangible common equity(13)
Return on average tangible common equity, excluding DVA and net discrete tax benefits	8.2%	0.9%	5.0%
Return on average tangible common equity, excluding DVA	9.1%	4.8%	5.8%
Return on average tangible common equity	9.9%	5.7%	5.0%

	At December 31, 2015	At December 31, 2014
Tangible book value per common share(14)	$30.26	$28.26

EMEA—Europe, Middle East and Africa.

DVA—Debt valuation adjustment represents the change in the fair value of certain of the Company’s long-term and short-term borrowings resulting from the fluctuation in its credit spreads and other credit factors.

N/M—Not Meaningful.

(1)

The Institutional Securities business segment’s net income applicable to noncontrolling interests was $133 million, $109 million and $278 million in 2015, 2014 and 2013, respectively. The Wealth Management business segment’s net income applicable to noncontrolling interests was $221 million in 2013. The Investment Management business segment’s net income applicable to noncontrolling interests was $19 million, $91 million and $182 million in 2015, 2014 and 2013, respectively. See Note 15 to the consolidated financial statements in Item 8 for further information.

(2)

Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance. Percentages represent income from continuing operations before income taxes as a percentage of net revenues.

(3)

The computation of average common equity for each business segment is determined using the Company’s Required Capital framework, an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Required Capital” herein). The calculation of each business segment’s return on average common equity equals net income applicable to Morgan Stanley less preferred dividends as a percentage of each business segment’s average common equity. The effective tax rates used in the computation of each business segment’s return on average common equity were determined on a separate legal entity basis. Average common equity and the return on average common equity for each business segment are non-GAAP financial measures that the Company considers to be useful measures to the Company and investors to assess capital adequacy and to allow better comparability of period-to-period operating performance, respectively.

(4)

The calculation of return on average common equity equals consolidated net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. To determine the return on average common equity, excluding DVA, and excluding DVA and net discrete tax benefits, both the numerator and denominator were adjusted to exclude those items. Average common equity, the return on average common equity, and average common equity and the return on average common equity, both excluding DVA, and excluding DVA and net discrete tax benefits, are non-GAAP financial measures that the Company considers useful for investors to assess capital adequacy and to allow better comparability of period-to-period operating performance.

(5)	For a discussion regarding the geographic methodology for net revenues, see Note 21 to the consolidated financial statements in Item 8.
(6)	For a discussion of Global Liquidity Reserve, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
(7)	For a discussion of the Company’s methods for calculating its risk-based capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(8)	See Note 14 to the consolidated financial statements in Item 8 for information on the Tier 1 leverage ratio.
(9)

Amounts exclude the Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake and assets for which fees are not generated. For 2015, amounts include $4.6 billion of inflows related to the transfer of certain portfolio managers and their portfolios from the Wealth Management business segment to the Investment Management business segment.

(10)	For a discussion of the Company’s net discrete tax benefits, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.
(11)

The impact of DVA on average common equity and average tangible common equity was $(637) million, $(1,108) million and $(1,057) million in 2015, 2014 and 2013, respectively. The impact of net discrete tax benefits on average common equity and average tangible common equity was approximately $434 million, $713 million and $146 million in 2015, 2014 and 2013, respectively.

(12)

The impact of DVA on return on average common equity was 0.7%, 0.7% and (0.6)% in 2015, 2014 and 2013, respectively. The impact of net discrete tax benefits on return on average common equity was 0.8%, 3.3% and 0.6% in 2015, 2014 and 2013, respectively.

44

(13)

The calculation of return on average tangible common equity equals net income applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. To determine the return on average tangible common equity, excluding DVA, and excluding DVA and net discrete tax benefits, both the numerator and the denominator were adjusted to exclude the impact of DVA and the impact of net discrete tax benefits. The impact of DVA was 0.8%, 0.9% and (0.8)% in 2015, 2014 and 2013, respectively. The impact of net discrete tax benefits was 0.9%, 3.9% and 0.8% in 2015, 2014 and 2013, respectively.

(14)

Tangible book value per common share equals tangible common equity of $58,098 million at December 31, 2015 and $55,138 million at December 31, 2014 divided by common shares outstanding of 1,920 million at December 31, 2015 and 1,951 million at December 31, 2014.

Return on Equity Target.

The Company is aiming to improve its returns to shareholders, and has established a target of achieving a 9% to 11% return on average common equity excluding DVA (“Return on Equity”) by 2017, subject to the successful execution of its strategic objectives.

The Company plans to progress toward achieving its Return on Equity target through the following key elements of its strategy:

•	Revenue and profitability growth:
•	Wealth Management pre-tax margin improvement to approximately 23% to 25% through net interest income growth via continued high quality lending, expense efficiency and business growth;
•	Continued strength in Investment Banking and Equity Sales and Trading results;
•	Steady performance in Investment Management;
•	Expense efficiency:
•	Achieve an expense efficiency target ratio excluding DVA of 74%, assuming a flat revenue environment (not including any outsized litigation expense or penalties);
•	Sufficient capital:
•	Continuing to right-size the Fixed Income and Commodities Sales and Trading business from an operational and capital standpoint; and
•	Increasing capital returns to shareholders, subject to regulatory approval.

The Company’s Return on Equity target and its related strategies, goals and targets are forward-looking statements that may be materially affected by many factors including, among other things: macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; legal expenses; capital levels; and discrete tax items. Given the uncertainties surrounding these and other factors, there are significant risks that the Company’s Return on Equity target and its related strategies and targets may not be realized. Actual results may differ from goals and targets, and the differences may be material and adverse. Accordingly, the Company cautions that undue reliance should not be placed on any of these forward-looking statements. See “Forward-Looking Statements” immediately preceding Part I, Item 1, and “Risk Factors” in Part I, Item 1A, for additional information regarding these forward-looking statements.

Return on Equity, excluding DVA, and pre-tax margin are non-GAAP financial measures that the Company considers to be useful measures to the Company’s investors to assess operating performance. The Company’s expense efficiency ratio, excluding DVA, represents total non-interest expenses as a percentage of net revenues, excluding DVA. For 2015, the Company’s expense efficiency ratio was 77%, which was calculated as non-interest expenses of $26,660 million divided by net revenues of $34,537 million, which excludes the positive impact of $618 million from DVA. The expense efficiency ratio, excluding DVA, is a non-GAAP financial measure that the Company considers useful for investors to assess operating performance.

Global Market and Economic Conditions.

During the first half of 2015, global growth was supported by a rebound in the U.S. and firmer growth in the euro zone and the United Kingdom (“U.K.”) economies, partially offset by sluggishness in major emerging market economies. During the second half of 2015, global growth slowed as a result of the continued sluggishness of emerging market economies, declines in energy prices and the slowdown of China’s economic growth. Global real gross domestic product growth decelerated in 2015 from 2014. Growth in emerging market economies slowed for a fourth straight year, while growth in developed market economies was steady but sluggish. Notable trends during the year included falling oil and other commodity prices, an appreciating U.S. dollar weighing on global trade flows and increasing policy challenges in a number of major emerging market economies, most notably China. The U.S. Board of Governors of the Federal Reserve System (the “Federal Reserve”) announced a rate increase in December 2015 based on cumulative labor market progress and rising confidence in achieving its inflation target. However, with Europe and Japan still struggling and China decelerating, the European Central Bank, the Bank of Japan and the People’s Bank of China acted to continue their targeted monetary policy easing measures. Subsequent to December 31, 2015, the Bank of Japan announced a program of Quantitative and Qualitative Monetary Easing with a Negative Interest Rate that introduced a three tier policy rate system for bank reserves with a low rate of (0.1)%.

Business Segments.

Substantially all of the Company’s operating revenues and operating expenses are directly attributable to its business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to its consolidated results.

Net Revenues.

Trading.    Trading revenues include revenues from customers’ purchases and sales of financial instruments in which the Company acts as a market maker as well as gains and losses on the Company’s related positions and other positions carried at fair value. Trading revenues include the realized gains and losses from sales of cash instruments and derivative settlements, unrealized gains and losses from ongoing fair value changes of the Company’s positions related to market-making activities, and gains and losses related to investments associated with certain employee deferred compensation plans and other positions carried at fair value. In many markets, the realized and unrealized gains and losses from the purchase and sale transactions will include any spreads between bids and offers. Certain fees received on loans carried at fair value and dividends from equity securities are also recorded in this line item since they relate to positions carried at fair value. Commissions received for purchasing and selling listed equity securities and options are recorded separately in Commissions and fees. Other cash and derivative instruments typically do not have fees associated with them, and fees for related services are recorded in Commissions and fees.

The Company often invests in investments or other financial instruments to economically hedge its obligations under its deferred compensation plans. Changes in the value of such investments are recorded in Trading revenues and Investments revenues. Expenses associated with the related deferred compensation plans are recorded in Compensation and benefits. Compensation expense is calculated based on the notional value of the award granted, adjusted for upward and downward changes in fair value of the referenced investment, and is recognized ratably over the prescribed vesting period for the award. Generally, changes in compensation expense resulting from changes in fair value of the referenced investment will be offset by changes in fair value of the investments made by the Company. However, there may be a timing difference between the immediate revenue recognition of gains and losses on the Company’s investments and the deferred recognition of the related compensation expense over the vesting period.

As a market maker, the Company stands ready to buy, sell or otherwise transact with customers under a variety of market conditions and to provide firm or indicative prices in response to customer requests. The Company’s liquidity obligations can be explicit and obligatory in some cases, and in others, customers expect the Company to be willing to transact with them. In order to most effectively fulfill its market-making function, the Company engages in activities across all of its trading businesses that include, but are not limited to: (i) taking positions in anticipation of, and in response to, customer demand to buy or sell and—depending on the liquidity of the relevant market and the size of the position—to hold those positions for a period of time; (ii) managing and assuming basis risk (risk associated with imperfect hedging) between customized customer risks and the standardized products available in the market to hedge those risks; (iii) building, maintaining and rebalancing inventory, through trades with other market participants, and engaging in accumulation activities to accommodate anticipated customer demand; (iv) trading in the market to remain current on pricing and trends; and (v) engaging in other activities to provide efficiency and liquidity for markets. Although not included in Trading revenues, Interest income and expense are also impacted by market-making activities, as debt securities held by the Company earn interest and securities are loaned, borrowed, sold with agreement to repurchase and purchased with agreement to resell.

Investments.    The Company’s investments generally are held for long-term appreciation, or as discussed above, hedging purposes, and generally are subject to significant sales restrictions. Estimates of the fair value of the investments may involve significant judgment and may fluctuate significantly over time in light of business, market, economic and financial conditions generally or in relation to specific transactions. In some cases, such investments are required or are a necessary part of offering other products. The revenues recorded are the result of realized gains and losses from sales and unrealized gains and losses from ongoing fair value changes of the Company’s holdings, as well as from investments associated with certain employee deferred compensation and co-investment plans. Typically, there are no fee revenues from these investments. The sales restrictions on the investments relate primarily to redemption and withdrawal restrictions on investments in real estate funds, hedge funds and private equity funds, which include investments made in connection with certain employee deferred compensation plans (see Note 3 to the consolidated financial statements in Item 8). Restrictions on interests in exchanges and clearinghouses generally include a requirement to hold those interests for the period of time that the Company is clearing trades on that exchange or clearinghouse. Additionally, there are certain investments related to assets held by consolidated real estate funds, which are primarily related to holders of noncontrolling interests.

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

Asset management, distribution and administration fees in the Wealth Management business segment also include revenues from individual and institutional investors electing a fee-based pricing arrangement and fees for investment management. Mutual fund distribution fees in the Wealth Management business segment are based on either the average daily fund net asset balances or average daily aggregate net fund sales and are affected by changes in the overall level and mix of assets under management or supervision.

Asset management fees in the Investment Management business segment arise from investment management services the Company provides to investment vehicles pursuant to various contractual arrangements. The Company receives fees primarily based upon mutual fund daily average net assets or based on monthly or quarterly invested equity for other vehicles. Performance-based fees in the Investment Management business segment are earned on certain products as a percentage of appreciation earned by those products and, in certain cases, are based upon the achievement of performance criteria. These fees are normally earned annually and are recognized on a monthly or quarterly basis.

Net Interest.    Interest income and Interest expense are a function of the level and mix of total assets and liabilities, including Trading assets and Trading liabilities; Investment securities, which include available for sale (“AFS”) securities and held to maturity (“HTM”) securities; Securities borrowed or purchased under agreements to resell; Securities loaned or sold under agreements to repurchase; Loans; Deposits; Other short-term borrowings; Long-term borrowings; trading strategies; customer activity in the prime brokerage business; and the prevailing level, term structure and volatility of interest rates.

Net Revenues by Segment.

Institutional Securities.    Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Equity and fixed income and commodities sales and trading net revenues are composed of Trading revenues; Commissions and fees; Asset management, distribution and administration fees; and Net interest income (expense). In assessing the profitability of its sales and trading activities, the Company views these net revenues in the aggregate. In addition, decisions relating to trading are based on an overall review of aggregate revenues and costs associated with each transaction or series of transactions. This review includes, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, the interest income or expense associated with financing or hedging the Company’s positions, and other related expenses. See Note 4 to the consolidated financial statements in Item 8 for further information related to gains (losses) on derivative instruments.

In addition to sales and trading net revenues discussed above, sales and trading net revenues also include other trading revenues, consisting of costs related to liquidity held (“negative carry”), gains (losses) on economic hedges related to the long-term borrowings and certain activities associated with the corporate lending activities.

Wealth Management.    Net revenues are composed of Transactional, Asset management, Net interest and Other revenues.

Transactional revenues include Investment banking, Trading, and Commissions and fees. Investment banking revenues include revenues from the distribution of equity and fixed income securities, including initial public offerings, secondary offerings, closed-end funds and unit trusts. Trading revenues include revenues from customers’ purchases and sales of financial instruments, in which the Company acts as principal, gains and losses on the Company’s inventory positions, which are held primarily to facilitate customer transactions, and gains and losses associated with certain employee deferred compensation plans. Revenues from Commissions and fees primarily arise from agency transactions in listed and OTC equity securities and sales of mutual funds, futures, insurance products and options.

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

Other revenues include revenues from the sale of AFS securities, customer account services fees and other miscellaneous revenues.

Investment Management.    The Investment Management business segment generates investment banking revenues primarily from the acquisition of investments in mature real estate and merchant banking funds. Investments revenue primarily consists of real estate and private equity investments that generally are held for long-term appreciation and generally subject to sales restrictions. Estimates of the fair value of the investments involve significant judgment and may fluctuate materially over time in light of business, market, economic and financial conditions generally or in relation to specific transactions.

For information about the composition of Sales and trading, Investment and Asset management revenues, see “Net Revenues” herein.

Compensation Expense.

Compensation and benefits expense includes accruals for base salaries and fixed allowances, formulaic programs, discretionary incentive compensation, amortization of deferred cash and equity awards, changes in fair value of deferred compensation plan referenced investments, severance costs, and other items such as health and welfare benefits. The factors that drive compensation for the Company’s employees vary from quarter to quarter, segment to segment and within a segment. For certain revenue-producing employees in the Wealth Management and Investment Management business segments, their compensation is largely paid on the basis of formulaic payouts that link employee compensation to revenues. Compensation for certain employees, including revenue-producing employees in the Institutional Securities business segment, may also include incentive compensation that is determined following the assessment of the Company, business unit and individual performance. Compensation for the Company’s remaining employees is largely fixed in nature (e.g., base salary, benefits, etc.).

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

				% Change from Prior Year:
	2015	2014	2013	2015	2014
	(dollars in millions)
Revenues:
Investment banking	$5,008	$5,203	$4,377	(4)%	19%
Trading	9,400	8,445	8,147	11%	4%
Investments	274	240	707	14%	(66)%
Commissions and fees	2,616	2,610	2,425	—	8%
Asset management, distribution and administration fees	281	281	280	—	—
Other	221	684	684	(68)%	—

Total non-interest revenues	17,800	17,463	16,620	2%	5%

Interest income	3,190	3,389	3,572	(6)%	(5)%
Interest expense	3,037	3,981	4,673	(24)%	(15)%

Net interest	153	(592)	(1,101)	N/M	46%

Net revenues	17,953	16,871	15,519	6%	9%

Compensation and benefits	6,467	7,786	6,823	(17)%	14%
Non-compensation expenses	6,815	9,143	7,750	(25)%	18%

Total non-interest expenses	13,282	16,929	14,573	(22)%	16%

Income (loss) from continuing operations before income taxes	4,671	(58)	946	N/M	N/M
Provision for (benefit from) income taxes	825	(90)	(315)	N/M	71%

Income from continuing operations	3,846	32	1,261	N/M	(97)%

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(24)	(26)	(81)	8%	68%
Provision for (benefit from) income taxes	(7)	(7)	(29)	—	76%

Income (losses) from discontinued operations	(17)	(19)	(52)	11%	63%

Net income	3,829	13	1,209	N/M	(99)%
Net income applicable to redeemable noncontrolling interests	—	—	1	N/M	(100)%
Net income applicable to nonredeemable noncontrolling interests	133	109	277	22%	(61)%

Net income (loss) applicable to Morgan Stanley	$3,696	$(96)	$931	N/M	N/M

Amounts applicable to Morgan Stanley:
Income (loss) from continuing operations	$3,713	$(77)	$983	N/M	N/M
Income (loss) from discontinued operations	(17)	(19)	(52)	11%	63%

Net income (loss) applicable to Morgan Stanley	$3,696	$(96)	$931	N/M	N/M

N/M—Not Meaningful.

Investment Banking.

Investment Banking Revenues.

				% Change from Prior Year:
	2015	2014	2013	2015	2014
	(dollars in millions)
Advisory revenues	$1,967	$1,634	$1,310	20%	25%
Underwriting revenues:
Equity underwriting revenues	1,398	1,613	1,262	(13)%	28%
Fixed income underwriting revenues	1,643	1,956	1,805	(16)%	8%

Total underwriting revenues	3,041	3,569	3,067	(15)%	16%

Total investment banking revenues	$5,008	$5,203	$4,377	(4)%	19%

Investment Banking Volumes.

	2015(1)	2014(1)	2013(1)
	(dollars in billions)
Announced mergers and acquisitions(2)	$1,550	$657	$497
Completed mergers and acquisitions(2)	636	624	526
Equity and equity-related offerings(3)	67	72	61
Fixed income offerings(4)	256	286	291

(1)

Source: Thomson Reuters, data at January 15, 2016. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

(2)	Amounts include transactions of $100 million or more. Announced mergers and acquisitions exclude terminated transactions.
(3)	Amounts include Rule 144A issuances and registered public offerings of common stock and convertible securities and rights offerings.
(4)

Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities, and taxable municipal debt. Amounts include publicly registered and Rule 144A issues. Amounts exclude leveraged loans and self-led issuances.

2015 Compared with 2014.

Investment banking revenues of $5,008 million in 2015 decreased 4% from the prior year due to lower underwriting revenues, partially offset by higher advisory revenues.

•

Advisory revenues increased led primarily by merger, acquisition and restructuring transactions (“M&A”) in the Americas. Global industry-wide announced M&A volume activity for 2015 increased significantly compared with 2014.

•

Equity underwriting revenues decreased driven by decreases in initial public offering volumes. Fixed income underwriting revenues decreased primarily driven by lower non-investment grade bond and loan fees.

2014 Compared with 2013.

Investment banking revenues of $5,203 million in 2014 increased 19% from the prior year driven by increases across both underwriting and advisory revenues.

•

Advisory revenues from M&A increased due to increased deal activity in the Americas and Asia-Pacific regions. Industry-wide announced M&A volume activity for 2014 increased across all regions compared with 2013, primarily driven by cross-border activity.

•	Equity underwriting revenues increased driven by increased activity with clients across all regions. Fixed income underwriting revenues increased driven by increased investment grade volumes.

Sales and Trading Net Revenues.

Sales and Trading Net Revenues.

				% Change from Prior Year:
	2015	2014(1)	2013	2015	2014
	(dollars in millions)
Trading	$9,400	$8,445	$8,147	11%	4%
Commissions and fees	2,616	2,610	2,425	—	8%
Asset management, distribution and administration fees	281	281	280	—	—
Net interest	153	(592)	(1,101)	N/M	46%

Total sales and trading net revenues	$12,450	$10,744	$9,751	16%	10%

Sales and Trading Net Revenues by Business.

				% Change from Prior Year:
	2015	2014(1)	2013	2015	2014
	(dollars in millions)
Equity	$8,288	$7,135	$6,529	16%	9%
Fixed income and commodities	4,758	4,214	3,594	13%	17%
Other	(596)	(605)	(372)	1%	(63)%

Total sales and trading net revenues	$12,450	$10,744	$9,751	16%	10%

N/M—Not Meaningful.

(1)	Results in 2014 included a charge of $468 million related to the implementation of FVA (Equity: $2 million; Fixed income and commodities: $466 million).

Sales and Trading Net Revenues, Excluding DVA and FVA.

Sales and trading net revenues, including equity and fixed income and commodities sales and trading net revenues that exclude the impact of DVA, or exclude the impact of DVA and the initial implementation of FVA, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

				% Change from Prior Year:
	2015	2014	2013	2015	2014
	(dollars in millions)
Total sales and trading net revenues—non-GAAP	$11,832	$10,561	$10,432	12%	1%
Impact of DVA	618	651	(681)	(5)%	N/M
Impact of FVA	—	(468)	—	100%	N/M

Total sales and trading net revenues	$12,450	$10,744	$9,751	16%	10%

Equity sales and trading net revenues—non-GAAP	$8,125	$6,905	$6,607	18%	5%
Impact of DVA	163	232	(78)	(30)%	N/M
Impact of FVA	—	(2)	—	100%	N/M

Equity sales and trading net revenues	$8,288	$7,135	$6,529	16%	9%

Fixed income and commodities sales and trading net revenues—non-GAAP	$4,303	$4,261	$4,197	1%	2%
Impact of DVA	455	419	(603)	9%	N/M
Impact of FVA	—	(466)	—	100%	N/M

Fixed income and commodities sales and trading net revenues	$4,758	$4,214	$3,594	13%	17%

N/M—Not Meaningful.

2015 Compared with 2014.

Total sales and trading net revenues, excluding the impact of DVA and the initial implementation of FVA, of $11,832 million in 2015 increased 12% from the prior year due to higher equity, fixed income and commodities revenues.

Equity.

•

Equity sales and trading net revenues, excluding the impact of DVA and the implementation of FVA, increased driven by strong results in prime brokerage and derivatives products. Higher client balances primarily drove the increase in prime brokerage results, while the improved results in derivatives reflected increased client activity and gains on inventory.

Fixed Income and Commodities.

•

Excluding the impact of DVA and the implementation of FVA, fixed income and commodities sales and trading net revenues increased as higher commodity net revenues were partially offset by lower fixed income product results.

•

Fixed income product net revenues, excluding the impact of DVA and the implementation of FVA, decreased due to lower results in credit and securitized products from wider credit spread environment which were partially offset by higher revenues in interest rates and foreign exchange products from higher client activity.

•

Commodity net revenues, excluding the impact of DVA and the implementation of FVA, increased primarily reflecting higher revenues from the global oil merchanting business, which was sold on November 1, 2015 (see “Investments, Other Revenues, Non-interest Expenses, Income Tax Items, Dispositions and Other Items—2015 Compared with 2014—Dispositions” herein). The increase was partially offset by credit driven losses and the absence of revenues from TransMontaigne Inc., which was sold on July 1, 2014 (see “Investments, Other Revenues, Non-interest Expenses, Income Tax Items, Dispositions and Other Items—2014 Compared with 2013—Dispositions” herein).

2014 Compared with 2013.

Total sales and trading net revenues, excluding the impact of DVA and the implementation of FVA, of $10,561 million in 2014 increased 1% from the prior year due to higher equity and fixed income and commodities revenues partially offset by higher losses in other sales and trading net revenues.

Equity.

•

Equity sales and trading net revenues, excluding the impact of DVA and the implementation of FVA of $2 million, increased primarily due to higher revenues in the prime brokerage business driven by higher client balances partially offset by a decrease in derivatives revenues, reflecting unfavorable volatility movement.

Fixed Income and Commodities.

•

Fixed income and commodities sales and trading net revenues in 2014 included a charge of $466 million related to the implementation of FVA. Excluding the impact of DVA and the implementation of FVA, fixed income and commodities sales and trading net revenues increased as higher commodity net revenues were partially offset by lower fixed income product results.

•

Fixed income product net revenues, excluding the impact of DVA and the implementation of FVA, decreased as higher results in interest rate products were offset by declines in credit products, which reflected an unfavorable market environment.

•

Commodity net revenues, excluding the impact of DVA and the implementation of FVA, increased reflecting higher levels of client demand for structured transactions and volatility in natural gas and power partly offset by lower revenues in the oil related businesses in part attributable to TransMontaigne Inc., which was sold on July 1, 2014

(see “Investments, Other Revenues, Non-interest Expenses, Income Tax Items, Dispositions and Other Items—2014 Compared with 2013—Dispositions” herein).

Investments, Other Revenues, Non-interest Expenses, Income Tax Items, Dispositions and Other Items.

2015 Compared with 2014.

Investments.

•	Net investment gains of $274 million in 2015 increased 14% from the prior year driven by gains on business related investments.

Other.

•

Other revenues of $221 million in 2015 decreased 68% from the prior year primarily due to the absence of gains realized on certain assets sold in 2014 (see Note 1 to the consolidated financial statements in Item 8) and markdowns and provisions on loans held for sale and held for investment, respectively.

Non-interest Expenses.

Non-interest expenses of $13,282 million in 2015 decreased 22% from the prior year driven by a 25% reduction in Non-compensation expenses and a 17% reduction in Compensation and benefits expenses.

•

Compensation and benefits expenses decreased primarily due to the 2014 compensation actions, a decrease in the fair value of deferred compensation plan referenced investments, and a decrease in the level of discretionary incentive compensation in 2015 (see also “Supplemental Financial Information and Disclosures—Discretionary Incentive Compensation” herein).

•	Non-compensation expenses decreased primarily due to lower litigation expenses.

Income Tax Items.

In 2015, the Company recognized in Provision for (benefit from) income taxes net discrete tax benefits of $564 million. These net discrete tax benefits were primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the Company’s legal entity organization in the U.K.

Dispositions.

On November 1, 2015, the Company completed the sale of its global oil merchanting unit of the commodities division to Castleton Commodities International LLC. The loss on sale of approximately $71 million was recognized in Other revenues.

2014 Compared with 2013.

Investments.

•

Net investment gains of $240 million in 2014 decreased 66% from the prior year reflecting a gain recorded in 2013 related to the disposition of an investment in an insurance broker, and lower gains on principal investments and investments associated with the deferred compensation and co-investment plans in 2014.

Other.

•

Other revenues of $684 million remained unchanged. The results in 2014 included lower income from the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) compared with 2013 (see “Other Items—Japanese Securities Joint Venture” herein and Note 8 to the consolidated financial statements in

Item 8). In 2014, Other revenues also included gains realized on certain assets sold (see Note 1 to the consolidated financial statements in Item 8).

Non-interest Expenses.

Non-interest expenses of $16,929 million in 2014 increased 16% from the prior year primarily due to higher legal expenses and higher compensation expenses.

•

Compensation and benefits expenses increased primarily due to the 2014 compensation actions and an increase in base salaries and fixed allowances partially offset by a decrease in the fair value of deferred compensation plan referenced investments (see also “Supplemental Financial Information and Disclosures—Discretionary Incentive Compensation” herein).

•

Non-compensation expenses increased primarily due to higher legal expenses related to certain legacy residential mortgage-backed securities and credit crisis-related matters (see “Supplemental Financial Information and Disclosures—Legal” herein and “Contingencies—Legal” in Note 12 to the consolidated financial statements in Item 8).

Income Tax Items.

In 2014, the Company recognized in Provision for (benefit from) income taxes net discrete tax benefits of $839 million. This included net discrete tax benefits of: $612 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination, and $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. In addition, the Company’s Provision for (benefit from) income taxes for the business segment was impacted by approximately $900 million of tax provision as a result of non-deductible expenses related to litigation and regulatory matters.

In 2013, the Company recognized in Provision for (benefit from) income taxes net discrete tax benefits of $407 million. This included net discrete tax benefits of: $161 million related to the remeasurement of reserves and related interest associated with new information regarding the status of a multi-year tax authority examination; $92 million related to the establishment of a previously unrecognized deferred tax asset from a legal entity reorganization; $73 million that is attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries; and $81 million due to the retroactive effective date of the American Taxpayer Relief Act of 2012 (the “Relief Act”). For a further discussion of the Relief Act, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

Dispositions.

On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc., a U.S.-based oil storage, marketing and transportation company, as well as related physical inventory and the assumption of its obligations under certain terminal storage contracts, to NGL Energy Partners LP. The gain on sale of $112 million is recorded in Other revenues.

On March 27, 2014, the Company completed the sale of Canterm Canadian Terminals Inc., a public storage terminal operator for refined products with two distribution terminals in Canada. The gain on sale was approximately $45 million and is recorded in Other revenues.

Other Items.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest in MUMSS.

To the extent that losses incurred by MUMSS result in a requirement to restore its capital level, MUFG is solely responsible for providing this additional capital to a minimum level, whereas the Company is not obligated to contribute additional capital to MUMSS. To the extent that MUMSS is required to increase its capital level due to factors other than losses, such as changes in regulatory requirements, both MUFG and the Company are required to contribute the necessary capital based upon their economic interest as set forth above.

See Note 8 to the consolidated financial statements in Item 8 for further information.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests primarily relate to MUFG interest in Morgan Stanley MUFG Securities Co., Ltd.

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

				% Change from Prior Year:
	2015	2014	2013	2015	2014
	(dollars in millions)
Revenues:
Investment banking	$623	$791	$923	(21)%	(14)%
Trading	731	957	1,161	(24)%	(18)%
Investments	18	9	14	100%	(36)%
Commissions and fees	1,981	2,127	2,209	(7)%	(4)%
Asset management, distribution and administration fees	8,536	8,345	7,571	2%	10%
Other	255	320	390	(20)%	(18)%

Total non-interest revenues	12,144	12,549	12,268	(3)%	2%

Interest income	3,105	2,516	2,100	23%	20%
Interest expense	149	177	225	(16)%	(21)%

Net interest	2,956	2,339	1,875	26%	25%

Net revenues	15,100	14,888	14,143	1%	5%

Compensation and benefits	8,595	8,825	8,265	(3)%	7%
Non-compensation expenses	3,173	3,078	3,274	3%	(6)%

Total non-interest expenses	11,768	11,903	11,539	(1)%	3%

Income from continuing operations before income taxes	3,332	2,985	2,604	12%	15%
Provision for (benefit from) income taxes	1,247	(207)	910	N/M	N/M

Income from continuing operations	2,085	3,192	1,694	(35)%	88%

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	(1)	N/M	(100)%
Provision for (benefit from) income taxes	—	—	—	N/M	N/M

Income (loss) from discontinued operations	—	—	(1)	N/M	(100)%

Net income	2,085	3,192	1,693	(35)%	89%
Net income applicable to redeemable noncontrolling interests	—	—	221	N/M	(100)%

Net income applicable to Morgan Stanley	$2,085	$3,192	$1,472	(35)%	N/M

Amounts applicable to Morgan Stanley:
Income from continuing operations	$2,085	$3,192	$1,473	(35)%	N/M
Income (loss) from discontinued operations	—	—	(1)	N/M	(100)%

Net income applicable to Morgan Stanley	$2,085	$3,192	$1,472	(35)%	N/M

N/M—Not Meaningful.

Transactional Revenues.

Transactional Revenues.

				% Change from Prior Year:
	2015	2014	2013	2015	2014
	(dollars in millions)
Investment banking	$623	$791	$923	(21)%	(14)%
Trading	731	957	1,161	(24)%	(18)%
Commissions and fees	1,981	2,127	2,209	(7)%	(4)%

Transactional revenues	$3,335	$3,875	$4,293	(14)%	(10)%

2015 Compared with 2014.

Transactional revenues of $3,335 million in 2015 decreased 14% from the prior year due to lower revenues in each of Trading, Investment banking and Commissions and fees.

•	Investment banking revenues decreased primarily due to lower revenues from the distribution of underwritten offerings.

•	Trading revenues decreased primarily due to losses related to investments associated with certain employee deferred compensation plans and lower revenues from fixed income products.

•	Commissions and fees decreased primarily due to lower revenues from equity, mutual fund and annuity products partially offset by higher revenues from alternatives asset classes.

2014 Compared with 2013.

Transactional revenues of $3,875 million in 2014 decreased 10% from the prior year due to lower revenues in each of Trading, Investment banking and Commissions and fees.

•	Investment banking revenues decreased primarily due to lower levels of underwriting activity in closed-end funds partially offset by higher revenues from structured products.

•	Trading revenues decreased primarily as a result of lower gains related to investments associated with certain employee deferred compensation plans and lower revenues from fixed income products.

•	Commissions and fees revenues decreased primarily due to lower equity, insurance and mutual fund activity.

Net Revenues.

2015 Compared with 2014.

Asset Management.

•

Asset management, distribution and administration fees of $8,536 million in 2015 increased 2% from the prior year primarily due to higher fee-based revenues that resulted from positive flows and higher average market values over 2015 as compared with the average market values during 2014 (see “Statistical Data” herein). The increase in fee-based revenues was partially offset by lower referral fees from the bank deposit program, reflecting the completion of the transfer of the deposits from Citigroup Inc. (“Citi”) to the Company (see Note 10 to the consolidated financial statements in Item 8).

Net Interest.

•	Net interest of $2,956 million in 2015 increased 26% from the prior year primarily due to higher balances in the bank deposit program and growth in loans and lending commitments.

Other.

•

Other revenues of $255 million in 2015 decreased 20% from the prior year primarily due to a $40 million gain on sale of a retail property space in the prior year and an increase in the allowance for credit losses in 2015.

Non-interest Expenses.

Non-interest expenses of $11,768 million in 2015 decreased 1% from the prior year primarily due to lower Compensation and benefit expenses partially offset by higher Non-compensation expenses.

•

Compensation and benefits expenses decreased primarily due to the 2014 compensation actions, a decrease in the fair value of deferred compensation plan referenced investments and a decrease in the level of discretionary incentive compensation in 2015 (see also “Supplemental Financial Information and Disclosures—Discretionary Incentive Compensation” herein).

•

Non-compensation expenses increased primarily due to an increase in Professional services, resulting from increased consulting and legal fees partially offset by a provision related to a rescission offer in the prior year. Other expenses in 2014 included $50 million related to a rescission offer to Wealth Management clients who may not have received a prospectus for certain securities transactions, for which delivery of a prospectus was required.

2014 Compared with 2013.

Net Revenues.

Asset Management.

•

Asset management, distribution and administration fees of $8,345 million in 2014 increased 10% from the prior year primarily due to higher fee-based revenues partially offset by lower revenues from referral fees from the bank deposit program. The referral fees for deposits placed with Citi-affiliated depository institutions declined to $81 million in 2014 from $240 million in 2013, reflecting the transfer of deposits to the Company from Citi.

Net Interest.

•

Net interest of $2,339 million in 2014 increased 25% from the prior year primarily due to higher lending balances and growth in loans and lending commitments in Portfolio Loan Account (“PLA”) securities-based lending products.

Other.

•

Other revenues of $320 million in 2014 decreased 18% from the prior year primarily as a result of a gain on sale of the U.K. operation of the Global Stock Plan Services business in 2013 and lower account fees. The results for Other revenues in 2014 included a $40 million gain on sale of a retail property space.

Non-interest Expenses.

Non-interest expenses of $11,903 million in 2014 increased 3% from the prior year primarily due to higher Compensation and benefit expenses partially offset by lower Non-compensation expenses.

•	Compensation and benefits expenses increased primarily due to a higher formulaic payout to Wealth Management representatives linked to higher net revenues and an increase in base salaries.

•

Non-compensation expenses decreased in 2014 primarily driven by technology write-offs and an impairment expense related to certain intangible assets (management contracts) associated with alternative investments funds in 2013, lower intangible amortization and a lower Federal Deposit Insurance Corporation (“FDIC”) assessment on deposits partially offset by a provision in 2014 related to a rescission offer to Wealth Management clients.

Income Tax Items.

In 2014, the Company recognized in Provision for (benefit
from) income taxes net discrete tax benefits of $1,390 million due to the release of a deferred tax liability as a result of an internal restructuring to simplify the Company’s legal entity organization. For a further discussion of these net discrete tax benefits, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

Statistical Data.

Financial Information and Statistical Data (dollars in billions, except where noted).

At December
31, 2015

At December
31, 2014

Client assets

$
1,985

$
2,025

Fee-based client assets(1)

$
795

$
785

Fee-based client assets as a percentage of total client assets

40%

39%

Client liabilities(2)

$
64

$
51

Bank deposit program(3)

$
149

$
137

Investment securities portfolio

$
57.9

$
57.3

Loans and lending commitments

$
55.3

$
42.7

Wealth Management representatives

15,889

16,076

Retail locations

608

622

2015

2014

2013

Annual revenues per representative (dollars in thousands)(4)

$
950

$
914

$
863

Client assets per representative (dollars in millions)(5)

$
125

$
126

$
116

Fee-based asset flows(6)

$
46.3

$
58.8

$
51.9

(1)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(2)	Client liabilities include securities-based and tailored lending, home loans and margin lending.
(3)

Balances in the bank deposit program included deposits held by Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) of $149 billion and $128 billion at December 31, 2015 and December 31, 2014, respectively, with the remainder at December 31, 2014 held at Citi-affiliated FDIC insured depositories. At June 30, 2015, the transfer of deposits from Citi to the Company was completed. See Note 10 to the consolidated financial statements in Item 8 for further discussion of the Company’s customer deposits previously held by Citi.

(4)	Annual revenues per representative equal the Wealth Management business segment’s annual revenues divided by the average representative headcount.
(5)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(6)	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude cash management-related activity.

Total client liability balances increased to $64 billion at December 31, 2015 from $51 billion at December 31, 2014, primarily due to growth in PLA and Liquidity Access Line (“LAL”) securities-based lending products and residential real estate loans. The loans and lending commitments in the Wealth Management business segment continued to grow in 2015, and the Company expects this trend to continue. See “Supplemental Financial Information and Disclosures—U.S. Bank Subsidiaries Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Lending Activities” in Item 7A.

Fee-Based Client Assets.

Wealth Management earns fees based on a contractual percentage of fee-based client assets related to certain account types that are offered to Wealth Management clients. These fees, which the Company records in the Asset management, distribution and administrative fees line on its income statement, are earned based on the client assets in the specific account types in which the client participates and are generally not driven by asset class. For most account types, fees are billed in the first month of each quarter based on the related client assets as of the end of the prior quarter. Across the account types, the fees will vary based on both the distinct services provided within each account type and on the level of household assets under supervision in Wealth Management.

Fee-Based Client Assets Activity and Average Fee Rate by Account Type.

	At December 31, 2014	Inflows	Outflows	Market Impact	At December 31, 2015	Average for the Year Ended December 31, 2015
						Fee Rate(1)
	(dollars in billions)					(in bps)
Separately managed accounts(2)	$285	$42	$(32)	$(12)	$283	34
Unified managed accounts	93	29	(14)	(3)	105	113
Mutual fund advisory	31	3	(6)	(3)	25	121
Representative as advisor	119	29	(25)	(8)	115	89
Representative as portfolio manager	241	58	(38)	(9)	252	104

Subtotal	$769	$161	$(115)	$(35)	$780	76
Cash management	16	9	(10)	—	15	6

Total fee-based client assets	$785	$170	$(125)	$(35)	$795	74

	At December 31, 2013	Inflows	Outflows	Market Impact	At December 31, 2014	Average for the Year Ended December 31, 2014
						Fee Rate(1)
	(dollars in billions)					(in bps)
Separately managed accounts(2)	$260	$41	$(31)	$15	$285	35
Unified managed accounts	78	24	(11)	2	93	116
Mutual fund advisory	34	5	(8)	—	31	121
Representative as advisor	111	30	(23)	1	119	90
Representative as portfolio manager	201	60	(28)	8	241	106

Subtotal	$684	$160	$(101)	$26	$769	77
Cash management	13	12	(9)	—	16	6

Total fee-based client assets	$697	$172	$(110)	$26	$785	75

	At December 31, 2012	Inflows	Outflows	Market Impact/ Other (3)	At December 31, 2013	Average for the Year Ended December 31, 2013
						Fee Rate(1)
	(dollars in billions)					(in bps)
Separately managed accounts(2)	$195	$43	$(32)	$54	$260	37
Unified managed accounts	61	19	(10)	8	78	120
Mutual fund advisory	31	5	(6)	4	34	121
Representative as advisor	94	28	(21)	10	111	91
Representative as portfolio manager	160	51	(25)	15	201	109

Subtotal	$541	$146	$(94)	$91	$684	78
Cash management	13	6	(6)	—	13	6

Total fee-based client assets	$554	$152	$(100)	$91	$697	77

bps—Basis points.

(1)	Average fee rate is for the year ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
(2)	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
(3)	Effective in 2013, client assets include certain additional non-custodied assets as a result of the completion of the platform conversion between the Company and Citi.

•	Inflows—include new accounts, account transfers, deposits, dividends and interest.

•	Outflows—include closed or terminated accounts, account transfers, withdrawals and client fees.

•	Market impact—includes realized and unrealized gains and losses on portfolio investments.

60

•

Separately managed accounts—Accounts by which third-party asset managers are engaged to manage clients’ assets with investment decisions made by the asset manager. One third-party asset manager strategy can be held per account.

•

Unified managed accounts—Accounts that provide the client with the ability to combine separately managed accounts, mutual funds and exchange traded funds all in one aggregate account. Unified managed accounts can be client-directed, financial advisor-directed or Company-directed (with “directed” referring to the investment direction or decision/discretion/power of attorney).

•	Mutual fund advisory—Accounts that give the client the ability to systematically allocate assets across a wide range of mutual funds. Investment decisions are made by the client.

•

Representative as advisor—Accounts where the investment decisions must be approved by the client and the financial advisor must obtain approval each time a change is made to the account or its investments.

•

Representative as portfolio manager—Accounts where a financial advisor has discretion (contractually approved by the client) to make ongoing investment decisions without the client’s approval for each individual change.

•

Cash management—Accounts where the financial advisor provides discretionary cash management services to institutional clients whereby securities or proceeds are invested and reinvested in accordance with the client’s investment criteria. Generally, the portfolio will be invested in short-term fixed income and cash equivalent investments.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

				% Change from Prior Year:
	2015	2014	2013	2015	2014
	(dollars in millions)
Revenues:
Investment banking	$1	$5	$11	(80)%	(55)%
Trading	(1)	(19)	41	95%	N/M
Investments	249	587	1,056	(58)%	(44)%
Commissions and fees	1	—	—	N/M	N/M
Asset management, distribution and administration fees	2,049	2,049	1,920	—	7%
Other	32	106	32	(70)%	N/M

Total non-interest revenues	2,331	2,728	3,060	(15)%	(11)%

Interest income	2	2	9	—	(78)%
Interest expense	18	18	10	—	80%

Net interest	(16)	(16)	(1)	—	N/M

Net revenues	2,315	2,712	3,059	(15)%	(11)%

Compensation and benefits	954	1,213	1,189	(21)%	2%
Non-compensation expenses	869	835	862	4%	(3)%

Total non-interest expenses	1,823	2,048	2,051	(11)%	—

Income from continuing operations before income taxes	492	664	1,008	(26)%	(34)%
Provision for income taxes	128	207	307	(38)%	(33)%

Income from continuing operations	364	457	701	(20)%	(35)%

Discontinued operations:
Income from discontinued operations before income taxes	1	7	9	(86)%	(22)%
Provision for (benefit from) income taxes	—	2	—	(100)%	N/M

Income from discontinued operations	1	5	9	(80)%	(44)%

Net income	365	462	710	(21)%	(35)%
Net income applicable to nonredeemable noncontrolling interests	19	91	182	(79)%	(50)%

Net income applicable to Morgan Stanley	$346	$371	$528	(7)%	(30)%

Amounts applicable to Morgan Stanley:
Income from continuing operations	$345	$366	$519	(6)%	(29)%
Income from discontinued operations	1	5	9	(80)%	(44)%

Net income applicable to Morgan Stanley	$346	$371	$528	(7)%	(30)%

N/M—Not Meaningful.

2015 Compared with 2014.

Net Revenues.

Investments.

•

Investments of $249 million in 2015 decreased 58% from the prior year reflecting the reversal of previously accrued carried interest associated with Asia Private Equity and additional net markdowns on principal investments.

Asset Management, Distribution and Administration Fees.

•

Asset management, distribution and administration fees were unchanged from the prior year as the impact of positive net flows was offset by a shift in the asset class mix from equity and fixed income products to liquidity products, (see “Statistical Data” herein).

Other.

•	Other revenues of $32 million in 2015 decreased 70% from the prior year due to lower revenues associated with the Company’s minority investment in certain third-party investment managers.

Non-interest Expenses.

Non-interest expenses of $1,823 million in 2015 decreased 11% from the prior year primarily due to lower Compensation and benefit expenses partially offset by higher Non-compensation expenses.

•

Compensation and benefits expenses decreased primarily due to the 2014 compensation actions, a decrease in deferred compensation associated with carried interest and a decrease in the level of incentive compensation in 2015 (see also “Supplemental Financial Information and Disclosures—Discretionary Incentive Compensation” herein).

•

Non-compensation expenses increased primarily due to higher Brokerage and clearing, Professional services, resulting from higher consulting and legal fees and Information processing and communications expenses.

2014 Compared with 2013.

Trading.

•	Trading losses of $19 million in 2014 compared with gains of $41 million in 2013 primarily reflected losses related to certain consolidated real estate funds sponsored by the Company.

Investments.

•

Investments of $587 million in 2014 decreased 44% from the prior year primarily related to lower net investment gains, lower carried interest in the Merchant Banking and Real Estate Investing businesses and lower gains from investments in the Company’s employee deferred compensation and co-investment plans. 2014 results were also negatively impacted by the deconsolidation in the second quarter of 2014 of certain legal entities associated with a real estate fund sponsored by the Company.

Asset Management, Distribution and Administration Fees.

•

Asset management, distribution and administration fees of $2,049 million in 2014 increased 7% from the prior year primarily reflected higher management and administration revenues as a result of higher average assets under management (“AUM”), (see “Statistical Data” herein).

Other.

•

Other revenues of $106 million in 2014 increased from $32 million in 2013 primarily due to higher revenues associated with the Company’s minority investment in certain third-party investment managers and a $17 million gain on sale of a retail property space.

Non-interest Expenses.

Non-interest expenses of $2,048 million were essentially unchanged from 2013.

•

Compensation and benefits expenses increased due to the 2014 compensation actions and increases in salaries partially offset by a decrease in the fair value of deferred compensation plan referenced investments (see also “Supplemental Financial Information and Disclosures—Discretionary Incentive Compensation” herein).

•

Non-compensation expenses decreased primarily due to an impairment expense related to certain intangible assets (management contracts) associated with alternative investments funds in 2013 and the result of lower consumption taxes in the European Union.

Other Items.

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests are primarily related to the consolidation of certain real estate funds sponsored by the Company. Investment gains (losses) associated with nonredeemable noncontrolling interests in these consolidated funds were $14 million, $104 million and $151 million in 2015, 2014 and 2013, respectively. Nonredeemable noncontrolling interests decreased in 2015 primarily due to the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company in the second quarter 2015.

Statistical Data.

Assets Under Management or Supervision and Average Fee Rate by Asset Class.

	At December 31, 2014	Inflows (1)	Outflows	Distributions	Market Impact	Foreign Currency Impact	At December 31, 2015	Average for the Year Ended December 31, 2015
								AUM	Fee Rate

	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$141	$33	$(44)	$—	$(2)	$(2)	$126	$136	70
Fixed income	65	21	(23)	—	(1)	(2)	60	63	32
Liquidity	128	1,259	(1,238)	—	—	—	149	136	9
Alternatives(2)	36	4	(3)	(1)	—	—	36	36	61
Managed Futures	3	—	—	—	—	—	3	3	111

Total Traditional Asset Management	373	1,317	(1,308)	(1)	(3)	(4)	374	374	41
Merchant Banking and Real Estate Investing(2)	30	6	(1)	(5)	2	—	32	31	106

Total assets under management or supervision	$403	$1,323	$(1,309)	$(6)	$(1)	$(4)	$406	$405	46

Shares of minority stake assets	7						8	7

	At December 31, 2013				Market Impact	Foreign Currency Impact	At December 31, 2014	Average for the Year Ended December 31, 2014
		Inflows	Outflows	Distributions				AUM	Fee Rate

	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$140	$33	$(34)	$(1)	$5	$(2)	$141	$145	69
Fixed income	60	26	(20)	—	1	(2)	65	63	32
Liquidity	112	963	(945)	—	(2)	—	128	119	8
Alternatives(2)	31	6	(2)	—	1	—	36	34	65
Managed Futures	4	—	(1)	—	—	—	3	3	122

Total Traditional Asset Management	347	1,028	(1,002)	(1)	5	(4)	373	364	43
Merchant Banking and Real Estate Investing(2)	30	8	(7)	(2)	1	—	30	30	104

Total assets under management or supervision	$377	$1,036	$(1,009)	$(3)	$6	$(4)	$403	$394	47

Shares of minority stake assets	6						7	7

	At December 31, 2012				Market Impact	Foreign Currency Impact	At December 31, 2013	Average for the Year Ended December 31, 2013
		Inflows	Outflows	Distributions				AUM	Fee Rate

	(dollars in billions)								(in bps)
Traditional Asset Management:
Equity	$120	$29	$(30)	$—	$22	$(1)	$140	$130	65
Fixed income	62	27	(27)	—	—	(2)	60	61	34
Liquidity	100	742	(730)	—	—	—	112	104	10
Alternatives(2)	27	5	(2)	(1)	2	—	31	29	65
Managed Futures	5	—	(1)	—	—	—	4	5	125

Total Traditional Asset Management	314	803	(790)	(1)	24	(3)	347	329	43
Merchant Banking and Real Estate Investing(2)	29	5	(3)	(3)	2	—	30	29	96

Total assets under management or supervision	$343	$808	$(793)	$(4)	$26	$(3)	$377	$358	47

Shares of minority stake assets	5						6	6

bps—Basis points.

(1)	Includes $4.6 billion related to the transfer of certain equity portfolio managers and their portfolios from the Wealth Management business segment to the Investment Management business segment.
(2)

Assets under management or supervision for Merchant Banking and Real Estate Investing and Alternatives reflect the basis on which management fees are earned. This calculation excludes AUM where no management fees are earned or where the fair value of these assets, including lending commitments, differs from the basis on which management fees are earned. Including these assets, AUM at December 31, 2015 and December 31, 2014 for Merchant Banking and Real Estate Investing were $44 billion and $42 billion, respectively, and for Alternatives were $39 billion and $39 billion, respectively.

•

Inflows—represent investments or commitments from new and existing clients in new or existing investment products, including reinvestments of client dividends and increases in invested capital. Excludes the impact of exchanges occurring whereby a client changes positions within the same asset class.

•

Outflows—represent redemptions from clients’ funds, transition of funds from the committed capital period to the invested capital period and decreases in invested capital. Excludes the impact of exchanges occurring whereby a client changes positions within the same asset class.

•	Distributions—represent decreases in invested capital due to returns of capital after the investment period of a fund. It also includes fund dividends for which the client has not elected to reinvest.

•	Market impact—includes realized and unrealized gains and losses on portfolio investments. This excludes any funds where market impact does not impact management fees.

•	Foreign currency impact—reflects foreign currency changes for non-U.S. dollar denominated funds.

•

Average fee rate—based on asset management and administration fees, net of waivers. It excludes performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the consolidated statements of income.

•	Alternatives asset class—includes a range of investment products such as funds of hedge funds, funds of private equity funds and funds of real estate funds.

•	Shares of minority stake assets—represent the Investment Management business segment’s proportional share of assets managed by entities in which it owns a minority stake.

Supplemental Financial Information and Disclosures.

Legal.

The Company incurred legal expenses of $563 million in 2015, $3,364 million in 2014 and $1,941 million in 2013. Legal expenses are included in Other expenses in the consolidated statements of income.

Legal expenses incurred in 2015 were primarily related to increases in reserves for the settlement of a credit default swap antitrust litigation matter and for legacy residential mortgage-backed securities matters. The legal expenses incurred in 2014 and 2013 were principally due to reserve additions and settlements related to legacy residential mortgage-backed securities and credit crisis related matters, including in 2014 the Company’s $2,600 million agreement with the United States Department of Justice, Civil Division, which was reached on February 25, 2015 and finalized on February 10, 2016 (see “Contingencies—Legal” in Note 12 to the consolidated financial statements in Item 8).

The Company’s future legal expenses may fluctuate from period to period given the current environment regarding government investigations and private litigation affecting global financial services firms, including the Company.

U.S. Bank Subsidiaries.

The Company provides loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through its U.S. Bank Subsidiaries. The lending activities in the Institutional Securities business segment include corporate lending activities, in which the Company provides loans or lending commitments to certain corporate clients, and other lending activities. The lending activities in the Wealth Management business segment primarily include securities-based lending that allows clients to borrow money against the value of qualifying securities and also include residential real estate loans. The Company expects its lending activities to continue to grow through further penetration of the Institutional Securities and Wealth Management business segments’ client base. For a further discussion of credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” in Item 7A. Also see Notes 7 and 12 to the consolidated financial statements in Item 8 for additional information about loans and lending commitments, respectively.

U.S. Bank Subsidiaries’ Supplemental Financial Information Excluding Transactions with Affiliated Entities.

	At December 31, 2015	At December 31, 2014
	(dollars in billions)
U.S. Bank Subsidiaries assets	$174.2	$151.2
U.S. Bank Subsidiaries investment securities portfolio(1)	$57.9	$57.3
Wealth Management U.S. Bank Subsidiaries data:
Securities-based lending and other loans(2)	$28.6	$22.0
Residential real estate loans	20.9	15.8

Total	$49.5	$37.8

Institutional Securities U.S. Bank Subsidiaries data:
Corporate Lending	$10.0	$9.6
Other lending(3):
Corporate loans	$12.9	$8.0
Wholesale real estate loans and other loans	8.9	8.6

Total other loans	$21.8	$16.6

Total	$31.8	$26.2

(1)

The U.S. Bank Subsidiaries investment securities portfolio includes AFS investment securities of $53.0 billion at December 31, 2015 and $57.2 billion at December 31, 2014. The remaining balance represents HTM investment securities.

(2)	Other loans primarily include tailored lending.
(3)

Other lending includes activities related to commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to equities and commodities customers, and loans to municipalities.

Income Tax Matters.

The effective tax rate from continuing operations was 25.9% for 2015. Included in this rate were net discrete tax benefits of $564 million, primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the legal entity organization in the U.K. Excluding these net discrete tax benefits, the effective tax rate from continuing operations for 2015 would have been 32.5%, which is reflective of the geographic mix of earnings.

The effective tax rate from continuing operations was a benefit of 2.5% for 2014. Included in this rate were net discrete tax benefits of $2,226 million. These net discrete tax benefits consisted of: $1,380 million primarily due to the release of a deferred tax liability, previously established as part of the acquisition of Smith Barney in 2009 through a charge to Additional paid-in capital, as a result of the legal entity restructuring that included a change in tax status of Morgan Stanley Smith Barney Holdings LLC from a partnership to a corporation; $609 million principally associated with the remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination; and $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. Excluding these net discrete tax benefits, the effective tax rate from continuing operations for 2014 would have been 59.5%, which is primarily attributable to approximately $900 million of tax provision from non-deductible expenses for litigation and regulatory matters.

The effective tax rate from continuing operations was 19.8% for 2013. Included in this rate were net discrete tax benefits of $407 million. These net discrete tax benefits consisted of: $161 million related to the remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination; $92 million related to the establishment of a previously unrecognized deferred tax asset from a legal entity reorganization; $73 million attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries; and $81 million due to the enactment of the Relief Act, which retroactively extended a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside the U.S. until such income is repatriated to the U.S. as a dividend. Excluding these net discrete tax benefits, the effective tax rate from continuing operations for 2013 would have been 28.7%, which is reflective of the geographic mix of earnings.

Discretionary Incentive Compensation.

On December 1, 2014, the Compensation, Management Development and Succession Committee (“CMDS Committee”) of the Company’s Board of Directors (the “Board”) approved an approach for awards of discretionary incentive compensation for the 2014 performance year to be granted in 2015 that would reduce the average deferral of such awards to an approximate baseline of 50%. Additionally, the CMDS Committee approved the acceleration of vesting for certain outstanding deferred cash-based incentive compensation awards. The deferred cash-based incentive compensation awards subject to accelerated vesting will be distributed on their regularly scheduled future distribution dates and will continue to be subject to cancellation and clawback provisions. The following table presents the increase in Compensation and benefits expense for the Company and each of the business segments as a result of these actions in 2014 (“2014 compensation actions”).

2014 Compensation and Benefits Expense.

	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
2014 compensation and benefits expense before fourth quarter actions(1)	$6,882	$8,737	$1,068	$16,687
Fourth quarter actions:
Change in 2014 level of deferrals(2)	610	66	80	756
Acceleration of prior-year cash-based deferred awards(3)	294	22	65	381

Fourth quarter actions total	$904	$88	$145	$1,137

2014 compensation and benefits expense	$7,786	$8,825	$1,213	$17,824

68

(1)

Amount represents compensation and benefits expense at pre-adjustment accrual levels (i.e., at an approximate average baseline 74% deferral rate and with no acceleration of cash-based award vesting that was utilized for the first three quarters of 2014).

(2)	Amounts reflect reduction in deferral level from an approximate average baseline of 74% to an approximate average baseline of 50%.
(3)	Amounts represent acceleration of vesting for certain cash-based awards.

Accounting Development Updates.

Thus far in 2016, the Financial Accounting Standards Board (the “FASB”) issued the following accounting update, which applies to the Company:

•

Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance is effective for the Company beginning January 1, 2018. Early adoption is permitted for a specific component in the accounting standard, in which the Company would present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the Company has elected to measure the liability at fair value in accordance with the fair value option for financial instruments (i.e., DVA). This accounting update is currently being evaluated to determine the potential impact of adoption.

During 2015 and 2014, the FASB issued the following accounting updates, which apply to the Company, but they are not expected to have a material impact on the consolidated financial statements:

•	Simplifying the Accounting for Measurement-Period Adjustments.

•	Simplifying the Presentation of Debt Issuance Costs.

•	Amendments to the Consolidation Analysis.

•	Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.

•	Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

•	Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity.

•	Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.

During 2014, the FASB also issued the following accounting update:

•

Revenue from Contracts with Customers. In May 2014, the FASB issued an accounting update to clarify the principles of revenue recognition, to develop a common revenue recognition standard across all industries for U.S. GAAP and International Financial Reporting Standards and to provide enhanced disclosures for users of the financial statements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB voted to propose a deferral of the effective date of this accounting update by one year to January 1, 2018. Additionally, the FASB permits an entity to adopt this accounting update early but not before the original effective date, beginning January 1, 2017. This accounting update is currently being evaluated to determine the potential impact of adoption.

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

Fair Value.

Financial Instruments Measured at Fair Value.

A significant number of the Company’s financial instruments are carried at fair value. The Company makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the consolidated financial statements. These assets and liabilities include, but are not limited to:

•	Trading assets and Trading liabilities;

•	AFS securities;

•	Securities received as collateral and Obligation to return securities received as collateral;

•	Certain Securities purchased under agreements to resell;

•	Certain Deposits, primarily structured certificates of deposits;

•	Certain Short-term borrowings, primarily structured notes;

•	Certain Securities sold under agreements to repurchase;

•	Certain Other secured financings; and

•	Certain Long-term borrowings, primarily structured notes.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the relevant observable inputs be used when available. The hierarchy is broken down into three levels, wherein Level 1 uses quoted prices in active markets, Level 2 uses valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and, therefore, require the greatest use of judgment. In periods of market disruption, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be recategorized from Level 1 to Level 2 or Level 2 to Level 3. In addition, a downturn in market conditions could lead to declines in the valuation of many instruments. For further information on the valuation process, fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, and quantitative information about and sensitivity of significant unobservable inputs used in Level 3 fair value measurements, see Notes 2 and 3 to the consolidated financial statements in Item 8.

The Company incorporates FVA into the fair value measurements of OTC uncollateralized or partially collateralized derivatives and in collateralized derivatives where the terms of the agreement do not permit the reuse of the collateral received.

For a further discussion of valuation adjustments applied by the Company, see Note 2 to the consolidated financial statements in Item 8.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis.

At December 31, 2015 and December 31, 2014, certain of the Company’s assets and liabilities were measured at fair value on a non-recurring basis, primarily relating to loans, other investments, premises, equipment and software costs, intangible assets, other assets and other liabilities, and accrued expenses. The Company incurs losses or gains for any adjustments of these assets to fair value. A downturn in market conditions could result in impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches. The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.

See Note 3 to the consolidated financial statements in Item 8 for further information on assets and liabilities that are measured at fair value on a non-recurring basis.

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

Intangible Assets.

Amortizable intangible assets are amortized over their estimated useful life and are reviewed for impairment on an interim basis when certain events or circumstances exist. An impairment exists when the carrying amount of the intangible asset exceeds its fair value. An impairment loss will be recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the expected undiscounted cash flows.

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

See Notes 2, 3 and 9 to the consolidated financial statements in Item 8 for additional information about goodwill and intangible assets.

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

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business and involving, among other matters, sales and trading activities, financial products or offerings sponsored, underwritten or sold by the Company, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

Accruals for litigation and regulatory proceedings are generally determined on a case-by-case basis. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. For certain legal proceedings and investigations, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued. For certain other legal proceedings and investigations, the Company cannot reasonably estimate such losses, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and by addressing novel or unsettled legal questions relevant to the proceedings or investigations in question, before a loss or additional loss or range of loss or additional range of loss can be reasonably estimated for a proceeding or investigation.

Significant judgment is required in deciding when and if to make these accruals and the actual cost of a legal claim or regulatory fine/penalty may ultimately be materially different from the recorded accruals.

See Note 12 to the consolidated financial statements in Item 8 for additional information on legal proceedings.

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

The Company’s provision for income taxes is composed of current and deferred taxes. Current income taxes approximate taxes to be paid or refunded for the current period. The Company’s deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s deferred tax balances also include deferred assets related to tax attribute carryforwards, such as net operating losses and tax credits that will be realized through reduction of future tax liabilities and, in some cases, are subject to expiration if not utilized within certain periods. The Company performs regular reviews to ascertain whether deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income and incorporate various tax planning strategies, including strategies that may be available to tax attribute carryforwards before they expire. Once the deferred tax asset balances have been determined, the Company may record a valuation allowance against the deferred tax asset balances to reflect the amount of these balances (net of valuation allowance) that the Company estimates it is more likely than not to realize at a future date. Both current and deferred income taxes could reflect adjustments related to the Company’s unrecognized tax benefits.

Significant judgment is required in estimating the consolidated provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance, if any), accrued interest or penalties and uncertain tax positions. Revisions in estimates and/or the actual costs of a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any.

See Note 2 to the consolidated financial statements in Item 8 for additional information on the Company’s significant assumptions, judgments and interpretations associated with the accounting for income taxes and Note 20 to the consolidated financial statements in Item 8 for additional information on the Company’s tax examinations.

Liquidity and Capital Resources.

The Company’s senior management establishes liquidity and capital policies. Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of the Company’s asset and liability position. The Treasury Department, Firm Risk Committee, Asset and Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its consolidated statements of financial condition, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board’s Risk Committee.

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

Total Assets for the Company’s Business Segments.

	At December 31, 2015
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents	$22,356	$31,216	$511	$54,083
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	28,663	2,806	—	31,469
Trading assets	224,949	883	2,448	228,280
Investment securities	14,124	57,858	1	71,983
Securities received as collateral	11,225	—	—	11,225
Securities purchased under agreements to resell	83,205	4,452	—	87,657
Securities borrowed	141,971	445	—	142,416
Customer and other receivables	23,390	21,406	611	45,407
Loans, net of allowance	36,237	49,522	—	85,759
Other assets(1)	16,594	11,120	1,472	29,186

Total assets	$602,714	$179,708	$5,043	$787,465

	At December 31, 2014
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents	$23,161	$23,363	$460	$46,984
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	37,841	2,766	—	40,607
Trading assets	252,021	1,300	3,480	256,801
Investment securities	11,999	57,317	—	69,316
Securities received as collateral	21,316	—	—	21,316
Securities purchased under agreements to resell	73,299	9,989	—	83,288
Securities borrowed	136,336	372	—	136,708
Customer and other receivables	27,328	21,022	611	48,961
Loans, net of allowance	28,755	37,822	—	66,577
Other assets(1)	18,285	11,196	1,471	30,952

Total assets	$630,341	$165,147	$6,022	$801,510

(1)	Other assets primarily includes Other investments; Premises, equipment and software costs; Goodwill; Intangible assets and deferred tax assets.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. Total assets decreased to $787 billion at December 31, 2015 from $802 billion at December 31, 2014. The decrease in total assets was primarily due to reductions in Trading assets within the Institutional Securities business segment (primarily within Fixed Income and Commodities), partially offset by balance sheet growth related to higher Deposits, which were redeployed into lending activity and excess cash and liquidity and by an increase in secured funding to support the Equity business within the Institutional Securities business segment.

Securities borrowed or securities purchased under agreements to resell and securities loaned or securities sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 6 to the consolidated financial statements in Item 8).

Collateralized Financing Transactions and Average Balances.

	At December 31, 2015	At December 31, 2014	Average Balance
			2015	2014
	(dollars in millions)
Securities purchased under agreements to resell and Securities borrowed	$230,073	$219,996	$252,971	$254,612
Securities sold under agreements to repurchase and Securities loaned	$56,050	$95,168	$85,421	$136,954

Period-end balances for Securities purchased under agreements to resell and Securities borrowed and Securities sold under agreements to repurchase and Securities loaned at December 31, 2015 were lower than the average balances during 2015. The balances moved in line with client financing activity and with general movements in firm inventory.

Securities purchased under agreements to resell and Securities borrowed period-end balances at December 31, 2014 were lower than the average balances during 2014 due to a reduction in client financing activity and an increase in financing balance sheet efficiencies. Securities sold under agreements to repurchase and Securities loaned period-end balances at December 31, 2014 were lower than the average balances during 2014 as the Company’s assets decreased.

Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. The customer receivable portion of the securities financing transactions includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $11 billion and $21 billion at December 31, 2015 and December 31, 2014, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

Liquidity Risk Management Framework.

The primary goal of the Company’s Liquidity Risk Management Framework is to ensure that the Company has access to adequate funding across a wide range of market conditions. The framework is designed to enable the Company to fulfill its financial obligations and support the execution of its business strategies.

The following principles guide the Company’s Liquidity Risk Management Framework:

•	Sufficient liquid assets should be maintained to cover maturing liabilities and other planned and contingent outflows;

•	Maturity profile of assets and liabilities should be aligned, with limited reliance on short-term funding;

•	Source, counterparty, currency, region and term of funding should be diversified; and

•	Liquidity Stress Tests should anticipate, and account for, periods of limited access to funding.

The core components of the Company’s Liquidity Risk Management are the Required Liquidity Framework, Liquidity Stress Tests and the Global Liquidity Reserve (as defined below), which support its target liquidity profile.

Required Liquidity Framework.

The Company’s Required Liquidity Framework reflects the amount of liquidity the Company must hold in both normal and stressed environments to ensure that its financial condition and overall soundness is not adversely affected by an inability (or perceived inability) to meet its financial obligations in a timely manner. The Required Liquidity Framework considers the most constraining liquidity requirement to satisfy all regulatory and internal limits at a consolidated and legal entity level.

Liquidity Stress Tests.

The Company uses Liquidity Stress Tests to model liquidity inflows and outflows across multiple scenarios over a range of time horizons. These scenarios contain various combinations of idiosyncratic and systemic stress events of different severity and duration. The methodology, implementation, production and analysis of the Company’s Liquidity Stress Tests are important components of the Required Liquidity Framework.

The assumptions underpinning the Liquidity Stress Tests include, but are not limited to, the following:

•	No government support;

•	No access to equity and unsecured debt markets;

•	Repayment of all unsecured debt maturing within the stress horizon;

•	Higher haircuts and significantly lower availability of secured funding;

•	Additional collateral that would be required by trading counterparties, certain exchanges and clearing organizations related to credit rating downgrades;

•	Additional collateral that would be required due to collateral substitutions, collateral disputes and uncalled collateral;

•	Discretionary unsecured debt buybacks;

•	Drawdowns on lending commitments provided to third parties;

•	Client cash withdrawals and reduction in customer short positions that fund long positions;

•	Limited access to the foreign exchange swap markets; and

•	Maturity roll-off of outstanding letters of credit with no further issuance.

Liquidity Stress Tests are produced for the Parent and major operating subsidiaries, as well as at major currency levels, to capture specific cash requirements and cash availability across the Company, including a limited number of asset sales in a stressed environment. The Liquidity Stress Tests assume that subsidiaries will use their own liquidity first to fund their obligations before drawing liquidity from the Parent and that the Parent will support its subsidiaries and will not have access to subsidiaries’ liquidity reserves. In addition to the assumptions underpinning the Liquidity Stress Tests, the Company takes into consideration the settlement risk related to intraday settlement and clearing of securities and financing activities.

At December 31, 2015 and December 31, 2014, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

Global Liquidity Reserve.

The Company maintains sufficient liquidity reserves (“Global Liquidity Reserve”) to cover daily funding needs and to meet strategic liquidity targets sized by the Required Liquidity Framework and Liquidity Stress Tests. The size of the Global Liquidity Reserve is actively managed by the Company. The following components are considered in sizing the Global Liquidity Reserve: unsecured debt maturity profile, balance sheet size and composition, funding needs in a stressed environment inclusive of contingent cash outflows, regional and segment liquidity requirements, regulatory requirements and collateral requirements. In addition, the Company’s Global Liquidity Reserve includes a discretionary surplus based on risk tolerance and is subject to change dependent on market and firm-specific events. The Global Liquidity Reserve is held within the Parent and its major operating subsidiaries.

Global Liquidity Reserve by Type of Investment.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Cash deposits with banks	$10,187	$12,173
Cash deposits with central banks	39,774	29,607
Unencumbered highly liquid securities:
U.S. government obligations	72,265	76,555
U.S. agency and agency mortgage-backed securities	37,678	32,358
Non-U.S. sovereign obligations(1)	28,999	25,888
Investments in money market funds	—	277
Other investment grade securities	14,361	16,311

Global Liquidity Reserve	$203,264	$193,169

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

Global Liquidity Reserve Managed by Bank and Non-Bank Legal Entities.

	At December 31, 2015	At December 31, 2014	Average Balance(1)
			2015	2014
	(dollars in millions)
Bank legal entities:
Domestic	$88,432	$82,484	$81,691	$81,874
Foreign	5,896	5,460	5,097	5,366

Total Bank legal entities	94,328	87,944	86,788	87,240

Non-Bank legal entities(2):
Domestic	74,811	70,122	72,115	75,499
Foreign	34,125	35,103	34,133	31,934

Total Non-Bank legal entities	108,936	105,225	106,248	107,433

Total	$203,264	$193,169	$193,036	$194,673

(1)	The Company calculates the average Global Liquidity Reserve based upon daily amounts.
(2)	The Parent managed $54,810 million and $55,094 million at December 31, 2015 and December 31, 2014, respectively, and averaged $53,620 million and $56,501 million during 2015 and 2014, respectively.

Regulatory Liquidity Framework.

The Basel Committee on Banking Supervision (the “Basel Committee”) has developed two standards intended for use in liquidity risk supervision: the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”).

Liquidity Coverage Ratio.

The LCR was developed to ensure banking organizations have sufficient high-quality liquid assets to cover net cash outflows arising from significant stress over 30 calendar days. This standard’s objective is to promote the short-term resilience of the liquidity risk profile of banking organizations.

The final rule to implement the LCR in the U.S. (“U.S. LCR”) applies to the Company and its U.S. Bank Subsidiaries and each is required to calculate its respective U.S. LCR on each business day. As of January 1, 2015, the Company and its U.S. Bank Subsidiaries were required to maintain a minimum U.S. LCR of 80%. Beginning on January 1, 2016, the Company and its U.S. Bank Subsidiaries are required to maintain a minimum U.S. LCR of 90%, and this minimum standard will reach the fully phased-in level of 100% beginning on January 1, 2017. In addition, the Federal Reserve has proposed rules that would require large banking organizations, including the Company, to publicly disclose certain qualitative and quantitative information about their U.S. LCR beginning in the third quarter of 2016. The Company is compliant with the minimum required U.S. LCR based on current interpretation and continues to evaluate its impact on the Company’s liquidity and funding requirements.

Net Stable Funding Ratio.

The objective of the NSFR is to reduce funding risk over a one-year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress. In October 2014, the Basel Committee finalized revisions to the NSFR. The U.S. banking regulators are expected to issue a proposal to implement the NSFR in the U.S. The Company continues to evaluate the NSFR and its potential impact on the Company’s current liquidity and funding requirements.

Funding Management.

The Company manages its funding in a manner that reduces the risk of disruption to the Company’s operations. The Company pursues a strategy of diversification of secured and unsecured funding sources (by product, by investor and by region) and attempts to ensure that the tenor of its liabilities equals or exceeds the expected holding period of the assets being financed.

The Company funds its balance sheet on a global basis through diverse sources. These sources may include the Company’s equity capital, long-term debt, securities sold under agreements to repurchase (“repurchase agreements”), securities lending, deposits, commercial paper, letters of credit and lines of credit. The Company has active financing programs for both standard and structured products targeting global investors and currencies.

Secured Financing.

A substantial portion of the Company’s total assets consists of liquid marketable securities and arises principally from the Institutional Securities business segment’s sales and trading activities. The liquid nature of these assets provides the Company with flexibility in funding these assets with secured financing. The Company’s goal is to achieve an optimal mix of durable secured and unsecured financing. Secured financing investors principally focus on the quality of the eligible collateral posted. Accordingly, the Company actively manages its secured financing book based on the quality of the assets being funded.

The Company utilizes shorter-term secured financing only for highly liquid assets and has established longer tenor limits for less liquid asset classes, for which funding may be at risk in the event of a market disruption. The Company defines highly liquid assets as government-issued or government-guaranteed securities with a high degree of fundability and less liquid assets as those that do not meet these criteria. At December 31, 2015 and December 31, 2014, the weighted average maturity of the Company’s secured financing of less liquid assets was greater than 120 days. To further minimize the refinancing risk of secured financing for less liquid assets, the Company has established concentration limits to diversify its investor base and reduce the amount of monthly maturities for secured financing of less liquid assets. Furthermore, the Company obtains term secured funding liabilities in excess of less liquid inventory, or “spare capacity,” as an additional risk mitigant to replace maturing trades in the event that secured financing markets, or its ability to access them, become limited. As a component of the Liquidity Risk Management Framework, the Company holds a portion of its Global Liquidity Reserve against the potential disruption to its secured financing capabilities.

The Company also maintains a pool of liquid and easily fundable securities, which provide a valuable future source of liquidity. With the implementation of U.S. Basel III liquidity standards, the Company has also incorporated high-quality liquid asset classifications that are consistent with the U.S. LCR definitions into its encumbrance reporting, which further substantiates the demonstrated liquidity characteristics of the unencumbered asset pool and its ability to readily identify new funding sources for such assets.

Unsecured Financing.

The Company views long-term debt and deposits as stable sources of funding. Unencumbered securities and non-security assets are financed with a combination of long-term and short-term debt and deposits. The Company’s unsecured financings include structured borrowings, whose payments and redemption values are based on the performance of certain underlying assets, including equity, credit, foreign exchange, interest rates and commodities. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to its interest rate and structured borrowings risk profile (see Note 4 to the consolidated financial statements in Item 8).

Deposits.

Available funding sources to the Company’s bank subsidiaries include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in the Company’s U.S. Bank Subsidiaries are sourced from its retail brokerage accounts and are considered to have stable, low-cost funding characteristics. The transfer of deposits previously held by Citi to the Company’s depository institutions relating to the Company’s customer accounts was completed on June 30, 2015. During 2015, $8.7 billion of deposits were transferred by Citi to the Company’s depository institutions.

Deposits.

	At December 31, 2015(1)	At December 31, 2014(1)
	(dollars in millions)
Savings and demand deposits	$153,346	$132,159
Time deposits(2)	2,688	1,385

Total(3)	$156,034	$133,544

(1)	Total deposits subject to the FDIC insurance at December 31, 2015 and December 31, 2014 were $113 billion and $99 billion, respectively.
(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the consolidated financial statements in Item 8).
(3)	The Company’s deposits were primarily held in the U.S.

Short-Term Borrowings.

The Company’s unsecured Short-term borrowings may consist of bank loans, bank notes, commercial paper and structured notes with maturities of 12 months or less at issuance. At December 31, 2015 and December 31, 2014, the Company had approximately $2,173 million and $2,261 million, respectively, in Short-term borrowings.

Long-Term Borrowings.

The Company believes that accessing debt investors through multiple distribution channels helps provide consistent access to the unsecured markets. In addition, the issuance of long-term debt allows the Company to reduce reliance on short-term credit sensitive instruments. Long-term borrowings are generally managed to achieve staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients across regions, currencies and product types. Availability and cost of financing to the Company can vary depending on market conditions, the volume of certain trading and lending activities, its credit ratings and the overall availability of credit.

The Company may engage in various transactions in the credit markets (including, for example, debt retirements) that it believes are in the best interests of the Company and its investors.

Long-term Borrowings by Maturity Profile.

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2016	$18,110	$4,286	$22,396
Due in 2017	21,161	1,105	22,266
Due in 2018	17,099	838	17,937
Due in 2019	17,959	609	18,568
Due in 2020	16,002	1,003	17,005
Thereafter	53,759	1,837	55,596

Total	$144,090	$9,678	$153,768

During 2015, the Company issued notes with a principal amount of approximately $34.2 billion. In connection with these note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.1 years at December 31, 2015. During 2015, approximately $27.3 billion in aggregate long-term borrowings matured or were retired. Subsequent to December 31, 2015 and through February 19, 2016, long-term borrowings increased by approximately $5.2 billion, net of maturities and repayments. This amount includes the issuance of $5.5 billion of senior debt on January 27, 2016 and $400 million of senior debt on February 17, 2016. For a further discussion of the Company’s long-term borrowings, including the amount of senior debt outstanding at December 31, 2015, see Note 11 to the consolidated financial statements in Item 8.

During 2015, Morgan Stanley Capital Trusts VI and VII redeemed all of their issued and outstanding 6.60% Capital Securities, respectively, and the Company concurrently redeemed the related underlying junior subordinated debentures.

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

As of December 2, 2015, the Company’s credit ratings no longer incorporate uplift from perceived government support from any rating agency given the significant progress of the U.S. financial reform legislation and regulations. Meanwhile, some rating agencies have stated that they currently incorporate various degrees of credit rating uplift from non-governmental third-party sources of potential support.

Parent and MSBNA’s Senior Unsecured Ratings at January 29, 2016.

	Parent			Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable	—	—	—
Fitch Ratings, Inc.(1)	F1	A	Stable	F1	A+	Stable
Moody’s Investors Service, Inc.(2)	P-2	A3	Stable	P-1	A1	Stable
Rating and Investment Information, Inc.(3)	a-1	A-	Stable	—	—	—
Standard & Poor’s Ratings Services(4)	A-2	BBB+	Stable	A-1	A	Positive Watch

(1)	On May 19, 2015, Fitch Ratings, Inc. upgraded the long-term rating of MSBNA by one notch to A+ from A. The rating outlook remained Stable.
(2)

On May 28, 2015, Moody’s Investors Service, Inc. (“Moody’s”) upgraded the long-term rating of the Parent and MSBNA by two notches to A3 from Baa2 and A1 from A3, respectively. The rating outlook for the Parent and MSBNA was revised to Stable.

(3)	On November 6, 2015, Rating and Investment Information, Inc. downgraded the long-term rating of the Parent one-notch to A- from A. The rating outlook for the Parent was revised to Stable.
(4)

On December 2, 2015, Standard & Poor’s Ratings Services (“S&P”) downgraded the rating of the non-operating holding companies of all eight U.S. global systemically important banks by removing the government support uplift from the rating based on S&P’s view that it is uncertain that the U.S. government would provide extraordinary support to its banking system given S&P’s review of the progress made toward putting in place a viable U.S. resolution plan. The Parent’s long-term rating was lowered by one-notch to BBB+ from A-. The rating outlook for the Parent was revised to Stable. On November 2, 2015, MSBNA’s rating outlook was revised to Positive Watch from Positive.

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

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s and S&P. The table below shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios, from the lowest of Moody’s or S&P ratings, based on the relevant contractual downgrade triggers.

Incremental Collateral or Terminating Payments upon Potential Future Rating Downgrade.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
One-notch downgrade	$1,169	$1,856
Two-notch downgrade	1,465	2,984

While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact it would have on the Company’s business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among others, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior and future mitigating actions the Company might take. The liquidity impact of additional collateral requirements is included in the Company’s Liquidity Stress Tests.

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

In March 2015, the Company received no objection from the Federal Reserve to its 2015 capital plan. The capital plan included a share repurchase of up to $3.1 billion of the Company’s outstanding common stock during the period that began April 1, 2015 through June 30, 2016. Additionally, the capital plan included an increase in the Company’s quarterly common stock dividend to $0.15 per share from $0.10 per share that began with the dividend declared on April 20, 2015. During 2015 and 2014, the Company repurchased approximately $2,125 million and $900 million, respectively, of its outstanding common stock as part of its share repurchase program (see Note 15 to the consolidated financial statements in Item 8). Pursuant to the share repurchase program, the Company considers, among other things, business segment capital needs, as well as stock-based compensation and benefit plan requirements. Share repurchases under the Company’s program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including its capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5).

The Board determines the declaration and payment of dividends on a quarterly basis. The cash dividends declared on the Company’s outstanding preferred stock were $452 million, $311 million and $271 million for the years ended 2015, 2014 and 2013, respectively. On January 19, 2016, the Company announced that the Board declared a quarterly dividend per common share of $0.15. The dividend is payable on February 15, 2016 to common shareholders of record on January 29, 2016 (see Note 24 to the consolidated financial statements in Item 8).

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

On December 15, 2015, the Company announced that the Board declared a quarterly dividend for preferred stock shareholders of record on December 31, 2015, that was paid on January 15, 2016.

Preferred Stock Dividends.

Series	Preferred Stock Description	Quarterly Dividend per Share(1)
A	Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.25556)	$255.56

C	10% Non-Cumulative Non-Voting Perpetual Preferred Stock	25.00

E	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.44531)	445.31

F	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.42969)	429.69

G	6.625% Non-Cumulative Preferred Stock (represented by depositary shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.41406)	414.06

H	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing a 1/25th interest in a share of preferred stock and each having a dividend of $27.25000)(1)	681.25

I	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing a 1/1,000th interest in a share of preferred stock and each having a dividend of $0.39844)	398.44

J	Fixed-to-Floating Rate Non-Cumulative Preferred Stock (represented by depositary shares, each representing a 1/25th interest in a share of preferred stock and each having a dividend of $27.75000)(2)	693.75

(1)	Dividend on Series H Preferred Stock is payable semiannually until July 15, 2019 and quarterly thereafter.
(2)	Dividend on Series J Preferred Stock is payable semiannually until July 15, 2020 and quarterly thereafter.

Tangible Equity.

Tangible Equity Measures—Period End and Average.

	Balance at		Average Balance(1)
	December 31, 2015	December 31, 2014	2015	2014
	(dollars in millions)
Common equity	$67,662	$64,880	$66,936	$65,284
Preferred equity	7,520	6,020	7,174	4,774

Morgan Stanley shareholders’ equity	75,182	70,900	74,110	70,058
Junior subordinated debentures issued to capital trusts	2,870	4,868	3,640	4,866
Less: Goodwill and net intangible assets	(9,564)	(9,742)	(9,661)	(9,737)

Tangible Morgan Stanley shareholders’ equity(2)	$68,488	$66,026	$68,089	$65,187

Common equity	$67,662	$64,880	$66,936	$65,284
Less: Goodwill and net intangible assets	(9,564)	(9,742)	(9,661)	(9,737)

Tangible common equity(2)	$58,098	$55,138	$57,275	$55,547

(1)	Average balances were calculated based upon month-end balances.
(2)	Tangible Morgan Stanley shareholders’ equity and tangible common equity are non-GAAP financial measures that the Company and investors consider to be a useful measure to assess capital adequacy.

Regulatory Requirements.

Regulatory Capital Framework.

The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates its compliance with such capital requirements. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Company’s U.S. Bank Subsidiaries.

Implementation of U.S. Basel III.

The U.S. banking regulators have comprehensively revised their risk-based and leverage capital framework to implement many aspects of the Basel III capital standards established by the Basel Committee. The U.S. banking regulators’ revised capital framework is referred to herein as “U.S. Basel III.” The Company and its U.S. Bank Subsidiaries became subject to U.S. Basel III on January 1, 2014. Aspects of U.S. Basel III, such as the minimum risk-based capital ratio requirements, new capital buffers, and certain deductions from and adjustments to capital, are being phased in over several years.

Regulatory Capital.    U.S. Basel III, which is aimed at increasing the quality and amount of regulatory capital, establishes Common Equity Tier 1 capital as a new tier of capital, increases minimum required risk-based capital ratios, provides for capital buffers above those minimum ratios, provides for new regulatory capital deductions and adjustments, modifies methods for calculating risk-weighted assets (“RWAs”)—the denominator of risk-based capital ratios—by, among other things, increasing counterparty credit risk capital requirements, and introduces a supplementary leverage ratio. In addition, new items (including certain investments in the capital instruments of unconsolidated financial institutions) are deducted from the respective tiers of regulatory capital, and certain existing regulatory deductions and adjustments are modified or are no longer applicable. The majority of these capital deductions are subject to a phase-in schedule and will be fully phased in by 2018. Unrealized gains and losses on AFS securities are reflected in Common Equity Tier 1 capital, subject to a phase-in schedule. The percentage of the regulatory deductions and adjustments to Common Equity Tier 1 capital that applied to the Company in 2015 generally ranged from 40% to 100%, depending on the specific item.

In addition, U.S. Basel III narrows the eligibility criteria for regulatory capital instruments. Existing trust preferred securities are required to be fully phased out of the Company’s Tier 1 capital by January 1, 2016. Thereafter, existing trust preferred securities that do not satisfy U.S. Basel III’s eligibility criteria for Tier 2 capital will be phased out of the Company’s regulatory capital by January 1, 2022.

The deductions that the Volcker Rule requires to be made from a bank holding company’s Tier 1 capital for certain permissible investments in covered funds are reflected in the relevant regulatory capital tiers and ratios beginning with the three months ended September 30, 2015 (see also “Business—Supervision and Regulation—Financial Holding Company—Activities Restrictions under the Volcker Rule” in Part I, Item 1).

Risk-Weighted Assets.    The Company is required to calculate and hold capital against credit, market and operational risk RWAs. RWAs reflect both on- and off-balance sheet risk of the Company. Credit risk RWAs reflect capital charges attributable to the risk of loss arising from a borrower, counterparty or issuer failing to meet its financial obligations to the Company. Market risk RWAs reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. Operational risk RWAs reflect capital charges attributable to the risk of loss resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud; theft; legal, regulatory and compliance risks; or damage to physical assets). The Company may incur operational risks across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). In addition, given the evolving regulatory and litigation environment across the financial services industry and the fact that operational risk RWAs incorporate the impact of such related matters, operational risk RWAs may increase in future periods. For a further discussion of the Company’s market, credit and operational risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A.

The Basel Committee is in the process of considering revisions to various provisions of the Basel III framework that, if adopted by the U.S. banking agencies, could result in substantial changes to U.S. Basel III. In particular, the Basel Committee has finalized a new methodology for calculating counterparty credit risk exposures in derivatives transactions, the standardized approach for measuring counterparty credit risk exposures, and revised frameworks for market risk and securitization capital requirements. In addition, the Basel Committee has proposed revisions to various regulatory capital standards, including for credit risk, operational risk and interest rate risk in the banking book. In each case, the impact of these revised standards on the Company and its U.S. Bank Subsidiaries is uncertain and depends on future rulemakings by the U.S. banking agencies.

Calculation of Risk-Based Capital Ratios.    On February 21, 2014, the Federal Reserve and the OCC approved the Company’s and its U.S. Bank Subsidiaries’ respective use of the U.S. Basel III advanced internal ratings-based approach for determining credit risk capital requirements and advanced measurement approaches for determining operational risk capital requirements to calculate and publicly disclose their risk-based capital ratios beginning with the second quarter of 2014, subject to the “capital floor” discussed below (the “Advanced Approach”). As a U.S. Basel III Advanced Approach banking organization, the Company is required to compute risk-based capital ratios calculated using both (i) standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) an advanced internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs under U.S. Basel III.

To implement a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), U.S. Basel III subjects Advanced Approach banking organizations that have been approved by their regulators to exit the parallel run, such as the Company, to a permanent “capital floor.” Beginning on January 1, 2015, as a result of the capital floor, the Company’s binding risk-based capital ratios for regulatory purposes are the lower of the capital ratios computed under the Advanced Approach or the Standardized Approach under U.S. Basel III. The U.S. Basel III Standardized Approach modifies certain U.S. Basel I-based methods for calculating RWAs and prescribes new standardized risk weights for certain types of assets and exposures. The capital floor applies to the calculation of the minimum risk-based capital requirements, the capital conservation buffer, the countercyclical capital buffer (if deployed by banking regulators) and the global systemically important bank (“G-SIB”) capital surcharge.

The methods for calculating each of the Company’s risk-based capital ratios will change through January 1, 2022 as aspects of U.S. Basel III are phased in. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to its capital base, asset composition, off-balance sheet exposures or risk profile.

Calculation of the U.S. Basel III Capital Ratios on a Transitional and Fully Phased-In Basis.

	Transition Period		Fully Phased In(1)
	Second to Fourth Quarter of 2014	2015 to 2017	2018 and Onward

Regulatory Capital (Numerator of risk-based capital and leverage ratios)	U.S. Basel III Transitional(2)		U.S. Basel III

RWAs (Denominator of risk-based capital ratios)	Standardized Approach	U.S. Basel I and Basel 2.5	U.S. Basel III Standardized Approach

	Advanced Approach	U.S. Basel III Advanced Approach

Denominator of leverage ratios	Tier 1 Leverage Ratio	Adjusted Average On-Balance Sheet Assets(3)

	Supplementary Leverage Ratio		Adjusted Average On-Balance Sheet Assets(3) and Certain Off-Balance Sheet Exposures

86

(1)

Beginning in 2018, U.S. Basel III rules defining capital (numerator of capital ratios) will be fully phased in, except for the exclusion of non-qualifying trust preferred securities from Tier 2 capital, which will be fully phased in as of January 1, 2022. In addition, the Company will also be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer, a G-SIB capital surcharge and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer, all of which will be fully phased in by the beginning of 2019. The capital conservation buffer, the G-SIB capital surcharge and, if deployed, the countercyclical buffer apply in addition to each of the Company’s Common Equity Tier 1, Tier 1 and Total capital ratios. The requirements for these additional capital buffers will be phased in beginning in 2016. For information on the recently adopted G-SIB capital surcharge, see “G-SIB Capital Surcharge” herein.

(2)

In 2015, as a result of the Company’s and its U.S. Bank Subsidiaries’ completion of the Advanced Approach parallel run, the amount of expected credit loss that exceeds eligible credit reserves must be deducted 40% from Common Equity Tier 1 capital and 60% from Additional Tier 1 capital. Over the next two years, this deduction from Common Equity Tier 1 capital will incrementally increase and the amount deducted from Additional Tier 1 capital will correspondingly decrease until fully phased in by the beginning of 2018. In addition, under the Advanced Approach framework, the allowance for loan losses cannot be included in Tier 2 capital. Instead, an Advanced Approach banking organization may include in Tier 2 capital any eligible credit reserves that exceed its total expected credit losses to the extent that the excess reserve amount does not exceed 0.6% of its Advanced Approach credit risk RWAs. The allowance for loan losses may continue to be included in Tier 2 capital for purposes of calculating capital ratios under the Standardized Approach, up to 1.25% of credit risk RWAs.

(3)

In accordance with U.S. Basel III, adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

Regulatory Capital Ratios.

Regulatory Capital Ratios and Minimum Regulatory Capital Ratios Applicable under U.S. Basel III.

	At December 31, 2015		Minimum Regulatory Capital Ratio
	Actual Capital Ratio
	U.S. Basel III Transitional/ Standardized Approach	U.S. Basel III Transitional/ Advanced Approach
			Calendar Year 2015
Common Equity Tier 1 capital ratio	16.4%	15.5%	4.5%
Tier 1 capital ratio	18.4%	17.4%	6.0%
Total capital ratio	22.0%	20.7%	8.0%
Tier 1 leverage ratio	8.3%	N/A	4.0%

N/A—Not Applicable.

For the Company to remain a financial holding company, its U.S. Bank Subsidiaries must qualify as “well-capitalized” under the higher capital requirements of U.S. Basel III by maintaining a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a Common Equity Tier 1 risk-based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%. The Federal Reserve has not yet revised the “well-capitalized” standard for financial holding companies to reflect the higher capital standards in U.S. Basel III. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of the Company’s risk-based capital ratios and Tier 1 leverage ratio at December 31, 2015 would have exceeded the revised well-capitalized standard. The Federal Reserve may require the Company and its peer financial holding companies to maintain risk- and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

At December 31, 2015, the Company’s capital ratios calculated under the U.S. Basel III Advanced Approach were lower than those calculated under the U.S. Basel III Standardized Approach and, therefore, are the binding ratios for the Company as a result of the capital floor. At December 31, 2014, the Company’s capital ratios calculated under the U.S. Basel III Advanced Approach were lower than those calculated under the Standardized Approach, represented as the U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5” and, therefore, are the binding ratios.

RWAs and Regulatory Capital Ratios under the U.S. Basel III Advanced Approach Transitional Rules.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
RWAs:
Credit risk	$173,586	$184,645
Market risk	71,476	121,363
Operational risk	139,100	150,000

Total RWAs	$384,162	$456,008

Capital ratios:
Common Equity Tier 1 ratio	15.5%	12.6%
Tier 1 capital ratio	17.4%	14.1%
Total capital ratio	20.7%	16.4%
Tier 1 leverage ratio(1)	8.3%	7.9%
Adjusted average assets(2)	$803,574	$810,524

(1)	Tier 1 leverage ratios are calculated under U.S. Basel III Standardized Approach transitional rules.
(2)

Beginning with the first quarter of 2015, in accordance with U.S. Basel III, adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

Regulatory Capital Calculated under the U.S. Basel III Advanced Approach Transitional Rules.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Common Equity Tier 1 capital:
Common stock and surplus	$20,114	$21,503
Retained earnings	49,204	44,625
Accumulated other comprehensive income (loss)	(1,656)	(1,248)
Regulatory adjustments and deductions:
Net goodwill	(6,582)	(6,612)
Net intangible assets (other than goodwill and mortgage servicing assets)	(1,192)	(632)
Credit spread premium over risk-free rate for derivative liabilities	(202)	(161)
Net deferred tax assets	(675)	(580)
Net after-tax debt valuation adjustment	156	158
Adjustments related to accumulated other comprehensive income	411	462
Expected credit loss over eligible credit reserves	—	(10)
Other adjustments and deductions	(169)	(181)

Total Common Equity Tier 1 capital	$59,409	$57,324

Additional Tier 1 capital:
Preferred stock	$7,520	$6,020
Trust preferred securities	702	2,434
Nonredeemable noncontrolling interests	678	1,004
Regulatory adjustments and deductions:
Net deferred tax assets	(1,012)	(2,318)
Credit spread premium over risk-free rate for derivative liabilities	(303)	(644)
Net after-tax debt valuation adjustment	233	630
Expected credit loss over eligible credit reserves	—	(39)
Other adjustments and deductions	(253)	(229)

Additional Tier 1 capital	$7,565	$6,858
Deduction for investments in covered funds	(252)	—

Total Tier 1 capital	$66,722	$64,182

Tier 2 capital:
Subordinated debt	$10,404	$8,339
Trust preferred securities	2,106	2,434
Other qualifying amounts	35	27
Regulatory adjustments and deductions	136	(10)

Total Tier 2 capital	$12,681	$10,790

Total capital	$79,403	$74,972

Roll-forward of Regulatory Capital Calculated under the U.S. Basel III Advanced Approach Transitional Rules.

2015
(dollars in millions)
Common Equity Tier 1 capital:
Common Equity Tier 1 capital at December 31, 2014	$57,324
Change related to the following items:
Value of shareholders’ common equity	2,782
Net goodwill	30
Net intangible assets (other than goodwill and mortgage servicing assets)	(560)
Credit spread premium over risk-free rate for derivative liabilities	(41)
Net deferred tax assets	(95)
Net after-tax debt valuation adjustment	(2)
Adjustments related to accumulated other comprehensive income	(51)
Expected credit loss over eligible credit reserves	10
Other deductions and adjustments	12

Common Equity Tier 1 capital at December 31, 2015	$59,409

Additional Tier 1 capital:
Additional Tier 1 capital at December 31, 2014	$6,858
New issuance of qualifying preferred stock	1,500
Change related to the following items:
Trust preferred securities	(1,732)
Nonredeemable noncontrolling interests	(326)
Net deferred tax assets	1,306
Credit spread premium over risk-free rate for derivative liabilities	341
Net after-tax debt valuation adjustment	(397)
Expected credit loss over eligible credit reserves	39
Other adjustments and deductions	(24)

Additional Tier 1 capital at December 31, 2015	$7,565
Deduction for investments in covered funds	(252)

Tier 1 capital at December 31, 2015	$66,722

Tier 2 capital:
Tier 2 capital at December 31, 2014	$10,790
Change related to the following items:
Subordinated debt	2,065
Trust preferred securities	(328)
Nonredeemable noncontrolling interests	8
Other adjustments and deductions	146

Tier 2 capital at December 31, 2015	$12,681

Total capital at December 31, 2015	$79,403

Roll-forward of RWAs Calculated under the U.S. Basel III Advanced Approach Transitional Rules.

2015(1)
(dollars in millions)
Credit risk RWAs:
Balance at December 31, 2014	$184,645
Change related to the following items:
Derivatives	(6,509)
Securities financing transactions	1,486
Other counterparty credit risk	(39)
Securitizations	4,071
Credit valuation adjustment	(3,303)
Investment securities	1,402
Loans	(247)
Cash	(682)
Equity investments	(4,794)
Other credit risk(2)	(2,444)

Total change in credit risk RWAs	$(11,059)

Balance at December 31, 2015	$173,586

Market risk RWAs:
Balance at December 31, 2014	$121,363
Change related to the following items:
Regulatory VaR	(1,575)
Regulatory stressed VaR	(16,256)
Incremental risk charge	(9,826)
Comprehensive risk measure	(2,750)
Specific risk:
Non-securitizations	(3,848)
Securitizations	(15,632)

Total change in market risk RWAs	$(49,887)

Balance at December 31, 2015	$71,476

Operational risk RWAs:
Balance at December 31, 2014	$150,000
Change in operational risk RWAs(3)	(10,900)

Balance at December 31, 2015	$139,100

VaR—Value-at-Risk.

(1)	The RWAs for each category in the table reflect both on- and off-balance sheet exposures, where appropriate.
(2)	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions.
(3)	Amount primarily reflects model recalibration related to residential mortgage litigation expense recorded in 2014.

Pro Forma Regulatory Capital Ratios.

Pro Forma Estimates under the Fully Phased-in U.S. Basel III Advanced and Standardized Approaches.

	At December 31, 2015
	U.S. Basel III Advanced Approach	U.S. Basel III Standardized Approach
	(dollars in millions)
Common Equity Tier 1 capital	$55,441	$55,441
Total RWAs	395,277	373,421
Common Equity Tier 1 ratio	14.0%	14.8%
Required Common Equity Tier 1 ratio at January 1, 2019(1)	10.0%	10.0%

(1)

Includes the applicable minimum risk-based capital ratio and capital conservation buffer and assumes that: (1) the G-SIB capital surcharge for the Company remains at 3% as calculated by the Federal Reserve in July 2015; and (2) no countercyclical buffer has been deployed.

These fully phased-in basis pro forma estimates are based on the Company’s current understanding of U.S. Basel III and other factors, which may be subject to change as the Company receives additional clarification and implementation guidance from the Federal Reserve relating to U.S. Basel III and as the interpretation of the regulation evolves over time. The fully phased-in basis pro forma Common Equity Tier 1 capital, RWAs and Common Equity Tier 1 risk-based capital ratio estimates are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that were not yet effective at December 31, 2015. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A.

The Company is subject to the following minimum capital ratios under U.S. Basel III: Common Equity Tier 1 capital ratio of 4.5%; Tier 1 capital ratio of 6.0%; Total capital ratio of 8.0%; and Tier 1 leverage ratio of 4.0%. In addition, on a fully phased-in basis by 2019, the Company will be subject to a greater than 2.5% Common Equity Tier 1 capital conservation buffer and, if deployed by banking regulators, up to a 2.5% Common Equity Tier 1 countercyclical buffer. The capital conservation buffer and countercyclical capital buffer, if any, apply over each of the Company’s Common Equity Tier 1, Tier 1 and Total risk-based capital ratios. Failure to maintain such buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. The Company is also subject to the G-SIB capital surcharge, which augments the capital conservation buffer (see “G-SIB Capital Surcharge” herein), and a supplementary leverage ratio (see “Supplementary Leverage Ratio” herein).

G-SIB Capital Surcharge.

In July 2015, the Federal Reserve issued a final rule imposing risk-based capital surcharges on U.S. bank holding companies that are identified as G-SIBs, which include the Company. A G-SIB must calculate its G-SIB capital surcharge under two methods and use the higher of the two surcharges. The first method considers the G-SIB’s size, interconnectedness, cross-jurisdictional activity, substitutability and complexity, which is generally consistent with the methodology developed by the Basel Committee. The second method uses similar inputs, but replaces substitutability with the use of short-term wholesale funding and generally results in higher surcharges than the first method. The G-SIB capital surcharge must be satisfied using Common Equity Tier 1 capital and functions as an extension of the capital conservation buffer. The Federal Reserve has stated that, under the final rule and using the most recent available data, the estimated G-SIB surcharges will range from 1.0% to 4.5% of a GSIB’s RWAs. The Federal Reserve calculated the Company’s G-SIB surcharge at 3% in July 2015. The surcharge will be phased in between January 1, 2016 and January 1, 2019, and the phase-in amount for 2016 is 25% of the applicable surcharge (see “Pro Forma Regulatory Capital Ratios” herein).

Total Loss-Absorbing Capacity and Long-Term Debt Requirements.

The Federal Reserve has issued a proposed rule for top-tier bank holding companies of U.S. G-SIBs (“covered BHCs”), including the Company, that establishes external total loss-absorbing capacity (“TLAC”) and long-term debt (“LTD”) requirements. The proposal contains various definitions and restrictions, such as requiring eligible LTD to be unsecured, have a remaining maturity of at least one year, and not have derivative-linked features, such as structured notes.

Under the proposal, a covered BHC would be required to maintain minimum external TLAC equal to the greater of 16% of RWAs and 9.5% of its U.S. Basel III total leverage exposure (the denominator of its supplementary leverage ratio) by January 1, 2019, increasing to the greater of 18% of RWAs and 9.5% of its U.S. Basel III total leverage exposure by January 1, 2022. In addition, covered BHCs must meet a separate external LTD requirement equal to the greater of 6% of RWAs plus the Method 2 G-SIB capital surcharge applicable to the Company, and 4.5% of its U.S. Basel III total leverage exposure.

In addition, the proposed rule would impose a TLAC buffer on top of the external TLAC requirement. The TLAC buffer must be composed solely of Common Equity Tier 1 capital, and the same Common Equity Tier 1 capital that is used to satisfy the capital conservation buffer, the G-SIB surcharge, and the countercyclical buffer, if any, under U.S. Basel III may be used to satisfy the TLAC buffer. The required buffer amount would be equal to the sum of 2.5%, the Method 1 G-SIB surcharge applicable to the Company and any applicable countercyclical buffer. Failure to maintain the full TLAC buffer would result in restrictions on capital distributions and discretionary bonus payments to executive officers.

The proposal would also impose restrictions on certain liabilities that covered BHCs may incur or have outstanding, including structured notes, as well as require all U.S. banking organizations supervised by the Federal Reserve with assets of at least $1 billion to make certain deductions from capital for their investments in unsecured debt issued by covered BHCs. The Company continues to evaluate the potential impact of these proposed requirements. The steps that the covered BHCs, including the Company, may need to take to come into compliance with the final TLAC rules, including the amount and form of LTD that must be refinanced or issued, will depend in substantial part on the ultimate eligibility requirements for senior LTD and any grandfathering provisions in the final rules.

The main purpose of the Federal Reserve’s proposed minimum TLAC and LTD requirements is to ensure that covered BHCs, including the Company, will have enough loss-absorbing resources at the point of failure to be recapitalized through the conversion of eligible LTD to equity or otherwise by imposing losses on eligible LTD or other forms of TLAC where the single point of entry (“SPOE”) resolution strategy is used. This strategy can be used under either the orderly liquidation authority in Title II of the Dodd-Frank Act or the U.S. Bankruptcy Code and is being adopted by both U.S. resolution authorities and by resolution authorities in other countries. As with other major financial companies, the combined implication of the SPOE resolution strategy and the TLAC proposal to facilitate the orderly resolution of G-SIBs is that the group’s losses will likely be imposed on the holders of eligible LTD and other forms of eligible TLAC issued by the top-tier bank holding company before any of its losses are imposed on the holders of the debt securities of the group’s operating subsidiaries or put U.S. taxpayers at risk (see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1 and “Risk Factors—Legal, Regulatory and Compliance Risk” in Part I, Item 1A).

Capital Plans and Stress Tests.

Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including the Company, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework.

The Company must submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by the Company and the Federal Reserve, so that the Federal Reserve may assess the Company’s systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain its internal capital adequacy. The capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution (i.e., payments of dividends or stock repurchases), and any similar action that the Federal Reserve determines could impact the bank holding company’s consolidated capital. The capital plan must include a discussion of how the bank holding company will maintain capital above the minimum regulatory capital ratios, including the U.S. Basel III requirements that are phased in over the planning horizon, and serve as a source of strength to its subsidiary U.S. depository institutions under supervisory stress scenarios. In addition, the Federal Reserve has issued guidance setting out its heightened expectations for capital planning practices at certain large financial institutions, including the Company.

In November 2015, the Federal Reserve amended its capital plan and stress test rules, with effect from January 1, 2016, to delay until 2017 the use of the supplementary leverage ratio requirement, defer indefinitely the use of the Advanced Approach risk-based capital framework in capital planning and company-run stress tests, and incorporate the Tier 1 capital deductions for certain investments in Volcker Rule covered funds into the pro forma minimum capital requirements for capital plan and stress testing purposes. In addition, the Federal Reserve has indicated that it is considering whether and, if so, how to incorporate the G-SIB capital surcharge in the CCAR and Dodd-Frank Act stress tests.

The capital plan rule requires that large bank holding companies receive no objection from the Federal Reserve before making a capital distribution. In addition, even with an approved capital plan, the bank holding company must seek the approval of the Federal Reserve before making a capital distribution if, among other reasons, the bank holding company would not meet its regulatory capital requirements after making the proposed capital distribution. A bank holding company’s ability to make capital distributions (other than scheduled payments on Additional Tier 1 and Tier 2 capital instruments) is also limited if its net capital issuances are less than the amount indicated in its capital plan.

In addition, the Company must conduct semiannual company-run stress tests and is subject to an annual Dodd-Frank Act supervisory stress test conducted by the Federal Reserve. The Company received no objection to its 2015 capital plan (see “Capital Management” herein). Beginning with the 2016 capital planning and stress test cycle and in subsequent cycles, the cycle begins on January 1, and large bank holding companies must submit their capital plans and company-run stress test results to the Federal Reserve by April 5, 2016. The Company expects that the Federal Reserve will provide its response to the Company’s 2016 capital plan by June 30, 2016. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large bank holding company, including the Company, by June 30, 2016. The Company is required to disclose a summary of the results of its company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests. In addition, the Company must submit the results of its mid-cycle company-run stress test to the Federal Reserve by October 5, 2016 and disclose a summary of the results between October 5, 2016 and November 4, 2016.

The Dodd-Frank Act also requires each of the Company’s U.S. Bank Subsidiaries to conduct an annual stress test. The OCC has shifted the timing of the annual stress testing cycle that applies to the Company’s U.S. Bank Subsidiaries beginning with the 2016 cycle. MSBNA and MSPBNA must submit their 2016 annual company-run stress tests to the OCC by April 5, 2016 and publish the summary results between June 15, 2016 and July 15, 2016.

Supplementary Leverage Ratio.

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

Supplementary Leverage Exposure and Ratio on Transitional Basis under the U.S. Basel III Rules.

At December 31, 2015
(dollars in millions)
Total assets	$787,465
Consolidated daily average total assets(1)	$813,715
Adjustment for derivative exposures(2)(3)	216,317
Adjustment for repo-style transactions(2)(4)	15,064
Adjustment for off-balance sheet exposures(2)(5)	62,850
Other adjustments(6)	(10,141)

Pro forma supplementary leverage exposure	$1,097,805

Pro forma supplementary leverage ratio(7)	6.1%

(1)	Computed as the average daily balance of consolidated total assets under U.S. GAAP during the calendar quarter.
(2)	Computed as the arithmetic mean of the month-end balances over the calendar quarter.
(3)

Reflects the addition of the potential future exposure for derivative contracts (including derivatives that are centrally cleared for clients), the gross-up of cash collateral netting where certain qualifying criteria are not met, and the effective notional principal amount of sold credit protection offset by certain qualifying purchased credit protection.

(4)	Reflects the counterparty credit risk associated with repo-style transactions.
(5)	Reflects the credit equivalent amount of off-balance sheet exposures, which is computed by applying the relevant credit conversion factors.
(6)

Reflects adjustments to Tier 1 capital, including disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

(7)

At December 31, 2015, pro forma supplementary leverage ratios calculated using Tier 1 capital and pro forma supplementary leverage exposures computed under U.S. Basel III on a transitional basis for the Company’s U.S. Bank Subsidiaries were as follows: MSBNA: 7.3%; and MSPBNA: 10.3%.

The Company estimates its pro forma fully phased-in supplementary leverage ratio to be approximately 5.8% at December 31, 2015. This estimate utilizes a fully phased-in U.S. Basel III Tier 1 capital numerator and a fully phased-in denominator of approximately $1,095.6 billion, which takes into consideration the Tier 1 capital deductions that would be applicable in 2018 after the phased-in period has ended. The pro forma supplementary leverage exposures and pro forma supplementary leverage ratios, both on transitional and fully phased-in bases, are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that have not yet become effective. The Company’s estimates are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what the Company’s supplementary leverage ratios, earnings, assets or exposures will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A.

Required Capital.

The Company’s required capital (“Required Capital”) estimation is based on the Required Capital framework, an internal capital adequacy measure. This framework is a risk-based and leverage use-of-capital measure, which is compared with the Company’s regulatory capital to ensure that the Company maintains an amount of going concern capital after absorbing potential losses from extreme stress events, where applicable, at a point in time. The Company defines the difference between its regulatory capital and aggregate Required Capital as Parent capital. Average Common Equity Tier 1 capital, aggregate Required Capital and Parent capital for 2015 were approximately $58.2 billion, $39.0 billion and $19.2 billion, respectively. The Company generally holds Parent capital for prospective regulatory requirements, including for example, supplementary leverage ratio and U.S. Basel III transitional deductions and adjustments expected to reduce its capital through 2018. The Company also holds Parent capital for organic growth, acquisitions and other capital needs.

Common Equity Tier 1 capital and common equity attribution to the business segments is based on capital usage calculated by the Required Capital framework, as well as each business segment’s relative contribution to the Company’s total Required Capital. Required Capital is assessed for each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis. The Required Capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The Company will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

Average Common Equity Tier 1 Capital and Average Common Equity by Business Segment and Parent Capital.

	2015		2014
	Average Common Equity Tier 1 Capital(1)	Average Common Equity(1)	Average Common Equity Tier 1 Capital(1)	Average Common Equity(1)
	(dollars in billions)
Institutional Securities	$32.8	$34.6	$31.3	$32.2
Wealth Management	4.9	11.2	5.2	11.2
Investment Management	1.3	2.2	1.9	2.9
Parent capital	19.2	18.9	19.2	19.0

Total	$58.2	$66.9	$57.6	$65.3

(1)

Amounts are calculated on a monthly basis. Average Common Equity and average Common Equity Tier 1 capital are non-GAAP financial measures that the Company and investors consider to be useful measures to assess capital adequacy.

Resolution and Recovery Planning.

Pursuant to the Dodd-Frank Act, the Company is required to submit to the Federal Reserve and the FDIC an annual resolution plan that describes its strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure of the Company. The Company’s preferred resolution strategy, which is set out in its 2015 resolution plan, is an SPOE strategy. On August 5, 2014, the Federal Reserve and the FDIC notified the Company and 10 other large banking organizations that certain shortcomings in their 2013 resolution plans needed to be addressed in their 2015 resolution plans. If the Federal Reserve and the FDIC both were to determine that the Company’s 2015 resolution plan is not credible or would not facilitate an orderly resolution and the Company does not cure the plan’s deficiencies, the Company or any of its subsidiaries may be subjected to more stringent capital, leverage, or liquidity requirements or restrictions on its growth, activities, or operations, or, after a two-year period, the Company may be required to divest assets or operations.

For more information about resolution and recovery planning requirements and the activities of the Company and its U.S. Bank Subsidiaries in these areas, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1.

Off-Balance Sheet Arrangements and Contractual Obligations.

Off-Balance Sheet Arrangements.

The Company enters into various off-balance sheet arrangements, including through unconsolidated special purpose entities (“SPEs”) and lending-related financial instruments (e.g., guarantees and commitments), primarily in connection with the Institutional Securities and Investment Management business segments.

The Company utilizes SPEs primarily in connection with securitization activities. For information on the Company’s securitization activities, see Note 13 to the consolidated financial statements in Item 8.

For information on the Company’s commitments, obligations under certain guarantee arrangements and indemnities, see Note 12 to the consolidated financial statements in Item 8. For further information on the Company’s lending commitments, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities” in Item 7A.

Contractual Obligations.

In the normal course of business, the Company enters into various contractual obligations that may require future cash payments. Contractual obligations include long-term borrowings, other secured financings, contractual interest payments, contractual payments on time deposits, operating leases and purchase obligations.

Future Cash Payments Associated with Certain Obligations.

	At December 31, 2015
	Payments Due in:
	2016	2017-2018	2019-2020	Thereafter	Total
	(dollars in millions)
Long-term borrowings(1)	$22,396	$40,203	$35,573	$55,596	$153,768
Other secured financings(1)	2,333	3,675	1,290	331	7,629
Contractual interest payments(2)	4,965	7,763	5,409	18,075	36,212
Time deposits(3)	2,604	68	—	20	2,692
Operating leases—premises(4)	612	1,212	923	3,127	5,874
Purchase obligations(5)	554	438	148	233	1,373

Total(6)	$33,464	$53,359	$43,343	$77,382	$207,548

(1)

For further information on long-term borrowings and other secured financings, see Note 11 to the consolidated financial statements in Item 8. Amounts presented for Other secured financings are financings with original maturities greater than one year.

(2)	Amounts represent estimated future contractual interest payments related to unsecured long-term borrowings based on applicable interest rates at December 31, 2015.
(3)	Amounts represent contractual principal and interest payments related to time deposits primarily held at the Company’s U.S. Bank Subsidiaries.
(4)	For further information on operating leases covering premises and equipment, see Note 12 to the consolidated financial statements in Item 8.
(5)

Purchase obligations for goods and services include payments for, among other things, consulting, outsourcing, computer and telecommunications maintenance agreements, and certain transmission, transportation and storage contracts related to the commodities business. Purchase obligations at December 31, 2015 reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on the consolidated statements of financial condition.

(6)

Amounts exclude unrecognized tax benefits, as the timing and amount of future cash payments are not determinable at this time (see Note 20 to the consolidated financial statements in Item 8 for further information).

Effects of Inflation and Changes in Interest and Foreign Exchange Rates.

To the extent that an increased inflation outlook results in rising interest rates or has negative impacts on the valuation of financial instruments that exceed the impact on the value of the Company’s liabilities, it may adversely affect the Company’s financial position and profitability. Rising inflation may also result in increases in the Company’s non-interest expenses that may not be readily recoverable in higher prices of services offered. Other changes in the interest rate environment and related volatility as well as expectations about the level of future interest rates could also impact the Company’s results of operations. For example, should interest rates remain stagnant or decrease to below zero for a prolonged period, this could negatively impact certain of the Company’s businesses. See also “Global Market and Economic Conditions” herein.

A significant portion of the Company’s business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar, therefore, can affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored, and, where cost-justified, strategies are adopted that are designed to reduce the impact of these fluctuations on the Company’s financial performance. These strategies may include the financing of non-U.S. dollar assets with direct or swap-based borrowings in the same currency and the use of currency forward contracts or the spot market in various hedging transactions related to net assets, revenues, expenses or cash flows. For information about cumulative foreign currency translation adjustments, see Note 15 to the consolidated financial statements in Item 8.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Overview.

Management believes effective risk management is vital to the success of the Company’s business activities. Accordingly, the Company has established an enterprise risk management (“ERM”) framework to integrate the diverse roles of risk management into a holistic enterprise structure and to facilitate the incorporation of risk assessment into decision-making processes across the Company. Risk is an inherent part of the Company’s businesses and activities. The Company has policies and procedures in place to identify, measure, monitor, advise, challenge and control the principal risks involved in the activities of the Institutional Securities, Wealth Management and Investment Management business segments, as well as at the holding company level. The principal risks involved in the Company’s business activities include market (including non-trading interest rate risk), credit, operational, liquidity and funding, franchise and reputational risk. Strategic risk is integrated into the Company’s business planning, embedded in the evaluation of all principal risks and overseen by its Board of Directors (the “Board”).

The cornerstone of the Company’s risk management philosophy is the pursuit of risk-adjusted returns through prudent risk taking that protects its capital base and franchise, and is implemented through the ERM framework. Five key principles underlie this philosophy: integrity, comprehensiveness, independence, accountability and transparency. To help ensure the efficacy of risk management, which is an essential component of the Company’s reputation, senior management requires thorough and frequent communication and the appropriate escalation of risk matters. The fast-paced, complex and constantly evolving nature of global financial markets requires that the Company maintain a risk management culture that is incisive, knowledgeable about specialized products and markets, and subject to ongoing review and enhancement.

The Company’s risk appetite defines the types of risk that it is willing to accept in pursuit of its strategic objectives and business plan, taking into account the interest of clients and fiduciary duties to shareholders, as well as capital and other regulatory requirements. This risk appetite is embedded in the Company’s risk culture and, linked to its short-term and long-term strategic, capital and financial plans, as well as compensation programs. This risk appetite and the related Board-level risk limits and risk tolerance statements are reviewed and approved by the Risk Committee of the Board (“BRC”) and the Board on, at least, an annual basis.

Risk Governance Structure.

Risk management at the Company requires independent company-level oversight, accountability of its business divisions, and effective communication of risk matters across the Company, to senior management and ultimately to the Board. The Company’s risk governance structure is composed of the Board; the BRC, the Audit Committee of the Board (“BAC”), and the Operations and Technology Committee of the Board (“BOTC”); the Firm Risk Committee (“FRC”); the functional risk and control committees; senior management oversight (including the Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer); the Internal Audit Department and risk managers, committees, and groups within and across the business segments. The ERM framework, composed of independent but complementary entities, facilitates efficient and comprehensive supervision of the Company’s risk exposures and processes.

Morgan Stanley Board of Directors.    The Board has oversight for the ERM framework and is responsible for helping to ensure that the Company’s risks are managed in a sound manner. The Board has authorized the committees within the ERM framework to help facilitate its risk oversight responsibilities. As set forth in the Company’s Corporate Governance Policies, the Board also oversees, and receives reports on, the Company’s practices and procedures relating to culture, values and conduct.

Risk Committee of the Board.    The BRC is composed of non-management directors. The BRC oversees the Company’s global ERM framework; oversees the major risk exposures of the Company, including market, credit, operational, liquidity, funding, reputational and franchise risk, against established risk measurement methodologies and the steps management has taken to monitor and control such exposures; oversees the Company’s risk appetite statement, including risk limits and tolerances; reviews capital, liquidity and funding strategy and related guidelines and policies; reviews the contingency funding plan and internal capital adequacy assessment process and capital plan; oversees the Company’s significant risk management and risk assessment guidelines and policies; oversees the performance of the Chief Risk Officer; reviews reports from the Company’s Strategic Transactions Committee and Comprehensive Capital Analysis and Review (“CCAR”)/Resolution and Recovery Planning (“RRP”) Committee; reviews significant reputational risk, franchise risk, new product risk, emerging risks and regulatory matters; and reviews results of Internal Audit reviews and assessment of the risk management, liquidity and capital functions. The BRC reports to the entire Board on a regular basis and the entire Board attends quarterly meetings with the BRC.

Audit Committee of the Board.    The BAC is composed of independent directors. The BAC oversees the integrity of the Company’s consolidated financial statements, compliance with legal and regulatory requirements and system of internal controls; oversees risk management and risk assessment guidelines in coordination with the Board, BRC and BOTC and reviews the major legal and compliance risk exposures of the Company and the steps management has taken to monitor and control such exposures; selects, determines the compensation of, evaluates and when appropriate, replaces the independent auditor; oversees the qualifications, independence and performance of the Company’s independent auditor, and pre-approves audit and permitted non-audit services; oversees the performance of the Company’s head of internal audit; and after review, recommends to the Board the acceptance and inclusion of the annual audited consolidated financial statements in the Company’s Annual Report on Form 10-K. The BAC reports to the entire Board on a regular basis.

Operations and Technology Committee of the Board.    The BOTC is composed of non-management directors. The BOTC oversees the Company’s operations and technology strategy, including trends that may affect such strategy; reviews operations and technology budget and significant expenditures and investments; reviews operations and technology metrics; oversees risk management and risk assessment guidelines and policies regarding operations and technology risk; reviews the major operations and technology risk exposures of the Company, including information security and cybersecurity risks, and the steps management has taken to monitor and control such exposures; and oversees the Company’s business continuity planning. The BOTC reports to the entire Board on a regular basis.

Firm Risk Committee.    The Board has also authorized the FRC, a management committee appointed and chaired by the Chief Executive Officer, which includes the most senior officers of the Company, including the Chief Risk Officer, Chief Legal Officer and Chief Financial Officer, to oversee the global ERM framework. The FRC’s responsibilities include oversight of the Company’s risk management principles, procedures and limits and the monitoring of capital levels and material market, credit, operational, liquidity and funding, franchise and reputational risk matters, and other risks, as appropriate, and the steps management has taken to monitor and manage such risks. The FRC also establishes and communicates risk tolerance, including aggregate Company limits and tolerance, as appropriate. The Governance Process Review Subcommittee of the FRC oversees governance and process issues on behalf of the FRC. The FRC reports to the entire Board, the BAC, the BOTC and the BRC through the Chief Risk Officer, Chief Financial Officer and Chief Legal Officer.

Functional Risk and Control Committees.    Functional risk and control committees comprising the ERM framework, including the Firm Credit Risk Committee, the Operational Risk Oversight Committee, the Asset/Liability Management Committee, the Global Compliance Committee, the Technology Governance Committee and the Firm Franchise Committee, facilitate efficient and comprehensive supervision of the Company’s risk exposures and processes. The Strategic Transactions Committee reviews large strategic transactions and principal investments for the Company; the CCAR/RRP Committee oversees the Company’s Comprehensive Capital Analysis and Review, Dodd-Frank Act Stress Testing and Title I Resolution Plan and Recovery Plan; the Global Legal Entity Oversight and Governance Committee monitors the governance framework that operates over the Company’s consolidated legal entity population; the FHC Governance Committee oversees the Company’s initiatives relating to its status as a financial holding company; various commitment and underwriting committees are responsible for reviewing capital, lending and underwriting commitments on behalf of the Company; and the Culture, Values and Conduct Committee is charged with developing Company-wide standards and overseeing initiatives relating to culture, values and conduct, including training and enhancements to performance and compensation processes.

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

Chief Risk Officer.    The Chief Risk Officer, who is independent of business units, reports to the Chief Executive Officer and the BRC. The Chief Risk Officer oversees compliance with the Company’s risk limits; approves exceptions to the Company’s risk limits; independently reviews material market, credit, liquidity and operational risks; and reviews results of risk management processes with the Board, the BRC and the BAC, as appropriate. The Chief Risk Officer also coordinates with the Chief Financial Officer regarding capital and liquidity management and works with the Compensation, Management Development and Succession Committee of the Board to help ensure that the structure and design of incentive compensation arrangements do not encourage unnecessary and excessive risk taking.

Internal Audit Department.    The Internal Audit Department provides independent risk and control assessment and reports to the BAC. The Internal Audit Department provides an independent assessment of the Company’s control environment and risk management processes using a risk-based methodology developed from professional auditing standards. The Internal Audit Department also assists in assessing the Company’s compliance with internal guidelines set for risk management and risk monitoring, as well as external rules and regulations governing the industry. It effects these responsibilities through risk-based reviews of the Company’s processes, activities, products or information systems; targeted reviews of specific controls and activities; pre-implementation reviews of new or significantly changed processes, activities, products or information systems; and special investigations required as a result of internal factors or regulatory requests.

Independent Risk Management Functions.    The independent risk management functions (Market Risk, Credit Risk, Operational Risk and Liquidity Risk Management Departments) are independent of the Company’s business units. These functions assist senior management and the FRC in monitoring and controlling the Company’s risk through a number of control processes. Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found below under “Market Risk,” “Credit Risk,” “Operational Risk” and “Liquidity and Funding Risk.”

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

Culture, Values and Conduct of Employees.    Employees of the Company are accountable for conducting themselves in accordance with the Company’s core values: Putting Clients First, Doing the Right Thing, Leading with Exceptional Ideas and Giving Back. The Company is committed to establishing a strong culture anchored in these core values, its governance framework, management oversight, effective risk management and controls, training and development programs, policies, procedures, and defined roles and responsibilities, including the role of the Culture, Values and Conduct Committee. The Company’s Code of Conduct (the “Code”) establishes standards for employee conduct that further reinforce the Company’s commitment to integrity and ethical conduct. Every new hire and every employee annually must certify to their understanding of and adherence to the Code. The employee annual review process includes evaluation of adherence to the Code and the Company’s core values. The Global Incentive Compensation Discretion Policy sets forth standards that specifically provide that managers must consider whether their employees effectively managed and/or supervised risk control practices during the performance year. The Company also has several mutually reinforcing processes to identify employee conduct that may have an impact on employment status, current-year compensation and/or prior-year compensation. The Company’s clawback and cancellation provisions permit recovery of deferred incentive compensation where an employee’s act or omission (including with respect to direct supervisory responsibilities) causes a restatement of the Company’s consolidated financial results, constitutes a violation of the Company’s global risk management principles, policies and standards or causes a loss of revenues associated with a position on which the employee was paid and the employee operated outside of internal control policies.

Stress Value-at-Risk.

The Company frequently enhances its market and credit risk management framework to address severe stresses that are observed in global markets during economic downturns. During 2015, the Company expanded and improved its risk measurement processes, including stress tests and scenario analysis, and further refined its market and credit risk limit framework. Stress Value-at-Risk (“S-VaR”), a proprietary methodology that comprehensively measures the Company’s market and credit risks, was further refined and continues to be an important metric used in establishing its risk appetite and capital allocation framework. S-VaR simulates many stress scenarios based on more than 25 years of historical data and attempts to capture the different liquidities of various types of general and specific risks. Additionally, S-VaR captures event and default risks that are particularly relevant for credit portfolios.

Risk Management Process.

The following is a discussion of the Company’s risk management policies and procedures for its principal risks (capital and liquidity risk is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7). The discussion focuses on the Company’s securities activities (primarily its institutional trading activities) and corporate lending and related activities. The Company believes that these activities generate a substantial portion of its principal risks. This discussion and the estimated amounts of the Company’s risk exposure generated by its statistical analyses are forward-looking statements. However, the analyses used to assess such risks are not predictions of future events, and actual results may vary significantly from such analyses due to events in the markets in which the Company operates and certain other factors described below.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within the Wealth Management business segment. The Investment Management business segment incurs principally Non-trading market risk, primarily from capital investments in real estate funds and investments in private equity vehicles.

Sound market risk management is an integral part of the Company’s culture. The various business units and trading desks are responsible for ensuring that market risk exposures are well-managed and prudent. The control groups help ensure that these risks are measured and closely monitored and are made transparent to senior management. The Market Risk Department is responsible for ensuring transparency of material market risks, monitoring compliance with established limits and escalating risk concentrations to appropriate senior management. To execute these responsibilities, the Market Risk Department monitors the Company’s risk against limits on aggregate risk exposures, performs a variety of risk analyses, routinely reports risk summaries, and maintains its VaR and scenario analysis systems. These limits are designed to control price and market liquidity risk. Market risk is also monitored through various measures: by use of statistics (including VaR, S-VaR and related analytical measures); by measures of position sensitivity; and through routine stress testing, which measures the impact on the value of existing portfolios of specified changes in market factors, and scenario analyses conducted by the Market Risk Department in collaboration with the business units. The material risks identified by these processes are summarized in reports produced by the Market Risk Department that are circulated to and discussed with senior management, the FRC, the BRC and the Board.

The Chief Risk Officer, among other things, monitors market risk through the Market Risk Department, which reports to the Chief Risk Officer and is independent of the business units, and has close interactions with senior management and the risk management control groups in the business units. The Chief Risk Officer is a member of the FRC, chaired by the Chief Executive Officer, which includes the most senior officers of the Company, and regularly reports on market risk matters to this committee, as well as to the BRC and the Board.

Sales and Trading and Related Activities.

Primary Market Risk Exposures and Market Risk Management.    During 2015, the Company had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which it conducts its trading activities.

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

The Company is exposed to commodity price and implied volatility risk as a result of market-making activities in crude and refined oil products, natural gas, electricity, and precious and base metals. Commodity exposures are subject to periods of high price volatility as a result of changes in supply and demand. These changes can be caused by weather conditions; physical production and transportation; or geopolitical and other events that affect the available supply and level of demand for these commodities.

The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). Hedging activities may not always provide effective mitigation against trading losses due to differences in the terms, specific characteristics or other basis risks that may exist between the hedge instrument and the risk exposure that is being hedged. The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis. The Company manages and monitors its market risk exposures in such a way as to maintain a portfolio that the Company believes is well-diversified in the aggregate with respect to market risk factors and that reflects its aggregate risk tolerance as established by the Company’s senior management.

Aggregate market risk limits have been approved for the Company across all divisions worldwide. Additional market risk limits are assigned to trading desks and, as appropriate, products and regions. Trading division risk managers, desk risk managers, traders and the Market Risk Department monitor market risk measures against limits in accordance with policies set by the Company’s senior management.

VaR.    The Company uses the statistical technique known as VaR as one of the tools used to measure, monitor and review the market risk exposures of its trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations.    The Company estimates VaR using a model based on volatility-adjusted historical simulation for general market risk factors and Monte Carlo simulation for name-specific risk in corporate shares, bonds, loans and related derivatives. The model constructs a distribution of hypothetical daily changes in the value of trading portfolios based on the following: historical observation of daily changes in key market indices or other market risk factors; and information on the sensitivity of the portfolio values to these market risk factor changes. The Company’s VaR model uses four years of historical data with a volatility adjustment to reflect current market conditions. VaR for risk management purposes (“Management VaR”) is computed at a 95% level of confidence over a one-day time horizon, which is a useful indicator of possible trading losses resulting from adverse daily market moves. The 95%/one-day VaR corresponds to the unrealized loss in portfolio value that, based on historically observed market risk factor movements, would have been exceeded with a frequency of 5%, or five times in every 100 trading days, if the portfolio were held constant for one day.

The Company’s VaR model generally takes into account linear and non-linear exposures to equity and commodity price risk, interest rate risk, credit spread risk and foreign exchange rates. The model also takes into account linear exposures to implied volatility risks for all asset classes and non-linear exposures to implied volatility risks for equity, commodity and foreign exchange referenced products. The VaR model also captures certain implied correlation risks associated with portfolio credit derivatives, as well as certain basis risks (e.g., corporate debt and related credit derivatives).

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

The Company utilizes the same VaR model for risk management purposes, as well as for regulatory capital calculations. The Company’s VaR model has been approved by the Company’s regulators for use in regulatory capital calculations.

The portfolio of positions used for Management VaR differs from that used for regulatory capital requirements (“Regulatory VaR”), as Management VaR contains certain positions that are excluded from Regulatory VaR. Examples include counterparty Credit Valuation Adjustments (“CVA”) and related hedges, as well as loans that are carried at fair value and associated hedges.

The following table presents the Management VaR for the Trading portfolio, on a period-end, annual average and annual high and low basis. To further enhance the transparency of the traded market risk, the Credit Portfolio VaR has been disclosed as a separate category from the Primary Risk Categories. The Credit Portfolio includes counterparty CVA and related hedges, as well as loans that are carried at fair value and associated hedges.

Trading Risks.

95%/One-Day Management VaR.

	95%/One-Day VaR for 2015				95%/One-Day VaR for 2014
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$28	$34	$42	$27	$31	$31	$44	$25
Equity price	17	19	40	14	18	18	26	15
Foreign exchange rate	6	11	20	6	10	11	17	6
Commodity price	10	16	21	10	15	17	24	12
Less: Diversification benefit(1)(2)	(23)	(33)	N/A	N/A	(30)	(34)	N/A	N/A

Primary Risk Categories	$38	$47	$57	$38	$44	$43	$53	$34

Credit Portfolio	12	13	20	10	15	11	15	9
Less: Diversification benefit(1)(2)	(9)	(10)	N/A	N/A	(14)	(7)	N/A	N/A

Total Management VaR	$41	$50	$61	$41	$45	$47	$58	$38

N/A—Not Applicable.

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

The average Management VaR for the Primary Risk Categories for 2015 was $47 million compared with $43 million for 2014. The increase was primarily driven by higher market volatility.

Distribution of VaR Statistics and Net Revenues for 2015.    One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare VaR with actual trading revenues. Assuming no intraday trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model would be questioned. The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for the Company, as well as individual business units. For days where losses exceed the VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The distribution of VaR Statistics and Net Revenues is presented in the histograms below for the Total Trading populations.

Total Trading.    As shown in the 95%/One-Day Management VaR table, the average 95%/one-day Total Management VaR for 2015 was $50 million. The histogram below presents the distribution of the daily 95%/one-day Total Management VaR for 2015, which was in a range between $40 million and $60 million for approximately 99% of trading days during the year.

The histogram below shows the distribution for 2015 of daily net trading revenues, including profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price and Credit Portfolio positions and intraday trading activities, for the Company’s Trading businesses. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During 2015, the Company experienced net trading losses on 32 days, of which no day was in excess of the 95%/one-day Total Management VaR.

Non-trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis covering substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Credit Spread.    The credit spread risk sensitivity of the counterparty exposure related to the Company’s own credit spread corresponded to an increase in value of approximately $6 million for each 1 basis point widening in the Company’s credit spread level at both December 31, 2015 and December 31, 2014.

Funding Liabilities.    The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $11 million and $10 million for each 1 basis point widening in the Company’s credit spread level at December 31, 2015 and December 31, 2014, respectively.

Interest Rate Risk Sensitivity.    The table below presents an analysis of selected instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for the Company’s U.S. Bank Subsidiaries. These shocks are applied to the Company’s 12-month forecast for its U.S. Bank Subsidiaries, which incorporates market expectations of interest rates and the Company’s forecasted business activity, including its deposit deployment strategy and asset-liability management hedges. Thus, the impacts are incremental to that forecast and, additionally, do not reflect the impact of the repricing of assets and liabilities beyond 12 months. As a result, impacts from an instantaneous shock can vary significantly from period to period and can vary compared with impacts from a similar move in rates over time. For example, depending on interest rate levels and the relative sensitivity of assets and liabilities, an instantaneous increase (as opposed to an increase over time) may have a negative or positive impact on net interest income over the subsequent 12 months. At December 31, 2015, large instantaneous interest rates shocks had a negative impact to the Company’s U.S. Bank Subsidiaries’ projected net interest income over the following 12 months due to composition of the banks’ assets as well as expected deposit pricing behavior at higher levels of interest rates.

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
+200 basis points	$(149)	$256
+100 basis points	(84)	204
–100 basis points	(512)	(393)

The Company does not manage to any single rate scenario but rather manages net interest income in its U.S. Bank Subsidiaries to optimize across a range of possible outcomes. The sensitivity analysis assumes that the Company takes no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates.

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

Investments Sensitivity, Including Related Performance Fees.

	10% Sensitivity
	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Investments related to Investment Management activities:
Real estate funds	$139	$175
Private equity and infrastructure funds	131	186
Traditional asset management and hedge fund investments	101	109

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	142	142
Other Company investments	194	195

Equity Market Sensitivity.    In the Wealth Management and Investment Management business segments, certain fee-based revenue streams are driven by the value of clients’ equity holdings. The overall level of revenues for these streams also depends on multiple additional factors that include, but are not limited to, the level and duration of the equity market decline, price volatility, the geographic and industry mix of client assets, the rate and magnitude of client investments and redemptions, and the impact of such market decline and price volatility on client behavior. Therefore, overall revenues do not correlate completely with changes in the equity markets.

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to the Company. The Company primarily incurs credit risk exposure to institutions and individuals through its Institutional Securities and Wealth Management business segments.

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

Monitoring and Control.

In order to help protect the Company from losses, the Credit Risk Management Department establishes Company-wide practices to evaluate, monitor and control credit risk exposure at the transaction, obligor and portfolio levels. The Credit Risk Management Department approves extensions of credit, evaluates the creditworthiness of the counterparties and borrowers on a regular basis, and ensures that credit exposure is actively monitored and managed. The evaluation of counterparties and borrowers includes an assessment of the probability that an obligor will default on its financial obligations and any losses that may occur when an obligor defaults. In addition, credit risk exposure is actively managed by credit professionals and committees within the Credit Risk Management Department and through various risk committees, whose membership includes individuals from the Credit Risk Management Department. A comprehensive and global Credit Limits Framework is utilized to manage credit risk levels across the Company. The Credit Limits Framework is calibrated within the Company’s risk tolerance and includes single-name limits and portfolio concentration limits by country, industry and product type.

The Credit Risk Management Department ensures transparency of material credit risks, compliance with established limits and escalation of risk concentrations to appropriate senior management. The Credit Risk Management Department also works closely with the Market Risk Department and applicable business units to monitor risk exposures and to perform stress tests to identify, analyze and control credit risk concentrations arising in the lending and trading activities. The stress tests shock market factors (e.g., interest rates, commodity prices, credit spreads), risk parameters (e.g., default probabilities and loss given default), recovery rates and expected losses in order to assess the impact of stresses on exposures, profit and loss, and the Company’s capital position. Stress and scenario tests are conducted in accordance with established Company policies and procedures.

Credit Evaluation.

The evaluation of corporate and institutional counterparties and borrowers includes assigning obligor credit ratings, which reflect an assessment of an obligor’s probability of default and loss given default. Credit evaluations typically involve the assessment of financial statements; leverage; liquidity; capital strength; asset composition and quality; market capitalization; access to capital markets; adequacy of collateral, if applicable; and in the case of certain loans, cash flow projections and debt service requirements. The Credit Risk Management Department also evaluates strategy, market position, industry dynamics, management and other factors that could affect the obligor’s risk profile. Additionally, the Credit Risk Management Department evaluates the relative position of the Company’s exposure in the borrower’s capital structure and relative recovery prospects, as well as adequacy of collateral (if applicable) and other structural elements of the particular transaction.

The evaluation of consumer borrowers is tailored to the specific type of lending. Margin and securities-based loans are evaluated based on factors that include, but are not limited to, the amount of the loan, the degree of leverage and the quality, diversification, price volatility and liquidity of the collateral. The underwriting of residential real estate loans includes, but is not limited to, review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio and credit bureau information. Subsequent credit monitoring for individual loans is performed at the portfolio level, and collateral values are monitored on an ongoing basis.

Credit risk metrics assigned to the Company’s borrowers during the evaluation process are incorporated into the Credit Risk Management Department’s maintenance of the allowance for loan losses for the loans held for the investment portfolio. Such allowance serves as a reserve for probable inherent losses, as well as probable losses related to loans identified for impairment. For more information on the allowance for loan losses, see Notes 2 and 7 to the consolidated financial statements in Item 8.

Risk Mitigation.

The Company may seek to mitigate credit risk from its lending and trading activities in multiple ways, including collateral provisions, guarantees and hedges. At the transaction level, the Company seeks to mitigate risk through management of key risk elements such as size, tenor, financial covenants, seniority and collateral. The Company actively hedges its lending and derivatives exposure through various financial instruments that may include single-name, portfolio and structured credit derivatives. Additionally, the Company may sell, assign or syndicate loans and lending commitments to other financial institutions in the primary and secondary loan markets. In connection with its derivatives trading activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of a counterparty default.

Lending Activities.

The Company provides loans and lending commitments to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. In the consolidated statements of financial condition, these loans and lending commitments are carried at either fair value with changes in fair value recorded in earnings; held for investment, which are recorded at amortized cost; or held for sale, which are recorded at lower of cost or fair value. Loans held for investment and loans held for sale are classified in Loans, and loans held at fair value are classified in Trading assets in the consolidated statements of financial condition. See Notes 3, 7 and 12 to the consolidated financial statements in Item 8 for further information.

Loan Portfolio by Loan Type within the Institutional Securities and Wealth Management Business Segments.

	At December 31, 2015
	Institutional Securities Lending	Wealth Management Lending	Total
	(dollars in millions)
Corporate loans	$16,452	$7,102	$23,554
Consumer loans	—	21,528	21,528
Residential real estate loans	—	20,863	20,863
Wholesale real estate loans	6,839	—	6,839

Loans held for investment, gross of allowance	23,291	49,493	72,784
Allowance for loan losses	(195)	(30)	(225)

Loans held for investment, net of allowance	23,096	49,463	72,559

Corporate loans	11,924	—	11,924
Residential real estate loans	45	59	104
Wholesale real estate loans	1,172	—	1,172

Loans held for sale	13,141	59	13,200

Corporate loans	7,286	—	7,286
Residential real estate loans	1,885	—	1,885
Wholesale real estate loans	1,447	—	1,447

Loans held at fair value	10,618	—	10,618

Total loans(1)	46,855	49,522	96,377
Lending commitments(2)(3)	95,572	5,821	101,393

Total loans and lending commitments(2)(3)	$142,427	$55,343	$197,770

	At December 31, 2014
	Institutional Securities Lending	Wealth Management Lending	Total
	(dollars in millions)
Corporate loans	$14,233	$5,426	$19,659
Consumer loans	—	16,576	16,576
Residential real estate loans	—	15,735	15,735
Wholesale real estate loans	5,298	—	5,298

Loans held for investment, gross of allowance	19,531	37,737	57,268
Allowance for loan losses	(136)	(13)	(149)

Loans held for investment, net of allowance	19,395	37,724	57,119

Corporate loans	8,200	—	8,200
Residential real estate loans	16	98	114
Wholesale real estate loans	1,144	—	1,144

Loans held for sale	9,360	98	9,458

Corporate loans	7,093	—	7,093
Residential real estate loans	1,682	—	1,682
Wholesale real estate loans	3,187	—	3,187

Loans held at fair value	11,962	—	11,962

Total loans(1)	40,717	37,822	78,539
Lending commitments(2)(3)	87,000	4,914	91,914

Total loans and lending commitments(2)(3)	$127,717	$42,736	$170,453

(1)

Amounts exclude $25.3 billion and $29.0 billion related to margin loans and $4.9 billion and $5.1 billion related to employee loans at December 31, 2015 and December 31, 2014, respectively. See Notes 6 and 7 to the consolidated financial statements in Item 8 for further information.

(2)

Lending commitments represent the notional amount of legally binding obligations to provide funding to clients for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

(3)

For syndications led by the Company, the lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that the Company participates in and does not lead, lending commitments accepted by the borrower but not yet closed include only the amount that the Company expects it will be allocated from the lead, syndicate bank. Due to the nature of the Company’s obligations under the commitments, these amounts include certain commitments participated to third parties.

The Company’s credit exposure from its loans and lending commitments is measured in accordance with the Company’s internal risk management standards. Risk factors considered in determining the allowance include the borrower’s financial strength, seniority of the loan, collateral type, volatility of collateral value, debt cushion, loan-to-value ratio, debt service ratio, covenants and counterparty type. At December 31, 2015 and December 31, 2014, the allowance for loan losses related to loans that were accounted for as held for investment was $225 million and $149 million, respectively, and the allowance for commitment losses related to lending commitments that were accounted for as held for investment was $185 million and $149 million, respectively. The aggregate allowance for loan and commitment losses increased over the year ended December 31, 2015 due to environmental macro factors including a deteriorating energy sector, updates to parameters used in determining the inherent allowance and overall portfolio growth. See Note 7 to the consolidated financial statements in Item 8 for further information.

Institutional Securities Lending Activities.    In connection with certain of its Institutional Securities business segment activities, the Company provides loans and lending commitments to a diverse group of corporate and other institutional clients. These activities include corporate lending, commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to equities and commodities customers, and loans to municipalities. These loans and lending commitments may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged by the Company.

Institutional Securities loans and lending commitments are mainly related to relationship-based and event-driven lending to select corporate clients. Relationship-based loans and lending commitments are used for general corporate purposes, working capital and liquidity purposes by the Company’s Investment Banking clients and typically consist of revolving lines of credit, letter of credit facilities and term loans. In connection with the relationship-based lending activities, the Company had hedges (which included “single name,” “sector” and “index” hedges) with a notional amount of $12.0 billion and $12.9 billion at December 31, 2015 and December 31, 2014, respectively. Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization and project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

Institutional Securities Loans and Lending Commitments by Credit Rating(1).

	At December 31, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
AAA	$287	$24	$50	$—	$361
AA	5,022	2,553	3,735	63	11,373
A	3,996	5,726	11,993	1,222	22,937
BBB	5,089	16,720	23,248	4,086	49,143

Investment grade	14,394	25,023	39,026	5,371	83,814
Non-investment grade	7,768	15,863	22,818	7,779	54,228
Unrated(2)	930	1,091	246	2,118	4,385

Total	$23,092	$41,977	$62,090	$15,268	$142,427

	At December 31, 2014
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
AAA	$275	$74	$37	$—	$386
AA	3,760	3,025	4,580	—	11,365
A	2,135	5,060	12,090	657	19,942
BBB	4,710	11,902	23,740	3,035	43,387

Investment grade	10,880	20,061	40,447	3,692	75,080
Non-investment grade	6,161	14,645	20,716	7,386	48,908
Unrated(2)	128	906	235	2,460	3,729

Total	$17,169	$35,612	$61,398	$13,538	$127,717

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of Market Risk. For a further discussion of the Company’s Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A.

At December 31, 2015 and December 31, 2014, the aggregate amount of investment grade loans was $15.8 billion and $11.8 billion, respectively, the aggregate amount of non-investment grade loans was $26.9 billion and $25.4 billion, respectively, and the aggregate amount of unrated loans was $4.2 billion and $3.5 billion, respectively.

Event-Driven Loans and Lending Commitments.    Included in the total loans and lending commitments above at December 31, 2015 were event-driven exposures of $23.2 billion composed of loans of $5.4 billion and lending commitments of $17.8 billion. Included in the event-driven exposures at December 31, 2015 were $13.5 billion of loans and lending commitments to non-investment grade borrowers. The maturity profile of these event-driven loans and lending commitments at December 31, 2015 was as follows: 24% will mature in less than 1 year, 21% will mature within 1 to 3 years, 24% will mature within 3 to 5 years and 31% will mature in over 5 years.

Included in the total loans and lending commitments above at December 31, 2014 were event-driven exposures of $15.2 billion composed of funded loans of $5.7 billion and lending commitments of $9.5 billion. Included in the event-driven exposure at December 31, 2014 were $11.6 billion of loans and lending commitments to non-investment grade borrowers.

The maturity profile of these event-driven loans and lending commitments at December 31, 2014 was as follows: 18% will mature in less than 1 year, 14% will mature within 1 to 3 years, 37% will mature within 3 to 5 years and 31% will mature in over 5 years.

At December 31, 2015 and December 31, 2014, approximately 99.5% of the Institutional Securities business segment loans held for investment were current, while approximately 0.5% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Institutional Securities Credit Exposure from Loans and Lending Commitments by Industry.

Industry(1)	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Real estate	$17,847	$16,867
Energy	15,921	14,926
Healthcare	12,677	10,203
Utilities	12,631	11,986
Consumer discretionary	12,098	11,755
Funds, exchanges and other financial services(2)	11,649	9,949
Information technology	11,122	7,931
Industrials	10,018	9,896
Consumer staples	8,597	7,584
Mortgage finance	8,260	6,516
Materials	6,440	5,357
Insurance	4,682	3,313
Telecommunications services	4,403	4,484
Special purpose vehicles	3,482	3,326
Consumer finance	977	1,065
Other	1,623	2,559

Total	$142,427	$127,717

(1)	Industry categories are based on the Global Industry Classification Standard®.
(2)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.

Institutional Securities Lending Exposures Related to the Energy Industry.    At December 31, 2015, Institutional Securities’ loans and lending commitments related to the energy industry were $15.9 billion. Approximately 60% of these energy industry loans and lending commitments were to investment grade counterparties. At December 31, 2015, the energy industry portfolio included $1.7 billion in loans and $2.7 billion in lending commitments to Oil and Gas Exploration and Production (“E&P”) companies. The E&P loans were substantially all to non-investment grade counterparties which are subject to semi-annual borrowing base reassessments based on the value of the underlying oil and gas reserves pledged as collateral. The E&P lending commitments were primarily to investment grade counterparties.

Margin Lending.    In addition, Institutional Securities lending activities include margin lending, which allows the client to borrow against the value of qualifying securities. At December 31, 2015 and December 31, 2014, the amounts related to margin lending were $10.6 billion and $15.3 billion, respectively, which were classified within Customer and other receivables in the consolidated statements of financial condition.

Wealth Management Lending Activities.    The principal Wealth Management lending activities include securities-based lending and residential real estate loans.

Securities-based lending provided to the Company’s retail clients is primarily conducted through its Portfolio Loan Account (“PLA”) and Liquidity Access Line (“LAL”) platforms which had an outstanding loan balance of $24.9 billion and $19.1 billion at December 31, 2015 and December 31, 2014, respectively. These loans allow the client to borrow money against the value of qualifying securities for any purpose other than purchasing securities. The Company establishes approved credit lines against qualifying securities and monitors limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. These credit lines are primarily uncommitted loan facilities, as the Company reserves the right to not make any advances, or may terminate these credit lines at any time. Factors considered in the review of these loans include, but are not limited to, the loan amount, the client’s credit profile, the degree of leverage, collateral diversification, price volatility and liquidity of the collateral.

Residential real estate loans consist of first and second lien mortgages, including HELOC loans. The Company’s underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis utilizing industry standard credit scoring models (e.g., Fair Isaac Corporation (“FICO”) scores), debt ratios and assets of the borrower. Loan-to-value ratios are determined based on independent third-party property appraisal/valuations, and security lien position is established through title/ownership reports. The vast majority of mortgage and HELOC loans are held for investment in the Wealth Management business segment’s loan portfolio.

For the year ended December 31, 2015, loans and lending commitments associated with the Wealth Management business segment lending activities increased by approximately 29%, mainly due to growth in PLA, LAL and residential real estate loans.

Wealth Management Lending Activities by Remaining Contractual Maturity.

	At December 31, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$25,975	$1,004	$889	$749	$28,617
Residential real estate loans	—	—	35	20,870	20,905

Total	$25,975	$1,004	$924	$21,619	$49,522
Lending commitments	5,143	286	115	277	5,821

Total loans and lending commitments	$31,118	$1,290	$1,039	$21,896	$55,343

	At December 31, 2014
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$19,408	$1,071	$750	$768	$21,997
Residential real estate loans	—	—	—	15,825	15,825

Total	$19,408	$1,071	$750	$16,593	$37,822
Lending commitments	4,192	290	131	301	4,914

Total loans and lending commitments	$23,600	$1,361	$881	$16,894	$42,736

At December 31, 2015 and December 31, 2014, approximately 99.9% of the Wealth Management business segment loans held for investment were current, while approximately 0.1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Wealth Management business segment also provides margin lending to clients and had an outstanding balance of $14.7 billion and $13.7 billion at December 31, 2015 and December 31, 2014, respectively, which were classified within Customer and other receivables within the consolidated statements of financial condition.

In addition, the Wealth Management business segment has employee loans that are granted primarily in conjunction with programs established by the Company to recruit and retain certain employees. These loans, recorded in Customer and other receivables in the consolidated statements of financial condition, are full recourse, require periodic payments and have repayment terms ranging from 2 to 12 years. The Company establishes an allowance for loan amounts it does not consider recoverable from terminated employees, which is recorded in Compensation and benefits expense.

Credit Exposure—Derivatives.

The Company incurs credit risk as a dealer in over-the-counter (“OTC”) derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. In connection with its OTC derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master netting agreement in the event of counterparty default. The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For credit exposure information on the Company’s OTC derivative products, see Note 4 to the consolidated financial statements in Item 8.

Credit Derivatives.    A credit derivative is a contract between a seller and buyer of protection against the risk of a credit event occurring on one or more debt obligations issued by a specified reference entity. The buyer typically pays a periodic premium over the life of the contract and is protected for the period. If a credit event occurs, the seller is required to make payment to the beneficiary based on the terms of the credit derivative contract. Credit events, as defined in the contract, may be one or more of the following defined events: bankruptcy, dissolution or insolvency of the referenced entity, failure to pay, obligation acceleration, repudiation, payment moratorium and restructurings.

The Company trades in a variety of credit derivatives and may either purchase or write protection on a single name or portfolio of referenced entities. In transactions referencing a portfolio of entities or securities, protection may be limited to a tranche of exposure or a single name within the portfolio. The Company is an active market maker in the credit derivatives markets. As a market maker, the Company works to earn a bid-offer spread on client flow business and manages any residual credit or correlation risk on a portfolio basis. Further, the Company uses credit derivatives to manage its exposure to residential and commercial mortgage loans and corporate lending exposures during the periods presented. The effectiveness of the Company’s credit default swap (“CDS”) protection as a hedge of its exposures may vary depending upon a number of factors, including the contractual terms of the CDS.

The Company actively monitors its counterparty credit risk related to credit derivatives. A majority of the Company’s counterparties are composed of banks, broker-dealers, insurance and other financial institutions. Contracts with these counterparties may include provisions related to counterparty rating downgrades, which may result in the counterparty posting additional collateral to the Company. As with all derivative contracts, the Company considers counterparty credit risk in the valuation of its positions and recognizes credit valuation adjustments as appropriate within Trading revenues in the consolidated statements of income.

Credit Derivative Portfolio by Counterparty.

	At December 31, 2015
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Protection Purchased	Protection Sold
	(dollars in millions)
Banks and securities firms	$16,962	$17,295	$(333)	$533,557	$491,267
Insurance and other financial institutions	5,842	6,247	(405)	189,439	194,723
Non-financial entities	115	123	(8)	5,932	3,529

Total	$22,919	$23,665	$(746)	$728,928	$689,519

	At December 31, 2014
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Protection Purchased	Protection Sold
	(dollars in millions)
Banks and securities firms	$25,452	$25,323	$129	$712,466	$687,155
Insurance and other financial institutions	6,639	6,697	(58)	216,489	217,201
Non-financial entities	91	89	2	5,049	3,706

Total	$32,182	$32,109	$73	$934,004	$908,062

(1)

The Company’s CDS are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 3% and 4% of receivable fair values and 6% and 7% of payable fair values represented Level 3 amounts at December 31, 2015 and December 31, 2014, respectively (see Note 3 to the consolidated financial statements in Item 8).

The fair values shown above are before the application of contractual netting or collateral. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 4 to the consolidated financial statements in Item 8.

OTC Derivative Products at Fair Value, Net of Collateral, by Industry.

Industry(1)	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Utilities	$3,920	$3,797
Industrials	2,635	2,278
Funds, exchanges and other financial services(2)	2,322	3,638
Banks and securities firms	1,912	3,297
Regional governments	1,329	1,603
Healthcare	1,190	1,365
Not-for-profit organizations	908	905
Consumer discretionary	829	423
Special purpose vehicles	821	1,089
Sovereign governments	599	889
Consumer staples	578	650
Materials	540	591
Energy	453	575
Other	975	1,127

Total(3)	$19,011	$22,227

(1)	Industry categories are based on the Global Industry Classification Standard®.
(2)	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.
(3)	For further information on derivative instruments and hedging activities, see Note 4 to the consolidated financial statements in Item 8.

Other.

In addition to the activities noted above, there are other credit risks managed by the Credit Risk Management Department and various business areas within the Institutional Securities business segment. The Company participates in securitization activities whereby it extends short-term or long-term funding to clients through loans and lending commitments that are secured by the assets of the borrower and generally provide for over-collateralization, including commercial real estate loans, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 13 to the consolidated financial statements in Item 8 for information about the Company’s securitization activities. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the consolidated financial statements in Item 8 for additional information about the Company’s collateralized transactions.

Country Risk Exposure.

Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect the Company. The Company actively manages country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows the Company to effectively identify, monitor and limit country risk. Country risk exposure before and after hedging is monitored and managed.

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

The Company conducts periodic stress testing that seeks to measure the impact on its credit and market exposures of shocks stemming from negative economic or political scenarios. When deemed appropriate by the Company’s risk managers, the stress test scenarios include possible contagion effects. Second order risks such as the impact for core European banks of their peripheral exposures may also be considered. This analysis, and results of the stress tests, may result in the amendment of limits or exposure mitigation.

In addition to its country risk exposure, the Company discloses its cross-border risk exposure in “Financial Statements and Supplementary Data—Financial Data Supplement (Unaudited)” in Item 8. It is based on the Federal Financial Institutions Examination Council’s regulatory guidelines for reporting cross-border information and represents the amounts that the Company may not be able to obtain from a foreign country due to country-specific events, including unfavorable economic and political conditions, economic and social instability, and changes in government policies.

There can be substantial differences between the Company’s country risk exposure and cross-border risk exposure. For instance, unlike the cross-border risk exposure, the Company’s country risk exposure includes the effect of certain risk mitigants. In addition, the basis for determining the domicile of the country risk exposure is different from the basis for determining the cross-border risk exposure. Cross-border risk exposure is reported based on the country of jurisdiction for the obligor or guarantor. For country risk exposure, the Company considers factors in addition to that of country of jurisdiction, including physical location of operations or assets, location and source of cash flows/revenues and location of collateral (if applicable) in order to determine the basis for country risk exposure. Furthermore, cross-border risk exposure incorporates CDS only where protection is purchased, while country risk exposure incorporates CDS where protection is purchased or sold.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows the Company’s 10 largest non-U.S. country risk net exposures at December 31, 2015. Index credit derivatives are included in the country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Top Ten Country Exposures at December 31, 2015.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Loans	Lending Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$(88)	$56	$—	$—	$(32)	$(166)	$(198)
Non-sovereigns	654	10,649	4,643	7,161	23,107	(1,722)	21,385

Subtotal	$566	$10,705	$4,643	$7,161	$23,075	$(1,888)	$21,187

Brazil:
Sovereigns	$3,536	$—	$—	$—	$3,536	$—	$3,536
Non-sovereigns	(28)	519	1,097	87	1,675	(650)	1,025

Subtotal	$3,508	$519	$1,097	$87	$5,211	$(650)	$4,561

China:
Sovereigns	$616	$166	$—	$—	$782	$(508)	$274
Non-sovereigns	1,423	404	956	262	3,045	(64)	2,981

Subtotal	$2,039	$570	$956	$262	$3,827	$(572)	$3,255

Italy:
Sovereigns	$1,950	$(19)	$—	$—	$1,931	$(61)	$1,870
Non-sovereigns	174	661	9	667	1,511	(198)	1,313

Subtotal	$2,124	$642	$9	$667	$3,442	$(259)	$3,183

Canada:
Sovereigns	$(61)	$90	$—	$—	$29	$—	$29
Non-sovereigns	(143)	1,661	239	1,550	3,307	(163)	3,144

Subtotal	$(204)	$1,751	$239	$1,550	$3,336	$(163)	$3,173

Singapore:
Sovereigns	$1,950	$197	$—	$—	$2,147	$—	$2,147
Non-sovereigns	76	278	48	122	524	(30)	494

Subtotal	$2,026	$475	$48	$122	$2,671	$(30)	$2,641

France:
Sovereigns	$(682)	$—	$—	$—	$(682)	$—	$(682)
Non-sovereigns	(103)	1,751	14	2,310	3,972	(1,149)	2,823

Subtotal	$(785)	$1,751	$14	$2,310	$3,290	$(1,149)	$2,141

United Arab Emirates:
Sovereigns	$2	$1,162	$—	$—	$1,164	$(56)	$1,108
Non-sovereigns	(95)	455	181	350	891	(16)	875

Subtotal	$(93)	$1,617	$181	$350	$2,055	$(72)	$1,983

Netherlands:
Sovereigns	$(71)	$—	$—	$—	$(71)	$—	$(71)
Non-sovereigns	267	623	188	1,230	2,308	(280)	2,028

Subtotal	$196	$623	$188	$1,230	$2,237	$(280)	$1,957

Australia:
Sovereigns	$(115)	$21	$—	$—	$(94)	$—	$(94)
Non-sovereigns	449	348	168	875	1,840	(123)	1,717

Subtotal	$334	$369	$168	$875	$1,746	$(123)	$1,623

(1)

Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At December 31, 2015, gross purchased protection, gross written protection, and net exposures related to single-name and index credit derivatives for those countries were $(164.9) billion, $161.5 billion and $(3.4) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.

(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.

117

(3)

At December 31, 2015, the benefit of collateral received against counterparty credit exposure was $10.4 billion in the United Kingdom (“U.K.”), with 99% of collateral consisting of cash and U.K. and U.S. government obligations, and $5.9 billion in France with 99% of collateral consisting of cash and government obligations of France. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $7.0 billion, with collateral primarily consisting of cash and government obligations of Germany, U.S. and France. These amounts do not include collateral received on secured financing transactions.

(4)

Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.

(5)	In addition, at December 31, 2015, the Company had exposure to these countries for overnight deposits with banks of approximately $4.3 billion.

Country Risk Exposure Related to Brazil. At December 31, 2015, the Company’s country risk exposures in Brazil included net exposures of $4,561 million (shown in the above table). The Company’s sovereign net exposures in Brazil were principally in the form of local currency government bonds held onshore to support client activity. The $1,025 million (shown in the above table) of exposures to non-sovereigns were diversified across both names and sectors.

Country Risk Exposure Related to China. At December 31, 2015, the Company’s country risk exposures in China included net exposures of $3,255 million (shown in the above table) and overnight deposits with international banks of $438 million. The $2,981 million (shown in the above table) of exposures to non-sovereigns were diversified across both names and sectors and were primarily concentrated in high-quality positions with negligible direct exposure to onshore equities.

Operational Risk.

Operational risk refers to the risk of loss, or of damage to the Company’s reputation, resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, theft, legal and compliance risks or damage to physical assets). Operational risk relates to the following risk event categories as defined by Basel II: internal fraud; external fraud, employment practices and workplace safety; clients, products and business practices; business disruption and system failure; damage to physical assets; and execution, delivery and process management. The Company may incur operational risk across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). Legal and compliance risk is discussed below under “Legal and Compliance Risk.”

The Company has established an operational risk framework to identify, measure, monitor and control risk across the Company. Effective operational risk management is essential to reducing the impact of operational risk incidents and mitigating legal and reputational risks. The framework is continually evolving to account for changes in the Company and to respond to the changing regulatory and business environment. The Company has implemented operational risk data and assessment systems to monitor and analyze internal and external operational risk events, to assess business environment and internal control factors and to perform scenario analysis. The collected data elements are incorporated in the operational risk capital model. The model encompasses both quantitative and qualitative elements. Internal loss data and scenario analysis results are direct inputs to the capital model, while external operational incidents, business environment and internal control factors are evaluated as part of the scenario analysis process.

In addition, the Company employs a variety of risk processes and mitigants to manage its operational risk exposures. These include a strong governance framework, a comprehensive risk management program and insurance. Operational risks and associated risk exposures are assessed relative to the risk tolerance established by the Board and are prioritized accordingly. The breadth and range of operational risk are such that the types of mitigating activities are wide-ranging. Examples of activities include enhancing defenses against cyberattacks; use of legal agreements and contracts to transfer and/or limit operational risk exposures; due diligence; implementation of enhanced policies and procedures; exception management processing controls; and segregation of duties.

Primary responsibility for the management of operational risk is with the business segments, the control groups and the business managers therein. The business managers maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. Each of the business segments has a designated operational risk coordinator. The operational risk coordinator regularly reviews operational risk issues and reports to the Company’s senior management within each business. Each control group also has a designated operational risk coordinator and a forum for discussing operational risk matters with the Company’s senior management. Oversight of operational risk is provided by the Operational

Risk Oversight Committee, regional risk committees and senior management. In the event of a merger; joint venture; divestiture; reorganization; or creation of a new legal entity, a new product or a business activity, operational risks are considered, and any necessary changes in processes or controls are implemented.

The Operational Risk Department is independent of the divisions and reports to the Chief Risk Officer. The Operational Risk Department provides oversight of operational risk management and independently assesses, measures and monitors operational risk. The Operational Risk Department works with the divisions and control groups to help ensure a transparent, consistent and comprehensive framework for managing operational risk within each area and across the Company. The Operational Risk Department scope includes oversight of technology and data risks (e.g., cybersecurity) and supplier management (vendor risk oversight and assessment) program. Furthermore, the Operational Risk Department supports the collection and reporting of operational risk incidents and the execution of operational risk assessments; provides the infrastructure needed for risk measurement and risk management; and ensures ongoing validation and verification of the Company’s advanced measurement approach for operational risk capital.

Business Continuity Management is responsible for identifying key risks and threats to the Company’s resiliency and planning to ensure that a recovery strategy and required resources are in place for the resumption of critical business functions following a disaster or other business interruption. Disaster recovery plans are in place for critical facilities and resources on a Company-wide basis, and redundancies are built into the systems as deemed appropriate. The key components of the Company’s Business Continuity Management Program include: crisis management; business recovery plans; applications/data recovery; work area recovery; and other elements addressing management, analysis, training and testing.

The Company maintains an information security program that coordinates the management of information security risks and is designed to address regulatory requirements. Information security policies are designed to protect the Company’s information assets against unauthorized disclosure, modification or misuse. These policies cover a broad range of areas, including: application entitlements, data protection, incident response, Internet and electronic communications, remote access and portable devices. The Company has also established policies, procedures and technologies to protect its computers and other assets from unauthorized access.

In connection with its ongoing operations, the Company utilizes the services of external vendors, which it anticipates will continue and may increase in the future. These services include, for example, outsourced processing and support functions and consulting and other professional services. The Company manages its exposures to these services through a variety of means such as the performance of due diligence, consideration of operational risk, implementation of service level and other contractual agreements, and ongoing monitoring of the vendors’ performance. The Company maintains a supplier risk management program with policies, procedures, organization, governance and supporting technology that satisfies regulatory requirements. The program is designed to ensure that adequate risk management controls over the services exist, including, but not limited to information security, operational failure, financial stability, disaster recoverability, reputational risk, safeguards against corruption and termination.

Liquidity and Funding Risk.

Liquidity and funding risk refers to the risk that the Company will be unable to finance its operations due to a loss of access to the capital markets or difficulty in liquidating its assets. Liquidity and funding risk also encompasses the Company’s ability to meet its financial obligations without experiencing significant business disruption or reputational damage that may threaten the Company’s viability as a going concern. Market or idiosyncratic stress events may negatively affect the Company’s liquidity and may impact its ability to raise new funding. Generally, the Company incurs liquidity and funding risk as a result of its trading, lending, investing and client facilitation activities.

The Company’s Liquidity Risk Management Framework is critical to helping ensure that the Company maintains sufficient liquidity reserves and durable funding sources to meet its daily obligations and to withstand unanticipated stress events. In 2015, the Company established the Liquidity Risk Department as a distinct area in Risk Management to oversee and monitor liquidity and funding risk. The Liquidity Risk Department is independent of the business units and reports to the Chief Risk Officer. The Liquidity Risk Department ensures transparency of material liquidity and funding risks, compliance with established risk limits and escalation of risk concentrations to appropriate senior management. To execute these responsibilities, the Liquidity Risk Department establishes limits in line with the Company’s risk appetite, identifies and analyzes emerging liquidity and funding risks to ensure such risks are appropriately mitigated, monitors and reports risk exposures against metrics and limits, and reviews the methodologies and assumptions underpinning the Company’s Liquidity Stress Tests to ensure sufficient liquidity and funding under a range of adverse scenarios. The liquidity and funding risks identified by these processes are summarized in reports produced by the Liquidity Risk Department that are circulated to and discussed with senior management, the FRC, the BRC and the Board, as appropriate.

The Treasury Department and applicable business units have primary responsibility for evaluating, monitoring and controlling the liquidity and funding risks arising from the Company’s business activities, and maintain processes and controls to manage the key risks inherent in their respective areas. The Liquidity Risk Department coordinates with the Treasury Department and these business units to help ensure a consistent and comprehensive framework for managing liquidity and funding risk across the Company. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

Legal and Compliance Risk.

Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that the Company may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to its business activities. This risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with anti-money laundering and terrorist financing rules and regulations. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see also “Business—Supervision and Regulation” in Part I, Item 1, and “Risk Factors” in Part I, Item 1A). The Company, principally through the Legal and Compliance Division, has established procedures based on legal and regulatory requirements on a worldwide basis that are designed to facilitate compliance with applicable statutory and regulatory requirements and to require that the Company’s policies relating to business conduct, ethics and practices are followed globally. In addition, the Company has established procedures to mitigate the risk that a counterparty’s performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The heightened legal and regulatory focus on the financial services and banking industry presents a continuing business challenge for the Company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the accompanying consolidated statements of financial condition of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, cash flows, and changes in total equity for the years ended December 31, 2015, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2016

MORGAN STANLEY

Consolidated Statements of Income

(dollars in millions, except share and per share data)

	2015	2014	2013
Revenues:
Investment banking	$5,594	$5,948	$5,246
Trading	10,114	9,377	9,359
Investments	541	836	1,777
Commissions and fees	4,554	4,713	4,629
Asset management, distribution and administration fees	10,766	10,570	9,638
Other	493	1,096	1,066

Total non-interest revenues	32,062	32,540	31,715

Interest income	5,835	5,413	5,209
Interest expense	2,742	3,678	4,431

Net interest	3,093	1,735	778

Net revenues	35,155	34,275	32,493

Non-interest expenses:
Compensation and benefits	16,016	17,824	16,277
Occupancy and equipment	1,382	1,433	1,499
Brokerage, clearing and exchange fees	1,892	1,806	1,711
Information processing and communications	1,767	1,635	1,768
Marketing and business development	681	658	638
Professional services	2,298	2,117	1,894
Other	2,624	5,211	4,148

Total non-interest expenses	26,660	30,684	27,935

Income from continuing operations before income taxes	8,495	3,591	4,558
Provision for (benefits from) income taxes	2,200	(90)	902

Income from continuing operations	6,295	3,681	3,656

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(23)	(19)	(72)
Provision for (benefit from) income taxes	(7)	(5)	(29)

Income (loss) from discontinued operations	(16)	(14)	(43)

Net income	$6,279	$3,667	$3,613
Net income applicable to redeemable noncontrolling interests	—	—	222
Net income applicable to nonredeemable noncontrolling interests	152	200	459

Net income applicable to Morgan Stanley	$6,127	$3,467	$2,932
Preferred stock dividends and other	456	315	277

Earnings applicable to Morgan Stanley common shareholders	$5,671	$3,152	$2,655

Earnings per basic common share:
Income from continuing operations	$2.98	$1.65	$1.42
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.03)

Earnings per basic common share	$2.97	$1.64	$1.39

Earnings per diluted common share:
Income from continuing operations	$2.91	$1.61	$1.38
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.02)

Earnings per diluted common share	$2.90	$1.60	$1.36

Dividends declared per common share	$0.55	$0.35	$0.20
Average common shares outstanding:
Basic	1,909,116,527	1,923,805,397	1,905,823,882

Diluted	1,952,815,453	1,970,535,560	1,956,519,738

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

	2015	2014	2013
Net income	$6,279	$3,667	$3,613
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$(304)	$(491)	$(348)
Change in net unrealized gains (losses) on available for sale securities(2)	(246)	209	(433)
Pension, postretirement and other(3)	138	33	(1)

Total other comprehensive income (loss)	$(412)	$(249)	$(782)

Comprehensive income	$5,867	$3,418	$2,831
Net income applicable to redeemable noncontrolling interests	—	—	222
Net income applicable to nonredeemable noncontrolling interests	152	200	459
Other comprehensive income (loss) applicable to nonredeemable noncontrolling interests	(4)	(94)	(205)

Comprehensive income applicable to Morgan Stanley	$5,719	$3,312	$2,355

(1)	Amounts include provision for (benefit from) income taxes of $185 million, $352 million and $351 million for 2015, 2014 and 2013, respectively.
(2)	Amounts include provision for (benefit from) income taxes of $(143) million, $142 million and $(296) million for 2015, 2014 and 2013, respectively.
(3)	Amounts include provision for (benefit from) income taxes of $73 million, $20 million and $11 million for 2015, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Financial Condition

(dollars in millions, except share data)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks ($14 and $45 at December 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	$19,827	$21,381
Interest bearing deposits with banks	34,256	25,603
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements ($186 and $149 at December 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	31,469	40,607
Trading assets, at fair value ($127,627 and $127,342 were pledged to various parties at December 31, 2015 and December 31, 2014, respectively) ($722 and $966 at December 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	228,280	256,801
Investment securities (includes $66,759 and $69,216 at fair value at December 31, 2015 and December 31, 2014, respectively)	71,983	69,316
Securities received as collateral, at fair value	11,225	21,316
Securities purchased under agreements to resell (includes $806 and $1,113 at fair value at December 31, 2015 and December 31, 2014, respectively)	87,657	83,288
Securities borrowed	142,416	136,708
Customer and other receivables	45,407	48,961
Loans:
Held for investment (net of allowances of $225 and $149 at December 31, 2015 and December 31, 2014, respectively)	72,559	57,119
Held for sale	13,200	9,458
Other investments ($328 and $467 at December 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	4,202	4,355
Premises, equipment and software costs (net of accumulated depreciation of $7,140 and $6,219 at December 31, 2015 and December 31, 2014, respectively) ($183 and $191 at December 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	6,373	6,108
Goodwill	6,584	6,588
Intangible assets (net of accumulated amortization of $2,130 and $1,824 at December 31, 2015 and December 31, 2014, respectively) (includes $5 and $6 at fair value at December 31, 2015 and December 31, 2014, respectively)	2,984	3,159
Other assets ($47 and $59 at December 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally not available to the Company)	9,043	10,742

Total assets	$787,465	$801,510

Liabilities
Deposits (includes $125 at fair value at December 31, 2015).	$156,034	$133,544
Short-term borrowings (includes $1,648 and $1,765 at fair value at December 31, 2015 and December 31, 2014, respectively)	2,173	2,261
Trading liabilities, at fair value	109,139	107,381
Obligation to return securities received as collateral, at fair value	19,316	25,685
Securities sold under agreements to repurchase (includes $683 and $612 at fair value at December 31, 2015 and December 31, 2014, respectively)	36,692	69,949
Securities loaned	19,358	25,219
Other secured financings (includes $2,854 and $4,504 at fair value at December 31, 2015 and December 31, 2014, respectively) ($432 and $348 at December 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	9,464	12,085
Customer and other payables	186,626	181,069
Other liabilities and accrued expenses ($4 and $72 at December 31, 2015 and December 31, 2014, respectively, related to consolidated variable interest entities, generally non-recourse to the Company)	18,711	19,441
Long-term borrowings (includes $33,045 and $31,774 at fair value at December 31, 2015 and December 31, 2014, respectively)	153,768	152,772

Total liabilities	711,281	729,406

Commitments and contingent liabilities (see Note 12)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 15)	7,520	6,020
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at December 31, 2015 and December 31, 2014;
Shares issued: 2,038,893,979 at December 31, 2015 and December 31, 2014;
Shares outstanding: 1,920,024,027 and 1,950,980,142 at December 31, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	24,153	24,249
Retained earnings	49,204	44,625
Employee stock trusts	2,409	2,127
Accumulated other comprehensive loss	(1,656)	(1,248)
Common stock held in treasury, at cost, $0.01 par value:
Shares outstanding: 118,869,952 and 87,913,837 at December 31, 2015 and December 31, 2014, respectively	(4,059)	(2,766)
Common stock issued to employee stock trusts	(2,409)	(2,127)

Total Morgan Stanley shareholders’ equity	75,182	70,900
Nonredeemable noncontrolling interests	1,002	1,204

Total equity	76,184	72,104

Total liabilities and equity	$787,465	$801,510

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Total Equity

(dollars in millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- redeemable Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$1,508	$20	$23,426	$39,912	$2,932	$(516)	$(2,241)	$(2,932)	$3,319	$65,428
Net income applicable to Morgan Stanley	—	—	—	2,932	—	—	—	—	—	2,932
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	459	459
Dividends	—	—	—	(521)	—	—	—	—	—	(521)
Shares issued under employee plans and related tax effects	—	—	1,160	—	(1,214)	—	(36)	1,214	—	1,124
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(691)	—	—	(691)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(577)	—	—	(205)	(782)
Issuance of preferred stock	1,712	—	(16)	—	—	—	—	—	—	1,696
Wealth Management JV redemption value adjustment	—	—	—	(151)	—	—	—	—	—	(151)
Other net decreases	—	—	—	—	—	—	—	—	(464)	(464)

BALANCE AT DECEMBER 31, 2013	3,220	20	24,570	42,172	1,718	(1,093)	(2,968)	(1,718)	3,109	69,030
Net income applicable to Morgan Stanley	—	—	—	3,467	—	—	—	—	—	3,467
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	200	200
Dividends	—	—	—	(1,014)	—	—	—	—	—	(1,014)
Shares issued under employee plans and related tax effects	—	—	(294)	—	409	—	1,660	(409)	—	1,366
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,458)	—	—	(1,458)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(155)	—	—	(94)	(249)
Issuance of preferred stock	2,800	—	(18)	—	—	—	—	—	—	2,782
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(1,606)	(1,606)
Other net decreases	—	—	(9)	—	—	—	—	—	(405)	(414)

BALANCE AT DECEMBER 31, 2014	6,020	20	24,249	44,625	2,127	(1,248)	(2,766)	(2,127)	1,204	72,104
Net income applicable to Morgan Stanley	—	—	—	6,127	—	—	—	—	—	6,127
Net income applicable to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	—	152	152
Dividends	—	—	—	(1,548)	—	—	—	—	—	(1,548)
Shares issued under employee plans and related tax effects	—	—	(79)	—	282	—	1,480	(282)	—	1,401
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(2,773)	—	—	(2,773)
Net change in Accumulated other comprehensive income	—	—	—	—	—	(408)	—	—	(4)	(412)
Issuance of preferred stock	1,500	—	(7)	—	—	—	—	—	—	1,493
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(191)	(191)
Other net decreases	—	—	(10)	—	—	—	—	—	(159)	(169)

BALANCE AT DECEMBER 31, 2015	$7,520	$20	$24,153	$49,204	$2,409	$(1,656)	$(4,059)	$(2,409)	$1,002	$76,184

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,279	$3,667	$3,613
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	1,189	(231)	(117)
Income from equity method investments	(114)	(156)	(451)
Compensation payable in common stock and options	1,104	1,260	1,180
Depreciation and amortization	1,433	1,161	1,511
Net gain on sale of available for sale securities	(84)	(40)	(45)
Impairment charges	69	111	198
Provision for credit losses on lending activities	123	23	110
Other operating adjustments	322	(72)	142
Changes in assets and liabilities:
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	9,138	(1,404)	(8,233)
Trading assets, net of Trading liabilities	29,471	20,619	(23,598)
Securities borrowed	(5,708)	(7,001)	(8,006)
Securities loaned	(5,861)	(7,580)	(4,050)
Customer and other receivables and other assets	(434)	3,608	6,774
Customer and other payables and other liabilities	4,373	27,971	26,697
Securities purchased under agreements to resell	(4,369)	34,842	16,282
Securities sold under agreements to repurchase	(33,257)	(75,692)	23,002

Net cash provided by operating activities	3,674	1,086	35,009

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Premises, equipment and software, net	(1,373)	(992)	(1,316)
Business dispositions, net of cash disposed	998	989	1,147
Changes in loans, net	(15,816)	(20,116)	(10,057)
Investment securities:
Purchases	(47,291)	(32,623)	(30,557)
Proceeds from sales	37,926	12,980	11,425
Proceeds from paydowns and maturities	5,663	4,651	4,757
Other investing activities	(102)	(213)	140

Net cash used for investing activities	(19,995)	(35,324)	(24,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	(88)	119	4
Nonredeemable noncontrolling interests	(96)	(189)	(557)
Other secured financings	(2,370)	(2,189)	(10,726)
Deposits	22,490	21,165	29,113
Proceeds from:
Excess tax benefits associated with stock-based awards	211	101	10
Derivatives financing activities	512	855	1,003
Issuance of preferred stock, net of issuance costs	1,493	2,782	1,696
Issuance of long-term borrowings	34,182	36,740	27,939
Payments for:
Long-term borrowings	(27,289)	(33,103)	(38,742)
Derivatives financing activities	(452)	(776)	(1,216)
Repurchases of common stock and employee tax withholdings	(2,773)	(1,458)	(691)
Purchase of additional stake in Wealth Management JV	—	—	(4,725)
Cash dividends	(1,455)	(904)	(475)

Net cash provided by financing activities	24,365	23,143	2,633

Effect of exchange rate changes on cash and cash equivalents	(945)	(1,804)	(202)

Net increase (decrease) in cash and cash equivalents	7,099	(12,899)	12,979
Cash and cash equivalents, at beginning of period	46,984	59,883	46,904

Cash and cash equivalents, at end of period	$54,083	$46,984	$59,883

Cash and cash equivalents include:
Cash and due from banks	$19,827	$21,381	$16,602
Interest bearing deposits with banks	34,256	25,603	43,281

Cash and cash equivalents, at end of period	$54,083	$46,984	$59,883

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $2,672 million, $3,575 million and $4,793 million for 2015, 2014 and 2013, respectively.

Cash payments for income taxes, net of refunds, were $677 million, $886 million and $930 million for 2015, 2014 and 2013, respectively.

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

A description of the clients and principal products and services of each of the Company’s business segments is as follows:

Institutional Securities provides investment banking, sales and trading and other services to corporations, governments, financial institutions, and high-to-ultra high net worth clients. Investment banking services comprise capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing and market-making activities in equity securities and fixed income products, including foreign exchange and commodities, as well as prime brokerage services. Other services include corporate lending activities and credit products, investments and research.

Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small-to-medium sized businesses and institutions covering brokerage and investment advisory services, market-making activities in fixed income securities, financial and wealth planning services, annuity and insurance products, credit and other lending products, banking and retirement plan services.

Investment Management provides a broad range of investment strategies and products that span geographies, asset classes, and public and private markets, to a diverse group of clients across institutional and intermediary channels. Institutional clients include defined benefit/defined contribution pensions, foundations, endowments, government entities, sovereign wealth funds, insurance companies, third-party fund sponsors and corporations. Individual clients are serviced through intermediaries, including affiliated and non-affiliated distributors. Strategies and products comprise traditional asset management, including equity, fixed income, liquidity, alternatives and managed futures products, as well as merchant banking and real estate investing.

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

Consolidation.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 13). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as either Net income (loss) applicable to redeemable noncontrolling interests or Net income (loss) applicable to nonredeemable noncontrolling interests in the consolidated statements of income. The portion of shareholders’ equity of such

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries that is attributable to noncontrolling interests for such subsidiaries is presented as Nonredeemable noncontrolling interests, a component of total equity, in the consolidated statements of financial condition.

For entities where (1) the total equity investment at risk is sufficient to enable the entity to finance its activities without additional subordinated financial support and (2) the equity holders bear the economic residual risks and returns of the entity and have the power to direct the activities of the entity that most significantly affect its economic performance, the Company consolidates those entities it controls either through a majority voting interest or otherwise. For VIEs (i.e., entities that do not meet these criteria), the Company consolidates those entities where it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, except for certain VIEs that are money market funds, are investment companies or are entities qualifying for accounting purposes as investment companies. Generally, the Company consolidates those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

For investments in entities in which the Company does not have a controlling financial interest but has significant influence over operating and financial decisions, it generally applies the equity method of accounting with net gains and losses recorded within Other revenues (see Note 8). Where the Company has elected to measure certain eligible investments at fair value in accordance with the fair value option, net gains and losses are recorded within Investments revenues (see Note 3).

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

Consolidated Statements of Income Presentation.

The Company, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients. In connection with the delivery of these various products and services, the Company manages its revenues and related expenses in the aggregate. As such, when assessing the performance of its businesses, primarily in the Institutional Securities business segment, the Company considers its trading, investment banking, commissions and fees, and interest income, along with the associated interest expense, as one integrated activity.

Consolidated Statements of Cash Flows Presentation.

For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks, which include highly liquid investments with original maturities of three months or less, that are held for investment purposes, and are readily convertible to known amounts of cash.

During 2015 and 2014, the Company deconsolidated approximately $244 million and $1.6 billion, respectively, in net assets previously attributable to nonredeemable noncontrolling interests that were primarily related to or associated with real estate funds sponsored by the Company. The deconsolidations resulted in non-cash reduction of assets of $222 million in 2015 and $1.3 billion in 2014.

The Company’s significant non-cash activities in 2013 included assets and liabilities of approximately $3.6 billion and $3.1 billion, respectively, disposed of in connection with business dispositions.

Dispositions.

On November 1, 2015, the Company completed the sale of its global oil merchanting unit of the commodities division to Castleton Commodities International LLC. The loss on sale of approximately $71 million was recognized in Other revenues.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc., a U.S.-based oil storage, marketing and transportation company, as well as related physical inventory and the assumption of its obligations under certain terminal storage contracts, to NGL Energy Partners LP. The gain on sale of $112 million is recorded in Other revenues.

On March 27, 2014, the Company completed the sale of Canterm Canadian Terminals Inc., a public storage terminal operator for refined products with two distribution terminals in Canada. The gain on sale was approximately $45 million and is recorded in Other revenues.

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

Commissions and Fees.

Commission and fee revenues are recognized on trade date. Commission and fee revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities; services related to sales and trading activities; and sales of mutual funds, futures, insurance products and options.

Asset Management, Distribution and Administration Fees.

Asset management, distribution and administration fees are recognized over the relevant contract period. Sales commissions paid by the Company in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets. The Company periodically tests the deferred commission assets for recoverability based on cash flows expected to be received in future periods. In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees and includes carried interest) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenues are accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. Performance-based fees are recorded within Investments or Asset management, distribution and administration fees depending on the nature of the arrangement. The Company’s portion of the unrealized cumulative amount of performance-based fee revenue (for which the Company is not obligated to pay compensation) at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $363 million and $634 million at December 31, 2015 and December 31, 2014, respectively. See Note 12 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

Trading and Investments.

See “Fair Value of Financial Instruments” below for Trading and Investments revenue recognition discussions.

Fair Value of Financial Instruments.

Instruments within Trading assets and Trading liabilities are measured at fair value, either in accordance with accounting guidance or through the fair value option election (discussed below). These financial instruments primarily represent the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s trading and investment positions and include both cash and derivative products. In addition, debt securities classified as available for sale (“AFS”) securities and Securities received as collateral and Obligation to return securities received as collateral are measured at fair value.

Gains and losses on instruments carried at fair value are reflected in Trading revenues, Investments revenues or Investment banking revenues in the consolidated statements of income, except for AFS securities (see “Investment Securities—Available for Sale and Held to Maturity” section herein and Note 5) and derivatives accounted for as hedges (see “Hedge Accounting” section herein and Note 4). Interest income and interest expense are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instruments’ fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense. Dividend income is recorded in Trading revenues or Investments revenues depending on the business activity. The fair value of OTC financial instruments, including derivative contracts related to financial instruments and commodities, is presented in the accompanying consolidated statements of financial condition on a net-by-counterparty basis, when appropriate. Additionally, the Company nets the fair value of cash collateral paid or received against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement.

Fair Value Option.

The fair value option permits the irrevocable fair value option election at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company applies the fair value option for eligible instruments, including certain Securities purchased under agreements to resell, loans and lending commitments, equity method investments, Deposits (structured certificate of deposits), Short-term borrowings (primarily structured notes), Securities sold under agreements to repurchase, Other secured financings and Long-term borrowings (primarily structured notes).

Fair Value Measurement—Definition and Hierarchy.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability that were developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect assumptions the Company believes other market participants would use in pricing the asset or liability that are developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

Level 1.  Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2.  Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3.  Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the product. To the extent that valuation is based on models or inputs that are

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3 of the fair value hierarchy.

The Company considers prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 of the fair value hierarchy (see Note 3).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

For assets and liabilities that are transferred between Levels in the fair value hierarchy during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

Valuation Techniques.

Many cash instruments and OTC derivative contracts have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that a party is willing to pay for an asset. Ask prices represent the lowest price that a party is willing to accept for an asset. The Company carries positions at the point within the bid-ask range that meet its best estimate of fair value. For offsetting positions in the same financial instrument, the same price within the bid-ask spread is used to measure both the long and short positions.

Fair value for many cash instruments and OTC derivative contracts is derived using pricing models. Pricing models take into account the contract terms as well as multiple inputs, including, where applicable, commodity prices, equity prices, interest rate yield curves, credit curves, correlation, creditworthiness of the counterparty, creditworthiness of the Company, option volatility and currency rates.

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

The Company applies credit-related valuation adjustments to its short-term and long-term borrowings (primarily structured notes) for which the fair value option was elected and to OTC derivatives. The Company considers the impact of changes in its own credit spreads based upon observations of the secondary bond market spreads when measuring the fair value for short-term and long-term borrowings. For OTC derivatives, the impact of changes in both the Company’s and the counterparty’s credit rating is considered when measuring fair value. In determining the expected exposure, the Company simulates the distribution of the future exposure to a counterparty, then applies market-based default probabilities to the future exposure, leveraging external third-party credit default swap (“CDS”) spread data. Where CDS spread data are unavailable for a specific counterparty, bond market spreads, CDS spread data based on the counterparty’s credit rating or CDS spread data that reference a comparable counterparty may be utilized. The Company also considers collateral held and legally enforceable master netting agreements that mitigate its exposure to each counterparty.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2014, the Company incorporated funding valuation adjustments (“FVA”) into the fair value measurements of OTC uncollateralized or partially collateralized derivatives and in collateralized derivatives where the terms of the agreement do not permit the reuse of the collateral received. The Company’s implementation of FVA reflects the inclusion of FVA in the pricing and valuations by the majority of market participants involved in its principal exit market for these instruments. In general, FVA reflects a market funding risk premium inherent in the noted derivative instruments. The methodology for measuring FVA leverages the Company’s existing credit-related valuation adjustment calculation methodologies, which apply to both assets and liabilities.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date. Where the Company manages a group of financial assets and financial liabilities on the basis of its net exposure to either market risks or credit risk, the Company measures the fair value of that group of financial instruments consistently with how market participants would price the net risk exposure at the measurement date.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VRG uses recently executed transactions, other observable market data such as exchange data, broker-dealer quotes, third-party pricing vendors and aggregation services for validating the fair value of financial instruments generated using valuation models. VRG assesses the external sources and their valuation methodologies to determine if the external providers meet the minimum standards expected of a third-party pricing source. Pricing data provided by approved external sources are evaluated using a number of approaches; for example, by corroborating the external sources’ prices to executed trades, by analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third-party pricing source (or originating sources used by the third-party pricing source) is in the market. Based on this analysis, VRG generates a ranking of the observable market data to ensure that the highest-ranked market data source is used to validate the business unit’s fair value of financial instruments.

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

Offsetting of Derivative Instruments.

In connection with its derivative activities, the Company generally enters into master netting agreements and collateral agreements with its counterparties. These agreements provide the Company with the right, in the event of a default by the counterparty, to net a counterparty’s rights and obligations under the agreement and to liquidate and set off collateral against any net amount owed by the counterparty.

However, in certain circumstances: the Company may not have such an agreement in place; the relevant insolvency regime may not support the enforceability of the master netting agreement or collateral agreement; or the Company may not have sought legal advice to support the enforceability of the agreement. In cases where the Company has not determined an agreement to be enforceable, the related amounts are not offset in the tabular disclosures (see Note 4).

The Company’s policy is generally to receive securities and cash posted as collateral (with rights of rehypothecation), irrespective of the enforceability determination regarding the master netting and collateral agreement. In certain cases, the Company may agree for such collateral to be posted to a third-party custodian under a control agreement that enables it to take control of such collateral in the event of a counterparty default. The enforceability of the master netting agreement is taken into account in the Company’s risk management practices and application of counterparty credit limits.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For information related to offsetting of derivatives and certain collateral transactions, see Notes 4 and 6, respectively.

Hedge Accounting.

The Company applies hedge accounting using various derivative financial instruments for the following types of hedges: hedges of changes in fair value of assets and liabilities due to the risk being hedged (fair value hedges); and hedges of net investments in foreign operations whose functional currency is different from the reporting currency of the parent company (net investment hedges). These financial instruments are included within Trading assets—Derivative and other contracts or Trading liabilities—Derivative and other contracts in the consolidated statements of financial condition.

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly.

Fair Value Hedges—Interest Rate Risk.

The Company’s designated fair value hedges consisted primarily of interest rate swaps designated as fair value hedges of changes in the benchmark interest rate of fixed rate senior long-term borrowings. The Company uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the fair values of the hedging instrument (derivative) and the hedged item (debt liability) change inversely within a range of 80% to 125%. The Company considers the impact of valuation adjustments related to its own credit spreads and counterparty credit spreads to determine whether they would cause the hedging relationship to be ineffective.

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

Net Investment Hedges.

The Company uses forward foreign exchange contracts to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency operations. To the extent that the notional amounts of the hedging instruments equal the portion of the investments being hedged and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the investee and the parent’s functional currency, no hedge ineffectiveness is recognized in earnings. If these exchange rates are not the same, the Company uses regression analysis to assess the prospective and retrospective effectiveness of the hedge relationships, and any ineffectiveness is recognized in Interest income. The gain or loss from revaluing hedges of net investments in foreign operations at the spot rate is deferred and reported within Accumulated other comprehensive income (loss) (“AOCI”). The forward points on the hedging instruments are excluded from hedge effectiveness testing and are recorded in Interest income.

For further information on derivative instruments and hedging activities, see Note 4.

Transfers of Financial Assets.

Transfers of financial assets are accounted for as sales when the Company has relinquished control over the transferred assets. Any related gain or loss on sale is recorded in Net revenues. Transfers that are not accounted for as sales are treated as a collateralized financing, in certain cases referred to as “failed sales.” Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 6). Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) are carried on the consolidated statements of financial condition at the amounts of cash paid or received, plus accrued interest, except for certain repurchase agreements for which the Company has elected the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value option (see Note 3). Where appropriate, repurchase agreements and reverse repurchase agreements with the same counterparty are reported on a net basis. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.

Premises, Equipment and Software Costs.

Premises, equipment and software costs consist of buildings, leasehold improvements, furniture, fixtures, computer and communications equipment, power generation assets, terminals, pipelines and software (externally purchased and developed for internal use). Premises, equipment and software costs are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings—39 years; furniture and fixtures—7 years; computer and communications equipment—3 to 9 years; power generation assets—15 to 29 years; and terminals, pipelines and equipment—3 to 30 years. Estimated useful lives for software costs are generally 3 to 10 years.

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

Income Taxes.

The Company accounts for income tax expense (benefit) using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense (benefit) in the period that includes the enactment date.

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

Earnings per Common Share.

Basic earnings per common share (“EPS”) is computed by dividing earnings available to Morgan Stanley common shareholders by the weighted average number of common shares outstanding for the period. Earnings available to Morgan Stanley common shareholders represents net income applicable to Morgan Stanley reduced by preferred stock dividends and allocations of earnings to participating securities. Common shares outstanding include common stock and vested restricted stock units (“RSUs”) where recipients have satisfied either the explicit vesting terms or retirement eligibility requirements. Diluted EPS reflects the assumed conversion of all dilutive securities.

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

The Company has granted performance-based stock units (“PSUs”) that vest and convert to shares of common stock only if it satisfies predetermined performance and market goals. Since the issuance of the shares is contingent upon the satisfaction of certain conditions, the PSUs are included in diluted EPS based on the number of shares (if any) that would be issuable if the end of the reporting period was the end of the contingency period.

For the calculation of basic and diluted EPS, see Note 16.

Deferred Compensation.

Stock-Based Compensation.

The Company measures compensation cost for stock-based awards at fair value and recognizes compensation cost over the service period, net of estimated forfeitures. The Company determines the fair value of RSUs (including RSUs with non-market performance conditions) based on the grant-date fair value of its common stock, measured as the volume-weighted average price on the date of grant. RSUs with market-based conditions are valued using a Monte Carlo valuation model. The fair value of stock options is determined using the Black-Scholes valuation model and the single grant life method. Under the single grant life method, option awards with graded vesting are valued using a single weighted average expected option life.

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

The Company recognizes the expense for stock-based awards over the requisite service period. These awards generally contain clawback and cancellation provisions. Certain awards provide the Company discretion to cancel all or a portion of the award under specified circumstances. Compensation expense for those awards is adjusted to fair value based on the Company’s common stock price or the relevant valuation model, as appropriate, until conversion, exercise or expiration. For anticipated year-end stock-based awards granted to employees expected to be retirement-eligible under award terms that do not contain a future service requirement, the Company accrues the estimated cost of these awards over the course of the calendar year preceding the grant date. The Company believes that this method of recognition for retirement-eligible employees is preferable because it better reflects the period over which the compensation is earned.

Employee Stock Trusts.

The Company maintains and utilizes at its discretion, trusts, referred to as the “Employee stock trusts,” in connection with certain stock-based compensation plans. The assets of the Employee stock trusts are consolidated and, as such, are accounted for in a manner similar to treasury stock, where the shares of common stock outstanding are offset by an equal amount in Common stock issued to employee stock trusts. The Company uses the grant-date fair value of stock-based compensation as the basis for recognition of the assets in the Employee stock trusts. Subsequent changes in the fair value are not recognized as the Company’s stock-based compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock.

Deferred Cash-Based Compensation.

The Company also maintains various deferred cash-based compensation plans for the benefit of certain current and former employees that provide a return to the participating employees based upon the performance of various referenced

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Translation of Foreign Currencies.

Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and amounts recognized in the income statement are translated at the rate of exchange on the respective date of recognition for each amount. Gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and related tax effects, are reflected in AOCI, a separate component of Morgan Stanley Shareholders’ equity on the consolidated statements of financial condition. Gains or losses resulting from remeasurement of foreign currency transactions are included in net income.

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

Goodwill is not amortized and is reviewed annually (or more frequently when certain events or circumstances exist) for impairment. Other intangible assets are amortized over their estimated useful lives and reviewed for impairment. Impairment losses are recorded within Other expenses in the consolidated statements of income. There are no indefinite-lived intangible assets for years 2015 and 2014.

Investment Securities—Available for Sale and Held to Maturity.

AFS securities are reported at fair value in the consolidated statements of financial condition with unrealized gains and losses reported in AOCI, net of tax. Interest and dividend income, including amortization of premiums and accretion of discounts, is

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in Interest income in the consolidated statements of income. Realized gains and losses on AFS securities are reported in the consolidated statements of income (see Note 5). The Company utilizes the “first-in, first-out” method as the basis for determining the cost of AFS securities.

Held to maturity (“HTM”) securities are reported at amortized cost in the consolidated statements of financial condition. Interest income, including amortization of premiums and accretion of discounts on HTM securities, is included in Interest income in the consolidated statements of income.

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

A credit loss exists if the present value of cash flows expected to be collected (discounted at the implicit interest rate at acquisition of the security or discounted at the effective yield for securities that incorporate changes in prepayment assumptions) is less than the amortized cost basis of the security. Changes in prepayment assumptions alone are not considered to result in a credit loss. When determining if a credit loss exists, the Company considers relevant information including the length of time and the extent to which the fair value has been less than the amortized cost basis; adverse conditions specifically related to the security, an industry or geographic area; changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors; the historical and implied volatility of the fair value of the security; the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future; failure of the issuer of the security to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; and recoveries or additional declines in fair value after the balance sheet date. When estimating the present value of expected cash flows, information includes the remaining payment terms of the security, prepayment speeds, financial condition of the issuer(s), expected defaults and the value of any underlying collateral.

For AFS equity securities, the Company considers various factors, including the intent and ability to hold the equity security for a period of time sufficient to allow for any anticipated recovery in market value in evaluating whether an OTTI exists. If the equity security is considered other-than-temporarily impaired, the entire OTTI (i.e., the difference between the fair value recorded on the balance sheet and the cost basis) will be recognized in the consolidated statements of income.

Loans.

The Company accounts for loans based on the following categories: loans held for investment; loans held for sale; and loans at fair value.

Loans Held for Investment.

Loans held for investment are reported as outstanding principal adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs for originated loans, and any unamortized premiums or discounts for purchased loans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company utilizes the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention substandard, doubtful and loss categories as credit quality indicators. For further information on the credit indicators, see Note 7. Substandard loans are regularly reviewed for impairment. Factors considered by management when determining impairment include payment status, fair value of collateral, and probability of collecting scheduled principal and interest payments when due. The impairment analysis required depends on the nature and type of loans. Loans classified as Doubtful or Loss are considered impaired.

There are two components of the allowance for loan losses: the specific allowance component and the inherent allowance component.

The specific allowance component of the allowance for loan losses is used to estimate probable losses for non-homogeneous exposures that have been specifically identified for impairment analysis by the Company and determined to be impaired. When a loan is specifically identified for impairment, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. If the present value of the expected future cash flows (or alternatively, the observable market price of the loan or the fair value of the collateral) is less than the recorded investment in the loan, then the Company recognizes an allowance and a charge to the provision for loan losses within Other revenues.

The inherent allowance component of the allowance for loan losses is used to estimate the probable losses inherent in the loan portfolio and includes non-homogeneous loans that have not been identified as impaired and portfolios of smaller balance homogeneous loans. The Company maintains methodologies by loan product for calculating an allowance for loan losses that estimates the inherent losses in the loan portfolio. Generally, inherent losses in the portfolio for non-impaired loans are estimated using statistical analysis and judgment around the exposure at default, the probability of default and the loss given default. Qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms and volume and severity of past due loans may also be considered in the calculations. The allowance for loan losses is maintained at a level reasonable to ensure that it can adequately absorb the estimated probable losses inherent in the portfolio. The Company recognizes an allowance and a charge to the provision for loan losses within Other revenues.

Troubled Debt Restructurings.    The Company may modify the terms of certain loans for economic or legal reasons related to a borrower’s financial difficulties by granting one or more concessions that the Company would not otherwise consider. Such modifications are accounted for and reported as troubled debt restructurings (“TDRs”). A loan that has been modified in a TDR is generally considered to be impaired and is evaluated for the extent of impairment using the Company’s specific allowance methodology. TDRs are also generally classified as nonaccrual and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period.

Nonaccrual Loans.    The Company places loans on nonaccrual status if principal or interest is past due for a period of 90 days or more or payment of principal or interest is in doubt, unless the obligation is well-secured and in the process of collection. A loan is considered past due when a payment due according to the contractual terms of the loan agreement has not been remitted by the borrower. Substandard loans, if identified as impaired, are categorized as nonaccrual. Loans classified as Doubtful or Loss are categorized as nonaccrual.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payments received on nonaccrual loans held for investment are applied to principal if there is doubt regarding the ultimate collectability of principal (i.e., cost recovery method). If collection of the principal of nonaccrual loans held for investment is not in doubt, interest income is recognized on a cash basis. If neither principal nor interest collection is in doubt, loans are on accrual status and interest income is recognized using the effective interest method. Loans that are on nonaccrual status may not be restored to accrual status until all delinquent principal and/or interest has been brought current after a reasonable period of performance, typically a minimum of six months.

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

Loan Commitments.    The Company records the liability and related expense for the credit exposure related to commitments to fund loans that will be held for investment in a manner similar to outstanding loans disclosed above. The analysis also incorporates a credit conversion factor, which is the expected utilization of the undrawn commitment. The liability is recorded in Other liabilities and accrued expenses in the consolidated statements of financial condition, and the expense is recorded in Other non-interest expenses in the consolidated statements of income. For more information regarding loan commitments, standby letters of credit and financial guarantees, see Note 12.

Loans Held for Sale.

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

Loans at Fair Value.

Loans for which the fair value option is elected are carried at fair value, with changes in fair value recognized in earnings. Loans carried at fair value are not evaluated for purposes of recording an allowance for loan losses. For further information on loans carried at fair value and classified as Trading assets and Trading liabilities, see Note 3.

For further information on loans, see Note 7.

Accounting Standards Adopted.

Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures.

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting update requiring repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This accounting update also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. This guidance became effective for the Company beginning January 1, 2015. In addition, new disclosures are required for sales of financial assets where the Company retains substantially all the exposure throughout the term and for the collateral pledged and remaining maturity of repurchase and securities lending agreements, which were effective January 1, 2015 and April 1, 2015, respectively. The adoption of this guidance did not have a material impact on the consolidated financial statements. For further information on the adoption of this guidance, see Notes 6 and 13.

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

3.    Fair Values.

Fair Value Measurements.

Valuation Techniques for Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Asset/Liability	Valuation Technique	Valuation Hierarchy Classification
Trading Assets and Trading Liabilities
U.S. Government and Agency Securities
U.S. Treasury Securities	Fair value is determined using quoted market prices; valuation adjustments are not applied.	• Generally Level 1

U.S. Agency Securities

Composed of three main categories consisting of:

1. Agency-issued debt

-  Non-callable agency-issued debt securities are generally valued using quoted market prices.

-  Callable agency-issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities.

2. Agency mortgage pass-through pool securities

-  Fair value is model-driven based on spreads of the comparable to-be-announced security.

3. Collateralized mortgage obligations

-  Fair value is determined based on quoted market prices and trade data adjusted by subsequent changes in related indices for identical or comparable securities.

• Generally Level 1—actively traded non-callable agency-issued debt securities

• Generally Level 2—callable agency-issued debt securities, agency mortgage pass-through pool securities and collateralized mortgage obligations

Other Sovereign Government Obligations	Fair value is determined using quoted prices in active markets when available.	• Generally Level 1 • Level 2—if the market is less active or prices are dispersed • Level 3—in instances where the inputs are unobservable

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset/Liability	Valuation Technique	Valuation Hierarchy Classification
Corporate and Other Debt
State and Municipal Securities	Fair value is determined using: - recently executed transactions - market price quotations - pricing models that factor in, where applicable, interest rates, bond or CDS spreads and volatility	• Generally Level 2
Residential Mortgage-Backed Securities (“RMBS”), Commercial Mortgage-Backed Securities (“CMBS”) and other Asset-Backed Securities (“ABS”)

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

Auction Rate Securities (“ARS”)

The Company primarily holds investments in Student Loan Auction Rate Securities (“SLARS”) and Municipal Auction Rate Securities (“MARS”), which are floating rate instruments for which the rates reset through periodic auctions. SLARS are ABS backed by pools of student loans. MARS are municipal bonds often wrapped by municipal bond insurance.

The fair value of ARS is primarily determined using recently executed transactions and market price quotations obtained from independent external parties such as vendors and brokers, where available. The Company uses an internally developed methodology to discount for the lack of liquidity and non-performance risk where independent external market data are not available.

Inputs that impact the valuation of SLARS are:

-independent external market data

-recently executed transactions of comparable ARS

-underlying collateral types

-level of seniority in the capital structure

-amount of leverage in each structure

-credit rating and liquidity considerations

• Generally Level 2

• Level 3 - if external prices or significant spread inputs are unobservable or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance and other inputs

• Generally Level 2 - as the valuation technique relies on observable external data

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset/Liability	Valuation Technique	Valuation Hierarchy Classification

Inputs that impact the valuation of MARS are:

-recently executed transactions

-the maximum rate

-quality of underlying issuers/insurers

-evidence of issuer calls/prepayment

SLARS and MARS are presented within ABS and State and municipal securities, respectively, in the fair value hierarchy table.

Corporate Bonds

Fair value is determined using:

-  recently executed transactions

-  market price quotations (where observable)

-  bond spreads

-  CDS spreads

-  at the money volatility and/or volatility skew obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments

The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference a comparable issuer are used. When position-specific external price data are not observable, fair value is determined based on either benchmarking to similar instruments or cash flow models with yield curves, bond or single name CDS spreads and recovery rates as significant inputs.

• Generally Level 2 • Level 3 - if prices, spreads or any of the other aforementioned key inputs are unobservable
Collateralized Debt Obligations (“CDO”) and Collateralized Loan Obligations (“CLO”)

The Company holds cash CDOs/CLOs that typically reference a tranche of an underlying synthetic portfolio of single name CDS spreads collateralized by corporate bonds (“credit-linked notes”) or cash portfolio of asset-backed securities/loans (“asset-backed CDOs/CLOs”).

Credit correlation, a primary input used to determine the fair value of credit-linked notes, is usually unobservable and derived using a benchmarking technique. The other credit-linked note model inputs such as credit spreads, including collateral spreads, and interest rates are typically observable.

Asset-backed CDOs/CLOs are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each asset-backed CDO/CLO position is evaluated independently taking into consideration available comparable market levels, underlying collateral performance and pricing, deal structures and liquidity.

• Level 2 - when either the credit correlation input is insignificant or comparable market transactions are observable

• Level 3 - when either the credit correlation input is deemed to be significant or comparable market transactions are unobservable

Loans and Lending Commitments

Corporate Loans and Lending Commitments

Fair value of corporate loans is determined using:

-  recently executed transactions

-  market price quotations (where observable)

-  implied yields from comparable debt

-  market observable CDS spread levels obtained from independent external parties such as vendors and brokers adjusted for any basis difference between cash and derivative instruments, along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable

• Level 2 - if value based on observable market data for identical or comparable instruments • Level 3 - in instances where prices or significant spread inputs are unobservable

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset/Liability	Valuation Technique	Valuation Hierarchy Classification

The fair value of contingent corporate lending commitments is determined by using executed transactions on comparable loans and the anticipated market price based on pricing indications from syndicate banks and customers. The valuation of loans and lending commitments also takes into account fee income that is considered an attribute of the contract.

Mortgage Loans

Fair value is determined using observable prices based on transactional data or third-party pricing for identical or comparable instruments, when available.

Where position-specific external prices are not observable, fair value is estimated based on benchmarking to prices and rates observed in the primary market for similar loan or borrower types or based on the present value of expected future cash flows using its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved or a methodology that utilizes the capital structure and credit spreads of recent comparable securitization transactions.

• Level 2 - if value is based on observable market data for identical or comparable instruments

• Level 3 - if observable prices are not available due to the subjectivity involved in the comparability assessment related to mortgage loan vintage, geographical concentration, prepayment speed and projected loss assumptions

Corporate Equities

Exchange-Traded Equity Securities

Fair value is generally determined based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied.

Unlisted Equity Securities

Fair value is determined based on an assessment of each underlying security, considering rounds of financing and third-party transactions, discounted cash flow analyses and market-based information, including comparable company transactions, trading multiples and changes in market outlook, among other factors.

• Level 1 - if actively traded • Level 2 or Level 3 - if not actively traded • Generally Level 3
	Fund Units Listed fund units are generally marked to the exchange-traded price. Listed fund units if not actively traded and unlisted fund units are generally marked to NAV.	• Level 1 - listed fund units if actively traded on an exchange • Certain fund units that are measured at fair value using the NAV per share are not classified in the fair value hierarchy.
Derivative and Other Contracts	Listed Derivative Contracts

Listed derivatives that are actively traded are valued based on quoted prices from the exchange.

Listed derivatives that are not actively traded are valued using the same approaches as those applied to OTC derivatives.

• Level 1 - listed derivatives that are actively traded • Level 2 - listed derivatives that are not actively traded

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset/Liability	Valuation Technique	Valuation Hierarchy Classification

OTC Derivative Contracts

OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, equity prices or commodity prices.

Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be either observed or modeled using a series of techniques and model inputs from comparable benchmarks, including closed-form analytic formulas, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swaps, certain option contracts and certain CDS. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry.

Other derivative products, including complex products that have become illiquid, require more judgment in the implementation of the valuation technique applied due to the complexity of the valuation assumptions and the reduced observability of inputs. This includes certain types of interest rate derivatives with both volatility and correlation exposure and credit derivatives, including CDS on certain mortgage-backed or asset-backed securities and basket CDS, where direct trading activity or quotes are unobservable.

Derivative interests in CDS on certain mortgage-backed or asset-backed securities, for which observability of external price data is limited, are valued based on an evaluation of the market and model input parameters sourced from similar positions as indicated by primary and secondary market activity. Each position is evaluated independently taking into consideration available comparable market levels as well as a cash synthetic basis or the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss and prepayment scenarios, deal structures (e.g., non-amortizing reference obligations, call features, etc.) and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment.

For basket CDS, the correlation input between reference credits is unobservable for each specific swap or position and is benchmarked to standardized proxy baskets for which correlation data are available. The other model inputs such as credit spread, interest rates and recovery rates are observable.

The Company trades various derivative structures with commodity underlyings. Depending on the type of structure,

• Generally Level 2 - OTC derivative products valued using pricing models; basket CDS if the correlation input is not deemed to be significant; commodity derivatives

• Level 3 - OTC derivative products with significant unobservable inputs; basket CDS if the correlation input is deemed to be significant; commodity derivatives in instances where significant inputs are unobservable

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset/Liability	Valuation Technique	Valuation Hierarchy Classification

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

For further information on derivative instruments and hedging activities, see Note 4.

Investments

Investments include direct investments in equity securities as well as investments in private equity funds, real estate funds and hedge funds, which include investments made in connection with certain employee deferred compensation plans.

Direct investments are presented in the fair value hierarchy table as Principal investments and Other. Initially, the transaction price is generally considered by the Company as the exit price and is its best estimate of fair value.

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

• Level 1 - exchange-traded direct equity investments in an active market

• Level 2 - non-exchange-traded direct equity investments and investments in private equity and real estate funds if valued based on rounds of financing or third-party transactions; exchange-traded direct equity investments if not actively traded

• Level 3 - non-exchange-traded direct equity investments and investments in private equity and real estate funds where rounds of financing or third-party transactions are not available

Certain investments that are measured at fair value using the NAV per share are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Fair Value of Investments Measured at Net Asset Value” herein.

Physical Commodities

The Company trades various physical commodities, including crude oil and refined products, natural gas, base and precious metals, and agricultural products.

Fair value is determined using observable inputs, including broker quotations and published indices.

• Generally Level 2 • Level 3 - in instances where significant inputs are unobservable

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset/Liability	Valuation Technique	Valuation Hierarchy Classification
Investment Securities

AFS Securities

AFS securities are composed of U.S. government and agency securities (e.g., U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and collateralized mortgage obligations), CMBS, Federal Family Education Loan Program (“FFELP”) student loan ABS, auto loan ABS, corporate bonds, CLOs and actively traded equity securities.

For further information on the determination of fair value, refer to the corresponding asset/liability valuation technique described herein.

For further information on AFS securities, see Note 5.

• Generally Level 1 - actively traded U.S. Treasury securities, non-callable agency-issued debt securities and equity securities

• Generally Level 2 - callable agency-issued debt securities, agency mortgage pass-through securities, collateralized mortgage obligations, CMBS, FFELP student loan ABS, auto loan ABS, corporate bonds and CLOs

Deposits	Certificates of Deposit	• Generally Level 2

The Company issues Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit that pay either fixed coupons or that have repayment terms linked to the performance of debt or equity securities, indices or currencies. The fair value of these certificates of deposit is determined using valuation models that incorporate observable inputs referencing identical or comparable securities, including:

-prices to which the deposits are linked

-interest rate yield curves

-option volatility and currency rates

-equity prices

-the impact of the Company’s own credit spreads, adjusted for the impact of the FDIC insurance, which is based on vanilla deposit issuance rates

Short-Term Borrowings/Long-Term Borrowings	Structured Notes	• Generally Level 2

The Company issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities.

Fair value of structured notes is determined using valuation models for the derivative and debt portions of the notes. These models incorporate observable inputs referencing identical or comparable securities, including:

-prices to which the notes are linked

-interest rate yield curves

-option volatility and currency

-commodity or equity prices

Independent, external and traded prices for the notes are considered as well. The impact of the Company’s own credit spreads is also included based on observed secondary bond market spreads.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

Fair value is computed using a standard cash flow discounting methodology.

The inputs to the valuation include contractual cash flows and collateral funding spreads, which are estimated using various benchmarks, interest rate yield curves and option volatilities.

• Generally Level 2 • Level 3 - in instances where the unobservable inputs are deemed significant

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis.
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Balance at December 31, 2015
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$17,658	$—	$—	$—	$17,658
U.S. agency securities	797	17,886	—	—	18,683

Total U.S. government and agency securities	18,455	17,886	—	—	36,341
Other sovereign government obligations	13,559	7,400	4	—	20,963
Corporate and other debt:
State and municipal securities	—	1,651	19	—	1,670
Residential mortgage-backed securities	—	1,456	341	—	1,797
Commercial mortgage-backed securities	—	1,520	72	—	1,592
Asset-backed securities	—	494	25	—	519
Corporate bonds	—	9,959	267	—	10,226
Collateralized debt and loan obligations	—	284	430	—	714
Loans and lending commitments(1)	—	4,682	5,936	—	10,618
Other debt	—	2,263	448	—	2,711

Total corporate and other debt	—	22,309	7,538	—	29,847
Corporate equities(2)	106,296	379	433	—	107,108
Derivative and other contracts:
Interest rate contracts	406	323,586	2,052	—	326,044
Credit contracts	—	22,258	661	—	22,919
Foreign exchange contracts	55	64,608	292	—	64,955
Equity contracts	653	38,552	1,084	—	40,289
Commodity contracts	3,140	10,654	3,358	—	17,152
Other	—	219	—	—	219
Netting(3)	(3,840)	(380,443)	(3,120)	(55,562)	(442,965)

Total derivative and other contracts	414	79,434	4,327	(55,562)	28,613
Investments(4):
Principal investments	20	44	486	—	550
Other	163	310	221	—	694

Total investments	183	354	707	—	1,244
Physical commodities	—	321	—	—	321

Total trading assets(4)	138,907	128,083	13,009	(55,562)	224,437

AFS securities	34,351	32,408	—	—	66,759
Securities received as collateral	11,221	3	1	—	11,225
Securities purchased under agreements to resell	—	806	—	—	806
Intangible assets	—	—	5	—	5

Total assets measured at fair value	$184,479	$161,300	$13,015	$(55,562)	$303,232

Liabilities at Fair Value
Deposits	$—	$106	$19	$—	$125
Short-term borrowings	—	1,647	1	—	1,648
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	12,932	—	—	—	12,932
U.S. agency securities	854	127	—	—	981

Total U.S. government and agency securities	13,786	127	—	—	13,913
Other sovereign government obligations	10,970	2,558	—	—	13,528
Corporate and other debt:
Commercial mortgage-backed securities	—	2	—	—	2
Corporate bonds	—	5,035	—	—	5,035
Lending commitments	—	3	—	—	3
Other debt	—	5	4	—	9

Total corporate and other debt	—	5,045	4	—	5,049
Corporate equities(2)	47,123	35	17	—	47,175
Derivative and other contracts:
Interest rate contracts	466	305,151	1,792	—	307,409
Credit contracts	—	22,160	1,505	—	23,665
Foreign exchange contracts	22	65,177	151	—	65,350
Equity contracts	570	42,447	3,115	—	46,132
Commodity contracts	3,012	9,431	2,308	—	14,751
Other	—	43	—	—	43
Netting(3)	(3,840)	(380,443)	(3,120)	(40,473)	(427,876)

Total derivative and other contracts	230	63,966	5,751	(40,473)	29,474

Total trading liabilities	72,109	71,731	5,772	(40,473)	109,139

Obligation to return securities received as collateral	19,312	3	1	—	19,316
Securities sold under agreements to repurchase	—	532	151	—	683
Other secured financings	—	2,393	461	—	2,854
Long-term borrowings	—	31,058	1,987	—	33,045

Total liabilities measured at fair value	$91,421	$107,470	$8,392	$(40,473)	$166,810

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Balance at December 31, 2014
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$16,961	$—	$—	$—	$16,961
U.S. agency securities	850	18,193	—	—	19,043

Total U.S. government and agency securities	17,811	18,193	—	—	36,004
Other sovereign government obligations	15,149	7,888	41	—	23,078
Corporate and other debt:
State and municipal securities	—	2,049	—	—	2,049
Residential mortgage-backed securities	—	1,991	175	—	2,166
Commercial mortgage-backed securities	—	1,484	96	—	1,580
Asset-backed securities	—	583	76	—	659
Corporate bonds	—	15,800	386	—	16,186
Collateralized debt and loan obligations	—	741	1,152	—	1,893
Loans and lending commitments(1)	—	6,088	5,874	—	11,962
Other debt	—	2,167	285	—	2,452

Total corporate and other debt	—	30,903	8,044	—	38,947
Corporate equities(2)	112,490	1,357	272	—	114,119
Derivative and other contracts:
Interest rate contracts	663	495,026	2,484	—	498,173
Credit contracts	—	30,813	1,369	—	32,182
Foreign exchange contracts	83	72,769	249	—	73,101
Equity contracts(5)	571	45,967	1,586	—	48,124
Commodity contracts	4,105	18,042	2,268	—	24,415
Other	—	376	—	—	376
Netting(3)	(4,910)	(564,127)	(4,220)	(66,720)	(639,977)

Total derivative and other contracts	512	98,866	3,736	(66,720)	36,394
Investments(4):
Principal investments	58	3	835	—	896
Other	225	198	323	—	746

Total investments	283	201	1,158	—	1,642
Physical commodities	—	1,608	—	—	1,608

Total trading assets(4)	146,245	159,016	13,251	(66,720)	251,792

AFS securities	37,200	32,016	—	—	69,216
Securities received as collateral	21,265	51	—	—	21,316
Securities purchased under agreements to resell	—	1,113	—	—	1,113
Intangible assets	—	—	6	—	6

Total assets measured at fair value	$204,710	$192,196	$13,257	$(66,720)	$343,443

Liabilities at Fair Value
Short-term borrowings	$—	$1,765	$—	$—	$1,765
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	14,199	—	—	—	14,199
U.S. agency securities	1,274	85	—	—	1,359

Total U.S. government and agency securities	15,473	85	—	—	15,558
Other sovereign government obligations	11,653	2,109	—	—	13,762
Corporate and other debt:
State and municipal securities	—	1	—	—	1
Corporate bonds	—	5,943	78	—	6,021
Lending commitments	—	10	5	—	15
Other debt	—	63	38	—	101

Total corporate and other debt	—	6,017	121	—	6,138
Corporate equities(2)	31,340	326	45	—	31,711
Derivative and other contracts:
Interest rate contracts	602	469,319	2,657	—	472,578
Credit contracts	—	29,997	2,112	—	32,109
Foreign exchange contracts	21	72,233	98	—	72,352
Equity contracts(5)	416	51,405	3,751	—	55,572
Commodity contracts	4,817	15,584	1,122	—	21,523
Other	—	172	—	—	172
Netting(3)	(4,910)	(564,127)	(4,220)	(40,837)	(614,094)

Total derivative and other contracts	946	74,583	5,520	(40,837)	40,212

Total trading liabilities	59,412	83,120	5,686	(40,837)	107,381

Obligation to return securities received as collateral	25,629	56	—	—	25,685
Securities sold under agreements to repurchase	—	459	153	—	612
Other secured financings	—	4,355	149	—	4,504
Long-term borrowings	—	29,840	1,934	—	31,774

Total liabilities measured at fair value	$85,041	$119,595	$7,922	$(40,837)	$171,721

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)

At December 31, 2015, Loans and lending commitments held at fair value consisted of $7,286 million of corporate loans, $1,885 million of residential real estate loans and $1,447 million of wholesale real estate loans. At December 31, 2014, Loans and lending commitments held at fair value consisted of $7,093 million of corporate loans, $1,682 million of residential real estate loans and $3,187 million of wholesale real estate loans.

(2)	For trading purposes, the Company holds or sells short equity securities issued by entities in diverse industries and of varying sizes.
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

(4)

Amounts exclude certain investments that are measured at fair value using the NAV per share, which are not classified in the fair value hierarchy. At December 31, 2015 and December 31, 2014, the fair value of these investments was $3,843 million and $5,009 million, respectively. For additional disclosure about such investments, see “Fair Value of Investments Measured at Net Asset Value” herein.

(5)

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for 2015, 2014 and 2013, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Roll-forward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

	Beginning Balance at December 31, 2014	Total Realized and Unrealized Gains (Losses)(1)	Purchases (2)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2015
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$41	$(1)	$2	$(30)	$—	$—	$(8)	$4	$—
Corporate and other debt:
State and municipal securities	—	2	3	—	—	—	14	19	2
Residential mortgage-backed securities	175	24	176	(83)	—	—	49	341	12
Commercial mortgage-backed securities	96	(28)	27	(23)	—	—	—	72	(32)
Asset-backed securities	76	(9)	23	(30)	—	—	(35)	25	—
Corporate bonds	386	(44)	374	(381)	—	(53)	(15)	267	(44)
Collateralized debt and loan obligations	1,152	123	325	(798)	—	(344)	(28)	430	(19)
Loans and lending commitments	5,874	(42)	3,216	(207)	—	(2,478)	(427)	5,936	(76)
Other debt	285	(23)	131	(5)	—	(81)	141	448	(9)

Total corporate and other debt	8,044	3	4,275	(1,527)	—	(2,956)	(301)	7,538	(166)
Corporate equities	272	(1)	373	(333)	—	—	122	433	11
Net derivative and other contracts(3):
Interest rate contracts	(173)	(51)	58	—	(54)	207	273	260	20
Credit contracts	(743)	(172)	19	—	(121)	196	(23)	(844)	(179)
Foreign exchange contracts	151	53	4	—	(2)	(18)	(47)	141	52
Equity contracts(4)	(2,165)	166	81	(1)	(310)	22	176	(2,031)	62
Commodity contracts	1,146	433	35	—	(222)	(116)	(226)	1,050	402

Total net derivative and other contracts	(1,784)	429	197	(1)	(709)	291	153	(1,424)	357
Investments:
Principal investments	835	11	32	(133)	—	(188)	(71)	486	6
Other	323	(12)	1	(6)	—	—	(85)	221	(7)
Securities received as collateral	—	—	1	—	—	—	—	1	—
Intangible assets	6	—	—	—	—	(1)	—	5	—
Liabilities at Fair Value
Deposits	$—	$(1)	$—	$—	$18	$—	$—	$19	$(1)
Short-term borrowings	—	—	—	—	1	—	—	1	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	78	—	(19)	6	—	(65)	—	—	—
Lending commitments	5	5	—	—	—	—	—	—	5
Other debt	38	—	(1)	7	—	(39)	(1)	4	—

Total corporate and other debt	121	5	(20)	13	—	(104)	(1)	4	5
Corporate equities	45	79	(86)	32	—	—	105	17	79
Obligation to return securities received as collateral	—	—	—	1	—	—	—	1	—
Securities sold under agreements to repurchase	153	2	—	—	—	—	—	151	2
Other secured financings	149	192	—	—	327	(232)	409	461	181
Long-term borrowings	1,934	61	—	—	881	(364)	(403)	1,987	52

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2013	Total Realized and Unrealized Gains (Losses)(1)	Purchases (2)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2014	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2014
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$27	$1	$48	$(34)	$—	$—	$(1)	$41	$—
Corporate and other debt:
Residential mortgage-backed securities	47	9	105	(14)	—	—	28	175	4
Commercial mortgage-backed securities	108	65	16	(102)	—	—	9	96	45
Asset-backed securities	103	3	66	(96)	—	—	—	76	9
Corporate bonds	522	86	106	(306)	—	—	(22)	386	66
Collateralized debt and loan obligations	1,468	142	644	(964)	—	(143)	5	1,152	27
Loans and lending commitments	5,129	(87)	3,784	(415)	—	(2,552)	15	5,874	(191)
Other debt	27	21	274	(35)	—	(2)	—	285	20

Total corporate and other debt	7,404	239	4,995	(1,932)	—	(2,697)	35	8,044	(20)
Corporate equities	190	20	146	(102)	—	—	18	272	(3)
Net derivative and other contracts(3)(5):
Interest rate contracts	113	(258)	18	—	(14)	(43)	11	(173)	(349)
Credit contracts	(147)	(408)	68	—	(179)	(15)	(62)	(743)	(474)
Foreign exchange contracts	68	(13)	7	—	—	108	(19)	151	(17)
Equity contracts(4)	(831)	(527)	339	(2)	(562)	(46)	(536)	(2,165)	(600)
Commodity contracts	880	158	287	—	(52)	(127)	—	1,146	72
Other	(4)	—	—	—	—	4	—	—	—

Total net derivative and other contracts	79	(1,048)	719	(2)	(807)	(119)	(606)	(1,784)	(1,368)
Investments:
Principal investments	2,160	53	36	(181)	—	(1,258)	25	835	49
Other	538	17	17	(29)	—	—	(220)	323	24
Intangible assets	8	—	—	—	—	(2)	—	6	(1)
Liabilities at Fair Value
Short-term borrowings	$1	$—	$—	$—	$—	$(1)	$—	$—	$—
Trading liabilities:
Corporate and other debt:
Corporate bonds	22	1	(46)	117	—	—	(14)	78	2
Lending commitments	2	(3)	—	—	—	—	—	5	(3)
Other debt	48	7	(8)	—	—	—	5	38	(2)

Total corporate and other debt	72	5	(54)	117	—	—	(9)	121	(3)
Corporate equities	8	—	(3)	39	—	—	1	45	—
Securities sold under agreements to repurchase	154	1	—	—	—	—	—	153	1
Other secured financings	278	(9)	—	—	21	(201)	42	149	(6)
Long-term borrowings	1,887	109	—	—	791	(391)	(244)	1,934	102

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance at December 31, 2012	Total Realized and Unrealized Gains (Losses)(1)	Purchases (2)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at December 31, 2013	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at December 31, 2013
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$6	$(18)	$41	$(7)	$—	$—	$5	$27	$(18)
Corporate and other debt:
Residential mortgage-backed securities	45	25	54	(51)	—	—	(26)	47	(6)
Commercial mortgage-backed securities	232	13	57	(187)	—	(7)	—	108	4
Asset-backed securities	109	—	6	(12)	—	—	—	103	—
Corporate bonds	660	(20)	324	(371)	—	(19)	(52)	522	(55)
Collateralized debt and loan obligations	1,951	363	742	(960)	—	(626)	(2)	1,468	131
Loans and lending commitments	4,694	(130)	3,744	(448)	—	(3,096)	365	5,129	(199)
Other debt	45	(1)	20	(36)	—	—	(1)	27	(2)

Total corporate and other debt	7,736	250	4,947	(2,065)	—	(3,748)	284	7,404	(127)
Corporate equities	288	(63)	113	(127)	—	—	(21)	190	(72)
Net derivative and other contracts(3):
Interest rate contracts	(82)	28	6	—	(34)	135	60	113	36
Credit contracts	1,822	(1,674)	266	—	(703)	(295)	437	(147)	(1,723)
Foreign exchange contracts	(359)	130	—	—	—	281	16	68	124
Equity contracts	(1,144)	463	170	(74)	(318)	(11)	83	(831)	61
Commodity contracts	709	200	41	—	(36)	(29)	(5)	880	174
Other	(7)	(6)	—	—	—	9	—	(4)	(7)

Total net derivative and other contracts	939	(859)	483	(74)	(1,091)	90	591	79	(1,335)
Investments:
Principal investments	2,833	110	111	(445)	—	—	(449)	2,160	3
Other	486	76	13	(36)	—	—	(1)	538	77
Intangible assets	7	9	—	—	—	(8)	—	8	3
Liabilities at Fair Value
Short-term borrowings	$19	$—	$—	$—	$—	$(1)	$(17)	$1	$—
Trading liabilities:
Corporate and other debt:
Residential mortgage-backed securities	4	4	—	—	—	—	—	—	4
Corporate bonds	177	28	(64)	43	—	—	(106)	22	28
Lending commitments	46	44	—	—	—	—	—	2	44
Other debt	49	2	—	5	—	(6)	2	48	2

Total corporate and other debt	276	78	(64)	48	—	(6)	(104)	72	78
Corporate equities	5	1	(26)	29	—	—	1	8	3
Securities sold under agreements to repurchase	151	(3)	—	—	—	—	—	154	(3)
Other secured financings	406	11	—	—	19	(136)	—	278	4
Long-term borrowings	2,789	(162)	—	—	877	(606)	(1,335)	1,887	(138)

(1)

Total realized and unrealized gains (losses) are primarily included in Trading revenues in the consolidated statements of income except for Trading assets—Investments, which is included in Investments revenues.

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

(5)

During 2014, the Company incurred a charge of approximately $468 million related to the implementation of FVA, which was recognized in Trading revenues. For further information on the implementation of FVA, see Note 2.

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

Recurring Level 3 Fair Value Measurements Valuation Techniques and Sensitivity of Unobservable Inputs.

	Balance at December 31, 2015	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$341	Comparable pricing:
		Comparable bond price / (A)	0 to 75 points	32 points
Commercial mortgage-backed securities	72	Comparable pricing:
		Comparable bond price / (A)	0 to 9 points	2 points
Corporate bonds	267	Comparable pricing(3):
		Comparable bond price / (A)	3 to 119 points	90 points
		Comparable pricing:
		EBITDA multiple / (A)	7 to 9 times	8 times
		Structured bond model:
		Discount rate / (C)	15%	15%
Collateralized debt and loan obligations	430	Comparable pricing(3):
		Comparable bond price / (A)	47 to 103 points	67 points
		Correlation model:
		Credit correlation / (B)	39% to 60%	49%
Loans and lending commitments	5,936	Corporate loan model:
		Credit spread / (C)	250 to 866 bps	531 bps
		Margin loan model(3):
		Credit spread / (C)(D)	62 to 499 bps	145 bps
		Volatility skew / (C)(D)	14% to 70%	33%
		Discount rate / (C)(D)	1% to 4%	2%
		Option model:
		Volatility skew / (C)	-1%	-1%
		Comparable pricing:
		Comparable loan price / (A)	35 to 100 points	88 points
		Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	6% to 8%	7%
		Capitalization rate / (C)(D)	4% to 10%	4%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2015	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Other debt	448	Comparable pricing:
		Comparable loan price / (A)	4 to 84 points	59 points
		Comparable pricing:
		Comparable bond price / (A)	8 points	8 points
		Option model:
		At the money volatility / (C)	16% to 53%	53%
		Margin loan model(3):
		Discount rate / (C)	1%	1%
Corporate equities	433	Comparable pricing:
		Comparable price / (A)	50% to 80%	72%
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
		Market approach:
		EBITDA multiple / (A)	9 times	9 times
Net derivative and other contracts(4):
Interest rate contracts	260	Option model:
		Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times
		Interest rate-Foreign exchange correlation / (C)(D)	25% to 62%	43% / 43%(5)
		Interest rate volatility skew / (A)(D)	29% to 82%	43% / 40%(5)
		Interest rate quanto correlation /(A)(D)	-8% to 36%	5% / -6%(5)
		Interest rate curve correlation / (C)(D)	24% to 95%	60% / 69%(5)
		Inflation volatility / (A)(D)	58%	58% / 58%(5)
		Interest rate-Inflation correlation / (A)(D)	-41% to -39%	-41% / -41%(5)
Credit contracts	(844)	Comparable pricing:
		Cash synthetic basis / (C)(D)	5 to 12 points	9 points
		Comparable bond price / (C)(D)	0 to 75 points	24 points
		Correlation model(3):
		Credit correlation / (B)	39% to 97%	57%
Foreign exchange contracts(6)	141	Option model:
		Interest rate-Foreign exchange correlation / (C)(D)	25% to 62%	43% / 43%(5)
		Interest rate volatility skew / (A)(D)	29% to 82%	43% / 40%(5)
		Interest rate curve / (A)(D)	0%	0% / 0%(5)
Equity contracts(6)	(2,031)	Option model:
		At the money volatility / (A)(D)	16% to 65%	32%
		Volatility skew / (A)(D)	-3% to 0%	-1%
		Equity-Equity correlation / (C)(D)	40% to 99%	71%
		Equity-Foreign exchange correlation / (A)(D)	-60% to -11%	-39%
		Equity-Interest rate correlation /(C)(D)	-29% to 50%	16% / 8%(5)
Commodity contracts	1,050	Option model:
		Forward power price / (C)(D)	$3 to $91 per	$32 per
			megawatt hour	megawatt hour
		Commodity volatility / (A)(D)	10% to 92%	18%
		Cross commodity correlation / (C)(D)	43% to 99%	93%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2015	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Investments:
Principal investments	486	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	16%	16%
		Exit multiple / (A)(D)	8 to 14 times	9 times
		Capitalization rate / (C)(D)	5% to 9%	6%
		Equity discount rate / (C)(D)	20% to 35%	26%
		Market approach(3):
		EBITDA multiple / (A)(D)	8 to 20 times	11 times
		Forward capacity price / (A)(D)	$5 to $9	$7
		Comparable pricing:
		Comparable equity price / (A)	43% to 100%	81%
Other	221	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	10%	10%
		Exit multiple / (A)(D)	13 times	13 times
		Market approach:
		EBITDA multiple / (A)	7 to 14 times	12 times
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
Liabilities at Fair Value
Securities sold under agreements to repurchase	151	Discounted cash flow:
		Funding spread / (A)	86 to 116 bps	105 bps
Other secured financings	461	Option model:
		Volatility skew / (C)	-1%	-1%
		Discounted cash flow(3):
		Discount rate / (C)	4% to 13%	4%
		Discounted cash flow:
		Funding spread / (A)	95 to 113 bps	104 bps
Long-term borrowings	1,987	Option model(3):
		At the money volatility / (C)(D)	20% to 50%	29%
		Volatility skew / (A)(D)	-1% to 0%	-1%
		Equity-Equity correlation / (A)(D)	40% to 97%	77%
		Equity-Foreign exchange correlation / (C)(D)	-70% to -11%	-39%
		Option model:
		Interest rate volatility skew / (A)(D)	50%	50%
		Equity volatility discount / (A)(D)	10%	10%
		Correlation model:
		Credit correlation / (B)	40% to 60%	52%
		Comparable pricing:
		Comparable equity price / (A)	100%	100%

	Balance at December 31, 2014	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$175	Comparable pricing:
		Comparable bond price / (A)	3 to 90 points	15 points
Commercial mortgage-backed securities	96	Comparable pricing:
		Comparable bond price / (A)	0 to 7 points	1 point

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2014	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Asset-backed securities	76	Comparable pricing:
		Comparable bond price / (A)	0 to 62 points	23 points
Corporate bonds	386	Comparable pricing:
		Comparable bond price / (A)	1 to 160 points	90 points
Collateralized debt and loan obligations	1,152	Comparable pricing(3):
		Comparable bond price / (A)	20 to 100 points	66 points
		Correlation model:
		Credit correlation / (B)	47% to 65%	56%
Loans and lending commitments	5,874	Corporate loan model:
		Credit spread / (C)	36 to 753 bps	373 bps
		Margin loan model:
		Credit spread / (C)(D)	150 to 451 bps	216 bps
		Volatility skew / (C)(D)	3% to 37%	21%
		Discount rate / (C)(D)	2% to 3%	3%
		Option model:
		Volatility skew / (C)	-1%	-1%
		Comparable pricing(3):
		Comparable loan price / (A)	15 to 105 points	89 points
Other debt	285	Comparable pricing(3):
		Comparable loan price / (A)	0 to 75 points	39 points
		Comparable pricing:
		Comparable bond price / (A)	15 points	15 points
		Option model:
		At the money volatility / (A)	15% to 54%	15%
Corporate equities	272	Net asset value:
		Discount to net asset value / (C)	0% to 71%	36%
		Comparable pricing:
		Comparable price / (A)	83% to 96%	85%
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
		Market approach:
		EBITDA multiple / (A)(D)	6 to 9 times	8 times
		Price / Book ratio / (A)(D)	0 times	0 times
Net derivative and other contracts(4):
Interest rate contracts	(173)	Option model:
		Interest rate volatility concentration liquidity multiple / (C)(D)	0 to 3 times	2 times
		Interest rate-Foreign exchange correlation / (A)(D)	28% to 62%	44% / 42%(5)
		Interest rate volatility skew / (A)(D)	38% to 104%	86% / 60%(5)
		Interest rate quanto correlation / (A)(D)	-9% to 35%	6% /-6%(5)
		Interest rate curve correlation / (A)(D)	44% to 87%	73% / 80%(5)
		Inflation volatility / (A)(D)	69% to 71%	70% / 71%(5)
		Interest rate-Inflation correlation / (A)(D)	-44% to -40%	-42% / -43%(5)
Credit contracts	(743)	Comparable pricing:
		Cash synthetic basis / (C)(D)	5 to 13 points	9 points
		Comparable bond price / (C)(D)	0 to 55 points	18 points
		Correlation model(3):
		Credit correlation / (B)	42% to 95%	63%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2014	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Foreign exchange contracts(6)	151	Option model:
		Interest rate quanto correlation / (A)(D)	-9% to 35%	6% / - 6%(5)
		Interest rate-Credit spread correlation / (A)(D)	-54% to -2%	-17% / - 11%(5)
		Interest rate curve correlation / (A)(D)	44% to 87%	73% / 80%(5)
		Interest rate-Foreign exchange correlation / (A)(D)	28% to 62%	44% /42%(5)
		Interest rate curve / (A)(D)	0% to 2%	1% / 1%(5)
Equity contracts(6)(7)	(2,165)	Option model:
		At the money volatility / (A)(D)	14% to 51%	29%
		Volatility skew / (A)(D)	-2% to 0%	-1%
		Equity-Equity correlation / (C)(D)	40% to 99%	72%
		Equity-Foreign exchange correlation / (C)(D)	-50% to 10%	-16%
		Equity-Interest rate correlation / (C)(D)	-18% to 81%	26% /11%(5)
Commodity contracts	1,146	Option model:
		Forward power price / (C)(D)	$5 to $106 per	$38 per
			megawatt hour	megawatt hour
		Commodity volatility / (A)(D)	11% to 90%	19%
		Cross commodity correlation / (C)(D)	33% to 100%	93%
Investments:
Principal investments	835	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	11%	11%
		Exit multiple / (A)(D)	10 times	10 times
		Discounted cash flow:
		Equity discount rate / (C)	25%	25%
		Market approach(3):
		EBITDA multiple / (A)(D)	4 to 14 times	10 times
		Price / Earnings ratio / (A)(D)	23 times	23 times
		Forward capacity price / (A)(D)	$5 to $7	$7
		Comparable pricing:
		Comparable equity price / (A)	64% to 100%	95%
Other	323	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	10% to 13%	11%
		Exit multiple / (A)(D)	6 to 9 times	9 times
		Market approach:
		EBITDA multiple / (A)(D)	9 to 13 times	10 times
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
Liabilities at Fair Value
Trading liabilities:
Corporate and other debt:
Corporate bonds	$78	Option model:
		Volatility skew / (C)(D)	-1%	-1%
		At the money volatility / (C)(D)	10%	10%
Securities sold under agreements to repurchase	153	Discounted cash flow:
		Funding spread / (A)	75 to 91 bps	86 bps
Other secured financings	149	Comparable pricing:
		Comparable bond price / (A)	99 to 101 points	100 points
		Discounted cash flow(3):
		Funding spread / (A)	82 to 98 bps	95 bps

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 31, 2014	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Long-term borrowings	1,934	Option model(3):
		At the money volatility / (C)(D)	18% to 32%	27%
		Volatility skew / (A)(D)	-1% to 0%	0%
		Equity - Equity correlation / (A)(D)	40% to 90%	68%
		Equity - Foreign exchange correlation / (C)(D)	-73% to 30%	-32%
		Option model:
		Equity alpha / (A)	0% to 94%	67%
		Correlation model:
		Credit correlation / (B)	48% to 65%	51%

bps—Basis points.

EBITDA—Earnings before interest, taxes, depreciation and amortization.

(1)

The range of significant unobservable inputs is represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 75 points would be 75% of par. A basis point equals 1/100th of 1%; for example, 866 bps would equal 8.66%.

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
(4)

Credit valuation adjustments (“CVA”) and FVA are included in the balance but excluded from the Valuation Technique(s) and Significant Unobservable Input(s) in the table above. CVA is a Level 3 input when the underlying counterparty credit curve is unobservable. FVA is a Level 3 input in its entirety given the lack of observability of funding spreads in the principal market.

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
(7)

Net liability Level 3 derivative equity contracts increased by $785 million to correct the fair value level assigned to these contracts at December 31, 2014. This correction did not result in a change to the Valuation Technique(s), Significant Unobservable Inputs, Range or Averages.

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

The following provides a description of significant unobservable inputs included in the December 31, 2015 and December 31, 2014 tables above for all major categories of assets and liabilities:

•	Capitalization rate—the ratio between net operating income produced by an asset and its market value at the projected disposition date.

•

Cash synthetic basis—the measure of the price differential between cash financial instruments and their synthetic derivative-based equivalents. The range disclosed in the table above signifies the number of points by which the synthetic bond equivalent price is higher than the quoted price of the underlying cash bonds.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

EBITDA multiple / Exit multiple—the ratio of the Enterprise Value to EBITDA, where the Enterprise Value is the aggregate value of equity and debt minus cash and cash equivalents. The EBITDA multiple reflects the value of the company in terms of its full-year EBITDA, whereas the exit multiple reflects the value of the company in terms of its full-year expected EBITDA at exit. Either multiple allows comparison between companies from an operational perspective as the effect of capital structure, taxation and depreciation/amortization is excluded.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Volatility—the measure of the variability in possible returns for an instrument given how much that instrument changes in value over time. Volatility is a pricing input for options, and, generally, the lower the volatility, the less risky the option. The level of volatility used in the valuation of a particular option depends on a number of factors, including the nature of the risk underlying that option (e.g., the volatility of a particular underlying equity security may be significantly different from that of a particular underlying commodity index), the tenor and the strike price of the option.

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

Fair Value of Investments Measured at Net Asset Value.

Investments in Certain Funds Measured at NAV per Share.

	At December 31, 2015		At December 31, 2014
	Fair Value	Commitment	Fair Value	Commitment
	(dollars in millions)
Private equity funds	$1,917	$538	$2,569	$613
Real estate funds	1,337	128	1,753	112
Hedge funds(1):
Long-short equity hedge funds	422	—	433	—
Fixed income/credit-related hedge funds	71	—	76	—
Event-driven hedge funds	2	—	39	—
Multi-strategy hedge funds	94	4	139	3

Total	$3,843	$670	$5,009	$728

(1)

Fixed income/credit-related hedge funds, event-driven hedge funds and multi-strategy hedge funds are redeemable at least on a three-month period basis, primarily with a notice period of 90 days or less. At December 31, 2015, approximately 34% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 51% is redeemable every six months and 15% of these funds have a redemption frequency of greater than six months. At December 31, 2014, approximately 36% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 47% is redeemable every six months and 17% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at December 31, 2015 and December 31, 2014 was primarily greater than six months.

Private Equity Funds and Real Estate Funds.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Certain Funds Estimated to Be Liquidated Over Time.

	At December 31, 2015
Fund Type	Less than 5 years	5-10 years	Over 10 years	Total
	(dollars in millions)
Private equity funds	$142	$1,095	$680	$1,917
Real estate funds	128	753	456	1,337

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

Fixed Income / Credit-Related Hedge Funds.    Amount includes investments in hedge funds that employ long-short, distressed or relative value strategies in order to benefit from investments in undervalued or overvalued securities that are primarily debt or credit related.

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

Lock-up Restrictions and Gates by Hedge Fund Type.

At December 31, 2015
Hedge Fund Type	Fair Value
(dollars in millions)
Long-short equity(1)	$422
Fixed income/credit-related(2)	71
Event-driven	2
Multi-strategy(3)(4)	94

(1)

Investments representing approximately 12% of the fair value of investments cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at December 31, 2015.

(2)

Investments representing approximately 80% of the fair value of investments cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at December 31, 2015.

(3)

Investments representing approximately 16% of the fair value of investments cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period subject to lock-up restrictions was primarily over three years at December 31, 2015.

(4)

Investments representing approximately 3% of the fair value of investments cannot be redeemed currently because an exit restriction has been imposed by the hedge fund manager. The restriction period for these investments subject to an exit restriction was indefinite at December 31, 2015.

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact on Earnings of Transactions Under the Fair Value Option Election.

	Trading Revenues	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
2015
Securities purchased under agreements to resell	$(6)	$10	$4
Short-term borrowings(1)	63	—	63
Securities sold under agreements to repurchase	13	(6)	7
Long-term borrowings(1)	2,404	(528)	1,876

2014
Securities purchased under agreements to resell	$(4)	$9	$5
Short-term borrowings(1)	(136)	1	(135)
Securities sold under agreements to repurchase	(5)	(6)	(11)
Long-term borrowings(1)	1,867	(638)	1,229

2013
Securities purchased under agreements to resell	$(1)	$6	$5
Deposits	52	(60)	(8)
Short-term borrowings(1)	181	(8)	173
Securities sold under agreements to repurchase	(3)	(6)	(9)
Long-term borrowings(1)	664	(971)	(307)

(1)

Of the total gains (losses) recorded in Trading revenues for short-term and long-term borrowings for 2015, 2014 and 2013, $618 million, $651 million and $(681) million, respectively, are attributable to changes in the credit quality of the Company and other credit factors, and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

In addition to the amounts in the above table, as discussed in Note 2, instruments within Trading assets or Trading liabilities are measured at fair value. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

Short-Term and Long-Term Borrowings Measured at Fair Value on a Recurring Basis.

Business Unit Responsible for Risk Management	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Equity	$17,789	$17,253
Interest rates	14,255	13,545
Credit and foreign exchange	2,266	2,105
Commodities	383	636

Total	$34,693	$33,539

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	2015	2014	2013
	(dollars in millions)
Short-term and long-term borrowings(1)	$618	$651	$(681)
Loans and other debt(2)	(193)	179	137
Lending commitments(3)	12	30	255

(1)

The change in the fair value of short-term and long-term borrowings (primarily structured notes) includes an adjustment to reflect the change in credit quality of the Company based upon observations of its secondary bond market spreads and changes in other credit factors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) on lending commitments were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

Net Difference of Contractual Principal Amount Over Fair Value.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Loans and other debt(1)	$14,095	$14,990
Loans 90 or more days past due and/or on nonaccrual status(1)(2)	11,651	12,916
Short-term and long-term borrowings(3)	508	(670)

(1)

The majority of the difference between principal and fair value amounts for loans and other debt emanates from the distressed debt trading business, which purchases distressed debt at amounts well below par.

(2)

The aggregate fair value of loans that were in nonaccrual status, which includes all loans 90 or more days past due, was $1,853 million and $1,367 million at December 31, 2015 and December 31, 2014, respectively. The aggregate fair value of loans that were 90 or more days past due was $885 million and $643 million at December 31, 2015 and December 31, 2014, respectively.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.

Certain assets and liabilities were measured at fair value on a non-recurring basis and are not included in the tables above.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.

	Carrying Value at December 31, 2015	Fair Value Measurements Using:			Total Gains (Losses) for 2015(1)
		Level 1	Level 2	Level 3
	(dollars in millions)
Assets:
Loans(2)	$5,850	$—	$3,400	$2,450	$(220)
Other investments(3)	—	—	—	—	(3)
Premises, equipment and software costs(4)	—	—	—	—	(44)
Other assets(4)	31	—	31	—	(22)

Total assets	$5,881	$—	$3,431	$2,450	$(289)

Liabilities:
Other liabilities and accrued expenses(2)	$476	$—	$418	$58	$(207)

Total liabilities	$476	$—	$418	$58	$(207)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Carrying Value at December 31, 2014	Fair Value Measurements Using:			Total Gains (Losses) for 2014(1)
		Level 1	Level 2	Level 3
	(dollars in millions)
Assets:
Loans(2)	$3,336	$—	$2,386	$950	$(165)
Other investments(3)	46	—	—	46	(38)
Premises, equipment and software costs(4)	—	—	—	—	(58)
Intangible assets(3)	46	—	—	46	(6)
Other assets(4)	—	—	—	—	(9)

Total assets	$3,428	$—	$2,386	$1,042	$(276)

Liabilities:
Other liabilities and accrued expenses(2)	$219	$—	$178	$41	$(165)

Total liabilities	$219	$—	$178	$41	$(165)

	Carrying Value at December 31, 2013	Fair Value Measurements Using:			Total Gains (Losses) for 2013(1)
		Level 1	Level 2	Level 3
	(dollars in millions)
Loans(2)	$1,822	$—	$1,616	$206	$(71)
Other investments(3)	46	—	—	46	(38)
Premises, equipment and software costs(4)	8	—	—	8	(133)
Intangible assets(3)	92	—	—	92	(44)

Total assets	$1,968	$—	$1,616	$352	$(286)

(1)

Changes in the fair value of Loans and losses related to Other investments are recorded within Other revenues in the consolidated statements of income. Losses related to Premises, equipment and software costs, Intangible assets and Other assets are recorded within Other expenses if not held for sale and within Other revenues if held for sale. Losses related to Other liabilities and accrued expenses are recorded within Other revenues and represent non-recurring fair value adjustments for certain lending commitments designated as held for sale.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value.

Valuation Techniques for Assets and Liabilities Not Measured at Fair Value.

Asset/Liability	Valuation Technique

The following longer dated instruments:

-Securities purchased under agreements to resell

-Securities borrowed

-Securities sold under agreements to repurchase

-Securities loaned

-Other secured financings

Fair value is determined using a standard cash flow discounting methodology.

The inputs to the valuation include contractual cash flows and collateral funding spreads, which are estimated using various benchmarks and interest rate yield curves.

HTM securities	Fair value is determined using quoted market prices.
Loans

The fair value of consumer and residential real estate loans and lending commitments where position-specific external price data are not observable is determined based on the credit risks of the borrower using a probability of default and loss given default method, discounted at the estimated external cost of funding level.

The fair value of corporate loans and lending commitments is determined using the following:

-recently executed transactions

-market price quotations (where observable)

-implied yields from comparable debt

-market observable credit default swap spread levels along with proprietary valuation models and default recovery analysis where such transactions and quotations are unobservable

Long-term borrowings

The fair value is generally determined based on transactional data or third-party pricing for identical or comparable instruments, when available. Where position-specific external prices are not observable, fair value is determined based on current interest rates and credit spreads for debt instruments with similar terms and maturity.

The carrying values of the remaining assets and liabilities not measured at fair value in the tables below approximate fair value due to their short-term nature.

Financial Instruments Not Measured at Fair Value.

The tables below exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with our deposit customers.

	At December 31, 2015		Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)
Financial Assets:
Cash and due from banks	$19,827	$19,827	$19,827	$—	$—
Interest bearing deposits with banks	34,256	34,256	34,256	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	31,469	31,469	31,469	—	—
Investment securities—HTM securities	5,224	5,188	998	4,190	—
Securities purchased under agreements to resell	86,851	86,837	—	86,186	651
Securities borrowed	142,416	142,414	—	142,266	148
Customer and other receivables(1)	41,676	41,576	—	36,752	4,824
Loans(2)	85,759	86,423	—	19,241	67,182

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2015		Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)

Financial Liabilities:
Deposits	$155,909	$156,163	$—	$156,163	$—
Short-term borrowings	525	525	—	525	—
Securities sold under agreements to repurchase	36,009	36,060	—	34,150	1,910
Securities loaned	19,358	19,382	—	19,192	190
Other secured financings	6,610	6,610	—	5,333	1,277
Customer and other payables(1)	183,895	183,895	—	183,895	—
Long-term borrowings	120,723	123,219	—	123,219	—

	At December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)
Financial Assets:
Cash and due from banks	$21,381	$21,381	$21,381	$—	$—
Interest bearing deposits with banks	25,603	25,603	25,603	—	—
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	40,607	40,607	40,607	—	—
Investment securities—HTM securities	100	100	100	—	—
Securities purchased under agreements to resell	82,175	82,165	—	81,981	184
Securities borrowed	136,708	136,708	—	136,696	12
Customer and other receivables(1)	45,116	45,028	—	39,945	5,083
Loans(2)	66,577	67,800	—	18,212	49,588

Financial Liabilities:
Deposits	$133,544	$133,572	$—	$133,572	$—
Short-term borrowings	496	496	—	496	—
Securities sold under agreements to repurchase	69,337	69,433	—	63,921	5,512
Securities loaned	25,219	25,244	—	24,740	504
Other secured financings	7,581	7,881	—	5,465	2,416
Customer and other payables(1)	178,373	178,373	—	178,373	—
Long-term borrowings	120,998	124,961	—	124,150	811

(1)	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Amounts include all loans measured at fair value on a non-recurring basis.

As of December 31, 2015 and December 31, 2014, notional amounts of approximately $99.5 billion and $86.8 billion, respectively, of the Company’s lending commitments were held for investment and held for sale, which are not included in the above table. The estimated fair value of such lending commitments was a liability of $2,172 million and $1,178 million, respectively, as of December 31, 2015 and December 31, 2014. Had these commitments been accounted for at fair value, $1,791 million would have been categorized in Level 2 and $381 million in Level 3 as of December 31, 2015, and $928 million would have been categorized in Level 2 and $250 million in Level 3 as of December 31, 2014.

4.	Derivative Instruments and Hedging Activities.

The Company trades and makes markets globally in listed futures, OTC swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indices, asset-backed security indices, property indices, mortgage-related and other asset-backed securities, and real estate loan products. The Company uses these instruments for market-making, foreign currency exposure management, and asset and liability management.

The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company manages the market risk associated with its trading activities on a Company-wide basis, on a worldwide trading division level and on an individual product basis.

Fair Value and Notional of Derivative Instruments.

Fair Value and Notional of Derivative Assets and Liabilities.

	Derivative Assets at December 31, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$2,825	$1,442	$—	$4,267	$36,999	$35,362	$—	$72,361
Foreign exchange contracts	166	1	—	167	5,996	167	—	6,163

Total derivatives designated as accounting hedges	2,991	1,443	—	4,434	42,995	35,529	—	78,524

Derivatives not designated as accounting hedges(1):
Interest rate contracts	220,289	101,276	212	321,777	4,348,002	5,748,525	1,218,645	11,315,172
Credit contracts	19,310	3,609	—	22,919	585,731	139,301	—	725,032
Foreign exchange contracts	64,438	295	55	64,788	1,907,290	13,402	7,715	1,928,407
Equity contracts	20,212	—	20,077	40,289	316,770	—	229,859	546,629
Commodity contracts	13,114	—	4,038	17,152	67,449	—	82,313	149,762
Other	219	—	—	219	5,684	—	—	5,684

Total derivatives not designated as accounting hedges	337,582	105,180	24,382	467,144	7,230,926	5,901,228	1,538,532	14,670,686

Total derivatives	$340,573	$106,623	$24,382	$471,578	$7,273,921	$5,936,757	$1,538,532	$14,749,210
Cash collateral netting	(50,335)	(1,037)	—	(51,372)	—	—	—	—
Counterparty netting	(265,707)	(104,294)	(21,592)	(391,593)	—	—	—	—

Total derivative assets	$24,531	$1,292	$2,790	$28,613	$7,273,921	$5,936,757	$1,538,532	$14,749,210

	Derivative Liabilities at December 31, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$20	$250	$—	$270	$3,560	$9,869	$—	$13,429
Foreign exchange contracts	56	6	—	62	4,604	455	—	5,059

Total derivatives designated as accounting hedges	76	256	—	332	8,164	10,324	—	18,488

Derivatives not designated as accounting hedges(1):
Interest rate contracts	203,004	103,852	283	307,139	4,030,039	5,682,322	1,077,710	10,790,071
Credit contracts	19,942	3,723	—	23,665	562,027	131,388	—	693,415
Foreign exchange contracts	65,034	232	22	65,288	1,868,015	13,322	2,655	1,883,992
Equity contracts	25,708	—	20,424	46,132	332,734	—	229,266	562,000
Commodity contracts	10,864	—	3,887	14,751	59,169	—	62,974	122,143
Other	43	—	—	43	4,114	—	—	4,114

Total derivatives not designated as accounting hedges	324,595	107,807	24,616	457,018	6,856,098	5,827,032	1,372,605	14,055,735

Total derivatives	$324,671	$108,063	$24,616	$457,350	$6,864,262	$5,837,356	$1,372,605	$14,074,223
Cash collateral netting	(33,332)	(2,951)	—	(36,283)	—	—	—	—
Counterparty netting	(265,707)	(104,294)	(21,592)	(391,593)	—	—	—	—

Total derivative liabilities	$25,632	$818	$3,024	$29,474	$6,864,262	$5,837,356	$1,372,605	$14,074,223

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Derivative Assets at December 31, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$3,947	$1,053	$—	$5,000	$44,324	$27,692	$—	$72,016
Foreign exchange contracts	498	6	—	504	9,362	261	—	9,623

Total derivatives designated as accounting hedges	4,445	1,059	—	5,504	53,686	27,953	—	81,639

Derivatives not designated as accounting hedges(2):
Interest rate contracts	281,214	211,552	407	493,173	4,854,953	9,187,454	1,467,056	15,509,463
Credit contracts	27,776	4,406	—	32,182	806,441	167,390	—	973,831
Foreign exchange contracts	72,362	152	83	72,597	1,955,343	11,538	9,663	1,976,544
Equity contracts	23,208	—	24,916	48,124	299,363	—	271,164	570,527
Commodity contracts	17,698	—	6,717	24,415	115,792	—	156,440	272,232
Other	376	—	—	376	5,179	—	—	5,179

Total derivatives not designated as accounting hedges	422,634	216,110	32,123	670,867	8,037,071	9,366,382	1,904,323	19,307,776

Total derivatives	$427,079	$217,169	$32,123	$676,371	$8,090,757	$9,394,335	$1,904,323	$19,389,415
Cash collateral netting	(58,541)	(4,654)	—	(63,195)	—	—	—	—
Counterparty netting	(338,041)	(210,922)	(27,819)	(576,782)	—	—	—	—

Total derivative assets	$30,497	$1,593	$4,304	$36,394	$8,090,757	$9,394,335	$1,904,323	$19,389,415

	Derivative Liabilities at December 31, 2014
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$125	$99	$—	$224	$2,024	$7,588	$—	$9,612
Foreign exchange contracts	5	1	—	6	1,491	121	—	1,612

Total derivatives designated as accounting hedges	130	100	—	230	3,515	7,709	—	11,224

Derivatives not designated as accounting hedges(2):
Interest rate contracts	264,579	207,482	293	472,354	4,615,886	9,138,417	1,714,021	15,468,324
Credit contracts	28,165	3,944	—	32,109	714,181	154,054	—	868,235
Foreign exchange contracts	72,156	169	21	72,346	1,947,178	11,477	1,761	1,960,416
Equity contracts	30,061	—	25,511	55,572	339,884	—	302,205	642,089
Commodity contracts	14,740	—	6,783	21,523	93,019	—	132,136	225,155
Other	172	—	—	172	5,478	—	—	5,478

Total derivatives not designated as accounting hedges	409,873	211,595	32,608	654,076	7,715,626	9,303,948	2,150,123	19,169,697

Total derivatives	$410,003	$211,695	$32,608	$654,306	$7,719,141	$9,311,657	$2,150,123	$19,180,921
Cash collateral netting	(37,054)	(258)	—	(37,312)	—	—	—	—
Counterparty netting	(338,041)	(210,922)	(27,819)	(576,782)	—	—	—	—

Total derivative liabilities	$34,908	$515	$4,789	$40,212	$7,719,141	$9,311,657	$2,150,123	$19,180,921

(1)

Notional amounts include gross notionals related to open long and short futures contracts of $1,009.5 billion and $653.0 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $1,145 million and $437 million is included in Customer and other receivables and Customer and other payables, respectively, in the consolidated statements of financial condition.

(2)

Notional amounts include gross notionals related to open long and short futures contracts of $685.3 billion and $1,122.3 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $472 million and $21 million is included in Customer and other receivables and Customer and other payables, respectively, in the consolidated statements of financial condition.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Offsetting of Derivative Instruments.

Offsetting of Derivative Instruments and Related Collateral.

	At December 31, 2015
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition(2)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$340,573	$(316,042)	$24,531	$(9,190)	$(9)	$15,332
Cleared OTC	106,623	(105,331)	1,292	—	—	1,292
Exchange traded	24,382	(21,592)	2,790	—	—	2,790

Total derivative assets	$471,578	$(442,965)	$28,613	$(9,190)	$(9)	$19,414

Derivative liabilities
Bilateral OTC	$324,671	$(299,039)	$25,632	$(5,384)	$(5)	$20,243
Cleared OTC	108,063	(107,245)	818	—	—	818
Exchange traded	24,616	(21,592)	3,024	(405)	—	2,619

Total derivative liabilities	$457,350	$(427,876)	$29,474	$(5,789)	$(5)	$23,680

	At December 31, 2014
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Amounts Not Offset in the Consolidated Statements of Financial Condition(2)		Net Exposure
				Financial Instruments Collateral	Other Cash Collateral
	(dollars in millions)
Derivative assets
Bilateral OTC	$427,079	$(396,582)	$30,497	$(9,844)	$(19)	$20,634
Cleared OTC	217,169	(215,576)	1,593	—	—	1,593
Exchange traded	32,123	(27,819)	4,304	—	—	4,304

Total derivative assets	$676,371	$(639,977)	$36,394	$(9,844)	$(19)	$26,531

Derivative liabilities
Bilateral OTC	$410,003	$(375,095)	$34,908	$(11,192)	$(179)	$23,537
Cleared OTC	211,695	(211,180)	515	—	(6)	509
Exchange traded	32,608	(27,819)	4,789	(726)	—	4,063

Total derivative liabilities	$654,306	$(614,094)	$40,212	$(11,918)	$(185)	$28,109

(1)

Amounts include $4.2 billion of derivative assets and $5.2 billion of derivative liabilities at December 31, 2015 and $6.5 billion of derivative assets and $6.9 billion of derivative liabilities at December 31, 2014, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable. See also “Fair Value and Notional of Derivative Instruments” herein, for additional disclosure about gross fair values and notionals for derivative instruments by risk type.

(2)

Amounts relate to master netting agreements and collateral agreements, that have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For information related to offsetting of certain collateralized transactions, see Note 6.

At December 31, 2015, cash collateral payables of $86 million and at December 31, 2014, cash collateral receivables and payables of $21 million and $30 million, respectively, were not offset against certain contracts that did not meet the definition of a derivative.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains (Losses) on Fair Value Hedges.

	Gains (Losses) Recognized in Interest Expense
Product Type	2015	2014	2013
	(dollars in millions)
Derivatives	$(700)	$1,462	$(4,332)
Borrowings	461	(1,616)	4,335

Total	$(239)	$(154)	$3

Gains (Losses) on Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in Other Comprehensive Income (effective portion)
Product Type	2015	2014	2013
	(dollars in millions)
Foreign exchange contracts(1)	$434	$606	$448

(1)

Losses of $149 million, $186 million and $154 million related to the forward points on the hedging instruments were excluded from hedge effectiveness testing and recognized in Interest income during 2015, 2014 and 2013, respectively.

Gains (Losses) on Trading Instruments.

The table below summarizes gains and losses included in Trading revenues in the consolidated statements of income from trading activities. These activities include revenues related to derivative and non-derivative financial instruments. The Company generally utilizes financial instruments across a variety of product types in connection with their market-making and related risk management strategies. Accordingly, the trading revenues presented below are not representative of the manner in which the Company manages its business activities and are prepared in a manner similar to the presentation of trading revenues for regulatory reporting purposes.

	Gains (Losses) Recognized in Trading Revenues
Product Type	2015	2014	2013
	(dollars in millions)
Interest rate contracts	$1,249	$1,065	$820
Foreign exchange contracts	984	729	963
Equity security and index contracts(1)	5,695	4,603	5,044
Commodity and other contracts(2)	793	1,055	688
Credit contracts	775	1,274	2,525

Subtotal	$9,496	$8,726	$10,040
Debt valuation adjustment	618	651	(681)

Total	$10,114	$9,377	$9,359

(1)	Dividend income is included within equity security and index contracts.
(2)	Other contracts represent contracts not reported as interest rate, foreign exchange, equity security and index or credit contracts.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OTC Derivative Products—Trading Assets.

Counterparty Credit Rating and Remaining Contract Maturity of the Fair Value of OTC Derivative Assets.

	At December 31, 2015(1)
	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post- collateral(4)
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$203	$453	$827	$3,665	$(4,319)	$829	$715
AA	2,689	2,000	1,876	9,223	(10,981)	4,807	2,361
A	9,748	8,191	4,774	20,918	(34,916)	8,715	5,448
BBB	3,614	4,863	1,948	11,801	(15,086)	7,140	4,934
Non-investment grade	3,982	2,333	1,157	3,567	(6,716)	4,323	3,166

Total	$20,236	$17,840	$10,582	$49,174	$(72,018)	$25,814	$16,624

	At December 31, 2014(1)
	Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post- collateral(4)
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$499	$246	$1,313	$4,281	$(5,009)	$1,330	$1,035
AA	2,679	2,811	2,704	14,137	(15,415)	6,916	4,719
A	11,733	10,833	7,585	23,968	(43,644)	10,475	6,520
BBB	5,119	3,753	2,592	13,132	(15,844)	8,752	6,035
Non-investment grade	3,196	3,089	1,541	2,499	(5,727)	4,598	3,918

Total	$23,226	$20,732	$15,735	$58,017	$(85,639)	$32,071	$22,227

(1)	Fair values shown represent the Company’s net exposure to counterparties related to its OTC derivative products.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department.
(3)

Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

(4)	Fair value is shown, net of collateral received (primarily cash and U.S. government and agency securities).

Credit Risk-Related Contingencies.

In connection with certain OTC trading agreements, the Company may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade of the Company.

Net Derivative Liabilities and Collateral Posted.

The following table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Company has posted collateral in the normal course of business.

At December 31, 2015
(dollars in millions)
Net derivative liabilities	$23,526
Collateral posted	19,070

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). The table below shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.

Incremental Collateral or Termination Payments upon Potential Future Ratings Downgrade.

At December 31, 2015(1)
(dollars in millions)
One-notch downgrade	$1,224
Two-notch downgrade	1,146

(1)

Amounts include $1,573 million related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are a risk management tool used extensively by the Company as credit exposures are reduced if counterparties are downgraded.

Credit Derivatives and Other Credit Contracts.

The Company enters into credit derivatives, principally through credit default swaps, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Company’s counterparties are banks, broker-dealers and insurance and other financial institutions.

Notional and Fair Value of Protection Sold and Protection Purchased through Credit Default Swaps.

	At December 31, 2015
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$420,806	$1,980	$405,361	$(2,079)
Index and basket credit default swaps	199,688	(102)	173,936	(82)
Tranched index and basket credit default swaps	69,025	(1,093)	149,631	2,122

Total	$689,519	$785	$728,928	$(39)

	At December 31, 2014
	Maximum Potential Payout/Notional
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$535,415	$(2,479)	$509,872	$1,641
Index and basket credit default swaps	276,465	(1,777)	229,789	1,563
Tranched index and basket credit default swaps	96,182	(2,355)	194,343	3,334

Total	$908,062	$(6,611)	$934,004	$6,538

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Ratings of Reference Obligation and Maturities of Credit Protection Sold.

	At December 31, 2015
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps(2):
Investment grade	$84,543	$138,467	$63,754	$12,906	$299,670	$(1,831)
Non-investment grade	38,054	56,261	24,432	2,389	121,136	3,811

Total	$122,597	$194,728	$88,186	$15,295	$420,806	$1,980

Index and basket credit default swaps(2):
Investment grade	$33,507	$59,403	$45,505	$5,327	$143,742	$(1,977)
Non-investment grade	52,590	43,899	15,480	13,002	124,971	782

Total	$86,097	$103,302	$60,985	$18,329	$268,713	$(1,195)

Total credit default swaps sold	$208,694	$298,030	$149,171	$33,624	$689,519	$785

Other credit contracts	19	107	2	332	460	(24)

Total credit derivatives and other credit contracts	$208,713	$298,137	$149,173	$33,956	$689,979	$761

	At December 31, 2014
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps(2):
Investment grade	$82,873	$199,776	$103,628	$20,490	$406,767	$(4,252)
Non-investment grade	29,857	66,066	29,011	3,714	128,648	1,773

Total	$112,730	$265,842	$132,639	$24,204	$535,415	$(2,479)

Index and basket credit default swaps(2):
Investment grade	$49,877	$85,052	$78,276	$12,507	$225,712	$(4,624)
Non-investment grade	25,750	88,105	22,971	10,109	146,935	492

Total	$75,627	$173,157	$101,247	$22,616	$372,647	$(4,132)

Total credit default swaps sold	$188,357	$438,999	$233,886	$46,820	$908,062	$(6,611)

Other credit contracts	51	539	1	620	1,211	(500)

Total credit derivatives and other credit contracts	$188,408	$439,538	$233,887	$47,440	$909,273	$(7,111)

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)

In order to provide an indication of the current payment status or performance risk of the credit default swaps, a breakdown of credit default swaps based on the Company’s internal credit ratings by investment grade and non-investment grade is provided. During 2015, the Company began utilizing its internal credit ratings as compared with 2014 where external agency ratings, if available, were utilized. The change in the rating methodology did not have a significant impact on investment grade versus non-investment grade classifications or the fair values.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credit Protection Sold through CLNs and CDOs.

The Company has invested in credit-linked notes (“CLNs”) and CDOs, which are hybrid instruments containing embedded derivatives, in which credit protection has been sold to the issuer of the note. If there is a credit event of a reference entity underlying the instrument, the principal balance of the note may not be repaid in full to the Company.

Purchased Credit Protection with Identical Underlying Reference Obligations.

For single name credit default swaps and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $577.7 billion and $731.0 billion at December 31, 2015 and December 31, 2014, respectively, compared with a notional amount of approximately $619.5 billion and $804.7 billion at December 31, 2015 and December 31, 2014, respectively, of credit protection sold with identical underlying reference obligations.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Investment Securities.

AFS and HTM Securities.

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$31,555	$5	$143	$31,417
U.S. agency securities(1)	21,103	29	156	20,976

Total U.S. government and agency securities	52,658	34	299	52,393
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,906	1	60	1,847
Non-agency	2,220	3	25	2,198
Auto loan asset-backed securities	2,556	—	9	2,547
Corporate bonds	3,780	5	30	3,755
Collateralized loan obligations	502	—	7	495
FFELP student loan asset-backed securities(2)	3,632	—	115	3,517

Total corporate and other debt	14,596	9	246	14,359

Total AFS debt securities	67,254	43	545	66,752

AFS equity securities	15	—	8	7

Total AFS securities	67,269	43	553	66,759
HTM securities:
U.S. government securities:
U.S. Treasury securities	1,001	—	3	998
U.S. agency securities(1)	4,223	1	34	4,190

Total HTM securities	5,224	1	37	5,188

Total Investment securities	$72,493	$44	$590	$71,947

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$35,855	$42	$67	$35,830
U.S. agency securities(1)	18,030	77	72	18,035

Total U.S. government and agency securities	53,885	119	139	53,865
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,288	1	76	2,213
Non-agency	1,820	11	6	1,825
Auto loan asset-backed securities	2,433	—	5	2,428
Corporate bonds	3,640	10	22	3,628
Collateralized loan obligations	1,087	—	20	1,067
FFELP student loan asset-backed securities(2)	4,169	18	8	4,179

Total corporate and other debt	15,437	40	137	15,340

Total AFS debt securities	69,322	159	276	69,205

AFS equity securities	15	—	4	11

Total AFS securities	69,337	159	280	69,216
HTM securities:
U.S. government securities:
U.S. Treasury securities	100	—	—	100

Total HTM securities	100	—	—	100

Total Investment securities	$69,437	$159	$280	$69,316

(1)	U.S. agency securities are composed of three main categories consisting of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
(2)	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Investment Securities in an Unrealized Loss Position.

	At December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$25,994	$126	$2,177	$17	$28,171	$143
U.S. agency securities	14,242	135	639	21	14,881	156

Total U.S. government and agency securities	40,236	261	2,816	38	43,052	299
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,185	44	422	16	1,607	60
Non-agency	1,479	21	305	4	1,784	25
Auto loan asset-backed securities	1,644	7	881	2	2,525	9
Corporate bonds	2,149	19	525	11	2,674	30
Collateralized loan obligations	352	5	143	2	495	7
FFELP student loan asset-backed securities	2,558	79	929	36	3,487	115

Total corporate and other debt	9,367	175	3,205	71	12,572	246

Total AFS debt securities	49,603	436	6,021	109	55,624	545

AFS equity securities	7	8	—	—	7	8

Total AFS securities	49,610	444	6,021	109	55,631	553

HTM securities:
U.S. government and agency securities:
U.S. Treasury securities	898	3	—	—	898	3
U.S. agency securities	3,677	34	—	—	3,677	34

Total HTM securities	4,575	37	—	—	4,575	37

Total Investment securities	$54,185	$481	$6,021	$109	$60,206	$590

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$11,410	$14	$5,924	$53	$17,334	$67
U.S. agency securities	2,739	6	4,133	66	6,872	72

Total U.S. government and agency securities	14,149	20	10,057	119	24,206	139
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	42	—	1,822	76	1,864	76
Non-agency	706	3	346	3	1,052	6
Auto loan asset-backed securities	2,034	5	—	—	2,034	5
Corporate bonds	905	6	1,299	16	2,204	22
Collateralized loan obligations	—	—	1,067	20	1,067	20
FFELP student loan asset-backed securities	1,523	6	393	2	1,916	8

Total corporate and other debt	5,210	20	4,927	117	10,137	137

Total AFS debt securities	19,359	40	14,984	236	34,343	276

AFS equity securities	11	4	—	—	11	4

Total Investment securities	$19,370	$44	$14,984	$236	$34,354	$280

The Company believes that there are no securities in an unrealized loss position that are deemed to be other-than-temporarily-impaired at December 31, 2015 and December 31, 2014 for the reasons discussed below.

For AFS debt securities, the Company does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of amortized cost basis. For AFS and HTM debt securities, the securities have not experienced credit losses as the net unrealized losses reported in the table above are primarily due to higher interest rates since those securities were purchased. Additionally, the Company does not expect to experience a credit loss based on consideration of the relevant information (as discussed in Note 2), including for U.S. government and agency securities, the existence of an explicit and implicit guarantee provided by the U.S. government. The risk of credit loss on securities in an unrealized loss position is considered minimal because all of the Company’s agency securities as well as the Company’s asset-backed securities, CMBS and CLOs are highly rated and because the Company’s corporate bonds are all investment grade.

For AFS equity securities, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortized Cost, Fair Value and Annualized Average Yield of Investment Securities by Contractual Maturity Dates.

	At December 31, 2015
	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$6,209	$6,205	0.7%
After 1 year through 5 years	24,900	24,765	1.0%
After 5 years through 10 years	446	447	2.1%

Total	31,555	31,417

U.S. agency securities:
After 1 year through 5 years	2,986	2,984	0.6%
After 5 years through 10 years	1,652	1,650	1.9%
After 10 years	16,465	16,342	1.8%

Total	21,103	20,976

Total U.S. government and agency securities	52,658	52,393	1.2%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
Due within 1 year	49	50	0.7%
After 1 year through 5 years	570	567	0.9%
After 5 years through 10 years	213	209	1.5%
After 10 years	1,074	1,021	1.5%

Total	1,906	1,847

Non-agency:
After 10 years	2,220	2,198	1.9%

Total	2,220	2,198

Auto loan asset-backed securities:
Due within 1 year	64	64	0.9%
After 1 year through 5 years	2,302	2,294	1.2%
After 5 years through 10 years	190	189	1.7%

Total	2,556	2,547

Corporate bonds:
Due within 1 year	412	412	1.1%
After 1 year through 5 years	2,615	2,595	1.6%
After 5 years through 10 years	753	748	2.7%

Total	3,780	3,755

Collateralized loan obligations:
After 5 years through 10 years	502	495	1.5%

Total	502	495

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2015
	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
FFELP student loan asset-backed securities:
After 1 year through 5 years	$88	$88	0.6%
After 5 years through 10 years	776	759	0.9%
After 10 years	2,768	2,670	0.9%

Total	3,632	3,517

Total corporate and other debt	14,596	14,359	1.4%

Total AFS debt securities	67,254	66,752	1.3%

AFS equity securities	15	7	—%

Total AFS securities	67,269	66,759	1.3%

HTM securities:
U.S. government securities:
U.S. Treasury securities:
After 1 year through 5 years	1,001	998	1.0%

Total	1,001	998

U.S. agency securities:
After 10 years	4,223	4,190	2.3%

Total	4,223	4,190

Total HTM securities	5,224	5,188	2.1%

Total Investment securities	$72,493	$71,947	1.3%

See Note 13 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan ABS, CLO and FFELP student loan ABS.

Gross Realized Gains and Gross Realized (Losses) on Sales of AFS Securities.

	2015	2014	2013
	(dollars in millions)
Gross realized gains	$116	$41	$49
Gross realized (losses)	(32)	(1)	(4)

Total	$84	$40	$45

Gross realized gains and losses are recognized in Other revenues in the consolidated statements of income.

6.	Collateralized Transactions.

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company actively manages its secured financing in a manner that reduces the potential refinancing risk of secured financing for less liquid assets. The Company considers the quality of collateral when negotiating collateral eligibility with counterparties, as defined by its fundability criteria. The Company utilizes shorter-term secured financing for highly liquid assets and has established longer tenor limits for less liquid assets, for which funding may be at risk in the event of a market disruption.

Offsetting of Certain Collateralized Transactions.

	At December 31, 2015
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Consolidated Statements of Financial Condition(2)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$135,714	$(48,057)	$87,657	$(84,752)	$2,905
Securities borrowed	147,445	(5,029)	142,416	(134,250)	8,166

Liabilities
Securities sold under agreements to repurchase	$84,749	$(48,057)	$36,692	$(31,604)	$5,088
Securities loaned	24,387	(5,029)	19,358	(18,881)	477

	At December 31, 2014
	Gross Amounts(1)	Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Financial Instruments Not Offset in the Consolidated Statements of Financial Condition(2)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$148,234	$(64,946)	$83,288	$(79,343)	$3,945
Securities borrowed	145,556	(8,848)	136,708	(128,282)	8,426

Liabilities
Securities sold under agreements to repurchase	$134,895	$(64,946)	$69,949	$(56,454)	$13,495
Securities loaned	34,067	(8,848)	25,219	(24,252)	967

(1)

Amounts include $2.6 billion of Securities purchased under agreements to resell, $3.0 billion of Securities borrowed and $4.9 billion of Securities sold under agreements to repurchase at December 31, 2015 and $3.9 billion of Securities purchased under agreements to resell, $4.2 billion of Securities borrowed, $15.6 billion of Securities sold under agreements to repurchase and $0.7 billion of Securities loaned at December 31, 2014, which are either not subject to master netting agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)

Amounts relate to master netting agreements, that have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For information related to offsetting of derivatives, see Note 4.

Secured Financing Transactions—Maturities and Collateral Pledged.

Gross Secured Financing Balances by Remaining Contractual Maturity.

	At December 31, 2015
	Remaining Contractual Maturity
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
	(dollars in millions)
Securities sold under agreements to repurchase(1)	$20,410	$25,245	$13,221	$25,873	$84,749
Securities loaned(1)	12,247	478	2,156	9,506	24,387

Gross amount of secured financing included in the above offsetting disclosure	$32,657	$25,723	$15,377	$35,379	$109,136
Obligation to return securities received as collateral	19,316	—	—	—	19,316

Total	$51,973	$25,723	$15,377	$35,379	$128,452

Gross Secured Financing Balances by Class of Collateral Pledged.

At December 31, 2015
(dollars in millions)
Securities sold under agreements to repurchase(1)
U.S. government and agency securities	$36,609
State and municipal securities	173
Other sovereign government obligations	24,820
Asset-backed securities	441
Corporate and other debt	4,020
Corporate equities	18,473
Other	213

Total securities sold under agreements to repurchase	$84,749

Securities loaned(1)
Other sovereign government obligations	$7,336
Corporate and other debt	71
Corporate equities	16,972
Other	8

Total securities loaned	$24,387

Gross amount of secured financing included in the above offsetting disclosure	$109,136

Obligation to return securities received as collateral
Corporate equities	$19,313
Corporate and other debt	3

Total obligation to return securities received as collateral	$19,316

Total	$128,452

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts are presented on a gross basis, prior to netting in the consolidated statements of financial condition.

Trading Assets Pledged.

The Company pledges its trading assets to collateralize repurchase agreements and other secured financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the consolidated statements of financial condition. At December 31, 2015 and December 31, 2014, the carrying value of Trading assets by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral were $35.0 billion and $31.3 billion, respectively.

Collateral Received.

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which it is the lender. In instances where the Company is permitted to sell or repledge these securities, it reports the fair value of the collateral received and the related obligation to return the collateral in its consolidated statements of financial condition. At December 31, 2015 and December 31, 2014, the total fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $522.6 billion and $545.7 billion, respectively, and the fair value of the portion that had been sold or repledged was $398.1 billion and $403.4 billion, respectively.

Concentration Risk.

The Company is subject to concentration risk by holding large positions in certain types of securities, loans or commitments to purchase securities of a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, public and private issuers involving developing countries or issuers engaged in a particular industry. Trading assets owned by the Company include U.S. government and agency securities and securities issued by other sovereign governments (principally the United Kingdom (“U.K.”), Japan, Brazil and Hong Kong), which, in the aggregate, represented approximately 7% of the Company’s total assets at both December 31, 2015 and December 31, 2014. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented approximately 15% and 17% of the Company’s total assets at December 31, 2015 and December 31, 2014, respectively, consists of securities issued by the U.S. government, federal agencies or other sovereign government obligations. Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its private equity, principal investment and lending activities, often involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers. In addition, the Company may originate or purchase certain residential and commercial mortgage loans that could contain certain terms and features that may result in additional credit risk as compared with more traditional types of mortgages. Such terms and features may include loans made to borrowers subject to payment increases or loans with high loan-to-value ratios.

Other.

The Company also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the consolidated statements of financial condition. Under these agreements and transactions, the Company receives collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Company. The Company monitors

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required margin levels and established credit limits daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.

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

Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Company’s collateral policies significantly limits its credit exposure in the event of a customer default. The Company may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers. At December 31, 2015 and December 31, 2014, the amounts related to margin lending were approximately $25.3 billion and $29.0 billion, respectively.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, and certain equity-linked notes and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets (see Notes 11 and 13).

Cash and Securities Deposited with Clearing Organizations or Segregated.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Cash deposited with clearing organizations or segregated under federal and other regulations or requirements(1)	$31,469	$40,607
Securities(2)	14,390	14,630

Total	$45,859	$55,237

(1)

In 2015, the Company made amendments to certain arrangements by which it acts in the capacity of a clearing member to clear derivatives on behalf of customers. These amendments resulted in approximately $3.8 billion related to cash initial margin received from customers and remitted to clearing organizations or third-party custodian banks no longer qualifying for recognition in the consolidated statements of financial condition.

(2)

Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Securities purchased under agreements to resell and Trading assets in the consolidated statements of financial condition.

7.	Loans and Allowance for Credit Losses.

Loans.

The Company’s loan portfolio consists of the following:

•

Corporate.    Corporate loans primarily include commercial and industrial lending used for general corporate purposes, working capital and liquidity, event-driven loans and asset-backed lending products. Event-driven loans support client merger, acquisition, recapitalization, or project finance activities. Corporate loans are structured as revolving lines of credit, letter of credit facilities, term loans and bridge loans. Risk factors considered in determining the allowance for corporate loans include the borrower’s financial strength, seniority of the loan, collateral type, volatility of collateral value, debt cushion, covenants and counterparty type.

•

Consumer.    Consumer loans include unsecured loans and securities-based lending that allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities or refinancing margin debt. The majority of consumer loans are structured as revolving lines of credit and letter of credit facilities and are primarily offered through the Company’s Portfolio Loan Account (“PLA”) and Liquidity Access Line (“LAL”) programs. The allowance methodology for unsecured loans considers the specific attributes of the loan as well as the borrower’s source of repayment. The allowance methodology for securities-based lending considers the collateral type underlying the loan (e.g., diversified securities, concentrated securities or restricted stock).

•

Residential Real Estate.    Residential real estate loans mainly include non-conforming loans and home equity lines of credit. The allowance methodology for non-conforming residential mortgage loans considers several factors, including, but not limited to, loan-to-value ratio, FICO score, home price index and delinquency status. The methodology for home equity lines of credit considers credit limits and utilization rates in addition to the factors considered for non-conforming residential mortgages.

•

Wholesale Real Estate.    Wholesale real estate loans include owner-occupied loans and income-producing loans. The principal risk factors for determining the allowance for wholesale real estate loans are the underlying collateral type, loan-to-value ratio and debt service ratio.

Loans Held for Investment and Held for Sale.

	At December 31, 2015			At December 31, 2014
Loans by Product Type	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)
	(dollars in millions)
Corporate loans	$23,554	$11,924	$35,478	$19,659	$8,200	$27,859
Consumer loans	21,528	—	21,528	16,576	—	16,576
Residential real estate loans	20,863	104	20,967	15,735	114	15,849
Wholesale real estate loans	6,839	1,172	8,011	5,298	1,144	6,442

Total loans, gross of allowance for loan losses	72,784	13,200	85,984	57,268	9,458	66,726
Allowance for loan losses	(225)	—	(225)	(149)	—	(149)

Total loans, net of allowance for loan losses	$72,559	$13,200	$85,759	$57,119	$9,458	$66,577

(1)	Amounts include loans that are made to non-U.S. borrowers of $9,789 million and $7,017 million at December 31, 2015 and December 31, 2014, respectively.
(2)

Loans at fixed interest rates and floating or adjustable interest rates were $8,471 million and $77,288 million, respectively, at December 31, 2015 and $6,663 million and $59,914 million, respectively, at December 31, 2014.

See Note 3 for further information regarding Loans and lending commitments held at fair value.

Credit Quality.

The Credit Risk Management Department evaluates new obligors before credit transactions are initially approved and at least annually thereafter for corporate and wholesale real estate loans. For corporate loans, credit evaluations typically involve the evaluation of financial statements; assessment of leverage, liquidity, capital strength, asset composition and quality; market capitalization and access to capital markets; cash flow projections and debt service requirements; and the adequacy of collateral, if applicable. The Credit Risk Management Department also evaluates strategy, market position, industry dynamics, obligor’s management and other factors that could affect an obligor’s risk profile. For wholesale real estate loans, the credit evaluation is focused on property and transaction metrics, including property type, loan-to-value ratio, occupancy levels, debt service ratio, prevailing capitalization rates, and market dynamics. For residential real estate and consumer loans, the initial credit evaluation typically includes, but is not limited to, review of the obligor’s income, net worth, liquidity, collateral, loan-to-value ratio and credit bureau information. Subsequent credit monitoring for residential real estate loans is performed at the portfolio level. Consumer loan collateral values are monitored on an ongoing basis.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes the following credit quality indicators, which are consistent with U.S. banking regulators’ definitions of criticized exposures, in its credit monitoring process for loans held for investment:

•

Pass.    A credit exposure rated pass has a continued expectation of timely repayment, all obligations of the borrower are current, and the obligor complies with material terms and conditions of the lending agreement.

•

Special Mention.    Extensions of credit that have potential weakness that deserve management’s close attention and, if left uncorrected, may, at some future date, result in the deterioration of the repayment prospects or collateral position.

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

Loans considered as doubtful or loss are considered impaired. Substandard loans are regularly reviewed for impairment. When a loan is impaired, the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. For further information, see Note 2.

Credit Quality Indicators for Loans Held for Investment, Gross of Allowance for Loan Losses, by Product Type.

	At December 31, 2015
	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$22,040	$21,528	$20,828	$6,839	$71,235
Special mention	300	—	—	—	300
Substandard	1,202	—	35	—	1,237
Doubtful	12	—	—	—	12
Loss	—	—	—	—	—

Total loans	$23,554	$21,528	$20,863	$6,839	$72,784

	At December 31, 2014
	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$17,847	$16,576	$15,688	$5,298	$55,409
Special mention	1,683	—	—	—	1,683
Substandard	127	—	47	—	174
Doubtful	2	—	—	—	2
Loss	—	—	—	—	—

Total loans	$19,659	$16,576	$15,735	$5,298	$57,268

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired and Past Due Loans Held for Investment.

	At December 31, 2015			At December 31, 2014
Loans by Product Type	Corporate	Residential Real Estate	Total	Corporate	Residential Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$39	$—	$39	$—	$—	$—
Impaired loans without allowance(1)	89	17	106	2	17	19
Impaired loans unpaid principal balance	130	19	149	2	17	19
Past due 90 days loans and on nonaccrual	1	21	22	2	25	27

(1)

At December 31, 2015 and December 31, 2014, no allowance was outstanding for these loans as the present value of the expected future cash flows (or, alternatively, the observable market price of the loan or the fair value of the collateral held) equaled or exceeded the carrying value.

	At December 31, 2015				At December 31, 2014
Loans by Region	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total
	(dollars in millions)
Impaired loans	$108	$12	$25	$145	$19	$—	$—	$19
Past due 90 days loans and on nonaccrual	22	—	—	22	27	—	—	27
Allowance for loan losses	183	34	8	225	121	20	8	149

EMEA—Europe, Middle East and Africa.

Troubled Debt Restructurings.

At December 31, 2015, the impaired loans and lending commitments within held for investment include TDRs of $44.0 million and $34.8 million, respectively, within corporate loans. The Company recorded an allowance of $5.1 million against these TDRs. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants, and payment extensions. At December 31, 2014, TDRs were not significant.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Credit Losses on Lending Activities.

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for Loan Losses.
Balance at December 31, 2014	$118	$2	$8	$21	$149
Gross charge-offs	—	—	(1)	—	(1)
Gross recoveries	1	—	—	—	1

Net recoveries/(charge-offs)	1	—	(1)	—	—

Provision for loan losses	58	3	10	16	87
Other(1)	(11)	—	—	—	(11)

Balance at December 31, 2015	$166	$5	$17	$37	$225

Allowance for Loan Losses by Impairment Methodology.
Inherent	$156	$5	$17	$37	$215
Specific	10	—	—	—	10

Total allowance for loan losses at December 31, 2015	$166	$5	$17	$37	$225

Loans Evaluated by Impairment Methodology(2).
Inherent	$23,426	$21,528	$20,846	$6,839	$72,639
Specific	128	—	17	—	145

Total loans evaluated at December 31, 2015	$23,554	$21,528	$20,863	$6,839	$72,784

Allowance for Lending Commitments.
Balance at December 31, 2014	$147	$—	$—	$2	$149
Provision for lending commitments	33	1	—	2	36

Balance at December 31, 2015	$180	$1	$—	$4	$185

Allowance for Lending Commitments by Impairment Methodology.
Inherent	$173	$1	$—	$4	$178
Specific	7	—	—	—	7

Total allowance for lending commitments at December 31, 2015	$180	$1	$—	$4	$185

Lending Commitments Evaluated by Impairment Methodology(2).
Inherent	$63,873	$4,856	$312	$381	$69,422
Specific	126	—	—	—	126

Total lending commitments evaluated at December 31, 2015	$63,999	$4,856	$312	$381	$69,548

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for Loan Losses.
Balance at December 31, 2013	$137	$1	$4	$14	$156
Gross charge-offs	(3)	—	—	(3)	(6)
Gross recoveries	—	—	—	1	1

Net recoveries/(charge-offs)	(3)	—	—	(2)	(5)

Provision (release) for loan losses	(13)	1	4	9	1
Other(1)	(3)	—	—	—	(3)

Balance at December 31, 2014	$118	$2	$8	$21	$149

Allowance for Loan Losses by Impairment Methodology.
Inherent	$118	$2	$8	$21	$149
Specific	—	—	—	—	—

Total allowance for loan losses at December 31, 2014	$118	$2	$8	$21	$149

Loans Evaluated by Impairment Methodology(2).
Inherent	$19,657	$16,576	$15,718	$5,298	$57,249
Specific	2	—	17	—	19

Total loan evaluated at December 31, 2014	$19,659	$16,576	$15,735	$5,298	$57,268

Allowance for Lending Commitments.
Balance at December 31, 2013	$125	$—	$—	$2	$127
Provision for lending commitments	22	—	—	—	22

Balance at December 31, 2014	$147	$—	$—	$2	$149

Allowance for Lending Commitments by Impairment Methodology.
Inherent	$147	$—	$—	$2	$149
Specific	—	—	—	—	—

Total allowance for lending commitments at December 31, 2014	$147	$—	$—	$2	$149

Lending Commitments Evaluated by Impairment Methodology(2).
Inherent	$65,987	$3,484	$283	$367	$70,121
Specific	26	—	—	—	26

Total lending commitments evaluated at December 31, 2014	$66,013	$3,484	$283	$367	$70,147

(1)	Amount includes the impact related to the transfer to loans held for sale and foreign currency translation adjustments.
(2)	Loan balances are gross of the allowance for loan losses, and lending commitments are gross of the allowance for lending commitments.

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the consolidated statements of financial condition. These loans are full recourse, generally require periodic payments and have repayment terms ranging from 2 to 12 years. The Company establishes an allowance for loan amounts it does not consider

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverable, which is recorded in Compensation and benefits expense. At December 31, 2015, the Company had $4,923 million of employee loans, net of an allowance of approximately $108 million. At December 31, 2014, the Company had $5,130 million of employee loans, net of an allowance of approximately $116 million.

8.	Equity Method Investments.

Overview.

The Company has investments accounted for under the equity method of accounting (see Note 1) of $3,144 million and $3,332 million at December 31, 2015 and December 31, 2014, respectively, included in Other investments in the consolidated statements of financial condition. Income from equity method investments was $114 million, $156 million and $451 million for 2015, 2014 and 2013, respectively, and is included in Other revenues in the consolidated statements of income.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest (“40% interest”) and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). The Company accounts for its equity method investment in MUMSS within the Institutional Securities business segment. During 2015, 2014 and 2013, the Company recorded income from its 40% interest of $220 million, $224 million and $570 million, respectively, within Other revenues in the consolidated statements of income. At December 31, 2015 and December 31, 2014, the book value of this investment was $1,457 million and $1,415 million, respectively. The book value of this investee exceeds the Company’s share of net assets, reflecting equity method intangible assets and equity method goodwill. In addition to MUMSS, the Company held other equity method investments that were not individually significant.

In 2015 and 2014, MUMSS paid a dividend of approximately $424 million and $594 million, respectively, of which the Company received its proportionate share of approximately $170 million and $238 million.

Summarized Financial Data for MUMSS.

	At December 31,
	2015	2014
	(dollars in millions)
Total assets	$135,398	$111,053
Total liabilities	132,492	108,263
Noncontrolling interests	29	37

	2015	2014	2013
	(dollars in millions)
Net revenues	$2,961	$2,961	$3,305
Income from continuing operations before income taxes	845	908	1,325
Net income	589	595	1,459
Net income applicable to MUMSS	565	582	1,441

9.	Goodwill and Net Intangible Assets.

Goodwill.

The Company completed its annual goodwill impairment testing on July 1, 2015 and July 1, 2014. The Company’s impairment testing for each period did not indicate any goodwill impairment as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. However, adverse market or economic events could result in impairment charges in future periods.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Carrying Amount of Goodwill, Net of Accumulated Impairment Losses.

	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Goodwill at December 31, 2013(1)	$293	$5,533	$769	$6,595
Foreign currency translation adjustments and other	(14)	—	—	(14)
Goodwill acquired during the period	7	—	—	7

Goodwill at December 31, 2014(1)	$286	$5,533	$769	$6,588
Foreign currency translation adjustments and other	(15)	—	—	(15)
Goodwill acquired during the period	11	—	—	11

Goodwill at December 31, 2015(1)	$282	$5,533	$769	$6,584

(1)

The amount of the Company’s goodwill before accumulated impairments of $700 million, which included $673 million related to the Institutional Securities business segment and $27 million related to the Investment Management business segment, was $7,284 million and $7,288 million at December 31, 2015 and December 31, 2014, respectively.

Net Intangible Assets.

Changes in Carrying Amount of Net Intangible Assets.

	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Amortizable net intangible assets at December 31, 2013	$56	$3,182	$40	$3,278
Mortgage servicing rights	—	8	—	8

Net intangible assets at December 31, 2013	$56	$3,190	$40	$3,286

Amortizable net intangible assets at December 31, 2013	$56	$3,182	$40	$3,278
Disposal	(4)	—	—	(4)
Intangible assets acquired during the period	182	—	—	182
Amortization expense	(13)	(274)	(10)	(297)
Impairment losses(1)	—	(3)	(3)	(6)

Amortizable net intangible assets at December 31, 2014	221	2,905	27	3,153
Mortgage servicing rights	—	6	—	6

Net intangible assets at December 31, 2014	$221	$2,911	$27	$3,159

Amortizable net intangible assets at December 31, 2014	$221	$2,905	$27	$3,153
Intangible assets acquired during the period(2)	160	—	—	160
Amortization expense	(26)	(273)	(7)	(306)
Other	(28)	—	—	(28)

Amortizable net intangible assets at December 31, 2015	327	2,632	20	2,979
Mortgage servicing rights	—	5	—	5

Net intangible assets at December 31, 2015	$327	$2,637	$20	$2,984

(1)	Impairment losses are recorded within Other expenses in the consolidated statements of income.
(2)

Includes a $159 million net increase in Intangible assets related to a Commodities division transaction, which also resulted in a gain of $78 million recorded in Other revenues in the consolidated statements of income.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortizable Intangible Assets.

	At December 31, 2015		At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Trademarks	$1	$0	$7	$6
Tradename	280	31	280	21
Customer relationships	4,059	1,686	4,048	1,430
Management contracts	478	250	268	170
Other	291	163	374	197

Total amortizable intangible assets	$5,109	$2,130	$4,977	$1,824

Amortization expense associated with intangible assets is estimated to be approximately $294 million per year over the next five years.

10.	Deposits.

Deposits.

	At December 31, 2015(1)	At December 31, 2014(1)
	(dollars in millions)
Savings and demand deposits	$153,346	$132,159
Time deposits(2)	2,688	1,385

Total(3)	$156,034	$133,544

(1)

Total deposits subject to the FDIC insurance at December 31, 2015 and December 31, 2014 were $113 billion and $99 billion, respectively. Of the total time deposits subject to the FDIC insurance at December 31, 2015 and December 31, 2014, $14 million and $2 million, respectively, met or exceeded the FDIC insurance limit.

(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3).
(3)	The Company’s deposits were primarily held in the U.S.

Interest bearing deposits at December 31, 2015 included $153,338 million of savings deposits payable upon demand and $2,599 million of time deposits maturing in 2016, $59 million of time deposits maturing in 2017 and $9 million of time deposits maturing in 2018.

The vast majority of deposits in MSBNA and MSPBNA (collectively, “U.S. Bank Subsidiaries”) are sourced from the Company’s retail brokerage accounts. Concurrent with the acquisition of the remaining 35% stake in the purchase of the retail securities joint venture between the Company and Citigroup Inc. (“Citi”) (the “Wealth Management JV”) in 2013, the deposit sweep agreement between Citi and the Company was terminated. The transfer of deposits previously held by Citi to the Company’s depository institutions relating to the Company’s customer accounts was completed on June 30, 2015. During 2015, $8.7 billion of deposits were transferred by Citi to the Company’s depository institutions.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Borrowings and Other Secured Financings.

Short-Term Borrowings.

At December 31, 2015 and December 31, 2014, the Company had $2,173 million and $2,261 million, respectively, of Short-term borrowings, and the average balance was $2,187 million and $1,923 million, respectively. In 2015, the Company calculated its average balances based on daily amounts. In 2014, the Company calculated its average balances based upon weekly amounts, except where weekly balances were unavailable, month-end balances were used. These borrowings included bank loans, bank notes and structured notes with original maturities of 12 months or less. Certain structured short-term borrowings are carried at fair value under the fair value option (see Note 3).

Long-Term Borrowings.

Maturities and Terms of Long-Term Borrowings.

	Parent Company		Subsidiaries		At December 31, 2015(2)(3)	At December 31, 2014
	Fixed Rate	Variable Rate(1)	Fixed Rate	Variable Rate(1)
	(dollars in millions)
Due in 2015	$—	$—	$—	$—	$—	$20,740
Due in 2016	9,883	8,227	24	4,262	22,396	20,643
Due in 2017	14,550	6,611	13	1,092	22,266	24,000
Due in 2018	13,118	3,981	15	823	17,937	17,679
Due in 2019	11,219	6,740	47	562	18,568	17,571
Due in 2020	11,289	4,713	14	989	17,005	8,190
Thereafter	45,173	8,586	308	1,529	55,596	43,949

Total	$105,232	$38,858	$421	$9,257	$153,768	$152,772

Weighted average coupon at period-end(4)	4.5%	1.0%	6.1%	N/M	4.0%	4.2%

N/M—Not Meaningful.

(1)

Variable rate borrowings bear interest based on a variety of money market indices, including LIBOR and federal funds rates. Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.

(2)

Amounts include an increase of approximately $2.7 billion at December 31, 2015 to the carrying amount of certain of the long-term borrowings associated with fair value hedges. The increase to the carrying value associated with fair value hedges by year due was approximately $0.1 billion due in 2016, $0.5 billion due in 2017, $0.3 billion due in 2018, $0.5 billion due in 2019, $0.4 billion due in 2020 and $0.9 billion due thereafter.

(3)	Amounts include a decrease of approximately $0.5 billion at December 31, 2015 to the carrying amounts of certain of the long-term borrowings for which the fair value option was elected (see Note 3).
(4)

Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected. Virtually all of the variable rate notes issued by subsidiaries are carried at fair value so a weighted average coupon is not meaningful.

Components of Long-term Borrowings.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Senior debt	$140,494	$139,565
Subordinated debt	10,404	8,339
Junior subordinated debentures	2,870	4,868

Total	$153,768	$152,772

During 2015 and 2014, the Company issued notes with a principal amount of approximately $34.2 billion and $36.7 billion, respectively, and approximately $27.3 billion and $33.1 billion, respectively, in aggregate long-term borrowings matured or retired.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior debt securities often are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is equity-linked, credit-linked, commodity-linked or linked to some other index (e.g., the consumer price index). Senior debt also may be structured to be callable by the Company or extendible at the option of holders of the senior debt securities. Debt containing provisions that effectively allow the holders to put or extend the notes aggregated $2,902 million at December 31, 2015 and $2,175 million at December 31, 2014. In addition, in certain circumstances, certain purchasers may be entitled to cause the repurchase of the notes. The aggregated value of notes subject to these arrangements was $650 million at December 31, 2015 and $551 million at December 31, 2014. Subordinated debt and junior subordinated debentures generally are issued to meet the capital requirements of the Company or its regulated subsidiaries and primarily are U.S. dollar denominated.

During 2015, Morgan Stanley Capital Trusts VI and VII redeemed all of their issued and outstanding 6.60% Capital Securities, respectively, and the Company concurrently redeemed the related underlying junior subordinated debentures.

Senior Debt—Structured Borrowings.

The Company’s index-linked, equity-linked or credit-linked borrowings include various structured instruments whose payments and redemption values are linked to the performance of a specific index (e.g., Standard & Poor’s 500), a basket of stocks, a specific equity security, a credit exposure or basket of credit exposures. To minimize the exposure resulting from movements in the underlying index, equity, credit or other position, the Company has entered into various swap contracts and purchased options that effectively convert the borrowing costs into floating rates based upon LIBOR. The Company generally carries the entire structured borrowings at fair value. The swaps and purchased options used to economically hedge the embedded features are derivatives and also are carried at fair value. Changes in fair value related to the notes and economic hedges are reported in Trading revenues. See Note 3 for further information on structured borrowings.

Subordinated Debt and Junior Subordinated Debentures.

Included in the long-term borrowings are subordinated notes of $10,404 million having a contractual weighted average coupon of 4.45% at December 31, 2015 and $8,339 million having a contractual weighted average coupon of 4.57% at December 31, 2014. Junior subordinated debentures outstanding by the Company were $2,870 million at December 31, 2015 having a contractual weighted average coupon of 6.22% at December 31, 2015 and $4,868 million at December 31, 2014 having a contractual weighted average coupon of 6.37% at December 31, 2014. Maturities of the subordinated and junior subordinated notes range from 2022 to 2067, while maturities of certain junior subordinated debentures can be extended to 2052 at the Company’s option.

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

The Company’s use of swaps for asset and liability management affected its effective average borrowing rate.

Effective Average Borrowing Rate.

	2015	2014	2013

Weighted average coupon of long-term borrowings at period-end(1)	4.0%	4.2%	4.4%
Effective average borrowing rate for long-term borrowings after swaps at period-end(1)	2.1%	2.3%	2.2%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Included in the weighted average and effective average calculations are U.S. and non-U.S. dollar interest rates.

Other.

The Company, through several of its subsidiaries, maintains funded and unfunded committed credit facilities to support various businesses, including the collateralized commercial and residential mortgage whole loan, derivative contracts, warehouse lending, emerging market loan, structured product, corporate loan, investment banking and prime brokerage businesses.

Other Secured Financings.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, pledged commodities, certain equity-linked notes and other secured borrowings. See Note 13 for further information on other secured financings related to VIEs and securitization activities.

Other Secured Financings.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Secured financings with original maturities greater than one year	$7,629	$10,346
Secured financings with original maturities one year or less(1)	1,435	1,395
Failed sales(2)	400	344

Total	$9,464	$12,085

(1)

Amounts include approximately $1,401 million of variable rate financings and approximately $34 million in fixed rate financings at December 31, 2015 and approximately $1,299 million of variable rate financings and approximately $96 million in fixed rate financings at December 31, 2014.

(2)	For more information on failed sales, see Note 13.

Maturities and Terms of Secured Financings with Original Maturities Greater than One Year.

	At December 31, 2015			At December 31, 2014
	Fixed Rate	Variable Rate(1)	Total
	(dollars in millions)
Due in 2015	$—	$—	$—	$3,341
Due in 2016	—	2,333	2,333	4,705
Due in 2017	—	2,122	2,122	881
Due in 2018	—	1,553	1,553	786
Due in 2019	1	1,147	1,148	194
Due in 2020	58	84	142	56
Thereafter	84	247	331	383

Total	$143	$7,486	$7,629	$10,346

Weighted average coupon rate at period-end(2)	3.9%	1.2%	1.2%	0.8%

(1)	Variable rate borrowings bear interest based on a variety of indices, including LIBOR. Amounts include borrowings that are equity-linked, credit-linked, commodity-linked or linked to some other index.
(2)

Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes secured financings that are linked to non-interest indices and for which fair value option was elected.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities and Terms of Failed Sales.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Due in 2015	$—	$32
Due in 2016	69	90
Due in 2017	168	148
Due in 2018	1	14
Due in 2019	54	10
Due in 2020	104	—
Thereafter	4	50

Total	$400	$344

For more information on failed sales, see Note 13.

12. Commitments,	Guarantees and Contingencies.

Commitments.

The Company’s commitments are summarized below by years to maturity. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Commitments.

	Years to Maturity at December 31, 2015
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$172	$7	$—	$107	$286
Investment activities	544	78	36	398	1,056
Corporate lending commitments(1)	14,912	25,124	48,655	7,025	95,716
Consumer lending commitments	4,846	5	—	4	4,855
Residential real estate lending commitments	24	99	63	246	432
Wholesale real estate lending commitments	82	265	41	2	390
Forward-starting reverse repurchase agreements and securities borrowing agreements(2)(3)	33,485	—	—	—	33,485

Total	$54,065	$25,578	$48,795	$7,782	$136,220

(1)	Due to the nature of the Company’s obligations under the commitments, these amounts include certain commitments participated to third parties of $4.2 billion.
(2)

The Company enters into forward-starting reverse repurchase and securities borrowing agreements that primarily settle within three business days of the trade date, and of the total amount at December 31, 2015, $25.6 billion settled within three business days.

(3)

The Company also has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $2.2 billion.

Type of Commitments.

Letters of Credit and Other Financial Guarantees Obtained to Satisfy Collateral Requirements.    The Company has outstanding letters of credit and other financial guarantees issued by third-party banks to certain of the Company’s

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lending Commitments.    Lending commitments represent the notional amount of legally binding obligations to provide funding to clients for different types of loan transactions. For syndications led by the Company, the lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that the Company participates in and does not lead, lending commitments accepted by the borrower but not yet closed include only the amount that the Company expects it will be allocated from the lead, syndicate bank. Due to the nature of the Company’s obligations under the commitments, these amounts include certain commitments participated to third parties. See Note 7 for further information.

Forward-Starting Reverse Repurchase Agreements.    The Company has entered into forward-starting securities purchased under agreements to resell (agreements that have a trade date at or prior to December 31, 2015 and settle subsequent to period-end) that are primarily secured by collateral from U.S. government agency securities and other sovereign government obligations.

The Company sponsors several non-consolidated investment funds for third-party investors where it typically acts as general partner of, and investment advisor to, these funds and typically commits to invest a minority of the capital of such funds, with subscribing third-party investors contributing the majority. The Company’s employees, including its senior officers as well as the Company’s Directors, may participate on the same terms and conditions as other investors in certain of these funds that the Company forms primarily for client investment, except that the Company may waive or lower applicable fees and charges for its employees. The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investment funds.

Premises and Equipment.    The Company has non-cancelable operating leases covering premises and equipment (excluding commodity operating leases, shown separately). At December 31, 2015, future minimum rental commitments under such leases (net of subleases, principally on office rentals) were as follows:

Operating Premises Leases.

At December 31, 2015
(dollars in millions)
2016	$612
2017	642
2018	570
2019	485
2020	438
Thereafter	3,127

The total of minimum rental income to be received in the future under non-cancelable operating subleases at December 31, 2015 was $26 million.

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges. Total rent expense, net of sublease rental income, was $705 million, $715 million and $742 million for the years ended December 31, 2015, 2014 and 2013, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees.

Obligations Under Guarantee Arrangements at December 31, 2015.

	Maximum Potential Payout/Notional
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total	Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	(dollars in millions)
Credit derivative contracts(1)	$208,694	$298,030	$149,171	$33,624	$689,519	$785	$—
Other credit contracts	19	107	2	332	460	(24)	—
Non-credit derivative contracts(1)	1,103,014	760,769	321,557	567,755	2,753,095	61,401	—
Standby letters of credit and other financial guarantees issued(2)	822	1,361	1,174	5,870	9,227	(175)	7,633
Market value guarantees	11	166	224	29	430	(3)	6
Liquidity facilities	3,079	—	—	—	3,079	(5)	4,875
Whole loan sales guarantees	—	—	1	23,451	23,452	9	—
Securitization representations and warranties	—	—	—	65,000	65,000	98	—
General partner guarantees	25	41	87	467	620	29	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 4.
(2)	These amounts include certain issued standby letters of credit participated to third parties totaling $0.7 billion due to the nature of the Company’s obligations under these arrangements.

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

Types of Guarantees.

Derivative Contracts.    Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and credit default swaps (see Note 4 regarding credit derivatives in which the Company has sold credit protection to the counterparty). Although the Company’s derivative arrangements do not specifically identify whether the derivative counterparty retains the underlying asset, liability or equity security, the Company has disclosed information regarding all derivative contracts that could meet the accounting definition of a guarantee. The maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options, cannot be estimated, as increases in interest or foreign exchange rates in the future could possibly be unlimited. Therefore, in order to provide information regarding the maximum potential amount of future payments that the Company could be required to make under certain derivative contracts, the notional amount of the contracts has been disclosed. In certain situations, collateral may be held by the Company for those contracts that meet the definition of a guarantee. Generally, the Company sets collateral requirements by counterparty so that the collateral covers various transactions and products and is not allocated specifically to individual contracts. Also, the Company may recover amounts related to the underlying asset delivered to the Company under the derivative contract.

The Company records all derivative contracts at fair value. Aggregate market risk limits have been established, and market risk measures are routinely monitored against these limits. The Company also manages its exposure to these derivative

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Liquidity Facilities.    The Company has entered into liquidity facilities with special purpose entities (“SPEs”) and other counterparties, whereby the Company is required to make certain payments if losses or defaults occur. Primarily, the Company acts as liquidity provider to municipal bond securitization SPEs and for standalone municipal bonds in which the holders of beneficial interests issued by these SPEs or the holders of the individual bonds, respectively, have the right to tender their interests for purchase by the Company on specified dates at a specified price. The Company often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities as well as make-whole or recourse provisions with the trust sponsors. Primarily all of the underlying assets in the SPEs are investment grade. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives.

Whole Loan Sale Guarantees.    The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain whole loan sales. Under certain circumstances, the Company may be required to repurchase such assets or make other payments related to such assets if such representations and warranties are breached. The Company’s maximum potential payout related to such representations and warranties is equal to the current unpaid principal balance (“UPB”) of such loans. The Company has information on the current UPB only when it services the loans. The amount included in the above table for the maximum potential payout of $23.5 billion includes the current UPB where known of $4.5 billion and the UPB at the time of sale of $18.9 billion when the current UPB is not known. The UPB at the time of the sale of all loans covered by these representations and warranties was approximately $42.7 billion. The related liability primarily relates to sales of loans to the federal mortgage agencies.

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

Between 2004 and 2015, the Company sponsored approximately $148.0 billion of RMBS primarily containing U.S. residential loans that were outstanding at December 31, 2015. Of that amount, the Company made representations and warranties relating to approximately $47.0 billion of loans and agreed to be responsible for the representations and warranties made by third-party sellers, many of which are now insolvent, on approximately $21.0 billion of loans. At December 31, 2015, the Company had recorded $101 million in its consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these residential mortgages. At December 31, 2015, the current UPB for all the residential assets subject to such representations and warranties was approximately $13.5 billion, and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the cumulative losses associated with U.S. RMBS were approximately $14.7 billion. The Company did not make, or otherwise agree to be responsible for, the representations and warranties made by third-party sellers on approximately $79.9 billion of residential loans that it securitized during that time period.

The Company also made representations and warranties in connection with its role as an originator of certain commercial mortgage loans that it securitized in CMBS. Between 2004 and 2015, the Company originated approximately $67.6 billion and $7.2 billion of U.S. and non-U.S. commercial mortgage loans, respectively, that were placed into CMBS sponsored by the Company that were outstanding at December 31, 2015. At December 31, 2015, the Company had not accrued any amounts in the consolidated financial statements for payments owed as a result of breach of representations and warranties made in connection with these commercial mortgages. At December 31, 2015, the current UPB for all U.S. commercial mortgage loans subject to such representations and warranties was $35.0 billion. For the non-U.S. commercial mortgage loans, the amount included in the above table for the maximum potential payout includes the current UPB when known of $1.3 billion and the UPB at the time of sale when the current UPB is not known of $0.4 billion.

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

Merger and Acquisition Guarantees.    The Company may, from time to time, in its role as investment banking advisor be required to provide guarantees in connection with certain European merger and acquisition transactions. If required by the regulating authorities, the Company provides a guarantee that the acquirer in the merger and acquisition transaction has or will have sufficient funds to complete the transaction and would then be required to make the acquisition payments in the event the acquirer’s funds are insufficient at the completion date of the transaction. These arrangements generally cover the time frame from the transaction offer date to its closing date and, therefore, are generally short term in nature. The Company believes the likelihood of any payment by the Company under these arrangements is remote given the level of its due diligence associated with its role as investment banking advisor.

Other Guarantees and Indemnities.    In the normal course of business, the Company provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to trust preferred securities, indemnities, and exchange/clearinghouse member guarantees are described below:

•

Trust Preferred Securities.    The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending such proceeds to the Company in exchange for junior subordinated debentures. The Morgan Stanley Capital Trusts are SPEs, and only the Parent provides a guarantee for the trust preferred securities. The Company has directly guaranteed the repayment of the trust preferred securities to the holders in accordance with the terms thereof. See Note 11 for details on the Company’s junior subordinated debentures.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the ordinary course of business, the Company guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the Company’s subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the consolidated financial statements.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. The Company incurred legal expenses of $563 million in 2015, $3,364 million in 2014 and $1,941 million in 2013. The Company’s future legal expenses may fluctuate from period to period, given the current environment regarding government investigations and private litigation affecting global financial services firms, including the Company.

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

For certain legal proceedings and investigations, the Company cannot reasonably estimate such losses, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or governmental entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and by addressing novel or unsettled legal

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

questions relevant to the proceedings or investigations in question, before a loss or additional loss or range of loss or additional range of loss can be reasonably estimated for a proceeding or investigation.

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

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On August 7, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL against the Company. The matter is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had an original principal balance of approximately $303 million, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreement underlying the transaction, specific performance and unspecified damages and interest. On August 8, 2014, the court granted in part and denied in part the Company’s motion to dismiss. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $149 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On August 8, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Company styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. On August 16, 2013, the court granted in part and denied in part the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $527 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On September 28, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-13ARX against the Company styled Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The plaintiff filed an amended complaint on January 17, 2013, which asserts claims for breach of contract and

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $609 million, breached various representations and warranties. The amended complaint seeks, among other relief, declaratory judgment relief, specific performance and unspecified damages and interest. By order dated September 30, 2014, the court granted in part and denied in part the Company’s motion to dismiss the amended complaint. On July 13, 2015, the plaintiff perfected its appeal from the court’s September 30, 2014 decision. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $170 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On January 10, 2013, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-10SL and Mortgage Pass-Through Certificates, Series 2006-10SL against the Company styled Morgan Stanley Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $300 million, breached various representations and warranties. The complaint seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest. On August 8, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $197 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On July 8, 2013, U.S. Bank National Association, in its capacity as trustee, filed a complaint against the Company styled U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. and Greenpoint Mortgage Funding, Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest. On August 22, 2013, the Company filed a motion to dismiss the complaint, which was granted in part and denied in part on November 24, 2014. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $240 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 28, 2014, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1, filed a complaint against the Company styled Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC, pending in the United States District Court for the Southern District of New York. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $735 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified compensatory and/or rescissory damages, interest and costs. On April 3, 2015, the court granted in part and denied in part the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $292 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Company styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On October 20, 2015, the court granted in part and denied in part the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands from a certificate holder and a monoline insurer that the Company did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

13.	Variable Interest Entities and Securitization Activities.

Overview.

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

•	Guarantees issued and residual interests retained in connection with municipal bond securitizations.

•	Loans made to and investments in VIEs that hold debt, equity, real estate or other assets.

•	Derivatives entered into with VIEs.

•	Structuring of CLNs or other asset-repackaged notes designed to meet the investment objectives of clients.

•	Other structured transactions designed to provide tax-efficient yields to the Company or its clients.

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

Consolidated VIEs.

Except for consolidated VIEs included in other structured financings and managed real estate partnerships in the tables below, the Company accounts for the assets held by the entities primarily in Trading assets and the liabilities of the entities in Other secured financings in its consolidated statements of financial condition. For consolidated VIEs included in other structured financings, the Company accounts for the assets held by the entities primarily in Premises, equipment and software costs, and Other assets in its consolidated statements of financial condition. For consolidated VIEs included in managed real estate partnerships, the Company accounts for the assets held by the entities primarily in Trading assets in its consolidated statements of financial condition. Except for consolidated VIEs included in other structured financings, the assets and liabilities are measured at fair value, with changes in fair value reflected in earnings.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Institutional Securities business segment’s securitization and related activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 12).

Consolidated VIE Assets and Liabilities.

Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a non-recourse basis:

	At December 31, 2015		At December 31, 2014
	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
	(dollars in millions)
Mortgage- and asset-backed securitizations	$375	$234	$563	$337
Managed real estate partnerships(1)	38	1	288	4
Other structured financings	787	13	928	80
Credit-linked notes and Other	1,400	189	1,199	—

(1)

During 2015 and 2014, the Company deconsolidated approximately $191 million and $1.6 billion, respectively, in net assets previously attributable to nonredeemable noncontrolling interests that were primarily related to or associated with real estate funds sponsored by the Company.

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s assets recognized in its financial statements, net of losses absorbed by third-party holders of the VIE’s liabilities. At December 31, 2015 and December 31, 2014, managed real estate partnerships reflected nonredeemable noncontrolling interests in the consolidated financial statements of $37 million and $240 million, respectively. The Company also had additional maximum exposure to losses of approximately $72 million and $105 million at December 31, 2015 and December 31, 2014, respectively, primarily related to certain derivatives, commitments, guarantees and other forms of involvement.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-consolidated VIEs.

The tables below include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of its secondary market-making activities and securities held in its Investment securities portfolio (see Note 5):

	At December 31, 2015
	Mortgage- and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(1)	$126,872	$8,805	$4,654	$2,201	$20,775
Maximum exposure to loss:
Debt and equity interests(2)	$13,361	$1,259	$1	$1,129	$3,854
Derivative and other contracts	—	—	2,834	—	67
Commitments, guarantees and other	494	231	—	361	222

Total maximum exposure to loss	$13,855	$1,490	$2,835	$1,490	$4,143

Carrying value of exposure to loss—Assets:
Debt and equity interests(2)	$13,361	$1,259	$1	$685	$3,854
Derivative and other contracts	—	—	5	—	13

Total carrying value of exposure to loss—Assets	$13,361	$1,259	$6	$685	$3,867

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$15
Commitments, guarantees and other	—	—	—	3	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$3	$15

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2014
	Mortgage- and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)(3)	$174,548	$26,567	$3,449	$2,040	$19,237
Maximum exposure to loss:
Debt and equity interests(4)	$15,028	$3,062	$13	$1,158	$3,884
Derivative and other contracts	15	2	2,212	—	164
Commitments, guarantees and other	1,054	432	—	617	429

Total maximum exposure to loss	$16,097	$3,496	$2,225	$1,775	$4,477

Carrying value of exposure to loss—Assets:
Debt and equity interests(4)	$15,028	$3,062	$13	$741	$3,884
Derivative and other contracts	15	2	4	—	74

Total carrying value of exposure to loss—Assets	$15,043	$3,064	$17	$741	$3,958

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$57
Commitments, guarantees and other	—	—	—	5	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$5	$57

(1)

Mortgage- and asset-backed securitizations include VIE assets as follows: $13.8 billion of residential mortgages; $57.3 billion of commercial mortgages; $13.2 billion of U.S. agency collateralized mortgage obligations; and $42.5 billion of other consumer or commercial loans.

(2)

Mortgage- and asset-backed securitizations include VIE debt and equity interests as follows: $1.0 billion of residential mortgages; $2.9 billion of commercial mortgages; $2.8 billion of U.S. agency collateralized mortgage obligations; and $6.7 billion of other consumer or commercial loans.

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

The Company’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Company may utilize to hedge these risks associated with its variable interests. In addition, the Company’s maximum exposure to loss is not reduced by the amount of collateral held as part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional securities issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional securities totaled $12.9 billion and $14.0 billion at December 31, 2015 and December 31, 2014, respectively. These securities were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held as AFS securities in its Investment securities portfolio (see Note 5). At December 31, 2015 and December 31, 2014, these securities consisted of securities backed by residential mortgage loans, commercial mortgage loans or other consumer loans, such as credit card receivables,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

automobile loans and student loans, and CDOs or CLOs. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These securities generally are included in Trading assets—Corporate and other debt or AFS securities within its Investment securities portfolio and are measured at fair value (see Note 3). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the securities owned.

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

Securitization Activities.

In a securitization transaction, the Company transfers assets (generally commercial or residential mortgage loans or U.S. agency securities) to an SPE, sells to investors most of the beneficial interests, such as notes or certificates, issued by the SPE, and, in many cases, retains other beneficial interests. In many securitization transactions involving commercial mortgage loans, the Company transfers a portion of the assets to the SPE with unrelated parties transferring the remaining assets.

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

The Company enters into derivatives, generally interest rate swaps and interest rate caps, with a senior payment priority in many securitization transactions. The risks associated with these and similar derivatives with SPEs are essentially the same as similar derivatives with non-SPE counterparties and are managed as part of the Company’s overall exposure. See Note 4 for further information on derivative instruments and hedging activities.

Available for Sale Securities.

In the AFS securities within the Investment securities portfolio, the Company holds securities issued by VIEs not sponsored by the Company. These securities include government guaranteed securities issued in transactions sponsored by the federal mortgage agencies and the most senior securities issued by VIEs in which the securities are backed by student loans, automobile loans, commercial mortgage loans or CLOs (see Note 5).

Municipal Tender Option Bond Trusts.

In a municipal tender option bond transaction, the Company, generally on behalf of a client, transfers a municipal bond to a trust. The trust issues short-term securities that the Company, as the remarketing agent, sells to investors. The client retains a residual interest. The short-term securities are supported by a liquidity facility pursuant to which the investors may put their

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

short-term interests. In some programs, the Company provides this liquidity facility; in most programs, a third-party provider will provide such liquidity facility. The Company may purchase short-term securities in its role either as remarketing agent or as liquidity provider. The client can generally terminate the transaction at any time. The liquidity provider can generally terminate the transaction upon the occurrence of certain events. When the transaction is terminated, the municipal bond is generally sold or returned to the client. Any losses suffered by the liquidity provider upon the sale of the bond are the responsibility of the client. This obligation generally is collateralized. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives. The Company consolidates any municipal tender option bond trusts in which it holds the residual interest.

Credit Protection Purchased through CLNs.

In a CLN transaction, the Company transfers assets (generally high-quality securities or money market investments) to an SPE, enters into a derivative transaction in which the SPE writes protection on an unrelated reference asset or group of assets, through a credit default swap, a total return swap or similar instrument, and sells to investors the securities issued by the SPE. In some transactions, the Company may also enter into interest rate or currency swaps with the SPE. Upon the occurrence of a credit event related to the reference asset, the SPE will deliver collateral securities as payment to the Company. The Company is generally exposed to price changes on the collateral securities in the event of a credit event and subsequent sale. These transactions are designed to provide investors with exposure to certain credit risk on the reference asset. In some transactions, the assets and liabilities of the SPE are recognized in the Company’s consolidated statements of financial condition. In other transactions, the transfer of the collateral securities is accounted for as a sale of assets, and the SPE is not consolidated. The structure of the transaction determines the accounting treatment.

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

Equity-Linked Notes.

In an equity-linked note (“ELN”) transaction, the Company typically transfers to an SPE either (1) a note issued by the Company, the payments on which are linked to the performance of a specific equity security, equity index, or other index or

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These transactions are designed to provide investors with exposure to certain risks related to the specific equity security, equity index or other index. ELN transactions with SPEs were not consolidated at December 31, 2015 and at December 31, 2014.

Managed Real Estate Partnerships.

The Company sponsors funds that invest in real estate assets. Certain of these funds are classified as VIEs, primarily because the Company has provided financial support through lending facilities and other means. The Company also serves as the general partner for these funds and owns limited partnership interests in them. These funds were consolidated at December 31, 2015 and December 31, 2014.

Transfers of Assets with Continuing Involvement.

Transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment are shown below.

	At December 31, 2015
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$22,440	$72,760	$17,978	$12,235
Retained interests (fair value):
Investment grade	$—	$238	$649	$—
Non-investment grade	160	63	—	1,136

Total retained interests (fair value)	$160	$301	$649	$1,136

Interests purchased in the secondary market (fair value):
Investment grade	$—	$88	$99	$—
Non-investment grade	60	63	—	10

Total interests purchased in the secondary market (fair value)	$60	$151	$99	$10

Derivative assets (fair value)	$—	$343	$—	$151
Derivative liabilities (fair value)	—	—	—	449

	At December 31, 2014
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$26,549	$58,660	$20,826	$24,011
Retained interests (fair value):
Investment grade	$10	$117	$1,019	$57
Non-investment grade	98	120	—	1,264

Total retained interests (fair value)	$108	$237	$1,019	$1,321

Interests purchased in the secondary market (fair value):
Investment grade	$32	$129	$61	$423
Non-investment grade	32	72	—	59

Total interests purchased in the secondary market (fair value)	$64	$201	$61	$482

Derivative assets (fair value)	$—	$495	$—	$138
Derivative liabilities (fair value)	—	—	—	86

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts include CLO transactions managed by unrelated third parties.
(2)	Amounts include assets transferred by unrelated transferors.

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$886	$1	$887
Non-investment grade	—	17	1,342	1,359

Total retained interests (fair value)	$—	$903	$1,343	$2,246

Interests purchased in the secondary market (fair value):
Investment grade	$—	$187	$—	$187
Non-investment grade	—	112	21	133

Total interests purchased in the secondary market (fair value)	$—	$299	$21	$320

Derivative assets (fair value)	$—	$466	$28	$494
Derivative liabilities (fair value)	—	110	339	449

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$1,166	$37	$1,203
Non-investment grade	—	123	1,359	1,482

Total retained interests (fair value)	$—	$1,289	$1,396	$2,685

Interests purchased in the secondary market (fair value):
Investment grade	$—	$644	$1	$645
Non-investment grade	—	129	34	163

Total interests purchased in the secondary market (fair value)	$—	$773	$35	$808

Derivative assets (fair value)	$—	$559	$74	$633
Derivative liabilities (fair value)	—	82	4	86

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

Net gains on sale of assets in securitization transactions at the time of the sale were not material in 2015, 2014 and 2013.

Proceeds from New Securitization Transactions and Retained Interests in Securitization Transactions.

	2015	2014	2013
	(dollars in millions)
Proceeds received from new securitization transactions	$21,243	$20,553	$24,889
Proceeds from retained interests in securitization transactions	3,062	3,041	4,614

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 12).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from Sales to CLO Entities Sponsored by Non-Affiliates.

	2015	2014	2013
	(dollars in millions)
Proceeds from sale of corporate loans sold to those SPEs	$1,110	$2,388	$2,347

Net gains on sale of corporate loans to CLO transactions at the time of sale were not material in 2015, 2014 and 2013.

The Company also enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities, through which it retains the exposure to the securities. For transactions where the derivatives were outstanding at December 31, 2015, the carrying value of assets derecognized at the time of sale and the gross cash proceeds were $7.9 billion. In addition, the fair value at December 31, 2015 of the assets sold was $7.9 billion, while the fair value of derivative assets and derivative liabilities recognized in the consolidated statements of financial condition at December 31, 2015 was $97.0 million and $39.8 million, respectively (see Note 4).

Failed Sales.

For transfers that fail to meet the accounting criteria for a sale, the Company continues to recognize the assets in Trading assets at fair value, and the Company recognizes the associated liabilities in Other secured financings at fair value in the consolidated statements of financial condition (see Note 11).

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

Carrying Value of Assets and Liabilities Related to Failed Sales.

	At December 31, 2015		At December 31, 2014
	Carrying Value of:		Carrying Value of:
	Assets	Liabilities	Assets	Liabilities
(dollars in millions)
Failed sales	$400	$400	$352	$344

14.	Regulatory Requirements.

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

Calculation of Risk-Based Capital Ratios.

The Company is required to calculate and hold capital against credit, market and operational risk-weighted assets (“RWAs”). RWAs reflect both on- and off-balance sheet risk of the Company. Credit risk RWAs reflect capital charges attributable to the risk of loss arising from a borrower, counterparty or issuer failing to meet its financial obligations. Market risk RWAs

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflect capital charges attributable to the risk of loss resulting from adverse changes in market prices and other factors. Operational risk RWAs reflect capital charges attributable to the risk of loss resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud; theft; legal, regulatory and compliance risks; or damage to physical assets). The Company may incur operational risks across the full scope of its business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). In addition, given the evolving regulatory and litigation environment across the financial services industry and the fact that operational risk RWAs incorporate the impact of such related matters, operational risk RWAs may increase in future periods.

On February 21, 2014, the Federal Reserve and the OCC approved the Company’s and its U.S. Bank Subsidiaries’ respective use of the U.S. Basel III advanced internal ratings-based approach for determining credit risk capital requirements and advanced measurement approaches for determining operational risk capital requirements to calculate and publicly disclose their risk-based capital ratios beginning with the second quarter of 2014, subject to the “capital floor” discussed below (the “Advanced Approach”). As a U.S. Basel III Advanced Approach banking organization, the Company is required to compute risk-based capital ratios calculated using both (i) standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) an advanced internal ratings-based approach for calculating credit risk RWAs, an advanced measurement approach for calculating operational risk RWAs, and an advanced approach for calculating market risk RWAs under U.S. Basel III.

To implement a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, U.S. Basel III subjects Advanced Approach banking organizations that have been approved by their regulators to exit the parallel run, such as the Company, to a permanent “capital floor.” Beginning on January 1, 2015, as a result of the capital floor, the Company’s binding risk-based capital ratios for regulatory purposes are the lower of the capital ratios computed under the Advanced Approach or the Standardized Approach under U.S. Basel III. The U.S. Basel III Standardized Approach modifies certain U.S. Basel I-based methods for calculating RWAs and prescribes new standardized risk weights for certain types of assets and exposures. In 2014, the Company’s binding risk-based capital ratios for regulatory purposes were the lower of the capital ratios computed under the Advanced Approach under U.S. Basel III or U.S. banking regulators’ U.S. Basel I-based rules (“U.S. Basel I”) as supplemented by rules that implemented the Basel Committee’s market risk capital framework amendment, commonly referred to as “Basel 2.5”. The capital floor applies to the calculation of the minimum risk-based capital requirements, the capital conservation buffer, the countercyclical capital buffer (if deployed by banking regulators), and the global systemically important bank capital surcharge.

The methods for calculating each of the Company’s risk-based capital ratios will change through January 1, 2022 as aspects of U.S. Basel III are phased in. These ongoing methodological changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to its capital base, asset composition, off-balance sheet exposures or risk profile.

The Company’s Regulatory Capital and Capital Ratios.

At December 31, 2015, the Company’s risk-based capital ratios were lower under the Advanced Approach transitional rules; however, the risk-based capital ratios for its U.S. Bank Subsidiaries were lower under the Standardized Approach transitional rules.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Measures and Minimum Regulatory Capital Ratios.

	At December 31, 2015			At December 31, 2014
	Amount	Ratio	Minimum Regulatory Capital Ratio(1)	Amount	Ratio	Minimum Regulatory Capital Ratio(1)
	(dollars in millions)
Regulatory capital and capital ratios:
Common Equity Tier 1 capital	$59,409	15.5%	4.5%	$57,324	12.6%	4.0%
Tier 1 capital	66,722	17.4%	6.0%	64,182	14.1%	5.5%
Total capital	79,403	20.7%	8.0%	74,972	16.4%	8.0%
Tier 1 leverage(2)	—	8.3%	4.0%	—	7.9%	4.0%

Assets:
Total RWAs	$384,162	N/A	N/A	$456,008	N/A	N/A
Adjusted average assets(3)	803,574	N/A	N/A	810,524	N/A	N/A

N/A—Not Applicable.

(1)	Percentages represent minimum regulatory capital ratios under U.S. Basel III transitional rules.
(2)	Tier 1 leverage ratios are calculated under U.S. Basel III Standardized Approach transitional rules.
(3)

Beginning with the first quarter of 2015, in accordance with U.S. Basel III, adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

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

Regulatory Capital and Capital Ratios for the Company’s U.S. Bank Subsidiaries.

	Morgan Stanley Bank, N.A.
	At December 31, 2015			At December 31, 2014
	U.S. Basel III Transitional/ Standardized Approach		Required Capital Ratio(1)	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$13,333	15.1%	6.5%	$12,355	12.2%	6.5%
Tier 1 capital	13,333	15.1%	8.0%	12,355	12.2%	8.0%
Total capital	15,097	17.1%	10.0%	14,040	13.9%	10.0%
Tier 1 leverage	13,333	10.2%	5.0%	12,355	10.2%	5.0%

	Morgan Stanley Private Bank, National Association
	At December 31, 2015			At December 31, 2014
	U.S. Basel III Transitional/ Standardized Approach		Required Capital Ratio(1)	U.S. Basel III Transitional/ Basel I + Basel 2.5 Approach		Required Capital Ratio(1)
	Amount	Ratio		Amount	Ratio
	(dollars in millions)
Common Equity Tier 1 capital	$4,197	26.5%	6.5%	$2,468	20.3%	6.5%
Tier 1 capital	4,197	26.5%	8.0%	2,468	20.3%	8.0%
Total capital	4,225	26.7%	10.0%	2,480	20.4%	10.0%
Tier 1 leverage	4,197	10.5%	5.0%	2,468	9.4%	5.0%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain certain minimum capital ratios. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At December 31, 2015 and December 31, 2014, the Company’s U.S. Bank Subsidiaries maintained capital at levels sufficiently in excess of the universally mandated well-capitalized requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

MS&Co. and Other Broker-Dealers.

MS&Co. is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $10,254 million and $6,593 million at December 31, 2015 and December 31, 2014, respectively, which exceeded the amount required by $8,458 million and $4,928 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. In addition, MS&Co. is required to notify the SEC in the event that its tentative net capital is less than $5 billion. At December 31, 2015 and December 31, 2014, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB LLC is a registered broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $3,613 million and $4,620 million at December 31, 2015 and December 31, 2014, respectively, which exceeded the amount required by $3,459 million and $4,460 million, respectively.

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

The regulatory capital requirements referred to above, and certain covenants contained in various agreements governing indebtedness of the Company, may restrict the Company’s ability to withdraw capital from its subsidiaries. At December 31, 2015 and December 31, 2014, approximately $28.6 billion and $31.8 billion, respectively, of net assets of consolidated subsidiaries may be restricted as to the payment of cash dividends and advances to the parent company.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Total Equity

Morgan Stanley Shareholders’ Equity.

Common Stock.

Changes in Shares of Common Stock Outstanding.

	2015	2014
	(in millions)
Shares outstanding at beginning of period	1,951	1,945
Treasury stock purchases(1)	(78)	(46)
Other(2)	47	52

Shares outstanding at end of period	1,920	1,951

(1)	Treasury stock purchases include repurchases of common stock for employee tax withholding.
(2)	Other includes net shares issued to and forfeited from Employee stock trusts and issued for RSU conversions.

Dividends and Share Repurchases.    In March 2015, the Company received no objection from the Federal Reserve to its 2015 capital plan. The capital plan included a share repurchase of up to $3.1 billion of the Company’s outstanding common stock during the period that began April 1, 2015 through June 30, 2016. Additionally, the capital plan included an increase in the quarterly common stock dividend to $0.15 per share from $0.10 per share that began with the dividend declared on April 20, 2015. The cash dividends declared on the Company’s outstanding preferred stock were $452 million, $311 million and $271 million in 2015, 2014 and 2013, respectively. During 2015 and 2014, the Company repurchased approximately $2,125 million and $900 million, respectively, of its outstanding common stock as part of its share repurchase program.

Pursuant to the share repurchase program, the Company considers, among other things, business segment capital needs as well as stock-based compensation and benefit plan requirements. Share repurchases under the program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including the Company’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval.

Employee Stock Trusts.

The Company has established Employee stock trusts to provide common stock voting rights to certain employees who hold outstanding RSUs. The assets of the Employee stock trusts are consolidated with those of the Company, and the value of the stock held in the Employee stock trusts is classified in Morgan Stanley shareholders’ equity and generally accounted for in a manner similar to treasury stock.

Preferred Stock.

The Company is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock Outstanding.

	Shares Outstanding At December 31, 2015	Liquidation Preference per Share	Carrying Value
Series			At December 31, 2015	At December 31, 2014
	(shares in millions)		(dollars in millions)
A	44,000	$25,000	$1,100	$1,100
C(1)	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	—

Total			$7,520	$6,020

(1)

Series C is comprised of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 14).

Preferred Stock Issuance Description.

Series	Issuance Date	Preferred Stock Issuance Description	Redemption Price per Share(1)	Redeemable on or after Date	Dividend per Share(2)
A(3)	July 2006	44,000,000 Depositary Shares, each representing a 1/1,000th of a share of Floating Rate Non-Cumulative Preferred Stock, $0.01 par value	$25,000	July 15, 2011	$255.56

C(3)(4)	October 13, 2008	10% Perpetual Non-Cumulative Non-Voting Preferred Stock	1,100	October 15, 2011	25.00

E(5)	September 30, 2013	34,500,000 Depositary Shares, each representing a 1/1,000th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value	25,000	October 15, 2023	445.31

F(5)	December 10, 2013	34,000,000 Depositary Shares, each representing a 1/1,000th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value	25,000	January 15, 2024	429.69

G(5)	April 29, 2014	20,000,000 Depositary Shares, each representing a 1/1,000th interest in a share of perpetual 6.625% Non-Cumulative Preferred Stock, $0.01 par value	25,000	July 15, 2019	414.06

H(5)(6)	April 29, 2014	1,300,000 Depositary Shares, each representing a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value	25,000	July 15, 2019	681.25

I(5)	September 18, 2014	40,000,000 Depositary Shares, each representing a 1/1,000th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value	25,000	October 15, 2024	398.44

J(5)(7)	March 19, 2015	1,500,000 Depositary Shares, each representing a 1/25th interest in a share of perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, $0.01 par value	25,000	July 15, 2020	693.75

(1)	The redemption price per share for Series A, E, F, G and I is equivalent to $25.00 per Depositary Share. The redemption price per share for Series H and J is equivalent to $1,000 per Depositary Share.
(2)	Quarterly (unless noted otherwise) dividend declared in December 2015 that was paid on January 15, 2016 to preferred shareholders of record on December 31, 2015.
(3)	The preferred stock is redeemable at the Company’s option, in whole or in part, on or after the redemption date.
(4)

Dividends on the Series C preferred stock are payable, on a non-cumulative basis, as and if declared by the Company’s Board of Directors, in cash, at the rate of 10% per annum of the liquidation preference of $1,000 per share.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)

The preferred stock is redeemable at the Company’s option (i) in whole or in part, from time to time, on any dividend payment date on or after the redemption date or (ii) in whole but not in part at any time within 90 days following a regulatory capital treatment event (as described in the terms of that series).

(6)	Dividend on Series H preferred stock is payable semiannually until July 15, 2019 and quarterly thereafter.
(7)

Dividend on Series J preferred stock is payable semiannually until July 15, 2020 and quarterly thereafter. In addition to the redemption price per share, the redemption price includes any declared and unpaid dividends up to, but excluding, the date fixed for redemption, without accumulation of any undeclared dividends.

Accumulated Other Comprehensive Income (Loss).

Changes in AOCI by Component, Net of Noncontrolling Interests.

	Foreign Currency Translation Adjustments	Change in Net Unrealized Gains (Losses) on AFS Securities	Pensions, Postretirement and Other	Total
	(dollars in millions)
Balance at December 31, 2014	$(663)	$(73)	$(512)	$(1,248)

Other comprehensive income (loss) before reclassifications	(300)	(193)	132	(361)
Amounts reclassified from AOCI	—	(53)	6	(47)

Net other comprehensive income (loss) during the period	(300)	(246)	138	(408)

Balance at December 31, 2015	$(963)	$(319)	$(374)	$(1,656)

	Foreign Currency Translation Adjustments	Change in Net Unrealized Gains (Losses) on AFS Securities	Pensions, Postretirement and Other	Total
	(dollars in millions)
Balance at December 31, 2013	$(266)	$(282)	$(545)	$(1,093)

Other comprehensive income (loss) before reclassifications	(397)	233	24	(140)
Amounts reclassified from AOCI	—	(24)	9	(15)

Net other comprehensive income (loss) during the period	(397)	209	33	(155)

Balance at December 31, 2014	$(663)	$(73)	$(512)	$(1,248)

	Foreign Currency Translation Adjustments	Change in Net Unrealized Gains (Losses) on AFS Securities	Pensions, Postretirement and Other	Total
	(dollars in millions)
Balance at December 31, 2012	$(123)	$151	$(544)	$(516)

Other comprehensive income (loss) before reclassifications	(143)	(406)	(16)	(565)
Amounts reclassified from AOCI	—	(27)	15	(12)

Net other comprehensive income (loss) during the period	(143)	(433)	(1)	(577)

Balance at December 31, 2013	$(266)	$(282)	$(545)	$(1,093)

The Company had no significant reclassifications out of AOCI for 2015, 2014 and 2013.

Cumulative Foreign Currency Translation Adjustments.    Cumulative foreign currency translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Company uses foreign currency contracts to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency subsidiaries. Increases or decreases in the value of net foreign investments generally are tax deferred for U.S. purposes, but the related hedge gains and losses are

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxable currently. The Company may elect not to hedge its net investments in certain foreign operations due to market conditions or other reasons, including the availability of various currency contracts at acceptable costs. Information at December 31, 2015 and December 31, 2014 relating to the effects on cumulative foreign currency translation adjustments that resulted from the translation of foreign currency financial statements and from gains and losses from hedges of the Company’s net investments in non-U.S. dollar functional currency subsidiaries is summarized in the table below.

Effects on Cumulative Foreign Currency Translation Adjustments.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$8,170	$9,110

Cumulative foreign currency translation adjustments resulting from net investments in subsidiaries with a non-U.S. dollar functional currency	$(1,996)	$(1,262)
Cumulative foreign currency translation adjustments resulting from realized or unrealized losses on hedges, net of tax	1,033	599

Total cumulative foreign currency translation adjustments, net of tax	$(963)	$(663)

Nonredeemable Noncontrolling Interests.

Nonredeemable noncontrolling interests were $1,002 million and $1,204 million at December 31, 2015 and December 31, 2014, respectively. The reduction in nonredeemable noncontrolling interests was primarily due to the deconsolidation of certain legal entities associated with a real estate fund sponsored by the Company in the second quarter of 2015.

Wealth Management JV.

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

Subsequent to June 2013, no results were attributed to Citi since the Company owned 100% of the Wealth Management JV. Prior to June 2013, Citi’s results related to its 35% interest were reported in net income (loss) applicable to redeemable noncontrolling interests in the consolidated statements of income.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Earnings	per Common Share.

Calculation of Basic and Diluted EPS.

	2015	2014	2013
	(in millions, except for per share data)
Basic EPS:
Income from continuing operations	$6,295	$3,681	$3,656
Income (loss) from discontinued operations	(16)	(14)	(43)

Net income	6,279	3,667	3,613
Net income applicable to redeemable noncontrolling interests	—	—	222
Net income applicable to nonredeemable noncontrolling interests	152	200	459

Net income applicable to Morgan Stanley	6,127	3,467	2,932
Less: Preferred dividends	(452)	(311)	(120)
Less: Wealth Management JV redemption value adjustment	—	—	(151)
Less: Allocation of (earnings) loss to participating RSUs(1)	(4)	(4)	(6)

Earnings applicable to Morgan Stanley common shareholders	$5,671	$3,152	$2,655

Weighted average common shares outstanding	1,909	1,924	1,906

Earnings per basic common share:
Income from continuing operations	$2.98	$1.65	$1.42
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.03)

Earnings per basic common share	$2.97	$1.64	$1.39

Diluted EPS:
Earnings applicable to Morgan Stanley common shareholders	$5,671	$3,152	$2,655
Weighted average common shares outstanding	1,909	1,924	1,906
Effect of dilutive securities:
Stock options and RSUs(1)	44	47	51

Weighted average common shares outstanding and common stock equivalents	1,953	1,971	1,957

Earnings per diluted common share:
Income from continuing operations	$2.91	$1.61	$1.38
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.02)

Earnings per diluted common share	$2.90	$1.60	$1.36

(1)

RSUs that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

Antidilutive Securities.

Securities that were considered antidilutive were excluded from the computation of diluted EPS.

Outstanding Antidilutive Securities at Period-End.

	2015	2014	2013
	(shares in millions)
Stock options	11	13	33
RSUs and performance-based stock units	1	2	3

Total	12	15	36

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Interest Income and Interest Expense.

Interest Income and Interest Expense.

	2015	2014	2013
	(dollars in millions)
Interest income(1):
Trading assets(2)	$2,262	$2,109	$2,292
Investment securities	876	613	447
Loans	2,163	1,690	1,121
Interest bearing deposits with banks	108	109	129
Securities purchased under agreements to resell and Securities borrowed(3)	(560)	(298)	(20)
Customer receivables and Other(4)	986	1,190	1,240

Total interest income	$5,835	$5,413	$5,209

Interest expense(1):
Deposits	$78	$106	$159
Short-term borrowings	16	4	20
Long-term borrowings	3,481	3,609	3,758
Securities sold under agreements to repurchase and Securities loaned(5)	1,024	1,216	1,469
Customer payables and Other(6)	(1,857)	(1,257)	(975)

Total interest expense	$2,742	$3,678	$4,431

Net interest	$3,093	$1,735	$778

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

The Company maintains various deferred compensation plans for the benefit of certain current and former employees. The two principal forms of deferred compensation are granted under several stock-based compensation and cash-based compensation plans.

Stock-Based Compensation Plans.

Stock-Based Compensation Expense.

The components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	2015	2014	2013
	(dollars in millions)
Restricted stock units(1)	$1,080	$1,212	$1,140
Stock options	(3)	5	15
Performance-based stock units	26	45	29

Total	$1,103	$1,262	$1,184

(1)

Amounts for 2015, 2014 and 2013 include $68 million, $31 million and $25 million, respectively, related to stock-based awards that were granted in 2016, 2015 and 2014, respectively, to employees who satisfied retirement-eligible requirements under award terms that do not contain a service period.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax benefit related to stock-based compensation expense was $369 million, $404 million and $371 million for 2015, 2014 and 2013, respectively.

At December 31, 2015, the Company had $720 million of unrecognized compensation cost related to unvested stock-based awards. Absent estimated or actual forfeitures or cancellations, this amount of unrecognized compensation cost will be recognized as $448 million in 2016, $228 million in 2017 and $44 million thereafter. These amounts do not include 2015 performance year awards granted in January 2016, which will begin to be amortized in 2016 (see “2015 Performance Year Deferred Compensation Awards” herein).

In connection with awards under its stock-based compensation plans, the Company is authorized to issue shares of its common stock held in treasury or newly issued shares. At December 31, 2015, approximately 96 million shares were available for future grants under these plans.

The Company generally uses treasury shares, if available, to deliver shares to employees and has an ongoing repurchase authorization that includes repurchases in connection with awards granted under its stock-based compensation plans. Share repurchases by the Company are subject to regulatory approval. See Note 15 for additional information on the Company’s share repurchase program.

Restricted Stock Units.

RSUs are generally subject to vesting over time, generally one to three years from the date of grant, contingent upon continued employment and to restrictions on sale, transfer or assignment until conversion to common stock. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period, and after the relevant vesting period in certain situations. Recipients of RSUs may have voting rights, at the Company’s discretion, and generally receive dividend equivalents.

Vested and Unvested RSU Activity.

	2015
	Number of Shares	Weighted Average Grant Date Fair Value
	(shares in millions)
RSUs at beginning of period	121	$25.52
Granted	34	34.76
Conversions to common stock	(47)	23.57
Canceled	(3)	28.72

RSUs at end of period(1)	105	29.26

(1)	At December 31, 2015, approximately 98 million RSUs with a weighted average grant date fair value of $29.17 were vested or expected to vest.

The weighted average grant date fair value for RSUs granted during 2014 and 2013 was $32.58 and $22.72, respectively. At December 31, 2015, the weighted average remaining term until delivery for the Company’s outstanding RSUs was approximately 1.1 years.

At December 31, 2015, the intrinsic value of RSUs vested or expected to vest was $3,144 million.

The total intrinsic value of RSUs converted to common stock during 2015, 2014 and 2013 was $1,646 million, $1,461 million and $939 million, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unvested RSU Activity.

	2015
	Number of Shares	Weighted Average Grant Date Fair Value
	(shares in millions)
Unvested RSUs at beginning of period	87	$26.44
Granted	34	34.76
Vested	(48)	27.06
Canceled	(3)	28.72

Unvested RSUs at end of period(1)	70	29.91

(1)

Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements. At December 31, 2015, approximately 63 million unvested RSUs with a weighted average grant date fair value of $29.84 were expected to vest.

The aggregate fair value of awards that vested during 2015, 2014 and 2013 was $1,693 million, $1,517 million and $842 million, respectively.

Stock Options.

Stock options generally have an exercise price not less than the fair value of the Company’s common stock on the date of grant, vest and become exercisable over a three-year period and expire five to 10 years from the date of grant, subject to accelerated expiration upon certain terminations of employment. Stock options have vesting, restriction and cancellation provisions that are generally similar to those of RSUs. The weighted average fair value of the Company’s stock options granted during 2013 was $5.41, utilizing the following weighted average assumptions.

Weighted Average Assumptions.

Grant Year	Risk-Free Interest Rate	Expected Life	Expected Stock Price Volatility	Expected Dividend Yield
2013	0.6%	3.9 years	32.0%	0.9%

No stock options were granted during 2015 or 2014.

The Company’s expected option life has been determined based upon historical experience. The expected stock price volatility assumption was determined using the implied volatility of exchange-traded options, in accordance with accounting guidance for share-based payments. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues.

Stock Option Activity.

	2015
	Number of Options	Weighted Average Exercise Price
	(options in millions)
Options outstanding at beginning of period	19	$51.30
Expired	(2)	45.32

Options outstanding at end of period(1)	17	52.26

Options exercisable at end of period	15	55.02

(1)	At December 31, 2015, approximately 16 million options with a weighted average exercise price of $52.43 were vested.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of stock options exercised in 2015 and 2014 was $2 million per year, with a weighted average exercise price of $30.01 and $24.68 for 2015 and 2014, respectively. No stock options were exercised during 2013. At December 31, 2015, the intrinsic value of in the money exercisable stock options was $28 million.

Stock Options Outstanding and Exercisable.

	At December 31, 2015
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price	Average Remaining Life (Years)
	(options in millions)
$22.00 – $39.99	6	$26.85	2.0	4	$28.13	2.0
$50.00 – $59.99	1	52.43	0.3	1	52.43	0.3
$60.00 – $76.99	10	66.75	0.9	10	66.75	0.9

Total	17			15

Performance-Based Stock Units.

PSUs will vest and convert to shares of common stock at the end of the performance period only if the Company satisfies predetermined performance and market-based conditions over the three-year performance period that began on January 1 of the grant year and ends three years later on December 31. Under the terms of the award, the number of PSUs that will actually vest and convert to shares will be based on the extent to which the Company achieves the specified performance goals during the performance period. PSUs have vesting, restriction and cancellation provisions that are generally similar to those of RSUs.

One-half of the award will be earned based on the Company’s average return on equity, excluding the impact of the fluctuation in its credit spreads and other credit factors for certain of its long-term and short-term borrowings, primarily structured notes, that are accounted for at fair value, certain gains or losses associated with the sale of specified businesses, specified goodwill impairments, certain gains or losses associated with specified legal settlements related to business activities conducted prior to January 1, 2011 and specified cumulative catch-up adjustments resulting from changes in an existing, or application of a new, accounting principle that is not applied on a fully retrospective basis (“MS Average ROE”). The number of PSUs ultimately earned for this portion of the awards will be determined by applying a multiplier within the following ranges:

	Minimum		Maximum
Grant Year	MS Average ROE	Multiplier	MS Average ROE	Multiplier
2015	Less than 5%	0.0	11.5% or more	1.5
2014	Less than 5%	0.0	11.5% or more	1.5
2013	Less than 5%	0.0	13% or more	2.0

On the date of award, the fair value per share of this portion was $34.58, $32.81 and $22.85 for 2015, 2014 and 2013, respectively.

One-half of the award will be earned based on the Company’s total shareholder return, relative to the total shareholder return of the S&P 500 Financial Sectors Index (“Relative TSR”). The number of PSUs ultimately earned for this portion of the award will be determined by applying a multiplier within the following ranges:

	Minimum		Maximum
Grant Year	Relative TSR	Multiplier	Relative TSR	Multiplier
2015	Less than -50%	0.0	25% or more	1.5
2014	Less than -50%	0.0	25% or more	1.5
2013	Less than -50%	0.0	50% or more	2.0

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On the date of award, the fair value per share of this portion was $38.07, $37.72 and $34.65 for 2015, 2014 and 2013, respectively, estimated using a Monte Carlo simulation and the following assumptions:

Grant Year	Risk-Free Interest Rate	Expected Stock Price Volatility	Expected Dividend Yield
2015	0.9%	29.6%	0.0%
2014	0.8%	44.2%	0.0%
2013	0.4%	45.4%	0.0%

The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on historical dividend payments. A correlation coefficient was developed based on historical price data of the Company and the S&P 500 Financial Sectors Index.

PSU Activity.

2015
Number of Shares
(in millions)
PSUs at beginning of period	4
Awarded	2
Conversions to common stock	(2)

PSUs at end of period	4

Deferred Cash-Based Compensation Plans.

Deferred cash-based compensation plans generally provide a return to the plan participants based upon the performance of various referenced investments. The Company often invests directly, as a principal, in investments or other financial instruments to economically hedge its obligations under its deferred cash-based compensation plans. Changes in value of such investments made by the Company are recorded in Trading revenues and Investments revenues.

Deferred Compensation Expense.

The components of the Company’s deferred compensation expense (net of cancellations) are presented below:

	2015	2014	2013
	(dollars in millions)
Deferred cash-based awards(1)	$660	$1,757	$1,490
Return on referenced investments	112	408	772

Total	$772	$2,165	$2,262

(1)

Amounts for 2015, 2014 and 2013 include $144 million, $92 million and $78 million, respectively, related to deferred cash-based awards that were granted in 2016, 2015 and 2014, respectively, to employees who satisfied retirement-eligible requirements under award terms that do not contain a service period.

At December 31, 2015, the Company had approximately $541 million of unrecognized compensation cost related to unvested deferred cash-based awards (excluding unrecognized expense for returns on referenced investments). Absent actual cancellations and any future return on referenced investments, this amount of unrecognized compensation cost will be recognized as $291 million in 2016, $103 million in 2017 and $147 million thereafter. These amounts do not include 2015 performance year awards granted in January 2016, which will begin to be amortized in 2016 (see below).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2015 Performance Year Deferred Compensation Awards.

In January 2016, the Company granted approximately $0.8 billion of stock-based awards and $1.0 billion of deferred cash-based awards related to the 2015 performance year that contain a future service requirement. Absent estimated or actual forfeitures or cancellations or accelerations, and any future return on referenced investments, the annual compensation cost for these awards will be recognized as follows:

Annual Compensation Cost for 2015 Performance Year Awards.

	2016	2017	Thereafter	Total
	(dollars in millions)
Stock-based awards	$453	$198	$162	$813
Deferred cash-based awards	545	298	128	971

Total	$998	$496	$290	$1,784

19.	Employee Benefit Plans.

The Company sponsors various retirement plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees.

Pension and Other Postretirement Plans.

Substantially all of the U.S. employees of the Company and its U.S. affiliates who were hired before July 1, 2007 are covered by the U.S. pension plan, a non-contributory, defined benefit pension plan that is qualified under Section 401(a) of the Internal Revenue Code (the “U.S. Qualified Plan”). The U.S. Qualified Plan has ceased future benefit accruals.

Unfunded supplementary plans (the “Supplemental Plans”) cover certain executives. Liabilities for benefits payable under the Supplemental Plans are accrued by the Company and are funded when paid to the participant and beneficiaries. The Morgan Stanley Supplemental Executive Retirement and Excess Plan (the “SEREP”), a non-contributory defined benefit plan that is not qualified under Section 401(a) of the Internal Revenue Code, ceased future benefit accruals after September 30, 2014. Any benefits earned by participants under the SEREP prior to October 1, 2014 will be payable in the future based on the SEREP’s provisions. The amendment did not have a material impact on the consolidated financial statements.

Certain of the Company’s non-U.S. subsidiaries also have defined benefit pension plans covering substantially all of their employees.

The Company’s pension plans generally provide pension benefits that are based on each employee’s years of credited service and on compensation levels specified in the plans.

The Company has an unfunded postretirement benefit plan that provides medical and life insurance for eligible U.S. retirees and medical insurance for their dependents. The Morgan Stanley Medical Plan was amended to change the health care plans offered after December 31, 2014 for retirees who are Medicare-eligible and age 65 or older. The amendment did not have a material impact on the consolidated financial statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the Net Periodic Benefit Expense (Income).

	Pension Plans			Other Postretirement Plans
	2015	2014	2013	2015	2014	2013
	(dollars in millions)
Service cost, benefits earned during the period	$19	$20	$23	$1	$2	$4
Interest cost on projected benefit obligation	152	154	151	3	5	7
Expected return on plan assets	(120)	(110)	(114)	—	—	—
Net amortization of prior service credit	(1)	—	—	(18)	(14)	(13)
Net amortization of actuarial loss	26	22	36	—	—	3
Curtailment loss	—	3	—	—	—	—
Settlement loss	2	2	1	—	—	—

Net periodic benefit expense (income)	$78	$91	$97	$(14)	$(7)	$1

Pre-Tax Amounts Recognized in Other Comprehensive Loss (Income).

	Pension Plans			Other Postretirement Plans
	2015	2014	2013	2015	2014	2013
	(dollars in millions)
Net loss (gain)	$(212)	$18	$87	$3	$9	$(52)
Prior service cost (credit)	(1)	2	3	9	(64)	—
Amortization of prior service credit	1	—	—	18	14	13
Amortization of net loss	(28)	(27)	(37)	—	—	(3)

Total recognized in other comprehensive loss (income)	$(240)	$(7)	$53	$30	$(41)	$(42)

The Company generally amortizes unrecognized net gains and losses into net periodic benefit expense to the extent that the gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The amortization of the unrecognized net gains and losses is generally over the future service of active participants. The U.S. Qualified Plan and, effective October 1, 2014, the SEREP amortize the unrecognized net gains and losses over the average life expectancy of participants.

Weighted Average Assumptions Used to Determine Net Periodic Benefit Expense.

	Pension Plans			Other Postretirement Plans
	2015	2014	2013	2015	2014	2013
Discount rate(1)	3.86%	4.74%	3.95%	3.77%	3.77%	3.88%
Expected long-term rate of return on plan assets	3.59%	3.75%	3.73%	N/A	N/A	N/A
Rate of future compensation increases	2.85%	1.06%	0.98%	N/A	N/A	N/A

N/A—Not Applicable.

(1)	The Other postretirement plans’ discount rate for 2015 changed to 3.77% from 3.69% effective April 30, 2015 with the amendment and remeasurement of the Morgan Stanley Medical Plan.

The accounting for pension and postretirement plans involves certain assumptions and estimates. The expected long-term rate of return on plan assets is a long-term assumption that generally is expected to remain the same from one year to the next unless there is a significant change in the target asset allocation, the fees and expenses paid by the plan or market conditions. The expected long-term rate of return for the U.S. Qualified Plan was estimated by computing a weighted average of the underlying long-term expected returns based on the investment managers’ target allocations. The U.S. Qualified Plan is primarily invested in fixed income securities and related derivative instruments, including interest rate swap contracts. This asset allocation is expected to help protect the plan’s funded status and limit volatility of the Company’s contributions. Total

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Qualified Plan investment portfolio performance is assessed by comparing actual investment performance to changes in the estimated present value of the U.S. Qualified Plan’s benefit obligation.

Benefit Obligations and Funded Status.

Reconciliation of the Changes in the Benefit Obligation and Fair Value of Plan Assets.

	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
	(dollars in millions)
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$4,007	$3,330	$75	$128
Service cost	19	20	1	2
Interest cost	152	154	3	5
Actuarial loss (gain)(1)	(267)	555	4	5
Plan amendments	(1)	2	9	(64)
Plan curtailments	(9)	(1)	—	—
Plan settlements	(29)	(8)	—	—
Change in mortality assumptions(2)	(46)	203	(1)	4
Benefits paid	(194)	(213)	(4)	(5)
Other, including foreign currency exchange rate changes	(28)	(35)	—	—

Benefit obligation at end of year	$3,604	$4,007	$87	$75

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$3,705	$2,867	$—	$—
Actual return on plan assets	9	850	—	—
Employer contributions(3)	31	244	4	5
Benefits paid	(194)	(213)	(4)	(5)
Plan settlements	(29)	(8)	—	—
Other, including foreign currency exchange rate changes	(25)	(35)	—	—

Fair value of plan assets at end of year	$3,497	$3,705	$—	$—

Funded (unfunded) status	$(107)	$(302)	$(87)	$(75)

(1)	Amounts primarily reflect impact of year-over-year discount rate fluctuations.
(2)	Amounts represent adoption of new mortality tables published by the Society of Actuaries.
(3)	In December 2014, an elective $200 million contribution was made to the U.S. Qualified Plan primarily to offset the increase in liability due to the plan’s adoption of new mortality tables.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Funded Status.

	Pension Plans		Other Postretirement Plans
	At December 31, 2015	At December 31, 2014	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Amounts recognized in the consolidated statements of financial condition consist of:
Assets	$382	$224	$—	$—
Liabilities	(489)	(526)	(87)	(75)

Net amount recognized	$(107)	$(302)	$(87)	$(75)

Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost (credit)	$(1)	$(1)	$(34)	$(61)
Net loss (gain)	626	866	(2)	(5)

Net loss (gain) recognized	$625	$865	$(36)	$(66)

The estimated prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit expense over 2016 is approximately $1 million for defined benefit pension plans and $17 million for other postretirement plans. The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit expense over 2016 is approximately $12 million for defined benefit pension plans.

The accumulated benefit obligation for all defined benefit pension plans was $3,592 million and $3,988 million at December 31, 2015 and December 31, 2014, respectively.

Pension Plans with Projected Benefit Obligations in Excess of the Fair Value of Plan Assets.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Projected benefit obligation	$543	$626
Fair value of plan assets	54	100

Pension Plans with Accumulated Benefit Obligations in Excess of the Fair Value of Plan Assets.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Accumulated benefit obligation	$531	$588
Fair value of plan assets	54	82

Weighted Average Assumptions Used to Determine Benefit Obligations.

	Pension Plans		Other Postretirement Plans
	At December 31, 2015	At December 31, 2014	At December 31, 2015	At December 31, 2014
Discount rate	4.27%	3.86%	4.13%	3.69%
Rate of future compensation increase	3.19%	2.85%	N/A	N/A

N/A—Not Applicable.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rates used to determine the benefit obligations for the U.S. pension and the U.S. postretirement plans were selected by the Company, in consultation with its independent actuaries, using a pension discount yield curve based on the characteristics of the plans, each determined independently. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad-based Aa rated corporate bond universe of high-quality fixed income investments. For all non-U.S. pension plans, the Company set the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices.

Assumed Health Care Cost Trend Rates Used to Determine the U.S. Postretirement Benefit Obligations.

	At December 31, 2015	At December 31, 2014
Health care cost trend rate assumed for next year:
Medical	6.25%	6.88-7.23%
Prescription	11.00%	7.87%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2038	2029

Assumed health care cost trend rates can have a significant effect on the amounts reported for the Company’s postretirement benefit plan.

Effect of Changes in Assumed Health Care Cost Trend Rates.

	One-Percentage Point Increase	One-Percentage Point (Decrease)
	(dollars in millions)
Total 2015 postretirement service and interest cost	N/M	N/M
December 31, 2015 postretirement benefit obligation	$3	$(3)

N/M—Not Meaningful.

No impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has been reflected in the consolidated statements of income as Medicare prescription drug coverage was deemed to have no material effect on the Company’s postretirement benefit plan.

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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Plan assets are measured at fair value using valuation techniques that are consistent with the valuation techniques applied to the Company’s major categories of assets and liabilities as described in Note 3. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. If a quoted market price is available, the fair value is the product of the number of trading units multiplied by the market price. If a quoted market price is not available, the estimate of fair value is based on the valuation approaches that maximize use of observable inputs and minimize use of unobservable inputs.

The fair value of OTC derivative contracts is derived primarily using pricing models, which may require multiple market input parameters. Derivative contracts are presented on a gross basis prior to cash collateral or counterparty netting. Derivatives consist of investments in interest rate swap contracts and are categorized in Level 2 of the fair value hierarchy.

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

Some non-U.S.-based plans hold foreign funds that consist of investments in foreign corporate equity funds, foreign fixed income funds, foreign target cash flow funds and foreign liquidity funds. Foreign corporate equity funds and foreign fixed income funds invest in individual securities quoted on a recognized stock exchange or traded in a regulated market. Certain fixed income funds aim to produce returns consistent with certain Financial Times Stock Exchange indexes. Foreign target cash flow funds are designed to provide a series of fixed annual cash flows over five or 10 years achieved by investing in government bonds and derivatives. Foreign liquidity funds place a high priority on capital preservation, stable value and a high liquidity of assets. Foreign funds are generally categorized in Level 2 of the fair value hierarchy as they are readily redeemable at their NAV. Corporate equity funds actively traded on an exchange are categorized in Level 1 of the fair value hierarchy.

Other investments held by non-U.S.-based plans consist of real estate funds, hedge funds and pledged insurance annuity contracts. These real estate and hedge funds are categorized in Level 2 of the fair value hierarchy to the extent that they are readily redeemable at their NAV; otherwise, they are categorized in Level 3 of the fair value hierarchy. The pledged insurance annuity contracts are valued based on the premium reserve of the insurer for a guarantee that the insurer has given to the employee benefit plan that approximates fair value. The pledged insurance annuity contracts are categorized in Level 3 of the fair value hierarchy.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Net Pension Plan Assets.

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Assets:
Investments:
Cash and cash equivalents(1)	$28	$—	$—	$28
U.S. government and agency securities:
U.S. Treasury securities	1,398	—	—	1,398
U.S. agency securities	—	263	—	263

Total U.S. government and agency securities	1,398	263	—	1,661
Corporate and other debt:
State and municipal securities	—	2	—	2
Collateralized debt obligations	—	22	—	22

Total corporate and other debt	—	24	—	24
Derivative contracts	—	224	—	224
Commingled trust funds(2)	—	1,298	—	1,298
Foreign funds(3)	—	338	—	338
Other investments	—	—	35	35

Total investments	1,426	2,147	35	3,608
Receivables:
Other receivables(1)	—	54	—	54

Total receivables	—	54	—	54

Total assets	$1,426	$2,201	$35	$3,662

Liabilities:
Derivative contracts	$—	$65	$—	$65
Other liabilities(1)	—	100	—	100

Total liabilities	$—	$165	$—	$165

Net pension assets	$1,426	$2,036	$35	$3,497

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Assets:
Investments:
Cash and cash equivalents(1)	$63	$—	$—	$63
U.S. government and agency securities:
U.S. Treasury securities	1,332	—	—	1,332
U.S. agency securities	—	265	—	265

Total U.S. government and agency securities	1,332	265	—	1,597
Corporate and other debt:
State and municipal securities	—	2	—	2
Collateralized debt obligations	—	62	—	62

Total corporate and other debt	—	64	—	64
Derivative contracts	—	292	—	292
Derivative-related cash collateral receivable	—	2	—	2
Commingled trust funds(2)	—	1,432	—	1,432
Foreign funds(3)	—	347	—	347
Other investments	—	—	36	36

Total investments	1,395	2,402	36	3,833
Receivables:
Other receivables(1)	—	27	—	27

Total receivables	—	27	—	27

Total assets	$1,395	$2,429	$36	$3,860

Liabilities:
Derivative contracts	$—	$33	$—	$33
Derivative-related cash collateral payable	—	2	—	2
Other liabilities(1)	—	120	—	120

Total liabilities	$—	$155	$—	$155

Net pension assets	$1,395	$2,274	$36	$3,705

(1)	Cash and cash equivalents, other receivables and other liabilities are valued at their carrying value, which approximates fair value.
(2)

Commingled trust funds consist of investments in fixed income funds and money market funds of $1,239 million and $59 million, respectively, at December 31, 2015 and $1,280 million and $152 million, respectively, at December 31, 2014.

(3)

Foreign funds include investments in fixed income funds, liquidity funds and targeted cash flow funds of $149 million, $98 million and $91 million, respectively, at December 31, 2015 and $158 million, $53 million and $136 million, respectively, at December 31, 2014.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers between levels during 2015 and 2014.

Changes in Level 3 Pension Assets.

	2015	2014
	(dollars in millions)
Balance at beginning of period	$36	$38
Actual return on plan assets related to assets held at end of period	(4)	(5)
Actual return on plan assets related to assets sold during the year	—	—
Purchases, sales, other settlements and issuances, net	3	3
Net transfer in and/or (out) of Level 3	—	—

Balance at end of period	$35	$36

Cash Flows.

The Company’s policy is to fund at least the amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. At December 31, 2015, the Company expected to contribute approximately $50 million to its pension and postretirement benefit plans in 2016 based upon the plans’ current funded status and expected asset return assumptions for 2016.

Expected Future Benefit Payments.

	At December 31, 2015
	Pension Plans	Other Postretirement Plans
	(dollars in millions)
2016	$153	$5
2017	139	6
2018	136	6
2019	141	6
2020	150	7
2021-2025	858	32

Morgan Stanley 401(k) Plan.

U.S. employees meeting certain eligibility requirements may participate in the Morgan Stanley 401(k) Plan. Eligible U.S. employees receive discretionary 401(k) matching cash contributions as determined annually by the Company. For 2015 and 2014, the Company made a $1 for $1 Company match up to 4% of eligible pay, up to the Internal Revenue Service (“IRS”) limit. Matching contributions for 2015 and 2014 were invested according to participants’ investment direction. Eligible U.S. employees with eligible pay less than or equal to $100,000 also received a fixed contribution under the 401(k) Plan that equaled 2% of eligible pay. Transition contributions are allocated to certain eligible employees. The Company match, fixed contribution and transition contribution are included in the Company’s 401(k) expense. The pre-tax 401(k) expense for 2015, 2014 and 2013 was $255 million, $256 million and $242 million, respectively.

Defined Contribution Pension Plans.

The Company maintains separate defined contribution pension plans that cover substantially all employees of certain non-U.S. subsidiaries. Under such plans, benefits are determined based on a fixed rate of base salary with certain vesting requirements. In 2015, 2014 and 2013, the Company’s expense related to these plans was $111 million, $117 million and $111 million, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Income Taxes.

Provision for (Benefit from) Income Taxes.

Components of Provision for (Benefit from) Income Taxes.

	2015	2014	2013
	(dollars in millions)
Current:
U.S. federal	$239	$(604)	$229
U.S. state and local	144	260	164
Non-U.S.:
U.K.	247	88	178
Japan	19	114	88
Hong Kong	24	34	36
Other(1)	333	258	301

Total	$1,006	$150	$996

Deferred:
U.S. federal	$1,031	$(207)	$(3)
U.S. state and local	43	(56)	1
Non-U.S.:
U.K.	(56)	(31)	(75)
Japan	58	56	262
Hong Kong	50	9	(14)
Other(1)	68	(11)	(265)

Total	$1,194	$(240)	$(94)

Provision for (benefit from) income taxes from continuing operations	$2,200	$(90)	$902

Provision for (benefit from) income taxes from discontinued operations	$(7)	$(5)	$(29)

(1)

For 2015, Non-U.S. other jurisdictions included significant total tax provisions of $68 million, $62 million, $58 million, $45 million and $42 million from Mexico, Brazil, Netherlands, India and France, respectively. For 2014, Non-U.S. other jurisdictions included significant total tax provisions of $44 million, $38 million and $38 million from Brazil, India and Mexico, respectively. For 2013, Non-U.S. other jurisdictions included significant total tax provisions (benefits) of $59 million, $54 million and $(156) million from Brazil, India and Luxembourg, respectively.

The Company recorded net income tax provision (benefit) to Additional paid-in capital related to employee stock-based compensation transactions of $(203) million, $(6) million and $121 million in 2015, 2014 and 2013, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective Income Tax Rate.

Reconciliation of the U.S. Federal Statutory Income Tax Rate to the Effective Income Tax Rate.

	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	1.4	6.5	2.3
Domestic tax credits	(1.5)	(5.0)	(3.2)
Tax exempt income	(0.2)	(3.5)	(2.5)
Non-U.S. earnings:
Foreign tax rate differential	(8.7)	(22.5)	(6.0)
Change in reinvestment assertion	0.2	1.4	(1.4)
Change in foreign tax rates	—	—	0.1
Wealth Management legal entity restructuring	—	(38.7)	—
Non-deductible legal expenses	—	25.5	0.9
Other	(0.3)	(1.2)	(5.4)

Effective income tax rate	25.9%	(2.5)%	19.8%

The Company’s effective tax rate from continuing operations for 2015 included net discrete tax benefits of $564 million. These net discrete tax benefits were primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the Company’s legal entity organization in the U.K. Excluding these net discrete tax benefits, the effective tax rate from continuing operations for 2015 would have been 32.5%.

The Company’s effective tax rate from continuing operations for 2014 included net discrete tax benefits of $2,226 million. These net discrete tax benefits consisted of: $1,380 million primarily due to the release of a deferred tax liability, previously established as part of the acquisition of Smith Barney in 2009 through a charge to Additional paid-in capital, as a result of the legal entity restructuring that included a change in tax status of Morgan Stanley Smith Barney Holdings LLC from a partnership to a corporation; $609 million principally associated with remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination; and $237 million primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated. Excluding these net discrete tax benefits, the effective tax rate from continuing operations for 2014 would have been 59.5%, which is primarily attributable to approximately $900 million of tax provision from non-deductible expenses for litigation and regulatory matters.

The Company’s effective tax rate from continuing operations for 2013 included net discrete tax benefits of $407 million. These net discrete tax benefits consisted of: $161 million related to the remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination; $92 million related to the establishment of a previously unrecognized deferred tax asset from a legal entity reorganization; $73 million attributable to tax planning strategies to optimize foreign tax credit utilization as a result of the anticipated repatriation of earnings from certain non-U.S. subsidiaries; and $81 million due to the enactment of the American Taxpayer Relief Act of 2012, which retroactively extended a provision of U.S. tax law that defers the imposition of tax on certain active financial services income of certain foreign subsidiaries earned outside the U.S. until such income is repatriated to the U.S. as a dividend. Excluding these net discrete tax benefits, the effective tax rate from continuing operations in 2013 would have been 28.7%.

Deferred Tax Assets and Liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Components of the Deferred Tax Assets and Liabilities Balance.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Gross deferred tax assets:
Tax credits and loss carryforwards	$1,987	$3,833
Employee compensation and benefit plans	3,514	3,715
Valuation and liability allowances	846	661
Valuation of inventory, investments and receivables	738	586
Other	35	—

Total deferred tax assets	7,120	8,795
Deferred tax assets valuation allowance	139	34

Deferred tax assets after valuation allowance	$6,981	$8,761

Gross deferred tax liabilities:
Non-U.S. operations	$269	$925
Fixed assets	716	565
Other	—	65

Total deferred tax liabilities	$985	$1,555

Net deferred tax assets	$5,996	$7,206

The Company had tax credit carryforwards for which a related deferred tax asset of $1,647 million and $3,740 million was recorded at December 31, 2015 and December 31, 2014, respectively. These carryforwards are subject to annual limitations on utilization, with a significant amount scheduled to expire in 2020, if not utilized.

The Company believes the recognized net deferred tax asset (after valuation allowance) of $5,996 million at December 31, 2015 is more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.

The Company had $10,209 million and $7,364 million of cumulative earnings at December 31, 2015 and December 31, 2014, respectively, attributable to foreign subsidiaries for which no U.S. provision has been recorded for income tax that could occur upon repatriation. Accordingly, $893 million and $841 million of deferred tax liabilities were not recorded with respect to these earnings at December 31, 2015 and December 31, 2014, respectively. The increase in indefinitely reinvested earnings is attributable to regulatory and other capital requirements in foreign jurisdictions.

Unrecognized Tax Benefits.

The total amount of unrecognized tax benefits was approximately $1.8 billion, $2.2 billion and $4.1 billion at December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Of this total, approximately $1.1 billion, $1.0 billion and $1.4 billion, respectively (net of federal benefit of state issues, competent authority and foreign tax credit offsets), represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

Interest and penalties related to unrecognized tax benefits are classified as provision for income taxes. The Company recognized $18 million, $(35) million and $50 million of interest expense (benefit) (net of federal and state income tax benefits) in the consolidated statements of income for 2015, 2014 and 2013, respectively. Interest expense accrued at December 31, 2015, December 31, 2014 and December 31, 2013 was approximately $122 million, $258 million and $293 million, respectively, net of federal and state income tax benefits. The decrease as of December 31, 2015 is primarily attributable to a balance sheet reclassification related to certain multi-year tax authority examinations. Penalties related to unrecognized tax benefits for the years mentioned above were immaterial.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits.

Unrecognized Tax Benefits
(dollars in millions)
Balance at December 31, 2012	$4,065
Increase based on tax positions related to the current period	51
Increase based on tax positions related to prior periods	267
Decrease based on tax positions related to prior periods	(141)
Decrease related to settlements with taxing authorities	(146)

Balance at December 31, 2013	$4,096

Increase based on tax positions related to the current period	$135
Increase based on tax positions related to prior periods	100
Decrease based on tax positions related to prior periods	(2,080)
Decrease related to settlements with taxing authorities	(19)
Decrease related to a lapse of applicable statute of limitations	(4)

Balance at December 31, 2014	$2,228

Increase based on tax positions related to the current period	$230
Increase based on tax positions related to prior periods	114
Decrease based on tax positions related to prior periods	(753)
Decrease related to settlements with taxing authorities	(7)
Decrease related to a lapse of applicable statute of limitations	(8)

Balance at December 31, 2015	$1,804

Tax Authority Examinations.

The Company is under continuous examination by the IRS and other tax authorities in certain countries, such as Japan and the U.K., and in states in which it has significant business operations, such as New York. The Company is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2009-2012 and 2007-2009, respectively. The IRS has substantially completed the field examination for the audit of tax years 2006-2008. The Company believes that the resolution of these tax matters will not have a material effect on the consolidated statements of financial condition, although a resolution could have a material impact on the consolidated statements of income for a particular future period and on the effective tax rate for any period in which such resolution occurs.

During the third quarter of 2015, the IRS completed an Appeals Office review of matters from tax years 1999-2005 and submitted a final report to the Congressional Joint Committee on Taxation for approval. The Company has reserved the right to contest certain items, the resolution of which is not expected to have a material impact on the effective tax rate or the consolidated financial statements.

During 2016, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate or the consolidated financial statements.

The Company has established a liability for unrecognized tax benefits that it believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company periodically evaluates the likelihood of assessments in each taxing jurisdiction resulting from the expiration of the applicable statute of limitations or new information regarding the status of current and subsequent years’ examinations. As part of the Company’s periodic review, federal and state unrecognized tax benefits were released or remeasured. As a result of this remeasurement, the income tax provision included net discrete tax benefits of $609 million and $161 million in 2014 and 2013, respectively. Additionally, due to new information regarding the status of the IRS field examinations referred to above, the 2014 total amount of unrecognized tax benefits decreased by $2.0 billion.

It is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months related to certain tax authority examinations referred to above. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on the Company’s effective tax rate over the next 12 months.

Earliest Tax Year Subject to Examination in Major Tax Jurisdictions.

Jurisdiction	Tax Year
U.S.	1999
New York State and New York City	2007
Hong Kong	2009
U.K.	2010
Japan	2013

Income from Continuing Operations before Income Tax Expense (Benefit).

	2015	2014	2013
	(dollars in millions)
U.S.	$5,360	$1,805	$1,738
Non-U.S.(1)	3,135	1,786	2,820

	$8,495	$3,591	$4,558

(1)	Non-U.S. income is defined as income generated from operations located outside the U.S.

21.    Segment and Geographic Information.

Segment Information.

The Company structures its segments primarily based upon the nature of the financial products and services provided to customers and its management organization. The Company provides a wide range of financial products and services to its customers in each of the business segments: Institutional Securities, Wealth Management and Investment Management. For a further discussion of the business segments, see Note 1.

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

As a result of revenues and expenses from transactions with other operating segments being treated as transactions with external parties, the Company includes an Intersegment Eliminations category to reconcile the business segment results to the consolidated results.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected Financial Information.

	2015
	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$17,800	$12,144	$2,331	$(213)	$32,062
Interest income	3,190	3,105	2	(462)	5,835
Interest expense	3,037	149	18	(462)	2,742

Net interest	153	2,956	(16)	—	3,093

Net revenues	$17,953	$15,100	$2,315	$(213)	$35,155

Income from continuing operations before income taxes	$4,671	$3,332	$492	$—	$8,495
Provision for income taxes(1)	825	1,247	128	—	2,200

Income from continuing operations	3,846	2,085	364	—	6,295

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(24)	—	1	—	(23)
Provision for (benefit from) income taxes	(7)	—	—	—	(7)

Income (loss) from discontinued operations	(17)	—	1	—	(16)

Net income	3,829	2,085	365	—	6,279
Net income applicable to nonredeemable noncontrolling interests	133	—	19	—	152

Net income applicable to Morgan Stanley	$3,696	$2,085	$346	$—	$6,127

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014
	Institutional Securities(2)	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(3)(4)	$17,463	$12,549	$2,728	$(200)	$32,540
Interest income	3,389	2,516	2	(494)	5,413
Interest expense	3,981	177	18	(498)	3,678

Net interest	(592)	2,339	(16)	4	1,735

Net revenues	$16,871	$14,888	$2,712	$(196)	$34,275

Income (loss) from continuing operations before income taxes	$(58)	$2,985	$664	$—	$3,591
Provision for (benefit from) income taxes(5)	(90)	(207)	207	—	(90)

Income from continuing operations	32	3,192	457	—	3,681

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(26)	—	7	—	(19)
Provision for (benefit from) income taxes	(7)	—	2	—	(5)

Income (loss) from discontinued operations	(19)	—	5	—	(14)

Net income	13	3,192	462	—	3,667
Net income applicable to nonredeemable noncontrolling interests	109	—	91	—	200

Net income (loss) applicable to Morgan Stanley	$(96)	$3,192	$371	$—	$3,467

	2013
	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues	$16,620	$12,268	$3,060	$(233)	$31,715
Interest income	3,572	2,100	9	(472)	5,209
Interest expense	4,673	225	10	(477)	4,431

Net interest	(1,101)	1,875	(1)	5	778

Net revenues	$15,519	$14,143	$3,059	$(228)	$32,493

Income from continuing operations before income taxes	$946	$2,604	$1,008	$—	$4,558
Provision for (benefit from) income taxes(6)	(315)	910	307	—	902

Income from continuing operations	1,261	1,694	701	—	3,656

Discontinued operations:
Income (loss) from discontinued operations	(81)	(1)	9	1	(72)
Provision for (benefit from) income taxes	(29)	—	—	—	(29)

Income (loss) from discontinued operations	(52)	(1)	9	1	(43)

Net income	1,209	1,693	710	1	3,613
Net income applicable to redeemable noncontrolling interests	1	221	—	—	222
Net income applicable to nonredeemable noncontrolling interests	277	—	182	—	459

Net income applicable to Morgan Stanley	$931	$1,472	$528	$1	$2,932

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company’s effective tax rate from continuing operations for 2015 included net discrete tax benefits of $564 million attributable to the Institutional Securities business segment (see Note 20).
(2)	The Institutional Securities business segment Net loss in 2014 was primarily driven by higher legal expenses (see Note 12).
(3)

In September 2014, the Company sold a retail property space resulting in a gain on sale of $141 million (within Institutional Securities $84 million, Wealth Management $40 million and Investment Management $17 million), which was included within Other revenues on the consolidated statements of income.

(4)

On July 1, 2014, the Company completed the sale of its ownership stake in TransMontaigne Inc. The gain on sale, which was included in continuing operations, was approximately $112 million within the Institutional Securities business segment for 2014.

(5)

The Company’s effective tax rate from continuing operations for 2014 included net discrete tax benefits of $1,390 million and $839 million attributable to the Wealth Management and Institutional Securities business segments, respectively (see Note 20).

(6)	The Company’s effective tax rate from continuing operations for 2013 included net discrete tax benefits of $407 million attributable to the Institutional Securities business segment (see Note 20).

Total Assets by Business Segment.

	Institutional Securities	Wealth Management	Investment Management(1)	Total(2)
	(dollars in millions)
At December 31, 2015	$602,714	$179,708	$5,043	$787,465
At December 31, 2014	$630,341	$165,147	$6,022	$801,510

(1)

During 2015 and 2014, the Company deconsolidated approximately $244 million and $1.6 billion, respectively, in net assets previously attributable to nonredeemable noncontrolling interests that were primarily related to or associated with real estate funds sponsored by the Company (see Note 13).

(2)	Corporate assets have been fully allocated to the business segments.

Geographic Information.

The Company operates in both U.S. and non-U.S. markets. The Company’s non-U.S. business activities are principally conducted and managed through EMEA and Asia-Pacific locations. The net revenues disclosed in the following table reflect the regional view of the Company’s consolidated net revenues on a managed basis, based on the following methodology:

•	Institutional Securities: advisory and equity underwriting—client location, debt underwriting—revenue recording location, sales and trading—trading desk location.

•	Wealth Management: Wealth Management representatives operate in the Americas.

•	Investment Management: client location, except for Merchant Banking and Real Estate Investing businesses, which are based on asset location.

Net Revenues by Region.

	2015	2014	2013
	(dollars in millions)
Americas	$25,080	$25,140	$23,358
EMEA	5,353	4,772	4,542
Asia-Pacific	4,722	4,363	4,593

Net revenues	$35,155	$34,275	$32,493

Total Assets by Region.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Americas	$569,369	$622,556
EMEA	146,177	104,152
Asia-Pacific	71,919	74,802

Total	$787,465	$801,510

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Parent Company.

Parent Company Only

Condensed Statements of Income and Comprehensive Income

(dollars in millions)

	2015	2014	2013
Revenues:
Dividends from non-bank subsidiaries	$4,942	$2,641	$1,113
Trading	574	601	(635)
Investments	—	(1)	—
Other	53	10	27

Total non-interest revenues	5,569	3,251	505

Interest income	3,055	2,594	2,783
Interest expense	4,073	3,970	4,053

Net interest	(1,018)	(1,376)	(1,270)

Net revenues	4,551	1,875	(765)

Non-interest expenses:
Non-interest expenses	(195)	214	185

Income (loss) before income taxes	4,746	1,661	(950)
Provision for (benefit from) income taxes	(83)	(423)	(354)

Net income (loss) before undistributed gain of subsidiaries	4,829	2,084	(596)
Undistributed gain of subsidiaries	1,298	1,383	3,528

Net income	6,127	3,467	2,932
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(300)	(397)	(143)
Change in net unrealized gains (losses) on AFS securities	(246)	209	(433)
Pensions, postretirement and other	138	33	(1)

Comprehensive income	$5,719	$3,312	$2,355

Net income	$6,127	$3,467	$2,932
Preferred stock dividends and other	456	315	277

Earnings applicable to Morgan Stanley common shareholders	$5,671	$3,152	$2,655

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Financial Condition

(dollars in millions, except share data)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$5,169	$5,068
Deposits with banking subsidiaries	4,311	4,556
Interest bearing deposits with banks	2,421	1,126
Trading assets, at fair value	354	5,014
Securities purchased under agreement to resell with affiliates	47,060	41,601
Advances to subsidiaries:
Bank and bank holding company	18,380	19,982
Non-bank	106,192	112,863
Equity investments in subsidiaries:
Bank and bank holding company	25,787	24,573
Non-bank	34,927	34,649
Other assets	6,259	7,805

Total assets	$250,860	$257,237

Liabilities
Short-term borrowings	$40	$695
Trading liabilities, at fair value	138	4,042
Payables to subsidiaries	29,220	35,517
Other liabilities and accrued expenses	2,189	2,342
Long-term borrowings	144,091	143,741

Total liabilities	175,678	186,337

Equity
Preferred stock (see Note 15)	7,520	6,020
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000 at December 31, 2015 and December 31, 2014;
Shares issued: 2,038,893,979 at December 31, 2015 and December 31, 2014;
Shares outstanding: 1,920,024,027 and 1,950,980,142 at December 31, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	24,153	24,249
Retained earnings	49,204	44,625
Employee stock trusts	2,409	2,127
Accumulated other comprehensive loss	(1,656)	(1,248)
Common stock held in treasury, at cost, $0.01 par value:
Shares outstanding: 118,869,952 and 87,913,837 at December 31, 2015 and December 31, 2014, respectively	(4,059)	(2,766)
Common stock issued to employee stock trusts	(2,409)	(2,127)

Total shareholders’ equity	75,182	70,900

Total liabilities and equity	$250,860	$257,237

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company Only

Condensed Statements of Cash Flows

(dollars in millions)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,127	$3,467	$2,932
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	63	98	(303)
Compensation payable in common stock and options	1,104	1,260	1,180
Amortization	(83)	(182)	(47)
Undistributed gain of subsidiaries	(1,298)	(1,383)	(3,528)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(2,958)	2,307	(7,332)
Other assets	1,474	(490)	(165)
Other liabilities and accrued expenses	(1,711)	488	(4,192)

Net cash provided by (used for) operating activities	2,718	5,565	(11,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to and investments in subsidiaries	1,364	(7,790)	7,458
Securities purchased under agreement to resell with affiliates	(5,459)	(7,853)	14,745

Net cash provided by (used for) investing activities	(4,095)	(15,643)	22,203

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for) short-term borrowings	(655)	189	279
Proceeds from:
Excess tax benefits associated with stock-based awards	211	101	10
Issuance of preferred stock, net of issuance costs	1,493	2,782	1,696
Issuance of long-term borrowings	28,575	33,031	22,944
Payments for:
Long-term borrowings	(22,803)	(28,917)	(31,928)
Repurchases of common stock and employee tax withholdings	(2,773)	(1,458)	(691)
Cash dividends	(1,455)	(904)	(475)

Net cash provided by (used for) financing activities	2,593	4,824	(8,165)

Effect of exchange rate changes on cash and cash equivalents	(65)	(208)	(100)

Net increase (decrease) in cash and cash equivalents	1,151	(5,462)	2,483
Cash and cash equivalents, at beginning of period	10,750	16,212	13,729

Cash and cash equivalents, at end of period	$11,901	$10,750	$16,212

Cash and cash equivalents include:
Cash and due from banks	$5,169	$5,068	$2,296
Deposits with banking subsidiaries	4,311	4,556	7,070
Interest bearing deposits with banks	2,421	1,126	6,846

Cash and cash equivalents, at end of period	$11,901	$10,750	$16,212

Supplemental Disclosure of Cash Flow Information.

Cash payments for interest were $3,959 million, $3,652 million and $3,733 million for 2015, 2014 and 2013, respectively.

Cash payments for income taxes, net of refunds, were $255 million, $187 million and $268 million for 2015, 2014 and 2013, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions with Subsidiaries.

The Parent Company has transactions with its consolidated subsidiaries determined on an agreed-upon basis and has guaranteed certain unsecured lines of credit and contractual obligations on certain of its consolidated subsidiaries. Certain reclassifications have been made to prior-period amounts to conform to the current year’s presentation.

Parent Company’s Long-Term Borrowings.

	At December 31, 2015	At December 31, 2014
	(dollars in millions)
Senior debt	$130,817	$130,533
Subordinated debt	13,274	13,208

Total	$144,091	$143,741

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

The Parent Company guarantees certain debt instruments and warrants issued by subsidiaries. The debt instruments and warrants totaled $9.1 billion and $10.0 billion at December 31, 2015 and December 31, 2014, respectively. In connection with subsidiary lease obligations, the Parent Company has issued guarantees to various lessors. At December 31, 2015 and December 31, 2014, the Parent Company had $1.1 billion and $1.3 billion of guarantees outstanding, respectively, under subsidiary lease obligations, primarily in the U.K.

Finance Subsidiary.

The Parent Company fully and unconditionally guarantees the securities issued by Morgan Stanley Finance LLC, a 100%-owned finance subsidiary.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Quarterly Results (Unaudited).

	2015 Quarter				2014 Quarter
	First(1)	Second	Third	Fourth(2)	First	Second(3)	Third(4)	Fourth(5)
	(dollars in millions, except per share data)
Total non-interest revenues	$9,311	$9,045	$7,005	$6,701	$8,688	$8,341	$8,350	$7,161
Net interest	596	698	762	1,037	308	267	557	603

Net revenues	9,907	9,743	7,767	7,738	8,996	8,608	8,907	7,764

Total non-interest expenses	7,052	7,016	6,293	6,299	6,626	6,676	6,687	10,695

Income (loss) from continuing operations before income taxes	2,855	2,727	1,474	1,439	2,370	1,932	2,220	(2,931)
Provision for (benefit from) income taxes	387	894	423	496	785	15	463	(1,353)

Income (loss) from continuing operations	2,468	1,833	1,051	943	1,585	1,917	1,757	(1,578)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(8)	(2)	(4)	(10)	(2)	(1)	(8)	(8)
Provision for (benefit from) income taxes	(3)	—	(2)	(3)	(1)	(1)	(3)	—

Income (loss) from discontinued operations	(5)	(2)	(2)	(7)	(1)	—	(5)	(8)

Net income (loss)	2,463	1,831	1,049	936	1,584	1,917	1,752	(1,586)
Net income applicable to nonredeemable noncontrolling interests	69	24	31	28	79	18	59	44

Net income (loss) applicable to Morgan Stanley	$2,394	$1,807	$1,018	$908	$1,505	$1,899	$1,693	$(1,630)
Preferred stock dividends and other	80	142	79	155	56	79	64	119

Earnings (loss) applicable to Morgan Stanley common shareholders	$2,314	$1,665	$939	$753	$1,449	$1,820	$1,629	$(1,749)

Earnings (loss) per basic common share(6):
Income (loss) from continuing operations	$1.21	$0.87	$0.49	$0.40	$0.75	$0.94	$0.85	$(0.91)
Income (loss) from discontinued operations	(0.01)	—	—	—	—	—	—	—

Earnings (loss) per basic common share	$1.20	$0.87	$0.49	$0.40	$0.75	$0.94	$0.85	$(0.91)

Earnings (loss) per diluted common share(6):
Income (loss) from continuing operations	$1.18	$0.85	$0.48	$0.39	$0.74	$0.92	$0.83	$(0.91)
Income (loss) from discontinued operations	—	—	—	—	—	—	—	—

Earnings (loss) per diluted common share	$1.18	$0.85	$0.48	$0.39	$0.74	$0.92	$0.83	$(0.91)

Dividends declared per common share(7)	$0.10	$0.15	$0.15	$0.15	$0.05	$0.10	$0.10	$0.10
Book value per common share	$33.80	$34.52	$34.97	$35.24	$32.38	$33.46	$34.16	$33.25

(1)

The first quarter of 2015 included net discrete tax benefits of $564 million, primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the Company’s legal entity organization in the U.K. (see Note 20).

(2)

During the fourth quarter of 2015, the Company incurred specific severance costs of approximately $155 million, which is included in Compensation and benefits expenses in the consolidated statements of income, associated with the Company’s restructuring actions, which were recorded in the business segments, approximately, as follows: Institutional Securities: $125 million, Wealth Management: $20 million and Investment Management: $10 million.

(3)

The second quarter of 2014 included net discrete tax benefits of $609 million, principally associated with the remeasurement of reserves and related interest due to new information regarding the status of a multi-year tax authority examination (see Note 20).

(4)

The third quarter of 2014 included net discrete tax benefits of $237 million, primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated (see Note 20). The third quarter of 2014 also included a gain on sale of a retail property space of $141 million, which was included within Other revenues in the consolidated statements of income and a gain on sale of its ownership stake in TransMontaigne Inc.

(5)

The fourth quarter of 2014 included: an increase of legal reserves of approximately $3.1 billion (see Note 12); net discrete tax benefits of $1,380 million, primarily due to the release of a deferred tax liability as a result of a legal entity restructuring, partially offset by approximately $900 million of tax provision from non-deductible expenses for litigation and regulatory matters (see Note 20); compensation expense deferral adjustments of $1.1 billion (see Note 18); and a charge of approximately $468 million related to the implementation of FVA (see Note 2), which was reflected as a reduction of the Institutional Securities business segment Trading revenues.

(6)	Summation of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.
(7)	Beginning with the dividend declared on April 20, 2015, the Company increased the quarterly common stock dividend to $0.15 per share from $0.10 per share.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Common Stock Dividend.

On January 19, 2016, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.15. The dividend was paid on February 15, 2016 to common shareholders of record on January 29, 2016 (see Note 15).

Long-Term Borrowings.

Subsequent to December 31, 2015 and through February 19, 2016, long-term borrowings increased by approximately $5.2 billion, net of maturities and repayments. This amount includes the issuance of $5.5 billion of senior debt on January 27, 2016 and $400 million of senior debt on February 17, 2016.

Legal Settlement.

On February 10, 2016 the Company reached agreements to settle its pending investigations with the United States Department of Justice, Civil Division (the “Civil Division”), the New York Attorney General (“NYAG”), and the Illinois Attorney General (“ILAG”). The Company’s agreement in principle to settle with the Department of Justice for $2,600 million was reached on February 25, 2015 and was disclosed in the 2014 Form 10-K. All amounts associated with the Civil Division, NYAG and ILAG settlements had been previously accrued.

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	2015
	Average Daily Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$100,066	$1,874	1.9%
Non-U.S.	108,664	388	0.4
Investment securities:
U.S.	67,993	876	1.3
Loans:
U.S.	74,868	2,130	2.8
Non-U.S.	242	33	13.6
Interest bearing deposits with banks:
U.S.	25,531	77	0.3
Non-U.S.	1,119	31	2.8
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	172,481	(618)	(0.4)
Non-U.S.	80,490	58	0.1
Customer receivables and Other(3):
U.S.	53,887	857	1.6
Non-U.S.	26,836	129	0.5

Total	$712,177	$5,835	0.8%

Non-interest earning assets	119,647

Total assets	$831,824

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$139,242	$65	—%
Non-U.S.	2,260	13	0.6
Short-term borrowings(4):
U.S.	1,162	1	0.1
Non-U.S.	1,025	15	1.5
Long-term borrowings(4):
U.S.	150,005	3,448	2.3
Non-U.S.	7,589	33	0.4
Trading liabilities(1):
U.S.	31,993	—	—
Non-U.S.	52,083	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	51,115	437	0.9
Non-U.S.	34,306	587	1.7
Customer payables and Other(6):
U.S.	117,358	(1,529)	(1.3)
Non-U.S.	63,759	(328)	(0.5)

Total	$651,897	$2,742	0.4

Non-interest bearing liabilities and equity	179,927

Total liabilities and equity	$831,824

Net interest income and net interest rate spread		$3,093	0.4%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	2014
	Average Weekly Balance	Interest	Average Rate
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

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

Effect on Net Interest Income of Volume and Rate Changes.

	2015 versus 2014
	Increase (Decrease) due to Change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(72)	$303	$231
Non-U.S.	(20)	(58)	(78)
Investment securities:
U.S.	57	206	263
Loans:
U.S.	667	(176)	491
Non-U.S.	(16)	(2)	(18)
Interest bearing deposits with banks:
U.S.	(9)	13	4
Non-U.S.	(22)	17	(5)
Securities purchased under agreements to resell and Securities borrowed:
U.S.	14	(125)	(111)
Non-U.S.	9	(160)	(151)
Customer receivables and Other:
U.S.	(173)	375	202
Non-U.S.	235	(641)	(406)

Change in interest income	$670	$(248)	$422

Interest bearing liabilities
Deposits:
U.S.	$16	$(45)	$(29)
Non-U.S.	10	(9)	1
Short-term borrowings:
U.S.	—	1	1
Non-U.S.	3	8	11
Long-term borrowings:
U.S.	172	(296)	(124)
Non-U.S.	(5)	1	(4)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(223)	112	(111)
Non-U.S.	(217)	136	(81)
Customer payables and Other:
U.S.	21	(184)	(163)
Non-U.S.	31	(468)	(437)

Change in interest expense	$(192)	$(744)	$(936)

Change in net interest income	$862	$496	$1,358

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	2014 versus 2013
	Increase (Decrease) due to Change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$(243)	$(62)	$(305)
Non-U.S.	33	89	122
Investment securities:
U.S.	184	(18)	166
Loans:
U.S.	597	(10)	587
Non-U.S.	(19)	1	(18)
Interest bearing deposits with banks:
U.S.	(13)	—	(13)
Non-U.S.	(26)	19	(7)
Securities purchased under agreements to resell and Securities borrowed:
U.S.	28	(318)	(290)
Non-U.S.	(1)	13	12
Customer receivables and Other:
U.S.	136	(232)	(96)
Non-U.S.	(11)	57	46

Change in interest income	$665	$(461)	$204

Interest bearing liabilities
Deposits:
U.S.	$47	$(112)	$(65)
Non-U.S.	—	12	12
Short-term borrowings:
U.S.	1	(3)	(2)
Non-U.S.	(8)	(6)	(14)
Long-term borrowings:
U.S.	(228)	104	(124)
Non-U.S.	(7)	(18)	(25)
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(143)	10	(133)
Non-U.S.	(187)	67	(120)
Customer payables and Other:
U.S.	(236)	(13)	(249)
Non-U.S.	45	(78)	(33)

Change in interest expense	$(716)	$(37)	$(753)

Change in net interest income	$1,381	$(424)	$957

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Deposits.

	Average Deposits(1)
	2015		2014		2013
	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate	Average Amount(1)	Average Rate
	(dollars in millions)
Deposits(2):
Savings deposits	$139,169	0.1%	$118,086	0.1%	$90,447	0.1%
Time deposits	2,333	0.6%	1,733	0.7%	1,526	3.9%

Total	$141,502	0.6%	$119,819	0.1%	$91,973	0.2%

(1)

In 2015, the Company calculated its average balances based on daily amounts. In 2014 and 2013, the Company calculated its average balances based upon weekly amounts, except where weekly balances were unavailable, month-end balances were used.

(2)	The Company’s deposits were primarily held in U.S. offices.

Ratios.

	2015	2014	2013
Net income to average assets	0.7%	0.4%	0.4%
Return on average common equity(1)	8.5%	4.8%	4.3%
Return on total equity(2)	8.3%	4.9%	4.6%
Dividend payout ratio(3)	5.2%	21.9%	14.7%
Total average common equity to average assets	8.0%	7.9%	7.5%
Total average equity to average assets	8.9%	8.5%	7.7%

(1)	Percentage is based on net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity.
(2)	Percentage is based on net income as a percentage of average total equity.
(3)	Percentage is based on dividends declared per common share as a percentage of net income per diluted share.

Short-Term Borrowings.

	2015	2014	2013
	(dollars in millions)
Securities sold under repurchase agreements:
Period-end balance	$36,692	$69,949	$145,676
Average balance(1)(2)	61,338	103,640	136,151
Maximum balance at any month-end	81,346	129,265	145,676
Weighted average interest rate during the period(3)	0.9%	0.8%	0.7%
Weighted average interest rate on period-end balance(4)	0.8%	0.7%	0.4%
Securities loaned:
Period-end balance	$19,358	$25,219	$32,799
Average balance(1)(2)	24,083	33,266	39,442
Maximum balance at any month-end	29,674	35,700	44,182
Weighted average interest rate during the period(3)	2.1%	1.3%	1.2%
Weighted average interest rate on period-end balance(4)	2.4%	1.6%	1.2%

(1)

In 2015, the Company calculated its average balances based upon daily amounts. In 2014 and 2013, the Company calculated its average balances based upon weekly amounts, except where weekly balances were unavailable, month-end balances were used.

(2)

Securities sold under agreements to repurchase and Securities loaned period-end balances at December 31, 2015 were lower than the annual average balances during 2015. The balances moved in line with client financing and with general movements in firm inventory.

(3)

The approximated weighted average interest rate was calculated using (a) interest expense incurred on all securities sold under repurchase agreements and securities loaned transactions, whether or not such transactions were reported in the consolidated statements of financial condition and (b) average balances that were reported on a net basis where certain criteria were met in accordance with applicable offsetting guidance. In addition, securities-for-securities transactions in which the Company was the borrower were not included in the average balances since they were not reported in the consolidated statements of financial condition.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

(4)

The approximated weighted average interest rate was calculated using (a) interest expense incurred on all securities sold under repurchase agreements and securities loaned transactions, whether or not such transactions were reported in the consolidated statements of financial condition and (b) period-end balances that were reported on a net basis where certain criteria were met in accordance with applicable offsetting guidance. In addition, securities-for-securities transactions in which the Company was the borrower were not included in the period-end balances since they were not reported in the consolidated statements of financial condition.

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

The following tables set forth cross-border outstandings for each country in which cross-border outstandings exceed 1% of the Company’s consolidated assets or 20% of the Company’s total capital, whichever is less, at December 31, 2015, December 31, 2014 and December 31, 2013, respectively, in accordance with the FFIEC guidelines:

	At December 31, 2015
Country	Banks	Governments	Non-banking Financial Institutions	Other	Total
	(dollars in millions)
United Kingdom	$9,556	$36	$53,039	$11,273	$73,904
Japan	6,784	9,903	18,432	9,076	44,195
France	15,321	18	7,217	6,087	28,643
Cayman Islands	349	—	19,582	4,848	24,779
Germany	5,089	6,516	4,240	6,158	22,003
Ireland	411	3	7,058	5,387	12,859
Switzerland	1,430	501	719	7,794	10,444
Canada	2,667	2,328	3,068	2,354	10,417
India	2,514	355	770	5,620	9,259
Singapore	2,185	5,980	36	770	8,971
Netherlands	669	—	4,244	3,542	8,455
China	1,999	1,134	914	4,431	8,478

	At December 31, 2014
Country	Banks	Governments	Non-banking Financial Institutions	Other	Total
	(dollars in millions)
United Kingdom	$8,514	$948	$50,855	$9,170	$69,487
Cayman Islands	144	—	38,223	5,249	43,616
Japan	14,860	5,645	15,814	7,162	43,481
France	18,838	218	2,349	5,591	26,996
Germany	6,650	6,679	3,991	3,304	20,624
Singapore	2,117	7,761	18	788	10,684
China	1,738	3,259	64	5,546	10,607
Canada	2,741	286	4,261	2,694	9,982
South Korea	149	6,081	721	3,012	9,963
Ireland	304	20	5,793	3,203	9,320
Netherlands	910	—	3,509	3,890	8,309

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

	At December 31, 2013
Country	Banks	Governments	Non-banking Financial Institutions	Other	Total
	(dollars in millions)
United Kingdom	$11,874	$911	$45,787	$11,807	$70,379
Japan	27,251	3,622	12,285	14,141	57,299
Cayman Islands	1	—	38,476	6,565	45,042
Germany	8,844	10,312	4,985	5,628	29,769
France	22,408	264	2,194	4,053	28,919
Canada	2,988	2,012	4,878	2,230	12,108
Netherlands	1,474	—	6,111	3,904	11,489
South Korea	65	4,307	368	3,008	7,748

For cross-border exposure including derivative contracts that exceeds 0.75% but does not exceed 1% of the Company’s consolidated assets, South Korea, Spain and Australia had a total cross-border exposure of $20,527 million at December 31, 2015, Saudi Arabia, Switzerland, Luxembourg and Australia had a total cross-border exposure of $28,637 million at December 31, 2014; and Ireland, Italy and Luxembourg had a total cross-border exposure of $21,026 million at December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

The Company’s independent registered public accounting firm has audited and issued a report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2015, and for the year then ended, and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 23, 2016

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to the Company’s directors and nominees in the Company’s definitive proxy statement for its 2016 annual meeting of shareholders (“Morgan Stanley’s Proxy Statement”) is incorporated by reference herein.

Information relating to the Company’s executive officers is contained in Part I, Item 1 of this report under “Executive Officers of Morgan Stanley.”

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial Officer. You can find our Code of Ethics and Business Conduct on our internet site, www.morganstanley.com/about-us-governance/ethics.html. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our internet site.

Item 11.	Executive Compensation.

Information relating to director and executive officer compensation in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to equity compensation plans and security ownership of certain beneficial owners and management in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

Information regarding director independence in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services in Morgan Stanley’s Proxy Statement is incorporated by reference herein.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Documents filed as part of this report.

•	The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

•	An exhibit index has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2016.

MORGAN STANLEY (REGISTRANT)
By:	/s/ JAMES P. GORMAN
(James P. Gorman)
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned, hereby severally constitute Jonathan Pruzan, Eric F. Grossman and Martin M. Cohen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2016.

Signature	Title

/S/ JAMES P. GORMAN (James P. Gorman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ JONATHAN PRUZAN (Jonathan Pruzan)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ PAUL C. WIRTH (Paul C. Wirth)	Deputy Chief Financial Officer (Principal Accounting Officer)

/S/ ERSKINE B. BOWLES (Erskine B. Bowles)	Director

/S/ ALISTAIR DARLING (Alistair Darling)	Director

/S/ THOMAS H. GLOCER (Thomas H. Glocer)	Director

/S/ ROBERT H. HERZ (Robert H. Herz)	Director

/S/ NOBUYUKI HIRANO (Nobuyuki Hirano)	Director

/S/ KLAUS KLEINFELD (Klaus Kleinfeld)	Director

S-1

Signature	Title

/S/ JAMI MISCIK (Jami Miscik)	Director

/S/ DONALD T. NICOLAISEN (Donald T. Nicolaisen)	Director

/S/ HUTHAM S. OLAYAN (Hutham S. Olayan)	Director

/S/ JAMES W. OWENS (James W. Owens)	Director

/S/ RYOSUKE TAMAKOSHI (Ryosuke Tamakoshi)	Director

/S/ PERRY M. TRAQUINA (Perry M. Traquina)	Director

/S/ LAURA D’ANDREA TYSON (Laura D’Andrea Tyson)	Director

/S/ RAYFORD WILKINS, JR. (Rayford Wilkins, Jr.)	Director

S-2

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS TO FORM 10-K

For the year ended December 31, 2015

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

3.1*	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date.

3.2	Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s Current Report on Form 8-K dated October 29, 2015).

4.1	Indenture dated as of February 24, 1993 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4 to Morgan Stanley’s Registration Statement on Form S-3 (No. 33-57202)).

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

4.11

Form of Deposit Agreement among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts representing interests in the Series A Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated July 5, 2006).

4.12	Depositary Receipt for Depositary Shares, representing Floating Rate Non-Cumulative Preferred Stock, Series A (included in Exhibit 4.11 hereto).

4.13

Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series E Preferred Stock described therein (Exhibit 2.6 to Morgan Stanley’s Registration Statement on Form 8-A dated September 27, 2013).

4.14	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E (included in Exhibit 4.13 hereto).

4.15

Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series F Preferred stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated December 9, 2013).

4.16	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F (included in Exhibit 4.15 hereto).

4.17

Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series G Preferred stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated April 28, 2014).

4.18	Depositary Receipt for Depositary Shares, representing 6.625% Non-Cumulative Preferred Stock, Series G (included in Exhibit 4.17 hereto).

4.19

Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series H Preferred stock described therein (Exhibit 4.6 to Morgan Stanley’s Current Report on Form 8-K dated April 29, 2014).

Exhibit No.	Description

4.20	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H (included in Exhibit 4.19 hereto).

4.21

Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series I Preferred stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated September 17, 2014).

4.22	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (included in Exhibit 4.21 hereto).

4.23

Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series J Preferred Stock described therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated March 18, 2015).

4.24	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J (included in Exhibit 4.23 hereto).

4.25

Amended and Restated Trust Agreement of Morgan Stanley Capital Trust III dated as of February 27, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003).

4.26

Amended and Restated Trust Agreement of Morgan Stanley Capital Trust IV dated as of April 21, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware Trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

4.27

Amended and Restated Trust Agreement of Morgan Stanley Capital Trust V dated as of July 16, 2003 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2003).

4.28

Amended and Restated Trust Agreement of Morgan Stanley Capital Trust VIII dated as of April 26, 2007 among Morgan Stanley, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee and the administrators named therein (Exhibit 4.3 to Morgan Stanley’s Current Report on Form 8-K dated April 26, 2007).

4.29

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

Exhibit No.	Description

10.4†

Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2013 (Exhibit 10.6 to Morgan Stanley Annual Report on Form 10-K for the year ended December 31, 2012), as amended by Amendment (Exhibit 10.5 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2013), Amendment (Exhibit 10.6 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2013) and Amendment (Exhibit 10.5 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.5†*	Amendment to Morgan Stanley 401(k) Plan, dated as of December 22, 2015.

10.6†	Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.7†	Directors’ Equity Capital Accumulation Plan as amended and restated as of March 22, 2012 (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated May 15, 2012).

10.8†	Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.9†	Employee Stock Purchase Plan as amended and restated as of February 1, 2009 (Exhibit 10.20 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.10†

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

10.11†

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

10.13†	Form of Deferred Compensation Agreement under the Pre-Tax Incentive Program 2 (Exhibit 10.12 to MSG’s Annual Report for the fiscal year ended November 30, 1996).

10.14†	Key Employee Private Equity Recognition Plan (Exhibit 10.43 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000).

10.15†

Morgan Stanley Financial Advisor and Investment Representative Compensation Plan as amended and restated as of November 26, 2007 (Exhibit 10.34 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.16†	Morgan Stanley UK Share Ownership Plan (Exhibit 4.1 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-146954)).

Exhibit No.	Description

10.17†

Supplementary Deed of Participation for the Morgan Stanley UK Share Ownership Plan, dated as of November 5, 2009 (Exhibit 10.36 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.18†

Aircraft Time Sharing Agreement, dated as of January 1, 2010, by and between Corporate Services Support Corp. and James P. Gorman (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.19†

Agreement between Morgan Stanley and James P. Gorman, dated August 16, 2005, and amendment dated December 17, 2008 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010), as amended by Amendment (Exhibit 10.25 to Morgan Stanley’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.20†	Form of Restrictive Covenant Agreement (Exhibit 10 to Morgan Stanley’s Current Report on Form 8-K dated November 22, 2005).

10.21†	Morgan Stanley Performance Formula and Provisions (Exhibit 10.2 to Morgan Stanley’s Current Report on Form 8-K dated May 14, 2013).

10.22†	2007 Equity Incentive Compensation Plan, as amended and restated as of March 26, 2015 (Exhibit 10.1 to Morgan Stanley’s Current Report on Form 8-K dated May 19, 2015).

10.23†

Morgan Stanley 2006 Notional Leveraged Co-Investment Plan, as amended and restated as of November 28, 2008 (Exhibit 10.47 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.24†	Form of Award Certificate under the 2006 Notional Leveraged Co-Investment Plan (Exhibit 10.7 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.25†	Morgan Stanley 2007 Notional Leveraged Co-Investment Plan, amended as of June 4, 2009 (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.26†

Form of Award Certificate under the 2007 Notional Leveraged Co-Investment Plan for Certain Management Committee Members (Exhibit 10.8 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008).

10.27†	Morgan Stanley Compensation Incentive Plan (Exhibit 10.54 to Morgan Stanley’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008).

10.28†	Morgan Stanley 2009 Replacement Equity Incentive Compensation Plan for Morgan Stanley Smith Barney Employees (Exhibit 4.2 to Morgan Stanley’s Registration Statement on Form S-8 (No. 333-159504)).

10.29†	Form of Award Certificate for Special Discretionary Retention Awards of Stock Options (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.30†

Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of August 1, 2014 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.31†	Memorandum to Colm Kelleher Regarding Repatriation to London (Exhibit 10.4 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.32†	Morgan Stanley U.S. Tax Equalization Program (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit No.		Description

10.33†		Morgan Stanley UK Limited Alternative Retirement Plan, dated as of October 8, 2009 (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.34†		Form of Award Certificate for Discretionary Retention Awards of Stock Options (Exhibit 10.5 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.35†		Form of Award Certificate for Long-Term Incentive Program Awards (Exhibit 10.6 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.36†		Agreement between Morgan Stanley and Colm Kelleher, dated January 5, 2015 (Exhibit 10.1 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.37†		Description of Operating Committee Medical Coverage (Exhibit 10.2 to Morgan Stanley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.38†	*	Form of Award Certificate for Discretionary Retention Awards of Stock Units.

10.39†	*	Form of Award Certificate for Discretionary Retention Awards under the Morgan Stanley Compensation Incentive Plan.

10.40†	*	Form of Award Certificate for Long-Term Incentive Program Awards.

10.41†	*	Agreement between Morgan Stanley and Gregory J. Fleming, dated January 22, 2016.

12	*	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	*	Subsidiaries of Morgan Stanley.

23.1	*	Consent of Deloitte & Touche LLP.

24		Powers of Attorney (included on signature page).

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Section 1350 Certification of Chief Executive Officer.

32.2	**	Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Income—Twelve Months Ended December 31, 2015, December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income—Twelve Months Ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Financial Condition—December 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Changes in Total Equity—Twelve Months Ended December 31, 2015, December 31, 2014 and December 31, 2013, (v) the Consolidated Statements of Cash Flows—Twelve Months Ended December 31, 2015, December 31, 2014 and December 31, 2013, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

