Form 10-Q
period 2016-03-31
MORGAN STANLEY
filed 2016-05-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 1,937,024,359 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2016

i

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

MORGAN STANLEY

Condensed Consolidated Statements of Income

(dollars in millions, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Investment banking	$1,107	$1,357
Trading	2,065	3,650
Investments	(34)	266
Commissions and fees	1,055	1,186
Asset management, distribution and administration fees	2,620	2,681
Other	80	171

Total non-interest revenues	6,893	9,311

Interest income	1,747	1,484
Interest expense	848	888

Net interest	899	596

Net revenues	7,792	9,907

Non-interest expenses:
Compensation and benefits	3,683	4,524
Occupancy and equipment	329	342
Brokerage, clearing and exchange fees	465	463
Information processing and communications	442	415
Marketing and business development	134	150
Professional services	514	486
Other	487	672

Total non-interest expenses	6,054	7,052

Income from continuing operations before income taxes	1,738	2,855
Provision for income taxes	578	387

Income from continuing operations	1,160	2,468

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(5)	(8)
Provision for (benefit from) income taxes	(2)	(3)

Income (loss) from discontinued operations	(3)	(5)

Net income	$1,157	$2,463
Net income applicable to noncontrolling interests	23	69

Net income applicable to Morgan Stanley	$1,134	$2,394
Preferred stock dividends and other	79	80

Earnings applicable to Morgan Stanley common shareholders	$1,055	$2,314

Earnings per basic common share:
Income from continuing operations	$0.56	$1.21
Income (loss) from discontinued operations	—	(0.01)

Earnings per basic common share	$0.56	$1.20

Earnings per diluted common share:
Income from continuing operations	$0.55	$1.18
Income (loss) from discontinued operations	—	—

Earnings per diluted common share	$0.55	$1.18

Dividends declared per common share	$0.15	$0.10
Average common shares outstanding:
Basic	1,883,141,468	1,924,122,199
Diluted	1,914,840,943	1,962,996,441

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$1,157	$2,463
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$186	$(222)
Change in net unrealized gains on available for sale securities(2)	395	200
Pension, postretirement and other	1	2
Change in net debt valuation adjustments(3)	203	—

Total other comprehensive income (loss)	$785	$(20)

Comprehensive income	$1,942	$2,443
Net income applicable to noncontrolling interests	23	69
Other comprehensive income (loss) applicable to noncontrolling interests	55	(2)

Comprehensive income applicable to Morgan Stanley	$1,864	$2,376

(1)	Amounts include Provision for (benefit from) income taxes of $(115) million and $174 million.
(2)	Amounts include Provision for (benefit from) income taxes of $230 million and $121 million.
(3)

Debt valuation adjustments (“DVA”) represent the change in the fair value resulting from fluctuations in the Company’s credit spreads and other credit factors related to liabilities carried at fair value, primarily certain Long-term and Short-term borrowings. Amounts include Provision for (benefit from) income taxes of $120 million. See Notes 2 and 14 for further information.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Balance Sheet

(dollars in millions, except share data)

(unaudited)

	At March 31, 2016	At December 31, 2015
Assets
Cash and due from banks	$22,797	$19,827
Interest bearing deposits with banks	30,841	34,256
Trading assets, at fair value ($130,582 and $127,627 were pledged to various parties)	234,150	228,280
Investment securities (includes $68,167 and $66,759 at fair value)	77,592	71,983
Securities received as collateral, at fair value	8,813	11,225
Securities purchased under agreements to resell (includes $555 and $806 at fair value)	98,774	87,657
Securities borrowed	140,413	142,416
Customer and other receivables	44,762	45,407
Loans:
Held for investment (net of allowances of $330 and $225)	75,566	72,559
Held for sale	13,236	13,200
Goodwill	6,586	6,584
Intangible assets (net of accumulated amortization of $2,204 and $2,130) (includes $4 and $5 at fair value)	2,909	2,984
Other assets	51,058	51,087

Total assets	$807,497	$787,465

Liabilities
Deposits (includes $647 and $125 at fair value)	$157,591	$156,034
Short-term borrowings (includes $697 and $1,648 at fair value)	1,109	2,173
Trading liabilities, at fair value	115,766	109,139
Obligation to return securities received as collateral, at fair value	17,984	19,316
Securities sold under agreements to repurchase (includes $693 and $683 at fair value)	41,305	36,692
Securities loaned	17,140	19,358
Other secured financings (includes $2,623 and $2,854 at fair value)	9,316	9,464
Customer and other payables	194,003	186,626
Other liabilities and accrued expenses	13,304	18,711
Long-term borrowings (includes $36,008 and $33,045 at fair value)	162,804	153,768

Total liabilities	730,322	711,281

Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 14)	7,520	7,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,938,294,368 and 1,920,024,027	20	20
Additional paid-in capital	22,526	24,153
Retained earnings	50,272	49,204
Employee stock trusts	2,861	2,409
Accumulated other comprehensive loss	(1,238)	(1,656)
Common stock held in treasury, at cost, $0.01 par value (100,599,611 and 118,869,952 shares)	(3,090)	(4,059)
Common stock issued to employee stock trusts	(2,861)	(2,409)

Total Morgan Stanley shareholders’ equity	76,010	75,182
Noncontrolling interests	1,165	1,002

Total equity	77,175	76,184

Total liabilities and equity	$807,497	$787,465

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Changes in Total Equity

Three Months Ended March 31, 2016 and 2015

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2015	$7,520	$20	$24,153	$49,204	$2,409	$(1,656)	$(4,059)	$(2,409)	$1,002	$76,184
Cumulative adjustment for accounting change related to DVA(1)	—	—	—	312	—	(312)	—	—	—	—
Net adjustment for accounting change related to consolidation(2)	—	—	—	—	—	—	—	—	106	106
Net income applicable to Morgan Stanley	—	—	—	1,134	—	—	—	—	—	1,134
Net income applicable to non controlling interests	—	—	—	—	—	—	—	—	23	23
Dividends	—	—	—	(378)	—	—	—	—	—	(378)
Shares issued under employee plans and related tax effects	—	—	(1,627)	—	452	—	1,945	(452)	—	318
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(976)	—	—	(976)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	730	—	—	55	785
Other net decreases	—	—	—	—	—	—	—	—	(21)	(21)

BALANCE AT MARCH 31, 2016	$7,520	$20	$22,526	$50,272	$2,861	$(1,238)	$(3,090)	$(2,861)	$1,165	$77,175

BALANCE AT DECEMBER 31, 2014	$6,020	$20	$24,249	$44,625	$2,127	$(1,248)	$(2,766)	$(2,127)	$1,204	$72,104
Net income applicable to Morgan Stanley	—	—	—	2,394	—	—	—	—	—	2,394
Net income applicable to non controlling interests	—	—	—	—	—	—	—	—	69	69
Dividends	—	—	—	(279)	—	—	—	—	—	(279)
Shares issued under employee plans and related tax effects	—	—	(887)	—	304	—	1,398	(304)	—	511
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(839)	—	—	(839)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	(18)	—	—	(2)	(20)
Issuance of preferred stock	1,500	—	(7)	—	—	—	—	—	—	1,493
Other net increases	—	—	—	—	—	—	—	—	33	33

BALANCE AT MARCH 31, 2015	$7,520	$20	$23,355	$46,740	$2,431	$(1,266)	$(2,207)	$(2,431)	$1,304	$75,466

(1)

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, a cumulative catch up adjustment was recorded as of January 1, 2016 to move the cumulative DVA amount, net of noncontrolling interest and tax, related to outstanding liabilities under the fair value option election from Retained earnings into Accumulated other comprehensive income (loss) (“AOCI”). See Notes 2 and 14 for further information.

(2)

In accordance with the accounting update Amendments to the Consolidation Analysis, a net adjustment was recorded as of January 1, 2016 to consolidate or deconsolidate certain entities under the new guidance. See Note 2 for further information.

See Notes to Condensed Consolidated Financial Statements.

MORGAN STANLEY

Condensed Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,157	$2,463
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from equity method investments	(15)	(38)
Compensation payable in common stock and options	217	295
Depreciation and amortization	415	321
Net gain on sale of available for sale securities	(12)	(25)
Impairment charges	8	21
Provision for credit losses on lending activities	128	63
Other operating adjustments	93	56
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	5,814	11,414
Securities borrowed	2,003	(13,657)
Securities loaned	(2,218)	308
Customer and other receivables and other assets	899	(5,990)
Customer and other payables and other liabilities	2,153	8,052
Securities purchased under agreements to resell	(11,117)	(7,944)
Securities sold under agreements to repurchase	4,613	(8,394)

Net cash provided by (used for) operating activities	4,138	(13,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(315)	(320)
Changes in loans, net	(3,505)	(2,666)
Investment securities:
Purchases	(15,211)	(15,067)
Proceeds from sales	8,515	13,810
Proceeds from paydowns and maturities	1,536	1,290
Other investing activities	(136)	48

Net cash used for investing activities	(9,116)	(2,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	(1,064)	618
Noncontrolling interests	(5)	(2)
Other secured financings	(329)	399
Deposits	1,557	2,271
Proceeds from:
Excess tax benefits associated with stock-based awards	39	173
Derivatives financing activities	—	226
Issuance of preferred stock, net of issuance costs	—	1,493
Issuance of long-term borrowings	13,183	11,339
Payments for:
Long-term borrowings	(7,961)	(5,334)
Derivatives financing activities	(120)	(83)
Repurchases of common stock and employee tax withholdings	(976)	(839)
Cash dividends	(436)	(310)

Net cash provided by financing activities	3,888	9,951

Effect of exchange rate changes on cash and cash equivalents	645	(682)

Net decrease in cash and cash equivalents	(445)	(6,691)
Cash and cash equivalents, at beginning of period	54,083	46,984

Cash and cash equivalents, at end of period	$53,638	$40,293

Cash and cash equivalents include:
Cash and due from banks	$22,797	$19,683
Interest bearing deposits with banks	30,841	20,610

Cash and cash equivalents, at end of period	$53,638	$40,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $613 million and $580 million.

Cash payments for income taxes, net of refunds, were $122 million and $119 million.

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

For a description of the clients and principal products and services of each of the Company’s business segments, see Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the 2015 Form 10-K. Certain footnote disclosures included in the 2015 Form 10-K have been condensed or omitted from the condensed consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The condensed consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other entities in which the Company has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 12). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income attributable to noncontrolling interests for such subsidiaries is presented as Net income (loss) applicable to noncontrolling interests in the condensed consolidated statements of income. The portion of shareholders’ equity of such subsidiaries that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests, a component of total equity, in the condensed consolidated balance sheet.

For a discussion of the Company’s VIEs and its significant regulated U.S. and international subsidiaries, see Notes 1 and 2 to the consolidated financial statements in the 2015 Form 10-K. See also Note 2 herein.

Condensed Consolidated Statements of Income Presentation.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Condensed Consolidated Statements of Cash Flows Presentation.

The adoption of the accounting update, Amendments to the Consolidation Analysis (see Note 2), resulted in a net noncash increase in total assets of $126 million.

2.	Significant Accounting Policies.

For a detailed discussion about the Company’s significant accounting policies, see Note 2 to the consolidated financial statements in the 2015 Form 10-K.

During the quarter ended March 31, 2016, other than the following, there were no significant updates made to the Company’s significant accounting policies.

Accounting Standards Adopted.

The Company adopted the following accounting updates as of January 1, 2016.

•

Recognition and Measurement of Financial Assets and Financial Liabilities.    In January 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting update that changes the requirements for the recognition and measurement of financial assets and financial liabilities. The Company early adopted the provision in this guidance relating to liabilities measured at fair value pursuant to a fair value option election that requires presenting unrealized DVA in Other comprehensive income (loss) (“OCI”), a change from the previous requirement to present DVA in net income. Realized DVA amounts will be recycled from AOCI to Trading revenues. Prior period DVA amounts remain in Trading revenues as previously reported. A cumulative catch up adjustment, net of noncontrolling interests and tax, of $312 million was recorded as of January 1, 2016 to move the cumulative DVA loss amount from Retained earnings into AOCI.

Other provisions of this rule may not be early adopted and will be effective January 1, 2018, and are not expected to have a material impact on the condensed consolidated financial statements.

•

Amendments to the Consolidation Analysis.    In February 2015, the FASB issued an accounting update that provides a new consolidation model for certain entities, such as investment funds and limited partnerships. The adoption on January 1, 2016, increased total assets by $131 million, reflecting consolidations of $206 million net of deconsolidations of $75 million. The consolidations resulted primarily from certain merchant banking funds in Investment Management where the Company acts as a general partner.

•

Simplifying the Presentation of Debt Issuance Costs.    In April 2015, the FASB issued an accounting update that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance became effective for the Company beginning January 1, 2016 and did not have a material impact in the condensed consolidated financial statements.

The Company adopted the following accounting updates as of January 1, 2016, which did not have an impact in the condensed consolidated financial statements.

•	Simplifying the Accounting for Measurement-Period Adjustments.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

•	Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.

•	Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity.

•	Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.

3.	Fair Values.

Fair Value Measurements.

For a description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the consolidated financial statements in the 2015 Form 10-K. During the quarter ended March 31, 2016, there were no significant updates made to the Company’s valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Balance at March 31, 2016
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$23,545	$—	$—	$—	$23,545
U.S. agency securities	1,004	20,662	8	—	21,674

Total U.S. government and agency securities	24,549	20,662	8	—	45,219
Other sovereign government obligations	15,835	8,232	8	—	24,075
Corporate and other debt:
State and municipal securities	—	1,832	5	—	1,837
Residential mortgage-backed securities	—	1,337	292	—	1,629
Commercial mortgage-backed securities	—	1,029	59	—	1,088
Asset-backed securities	—	335	4	—	339
Corporate bonds	—	9,955	224	—	10,179
Collateralized debt and loan obligations	—	295	348	—	643
Loans and lending commitments(1)	—	3,640	6,185	—	9,825
Other debt	—	1,358	527	—	1,885

Total corporate and other debt	—	19,781	7,644	—	27,425
Corporate equities(2)	95,676	366	430	—	96,472
Derivative and other contracts:
Interest rate contracts	507	424,488	1,170	—	426,165
Credit contracts	—	19,563	738	—	20,301
Foreign exchange contracts	77	73,019	224	—	73,320
Equity contracts	768	43,027	735	—	44,530
Commodity contracts	2,925	10,648	4,045	—	17,618
Other	—	19	—	—	19
Netting(3)	(3,517)	(477,187)	(3,606)	(61,800)	(546,110)

Total derivative and other contracts	760	93,577	3,306	(61,800)	35,843
Investments(4):
Principal investments	22	20	743	—	785
Other	166	324	179	—	669

Total investments	188	344	922	—	1,454
Physical commodities	—	274	—	—	274

Total trading assets(4)	137,008	143,236	12,318	(61,800)	230,762

AFS securities	32,731	35,436	—	—	68,167
Securities received as collateral	8,811	2	—	—	8,813
Securities purchased under agreements to resell	—	555	—	—	555
Intangible assets	—	—	4	—	4

Total assets measured at fair value	$178,550	$179,229	$12,322	$(61,800)	$308,301

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Balance at March 31, 2016
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$624	$23	$—	$647
Short-term borrowings	—	697	—	—	697
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	10,553	—	—	—	10,553
U.S. agency securities	304	162	—	—	466

Total U.S. government and agency securities	10,857	162	—	—	11,019
Other sovereign government obligations	12,961	3,554	—	—	16,515
Corporate and other debt:
Corporate bonds	—	6,517	6	—	6,523
Lending commitments	—	2	1	—	3
Other debt	—	31	4	—	35

Total corporate and other debt	—	6,550	11	—	6,561
Corporate equities(2)	48,183	60	31	—	48,274
Derivative and other contracts:
Interest rate contracts	655	397,394	1,001	—	399,050
Credit contracts	—	19,806	1,461	—	21,267
Foreign exchange contracts	49	76,895	98	—	77,042
Equity contracts	487	44,825	2,567	—	47,879
Commodity contracts	2,493	9,401	2,845	—	14,739
Other	—	116	—	—	116
Netting(3)	(3,517)	(477,187)	(3,606)	(42,386)	(526,696)

Total derivative and other contracts	167	71,250	4,366	(42,386)	33,397

Total trading liabilities	72,168	81,576	4,408	(42,386)	115,766

Obligation to return securities received as collateral	17,980	3	1	—	17,984
Securities sold under agreements to repurchase	—	542	151	—	693
Other secured financings	—	2,169	454	—	2,623
Long-term borrowings	—	34,210	1,798	—	36,008

Total liabilities measured at fair value	$90,148	$119,821	$6,835	$(42,386)	$174,418

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Balance at December 31, 2015
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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

AFS—Available for sale

(1)

At March 31, 2016, Loans and lending commitments held at fair value consisted of $7,455 million of corporate loans, $1,727 million of residential real estate loans and $643 million of wholesale real estate loans. At December 31, 2015, Loans and lending commitments held at fair value consisted of $7,286 million of corporate loans, $1,885 million of residential real estate loans and $1,447 million of wholesale real estate loans.

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

(4)

Amounts exclude certain investments that are measured at fair value using the net asset value (“NAV”) per share, which are not classified in the fair value hierarchy. At March 31, 2016 and December 31, 2015, the fair value of these investments was $3,388 million and $3,843 million, respectively. For additional disclosure about such investments, see “Fair Value of Investments Measured at Net Asset Value” herein.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2016 and 2015, respectively. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the tables below do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Company within the Level 1 and/or Level 2 categories.

Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Roll-forward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis.

	Beginning Balance at December 31, 2015	Total Realized and Unrealized Gains (Losses)	Purchases (1)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2016	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2016
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$—	$5	$—	$—	$—	$—	$3	$8	$5
Other sovereign government obligations	4	—	—	(2)	—	—	6	8	—
Corporate and other debt:
State and municipal securities	19	—	—	(15)	—	—	1	5	—
Residential mortgage-backed securities	341	(24)	19	(67)	—	—	23	292	(17)
Commercial mortgage-backed securities	72	(9)	—	(15)	—	—	11	59	(9)
Asset-backed securities	25	(1)	1	(17)	—	—	(4)	4	—
Corporate bonds	267	44	17	(98)	—	—	(6)	224	28
Collateralized debt and loan obligations	430	(14)	114	(113)	—	—	(69)	348	(4)
Loans and lending commitments	5,936	(60)	952	(319)	—	(351)	27	6,185	(64)
Other debt	448	5	75	(9)	—	—	8	527	5

Total corporate and other debt	7,538	(59)	1,178	(653)	—	(351)	(9)	7,644	(61)
Corporate equities	433	11	78	(44)	—	—	(48)	430	6
Net derivative and other contracts(2):
Interest rate contracts	260	470	5	—	(14)	(30)	(522)	169	411
Credit contracts	(844)	28	—	—	—	67	26	(723)	24
Foreign exchange contracts	141	(61)	—	—	—	(105)	151	126	(38)
Equity contracts(3)	(2,031)	(135)	137	—	(128)	294	31	(1,832)	(12)
Commodity contracts	1,050	73	9	—	(61)	(57)	186	1,200	68

Total net derivative and other contracts	(1,424)	375	151	—	(203)	169	(128)	(1,060)	453
Investments:
Principal investments	486	(43)	365	(29)	—	(41)	5	743	(43)
Other	221	12	—	(25)	—	—	(29)	179	12

Total investments	707	(31)	365	(54)	—	(41)	(24)	922	(31)
Securities received as collateral	1	—	—	(1)	—	—	—	—	—
Intangible assets	5	—	—	(1)	—	—	—	4	(1)
Liabilities at Fair Value
Deposits	$19	$(2)	$—	$—	$2	$—	$—	$23	$(2)
Short-term borrowings	1	—	—	—	—	(1)	—	—	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	—	(4)	(2)	9	—	—	(5)	6	(4)
Lending commitments	—	(1)	—	—	—	—	—	1	(1)
Other debt	4	7	—	7	—	—	—	4	7

Total corporate and other debt	4	2	(2)	16	—	—	(5)	11	2
Corporate equities	17	(4)	(15)	13	—	—	12	31	(4)
Obligation to return securities received as collateral	1	—	—	—	—	—	—	1	—
Securities sold under agreements to repurchase	151	—	—	—	—	—	—	151	—
Other secured financings	461	(18)	—	—	47	(22)	(50)	454	(18)
Long-term borrowings	1,987	(46)	—	—	72	(79)	(228)	1,798	(45)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Beginning Balance at December 31, 2014	Total Realized and Unrealized Gains (Losses)	Purchases (1)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at March 31, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at March 31, 2015
	(dollars in millions)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$41	$1	$2	$(32)	$—	$—	$(1)	$11	$1
Corporate and other debt:
Residential mortgage-backed securities	175	17	58	(40)	—	—	86	296	12
Commercial mortgage-backed securities	96	(2)	96	(10)	—	—	—	180	(2)
Asset-backed securities	76	(2)	57	(29)	—	—	(35)	67	3
Corporate bonds	386	38	129	(141)	—	—	12	424	38
Collateralized debt and loan obligations	1,152	79	241	(397)	—	(253)	—	822	2
Loans and lending commitments	5,874	41	914	(213)	—	(1,807)	(20)	4,789	40
Other debt	285	(10)	68	(1)	—	(5)	149	486	2

Total corporate and other debt	8,044	161	1,563	(831)	—	(2,065)	192	7,064	95
Corporate equities	272	19	30	(98)	—	—	7	230	12
Net derivative and other contracts(2):
Interest rate contracts	(173)	128	6	—	(11)	65	(511)	(496)	119
Credit contracts	(743)	(247)	14	—	(30)	7	15	(984)	(252)
Foreign exchange contracts	151	62	—	—	—	97	(13)	297	62
Equity contracts(3)	(2,165)	(273)	33	—	(176)	(54)	163	(2,472)	(324)
Commodity contracts	1,146	295	—	—	—	(37)	(59)	1,345	262

Total net derivative and other contracts	(1,784)	(35)	53	—	(217)	78	(405)	(2,310)	(133)
Investments:
Principal investments	835	17	11	(34)	—	—	—	829	9
Other	323	(12)	2	(5)	—	—	83	391	(10)

Total investments	1,158	5	13	(39)	—	—	83	1,220	(1)
Securities received as collateral	—	—	33	—	—	—	—	33	—
Intangible assets	6	—	—	—	—	(1)	—	5	—
Liabilities at Fair Value
Trading liabilities:
Corporate and other debt:
Corporate bonds	$78	$(4)	$(1)	$8	$—	$—	$(66)	$23	$(4)
Lending commitments	5	5	—	—	—	—	—	—	5
Other debt	38	6	(11)	5	—	—	(3)	23	6

Total corporate and other debt	121	7	(12)	13	—	—	(69)	46	7
Corporate equities	45	1	—	7	—	—	(1)	50	1
Obligation to return securities received as collateral	—	—	—	33	—	—	—	33	—
Securities sold under agreements to repurchase	153	(1)	—	—	—	—	—	154	(1)
Other secured financings	149	(8)	—	—	—	(24)	—	133	1
Long-term borrowings	1,934	17	—	—	115	(142)	(152)	1,738	10

(1)	Loan originations and consolidations of VIEs are included in purchases.
(2)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Recurring Level 3 Fair Value Measurements Valuation Techniques and Sensitivity of Unobservable Inputs.

	Balance at March 31, 2016	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$292	Comparable pricing:
		Comparable bond price / (A)	0 to 79 points	27 points
Commercial mortgage-backed securities	59	Comparable pricing:
		Comparable bond price / (A)	0 to 9 points	1 point
Corporate bonds	224	Comparable pricing(3):
		Comparable bond price / (A)	3 to 118 points	63 points
		Comparable pricing:
		EBITDA multiple / (A)	5 to 10 times	7 times
Collateralized debt and loan obligations	348	Comparable pricing(3):
		Comparable bond price / (A)	55 to 100 points	66 points
		Correlation model:
		Credit correlation / (B)	27% to 60%	37%
Loans and lending commitments	6,185	Corporate loan model:
		Credit spread / (C)	323 to 989 bps	581 bps
		Margin loan model(3):
		Credit spread / (C)(D)	30 to 101 bps	74 bps
		Volatility skew / (C)(D)	19% to 53%	29%
		Discount rate / (C)(D)	1% to 9%	2%
		Option model:
		Volatility skew / (C)	-1%	-1%
		Comparable pricing:
		Comparable loan price / (A)	38 to 100 points	90 points
		Expected recovery:
		Asset coverage / (A)	48% to 100%	91%
		Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	6% to 7%	7%
		Capitalization rate / (C)(D)	4% to 10%	4%
Other debt	527	Comparable pricing:
		Comparable loan price / (A)	4 to 87 points	65 points
		Comparable pricing:
		Comparable bond price / (A)	7 points	7 points
		Option model:
		At the money volatility / (C)	16% to 53%	53%
		Margin loan model(3):
		Discount rate / (C)	1% to 2%	2%
Corporate equities	430	Comparable pricing:
		Comparable price / (A)	46% to 59%	54%
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
Net derivative and other contracts(4):
Interest rate contracts	169	Option model:
		Interest rate volatility concentration
		liquidity multiple / (C)(D)	2 times	2 times
		Interest rate—Foreign exchange
		correlation / (C)(D)	25% to 56%	42% /43%(5)
		Interest rate volatility skew / (A)(D)	31% to 116%	66% / 66%(5)
		Interest rate quanto correlation / (A)(D)	-9% to 35%	5% / -7%(5)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at March 31, 2016	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
		Interest rate curve correlation / (C)(D)	27% to 96%	69% / 75%(5)
		Inflation volatility / (A)(D)	58% to 60%	59% / 59%(5)
		Interest rate-Inflation correlation / (A)(D)	-40% to 42%	-41% / -41%(5)
Credit contracts	(723)	Comparable pricing:
		Cash synthetic basis / (C)(D)	5 to 12 points	10 points
		Comparable bond price / (C)(D)	0 to 75 points	24 points
		Correlation model(3):
		Credit correlation / (B)	29% to 90%	42%
Foreign exchange contracts(6)	126	Option model:
		Interest rate - Foreign exchange correlation / (C)(D)	25% to 56%	42% / 43%(5)
		Foreign exchange volatility skew / (C)(D)	-11% to 4%	0% /0%(5)
		Interest rate volatility skew / (A)(D)	31% to 116%	66% / 66%(5)
		Interest rate curve / (A)(D)	0%	0% / 0%(5)
Equity contracts(6)	(1,832)	Option model:
		At the money volatility / (A)(D)	7% to 86%	33%
		Volatility skew / (C)(D)	-5% to 0%	-1%
		Equity-Equity correlation / (A)(D)	40% to 97%	78%
		Equity-Foreign exchange correlation / (C)(D)	-60% to -21%	-36%
		Equity-Interest rate correlation / (C)(D)	-29% to 50%	17% / 8%(5)
Commodity contracts	1,200	Option model:
		Forward power price / (C)(D)	$1 to $93 per	$31 per
			megawatt hour	megawatt hour
		Commodity volatility / (A)(D)	7% to 55%	17%
		Cross commodity correlation / (C)(D)	43% to 99%	93%
Investments:
Principal investments	743	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	12% to 17%	14%
		Exit multiple / (A)(D)	8 to 14 times	8 times
		Market approach(3):
		EBITDA multiple / (A)(D)	6 to 26 times	11 times
		Forward capacity price / (A)(D)	$5 to $9	$7
		Comparable pricing:
		Comparable equity price / (A)	43% to 100%	81%
Other	179	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	9%	9%
		Exit multiple / (A)(D)	13 times	13 times
		Market approach:
		EBITDA multiple / (A)(D)	6 to 14 times	12 times
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
Liabilities at Fair Value
Securities sold under agreements to repurchase	151	Discounted cash flow:
		Funding spread / (A)	104 to 130 bps	120 bps
Other secured financings	454	Option model:
		Volatility skew / (C)	-1%	-1%
		Discounted cash flow(3):
		Discount rate / (C)	4% to 14%	5%
		Discounted cash flow:
		Funding spread / (A)	94 to 130 bps	112 bps

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at March 31, 2016	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Long-term borrowings	1,798	Option model(3):
		At the money volatility / (C)(D)	6% to 55%	28%
		Volatility skew / (C)(D)	-2% to 0%	-1%
		Equity-Equity correlation / (C)(D)	40% to 97%	73%
		Equity-Foreign exchange correlation / (A)(D)	-60% to -13%	-28%
		Option model:
		Interest rate volatility skew / (A)(D)	25% to 50%	38%
		Equity volatility discount / (C)(D)	10% to 20%	15%
		Option model:
		Interest rate-Foreign exchange correlation / (A)(D)	25% to 56%	42% / 43%(5)
		Correlation model:
		Credit correlation / (B)	29% to 60%	42%
		Comparable pricing:
		Comparable equity price / (A)	100%	100%

	Balance at December 31, 2015	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$341	Comparable pricing:
		Comparable bond price / (A)	0 to 75 points	32 points
Commercial mortgage-backed securities	72	Comparable pricing:
		Comparable bond price / (A)	0 to 9 points	2 point
Corporate bonds	267	Comparable pricing(3):
		Comparable bond price / (A)	3 to 119 points	90 points
		Comparable pricing:
		EBITDA multiple / (A)	7 to 9 times	8 times
		Structured bond model:
		Discount rate / (C)	15%	15%
Collateralized debt and loan obligations	430	Comparable pricing(3):
		Comparable bond price / (A)	47 to 103 points	67 points
		Correlation model:
		Credit correlation / (B)	39% to 60%	49%
Loans and lending commitments	5,936	Corporate loan model:
		Credit spread / (C)	250 to 866 bps	531 bps
		Margin loan model(3):
		Credit spread / (C)(D)	62 to 499 bps	145 bps
		Volatility skew / (C)(D)	14% to 70%	33%
		Discount rate / (C)(D)	1% to 4%	2%
		Option model:
		Volatility skew / (C)	-1%	-1%
		Comparable pricing:
		Comparable loan price / (A)	35 to 100 points	88 points
		Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	6% to 8%	7%
		Capitalization rate / (C)(D)	4% to 10%	4%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at December 31, 2015	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Other debt	448	Comparable pricing:
		Comparable loan price / (A)	4 to 84 points	59 points
		Comparable pricing:
		Comparable bond price / (A)	8 points	8 points
		Option model:
		At the money volatility / (C)	16% to 53%	53%
		Margin loan model(3):
		Discount rate / (C)	1%	1%
Corporate equities	433	Comparable pricing:
		Comparable price / (A)	50% to 80%	72%
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
		Market approach:
		EBITDA multiple / (A)	9 times	9 times
Net derivative and other contracts(4):
Interest rate contracts	260	Option model:
		Interest rate volatility concentration
		liquidity multiple / (C)(D)	0 to 3 times	2 times
		Interest rate - Foreign exchange correlation / (C)(D)	25% to 62%	43% / 43%(5)
		Interest rate volatility skew / (A)(D)	29% to 82%	43% / 40%(5)
		Interest rate quanto correlation / (A)(D)	-8% to 36%	5% / -6%(5)
		Interest rate curve correlation / (C)(D)	24% to 95%	60% / 69%(5)
		Inflation volatility / (A)(D)	58%	58% / 58%(5)
		Interest rate - Inflation correlation / (A)(D)	-41% to -39%	-41% / -41%(5)
Credit contracts	(844)	Comparable pricing:
		Cash synthetic basis / (C)(D)	5 to 12 points	9 points
		Comparable bond price / (C)(D)	0 to 75 points	24 points
		Correlation model(3):
		Credit correlation / (B)	39% to 97%	57%
Foreign exchange contracts(6)	141	Option model:
		Interest rate - Foreign exchange correlation / (C)(D)	25% to 62%	43% / 43%(5)
		Interest rate volatility skew / (A)(D)	29% to 82%	43% / 40%(5)
		Interest rate curve / (A)(D)	0%	0% / 0%(5)
Equity contracts(6)	(2,031)	Option model:
		At the money volatility / (A)(D)	16% to 65%	32%
		Volatility skew / (A)(D)	-3% to 0%	-1%
		Equity - Equity correlation / (C)(D)	40% to 99%	71%
		Equity - Foreign exchange correlation / (A)(D)	-60% to -11%	-39%
		Equity - Interest rate correlation / (C)(D)	-29% to 50%	16% / 8%(5)
Commodity contracts	1,050	Option model:
		Forward power price / (C)(D)	$3 to $91 per	$32 per
			megawatt hour	megawatt hour
		Commodity volatility / (A)(D)	10% to 92%	18%
		Cross commodity correlation / (C)(D)	43% to 99%	93%

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at December 31, 2015	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Investments:
Principal investments	486	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	16%	16%
		Exit multiple / (A)(D)	8 to 14 times	9 times
		Capitalization rate / (C)(D)	5% to 9%	6%
		Equity discount rate / (C)(D)	20% to 35%	26%
		Market approach(3):
		EBITDA multiple / (A)(D)	8 to 20 times	11 times
		Forward capacity price / (A)(D)	$ 5 to $9	$ 7
		Comparable pricing:
		Comparable equity price / (A)	43% to 100%	81%
Other	221	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	10%	10%
		Exit multiple / (A)(D)	13 times	13 times
		Market approach:
		EBITDA multiple / (A)	7 to 14 times	12 times
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
Liabilities at Fair Value
Securities sold under agreements to repurchase	$151	Discounted cash flow:
		Funding spread / (A)	86 to 116 bps	105 bps
Other secured financings	461	Option model:
		Volatility skew / (C)	-1%	-1%
		Discounted cash flow(3):
		Discount rate / (C)	4% to 13%	4%
		Discounted cash flow:
		Funding spread / (A)	95 to 113 bps	104 bps
Long-term borrowings	1,987	Option model(3):
		At the money volatility / (C)(D)	20% to 50%	29%
		Volatility skew / (A)(D)	-1% to 0%	-1%
		Equity - Equity correlation / (A)(D)	40% to 97%	77%
		Equity - Foreign exchange correlation / (C)(D)	-70% to -11%	-39%
		Option model:
		Interest rate volatility skew / (A)(D)	50%	50%
		Equity volatility discount / (A)(D)	10%	10%
		Correlation model:
		Credit correlation / (B)	40% to 60%	52%
		Comparable pricing:
		Comparable equity price / (A)	100%	100%

bps—Basis points.

EBITDA—Earnings before interest, taxes, depreciation and amortization.

(1)

The range of significant unobservable inputs is represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 79 points would be 79% of par. A basis point equals 1/100th of 1%; for example, 989 bps would equal 9.89%.

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
(4)

Credit valuation adjustments (“CVA”) and funding valuation adjustments (“FVA”) are included in the balance but excluded from the Valuation Technique(s) and Significant Unobservable Input(s) in the table above. CVA is a Level 3 input when the underlying counterparty credit curve is unobservable. FVA is a Level 3 input in its entirety given the lack of observability of funding spreads in the principal market.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

For a description of the Company’s significant unobservable inputs included in the March 31, 2016 and December 31, 2015 tables above for all major categories of assets and liabilities, see Note 3 to the consolidated financial statements in the 2015 Form 10-K. The following provides a description of an update to significant unobservable inputs included in the 2015 Form 10-K.

•

Asset Coverage—the ratio of a borrower’s underlying pledged assets less applicable costs relative to their outstanding debt (while considering the loan’s principal and the seniority and security of the loan commitment).

During the quarter ended March 31, 2016, there were no other significant updates made to the Company’s significant unobservable inputs.

Fair Value of Investments Measured at Net Asset Value.

For a description of the Company’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV, see Note 3 to the consolidated financial statements in the 2015 Form 10-K.

Investments in Certain Funds Measured at NAV per Share.

	At March 31, 2016		At December 31, 2015
	Fair Value	Commitment	Fair Value	Commitment
	(dollars in millions)
Private equity funds	$1,768	$467	$1,917	$538
Real estate funds	1,274	113	1,337	128
Hedge funds:
Long-short equity hedge funds	193	—	422	—
Fixed income/credit-related hedge funds	52	—	71	—
Event-driven hedge funds	2	—	2	—
Multi-strategy hedge funds	99	4	94	4

Total	$3,388	$584	$3,843	$670

Private Equity Funds and Real Estate Funds.

Investments in these funds generally are not redeemable due to the closed-ended nature of these funds. Instead, distributions from each fund will be received as the underlying investments of the funds are disposed and monetized.

Fair Value of Certain Funds by Projected Liquidation Timing.

	At March 31, 2016
Fund Type	Less than 5 years	5-10 years	Over 10 years	Total
	(dollars in millions)
Private equity funds	$141	$926	$701	$1,768
Real estate funds	97	708	469	1,274

Hedge Funds.

Investments in hedge funds may be subject to initial period lock-up restrictions or gates. A hedge fund lock-up provision is a provision that provides that, during a certain initial period, an investor may not make a withdrawal from the fund. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand on any redemption date.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fixed income/credit-related hedge funds, event-driven hedge funds and multi-strategy hedge funds are redeemable at least on a three-month period basis, primarily with a notice period of 90 days or less. At March 31, 2016, approximately 34% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 33% is redeemable every six months and 33% of these funds have a redemption frequency of greater than six months. At December 31, 2015, approximately 34% of the fair value amount of long-short equity hedge funds was redeemable at least quarterly, 51% is redeemable every six months and 15% of these funds have a redemption frequency of greater than six months. The notice period for long-short equity hedge funds at March 31, 2016 and December 31, 2015 was primarily greater than six months.

Lock-up Restrictions and Gates by Hedge Fund Type.

	At March 31, 2016
	Fair Value	Gate Restrictions	Remaining Exit Restriction Period
	(dollars in millions)
Long-short equity	$193	26%	Indefinite
Fixed income/credit-related	52	73%	Indefinite
Event-driven	2	N/A	N/A
Multi-strategy(1)	99	N/A	N/A

(1)	Approximately 21% of the fair value of multi-strategy investments is subject to lock-up restrictions, which have remaining periods primarily over three years at March 31, 2016.

Fair Value Option.

The Company elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.

Impact on Earnings of Transactions Under the Fair Value Option Election.

	Trading Revenues	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended March 31, 2016
Securities purchased under agreements to resell	$—	$2	$2
Deposits(1)	(2)	—	(2)
Short-term borrowings(1)	45	—	45
Securities sold under agreements to repurchase(1)	(9)	(2)	(11)
Long-term borrowings(1)	(965)	(139)	(1,104)

Three Months Ended March 31, 2015
Securities purchased under agreements to resell	$(1)	$—	$(1)
Short-term borrowings(2)	(40)	—	(40)
Securities sold under agreements to repurchase(2)	(2)	(1)	(3)
Long-term borrowings(2)	937	(132)	805

(1)

Gains (losses) are mainly attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for short-term and long-term borrowings before the impact of related hedges. In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized DVA gains of $323 million are recorded within OCI in the condensed consolidated statements of comprehensive income and not included in the above table for the quarter ended March 31, 2016. See Notes 2 and 14 for further information.

(2)

Gains (losses) recorded in Trading revenues for the quarter ended March 31, 2015 are attributable to DVA and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

MORGAN STANLEY—(Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In addition to the amounts in the above table, as discussed in Note 2 to the consolidated financial statements in the 2015 Form 10-K, instruments within Trading assets or Trading liabilities are measured at fair value. The amounts in the above table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

Short-Term and Long-Term Borrowings Measured at Fair Value on a Recurring Basis.

Business Unit Responsible for Risk Management	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Equity	$19,006	$17,789
Interest rates	15,657	14,255
Credit and foreign exchange	1,704	2,266
Commodities	338	383

Total	$36,705	$34,693

Gains (Losses) due to Changes in Instrument-Specific Credit Risk.

	Three Months Ended March 31,
	2016		2015
	Trading Revenues	OCI	Trading Revenues	OCI
	(dollars in millions)
Short-term and long-term borrowings(1)	$41	$319	$125	$—
Securities sold under agreements to repurchase(1)	—	4	—	—
Loans and other debt(2)	(100)	—	77	—
Lending commitments(3)	1	—	9	—

(1)

In accordance with the early adoption of a provision of the accounting update, Recognition and Measurement of Financial Assets and Financial Liabilities, for the quarter ended March 31, 2016 DVA gains (losses) are recorded in OCI when unrealized and in Trading revenues when realized. In the quarter ended March 31, 2015, the realized and unrealized DVA gains (losses) are recorded in Trading revenues. The cumulative impact of changes in the Company’s DVA and the pre-tax amount recognized in AOCI is a loss of $138 million at March 31, 2016. See Notes 2 and 14 for further information.

(2)	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) on lending commitments were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

Net Difference of Contractual Principal Amount Over Fair Value.

	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Loans and other debt(1)	$14,353	$14,095
Loans 90 or more days past due and/or on nonaccrual status(1)(2)	12,177	11,651
Short-term and long-term borrowings(3)	344	508

(1)

The majority of the difference between principal and fair value amounts for loans and other debt emanates from the distressed debt trading business, which purchases distressed debt at amounts well below par.

(2)

The aggregate fair value of loans that were in nonaccrual status was $2,267 million and $1,853 million at March 31, 2016 and December 31, 2015, respectively, which includes all loans 90 or more days past due of $887 million and $885 million at March 31, 2016 and December 31, 2015, respectively.

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.

	Carrying Value at March 31, 2016	Fair Value by Level			Total Gains (Losses) for the Three Months Ended March 31, 2016(1)
		Level 1	Level 2	Level 3
	(dollars in millions)
Assets:
Loans(2)	$6,515	$—	$3,359	$3,156	$(80)
Other assets—Other investments(3)	27	—	—	27	(3)
Other assets—Premises, equipment and software costs(4)	—	—	—	—	(5)

Total assets	$6,542	$—	$3,359	$3,183	$(88)

Liabilities:
Other liabilities and accrued expenses(2)	$459	$—	$379	$80	$(20)

Total liabilities	$459	$—	$379	$80	$(20)

	Carrying Value at March 31, 2015	Fair Value by Level			Total Gains (Losses) for the Three Months Ended March 31, 2015(1)
		Level 1	Level 2	Level 3
	(dollars in millions)
Assets:
Loans(2)	$3,346	$—	$2,521	$825	$(24)
Other assets—Other investments(3)	35	—	—	35	(2)
Other assets—Premises, equipment and software costs(4)	—	—	—	—	(19)

Total assets	$3,381	$—	$2,521	$860	$(45)

Liabilities:
Other liabilities and accrued expenses(2)	$245	$—	$203	$42	$(7)

Total liabilities	$245	$—	$203	$42	$(7)

(1)

Changes in the fair value of Loans and losses related to Other assets—Other investments are recorded within Other revenues in the condensed consolidated statements of income. Losses related to Other assets—Premises, equipment and software costs are recorded within Other expenses if not held for sale and within Other revenues if held for sale. Changes in the fair value of lending commitments reported in Other liabilities and accrued expenses that are designated as held for sale are recorded within Other revenues, whereas, changes in the fair value related to held for investment lending commitments are recorded within Other expenses.

(2)

Non-recurring changes in the fair value of loans and lending commitments held for investment were calculated using the value of the underlying collateral. Loans and lending commitments held for sale were calculated using recently executed transactions; market price quotations; valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments; or default recovery analysis where such transactions and quotations are unobservable.

(3)	Losses related to Other assets—Other investments were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.
(4)	Losses related to Other assets—Premises, equipment and software costs were determined primarily using a default recovery analysis.

Financial Instruments Not Measured at Fair Value.

For a further discussion of financial instruments not measured at fair value, see Note 3 to the consolidated financial statements in the 2015 Form 10-K.

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

	At March 31, 2016		Fair Value by Level
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)
Financial Assets:
Cash and due from banks	$22,797	$22,797	$22,797	$—	$—
Interest bearing deposits with banks	30,841	30,841	30,841	—	—
Investment securities—HTM securities	9,425	9,478	1,963	7,515	—
Securities purchased under agreements to resell	98,219	98,246	—	97,727	519
Securities borrowed	140,413	140,416	—	140,314	102
Customer and other receivables(1)	40,935	40,823	—	36,227	4,596
Loans(2)	88,802	89,831	—	21,858	67,973
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	31,808	31,808	31,808	—	—

Financial Liabilities:
Deposits	$156,944	$158,238	$—	$158,238	$—
Short-term borrowings	412	412	—	412	—
Securities sold under agreements to repurchase	40,612	40,684	—	38,701	1,983
Securities loaned	17,140	17,160	—	17,160	—
Other secured financings	6,693	6,704	—	5,355	1,349
Customer and other payables(1)	191,137	191,137	—	191,137	—
Long-term borrowings	126,796	128,520	—	128,520	—

	At December 31, 2015		Fair Value by Level
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)
Financial Assets:
Cash and due from banks	$19,827	$19,827	$19,827	$—	$—
Interest bearing deposits with banks	34,256	34,256	34,256	—	—
Investment securities—HTM securities	5,244	5,188	998	4,190	—
Securities purchased under agreements to resell	86,851	86,837	—	86,186	651
Securities borrowed	142,416	142,414	—	142,266	148
Customer and other receivables(1)	41,676	41,576	—	36,752	4,824
Loans(2)	85,759	86,423	—	19,241	67,182
Other assets—Cash deposited with clearing organizations orsegregated under federal and other regulations or requirements	31,469	31,469	31,469	—	—

Financial Liabilities:
Deposits	$155,909	$156,163	$—	$156,163	$—
Short-term borrowings	525	525	—	525	—
Securities sold under agreements to repurchase	36,009	36,060	—	34,150	1,910
Securities loaned	19,358	19,382	—	19,192	190
Other secured financings	6,610	6,610	—	5,333	1,277
Customer and other payables(1)	183,895	183,895	—	183,895	—
Long-term borrowings	120,723	123,219	—	123,219	—

HTM—Held to maturity.

(1)	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Amounts include all loans measured at fair value on a non-recurring basis.

At March 31, 2016 and December 31, 2015, notional amounts of approximately $98.1 billion and $99.5 billion, respectively, of the Company’s lending commitments were held for investment and held for sale, which are not included in the above table. The estimated fair value of such lending commitments was a liability of $2,062 million and $2,172 million, respectively, at March 31, 2016 and December 31, 2015. Had these commitments been accounted for at fair value, $1,660 million would have been categorized in Level 2 and $402 million in Level 3 at March 31, 2016, and $1,791 million would have been categorized in Level 2 and $381 million in Level 3 at December 31, 2015.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

4.	Derivative Instruments and Hedging Activities.

The Company trades and makes markets globally in listed futures, over-the-counter (“OTC”) swaps, forwards, options and other derivatives referencing, among other things, interest rates, currencies, investment grade and non-investment grade corporate credits, loans, bonds, U.S. and other sovereign securities, emerging market bonds and loans, credit indices, asset-backed security indices, property indices, mortgage-related and other asset-backed securities, and real estate loan products. For a further discussion of the Company’s derivative instruments and hedging activities, see Note 4 to the consolidated financial statements in the 2015 Form 10-K.

Fair Value, Notional and Offsetting of Derivative Instruments.

Fair Value, Notional and Offsetting of Derivative Assets and Liabilities.

	Derivative Assets at March 31, 2016
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$3,209	$2,897	$—	$6,106	$34,259	$57,400	$—	$91,659
Foreign exchange contracts	27	—	—	27	1,527	—	—	1,527

Total derivatives designated as accounting hedges	3,236	2,897	—	6,133	35,786	57,400	—	93,186

Derivatives not designated as accounting hedges(1):
Interest rate contracts	273,635	146,182	242	420,059	4,254,497	5,634,287	1,243,384	11,132,168
Credit contracts	16,774	3,527	—	20,301	535,066	157,290	—	692,356
Foreign exchange contracts	72,794	423	76	73,293	1,900,339	14,915	11,542	1,926,796
Equity contracts	21,174	—	23,356	44,530	288,517	—	259,466	547,983
Commodity contracts	13,786	—	3,832	17,618	67,085	—	82,933	150,018
Other	19	—	—	19	2,111	—	—	2,111

Total derivatives not designated as accounting hedges	398,182	150,132	27,506	575,820	7,047,615	5,806,492	1,597,325	14,451,432

Total gross derivatives(2)	$401,418	$153,029	$27,506	$581,953	$7,083,401	$5,863,892	$1,597,325	$14,544,618

Amounts offset:
Counterparty netting	(314,379)	(149,342)	(24,456)	(488,177)
Cash collateral netting	(55,371)	(2,562)	—	(57,933)

Total derivative assets at fair value included in Trading assets	$31,668	$1,125	$3,050	$35,843

Amounts not offset(3):
Financial instruments collateral	(10,299)	—	—	(10,299)
Other cash collateral	(13)	—	—	(13)

Net exposure	$21,356	$1,125	$3,050	$25,531

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Derivative Liabilities at March 31, 2016
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Foreign exchange contracts	$364	$28	$—	$392	$8,267	$783	$—	$9,050

Total derivatives designated as accounting hedges	364	28	—	392	8,267	783	—	9,050

Derivatives not designated as accounting hedges(1):
Interest rate contracts	251,687	147,016	347	399,050	3,943,566	5,517,043	903,713	10,364,322
Credit contracts	17,616	3,651	—	21,267	569,403	144,845	—	714,248
Foreign exchange contracts	76,098	503	49	76,650	1,960,735	15,602	6,107	1,982,444
Equity contracts	23,973	—	23,906	47,879	331,715	—	252,398	584,113
Commodity contracts	11,240	—	3,499	14,739	62,976	—	65,323	128,299
Other	116	—	—	116	4,858	—	—	4,858

Total derivatives not designated as accounting hedges	380,730	151,170	27,801	559,701	6,873,253	5,677,490	1,227,541	13,778,284

Total gross derivatives(2)	$381,094	$151,198	$27,801	$560,093	$6,881,520	$5,678,273	$1,227,541	$13,787,334

Amounts offset:
Counter party netting	(314,379)	(149,342)	(24,456)	(488,177)
Cash collateral netting	(36,868)	(1,651)	—	(38,519)

Total derivative liabilities at fair value included in Trading liabilities	$29,847	$205	$3,345	$33,397

Amounts not offset(3):
Financial instruments collateral	(8,368)	—	(308)	(8,676)
Other cash collateral	(4)	(25)	—	(29)

Net exposure	$21,475	$180	$3,037	$24,692

	Derivative Assets at December 31, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$2,825	$1,442	$—	$4,267	$36,999	$35,362	$—	$72,361
Foreign exchange contracts	166	1	—	167	5,996	167	—	6,163

Total derivatives designated as accounting hedges	2,991	1,443	—	4,434	42,995	35,529	—	78,524

Derivatives not designated as accounting hedges(4):
Interest rate contracts	220,289	101,276	212	321,777	4,348,002	5,748,525	1,218,645	11,315,172
Credit contracts	19,310	3,609	—	22,919	585,731	139,301	—	725,032
Foreign exchange contracts	64,438	295	55	64,788	1,907,290	13,402	7,715	1,928,407
Equity contracts	20,212	—	20,077	40,289	316,770	—	229,859	546,629
Commodity contracts	13,114	—	4,038	17,152	67,449	—	82,313	149,762
Other	219	—	—	219	5,684	—	—	5,684

Total derivatives not designated as accounting hedges	337,582	105,180	24,382	467,144	7,230,926	5,901,228	1,538,532	14,670,686

Total gross derivatives(2)	$340,573	$106,623	$24,382	$471,578	$7,273,921	$5,936,757	$1,538,532	$14,749,210

Amounts offset:
Counter party netting	(265,707)	(104,294)	(21,592)	(391,593)
Cash collateral netting	(50,335)	(1,037)	—	(51,372)

Total derivative assets at fair value included in Trading assets	$24,531	$1,292	$2,790	$28,613

Amounts not offset(3):
Financial instruments collateral	(9,190)	—	—	(9,190)
Other cash collateral	(9)	—	—	(9)

Net exposure	$15,332	$1,292	$2,790	$19,414

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Derivative Liabilities at December 31, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$20	$250	$—	$270	$3,560	$9,869	$—	$13,429
Foreign exchange contracts	56	6	—	62	4,604	455	—	5,059

Total derivatives designated as accounting hedges	76	256	—	332	8,164	10,324	—	18,488

Derivatives not designated as accounting hedges(4):
Interest rate contracts	203,004	103,852	283	307,139	4,030,039	5,682,322	1,077,710	10,790,071
Credit contracts	19,942	3,723	—	23,665	562,027	131,388	—	693,415
Foreign exchange contracts	65,034	232	22	65,288	1,868,015	13,322	2,655	1,883,992
Equity contracts	25,708	—	20,424	46,132	332,734	—	229,266	562,000
Commodity contracts	10,864	—	3,887	14,751	59,169	—	62,974	122,143
Other	43	—	—	43	4,114	—	—	4,114

Total derivatives not designated as accounting hedges	324,595	107,807	24,616	457,018	6,856,098	5,827,032	1,372,605	14,055,735

Total gross derivatives(2)	$324,671	$108,063	$24,616	$457,350	$6,864,262	$5,837,356	$1,372,605	$14,074,223

Amounts offset:
Counterparty netting	(265,707)	(104,294)	(21,592)	(391,593)
Cash collateral netting	(33,332)	(2,951)	—	(36,283)

Total derivative liabilities at fair value included in Trading liabilities	$25,632	$818	$3,024	$29,474

Amounts not offset(3):
Financial instruments collateral	(5,384)	—	(405)	(5,789)
Other cash collateral	(5)	—	—	(5)

Net exposure	$20,243	$818	$2,619	$23,680

(1)

Notional amounts include gross notionals related to open long and short futures contracts of $967.4 billion and $399.2 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $895 million and $371 million is included in Customer and other receivables and Customer and other payables, respectively, in the condensed consolidated balance sheet.

(2)

Amounts include $5.3 billion of derivative assets and $5.8 billion of derivative liabilities at March 31, 2016 and $4.2 billion of derivative assets and $5.2 billion of derivative liabilities at December 31, 2015, which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.

(3)

Amounts relate to master netting agreements and collateral agreements that have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

(4)

Notional amounts include gross notionals related to open long and short futures contracts of $1,009.5 billion and $653.0 billion, respectively. The unsettled fair value on these futures contracts (excluded from the table above) of $1,145 million and $437 million is included in Customer and other receivables and Customer and other payables, respectively, in the condensed consolidated balance sheet.

For information related to offsetting of certain collateralized transactions, see Note 6.

Gains (Losses) on Fair Value Hedges.

	Gains (Losses) Recognized in Interest Expense
	Three Months Ended March 31,
Product Type	2016	2015
	(dollars in millions)
Derivatives	$2,150	$758
Borrowings	(2,289)	(843)

Total	$(139)	$(85)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Gains (Losses) on Derivatives Designated as Net Investment Hedges.

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended March 31,
Product Type	2016	2015
	(dollars in millions)
Foreign exchange contracts(1)	$(224)	$262

(1)

Losses of $20 million and $44 million related to the forward points on the hedging instruments were excluded from hedge effectiveness testing and recognized in Interest income during the quarters ended March 31, 2016 and 2015, respectively.

Gains (Losses) on Trading Instruments.

The table below summarizes gains and losses included in Trading revenues in the condensed consolidated statements of income from trading activities. These activities include revenues related to derivative and non-derivative financial instruments. The Company generally utilizes financial instruments across a variety of product types in connection with their market-making and related risk management strategies. Accordingly, the trading revenues presented below are not representative of the manner in which the Company manages its business activities and are prepared in a manner similar to the presentation of trading revenues for regulatory reporting purposes.

	Gains (Losses) Recognized in Trading Revenues
	Three Months Ended March 31,
Product Type	2016	2015
	(dollars in millions)
Interest rate contracts	$306	$570
Foreign exchange contracts	237	345
Equity security and index contracts(1)	1,330	1,595
Commodity and other contracts(2)	(144)	676
Credit contracts	336	339

Subtotal	$2,065	$3,525
Debt valuation adjustments(3)	—	125

Total trading revenue	$2,065	$3,650

(1)	Dividend income is included within equity security and index contracts.
(2)	Other contracts represent contracts not reported as interest rate, foreign exchange, equity security and index or credit contracts.
(3)

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized DVA gains (losses) in the quarter ended March 31, 2016 are recorded within OCI in the condensed consolidated statements of comprehensive income. In the quarter ended March 31, 2015, the DVA gains (losses) were recorded within Trading revenues in the condensed consolidated statements of income. See Notes 2 and 14 for further information.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

OTC Derivative Products—Trading Assets.

Counterparty Credit Rating and Remaining Maturity of OTC Derivative Assets.

	Fair Value at March 31, 2016(1)
	Contractual Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post- collateral(4)
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$182	$567	$1,344	$4,683	$(5,272)	$1,504	$1,425
AA	2,524	1,488	1,750	12,747	(13,148)	5,361	3,045
A	10,143	7,440	4,984	26,567	(38,249)	10,885	7,603
BBB	4,953	4,487	2,246	13,055	(16,119)	8,622	6,426
Non-investment grade	5,065	2,804	1,277	5,024	(7,762)	6,408	3,982

Total	$22,867	$16,786	$11,601	$62,076	$(80,550)	$32,780	$22,481

	Fair Value at December 31, 2015(1)
	Contractual Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post- collateral(4)
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$203	$453	$827	$3,665	$(4,319)	$829	$715
AA	2,689	2,000	1,876	9,223	(10,981)	4,807	2,361
A	9,748	8,191	4,774	20,918	(34,916)	8,715	5,448
BBB	3,614	4,863	1,948	11,801	(15,086)	7,140	4,934
Non-investment grade	3,982	2,333	1,157	3,567	(6,716)	4,323	3,166

Total	$20,236	$17,840	$10,582	$49,174	$(72,018)	$25,814	$16,624

(1)	Fair values shown represent the Company’s net exposure to counterparties related to its OTC derivative products.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department.
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

At March 31, 2016
(dollars in millions)
Net derivative liabilities	$28,798
Collateral posted	24,146

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard &

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Poor’s Ratings Services (“S&P”). The table below shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.

Incremental Collateral or Termination Payments upon Potential Future Ratings Downgrade.

At March 31, 2016(1)
(dollars in millions)
One-notch downgrade	$1,148
Two-notch downgrade	1,496

(1)

Amounts include $1,666 million related to bilateral arrangements between the Company and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are used by the Company to manage the risk of counterparty downgrades.

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

Notional and Fair Value of Protection Sold and Protection Purchased through Credit Default Swaps.

	At March 31, 2016
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$402,123	$1,055	$387,777	$(1,100)
Index and basket credit default swaps	214,815	(39)	181,184	(193)
Tranched index and basket credit default swaps	68,229	(1,143)	152,476	2,386

Total	$685,167	$(127)	$721,437	$1,093

	At December 31, 2015
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$420,806	$1,980	$405,361	$(2,079)
Index and basket credit default swaps	199,688	(102)	173,936	(82)
Tranched index and basket credit default swaps	69,025	(1,093)	149,631	2,122

Total	$689,519	$785	$728,928	$(39)

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Credit Ratings of Reference Obligation and Maturities of Credit Protection Sold.

	At March 31, 2016
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
Investment grade	$87,072	$123,998	$57,920	$13,162	$282,152	$(1,367)
Non-investment grade	41,992	52,389	22,907	2,683	119,971	2,422

Total	$129,064	$176,387	$80,827	$15,845	$402,123	$1,055

Index and basket credit default swaps:
Investment grade	$32,276	$59,013	$45,293	$19,020	$155,602	$(1,802)
Non-investment grade	53,291	44,154	12,657	17,340	127,442	620

Total	$85,567	$103,167	$57,950	$36,360	$283,044	$(1,182)

Total credit default swaps sold	$214,631	$279,554	$138,777	$52,205	$685,167	$(127)

Other credit contracts	27	44	5	323	399	(2)

Total credit derivatives and other credit contracts	$214,658	$279,598	$138,782	$52,528	$685,566	$(129)

	At December 31, 2015
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps:
Investment grade	$84,543	$138,467	$63,754	$12,906	$299,670	$(1,831)
Non-investment grade	38,054	56,261	24,432	2,389	121,136	3,811

Total	$122,597	$194,728	$88,186	$15,295	$420,806	$1,980

Index and basket credit default swaps:
Investment grade	$33,507	$59,403	$45,505	$5,327	$143,742	$(1,977)
Non-investment grade	52,590	43,899	15,480	13,002	124,971	782

Total	$86,097	$103,302	$60,985	$18,329	$268,713	$(1,195)

Total credit default swaps sold	$208,694	$298,030	$149,171	$33,624	$689,519	$785

Other credit contracts	19	107	2	332	460	(24)

Total credit derivatives and other credit contracts	$208,713	$298,137	$149,173	$33,956	$689,979	$761

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.

Purchased Credit Protection with Identical Underlying Reference Obligations.

For single name and non-tranched index and basket credit default swaps, the Company has purchased protection with a notional amount of approximately $566.4 billion and $577.7 billion at March 31, 2016 and December 31, 2015, respectively, compared with a notional amount of approximately $614.9 billion and $619.5 billion (included in the tables above) at March 31, 2016 and December 31, 2015, respectively, of credit protection sold with identical underlying reference obligations.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For further information on credit derivatives and other credit contracts, see Note 4 to the consolidated financial statements in the 2015 Form 10-K.

5.	Investment Securities.

The following tables present information about the Company’s AFS securities, which are carried at fair value, and HTM securities, which are carried at amortized cost. The net unrealized gains or losses on AFS securities are reported on an after-tax basis as a component of AOCI.

AFS and HTM Securities.

	At March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$31,808	$151	$1	$31,958
U.S. agency securities(1)	21,662	127	35	21,754

Total U.S. government and agency securities	53,470	278	36	53,712
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,154	4	38	2,120
Non-agency	2,164	23	14	2,173
Auto loan asset-backed securities	2,328	2	1	2,329
Corporate bonds	3,930	47	7	3,970
Collateralized loan obligations	502	—	10	492
FFELP student loan asset-backed securities(2)	3,489	—	127	3,362

Total corporate and other debt	14,567	76	197	14,446

Total AFS debt securities	68,037	354	233	68,158

AFS equity securities	15	—	6	9

Total AFS securities	68,052	354	239	68,167
HTM securities:
U.S. government securities:
U.S. Treasury securities	1,953	10	—	1,963
U.S. agency securities(1)	7,472	44	1	7,515

Total HTM securities	9,425	54	1	9,478

Total Investment securities	$77,477	$408	$240	$77,645

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$31,555	$5	$143	$31,417
U.S. agency securities(1)	21,103	29	156	20,976

Total U.S. government and agency securities	52,658	34	299	52,393
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,906	1	60	1,847
Non-agency	2,220	3	25	2,198
Auto loan asset-backed securities	2,556	—	9	2,547
Corporate bonds	3,780	5	30	3,755
Collateralized loan obligations	502	—	7	495
FFELP student loan asset-backed securities(2)	3,632	—	115	3,517

Total corporate and other debt	14,596	9	246	14,359

Total AFS debt securities	67,254	43	545	66,752

AFS equity securities	15	—	8	7

Total AFS securities	67,269	43	553	66,759
HTM securities:
U.S. government securities:
U.S. Treasury securities	1,001	—	3	998
U.S. agency securities(1)	4,223	1	34	4,190

Total HTM securities	5,224	1	37	5,188

Total Investment securities	$72,493	$44	$590	$71,947

(1)	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
(2)	FFELP—Federal Family Education Loan Program. Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Investment Securities in an Unrealized Loss Position.

	At March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$1,812	$1	$—	$—	$1,812	$1
U.S. agency securities	5,385	12	2,518	23	7,903	35

Total U.S. government and agency securities	7,197	13	2,518	23	9,715	36
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	328	1	1,206	37	1,534	38
Non-agency	440	1	656	13	1,096	14
Auto loan asset-backed securities	1,003	1	227	—	1,230	1
Corporate bonds	461	3	388	4	849	7
Collateralized loan obligations	—	—	492	10	492	10
FFELP student loan asset-backed securities	1,678	51	1,661	76	3,339	127

Total corporate and other debt	3,910	57	4,630	140	8,540	197

Total AFS debt securities	11,107	70	7,148	163	18,255	233

AFS equity securities	10	6	—	—	10	6

Total AFS securities	11,117	76	7,148	163	18,265	239

HTM securities:
U.S. government and agency securities:
U.S. agency securities	777	1	393	—	1,170	1

Total HTM securities	777	1	393	—	1,170	1

Total Investment securities	$11,894	$77	$7,541	$163	$19,435	$240

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$25,994	$126	$2,177	$17	$28,171	$143
U.S. agency securities	14,242	135	639	21	14,881	156

Total U.S. government and agency securities	40,236	261	2,816	38	43,052	299
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,185	44	422	16	1,607	60
Non-agency	1,479	21	305	4	1,784	25
Auto loan asset-backed securities	1,644	7	881	2	2,525	9
Corporate bonds	2,149	19	525	11	2,674	30
Collateralized loan obligations	352	5	143	2	495	7
FFELP student loan asset-backed securities	2,558	79	929	36	3,487	115

Total corporate and other debt	9,367	175	3,205	71	12,572	246

Total AFS debt securities	49,603	436	6,021	109	55,624	545

AFS equity securities	7	8	—	—	7	8

Total AFS securities	49,610	444	6,021	109	55,631	553

HTM securities:
U.S. government and agency securities:
U.S. Treasury securities	898	3	—	—	898	3
U.S. agency securities	3,677	34	—	—	3,677	34

Total HTM securities	4,575	37	—	—	4,575	37

Total Investment securities	$54,185	$481	$6,021	$109	$60,206	$590

As discussed in Note 2 to the consolidated financial statements in the 2015 Form 10-K, AFS and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Company’s ongoing assessment of temporary versus other-than-temporarily impaired at the individual security level.

The Company believes there are no securities in an unrealized loss position that are other-than-temporarily-impaired at March 31, 2016 and December 31, 2015 for the reasons discussed below.

For AFS debt securities, the Company does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of amortized cost basis. For AFS and HTM debt securities, the securities have not experienced credit losses as the net unrealized losses reported in the table above are primarily due to higher interest rates since those securities were purchased. Additionally, the Company does not expect to experience a credit loss based on consideration of the relevant information (as discussed in Note 2 to the consolidated financial statements in the 2015 Form 10-K), including for U.S. government and agency securities, the existence of an explicit and implicit guarantee provided by the U.S. government. The risk of credit loss on securities in an unrealized loss position is considered minimal because all of the Company’s agency securities as well as asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”) are highly rated and because corporate bonds are all investment grade.

For AFS equity securities, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Amortized Cost, Fair Value and Annualized Average Yield of Investment Securities by Contractual Maturity Dates.

	At March 31, 2016
	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$5,194	$5,198	0.7%
After 1 year through 5 years	25,757	25,885	1.0%
After 5 years through 10 years	857	875	1.8%

Total	31,808	31,958

U.S. agency securities:
After 1 year through 5 years	2,774	2,775	0.5%
After 5 years through 10 years	1,534	1,560	1.9%
After 10 years	17,354	17,419	1.7%

Total	21,662	21,754

Total U.S. government and agency securities	53,470	53,712	1.2%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
Due within 1 year	102	102	0.8%
After 1 year through 5 years	461	461	0.9%
After 5 years through 10 years	545	546	1.3%
After 10 years	1,046	1,011	1.6%

Total	2,154	2,120

Non-agency:
After 10 years	2,164	2,173	1.9%

Total	2,164	2,173

Auto loan asset-backed securities:
Due within 1 year	24	24	0.8%
After 1 year through 5 years	2,146	2,146	1.2%
After 5 years through 10 years	158	159	1.5%

Total	2,328	2,329

Corporate bonds:
Due within 1 year	534	535	1.2%
After 1 year through 5 years	2,660	2,678	1.7%
After 5 years through 10 years	736	757	2.7%

Total	3,930	3,970

Collateralized loan obligations:
After 5 years through 10 years	502	492	1.5%

Total	502	492

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At March 31, 2016
	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
FFELP student loan asset-backed securities:
After 1 year through 5 years	72	72	0.6%
After 5 years through 10 years	756	737	0.9%
After 10 years	2,661	2,553	0.9%

Total	3,489	3,362

Total corporate and other debt	14,567	14,446	1.4%

Total AFS debt securities	68,037	68,158	1.3%

AFS equity securities	15	9	—%

Total AFS securities	68,052	68,167	1.3%

HTM securities:
U.S. government securities:
U.S. Treasury securities:
Due within 1 year	200	200	0.7%
After 1 year through 5 years	1,408	1,418	1.1%
After 5 years through 10 years	345	345	1.8%

Total	1,953	1,963

U.S. agency securities:
After 10 years	7,472	7,515	2.1%

Total	7,472	7,515

Total HTM securities	9,425	9,478	1.9%

Total Investment securities	$77,477	$77,645	1.3%

See Note 12 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan ABS, CLO and FFELP student loan ABS.

Gross Realized Gains and Gross Realized (Losses) on Sales of AFS Securities.

	Three Months Ended
	March 31,
	2016	2015
	(dollars in millions)
Gross realized gains	$14	$29
Gross realized (losses)	(2)	(4)

Total	$12	$25

Gross realized gains and losses are recognized in Other revenues in the condensed consolidated statements of income.

6.	Collateralized Transactions.

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions. For further discussion of the Company’s collateralized transactions, see Note 6 to the consolidated financial statements in the 2015 Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Offsetting of Certain Collateralized Transactions.

	At March 31, 2016
	Gross Amounts(1)	Amounts Offset	Net Amounts Presented	Amounts Not Offset(2)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$159,780	$(61,006)	$98,774	$(96,204)	$2,570
Securities borrowed	146,262	(5,849)	140,413	(131,872)	8,541

Liabilities
Securities sold under agreements to repurchase	$102,311	$(61,006)	$41,305	$(34,928)	$6,377
Securities loaned	22,989	(5,849)	17,140	(16,849)	291

	At December 31, 2015
	Gross Amounts(1)	Amounts Offset	Net Amounts Presented	Amounts Not Offset(2)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$135,714	$(48,057)	$87,657	$(84,752)	$2,905
Securities borrowed	147,445	(5,029)	142,416	(134,250)	8,166

Liabilities
Securities sold under agreements to repurchase	$84,749	$(48,057)	$36,692	$(31,604)	$5,088
Securities loaned	24,387	(5,029)	19,358	(18,881)	477

(1)

Amounts include $2.5 billion of Securities purchased under agreements to resell, $4.4 billion of Securities borrowed, $6.2 billion of Securities sold under agreements to repurchase and $0.1 billion of Securities loaned at March 31, 2016 and $2.6 billion of Securities purchased under agreements to resell, $3.0 billion of Securities borrowed and $4.9 billion of Securities sold under agreements to repurchase at December 31, 2015, which are either not subject to master netting agreements or are subject to such agreements but the Company has not determined the agreements to be legally enforceable.

(2)

Amounts relate to master netting agreements that have been determined by the Company to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For information related to offsetting of derivatives, see Note 4.

Secured Financing Transactions—Maturities and Collateral Pledged.

Gross Secured Financing Balances by Remaining Contractual Maturity.

	At March 31, 2016
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
	(dollars in millions)
Securities sold under agreements to repurchase(1)	$36,220	$18,088	$20,689	$27,314	$102,311
Securities loaned(1)	11,911	866	2,241	7,971	22,989

Gross amount of secured financing included in the above offsetting disclosure	$48,131	$18,954	$22,930	$35,285	$125,300
Obligation to return securities received as collateral	17,984	—	—	—	17,984

Total	$66,115	$18,954	$22,930	$35,285	$143,284

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2015
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
	(dollars in millions)
Securities sold under agreements to repurchase(1)	$20,410	$25,245	$13,221	$25,873	$84,749
Securities loaned(1)	12,247	478	2,156	9,506	24,387

Gross amount of secured financing included in the above offsetting disclosure	$32,657	$25,723	$15,377	$35,379	$109,136
Obligation to return securities received as collateral	19,316	—	—	—	19,316

Total	$51,973	$25,723	$15,377	$35,379	$128,452

(1)	Amounts are presented on a gross basis, prior to netting in the condensed consolidated balance sheet.

Gross Secured Financing Balances by Class of Collateral Pledged.

	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Securities sold under agreements to repurchase(1)
U.S. government and agency securities	$42,323	$36,609
State and municipal securities	1,151	173
Other sovereign government obligations	31,765	24,820
Asset-backed securities	356	441
Corporate and other debt	6,283	4,020
Corporate equities	19,740	18,473
Other	693	213

Total securities sold under agreements to repurchase	$102,311	$84,749

Securities loaned(1)
U.S. government and agency securities	$34	$—
Other sovereign government obligations	5,907	7,336
Corporate and other debt	91	71
Corporate equities	16,935	16,972
Other	22	8

Total securities loaned	$22,989	$24,387

Gross amount of secured financing included in the above offsetting disclosure	$125,300	$109,136

Obligation to return securities received as collateral
Corporate and other debt	$—	$3
Corporate equities	17,981	19,313
Other	3	—

Total obligation to return securities received as collateral	$17,984	$19,316

Total	$143,284	$128,452

(1)	Amounts are presented on a gross basis, prior to netting in the condensed consolidated balance sheet.

Trading Assets Pledged.

The Company pledges its trading assets to collateralize repurchase agreements and other secured financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

parties) in the condensed consolidated balance sheet. At March 31, 2016 and December 31, 2015, the carrying value of Trading assets that have been loaned or pledged to counterparties, where those counterparties do not have the right to sell or repledge the collateral, were $41.9 billion and $35.0 billion, respectively.

Collateral Received.

The Company receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Company additionally receives securities as collateral in connection with certain securities-for-securities transactions in which it is the lender. In instances where the Company is permitted to sell or repledge these securities, it reports the fair value of the collateral received and the related obligation to return the collateral in its condensed consolidated balance sheet. At March 31, 2016 and December 31, 2015, the total fair value of financial instruments received as collateral where the Company is permitted to sell or repledge the securities was $537.7 billion and $522.6 billion, respectively, and the fair value of the portion that had been sold or repledged was $415.9 billion and $398.1 billion, respectively.

Other.

The Company also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the condensed consolidated balance sheet. Under these agreements and transactions, the Company receives collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Company. The Company monitors required margin levels and established credit terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. At March 31, 2016 and December 31, 2015, the amounts related to margin lending were approximately $24.6 billion and $25.3 billion, respectively.

For a further discussion of the Company’s margin lending activities, see Note 6 to the consolidated financial statements in the 2015 Form 10-K.

The Company has additional secured liabilities. For further discussion of other secured financings, see Note 10.

Cash and Securities Deposited with Clearing Organizations or Segregated.

	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Securities(1)	$18,909	$14,390
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	31,808	31,469

Total	$50,717	$45,859

(1)

Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Securities purchased under agreements to resell and Trading assets in the condensed consolidated balance sheet.

7.	Loans and Allowance for Credit Losses.

Loans.

The Company’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at the lower of cost or fair value in the condensed consolidated balance sheet. For a further description of these loans, refer to Note 7 to the consolidated financial statements in the 2015 Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Loans Held for Investment and Held for Sale.

	At March 31, 2016			At December 31, 2015
Loans by Product Type	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)
	(dollars in millions)
Corporate loans	$25,126	$12,000	$37,126	$23,554	$11,924	$35,478
Consumer loans	22,174	—	22,174	21,528	—	21,528
Residential real estate loans	21,780	99	21,879	20,863	104	20,967
Wholesale real estate loans	6,816	1,137	7,953	6,839	1,172	8,011

Total loans, gross of allowance for loan losses	75,896	13,236	89,132	72,784	13,200	85,984
Allowance for loan losses	(330)	—	(330)	(225)	—	(225)

Total loans, net of allowance for loan losses	$75,566	$13,236	$88,802	$72,559	$13,200	$85,759

(1)	Amounts include loans that are made to non-U.S. borrowers of $9,470 million and $9,789 million at March 31, 2016 and December 31, 2015, respectively.
(2)

Loans at fixed interest rates and floating or adjustable interest rates were $9,384 million and $79,418 million, respectively, at March 31, 2016 and $8,471 million and $77,288 million, respectively, at December 31, 2015.

See Note 3 for further information regarding Loans and lending commitments held at fair value.

Credit Quality.

For a further discussion about the Company’s evaluation of credit transactions and monitoring and credit quality indicators, see Note 7 to the consolidated financial statements in the 2015 Form 10-K.

Credit Quality Indicators for Loans Held for Investment, Gross of Allowance for Loan Losses, by Product Type.

	At March 31, 2016
	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$23,129	$22,174	$21,745	$6,816	$73,864
Special mention	437	—	—	—	437
Substandard	1,454	—	35	—	1,489
Doubtful	106	—	—	—	106
Loss	—	—	—	—	—

Total loans	$25,126	$22,174	$21,780	$6,816	$75,896

	At December 31, 2015
	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$22,040	$21,528	$20,828	$6,839	$71,235
Special mention	300	—	—	—	300
Substandard	1,202	—	35	—	1,237
Doubtful	12	—	—	—	12
Loss	—	—	—	—	—

Total loans	$23,554	$21,528	$20,863	$6,839	$72,784

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Allowance for Credit Losses and Impaired Loans.

For factors considered by the Company in determining the allowance for loan losses and impairments, see Notes 2 and 7 to the consolidated financial statements in the 2015 Form 10-K.

Impaired and Past Due Loans Held for Investment.

	At March 31, 2016			At December 31, 2015
Loans by Product Type	Corporate	Residential Real Estate	Total	Corporate	Residential Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$245	$—	$245	$39	$—	$39
Impaired loans without allowance(1)	382	18	400	89	17	106
Impaired loans unpaid principal balance	636	20	656	130	19	149
Past due 90 days loans and on nonaccrual	1	18	19	1	21	22

(1)

At March 31, 2016 and December 31, 2015, no allowance was outstanding for these loans as the present value of the expected future cash flows (or, alternatively, the observable market price of the loan or the fair value of the collateral held) equaled or exceeded the carrying value.

	At March 31, 2016				At December 31, 2015
Loans by Region	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total
	(dollars in millions)
Impaired loans	$572	$23	$50	$645	$108	$12	$25	$145
Past due 90 days loans and on nonaccrual	19	—	—	19	22	—	—	22
Allowance for loan losses	261	43	26	330	183	34	8	225

EMEA—Europe,	Middle East and Africa.

Troubled Debt Restructurings.

At March 31, 2016 and December 31, 2015, the impaired loans and lending commitments within held for investment include TDRs of $54.8 million and $44.0 million related to loans and $22.3 million and $34.8 million related to lending commitments, respectively, within corporate loans. At March 31, 2016 and December 31, 2015, the Company recorded an allowance of $8.5 million and $5.1 million, respectively, against these TDRs. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants, and payment extensions.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Allowance for Credit Losses on Lending Activities.

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for Loan Losses.
Balance at December 31, 2015	$166	$5	$17	$37	$225
Gross charge-offs	—	—	—	—	—
Gross recoveries	—	—	—	—	—

Net recoveries/(charge-offs)	—	—	—	—	—

Provision for (release of) loan losses(1)	109	(1)	2	2	112
Other(2)	(7)	—	—	—	(7)

Balance at March 31, 2016	$268	$4	$19	$39	$330

Allowance for Loan Losses by Impairment Methodology.
Inherent	$160	$4	$19	$39	$222
Specific	108	—	—	—	108

Total allowance for loan losses at March 31, 2016	$268	$4	$19	$39	$330

Loans Evaluated by Impairment Methodology(3).
Inherent	$24,499	$22,174	$21,762	$6,816	$75,251
Specific	627	—	18	—	645

Total loans evaluated at March 31, 2016	$25,126	$22,174	$21,780	$6,816	$75,896

Allowance for Lending Commitments.
Balance at December 31, 2015	$180	$1	$—	$4	$185
Provision for lending commitments(4)	15	—	—	1	16

Balance at March 31, 2016	$195	$1	$—	$5	$201

Allowance for Lending Commitments by Impairment Methodology.
Inherent	$184	$1	$—	$5	$190
Specific	11	—	—	—	11

Total allowance for lending commitments at March 31, 2016	$195	$1	$—	$5	$201

Lending Commitments Evaluated by Impairment Methodology(3).
Inherent	$65,682	$5,066	$327	$380	$71,455
Specific	136	—	—	—	136

Total lending commitments evaluated at March 31, 2016	$65,818	$5,066	$327	$380	$71,591

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for Loan Losses.
Balance at December 31, 2014	$118	$2	$8	$21	$149
Gross recoveries	1	—	—	—	1

Net recoveries/(charge-offs)	1	—	—	—	1

Provision for loan losses(1)	25	—	—	1	26
Other(2)	(11)	—	—	—	(11)

Balance at March 31, 2015	$133	$2	$8	$22	$165

Allowance for Loan Losses by Impairment Methodology.
Inherent	$128	$2	$8	$22	$160
Specific	5	—	—	—	5

Total allowance for loan losses at March 31, 2015	$133	$2	$8	$22	$165

Loans Evaluated by Impairment Methodology(3).
Inherent	$21,096	$17,372	$16,833	$5,265	$60,566
Specific	25	—	20	—	45

Total loan evaluated at March 31, 2015	$21,121	$17,372	$16,853	$5,265	$60,611

Allowance for Lending Commitments.
Balance at December 31, 2014	$147	$—	$—	$2	$149
Provision for lending commitments(4)	36	—	—	1	37
Other	(1)	—	—	—	(1)

Balance at March 31, 2015	$182	$—	$—	$3	$185

Allowance for Lending Commitments by Impairment Methodology.
Inherent	$182	$—	$—	$3	$185
Specific	—	—	—	—	—

Total allowance for lending commitments at March 31, 2015	$182	$—	$—	$3	$185

Lending Commitments Evaluated by Impairment Methodology(3).
Inherent	$70,153	$3,875	$287	$376	$74,691
Specific	26	—	—	—	26

Total lending commitments evaluated at March 31, 2015	$70,179	$3,875	$287	$376	$74,717

(1)	The Company recorded provisions of $112 million and $26 million for loan losses for the quarters ended March 31, 2016 and 2015, respectively.
(2)	Amount includes the impact related to the transfer to loans held for sale and foreign currency translation adjustments.
(3)	Loan balances are gross of the allowance for loan losses, and lending commitments are gross of the allowance for lending commitments.
(4)	The Company recorded provisions of $16 million and $37 million for commitments for the quarters ended March 31, 2016 and 2015, respectively.

Employee Loans.

Employee loans are granted primarily in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the condensed consolidated balance sheet. These loans are full recourse, generally require periodic payments and have repayment terms ranging from 2 to 12 years. The Company establishes an allowance for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At March 31, 2016, the Company had $4,708 million of employee loans, net of an allowance of approximately $103 million. At December 31, 2015, the Company had $4,923 million of employee loans, net of an allowance of approximately $108 million.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

8.	Equity Method Investments.

Overview.

The Company has investments accounted for under the equity method of accounting (see Note 1 to the consolidated financial statements in the 2015 Form 10-K) of $3,257 million and $3,144 million at March 31, 2016 and December 31, 2015, respectively, included in Other assets—Other investments in the condensed consolidated balance sheet. Income from equity method investments was $15 million and $38 million for the quarters ended March 31, 2016 and 2015, respectively, and is included in Other revenues in the condensed consolidated statements of income. Income from equity method investments for the quarters ended March 31, 2016 and 2015 was primarily related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”), as described below.

Japanese Securities Joint Venture.

The Company holds a 40% voting interest (“40% interest”) and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest in MUMSS. The Company accounts for its equity method investment in MUMSS within the Institutional Securities business segment. During the quarters ended March 31, 2016 and 2015, the Company recorded income from its 40% interest in MUMSS of $34 million and $69 million, respectively, within Other revenues in the condensed consolidated statements of income.

9.	Deposits.

Deposits.

	At March 31, 2016(1)	At December 31, 2015(1)
	(dollars in millions)
Savings and demand deposits	$154,049	$153,346
Time deposits(2)	3,542	2,688

Total(3)	$157,591	$156,034

(1)

Total deposits subject to the FDIC insurance at March 31, 2016 and December 31, 2015 were $114 billion and $113 billion, respectively. Of the total time deposits subject to the FDIC insurance at March 31, 2016 and December 31, 2015, $15 million and $14 million, respectively, met or exceeded the FDIC insurance limit.

(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3).
(3)	The Company’s deposits were primarily held in the U.S.

Interest bearing deposits at March 31, 2016 included $154,032 million of savings deposits payable upon demand and $3,044 million of time deposits maturing in 2016, $456 million of time deposits maturing in 2017 and $10 million of time deposits maturing in 2018.

10.	Long-Term Borrowings and Other Secured Financings.

Long-Term Borrowings.

Components of Long-term Borrowings.

	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Senior debt	$149,060	$140,494
Subordinated debt	10,895	10,404
Junior subordinated debentures	2,849	2,870

Total	$162,804	$153,768

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

During the quarter ended March 31, 2016 and 2015, the Company issued notes with a principal amount of approximately $13.2 billion and $11.3 billion, respectively, and approximately $8.0 billion and $5.3 billion, respectively, in aggregate long-term borrowings matured or were retired.

The weighted average maturity of long-term borrowings, based upon stated maturity dates, was approximately 6.2 years and 6.1 years at March 31, 2016 and December 31, 2015, respectively.

Other Secured Financings.

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Company is deemed to be the primary beneficiary, pledged commodities, certain equity-linked notes and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets. See Note 12 for further information on Other secured financings related to VIEs and securitization activities.

Components of Other Secured Financings.

	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Secured financings with original maturities greater than one year	$7,551	$7,629
Secured financings with original maturities one year or less	1,373	1,435
Failed sales(1)	392	400

Total	$9,316	$9,464

(1)	For more information on failed sales, see Note 12.

11.	Commitments, Guarantees and Contingencies.

Commitments.

The Company’s commitments are summarized below by years to maturity. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Commitments.

	Years to Maturity at March 31, 2016
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$114	$—	$—	$106	$220
Investment activities	550	107	16	302	975
Corporate lending commitments(1)	17,000	24,758	47,655	4,315	93,728
Consumer lending commitments	5,059	3	—	4	5,066
Residential real estate lending commitments	35	71	83	241	430
Wholesale real estate lending commitments	86	271	20	29	406
Forward-starting reverse repurchase agreements and securities borrowing agreements(2)(3)	48,472	—	—	—	48,472
Underwriting commitments	148	—	—	—	148

Total	$71,464	$25,210	$47,774	$4,997	$149,445

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(1)	Due to the nature of the Company’s obligations under the commitments, these amounts include certain commitments participated to third parties of $4.1 billion.
(2)

The Company enters into forward-starting reverse repurchase and securities borrowing agreements that primarily settle within three business days of the trade date, and of the total amount at March 31, 2016, $41.6 billion settled within three business days.

(3)

In addition, the Company has a contingent obligation to provide financing to a clearinghouse through which it clears certain transactions. The financing is required only upon the default of a clearinghouse member. The financing takes the form of a reverse repurchase facility, with a maximum amount of approximately $2.2 billion.

For a further description of these commitments, refer to Note 12 to the consolidated financial statements in the 2015 Form 10-K.

The Company sponsors several non-consolidated investment funds for third-party investors where it typically acts as general partner of, and investment advisor to, these funds and typically commits to invest a minority of the capital of such funds, with subscribing third-party investors contributing the majority. The Company’s employees, including its senior officers as well as the Company’s Board of Directors, may participate on the same terms and conditions as other investors in certain of these funds that the Company forms primarily for client investment, except that the Company may waive or lower applicable fees and charges for its employees. The Company has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investment funds.

Guarantees.

Obligations Under Guarantee Arrangements at March 31, 2016.

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$214,631	$279,554	$138,777	$52,205	$685,167	$(127)	$—
Other credit contracts	27	44	5	323	399	(2)	—
Non-credit derivative contracts(1)	1,186,070	699,114	298,000	533,692	2,716,876	74,940	—
Standby letters of credit and other financial guarantees issued(2)	872	1,262	1,139	5,884	9,157	(111)	6,693
Market value guarantees	64	246	98	17	425	3	5
Liquidity facilities	3,154	—	—	—	3,154	(5)	5,029
Whole loan sales guarantees	—	—	2	23,426	23,428	9	—
Securitization representations and warranties	—	—	—	63,896	63,896	103	—
General partner guarantees	31	36	48	311	426	74	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 4.
(2)	These amounts include certain issued standby letters of credit participated to third parties totaling $0.7 billion due to the nature of the Company’s obligations under these arrangements.

The Company has obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require the Company to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, security or commodity price, an index, or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the Company to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, as well as indirect guarantees of the indebtedness of others.

MORGAN STANLEY—(Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For more information on the nature of the obligation and related business activity for market value guarantees, liquidity facilities, whole loan sale guarantees, and general partner guarantees related to private equity and real estate funds, as well as the other products in the above table, please see Note 12 to the consolidated financial statements in the 2015 Form 10-K.

Other Guarantees and Indemnities.

In the normal course of business, the Company provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to trust preferred securities, indemnities and exchange/clearinghouse member guarantees are described in Note 12 to the consolidated financial statements in the 2015 Form 10-K.

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

Trust Preferred Securities.

The Company has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending such proceeds to the Company in exchange for junior subordinated debentures. The Morgan Stanley Capital Trusts are SPEs, and only the Parent provides a guarantee for the trust preferred securities. The Company has directly guaranteed the repayment of the trust preferred securities to the holders in accordance with the terms thereof. See Note 11 to the consolidated financial statements in the 2015 Form 10-K for details on the Company’s junior subordinated debentures.

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

MORGAN STANLEY—(Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

On January 25, 2011, the Company was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a litigation pending in the United States District Court for the Southern District of New York (“SDNY”). The suit, brought by the trustee of a series of commercial mortgage pass-through certificates, alleges that the Company breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Company. The complaint seeks, among other things, to have the Company repurchase the loan and pay additional monetary damages. On June 16, 2014, the court granted the Company’s supplemental motion for summary judgment, which was appealed by plaintiff. On April 27, 2016, the United States Court of Appeals for the Second Circuit vacated the judgment of the SDNY and remanded the case to the SDNY for further proceedings consistent with its opinion. Based on currently available information, the Company believes it could incur a loss in this action of up to approximately $81 million, plus pre-judgment interest, fees and costs.

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

MORGAN STANLEY—(Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately

MORGAN STANLEY—(Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

$644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $262 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $262 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

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

On April 28, 2014, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1, filed a complaint against the Company styled Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC, pending in the SDNY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $735 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified compensatory and/or rescissory damages, interest and costs. On April 3, 2015, the court granted in part and denied in part the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes that it could incur a loss in this action of up to approximately $292 million, the total original unpaid balance of the mortgage loans for which the Company received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

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

MORGAN STANLEY—(Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

12.	Variable Interest Entities and Securitization Activities.

Overview.

The Company is involved with various special purpose entities (“SPE”) in the normal course of business. In most cases, these entities are deemed to be VIEs. The Company’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through credit-linked notes, other structured financings, collateralized loan and debt obligations, equity-linked notes, partnership investments and asset management investment funds. The Company’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Company-sponsored transactions, interests purchased in the secondary market (both for Company-sponsored transactions and transactions sponsored by third parties), and derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Company has purchased protection in synthetic CDOs).

For a further discussion on the Company’s VIEs, the determination and structure of VIEs and securitization activities, see Note 13 to the consolidated financial statements in the 2015 Form 10-K.

As a result of adopting the accounting update, Amendments to the Consolidation Analysis, in the quarter ended March 31, 2016, certain consolidated entities are now considered VIEs and are included in the balances at March 31, 2016. See Note 2 for further information.

Consolidated VIEs.

Assets and Liabilities by Type of Activity.

	At March 31, 2016		At December 31, 2015
	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
	(dollars in millions)
Credit-linked notes	$901	$—	$900	$—
Other structured financings	791	13	787	13
Asset-backed securitizations(1)	651	417	668	423
Other(2)	1,069	27	245	—

Total	$3,412	$457	$2,600	$436

(1)

The value of assets is determined based on the fair value of the liabilities of and the interests owned by the Company in such VIEs, because the fair values for the liabilities and interests owned are more observable.

(2)	Other primarily includes certain operating entities, investment funds and structured transactions.

MORGAN STANLEY—(Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Assets and Liabilities by Balance Sheet Caption.

	At March 31,	At December 31,
	2016	2015
	(dollars in millions)
Assets
Cash and due from banks	$38	$14
Trading assets, at fair value	2,109	1,842
Customer and other receivables	13	3
Goodwill	18	—
Intangible assets	143	—
Other assets	1,091	741

Total assets	$3,412	$2,600

Liabilities
Other secured financings, at fair value	$426	$431
Other liabilities and accrued expenses	31	5

Total liabilities	$457	$436

Consolidated VIE assets and liabilities are presented in the above tables after intercompany eliminations. The assets owned by many consolidated VIEs cannot be removed unilaterally by the Company and are not generally available to the Company. The related liabilities issued by many consolidated VIEs are non-recourse to the Company. In certain other consolidated VIEs, the Company either has the unilateral right to remove assets or provide additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

As part of the Institutional Securities business segment’s securitization and related activities, the Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

In general, the Company’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders. At March 31, 2016 and December 31, 2015, noncontrolling interests in the condensed consolidated financial statements related to consolidated VIEs were $159 million and $37 million, respectively. The Company also had additional maximum exposure to losses of approximately $74 million and $72 million at March 31, 2016 and December 31, 2015, respectively, primarily related to certain derivatives, commitments, guarantees and other forms of involvement.

Non-consolidated VIEs.

The tables below include all VIEs in which the Company has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the tables below are sponsored by unrelated parties; the Company’s involvement generally is the result of its secondary market-making activities, securities held in its Investment securities portfolio (see Note 5), and certain investments in funds.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Non-Consolidated VIE Assets and Liabilities, Maximum and Carrying Value of Exposure to Loss.

	At March 31, 2016
	Mortgage-and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)	$124,025	$10,058	$4,878	$5,023	$42,052
Maximum exposure to loss:
Debt and equity interests	$13,470	$1,319	$65	$1,756	$4,481
Derivative and other contracts	—	—	2,908	—	132
Commitments, guarantees and other	646	588	—	365	319

Total maximum exposure to loss	$14,116	$1,907	$2,973	$2,121	$4,932

Carrying value of exposure to loss—Assets:
Debt and equity interests	$13,470	$1,319	$65	$1,370	$4,481
Derivative and other contracts	—	—	5	—	41

Total carrying value of exposure to loss—Assets	$13,470	$1,319	$70	$1,370	$4,522

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$49
Commitments, guarantees and other	—	—	—	3	11

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$3	$60

	At December 31, 2015
	Mortgage-and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Company does not consolidate (unpaid principal balance)	$126,872	$8,805	$4,654	$2,201	$20,775
Maximum exposure to loss:
Debt and equity interests	$13,361	$1,259	$1	$1,129	$3,854
Derivative and other contracts	—	—	2,834	—	67
Commitments, guarantees and other	494	231	—	361	222

Total maximum exposure to loss	$13,855	$1,490	$2,835	$1,490	$4,143

Carrying value of exposure to loss—Assets:
Debt and equity interests	$13,361	$1,259	$1	$685	$3,854
Derivative and other contracts	—	—	5	—	13

Total carrying value of exposure to loss—Assets	$13,361	$1,259	$6	$685	$3,867

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$15
Commitments, guarantees and other	—	—	—	3	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$3	$15

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Non-Consolidated VIE Mortgage- and Asset-Backed Securitization Assets.

	At March 31, 2016		At December 31, 2015
	Unpaid Principal Balance	Debt and Equity Interests	Unpaid Principal Balance	Debt and Equity Interests
	(dollars in millions)
Residential mortgages	$16,359	$1,006	$13,787	$1,012
Commercial mortgages	52,151	2,515	57,313	2,871
U.S. agency collateralized mortgage obligations	17,331	3,503	13,236	2,763
Other consumer or commercial loans	38,184	6,446	42,536	6,715

Total mortgage- and asset-backed securitization assets	$124,025	$13,470	$126,872	$13,361

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Company owned additional VIE assets mainly issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional assets totaled $12.6 billion and $12.9 billion at March 31, 2016 and December 31, 2015, respectively. These assets were either retained in connection with transfers of assets by the Company, acquired in connection with secondary market-making activities or held as AFS securities in its Investment securities portfolio (see Note 5), or held as investments in funds. At March 31, 2016 and December 31, 2015, these assets consisted of securities backed by residential mortgage loans, commercial mortgage loans or other consumer loans, such as credit card receivables, automobile loans and student loans, CDOs or CLOs, and investment funds. The Company’s primary risk exposure is to the securities issued by the SPE owned by the Company, with the risk highest on the most subordinate class of beneficial interests. These assets generally are included in Trading assets—Corporate and other debt, Trading assets—Investments or AFS securities within its Investment securities portfolio and are measured at fair value (see Note 3). The Company does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Company’s maximum exposure to loss generally equals the fair value of the assets owned.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Transfers of Assets with Continuing Involvement.

Transactions with SPEs in which the Company, acting as principal, transferred financial assets with continuing involvement and received sales treatment are shown below.

	At March 31, 2016
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$21,705	$55,403	$14,631	$12,061
Retained interests (fair value):
Investment grade	$—	$85	$539	$—
Non-investment grade	82	96	—	1,137

Total retained interests (fair value)	$82	$181	$539	$1,137

Interests purchased in the secondary market (fair value):
Investment grade	$—	$34	$63	$—
Non-investment grade	47	52	—	5

Total interests purchased in the secondary market (fair value)	$47	$86	$63	$5

Derivative assets (fair value)	$—	$316	$—	$231
Derivative liabilities (fair value)	—	—	—	465

	At December 31, 2015
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)
	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$22,440	$72,760	$17,978	$12,235
Retained interests (fair value):
Investment grade	$—	$238	$649	$—
Non-investment grade	160	63	—	1,136

Total retained interests (fair value)	$160	$301	$649	$1,136

Interests purchased in the secondary market (fair value):
Investment grade	$—	$88	$99	$—
Non-investment grade	60	63	—	10

Total interests purchased in the secondary market (fair value)	$60	$151	$99	$10

Derivative assets (fair value)	$—	$343	$—	$151
Derivative liabilities (fair value)	—	—	—	449

(1)	Amounts include CLO transactions managed by unrelated third parties.
(2)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At March 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$624	$—	$624
Non-investment grade	—	16	1,299	1,315

Total retained interests (fair value)	$—	$640	$1,299	$1,939

Interests purchased in the secondary market (fair value):
Investment grade	$—	$97	$—	$97
Non-investment grade	—	84	20	104

Total interests purchased in the secondary market (fair value)	$—	$181	$20	$201

Derivative assets (fair value)	$—	$508	$39	$547
Derivative liabilities (fair value)	—	76	389	465

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$886	$1	$887
Non-investment grade	—	17	1,342	1,359

Total retained interests (fair value)	$—	$903	$1,343	$2,246

Interests purchased in the secondary market (fair value):
Investment grade	$—	$187	$—	$187
Non-investment grade	—	112	21	133

Total interests purchased in the secondary market (fair value)	$—	$299	$21	$320

Derivative assets (fair value)	$—	$466	$28	$494
Derivative liabilities (fair value)	—	110	339	449

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the condensed consolidated statements of income. The Company may act as underwriter of the beneficial interests issued by these securitization vehicles. Investment banking underwriting net revenues are recognized in connection with these transactions. The Company may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the condensed consolidated balance sheet at fair value. Any changes in the fair value of such retained interests are recognized in the condensed consolidated statements of income.

Proceeds from New Securitization Transactions and Retained Interests in Securitization Transactions.

	Three Months Ended
	March 31,
	2016	2015
	(dollars in millions)
Proceeds received from new securitization transactions	$2,713	$4,891
Proceeds from retained interests in securitization transactions	631	948

Net gains on sale of assets in securitization transactions at the time of the sale were not material in the first quarter of 2016 and 2015.

The Company has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Company (see Note 11).

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Proceeds from Sales to CLO Entities Sponsored by Non-Affiliates.

	Three Months Ended
	March 31,
	2016	2015
	(dollars in millions)
Proceeds from sale of corporate loans sold to those SPEs	$31	$345

Net gains on sale of corporate loans to CLO transactions at the time of sale were not material in the first quarter of 2016 and 2015.

The Company also enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities, through which it retains the exposure to the securities as shown in the following table.

	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Carrying value of assets derecognized at the time of sale and gross cash proceeds	$9,020	$7,878
Fair value of assets sold	9,248	7,935
Fair value of derivative assets recognized in the condensed consolidated balance sheet	235	97
Fair value of derivative liabilities recognized in the condensed consolidated balance sheet	8	40

Failed Sales.

For transfers that fail to meet the accounting criteria for a sale, the Company continues to recognize the assets in Trading assets at fair value, and the Company recognizes the associated liabilities in Other secured financings at fair value in the condensed consolidated balance sheet (see Note 10).

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

Carrying Value of Assets and Liabilities Related to Failed Sales.

	At March 31, 2016		At December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Failed sales	$392	$392	$400	$400

13.	Regulatory Requirements.

Regulatory Capital Framework.

For a discussion of the Company’s regulatory capital framework, see Note 14 to the consolidated financial statements in the 2015 Form 10-K.

Risk-Based Capital Requirement.

The Company is required to maintain minimum risk-based and leverage capital ratios under the regulatory capital requirements. The Company’s binding risk-based capital ratios for regulatory purposes are the lower of the capital ratios

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

computed under the (i) standardized approaches for calculating credit risk-weighted assets (“RWAs”) and market risk RWAs (the “Standardized Approach”); and (ii) applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (the “Advanced Approach”).

In addition to the minimum risk-based capital ratio requirements, on a fully phased-in basis by 2019, the Company will be subject to:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 global systemically important bank (“G-SIB”) capital surcharge, which the Federal Reserve calculated as 3% for the Company in July 2015; and

•	Up to a 2.5% Common Equity Tier 1 countercyclical capital buffer, currently set by banking regulators at zero (collectively, the “buffers”).

In 2016, the phase-in amount for each of the buffers is 25% of the fully phased-in buffer requirement. Failure to maintain the buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

The methods for calculating each of the Company’s risk-based capital ratios will change through January 1, 2022 as aspects of the capital rules are phased in. These changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to its capital base, asset composition, off-balance sheet exposures or risk profile.

For a further discussion of the Company’s calculation of risk-based capital ratios, see Note 14 to the consolidated financial statements in the 2015 Form 10-K.

The Company’s Regulatory Capital and Capital Ratios.

At March 31, 2016 and December 31, 2015, the Company’s binding ratios are based on the Advanced Approach transitional rules.

Regulatory Capital Measures and Minimum Regulatory Capital Ratios.

	At March 31, 2016			At December 31, 2015
	Amount	Ratio	Minimum Ratio(1)	Amount	Ratio	Minimum Ratio(1)
	(dollars in millions)
Regulatory capital and capital ratios:
Common Equity Tier 1 capital	$58,514	15.6%	5.9%	$59,409	15.5%	4.5%
Tier 1 capital	65,198	17.4%	7.4%	66,722	17.4%	6.0%
Total capital	77,969	20.9%	9.4%	79,403	20.7%	8.0%
Tier 1 leverage(2)	—	8.2%	4.0%	—	8.3%	4.0%

Assets:
Total RWAs	$373,925	N/A	N/A	$384,162	N/A	N/A
Adjusted average assets(3)	792,268	N/A	N/A	803,574	N/A	N/A

N/A—Not Applicable.

(1)

Percentages represent minimum regulatory capital ratios under the transitional rules. These ratios include the following assumptions: (i) G-SIB capital surcharge for the Company remains at 3.0% as calculated by the Federal Reserve in July 2015; and (ii) countercyclical capital buffer remains at zero.

(2)	Tier 1 leverage ratios are calculated under Standardized Approach transitional rules.
(3)

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

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios.

Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) are subject to similar regulatory capital requirements as the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s U.S. Bank Subsidiaries’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each of the Company’s U.S. Bank Subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

At March 31, 2016 and December 31, 2015, the Company’s U.S. Bank Subsidiaries’ binding ratios are based on the Standardized Approach transitional rules.

U.S. Bank Subsidiaries’ Regulatory Capital Measures and Required Capital Ratios.

	Morgan Stanley Bank, N.A.
	At March 31, 2016			At December 31, 2015
	Amount	Ratio	Required Capital Ratio(1)	Amount	Ratio	Required Capital Ratio(1)
	(dollars in millions)
Common Equity Tier 1 capital	$13,862	15.5%	6.5%	$13,333	15.1%	6.5%
Tier 1 capital	13,862	15.5%	8.0%	13,333	15.1%	8.0%
Total capital	15,670	17.5%	10.0%	15,097	17.1%	10.0%
Tier 1 leverage	13,862	10.1%	5.0%	13,333	10.2%	5.0%

	Morgan Stanley Private Bank, National Association
	At March 31, 2016			At December 31, 2015
	Amount	Ratio	Required Capital Ratio(1)	Amount	Ratio	Required Capital Ratio(1)
	(dollars in millions)
Common Equity Tier 1 capital	$4,660	27.0%	6.5%	$4,197	26.5%	6.5%
Tier 1 capital	4,660	27.0%	8.0%	4,197	26.5%	8.0%
Total capital	4,692	27.2%	10.0%	4,225	26.7%	10.0%
Tier 1 leverage	4,660	10.9%	5.0%	4,197	10.5%	5.0%

(1)	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain certain minimum capital ratios. Each U.S. depository institution subsidiary of the Company must be well-capitalized in order for the Company to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At March 31, 2016 and December 31, 2015, the Company’s U.S. Bank Subsidiaries maintained capital at levels sufficiently in excess of the universally mandated well-capitalized requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

Broker-Dealer Regulatory Capital Requirements.

Morgan Stanley & Co. LLC (“MS&Co.”) is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $10,411 million and $10,254 million at March 31, 2016 and December 31, 2015, respectively, which exceeded the amount required by $8,483 million and $8,458 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. In addition, MS&Co. is required to notify the SEC in the event that its tentative net capital is less than $5 billion. At March 31, 2016 and December 31, 2015, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Morgan Stanley Smith Barney LLC (“MSSB LLC”) is a registered broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $3,645 million and $3,613 million at March 31, 2016 and December 31, 2015, respectively, which exceeded the amount required by $3,491 million and $3,459 million, respectively.

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

14.	Total Equity.

Dividends and Share Repurchases.

During the quarters ended March 31, 2016 and 2015, the Company repurchased approximately $625 million and $250 million, respectively, of the Company’s outstanding common stock as part of its share repurchase program.

For a description of the share repurchase program, see Note 15 to the consolidated financial statements in the 2015 Form 10-K.

Preferred Stock.

For a description of Series A through Series J preferred stock issuances, see Note 15 to the consolidated financial statements in the 2015 Form 10-K. During the quarters ended March 31, 2016 and 2015, dividends declared on the Company’s outstanding preferred stock were $78 million. The Company is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation.

Preferred Stock Outstanding.

	Shares Outstanding At March 31, 2016	Liquidation Preference per Share	Carrying Value
Series			At March 31, 2016	At December 31, 2015
	(shares in millions)		(dollars in millions)
A	44,000	$25,000	$1,100	$1,100
C(1)	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500

Total			$7,520	$7,520

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(1)

Series C is comprised of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

The Company’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).

Accumulated Other Comprehensive Income (Loss).

Changes in AOCI by Component, Net of Tax and Noncontrolling Interests.

	Foreign Currency Translation Adjustments	Change in Net Unrealized Gains (Losses) on AFS Securities	Pensions, Postretirement and Other	Debt Valuation Adjustment	Total
	(dollars in millions)
Balance at December 31, 2015	$(963)	$(319)	$(374)	$—	$(1,656)
Cumulative adjustment for accounting change related to DVA(1)	—	—	—	(312)	(312)
Change in OCI before reclassifications	132	402	2	228	764
Amounts reclassified from AOCI(2)	—	(7)	(1)	(26)	(34)

Net OCI during the period	132	395	1	202	730

Balance at March 31, 2016	$(831)	$76	$(373)	$(110)	$(1,238)

Balance at December 31, 2014	$(663)	$(73)	$(512)	$—	$(1,248)

Change in OCI before reclassifications	(220)	215	—	—	(5)
Amounts reclassified from AOCI	—	(15)	2	—	(13)

Net OCI during the period	(220)	200	2	—	(18)

Balance at March 31, 2015	$(883)	$127	$(510)	$—	$(1,266)

(1)

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, a cumulative catch up adjustment was recorded as of January 1, 2016 to move the cumulative DVA amount, net of noncontrolling interest and tax, related to outstanding liabilities under the fair value option election from Retained earnings into AOCI. See Note 2 for further information.

(2)

Amounts reclassified from AOCI in the quarter ended March 31, 2016 are principally due to the realization of DVA upon early retirement of the associated instruments and are recognized within Trading revenues in the condensed consolidated statements of income. The associated tax impact in Provision for (benefit from) income taxes was $(15) million. See Note 2 for further information.

The Company had no significant reclassifications out of AOCI for the quarters ended March 31, 2016 and 2015.

Noncontrolling Interests.

Noncontrolling interests were $1,165 million and $1,002 million at March 31, 2016 and December 31, 2015, respectively. The increase in noncontrolling interests was primarily due to the consolidation of certain legal entities associated with merchant banking funds sponsored by the Company. See Note 2 for further information on the adoption of the accounting update Amendments to the Consolidation Analysis.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

15.    Earnings per Common Share.

Calculation of Basic and Diluted Earnings Per Share (“EPS”).

	Three Months Ended March 31,
	2016	2015
	(in millions, except for per share data)
Basic EPS:
Income from continuing operations	$1,160	$2,468
Income (loss) from discontinued operations	(3)	(5)

Net income	1,157	2,463
Net income applicable to noncontrolling interests	23	69

Net income applicable to Morgan Stanley	1,134	2,394
Less: Preferred dividends	(78)	(78)
Less: Allocation of (earnings) loss to participating RSUs(1)	(1)	(2)

Earnings applicable to Morgan Stanley common shareholders	$1,055	$2,314

Weighted average common shares outstanding	1,883	1,924
Earnings per basic common share:
Income from continuing operations	$0.56	$1.21
Income (loss) from discontinued operations	—	(0.01)

Earnings per basic common share	$0.56	$1.20

Diluted EPS:
Earnings applicable to Morgan Stanley common shareholders	$1,055	$2,314
Weighted average common shares outstanding	1,883	1,924
Effect of dilutive securities:
Stock options and RSUs(1)	32	39

Weighted average common shares outstanding and common stock equivalents	1,915	1,963

Earnings per diluted common share:
Income from continuing operations	$0.55	$1.18
Income (loss) from discontinued operations	—	—

Earnings per diluted common share	$0.55	$1.18

(1)

Restricted stock units (“RSUs”) that are considered participating securities participate in all of the earnings of the Company in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted calculation.

Antidilutive Securities.

Securities that were considered antidilutive were excluded from the computation of diluted EPS.

Outstanding Antidilutive Securities at Period-End.

	Three Months Ended
	March 31,
	2016	2015
	(shares in millions)
Stock options	14	11
RSUs and performance-based stock units	1	1

Total	15	12

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

16.    Interest Income and Interest Expense.

Interest Income and Interest Expense.

	Three Months Ended
	March 31,
	2016	2015
	(dollars in millions)
Interest income(1):
Trading assets(2)	$582	$594
Investment securities	236	201
Loans	647	474
Interest bearing deposits with banks	50	22
Securities purchased under agreements to resell and Securities borrowed(3)	(78)	(104)
Customer receivables and Other(4)	310	297

Total interest income	$1,747	$1,484

Interest expense(1):
Deposits	$22	$18
Short-term borrowings	6	4
Long-term borrowings	959	926
Securities sold under agreements to repurchase and Securities loaned(5)	264	308
Customer payables and Other(6)	(403)	(368)

Total interest expense	$848	$888

Net interest	$899	$596

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

17.    Employee Benefit Plans.

The Company sponsors various retirement plans for the majority of its U.S. and non-U.S. employees. The Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees.

Components of Net Periodic Benefit Expense (Income) for Pension and Other Postretirement Plans.

	Three Months Ended
	March 31,
	2016	2015
	(dollars in millions)
Service cost, benefits earned during the period	$4	$5
Interest cost on projected benefit obligation	38	39
Expected return on plan assets	(30)	(30)
Net amortization of prior service credit	(4)	(5)
Net amortization of actuarial loss	3	6

Net periodic benefit expense	$11	$15

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

18.    Income Taxes.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (“U.K.”), and in states in which it has significant business operations, such as New York. The Company is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2009-2012 and 2007-2009, respectively. The IRS has substantially completed the field examination for the audit of tax years 2006-2008. The Company believes that the resolution of these tax matters will not have a material effect in the condensed consolidated balance sheet, although a resolution could have a material impact in the condensed consolidated statements of income for a particular future period and on the effective tax rate for any period in which such resolution occurs.

In April 2016, the Company received a notification from the IRS that the Congressional Joint Committee on Taxation approved the final report of an Appeals Office review of matters from tax years 1999-2005. The Company has reserved the right to contest certain items, the resolution of which is not expected to have a material impact on the effective tax rate or the condensed consolidated financial statements.

During 2016, the Company expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate or the condensed consolidated financial statements.

The Company has established a liability for unrecognized tax benefits that it believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts liabilities for unrecognized tax benefits only when more information is available or when an event occurs necessitating a change.

It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur within the next 12 months related to certain tax authority examinations referred to above. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on the Company’s effective tax rate over the next 12 months.

The Company’s effective tax rate from continuing operations for the quarter ended March 31, 2015 included a net discrete tax benefit of $564 million. This net discrete tax benefit was primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the Company’s legal entity organization in the U.K.

19.    Segment and Geographic Information.

Segment Information.

For a discussion about the Company’s business segments, see Note 21 to the consolidated financial statements in the 2015 Form 10-K.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Selected Financial Information.

	Three Months Ended March 31, 2016
	Institutional Securities(1)	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(2)(3)	$3,645	$2,837	$478	$(67)	$6,893
Interest income	1,053	914	1	(221)	1,747
Interest expense	984	83	2	(221)	848

Net interest	69	831	(1)	—	899

Net revenues	$3,714	$3,668	$477	$(67)	$7,792

Income from continuing operations before income taxes	$908	$786	$44	$—	$1,738
Provision for income taxes	275	293	10	—	578

Income from continuing operations	633	493	34	—	1,160

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(5)	—	—	—	(5)
Provision for (benefit from) income taxes	(2)	—	—	—	(2)

Income (loss) from discontinued operations	(3)	—	—	—	(3)

Net income	630	493	34	—	1,157
Net income (loss) applicable to noncontrolling interests	39	—	(16)	—	23

Net income applicable to Morgan Stanley	$591	$493	$50	$—	$1,134

	Three Months Ended March 31, 2015
	Institutional Securities	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(2)(3)	$5,546	$3,145	$674	$(54)	$9,311
Interest income	870	737	1	(124)	1,484
Interest expense	958	48	6	(124)	888

Net interest	(88)	689	(5)	—	596

Net revenues	$5,458	$3,834	$669	$(54)	$9,907

Income from continuing operations before income taxes	$1,813	$855	$187	$—	$2,855
Provision for income taxes(4)	6	320	61	—	387

Income from continuing operations	1,807	535	126	—	2,468

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(8)	—	—	—	(8)
Provision for (benefit from) income taxes	(3)	—	—	—	(3)

Income (loss) from discontinued operations	(5)	—	—	—	(5)

Net income	1,802	535	126	—	2,463
Net income applicable to noncontrolling interests	52	—	17	—	69

Net income applicable to Morgan Stanley	$1,750	$535	$109	$—	$2,394

(1)

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized DVA gains (losses) in the quarter ended March 31, 2016 are recorded within OCI in the condensed consolidated statements of comprehensive income. See Notes 2 and 14 for further information.

MORGAN STANLEY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(2)

In certain management fee arrangements, the Company is entitled to receive performance-based fees (also referred to as incentive fees and includes carried interest) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenues are accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. The Company’s portion of unrealized cumulative amount of performance-based fee revenue (for which the Company is not obligated to pay compensation) at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $422 million at both March 31, 2016 and December 31, 2015. See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

(3)

The Company waives a portion of its fees from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940. These fee waivers resulted in a reduction of fees of approximately $23 million and $50 million, respectively, for the quarters ended March 31, 2016 and 2015.

(4)	The Company’s effective tax rate from continuing operations for the quarter ended March 31, 2015 included a net discrete tax benefit of $564 million within Institutional Securities (see Note 18).

Total Assets by Business Segment.

	Institutional Securities	Wealth Management	Investment Management	Total(1)
	(dollars in millions)
At March 31, 2016	$621,644	$181,087	$4,766	$807,497
At December 31, 2015	$602,714	$179,708	$5,043	$787,465

(1)	Corporate assets have been fully allocated to the business segments.

Geographic Information.

For a discussion about the Company’s geographic net revenues, see Note 21 to the consolidated financial statements in the 2015 Form 10-K.

Net Revenues by Region.

	Three Months Ended
	March 31,
	2016	2015
	(dollars in millions)
Americas	$5,752	$6,930
EMEA	1,129	1,762
Asia-Pacific	911	1,215

Net revenues	$7,792	$9,907

20.    Subsequent Events.

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events, not otherwise reported in these condensed consolidated financial statements or the notes thereto, except for the following:

Common Stock Dividend.

On April 18, 2016, the Company announced that its Board of Directors declared a quarterly dividend per common share of $0.15. The dividend is payable on May 13, 2016 to common shareholders of record on April 29, 2016.

Long-Term Borrowings.

Subsequent to March 31, 2016 and through April 29, 2016, long-term borrowings decreased by approximately $1.2 billion, net of issuances. This amount includes the issuance of $3.5 billion of senior debt on April 21, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of income and comprehensive income, the condensed consolidated statements of cash flows and changes in total equity for the three-month periods ended March 31, 2016 and 2015. These interim condensed consolidated financial statements are the responsibility of the management of the Company.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2015, and the consolidated statements of income, comprehensive income, cash flows and changes in total equity for the year then ended (not presented herein) included in the Company’s Annual Report on Form 10-K; and in our report dated February 23, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
May 4, 2016

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

The results of operations in the past have been, and in the future may continue to be, materially affected by competition, risk factors, legislative, legal and regulatory developments, as well as other factors. These factors also may have an adverse impact on the Company’s ability to achieve its strategic objectives. Additionally, the discussion of the Company’s results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and “Liquidity and Capital Resources—Regulatory Requirements” herein.

Executive Summary.

Overview of Financial Results.

Consolidated Results.

•

The Company reported net revenues of $7,792 million in the quarter ended March 31, 2016 (“current quarter”), compared with $9,907 million in the quarter ended March 31, 2015 (“prior year quarter”). For the current quarter, net income applicable to Morgan Stanley was $1,134 million, or $0.55 per diluted common share, compared with income of $2,394 million, or $1.18 per diluted common share, in the prior year quarter.

•

The prior year quarter included a net discrete tax benefit of $564 million, or $0.29 per diluted common share primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated and debt valuation adjustments (“DVA”) of $125 million or $0.04 per diluted common share. For a further discussion of the net discrete tax benefit, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

•

Effective January 1, 2016, the Company early adopted a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities that requires unrealized gains and losses from debt-related credit spreads and other credit factors to be presented in Other comprehensive income as opposed to net revenues and net income. Results for 2015 are not restated pursuant to that guidance.

•

Net revenues were $7,792 million in the current quarter compared with $9,782 million excluding DVA, in the prior year quarter, and net income applicable to Morgan Stanley was $1,134 million, or $0.55 per diluted common share, in the current quarter compared with $2,314 million excluding DVA, or $1.14 per diluted common share excluding DVA, in the prior year quarter. Excluding both DVA and the net discrete tax benefit, net income applicable to Morgan Stanley was $1,750 million, or $0.85 per diluted common share, in the prior year quarter (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

Business Segments.

•

Institutional Securities net revenues of $3,714 million in the current quarter decreased 32% from the prior year quarter reflecting challenging market conditions in fixed income and commodities sales and trading and underwriting, with strength in equity sales and trading and merger, acquisition and restructuring transactions (“M&A”) advisory.

•

Wealth Management net revenues of $3,668 million in the current quarter decreased 4% from the prior year quarter, reflecting weakness in transactional revenues, partially offset by strong growth in net interest income.

•

Investment Management net revenues of $477 million in the current quarter decreased 29% from the prior year quarter reflecting losses in private equity and real estate funds and stable asset management fees.

Expenses.

•

Compensation and benefits expenses of $3,683 million in the current quarter decreased 19% from $4,524 million in the prior year quarter, primarily due to a decrease in discretionary incentive compensation driven mainly by lower revenues, a decrease in fair value of deferred compensation plan referenced investments and carried interest, and lower headcount.

•

Non-compensation expenses were $2,371 million in the current quarter compared with $2,528 million in the prior year quarter, representing a 6% decrease, primarily as a result of lower litigation costs.

Return on Average Common Equity.

•

The annualized return on average common equity was 6.2% in the current quarter. For the prior year quarter, the annualized return on average common equity was 14.1%, or 13.5% excluding DVA, and 10.1% excluding DVA and the net discrete tax benefit.

Selected Financial Information.

Business Segment Financial Information and Other Statistical Data.

	Three Months Ended
	March 31,
	2016	2015
	(dollars in millions, except where noted and per share amounts)
Net revenues:
Institutional Securities	$3,714	$5,458
Wealth Management	3,668	3,834
Investment Management	477	669
Intersegment Eliminations	(67)	(54)

Consolidated net revenues	$7,792	$9,907

Income from continuing operations applicable to Morgan Stanley:
Institutional Securities	$594	$1,755
Wealth Management	493	535
Investment Management	50	109

Income from continuing operations applicable to Morgan Stanley	$1,137	$2,399
Income (loss) from discontinued operations applicable to Morgan Stanley	(3)	(5)

Net income applicable to Morgan Stanley	$1,134	$2,394
Preferred stock dividend and other	79	80

Earnings applicable to Morgan Stanley common shareholders	$1,055	$2,314

Earnings per basic common share(1)	$0.56	$1.20
Earnings per diluted common share(1)	$0.55	$1.18
Pre-tax profit margin(2):
Institutional Securities	24%	33%
Wealth Management	21%	22%
Investment Management	9%	28%
Consolidated	22%	29%
Average common equity (dollars in billions)(3)(4):
Institutional Securities	$43.2	$37.0
Wealth Management	15.3	10.3
Investment Management	2.8	2.3
Parent(3)	6.9	16.0

Consolidated average common equity	$68.2	$65.6

Return on average common equity(3)(4):
Institutional Securities	4.9%	18.6%
Wealth Management	12.6%	18.9%
Investment Management	6.9%	19.4%
Consolidated	6.2%	14.1%
Regional net revenues(5):
Americas	$5,752	$6,930
EMEA	1,129	1,762
Asia-Pacific	911	1,215

Net revenues	$7,792	$9,907

Effective income tax rate from continuing operations	33.3%	13.6%

	At March 31, 2016	At December 31, 2015
	(dollars in millions, except where noted and per share amounts)
Total loans(6)	$88,802	$85,759
Total assets	$807,497	$787,465
Global Liquidity Reserve managed by bank and non-bank legal entities(7):
Bank legal entities	$95,262	$94,328
Non-bank legal entities	115,807	108,936

Total	$211,069	$203,264

Total deposits	$157,591	$156,034
Long-term borrowings	$162,804	$153,768
Maturities of long-term borrowings outstanding (next 12 months)	$26,071	$22,396
Book value per common share(8)	$35.34	$35.24
Capital ratios (Transitional—Advanced)(9):
Common Equity Tier 1 capital ratio	15.6%	15.5%
Tier 1 capital ratio	17.4%	17.4%
Total capital ratio	20.9%	20.7%
Capital ratios (Transitional—Standardized)(9):
Tier 1 leverage ratio(10)	8.2%	8.3%
Assets under management or supervision (dollars in billions)(11):
Wealth Management	$787	$784
Investment Management	405	406

Total	$1,192	$1,190

Worldwide employees	54,779	56,218

Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information.

From time to time, the Company may disclose certain “non-GAAP financial measures” in the course of its earnings releases, earnings and other conference calls, financial presentations and otherwise. A “non-GAAP financial measure” excludes, or includes, amounts from the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Non-GAAP financial measures disclosed by the Company are provided as additional information to investors in order to provide them with further transparency about, or as an alternative method for assessing, the Company’s financial condition, operating results or prospective regulatory capital requirements. These measures are not in accordance with, or a substitute for, U.S. GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever the Company refers to a non-GAAP financial measure, the Company will also generally define it or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the non-GAAP financial measure and the U.S. GAAP financial measure.

Reconciliation of Financial Measures from a Non-GAAP to a U.S. GAAP Basis.

	Three Months Ended March 31,
	2016	2015
	(dollars in millions, except per share amounts)
Net revenues
Net revenues—non-GAAP	$7,792	$9,782
Impact of DVA(12)	—	125

Net revenues—U.S. GAAP	$7,792	$9,907

Net income applicable to Morgan Stanley
Net income applicable to Morgan Stanley, excluding DVA and net discrete tax benefits—non-GAAP	$1,134	$1,750
Impact of net discrete tax benefits(13)	—	564

Net income applicable to Morgan Stanley, excluding DVA—non-GAAP	$1,134	$2,314
Impact of DVA(12)	—	80

Net income applicable to Morgan Stanley—U.S. GAAP	$1,134	$2,394

Earnings per diluted common share
Earnings per diluted common share, excluding DVA and net discrete tax benefits—non-GAAP	$0.55	$0.85
Impact of net discrete tax benefits(13)	—	0.29

Earnings per diluted common share, excluding DVA—non-GAAP	$0.55	$1.14
Impact of DVA(12)	—	0.04

Earnings per diluted common share—U.S. GAAP	$0.55	$1.18

Effective income tax rate
Effective income tax rate from continuing operations—non-GAAP	33.3%	33.3%
Impact of net discrete tax benefits(13)	—	(19.7)%
Effective income tax rate from continuing operations—U.S. GAAP	33.3%	13.6%

Average common equity, return on average common equity, average tangible common equity, return on average tangible common equity and tangible book value per common share are all non-GAAP financial measures the Company considers to be useful measures to the Company and investors to assess capital adequacy and to allow better comparability of period-to-period operating performance. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Tangible Equity” herein.

Non-GAAP Financial Measures.

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Average common equity(4)(14)
Average common equity, excluding DVA and net discrete tax benefits	$68,331	$66,253
Average common equity, excluding DVA	$68,331	$66,394
Average common equity	$68,187	$65,590
Return on average common equity(4)
Return on average common equity, excluding DVA and net discrete tax benefits	6.2%	10.1%
Return on average common equity, excluding DVA	6.2%	13.5%
Return on average common equity	6.2%	14.1%
Average tangible common equity(14)
Average tangible common equity, excluding DVA and net discrete tax benefits	$58,807	$56,550
Average tangible common equity, excluding DVA	$58,807	$56,691
Average tangible common equity	$58,663	$55,888
Return on average tangible common equity(15)
Return on average tangible common equity, excluding DVA and net discrete tax benefits	7.2%	11.8%
Return on average tangible common equity, excluding DVA	7.2%	15.8%
Return on average tangible common equity	7.2%	16.6%

	At March 31, 2016	At December 31, 2015
Tangible book value per common share(16)	$30.44	$30.26

EMEA—Europe, Middle East and Africa.

DVA—Debt valuation adjustments represent the change in the fair value resulting from fluctuations in the Company’s credit spreads and other credit factors related to liabilities carried at fair value, primarily certain Long-term and Short-term borrowings.

(1)	For the calculation of basic and diluted earnings per common share, see Note 15 to the condensed consolidated financial statements in Item 1.
(2)

Pre-tax profit margin is a non-GAAP financial measure that the Company considers to be a useful measure to the Company and investors to assess operating performance and represents income from continuing operations before income taxes as a percentage of net revenues.

(3)

Average common equity for each business segment is determined using the Company’s Required Capital framework, an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity according to the Required Capital Framework” herein). Effective January 1, 2016, the common equity estimation and attribution to the business segments are based on the Company’s fully phased-in regulatory capital, including supplementary leverage and stress losses (which results in more capital being attributed to the business segments), whereas prior periods were attributed based on transitional regulatory capital provisions. Also, beginning in 2016, the amount of capital allocated to the business segments will be set at the beginning of each year, and will remain fixed throughout the year, until the next annual reset. Differences between available and Required Capital will be reflected in Parent equity during the year. Periods prior to 2016 have not been recast under the new methodology. Each business segment’s return on average common equity equals net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity for that segment. Effective tax rates used in the computation are determined on a separate legal entity basis. Average common equity and the return on average common equity for each business segment are non-GAAP financial measures that the Company considers useful for the Company and investors in assessing capital adequacy and to allow better comparability of period-to-period operating performance.

(4)

Return on average common equity equals consolidated net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. Effective January 1, 2016, as a result of the adoption of a provision of the accounting update related to DVA, the Company has redefined the calculation of the return on average common equity excluding DVA to adjust for DVA only in the denominator. Prior to January 1, 2016, for the return on average common equity, excluding DVA, and excluding DVA and net discrete tax benefits, both the numerator and denominator were adjusted to exclude those items. Average common equity, the return on average common equity, and average common equity and the return on average common equity, both excluding DVA, and excluding DVA and net discrete tax benefits, are non-GAAP financial measures that the Company considers useful for the Company and investors in assessing capital adequacy and to allow better comparability of period-to-period operating performance.

(5)	For a discussion of how the geographic breakdown for net revenues is determined, see Note 21 to the consolidated financial statements in Item 8 of the 2015 Form 10-K.
(6)

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the condensed consolidated balance sheet (see Note 7 to the condensed consolidated financial statements in Item 1).

(7)

For a discussion of Global Liquidity Reserve, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2015 Form 10-K.

(8)

Book value per common share equals common shareholders’ equity of $68,490 million at March 31, 2016 and $67,662 million at December 31, 2015 divided by common shares outstanding of 1,938 million at March 31, 2016 and 1,920 million at December 31, 2015.

(9)	For a discussion of the Company’s regulatory capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(10)	See Note 13 to the condensed consolidated financial statements in Item 1 for information on the Tier 1 leverage ratio.
(11)	Amounts exclude the Investment Management business segment’s proportionate share of assets managed by entities in which it owns a minority stake and assets for which fees are not generated.
(12)

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized DVA gains (losses) in the current quarter are recorded within Other Comprehensive income (loss) (“OCI”) in the condensed consolidated statements of comprehensive income. In the prior year quarter, the DVA gains (losses) were recorded within Trading revenues in the condensed consolidated statements of income. See Notes 2 and 14 to the condensed consolidated financial statements in Item 1 for further information.

(13)	For a discussion of the Company’s net discrete tax benefit, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.
(14)

The impact of DVA on average common equity and average tangible common equity was approximately $(144) million and $(803) million in the current quarter and prior year quarter, respectively. The impact of the net discrete tax benefit on average common equity and average tangible common equity was approximately $141 million in the prior year quarter.

(15)

Return on average tangible common equity equals net income applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. Effective January 1, 2016, as a result of the adoption of a provision of the accounting update related to DVA, the Company has redefined the calculation of return on average tangible common equity excluding DVA to adjust for DVA only in the denominator. Prior to January 1, 2016, for the return on average tangible common equity, excluding DVA, and excluding DVA and net discrete tax benefits, both the numerator and the denominator were adjusted to exclude the impact of DVA and the impact of net discrete tax benefits. The impact of DVA was 0.8% in the prior year quarter. The impact of the net discrete tax benefit was 4.0% in the prior year quarter.

(16)

Tangible book value per common share equals tangible common equity of $58,999 million at March 31, 2016 and $58,098 million at December 31, 2015 divided by common shares outstanding of 1,938 million at March 31, 2016 and 1,920 million at December 31, 2015.

Return on Equity Target.

The Company is aiming to improve its return to shareholders, and accordingly has established a target return on average common equity excluding DVA (“Return on Equity”) to be achieved by 2017, subject to the successful execution of its strategic objectives. For further information on the Company’s Return on Equity target and related assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Return on Equity Target” in Part II, Item 7 of the 2015 Form 10-K.

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

Net Revenues.

For discussions of the Company’s net revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Net Revenues” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Net Revenues by Segments” in Part II, Item 7 of the 2015 Form 10-K.

Compensation Expense.

For a discussion of the Company’s compensation expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Compensation Expense” in Part II, Item 7 of the 2015 Form 10-K.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,		% Change from Prior Year
	2016	2015
	(dollars in millions)
Revenues:
Investment banking	$990	$1,173	(16)%
Trading	1,891	3,422	(45)%
Investments	32	112	(71)%
Commissions and fees	655	673	(3)%
Asset management, distribution and administration fees	73	76	(4)%
Other	4	90	(96)%

Total non-interest revenues	3,645	5,546	(34)%

Interest income	1,053	870	21%
Interest expense	984	958	3%

Net interest	69	(88)	N/M

Net revenues	3,714	5,458	(32)%

Compensation and benefits	1,382	2,026	(32)%
Non-compensation expenses	1,424	1,619	(12)%

Total non-interest expenses	2,806	3,645	(23)%

Income from continuing operations before income taxes	908	1,813	(50)%
Provision for income taxes	275	6	N/M

Income from continuing operations	633	1,807	(65)%

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(5)	(8)	38%
Provision for (benefit from) income taxes	(2)	(3)	33%

Income (loss) from discontinued operations	(3)	(5)	40%

Net income	630	1,802	(65)%
Net income applicable to noncontrolling interests	39	52	(25)%

Net income applicable to Morgan Stanley	$591	$1,750	(66)%

Amounts applicable to Morgan Stanley:
Income from continuing operations	$594	$1,755	(66)%
Income (loss) from discontinued operations	(3)	(5)	40%

Net income applicable to Morgan Stanley	$591	$1,750	(66)%

N/M—Not Meaningful.

Investment Banking.

Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment Banking Revenues.

	Three Months Ended March 31,		% Change from Prior Year
	2016	2015
	(dollars in millions)
Advisory revenues	$591	$471	25%
Underwriting revenues:
Equity underwriting revenues	160	307	(48)%
Fixed income underwriting revenues	239	395	(39)%

Total underwriting revenues	399	702	(43)%

Total investment banking revenues	$990	$1,173	(16)%

Investment Banking Volumes.

	Three Months Ended March 31,
	2016(1)	2015(1)
	(dollars in billions)
Completed mergers and acquisitions(2)	$290	$126
Equity and equity-related offerings(3)	7	19
Fixed income offerings(4)	51	74

(1)

Source: Thomson Reuters, data at April 14, 2016. Completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

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

Investment banking revenues of $990 million in the current quarter decreased 16% from the prior year quarter due to lower underwriting revenues, partially offset by higher advisory revenues.

•	Advisory revenues increased due to higher completed M&A activity. Completed M&A volume activity increased from the prior year quarter (see Investment Banking Volumes table above).

•	Equity underwriting revenues decreased reflecting significantly lower market volumes. Fixed income underwriting revenues decreased primarily reflecting lower bond fees.

Sales and Trading Net Revenues.

Sales and Trading Net Revenues.

	Three Months Ended March 31,		% Change from Prior Year
	2016	2015
	(dollars in millions)
Trading	$1,891	$3,422	(45)%
Commissions and fees	655	673	(3)%
Asset management, distribution and administration fees	73	76	(4)%
Net interest	69	(88)	N/M

Total sales and trading net revenues	$2,688	$4,083	(34)%

N/M—Not	Meaningful.

Sales and Trading Net Revenues by Business.

	Three Months Ended March 31,		% Change from Prior Year
	2016	2015
	(dollars in millions)
Equity	$2,056	$2,293	(10)%
Fixed income and commodities	873	2,003	(56)%
Other	(241)	(213)	(13)%

Total sales and trading net revenues	$2,688	$4,083	(34)%

Sales and Trading Net Revenues, Excluding DVA in 2015.

Sales and trading net revenues, including equity and fixed income and commodities sales and trading net revenues that exclude the impact of DVA in 2015, are non-GAAP financial measures that the Company considers useful for the Company and investors to allow further comparability of period-to-period operating performance.

	Three Months Ended March 31,		% Change from Prior Year
	2016	2015
	(dollars in millions)
Total sales and trading net revenues—non-GAAP	$2,688	$3,958	(32)%
Impact of DVA(1)	—	125	(100)%

Total sales and trading net revenues	$2,688	$4,083	(34)%

Equity sales and trading net revenues—non-GAAP	$2,056	$2,268	(9)%
Impact of DVA(1)	—	25	(100)%

Equity sales and trading net revenues	$2,056	$2,293	(10)%

Fixed income and commodities sales and trading net revenues—non-GAAP	$873	$1,903	(54)%
Impact of DVA(1)	—	100	(100)%

Fixed income and commodities sales and trading net revenues	$873	$2,003	(56)%

(1)

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized DVA gains (losses) in the current quarter are recorded within OCI in the condensed consolidated statements of comprehensive income. In the prior year quarter, the DVA gains (losses) were recorded within Trading revenues in the condensed consolidated statements of income. See Notes 2 and 14 to the condensed consolidated financial statements in Item 1 for further information.

Total sales and trading net revenues of $2,688 million in the current quarter decreased 34% from the prior year quarter due to lower equity, fixed income and commodities revenues.

Equity.

•

Equity sales and trading net revenues of $2,056 million, a decrease from the prior year quarter primarily reflecting declines in cash equities in volatile global equity markets, partly offset by continued strength in prime brokerage as a result of increased client activity.

Fixed Income and Commodities.

•

Fixed income and commodities net revenues of $873 million decreased from the prior year quarter. Lower commodities results primarily reflect the absence of revenues from the global oil merchanting business, which was sold on November 1, 2015, and the depressed energy price environment. Lower fixed income results reflect lower levels of client activity in rates and foreign exchange and a challenging credit environment. In the prior year quarter, fixed income and commodities results included a DVA gain of $100 million. For more information on the sale of the global oil merchanting business, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Business Segments—Institutional Securities—Investments, Other Revenues, Non-interest Expenses, Income Tax Items, Dispositions and Other Items—2015 Compared with 2014—Dispositions” in Part II, Item 7 of the 2015 Form 10-K.

Investments, Other Revenues, Non-interest Expenses and Other Items.

Investments.

•

Net investment gains of $32 million in the current quarter decreased 71% from the prior year quarter primarily reflecting losses on investments associated with the Company’s compensation plans and lower gains on principal investments in real estate.

Other.

•

Other revenues of $4 million in the current quarter decreased 96% from the prior year quarter primarily due to an increase in the allowance for losses on loans held for investment, mark-to-market losses on loans and commitments held for sale and lower results related to the Company’s 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see Note 8 to the condensed consolidated financial statements in Item 1 for further information).

Non-interest Expenses.

Non-interest expenses of $2,806 million in the current quarter decreased 23% from the prior year quarter driven by a 32% reduction in Compensation and benefits expenses and a 12% reduction in Non-compensation expenses.

•

Compensation and benefits expenses decreased in the current quarter primarily due to a decrease in discretionary incentive compensation driven mainly by lower revenues, a decrease in fair value of deferred compensation plan referenced investments and lower headcount.

•	Non-compensation expenses decreased primarily due to lower litigation costs.

Noncontrolling Interests.

Noncontrolling interests primarily relate to Mitsubishi UFJ Financial Group, Inc.’s interest in Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”).

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,		% Change from Prior Year
	2016	2015
	(dollars in millions)
Revenues:
Investment banking	$121	$192	(37)%
Trading	194	232	(16)%
Investments	(2)	2	N/M
Commissions and fees	412	526	(22)%
Asset management, distribution and administration fees	2,054	2,115	(3)%
Other	58	78	(26)%

Total non-interest revenues	2,837	3,145	(10)%

Interest income	914	737	24%
Interest expense	83	48	73%

Net interest	831	689	21%

Net revenues	3,668	3,834	(4)%

Compensation and benefits	2,088	2,225	(6)%
Non-compensation expenses	794	754	5%

Total non-interest expenses	2,882	2,979	(3)%

Income from continuing operations before income taxes	786	855	(8)%
Provision for income taxes	293	320	(8)%

Income from continuing operations	493	535	(8)%

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	—
Provision for (benefit from) income taxes	—	—	—

Income (loss) from discontinued operations	—	—	—

Net income	493	535	(8)%
Net income applicable to noncontrolling interests	—	—	—

Net income applicable to Morgan Stanley	$493	$535	(8)%

Amounts applicable to Morgan Stanley:
Income from continuing operations	$493	$535	(8)%
Income (loss) from discontinued operations	—	—	—

Net income applicable to Morgan Stanley	$493	$535	(8)%

N/M—Not	Meaningful.

Net Revenues.

Transactional Revenues.

	Three Months Ended March 31,		% Change from Prior Year
	2016	2015
	(dollars in millions)
Investment banking	$121	$192	(37)%
Trading	194	232	(16)%
Commissions and fees	412	526	(22)%

Transactional revenues	$727	$950	(23)%

Transactional revenues of $727 million in the current quarter decreased 23% from the prior year quarter due to lower revenues in each of Investment banking, Trading and Commissions and fees.

•	Investment banking revenues decreased primarily due to reduced levels of underwriting activity.

•	Trading revenues decreased primarily due to losses related to investments associated with certain employee deferred compensation plans.

•	Commissions and fees decreased primarily due to lower client activity from equity and mutual fund products and alternatives asset classes.

Asset Management.

•

Asset management, distribution and administration fees of $2,054 million in the current quarter decreased 3% from the prior year quarter primarily due to lower fees from mutual funds reflecting the impact of lower average asset levels and lower average fee rates related to fee-based accounts. (see “Statistical Data” herein).

Net Interest.

•	Net interest of $831 million in the current quarter increased 21% from the prior year quarter primarily due to higher deposit and loan balances.

Other.

•	Other revenues of $58 million in the current quarter decreased 26% from the prior year quarter primarily due to lower realized gains from the available for sale (“AFS”) securities portfolio.

Non-interest Expenses.

Non-interest expenses of $2,882 million in the current quarter decreased 3% from the prior year quarter primarily due to lower Compensation and benefit expenses partially offset by higher Non-compensation expenses.

•

Compensation and benefits expenses decreased primarily due to a decrease in the fair value of deferred compensation plan referenced investments and the decrease in formulaic payout to Wealth Management representatives linked to lower net revenues.

•	Non-compensation expenses increased primarily due to higher litigation costs and professional services fees.

Other Items.

U.S. Department of Labor Conflict of Interest Rule.

In April 2016, the U.S. Department of Labor adopted a conflict of interest rule under the Employee Retirement Income Security Act of 1974 that broadens the circumstances under which a firm is considered a fiduciary when transacting with retail investment accounts and sets forth requirements to ensure that advice given by broker-dealers acting as investment advice fiduciaries is impartial. The new fiduciary standard for investment advice will apply on April 10, 2017 and full compliance is required by January 1, 2018. While the Company is still in the process of reviewing the final rule, given the breadth and scale of the Company’s platform and continued investment in technology, the Company believes that it will be able to provide compliant solutions to meet its clients’ investment needs (see also “Business—Supervision and Regulation—Institutional Securities and Wealth Management—Broker-Dealer and Investment Adviser Regulation” in Part I, Item 1 of the 2015 Form 10-K).

Statistical Data.

Financial Information and Statistical Data (dollars in billions, except where noted).

	At March 31, 2016	At December 31, 2015
Client assets	$1,999	$1,985
Fee-based client assets(1)	$798	$795
Fee-based client assets as a percentage of total client assets	40%	40%
Client liabilities(2)	$66	$64
Bank deposit program	$152	$149
Investment securities portfolio	$61.8	$57.9
Loans and lending commitments	$58.2	$55.3
Wealth Management representatives	15,888	15,889
Retail locations	604	608

	Three Months Ended March 31,
	2016	2015
Annualized revenues per representative (dollars in thousands)(3)	$923	$959
Client assets per representative (dollars in millions)(4)	$126	$129
Fee-based asset flows(5)	$5.9	$13.3

(1)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(2)	Client liabilities include securities-based and tailored lending, home loans and margin lending.
(3)	Annualized revenues per representative equal the Wealth Management business segment’s annualized revenues divided by the average representative headcount.
(4)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(5)	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude cash management-related activity.

Total client liability balances increased to $66 billion at March 31, 2016 from $64 billion at December 31, 2015, primarily due to growth in Liquidity Access Line (“LAL”) securities-based lending product and residential real estate loans. The loans and lending commitments in the Wealth Management business segment continued to grow in the current quarter, and the Company expects this trend to continue. See “Supplemental Financial Information and Disclosures—U.S. Bank Subsidiaries Lending Activities” herein and “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities” in Item 3.

Fee-Based Client Assets.

For a description of fee-based client assets, including descriptions for the fee-based client asset types and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in Part II, Item 7 of the 2015 Form 10-K.

Fee-Based Client Assets Activity and Average Fee Rate by Account Type.

	At December 31, 2015	Inflows	Outflows	Market Impact	At March 31, 2016	Average for the Three Months Ended March 31, 2016
						Fee Rate
	(dollars in billions)					(in bps)
Separately managed accounts(1)	$283	$9	$(10)	$(4)	$278	32
Unified managed accounts	105	10	(5)	2	112	110
Mutual fund advisory	25	—	(1)	—	24	121
Representative as advisor	115	6	(7)	—	114	88
Representative as portfolio manager	252	15	(11)	(1)	255	102

Subtotal	$780	$40	$(34)	$(3)	$783	75
Cash management	15	2	(2)	—	15	6

Total fee-based client assets	$795	$42	$(36)	$(3)	$798	73

	At December 31, 2014	Inflows	Outflows	Market Impact	At March 31, 2015	Average for the Three Months Ended March 31, 2015
						Fee Rate
	(dollars in billions)					(in bps)
Separately managed accounts(1)	$285	$11	$(7)	$(2)	$287	35
Unified managed accounts	93	8	(4)	2	99	115
Mutual fund advisory	31	—	(2)	1	30	121
Representative as advisor	119	9	(8)	1	121	89
Representative as portfolio manager	241	16	(10)	3	250	105

Subtotal	$769	$44	$(31)	$5	$787	77
Cash management	16	3	(3)	—	16	6

Total fee-based client assets	$785	$47	$(34)	$5	$803	75

bps—Basis points.

(1)	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended March 31,		% Change from Prior Year
	2016	2015
	(dollars in millions)
Revenues:
Investment banking	$1	$—	N/M
Trading	(10)	3	N/M
Investments	(64)	152	(142)%
Commissions and fees	3	—	N/M
Asset management, distribution and administration fees	526	514	2%
Other	22	5	N/M

Total non-interest revenues	478	674	(29)%

Interest income	1	1	—
Interest expense	2	6	(67)%

Net interest	(1)	(5)	80%

Net revenues	477	669	(29)%

Compensation and benefits	213	273	(22)%
Non-compensation expenses	220	209	5%

Total non-interest expenses	433	482	(10)%

Income from continuing operations before income taxes	44	187	(76)%
Provision for income taxes	10	61	(84)%

Income from continuing operations	34	126	(73)%

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—
Provision for (benefit from) income taxes	—	—	—

Income from discontinued operations	—	—	—

Net income	34	126	(73)%
Net income applicable to noncontrolling interests	(16)	17	(194)%

Net income applicable to Morgan Stanley	$50	$109	(54)%

Amounts applicable to Morgan Stanley:
Income from continuing operations	$50	$109	(54)%
Income from discontinued operations	—	—	—

Net income applicable to Morgan Stanley	$50	$109	(54)%

N/M—Not	Meaningful.

Net Revenues.

Investments.

•

Investments losses were $64 million in the current quarter compared with gains of $152 million in the prior year quarter reflecting investment markdowns and the reversal of previously accrued carried interest in certain private equity and real estate funds.

Asset Management, Distribution and Administration Fees.

•

  Asset management, distribution and administration fees of $526 million in the current quarter were relatively unchanged from the prior year quarter.

Other.

•

Other revenues were $22 million in the current quarter compared to $5 million from the prior year quarter due to higher net revenues associated with the Company’s minority interest investments in certain third-party investment managers.

Non-interest Expenses.

Non-interest expenses of $433 million in the current quarter decreased 10% from the prior year quarter primarily due to lower Compensation and benefit expenses partially offset by higher Non-compensation expenses.

•

  Compensation and benefits expenses decreased primarily due to the decrease in deferred compensation associated with carried interest.

•

  Non-compensation expenses increased primarily due to higher brokerage and clearing expenses related to liquidity products.

Other Items.

Noncontrolling Interests.

Noncontrolling interests in the current
quarter of $(16) million are primarily related to the consolidation of certain merchant banking funds sponsored by the Company, whereas noncontrolling interests in the prior year quarter of $17 million were primarily related to the consolidation of certain real estate funds sponsored by the Company. See Note 2 to the condensed consolidated financial statements in Item 1 for further information on the adoption of the accounting update Amendments to the Consolidation Analysis.

Statistical Data.

Assets Under Management or Supervision and Average Fee Rate by Asset
Class.

At December
31, 2015

Inflows

Outflows

Distributions

Market Impact

Foreign Currency Impact

At
March 31, 2016

Average for the Three Months Ended March 31, 2016

AUM

Fee Rate

(dollars in billions)

(in bps)

Traditional Asset Management:

Equity

$
126

$
7

$
(9
)

$
—

$
—

$
1

$
125

$
122

69

Fixed income

60

5

(6
)

—

2

1

62

60

32

Liquidity

149

336

(338
)

—

(1
)

—

146

149

17

Alternatives(1)

36

1

(1
)

—

(1
)

—

35

36

57

Managed Futures

3

—

—

—

—

—

3

3

111

Total Traditional Asset Management

374

349

(354
)

—

—

2

371

370

41

Merchant Banking and Real Estate Investing(1)

32

2

—

—

—

—

34

33

121

Total assets under management or supervision

$
406

$
351

$
(354
)

$
—

$
—

$
2

$
405

$
403

48

Shares of minority stake assets

8

8

8

At December
31, 2014

Inflows

Outflows

Distributions

Market Impact

Foreign Currency Impact

At
March 31, 2015

Average for the Three Months Ended March 31, 2015

AUM

Fee Rate

(dollars in billions)

(in bps)

Traditional Asset Management:

Equity

$
141

$
8

$
(10
)

$
—

$
4

$
(2
)

$
141

$
142

70

Fixed income

65

7

(6
)

—

1

(2
)

65

65

31

Liquidity

128

283

(280
)

—

1

(1
)

131

127

8

Alternatives(1)

36

—

—

—

—

—

36

36

64

Managed Futures

3

—

—

—

—

—

3

3

114

Total Traditional Asset Management

373

298

(296
)

—

6

(5
)

376

373

42

Merchant Banking and Real Estate Investing(1)

30

1

(1
)

(1
)

1

—

30

31

102

Total assets under management or supervision

$
403

$
299

$
(297
)

$
(1
)

$
7

$
(5
)

$
406

$
404

47

Shares of minority stake assets

7

7

7

AUM—Assets
under management.

bps—Basis
points.

(1)

Assets under management or supervision for Merchant Banking and Real Estate Investing and Alternatives reflect the basis on which management fees are earned. This calculation excludes AUM where no management fees are earned or where the fair value of these assets, including lending commitments, differs from the basis on which management fees are earned. Including these assets, AUM at
March 31, 2016 and March 31, 2015 for Merchant Banking and Real Estate Investing were $45 billion and $40 billion, respectively, and for Alternatives were $38 billion and $39 billion, respectively.

For a description of the rollforward items in the above
tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Statistical Data” in Part II, Item 7 of the 2015 Form 10-K.

Supplemental Financial Information and Disclosures.

U.S. Bank Subsidiaries.

The Company provides loans to a variety of customers, from
large corporate and institutional clients to high net worth individuals, primarily through its U.S. bank subsidiaries, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”)
(collectively, “U.S. Bank Subsidiaries”). The lending activities in the Institutional Securities business segment primarily include loans or lending commitments to corporate clients. The lending activities in the Wealth Management business segment primarily include securities-based lending that allows clients to borrow money against the value of qualifying securities and also include residential real estate loans. The Company expects its lending activities to continue to grow through further penetration of the Institutional Securities and Wealth Management business segments’ client base. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market
Risk—Risk Management—Credit Risk” in Item 3. For further discussion about loans and lending commitments, see Notes 7 and 11 to the condensed consolidated financial statements in Item 1.

U.S. Bank Subsidiaries’ Supplemental Financial Information Excluding
Transactions with Affiliated Entities.

At March 31, 2016

At December 31, 2015

(dollars in billions)

U.S. Bank Subsidiaries assets

$
177.0

$
174.2

U.S. Bank Subsidiaries investment securities portfolio(1)

61.8

57.9

Wealth Management U.S. Bank Subsidiaries data:

Securities-based lending and other loans(2)

$
30.0

$
28.6

Residential real estate loans

21.8

20.9

Total

$
51.8

$
49.5

Institutional Securities U.S. Bank Subsidiaries data:

Corporate loans

$
23.9

$
22.9

Wholesale real estate loans

8.3

8.9

Total

$
32.2

$
31.8

(1)

The U.S. Bank Subsidiaries investment securities portfolio includes AFS investment securities of $54.1 billion at March 31, 2016 and $53.0 billion at December 31, 2015. The remaining balance represents held to maturity investment securities of $7.7 billion at March 31, 2016 and $4.9 billion at December 31, 2015.

(2)
Other loans primarily include tailored lending.

(3)

Other lending includes activities related to commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to equities and commodities customers, and loans to municipalities.

Income Tax Matters.

The effective tax rate from continuing operations was 33.3% and 13.6% for the quarters ended March 31, 2016 and 2015, respectively.
The results for prior year quarter included a net discrete tax benefit of $564 million, primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the
Company’s legal entity organization in the U.K. Excluding this net discrete tax benefit, the effective tax rate from continuing operations for the prior year quarter would have been 33.3%, which reflects the geographic mix of earnings.

Accounting Development Updates.

The Financial Accounting Standards Board (the
“FASB”) issued the following accounting updates which apply to the Company.

These accounting updates are not expected to have a material impact in the condensed consolidated financial statements:

•

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

•

Improvements to Employee Share-Based Payment Accounting.

•

Contingent Put and Call Options in Debt Instruments.

•

Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance is effective for the Company beginning January 1, 2018.
On January 1, 2016, the Company early adopted a specific provision of the accounting update (see Note 2 to the condensed consolidated financial statements in Item 1), with the remainder to be adopted on January 1, 2018.

This accounting update will not
have an impact in the condensed consolidated financial statements:

•

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.

This accounting update will not have a material impact in the condensed consolidated financial statements:

•

Simplifying the Transition to the Equity Method of Accounting.

The FASB issued the following accounting updates which are currently being evaluated to determine the potential impact of adoption:

•

Leases. This accounting update requires lessees to recognize all leases with terms exceeding one year on the balance sheet which results in the recognition of a right of use asset and corresponding lease liability, including for those leases currently classified as operating leases by the Company. The right of use asset and lease liability will initially be measured using the present value of the remaining rental payments. The accounting for leases where the Company is the lessor is largely unchanged. This standard is effective on January 1, 2019 with early adoption permitted.

•

Revenue from Contracts with Customers. The purpose of this update is to clarify the principles of revenue recognition, to develop a common revenue recognition standard across all industries for U.S. GAAP and International Financial Reporting Standards and to provide enhanced disclosures for users of the financial statements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective on
January 1, 2018, with early adoption permitted, but not before January 1, 2017.

Critical Accounting Policies

The Company’s condensed consolidated financial
statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the Company’s condensed consolidated financial statements in Item 1). The Company believes that of its significant accounting policies (see Note 2 to the Company’s consolidated financial statements in Item 8 of the 2015 Form 10-K and Note 2 to the Company’s condensed consolidated financial statements in Item 1), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about the Company’s critical accounting policies, see “Management
Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7, of the 2015 Form 10-K.

Liquidity and Capital Resources.

The Company’s senior management establishes liquidity
and capital policies. Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of the Company’s asset and liability position. The Treasury Department, Firm Risk Committee, Asset and Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and controlling the impact that the Company’s business activities have on its condensed consolidated balance sheet, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board and the Board’s Risk
Committee.

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

At March 31, 2016

Institutional Securities

Wealth Management

Investment Management

Total

(dollars in millions)

Assets

Cash and cash equivalents

$
24,440

$
28,867

$
331

$
53,638

Trading assets, at fair value

230,468

1,179

2,503

234,150

Investment securities

15,809

61,783

—

77,592

Securities received as collateral, at fair value

8,813

—

—

8,813

Securities purchased under agreements to resell

96,062

2,712

—

98,774

Securities borrowed

139,851

562

—

140,413

Customer and other receivables

23,513

20,714

535

44,762

Loans, net of allowance

36,986

51,816

—

88,802

Other assets(1)

45,702

13,454

1,397

60,553

Total assets

$
621,644

$
181,087

$
4,766

$
807,497

At December 31, 2015

Institutional Securities

Wealth Management

Investment Management

Total

(dollars in millions)

Assets

Cash and cash equivalents

$
22,356

$
31,216

$
511

$
54,083

Trading assets, at fair value

224,949

883

2,448

228,280

Investment securities

14,124

57,858

1

71,983

Securities received as collateral, at fair value

11,225

—

—

11,225

Securities purchased under agreements to resell

83,205

4,452

—

87,657

Securities borrowed

141,971

445

—

142,416

Customer and other receivables

23,390

21,406

611

45,407

Loans, net of allowance

36,237

49,522

—

85,759

Other assets(1)

45,257

13,926

1,472

60,655

Total assets

$
602,714

$
179,708

$
5,043

$
787,465

90

(1)

Other assets primarily includes Cash deposited with clearing organizations or segregated under federal and other regulations or requirements; Other investments; Premises, equipment and software costs; Goodwill; Intangible assets and deferred tax assets.

A substantial portion of the Company’s total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides the Company with flexibility in managing the size of its balance sheet. Total assets increased modestly to
$807 billion at current period end from $787 billion at prior year end, primarily due to increases in Securities purchased under agreements to resell and Trading assets driven primarily by higher levels of high quality liquid assets in the
Company’s Global Liquidity Reserve and increases in over-the-counter (“OTC”) derivative contracts.

Securities Repurchase Agreements and Securities Lending.

Securities borrowed or securities purchased under agreements to resell and securities loaned or securities sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 6 to the condensed consolidated financial statements in Item 1).

Collateralized Financing Transactions and Average Balances.

At March 31, 2016

At December 31, 2015

Average Balance

Three Months Ended

March 31, 2016

December 31, 2015

(dollars in millions)

Securities purchased under agreements to resell and Securities borrowed

$
239,187

$
230,073

$
237,887

$
250,605

Securities sold under agreements to repurchase and Securities loaned

$
58,445

$
56,050

$
56,417

$
62,373

Securities purchased under
agreements to resell and Securities borrowed and Securities sold under agreements to repurchase and Securities loaned period-end balances at March 31, 2016 were in line with the average balances during 2016. Securities purchased under agreements to resell and Securities borrowed and Securities sold under agreements to repurchase and Securities loaned period-end balances at December 31, 2015 were lower than the average balances during 2015. The balances moved in line with client financing activity and with general movements in firm inventory. Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions.

Other Securities Financing.

The customer receivable portion of the securities financing transactions primarily includes customer margin loans, collateralized by customer-owned securities, and customer cash, which is segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes payables to the Company’s prime brokerage customers. The Company’s risk exposure on these transactions is mitigated by collateral maintenance policies that limit the Company’s credit exposure to customers. Included within securities financing assets were $9 billion and $11 billion at March 31, 2016 and December 31, 2015, respectively, recorded in accordance with accounting guidance for the transfer of financial assets that represented offsetting assets and liabilities for fully collateralized non-cash loan transactions.

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

The core components of the Company’s Liquidity Risk
Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and the Global Liquidity Reserve, which support its target liquidity profile. For a further discussion about the Company’s Required Liquidity Framework and
Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in Part II, Item 7 of the 2015 Form
10-K.

At March 31, 2016 and
December 31, 2015, the Company maintained sufficient liquidity to meet current and contingent funding obligations as modeled in its Liquidity Stress Tests.

Global Liquidity Reserve.

The Company maintains sufficient liquidity reserves to cover daily funding needs and to meet strategic liquidity targets sized by the
Required Liquidity Framework and Liquidity Stress Tests. For a further discussion of the Company’s Global Liquidity Reserve, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and
Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2015 Form 10-K.

Global Liquidity Reserve by Type of Investment.

At March 31, 2016

At December 31, 2015

(dollars in millions)

Cash deposits with banks

$
13,420

$
10,187

Cash deposits with central banks

34,572

39,774

Unencumbered highly liquid securities:

U.S. government obligations

75,985

72,265

U.S. agency and agency mortgage-backed securities

39,940

37,678

Non-U.S. sovereign obligations(1)

33,254

28,999

Other investment grade securities

13,898

14,361

Global Liquidity Reserve

$
211,069

$
203,264

(1)
  Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

Global Liquidity Reserve
Managed by Bank and Non-Bank Legal Entities.

Daily Average Balance

Three Months Ended March 31,

At March 31, 2016

At December 31, 2015

2016

2015

(dollars in millions)

Bank legal entities:

Domestic

$
89,127

$
88,432

$
89,842

$
82,638

Foreign

6,135

5,896

5,812

4,961

Total Bank legal entities

95,262

94,328

95,654

87,599

Non-Bank legal entities(1):

Domestic

78,454

74,811

80,952

76,833

Foreign

37,353

34,125

34,282

31,829

Total Non-Bank legal entities

115,807

108,936

115,234

108,662

Total

$
211,069

$
203,264

$
210,888

$
196,261

(1)

The Parent managed $61,134 million and $54,810 million at March 31, 2016 and December 31, 2015, respectively, and averaged $62,209 million and $57,920 million for the three months ended March 31, 2016 and 2015, respectively.

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
(“U.S. LCR”) applies to the Company and its U.S. Bank Subsidiaries and each is required to calculate its respective U.S. LCR on each business day. As of January 1, 2016, the Company and its U.S. Bank Subsidiaries are required to maintain a minimum U.S. LCR of 90%, and this minimum standard will reach the fully phased-in level of 100% beginning on January 1, 2017. In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has
proposed rules that would require large banking organizations, including the Company, to publicly disclose certain qualitative and quantitative information about their U.S. LCR beginning in the third quarter of 2016. The Company is compliant with the minimum required U.S. LCR based on current interpretation and continues to evaluate its impact on the Company’s liquidity and funding requirements.

Net Stable Funding Ratio.

The objective of the NSFR is to reduce funding risk over a
one-year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress. The Basel Committee finalized the NSFR framework in 2014. In the second quarter of 2016, the U.S. banking regulators issued a proposal to implement the NSFR in the U.S. The proposal would require a covered company to maintain an amount of available stable funding, which is calculated by applying standardized weightings to its equity and liabilities based on their expected stability, that is no less than the amount of its required stable funding, which is calculated by applying standardized weightings to its assets, derivatives exposures, and certain other off-balance sheet exposures based on their liquidity characteristics. If adopted as proposed, the requirements would apply to the Company and its U.S. Bank Subsidiaries from January 1, 2018. The Company is evaluating the potential impact of the proposal, which is subject to public comment and further rulemaking procedures.

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

Secured Financing.

For a discussion of the Company’s secured financing activities, see “Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in Part II, Item 7 of the 2015 Form 10-K.

At March 31, 2016 and December 31, 2015, the
weighted average maturity of the Company’s secured financing against less liquid assets was greater than 120 days.

Unsecured Financing.

For a discussion of the Company’s unsecured financing activities, see “Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in Part II, Item 7 of the 2015 Form 10-K. When appropriate, the Company may use derivative products to conduct asset and liability management and to make adjustments to its interest rate and structured borrowings risk profile (see Note 4 to the condensed consolidated financial statements in Item 1).

Deposits.

Available funding sources to the Company’s bank subsidiaries include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in the Company’s U.S. Bank Subsidiaries are sourced from its retail brokerage accounts and are considered to have stable, low-cost funding characteristics. At March 31, 2016 and December 31, 2015 deposits were $157,591 million and $156,034 million, respectively (see Note 9 to the condensed consolidated financial statements in
Item 1).

Short-Term Borrowings.

The Company’s unsecured short-term borrowings may
consist of bank loans, bank notes, commercial paper and structured notes with maturities of 12 months or less at issuance. At March 31, 2016 and December 31, 2015, the Company had approximately $1,109 million and $2,173 million, respectively, in Short-term borrowings.

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

Long-term Borrowings by Maturity Profile.

Parent

Subsidiaries

Total

(dollars in millions)

Due in 2016

$
12,272

$
4,032

$
16,304

Due in 2017

21,840

1,199

23,039

Due in 2018

18,296

1,058

19,354

Due in 2019

20,658

741

21,399

Due in 2020

16,239

952

17,191

Thereafter

62,564

2,953

65,517

Total

$
151,869

$
10,935

$
162,804

During the quarter ended
March 31, 2016, the Company issued notes with a principal amount of approximately $13.2 billion. In connection with these note issuances, the Company generally enters into certain transactions to obtain floating interest rates. The weighted average maturity of the Company’s long-term borrowings, based upon stated maturity dates, was approximately 6.2 years at March 31, 2016. During the quarter ended March 31, 2016, approximately $8.0 billion in aggregate long-term borrowings matured or were retired. Subsequent to March 31, 2016 and through April 29, 2016, long-term borrowings decreased by approximately $1.2 billion, net of issuances. This amount includes the issuance of $3.5 billion of senior debt on April 21, 2016. For a further discussion of the Company’s long-term borrowings, including the amount of senior debt outstanding at March 31, 2016, see Note 10 to the condensed consolidated financial statements in Item 1.

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

Parent and MSBNA’s Senior Unsecured Ratings at April 29, 2016.

Parent

Morgan Stanley Bank, N.A.

Short-Term Debt

Long-Term Debt

Rating Outlook

Short-Term Debt

Long-Term Debt

Rating Outlook

DBRS, Inc.

R-1 (middle)

A (high)

Stable

—

—

—

Fitch Ratings, Inc.

F1

A

Stable

F1

A+

Stable

Moody’s Investors Service, Inc.

P-2

A3

Stable

P-1

A1

Stable

Rating and Investment Information, Inc.

a-1

A-

Stable

—

—

—

Standard & Poor’s Ratings Services

A-2

BBB+

Stable

A-1

A

Positive Watch

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

At March 31, 2016

At December 31, 2015

(dollars in millions)

One-notch downgrade

$
1,193

$
1,169

Two-notch downgrade

1,776

1,465

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

In March 2015, the Company received no objection from the Federal Reserve to its 2015 capital plan. The capital plan included a share repurchase of up to $3.1 billion of the Company’s outstanding common stock during the period that began April 1, 2015 through June 30, 2016. Additionally, the capital plan included an increase in the Company’s quarterly common stock dividend to $0.15 per share from $0.10 per share that began with the dividend declared on April 20, 2015 (see also “Capital Plans and Stress Tests” herein). During the quarters ended March 31, 2016 and 2015, the Company repurchased approximately $625 million and $250 million, respectively, of its outstanding common stock as part of its share repurchase program (see Note 14 to the condensed consolidated financial statements in Item 1 and “Capital Management” herein).

Pursuant to the share repurchase program, the Company
considers, among other things, business segment capital needs, as well as stock-based compensation and benefit plan requirements. Share repurchases under the Company’s program will be exercised from time to time at prices the Company deems appropriate subject to various factors, including its capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Company are subject to regulatory approval (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II,
Item 5 of the 2015 Form 10-K).

The Board
determines the declaration and payment of dividends on a quarterly basis. On April 18, 2016, the Company announced that the Board declared a quarterly dividend per common share of $0.15. The dividend is payable on May 13, 2016 to common shareholders of record on April 29, 2016 (see Note 20 to the condensed consolidated financial statements in Item 1).

On March 15, 2016, the Company announced that the Board declared a quarterly dividend for preferred stock shareholders of record on
March 31, 2016 that was paid on April 15, 2016 (see Note 14 to the condensed consolidated financial statements in Item 1).

Tangible Equity.

Tangible Equity Measures—Period End and Average.

Monthly Average Balance

Balance at

Three Months Ended March 31,

March 31, 2016

December 31, 2015

2016

2015

(dollars in millions)

Common equity

$
68,490

$
67,662

$
68,187

$
65,590

Preferred equity

7,520

7,520

7,520

6,395

Morgan Stanley shareholders’ equity

76,010

75,182

75,707

71,985

Junior subordinated debentures issued to capital trusts

2,849

2,870

2,843

4,871

Less: Goodwill and net intangible assets

(9,491
)

(9,564
)

(9,524
)

(9,702
)

Tangible Morgan Stanley shareholders’ equity(1)

$
69,368

$
68,488

$
69,026

$
67,154

Common equity

$
68,490

$
67,662

$
68,187

$
65,590

Less: Goodwill and net intangible assets

(9,491
)

(9,564
)

(9,524
)

(9,702
)

Tangible common equity(1)

$
58,999

$
58,098

$
58,663

$
55,888

(1)
  Tangible Morgan Stanley shareholders’ equity and tangible common equity are non-GAAP financial measures that the Company and investors consider to be a useful measure to assess capital adequacy.

Regulatory Requirements.

Regulatory Capital Framework.

The Company is a financial holding company under the Bank
Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for the Company, including well-capitalized standards, and evaluates its compliance with such capital requirements. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Company’s U.S. Bank Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The Basel Committee has finalized revisions to the Basel III framework that, if adopted by the U.S. banking agencies, could result in substantial changes to the Company’s capital requirements. In particular, the Basel Committee has finalized a new methodology for calculating counterparty credit risk exposures in derivatives transactions, the standardized approach for measuring counterparty credit risk exposures, and revised frameworks for market risk, interest rate risk in the banking book, and securitization capital requirements. In addition, the Basel Committee has proposed revisions to various regulatory capital standards, the impact of which is uncertain and depends on future rulemakings by the U.S. banking agencies.

Regulatory Capital Requirements.

The Company is required to maintain minimum risk-based and
leverage capital ratios under the regulatory capital requirements. A summary of the calculations of regulatory capital, risk-weighted assets (“RWAs”) and transition provisions follows. For a further discussion of these calculations, see
“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Implementation of U.S. Basel III” in Part II, Item 7 of the 2015 Form
10-K.

Regulatory
Capital.    Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital. Certain adjustments to and deductions from capital are required for purposes of determining these ratios, such as deductions for goodwill, intangibles, certain deferred tax assets, other amounts in other comprehensive income and investments in the capital instruments of unconsolidated financial institutions. Certain of these adjustments and deductions are also subject to transitional provisions.

In addition to the minimum risk-based capital ratio requirements, on a fully phased-in basis by 2019, the Company will be subject to:

•

A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•

  The Common Equity Tier 1 global systemically important bank (“G-SIB”) capital surcharge, which the Federal Reserve calculated as 3% for the Company in July 2015; and

•

  Up to a 2.5% Common Equity Tier 1 countercyclical capital buffer, currently set by banking regulators at zero (collectively, the
“buffers”).

In 2016,
the phase-in amount for each of the buffers is 25% of the fully phased-in buffer requirement. Failure to maintain the buffers will result in restrictions on the Company’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of
Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in Part II, Item 7 of the 2015 Form 10-K.

Risk-Weighted Assets.    RWAs reflect both on- and off-balance sheet risk of the Company as well as capital charges attributable to the risk of loss arising from the following:

•

Credit risk: The failure of a borrower, counterparty or issuer to meet its financial obligation to the Company;

•

  Market risk: Adverse changes in the level of one or more market prices, rate, indices, implied volatilities, correlations or other market factors, such as market liquidity; and

97

•

  Operational risk: Inadequate or failed processes, people and systems or external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets).

The Company’s binding risk-based capital ratios for regulatory purposes are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (the “Advanced Approach”). At March 31, 2016, the
Company’s binding ratios are based on the Advanced Approach transitional rules.

The methods for calculating each of the Company’s risk-based capital ratios will change through January 1, 2022 as aspects of the capital rules are phased in. These changes may result in differences in the Company’s reported capital ratios from one reporting period to the next that are independent of changes to its capital base, asset composition, off-balance sheet exposures or risk profile.

Minimum Risk-Based Capital Ratios: Transitional
Provisions.

(1)

These ratios include the following assumptions: (i) G-SIB capital surcharge for the Company remains at 3.0% as calculated by the Federal
Reserve in July 2015; and (ii) countercyclical capital buffer remains at zero.

Transitional and Fully Phased-In Regulatory Capital Ratios.

At March 31, 2016

Transitional

Fully Phased-In

Standardized

Advanced

Standardized

Advanced

(dollars in millions)

Risk-based capital:

Common Equity Tier 1 capital

$
58,514

$
58,514

$
56,056

$
56,056

Tier 1 capital

65,198

65,198

63,627

63,627

Total capital

78,345

77,969

75,122

74,746

Total RWAs

359,179

373,925

369,697

385,074

Common Equity Tier 1 capital ratio

16.3
%

15.6
%

15.2
%

14.6
%

Tier 1 capital ratio

18.2
%

17.4
%

17.2
%

16.5
%

Total capital ratio

21.8
%

20.9
%

20.3
%

19.4
%

Leverage-based capital:

Adjusted average assets(1)

792,268

N/A

791,096

N/A

Tier 1 leverage ratio(2)

8.2
%

N/A

8.0
%

N/A

At December 31, 2015

Transitional

Fully Phased-In

Standardized

Advanced

Standardized

Advanced

(dollars in millions)

Risk-based capital:

Common Equity Tier 1 capital

$
59,409

$
59,409

$
55,441

$
55,441

Tier 1 capital

66,722

66,722

63,000

63,000

Total capital

79,663

79,403

73,858

73,598

Total RWAs

362,920

384,162

373,421

395,277

Common Equity Tier 1 capital ratio

16.4
%

15.5
%

14.8
%

14.0
%

Tier 1 capital ratio

18.4
%

17.4
%

16.9
%

15.9
%

Total capital ratio

22.0
%

20.7
%

19.8
%

18.6
%

Leverage-based capital:

Adjusted average assets(1)

803,574

N/A

801,346

N/A

Tier 1 leverage ratio(2)

8.3
%

N/A

7.9
%

N/A

N/A—Not Applicable.

(1)

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

(2)	The minimum Tier 1 leverage ratio requirement is 4.0%.

The fully phased-in basis pro forma estimates in the above tables are based on the Company’s current understanding of the capital rules and other factors, which may be subject to change as the Company receives additional clarification and implementation guidance from the Federal Reserve and as the interpretation of the regulation evolves over time. These fully phased-in pro forma estimates are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that were not yet effective at March 31, 2016. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what the Company’s capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

Well-Capitalized Minimum Regulatory Capital Ratios for U.S. Bank Subsidiaries.

At March 31, 2016
Common Equity Tier 1 risk-based capital ratio	6.5%
Tier 1 risk-based capital ratio	8.0%
Total risk-based capital ratio	10.0%
Tier 1 leverage ratio	5.0%

For the Company to remain a financial holding company, its U.S. Bank Subsidiaries must qualify as well-capitalized by maintaining the minimum ratio requirements set forth in the above table. The Federal Reserve has not yet revised the well-capitalized standard for financial holding companies to reflect the higher capital standards required for the Company under the capital rules. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of the Company’s risk-based capital ratios and Tier 1 leverage ratio at March 31, 2016 would have exceeded the revised well-capitalized standard. The Federal Reserve may require the Company and its peer financial holding companies to maintain risk- and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

Regulatory Capital Calculated under Advanced Approach Transitional Rules.

	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Common Equity Tier 1 capital:
Common stock and surplus	$19,456	$20,114
Retained earnings	50,272	49,204
Accumulated other comprehensive income (loss)	(1,238)	(1,656)
Regulatory adjustments and deductions:
Net goodwill	(6,585)	(6,582)
Net intangible assets (other than goodwill and mortgage servicing assets)	(1,743)	(1,192)
Credit spread premium over risk-free rate for derivative liabilities	(389)	(202)
Net deferred tax assets	(1,187)	(675)
Net after-tax debt valuation adjustments(1)	66	156
Adjustments related to accumulated other comprehensive income	116	411
Other adjustments and deductions	(254)	(169)

Total Common Equity Tier 1 capital	$58,514	$59,409

Additional Tier 1 capital:
Preferred stock	$7,520	$7,520
Trust preferred securities	—	702
Noncontrolling interests	607	678
Regulatory adjustments and deductions:
Net deferred tax assets	(791)	(1,012)
Credit spread premium over risk-free rate for derivative liabilities	(259)	(303)
Net after-tax debt valuation adjustments(1)	44	233
Other adjustments and deductions	(171)	(253)

Additional Tier 1 capital	$6,950	$7,565
Deduction for investments in covered funds	(266)	(252)

Total Tier 1 capital	$65,198	$66,722

Tier 2 capital:
Subordinated debt	$10,895	$10,404
Trust preferred securities	1,672	2,106
Other qualifying amounts	56	35
Regulatory adjustments and deductions	148	136

Total Tier 2 capital	$12,771	$12,681

Total capital	$77,969	$79,403

(1)

In connection with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, related to DVA, the aggregate balance of net after-tax valuation adjustments was reduced by $77 million as of January 1, 2016.

Roll-forward of Regulatory Capital Calculated under Advanced Approach Transitional Rules.

Three Months Ended
March 31, 2016
(dollars in millions)
Common Equity Tier 1 capital:
Common Equity Tier 1 capital at December 31, 2015	$59,409
Change related to the following items:
Value of shareholders’ common equity	828
Net goodwill	(3)
Net intangible assets (other than goodwill and mortgage servicing assets)	(551)
Credit spread premium over risk-free rate for derivative liabilities	(187)
Net deferred tax assets	(512)
Net after-tax debt valuation adjustments(1)	(90)
Adjustments related to accumulated other comprehensive income	(295)
Other deductions and adjustments	(85)

Common Equity Tier 1 capital at March 31, 2016	$58,514

Additional Tier 1 capital:
Additional Tier 1 capital at December 31, 2015	$7,565
Change related to the following items:
Trust preferred securities	(702)
Noncontrolling interests	(71)
Net deferred tax assets	221
Credit spread premium over risk-free rate for derivative liabilities	44
Net after-tax debt valuation adjustments(1)	(189)
Other adjustments and deductions	82

Additional Tier 1 capital at March 31, 2016	6,950

Deduction for investments in covered funds at December 31, 2015	(252)
Deduction for investments in covered funds	(14)

Deduction for investments in covered funds at March 31, 2016	(266)

Tier 1 capital at March 31, 2016	$65,198

Tier 2 capital:
Tier 2 capital at December 31, 2015	$12,681
Change related to the following items:
Subordinated debt	491
Trust preferred securities	(434)
Noncontrolling interests	21
Other adjustments and deductions	12

Tier 2 capital at March 31, 2016	$12,771

Total capital at March 31, 2016	$77,969

(1)

In connection with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, related to DVA, the aggregate balance of net after-tax valuation adjustments was reduced by $77 million as of January 1, 2016.

Roll-forward of RWAs Calculated under Advanced Approach Transitional Rules.

Three Months Ended March 31, 2016(1)
(dollars in millions)
Credit risk RWAs:
Balance at December 31, 2015	$173,586
Change related to the following items:
Derivatives	2,069
Securities financing transactions	1,349
Other counterparty credit risk	(6)
Securitizations	989
Credit valuation adjustment	2,483
Investment securities	508
Loans	(2,041)
Cash	627
Equity investments	(832)
Other credit risk(2)	(1,576)

Total change in credit risk RWAs	$3,570

Balance at March 31, 2016	$177,156

Market risk RWAs:
Balance at December 31, 2015	$71,476
Change related to the following items:
Regulatory VaR	(304)
Regulatory stressed VaR	(1,829)
Incremental risk charge	495
Comprehensive risk measure	(836)
Specific risk:
Non-securitizations	(1,161)
Securitizations	(906)

Total change in market risk RWAs	$(4,541)

Balance at March 31, 2016	$66,935

Operational risk RWAs:
Balance at December 31, 2015	$139,100
Change in operational risk RWAs(3)	(9,266)

Balance at March 31, 2016	$129,834

VaR—Value-at-Risk.

(1)	The RWAs for each category in the table reflect both on- and off-balance sheet exposures, where appropriate.
(2)	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions.
(3)	Amount reflects a reduction in the internal loss data related to litigation utilized in the operational risk capital model.

Supplementary Leverage Ratio.

The Company and its U.S. Bank Subsidiaries are required to publicly disclose their supplementary leverage ratios, which will become effective as a capital standard on January 1, 2018. By January 1, 2018, the Company must also maintain a Tier 1 supplementary leverage capital buffer of at least 2% in addition to the 3% minimum supplementary leverage ratio (for a total of at least 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. In addition, beginning in 2018, the Company’s U.S. Bank Subsidiaries must maintain a supplementary leverage ratio of 6% to be considered well-capitalized.

The Company’s Pro Forma Supplementary Leverage Exposure and Ratio on a Transitional Basis.

	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Total assets	$807,497	$787,465

Average total assets(1)	$803,267	$813,715
Adjustments(2)(3)	263,871	284,090

Pro forma supplementary leverage exposure	$1,067,138	$1,097,805

Pro forma supplementary leverage ratio	6.1%	6.1%

(1)	Computed as the average daily balance of consolidated total assets under U.S. GAAP during the calendar quarter.
(2)	Computed as the arithmetic mean of the month-end balances over the calendar quarter.
(3)

Adjustments are to: (i) incorporate derivative exposures, including adding the related potential future exposure (including for derivatives cleared for clients), grossing up cash collateral netting where qualifying criteria are not met, and adding the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) reflect the counterparty credit risk for repo-style transactions; (iii) add the credit equivalent amount for off-balance sheet exposures; and (iv) apply other adjustments to Tier 1 capital, including disallowed goodwill, transitional intangible assets, certain deferred tax assets and certain investments in the capital instruments of unconsolidated financial institutions.

Based on the Company’s current understanding of the rules and other factors, the Company estimates its pro forma fully phased-in supplementary leverage ratio to be approximately 6.0% and 5.8% at March 31, 2016 and December 31, 2015, respectively. This estimate utilizes a fully phased-in Tier 1 capital numerator and a fully phased-in denominator of approximately $1,066.0 billion and $1,095.6 billion at March 31, 2016 and December 31, 2015, respectively, which takes into consideration the Tier 1 capital deductions that would be applicable in 2018 after the phase-in period has ended.

U.S. Subsidiary Banks’ Pro Forma Supplementary Leverage Ratios on a Transitional Basis.

	At March 31, 2016	At December 31, 2015
Morgan Stanley Bank, N.A.	7.4%	7.3%
Morgan Stanley Private Bank, National Association	10.6%	10.3%

The pro forma supplementary leverage exposures and pro forma supplementary leverage ratios, both on transitional and fully phased-in bases, are non-GAAP financial measures that the Company considers to be useful measures for evaluating compliance with new regulatory capital requirements that have not yet become effective. The Company’s estimates are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what the Company’s supplementary leverage ratios, earnings, assets or exposures will actually be at future dates. For a discussion of risks and uncertainties that may affect the future results of the Company, see “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

Total Loss-Absorbing Capacity and Long-Term Debt Requirements.

The Federal Reserve has proposed a rule for top-tier bank holding companies of U.S. G-SIBs (“covered BHCs”), including the Parent, that establishes external total loss-absorbing capacity (“TLAC”) and long-term debt (“LTD”) requirements. The proposal contains various definitions and restrictions, such as requiring eligible LTD to be unsecured, have a remaining maturity of at least one year, and not have derivative-linked features, such as structured notes. The proposal would also impose restrictions on certain liabilities that covered BHCs may incur or have outstanding, including structured notes, as well as require all U.S. banking organizations supervised by the Federal Reserve with assets of at least $1 billion to make certain deductions from capital for their investments in unsecured debt issued by covered BHCs. For a further discussion of TLAC and LTD requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity and Long-Term Debt Requirements” in Part II, Item 7 of the 2015 Form 10-K. For discussions about the implication of the single point of entry (“SPOE”) resolution strategy and the TLAC proposal, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1 and “Risk Factors—Legal, Regulatory and Compliance Risk” in Part I, Item 1A of the 2015 Form 10-K.

Capital Plans and Stress Tests.

Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including the Company, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework.

The Company received a non-objection to its 2015 capital plan (see “Capital Management” herein). The Company submitted its 2016 capital plan and company-run stress test results to the Federal Reserve on April 5, 2016. The Company expects that the Federal Reserve will provide its response to the Company’s 2016 capital plan and publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large bank holding company, including the Company, by June 30, 2016. The Company is required to disclose a summary of the results of its company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests. In addition, the Company must submit the results of its mid-cycle company-run stress test to the Federal Reserve by October 5, 2016 and disclose a summary of the results between October 5, 2016 and November 4, 2016.

The Dodd-Frank Act also requires each of the Company’s U.S. Bank Subsidiaries to conduct an annual stress test. MSBNA and MSPBNA submitted their 2016 annual company-run stress tests to the OCC on April 5, 2016 and will publish a summary of their stress test results between June 15, 2016 and July 15, 2016.

For a further discussion of the Company’s capital plans and stress tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests” in Part II, Item 7 of the 2015 Form 10-K.

Attribution of Average Common Equity according to the Required Capital Framework.

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

The Required Capital framework is a risk-based and leverage use-of-capital measure, which is compared with the Company’s regulatory capital to ensure that the Company maintains an amount of going concern capital after absorbing potential losses from stress events, where applicable, at a point in time. The Company defines the difference between its total average common equity and the sum of the average common equity amounts allocated to its business segments as Parent equity. The Company generally holds Parent equity for prospective regulatory requirements, organic growth, acquisitions and other capital needs.

Effective January 1, 2016, the common equity estimation and attribution to the business segments are based on the Company’s fully phased-in regulatory capital, including supplementary leverage and stress losses (which results in more capital being attributed to the business segments), whereas prior periods were attributed based on transitional regulatory capital provisions. Also, beginning in 2016, the amount of capital allocated to the business segments will be set at the beginning of each year, and will remain fixed throughout the year, until the next annual reset. Differences between available and Required Capital will be reflected in Parent equity during the year. Periods prior to 2016 have not been recast under the new methodology.

The Required Capital framework will evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. The Company will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

Average Common Equity by Business Segment and Parent Equity.

	Three Months Ended(1)
	March 31, 2016	January 1, 2016	December 31, 2015	March 31, 2015
	Current Methodology		Prior Methodology
	(dollars in billions)
Institutional Securities	$43.2	$43.2	$32.3	$37.0
Wealth Management	15.3	15.3	12.0	10.3
Investment Management	2.8	2.8	2.0	2.3
Parent	6.9	6.4	21.4	16.0

Total	$68.2	$67.7	$67.7	$65.6

(1)	Amounts are calculated on a monthly basis. Average common equity is a non-GAAP financial measure that the Company and investors consider to be useful to assess capital adequacy.

Resolution and Recovery Planning.

Pursuant to the Dodd-Frank Act, the Company is required to submit to the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) an annual resolution plan that describes its strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of material financial distress or failure of the Company. The Company’s preferred resolution strategy, which is set out in its 2015 resolution plan, is an SPOE strategy. On April 12, 2016, the Federal Reserve and the FDIC notified the Company of certain shortcomings in its 2015 resolution plan. The Federal Reserve, but not the FDIC, viewed one of the shortcomings as a deficiency, but because a joint determination was not made, this was not a notice of deficiency. The Company is required to respond with a status report on its actions to address the shortcomings and a public section that explains those actions by October 1, 2016. Its next full resolution plan submission will be on July 1, 2017. If the Federal Reserve and the FDIC were, at a later time, to jointly determine that the Company’s 2017 resolution plan is not credible or would not facilitate an orderly resolution, and if the Company were unable to address any deficiencies at that later time, the Company or any of its subsidiaries may be subjected to more stringent capital, leverage, or liquidity requirements or restrictions on its growth, activities, or operations, or, after a two-year period, the Company may be required to divest assets or operations.

In May 2016, the Federal Reserve proposed a rule that would impose contractual requirements on certain “qualified financial contracts” (“covered QFCs”) to which U.S. G-SIBs, including the Company, and their subsidiaries (“covered entities”) are parties. While national banks and savings associations are not “covered entities” under the proposed rule, the OCC is expected to propose a rule that would subject national banks, including the Company’s U.S. Bank Subsidiaries, to substantively identical requirements. Under the proposal, covered QFCs must expressly provide that transfer restrictions and default rights against a covered entity are limited to the same extent as provided under the Federal Deposit Insurance Act and Title II of the Dodd-Frank Act and their implementing regulations. In addition, covered QFCs may not permit the exercise of cross-default rights against a covered entity based on an affiliate’s entry into insolvency, resolution or similar proceedings. If adopted as proposed, the requirements would take effect at the start of the first calendar quarter that begins at least one year after the final rule is issued. The Company is evaluating the potential impact of the proposal, which is subject to public comment and further rulemaking procedures.

For more information about resolution and recovery planning requirements and the activities of the Company and its U.S. Bank Subsidiaries in these areas, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1 of the 2015 Form 10-K.

Single-Counterparty Credit Limits.

In March 2016, the Federal Reserve re-proposed rules that would establish single-counterparty credit limits for large banking organizations (“covered companies”), with more stringent limits for the largest covered companies. U.S. G-SIBs, including the Company, would be subject to a limit of 15% of Tier 1 capital for credit exposures to any “major counterparty” (defined as other U.S. G-SIBs, foreign G-SIBs and nonbank systemically important financial institutions supervised by the Federal Reserve) and to a limit of 25% of Tier 1 capital for credit exposures to any other unaffiliated counterparty. The Company is evaluating the potential impact of the proposed rules.

Compensation Practices.

In the second quarter of 2016, the majority of the federal regulatory agencies required under the Dodd-Frank Act to issue regulations relating to the compensation practices of covered financial institutions, including the Company, re-proposed rules that if implemented would require, among other things, the deferral of a percentage of certain incentive-based compensation for senior executives and certain other employees and, under certain circumstances, “clawback” of incentive-based compensation. The Company is evaluating the proposal, which is subject to public comment and further rulemaking procedures.

U.K. Referendum.

A referendum regarding the U.K.’s continued membership in the European Union (“EU”) will take place on June 23, 2016. A determination to exit the EU could impact the markets and financial institutions with significant operations in Europe, such as the Company.

Off-Balance Sheet Arrangements.

The Company enters into various off-balance sheet arrangements, including through unconsolidated special purpose entities (“SPEs”) and lending-related financial instruments (e.g., guarantees and commitments), primarily in connection with the Institutional Securities and Investment Management business segments.

The Company utilizes SPEs primarily in connection with securitization activities. For information on the Company’s securitization activities, see Note 12 to the condensed consolidated financial statements in Item 1.

For information on the Company’s commitments, obligations under certain guarantee arrangements and indemnities, see Note 11 to the condensed consolidated financial statements in Item 1. For further information on the Company’s lending commitments, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities” in Item 3.

Effects of Inflation and Changes in Interest and Foreign Exchange Rates.

For a discussion of the effects of inflation and changes in foreign exchange rates on the Company’s business and financial results and strategies to mitigate potential exposures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Effects of Inflation and Changes in Interest and Foreign Exchange Rates” in Part II, Item 7 of the 2015 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Risk Management.

Management believes effective risk management is vital to the success of the Company’s business activities. For a discussion of the Company’s risk management functions, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the 2015 Form 10-K.

Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, the Company incurs market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of the Company’s Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, the Company incurs trading-related market risk within the Wealth Management business segment. The Institutional Securities and Wealth Management business segments incur non-trading interest rate risk primarily from lending and deposit taking activities. The Investment Management business segment incurs principally non-trading market risk primarily from investments in private equity and real estate funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A of the 2015 Form 10-K.

VaR.

The Company uses the statistical technique known as VaR as one of the tools used to measure, monitor and review the market risk exposures of its trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations.    For information regarding the Company’s VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk—Sales and Trading and Related Activities—VaR Methodology, Assumptions and Limitations” in Part II, Item 7A of the 2015 Form 10-K.

The Company utilizes the same VaR model for risk management purposes as well as for regulatory capital calculations as approved by the Company’s regulators.

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

The following table presents the Management VaR for the Trading portfolio, on a period-end, quarterly average and quarterly high and low basis. To further enhance the transparency of the traded market risk, the Credit Portfolio VaR has been disclosed as a separate category from the Primary Risk Categories. The Credit Portfolio includes counterparty CVA and related hedges, as well as loans that are carried at fair value and associated hedges.

Trading Risks.

95%/One-Day Management VaR.

	95%/One-Day VaR for the Quarter Ended March 31, 2016				95%/One-Day VaR for the Quarter Ended December 31, 2015
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$35	$33	$39	$28	$28	$31	$42	$27
Equity price	16	18	26	14	17	18	25	16
Foreign exchange rate	7	7	11	5	6	11	20	6
Commodity price	11	11	13	10	10	12	18	10
Less: Diversification benefit(1)(2)	(30)	(27)	N/A	N/A	(23)	(29)	N/A	N/A

Primary Risk Categories	$39	$42	$53	$34	$38	$43	$53	$38

Credit Portfolio	19	16	20	12	12	13	14	12
Less: Diversification benefit(1)(2)	(11)	(12)	N/A	N/A	(9)	(10)	N/A	N/A

Total Management VaR	$47	$46	$55	$39	$41	$46	$53	$41

N/A—Not	Applicable.
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

The average Management VaR for the Primary Risk Categories for the quarter ended March 31, 2016 was $42 million which was relatively consistent with $43 million for the quarter ended December 31, 2015.

The average Management VaR for the Credit Portfolio for the quarter ended March 31, 2016 was $16 million compared with $13 million for the quarter ended December 31, 2015. The increase was driven by higher market volatility.

Distribution of VaR Statistics and Net Revenues for the quarter ended March 31, 2016.    One method of evaluating the reasonableness of the Company’s VaR model as a measure of the Company’s potential volatility of net revenues is to compare VaR with actual trading revenues. Assuming no intraday trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model would be questioned. The Company evaluates the reasonableness of its VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for the Company, as well as individual business units. For days where losses exceed the VaR statistic, the Company examines the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The distribution of VaR Statistics and Net Revenues is presented in the histograms below for the Total Trading populations.

Total Trading.    As shown in the 95%/One-Day Management VaR table, the average 95%/one-day Total Management VaR for the quarter ended March 31, 2016 was $46 million. The histogram below presents the distribution of the daily 95%/one-day Total Management VaR for the quarter ended March 31, 2016, which was in a range between $40 million and $55 million for approximately 97% of trading days during the quarter.

The histogram below shows the distribution for the quarter ended March 31, 2016 of daily net trading revenues, including profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price and Credit Portfolio positions and intraday trading activities, for the Company’s Trading businesses. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the quarter ended March 31, 2016, the Company experienced net trading losses on 8 days, of which no day was in excess of the 95%/one-day Total Management VaR.

Non-trading Risks.

The Company believes that sensitivity analysis is an appropriate representation of the Company’s non-trading risks. Reflected below is this analysis covering substantially all of the non-trading risk in the Company’s portfolio.

Counterparty Exposure Related to the Company’s Own Credit Spread.    The credit spread risk sensitivity of the counterparty exposure related to the Company’s own credit spread corresponded to an increase in value of approximately $7 million and $6 million for each 1 basis point widening in the Company’s credit spread level at March 31, 2016 and December 31, 2015, respectively.

Funding Liabilities.    The credit spread risk sensitivity of the Company’s mark-to-market funding liabilities corresponded to an increase in value of approximately $13 million and $11 million for each 1 basis point widening in the Company’s credit spread level at March 31, 2016 and December 31, 2015, respectively.

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

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis.

	At March 31, 2016	At December 31, 2015
	(dollars in millions)
+200 basis points	$(202)	$(149)
+100 basis points	(79)	(84)
–100 basis points	(534)	(512)

At March 31, 2016 and December 31, 2015, large instantaneous interest rates shocks had a negative impact to the Company’s U.S. Bank Subsidiaries’ projected net interest income over the following 12 months due to composition of the banks’ assets as well as expected deposit pricing behavior at higher levels of interest rates. The Company does not manage to any single rate scenario but rather manages net interest income in its U.S. Bank Subsidiaries to optimize across a range of possible outcomes. The sensitivity analysis assumes that the Company takes no action in response to these scenarios and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates.

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

Investments Sensitivity, Including Related Performance Fees.

	10% Sensitivity
	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Investments related to Investment Management activities:
Real estate funds	$137	$139
Private equity and infrastructure funds	125	131
Traditional asset management and hedge fund investments	100	101

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	159	142
Other Company investments	169	194

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

Credit Risk.

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to the Company. The Company primarily incurs credit risk exposure to institutions and individuals through its Institutional Securities and Wealth Management business segments. For a further discussion of the Company’s credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the 2015 Form 10-K. Also, see Notes 7 and 11 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s loans and lending commitments, respectively.

Lending Activities.

The Company provides loans and lending commitments to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, the Company purchases loans in the secondary market. In the condensed consolidated balance sheet, these loans and lending commitments are carried at either fair value with changes in fair value recorded in earnings; held for investment, which are recorded at amortized cost; or held for sale, which are recorded at lower of cost or fair value. Loans held for investment and loans held for sale are classified in Loans, and loans held at fair value are classified in Trading assets in the condensed consolidated balance sheet. See Notes 3, 7 and 11 to the condensed consolidated financial statements in Item 1 for further information.

Loan and Lending Commitment Portfolio by Business Segment.

	At March 31, 2016
	Institutional Securities	Wealth Management	Total
	(dollars in millions)
Corporate loans	$17,288	$7,838	$25,126
Consumer loans	—	22,174	22,174
Residential real estate loans	—	21,780	21,780
Wholesale real estate loans	6,816	—	6,816

Loans held for investment, gross of allowance	24,104	51,792	75,896
Allowance for loan losses	(297)	(33)	(330)

Loans held for investment, net of allowance	23,807	51,759	75,566

Corporate loans	12,000	—	12,000
Residential real estate loans	42	57	99
Wholesale real estate loans	1,137	—	1,137

Loans held for sale	13,179	57	13,236

Corporate loans	7,455	—	7,455
Residential real estate loans	1,727	—	1,727
Wholesale real estate loans	643	—	643

Loans held at fair value	9,825	—	9,825

Total loans(1)	46,811	51,816	98,627
Lending commitments(2)(3)	93,272	6,358	99,630

Total loans and lending commitments(2)(3)	$140,083	$58,174	$198,257

	At December 31, 2015
	Institutional Securities	Wealth Management	Total
	(dollars in millions)
Corporate loans	$16,452	$7,102	$23,554
Consumer loans	—	21,528	21,528
Residential real estate loans	—	20,863	20,863
Wholesale real estate loans	6,839	—	6,839

Loans held for investment, gross of allowance	23,291	49,493	72,784
Allowance for loan losses	(195)	(30)	(225)

Loans held for investment, net of allowance	23,096	49,463	72,559

Corporate loans	11,924	—	11,924
Residential real estate loans	45	59	104
Wholesale real estate loans	1,172	—	1,172

Loans held for sale	13,141	59	13,200

Corporate loans	7,286	—	7,286
Residential real estate loans	1,885	—	1,885
Wholesale real estate loans	1,447	—	1,447

Loans held at fair value	10,618	—	10,618

Total loans(1)	46,855	49,522	96,377
Lending commitments(2)(3)	95,572	5,821	101,393

Total loans and lending commitments(2)(3)	$142,427	$55,343	$197,770

(1)

Amounts exclude $24.6 billion and $25.3 billion related to margin loans and $4.7 billion and $4.9 billion related to employee loans at March 31, 2016 and December 31, 2015, respectively. See Notes 6 and 7 to the condensed consolidated financial statements in Item 1 for further information.

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

The Company’s credit exposure from its loans and lending commitments is measured in accordance with the Company’s internal risk management standards. Risk factors considered in determining the aggregate allowance for loan and commitment losses include the borrower’s financial strength, seniority of the loan, collateral type, volatility of collateral value, debt cushion, loan-to-value ratio, debt service ratio, covenants and counterparty type. At March 31, 2016 and December 31, 2015, the allowance for loan losses related to loans that were accounted for as held for investment was $330 million and $225 million, respectively, and the allowance for commitment losses related to lending commitments that were accounted for as held for investment was $201 million and $185 million, respectively. The aggregate allowance for loan and commitment losses increased over the quarter ended March 31, 2016 primarily due to specific reserves on exposures to counterparties in the energy sector and other select downgrades. See “Institutional Securities Lending Exposure Related to the Energy Industry” herein and Note 7 to the condensed consolidated financial statements in Item 1 for further information.

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

Institutional Securities loans and lending commitments are mainly related to relationship-based and event-driven lending to select corporate clients. Relationship-based loans and lending commitments are used for general corporate purposes, working capital and liquidity purposes by the Company’s Investment Banking clients and typically consist of revolving lines of credit, letter of credit facilities and term loans. In connection with the relationship-based lending activities, the Company had hedges (which included single name, sector and index hedges) with a notional amount of $10.2 billion and $12.0 billion at March 31, 2016 and December 31, 2015, respectively. Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization and project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

Institutional Securities Loans and Lending Commitments by Credit Rating(1).

	At March 31, 2016
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
AAA	$287	$24	$50	$—	$361
AA	4,999	1,794	4,096	—	10,889
A	3,788	6,645	9,924	1,099	21,456
BBB	7,582	16,614	24,800	3,165	52,161

Investment grade	16,656	25,077	38,870	4,264	84,867
Non-investment grade	9,374	16,717	20,875	4,413	51,379
Unrated(2)	832	801	56	2,148	3,837

Total	$26,862	$42,595	$59,801	$10,825	$140,083

	At December 31, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
AAA	$287	$24	$50	$—	$361
AA	5,022	2,553	3,735	63	11,373
A	3,996	5,726	11,993	1,222	22,937
BBB	5,089	16,720	23,248	4,086	49,143

Investment grade	14,394	25,023	39,026	5,371	83,814
Non-investment grade	7,768	15,863	22,818	7,779	54,228
Unrated(2)	930	1,091	246	2,118	4,385

Total	$23,092	$41,977	$62,090	$15,268	$142,427

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of Market Risk. For a further discussion of the Company’s Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A of the 2015 Form 10-K.

At March 31, 2016 and December 31, 2015, the aggregate amount of investment grade loans was $15.4 billion and $15.8 billion, respectively, the aggregate amount of non-investment grade loans was $27.7 billion and $26.9 billion, respectively, and the aggregate amount of unrated loans was $3.7 billion and $4.2 billion, respectively.

Event-Driven Loans and Lending Commitments.

	At March 31, 2016	At December 31, 2015
	(dollars in billions)
Event-driven loans	$5.9	$5.4
Event-driven lending commitments	16.0	17.8

Total	$21.9	$23.2

Event-driven loans and lending commitments to non-investment grade borrowers	$10.6	$13.5

Maturity Profile of Event-driven Loans and Lending Commitments.

	At March 31, 2016	At December 31, 2015
Less than 1 year	34%	24%
1-3 years	21%	21%
3-5 years	24%	24%
Over 5 years	21%	31%

At March 31, 2016, approximately 98% of the Institutional Securities business segment loans held for investment were current, while approximately 2% were on nonaccrual status, and at December 31, 2015, approximately 99% of the Institutional Securities business segment loans held for investment were current, while approximately 1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Institutional Securities Credit Exposure from Loans and Lending Commitments by Industry.

Industry(1)	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Real estate	$16,761	$17,847
Energy	14,828	15,921
Healthcare	14,143	12,677
Consumer discretionary	13,612	12,098
Utilities	12,967	12,631
Funds, exchanges and other financial services(2)	10,544	11,649
Industrials	10,128	10,018
Information technology	8,462	11,122
Mortgage finance	8,327	8,260
Consumer staples	7,770	8,597
Materials	6,424	6,440
Telecommunications services	5,005	4,403
Insurance	4,588	4,682
Special purpose vehicles	2,754	3,482
Consumer finance	2,168	977
Other	1,602	1,623

Total	$140,083	$142,427

(1)	Industry categories are based on the Global Industry Classification Standard®.
(2)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.

Institutional Securities Lending Exposures Related to the Energy Industry.    At March 31, 2016, Institutional Securities’ loans and lending commitments related to the energy industry were $14.8 billion, of which approximately 60% are accounted for as held for investment and 40% are accounted for as either held for sale or at fair value. Additionally, approximately 60% of the total energy industry loans and lending commitments were to investment grade counterparties. At March 31, 2016, the energy industry portfolio included $1.8 billion in loans and $2.3 billion in lending commitments to Oil and Gas Exploration and Production (“E&P”) companies. The E&P lending commitments were primarily to investment grade counterparties. The E&P loans were substantially all to non-investment grade counterparties, which are generally subject to periodic borrowing base reassessments based on the value of the underlying oil and gas reserves pledged as collateral. In limited situations, the Company may extend the period related to borrowing base reassessments typically in conjunction with taking certain risk mitigating actions with the borrower. During the quarter ended March 31, 2016, the Company increased the allowance for loan and commitment losses on held for investment energy exposures and incurred mark-to-market losses on fair value and held for sale energy loans. See “Credit Risk—Lending Activities” herein for further information. To the extent commodities prices, or oil prices, remain at quarter-end levels, or deteriorate further, the Company may incur additional lending losses.

Margin Lending.    In addition, Institutional Securities lending activities include margin lending, which allows the client to borrow against the value of qualifying securities. At March 31, 2016 and December 31, 2015, the amounts related to margin lending were $10.2 billion and $10.6 billion, respectively, which were classified within Customer and other receivables in the condensed consolidated balance sheet.

Other.    In addition to the activities noted above, there are other credit risks managed by the Credit Risk Management Department and various business areas within the Institutional Securities business segment. The Company participates in securitization activities whereby it extends short-term or long-term funding to clients through loans and lending commitments that are secured by the assets of the borrower and generally provide for over-collateralization, including commercial real estate loans, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 12 to the condensed consolidated financial statements in Item 1 for information about the Company’s securitization activities. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the condensed consolidated financial statements in Item 1 for additional information about the Company’s collateralized transactions.

Wealth Management Lending Activities.    The principal Wealth Management lending activities include securities-based lending and residential real estate loans.

Securities-based lending provided to the Company’s retail clients is primarily conducted through its Portfolio Loan Account (“PLA”) and Liquidity Access Line (“LAL”) platforms which had an outstanding loan balance of $25.7 billion and $24.9 billion at March 31, 2016 and December 31, 2015, respectively. These loans allow the client to borrow money against the value of qualifying securities for any purpose other than purchasing securities. The Company establishes approved credit lines against qualifying securities and monitors terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce debt positions, when necessary. These credit lines are primarily uncommitted loan facilities, as the Company reserves the right to not make any advances, or may terminate these credit lines at any time. Factors considered in the review of these loans include, but are not limited to, the loan amount, the client’s credit profile, the degree of leverage, collateral diversification, price volatility and liquidity of the collateral.

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

For the quarter ended March 31, 2016, loans and lending commitments associated with the Wealth Management business segment lending activities increased by approximately 5.1%, mainly due to growth in LAL and residential real estate loans.

Wealth Management Lending Activities by Remaining Contractual Maturity.

	At March 31, 2016
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$26,865	$1,191	$1,106	$837	$29,999
Residential real estate loans	—	—	50	21,767	21,817

Total	$26,865	$1,191	$1,156	$22,604	$51,816
Lending commitments	5,373	186	529	270	6,358

Total loans and lending commitments	$32,238	$1,377	$1,685	$22,874	$58,174

	At December 31, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$25,975	$1,004	$889	$749	$28,617
Residential real estate loans	—	—	35	20,870	20,905

Total	$25,975	$1,004	$924	$21,619	$49,522
Lending commitments	5,143	286	115	277	5,821

Total loans and lending commitments	$31,118	$1,290	$1,039	$21,896	$55,343

At March 31, 2016 and December 31, 2015, approximately 99.9% of the Wealth Management business segment loans held for investment were current, while approximately 0.1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Wealth Management business segment also provides margin lending to clients and had an outstanding balance of $14.4 billion and $14.7 billion at March 31, 2016 and December 31, 2015, respectively, which were classified within Customer and other receivables within the condensed consolidated balance sheet.

In addition, the Wealth Management business segment has employee loans that are granted primarily in conjunction with programs established by the Company to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the condensed consolidated balance sheet. These loans are full recourse, generally require periodic payments and have repayment terms ranging from 2 to 12 years. The Company establishes an allowance for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense.

Credit Exposure—Derivatives.

The Company incurs credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. In connection with its OTC derivative activities, the Company generally enters into master netting agreements and collateral arrangements with counterparties. These agreements provide the Company with the ability to demand collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master netting agreement in the event of counterparty default. The Company manages its trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For credit exposure information on the Company’s OTC derivative products, see Note 4 to the condensed consolidated financial statements in Item 1.

Credit Derivatives.    For a discussion of the Company’s credit exposure to derivative contracts, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Credit Exposure—Derivatives” in Part II, Item 7A of the 2015 Form 10-K.

Credit Derivative Portfolio by Counterparty Type.

	At March 31, 2016
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Protection Purchased	Protection Sold
	(dollars in millions)
Banks and securities firms	$14,791	$15,244	$(453)	$515,969	$475,416
Insurance and other financial institutions	5,423	5,909	(486)	199,358	206,180
Non-financial entities	87	114	(27)	6,110	3,571

Total	$20,301	$21,267	$(966)	$721,437	$685,167

	At December 31, 2015
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Protection Purchased	Protection Sold
	(dollars in millions)
Banks and securities firms	$16,962	$17,295	$(333)	$533,557	$491,267
Insurance and other financial institutions	5,842	6,247	(405)	189,439	194,723
Non-financial entities	115	123	(8)	5,932	3,529

Total	$22,919	$23,665	$(746)	$728,928	$689,519

(1)

The Company’s CDS are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 4% and 3% of receivable fair values and 7% and 6% of payable fair values represented Level 3 amounts at March 31, 2016 and December 31, 2015, respectively (see Note 3 to the condensed consolidated financial statements in Item 1).

The fair values shown above are before the application of contractual netting or collateral. For additional credit exposure information on the Company’s credit derivative portfolio, see Note 4 to the condensed consolidated financial statements in Item 1.

OTC Derivative Products at Fair Value, Net of Collateral, by Industry.

Industry(1)	At March 31, 2016	At December 31, 2015
	(dollars in millions)
Banks and securities firms	$4,239	$1,672
Utilities	4,040	3,428
Funds, exchanges and other financial services(2)	2,753	2,029
Industrials	2,337	2,304
Regional governments	1,562	1,163
Healthcare	1,215	1,041
Sovereign governments	1,003	524
Not-for-profit organizations	981	794
Special purpose vehicles	822	718
Information technology	624	294
Consumer discretionary	588	725
Consumer staples	561	506
Materials	552	473
Insurance	390	380
Energy	366	396
Other	448	177

Total(3)	$22,481	$16,624

(1)	Industry categories are based on the Global Industry Classification Standard®.
(2)	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.
(3)	For further information on derivative instruments and hedging activities, see Note 4 to the condensed consolidated financial statements in Item 1.

Country Risk Exposure.

Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect the Company. The Company actively manages country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows the Company to effectively identify, monitor and limit country risk. Country risk exposure before and after hedging is monitored and managed. For a further discussion of the Company’s country risk exposure see, “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Country Risk Exposure” in Part II, Item 7A of the 2015 Form 10-K.

The Company’s sovereign exposures consist of financial instruments entered into with sovereign and local governments. Its non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows the Company’s 10 largest non-U.S. country risk net exposures at March 31, 2016. Index credit derivatives are included in the country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Top Ten Country Exposures at March 31, 2016.

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Loans	Lending Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$351	$56	$—	$—	$407	$(165)	$242
Non-sovereigns	490	9,842	3,890	6,242	20,464	(1,960)	18,504

Subtotal	$841	$9,898	$3,890	$6,242	$20,871	$(2,125)	$18,746

Brazil:
Sovereigns	$4,127	$—	$—	$—	$4,127	$—	$4,127
Non-sovereigns	13	434	1,093	91	1,631	(698)	933

Subtotal	$4,140	$434	$1,093	$91	$5,758	$(698)	$5,060

Germany
Sovereigns	$143	$755	$—	$—	$898	$(1,628)	$(730)
Non-sovereigns	107	1,696	358	3,962	6,123	(1,759)	4,364

Subtotal	$250	$2,451	$358	$3,962	$7,021	$(3,387)	$3,634

France:
Sovereigns	$(363)	$1	$—	$—	$(362)	$—	$(362)
Non-sovereigns	(178)	2,293	16	2,443	4,574	(921)	3,653

Subtotal	$(541)	$2,294	$16	$2,443	$4,212	$(921)	$3,291

China
Sovereigns	$341	$273	$—	$—	$614	$(344)	$270
Non-sovereigns	1,188	287	936	632	3,043	(73)	2,970

Subtotal	$1,529	$560	$936	$632	$3,657	$(417)	$3,240

Canada
Sovereigns	$(27)	$48	$—	$—	$21	$—	$21
Non-sovereigns	(30)	1,288	213	1,587	3,058	(201)	2,857

Subtotal	$(57)	$1,336	$213	$1,587	$3,079	$(201)	$2,878

Singapore
Sovereigns	$1,980	$256	$—	$—	$2,236	$—	$2,236
Non-sovereigns	49	313	45	122	529	(29)	500

Subtotal	$2,029	$569	$45	$122	$2,765	$(29)	$2,736

Italy
Sovereigns	$1,014	$7	$—	$—	$1,021	$12	$1,033
Non-sovereigns	245	860	11	698	1,814	(205)	1,609

Subtotal	$1,259	$867	$11	$698	$2,835	$(193)	$2,642

United Arab Emirates
Sovereigns	$7	$1,359	$—	$—	$1,366	$(80)	$1,286
Non-sovereigns	(18)	400	370	55	807	(15)	792

Subtotal	$(11)	$1,759	$370	$55	$2,173	$(95)	$2,078

Netherlands
Sovereigns	$88	$—	$—	$—	$88	$—	$88
Non-sovereigns	231	694	359	1,053	2,337	(363)	1,974

Subtotal	$319	$694	$359	$1,053	$2,425	$(363)	$2,062

(1)

Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, the Company transacts in these CDS positions to facilitate client trading. At March 31, 2016, gross purchased protection, gross written protection, and net exposures related to single-name and index credit derivatives for those countries were $(148.2) billion, $146.4 billion and $(1.8) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of the Company’s hedges, see “Credit Exposure—Derivatives” herein.

(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.

120

(3)

At March 31, 2016, the benefit of collateral received against counterparty credit exposure was $12.6 billion in Germany, with 97% of collateral consisting of cash and government obligations of France and Germany, and $11.1 billion in the U.K. with 99% of collateral consisting of cash and government obligations of the U.K. and U.S. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $14.0 billion, with collateral primarily consisting of cash and government obligations of Brazil, the U.S. and France. These amounts do not include collateral received on secured financing transactions.

(4)

Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for the Company. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.

(5)	In addition, at March 31, 2016, the Company had exposure to these countries for overnight deposits with banks of approximately $6.3 billion.

Country Risk Exposure Related to Brazil.    At March 31, 2016, the Company’s country risk exposures in Brazil included net exposures of $5,060 million (shown in the above table). The Company’s sovereign net exposures in Brazil were principally in the form of local currency government bonds held onshore to support client activity. The $933 million (shown in the above table) of exposures to non-sovereigns were diversified across both names and sectors.

Country Risk Exposure Related to China.    At March 31, 2016, the Company’s country risk exposures in China included net exposures of $3,240 million (shown in the above table) and overnight deposits with international banks of $406 million. The $2,970 million (shown in the above table) of exposures to non-sovereigns were diversified across both names and sectors and were primarily concentrated in high-quality positions with negligible direct exposure to onshore equities.

Operational Risk.

Operational risk refers to the risk of loss, or of damage to the Company’s reputation, resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). On March 4, 2016, the Basel Committee on Banking Supervision updated its proposal for calculating operational risk regulatory capital. Under the proposal, which would eliminate the use of an internal model-based approach, required levels of operational risk regulatory capital would generally be determined under a standardized approach based primarily on a financial statement-based measure of operational risk exposure and adjustments based on the particular institution’s historic operational loss record. The Company is evaluating the potential impact of the proposal, which is subject to public comment and further rulemaking procedures. For a further discussion about the Company’s operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Operational Risk” in Part II, Item 7A, of the 2015 Form 10-K.

Liquidity and Funding Risk.

Liquidity and funding risk refers to the risk that the Company will be unable to finance its operations due to a loss of access to the capital markets or difficulty in liquidating its assets. Liquidity and funding risk also encompasses our ability to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about the Company’s operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Liquidity and Funding Risk” in Part II, Item 7A, of the 2015 Form 10-K.

Legal and Compliance Risk.

Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that the Company may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to its business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with anti-money laundering and terrorist financing rules and regulations. For a further discussion about the Company’s operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Legal and Compliance Risk” in Part II, Item 7A, of the 2015 Form 10-K.

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

	Three Months Ended March 31, 2016
	Average Daily Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$98,478	$498	2.1%
Non-U.S.	92,876	84	0.4
Investment securities:
U.S.	75,765	236	1.3
Loans:
U.S.	86,427	641	3.0
Non-U.S.	187	6	13.0
Interest bearing deposits with banks:
U.S.	30,762	41	0.5
Non-U.S.	1,080	9	3.4
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	151,763	(62)	(0.2)
Non-U.S.	86,124	(16)	(0.1)
Customer receivables and Other(3):
U.S.	47,806	236	2.0
Non-U.S.	23,382	74	1.3

Total	$694,650	$1,747	1.0%

Non-interest earning assets	108,617

Total assets	$803,267

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$156,179	$17	—%
Non-U.S.	2,772	5	0.7
Short-term borrowings(4):
U.S.	889	—	—
Non-U.S.	501	6	4.9
Long-term borrowings(4):
U.S.	151,441	950	2.5
Non-U.S.	7,226	9	0.5
Trading liabilities(1):
U.S.	31,851	—	—
Non-U.S.	48,337	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	31,431	140	1.8
Non-U.S.	24,986	124	2.0
Customer payables and Other(6):
U.S.	117,917	(376)	(1.3)
Non-U.S.	65,349	(27)	(0.2)

Total	$638,879	$848	0.5

Non-interest bearing liabilities and equity	164,388

Total liabilities and equity	$803,267

Net interest income and net interest rate spread		$899	0.5%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31, 2015
	Average Daily Balance	Interest	Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$89,652	$481	2.2%
Non-U.S.	118,355	113	0.4
Investment securities:
U.S.	69,824	201	1.2
Loans:
U.S.	66,686	469	2.9
Non-U.S.	282	5	7.2
Interest bearing deposits with banks:
U.S.	21,719	16	0.3
Non-U.S.	1,131	6	2.2
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	175,084	(153)	(0.4)
Non-U.S.	75,596	49	0.3
Customer receivables and Other(3):
U.S.	65,288	171	1.1
Non-U.S.	23,211	126	2.2

Total	$706,828	$1,484	0.9%

Non-interest earning assets	131,899

Total assets	$838,727

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$132,882	$17	0.1%
Non-U.S.	1,397	1	0.3
Short-term borrowings(4):
U.S.	1,130	—	—
Non-U.S.	933	4	1.7
Long-term borrowings(4):
U.S.	147,865	917	2.5
Non-U.S.	8,493	9	0.4
Trading liabilities(1):
U.S.	19,403	—	—
Non-U.S.	59,604	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	65,005	131	0.8
Non-U.S.	36,137	177	2.0
Customer payables and Other(6):
U.S.	120,351	(381)	(1.3)
Non-U.S.	57,849	13	0.1

Total	$651,049	$888	0.6

Non-interest bearing liabilities and equity	187,678

Total liabilities and equity	$838,727

Net interest income and net interest rate spread		$596	0.3%

(1)	Interest expense on Trading liabilities is reported as a reduction of Interest income on Trading assets.
(2)	Includes fees paid on securities borrowed.
(3)	Includes interest from customer receivables and other interest earning assets.
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

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$47	$(30)	$17
Non-U.S.	(24)	(5)	(29)
Investment securities:
U.S.	17	18	35
Loans:
U.S.	139	33	172
Non-U.S.	(2)	3	1
Interest bearing deposits with banks:
U.S.	7	18	25
Non-U.S.	—	3	3
Securities purchased under agreements to resell and Securities borrowed:
U.S.	20	71	91
Non-U.S.	7	(72)	(65)
Customer receivables and Other:
U.S.	(46)	111	65
Non-U.S.	1	(53)	(52)

Change in interest income	$166	$97	$263

Interest bearing liabilities
Deposits:
U.S.	$3	$(3)	$—
Non-U.S.	1	3	4
Short-term borrowings:
U.S.	—	—	—
Non-U.S.	(2)	4	2
Long-term borrowings:
U.S.	22	11	33
Non-U.S.	(1)	1	—
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(68)	77	9
Non-U.S.	(55)	2	(53)
Customer payables and Other:
U.S.	8	(3)	5
Non-U.S.	2	(42)	(40)

Change in interest expense	$(90)	$50	$(40)

Change in net interest income	$256	$47	$303

Part II—Other Information.

Item 1.	Legal Proceedings.

The following new matters and developments have occurred since previously reporting certain matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). See also “Legal Proceedings” in Part I, Item 3 of the 2015 Form 10-K.

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters.

On April 1, 2016, the California Attorney General’s Office filed an action against the Company and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that the Company made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

Civil Litigation.

On April 21, 2016, the Company filed a motion for summary judgment in The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al.

On April 12, 2016, the court in Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. granted in part and denied in part the Company’s motion to dismiss the amended complaint, dismissing all claims except a single claim, regarding which the motion was denied without prejudice.

On April 12, 2016, the court in Deutsche Bank National Trust Company, solely in its capacity as Trustee for Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. granted the Company’s motion to dismiss the complaint, and granted the plaintiff the ability to seek to replead certain aspects of the complaint.

Commercial Mortgage Related Matter.

On April 27, 2016, in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., the United States Court of Appeals for the Second Circuit vacated the judgment of the United States District Court for the Southern District of New York (“SDNY”) and remanded the case to the SDNY for further proceedings consistent with its opinion.

Other Litigation.

On October 20, 2014, a purported class action complaint was filed against the Company and other defendants styled Genesee County Employees’ Retirement System v. Bank of America Corporation et al. in the SDNY. The action was later consolidated with four similar actions in SDNY under the lead case styled Alaska Electrical Pension Fund v. Bank of America Corporation et al. A consolidated amended complaint was filed on February 2, 2015 asserting claims for alleged violations of the Sherman Act, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and tortious interference with contract. The consolidated amended complaint alleges, among other things, that the defendants engaged in antitrust violations with regards to the process of setting ISDAfix, a financial benchmark and seeks treble damages, injunctive relief, attorneys’ fees and other relief. On March 28, 2016, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated amended complaint.

Wealth Management Related Matters.

On March 21, 2016, the arbitration panel in Lynnda L. Speer, as Personal Representative of the Estate of Roy M. Speer, et al. v. Morgan Stanley Smith Barney LLC, et al. issued an award in favor of plaintiffs in the amount of $32.8 million, plus attorneys’ fees and costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2016.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (January 1, 2016-January 31, 2016)
Share Repurchase Program(2)	3,710,000	$25.33	3,710,000	$1,156
Employee transactions(3)	12,348,182	$26.26	—	—

Month #2 (February 1, 2016-February 29, 2016)
Share Repurchase Program(2)	14,360,000	$24.09	14,360,000	$810
Employee transactions(3)	1,000,818	$23.91	—	—

Month #3 (March 1, 2016-March 31, 2016)
Share Repurchase Program(2)	7,266,941	$25.46	7,266,941	$625
Employee transactions(3)	91,048	$24.87	—	—

Quarter ended at March 31, 2016
Share Repurchase Program(2)	25,336,941	$24.67	25,336,941	$625
Employee transactions(3)	13,440,048	$26.08	—	—

(1)

Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate and may be suspended at any time.

(2)

The Company’s Board of Directors has authorized the repurchase of the Company’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Company are subject to regulatory approval. In March 2015, the Company received no objection from the Federal Reserve to repurchase up to $3.1 billion of the Company’s outstanding common stock that began in the second quarter of 2015 through the end of the second quarter of 2016 under the Company’s 2015 capital plan. During the quarter ended March 31, 2016, the Company repurchased approximately $625 million of the Company’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Management” in Part I, Item 2.

(3)

Includes shares acquired by the Company in satisfaction of the tax withholding obligations on stock-based awards and the exercise of stock options granted under the Company’s stock-based compensation plans.

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
Paul C. Wirth Deputy Chief Financial Officer

Date: May 4, 2016

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended March 31, 2016

Exhibit No.	Description

10.1	Fourth Amendment to Investor Agreement, dated as of April 6, 2016, by and between Morgan Stanley and Mitsubishi UFJ Financial Group, Inc.

10.2	Memorandum to Colm Kelleher Regarding Relocation to New York, dated February 25, 2016.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated May 4, 2016, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheet—March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income—Three Months Ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income—Three Months Ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Changes in Total Equity—Three Months Ended March 31, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

E-1