Form 10-Q
period 2016-06-30
MORGAN STANLEY
filed 2016-08-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 1,911,808,935 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2016

i

Available Information.

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including us) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

Our internet site is www.morganstanley.com. You can access our Investor Relations webpage at www.morganstanley.com/about-us-ir. We make available free of charge, on or through our Investor Relations webpage, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

You can access information about our corporate governance at www.morganstanley.com/about-us-governance. Our Corporate Governance webpage includes:

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

Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial Officer. We will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (“NYSE”) on our internet site. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 1585 Broadway, New York, NY 10036 (212-761-4000). The information on our internet site is not incorporated by reference into this report.

ii

Part I—Financial Information

Item 1.            Financial Statements

MORGAN STANLEY

Consolidated Statements of Income

(in millions, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Investment banking	$1,224	$1,614	$2,331	$2,971
Trading	2,746	2,973	4,811	6,623
Investments	126	261	92	527
Commissions and fees	1,020	1,158	2,075	2,344
Asset management, distribution and administration fees	2,637	2,742	5,257	5,423
Other	243	297	323	468

Total non-interest revenues	7,996	9,045	14,889	18,356

Interest income	1,667	1,386	3,414	2,870
Interest expense	754	688	1,602	1,576

Net interest	913	698	1,812	1,294

Net revenues	8,909	9,743	16,701	19,650

Non-interest expenses:
Compensation and benefits	4,015	4,405	7,698	8,929
Occupancy and equipment	329	351	658	693
Brokerage, clearing and exchange fees	484	487	949	950
Information processing and communications	429	438	871	853
Marketing and business development	154	179	288	329
Professional services	547	598	1,061	1,084
Other	468	558	955	1,230

Total non-interest expenses	6,426	7,016	12,480	14,068

Income from continuing operations before income taxes	2,483	2,727	4,221	5,582
Provision for income taxes	833	894	1,411	1,281

Income from continuing operations	1,650	1,833	2,810	4,301
Income (loss) from discontinued operations, net of income taxes	(4)	(2)	(7)	(7)

Net income	$1,646	$1,831	$2,803	$4,294
Net income applicable to noncontrolling interests	64	24	87	93

Net income applicable to Morgan Stanley	$1,582	$1,807	$2,716	$4,201
Preferred stock dividends and other	157	142	235	222

Earnings applicable to Morgan Stanley common shareholders	$1,425	$1,665	$2,481	$3,979

Earnings per basic common share:
Income from continuing operations	$0.77	$0.87	$1.33	$2.07
Income (loss) from discontinued operations	(0.01)	—	(0.01)	—

Earnings per basic common share	$0.76	$0.87	$1.32	$2.07

Earnings per diluted common share:
Income from continuing operations	$0.75	$0.85	$1.30	$2.03
Income (loss) from discontinued operations	—	—	—	—

Earnings per diluted common share	$0.75	$0.85	$1.30	$2.03

Dividends declared per common share	$0.15	$0.15	$0.30	$0.25
Average common shares outstanding:
Basic	1,866	1,919	1,875	1,922
Diluted	1,899	1,960	1,907	1,962

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Comprehensive Income

(dollars in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,646	$1,831	$2,803	$4,294
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	$131	$34	$317	$(188)
Change in net unrealized gains (losses) on available for sale securities(2)	143	(228)	538	(28)
Pension, postretirement and other	(5)	(3)	(4)	(1)
Change in net debt valuation adjustments(3)	145	—	348	—

Total other comprehensive income (loss)	$414	$(197)	$1,199	$(217)

Comprehensive income	$2,060	$1,634	$4,002	$4,077
Net income applicable to noncontrolling interests	64	24	87	93
Other comprehensive income (loss) applicable to noncontrolling interests	81	(16)	136	(18)

Comprehensive income applicable to Morgan Stanley	$1,915	$1,626	$3,779	$4,002

(1)

Amounts include Provision for (benefit from) income taxes of $(59) million and $(54) million in the quarter ended June 30, 2016 (“current quarter”) and the quarter ended June 30, 2015 (“prior year quarter”), respectively, and $(174) million and $120 million in the six months ended June 30, 2016 (“current year period”) and the six months ended June 30, 2015 (“prior year period”), respectively.

(2)

Amounts include Provision for (benefit from) income taxes of $84 million and $(137) million in the current quarter and prior year quarter, respectively, and $314 million and $(16) million in the current year period and prior year period, respectively.

(3)

Debt valuation adjustments (“DVA”) represent the change in the fair value resulting from fluctuations in the Firm’s credit spreads and other credit factors related to liabilities carried at fair value, primarily certain Long-term and Short-term borrowings. Amounts include Provision for (benefit from) income taxes of $80 million and $200 million in the current quarter and current year period, respectively. See Notes 2 and 14 for further information.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Balance Sheets

(dollars in millions, except share data)

(unaudited)

	At June 30, 2016	At December 31, 2015
Assets
Cash and due from banks	$27,597	$19,827
Interest bearing deposits with banks	28,536	34,256
Trading assets, at fair value ($141,543 and $127,627 were pledged to various parties)	256,794	239,505
Investment securities (includes $67,726 and $66,759 at fair value)	80,144	71,983
Securities purchased under agreements to resell (includes $555 and $806 at fair value)	97,589	87,657
Securities borrowed	131,281	142,416
Customer and other receivables	52,827	45,407
Loans:
Held for investment (net of allowances of $323 and $225)	77,283	72,559
Held for sale	15,882	13,200
Goodwill	6,581	6,584
Intangible assets (net of accumulated amortization of $2,279 and $2,130) (includes $3 and $5 at fair value)	2,833	2,984
Other assets	51,526	51,087

Total assets	$828,873	$787,465

Liabilities
Deposits (includes $95 and $125 at fair value)	$152,693	$156,034
Short-term borrowings (includes $511 and $1,648 at fair value)	880	2,173
Trading liabilities, at fair value	140,662	128,455
Securities sold under agreements to repurchase (includes $699 and $683 at fair value)	50,328	36,692
Securities loaned	17,241	19,358
Other secured financings (includes $2,921 and $2,854 at fair value)	9,901	9,464
Customer and other payables	201,189	186,626
Other liabilities and accrued expenses	14,112	18,711
Long-term borrowings (includes $37,804 and $33,045 at fair value)	163,492	153,768

Total liabilities	750,498	711,281

Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 14)	7,520	7,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,917,509,492 and 1,920,024,027	20	20
Additional paid-in capital	22,697	24,153
Retained earnings	51,410	49,204
Employee stock trusts	2,873	2,409
Accumulated other comprehensive income (loss)	(905)	(1,656)
Common stock held in treasury, at cost, $0.01 par value (121,384,487 and 118,869,952 shares)	(3,626)	(4,059)
Common stock issued to employee stock trusts	(2,873)	(2,409)

Total Morgan Stanley shareholders’ equity	77,116	75,182
Noncontrolling interests	1,259	1,002

Total equity	78,375	76,184

Total liabilities and equity	$828,873	$787,465

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Changes in Total Equity

Six Months Ended June 30, 2016 and 2015

(dollars in millions)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- controlling Interests	Total Equity
BALANCE AT DECEMBER 31, 2015	$7,520	$20	$24,153	$49,204	$2,409	$(1,656)	$(4,059)	$(2,409)	$1,002	$76,184
Cumulative adjustment for accounting change related to DVA(1)	—	—	—	312	—	(312)	—	—	—	—
Net adjustment for accounting change related to consolidation(2)	—	—	—	—	—	—	—	—	106	106
Net income applicable to Morgan Stanley	—	—	—	2,716	—	—	—	—	—	2,716
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	87	87
Dividends	—	—	—	(822)	—	—	—	—	—	(822)
Shares issued under employee plans and related tax effects	—	—	(1,456)	—	464	—	2,062	(464)	—	606
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,629)	—	—	(1,629)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	1,063	—	—	136	1,199
Other net decreases	—	—	—	—	—	—	—	—	(72)	(72)

BALANCE AT JUNE 30, 2016	$7,520	$20	$22,697	$51,410	$2,873	$(905)	$(3,626)	$(2,873)	$1,259	$78,375

BALANCE AT DECEMBER 31, 2014	$6,020	$20	$24,249	$44,625	$2,127	$(1,248)	$(2,766)	$(2,127)	$1,204	$72,104
Net income applicable to Morgan Stanley	—	—	—	4,201	—	—	—	—	—	4,201
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	93	93
Dividends	—	—	—	(720)	—	—	—	—	—	(720)
Shares issued under employee plans and related tax effects	—	—	(577)	—	314	—	1,423	(314)	—	846
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,473)	—	—	(1,473)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	(199)	—	—	(18)	(217)
Issuance of preferred stock	1,500	—	(7)	—	—	—	—	—	—	1,493
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(191)	(191)
Other net decreases	—	—	(10)	—	—	—	—	—	(59)	(69)

BALANCE AT JUNE 30, 2015	$7,520	$20	$23,655	$48,106	$2,441	$(1,447)	$(2,816)	$(2,441)	$1,029	$76,067

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

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

Consolidated Statements of Cash Flows

(dollars in millions)

(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,803	$4,294
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from equity method investments	(1)	(83)
Compensation payable in common stock and options	492	611
Depreciation and amortization	879	654
Net gain on sale of available for sale securities	(82)	(55)
Impairment charges	67	83
Provision for credit losses on lending activities	131	38
Other operating adjustments	218	37
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(333)	25,115
Securities borrowed	11,135	(7,261)
Securities loaned	(2,117)	(2,068)
Customer and other receivables and other assets	(10,537)	(601)
Customer and other payables and other liabilities	9,907	(1,482)
Securities purchased under agreements to resell	(9,932)	(23,472)
Securities sold under agreements to repurchase	13,636	(4,263)

Net cash provided by (used for) operating activities	16,266	(8,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(645)	(620)
Changes in loans, net	(4,724)	(9,082)
Investment securities:
Purchases	(30,700)	(26,832)
Proceeds from sales	20,274	26,501
Proceeds from paydowns and maturities	3,507	2,796
Other investing activities	(126)	(97)

Net cash used for investing activities	(12,414)	(7,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments for):
Short-term borrowings	(1,293)	861
Noncontrolling interests	(43)	(60)
Other secured financings	(69)	(280)
Deposits	(3,341)	5,659
Proceeds from:
Excess tax benefits associated with stock-based awards	42	176
Derivatives financing activities	—	312
Issuance of preferred stock, net of issuance costs	—	1,493
Issuance of long-term borrowings	20,628	22,909
Payments for:
Long-term borrowings	(15,900)	(12,963)
Derivatives financing activities	(120)	(257)
Repurchases of common stock and employee tax withholdings	(1,629)	(1,473)
Cash dividends	(791)	(673)

Net cash provided by (used for) financing activities	(2,516)	15,704

Effect of exchange rate changes on cash and cash equivalents	714	(542)

Net increase (decrease) in cash and cash equivalents	2,050	(625)
Cash and cash equivalents, at beginning of period	54,083	46,984

Cash and cash equivalents, at end of period	$56,133	$46,359

Cash and cash equivalents include:
Cash and due from banks	$27,597	$19,145
Interest bearing deposits with banks	28,536	27,214

Cash and cash equivalents, at end of period	$56,133	$46,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest were $1,082 million and $1,027 million.

Cash payments for income taxes, net of refunds, were $340 million and $342 million.

See Notes to Consolidated Financial Statements.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Introduction	and Basis of Presentation

The Firm

Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Firm” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

For a description of the clients and principal products and services of each of the Firm’s business segments, see Note 1 to the consolidated financial statements in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Basis of Financial Information

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the Firm to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill and intangible assets, compensation, deferred tax assets, the outcome of legal and tax matters, allowance for credit losses and other matters that affect its consolidated financial statements and related disclosures. The Firm believes that the estimates utilized in the preparation of its consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates. Intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the Firm’s consolidated financial statements and notes thereto included in the 2015 Form 10-K. Certain footnote disclosures included in the 2015 Form 10-K have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation

The consolidated financial statements include the accounts of the Firm, its wholly owned subsidiaries and other entities in which the Firm has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 12). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income attributable to noncontrolling interests for such subsidiaries is presented as Net income (loss) applicable to noncontrolling interests in the consolidated statements of income. The portion of shareholders’ equity of such subsidiaries that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests, a component of total equity, in the consolidated balance sheets.

For a discussion of the Firm’s VIEs and its significant regulated U.S. and international subsidiaries, see Notes 1 and 2 to the consolidated financial statements in the 2015 Form 10-K. See also Note 2 herein.

Consolidated Statements of Cash Flows Presentation

The adoption of the accounting update, Amendments to the Consolidation Analysis (see Note 2) on January 1, 2016, resulted in a net noncash increase in total assets of $126 million. In the prior year quarter, the Firm deconsolidated approximately $191 million in net assets previously attributable to nonredeemable noncontrolling interests that were related to a real estate fund sponsored by the Firm. The deconsolidation resulted in a non-cash reduction of assets of $169 million.

Global Oil Merchanting Business

As a result of entering into a definitive agreement to sell the global oil merchanting unit of the commodities division to Castleton Commodities International LLC, on May 11, 2015, the Firm recognized an impairment charge of $59 million in Other revenues during the prior quarter and prior year period, to reduce the carrying amount of the unit to its estimated fair value less costs to sell. The Firm closed the transaction on November 1, 2015. The transaction did not meet the criteria for discontinued operations and did not have a material impact on the Firm’s financial results.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

2. Significant	Accounting Policies

For a detailed discussion about the Firm’s significant accounting policies, see Note 2 to the consolidated financial statements in the 2015 Form 10-K.

During the current year period, other than the following, there were no significant updates made to the Firm’s significant accounting policies.

Accounting Standards Adopted

The Firm adopted the following accounting updates as of January 1, 2016.

•

Recognition and Measurement of Financial Assets and Financial Liabilities.    In January 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting update that changes the requirements for the recognition and measurement of certain financial assets and financial liabilities. The Firm early adopted the provision in this guidance relating to liabilities measured at fair value pursuant to a fair value option election that requires presenting unrealized DVA in Other comprehensive income (loss) (“OCI”), a change from the previous requirement to present DVA in net income. Realized DVA amounts will be recycled from AOCI to Trading revenues. DVA amounts from periods prior to adoption remain in Trading revenues as previously reported. A cumulative catch up adjustment, net of noncontrolling interests and tax, of $312 million was recorded as of January 1, 2016 to move the cumulative DVA loss amount from Retained earnings into AOCI.

Other provisions of this rule may not be early adopted and will be effective January 1, 2018, and are not expected to have a material impact on the consolidated financial statements.

•

Amendments to the Consolidation Analysis.    In February 2015, the FASB issued an accounting update that provides a new consolidation model for certain entities, such as investment funds and limited partnerships. The adoption on January 1, 2016, increased total assets by $131 million, reflecting consolidations of $206 million net of deconsolidations of $75 million. The consolidations resulted primarily from certain funds in Investment Management where the Firm acts as a general partner.

•

Simplifying the Presentation of Debt Issuance Costs.    In April 2015, the FASB issued an accounting update that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, instead of as an asset as was previously required. This guidance became effective for the Firm beginning January 1, 2016 and did not have a material impact in the consolidated financial statements.

The Firm adopted the following accounting updates as of January 1, 2016, which did not have an impact in the consolidated financial statements.

•	Simplifying the Accounting for Measurement-Period Adjustments.

•	Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.

•	Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity.

•	Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

3. Fair	Values

Fair Value Measurements

For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the consolidated financial statements in the 2015 Form 10-K. During the current quarter and current year period, there were no significant updates made to the Firm’s valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Balance at June 30, 2016
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$24,565	$—	$—	$—	$24,565
U.S. agency securities	795	22,085	20	—	22,900

Total U.S. government and agency securities	25,360	22,085	20	—	47,465
Other sovereign government obligations	20,942	6,607	2	—	27,551
Corporate and other debt:
State and municipal securities	—	1,943	10	—	1,953
Residential mortgage-backed securities	—	586	216	—	802
Commercial mortgage-backed securities	—	961	51	—	1,012
Asset-backed securities	—	142	88	—	230
Corporate bonds	—	11,751	276	—	12,027
Collateralized debt and loan obligations	—	443	109	—	552
Loans and lending commitments(1)	—	3,879	5,418	—	9,297
Other debt	—	827	528	—	1,355

Total corporate and other debt	—	20,532	6,696	—	27,228
Corporate equities(2)	100,018	367	572	—	100,957
Securities received as collateral	10,121	7	—	—	10,128
Derivative and other contracts:
Interest rate contracts	791	462,243	540	—	463,574
Credit contracts	—	16,157	304	—	16,461
Foreign exchange contracts	140	76,264	101	—	76,505
Equity contracts	1,368	40,524	637	—	42,529
Commodity contracts	2,847	8,605	4,057	—	15,509
Other	—	16	—	—	16
Netting(3)	(4,184)	(505,871)	(2,537)	(63,844)	(576,436)

Total derivative and other contracts	962	97,938	3,102	(63,844)	38,158
Investments(4):
Principal investments	21	19	769	—	809
Other	295	559	205	—	1,059

Total investments	316	578	974	—	1,868
Physical commodities	—	193	—	—	193

Total trading assets(4)	157,719	148,307	11,366	(63,844)	253,548

AFS securities	31,062	36,664	—	—	67,726
Securities purchased under agreements to resell	—	555	—	—	555
Intangible assets	—	3	—	—	3

Total assets measured at fair value	$188,781	$185,529	$11,366	$(63,844)	$321,832

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Balance at June 30, 2016
	(dollars in millions)
Liabilities at Fair Value
Deposits	$—	$65	$30	$—	$95
Short-term borrowings	—	511	—	—	511
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	12,983	—	—	—	12,983
U.S. agency securities	358	111	—	—	469

Total U.S. government and agency securities	13,341	111	—	—	13,452
Other sovereign government obligations	15,885	2,668	—	—	18,553
Corporate and other debt:
State and municipal securities	—	3	—	—	3
Asset-backed securities	—	449	—	—	449
Corporate bonds	—	5,578	6	—	5,584
Other debt	—	15	3	—	18

Total corporate and other debt	—	6,045	9	—	6,054
Corporate equities(2)	46,440	76	26	—	46,542
Obligation to return securities received as collateral	18,731	7	—	—	18,738
Derivative and other contracts:
Interest rate contracts	969	436,022	775	—	437,766
Credit contracts	—	16,403	1,418	—	17,821
Foreign exchange contracts	82	78,441	102	—	78,625
Equity contracts	1,262	43,177	2,110	—	46,549
Commodity contracts	2,368	7,652	2,759	—	12,779
Other	—	91	11	—	102
Netting(3)	(4,184)	(505,871)	(2,537)	(43,727)	(556,319)

Total derivative and other contracts	497	75,915	4,638	(43,727)	37,323

Total trading liabilities	94,894	84,822	4,673	(43,727)	140,662

Securities sold under agreements to repurchase	—	549	150	—	699
Other secured financings	—	2,480	441	—	2,921
Long-term borrowings	44	35,831	1,929	—	37,804

Total liabilities measured at fair value	$94,938	$124,258	$7,223	$(43,727)	$182,692

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	Balance at December 31, 2015
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$17,658	$—	$—	$—	$17,658
U.S. agency securities	797	17,886	—	—	18,683

Total U.S. government and agency securities	18,455	17,886	—	—	36,341
Other sovereign government obligations	13,559	7,400	4	—	20,963
Corporate and other debt:
State and municipal securities	—	1,651	19	—	1,670
Residential mortgage-backed securities	—	1,456	341	—	1,797
Commercial mortgage-backed securities	—	1,520	72	—	1,592
Asset-backed securities	—	494	25	—	519
Corporate bonds	—	9,959	267	—	10,226
Collateralized debt and loan obligations	—	284	430	—	714
Loans and lending commitments(1)	—	4,682	5,936	—	10,618
Other debt	—	2,263	448	—	2,711

Total corporate and other debt	—	22,309	7,538	—	29,847
Corporate equities(2)	106,296	379	433	—	107,108
Securities received as collateral	11,221	3	1	—	11,225
Derivative and other contracts:
Interest rate contracts	406	323,586	2,052	—	326,044
Credit contracts	—	22,258	661	—	22,919
Foreign exchange contracts	55	64,608	292	—	64,955
Equity contracts	653	38,552	1,084	—	40,289
Commodity contracts	3,140	10,654	3,358	—	17,152
Other	—	219	—	—	219
Netting(3)	(3,840)	(380,443)	(3,120)	(55,562)	(442,965)

Total derivative and other contracts	414	79,434	4,327	(55,562)	28,613
Investments(4):
Principal investments	20	44	486	—	550
Other	163	310	221	—	694

Total investments	183	354	707	—	1,244
Physical commodities	—	321	—	—	321

Total trading assets(4)	150,128	128,086	13,010	(55,562)	235,662

AFS securities	34,351	32,408	—	—	66,759
Securities purchased under agreements to resell	—	806	—	—	806
Intangible assets	—	—	5	—	5

Total assets measured at fair value	$184,479	$161,300	$13,015	$(55,562)	$303,232

Liabilities at Fair Value
Deposits	$—	$106	$19	$—	$125
Short-term borrowings	—	1,647	1	—	1,648
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	12,932	—	—	—	12,932
U.S. agency securities	854	127	—	—	981

Total U.S. government and agency securities	13,786	127	—	—	13,913
Other sovereign government obligations	10,970	2,558	—	—	13,528
Corporate and other debt:
Commercial mortgage-backed securities	—	2	—	—	2
Corporate bonds	—	5,035	—	—	5,035
Lending commitments	—	3	—	—	3
Other debt	—	5	4	—	9

Total corporate and other debt	—	5,045	4	—	5,049
Corporate equities(2)	47,123	35	17	—	47,175
Obligation to return securities received as collateral	19,312	3	1	—	19,316
Derivative and other contracts:
Interest rate contracts	466	305,151	1,792	—	307,409
Credit contracts	—	22,160	1,505	—	23,665
Foreign exchange contracts	22	65,177	151	—	65,350
Equity contracts	570	42,447	3,115	—	46,132
Commodity contracts	3,012	9,431	2,308	—	14,751
Other	—	43	—	—	43
Netting(3)	(3,840)	(380,443)	(3,120)	(40,473)	(427,876)

Total derivative and other contracts	230	63,966	5,751	(40,473)	29,474

Total trading liabilities	91,421	71,734	5,773	(40,473)	128,455

Securities sold under agreements to repurchase	—	532	151	—	683
Other secured financings	—	2,393	461	—	2,854
Long-term borrowings	—	31,058	1,987	—	33,045

Total liabilities measured at fair value	$91,421	$107,470	$8,392	$(40,473)	$166,810

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

AFS—Available for sale

(1)

At June 30, 2016, Loans and lending commitments held at fair value consisted of $7,114 million of corporate loans, $1,721 million of residential real estate loans and $462 million of wholesale real estate loans. At December 31, 2015, Loans and lending commitments held at fair value consisted of $7,286 million of corporate loans, $1,885 million of residential real estate loans and $1,447 million of wholesale real estate loans.

(2)	For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.
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

(4)

Amounts exclude certain investments that are measured at fair value using the net asset value (“NAV”) per share, which are not classified in the fair value hierarchy. At June 30, 2016 and December 31, 2015, the fair value of these investments was $3,246 million and $3,843 million, respectively. For additional disclosure about such investments, see “Fair Value of Investments Measured at Net Asset Value” herein.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for all periods presented. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the following tables do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Firm within the Level 1 and/or Level 2 categories.

Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Firm has classified within the Level 3 category. As a result, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the following tables herein may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Roll-forward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Beginning Balance at March 31, 2016	Total Realized and Unrealized Gains (Losses)	Purchases (1)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2016	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2016
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$8	$—	$—	$(18)	$—	$—	$30	$20	$—
Other sovereign government obligations	8	—	—	(3)	—	—	(3)	2	—
Corporate and other debt:
State and municipal securities	5	1	4	—	—	—	—	10	2
Residential mortgage-backed securities	292	3	—	(82)	—	—	3	216	(5)
Commercial mortgage-backed securities	59	(3)	1	(4)	—	—	(2)	51	(5)
Asset-backed securities	4	(4)	6	(1)	—	—	83	88	(4)
Corporate bonds	224	17	116	(35)	—	—	(46)	276	17
Collateralized debt and loan obligations	348	18	3	(178)	—	—	(82)	109	18
Loans and lending commitments	6,185	(46)	360	(484)	—	(596)	(1)	5,418	(55)
Other debt	527	4	13	(19)	—	—	3	528	2

Total corporate and other debt	7,644	(10)	503	(803)	—	(596)	(42)	6,696	(30)
Corporate equities	430	(63)	273	(82)	—	—	14	572	(63)
Net derivative and other contracts(2):
Interest rate contracts	169	(159)	2	—	(7)	42	(282)	(235)	(157)
Credit contracts	(723)	65	1	—	—	93	(550)	(1,114)	53
Foreign exchange contracts	126	(58)	—	—	—	(94)	25	(1)	(47)
Equity contracts	(1,832)	168	50	—	(140)	263	18	(1,473)	(106)
Commodity contracts	1,200	211	5	—	(4)	(88)	(26)	1,298	130
Other	—	—	—	—	—	—	(11)	(11)	—

Total net derivative and other contracts	(1,060)	227	58	—	(151)	216	(826)	(1,536)	(127)
Investments:
Principal investments	743	4	33	(11)	—	—	—	769	6
Other	179	1	25	—	—	—	—	205	1

Total investments	922	5	58	(11)	—	—	—	974	7
Intangible assets	4	—	—	—	—	—	(4)	—	—
Liabilities at Fair Value
Deposits	$23	$(1)	$—	$—	$8	$—	$(2)	$30	$(1)
Trading liabilities:
Corporate and other debt:
Corporate bonds	6	(1)	(5)	29	—	—	(25)	6	(1)
Lending commitments	1	1	—	—	—	—	—	—	—
Other debt	4	—	(1)	—	—	—	—	3	—

Total corporate and other debt	11	—	(6)	29	—	—	(25)	9	(1)
Corporate equities	31	(28)	(33)	5	—	—	(5)	26	—
Obligation to return securities received as collateral	1	—	(1)	—	—	—	—	—	—
Securities sold under agreements to repurchase	151	1	—	—	—	—	—	150	1
Other secured financings	454	(14)	—	—	23	(22)	(28)	441	(14)
Long-term borrowings	1,798	21	—	—	164	(131)	119	1,929	26

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Beginning Balance at December 31, 2015	Total Realized and Unrealized Gains (Losses)	Purchases (1)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2016	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstand- ing at June 30, 2016
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$—	$1	$—	$(19)	$—	$—	$38	$20	$1
Other sovereign government obligations	4	—	—	(5)	—	—	3	2	1
Corporate and other debt:
State and municipal securities	19	1	4	(15)	—	—	1	10	1
Residential mortgage-backed securities	341	(19)	19	(133)	—	—	8	216	(14)
Commercial mortgage-backed securities	72	(10)	—	(19)	—	—	8	51	(11)
Asset-backed securities	25	(7)	7	(18)	—	—	81	88	(8)
Corporate bonds	267	62	113	(128)	—	—	(38)	276	61
Collateralized debt and loan obligations	430	5	22	(224)	—	—	(124)	109	17
Loans and lending commitments	5,936	(111)	970	(720)	—	(672)	15	5,418	(121)
Other debt	448	(2)	133	(63)	—	—	12	528	(2)

Total corporate and other debt	7,538	(81)	1,268	(1,320)	—	(672)	(37)	6,696	(77)
Corporate equities	433	(45)	296	(119)	—	—	7	572	(64)
Securities received as collateral	1	—	—	(1)	—	—	—	—	—
Net derivative and other contracts(2):
Interest rate contracts	260	305	3	—	(21)	(60)	(722)	(235)	205
Credit contracts	(844)	(343)	1	—	—	153	(81)	(1,114)	(360)
Foreign exchange contracts	141	(109)	—	—	—	(201)	168	(1)	(82)
Equity contracts	(2,031)	(321)	71	—	(184)	1,121	(129)	(1,473)	(434)
Commodity contracts	1,050	297	7	—	(4)	(176)	124	1,298	210
Other	—	—	—	—	—	—	(11)	(11)	—

Total net derivative and other contracts	(1,424)	(171)	82	—	(209)	837	(651)	(1,536)	(461)
Investments:
Principal investments	486	(39)	403	(40)	—	(41)	—	769	(37)
Other	221	(17)	1	—	—	—	—	205	(16)

Total investments	707	(56)	404	(40)	—	(41)	—	974	(53)
Intangible assets	5	—	—	—	—	—	(5)	—	—
Liabilities at Fair Value
Deposits	$19	$(2)	$—	$—	$13	$—	$(4)	$30	$(2)
Short-term borrowings	1	—	—	—	—	(1)	—	—	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	—	(5)	(7)	10	—	—	(2)	6	(5)
Other debt	4	2	(3)	4	—	—	—	3	2

Total corporate and other debt	4	(3)	(10)	14	—	—	(2)	9	(3)
Corporate equities	17	(3)	(22)	18	—	—	10	26	(3)
Obligation to return securities received as collateral	1	—	(1)	—	—	—	—	—	—
Securities sold under agreements to repurchase	151	1	—	—	—	—	—	150	1
Other secured financings	461	(32)	—	—	69	(43)	(78)	441	(32)
Long-term borrowings	1,987	(12)	—	—	276	(167)	(179)	1,929	(6)

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Beginning Balance at March 31, 2015	Total Realized and Unrealized Gains (Losses)	Purchases (1)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2015
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$—	$—	$—	$(3)	$—	$—	$6	$3	$—
Other sovereign government obligations	11	—	5	(1)	—	—	(3)	12	—
Corporate and other debt:
State and municipal securities	—	1	4	(9)	—	—	11	7	1
Residential mortgage-backed securities	296	2	138	(32)	—	—	(26)	378	2
Commercial mortgage-backed securities	180	(4)	5	(9)	—	—	(88)	84	(5)
Asset-backed securities	67	5	11	(64)	—	—	—	19	1
Corporate bonds	424	(4)	228	(150)	—	(2)	(17)	479	(16)
Collateralized debt and loan obligations	822	68	300	(439)	—	(78)	(13)	660	(10)
Loans and lending commitments	4,789	31	1,615	(351)	—	(491)	(81)	5,512	26
Other debt	486	(1)	130	(51)	—	—	—	564	(1)

Total corporate and other debt	7,064	98	2,431	(1,105)	—	(571)	(214)	7,703	(2)
Corporate equities	230	38	266	(92)	—	—	44	486	26
Securities received as collateral	33	—	—	(30)	—	—	—	3	—
Net derivative and other contracts(2):
Interest rate contracts	(496)	95	4	—	(13)	14	160	(236)	135
Credit contracts	(984)	(24)	4	—	(24)	23	16	(989)	(29)
Foreign exchange contracts	297	57	—	—	(1)	43	50	446	82
Equity contracts	(2,472)	(23)	39	—	(54)	206	202	(2,102)	(161)
Commodity contracts	1,345	4	2	—	(112)	(34)	—	1,205	(27)

Total net derivative and other contracts	(2,310)	109	49	—	(204)	252	428	(1,676)	—
Investments:
Principal investments	829	(21)	5	(12)	—	(205)	(15)	581	(21)
Other	391	(4)	—	—	—	—	(87)	300	—

Total investments	1,220	(25)	5	(12)	—	(205)	(102)	881	(21)
Intangible assets	5	1	—	—	—	—	—	6	1
Liabilities at Fair Value
Trading liabilities:
Corporate and other debt:
Corporate bonds	$23	$—	$(21)	$15	$—	$—	$(2)	$15	$—
Other debt	23	—	—	10	—	(29)	—	4	—

Total corporate and other debt	46	—	(21)	25	—	(29)	(2)	19	—
Corporate equities	50	240	(49)	2	—	—	349	112	240
Obligation to return securities received as collateral	33	—	(30)	—	—	—	—	3	—
Securities sold under agreements to repurchase	154	—	—	—	—	—	—	154	—
Other secured financings	133	2	—	—	37	—	—	168	2
Long-term borrowings	1,738	51	—	—	549	(88)	73	2,221	51

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Beginning Balance at December 31, 2014	Total Realized and Unrealized Gains (Losses)	Purchases (1)	Sales	Issuances	Settlements	Net Transfers	Ending Balance at June 30, 2015	Unrealized Gains (Losses) for Level 3 Assets/ Liabilities Outstanding at June 30, 2015
	(dollars in millions)
Assets at Fair Value
Trading assets:
U.S. agency securities	$—	$—	$3	$—	$—	$—	$—	$3	$—
Other sovereign government obligations	41	1	6	(32)	—	—	(4)	12	1
Corporate and other debt:
State and municipal securities	—	1	4	—	—	—	2	7	1
Residential mortgage-backed securities	175	21	163	(51)	—	—	70	378	12
Commercial mortgage-backed securities	96	(6)	16	(22)	—	—	—	84	(9)
Asset-backed securities	76	(4)	11	(29)	—	—	(35)	19	2
Corporate bonds	386	10	213	(126)	—	(1)	(3)	479	9
Collateralized debt and loan obligations	1,152	145	404	(682)	—	(331)	(28)	660	(6)
Loans and lending commitments	5,874	35	2,082	(209)	—	(2,078)	(192)	5,512	30
Other debt	285	(8)	12	—	—	(1)	276	564	6

Total corporate and other debt	8,044	194	2,905	(1,119)	—	(2,411)	90	7,703	45
Corporate equities	272	64	260	(147)	—	—	37	486	49
Securities received as collateral	—	—	3	—	—	—	—	3	—
Net derivative and other contracts(2):
Interest rate contracts	(173)	188	9	—	(20)	124	(364)	(236)	197
Credit contracts	(743)	(276)	17	—	(54)	31	36	(989)	(284)
Foreign exchange contracts	151	121	—	—	(1)	144	31	446	120
Equity contracts	(2,165)	(73)	69	—	(225)	156	136	(2,102)	(160)
Commodity contracts	1,146	299	3	—	(112)	(72)	(59)	1,205	234

Total net derivative and other contracts	(1,784)	259	98	—	(412)	383	(220)	(1,676)	107
Investments:
Principal investments	835	(4)	15	(46)	—	(205)	(14)	581	(26)
Other	323	(16)	2	(6)	—	—	(3)	300	(12)

Total investments	1,158	(20)	17	(52)	—	(205)	(17)	881	(38)
Intangible assets	6	1	—	—	—	(1)	—	6	1
Liabilities at Fair Value
Trading liabilities:
Corporate and other debt:
Corporate bonds	$78	$(2)	$(12)	$14	$—	$—	$(67)	$15	$(2)
Lending commitments	5	5	—	—	—	—	—	—	5
Other debt	38	—	—	6	—	(39)	(1)	4	—

Total corporate and other debt	121	3	(12)	20	—	(39)	(68)	19	3
Corporate equities	45	19	(75)	25	—	—	136	112	20
Obligation to return securities received as collateral	—	—	—	3	—	—	—	3	—
Securities sold under agreements to repurchase	153	(1)	—	—	—	—	—	154	(1)
Other secured financings	149	(6)	—	—	37	(24)	—	168	2
Long-term borrowings	1,934	65	—	—	612	(300)	40	2,221	59

(1)	Loan originations and consolidations of VIEs are included in purchases.
(2)

Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. For further information on derivative instruments and hedging activities, see Note 4.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Significant Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements

The following disclosures provide information on the valuation techniques, significant unobservable inputs, and their ranges and averages for each major category of assets and liabilities measured at fair value on a recurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. The following disclosures also include qualitative information on the sensitivity of the fair value measurements to changes in the significant unobservable inputs.

Recurring Level 3 Fair Value Measurements Valuation Techniques and Sensitivity of Unobservable Inputs

	Balance at June 30, 2016	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Assets at Fair Value
Trading assets:
Corporate and other debt:
Residential mortgage-backed securities	$ 216	Comparable pricing:
		Comparable bond price / (A)	0 to 79 points	20 points
Commercial mortgage-backed securities	51	Comparable pricing:
		Comparable bond price / (A)	0 to 7 points	1 point
Asset-backed securities	88	Comparable pricing:
		Comparable bond price / (A)	45 to 55 points	46 points
Corporate bonds	276	Comparable pricing(3):
		Comparable bond price / (A)	3 to 135 points	91 points
		Comparable pricing:
		EBITDA multiple / (A)	5 to 10 times	7 times
Collateralized debt and loan obligations	109	Comparable pricing(3):
		Comparable bond price / (A)	20 to 95 points	57 points
		Correlation model:
		Credit correlation / (B)	29% to 61%	42%
Loans and lending commitments	5,418	Corporate loan model:
		Credit spread / (C)	482 to 898 bps	596 bps
		Margin loan model(3):
		Credit spread / (C)(D)	31 to 102 bps	86 bps
		Volatility skew / (C)(D)	20% to 46%	32%
		Discount rate / (C)(D)	1% to 8%	3%
		Expected recovery:
		Asset coverage / (A)	47% to 99%	90%
		Option model:
		Volatility skew / (C)	-1%	-1%
		Comparable pricing:
		Comparable loan price / (A)	43 to 100 points	87 points
		Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	5% to 6%	6%
		Capitalization rate / (C)(D)	4% to 10%	4%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at June 30, 2016	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Other debt	528	Comparable pricing:
		Comparable loan price / (A)	3 to 84 points	66 points
		Comparable pricing:
		Comparable bond price / (A)	7 points	7 points
		Option model:
		At the money volatility / (C)	16% to 53%	53%
		Margin loan model(3):
		Discount rate / (C)	1% to 2%	2%
		Discounted cash flow:
		Discount rate / (C)	10% to 13%	12%
Corporate equities	572	Comparable pricing:
		Comparable equity price / (A)	100%	100%
Net derivative and other contracts(4):
Interest rate contracts	(235)	Option model(3):
		Interest rate - Foreign exchange correlation / (A)(D)	25% to 55%	42% / 42% (5)
		Interest rate volatility skew / (A)(D)	34% to 143%	78% / 77% (5)
		Interest rate quanto correlation / (A)(D)	-8% to 35%	2% / -7% (5)
		Interest rate curve correlation / (C)(D)	19% to 95%	71% / 76% (5)
		Inflation volatility / (A)(D)	0% to 1%	1% / 1% (5)
		Interest rate - Inflation correlation / (A)(D)	-24% to -44%	-34% / -33% (5)
		Interest rate curve / (C)(D)	0% to 1%	1% / 1% (5)
		Foreign exchange volatility skew / (C)(D)	0% to 11%	4% / 6% (5)
		Comparable pricing:
		Comparable bond price / (C)	95 to 100 points	96 points
Credit contracts	(1,114)	Comparable pricing:
		Cash synthetic basis / (C)(D)	5 to 12 points	10 points
		Comparable bond price / (C)(D)	0 to 85 points	26 points
		Correlation model(3):
		Credit correlation / (B)	29% to 92%	49%
Foreign exchange contracts(6)	(1)	Option model:
		Interest rate - Foreign exchange correlation / (A)(D)	25% to 55%	42% / 42% (5)
		Interest rate volatility skew / (A)(D)	34% to 143%	78% / 77% (5)
		Interest rate curve / (A)(D)	0%	0% / 0% (5)
		Interest rate curve correlation / (C)(D)	19% to 94%	73% / 81% (5)
Equity contracts(6)	(1,473)	Option model:
		At the money volatility / (A)(D)	6% to 81%	35%
		Volatility skew / (A)(D)	-4% to 0%	-1%
		Equity - Equity correlation / (A)(D)	40% to 98%	79%
		Equity - Foreign exchange correlation / (C)(D)	-70% to -31%	-42%
		Equity - Interest rate correlation / (C)(D)	-7% to 50%	19% / 12% (5)
Commodity contracts	1,298	Option model:
		Forward power price / (C)(D)	$2 to $95 per megawatt hour	$34 per megawatt hour
		Commodity volatility / (C)(D)	6% to 90%	18%
		Cross commodity correlation / (C)(D)	5% to 99%	93%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at June 30, 2016	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
	(dollars in millions)
Investments:
Principal investments	769	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	13% to 16%	15%
		Exit multiple / (A)(D)	8 to 23 times	9 times
		Market approach(3):
		EBITDA multiple / (A)(D)	6 to 25 times	12 times
		Forward capacity price / (A)(D)	$4 to $9	$7
		Comparable pricing:
		Comparable equity price / (A)	43% to 100%	82%
Other	205	Discounted cash flow:
		Implied weighted average cost of capital / (C)(D)	9%	9%
		Exit multiple / (A)(D)	13 times	13 times
		Market approach:
		EBITDA multiple / (A)(D)	6 to 13 times	12 times
		Comparable pricing(3):
		Comparable equity price / (A)	100%	100%
Liabilities at Fair Value
Securities sold under agreements to repurchase	150	Discounted cash flow:
		Funding spread / (A)	117 to 123 bps	120 bps
Other secured financings	441	Option model:
		Volatility skew / (C)	-1%	-1%
		Discounted cash flow(3):
		Discount rate / (C)	4%	4%
		Discounted cash flow:
		Funding spread / (A)	101 to 126 bps	114 bps
Long-term borrowings	1,929	Option model(3):
		At the money volatility / (C)(D)	6% to 48%	29%
		Volatility skew / (C)(D)	-2% to 0%	-1%
		Equity - Equity correlation / (C)(D)	50% to 98%	75%
		Equity - Foreign exchange correlation / (C)(D)	-50% to 11%	-25%
		Option model:
		Interest rate - credit spread correlation / (A)(D)	-52% to 3%	-24% / -23% (5)
		Interest rate - Foreign exchange correlation /
		(A)(D)	53%	53% / 53% (5)
		Interest rate - equity correlation / (A)(D)	7% to 44%	26% / 26% (5)
		Interest rate curve correlation / (C)(D)	40% to 87%	73% / 78% (5)
		Correlation model:
		Credit correlation / (B)	33% to 61%	44%
		Comparable pricing:
		Comparable equity price / (A)	100%	100%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Balance at December 31, 2015	Valuation Technique(s) / Significant Unobservable Input(s) / Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)	Averages(2)
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

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

bps—Basis points

EBITDA—Earnings before interest, taxes, depreciation and amortization

(1)

The range of significant unobservable inputs is represented in points, percentages, basis points, times or megawatt hours. Points are a percentage of par; for example, 79 points would be 79% of par. A basis point equals 1/100th of 1%; for example, 898 bps would equal 8.98%.

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
(4)

Credit valuation adjustments (“CVA”) and funding valuation adjustments (“FVA”) are included in the balance but excluded from the Valuation Technique(s) and Significant Unobservable Input(s) in the previous table. CVA is a Level 3 input when the underlying counterparty credit curve is unobservable. FVA is a Level 3 input in its entirety given the lack of observability of funding spreads in the principal market.

(5)

The data structure of the significant unobservable inputs used in valuing interest rate contracts, foreign exchange contracts, certain equity contracts and certain long-term borrowings may be in a multi-dimensional form, such as a curve or surface, with risk distributed across the structure. Therefore, a simple average and median, together with the range of data inputs, may be more appropriate measurements than a single point weighted average.

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

For a description of the Firm’s significant unobservable inputs for all major categories of assets and liabilities, see Note 3 to the consolidated financial statements in the 2015 Form 10-K. The following provides a description of an update to significant unobservable inputs included in the 2015 Form 10-K.

•

Asset Coverage—the ratio of a borrower’s underlying pledged assets less applicable costs relative to their outstanding debt (while considering the loan’s principal and the seniority and security of the loan commitment).

During the current quarter and current year period, there were no other significant updates made to the Firm’s significant unobservable inputs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fair Value of Investments Measured at Net Asset Value

For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV, see Note 3 to the consolidated financial statements in the 2015 Form 10-K.

Investments in Certain Funds Measured at NAV per Share

	At June 30, 2016		At December 31, 2015
	Fair Value	Commitment	Fair Value	Commitment
	(dollars in millions)
Private equity funds	$1,698	$395	$1,917	$538
Real estate funds	1,228	111	1,337	128
Hedge funds	320	4	589	4

Total	$3,246	$510	$3,843	$670

Fair Value of Non-Redeemable Funds by Projected Distribution

	At June 30, 2016
	Private Equity Funds	Real Estate Funds
	(dollars in millions)
Less than 5 years	$128	$94
5-10 years	911	669
Over 10 years	659	465

Total	$1,698	$1,228

Restrictions

Investments in hedge funds may be subject to initial period lock-up restrictions or gates. A hedge fund lock-up provision restricts an investor from making a withdrawal from the fund. The purpose of a gate is to restrict the level of redemptions that an investor in a particular hedge fund can demand on any redemption date.

Redemption Frequency as Percentage of Hedge Fund Fair Value

At June 30, 2016
Hedge Funds(1)
Quarterly	55%
Every Six Months	20%
Greater than Six Months	19%

___________

(1)	The redemption notice period was primarily three months or greater.

Hedge fund investments representing approximately 6% of the fair value cannot be redeemed currently because the investments include certain initial period lock-up restrictions. The remaining restriction period for these investments was primarily over three years at June 30, 2016. Hedge fund investments representing approximately 26% of the fair value cannot be redeemed as of June 30, 2016 because an exit restriction has been imposed by the hedge fund manager primarily for indefinite periods.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fair Value Option

The Firm elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.

Impact on Earnings of Transactions Under the Fair Value Option Election

In addition to the amounts in the following table, as discussed in Note 2 to the consolidated financial statements in the 2015 Form 10-K, instruments within Trading assets or Trading liabilities are measured at fair value. The amounts in this table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any.

	Trading Revenues	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
	(dollars in millions)
Three Months Ended June 30, 2016
Securities purchased under agreements to resell	$(1)	$2	$1
Deposits(1)	(1)	(1)	(2)
Short-term borrowings(1)	(9)	—	(9)
Securities sold under agreements to repurchase(1)	(3)	(3)	(6)
Long-term borrowings(1)	(1,289)	(130)	(1,419)

Six Months Ended June 30, 2016
Securities purchased under agreements to resell	$(1)	$4	$3
Deposits(1)	(3)	(1)	(4)
Short-term borrowings(1)	36	—	36
Securities sold under agreements to repurchase(1)	(12)	(5)	(17)
Long-term borrowings(1)	(2,254)	(269)	(2,523)

Three Months Ended June 30, 2015
Securities purchased under agreements to resell	$(2)	$5	$3
Short-term borrowings(2)	(2)	—	(2)
Securities sold under agreements to repurchase(2)	6	(2)	4
Long-term borrowings(2)	152	(138)	14

Six Months Ended June 30, 2015
Securities purchased under agreements to resell	$(3)	$5	$2
Short-term borrowings(2)	(42)	—	(42)
Securities sold under agreements to repurchase(2)	4	(3)	1
Long-term borrowings(2)	1,089	(270)	819

(1)

Gains (losses) are mainly attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for short-term and long-term borrowings before the impact of related hedges. In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized DVA gains of $225 million and $548 million are recorded within OCI in the consolidated statements of comprehensive income and not included in this table for the current quarter and current year period, respectively. See Notes 2 and 14 for further information.

(2)

Gains (losses) recorded in Trading revenues for the prior year quarter and prior year period are attributable to DVA and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for structured notes before the impact of related hedges.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Gains (Losses) due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

	Trading Revenues	OCI	Trading Revenues	OCI	Trading Revenues	OCI	Trading Revenues	OCI
	(dollars in millions)
Short-term and long-term borrowings(1)	$—	$226	$182	$—	$41	$545	$307	$—
Securities sold under agreements to repurchase(1)	—	(1)	—	—	—	3	—	—
Loans and other debt(2)	(14)	—	(6)	—	(114)	—	71	—
Lending commitments(3)	2	—	(1)	—	3	—	8	—

(1)

In accordance with the early adoption of a provision of the accounting update, Recognition and Measurement of Financial Assets and Financial Liabilities, for the current quarter and current year period DVA gains (losses) are recorded in OCI when unrealized and in Trading revenues when realized. In the prior year quarter and prior year period, the realized and unrealized DVA gains (losses) are recorded in Trading revenues. The cumulative impact of changes in the Firm’s DVA and the pre-tax amount recognized in AOCI is a gain of $87 million at June 30, 2016. See Notes 2 and 14 for further information.

(2)	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
(3)	Gains (losses) on lending commitments were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

Net Difference of Contractual Principal Amount Over Fair Value

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Loans and other debt(1)	$15,046	$14,095
Loans 90 or more days past due and/or on nonaccrual status(1)	12,867	11,651
Short-term and long-term borrowings(2)	311	508

____________

(1)

The majority of the difference between principal and fair value amounts for loans and other debt emanates from the distressed debt trading business, which purchases distressed debt at amounts well below par.

(2)	Short-term and long-term borrowings do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in the reference price or index.

Short-Term and Long-Term Borrowings Measured at Fair Value on a Recurring Basis

	At June 30, 2016	At December 31, 2015

Business Unit Responsible for Risk Management	(dollars in millions)
Equity	$19,696	$17,789
Interest rates	16,728	14,255
Credit and foreign exchange	1,570	2,266
Commodities	321	383

Total	$38,315	$34,693

Fair Value of Loans in Nonaccrual Status

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Aggregate fair value of loans in nonaccrual status(1)	$1,717	$1,853

____________

(1)	Includes all loans 90 or more days past due in the amount of $514 million and $885 million at June 30, 2016 and December 31, 2015, respectively.

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities were measured at fair value on a non-recurring basis and are not included in the previous tables.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

		Fair Value by Level
	Carrying Value at June 30, 2016(1)	Level 1	Level 2	Level 3	Total Gains (Losses) for the Three Months Ended June 30, 2016(2)	Total Gains (Losses) for Six Months Ended June 30, 2016(2)
	(dollars in millions)
Assets:
Loans(3)	$6,700	$ —	$4,276	$2,424	$(34)	$(131)
Other assets—Other investments(4)	82	—	—	82	(38)	(40)
Other assets—Premises, equipment and software costs(5)	—	—	—	—	(22)	(27)

Total assets	$6,782	$ —	$4,276	$2,506	$(94)	$(198)

Liabilities:
Other liabilities and accrued expenses(3)	$402	$ —	$331	$71	$13	$24

Total liabilities	$402	$ —	$331	$71	$13	$24

		Fair Value by Level
	Carrying Value at June 30, 2015(1)	Level 1	Level 2	Level 3	Total Gains (Losses) for the Three Months Ended June 30, 2015(2)	Total Gains (Losses) for the Six Months Ended June 30, 2015(2)
	(dollars in millions)
Assets:
Loans(3)	$3,244	$ —	$2,458	$786	$47	$8
Other assets—Other investments(4)	—	—	—	—	—	(2)
Other assets—Premises, equipment and software costs(5)	—	—	—	—	(2)	(22)

Total assets	$3,244	$ —	$2,458	$786	$45	$(16)

Liabilities:
Other liabilities and accrued expenses(3)	$283	$ —	$244	$39	$(45)	(48)

Total liabilities	$283	$ —	$244	$39	$(45)	(48)

(1)	Carrying values relate only to those assets that had fair value adjustments during the current quarter and prior year quarter.
(2)

Changes in the fair value of Loans and losses related to Other assets—Other investments are recorded within Other revenues in the consolidated statements of income. Losses related to Other assets—Premises, equipment and software costs are recorded within Other expenses if not held for sale and within Other revenues if held for sale. Changes in the fair value of lending commitments reported in Other liabilities and accrued expenses that are designated as held for sale are recorded within Other revenues, whereas, changes in the fair value related to held for investment lending commitments are recorded within Other expenses.

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

(4)	Losses related to Other assets—Other investments were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.
(5)	Losses related to Other assets—Premises, equipment and software costs were determined primarily using a default recovery analysis.

Included in the losses within the previous table for the current quarter and current year period, there was a loss of approximately $35 million (related to Other assets—Other investments) in connection with the sale of solar invest-

ments and impairments of the remaining unsold solar investments accounted for under the equity method. The fair value of these investments was determined based on the sales price.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Financial Instruments Not Measured at Fair Value

For a further discussion of financial instruments not measured at fair value, see Note 3 to the consolidated financial statements in the 2015 Form 10-K. The carrying values of the remaining assets and liabilities not measured at fair value in the following tables approximate fair value due to their short-term nature. The following tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers.

	At June 30, 2016		Fair Value by Level
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)
Financial Assets:
Cash and due from banks	$27,597	$27,597	$27,597	$—	$—
Interest bearing deposits with banks	28,536	28,536	28,536	—	—
Investment securities—HTM securities	12,418	12,567	3,758	8,809	—
Securities purchased under agreements to resell	97,034	97,042	—	95,140	1,902
Securities borrowed	131,281	131,282	—	131,156	126
Customer and other receivables(1)	48,910	48,815	—	44,033	4,782
Loans(2)	93,165	94,151	—	25,289	68,862
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	32,771	32,771	32,771	—	—

Financial Liabilities:
Deposits	$152,598	$152,788	$—	$152,788	$—
Short-term borrowings	369	369	—	369	—
Securities sold under agreements to repurchase	49,629	49,692	—	48,033	1,659
Securities loaned	17,241	17,262	—	17,262	—
Other secured financings	6,980	6,991	—	5,596	1,395
Customer and other payables(1)	197,978	197,978	—	197,978	—
Long-term borrowings	125,688	127,189	—	127,189	—

	At December 31, 2015		Fair Value by Level
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)
Financial Assets:
Cash and due from banks	$19,827	$19,827	$19,827	$—	$—
Interest bearing deposits with banks	34,256	34,256	34,256	—	—
Investment securities—HTM securities	5,224	5,188	998	4,190	—
Securities purchased under agreements to resell	86,851	86,837	—	86,186	651
Securities borrowed	142,416	142,414	—	142,266	148
Customer and other receivables(1)	41,676	41,576	—	36,752	4,824
Loans(2)	85,759	86,423	—	19,241	67,182
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	31,469	31,469	31,469	—	—

Financial Liabilities:
Deposits	$155,909	$156,163	$—	$156,163	$—
Short-term borrowings	525	525	—	525	—
Securities sold under agreements to repurchase	36,009	36,060	—	34,150	1,910
Securities loaned	19,358	19,382	—	19,192	190
Other secured financings	6,610	6,610	—	5,333	1,277
Customer and other payables(1)	183,895	183,895	—	183,895	—
Long-term borrowings	120,723	123,219	—	123,219	—

HTM—Held to maturity

(1)	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
(2)	Amounts include all loans measured at fair value on a non-recurring basis.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At June 30, 2016 and December 31, 2015, notional amounts of approximately $93.8 billion and $99.5 billion, respectively, of the Firm’s lending commitments were held for investment and held for sale, which are not included in the previous table. The estimated fair value of such lending commitments was a liability of $1,841 million and $2,172 million, respectively, at June 30, 2016 and December 31, 2015. Had these commitments been accounted for at fair value, $1,610 million would have been categorized in Level 2 and $231 million in Level 3 at June 30, 2016, and $1,791 million would have been categorized in Level 2 and $381 million in Level 3 at December 31, 2015.

4.	Derivative Instruments and Hedging Activities

For a discussion of the Firm’s derivative instruments and hedging activities, see Note 4 to the consolidated financial statements in the 2015 Form 10-K.

Fair Value, Notional and Offsetting of Derivative Assets and Liabilities

	Derivative Assets at June 30, 2016
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$3,325	$3,798	$—	$7,123	$34,003	$58,245	$—	$92,248
Foreign exchange contracts	88	—	—	88	2,795	59	—	2,854

Total derivatives designated as accounting hedges	3,413	3,798	—	7,211	36,798	58,304	—	95,102

Derivatives not designated as accounting hedges(1):
Interest rate contracts	287,757	168,366	328	456,451	3,940,102	6,615,199	1,636,768	12,192,069
Credit contracts	13,734	2,727	—	16,461	434,478	133,037	—	567,515
Foreign exchange contracts	75,891	386	140	76,417	1,851,368	16,653	21,279	1,889,300
Equity contracts	22,043	—	20,486	42,529	341,039	—	259,453	600,492
Commodity contracts	11,785	—	3,724	15,509	72,700	—	83,156	155,856
Other	16	—	—	16	1,135	—	—	1,135

Total derivatives not designated as accounting hedges	411,226	171,479	24,678	607,383	6,640,822	6,764,889	2,000,656	15,406,367

Total gross derivatives(2)	$414,639	$175,277	$24,678	$614,594	$6,677,620	$6,823,193	$2,000,656	$15,501,469

Amounts offset:
Counterparty netting	(321,553)	(173,222)	(21,214)	(515,989)
Cash collateral netting	(60,352)	(95)	—	(60,447)

Total derivative assets at fair value included in Trading assets	$32,734	$1,960	$3,464	$38,158

Amounts not offset(3):
Financial instruments collateral	(12,011)	—	—	(12,011)
Other cash collateral	(23)	—	—	(23)

Net exposure	$20,700	$1,960	$3,464	$26,124

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Derivative Liabilities at June 30, 2016
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$32	$—	$32
Foreign exchange contracts	$492	$23	$—	$515	$8,348	$689	$—	$9,037

Total derivatives designated as accounting hedges	492	23	—	515	8,348	721	—	9,069

Derivatives not designated as accounting hedges(1):
Interest rate contracts	265,270	172,084	412	437,766	3,654,941	6,558,339	760,822	10,974,102
Credit contracts	14,888	2,933	—	17,821	489,656	115,979	—	605,635
Foreign exchange contracts	77,614	414	82	78,110	1,837,572	15,817	10,511	1,863,900
Equity contracts	25,633	—	20,916	46,549	342,625	—	261,986	604,611
Commodity contracts	9,390	—	3,389	12,779	68,095	—	64,896	132,991
Other	102	—	—	102	4,817	—	—	4,817

Total derivatives not designated as accounting hedges	392,897	175,431	24,799	593,127	6,397,706	6,690,135	1,098,215	14,186,056

Total gross derivatives(2)	$393,389	$175,454	$24,799	$593,642	$6,406,054	$6,690,856	$1,098,215	$14,195,125

Amounts offset:
Counterparty netting	(321,553)	(173,222)	(21,214)	(515,989)
Cash collateral netting	(38,378)	(1,952)	—	(40,330)

Total derivative liabilities at fair value included in Trading liabilities	$33,458	$280	$3,585	$37,323

Amounts not offset(3):
Financial instruments collateral	(11,509)	—	(514)	(12,023)
Other cash collateral	(10)	(41)	—	(51)

Net exposure	$21,939	$239	$3,071	$25,249

	Derivative Assets at December 31, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$2,825	$1,442	$—	$4,267	$36,999	$35,362	$—	$72,361
Foreign exchange contracts	166	1	—	167	5,996	167	—	6,163

Total derivatives designated as accounting hedges	2,991	1,443	—	4,434	42,995	35,529	—	78,524

Derivatives not designated as accounting hedges(4):
Interest rate contracts	220,289	101,276	212	321,777	4,348,002	5,748,525	1,218,645	11,315,172
Credit contracts	19,310	3,609	—	22,919	585,731	139,301	—	725,032
Foreign exchange contracts	64,438	295	55	64,788	1,907,290	13,402	7,715	1,928,407
Equity contracts	20,212	—	20,077	40,289	316,770	—	229,859	546,629
Commodity contracts	13,114	—	4,038	17,152	67,449	—	82,313	149,762
Other	219	—	—	219	5,684	—	—	5,684

Total derivatives not designated as accounting hedges	337,582	105,180	24,382	467,144	7,230,926	5,901,228	1,538,532	14,670,686

Total gross derivatives(2)	$340,573	$106,623	$24,382	$471,578	$7,273,921	$5,936,757	$1,538,532	$14,749,210

Amounts offset:
Counterparty netting	(265,707)	(104,294)	(21,592)	(391,593)
Cash collateral netting	(50,335)	(1,037)	—	(51,372)

Total derivative assets at fair value included in Trading assets	$24,531	$1,292	$2,790	$28,613

Amounts not offset(3):
Financial instruments collateral	(9,190)	—	—	(9,190)
Other cash collateral	(9)	—	—	(9)

Net exposure	$15,332	$1,292	$2,790	$19,414

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Derivative Liabilities at December 31, 2015
	Fair Value				Notional
	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
	(dollars in millions)
Derivatives designated as accounting hedges:
Interest rate contracts	$20	$250	$—	$270	$3,560	$9,869	$—	$13,429
Foreign exchange contracts	56	6	—	62	4,604	455	—	5,059

Total derivatives designated as accounting hedges	76	256	—	332	8,164	10,324	—	18,488

Derivatives not designated as accounting hedges(4):
Interest rate contracts	203,004	103,852	283	307,139	4,030,039	5,682,322	1,077,710	10,790,071
Credit contracts	19,942	3,723	—	23,665	562,027	131,388	—	693,415
Foreign exchange contracts	65,034	232	22	65,288	1,868,015	13,322	2,655	1,883,992
Equity contracts	25,708	—	20,424	46,132	332,734	—	229,266	562,000
Commodity contracts	10,864	—	3,887	14,751	59,169	—	62,974	122,143
Other	43	—	—	43	4,114	—	—	4,114

Total derivatives not designated as accounting hedges	324,595	107,807	24,616	457,018	6,856,098	5,827,032	1,372,605	14,055,735

Total gross derivatives(2)	$324,671	$108,063	$24,616	$457,350	$6,864,262	$5,837,356	$1,372,605	$14,074,223

Amounts offset:
Counterparty netting	(265,707)	(104,294)	(21,592)	(391,593)
Cash collateral netting	(33,332)	(2,951)	—	(36,283)

Total derivative liabilities at fair value included in Trading liabilities	$25,632	$818	$3,024	$29,474

Amounts not offset(3):
Financial instruments collateral	(5,384)	—	(405)	(5,789)
Other cash collateral	(5)	—	—	(5)

Net exposure	$20,243	$818	$2,619	$23,680

OTC—Over-the-counter

(1)

Notional amounts include gross notionals related to open long and short futures contracts of $1,300.0 billion and $372.8 billion, respectively. The unsettled fair value on these futures contracts (excluded from this table) of $1,631 million and $153 million is included in Customer and other receivables and Customer and other payables, respectively, in the consolidated balance sheets.

(2)

Amounts include transactions which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Firm has not determined the agreements to be legally enforceable as follows: $4.8 billion of derivative assets and $6.3 billion of derivative liabilities at June 30, 2016, and $4.2 billion of derivative assets and $5.2 billion of derivative liabilities at December 31, 2015.

(3)

Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

(4)

Notional amounts include gross notionals related to open long and short futures contracts of $1,009.5 billion and $653.0 billion, respectively. The unsettled fair value on these futures contracts (excluded from this table) of $1,145 million and $437 million is included in Customer and other receivables and Customer and other payables, respectively, in the consolidated balance sheets.

For information related to offsetting of certain collateralized transactions, see Note 6.

Gains (Losses) on Fair Value Hedges

	Gains (Losses) Recognized in Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2016	2015	2016	2015
	(dollars in millions)
Derivatives	$969	$(1,899)	$3,119	$(1,141)
Borrowings	(993)	1,861	(3,282)	1,018

Total	$(24)	$(38)	$(163)	$(123)

Gains (Losses) on Derivatives Designated as Net Investment Hedges

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2016	2015	2016	2015
	(dollars in millions)
Foreign exchange contracts(1)	$(112)	$(81)	$(336)	$181

___________

(1)

Losses of $19 million and $39 million related to the forward points on the hedging instruments were excluded from hedge effectiveness testing and recognized in Interest income during the current quarter and current year period, respectively. Losses of $36 million and $80 million related to the forward points on the hedging instruments were excluded from hedge effectiveness testing and recognized in Interest income during the prior year quarter and prior year period, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Gains (Losses) on Trading Instruments

The following table summarizes gains and losses included in Trading revenues in the consolidated statements of income from trading activities. These activities include revenues related to derivative and non-derivative financial instruments. The Firm generally utilizes financial instruments across a variety of product types in connection with their market-making and related risk management strategies. Accordingly, the trading revenues presented in the following table are not representative of the manner in which the Firm manages its business activities and are prepared in a manner similar to the presentation of trading revenues for regulatory reporting purposes.

	Gains (Losses) Recognized in Trading Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2016	2015	2016	2015
	(dollars in millions)
Interest rate contracts	$320	$355	$626	$925
Foreign exchange contracts	362	170	599	515
Equity security and index contracts(1)	1,615	1,746	2,945	3,341
Commodity and other contracts(2)	20	140	(124)	816
Credit contracts	429	380	765	719

Subtotal	$2,746	$2,791	$4,811	$6,316
Debt valuation adjustments(3)	—	182	—	307

Total trading revenue	$2,746	$2,973	$4,811	$6,623

(1)	Dividend income is included within equity security and index contracts.
(2)	Other contracts represent contracts not reported as interest rate, foreign exchange, equity security and index or credit contracts.
(3)

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized DVA gains (losses) in the current quarter and current year period are recorded within OCI in the consolidated statements of comprehensive income. In the prior year quarter and prior year period, the DVA gains (losses) were recorded within Trading revenues in the consolidated statements of income. See Notes 2 and 14 for further information.

OTC Derivative Products—Trading Assets

Counterparty Credit Rating and Remaining Maturity of OTC Derivative Assets

	Fair Value at June 30, 2016(1)
	Contractual Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post- collateral(4)
Credit Rating(2)	Less than 1	1 - 3	3 - 5	Over 5
	(dollars in millions)
AAA	$137	$396	$1,312	$4,360	$(4,953)	$1,252	$1,175
AA	3,156	1,502	1,814	12,226	(12,717)	5,981	3,771
A	11,078	7,607	5,336	28,058	(38,694)	13,385	7,784
BBB	5,794	4,489	2,622	15,861	(19,993)	8,773	6,808
Non-investment grade	3,923	2,505	996	5,370	(7,514)	5,280	3,122

Total	$24,088	$16,499	$12,080	$65,875	$(83,871)	$34,671	$22,660

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Fair Value at December 31, 2015(1)
	Contractual Years to Maturity				Cross-Maturity and Cash Collateral Netting(3)	Net Exposure Post-cash Collateral	Net Exposure Post- collateral(4)
Credit Rating(2)	Less than 1	1-3	3-5	Over 5
	(dollars in millions)
AAA	$203	$453	$827	$3,665	$(4,319)	$829	$715
AA	2,689	2,000	1,876	9,223	(10,981)	4,807	2,361
A	9,748	8,191	4,774	20,918	(34,916)	8,715	5,448
BBB	3,614	4,863	1,948	11,801	(15,086)	7,140	4,934
Non-investment grade	3,982	2,333	1,157	3,567	(6,716)	4,323	3,166

Total	$20,236	$17,840	$10,582	$49,174	$(72,018)	$25,814	$16,624

(1)	Fair values shown represent the Firm’s net exposure to counterparties related to its OTC derivative products.
(2)	Obligor credit ratings are determined by the Credit Risk Management Department.
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

Credit Risk-Related Contingencies

In connection with certain OTC trading agreements, the Firm may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade of the Firm.

Net Derivative Liabilities and Collateral Posted

The following table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

At June 30, 2016
(dollars in millions)
Net derivative liabilities	$28,999
Collateral posted	24,217

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). The following table shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.

Incremental Collateral or Termination Payments upon Potential Future Ratings Downgrade

At June 30, 2016(1)
(dollars in millions)
One-notch downgrade	$1,075
Two-notch downgrade	1,233

__________________

(1)

Amounts include $1,481 million related to bilateral arrangements between the Firm and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are used by the Firm to manage the risk of counterparty downgrades.

Credit Derivatives and Other Credit Contracts

The Firm enters into credit derivatives, principally through credit default swaps, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties are banks, broker-dealers and insurance and other financial institutions.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Notional and Fair Value of Protection Sold and Protection Purchased through Credit Default Swaps

	At June 30, 2016
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$347,624	$463	$338,727	$(453)
Index and basket credit default swaps	176,009	726	143,734	(771)
Tranched index and basket credit default swaps	43,657	(793)	123,399	2,188

Total	$567,290	$396	$605,860	$964

	At December 31, 2015
	Protection Sold		Protection Purchased
	Notional	Fair Value (Asset)/Liability	Notional	Fair Value (Asset)/Liability
	(dollars in millions)
Single name credit default swaps	$420,806	$1,980	$405,361	$(2,079)
Index and basket credit default swaps	199,688	(102)	173,936	(82)
Tranched index and basket credit default swaps	69,025	(1,093)	149,631	2,122

Total	$689,519	$785	$728,928	$(39)

Credit Ratings of Reference Obligation and Maturities of Credit Protection Sold

	At June 30, 2016
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps(2):
Investment grade	$92,734	$94,348	$48,928	$11,097	$247,107	$(1,079)
Non-investment grade	42,370	38,348	18,381	1,418	100,517	1,542

Total	$135,104	$132,696	$67,309	$12,515	$347,624	$463

Index and basket credit default swaps(2):
Investment grade	$24,110	$39,948	$42,887	$4,060	$111,005	$(1,222)
Non-investment grade	51,914	28,315	13,761	14,671	108,661	1,155

Total	$76,024	$68,263	$56,648	$18,731	$219,666	$(67)

Total credit default swaps sold	$211,128	$200,959	$123,957	$31,246	$567,290	$396

Other credit contracts	43	25	—	276	344	(17)

Total credit derivatives and other credit contracts	$211,171	$200,984	$123,957	$31,522	$567,634	$379

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2015
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability(1)
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Single name credit default swaps(2):
Investment grade	$84,543	$138,467	$63,754	$12,906	$299,670	$(1,831)
Non-investment grade	38,054	56,261	24,432	2,389	121,136	3,811

Total	$122,597	$194,728	$88,186	$15,295	$420,806	$1,980

Index and basket credit default swaps(2):
Investment grade	$33,507	$59,403	$45,505	$5,327	$143,742	$(1,977)
Non-investment grade	52,590	43,899	15,480	13,002	124,971	782

Total	$86,097	$103,302	$60,985	$18,329	$268,713	$(1,195)

Total credit default swaps sold	$208,694	$298,030	$149,171	$33,624	$689,519	$785

Other credit contracts	19	107	2	332	460	(24)

Total credit derivatives and other credit contracts	$208,713	$298,137	$149,173	$33,956	$689,979	$761

(1)	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)

In order to provide an indication of the current payment status or performance risk of the CDS, a breakdown of CDS based on the Firm’s internal credit ratings by investment grade and non-investment grade is provided. Internal credit ratings serve as the Credit Risk Management Department’s assessment of credit risk, and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor. Internal ratings procedures, methodologies, and models are all independently and formally governed, and models and methodologies are reviewed by a separate model risk management oversight function.

Purchased Credit Protection with Identical Underlying Reference Obligations

For single name and non-tranched index and basket credit default swaps, the Firm has purchased protection with a notional amount of approximately $480.1 billion and $577.7 billion at June 30, 2016 and December 31, 2015, respectively, compared with a notional amount of approximately

$521.9 billion and $619.5 billion (included in the previous tables) at June 30, 2016 and December 31, 2015, respectively, of credit protection sold with identical underlying reference obligations.

For further information on credit derivatives and other credit contracts, see Note 4 to the consolidated financial statements in the 2015 Form 10-K.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

5.	Investment Securities

The following tables present information about the Firm’s AFS securities, which are carried at fair value, and HTM securities, which are carried at amortized cost. The net unrealized gains or losses on AFS securities are reported on an after-tax basis as a component of AOCI.

AFS and HTM Securities

	At June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$29,923	$213	$8	$30,128
U.S. agency securities(1)	23,221	208	22	23,407

Total U.S. government and agency securities	53,144	421	30	53,535
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	2,139	5	31	2,113
Non-agency	2,159	36	10	2,185
Auto loan asset-backed securities	2,071	7	—	2,078
Corporate bonds	4,009	66	2	4,073
Collateralized loan obligations	502	—	7	495
FFELP student loan asset-backed securities(2)	3,345	—	105	3,240

Total corporate and other debt	14,225	114	155	14,184

Total AFS debt securities	67,369	535	185	67,719

AFS equity securities	15	—	8	7

Total AFS securities	67,384	535	193	67,726
HTM securities:
U.S. government securities:
U.S. Treasury securities	3,705	53	—	3,758
U.S. agency securities(1)	8,713	96	—	8,809

Total HTM securities	12,418	149	—	12,567

Total Investment securities	$79,802	$684	$193	$80,293

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$31,555	$5	$143	$31,417
U.S. agency securities(1)	21,103	29	156	20,976

Total U.S. government and agency securities	52,658	34	299	52,393
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,906	1	60	1,847
Non-agency	2,220	3	25	2,198
Auto loan asset-backed securities	2,556	—	9	2,547
Corporate bonds	3,780	5	30	3,755
Collateralized loan obligations	502	—	7	495
FFELP student loan asset-backed securities(2)	3,632	—	115	3,517

Total corporate and other debt	14,596	9	246	14,359

Total AFS debt securities	67,254	43	545	66,752

AFS equity securities	15	—	8	7

Total AFS securities	67,269	43	553	66,759
HTM securities:
U.S. government securities:
U.S. Treasury securities	1,001	—	3	998
U.S. agency securities(1)	4,223	1	34	4,190

Total HTM securities	5,224	1	37	5,188

Total Investment securities	$72,493	$44	$590	$71,947

(1)	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
(2)	FFELP—Federal Family Education Loan Program. Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Investment Securities in an Unrealized Loss Position

	At June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$3,028	$8	$—	$—	$3,028	$8
U.S. agency securities	5,731	10	1,225	12	6,956	22

Total U.S. government and agency securities	8,759	18	1,225	12	9,984	30
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	31	—	1,181	31	1,212	31
Non-agency	216	—	625	10	841	10
Auto loan asset-backed securities	83	—	204	—	287	—
Corporate bonds	172	1	175	1	347	2
Collateralized loan obligations	—	—	494	7	494	7
FFELP student loan asset-backed securities	583	12	2,637	93	3,220	105

Total corporate and other debt	1,085	13	5,316	142	6,401	155

Total AFS debt securities	9,844	31	6,541	154	16,385	185

AFS equity securities	7	8	—	—	7	8

Total AFS securities	9,851	39	6,541	154	16,392	193

HTM securities:
U.S. government and agency securities:
U.S. agency securities	72	—	—	—	72	—

Total HTM securities	72	—	—	—	72	—

Total Investment securities	$9,923	$39	$6,541	$154	$16,464	$193

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities	$25,994	$126	$2,177	$17	$28,171	$143
U.S. agency securities	14,242	135	639	21	14,881	156

Total U.S. government and agency securities	40,236	261	2,816	38	43,052	299
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,185	44	422	16	1,607	60
Non-agency	1,479	21	305	4	1,784	25
Auto loan asset-backed securities	1,644	7	881	2	2,525	9
Corporate bonds	2,149	19	525	11	2,674	30
Collateralized loan obligations	352	5	143	2	495	7
FFELP student loan asset-backed securities	2,558	79	929	36	3,487	115

Total corporate and other debt	9,367	175	3,205	71	12,572	246

Total AFS debt securities	49,603	436	6,021	109	55,624	545

AFS equity securities	7	8	—	—	7	8

Total AFS securities	49,610	444	6,021	109	55,631	553

HTM securities:
U.S. government and agency securities:
U.S. Treasury securities	898	3	—	—	898	3
U.S. agency securities	3,677	34	—	—	3,677	34

Total HTM securities	4,575	37	—	—	4,575	37

Total Investment securities	$54,185	$481	$6,021	$109	$60,206	$590

As discussed in Note 2 to the consolidated financial statements in the 2015 Form 10-K, AFS and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Firm’s ongoing assessment of temporary versus other-than-temporarily impaired at the individual security level.

The Firm believes there are no securities in an unrealized loss position that are other-than-temporarily-impaired at June 30, 2016 and December 31, 2015 for the reasons discussed herein.

For AFS debt securities, the Firm does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of amortized cost basis. For AFS and HTM debt securities, the securities have not experienced credit losses as the net unrealized losses reported in the previous table are primarily due to higher interest rates since those securities were purchased. Additionally, the Firm does not expect to experience a credit loss based on consideration of the relevant information (as discussed in Note 2 to the consolidated financial statements in the 2015 Form 10-K), including for U.S. government and agency securities, the existence of an explicit and implicit guarantee provided by the U.S. government. The risk of credit loss on securities in an unrealized loss position is considered minimal because all of the Firm’s agency securities as well as asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”) are highly rated and because corporate bonds are all investment grade.

For AFS equity securities, the Firm has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value.

See Note 12 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan ABS, CLO and FFELP student loan ABS.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Amortized Cost, Fair Value and Annualized Average Yield of Investment Securities by Contractual Maturity Dates

	At June 30, 2016
	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
AFS debt securities:
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$2,698	$2,702	0.7%
After 1 year through 5 years	22,137	22,317	1.0%
After 5 years through 10 years	5,088	5,109	1.4%

Total	29,923	30,128

U.S. agency securities:
Due within 1 year	200	200	0.7%
After 1 year through 5 years	2,629	2,632	0.5%
After 5 years through 10 years	1,327	1,357	1.9%
After 10 years	19,065	19,218	1.6%

Total	23,221	23,407

Total U.S. government and agency securities	53,144	53,535	1.2%

Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
Due within 1 year	73	74	0.8%
After 1 year through 5 years	404	406	1.0%
After 5 years through 10 years	639	641	1.3%
After 10 years	1,023	992	1.6%

Total	2,139	2,113

Non-agency:
After 10 years	2,159	2,185	1.9%

Total	2,159	2,185

Auto loan asset-backed securities:
Due within 1 year	4	4	0.9%
After 1 year through 5 years	1,902	1,909	1.3%
After 5 years through 10 years	165	165	1.6%

Total	2,071	2,078

Corporate bonds:
Due within 1 year	638	640	1.3%
After 1 year through 5 years	2,655	2,695	1.8%
After 5 years through 10 years	716	738	2.6%

Total	4,009	4,073

Collateralized loan obligations:
After 5 years through 10 years	502	495	1.5%

Total	502	495

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At June 30, 2016
	Amortized Cost	Fair Value	Annualized Average Yield
	(dollars in millions)
FFELP student loan asset-backed securities:
After 1 year through 5 years	59	59	0.6%
After 5 years through 10 years	922	897	0.9%
After 10 years	2,364	2,284	0.9%

Total	3,345	3,240

Total corporate and other debt	14,225	14,184	1.5%

Total AFS debt securities	67,369	67,719	1.3%

AFS equity securities	15	7	— %

Total AFS securities	67,384	67,726	1.3%

HTM securities:
U.S. government securities:
U.S. Treasury securities:
Due within 1 year	200	201	0.7%
After 1 year through 5 years	1,408	1,422	1.1%
After 5 years through 10 years	1,693	1,719	1.7%
After 10 years	404	416	2.5%

Total	3,705	3,758

U.S. agency securities:
After 10 years	8,713	8,809	2.0%

Total	8,713	8,809

Total HTM securities	12,418	12,567	1.8%

Total Investment securities	$79,802	$80,293	1.4%

Gross Realized Gains and Gross Realized (Losses) on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Gross realized gains	$71	$40	$85	$69
Gross realized (losses)	(1)	(10)	(3)	(14)

Total	$70	$30	$82	$55

Gross realized gains and losses are recognized in Other revenues in the consolidated statements of income.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

6.	Collateralized Transactions

The Firm enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions. For further discussion of the Firm’s collateralized transactions, see Note 6 to the consolidated financial statements in the 2015 Form 10-K.

Offsetting of Certain Collateralized Transactions

	At June 30, 2016
	Gross Amounts(1)	Amounts Offset	Net Amounts Presented	Amounts Not Offset(2)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$162,813	$(65,224)	$97,589	$(91,746)	$5,843
Securities borrowed	138,436	(7,155)	131,281	(124,773)	6,508

Liabilities
Securities sold under agreements to repurchase	$115,552	$(65,224)	$50,328	$(42,541)	$7,787
Securities loaned	24,396	(7,155)	17,241	(16,724)	517

	At December 31, 2015
	Gross Amounts(1)	Amounts Offset	Net Amounts Presented	Amounts Not Offset(2)	Net Exposure
	(dollars in millions)
Assets
Securities purchased under agreements to resell	$135,714	$(48,057)	$87,657	$(84,752)	$2,905
Securities borrowed	147,445	(5,029)	142,416	(134,250)	8,166

Liabilities
Securities sold under agreements to repurchase	$84,749	$(48,057)	$36,692	$(31,604)	$5,088
Securities loaned	24,387	(5,029)	19,358	(18,881)	477

(1)

Amounts include transactions which are either not subject to master netting agreements or are subject to such agreements but the Firm has not determined the agreements to be legally enforceable as follows: $5.5 billion of Securities purchased under agreements to resell, $3.7 billion of Securities borrowed, $7.2 billion of Securities sold under agreements to repurchase and $0.4 billion of Securities loaned at June 30, 2016, and $2.6 billion of Securities purchased under agreements to resell, $3.0 billion of Securities borrowed and $4.9 billion of Securities sold under agreements to repurchase at December 31, 2015.

(2)

Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For information related to offsetting of derivatives, see Note 4.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Secured Financing Transactions—Maturities and Collateral Pledged

Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2016
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
	(dollars in millions)
Securities sold under agreements to repurchase(1)	$38,732	$30,586	$20,309	$25,925	$115,552
Securities loaned(1)	13,085	50	1,336	9,925	24,396

Gross amount of secured financing included in the offsetting disclosure	$51,817	$30,636	$21,645	$35,850	$139,948
Obligation to return securities received as collateral	18,738	—	—	—	18,738

Total	$70,555	$30,636	$21,645	$35,850	$158,686

	At December 31, 2015
	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
	(dollars in millions)
Securities sold under agreements to repurchase(1)	$20,410	$25,245	$13,221	$25,873	$84,749
Securities loaned(1)	12,247	478	2,156	9,506	24,387

Gross amount of secured financing included in the offsetting disclosure	$32,657	$25,723	$15,377	$35,379	$109,136
Obligation to return securities received as collateral	19,316	—	—	—	19,316

Total	$51,973	$25,723	$15,377	$35,379	$128,452

(1)	Amounts are presented on a gross basis, prior to netting in the consolidated balance sheets.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Gross Secured Financing Balances by Class of Collateral Pledged

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Securities sold under agreements to repurchase(1)
U.S. government and agency securities	$39,920	$36,609
State and municipal securities	2,104	173
Other sovereign government obligations	42,329	24,820
Asset-backed securities	745	441
Corporate and other debt	8,638	4,020
Corporate equities	21,515	18,473
Other	301	213

Total securities sold under agreements to repurchase	$115,552	$84,749

Securities loaned(1)
U.S. government and agency securities	$182	$—
Other sovereign government obligations	7,454	7,336
Corporate and other debt	123	71
Corporate equities	16,602	16,972
Other	35	8

Total securities loaned	$24,396	$24,387

Gross amount of secured financing included in the offsetting disclosure	$139,948	$109,136

Obligation to return securities received as collateral
Corporate and other debt	—	3
Corporate equities	18,737	19,313
Other	1	—

Total obligation to return securities received as collateral	$18,738	$19,316

Total	$158,686	$128,452

(1)	Amounts are presented on a gross basis, prior to netting in the consolidated balance sheets.

Trading Assets Pledged

The Firm pledges its trading assets to collateralize repurchase agreements and other secured financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the consolidated balance sheets. At June 30, 2016 and December 31, 2015, the carrying value of Trading assets that have been loaned or pledged to counterparties, where those counterparties do not have the right to sell or repledge the collateral, were $41.1 billion and $35.0 billion, respectively.

Collateral Received

The Firm receives collateral in the form of securities in connection with reverse repurchase agreements, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Firm is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Firm additionally receives securities as collateral in connection with certain securities-for-securities transactions in which it is the lender. In instances where the Firm is permitted to sell or repledge these securities, it reports the fair value of the collateral received and the related obligation to return the collateral included in Trading assets and Trading liabilities, respectively, in its consolidated balance sheets. At June 30, 2016 and December 31, 2015, the total fair value of financial instruments received as collateral where the Firm is permitted to sell or repledge the securities was $528.0 billion and $522.6 billion, respectively, and the fair value of the portion that had been sold or repledged was $407.0 billion and $398.1 billion, respectively.

Other

The Firm also engages in margin lending to clients that allows the client to borrow against the value of qualifying securities and is included within Customer and other receivables in the consolidated balance sheets. Under these agreements and transactions, the Firm receives collateral,

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Firm. The Firm monitors required margin levels and established credit terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. At June 30, 2016 and December 31, 2015, the amounts related to margin lending were approximately $23.2 billion and $25.3 billion, respectively.

For a further discussion of the Firm’s margin lending activities, see Note 6 to the consolidated financial statements in the 2015 Form 10-K.

The Firm has additional secured liabilities. For further discussion of other secured financings, see Note 10.

Cash and Securities Deposited with Clearing Organizations or Segregated

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Securities(1)	$23,710	$14,390
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	32,771	31,469

Total	$56,481	$45,859

(1)

Securities deposited with clearing organizations or segregated under federal and other regulations or requirements are sourced from Securities purchased under agreements to resell and Trading assets in the consolidated balance sheets.

7.	Loans and Allowance for Credit Losses

Loans

The Firm’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at the lower of cost or fair value in the consolidated balance sheets. For a further description of these loans, refer to Note 7 to the consolidated financial statements in the 2015 Form 10-K. See Note 3 for further information regarding Loans and lending commitments held at fair value.

Loans Held for Investment and Held for Sale

	At June 30, 2016			At December 31, 2015
Loans by Product Type	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)	Loans Held for Investment	Loans Held for Sale	Total Loans(1)(2)
	(dollars in millions)
Corporate loans	$24,186	$14,448	$38,634	$23,554	$11,924	$35,478
Consumer loans	23,337	—	23,337	21,528	—	21,528
Residential real estate loans	22,668	84	22,752	20,863	104	20,967
Wholesale real estate loans	7,415	1,350	8,765	6,839	1,172	8,011

Total loans, gross of allowance for loan losses	77,606	15,882	93,488	72,784	13,200	85,984
Allowance for loan losses	(323)	—	(323)	(225)	—	(225)

Total loans, net of allowance for loan losses	$77,283	$15,882	$93,165	$72,559	$13,200	$85,759

(1)	Amounts include loans that are made to non-U.S. borrowers of $8,104 million and $9,789 million at June 30, 2016 and December 31, 2015, respectively.
(2)

Loans at fixed interest rates and floating or adjustable interest rates were $10,102 million and $83,063 million, respectively, at June 30, 2016 and $8,471 million and $77,288 million, respectively, at December 31, 2015.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Credit Quality

For a further discussion about the Firm’s evaluation of credit transactions and monitoring and credit quality indicators, see Note 7 to the consolidated financial statements in the 2015 Form 10-K.

Credit Quality Indicators for Loans Held for Investment, Gross of Allowance for Loan Losses, by Product Type

	At June 30, 2016
	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$22,183	$23,337	$22,627	$7,191	$75,338
Special mention	539	—	—	224	763
Substandard	1,308	—	41	—	1,349
Doubtful	156	—	—	—	156
Loss	—	—	—	—	—

Total loans	$24,186	$23,337	$22,668	$7,415	$77,606

	At December 31, 2015
	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Pass	$22,040	$21,528	$20,828	$6,839	$71,235
Special mention	300	—	—	—	300
Substandard	1,202	—	35	—	1,237
Doubtful	12	—	—	—	12
Loss	—	—	—	—	—

Total loans	$23,554	$21,528	$20,863	$6,839	$72,784

Allowance for Credit Losses and Impaired Loans

For factors considered by the Firm in determining the allowance for loan losses and impairments, see Notes 2 and 7 to the consolidated financial statements in the 2015 Form 10-K.

Loans by Product Type

	At June 30, 2016			At December 31, 2015
	Corporate	Residential Real Estate	Total	Corporate	Residential Real Estate	Total
	(dollars in millions)
Impaired loans with allowance	$244	$—	$244	$39	$—	$39
Impaired loans without allowance(1)	338	30	368	89	17	106
Impaired loans unpaid principal balance(2)	593	32	625	130	19	149
Past due 90 days loans and on nonaccrual	1	20	21	1	21	22

(1)

At June 30, 2016 and December 31, 2015, no allowance was outstanding for these loans as the present value of the expected future cash flows (or, alternatively, the observable market price of the loan or the fair value of the collateral held) equaled or exceeded the carrying value.

(2)

The impaired loans unpaid principal balance differs from the aggregate amount of impaired loan balances with and without allowance due to various factors, including charge-offs and net deferred loan fees or costs.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Loans by Region

	At June 30, 2016				At December 31, 2015
	Americas	EMEA	Asia- Pacific	Total	Americas	EMEA	Asia- Pacific	Total
	(dollars in millions)
Impaired loans	$589	$23	$—	$612	$108	$12	$25	$145
Past due 90 days loans and on nonaccrual	21	—	—	21	22	—	—	22
Allowance for loan losses	277	43	3	323	183	34	8	225

EMEA—Europe, Middle East and Africa

Allowance for Credit Losses on Lending Activities

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for Loan Losses
Balance at December 31, 2015	$166	$5	$17	$37	$225
Gross charge-offs	—	—	—	—	—
Gross recoveries	—	—	—	—	—

Net recoveries/(charge-offs)	—	—	—	—	—

Provision for (release of) loan losses(1)	116	(1)	1	12	128
Other(2)	(30)	—	—	—	(30)

Balance at June 30, 2016	$252	$4	$18	$49	$323

Allowance for Loan Losses by Impairment Methodology
Inherent	$147	$4	$18	$49	$218
Specific	105	—	—	—	105

Total allowance for loan losses at June 30, 2016	$252	$4	$18	$49	$323

Loans Evaluated by Impairment Methodology(3)
Inherent	$23,604	$23,337	$22,638	$7,415	$76,994
Specific	582	—	30	—	612

Total loans evaluated at June 30, 2016	$24,186	$23,337	$22,668	$7,415	$77,606

Allowance for Lending Commitments
Balance at December 31, 2015	$180	$1	$—	$4	$185
Provision for lending commitments(4)	1	—	—	2	3
Other	—	(1)	—	—	(1)

Balance at June 30, 2016	$181	$—	$—	$6	$187

Allowance for Lending Commitments by Impairment Methodology
Inherent	$173	$—	$—	$6	$179
Specific	8	—	—	—	8

Total allowance for lending commitments at June 30, 2016	$181	$—	$—	$6	$187

Lending Commitments Evaluated by Impairment Methodology(3)
Inherent	$63,120	$5,264	$327	$496	$69,207
Specific	64	—	—	—	64

Total lending commitments evaluated at June 30, 2016	$63,184	$5,264	$327	$496	$69,271

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
	(dollars in millions)
Allowance for Loan Losses
Balance at December 31, 2014	$118	$2	$8	$21	$149
Gross charge-offs	—	—	(1)	—	(1)
Gross recoveries	1	—	—	—	1

Net recoveries/(charge-offs)	1	—	(1)	—	—

Provision for loan losses(1)	26	—	2	2	30
Other(2)	(10)	—	—	—	(10)

Balance at June 30, 2015	$135	$2	$9	$23	$169

Allowance for Loan Losses by Impairment Methodology
Inherent	$130	$2	$9	$23	$164
Specific	5	—	—	—	5

Total allowance for loan losses at June 30, 2015	$135	$2	$9	$23	$169

Loans Evaluated by Impairment Methodology(3)
Inherent	$22,479	$19,464	$18,214	$6,388	$66,545
Specific	21	—	27	—	48

Total loans evaluated at June 30, 2015	$22,500	$19,464	$18,241	$6,388	$66,593

Allowance for Lending Commitments
Balance at December 31, 2014	$147	$—	$—	$2	$149
Provision for lending commitments(4)	6	—	—	2	8

Balance at June 30, 2015	$153	$—	$—	$4	$157

Allowance for Lending Commitments by Impairment Methodology
Inherent	$153	$—	$—	$4	$157
Specific	—	—	—	—	—

Total allowance for lending commitments at June 30, 2015	$153	$—	$—	$4	$157

Lending Commitments Evaluated by Impairment Methodology(3)
Inherent	$65,183	$4,235	$289	$623	$70,330
Specific	—	—	—	—	—

Total lending commitments evaluated at June 30, 2015	$65,183	$4,235	$289	$623	$70,330

(1)	The Firm recorded provisions of $16 million and $4 million for loan losses for the current quarter and prior year quarter, respectively.
(2)	Amount includes the impact related to the transfer to loans held for sale and foreign currency translation adjustments.
(3)	Loan balances are gross of the allowance for loan losses, and lending commitments are gross of the allowance for lending commitments.
(4)	The Firm recorded a release of $13 million and $29 million for commitments for the current quarter and prior year quarter, respectively.

Troubled Debt Restructurings

At June 30, 2016 and December 31, 2015, the impaired loans and lending commitments within held for investment include TDRs of $137.2 million and $44.0 million related to loans and $18.7 million and $34.8 million related to lending commitments, respectively, within corporate loans. At June 30, 2016 and December 31, 2015, the Firm recorded an allowance of $12.1 million and $5.1 million, respectively, against these TDRs. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants, and payment extensions.

Employee Loans

Employee loans are granted primarily in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

consolidated balance sheets. These loans are full recourse, generally require periodic payments and have repayment terms ranging from 1 to 12 years. The Firm establishes an allowance for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At June 30, 2016, the Firm had $4,877 million of employee loans, net of an allowance of approximately $100 million. At December 31, 2015, the Firm had $4,923 million of employee loans, net of an allowance of approximately $108 million.

8.	Equity Method Investments

Overview

The Firm has investments accounted for under the equity method of accounting (see Note 1 to the consolidated financial statements in the 2015 Form 10-K) of $3,235 million and $3,144 million at June 30, 2016 and December 31, 2015, respectively, included in Other assets—Other investments in the consolidated balance sheets. Income (loss) from equity method investments was $(14) million and $45 million for the current quarter and prior year quarter, respectively and $1 million and $83 million for the current year period and prior year period, respectively, and is included in Other revenues in the consolidated statements of income. In addition, a loss of $35 million was recognized in the current quarter in connection with the sale of solar investments and impairments of the remaining unsold solar investments accounted for under the equity method.

Japanese Securities Joint Venture

Included in the equity method investments is the Firm’s 40% voting interest (“40% interest”) in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest. The Firm accounts for its equity method investment in MUMSS within the Institutional Securities business segment. During the current quarter and prior year quarter, the Firm recorded income from its 40% interest in MUMSS of $23 million and $71 million, respectively, and income of $57 million and $140 million in the current year period and prior year period, respectively, within Other revenues in the consolidated statements of income.

In June 2015, MUMSS paid a dividend of approximately $291 million, of which the Firm received approximately $116 million for its proportionate share of MUMSS.

9.	Deposits

Deposits

	At June 30, 2016(1)		At December 31, 2015(1)
		(dollars in millions)
Savings and demand deposits	$	151,014	$	153,346
Time deposits(2)		1,679		2,688

Total(3)	$	152,693	$	156,034

____

(1)

Total deposits subject to the FDIC insurance at June 30, 2016 and December 31, 2015 were $110 billion and $113 billion, respectively. Of the total time deposits subject to the FDIC insurance at June 30, 2016 and December 31, 2015, $20 million and $14 million, respectively, met or exceeded the FDIC insurance limit.

(2)	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3).
(3)	Deposits were primarily held in the U.S.

Interest bearing deposits at June 30, 2016 included $151,008 million of savings deposits payable upon demand and $1,043 million of time deposits maturing in 2016, $578 million of time deposits maturing in 2017 and $11 million of time deposits maturing in 2018.

10.	Long-Term Borrowings and Other Secured Financings

Long-Term Borrowings

Components of Long-term Borrowings

	At June 30, 2016		At December 31, 2015
		(dollars in millions)
Senior debt	$	149,519	$	140,494
Subordinated debt		11,120		10,404
Junior subordinated debentures		2,853		2,870

Total	$	163,492	$	153,768

During the current year period and prior year period, the Firm issued notes with a principal amount of approximately $20.6 billion and $22.9 billion, respectively, and approximately $15.9 billion and $13.0 billion, respectively, in aggregate long-term borrowings matured or were retired.

The weighted average maturity of long-term borrowings, based upon stated maturity dates, was approximately 6.3 years and 6.1 years at June 30, 2016 and December 31, 2015, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Other Secured Financings

Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Firm is deemed to be the primary beneficiary, pledged commodities, certain equity-linked notes and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets. See Note 12 for further information on Other secured financings related to VIEs and securitization activities.

Components of Other Secured Financings

	At June 30, 2016		At December 31, 2015
		(dollars in millions)
Secured financings with original maturities greater than one year	$	8,159	$	7,629
Secured financings with original maturities one year or less		1,444		1,435
Failed sales(1)		298		400

Total	$	9,901	$	9,464

_________

(1)	For more information on failed sales, see Note 12.

11.	Commitments, Guarantees and Contingencies

Commitments

The Firm’s commitments are summarized in the following table by years to maturity. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Commitments

	Years to Maturity at June 30, 2016
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$125	$—	$1	$42	$168
Investment activities	598	93	16	290	997
Corporate lending commitments(1)	15,625	24,405	47,248	1,501	88,779
Consumer lending commitments	5,255	5	—	4	5,264
Residential real estate lending commitments	52	43	87	236	418
Wholesale real estate lending commitments	127	266	137	69	599
Forward-starting reverse repurchase agreements and securities borrowing agreements(2)	69,990	—	—	—	69,990
Underwriting commitments	25	—	—	—	25

Total	$91,797	$24,812	$47,489	$2,142	$166,240

(1)	Due to the nature of the Firm’s obligations under the commitments, these amounts include certain commitments participated to third parties of $3.9 billion.
(2)

The Firm enters into forward-starting reverse repurchase and securities borrowing agreements that primarily settle within three business days of the trade date, and of the total amount at June 30, 2016, $59.7 billion settled within three business days.

For a further description of these commitments, refer to Note 12 to the consolidated financial statements in the 2015 Form 10-K.

The Firm sponsors several non-consolidated investment funds for third-party investors where it typically acts as general partner of, and investment advisor to, these funds and typically commits to invest a minority of the capital of such funds, with subscribing third-party investors contributing the majority. The Firm’s employees, including its senior officers as well as the Firm’s Board of Directors, may participate on the same terms and conditions as other investors in certain of these funds that the Firm forms primarily for client investment, except that the Firm may waive or lower applicable fees and charges for its employees. The Firm has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investment funds.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Guarantees

Obligations Under Guarantee Arrangements at June 30, 2016

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Credit derivative contracts(1)	$211,128	$200,959	$123,957	$31,246	$567,290	$396	$—
Other credit contracts	43	25	—	276	344	(17)	—
Non-credit derivative contracts(1)	1,087,106	638,791	290,370	540,112	2,556,379	81,420	—
Standby letters of credit and other financial guarantees issued(2)	803	1,091	1,250	5,888	9,032	(123)	6,831
Market value guarantees	63	250	96	15	424	2	6
Liquidity facilities	3,001	—	—	—	3,001	(5)	5,406
Whole loan sales guarantees	—	—	2	23,396	23,398	9	—
Securitization representations and warranties	—	—	—	62,180	62,180	103	—
General partner guarantees	35	39	53	308	435	85	—

(1)	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 4.
(2)	These amounts include certain issued standby letters of credit participated to third parties totaling $0.7 billion due to the nature of the Firm’s obligations under these arrangements.

The Firm has obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require the Firm to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, security or commodity price, an index, or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the Firm to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, as well as indirect guarantees of the indebtedness of others.

For more information on the nature of the obligation and related business activity for market value guarantees, liquidity facilities, whole loan sale guarantees and general partner guarantees related to certain investment management funds, as well as the other products in the previous table, please see Note 12 to the consolidated financial statements in the 2015 Form 10-K.

Other Guarantees and Indemnities

In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to trust preferred securities, indemnities and exchange/

clearinghouse member guarantees are described in Note 12 to the consolidated financial statements in the 2015 Form 10-K.

In addition, in the ordinary course of business, the Firm guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the Firm’s subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the consolidated financial statements.

Trust Preferred Securities

The Firm has established Morgan Stanley Capital Trusts for the limited purpose of issuing trust preferred securities to third parties and lending such proceeds to the Firm in exchange for junior subordinated debentures. The Morgan Stanley Capital Trusts are SPEs, and only the Parent provides a guarantee for the trust preferred securities. The Firm has directly guaranteed the repayment of the trust preferred securities to the holders in accordance with the terms thereof. See Note 11 to the consolidated financial statements in the 2015 Form 10-K for details on the Firm’s junior subordinated debentures. Additionally, see Note 20 for further information about subsequent events.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Finance Subsidiary

The Parent Company fully and unconditionally guarantees the securities issued by Morgan Stanley Finance LLC, a 100%-owned finance subsidiary.

Contingencies

Legal.    In the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, residential mortgage and credit crisis related matters. Over the last several years, the level of litigation and investigatory activity (both formal and informal) by governmental and self-regulatory agencies has increased materially in the financial services industry. As a result, the Firm expects that it may become the subject of increased claims for damages and other relief and, while the Firm has identified below any individual proceedings where the Firm believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or are not yet determined to be probable or possible and reasonably estimable losses.

The Firm contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Firm can reasonably estimate the amount of that loss, the Firm accrues the estimated loss by a charge to income. The Firm’s future legal expenses may fluctuate from period to period, given the current environment regarding government investigations and private litigation affecting global financial services firms, including the Firm.

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

For certain legal proceedings and investigations, the Firm cannot reasonably estimate such losses, particularly for proceedings and investigations where the factual record is being developed or contested or where plaintiffs or governmental entities seek substantial or indeterminate damages, restitution, disgorgement or penalties. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages or other relief, and by addressing novel or unsettled legal questions relevant to the proceedings or investigations in question, before a loss or additional loss or range of loss or additional range of loss can be reasonably estimated for a proceeding or investigation.

For certain other legal proceedings and investigations, the Firm can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the Firm’s consolidated financial statements as a whole, other than the matters referred to in the following paragraphs.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Firm, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Firm misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Firm knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Firm’s motion to dismiss the complaint. Based on currently available information, the Firm believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On January 25, 2011, the Firm was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a litigation pending in the United States District Court for the Southern District of New York (“SDNY”). The suit, brought by the trustee of a series of commercial mortgage pass-through certificates, alleges that the Firm breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Firm. The complaint seeks, among other things, to have the Firm repurchase the loan and pay additional monetary damages. On June 16, 2014, the court granted the Firm’s supplemental motion for summary judgment, which was appealed by plaintiff. On April 27, 2016, the United States Court of Appeals for the Second

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Circuit vacated the judgment of the SDNY and remanded the case to the SDNY for further proceedings consistent with its opinion. Based on currently available information, the Firm believes it could incur a loss in this action of up to approximately $81 million, plus pre-judgment interest, fees and costs.

On August 7, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL against the Firm. The matter is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreement underlying the transaction, specific performance and unspecified damages and interest. On August 8, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $149 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On August 8, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Firm styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. On August 16, 2013, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $527 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On September 28, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-13ARX against the Firm styled Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The plaintiff filed an amended complaint on January 17, 2013, which asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $609 million, breached various representations and warranties. The amended complaint seeks, among other relief, declaratory judgment relief, specific performance and unspecified damages and interest. By order dated September 30, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the amended complaint. On July 13, 2015, the plaintiff perfected its appeal from the court’s September 30, 2014 decision. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $170 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On January 10, 2013, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-10SL and Mortgage Pass-Through Certificates, Series 2006-10SL against the Firm styled Morgan Stanley Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $300 million, breached various representations and warranties. The complaint seeks, among other relief, an order requiring the Firm to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest. On August 8, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $197 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. The Firm perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, the Firm believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Firm, or upon sale, plus pre- and post-judgment interest, fees and costs. The Firm may be entitled to be indemnified for some of these losses.

On July 8, 2013, U.S. Bank National Association, in its capacity as trustee, filed a complaint against the Firm styled U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. and Greenpoint Mortgage Funding, Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest. On August 22, 2013, the Firm filed a motion to dismiss the complaint, which was granted in part and denied in part on November 24, 2014. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $240 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On December 30, 2013, Wilmington Trust Company, in its capacity as trustee, filed a complaint against the Firm. The matter is styled Wilmington Trust Company v. Morgan

Stanley Mortgage Capital Holdings LLC et al. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $516 million, breached various representations and warranties. The complaint seeks, among other relief, unspecified damages, attorneys’ fees, costs and interest. On February 28, 2014, the defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on June 14, 2016. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $152 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus attorney’s fees, costs and interest, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On April 28, 2014, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1, filed a complaint against the Firm styled Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC, pending in the SDNY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $735 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified compensatory and/or rescissory damages, interest and costs. On April 3, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $292 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On October 20, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and a monoline insurer that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

12.	Variable Interest Entities and Securitization Activities

Overview

The Firm is involved with various special purpose entities (“SPE”) in the normal course of business. In most cases, these entities are deemed to be VIEs. The Firm’s transactions with VIEs primarily include securitizations, municipal tender option bond trusts, credit protection purchased through credit-linked notes, other structured financings, collateralized loan and debt obligations, equity-linked notes, partnership investments and certain investment management funds. The Firm’s continuing involvement in VIEs that it does not consolidate can include ownership of retained interests in Firm-sponsored transactions, interests purchased in the secondary market (both for Firm-sponsored transactions and transactions sponsored by third parties), and derivatives with securitization SPEs (primarily interest rate derivatives in commercial mortgage and residential mortgage securitizations and credit derivatives in which the Firm has purchased protection in synthetic CDOs).

For a further discussion on the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 13 to the consolidated financial statements in the 2015 Form 10-K.

As a result of adopting the accounting update, Amendments to the Consolidation Analysis, on January 1, 2016, certain consolidated entities are now considered VIEs and are included in the balances at June 30, 2016. See Note 2 for further information.

Consolidated VIEs

Assets and Liabilities by Type of Activity

	At June 30, 2016		At December 31, 2015
	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
	(dollars in millions)
Credit-linked notes	$901	$—	$900	$—
Other structured financings	924	240	787	13
Asset-backed securitizations(1)	319	191	668	423
Other(2)	931	29	245	—

Total	$3,075	$460	$2,600	$436

(1)

The value of assets is determined based on the fair value of the liabilities of and the interests owned by the Firm in such VIEs, because the fair values for the liabilities and interests owned are more observable.

(2)	Other primarily includes certain operating entities, investment funds and structured transactions.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Assets and Liabilities by Balance Sheet Caption

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Assets
Cash and due from banks	$62	$14
Trading assets, at fair value	1,973	1,842
Customer and other receivables	3	3
Goodwill	18	—
Intangible assets	141	—
Other assets	878	741

Total assets	$3,075	$2,600

Liabilities
Other secured financings, at fair value	$430	$431
Other liabilities and accrued expenses	30	5

Total liabilities	$460	$436

Consolidated VIE assets and liabilities are presented in the previous tables after intercompany eliminations. The assets owned by many consolidated VIEs cannot be removed unilaterally by the Firm and are not generally available to the Firm. The related liabilities issued by many consolidated VIEs are non-recourse to the Firm. In certain other consolidated VIEs, the Firm either has the unilateral right to remove assets or provide additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

As part of the Institutional Securities business segment’s securitization and related activities, the Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 11).

In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders. At June 30, 2016 and December 31, 2015, noncontrolling interests in the consolidated financial statements related to consolidated VIEs were $257 million and $37 million, respectively. The Firm also had additional maximum exposure to losses of approximately $76 million and $72 million at June 30, 2016 and December 31, 2015, respectively, primarily related to certain derivatives, commitments, guarantees and other forms of involvement.

Non-consolidated VIEs

The following tables include all VIEs in which the Firm has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria. Most of the VIEs included in the following tables are sponsored by unrelated parties; the Firm’s involvement generally is the result of its secondary market-making activities, securities held in its Investment securities portfolio (see Note 5), and certain investments in funds.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Non-Consolidated VIE Assets and Liabilities, Maximum and Carrying Value of Exposure to Loss

	At June 30, 2016
	Mortgage- and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Firm does not consolidate (unpaid principal balance)	$115,088	$6,825	$4,999	$4,081	$39,281
Maximum exposure to loss:
Debt and equity interests	$12,670	$955	$31	$1,712	$4,706
Derivative and other contracts	—	—	3,001	—	73
Commitments, guarantees and other	612	350	—	363	300

Total maximum exposure to loss	$13,282	$1,305	$3,032	$2,075	$5,079

Carrying value of exposure to loss—Assets:
Debt and equity interests	$12,670	$955	$3	$1,324	$4,706
Derivative and other contracts	—	—	5	—	27

Total carrying value of exposure to loss—Assets	$12,670	$955	$8	$1,324	$4,733

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$31
Commitments, guarantees and other	—	—	—	2	10

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$2	$41

	At December 31, 2015
	Mortgage- and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
	(dollars in millions)
VIE assets that the Firm does not consolidate (unpaid principal balance)	$126,872	$8,805	$4,654	$2,201	$20,775
Maximum exposure to loss:
Debt and equity interests	$13,361	$1,259	$1	$1,129	$3,854
Derivative and other contracts	—	—	2,834	—	67
Commitments, guarantees and other	494	231	—	361	222

Total maximum exposure to loss	$13,855	$1,490	$2,835	$1,490	$4,143

Carrying value of exposure to loss—Assets:
Debt and equity interests	$13,361	$1,259	$1	$685	$3,854
Derivative and other contracts	—	—	5	—	13

Total carrying value of exposure to loss—Assets	$13,361	$1,259	$6	$685	$3,867

Carrying value of exposure to loss—Liabilities:
Derivative and other contracts	$—	$—	$—	$—	$15
Commitments, guarantees and other	—	—	—	3	—

Total carrying value of exposure to loss—Liabilities	$—	$—	$—	$3	$15

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Non-Consolidated VIE Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2016		At December 31, 2015
	Unpaid Principal Balance	Debt and Equity Interests	Unpaid Principal Balance	Debt and Equity Interests

	(dollars in millions)
Residential mortgages	$3,708	$410	$13,787	$1,012
Commercial mortgages	55,158	2,576	57,313	2,871
U.S. agency collateralized mortgage obligations	20,853	3,766	13,236	2,763
Other consumer or commercial loans	35,369	5,918	42,536	6,715

Total mortgage- and asset-backed securitization assets	$115,088	$12,670	$126,872	$13,361

The Firm’s maximum exposure to loss often differs from the carrying value of the variable interests held by the Firm. The maximum exposure to loss is dependent on the nature of the Firm’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the Firm has made in the VIEs. Liabilities issued by VIEs generally are non-recourse to the Firm. Where notional amounts are utilized in quantifying maximum exposure related to derivatives, such amounts do not reflect fair value write-downs already recorded by the Firm.

The Firm’s maximum exposure to loss does not include the offsetting benefit of any financial instruments that the Firm may utilize to hedge these risks associated with its variable interests. In addition, the Firm’s maximum exposure to loss is not reduced by the amount of collateral held as part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Firm owned additional VIE assets mainly issued by securi-

tization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional assets totaled $12.7 billion and $12.9 billion at June 30, 2016 and December 31, 2015, respectively. These assets were either retained in connection with transfers of assets by the Firm, acquired in connection with secondary market-making activities or held as AFS securities in its Investment securities portfolio (see Note 5) or held as investments in funds. At June 30, 2016 and December 31, 2015, these assets consisted of securities backed by residential mortgage loans, commercial mortgage loans or other consumer loans, such as credit card receivables, automobile loans and student loans, CDOs or CLOs, and investment funds. The Firm’s primary risk exposure is to the securities issued by the SPE owned by the Firm, with the risk highest on the most subordinate class of beneficial interests. These assets generally are included in Trading assets—Corporate and other debt, Trading assets—Investments or AFS securities within its Investment securities portfolio and are measured at fair value (see Note 3). The Firm does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Firm’s maximum exposure to loss generally equals the fair value of the assets owned.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Transfers of Assets with Continuing Involvement

Transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment are shown herein.

	At June 30, 2016
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)

	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$21,239	$51,025	$11,116	$11,668
Retained interests (fair value):
Investment grade	$—	$43	$755	$—
Non-investment grade	54	64	—	974

Total retained interests (fair value)	$54	$107	$755	$974

Interests purchased in the secondary market (fair value):
Investment grade	$—	$32	$142	$—
Non-investment grade	53	47	—	—

Total interests purchased in the secondary market (fair value)	$53	$79	$142	$—

Derivative assets (fair value)	$—	$291	$—	$206
Derivative liabilities (fair value)	—	—	—	449

	At December 31, 2015
	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other(1)

	(dollars in millions)
SPE assets (unpaid principal balance)(2)	$22,440	$72,760	$17,978	$12,235
Retained interests (fair value):
Investment grade	$—	$238	$649	$—
Non-investment grade	160	63	—	1,136

Total retained interests (fair value)	$160	$301	$649	$1,136

Interests purchased in the secondary market (fair value):
Investment grade	$—	$88	$99	$—
Non-investment grade	60	63	—	10

Total interests purchased in the secondary market (fair value)	$60	$151	$99	$10

Derivative assets (fair value)	$—	$343	$—	$151
Derivative liabilities (fair value)	—	—	—	449

(1)	Amounts include CLO transactions managed by unrelated third parties.
(2)	Amounts include assets transferred by unrelated transferors.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	At June 30, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$798	$—	$798
Non-investment grade	—	15	1,077	1,092

Total retained interests (fair value)	$—	$813	$1,077	$1,890

Interests purchased in the secondary market (fair value):
Investment grade	$—	$174	$—	$174
Non-investment grade	—	85	15	100

Total interests purchased in the secondary market (fair value)	$—	$259	$15	$274

Derivative assets (fair value)	$—	$482	$15	$497
Derivative liabilities (fair value)	—	102	347	449

	At December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in millions)
Retained interests (fair value):
Investment grade	$—	$886	$1	$887
Non-investment grade	—	17	1,342	1,359

Total retained interests (fair value)	$—	$903	$1,343	$2,246

Interests purchased in the secondary market (fair value):
Investment grade	$—	$187	$—	$187
Non-investment grade	—	112	21	133

Total interests purchased in the secondary market (fair value)	$—	$299	$21	$320

Derivative assets (fair value)	$—	$466	$28	$494
Derivative liabilities (fair value)	—	110	339	449

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the consolidated statements of income. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles. Investment banking underwriting net revenues are recognized in connection with these transactions. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the consolidated balance sheets at fair value. Any changes in the fair value of such retained interests are recognized in the consolidated statements of income.

Proceeds from New Securitization Transactions and Retained Interests in Securitization Transactions

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)

Proceeds received from new securitization transactions	$4,163	$6,273	$6,876	$11,164
Proceeds from retained interests in securitization transactions	502	658	1,133	1,606

Net gains on sale of assets in securitization transactions at the time of the sale were not material in the current quarter, current year period, prior year quarter and prior year period. The Firm has provided, or otherwise agreed to be responsible for representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 11).

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Proceeds from Sales to CLO Entities Sponsored by Non-Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)

Proceeds from sale of corporate loans sold to those SPEs	$—	$621	$31	$966

Net gains on sale of corporate loans to CLO transactions at the time of sale were not material in the current quarter, current year period, prior year quarter and prior year period.

The Firm also enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities, through which it retains the exposure to the securities as shown in the following table.

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Carrying value of assets derecognized at the time of sale and gross cash proceeds	$9,524	$7,878
Fair value of assets sold	9,692	7,935
Fair value of derivative assets recognized in the consolidated balance sheets	218	97
Fair value of derivative liabilities recognized in the consolidated balance sheets	50	40

Failed Sales

For transfers that fail to meet the accounting criteria for a sale, the Firm continues to recognize the assets in Trading assets at fair value, and the Firm recognizes the associated liabilities in Other secured financings at fair value in the consolidated balance sheets (see Note 10).

The assets transferred to unconsolidated VIEs in transactions accounted for as failed sales cannot be removed unilaterally by the Firm and are not generally available to the Firm. The related liabilities are also non-recourse to the

Firm. In certain other failed sale transactions, the Firm has the right to remove assets or provide additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

Carrying Value of Assets and Liabilities Related to Failed Sales

	At June 30, 2016		At December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(dollars in millions)
Failed sales	$298	$298	$400	$400

13. Regulatory	Requirements

Regulatory Capital Framework

For a discussion of the Firm’s regulatory capital framework, see Note 14 to the consolidated financial statements in the 2015 Form 10-K.

Risk-Based Capital Requirement

The Firm is required to maintain minimum risk-based and leverage capital ratios under the regulatory capital requirements. The Firm’s binding risk-based capital ratios for regulatory purposes are the lower of the capital ratios computed under the (i) standardized approaches for calculating credit risk-weighted assets (“RWAs”) and market risk RWAs (the “Standardized Approach”); and (ii) applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (the “Advanced Approach”).

In addition to the minimum risk-based capital ratio requirements, on a fully phased-in basis by 2019, the Firm will be subject to:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 global systemically important bank (“G-SIB”) capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 countercyclical capital buffer, currently set by banking regulators at zero (collectively, the “buffers”).

In 2016, the phase-in amount for each of the buffers is 25% of the fully phased-in buffer requirement. Failure to maintain the buffers will result in restrictions on the Firm’s

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

The methods for calculating each of the Firm’s risk-based capital ratios will change through January 1, 2022 as aspects of the capital rules are phased in. These changes may result in differences in the Firm’s reported capital ratios from one reporting period to the next that are independent of changes to its capital base, asset composition, off-balance sheet exposures or risk profile.

For a further discussion of the Firm’s calculation of risk-based capital ratios, see Note 14 to the consolidated financial statements in the 2015 Form 10-K.

The Firm’s Regulatory Capital and Capital Ratios

At June 30, 2016 and December 31, 2015, the Firm’s binding ratios are based on the Advanced Approach transitional rules.

Regulatory Capital Measures and Minimum Regulatory Capital Ratios

	At June 30, 2016					At December 31, 2015
	Amount	Ratio		Minimum Ratio(1)		Amount	Ratio		Minimum Ratio(1)
	(dollars in millions)
Regulatory capital and capital ratios:
Common Equity Tier 1 capital	$59,796	16.8%		5.9%		$59,409	15.5%		4.5%
Tier 1 capital	66,782	18.8%		7.4%		66,722	17.4%		6.0%
Total capital	79,830	22.4%		9.4%		79,403	20.7%		8.0%
Tier 1 leverage(2)	—	8.3%		4.0%		—	8.3%		4.0%

Assets:
Total RWAs	$355,982	N/	A	N/	A	$384,162	N/	A	N/	A
Adjusted average assets(3)	804,511	N/	A	N/	A	803,574	N/	A	N/	A

N/A—Not Applicable

(1)	Percentages represent minimum regulatory capital ratios under the transitional rules.
(2)	Tier 1 leverage ratios are calculated under Standardized Approach transitional rules.
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

U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios

Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) are subject to similar regulatory capital requirements as the Firm. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Firm’s U.S. Bank Subsidiaries’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each of the Firm’s U.S. Bank Subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

At June 30, 2016 and December 31, 2015, the Firm’s U.S. Bank Subsidiaries’ binding ratios are based on the Standardized Approach transitional rules.

U.S. Bank Subsidiaries’ Regulatory Capital Measures and Required Capital Ratios

	Morgan Stanley Bank, N.A.
	At June 30, 2016			At December 31, 2015
	Amount	Ratio	Required Capital Ratio(1)	Amount	Ratio	Required Capital Ratio(1)
	(dollars in millions)
Common Equity Tier 1 capital	$14,523	16.8%	6.5%	$13,333	15.1%	6.5%
Tier 1 capital	14,523	16.8%	8.0%	13,333	15.1%	8.0%
Total capital	16,321	18.9%	10.0%	15,097	17.1%	10.0%
Tier 1 leverage	14,523	10.9%	5.0%	13,333	10.2%	5.0%

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Morgan Stanley Private Bank, National Association
	At June 30, 2016			At December 31, 2015
	Amount	Ratio	Required Capital Ratio(1)	Amount	Ratio	Required Capital Ratio(1)
	(dollars in millions)
Common Equity Tier 1 capital	$5,153	28.0%	6.5%	$4,197	26.5%	6.5%
Tier 1 capital	5,153	28.0%	8.0%	4,197	26.5%	8.0%
Total capital	5,186	28.2%	10.0%	4,225	26.7%	10.0%
Tier 1 leverage	5,153	11.4%	5.0%	4,197	10.5%	5.0%

(1)	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain certain minimum capital ratios. Each U.S. depository institution subsidiary of the Firm must be well-capitalized in order for the Firm to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At June 30, 2016 and December 31, 2015, the Firm’s U.S. Bank Subsidiaries maintained capital at levels sufficiently in excess of the universally mandated well-capitalized requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

Broker-Dealer Regulatory Capital Requirements

Morgan Stanley & Co. LLC (“MS&Co.”) is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $10,353 million and $10,254 million at June 30, 2016 and December 31, 2015, respectively, which exceeded the amount required by $8,397 million and $8,458 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. In addition, MS&Co. is required to notify the SEC in the event that its tentative net capital is less than $5 billion. At June 30, 2016 and December 31, 2015, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Morgan Stanley Smith Barney LLC (“MSSB LLC”) is a registered broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $3,752 million and $3,613 million at

June 30, 2016 and December 31, 2015, respectively, which exceeded the amount required by $3,595 million and $3,459 million, respectively.

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

Other Regulated Subsidiaries

Certain other U.S. and non-U.S. subsidiaries of the Firm are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated with capital in excess of their local capital adequacy requirements.

14.	Total Equity

Dividends and Share Repurchases

The Firm repurchased approximately $625 million of our outstanding common stock as part of our share repurchase program during the current quarter and $1,250 million during the current year period. The Firm repurchased approximately $625 million during the prior year quarter and $875 million in the prior year period.

For a description of the 2015 capital plan, see Note 15 to the consolidated financial statements in the 2015 Form 10-K.

In June 2016, the Firm received a conditional non-objection from the Federal Reserve to its 2016 capital plan. The capital plan included a share repurchase of up to $3.5 billion of the Firm’s outstanding common stock during the period beginning July 1, 2016 through June 30, 2017. Additionally, the capital plan included an increase in the quarterly common stock dividend to $0.20 per share from

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

$0.15 per share during the period beginning with the dividend declared on July 20, 2016 (see Note 20). The Federal Reserve Board also asked the Firm to submit an additional capital plan by December 29, 2016 addressing weaknesses identified in the Firm’s capital planning process.

Preferred Stock

For a description of Series A through Series J preferred stock issuances, see Note 15 to the consolidated financial statements in the 2015 Form 10-K. Dividends declared on the Firm’s outstanding preferred stock were $156 million during the current quarter and $141 million during the prior year quarter, and $234 million during the current year period and $219 million during the prior year period. On June 15, 2016, the Firm announced that the Board declared a quarterly dividend for preferred stock shareholders of record on June 30, 2016 that was paid on July 15, 2016. The Firm is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).

Preferred Stock Outstanding

Series	Shares Outstanding At June 30, 2016	Liquidation Preference per Share	Carrying Value
			At June 30, 2016	At December 31, 2015
	(shares in millions)		(dollars in millions)
A	44,000	$25,000	$1,100	$1,100
C(1)	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500

Total			$7,520	$7,520

(1)

Series C is comprised of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by Component, Net of Tax and Noncontrolling Interests

	Foreign Currency Translation Adjustments	AFS Securities	Pensions, Postretirement and Other	DVA	Total
	(dollars in millions)
Balance at March 31, 2016	$(831)	$76	$(373)	$(110)	$(1,238)

Change in OCI before reclassifications	52	188	(5)	143	378
Amounts reclassified from AOCI(2)(3)	—	(45)	—	—	(45)

Net OCI during the period	52	143	(5)	143	333

Balance at June 30, 2016	$(779)	$219	$(378)	$33	$(905)

Balance at March 31, 2015	$(883)	$127	$(510)	$—	(1,266)

Change in OCI before reclassifications	50	(208)	(4)	—	(162)
Amounts reclassified from AOCI(3)	—	(20)	1	—	(19)

Net OCI during the period	50	(228)	(3)	—	(181)

Balance at June 30, 2015	$(833)	$(101)	$(513)	$—	(1,447)

Balance at December 31, 2015	$(963)	$(319)	$(374)	$—	$(1,656)
Cumulative adjustment for accounting change related to DVA(1)	—	—	—	(312)	(312)
Change in OCI before reclassifications	184	590	(3)	371	1,142
Amounts reclassified from AOCI(2)(3)	—	(52)	(1)	(26)	(79)

Net OCI during the period	184	538	(4)	345	1,063

Balance at June 30, 2016	$(779)	$219	$(378)	$33	$(905)

Balance at December 31, 2014	$(663)	$(73)	$(512)	$—	$(1,248)

Change in OCI before reclassifications	(170)	7	(4)	—	(167)
Amounts reclassified from AOCI(3)	—	(35)	3	—	(32)

Net OCI during the period	(170)	(28)	(1)	—	(199)

Balance at June 30, 2015	$(833)	$(101)	$(513)	$—	$(1,447)

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

(2)

Amounts reclassified from AOCI related to realization of DVA are classified within Trading revenues in the consolidated statements of income. The tax impact in Provision for (benefit from) income taxes resulting from such reclassifications was $(15) million related to DVA in the current year period. See Note 2 for further information.

(3)

Amounts reclassified from AOCI related to realized gains and losses from sales of AFS securities are classified within Other revenues in the consolidated statements of income. The tax impact in Provision for (benefit from) income taxes resulting from such reclassifications was $(26) million in the current quarter and $(30) million in the current year period, and $(11) million in the prior quarter and $(20) million for the prior year period.

Noncontrolling Interests

Noncontrolling interests were $1,259 million and $1,002 million at June 30, 2016 and December 31, 2015, respectively. The increase in noncontrolling interests was primarily due to the consolidation of certain investment management funds sponsored by the Firm. See Note 2 for further information on the adoption of the accounting update Amendments to the Consolidation Analysis.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

15.	Earnings per Common Share

Calculation of Basic and Diluted Earnings per Common Share (“EPS”)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except for per share data)
Basic EPS:
Income from continuing operations	$1,650	$1,833	$2,810	$4,301
Income (loss) from discontinued operations	(4)	(2)	(7)	(7)

Net income	1,646	1,831	2,803	4,294
Net income applicable to noncontrolling interests	64	24	87	93

Net income applicable to Morgan Stanley	1,582	1,807	2,716	4,201
Less: Preferred stock dividends	(156)	(141)	(234)	(219)
Less: Allocation of (earnings) loss to participating RSUs(1)	(1)	(1)	(1)	(3)

Earnings applicable to Morgan Stanley common shareholders	$1,425	$1,665	$2,481	$3,979

Weighted average common shares outstanding	1,866	1,919	1,875	1,922
Earnings per basic common share:
Income from continuing operations	$0.77	$0.87	$1.33	$2.07
Income (loss) from discontinued operations	(0.01)	—	(0.01)	—

Earnings per basic common share	$0.76	$0.87	$1.32	$2.07

Diluted EPS:
Earnings applicable to Morgan Stanley common shareholders	$1,425	$1,665	$2,481	$3,979
Weighted average common shares outstanding	1,866	1,919	1,875	1,922
Effect of dilutive securities: Stock options and RSUs(1)	33	41	32	40

Weighted average common shares outstanding and common stock equivalents	1,899	1,960	1,907	1,962

Earnings per diluted common share:
Income from continuing operations	$0.75	$0.85	$1.30	$2.03
Income (loss) from discontinued operations	—	—	—	—

Earnings per diluted common share	$0.75	$0.85	$1.30	$2.03

(1)

Restricted stock units (“RSUs”) that are considered participating securities are treated as a separate class of securities in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted EPS computations. The diluted EPS computations also do not include weighted average antidilutive RSUs and antidilutive stock options of 14 million shares and 12 million shares for the current quarter and prior year quarter, respectively, and 15 million shares and 12 million shares for the current year period and prior year period, respectively.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

16.	Interest Income and Interest Expense

Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Interest income(1):
Trading assets(2)	$526	$555	$1,109	$1,149
Investment securities	237	238	473	438
Loans	680	529	1,327	1,004
Interest bearing deposits with banks	52	22	105	45
Securities purchased under agreements to resell and Securities borrowed(3)	(120)	(200)	(198)	(305)
Customer receivables and Other(4)	292	242	598	539

Total interest income	$1,667	$1,386	$3,414	$2,870

Interest expense(1):
Deposits	$15	$17	$37	$35
Short-term borrowings	7	5	14	9
Long-term borrowings	844	915	1,804	1,841
Securities sold under agreements to repurchase and Securities loaned(5)	259	235	513	543
Customer payables and Other(6)	(371)	(484)	(766)	(852)

Total interest expense	$754	$688	$1,602	$1,576

Net interest	$913	$698	$1,812	$1,294

(1)

Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.

(2)	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.
(3)	Includes fees paid on Securities borrowed.
(4)	Includes interest from customer receivables and other interest earning assets.
(5)	Includes fees received on Securities loaned.
(6)	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

17.	Employee Benefit Plans

The Firm sponsors various retirement plans for the majority of its U.S. and non-U.S. employees. The Firm provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees.

Components of Net Periodic Benefit Expense (Income) for Pension and Other Postretirement Plans

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Service cost, benefits earned during the period	$4	$5	$8	$10
Interest cost on projected benefit obligation	39	38	77	77
Expected return on plan assets	(30)	(29)	(60)	(59)
Net amortization of prior service credit	(5)	(5)	(9)	(10)
Net amortization of actuarial loss	3	7	6	13

Net periodic benefit expense	$11	$16	$22	$31

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

18.	Income Taxes

The Firm is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (“U.K.”), and in states in which it has significant business operations, such as New York. The Firm is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2009-2012 and 2007-2009, respectively. The Firm believes that the resolution of these tax matters will not have a material effect in the consolidated balance sheets, although a resolution could have a material impact in the consolidated statements of income for a particular future period and on the effective tax rate for any period in which such resolution occurs.

In April 2016, the Firm received a notification from the IRS that the Congressional Joint Committee on Taxation approved the final report of an Appeals Office review of matters from tax years 1999-2005, and the Revenue Agent’s Report reflecting agreed closure of the 2006-2008 tax years. The Firm has reserved the right to contest certain items, associated with tax years 1999-2005, the resolution of which is not expected to have a material impact on the effective tax rate or the consolidated financial statements.

During 2016, the Firm expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate or the consolidated financial statements.

The Firm has established a liability for unrecognized tax benefits that it believes is adequate in relation to the potential for additional assessments. Once established, the Firm adjusts liabilities for unrecognized tax benefits only when more information is available or when an event occurs necessitating a change.

It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur within the next 12 months related to certain tax authority examinations referred to herein. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on the Firm’s effective tax rate over the next 12 months.

The Firm’s effective tax rate from continuing operations for the prior year period included a net discrete tax benefit of $564 million. This net discrete tax benefit was primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify the Firm’s legal entity organization in the U.K.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

19.	Segment and Geographic Information

Segment Information

For a discussion about the Firm’s business segments, see Note 21 to the consolidated financial statements in the 2015 Form 10-K.

Selected Financial Information

	Three Months Ended June 30, 2016
	Institutional Securities(1)	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(2)(3)	$4,496	$2,982	$581	$(63)	$7,996
Interest income	966	920	3	(222)	1,667
Interest expense	884	91	1	(222)	754

Net interest	82	829	2	—	913

Net revenues	$4,578	$3,811	$583	$(63)	$8,909

Income from continuing operations before income taxes	$1,506	$859	$118	$—	$2,483
Provision for income taxes	453	343	37	—	833

Income from continuing operations	1,053	516	81	—	1,650
Income (loss) from discontinued operations, net of income taxes	(4)	—	—	—	(4)

Net income	1,049	516	81	—	1,646
Net income applicable to noncontrolling interests	61	—	3	—	64

Net income applicable to Morgan Stanley	$988	$516	$ 78	$—	$ 1,582

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three Months Ended June 30, 2015
	Institutional Securities(1)	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(2)(3)	$5,205	$3,138	$757	$(55)	$9,045
Interest income	723	782	—	(119)	1,386
Interest expense	756	45	6	(119)	688

Net interest	(33)	737	(6)	—	698

Net revenues	$5,172	$3,875	$751	$(55)	$9,743

Income from continuing operations before income taxes	$1,622	$885	$220	$—	$2,727
Provision for income taxes	511	324	59	—	894

Income from continuing operations	1,111	561	161	—	1,833
Income (loss) from discontinued operations, net of income taxes	(2)	—	—	—	(2)

Net income	1,109	561	161	—	1,831
Net income applicable to noncontrolling interests	22	—	2	—	24

Net income applicable to Morgan Stanley	$1,087	$561	$159	$—	$1,807

	Six Months Ended June 30, 2016
	Institutional Securities(1)	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(2)(3)	$8,141	$5,819	$1,059	$(130)	$14,889
Interest income	2,019	1,834	4	(443)	3,414
Interest expense	1,868	174	3	(443)	1,602

Net interest	151	1,660	1	—	1,812

Net revenues	$8,292	$7,479	$1,060	$(130)	$16,701

Income from continuing operations before income taxes	$2,414	$1,645	$162	$—	$4,221
Provision for income taxes	728	636	47	—	1,411

Income from continuing operations	1,686	1,009	115	—	2,810
Income (loss) from discontinued operations, net of income taxes	(7)	—	—	—	(7)

Net income	1,679	1,009	115	—	2,803
Net income applicable to noncontrolling interests	100	—	(13)	—	87

Net income applicable to Morgan Stanley	$1,579	$1,009	$128	$—	$2,716

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Six Months Ended June 30, 2015
	Institutional Securities(1)	Wealth Management	Investment Management	Intersegment Eliminations	Total
	(dollars in millions)
Total non-interest revenues(2)(3)	$10,751	$6,283	$1,431	$(109)	$18,356
Interest income	1,593	1,519	1	(243)	2,870
Interest expense	1,714	93	12	(243)	1,576

Net interest	(121)	1,426	(11)	—	1,294

Net revenues	$10,630	$7,709	$1,420	$(109)	$19,650

Income from continuing operations before income taxes	$3,435	$1,740	$407	$—	$5,582
Provision for income taxes(4)	517	644	120	—	1,281

Income from continuing operations	2,918	1,096	287	—	4,301
Income (loss) from discontinued operations, net of income taxes	(7)	—	—	—	(7)

Net income	2,911	1,096	287	—	4,294
Net income applicable to noncontrolling interests	74	—	19	—	93

Net income applicable to Morgan Stanley	$2,837	$1,096	$268	$—	$4,201

(1)

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, for the current quarter and current year period DVA gains (losses) are recorded within OCI when unrealized and in Trading revenues when realized. In the prior year quarter and prior year period, the realized and unrealized DVA gains (losses) are recorded in Trading revenues. See Notes 2 and 14 for further information.

(2)

In certain management fee arrangements, the Firm is entitled to receive performance-based fees (also referred to as incentive fees and includes carried interest) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenues are accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. The Firm’s portion of unrealized cumulative amount of performance-based fee revenue (for which the Firm is not obligated to pay compensation) at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $421 million and $422 million at June 30, 2016 and December 31, 2015, respectively. See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

(3)

The Firm waives a portion of its fees from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940. These fee waivers resulted in a reduction of fees of approximately $12 million and $50 million for the current quarter and prior year quarter, respectively, and $35 million and $100 million for the current year period and prior year period, respectively.

(4)	The Firm’s effective tax rate from continuing operations for the prior year period included a net discrete tax benefit of $564 million, within Institutional Securities (see Note 18).

Total Assets by Business Segment

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Institutional Securities	$641,373	$602,714
Wealth Management	182,801	179,708
Investment Management	4,699	5,043

Total(1)	$828,873	$787,465

_________

(1) Corporate assets have been fully allocated to the business segments.

MORGAN STANLEY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Geographic Information

For a discussion about the Firm’s geographic net revenues, see Note 21 to the consolidated financial statements in the 2015 Form 10-K.

Net Revenues by Region

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Americas	$6,538	$6,777	$12,290	$13,707
EMEA	1,312	1,436	2,441	3,198
Asia-Pacific	1,059	1,530	1,970	2,745

Net revenues	$8,909	$9,743	$16,701	$19,650

20.	Subsequent Events

The Firm has evaluated subsequent events for adjustment to or disclosure in the consolidated financial statements through the date of this report and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Common Stock Dividend

On July 20, 2016, the Firm announced that its Board of Directors declared a quarterly dividend per common share of $0.20. The dividend is payable on August 15, 2016 to common shareholders of record on July 29, 2016.

Long-Term Borrowings

Subsequent to June 30, 2016 and through July 29, 2016, long-term borrowings increased by approximately $3.4 billion, net of redemptions. This amount includes the issuance of $3.0 billion of senior debt on July 25, 2016.

Trust Preferred Securities

On July 19, 2016, the Firm announced that Morgan Stanley Capital Trust III, Morgan Stanley Capital Trust IV and Morgan Stanley Capital Trust V will redeem all of their issued and outstanding Capital Securities on August 18, 2016, and that Morgan Stanley Capital Trust VIII will redeem all of its issued and outstanding Capital Securities on August 3, 2016, pursuant to the optional redemption provisions provided in the respective governing documents. In the aggregate, $2.8 billion will be redeemed. The Firm will concurrently redeem the related underlying junior subordinated debentures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows and changes in total equity for the six-month periods ended June 30, 2016 and 2015. These interim condensed consolidated financial statements are the responsibility of the management of the Company.

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

August 3, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or “us”, “we”, or “our” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

A description of the clients and principal products and services of each of our business segments is as follows:

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

Investment Management provides a broad range of investment strategies and products that span geographies, asset classes, and public and private markets, to a diverse group of clients across institutional and intermediary channels. Strategies and products comprise equity, fixed income, liquidity and alternative / other products. Institutional clients include defined benefit/defined contribution pensions, foundations, endowments, government entities, sovereign wealth funds, insurance companies, third-party fund sponsors and corporations. Individual clients are serviced through intermediaries, including affiliated and non-affiliated distributors.

The results of operations in the past have been, and in the future may continue to be, materially affected by competition, risk factors, legislative, legal and regulatory developments, as well as other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), “Business Segments—Wealth Management—Other Items,” and “Liquidity and Capital Resources” herein.

Executive Summary

Business Segment Financial Information and Other Statistical Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in millions, except where noted and per share amounts)
Net revenues:
Institutional Securities	$4,578	$5,172	$8,292	$10,630
Wealth Management	3,811	3,875	7,479	7,709
Investment Management	583	751	1,060	1,420
Intersegment Eliminations	(63)	(55)	(130)	(109)

Consolidated net revenues	$8,909	$9,743	$16,701	$19,650

Income from continuing operations applicable to Morgan Stanley:
Institutional Securities	$992	$1,089	$1,586	$2,844
Wealth Management	516	561	1,009	1,096
Investment Management	78	159	128	268

Income from continuing operations applicable to Morgan Stanley	$1,586	$1,809	$2,723	$4,208
Income (loss) from discontinued operations applicable to Morgan Stanley	(4)	(2)	(7)	(7)

Net income applicable to Morgan Stanley	$1,582	$1,807	$2,716	$4,201
Preferred stock dividend and other	157	142	235	222

Earnings applicable to Morgan Stanley common shareholders	$1,425	$1,665	$2,481	$3,979

Earnings per basic common share(1)	$0.76	$0.87	$1.32	$2.07
Earnings per diluted common share(1)	$0.75	$0.85	$1.30	$2.03
Regional net revenues(2):
Americas	$6,538	$6,777	$12,290	$13,707
EMEA	1,312	1,436	2,441	3,198
Asia-Pacific	1,059	1,530	1,970	2,745

Net revenues	$8,909	$9,743	$16,701	$19,650

Effective income tax rate from continuing operations	33.5%	32.8%	33.4%	22.9%

	At June 30, 2016	At December 31, 2015

	(dollars in millions, except where noted and per share amounts)
Total loans(3)	$93,165	$85,759
Total assets	$828,873	$787,465
Global Liquidity Reserve managed by bank and non-bank legal entities(4):
Bank legal entities	$91,062	$94,328
Non-bank legal entities	116,393	108,936

Total	$207,455	$203,264

Total deposits	$152,693	$156,034
Long-term borrowings	$163,492	$153,768
Maturities of long-term borrowings outstanding (next 12 months)	$24,244	$22,396
Book value per common share(5)	$36.29	$35.24
Capital ratios (Transitional—Advanced)(6):
Common Equity Tier 1 capital ratio	16.8%	15.5%
Tier 1 capital ratio	18.8%	17.4%
Total capital ratio	22.4%	20.7%
Capital ratios (Transitional—Standardized)(6):
Tier 1 leverage ratio(7)	8.3%	8.3%

Worldwide employees	54,529	56,218

EMEA—Europe, Middle East and Africa

(1)	For the calculation of basic and diluted earnings per common share, see Note 15 to the consolidated financial statements in Item 1.
(2)	For a discussion of how the geographic breakdown for net revenues is determined, see Note 21 to the consolidated financial statements in Item 8 of the 2015 Form 10-K.
(3)

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the consolidated balance sheets (see Note 7 to the consolidated financial statements in Item 1).

(4)

For a discussion of Global Liquidity Reserve, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2015 Form 10-K.

(5)

Book value per common share equals common shareholders’ equity of $69,596 million at June 30, 2016 and $67,662 million at December 31, 2015 divided by common shares outstanding of 1,918 million at June 30, 2016 and 1,920 million at December 31, 2015.

(6)	For a discussion of our regulatory capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
(7)	See Note 13 to the consolidated financial statements in Item 1 for information on the Tier 1 leverage ratio.

Overview of Financial Results

Consolidated Results for the Quarter Ended June 30, 2016

•

We reported net revenues of $8,909 million in the quarter ended June 30, 2016 (“current quarter”), compared with $9,743 million in the quarter ended June 30, 2015 (“prior year quarter”). For the current quarter, net income applicable to Morgan Stanley was $1,582 million, or $0.75 per diluted common share, compared with income of $1,807 million, or $0.85 per diluted common share, in the prior year quarter.

•

The prior year quarter included positive revenues due to the impact of debt valuation adjustments (“DVA”) of $182 million or $0.06 per diluted common share. Excluding DVA, net revenues were $9,561 million and net income applicable to Morgan Stanley was $1,688 million, or $0.79 per diluted common share, in the prior year quarter (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

•

Effective January 1, 2016, we early adopted a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities that requires unrealized gains and losses from debt-related credit spreads and other credit factors to be presented in other comprehensive income (loss) (“OCI”) as opposed to Trading revenues. Results for 2015 are not restated pursuant to that guidance.

Consolidated Results for the Six Months Ended June 30, 2016

•

We reported net revenues of $16,701 million in the six months ended June 30, 2016 (“current year period”), compared with $19,650 million in the six months ended June 30, 2015 (“prior year period”). For the current year period, net income applicable to Morgan Stanley was $2,716 million, or $1.30 per diluted common share, compared with income of $4,201 million, or $2.03 per diluted common share in the prior year period.

•

The prior year period included a net discrete tax benefit of $564 million or $0.29 per diluted common share, primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated, and positive revenues associated with DVA of $307 million or $0.10 per diluted common share. For a further discussion of the net discrete tax benefit, see “Supplemental Financial Information and Disclosures— Income Tax Matters” herein.

•	Net revenues excluding DVA were $19,343 million in the prior year period, while net income applicable to Morgan Stanley was $4,002 million excluding DVA, or

$1.93 per diluted common share excluding DVA, in the prior year period. Excluding both DVA and the net discrete tax benefit, net income applicable to Morgan Stanley was $3,438 million, or $1.64 per diluted common share, in the prior year period (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

Business Segment Net Revenues for the Current Quarter and Current Year Period

•

Institutional Securities net revenues of $4,578 million in the current quarter and $8,292 million in the current year period decreased 11% and 22% from the comparable periods reflecting lower underwriting and sales and trading results, partly offset by continued strength in merger, acquisition and restructuring transactions (“M&A”) advisory.

•

Wealth Management net revenues of $3,811 million in the current quarter and $7,479 million in the current year period decreased 2% and 3% from the comparable periods reflecting lower transactional revenues, partly offset by strong growth in net interest income.

•

Investment Management net revenues of $583 million in the current quarter and $1,060 million in the current year period decreased 22% and 25% from the comparable periods reflecting lower investment gains and carried interest in infrastructure and private equity investments. Asset management fees were relatively unchanged from the comparable periods.

Consolidated Non-Interest Expenses for the Current Quarter and Current Year Period

•

Compensation and benefits expenses of $4,015 million in the current quarter and $7,698 million in the current year period decreased 9% and 14% from $4,405 million in the prior year quarter and $8,929 million in the prior year period, primarily due to a decrease in discretionary incentive compensation driven mainly by lower revenues, a decrease in the formulaic payout to Wealth Management representatives linked to lower revenues, and a decrease in salaries due to lower headcount. In the current year period, compensation and benefits expenses also reflected a decrease in the fair value of deferred compensation plan referenced investments and carried interest.

•

Non-compensation expenses were $2,411 million in the current quarter and $4,782 million in the current year period compared with $2,611 million in the prior year quarter and $5,139 million in the prior year period, representing an 8% and a 7% decrease, primarily due to lower litigation costs and expense reductions across Professional services, Marketing and business development and Occupancy and equipment.

Return on Average Common Equity

•

The annualized return on average common equity was 8.3% in the current quarter and 7.2% in the current year period. For the prior year quarter, the annualized return on average common equity was 9.9%, or 9.1% excluding DVA. For the prior year period, the annualized return on average common equity was 12.0%, or 11.3% excluding DVA, and 9.6% excluding DVA and a net discrete tax benefit (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information

We prepare our Consolidated Financial Statements using accounting principles generally accepted in the United States (“U.S. GAAP”). From time to time, we may disclose certain “non-GAAP financial measures” in the course of our earnings releases, earnings and other conference calls, financial presentations and otherwise. A “non-GAAP financial measure” excludes, or includes, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures disclosed by us are provided as additional information to investors and analysts in order to provide them with further transparency about, or as an alternative method for assessing, our financial condition, operating results or prospective regulatory capital requirements. These measures are not in accordance with, or a substitute for, U.S. GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever we refer to a non-GAAP financial measure, we will also generally define it or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the U.S. GAAP financial measure and the non-GAAP financial measure.

Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in billions)
Pre-tax profit margin(1):
Institutional Securities	33%	31%	29%	32%
Wealth Management	23%	23%	22%	23%
Investment Management	20%	29%	15%	29%
Consolidated	28%	28%	25%	28%
Average common equity(2)(3):
Institutional Securities	$43.2	$35.3	$43.2	$36.1
Wealth Management	15.3	11.3	15.3	10.9
Investment Management	2.8	2.3	2.8	2.3
Parent(2)	7.7	18.3	7.3	17.0

Consolidated average common equity	$69.0	$67.2	$68.6	$66.3

Return on average common equity(2)(3):
Institutional Securities	8.0%	11.3%	6.4%	15.1%
Wealth Management	12.9%	18.2%	12.7%	18.4%
Investment Management	10.6%	27.7%	8.8%	23.5%
Consolidated	8.3%	9.9%	7.2%	12.0%

Reconciliation of Financial Measures from a U.S. GAAP to a Non-GAAP Basis

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions, except per share amounts)
Net revenues
Net revenues—U.S. GAAP	$8,909	$9,743	$16,701	$19,650
Impact of DVA(4)	—	(182)	—	(307)

Net revenues—non-GAAP	$8,909	$9,561	$16,701	$19,343

Net income applicable to Morgan Stanley
Net income applicable to Morgan Stanley—U.S. GAAP	$1,582	$1,807	$2,716	$4,201
Impact of DVA(4)	—	(119)	—	(199)

Net income applicable to Morgan Stanley, excluding DVA—non-GAAP	$1,582	$1,688	$2,716	$4,002
Impact of net discrete tax benefits(5)	—	—	—	(564)

Net income applicable to Morgan Stanley, excluding DVA and net discrete tax benefits—non-GAAP	$1,582	$1,688	$2,716	$3,438

Earnings per diluted common share
Earnings per diluted common share—U.S. GAAP	$0.75	$0.85	$1.30	$2.03
Impact of DVA(4)	—	(0.06)	—	(0.10)

Earnings per diluted common share, excluding DVA—non-GAAP	$0.75	$0.79	$1.30	$1.93
Impact of net discrete tax benefits(5)	—	—	—	(0.29)

Earnings per diluted common share, excluding DVA and net discrete tax benefits—non-GAAP	$0.75	$0.79	$1.30	$1.64

Effective income tax rate
Effective income tax rate from continuing operations—U.S. GAAP	33.5%	32.8%	33.4%	22.9%
Impact of net discrete tax benefits(5)	—	—	—	10.2%
Effective income tax rate from continuing operations—non-GAAP	33.5%	32.8%	33.4%	33.1%

Non-GAAP Financial Measures

Average common equity, return on average common equity, average tangible common equity, return on average tangible common equity and tangible book value per common share are all non-GAAP financial measures we consider to be useful measures to us, investors and analysts to assess capital adequacy and to allow better comparability of period-to-period operating performance. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Tangible Equity” herein.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
	(dollars in billions)
Average common equity(3)(6)
Average common equity		$69.0	$67.2		$68.6	$66.3
Average common equity, excluding DVA		$69.1	$67.9		$68.7	$67.1
Average common equity, excluding DVA and net discrete tax benefits		$69.1	$67.9		$68.7	$66.8
Return on average common equity(3)
Return on average common equity		8.3%	9.9%		7.2%	12.0%
Return on average common equity, excluding DVA		8.3%	9.1%		7.2%	11.3%
Return on average common equity, excluding DVA and net discrete tax benefits		8.3%	9.1%		7.2%	9.6%
Average tangible common equity(6)
Average tangible common equity		$59.5	$57.5		$59.1	$56.7
Average tangible common equity, excluding DVA		$59.6	$58.2		$59.2	$57.4
Average tangible common equity, excluding DVA and net discrete tax benefits		$59.6	$58.2		$59.2	$57.1
Return on average tangible common equity(7)
Return on average tangible common equity		9.6%	11.6%		8.4%	14.1%
Return on average tangible common equity, excluding DVA		9.6%	10.6%		8.4%	13.2%
Return on average tangible common equity, excluding DVA and net discrete tax benefits		9.6%	10.6%		8.4%	11.3%

	At June 30, 2016			At December 31, 2015
Tangible book value per common share(8)	$		31.39	$		30.26

DVA—Debt valuation adjustments represent the change in the fair value resulting from fluctuations in our credit spreads and other credit factors related to liabilities carried at fair value, primarily certain Long-term and Short-term borrowings.

(1)

Pre-tax profit margin is a non-GAAP financial measure that we consider to be a useful measure to us, investors and analysts to assess operating performance and represents income from continuing operations before income taxes as a percentage of net revenues, which are two U.S. GAAP reported amounts without adjustment.

(2)

Average common equity for each business segment is determined using our Required Capital framework, an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity according to the Required Capital Framework” herein). Each business segment’s return on average common equity equals net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity for that segment. Effective tax rates used in the computation are determined on a separate legal entity basis.

(3)

Return on average common equity equals consolidated net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. Effective January 1, 2016, as a result of the adoption of a provision of the accounting update related to DVA, we have redefined the calculation of the return on average common equity excluding DVA to adjust for DVA only in the denominator. Prior to January 1, 2016, for the return on average common equity, excluding DVA, and excluding DVA and net discrete tax benefits, both the numerator and denominator were adjusted to exclude those items.

(4)

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized DVA gains (losses) in the current quarter and current year period are recorded within OCI in the consolidated statements of comprehensive income. In the prior year quarter and prior year period, the DVA gains (losses) were recorded within Trading revenues in the consolidated statements of income. See Notes 2 and 14 to the consolidated financial statements in Item 1 for further information.

(5)	For a discussion of our net discrete tax benefit, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.
(6)

The impact of DVA on average common equity and average tangible common equity was approximately $(106) million and $(714) million in the current quarter and prior year quarter, respectively. The impact of DVA on average common equity and average tangible common equity was approximately $(128) million and $(756) million in the current year period and prior year period, respectively. The impact of the net discrete tax benefit on average common equity and average tangible common equity was approximately $322 million in the prior year period.

(7)

Return on average tangible common equity equals net income applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. Effective January 1, 2016, as a result of the adoption of a provision of the accounting update related to DVA, we have redefined the calculation of return on average tangible common equity excluding DVA to adjust for DVA only in the denominator. Prior to January 1, 2016, for the return on average tangible common equity, excluding DVA, and excluding DVA and net discrete tax benefits, both the numerator and the denominator were adjusted to exclude the impact of DVA and the impact of net discrete tax benefits. The impact of DVA was 1.0% and 0.9% in the prior year quarter and prior year period, respectively. The impact of the net discrete tax benefit was 1.9% in the prior year period.

(8)

Tangible book value per common share equals tangible common equity of $60,185 million at June 30, 2016 and $58,098 million at December 31, 2015 divided by common shares outstanding of 1,918 million at June 30, 2016 and 1,920 million at December 31, 2015.

Return on Equity Target

We are aiming to improve our return to shareholders, and accordingly have established a target return on average common equity excluding DVA (“Return on Equity”) to be achieved by 2017, subject to the successful execution of our strategic objectives. For further information on our Return on Equity target and related assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Return on Equity Target” in Part II, Item 7 of the 2015 Form 10-K.

Business Segments

Substantially all of our operating revenues and operating expenses are directly attributable to the business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures.

As a result of treating certain intersegment transactions as transactions with external parties, we include an Intersegment Eliminations category to reconcile the business segment results to our consolidated results.

Net Revenues

For discussions of our net revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Net Revenues” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Net Revenues by Segment” in Part II, Item 7 of the 2015 Form 10-K.

Compensation Expense

For a discussion of our compensation expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Compensation Expense” in Part II, Item 7 of the 2015 Form 10-K.

INSTITUTIONAL SECURITIES

INCOME STATEMENT INFORMATION

	Three Months Ended		Six Months Ended		% Change
	June 30,		June 30,		From Prior Year Quarter	From Prior Year Period
	2016	2015	2016	2015
	(dollars in millions)
Revenues:
Investment banking	$1,108	$1,440	$2,098	$2,613	(23)%	(20)%
Trading	2,498	2,785	4,389	6,207	(10)%	(29)%
Investments	76	16	108	128	N/M	(16)%
Commissions and fees	607	683	1,262	1,356	(11)%	(7)%
Asset management, distribution and administration fees	69	69	142	145	0%	(2)%
Other	138	212	142	302	(35)%	(53)%

Total non-interest revenues	4,496	5,205	8,141	10,751	(14)%	(24)%

Interest income	966	723	2,019	1,593	34%	27%
Interest expense	884	756	1,868	1,714	17%	9%

Net interest	82	(33)	151	(121)	N/M	N/M

Net revenues	4,578	5,172	8,292	10,630	(11)%	(22)%

Compensation and benefits	1,625	1,897	3,007	3,923	(14)%	(23)%
Non-compensation expenses	1,447	1,653	2,871	3,272	(12)%	(12)%

Total non-interest expenses	3,072	3,550	5,878	7,195	(13)%	(18)%

Income from continuing operations before income taxes	1,506	1,622	2,414	3,435	(7)%	(30)%
Provision for income taxes	453	511	728	517	(11)%	41%

Income from continuing operations	1,053	1,111	1,686	2,918	(5)%	(42)%
Income (loss) from discontinued operations, net of income taxes	(4)	(2)	(7)	(7)	N/M	0%

Net income	1,049	1,109	1,679	2,911	(5)%	(42)%
Net income applicable to noncontrolling interests	61	22	100	74	N/M	35%

Net income applicable to Morgan Stanley	$988	$1,087	$1,579	$2,837	(9)%	(44)%

N/M—Not Meaningful

Investment Banking

Investment Banking Revenues

	Three Months Ended		Six Months Ended		% Change
	June 30,		June 30,		From Prior Year Quarter	From Prior Year Period
	2016	2015	2016	2015
	(dollars in millions)
Advisory revenues	$497	$423	$1,088	$894	17%	22%
Underwriting revenues:
Equity underwriting revenues	266	489	426	796	(46)%	(46)%
Fixed income underwriting revenues	345	528	584	923	(35)%	(37)%

Total underwriting revenues	611	1,017	1,010	1,719	(40)%	(41)%

Total investment banking revenues	$1,108	$1,440	$2,098	$2,613	(23)%	(20)%

Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016(1)	2015(1)	2016(1)	2015(1)
	(dollars in billions)
Completed mergers and acquisitions(2)	$235	$137	$526	$262
Equity and equity-related offerings(3)	14	20	22	39
Fixed income offerings(4)	63	73	114	147

(1)

Source: Thomson Reuters, data at July 1, 2016. Completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

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

Investment banking revenues of $1,108 million in the current quarter and $2,098 million in the current year period decreased 23% and 20% from the comparable periods due to lower underwriting revenues, partially offset by higher advisory revenues.

•	Advisory revenues increased in the current quarter and current year period due to higher completed M&A activity (see Investment Banking Volumes table).
•

Equity underwriting revenues decreased as a result of significantly lower market volumes in both initial public offerings (“IPO”) and follow on offerings, while Fixed income underwriting revenues decreased primarily due to lower bond and loan fees.

Sales and Trading Net Revenues

Sales and Trading Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
					From Prior Year Quarter	From Prior Year Period
	2016	2015	2016	2015
	(dollars in millions)
Trading	$2,498	$2,785	$4,389	$6,207	(10)%	(29)%
Commissions and fees	607	683	1,262	1,356	(11)%	(7)%
Asset management, distribution and administration fees	69	69	142	145	0%	(2)%
Net interest	82	(33)	151	(121)	N/M	N/M

Total sales and trading net revenues	$3,256	$3,504	$5,944	$7,587	(7)%	(22)%

N/M—Not Meaningful

Sales and Trading Net Revenues by Business

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
					From Prior Year Quarter	From Prior Year Period
	2016	2015	2016	2015
	(dollars in millions)
Equity	$2,145	$2,342	$4,201	$4,635	(8)%	(9)%
Fixed income and commodities	1,297	1,377	2,170	3,380	(6)%	(36)%
Other	(186)	(215)	(427)	(428)	13%	0%

Total sales and trading net revenues	$3,256	$3,504	$5,944	$7,587	(7)%	(22)%

Sales and Trading Net Revenues, Excluding DVA in 2015

Sales and trading net revenues, including equity and fixed income and commodities sales and trading net revenues that exclude the impact of DVA in 2015, are non-GAAP financial measures that we consider useful for us, investors and analysts to allow further comparability of period-to-period operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
					From Prior Year Quarter	From Prior Year Period
	2016	2015	2016	2015
	(dollars in millions)
Total sales and trading net revenues—U.S. GAAP	$3,256	$3,504	$5,944	$7,587	(7)%	(22)%
Impact of DVA(1)	—	(182)	—	(307)	(100)%	(100)%

Total sales and trading net revenues—non-GAAP	$3,256	$3,322	$5,944	$7,280	(2)%	(18)%

Equity sales and trading net revenues—U.S. GAAP	$2,145	$2,342	$4,201	$4,635	(8)%	(9)%
Impact of DVA(1)	—	(72)	—	(97)	(100)%	(100)%

Equity sales and trading net revenues—non-GAAP	$2,145	$2,270	$4,201	$4,538	(6)%	(7)%

Fixed income and commodities sales and trading net revenues—U.S. GAAP	$1,297	$1,377	$2,170	$3,380	(6)%	(36)%
Impact of DVA(1)	—	(110)	—	(210)	(100)%	(100)%

Fixed income and commodities sales and trading net revenues—non-GAAP	$1,297	$1,267	$2,170	$3,170	2%	(32)%

(1)

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized DVA gains (losses) in the current quarter and current year period are recorded within OCI in the consolidated statements of comprehensive income. In the prior year quarter and prior year period, the DVA gains (losses) were recorded within Trading revenues in the consolidated statements of income. See Notes 2 and 14 to the consolidated financial statements in Item 1 for further information.

Sales and Trading Net Revenues during the Current Quarter

Equity

•

Equity sales and trading net revenues were $2,145 million, a decrease from the strong comparable period reflecting significantly reduced volumes and levels of client engagement in Asia, partly offset by improved performance in Europe and the U.S.

Fixed Income and Commodities

•

Fixed income and commodities net revenues of $1,297 million decreased from the comparable period. The prior year quarter results included positive DVA revenues of $110 million. Excluding the impact of DVA, fixed income and commodities net revenues were essentially flat with the prior year quarter. Results primarily reflected an improved credit market environment and improved revenues from structured transactions in natural gas and power, substantially offset by lower results from counterparty risk management activities in the current quarter and the positive impact of a rating upgrade in the prior year quarter, and the absence of revenues from the global oil merchanting business, which was sold on November 1, 2015. For more information on the sale of the global oil merchanting business, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Business Segments — Institutional Securities — Investments, Other Revenues, Non-interest Expenses, Income Tax Items, Dispositions and Other Items — 2015 Compared with 2014 — Dispositions” in Part II, Item 7 of the 2015 Form 10-K.

Sales and Trading Net Revenues during the Current Year Period

Equity

•	Equity sales and trading net revenues were $4,201 million, a decrease from the strong comparable period primarily reflecting declines in Asia across all products from reduced volumes.

Fixed Income and Commodities

•

Fixed income and commodities net revenues of $2,170 million decreased from the comparable period. In the prior year period, fixed income and commodities results included positive DVA revenues of $210 million. Excluding the impact of DVA, fixed income and commodities net revenues were lower in the current year period as compared with the prior year period primarily reflecting lower results in interest rate products and foreign exchange, a challenging credit environment early in the current year period, lower commodities results due to the absence of revenues from the global oil merchanting business, as discussed herein, and the depressed energy price environment in the first quarter of 2016.

Investments, Other Revenues, Non-interest Expenses and Other Items

Investments

•	Net investment gains of $76 million in the current quarter increased from the comparable period primarily reflecting higher gains on business related investments.

•

Net investment gains of $108 million in the current year period decreased from the comparable period primarily reflecting losses on investments associated with our compensation plans and lower gains on principal investments in real estate, partly offset by higher gains on business related investments.

Other

•

Other revenues of $138 million in the current quarter and $142 million in the current year period decreased 35% and 53% from the comparable periods primarily due to lower results related to our 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) (see Note 8 to the consolidated financial statements in Item 1 for further information). In the current year period, other revenues also decreased from the comparable period due to an increase in the allowance for losses on loans held for investment.

Non-interest Expenses

Non-interest expenses of $3,072 million in the current quarter and $5,878 million in the current year period decreased 13% and 18% from the comparable periods driven by a 14% and 23% reduction in Compensation and benefits expenses and a 12% reduction in both periods in Non-compensation expenses.

•

Compensation and benefits expenses decreased in the current quarter and current year period primarily due to a decrease in discretionary incentive compensation driven mainly by lower revenues and a decrease in salaries due to lower headcount. In the current year period, Compensation and benefits expenses also reflected a decrease in the fair value of deferred compensation plan referenced investments.

•

Non-compensation expenses decreased in the current quarter and current year period primarily due to lower litigation costs, transaction related expenses in Asia and expense reductions across Professional services, Marketing and business development and Occupancy and equipment.

Noncontrolling Interests

Noncontrolling interests primarily relate to Mitsubishi UFJ Financial Group, Inc.’s interest in Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”).

WEALTH MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
					From Prior Year Quarter	From Prior Year Period
	2016	2015	2016	2015
	(dollars in millions)
Revenues:
Investment banking	$123	$186	$244	$378	(34)%	(35)%
Trading	252	196	446	428	29%	4%
Investments	—	13	(2)	15	N/M	N/M
Commissions and fees	423	490	835	1,016	(14)%	(18)%
Asset management, distribution and administration fees	2,082	2,174	4,136	4,289	(4)%	(4)%
Other	102	79	160	157	29%	2%

Total non-interest revenues	2,982	3,138	5,819	6,283	(5)%	(7)%

Interest income	920	782	1,834	1,519	18%	21%
Interest expense	91	45	174	93	102%	87%

Net interest	829	737	1,660	1,426	12%	16%

Net revenues	3,811	3,875	7,479	7,709	(2)%	(3)%

Compensation and benefits	2,152	2,200	4,240	4,425	(2)%	(4)%
Non-compensation expenses	800	790	1,594	1,544	1%	3%

Total non-interest expenses	2,952	2,990	5,834	5,969	(1)%	(2)%

Income from continuing operations before income taxes	859	885	1,645	1,740	(3)%	(5)%
Provision for income taxes	343	324	636	644	6%	(1)%

Net income applicable to Morgan Stanley	$516	$561	$1,009	$1,096	(8)%	(8)%

N/M – Not Meaningful

Statistical Data

Financial Information and Statistical Data (dollars in billions, except where noted)

			At June 30, 2016	At December 31, 2015
Client assets			$2,034	$1,985
Fee-based client assets(1)			$820	$795
Fee-based client assets as a percentage of total client assets			40%	40%
Client liabilities(2)			$69	$64
Bank deposit program			$150	$149
Investment securities portfolio			$64.6	$57.9
Loans and lending commitments			$61.3	$55.3
Wealth Management representatives			15,909	15,889
Retail locations			609	608

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Annualized revenues per representative (dollars in thousands)(3)	$959	$978	$941	$968
Client assets per representative (dollars in millions)(4)	$128	$129	$128	$129
Fee-based asset flows(5)	$12.0	$13.9	$17.9	$27.2

(1)	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
(2)	Client liabilities include securities-based and tailored lending, home loans and margin lending.
(3)	Annualized revenues per representative equal the Wealth Management business segment’s annualized revenues divided by the average representative headcount.
(4)	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
(5)	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude cash management-related activity.

Net Revenues

Transactional Revenues

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
					From Prior Year Quarter	From Prior Year Period
	2016	2015	2016	2015
	(dollars in millions)
Investment banking	$123	$186	$244	$378	(34)%	(35)%
Trading	252	196	446	428	29%	4%
Commissions and fees	423	490	835	1,016	(14)%	(18)%

Transactional revenues	$798	$872	$1,525	$1,822	(8)%	(16)%

Transactional revenues of $798 million in the current quarter and $1,525 million in the current year period decreased 8% and 16% from the comparable periods due to lower revenues in Investment banking and Commissions and fees, partially offset by higher revenues in Trading.

•	Investment banking revenues decreased in the current quarter and current year period primarily due to reduced levels of underwriting volumes driven by lower levels of new issue activity.

•

Trading revenues increased in the current quarter primarily due to gains related to investments associated with certain employee deferred compensation plans and higher revenues from fixed income products. The increase in the current year period was primarily due to higher revenues from fixed income, partially offset by losses related to investments associated with certain employee deferred compensation plans.

•

Commissions and fees decreased in the current quarter and current year period reflected lower daily average commissions primarily due to reduced client activity in equity, mutual fund and annuity products.

Asset Management

•

Asset management, distribution and administration fees of $2,082 million in the current quarter and $4,136 million in the current year period decreased in both periods 4% from the comparable periods primarily due to lower fees from mutual funds reflecting the impact of lower average asset levels and lower average fee rates related to fee-based accounts, partially offset by positive flows (see “Fee-Based Client Assets Activity and Average Fee Rate by Account Type” herein).

Net Interest

•

Net interest of $829 million in the current quarter and $1,660 million in the current year period increased 12% and 16% from the comparable periods primarily due to higher loan and investment securities balances which were funded by higher average deposits.

Other

•

Other revenues of $102 million in the current quarter increased 29% from the comparable period, due to higher realized gains from the available for sale (“AFS”) securities portfolio. Other revenues of $160 million in the current year period were relatively unchanged from the comparable period.

Non-interest Expenses

Non-interest expenses of $2,952 million in the current quarter and $5,834 million in the current year period decreased 1% and 2% from the comparable periods.

•

Compensation and benefits expenses were relatively unchanged in the current quarter. Compensation and benefits expenses decreased in the current year period primarily due to the decrease in formulaic payout to Wealth

Management representatives driven by lower net revenues and a decrease in the fair value of deferred compensation plan referenced investments.

•

Non-compensation expenses increased in the current quarter due to higher litigation costs, partially offset by lower Federal Deposit Insurance Corporation (“FDIC”) assessment on deposits. Non-compensation expenses increased in the current year period primarily due to higher litigation costs and professional services fees.

Other Items

U.S. Department of Labor Conflict of Interest Rule

In April 2016, the U.S. Department of Labor adopted a conflict of interest rule under the Employee Retirement Income Security Act of 1974 that broadens the circumstances under which a firm is considered a fiduciary when transacting with retail investment accounts and sets forth requirements to ensure that advice given by broker-dealers acting as investment advice fiduciaries is impartial. The new fiduciary standard for investment advice will apply on April 10, 2017 and full compliance is required by January 1, 2018. While we are still assessing the impact of the final rule, given the breadth and scale of our platform and continued investment in technology and infrastructure, we believe that we will be able to provide compliant solutions to meet our clients’ investment needs (see also “Business—Supervision and Regulation—Institutional Securities and Wealth Management—Broker-Dealer and Investment Adviser Regulation” in Part I, Item 1 of the 2015 Form 10-K).

Fee-Based Client Assets Activity and Average Fee Rate by Account Type

For a description of fee-based client assets, including descriptions for the fee based client asset types and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in Part II, Item 7 of the 2015 Form 10-K.

	At March 31, 2016	Inflows	Outflows	Market Impact	At June 30, 2016	Average for the Three Months June 30, 2016
						Fee Rate
	(dollars in billions)					(in bps)
Separately managed accounts(1)	$278	$9	$(7)	$(1)	$279	31
Unified managed accounts	112	11	(5)	2	120	109
Mutual fund advisory	24	—	(1)	—	23	121
Representative as advisor	114	8	(8)	3	117	88
Representative as portfolio manager	255	17	(12)	5	265	101

Subtotal	$783	$45	$(33)	$9	$804	74
Cash management	15	4	(3)	—	16	6

Total fee-based client assets	$798	$49	$(36)	$9	$820	73

	At March 31, 2015	Inflows	Outflows	Market Impact	At June 30, 2015	Average for the Three Months Ended June 30, 2015
						Fee Rate

	(dollars in billions)					(in bps)
Separately managed accounts(1)	$287	$13	$(7)	$1	$294	34
Unified managed accounts	99	8	(4)	—	103	114
Mutual fund advisory	30	1	(2)	—	29	121
Representative as advisor	121	8	(8)	(1)	120	89
Representative as portfolio manager	250	16	(11)	(2)	253	104

Subtotal	$787	$46	$(32)	$(2)	$799	77
Cash management	16	2	(4)	—	14	6

Total fee-based client assets	$803	$48	$(36)	$(2)	$813	75

	At December 31, 2015	Inflows	Outflows	Market Impact	At June 30, 2016	Average for the Six Months Ended June 30, 2016
						Fee Rate

	(dollars in billions)					(in bps)
Separately managed accounts(1)	$283	$17	$(17)	$(4)	$279	32
Unified managed accounts	105	21	(9)	3	120	109
Mutual fund advisory	25	1	(3)	—	23	121
Representative as advisor	115	13	(14)	3	117	88
Representative as portfolio manager	252	31	(22)	4	265	102

Subtotal	$780	$83	$(65)	$6	$804	74
Cash management	15	7	(6)	—	16	6

Total fee-based client assets	$795	$90	$(71)	$6	$820	73

	At December 31, 2014	Inflows	Outflows	Market Impact	At June 30, 2015	Average for the Six Months Ended June 30, 2015
						Fee Rate

	(dollars in billions)					(in bps)
Separately managed accounts(1)	$285	$23	$(14)	$—	$294	35
Unified managed accounts	93	15	(7)	2	103	114
Mutual fund advisory	31	1	(3)	—	29	121
Representative as advisor	119	16	(15)	—	120	89
Representative as portfolio manager	241	31	(20)	1	253	104

Subtotal	$769	$86	$(59)	$3	$799	77
Cash management	16	3	(5)	—	14	6

Total fee-based client assets	$785	$89	$(64)	$3	$813	75

bps—Basis points

(1)	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

INVESTMENT MANAGEMENT

INCOME STATEMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
					From Prior Year Quarter	From Prior Year Period
	2016	2015	2016	2015
	(dollars in millions)
Revenues:
Investment banking	$—	$—	$1	$—	—	N/M
Trading	5	(6)	(5)	(3)	N/M	(67)%
Investments	50	232	(14)	384	(78)%	N/M
Commissions and fees	—	—	3	—	—	N/M
Asset management, distribution and administration fees	517	522	1,043	1,036	(1)%	1%
Other	9	9	31	14	—	121%

Total non-interest revenues	581	757	1,059	1,431	(23)%	(26)%

Interest income	3	—	4	1	N/M	N/M
Interest expense	1	6	3	12	(83)%	(75)%

Net interest	2	(6)	1	(11)	N/M	N/M

Net revenues	583	751	1,060	1,420	(22)%	(25)%

Compensation and benefits	238	308	451	581	(23)%	(22)%
Non-compensation expenses	227	223	447	432	2%	3%

Total non-interest expenses	465	531	898	1,013	(12)%	(11)%

Income from continuing operations before income taxes	118	220	162	407	(46)%	(60)%
Provision for income taxes	37	59	47	120	(37)%	(61)%

Income from continuing operations	81	161	115	287	(50)%	(60)%

Net income	81	161	115	287	(50)%	(60)%
Net income applicable to noncontrolling interests	3	2	(13)	19	50%	N/M

Net income applicable to Morgan Stanley	$78	$159	$128	$268	(51)%	(52)%

N/M – Not Meaningful

Net Revenues

Investments

•

Investments gains of $50 million in the current quarter and losses of $14 million in the current year period compared with gains of $232 million and $384 million in the comparable periods, reflected lower investment gains and carried interest in infrastructure and private equity investments. Investments losses in the current year period also reflect the reversal of previously accrued carried interest.

Asset Management, Distribution and Administration Fees

•

Asset management, distribution and administration fees of $517 million in the current quarter and $1,043 million in the current year period were relatively unchanged from the comparable periods, as asset class balances and fee rates remained stable.

Non-interest Expenses

Non-interest expenses of $465 million in the current quarter and $898 million in the current year period decreased 12% and 11% from the comparable periods primarily due to lower Compensation and benefit expenses.

•

Compensation and benefits expenses decreased in the current quarter and current year period primarily due to the decrease in deferred compensation associated with carried interest and the decrease in discretionary incentive compensation driven by lower revenues.

Assets Under Management or Supervision

Effective in the second quarter of 2016, the presentation of assets under management or supervision (“AUM”) for Investment Management has been revised to better align asset classes with its present organizational structure. With this change, the Alternative / Other products asset class now includes products in fund of funds, real estate, private equity and credit strategies, as well as multi-asset portfolios. All prior period information has been recast in the new format.

Assets Under Management or Supervision and Average Fee Rate by Asset Class

For a description of the rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Statistical Data” in Part II, Item 7 of the 2015 Form 10-K.

	At March 31, 2016	Inflows	Outflows	Distributions	Market Impact	Foreign Currency Impact	At June 30, 2016	Average for the Three Months Ended June 30, 2016
								Total AUM	Fee Rate

	(dollars in billions)								(in bps)
Equity	$81	$5	$(6)	$—	$1	$—	$81	$81	74
Fixed income	62	7	(8)	—	—	—	61	61	32
Liquidity	146	291	(289)	—	1	—	149	146	19
Alternative / Other products	116	9	(10)	(1)	1	—	115	116	74

Total assets under management or supervision	$405	$312	$(313)	$(1)	$3	$—	$406	$404	48

Shares of minority stake assets	8						8	8

	At March 31, 2015	Inflows	Outflows	Distributions	Market Impact	Foreign Currency Impact	At June 30, 2015	Average for the Three Months Ended June 30, 2015

								Total AUM	Fee Rate

	(dollars in billions)								(in bps)
Equity	$98	$3	$(7)	$—	$2	$—	$96	$98	71
Fixed income	65	6	(6)	—	(1)	—	64	65	33
Liquidity	131	306	(305)	—	—	—	132	131	9
Alternative / Other products	112	6	(5)	(2)	(1)	1	111	112	81

Total assets under management or supervision	$406	$321	$(323)	$(2)	$—	$1	$403	$406	47

Shares of minority stake assets	7						7	7

	At December 31, 2015	Inflows	Outflows	Distributions	Market Impact	Foreign Currency Impact	At June 30, 2016	Average for the Six Months Ended June 30, 2016

								Total AUM	Fee Rate

	(dollars in billions)								(in bps)
Equity	$83	$10	$(12)	$—	$—	$—	$81	$80	73
Fixed income	60	12	(14)	—	2	1	61	60	32
Liquidity	149	627	(627)	—	—	—	149	148	18
Alternative / Other products	114	14	(14)	(1)	1	1	115	115	77

Total assets under management or supervision	$406	$663	$(667)	$(1)	$3	$2	$406	$403	48

Shares of minority stake assets	8						8	8

	At December 31, 2014	Inflows	Outflows	Distributions	Market Impact	Foreign Currency Impact	At June 30, 2015	Average for the Six Months Ended June 30, 2015

								Total AUM	Fee Rate

	(dollars in billions)								(in bps)
Equity	$99	$7	$(14)	$—	$5	$(1)	$96	$99	70
Fixed income	65	12	(11)	—	—	(2)	64	65	32
Liquidity	128	589	(585)	—	—	—	132	129	9
Alternative / Other products	111	11	(10)	(2)	1	—	111	112	80

Total assets under management or supervision	$403	$619	$(620)	$(2)	$6	$(3)	$403	$405	47

Shares of minority stake assets	7						7	7

bps—Basis points

Supplemental Financial Information and Disclosures

U.S. Bank Subsidiaries

We provide loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through our U.S. bank subsidiaries, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”). The lending activities in the Institutional Securities business segment primarily include loans or lending commitments to corporate clients. The lending activities in the Wealth Management business segment primarily include securities-based lending that allows clients to borrow money against the value of qualifying securities and also include residential real estate loans. We expect our lending activities to continue to grow through further penetration of the Wealth Management business segments’ client base. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Item 3. For further discussion about loans and lending commitments, see Notes 7 and 11 to the consolidated financial statements in Item 1.

U.S. Bank Subsidiaries’ Supplemental Financial Information Excluding Transactions with Affiliated Entities

	At June 30, 2016	At December 31, 2015
	(dollars in billions)
U.S. Bank Subsidiaries assets	$175.1	$174.2
U.S. Bank Subsidiaries investment securities portfolio(1)	64.6	57.9
Wealth Management U.S. Bank Subsidiaries data:
Securities-based lending and other loans(2)	$31.4	$28.6
Residential real estate loans	22.7	20.9

Total	$54.1	$49.5

Institutional Securities U.S. Bank Subsidiaries data:
Corporate loans	$21.2	$22.9
Wholesale real estate loans	8.9	8.9

Total	$30.1	$31.8

(1)

The U.S. Bank Subsidiaries investment securities portfolio includes AFS investment securities of $54.2 billion at June 30, 2016 and $53.0 billion at December 31, 2015. The remaining balance represents held to maturity investment securities of $10.4 billion at June 30, 2016 and $4.9 billion at December 31, 2015.

(2)	Other loans primarily include tailored lending.

Income Tax Matters

The effective tax rate from continuing operations was 33.5% and 33.4% for the current quarter and current year period, respectively.

The effective tax rate from continuing operations was 32.8% and 22.9% for the prior year quarter and prior year period, respectively. The results for prior year period included a net discrete tax benefit of $564 million, primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify our legal entity organization in the U.K. Excluding this net discrete tax benefit, the effective tax rate from continuing operations for the prior year period would have been 33.1%.

Accounting Development Updates

The Financial Accounting Standards Board (the “FASB”) issued the following accounting updates which apply to us.

The following accounting updates are not expected to have a material impact in the consolidated financial statements:

•	Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance is effective as of January 1, 2017.

•	Improvements to Employee Share-Based Payment Accounting. This guidance is effective as of January 1, 2017.

•	Contingent Put and Call Options in Debt Instruments. This guidance is effective as of January 1, 2017.

•

Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance is effective as of January 1, 2018. On January 1, 2016, we early adopted a specific provision of the accounting update (see Note 2 to the consolidated financial statements in Item 1), with the remainder to be adopted on January 1, 2018.

The following accounting update will not have a material impact in the consolidated financial statements:

•	Simplifying the Transition to the Equity Method of Accounting.

The following accounting updates are currently being evaluated to determine the potential impact of adoption:

•

Financial Instruments – Credit Losses. This accounting update impacts the impairment model for certain financial assets measured at amortized cost such as loans held for investment and held to maturity debt securities. The amendments in this update will accelerate the recognition of credit losses by replacing the incurred loss impairment methodology with a current expected credit loss (“CECL”) methodology that requires an estimate of expected credit losses over the entire life of the financial asset. Additionally, although the CECL methodology will not apply to AFS debt securities, the update will require establishment of an allowance to reflect impairment of these securities, thereby eliminating the concept of a permanent write-down. This update is effective as of

January 1, 2020, with early adoption permitted as of January 1, 2019.

•

Leases. This accounting update requires lessees to recognize all leases with terms exceeding one year on the balance sheet which results in the recognition of a right of use asset and corresponding lease liability, including for those leases which we currently classify as operating leases. The right of use asset and lease liability will initially be measured using the present value of the remaining rental payments. The accounting for leases where we are the lessor is largely unchanged. This update is effective as of January 1, 2019 with early adoption permitted.

•

Revenue from Contracts with Customers. This accounting update aims to clarify the principles of revenue recognition, to develop a common revenue recognition standard across all industries for U.S. GAAP and International Financial Reporting Standards and to provide enhanced disclosures for users of the financial statements. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective as of January 1, 2018, with early adoption permitted as of January  1, 2017.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements in Item 1). We believe that of our significant accounting policies (see Note 2 to the consolidated financial statements in Item 8 of the 2015 Form 10-K and Note 2 to the consolidated financial statements in Item 1), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 of the 2015 Form 10-K.

Liquidity and Capital Resources

Senior management establishes liquidity and capital policies. Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of our asset and liability position. The Treasury Department, Firm Risk Committee, Asset and Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our consolidated balance sheets, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board and the Board’s Risk Committee.

The Balance Sheet

We monitor and evaluate the composition and size of our balance sheet on a regular basis. Our balance sheet management process includes quarterly planning, business-specific thresholds, monitoring of business-specific usage versus key performance metrics and new business impact assessments.

We establish balance sheet thresholds at the consolidated, business segment and business unit levels. We monitor balance sheet utilization and review variances resulting from business activity or market fluctuations. On a regular basis, we review current performance versus established thresholds and assess the need to re-allocate our balance sheet based on business unit needs. We also monitor key metrics, including asset and liability size, composition of the balance sheet and capital usage.

Total Assets by Business Segment

	At June 30, 2016
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents	$33,333	$22,757	$43	$56,133
Trading assets, at fair value	252,857	1,175	2,762	256,794
Investment securities	15,495	64,649	—	80,144
Securities purchased under agreements to resell	93,310	4,279	—	97,589
Securities borrowed	130,812	469	—	131,281
Customer and other receivables	30,720	21,597	510	52,827
Loans, net of allowance	38,898	54,267	—	93,165
Other assets(1)	45,948	13,608	1,384	60,940

Total assets	$641,373	$182,801	$4,699	$828,873

	At December 31, 2015
	Institutional Securities	Wealth Management	Investment Management	Total
	(dollars in millions)
Assets
Cash and cash equivalents	$22,356	$31,216	$511	$54,083
Trading assets, at fair value	236,174	883	2,448	239,505
Investment securities	14,124	57,858	1	71,983
Securities purchased under agreements to resell	83,205	4,452	—	87,657
Securities borrowed	141,971	445	—	142,416
Customer and other receivables	23,390	21,406	611	45,407
Loans, net of allowance	36,237	49,522	—	85,759
Other assets(1)	45,257	13,926	1,472	60,655

Total assets	$602,714	$179,708	$5,043	$787,465

(1)

Other assets primarily includes Cash deposited with clearing organizations or segregated under federal and other regulations or requirements; Other investments; Premises, equipment and software costs; Goodwill; Intangible assets and deferred tax assets.

A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides us with flexibility in managing the size of our balance sheet. Total assets increased to $829 billion at June 30, 2016 from $787 billion at December 31, 2015, due to increases in Trading assets, primarily U.S. government agency securities whose valuations increased as U.S. Treasury yields reached multiyear lows in the wake of the U.K. referendum. Other sovereign government obligations and over-the-counter (“OTC”) derivative contracts were also driven higher by interest rate and foreign exchange rate volatility which were also partly driven by the U.K. Referendum. See “U.K. Referendum” herein.

Securities Repurchase Agreements and Securities Lending

Securities borrowed or securities purchased under agreements to resell and securities loaned or securities sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 6 to the consolidated financial statements in Item 1).

Collateralized Financing Transactions and Average Balances

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Securities purchased under agreements to resell and Securities borrowed	$228,870	$230,073
Securities sold under agreements to repurchase and Securities loaned	$67,569	$56,050

Average Balance Three Months Ended June 30, 2016
(dollars in millions)
Securities purchased under agreements to resell and Securities borrowed	$240,086
Securities sold under agreements to repurchase and Securities loaned	$63,141

Securities purchased under agreements to resell and Securities borrowed period-end balances at June 30, 2016 were lower than the average balance during the current quarter driven by a general decrease in requirements for collateral and a reduction in short positions. Securities sold under agreements to repurchase and Securities loaned period-end balances at June 30, 2016 were higher than the average balance during the current quarter which is in line with the increase of inventory over the period. Securities purchased under agreements to resell and Securities borrowed and Securities sold under agreements to repurchase and Securities loaned period-end balances at December 31, 2015 were lower than the average balance during 2015. The balances moved in line with client financing activity and with general movements of inventory. Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions.

Other Securities Financing

The customer receivable portion of the securities financing transactions primarily includes customer margin loans, collateralized by customer-owned securities, which are segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes payables to our prime brokerage customers. Our risk exposure on these transactions is mitigated by collateral maintenance policies that limit our credit exposure to customers. Additionally, included within securities financing transactions were $10 billion and $11 billion at June 30, 2016 and December 31, 2015, respectively, related to fully collateralized securities-for-securities lending transactions represented in Trading assets.

Liquidity Risk Management Framework

The primary goal of our Liquidity Risk Management Framework is to ensure that we have access to adequate funding across a wide range of market conditions. The framework is designed to enable us to fulfill our financial obligations and support the execution of our business strategies.

The following principles guide our Liquidity Risk Management Framework:

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

The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and the Global Liquidity Reserve, which support our target liquidity profile. For a further discussion about our Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in Part II, Item 7 of the 2015 Form 10-K.

At June 30, 2016 and December 31, 2015, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

Global Liquidity Reserve

We maintain sufficient liquidity reserves to cover daily funding needs and to meet strategic liquidity targets sized by the Required Liquidity Framework and Liquidity Stress Tests. For a further discussion of our Global Liquidity Reserve, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2015 Form 10-K.

Global Liquidity Reserve by Type of Investment

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Cash deposits with banks	$11,812	$10,187
Cash deposits with central banks	39,479	39,774
Unencumbered highly liquid securities:
U.S. government obligations	80,560	72,265
U.S. agency and agency mortgage-backed securities	44,635	37,678
Non-U.S. sovereign obligations(1)	17,394	28,999
Other investment grade securities	13,575	14,361

Global Liquidity Reserve	$207,455	$203,264

(1)	Non-U.S. sovereign obligations are composed of unencumbered German, French, Dutch, U.K., Brazilian and Japanese government obligations.

Global Liquidity Reserve Managed by Bank and Non-Bank Legal Entities

	At June 30, 2016	At December 31, 2015	Daily Average Balance Three Months Ended June 30, 2016
		(dollars in millions)
Bank legal entities:
Domestic	$85,504	$88,432	$86,901
Foreign	5,558	5,896	5,368

Total Bank legal entities	91,062	94,328	92,269

Non-Bank legal entities:
Parent	61,087	54,810	61,380
Non-Parent	17,673	20,001	17,932

Total Domestic	78,760	74,811	79,312
Foreign	37,633	34,125	38,204

Total Non-Bank legal entities	116,393	108,936	117,516

Total	$207,455	$203,264	$209,785

Regulatory Liquidity Framework

The Basel Committee on Banking Supervision (the “Basel Committee”) has developed two standards intended for use in liquidity risk supervision: the Liquidity Coverage Ratio (“LCR”) and the Net Stable Funding Ratio (“NSFR”).

Liquidity Coverage Ratio

The LCR was developed to ensure banking organizations have sufficient high-quality liquid assets to cover net cash outflows arising from significant stress over 30 calendar days. This standard’s objective is to promote the short-term resilience of the liquidity risk profile of banking organizations.

The final rule to implement the LCR in the U.S. (“U.S. LCR”) applies to us and our U.S. Bank Subsidiaries and each is required to calculate its respective U.S. LCR on each business day. As of January 1, 2016, we and our U.S. Bank Subsidiaries are required to maintain a minimum U.S. LCR of 90%, and this minimum standard will reach the fully phased-in level of 100% beginning on January 1, 2017. In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has proposed rules that would require large banking organizations, including us, to publicly disclose certain qualitative and quantitative information about their U.S. LCR beginning in the third quarter of 2016. We are compliant with the minimum required U.S. LCR based on current interpretation and we continue to evaluate its impact on our liquidity and funding requirements.

Net Stable Funding Ratio

The objective of the NSFR is to reduce funding risk over a one-year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress. The Basel Committee finalized the NSFR framework in 2014. In the second quarter of 2016, the U.S. banking regulators issued a proposal to implement the NSFR in the U.S. The proposal would require a covered company to maintain an amount of available stable funding, which is calculated by applying standardized weightings to its equity and liabilities based on their expected stability, that is no less than the amount of its required stable funding, which is calculated by applying standardized weightings to its assets, derivatives exposures, and certain other off-balance sheet exposures based on their liquidity characteristics. If adopted as proposed, the requirements would apply to us and our U.S. Bank Subsidiaries from January 1, 2018. We are evaluating the potential impact of the proposal, which is subject to public comment and further rulemaking procedures.

Funding Management

We manage our funding in a manner that reduces the risk of disruption to our operations. We pursue a strategy of diversification of secured and unsecured funding sources (by product, investor and region) and attempt to ensure that the tenor of our liabilities equals or exceeds the expected holding period of the assets being financed.

We fund our balance sheet on a global basis through diverse sources. These sources may include our equity capital, long-term debt, securities sold under agreements to repurchase (“repurchase agreements”), securities lending, deposits, commercial paper, letters of credit and lines of credit. We have active financing programs for both standard and structured products targeting global investors and currencies.

Secured Financing

For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in Part II, Item 7 of the 2015 Form 10-K.

At June 30, 2016 and December 31, 2015, the weighted average maturity of our secured financing against less liquid assets was greater than 120 days.

Unsecured Financing

For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in Part II, Item 7 of the 2015 Form 10-K. When appropriate, we may use derivative products to conduct asset and liability management and to make adjustments to our interest rate and structured borrowings risk profile (see Note 4 to the consolidated financial statements in Item 1).

Deposits

Available funding sources to our bank subsidiaries include time deposits, money market deposit accounts, demand deposit accounts, repurchase agreements, federal funds purchased, commercial paper and Federal Home Loan Bank advances. The vast majority of deposits in our U.S. Bank Subsidiaries are sourced from our retail brokerage accounts and are considered to have stable, low-cost funding characteristics. At June 30, 2016 and December 31, 2015 deposits were $152,693 million and $156,034 million, respectively (see Note 9 to the consolidated financial statements in Item 1).

Short-Term Borrowings

Our unsecured short-term borrowings may consist of bank loans, bank notes, commercial paper and structured notes with maturities of 12 months or less at issuance. At June 30, 2016 and December 31, 2015, we had approximately $880 million and $2,173 million, respectively, in Short-term borrowings.

Long-Term Borrowings

We believe that accessing debt investors through multiple distribution channels helps provide consistent access to the unsecured markets. In addition, the issuance of long-term debt allows us to reduce reliance on short-term credit sensitive instruments. Long-term borrowings are generally managed to achieve staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients across regions, currencies and product types. Availability and cost of financing to us can vary depending on market conditions, the volume of certain trading and lending activities, our credit ratings and the overall availability of credit.

We may engage in various transactions in the credit markets (including, for example, debt retirements) that we believe are in our best interests and our investors.

Long-term Borrowings by Maturity Profile

	Parent	Subsidiaries	Total
	(dollars in millions)
Due in 2016	$6,807	$3,442	$10,249
Due in 2017	22,232	1,322	23,554
Due in 2018	18,161	1,126	19,287
Due in 2019	20,534	896	21,430
Due in 2020	16,326	911	17,237
Thereafter	67,752	3,983	71,735

Total	$151,812	$11,680	$163,492

For further information on Long-term borrowings, see Notes 10 and 20 to the consolidated financial statements in Item 1.

Credit Ratings

We rely on external sources to finance a significant portion of our day-to-day operations. The cost and availability of financing generally are impacted by, among other things, our credit ratings. In addition, our credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Rating agencies consider company-specific factors; other industry factors such as regulatory or legislative changes; the macroeconomic environment; and perceived levels of government support, among other things.

As of December 2, 2015, our credit ratings no longer incorporate uplift from perceived government support from any rating agency given the significant progress of the U.S. financial reform legislation and regulations. Meanwhile, some rating agencies have stated that they currently incorporate various degrees of credit rating uplift from non-governmental third-party sources of potential support.

Parent and MSBNA’s Senior Unsecured Ratings at July 29, 2016

Parent
	Short-Term Debt	Long-Term Debt	Rating Outlook

DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Stable
Moody’s Investors Service, Inc.	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A-	Stable
Standard & Poor’s Ratings Services	A-2	BBB+	Stable

Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	—	—	—
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	—	—	—
Standard & Poor’s Ratings Services	A-1	A	Positive Watch

In connection with certain OTC trading agreements and certain other agreements where we are a liquidity provider to certain financing vehicles associated with the Institutional Securities business segment, we may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties or pledge additional collateral to certain exchanges and clearing organizations in the event of a future credit rating downgrade irrespective of whether we are in a net asset or net liability position.

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”). The following table shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios, from the lowest of Moody’s or S&P ratings, based on the relevant contractual downgrade triggers.

Incremental Collateral or Terminating Payments upon Potential Future Rating Downgrade

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
One-notch downgrade	$1,118	$1,169
Two-notch downgrade	1,330	1,465

While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact it would have on our business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among others, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior and future mitigating actions we might take. The liquidity impact of additional collateral requirements is included in our Liquidity Stress Tests.

Capital Management

Senior management views capital as an important source of financial strength. We actively manage our consolidated capital position based upon, among other things, business opportunities, risks, capital availability and rates of return together with internal capital policies, regulatory requirements and rating agency guidelines and, therefore, in the future may expand or contract our capital base to address the changing needs of our businesses. We attempt to maintain total capital, on a consolidated basis, at least equal to the sum of our operating subsidiaries’ required equity.

We repurchased approximately $625 million of our outstanding common stock as part of our share repurchase program during the current quarter and $1,250 million during the current year period. We repurchased approximately $625 million during the prior year quarter and $875 million in the prior year period (see Note 14 to the consolidated financial statements in Item 1).

Pursuant to the share repurchase program, we consider, among other things, business segment capital needs, as well as stock-based compensation and benefit plan requirements. Share repurchases under our program will be exercised from time to time at prices we deem appropriate subject to various factors, including our capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases are subject to regulatory approval (see also “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of the 2015 Form 10-K).

In June 2016, we received a conditional non-objection from the Federal Reserve to our 2016 capital plan. The capital plan included a share repurchase of up to $3.5 billion of our outstanding common stock during the period beginning July 1, 2016 through June 30, 2017. Additionally, the capital plan included an increase in the quarterly common stock dividend to $0.20 per share from $0.15 per share during the period beginning with the dividend declared on July 20, 2016 (see Note 20 to the consolidated financial statements in Item 1). The Federal Reserve Board also asked us to submit an additional capital plan by December 29, 2016 addressing weaknesses identified in our capital planning process.

The Board determines the declaration and payment of dividends on a quarterly basis. On July 20, 2016, we announced that the Board declared a quarterly dividend per common share of $0.20. The dividend is payable on August 15, 2016 to common shareholders of record on July 29, 2016 (see Note 20 to the consolidated financial statements in Item 1).

On June 15, 2016, we announced that the Board declared a quarterly dividend for preferred stock shareholders of record on June 30, 2016 that was paid on July 15, 2016.

Trust Preferred Securities

On July 19, 2016, we announced that Morgan Stanley Capital Trust III, Morgan Stanley Capital Trust IV and Morgan Stanley Capital Trust V will redeem all of their issued and outstanding Capital Securities on August 18, 2016, and that Morgan Stanley Capital Trust VIII will redeem all of its issued and outstanding Capital Securities on August 3, 2016, pursuant to the optional redemption provisions provided in the respective governing documents. In the aggregate, $2.8 billion will be redeemed. We will concurrently redeem the related underlying junior subordinated debentures.

Tangible Equity

Tangible Equity Measures—Period End and Average

	Balance at		Monthly Average Balance Three Months Ended June 30, 2016
	June 30, 2016	December 31, 2015
	(dollars in millions)
Common equity	$69,596	$67,662	$68,951
Preferred equity	7,520	7,520	7,520

Morgan Stanley shareholders’ equity	77,116	75,182	76,471
Junior subordinated debentures issued to capital trusts	2,853	2,870	2,851
Less: Goodwill and net intangible assets	(9,411)	(9,564)	(9,451)

Tangible Morgan Stanley shareholders’ equity(1)	$70,558	$68,488	$69,871

Common equity	$69,596	$67,662	$68,951
Less: Goodwill and net intangible assets	(9,411)	(9,564)	(9,451)

Tangible common equity(1)	$60,185	$58,098	$59,500

(1)	Tangible Morgan Stanley shareholders’ equity and tangible common equity are non-GAAP financial measures that we and investors consider to be a useful measure to assess capital adequacy.

Regulatory Requirements

Regulatory Capital Framework

We are a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and are subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for us, including well-capitalized standards, and evaluates our compliance with such capital requirements. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The Basel Committee has finalized revisions to the Basel III framework that, if adopted by the U.S. banking agencies, could result in substantial changes to our capital requirements. In particular, the Basel Committee has finalized a new standardized approach methodology for calculating counterparty credit risk exposures in derivatives transactions, and revised frameworks for market risk, interest rate risk in the banking book, and securitization capital requirements. In addition, the Basel Committee has proposed revisions to various regulatory capital standards, the impact of which is uncertain and depends on future rulemakings by the U.S. banking agencies.

Regulatory Capital Requirements

We are required to maintain minimum risk-based and leverage capital ratios under the regulatory capital requirements. A summary of the calculations of regulatory capital, risk-weighted assets (“RWAs”) and transition provisions follows. For a further discussion of these calculations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Implementation of U.S. Basel III” in Part II, Item 7 of the 2015 Form 10-K.

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

In addition to the minimum risk-based capital ratio requirements, on a fully phased-in basis by 2019, we will be subject to:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 global systemically important bank (“G-SIB”) capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 countercyclical capital buffer, currently set by banking regulators at zero (collectively, the “buffers”).

In 2016, the phase-in amount for each of the buffers is 25% of the fully phased-in buffer requirement. Failure to maintain the buffers will result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in Part II, Item 7 of the 2015 Form 10-K.

Risk-Weighted Assets.    RWAs reflect both our on- and off-balance sheet risk as well as capital charges attributable to the risk of loss arising from the following:

•	Credit risk: The failure of a borrower, counterparty or issuer to meet its financial obligation to us;

•	Market risk: Adverse changes in the level of one or more market prices, rate, indices, implied volatilities, correlations or other market factors, such as market liquidity; and

•	Operational risk: Inadequate or failed processes, people and systems or external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets).

Our binding risk-based capital ratios for regulatory purposes are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”); and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (the “Advanced Approach”). At June 30, 2016, our binding ratios are based on the Advanced Approach transitional rules.

The methods for calculating each of our risk-based capital ratios will change through January 1, 2022 as aspects of the capital rules are phased in. These changes may result in differences in our reported capital ratios from one reporting period to the next that are independent of changes to our capital base, asset composition, off-balance sheet exposures or risk profile.

Minimum Risk-Based Capital Ratios: Transitional Provisions

(1)	These ratios assume the requirements for the G-SIB capital surcharge (3.0%) and countercyclical capital buffer (zero) remain at current levels.

Transitional and Fully Phased-In Regulatory Capital Ratios

	At June 30, 2016
	Transitional		Fully Phased-In
	Standardized	Advanced	Standardized	Advanced
	(dollars in millions)
Risk-based capital:
Common Equity Tier 1 capital	$59,796	$59,796	$57,556	$57,556
Tier 1 capital	66,782	66,782	65,274	65,274
Total capital	80,142	79,830	76,982	76,670
Total RWAs	342,504	355,982	352,692	366,781
Common Equity Tier 1 capital ratio	17.5%	16.8%	16.3%	15.7%
Tier 1 capital ratio	19.5%	18.8%	18.5%	17.8%
Total capital ratio	23.4%	22.4%	21.8%	20.9%
Leverage-based capital:
Adjusted average assets(1)	804,511	N/A	803,377	N/A
Tier 1 leverage ratio(2)	8.3%	N/A	8.1%	N/A

	At December 31, 2015
	Transitional		Fully Phased-In
	Standardized	Advanced	Standardized	Advanced
	(dollars in millions)
Risk-based capital:
Common Equity Tier 1 capital	$59,409	$59,409	$55,441	$55,441
Tier 1 capital	66,722	66,722	63,000	63,000
Total capital	79,663	79,403	73,858	73,598
Total RWAs	362,920	384,162	373,421	395,277
Common Equity Tier 1 capital ratio	16.4%	15.5%	14.8%	14.0%
Tier 1 capital ratio	18.4%	17.4%	16.9%	15.9%
Total capital ratio	22.0%	20.7%	19.8%	18.6%
Leverage-based capital:
Adjusted average assets(1)	803,574	N/A	801,346	N/A
Tier 1 leverage ratio(2)	8.3%	N/A	7.9%	N/A

N/A—Not Applicable

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

The fully phased-in basis pro forma estimates in the previous tables are based on our current understanding of the capital rules and other factors, which may be subject to change as we receive additional clarification and implementation guidance from the Federal Reserve and as the interpretation of the regulation evolves over time. These fully phased-in pro forma estimates are non-GAAP financial measures that we consider to be useful measures for us, investors and analysts in evaluating compliance with new regulatory capital requirements that were not yet effective at June 30, 2016. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what our capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect our future results, see “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

Well-Capitalized Minimum Regulatory Capital Ratios for U.S. Bank Subsidiaries

At June 30, 2016
Common Equity Tier 1 risk-based capital ratio	6.5%
Tier 1 risk-based capital ratio	8.0%
Total risk-based capital ratio	10.0%
Tier 1 leverage ratio	5.0%

For us to remain a financial holding company, our U.S. Bank Subsidiaries must qualify as well-capitalized by maintaining the minimum ratio requirements set forth in the previous table. The Federal Reserve has not yet revised the well-capitalized standard for financial holding companies to reflect the higher capital standards required for us under the capital rules. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of our risk-based capital ratios and Tier 1 leverage ratio at June 30, 2016 would have exceeded the revised well-capitalized standard. The Federal Reserve may require us to maintain risk- and leverage-based capital ratios

substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

Regulatory Capital Calculated under Advanced Approach Transitional Rules

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Common Equity Tier 1 capital:
Common stock and surplus	$19,091	$20,114
Retained earnings	51,410	49,204
Accumulated other comprehensive income (loss)	(905)	(1,656)
Regulatory adjustments and deductions:
Net goodwill	(6,582)	(6,582)
Net intangible assets (other than goodwill and mortgage servicing assets)	(1,698)	(1,192)
Credit spread premium over risk-free rate for derivative liabilities	(428)	(202)
Net deferred tax assets	(888)	(675)
Net after-tax debt valuation adjustments(1)	(20)	156
Adjustments related to accumulated other comprehensive income	61	411
Other adjustments and deductions	(245)	(169)

Total Common Equity Tier 1 capital	$59,796	$59,409

Additional Tier 1 capital:
Preferred stock	$7,520	$7,520
Trust preferred securities	—	702
Noncontrolling interests	653	678
Regulatory adjustments and deductions:
Net deferred tax assets	(592)	(1,012)
Credit spread premium over risk-free rate for derivative liabilities	(286)	(303)
Net after-tax debt valuation adjustments(1)	(13)	233
Other adjustments and deductions	(156)	(253)

Additional Tier 1 capital	$7,126	$7,565

Deduction for investments in covered funds	(140)	(252)

Total Tier 1 capital	$66,782	$66,722

Tier 2 capital:
Subordinated debt	$11,120	$10,404
Trust preferred securities	1,675	2,106
Other qualifying amounts	58	35
Regulatory adjustments and deductions	195	136

Total Tier 2 capital	$13,048	$12,681

Total capital	$79,830	$79,403

(1)

In connection with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, related to DVA, the aggregate balance of net after-tax valuation adjustments was reduced by $77 million as of January 1, 2016.

Roll-forward of Regulatory Capital Calculated under Advanced Approach Transitional Rules

Six Months Ended June 30, 2016
(dollars in millions)
Common Equity Tier 1 capital:
Common Equity Tier 1 capital at December 31, 2015	$59,409
Change related to the following items:
Value of shareholders’ common equity	1,934
Net intangible assets (other than goodwill and mortgage servicing assets)	(506)
Credit spread premium over risk-free rate for derivative liabilities	(226)
Net deferred tax assets	(213)
Net after-tax debt valuation adjustments(1)	(176)
Adjustments related to accumulated other comprehensive income	(350)
Other deductions and adjustments	(76)

Common Equity Tier 1 capital at June 30, 2016	$59,796

Additional Tier 1 capital:
Additional Tier 1 capital at December 31, 2015	$7,565
Change related to the following items:
Trust preferred securities	(702)
Noncontrolling interests	(25)
Net deferred tax assets	420
Credit spread premium over risk-free rate for derivative liabilities	17
Net after-tax debt valuation adjustments(1)	(246)
Other adjustments and deductions	97

Additional Tier 1 capital at June 30, 2016	7,126

Deduction for investments in covered funds at December 31, 2015	(252)
Deduction for investments in covered funds	112

Deduction for investments in covered funds at June 30, 2016	(140)

Tier 1 capital at June 30, 2016	$66,782

Tier 2 capital:
Tier 2 capital at December 31, 2015	$12,681
Change related to the following items:
Subordinated debt	716
Trust preferred securities	(431)
Noncontrolling interests	23
Other adjustments and deductions	59

Tier 2 capital at June 30, 2016	$13,048

Total capital at June 30, 2016	$79,830

(1)

In connection with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, related to DVA, the aggregate balance of net after-tax valuation adjustments was reduced by $77 million as of January 1, 2016.

Roll-forward of RWAs Calculated under Advanced Approach Transitional Rules

Six Months Ended June 30, 2016(1)
(dollars in millions)
Credit risk RWAs:
Balance at December 31, 2015	$173,586
Change related to the following items:
Derivatives	1,624
Securities financing transactions	1,239
Other counterparty credit risk	79
Securitizations	(3,246)
Credit valuation adjustment	3,256
Investment securities	1,179
Loans	(7,943)
Cash	1,148
Equity investments	(1,201)
Other credit risk(2)	(1,366)

Total change in credit risk RWAs	$(5,231)

Balance at June 30, 2016	$168,355

Market risk RWAs:
Balance at December 31, 2015	$71,476
Change related to the following items:
Regulatory VaR	(1,107)
Regulatory stressed VaR	(5,436)
Incremental risk charge	(64)
Comprehensive risk measure	(1,396)
Specific risk:
Non-securitizations	(577)
Securitizations	(3,308)

Total change in market risk RWAs	$(11,888)

Balance at June 30, 2016	$59,588

Operational risk RWAs:
Balance at December 31, 2015	$139,100
Change in operational risk RWAs(3)	(11,061)

Balance at June 30, 2016	$128,039

Total RWAs	$355,982

VaR—Value-at-Risk
(1)	The RWAs for each category in the table reflect both on- and off-balance sheet exposures, where appropriate.
(2)	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions.
(3)	Amount reflects a reduction in the internal loss data related to litigation utilized in the operational risk capital model.

Supplementary Leverage Ratio

We and our U.S. Bank Subsidiaries are required to publicly disclose our supplementary leverage ratios, which will become effective as a capital standard on January 1, 2018. By January 1, 2018, we must also maintain a Tier 1 supplementary leverage capital buffer of at least 2% in addition to the 3% minimum supplementary leverage ratio (for a total of at least 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. In addition, beginning in 2018, our U.S. Bank Subsidiaries must maintain a supplementary leverage ratio of 6% to be considered well-capitalized.

Pro Forma Supplementary Leverage Exposure and Ratio on a Transitional Basis

	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Total assets	$828,873	$ 787,465
Average total assets(1)	$814,816	$ 813,715
Adjustments(2)(3)	252,291	284,090

Pro forma supplementary leverage exposure	$1,067,107	$ 1,097,805

Pro forma supplementary leverage ratio	6.3%	6.1%

____________

(1)	Computed as the average daily balance of consolidated total assets under U.S. GAAP during the calendar quarter.
(2)	Computed as the arithmetic mean of the month-end balances over the calendar quarter.
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

Based on our current understanding of the rules and other factors, we estimate our pro forma fully phased-in supplementary leverage ratio to be approximately 6.1% and 5.8% at June 30, 2016 and December 31, 2015, respectively. This estimate utilizes a fully phased-in Tier 1 capital numerator and a fully phased-in denominator of approximately $1,066.0 billion and $1,095.6 billion at June 30, 2016 and December 31, 2015, respectively, which takes into consideration the Tier 1 capital deductions that would be applicable in 2018 after the phase-in period has ended.

U.S. Subsidiary Banks’ Pro Forma Supplementary Leverage Ratios on a Transitional Basis

	At June 30, 2016	At December 31, 2015
MSBNA	8.0%	7.3%
MSPBNA	11.0%	10.3%

The pro forma supplementary leverage exposures and pro forma supplementary leverage ratios, both on transitional and fully phased-in bases, are non-GAAP financial measures that we consider to be useful measures for us, investors and analysts in evaluating prospective compliance with new regulatory capital requirements that have not yet become effective. Our estimates are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what our supplementary leverage ratios, earnings, assets or exposures will actually be at future dates. For a discussion of risks and uncertainties that may affect our future results, see “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

Total Loss-Absorbing Capacity and Long-Term Debt Requirements

The Federal Reserve has proposed a rule for top-tier bank holding companies of U.S. G-SIBs (“covered BHCs”), including the Parent, that establishes external total loss-absorbing capacity (“TLAC”) and long-term debt (“LTD”) requirements. The proposal contains various definitions and restrictions, such as requiring eligible LTD to be unsecured, have a remaining maturity of one year or more, and not have derivative-linked features, such as structured notes. The proposal would also impose restrictions on certain liabilities that covered BHCs may incur or have outstanding, including structured notes, as well as require all U.S. banking organizations supervised by the Federal Reserve with assets of at least $1 billion to make certain deductions from capital for their investments in unsecured debt issued by covered BHCs. For a further discussion of TLAC and LTD requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity and Long-Term Debt Requirements” in Part II, Item 7 of the 2015 Form 10-K. For discussions about the implication of the single point of entry (“SPOE”) resolution strategy and the TLAC proposal, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1 and “Risk Factors—Legal, Regulatory and Compliance Risk” in Part I, Item 1A of the 2015 Form 10-K.

Capital Plans and Stress Tests

Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including us, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework.

On April 5, 2016, we submitted our 2016 CCAR capital plan, and summary results of the Dodd-Frank Act and CCAR supervisory stress tests were published by the Federal Reserve in June. We exceeded all stressed capital ratio minimum requirements in the Federal Reserve severely adverse scenario, and our quantitative capital results improved from our prior year submission. In June

2016, we received a conditional non-objection from the Federal Reserve to our 2016 capital plan (see “Capital Management” herein). As required, we disclosed a summary of the result of our company-run stress tests on June 23, 2016. The Federal Reserve Board also asked us to submit an additional capital plan by December 29, 2016 addressing weaknesses identified in our capital planning process. Future capital distributions may be restricted if these identified weaknesses are not satisfactorily addressed when the Federal Reserve reviews our resubmitted capital plan. Pursuant to the conditional non-objection, we are able to execute the capital actions set forth in our 2016 capital plan, which include increasing our common stock dividend to $0.20 per share beginning in the third quarter of 2016 and executing share repurchases of $3.5 billion during the period July 1, 2016 through June 30, 2017. In addition, we must submit the results of our mid-cycle company-run stress test to the Federal Reserve by October 5, 2016 and disclose a summary of the results between October 5, 2016 and November 4, 2016.

The Dodd-Frank Act also requires each of our U.S. Bank Subsidiaries to conduct an annual stress test. MSBNA and MSPBNA submitted their 2016 annual company-run stress tests to the OCC on April 5, 2016 and published a summary of their stress test results on June 23, 2016.

For a further discussion of our capital plans and stress tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests” in Part II, Item 7 of the 2015 Form 10-K.

Attribution of Average Common Equity according to the Required Capital Framework

Our required capital (“Required Capital”) estimation is based on the Required Capital framework, an internal capital adequacy measure. Common equity attribution to the business segments is based on capital usage calculated by the Required Capital framework, as well as each business segment’s relative contribution to our total Required Capital. Required Capital is assessed for each business segment and further attributed to product lines. This process is intended to align capital with the risks in each business segment in order to allow senior management to evaluate returns on a risk-adjusted basis.

The Required Capital framework is a risk-based and leverage use-of-capital measure, which is compared with our regulatory capital to ensure that we maintain an amount of going concern capital after absorbing potential losses from stress events, where applicable, at a point in time. We define the difference between our total average common equity and the sum of the average common equity amounts allocated to our business segments as Parent equity. We generally hold Parent equity for prospective regulatory requirements, organic growth, acquisitions and other capital needs.

Effective January 1, 2016, the common equity estimation and attribution to the business segments are based on our fully phased-in regulatory capital, including supplementary leverage and stress losses (which results in more capital being attributed to the business segments), whereas prior periods were attributed based on transitional regulatory capital provisions. Also, beginning in 2016, the amount of capital allocated to the business segments will be set at the beginning of each year, and will remain fixed throughout the year, until the next annual reset. Differences between available and Required Capital will be reflected in Parent equity during the year. Periods prior to 2016 have not been recast under the new methodology.

The Required Capital framework is expected to evolve over time in response to changes in the business and regulatory environment and to incorporate enhancements in modeling techniques. We will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

Average Common Equity by Business Segment and Parent Equity

	Three Months Ended(1) June 30,		Six Months Ended(1) June 30,
	2016	2015	2016	2015
	(dollars in billions)
Institutional Securities	$43.2	$35.3	$43.2	$36.1
Wealth Management	15.3	11.3	15.3	10.9
Investment Management	2.8	2.3	2.8	2.3
Parent	7.7	18.3	7.3	17.0

Total	$69.0	$67.2	$68.6	$66.3

(1)	Amounts are calculated on a monthly basis. Average common equity is a non-GAAP financial measure that we consider to be a useful measure for us, investors and analysts to assess capital adequacy.

Regulatory Developments

Resolution and Recovery Planning

Pursuant to the Dodd-Frank Act, we are required to submit to the Federal Reserve and the FDIC an annual resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. Our preferred resolution strategy, which is set out in our 2015 resolution plan, is an SPOE strategy. On April 12, 2016, the Federal Reserve and the FDIC notified us of certain shortcomings in our 2015 resolution plan. The Federal Reserve, but not the FDIC, viewed one of the shortcomings as a deficiency, and there was not a joint determination that our 2015 resolution plan was not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code. We are required to respond with a status report on our actions to address the shortcomings and a public section that explains those actions by October 1, 2016. Our next full resolution plan submission will be on July 1, 2017. If the Federal Reserve and the FDIC were, at a later time, to jointly determine that our 2017 resolution plan is not credible or would not facilitate an orderly resolution, and if we were unable to address any deficiencies at that later time, we or any of our subsidiaries may be subjected to more stringent capital, leverage, or liquidity requirements or restrictions on our growth, activities, or operations, or, after a two-year period, we may be required to divest assets or operations.

In May 2016, the Federal Reserve proposed a rule that would impose contractual requirements on certain “qualified financial contracts” (“covered QFCs”) to which U.S. G-SIBs, including us, and their subsidiaries (“covered entities”) are parties. While national banks and savings associations are not “covered entities” under the proposed rule, the OCC is expected to propose a rule that would subject national banks, including our U.S. Bank Subsidiaries, to substantively identical requirements. Under the proposal, covered QFCs must expressly provide that transfer restrictions and default rights against a covered entity are limited to the same extent as provided under the Federal Deposit Insurance Act and Title II of the Dodd-Frank Act and their implementing regulations. In addition, covered QFCs may not permit the exercise of cross-default rights against a covered entity based on an affiliate’s entry into insolvency, resolution or similar proceedings. If adopted as proposed, the requirements would take effect at the start of the first calendar quarter that begins at least one year after the final rule is issued. We are evaluating the potential impact of the proposal, which is subject to public comment and further rulemaking procedures.

For more information about resolution and recovery planning requirements and our activities in these areas, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1 of the 2015 Form 10-K.

Single-Counterparty Credit Limits

In March 2016, the Federal Reserve re-proposed rules that would establish single-counterparty credit limits for large banking organizations (“covered companies”), with more stringent limits for the largest covered companies. U.S. G-SIBs, including us, would be subject to a limit of 15% of Tier 1 capital for credit exposures to any “major counterparty” (defined as other U.S. G-SIBs, foreign G-SIBs and nonbank systemically important financial institutions supervised by the Federal Reserve) and to a limit of 25% of Tier 1 capital for credit exposures to any other unaffiliated counterparty. We are evaluating the potential impact of the proposed rules.

Compensation Practices

In the second quarter of 2016, the federal regulatory agencies required under the Dodd-Frank Act to issue regulations relating to the compensation practices of covered financial institutions, including us, re-proposed rules that if implemented would require, among other things, the deferral of a percentage of certain incentive-based compensation for senior executives and certain other employees and, under certain circumstances, “clawback” of incentive-based compensation. We are evaluating the proposal, which is subject to public comment and further rulemaking procedures.

Legacy Covered Funds under the Volcker Rule

The Volcker Rule prohibits certain investments and relationships by banking entities, such as us, with “covered funds,” with a number of exemptions and exclusions. The Federal Reserve has extended the conformance period until July 21, 2017 for investments in, and relationships with, covered funds that were in place before December 31, 2013, referred to as “legacy covered funds.” On July 7, 2016, the Federal Reserve stated that it will continue to consider whether to take action regarding the additional extended five-year transition period for certain legacy covered funds that are also illiquid funds and that it expects to provide more information in the near term as to how it will address applications by banking entities seeking the statutory extension for this limited category of legacy covered funds. We currently have investments in, and relationships with, legacy covered funds that are illiquid. We expect to be able to divest or conform many of our legacy covered fund investments and relationships by July 2017, but, for certain illiquid funds, we expect to request further conformance extensions.

Proposed U.S. Department of the Treasury Regulations

On April 4, 2016, the U.S. Department of the Treasury released proposed regulations under Section 385 of the U.S. tax code addressing, among other things, the treatment of certain related-party indebtedness as equity for U.S. federal income tax purposes. The proposed regulations are subject to change, and may or may not be issued as final in their current form. If adopted as proposed, the requirements would generally be effective for financial instruments issued after April 4, 2016. We are currently evaluating the potential adverse impact on our future effective tax rate of the proposed regulations.

Off-Balance Sheet Arrangements

We enter into various off-balance sheet arrangements, including through unconsolidated special purpose entities (“SPEs”) and lending-related financial instruments (e.g., guarantees and commitments), primarily in connection with the Institutional Securities and Investment Management business segments.

We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 12 to the consolidated financial statements in Item 1.

For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 11 to the consolidated financial statements in Item 1. For further information on our lending commitments, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities” in Item 3.

Effects of Inflation and Changes in Interest and Foreign Exchange Rates

For a discussion of the effects of inflation and changes in interest and foreign exchange rates on our business and financial results and strategies to mitigate potential exposures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Effects of Inflation and Changes in Interest and Foreign Exchange Rates” in Part II, Item 7 of the 2015 Form 10-K.

U.K. Referendum

On June 23, 2016, the U.K. electorate voted to leave the European Union (the “EU”). It is difficult to predict the future of the U.K.’s relationship with the EU, which uncertainty may increase the volatility in the global financial markets in the short- and medium-term. There are several alternative models of relationship that the U.K. might seek to negotiate with the EU, the timeframe for which is uncertain but could take two years or more. The regulatory framework applicable to financial institutions with significant operations in Europe, such as us, is expected to evolve and specific and meaningful information regarding the long-term consequences of the vote is expected to become clearer over time. We will continue to evaluate various courses of action in the context of the development of the U.K.’s withdrawal from the EU and the referendum’s potential impact on our operations. For further information regarding our exposure to the U.K., see also “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure” in Part I, Item 3.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Risk Management

Management believes effective risk management is vital to the success of our business activities. For a discussion of our risk management functions, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the 2015 Form 10-K.

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, we incur trading-related market risk within the Wealth Management business segment. The Institutional Securities and Wealth Management business segments incur non-trading interest rate risk primarily from lending and deposit taking activities. The Investment Management business segment primarily incurs non-trading market risk from investments in private equity and real estate funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A of the 2015 Form 10-K.

VaR

We use the statistical technique known as VaR as one of the tools used to measure, monitor and review the market risk exposures of our trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations.    For information regarding our VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk—Sales and Trading and Related Activities—VaR Methodology, Assumptions and Limitations” in Part II, Item 7A of the 2015 Form 10-K.

We utilize the same VaR model for risk management purposes as well as for regulatory capital calculations as approved by our regulators.

The portfolio of positions used for our VaR for risk management purposes (“Management VaR”) differs from that used for regulatory capital requirements (“Regulatory VaR”). Management VaR contains certain positions that are excluded from Regulatory VaR. Examples include counterparty Credit Valuation Adjustments (“CVA”) and related hedges, as well as loans that are carried at fair value and associated hedges.

The following table presents the Management VaR for the Trading portfolio, on a period-end, quarterly average and quarterly high and low basis. To further enhance the transparency of the traded market risk, the Credit Portfolio VaR has been disclosed as a separate category from the Primary Risk Categories.

Trading Risks

95%/One-Day Management VaR

	95%/One-Day VaR for the Quarter Ended June 30, 2016				95%/One-Day VaR for the Quarter Ended March 31, 2016
Market Risk Category	Period End	Average	High	Low	Period End	Average	High	Low
	(dollars in millions)
Interest rate and credit spread	$26	32	38	26	$35	$33	$39	$28
Equity price	20	17	43	13	16	18	26	14
Foreign exchange rate	10	7	12	6	7	7	11	5
Commodity price	9	10	12	9	11	11	13	10
Less: Diversification benefit(1)(2)	(32)	(28)	N/A	N/A	(30)	(27)	N/A	N/A

Primary Risk Categories	$33	38	61	31	$39	$42	$53	$34

Credit Portfolio	22	20	23	18	19	16	20	12
Less: Diversification benefit(1)(2)	(13)	(12)	N/A	N/A	(11)	(12)	N/A	N/A

Total Management VaR	$42	46	68	39	$47	$46	$55	$39

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

The average Total Management VaR for the quarter ended June 30, 2016 (“current quarter”) was $46 million, which was consistent with $46 million for the quarter ended March 31, 2016 (“last quarter”).

The average Management VaR for the Primary Risk Categories for the current quarter was $38 million compared with $42 million for the last quarter. The decrease was driven by an overall reduction in risk exposures across the Sales and Trading businesses.

Distribution of VaR Statistics and Net Revenues for the Current Quarter.    One method of evaluating the reasonableness of our VaR model as a measure of our potential volatility of net revenues is to compare VaR with actual trading revenues. Assuming no intraday trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model would be questioned. We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The distribution of VaR Statistics and Net Revenues is presented in the following histograms for the Total Trading populations.

Total Trading.    As shown in the 95%/One-Day Management VaR table, the average 95%/one-day Total Management VaR for the current quarter was $46 million. The following histogram presents the distribution of the daily 95%/one-day Total Management VaR for the current quarter, which was in a range between $40 million and $50 million for approximately 91% of trading days during the quarter.

The following histogram shows the distribution for the current quarter of daily net trading revenues, including profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price and Credit Portfolio positions and intraday trading activities, for our Trading businesses. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the current quarter, we experienced net trading losses on 3 days, of which no day was in excess of the 95%/one-day Total Management VaR.

Non-trading Risks

We believe that sensitivity analysis is an appropriate representation of our non-trading risks. Reflected below is this analysis covering substantially all of the non-trading risk in our portfolio.

Counterparty Exposure Related to Our Own Credit Spread.    The credit spread risk sensitivity of the counterparty exposure related to our own credit spread corresponded to an increase in value of approximately $7 million for each 1 basis point widening in our credit spread level at both June 30, 2016 and March 31, 2016.

Funding Liabilities.    The credit spread risk sensitivity of our mark-to-market funding liabilities corresponded to an increase in value of approximately $15 million and $13 million for each 1 basis point widening in our credit spread level at June 30, 2016 and March 31, 2016, respectively.

Interest Rate Risk Sensitivity.    The following table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for our U.S. Bank Subsidiaries. These shocks are applied to our 12-month forecast for our U.S. Bank Subsidiaries, which incorporates market expectations of interest rates and our forecasted business activity, including our deposit deployment strategy and asset-liability management hedges.

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

	At June 30, 2016	At March 31, 2016
	(dollars in millions)
+200 basis points	$(204)	$(202)
+100 basis points	(21)	(79)
–100 basis points	(532)	(534)

At June 30, 2016 and March 31, 2016, large instantaneous interest rates shocks had a negative impact to our U.S. Bank Subsidiaries’ projected net interest income over the following 12 months due to composition of the banks’ assets as well as expected deposit pricing behavior at higher levels of interest rates. We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes. The sensitivity analysis assumes that we take no action in response to these scenarios and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates.

Investments.    We have exposure to public and private companies through direct investments as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which are for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values and related impact on performance fees.

Investments Sensitivity, Including Related Performance Fees

	10% Sensitivity
	At June 30, 2016	At March 31, 2016
	(dollars in millions)
Investments related to Investment Management activities	$375	$362

Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	175	159
Other Firm investments	162	169

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

Credit Risk

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We primarily incur credit risk exposure to institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the 2015 Form 10-K. Also, see Notes 7 and 11 to the consolidated financial statements in Item 1 for additional information about our loans and lending commitments, respectively.

Lending Activities

We provide loans and lending commitments to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, we purchase loans in the secondary market. In the consolidated balance sheets, these loans and lending commitments are carried at either fair value with changes in fair value recorded in earnings; held for investment, which are recorded at amortized cost; or held for sale, which are recorded at lower of cost or fair value. Loans held for investment and loans held for sale are classified in Loans, and loans held at fair value are classified in Trading assets in the consolidated balance sheets. See Notes 3, 7 and 11 to the consolidated financial statements in Item 1 for further information.

Loan and Lending Commitment Portfolio by Business Segment

	At June 30, 2016
	Institutional Securities	Wealth Management	Total
	(dollars in millions)
Corporate loans	$15,938	$8,248	$24,186
Consumer loans	—	23,337	23,337
Residential real estate loans	—	22,668	22,668
Wholesale real estate loans	7,415	—	7,415

Loans held for investment, gross of allowance	23,353	54,253	77,606
Allowance for loan losses	(291)	(32)	(323)

Loans held for investment, net of allowance	23,062	54,221	77,283

Corporate loans	14,447	—	14,447
Consumer loans	—	—	—
Residential real estate loans	38	46	84
Wholesale real estate loans	1,351	—	1,351

Loans held for sale	15,836	46	15,882

Corporate loans	7,114	—	7,114
Residential real estate loans	1,721	—	1,721
Wholesale real estate loans	462	—	462

Loans held at fair value	9,297	—	9,297

Total loans(1)	48,195	54,267	102,462
Lending commitments(2)(3)	88,057	7,003	95,060

Total loans and lending commitments(2)(3)	$136,252	$61,270	$197,522

	At December 31, 2015
	Institutional Securities	Wealth Management	Total
	(dollars in millions)
Corporate loans	$16,452	$7,102	$23,554
Consumer loans	—	21,528	21,528
Residential real estate loans	—	20,863	20,863
Wholesale real estate loans	6,839	—	6,839

Loans held for investment, gross of allowance	23,291	49,493	72,784
Allowance for loan losses	(195)	(30)	(225)

Loans held for investment, net of allowance	23,096	49,463	72,559

Corporate loans	11,924	—	11,924
Residential real estate loans	45	59	104
Wholesale real estate loans	1,172	—	1,172

Loans held for sale	13,141	59	13,200

Corporate loans	7,286	—	7,286
Residential real estate loans	1,885	—	1,885
Wholesale real estate loans	1,447	—	1,447

Loans held at fair value	10,618	—	10,618

Total loans(1)	46,855	49,522	96,377
Lending commitments(2)(3)	95,572	5,821	101,393

Total loans and lending commitments(2)(3)	$142,427	$55,343	$197,770

(1)

Amounts exclude $23.2 billion and $25.3 billion related to margin loans and $4.9 billion related to employee loans at June 30, 2016 and December 31, 2015, respectively. See Notes 6 and 7 to the consolidated financial statements in Item 1 for further information.

(2)

Lending commitments represent the notional amount of legally binding obligations to provide funding to clients for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

(3)

For syndications led by us, the lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that we participate in and do not lead, lending commitments accepted by the borrower but not yet closed include only the amount that we expect will be allocated from the lead, syndicate bank. Due to the nature of our obligations under the commitments, these amounts include certain commitments participated to third parties.

Our credit exposure from our loans and lending commitments is measured in accordance with our internal risk management standards. Risk factors considered in determining the aggregate allowance for loan and commitment losses include the borrower’s financial strength, seniority of the loan, collateral type, volatility of collateral value, debt cushion, loan-to-value ratio, debt service ratio, covenants and counterparty type. At June 30, 2016 and December 31, 2015, the allowance for loan losses related to loans that were accounted for as held for investment was $323 million and $225 million, respectively, and the allowance for commitment losses related to lending commitments that were accounted for as held for investment was $187 million and $185 million, respectively. The aggregate allowance for loan and commitment losses increased over the six months ended June 30, 2016 primarily due to specific reserves on exposures to counterparties in the energy sector and other select downgrades. See “Institutional Securities Lending Exposure Related to the Energy Industry” herein and Note 7 to the consolidated financial statements in Item 1 for further information.

Institutional Securities Lending Activities. In connection with certain of our Institutional Securities business segment activities, we provide loans and lending commitments to a diverse group of corporate and other institutional clients. These activities include corporate lending, commercial and residential mortgage lending, asset-backed lending, corporate loans purchased in the secondary market, financing extended to equities and commodities customers, and loans to municipalities. These loans and lending commitments may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged by us.

Institutional Securities loans and lending commitments are mainly related to relationship-based and event-driven lending to select corporate clients. Relationship-based loans and lending commitments are used for general corporate purposes, working capital and liquidity purposes by our Investment Banking clients and typically consist of revolving lines of credit, letter of credit facilities and term loans. In connection with the relationship-based lending activities, we had hedges (which included single-name, sector and index hedges) with a notional amount of $18.4 billion and $12.0 billion at June 30, 2016 and December 31, 2015, respectively. Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization and project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

Institutional Securities Loans and Lending Commitments by Credit Rating(1)

	At June 30, 2016
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
AAA	$263	$—	$50	$—	$313
AA	3,478	758	4,375	—	8,611
A	2,169	6,517	10,610	1,104	20,400
BBB	11,094	15,909	23,997	844	51,844

Investment grade	17,004	23,184	39,032	1,948	81,168
Non-investment grade	8,040	17,529	18,520	7,134	51,223
Unrated(2)	933	591	94	2,243	3,861

Total	$25,977	$41,304	$57,646	$11,325	$136,252

	At December 31, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
AAA	$287	$24	$50	$—	$361
AA	5,022	2,553	3,735	63	11,373
A	3,996	5,726	11,993	1,222	22,937
BBB	5,089	16,720	23,248	4,086	49,143

Investment grade	14,394	25,023	39,026	5,371	83,814
Non-investment grade	7,768	15,863	22,818	7,779	54,228
Unrated(2)	930	1,091	246	2,118	4,385

Total	$23,092	$41,977	$62,090	$15,268	$142,427

(1)	Obligor credit ratings are determined by the Credit Risk Management Department.
(2)

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of Market Risk. For a further discussion of our Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A of the 2015 Form 10-K.

At both June 30, 2016 and December 31, 2015, the aggregate amount of investment grade loans was $15.8 billion, respectively, the aggregate amount of non-investment grade loans was $28.7 billion and $26.9 billion, respectively, and the aggregate amount of unrated loans was $3.7 billion and $4.2 billion, respectively.

Event-Driven Loans and Lending Commitments

	At June 30, 2016	At December 31, 2015
	(dollars in billions)
Event-driven loans	$9.6	$5.4
Event-driven lending commitments	13.1	17.8

Total	$22.7	$23.2

Event-driven loans and lending commitments to non-investment grade borrowers	$13.0	$13.5

Maturity Profile of Event-driven Loans and Lending Commitments

	At June 30, 2016	At December 31, 2015
Less than 1 year	36%	24%
1-3 years	20%	21%
3-5 years	17%	24%
Over 5 years	27%	31%

At June 30, 2016, approximately 98% of the Institutional Securities business segment loans held for investment were current, while approximately 2% were on nonaccrual status, and at December 31, 2015, approximately 99% of the Institutional Securities business segment loans held for investment were current, while approximately 1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Institutional Securities Credit Exposure from Loans and Lending Commitments by Industry

Industry(1)	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Real estate	$17,524	$17,847
Healthcare	16,891	12,677
Energy	13,512	15,921
Consumer discretionary	13,128	12,098
Utilities	12,646	12,631
Industrials	10,349	10,018
Information technology	8,269	11,122
Consumer staples	8,053	8,597
Funds, exchanges and other financial services(2)	8,052	11,649
Materials	6,698	6,440
Mortgage finance	6,399	8,260
Telecommunications services	4,245	4,403
Insurance	3,793	4,682
Consumer finance	2,768	977
Special purpose vehicles	1,914	3,482
Other	2,011	1,623

Total	$136,252	$142,427

(1)	Industry categories are based on the Global Industry Classification Standard®.
(2)	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.

Institutional Securities Lending Exposures Related to the Energy Industry. At June 30, 2016, Institutional Securities’ loans and lending commitments related to the energy industry were $13.5 billion, of which approximately 64% are accounted for as held for investment and 36% are accounted for as either held for sale or at fair value. Additionally, approximately 59% of the total energy industry loans and lending commitments were to investment grade counterparties. At June 30, 2016, the energy industry portfolio included $1.7 billion in loans and $1.9 billion in lending commitments to Oil and Gas Exploration and Production (“E&P”) companies. The E&P lending commitments were primarily to investment grade counterparties. The E&P loans were substantially all to non-investment grade counterparties, which are generally subject to periodic borrowing base reassessments based on the value of the underlying oil and gas reserves pledged as collateral. In limited situations, we may extend the period related to borrowing base reassessments typically in conjunction with taking certain risk mitigating actions with the borrower. Over the six months ended June 30, 2016, we increased the allowance for loan and commitment losses on held for investment energy exposures and incurred mark-to-market losses on fair value energy loans. See “Credit Risk—Lending Activities” herein for further information. To the extent commodities prices, or oil prices, remain at quarter-

end levels, or deteriorate further, we may incur additional lending losses.

At December 31, 2015, Institutional Securities’ loans and lending commitments related to the energy industry were $15.9 billion. Approximately 60% of these energy industry loans and lending commitments were to investment grade counterparties. At December 31, 2015, the energy industry portfolio included $1.7 billion in loans and $2.7 billion in lending commitments to E&P companies. The E&P loans were substantially all to non-investment grade counterparties which are subject to semi-annual borrowing base reassessments based on the value of the underlying oil and gas reserves pledged as collateral. The E&P lending commitments were primarily to investment grade counterparties.

Institutional Securities Margin Lending. In addition to the activities noted above, Institutional Securities provides margin lending, which allows the client to borrow against the value of qualifying securities. At June 30, 2016 and December 31, 2015, the amounts related to margin lending were $8.7 billion and $10.6 billion, respectively, which were classified within Customer and other receivables in the consolidated balance sheets.

Wealth Management Lending Activities. The principal Wealth Management lending activities include securities-based lending and residential real estate loans.

Securities-based lending provided to our retail clients is primarily conducted through our Portfolio Loan Account (“PLA”) and Liquidity Access Line (“LAL”) platforms which had an outstanding loan balance of $27.1 billion and $24.9 billion at June 30, 2016 and December 31, 2015, respectively. For more information about our securities-based lending and residential real estate loans, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities” in Part II, Item 7A of the 2015 Form 10-K.

For the current quarter, loans and lending commitments associated with the Wealth Management business segment lending activities increased by approximately 5.3%, mainly due to growth in LAL and residential real estate loans.

Wealth Management Lending Activities by Remaining Contractual Maturity

	At June 30, 2016
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$28,177	$1,474	$1,051	$869	$31,571
Residential real estate loans	—	—	48	22,648	22,696

Total	$28,177	$1,474	$1,099	$23,517	$54,267
Lending commitments	5,539	823	376	265	7,003

Total loans and lending commitments	$33,716	$2,297	$1,475	$23,782	$61,270

	At December 31, 2015
	Years to Maturity
	Less than 1	1-3	3-5	Over 5	Total
	(dollars in millions)
Securities-based lending and other loans	$25,975	$1,004	$889	$749	$28,617
Residential real estate loans	—	—	35	20,870	20,905

Total	$25,975	$1,004	$924	$21,619	$49,522
Lending commitments	5,143	286	115	277	5,821

Total loans and lending commitments	$31,118	$1,290	$1,039	$21,896	$55,343

At June 30, 2016 and December 31, 2015, approximately 99.9% of the Wealth Management business segment loans held for investment were current, while approximately 0.1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Wealth Management business segment also provides margin lending to clients and had an outstanding balance of $14.5 billion and $14.7 billion at June 30, 2016 and December 31, 2015, respectively, which were classified within Customer and other receivables within the consolidated balance sheets.

In addition, the Wealth Management business segment has employee loans that are granted primarily in conjunction with programs established by us to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the consolidated balance sheets. These loans are full recourse, generally require periodic payments and have repayment terms ranging from 1 to 12 years. We establish an allowance for loan amounts we do not consider recoverable, which is recorded in Compensation and benefits expense.

Credit Exposure—Derivatives

We incur credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the failure of a counterparty to perform according to the terms of the contract. In connection with our OTC derivative activities, we generally enter into master netting agreements and collateral arrangements with counterparties. These agreements provide us with the ability to demand collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master netting agreement in the event of counterparty default. We manage our trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For credit exposure information on our OTC derivative products, see Note 4 to the consolidated financial statements in Item 1. For a discussion of our credit exposure to derivative contracts, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Credit Exposure—Derivatives” in Part II, Item 7A of the 2015 Form 10-K.

Credit Derivative Portfolio by Counterparty Type

The fair values shown herein are before the application of contractual netting or collateral. For additional credit exposure information on our credit derivative portfolio, see Note 4 to the consolidated financial statements in Item 1.

	At June 30, 2016
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Protection Purchased	Protection Sold
	(dollars in millions)
Banks and securities firms	$11,974	$12,705	$(731)	$435,374	$388,776
Insurance and other financial institutions	4,424	5,013	(589)	165,290	175,372
Non-financial entities	63	103	(40)	5,196	3,142

Total	$16,461	$17,821	$(1,360)	$605,860	$567,290

	At December 31, 2015
	Fair Values(1)			Notionals
	Receivable	Payable	Net	Protection Purchased	Protection Sold
	(dollars in millions)
Banks and securities firms	$16,962	$17,295	$(333)	$533,557	$491,267
Insurance and other financial institutions	5,842	6,247	(405)	189,439	194,723
Non-financial entities	115	123	(8)	5,932	3,529

Total	$22,919	$23,665	$(746)	$728,928	$689,519

(1)

Our CDS are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 2% and 3% of receivable fair values and 8% and 6% of payable fair values represented Level 3 amounts at June 30, 2016 and December 31, 2015, respectively (see Note 3 to the consolidated financial statements in Item 1).

OTC Derivative Products at Fair Value, Net of Collateral, by Industry

Industry(1)	At June 30, 2016	At December 31, 2015
	(dollars in millions)
Utilities	$4,315	$3,428
Banks and securities firms	4,266	1,672
Funds, exchanges and other financial services(2)	2,869	2,029
Industrials	1,929	2,304
Regional governments	1,568	1,163
Healthcare	1,400	1,041
Sovereign governments	1,017	524
Not-for-profit organizations	979	794
Special purpose vehicles	958	718
Consumer discretionary	646	725
Insurance	534	380
Energy	529	396
Consumer staples	473	506
Materials	446	473
Information technology	380	294
Other	351	177

Total(3)	$22,660	$16,624

(1)	Industry categories are based on the Global Industry Classification Standard®.
(2)	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.
(3)	For further information on derivative instruments and hedging activities, see Note 4 to the consolidated financial statements in Item 1.

Other

In addition to the activities noted above, there are other credit risks managed by the Credit Risk Management Department and various business areas within the Institutional Securities business segment. We participate in securitization activities whereby we extend short-term or long-term funding to clients through loans and lending commitments that are secured by the assets of the borrower and generally provide for over-collateralization, including commercial real estate loans, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 12 to the consolidated financial statements in Item 1 for information about our securitization activities. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the consolidated financial statements in Item 1 for additional information about our collateralized transactions.

Country Risk Exposure

Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows us to effectively identify, monitor and limit country risk. Country risk exposure before and after hedging is monitored and managed. For a further discussion of our country risk exposure see, “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Country Risk Exposure” in Part II, Item 7A of the 2015 Form 10-K.

Our sovereign exposures consist of financial instruments entered into with sovereign and local governments. Our non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows our 10 largest non-U.S. country risk net exposures at June 30, 2016. Index credit derivatives are included in the country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Top Ten Country Exposures at June 30, 2016

Country	Net Inventory(1)	Net Counterparty Exposure(2)(3)	Loans	Lending Commitments	Exposure Before Hedges	Hedges(4)	Net Exposure(5)
	(dollars in millions)
United Kingdom:
Sovereigns	$(200)	$22	$—	$—	$(178)	$(163)	$(341)
Non-sovereigns	580	10,381	2,684	5,786	19,431	(2,026)	17,405

Subtotal	$380	$10,403	$2,684	$5,786	$19,253	$(2,189)	$17,064

Brazil:
Sovereigns	$4,848	$—	$—	$—	$4,848	$(11)	$4,837
Non-sovereigns	24	307	1,123	33	1,487	(863)	624

Subtotal	$4,872	$307	$1,123	$33	$6,335	$(874)	$5,461

Germany:
Sovereigns	$1,254	$770	$—	$—	$2,024	$(1,239)	$785
Non-sovereigns	399	2,005	308	3,467	6,179	(1,795)	4,384

Subtotal	$1,653	$2,775	$308	$3,467	$8,203	$(3,034)	$5,169

Japan:
Sovereigns	$1,967	$154	$—	$—	$2,121	$(82)	$2,039
Non-sovereigns	452	2,480	231	—	3,163	(153)	3,010

Subtotal	$2,419	$2,634	$231	$—	$5,284	$(235)	$5,049

Italy:
Sovereigns	$1,457	$19	$—	$—	$1,476	$44	$1,520
Non-sovereigns	361	575	11	914	1,861	(254)	1,607

Subtotal	$1,818	$594	$11	$914	$3,337	$(210)	$3,127

Singapore:
Sovereigns	$1,873	$165	$—	$—	$2,038	$—	$2,038
Non-sovereigns	19	200	42	30	291	—	291

Subtotal	$1,892	$365	$42	$30	$2,329	$—	$2,329

Canada:
Sovereigns	$26	$69	$—	$—	$95	$—	$95
Non-sovereigns	(51)	873	148	1,570	2,540	(341)	2,199

Subtotal	$(25)	$942	$148	$1,570	$2,635	$(341)	$2,294

China:
Sovereigns	$135	$230	$—	$—	$365	$(542)	$(177)
Non-sovereigns	880	276	990	275	2,421	(74)	2,347

Subtotal	$1,015	$506	$990	$275	$2,786	$(616)	$2,170

Netherlands:
Sovereigns	$(87)	$—	$—	$—	$(87)	$(9)	$(96)
Non-sovereigns	391	747	385	1,065	2,588	(399)	2,189

Subtotal	$304	$747	$385	$1,065	$2,501	$(408)	$2,093

United Arab Emirates:
Sovereigns	$(21)	$1,491	$—	$—	$1,470	$(35)	$1,435
Non-sovereigns	(22)	328	47	83	436	(15)	421

Subtotal	$(43)	$1,819	$47	$83	$1,906	$(50)	$1,856

(1)

Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, we may transact in these CDS positions to facilitate client trading. At June 30, 2016, gross purchased protection, gross written protection, and net exposures related to single-name and index credit derivatives for those countries were $(99.4) billion, $98.0 billion and $(1.4) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of our hedges, see “Credit Exposure—Derivatives” herein.

(2)	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
(3)

At June 30, 2016, the benefit of collateral received against counterparty credit exposure was $15.6 billion in the U.K., with 97% of collateral consisting of cash, government obligations of the U.K., U.S. and Italy, and $14.0 billion in Germany with 99% of collateral consisting of cash and government obligations of France, Belgium and Germany. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $12.9 billion, with collateral primarily consisting of cash and government obligations of Japan, the U.S. and Brazil. These amounts do not include collateral received on secured financing transactions.

(4)

Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for us. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.

(5)	In addition, at June 30, 2016, we had exposure to these countries for overnight deposits with banks of approximately $11.9 billion.

Country Risk Exposure Related to the United Kingdom. At June 30, 2016, our country risk exposures in the U.K. included net exposures of $17,064 million (shown in the previous table) and overnight deposits of $4,774 million. The $17,405 million (shown in the previous table) of exposures to non-sovereigns were diversified across both names and sectors. Of this exposure, $14,884 million is to investment grade counterparties, with the largest single component ($4,483 million) to exchanges and clearing houses.

Country Risk Exposure Related to Brazil.     At June 30, 2016, our country risk exposures in Brazil included net exposures of $5,461 million (shown in the previous table). Our sovereign net exposures in Brazil were principally in the form of local currency government bonds held onshore to support client activity. The $624 million (shown in the previous table) of exposures to non-sovereigns were diversified across both names and sectors.

Country Risk Exposure Related to China. At June 30, 2016, our country risk exposures in China included net exposures of $2,170 million (shown in the previous table) and overnight deposits with international banks of $391 million. The $2,347 million (shown in the previous table) of exposures to non-sovereigns were diversified across both names and sectors and were primarily concentrated in high-quality positions with negligible direct exposure to onshore equities.

Operational Risk

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes, people and systems or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). On March 4, 2016, the Basel Committee on Banking Supervision updated its proposal for calculating operational risk regulatory capital. Under the proposal, which would eliminate the use of an internal model-based approach, required levels of operational risk regulatory capital would generally be determined under a standardized approach based primarily on a financial statement-based measure of operational risk exposure and adjustments based on the particular institution’s historic operational loss record. We are evaluating the potential impact of the proposal, which is subject to public comment and further rulemaking procedures. For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Operational Risk” in Part II, Item 7A, of the 2015 Form 10-K.

Liquidity and Funding Risk

Liquidity and funding risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating its assets. Liquidity and funding risk also encompasses our ability to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Liquidity and Funding Risk” in Part II, Item 7A, of the 2015 Form 10-K.

Legal and Compliance Risk

Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with anti-money laundering and terrorist financing rules and regulations. For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Legal and Compliance Risk” in Part II, Item 7A, of the 2015 Form 10-K.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Firm’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Firm’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

FINANCIAL DATA SUPPLEMENT (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30, 2016
	Average Daily Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$100,731	$459	1.8%
Non-U.S.	101,631	67	0.3
Investment securities:
U.S.	78,233	237	1.2
Loans:
U.S.	88,908	674	3.0
Non-U.S.	436	6	5.3
Interest bearing deposits with banks:
U.S.	27,821	38	0.6
Non-U.S.	1,429	14	3.8
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	157,223	(64)	(0.2)
Non-U.S.	82,863	(56)	(0.3)
Customer receivables and Other(3):
U.S.	46,144	233	2.0
Non-U.S.	21,655	59	1.1

Total	$707,074	$1,667	0.9%

Non-interest earning assets	107,742

Total assets	$814,816

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$152,792	$10	—%
Non-U.S.	2,043	5	1.0
Short-term borrowings(4):
U.S.	467	—	0.2
Non-U.S.	651	7	4.6
Long-term borrowings(4):
U.S.	154,745	835	2.2
Non-U.S.	8,198	9	0.4
Trading liabilities(1):
U.S.	31,410	—	—
Non-U.S.	51,385	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	31,412	141	1.8
Non-U.S.	31,729	118	1.5
Customer payables and Other(6):
U.S.	124,463	(335)	(1.1)
Non-U.S.	61,729	(36)	(0.2)

Total	$651,024	$754	0.5

Non-interest bearing liabilities and equity	163,792

Total liabilities and equity	$814,816

Net interest income and net interest rate spread		$913	0.4%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30, 2015
	Average Daily Balance	Interest	Annualized Average Rate
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

	Six Months Ended June 30, 2016
	Average Daily Balance	Interest	Annualized Average Rate
	(dollars in millions)
Assets
Interest earning assets:
Trading assets(1):
U.S.	$100,057	$957	1.9%
Non-U.S.	96,801	152	0.3
Investment securities:
U.S.	76,999	473	1.2
Loans:
U.S.	87,529	1,315	3.0
Non-U.S.	450	12	5.4
Interest bearing deposits with banks:
U.S.	29,289	80	0.5
Non-U.S.	1,225	25	4.1
Securities purchased under agreements to resell and Securities borrowed(2):
U.S.	154,488	(126)	(0.2)
Non-U.S.	84,499	(72)	(0.2)
Customer receivables and Other(3):
U.S.	47,400	468	2.0
Non-U.S.	22,092	130	1.2

Total	$700,829	$3,414	1.0%

Non-interest earning assets	108,150

Total assets	$808,979

Liabilities and Equity
Interest bearing liabilities:
Deposits:
U.S.	$154,540	$27	—%
Non-U.S.	2,353	10	0.9
Short-term borrowings(4):
U.S.	633	1	0.3
Non-U.S.	621	13	4.3
Long-term borrowings(4):
U.S.	153,073	1,786	2.4
Non-U.S.	7,732	18	0.5
Trading liabilities(1):
U.S.	31,735	—	—
Non-U.S.	49,756	—	—
Securities sold under agreements to repurchase and Securities loaned(5):
U.S.	31,635	271	1.7
Non-U.S.	28,144	242	1.7
Customer payables and Other(6):
U.S.	123,511	(704)	(1.1)
Non-U.S.	61,218	(62)	(0.2)

Total	$644,951	$1,602	0.5

Non-interest bearing liabilities and equity	164,028

Total liabilities and equity	$808,979

Net interest income and net interest rate spread		$1,812	0.5%

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30, 2015
	Average Daily Balance	Interest	Annualized Average Rate
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
(4)

The Firm also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 3 to the consolidated financial statements in Item 1).

(5)	Includes fees received on Securities loaned.
(6)	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

Effect of Net Interest Income of Volume and Rate Changes

	Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading Assets:
U.S.	$76	$(83)	$(7)
Non-U.S.	(22)	—	(22)
Investment securities:
U.S.	22	(23)	(1)
Loans:
U.S.	115	33	148
Non-U.S.	2	1	3
Interest bearing deposits with banks:
U.S.	8	16	24
Non-U.S.	4	2	6
Securities purchased under agreements to resell and Securities borrowed:
U.S.	18	100	118
Non-U.S.	(1)	(37)	(38)
Customer receivables and Other:
U.S.	(15)	149	134
Non-U.S.	(44)	(40)	(84)

Change in interest income	$163	$118	$281

Interest bearing liabilities
Deposits:
U.S.	$2	$(8)	$(6)
Non-U.S.	—	4	4
Short-term borrowings:
U.S.	—	—	—
Non-U.S.	(3)	5	2
Long-term borrowings:
U.S.	29	(101)	(72)
Non-U.S.	1	—	1
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(44)	91	47
Non-U.S.	(31)	8	(23)
Customer payables and Other:
U.S.	(647)	795	148
Non-U.S.	1	(36)	(35)

Change in interest expense	$(692)	$758	$66

Change in net interest income	$855	$(640)	$215

FINANCIAL DATA SUPPLEMENT (Unaudited)—(Continued)

Rate/Volume Analysis

	Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
	Increase (decrease) due to change in:
	Volume	Rate	Net Change
	(dollars in millions)
Interest earning assets
Trading assets:
U.S.	$122	$(112)	$10
Non-U.S.	(47)	(3)	(50)
Investment securities:
U.S.	34	1	35
Loans:
U.S.	252	68	320
Non-U.S.	7	(4)	3
Interest bearing deposits with banks:
U.S.	15	34	49
Non-U.S.	3	8	11
Securities purchased under agreements to resell and Securities borrowed:
U.S.	24	186	210
Non-U.S.	—	(103)	(103)
Customer receivables and Other:
U.S.	(56)	254	198
Non-U.S.	(44)	(95)	(139)

Change in interest income	$310	$234	$544

Interest bearing liabilities
Deposits:
U.S.	$5	$(11)	$(6)
Non-U.S.	1	7	8
Short-term borrowings:
U.S.	—	1	1
Non-U.S.	(4)	8	4
Long-term borrowings:
U.S.	50	(88)	(38)
Non-U.S.	—	1	1
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(114)	160	46
Non-U.S.	(73)	(3)	(76)
Customer payables and Other:
U.S.	(981)	1,141	160
Non-U.S.	(6)	(68)	(74)

Change in interest expense	$(1,122)	$1,148	$26

Change in net interest income	$1,432	$(914)	$518

Part II—Other Information

Item 1.	Legal Proceedings

The following new matters and developments have occurred since previously reporting certain matters in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) and the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the “First Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K and Part II, Item 1 of the First Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matters

Civil Litigation

On April 29, 2016, in Royal Park Investments SA/NV v. Merrill Lynch et al., the Firm filed a motion to dismiss the amended complaint.

On May 23, 2016, the parties in HSH Nordbank AG, et al. v. Morgan Stanley et al. reached an agreement in principle to settle the litigation.

On June 14, 2016, in Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al., the court granted in part and denied in part the Firm’s motion to dismiss.

On July 20, 2016, the Firm filed a demurrer in California v. Morgan Stanley, et al.

On July 27, 2016, in The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al., the Firm reached an agreement with the plaintiff to settle the litigation.

Other Litigation

On July 11, 2016, the Firm received an invitation to respond to a proposed claim (“Proposed Claim”) by the public prosecutor for Court of Accounts for the Republic of Italy. The Proposed Claim relates to certain derivative transactions between the Republic of Italy and the Firm. The transactions were originally entered into between 1999 and 2005, and were terminated in December 2011 and January 2012. The Proposed Claim alleges, inter alia, that the Firm was acting as an agent of the Republic of Italy, that some or all of the derivative transactions were improper and that the termination of the transactions was also improper. The Proposed Claim indicates that, if a proceeding is initiated against the Firm, the public prosecutor would be asserting administrative claims against the Firm for Euro 2.879 billion. The Firm does not agree with the Proposed Claim and intends to present its defenses to the public prosecutor.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the quarterly period ended June 30, 2016.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1, 2016-April 30, 2016)
Share Repurchase Program(2)	3,670,865	$27.15	3,670,865	$525
Employee transactions(3)	1,068,030	$26.05	—	—

Month #2 (May 1, 2016-May 31, 2016)
Share Repurchase Program(2)	11,623,406	$26.71	11,623,406	$215
Employee transactions(3)	13,059	$27.24	—	—

Month #3 (June 1, 2016-June 30, 2016)
Share Repurchase Program(2)	8,188,782	$26.25	8,188,782	$3,500
Employee transactions(3)	16,489	$27.12	—	—

Quarter ended at June 30, 2016
Share Repurchase Program(2)	23,483,053	$26.61	23,483,053	$3,500
Employee transactions(3)	1,097,578	$26.08	—	—

(1)

Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.

(2)

The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Firm are subject to regulatory approval. In June 2016, the Firm received a conditional non-objection from the Federal Reserve to its 2016 capital plan, which included a share repurchase of up to $3.5 billion of the Firm’s outstanding common stock during the period beginning July 1, 2016 through June 30, 2017. During the current quarter, the Firm repurchased approximately $625 million of the Firm’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.

(3)	Includes shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards and the exercise of stock options granted under the Firm’s stock-based compensation plans.

Item 6.	Exhibits

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

By: /s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By: /s/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer

Date: August 3, 2016

EXHIBIT INDEX

MORGAN STANLEY

Quarter Ended June 30, 2016

Exhibit No.	Description
10.1	Directors’ Equity Capital Accumulation Plan as amended and restated as of August 1, 2016.
10.2	Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of August 1, 2016.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.
15	Letter of awareness from Deloitte & Touche LLP, dated August 3, 2016, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Income—Three Months and Six Months Ended June 30, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income—Three Months and Six Months Ended June 30, 2016 and 2015, (iii) the Consolidated Balance Sheets—June 30, 2016 and December 31, 2015, (iv) the Consolidated Statements of Changes in Total Equity—Six Months Ended June 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows—Six Months Ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements (unaudited).

E-1