Form 10-Q
period 2016-09-30
MORGAN STANLEY
filed 2016-11-02
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 1,872,821,289 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2016

i

Available Information

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

ii

Part I—Financial Information Item 1. Financial Statements

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2016	2015	2016	2015
Revenues
Investment banking	$1,225	$1,313	$3,556	$4,284
Trading	2,609	2,026	7,420	8,649
Investments	87	(119)	179	408
Commissions and fees	991	1,115	3,066	3,459
Asset management, distribution and administration fees	2,686	2,732	7,943	8,155
Other	308	(62)	631	406
Total non-interest revenues	7,906	7,005	22,795	25,361
Interest income	1,734	1,451	5,148	4,321
Interest expense	731	689	2,333	2,265
Net interest	1,003	762	2,815	2,056
Net revenues	8,909	7,767	25,610	27,417
Non-interest expenses
Compensation and benefits	4,097	3,437	11,795	12,366
Occupancy and equipment	339	341	997	1,034
Brokerage, clearing and exchange fees	491	485	1,440	1,435
Information processing and communications	456	447	1,327	1,300
Marketing and business development	130	158	418	487
Professional services	489	576	1,550	1,660
Other	526	849	1,481	2,079
Total non-interest expenses	6,528	6,293	19,008	20,361
Income from continuing operations before income taxes	2,381	1,474	6,602	7,056
Provision for income taxes	749	423	2,160	1,704
Income from continuing operations	1,632	1,051	4,442	5,352
Income (loss) from discontinued operations, net of income taxes	8	(2)	1	(9)
Net income	$1,640	$1,049	$4,443	$5,343
Net income applicable to noncontrolling interests	43	31	130	124
Net income applicable to Morgan Stanley	$1,597	$1,018	$4,313	$5,219
Preferred stock dividends and other	79	79	314	301
Earnings applicable to Morgan Stanley common shareholders	$1,518	$939	$3,999	$4,918

Earnings per basic common share
Income from continuing operations	$0.82	$0.49	$2.15	$2.57
Income (loss) from discontinued operations	0.01	—	—	—
Earnings per basic common share	$0.83	$0.49	$2.15	$2.57

Earnings per diluted common share
Income from continuing operations	$0.80	$0.48	$2.11	$2.52
Income (loss) from discontinued operations	0.01	—	—	(0.01)
Earnings per diluted common share	$0.81	$0.48	$2.11	$2.51

Dividends declared per common share	$0.20	$0.15	$0.50	$0.40
Average common shares outstanding
Basic	1,838	1,904	1,863	1,916
Diluted	1,879	1,949	1,898	1,958

See Notes to Consolidated Financial Statements	1	September 2016 Form 10-Q

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2016	2015	2016	2015
Net income	$1,640	$1,049	$4,443	$5,343
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments[1]	$43	$(61)	$360	$(249)
Change in net unrealized gains (losses) on available for sale securities[2]	(99)	100	439	72
Pension, postretirement and other	(1)	4	(5)	3
Change in net debt valuation adjustments[3]	(93)	—	255	—
Total other comprehensive income (loss)	$(150)	$43	$1,049	$(174)
Comprehensive income	$1,490	$1,092	$5,492	$5,169
Net income applicable to noncontrolling interests	43	31	130	124
Other comprehensive income (loss) applicable to noncontrolling interests	15	15	151	(3)
Comprehensive income applicable to Morgan Stanley	$1,432	$1,046	$5,211	$5,048

1.

Amounts include Provision for (benefit from) income taxes of $(30) million and $30 million in the quarter ended September 30, 2016 (“current quarter”) and the quarter ended September 30, 2015 (“prior year quarter”), respectively, and $(204) million and $150 million in the nine months ended September 30, 2016 (“current year period”) and the nine months ended September 30, 2015 (“prior year period”), respectively.

2.

Amounts include Provision for (benefit from) income taxes of $(58) million and $57 million in the current quarter and prior year quarter, respectively, and $256 million and $41 million in the current year period and prior year period, respectively.

3.

Debt valuation adjustments (“DVA”) represent the change in the fair value resulting from fluctuations in the Firm’s credit spreads and other credit factors related to liabilities carried at fair value, primarily related to certain Long-term and Short-term borrowings. Amounts include Provision for (benefit from) income taxes of $(50) million and $150 million in the current quarter and current year period, respectively. See Notes 2 and 14 for further information.

September 2016 Form 10-Q	2	See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

(Unaudited)

$ in millions, except share data	At September 30, 2016	At December 31, 2015
Assets
Cash and due from banks	$26,899	$19,827
Interest bearing deposits with banks	15,653	34,256
Trading assets, at fair value ($156,351 and $127,627 were pledged to various parties)	273,151	239,505
Investment securities (includes $65,732 and $66,759 at fair value)	78,956	71,983
Securities purchased under agreements to resell (includes $554 and $806 at fair value)	90,579	87,657
Securities borrowed	126,280	142,416
Customer and other receivables	51,411	45,407
Loans:
Held for investment (net of allowance of $287 and $225)	80,400	72,559
Held for sale	12,108	13,200
Goodwill	6,584	6,584
Intangible assets (net of accumulated amortization of $2,354 and $2,130)	2,747	2,984
Other assets	49,123	51,087
Total assets	$813,891	$787,465

Liabilities
Deposits (includes $60 and $125 at fair value)	$151,843	$156,034
Short-term borrowings (includes $408 and $1,648 at fair value)	914	2,173
Trading liabilities, at fair value	136,299	128,455
Securities sold under agreements to repurchase (includes $745 and $683 at fair value)	46,936	36,692
Securities loaned	16,515	19,358
Other secured financings (includes $3,746 and $2,854 at fair value)	9,812	9,464
Customer and other payables	194,007	186,626
Other liabilities and accrued expenses	15,176	18,711
Long-term borrowings (includes $38,747 and $33,045 at fair value)	163,927	153,768
Total liabilities	735,429	711,281

Commitments and contingent liabilities (see Note 11)

Equity
Morgan Stanley shareholders’ equity:
Preferred stock (see Note 14)	7,520	7,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,876,466,446 and 1,920,024,027	20	20
Additional paid-in capital	22,995	24,153
Retained earnings	52,545	49,204
Employee stock trusts	2,839	2,409
Accumulated other comprehensive income (loss)	(1,070)	(1,656)
Common stock held in treasury, at cost, $0.01 par value (162,427,533 and 118,869,952 shares)	(4,861)	(4,059)
Common stock issued to employee stock trusts	(2,839)	(2,409)
Total Morgan Stanley shareholders’ equity	77,149	75,182
Noncontrolling interests	1,313	1,002
Total equity	78,462	76,184
Total liabilities and equity	$813,891	$787,465

See Notes to Consolidated Financial Statements	3	September 2016 Form 10-Q

Consolidated Statements of Changes in Total Equity

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

$ in millions	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- controlling Interests	Total Equity
Balance at December 31, 2015	$7,520	$20	$24,153	$49,204	$2,409	$(1,656)	$(4,059)	$(2,409)	$1,002	$76,184
Cumulative adjustment for accounting change related to DVA[1]	—	—	—	312	—	(312)	—	—	—	—
Net adjustment for accounting change related to consolidation[2]	—	—	—	—	—	—	—	—	106	106
Net income applicable to Morgan Stanley	—	—	—	4,313	—	—	—	—	—	4,313
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	130	130
Dividends	—	—	—	(1,284)	—	—	—	—	—	(1,284)
Shares issued under employee plans and related tax effects	—	—	(1,168)	—	430	—	2,106	(430)	—	938
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(2,908)	—	—	(2,908)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	898	—	—	151	1,049
Other net increase (decreases)	—	—	10	—	—	—	—	—	(76)	(66)
Balance at September 30, 2016	$7,520	$20	$22,995	$52,545	$2,839	$(1,070)	$(4,861)	$(2,839)	$1,313	$78,462

Balance at December 31, 2014	$6,020	$20	$24,249	$44,625	$2,127	$(1,248)	$(2,766)	$(2,127)	$1,204	$72,104
Net income applicable to Morgan Stanley	—	—	—	5,219	—	—	—	—	—	5,219
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	124	124
Dividends	—	—	—	(1,098)	—	—	—	—	—	(1,098)
Shares issued under employee plans and related tax effects	—	—	(356)	—	272	—	1,445	(272)	—	1,089
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(2,135)	—	—	(2,135)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	(171)	—	—	(3)	(174)
Issuance of preferred stock	1,500	—	(7)	—	—	—	—	—	—	1,493
Deconsolidation of certain legal entities associated with a real estate fund	—	—	—	—	—	—	—	—	(191)	(191)
Other net decreases	—	—	(10)	—	—	—	—	—	(1)	(11)
Balance at September 30, 2015	$7,520	$20	$23,876	$48,746	$2,399	$(1,419)	$(3,456)	$(2,399)	$1,133	$76,420

1.

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

2.

In accordance with the accounting update Amendments to the Consolidation Analysis, a net adjustment was recorded as of January 1, 2016 to consolidate or deconsolidate certain entities under the new guidance. See Note 2 for further information.

September 2016 Form 10-Q	4	See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
$ in millions	2016	2015
Cash flows from operating activities
Net income	$4,443	$5,343
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from equity method investments	39	(118)
Compensation payable in common stock and options	794	836
Depreciation and amortization	1,357	1,023
Net gain on sale of available for sale securities	(127)	(74)
Impairment charges	102	91
Provision for credit losses on lending activities	138	47
Other operating adjustments	(36)	264
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(20,509)	39,775
Securities borrowed	16,136	(11,537)
Securities loaned	(2,843)	(4,575)
Customer and other receivables and other assets	(2,800)	5,842
Customer and other payables and other liabilities	3,798	10,351
Securities purchased under agreements to resell	(2,922)	(43,918)
Securities sold under agreements to repurchase	10,244	(11,313)
Net cash provided by (used for) operating activities	7,814	(7,963)

Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(941)	(964)
Changes in loans, net	(7,709)	(11,313)
Investment securities:
Purchases	(41,230)	(32,133)
Proceeds from sales	28,960	32,788
Proceeds from paydowns and maturities	5,956	4,285
Other investing activities	(24)	(61)
Net cash used for investing activities	(14,988)	(7,398)

Cash flows from financing activities
Net proceeds from (payments for):
Short-term borrowings	(1,233)	(279)
Noncontrolling interests	(47)	(70)
Other secured financings	(278)	(1,677)
Deposits	(4,191)	13,682
Proceeds from:
Excess tax benefits associated with stock-based awards	51	180
Derivatives financing activities	—	392
Issuance of preferred stock, net of issuance costs	—	1,493
Issuance of long-term borrowings	27,528	30,159
Payments for:
Long-term borrowings	(22,902)	(17,615)
Derivatives financing activities	(120)	(372)
Repurchases of common stock and employee tax withholdings	(2,908)	(2,135)
Cash dividends	(1,311)	(1,096)
Net cash provided by (used for) financing activities	(5,411)	22,662
Effect of exchange rate changes on cash and cash equivalents	1,054	(767)
Net increase (decrease) in cash and cash equivalents	(11,531)	6,534
Cash and cash equivalents, at beginning of period	54,083	46,984
Cash and cash equivalents, at end of period	$42,552	$53,518

Cash and cash equivalents include:
Cash and due from banks	$26,899	$19,244
Interest bearing deposits with banks	15,653	34,274
Cash and cash equivalents, at end of period	$42,552	$53,518

Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $1,784 million and $1,456 million.

Cash payments for income taxes, net of refunds, were $504 million and $541 million.

See Notes to Consolidated Financial Statements	5	September 2016 Form 10-Q

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

The accompanying consolidated financial statements should be read in conjunction with the Firm’s consolidated financial statements and notes thereto included in the 2015 Form 10-K. Certain footnote disclosures included in the 2015 Form 10-K have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of opera-

tions for interim periods are not necessarily indicative of results for the entire year.

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

Consolidated Statements of Cash Flows Presentation

The adoption of the accounting update, Amendments to the Consolidation Analysis (see Note 2) on January 1, 2016, resulted in a net noncash increase in total assets of $126 million. In the prior year period, the Firm deconsolidated approximately $191 million in net assets previously attributable to noncontrolling interests that were related to a real estate fund sponsored by the Firm. The deconsolidation resulted in a non-cash reduction of assets of $169 million.

Global Oil Merchanting Business

As a result of entering into a definitive agreement to sell the global oil merchanting unit of the commodities division to Castleton Commodities International LLC, on May 11, 2015, the Firm recognized an impairment charge of $10 million in the prior year quarter and $69 million in the prior year period in Other revenues to reduce the carrying amount of the unit to its estimated fair value less costs to sell. The Firm closed the transaction on November 1, 2015. The transaction did not meet the criteria for discontinued operations and did not have a material impact on the Firm’s financial results.

September 2016 Form 10-Q	6

Notes to Consolidated Financial Statements (Unaudited)

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

Goodwill

The Firm completed its annual goodwill impairment testing at July 1, 2016. The Firm’s impairment testing did not indicate any goodwill impairment, as each of the Firm’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

7	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

3. Fair Values

Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	At September 30, 2016
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$23,199	$—	$—	$—	$23,199
U.S. agency securities	2,020	25,398	8	—	27,426
Total U.S. government and agency securities	25,219	25,398	8	—	50,625
Other sovereign government obligations	21,437	6,975	12	—	28,424
Corporate and other debt:
State and municipal securities	—	2,247	4	—	2,251
Residential mortgage-backed securities	—	811	188	—	999
Commercial mortgage-backed securities	—	1,427	64	—	1,491
Asset-backed securities	—	115	12	—	127
Corporate bonds	—	12,896	199	—	13,095
Collateralized debt and loan obligations	—	403	85	—	488
Loans and lending commitments[1]	—	5,057	4,155	—	9,212
Other debt	—	892	246	—	1,138
Total corporate and other debt	—	23,848	4,953	—	28,801
Corporate equities[2]	113,805	338	336	—	114,479
Securities received as collateral	12,535	4	1	—	12,540
Derivative and other contracts:
Interest rate contracts	648	417,114	1,116	—	418,878
Credit contracts	—	14,208	516	—	14,724
Foreign exchange contracts	124	51,072	6	—	51,202
Equity contracts	1,363	40,194	1,864	—	43,421
Commodity contracts	2,225	7,279	4,098	—	13,602
Other	—	25	—	—	25
Netting[3]	(3,758)	(444,890)	(2,172)	(57,947)	(508,767)
Total derivative and other contracts	602	85,002	5,428	(57,947)	33,085
Investments[4]:
Principal investments	33	19	726	—	778
Other	609	276	210	—	1,095
Total investments	642	295	936	—	1,873
Physical commodities	—	179	—	—	179
Total trading assets[4]	174,240	142,039	11,674	(57,947)	270,006
Investment securities—AFS securities	28,997	36,735	—	—	65,732
Securities purchased under agreements to resell	—	554	—	—	554
Intangible assets	—	3	—	—	3
Total assets measured at fair value	$203,237	$179,331	$11,674	$(57,947)	$336,295
Liabilities at Fair Value
Deposits	$—	$29	$31	$—	$60
Short-term borrowings	—	406	2	—	408
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	9,500	—	—	—	9,500
U.S. agency securities	786	96	—	—	882
Total U.S. government and agency securities	10,286	96	—	—	10,382
Other sovereign government obligations	18,685	2,110	—	—	20,795
Corporate and other debt:
State and municipal securities	—	230	—	—	230
Asset-backed securities	—	477	—	—	477
Corporate bonds	—	5,873	13	—	5,886
Other debt	—	17	3	—	20
Total corporate and other debt	—	6,597	16	—	6,613
Corporate equities[2]	44,980	50	19	—	45,049
Obligation to return securities received as collateral	20,929	5	1	—	20,935
Derivative and other contracts:
Interest rate contracts	690	396,224	1,075	—	397,989
Credit contracts	—	14,765	1,399	—	16,164
Foreign exchange contracts	22	56,108	113	—	56,243
Equity contracts	1,305	43,623	1,724	—	46,652
Commodity contracts	2,002	5,860	2,804	—	10,666
Other	—	76	—	—	76
Netting[3]	(3,758)	(444,890)	(2,172)	(44,449)	(495,269)
Total derivative and other contracts	261	71,766	4,943	(44,449)	32,521
Physical commodities	—	4	—	—	4
Total trading liabilities	95,141	80,628	4,979	(44,449)	136,299
Securities sold under agreements to repurchase	—	596	149	—	745
Other secured financings	—	3,296	450	—	3,746
Long-term borrowings	43	36,662	2,042	—	38,747
Total liabilities measured at fair value	$95,184	$121,617	$7,653	$(44,449)	$180,005

September 2016 Form 10-Q	8

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	At December 31, 2015
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$17,658	$—	$—	$—	$17,658
U.S. agency securities	797	17,886	—	—	18,683
Total U.S. government and agency securities	18,455	17,886	—	—	36,341
Other sovereign government obligations	13,559	7,400	4	—	20,963
Corporate and other debt:
State and municipal securities	—	1,651	19	—	1,670
Residential mortgage-backed securities	—	1,456	341	—	1,797
Commercial mortgage-backed securities	—	1,520	72	—	1,592
Asset-backed securities	—	494	25	—	519
Corporate bonds	—	9,959	267	—	10,226
Collateralized debt and loan obligations	—	284	430	—	714
Loans and lending commitments[1]	—	4,682	5,936	—	10,618
Other debt	—	2,263	448	—	2,711
Total corporate and other debt	—	22,309	7,538	—	29,847
Corporate equities[2]	106,296	379	433	—	107,108
Securities received as collateral	11,221	3	1	—	11,225
Derivative and other contracts:
Interest rate contracts	406	323,586	2,052	—	326,044
Credit contracts	—	22,258	661	—	22,919
Foreign exchange contracts	55	64,608	292	—	64,955
Equity contracts	653	38,552	1,084	—	40,289
Commodity contracts	3,140	10,654	3,358	—	17,152
Other	—	219	—	—	219
Netting[3]	(3,840)	(380,443)	(3,120)	(55,562)	(442,965)
Total derivative and other contracts	414	79,434	4,327	(55,562)	28,613
Investments[4]:
Principal investments	20	44	486	—	550
Other	163	310	221	—	694
Total investments	183	354	707	—	1,244
Physical commodities	—	321	—	—	321
Total trading assets[4]	150,128	128,086	13,010	(55,562)	235,662
Investment securities—AFS securities	34,351	32,408	—	—	66,759
Securities purchased under agreements to resell	—	806	—	—	806
Intangible assets	—	—	5	—	5
Total assets measured at fair value	$184,479	$161,300	$13,015	$(55,562)	$303,232
Liabilities at Fair Value
Deposits	$—	$106	$19	$—	$125
Short-term borrowings	—	1,647	1	—	1,648
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	12,932	—	—	—	12,932
U.S. agency securities	854	127	—	—	981
Total U.S. government and agency securities	13,786	127	—	—	13,913
Other sovereign government obligations	10,970	2,558	—	—	13,528
Corporate and other debt:
Commercial mortgage-backed securities	—	2	—	—	2
Corporate bonds	—	5,035	—	—	5,035
Lending commitments	—	3	—	—	3
Other debt	—	5	4	—	9
Total corporate and other debt	—	5,045	4	—	5,049
Corporate equities[2]	47,123	35	17	—	47,175
Obligation to return securities received as collateral	19,312	3	1	—	19,316
Derivative and other contracts:
Interest rate contracts	466	305,151	1,792	—	307,409
Credit contracts	—	22,160	1,505	—	23,665
Foreign exchange contracts	22	65,177	151	—	65,350
Equity contracts	570	42,447	3,115	—	46,132
Commodity contracts	3,012	9,431	2,308	—	14,751
Other	—	43	—	—	43
Netting[3]	(3,840)	(380,443)	(3,120)	(40,473)	(427,876)
Total derivative and other contracts	230	63,966	5,751	(40,473)	29,474
Total trading liabilities	91,421	71,734	5,773	(40,473)	128,455
Securities sold under agreements to repurchase	—	532	151	—	683
Other secured financings	—	2,393	461	—	2,854
Long-term borrowings	—	31,058	1,987	—	33,045
Total liabilities measured at fair value	$91,421	$107,470	$8,392	$(40,473)	$166,810
AFS—Availablefor sale
1.

At September 30, 2016, loans held at fair value consisted of $7,038 million of corporate loans, $1,338 million of residential real estate loans and $836 million of wholesale real estate loans. At December 31, 2015, loans held at fair value consisted of $7,286 million of corporate loans, $1,885 million of residential real estate loans and $1,447 million of wholesale real estate loans.

2.	For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.
3.

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

4.

Amounts exclude certain investments that are measured at fair value using the net asset value (“NAV”) per share, which are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Fair Value of Investments Measured at Net Asset Value” herein.

9	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

Roll-forward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	Beginning Balance at June 30, 2016	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2016	Unrealized Gains (Losses) at September 30, 2016
Assets at Fair Value
Trading assets:
U.S. agency securities	$20	$—	$—	$(18)	$—	$—	$6	$8	$—
Other sovereign government obligations	2	—	6	(1)	—	—	5	12	—
Corporate and other debt:
State and municipal securities	10	1	—	(7)	—	—	—	4	—
Residential mortgage-backed securities	216	1	56	(76)	—	—	(9)	188	(12)
Commercial mortgage-backed securities	51	(5)	12	(1)	—	—	7	64	(3)
Asset-backed securities	88	(3)	6	(79)	—	—	—	12	—
Corporate bonds	276	(55)	20	(23)	—	—	(19)	199	(55)
Collateralized debt and loan obligations	109	6	9	(38)	—	—	(1)	85	10
Loans and lending commitments	5,418	(12)	501	(206)	—	(733)	(813)	4,155	(12)
Other debt	528	—	191	(212)	—	—	(261)	246	—
Total corporate and other debt	6,696	(67)	795	(642)	—	(733)	(1,096)	4,953	(72)
Corporate equities	572	(28)	42	(36)	—	—	(214)	336	(26)
Securities received as collateral	—	—	1	—	—	—	—	1	—
Net derivative and other contracts[2]:
Interest rate contracts	(235)	(60)	3	—	(15)	11	337	41	(45)
Credit contracts	(1,114)	147	—	—	—	2	82	(883)	147
Foreign exchange contracts	(1)	(27)	—	—	—	(42)	(37)	(107)	(27)
Equity contracts	(1,473)	220	31	(2)	(37)	567	834	140	239
Commodity contracts	1,298	269	—	—	(14)	(170)	(89)	1,294	104
Other	(11)	—	—	—	—	—	11	—	—
Total net derivative and other contracts	(1,536)	549	34	(2)	(66)	368	1,138	485	418
Investments:
Principal investments	769	(29)	2	(8)	—	(27)	19	726	(30)
Other	205	(12)	—	—	—	—	17	210	(6)
Total investments	974	(41)	2	(8)	—	(27)	36	936	(36)
Liabilities at Fair Value
Deposits	$30	$1	$—	$—	$5	$—	$(3)	$31	$1
Short-term borrowings	—	—	—	—	—	—	2	2	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	6	(1)	(3)	2	—	—	7	13	(1)
Other debt	3	—	—	—	—	—	—	3	—
Total corporate and other debt	9	(1)	(3)	2	—	—	7	16	(1)
Corporate equities	26	2	(2)	2	—	—	(5)	19	—
Obligation to return securities received as collateral	—	—	—	1	—	—	—	1	—
Securities sold under agreements to repurchase	150	1	—	—	—	—	—	149	2
Other secured financings	441	(11)	—	—	—	(2)	—	450	(11)
Long-term borrowings	1,929	(88)	—	—	193	(147)	(21)	2,042	(87)

September 2016 Form 10-Q	10

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Beginning Balance at December 31, 2015	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2016	Unrealized Gains (Losses) at September 30, 2016
Assets at Fair Value
Trading assets:
U.S. agency securities	$—	$—	$3	$(37)	$—	$—	$42	$8	$—
Other sovereign government obligations	4	—	10	(6)	—	—	4	12	—
Corporate and other debt:
State and municipal securities	19	—	—	(16)	—	—	1	4	—
Residential mortgage-backed securities	341	(14)	64	(201)	—	—	(2)	188	(13)
Commercial mortgage-backed securities	72	(17)	19	(18)	—	—	8	64	(15)
Asset-backed securities	25	(4)	5	(95)	—	—	81	12	(3)
Corporate bonds	267	(4)	146	(276)	—	—	66	199	(17)
Collateralized debt and loan obligations	430	9	13	(295)	—	—	(72)	85	16
Loans and lending commitments	5,936	(65)	921	(860)	—	(986)	(791)	4,155	(51)
Other debt	448	1	92	(35)	—	—	(260)	246	65
Total corporate and other debt	7,538	(94)	1,260	(1,796)	—	(986)	(969)	4,953	(18)
Corporate equities	433	(57)	62	(324)	—	—	222	336	(80)
Securities received as collateral	1	—	—	—	—	—	—	1	—
Net derivative and other contracts[2]:
Interest rate contracts	260	257	3	—	(15)	(59)	(405)	41	(156)
Credit contracts	(844)	(255)	1	—	—	155	60	(883)	(277)
Foreign exchange contracts	141	(104)	—	—	—	(224)	80	(107)	(102)
Equity contracts	(2,031)	334	816	(2)	(166)	1,083	106	140	172
Commodity contracts	1,050	377	33	—	(20)	(312)	166	1,294	162
Total net derivative and other contracts	(1,424)	609	853	(2)	(201)	643	7	485	(201)
Investments:
Principal investments	486	(57)	374	(29)	—	(67)	19	726	(58)
Other	221	(3)	—	(8)	—	—	—	210	(5)
Total investments	707	(60)	374	(37)	—	(67)	19	936	(63)
Intangible assets	5	—	—	—	—	—	(5)	—	—

Liabilities at Fair Value
Deposits	$19	$(1)	$—	$—	$15	$—	$(4)	$31	$(1)
Short-term borrowings	1	—	—	—	—	(1)	2	2	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	—	(3)	(7)	32	—	—	(15)	13	(3)
Other debt	4	—	(1)	—	—	—	—	3	—
Total corporate and other debt	4	(3)	(8)	32	—	—	(15)	16	(3)
Corporate equities	17	4	(37)	14	—	—	29	19	32
Obligation to return securities received as collateral	1	—	—	—	—	—	—	1	—
Securities sold under agreements to repurchase	151	2	—	—	—	—	—	149	3
Other secured financings	461	(42)	—	—	69	(44)	(78)	450	(42)
Long-term borrowings	1,987	(103)	—	—	366	(262)	(152)	2,042	91

11	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Beginning Balance at June 30, 2015	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2015	Unrealized Gains (Losses) at September 30, 2015
Assets at Fair Value
Trading assets:
U.S. agency securities	$3	$—	$—	$—	$—	$—	$(3)	$—	$—
Other sovereign government obligations	12	—	5	(4)	—	—	(2)	11	—
Corporate and other debt:
State and municipal securities	7	5	12	(5)	—	—	14	33	5
Residential mortgage-backed securities	378	3	59	(55)	—	—	19	404	4
Commercial mortgage-backed securities	84	(12)	17	(6)	—	—	(4)	79	(12)
Asset-backed securities	19	—	13	(7)	—	—	6	31	—
Corporate bonds	479	(25)	78	(228)	—	(50)	(28)	226	(6)
Collateralized debt and loan obligations	660	(7)	80	(188)	—	—	—	545	(11)
Loans and lending commitments	5,512	(78)	939	(156)	—	(1,229)	176	5,164	(53)
Other debt	564	(22)	9	(4)	—	(1)	(16)	530	(23)
Total corporate and other debt	7,703	(136)	1,207	(649)	—	(1,280)	167	7,012	(96)
Corporate equities	486	10	150	(80)	—	—	9	575	4
Securities received as collateral	3	—	—	(2)	—	—	—	1	—
Net derivative and other contracts[2]:
Interest rate contracts	(236)	(137)	12	—	(7)	74	383	89	(66)
Credit contracts	(989)	210	—	—	(74)	86	(38)	(805)	219
Foreign exchange contracts	446	42	3	—	—	(327)	(98)	66	45
Equity contracts	(2,102)	309	16	—	(50)	(187)	(27)	(2,041)	296
Commodity contracts	1,205	238	—	—	—	(11)	—	1,432	179
Total net derivative and other contracts	(1,676)	662	31	—	(131)	(365)	220	(1,259)	673
Investments:
Principal investments	581	26	8	(50)	—	—	(24)	541	26
Other	300	11	1	—	—	—	—	312	11
Total investments	881	37	9	(50)	—	—	(24)	853	37
Intangible assets	6	(1)	—	—	—	—	—	5	(1)

Liabilities at Fair Value
Short-term borrowings	$—	$(2)	$—	$—	$4	$—	$63	$69	$(2)
Trading liabilities:
Corporate and other debt:
Corporate bonds	15	9	(10)	23	—	—	—	19	7
Other debt	4	—	—	—	—	—	—	4	—
Total corporate and other debt	19	9	(10)	23	—	—	—	23	7
Corporate equities	112	72	(50)	99	—	—	8	97	73
Obligation to return securities received as collateral	3	—	(2)	—	—	—	—	1	—
Securities sold under agreements to repurchase	154	—	—	—	—	—	—	154	—
Other secured financings	168	2	—	—	187	(12)	—	341	2
Long-term borrowings	2,221	61	—	—	237	(81)	146	2,462	64

September 2016 Form 10-Q	12

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Beginning Balance at December 31, 2014	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales	Issuances	Settlements	Net Transfers	Ending Balance at September 30, 2015	Unrealized Gains (Losses) at September 30, 2015
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$41	$(1)	$7	$(31)	$—	$—	$(5)	$11	$—
Corporate and other debt:
State and municipal securities	—	5	14	(1)	—	—	15	33	5
Residential mortgage-backed securities	175	28	172	(57)	—	—	86	404	19
Commercial mortgage-backed securities	96	(17)	23	(23)	—	—	—	79	(19)
Asset-backed securities	76	(1)	22	(31)	—	—	(35)	31	4
Corporate bonds	386	(19)	155	(218)	—	(53)	(25)	226	(16)
Collateralized debt and loan obligations	1,152	141	320	(709)	—	(331)	(28)	545	(7)
Loans and lending commitments	5,874	(34)	1,860	(95)	—	(2,461)	20	5,164	(62)
Other debt	285	(13)	30	(14)	—	(25)	267	530	—
Total corporate and other debt	8,044	90	2,596	(1,148)	—	(2,870)	300	7,012	(76)
Corporate equities	272	57	437	(199)	—	—	8	575	67
Securities received as collateral	—	—	1	—	—	—	—	1	—
Net derivative and other contracts[2]:
Interest rate contracts	(173)	(37)	16	—	(22)	277	28	89	20
Credit contracts	(743)	(69)	6	—	(94)	86	9	(805)	(89)
Foreign exchange contracts	151	133	4	—	(1)	(197)	(24)	66	133
Equity contracts	(2,165)	(76)	115	—	(279)	252	112	(2,041)	(237)
Commodity contracts	1,146	345	2	—	(112)	111	(60)	1,432	420
Total net derivative and other contracts	(1,784)	296	143	—	(508)	529	65	(1,259)	247
Investments:
Principal investments	835	22	20	(109)	—	(187)	(40)	541	—
Other	323	(5)	2	(6)	—	—	(2)	312	—
Total investments	1,158	17	22	(115)	—	(187)	(42)	853	—
Intangible assets	6	—	—	—	—	(1)	—	5	—

Liabilities at Fair Value
Short-term borrowings	$—	$(2)	$—	$—	$60	$—	$7	$69	$(2)
Trading liabilities:
Corporate and other debt:
Corporate bonds	78	6	(25)	37	—	—	(65)	19	6
Lending commitments	5	5	—	—	—	—	—	—	5
Other debt	38	—	(1)	7	—	(39)	(1)	4	—
Total corporate and other debt	121	11	(26)	44	—	(39)	(66)	23	11
Corporate equities	45	90	(88)	128	—	—	102	97	90
Obligation to return securities received as collateral	—	—	—	1	—	—	—	1	—
Securities sold under agreements to repurchase	153	(1)	—	—	—	—	—	154	—
Other secured financings	149	(5)	—	—	223	(36)	—	341	4
Long-term borrowings	1,934	159	—	—	853	(213)	47	2,462	157

1.	Loan originations and consolidations of VIEs are included in purchases.
2.	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts.

13	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

Valuation Techniques and Sensitivity of Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements

	Predominant Valuation Techniques/Significant Unobservable Inputs/Sensitivity	Range (Weighted Averages or Simple Averages/Median)[1]
$ in millions		At September 30, 2016	At December 31, 2015
Assets at Fair Value
Residential mortgage-backed securities ($188 million and $341 million)
Comparable pricing:	Comparable bond price / (A)	0 to 9 points (6 points)	0 to 75 points (32 points)
Commercial mortgage-backed securities ($64 million and $72 million)
Comparable pricing:	Comparable bond price / (A)	0 to 11 points (2 points)	0 to 9 points (2 points)
Corporate bonds ($199 million and $267 million)
Comparable pricing:	Comparable bond price / (A)	11 to 127 points (75 points)	3 to 119 points (90 points)
Comparable pricing:	EBITDA multiple / (A)		7 to 9 times (8 times)
Option model:	At the money volatility / (C)	6% to 33% (25%)
Structured bond model:	Discount rate / (C)		15% (15%)
Collateralized debt and loan obligations ($85 million and $430 million)
Comparable pricing:	Comparable bond price / (A)	0 to 80 points (44 points)	47 to 103 points (67 points)
Correlation model:	Credit correlation / (B)	23% to 65% (52%)	39% to 60% (49%)
Loans and lending commitments ($4,155 million and $5,936 million)
Corporate loan model:	Credit spread / (C)	471 to 815 bps (633 bps)	250 to 866 bps (531 bps)
Margin loan model:	Volatility skew / (C)(D)	20% to 83% (36%)	14% to 70% (33%)
	Discount rate / (C)(D)	1% to 9% (2%)	1% to 4% (2%)
	Credit spread / (C)(D)		62 to 499 bps (145 bps)
Expected recovery:	Asset coverage / (A)	47% to 99% (85%)
Option model:	Volatility skew / (C)	-1% (-1%)	-1% (-1%)
Comparable pricing:	Comparable loan price / (A)	41 to 100 points (85 points)	35 to 100 points (88 points)
Discounted cash flow:	Implied weighted average cost of capital / (C)(D)	5% (5%)	6% to 8% (7%)
	Capitalization rate / (C)(D)	4% to 10% (4%)	4% to 10% (4%)
Other debt ($246 million and $448 million)
Comparable pricing:	Comparable loan price / (A)	3 to 87 points (69 points)	4 to 84 points (59 points)
Comparable pricing:	Comparable bond price / (A)	7 points (7 points)	8 points (8 points)
Option model:	At the money volatility / (C)(D)	16% to 53% (42%)	16% to 53% (53%)
	Volatility skew / (C)(D)	-1% to 0% (0%)
Margin loan model:	Discount rate / (C)		1% (1%)
Discounted cash flow:	Discount rate / (C)	6% to 12% (11%)
Corporate equities ($336 million and $433 million)
Comparable pricing:	Comparable equity price / (A)	100% (100%)	100% (100%)
Comparable pricing:	Comparable price / (A)		50% to 80% (72%)
Market approach:	EBITDA multiple / (A)		9 times (9 times)

September 2016 Form 10-Q	14

Notes to Consolidated Financial Statements (Unaudited)

	Predominant Valuation Techniques/Significant Unobservable Inputs/Sensitivity	Range (Weighted Averages or Simple Averages/Median)[1]
$ in millions		At September 30, 2016	At December 31, 2015
Net derivative and other contracts[2]:
Interest rate contracts ($41 million and $260 million)
Option model:	Interest rate - Foreign exchange correlation / (A)(D)	28% to 58% (44% / 43%)
	Interest rate - Foreign exchange correlation / (C)(D)		25% to 62% (43% / 43%)
	Interest rate volatility skew / (A)(D)	31% to 114% (73% / 67%)	29% to 82% (43% / 40%)
	Interest rate quanto correlation / (A)(D)	-10% to 39% (5% / -4%)	-8% to 36% (5% / -6%)
	Interest rate curve correlation / (C)(D)	19% to 95% (72% / 78%)	24% to 95% (60% / 69%)
	Interest rate curve / (C)(D)	1% (1% / 1%)
	Inflation volatility / (C)(D)	23% to 51% (38% / 37%)
	Inflation volatility / (A)(D)		58% (58% / 58%)
	Interest rate - Inflation correlation / (A)(D)		-41% to -39% (-41% / -41%)
	Interest rate volatility concentration liquidity multiple / (C)(D)		0 to 3 times (2 times)
Credit contracts ($(883) million and $(844) million)
Comparable pricing:	Cash synthetic basis / (C)(D)	5 to 12 points (11 points)	5 to 12 points (9 points)
	Comparable bond price / (C)(D)	0 to 75 points (24 points)	0 to 75 points (24 points)
Correlation model:	Credit correlation / (B)	24% to 83% (46%)	39% to 97% (57%)
Foreign exchange contracts[3] ($(107) million and $141 million)
Option model:	Interest rate - Foreign exchange correlation / (A)(D)	28% to 58% (44% / 43%)
	Interest rate - Foreign exchange correlation / (C)(D)		25% to 62% (43% / 43%)
	Interest rate volatility skew / (A)(D)	31% to 114% (73% / 67%)	29% to 82% (43% / 40%)
	Interest rate curve / (A)(D)	0% (0% / 0%)	0% (0% / 0%)
	Interest rate quanto correlation / (A)(D)	-10% to 39% (5% / -4%)
Equity contracts[3] ($140 million and $(2,031) million)
Option model:	At the money volatility / (A)(D)		16% to 65% (32%)
	At the money volatility / (C)(D)	6% to 64% (34%)
	Volatility skew / (A)(D)	-4% to 0% (-1%)	-3% to 0% (-1%)
	Equity - Equity correlation / (C)(D)	40% to 96% (71%)	40% to 99% (71%)
	Equity - Foreign exchange correlation / (C)(D)	-70% to 40% (-24%)
	Equity - Foreign exchange correlation / (A)(D)		-60% to -11% (-39%)
	Equity - Interest rate correlation / (C)(D)	-7% to 52% (15% / 7%)	-29% to 50% (16% / 8%)
Commodity contracts ($1,294 million and $1,050 million)
Option model:	Forward power price / (C)(D)	$9 to $95 ($32) per MWh	$3 to $91 ($32) per MWh
	Commodity volatility / (C)(D)	6% to 57% (18%)
	Commodity volatility / (A)(D)		10% to 92% (18%)
	Cross commodity correlation / (C)(D)	43% to 99% (93%)	43% to 99% (93%)

15	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Predominant Valuation Techniques/Significant Unobservable Inputs/Sensitivity	Range (Weighted Averages or Simple Averages/Median)[1]
$ in millions		At September 30, 2016	At December 31, 2015
Investments:
Principal investments ($726 million and $486 million)
Discounted cash flow:	Implied weighted average cost of capital / (C)(D)	15% to 18% (17%)	16% (16%)
	Exit multiple / (A)(D)	7 to 21 times (6 times)	8 to 14 times (9 times)
	Capitalization rate / (C)(D)		5% to 9% (6%)
	Equity discount rate / (C)(D)		20% to 35% (26%)
Market approach:	EBITDA multiple / (A)(D)	6 to 25 times (12 times)	8 to 20 times (11 times)
	Forward capacity price / (A)(D)	$4 to $9 ($7)	$5 to $9 ($7)
Comparable pricing:	Comparable equity price / (A)	75% to 100% (84%)	43% to 100% (81%)
Other ($210 million and $221 million)
Discounted cash flow:	Implied weighted average cost of capital / (C)(D)	9% (9%)	10% (10%)
	Exit multiple / (A)(D)	12 times (12 times)	13 times (13 times)
Market approach:	EBITDA multiple / (A)	6 to 13 times (11 times)	7 to 14 times (12 times)
Comparable pricing:	Comparable equity price / (A)	100% (100%)	100% (100%)
Liabilities at Fair Value
Securities sold under agreements to repurchase ($149 million and $151 million)
Discounted cash flow:	Funding spread / (A)	118 to 122 bps (119 bps)	86 to 116 bps (105 bps)
Other secured financings ($450 million and $461 million)
Option model:	Volatility skew / (C)	-1% (-1%)	-1% (-1%)
Discounted cash flow:	Discount rate / (C)	4% (4%)	4% to 13% (4%)
Discounted cash flow:	Funding spread / (A)	81 to 110 bps (96 bps)	95 to 113 bps (104 bps)
Long-term borrowings ($2,042 million and $1,987 million)
Option model:	At the money volatility / (C)(D)	6% to 40% (33%)	20% to 50% (29%)
	Volatility skew / (C)(D)	-2% to 0% (-1%)
	Volatility skew / (A)(D)		-1% to 0% (-1%)
	Equity - Equity correlation / (A)(D)	41% to 98% (85%)	40% to 97% (77%)
	Equity - Foreign exchange correlation / (C)(D)	-70% to 9% (-37%)	-70% to -11% (-39%)
Option model:	Interest rate - Foreign exchange correlation / (A)(D)	54% (54% / 54%)
	Interest rate volatility skew / (A)(D)	25% (25% / 25%)	50% (50%)
	Equity volatility discount / (C)(D)	7% to 12% (10% / 10%)
	Equity volatility discount / (A)(D)		10% (10%)
Correlation model:	Credit correlation / (B)		40% to 60% (52%)
Comparable pricing:	Comparable equity price / (A)	100% (100%)	100% (100%)

bps—Basis points. A basis point equals 1/100th of 1%.

Points—Percentage of par

MWh—Megawatt hours.

EBITDA—Earnings before interest, taxes, depreciation and amortization

1.	Amounts represent weighted averages except where simple averages and the median of the inputs are provided when more relevant.
2.

Credit valuation adjustments (“CVA”) and funding valuation adjustments (“FVA”) are included in the balance but excluded from the Valuation Technique(s) and Significant Unobservable Inputs in the previous table. CVA is a Level 3 input when the underlying counterparty credit curve is unobservable. FVA is a Level 3 input in its entirety given the lack of observability of funding spreads in the principal market.

3.	Includes derivative contracts with multiple risks (i.e., hybrid products).

Sensitivity of the fair value to changes in the unobservable inputs:

(A)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(B)

Significant changes in credit correlation may result in a significantly higher or lower fair value measurement. Increasing (decreasing) correlation drives a redistribution of risk within the capital structure such that junior tranches become less (more) risky and senior tranches become more (less) risky.

(C)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(D)	There are no predictable relationships between the significant unobservable inputs.

September 2016 Form 10-Q	16

Notes to Consolidated Financial Statements (Unaudited)

For a description of the Firm’s significant unobservable inputs for all major categories of assets and liabilities, see Note 3 to the consolidated financial statements in the 2015 Form 10-K. Following are the updates to significant unobservable inputs disclosed in the 2015 Form 10-K.

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

Investments in Certain Funds Measured at NAV per Share

	At September 30, 2016		At December 31, 2015
$ in millions	Fair Value	Commitment	Fair Value	Commitment
Private equity funds	$1,650	$384	$1,917	$538
Real estate funds	1,218	105	1,337	128
Hedge funds	277	4	589	4
Total	$3,145	$493	$3,843	$670

Non-Redeemable Funds by Projected Distribution

	Fair Value at September 30, 2016
$ in millions	Private Equity Funds	Real Estate Funds
Less than 5 years	$124	$91
5-10 years	890	678
Over 10 years	636	449
Total	$1,650	$1,218

Restrictions

Investments in hedge funds may be subject to lock-up or gate provisions. A lock-up provision is a provision which provides that during a certain initial period an investor may not make a withdrawal from the fund. A gate provision restricts the amount of redemption that an investor can demand on any redemption date.

Hedge Funds Fair Value by Redemption Frequency

At September 30, 2016
Quarterly	55%
Every Six Months	27%
Greater than Six Months	11%
Subject to Lock-up Provisions[1]	7%

1.	The remaining restriction period for these investments was primarily over three years.

The redemption notice periods for hedge funds were primarily greater than six months. Hedge fund investments representing approximately 28% of the fair value cannot be redeemed as of September 30, 2016 because a gate provision has been imposed by the hedge fund manager, primarily for indefinite periods.

17	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Option

The Firm elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.

Earnings Impact of Instruments under the Fair Value Option

$ in millions	Trading Revenues	Interest Income (Expense)	Gains (Losses) Included in Net Revenues
Three Months Ended September 30, 2016
Securities purchased under agreements to resell	$(1)	$2	$1
Deposits[1]	2	—	2
Short-term borrowings[1]	(39)	—	(39)
Securities sold under agreements to repurchase[1]	7	(4)	3
Long-term borrowings[1]	(1,068)	(116)	(1,184)

Nine Months Ended September 30, 2016
Securities purchased under agreements to resell	$(2)	$6	$4
Deposits[1]	(1)	(1)	(2)
Short-term borrowings[1]	(3)	—	(3)
Securities sold under agreements to repurchase[1]	(5)	(9)	(14)
Long-term borrowings[1]	(3,322)	(385)	(3,707)

Three Months Ended September 30, 2015
Securities purchased under agreements to resell	$(1)	$2	$1
Short-term borrowings[2]	(85)	—	(85)
Securities sold under agreements to repurchase[2]	—	(2)	(2)
Long-term borrowings[2]	1,137	(129)	1,008

Nine Months Ended September 30, 2015
Securities purchased under agreements to resell	$(4)	$7	$3
Short-term borrowings[2]	(127)	—	(127)
Securities sold under agreements to repurchase[2]	4	(5)	(1)
Long-term borrowings[2]	2,226	(399)	1,827

1.

Gains (losses) are mainly attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for short-term and long-term borrowings before the impact of related hedges. In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, unrealized DVA gains (losses) of $(143) million and $405 million are recorded within OCI in the consolidated statements of comprehensive income and not included in this table for the current quarter and current year period, respectively. See Notes 2 and 14 for further information.

2.

Gains (losses) recorded in Trading revenues for the prior year quarter and prior year period are attributable to DVA and the respective remainder is attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for primarily structured notes before the impact of related hedges.

The amounts in the previous table are included within Net revenues and do not reflect gains or losses on related hedging instruments, if any. In addition to the amounts in the previous table, as discussed in Note 2 to the consolidated financial statements in the 2015 Form 10-K, instruments within Trading assets or Trading liabilities are measured at fair value.

Gains (Losses) due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2016		2015
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Short-term and long-term borrowings[1]	$(5)	$(140)	$435	$—
Securities sold under agreements to repurchase[1]	—	(3)	—	—
Loans and other debt[2]	26	—	(32)	—
Lending commitments[3]	—	—	5	—

	Nine Months Ended September 30,
	2016		2015
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Short-term and long-term borrowings[1]	$36	$405	$742	$—
Securities sold under agreements to repurchase[1]	—	—	—	—
Loans and other debt[2]	(88)	—	39	—
Lending commitments[3]	3	—	13	—

1.

In accordance with the early adoption of a provision of the accounting update, Recognition and Measurement of Financial Assets and Financial Liabilities, for the current quarter and current year period DVA gains (losses) are recorded in OCI when unrealized and in Trading revenues when realized. In the prior year quarter and prior year period, the realized and unrealized DVA gains (losses) are recorded in Trading revenues. The cumulative impact of changes in the Firm’s DVA and the pre-tax amount recognized in AOCI is a loss of $56 million at September 30, 2016. See Notes 2 and 14 for further information.

2.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
3.	Gains (losses) on lending commitments were generally determined based on the differential between estimated expected client yields and contractual yields at each respective period-end.

Contractual Principal Amount In Excess of Fair Value

$ in millions	At September 30, 2016	At December 31, 2015
Loans and other debt[1]	$15,408	$14,095
Loans 90 or more days past due and/or on nonaccrual status[1]	13,409	11,651
Short-term and long-term borrowings[2]	202	508

1.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.
2.	Short-term and long-term borrowings do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.

September 2016 Form 10-Q	18

Notes to Consolidated Financial Statements (Unaudited)

Short-Term and Long-Term Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At September 30, 2016	At December 31, 2015
Business Unit Responsible for Risk Management
Equity	$20,692	$17,789
Interest rates	16,519	14,255
Credit and foreign exchange	1,659	2,266
Commodities	285	383
Total	$39,155	$34,693

Loans carried at Fair Value which are in Nonaccrual Status

$ in millions	At September 30, 2016	At December 31, 2015
Aggregate fair value of loans in nonaccrual status[1]	$1,530	$1,853

1.	Includes all loans 90 or more days past due in the amount of $710 million and $885 million at September 30, 2016 and December 31, 2015, respectively.

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

	September 30, 2016				Gains (Losses) for the
	Carrying Value[1]	Fair Value by Level			Three Months Ended	Nine Months Ended	Income Statement Classification
$ in millions		Level 1	Level 2	Level 3	September 30, 2016
Assets
Loans[2]	$6,303	$—	$3,296	$3,007	$111	$41	Other revenues
Other assets—Other investments[3,4]	86	—	—	86	(3)	(44)	Other revenues
Other assets—Premises, equipment and software costs[5,6]	22	—	22	—	(29)	(56)	Other revenues if held for sale, otherwise Other expenses
Intangible assets[3,6]	—	—	—	—	(2)	(2)	Other expenses
Total assets	$6,411	$—	$3,318	$3,093	$77	$(61)
Liabilities
Other liabilities and accrued expenses[2]	$302	$—	$236	$66	$52	$98	Other revenues if held for sale, otherwise Other expenses
Total liabilities	$302	$—	$236	$66	$52	$98

	September 30, 2015				Gains (Losses) for the
	Carrying Value[1]	Fair Value by Level			Three Months Ended	Nine Months Ended	Income Statement Classification
$ in millions		Level 1	Level 2	Level 3	September 30, 2015
Assets
Loans[2]	$5,089	$—	$3,060	$2,029	$12	$(201)	Other revenues
Other assets—Other investments[3]	—	—	—	—	—	(2)	Other revenues
Other assets—Premises, equipment and software costs[5]	—	—	—	—	(2)	(24)	Other revenues if held for sale, otherwise Other expenses
Total assets	$5,089	$—	$3,060	$2,029	$10	$(227)
Liabilities
Other liabilities and accrued expenses[2]	$427	$—	$365	$62	$144	$171	Other revenues if held for sale, otherwise Other expenses
Total liabilities	$427	$—	$365	$62	$144	$171

1.	Carrying values included only those assets that had fair value adjustments during the current quarter and prior year quarter.
2.

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

3.

Losses related to Other assets—Other investments and Intangible assets were determined primarily using discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.

4.

Losses related to Other assets—Other investments included a loss of approximately $35 million for the current year period in connection with the sale of solar investments and impairments of the remaining unsold solar investments accounted for under the equity method. The fair value of these investments was determined based on the sales price.

5.	Losses related to Other assets—Premises, equipment and software costs were determined primarily using a default recovery analysis.
6.

Losses related to Other assets—Premises, equipment and software costs and Intangible assets included an impairment charge of approximately $25 million for the current quarter in connection with an oil terminal facility, to reduce the carrying value to its estimated fair value less costs to sell.

19	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Financial Instruments Not Measured at Fair Value

	At September 30, 2016		Fair Value by Level
$ in millions	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$26,899	$26,899	$26,899	$—	$—
Interest bearing deposits with banks	15,653	15,653	15,653	—	—
Investment securities—HTM securities	13,224	13,329	4,544	8,785	—
Securities purchased under agreements to resell	90,025	90,030	—	87,033	2,997
Securities borrowed	126,280	126,282	—	126,147	135
Customer and other receivables[1]	47,203	47,108	—	42,382	4,726
Loans[2]	92,508	93,806	—	19,969	73,837
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	30,784	30,784	30,784	—	—

Financial Liabilities
Deposits	$151,783	$151,903	$—	$151,903	$—
Short-term borrowings	506	506	—	506	—
Securities sold under agreements to repurchase	46,191	46,251	—	43,243	3,008
Securities loaned	16,515	16,525	—	16,525	—
Other secured financings	6,066	6,071	—	4,665	1,406
Customer and other payables[1]	190,743	190,743	—	190,743	—
Long-term borrowings	125,180	127,326	—	127,268	58

	At December 31, 2015		Fair Value by Level
$ in millions	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$19,827	$19,827	$19,827	$—	$—
Interest bearing deposits with banks	34,256	34,256	34,256	—	—
Investment securities—HTM securities	5,224	5,188	998	4,190	—
Securities purchased under agreements to resell	86,851	86,837	—	86,186	651
Securities borrowed	142,416	142,414	—	142,266	148
Customer and other receivables[1]	41,676	41,576	—	36,752	4,824
Loans[2]	85,759	86,423	—	19,241	67,182
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	31,469	31,469	31,469	—	—

Financial Liabilities
Deposits	$155,909	$156,163	$—	$156,163	$—
Short-term borrowings	525	525	—	525	—
Securities sold under agreements to repurchase	36,009	36,060	—	34,150	1,910
Securities loaned	19,358	19,382	—	19,192	190
Other secured financings	6,610	6,610	—	5,333	1,277
Customer and other payables[1]	183,895	183,895	—	183,895	—
Long-term borrowings	120,723	123,219	—	123,219	—

HTM—Held to maturity

1.	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
2.	Amounts include loans measured at fair value on a non-recurring basis.

September 2016 Form 10-Q	20

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2016 and December 31, 2015, notional amounts of approximately $92.1 billion and $99.5 billion, respectively, of the Firm’s lending commitments were held for investment and held for sale, which are not included in the previous table. The estimated fair value of such lending commitments was a liability of $1,410 million and $2,172 million, respectively, at September 30, 2016 and December 31, 2015. Had these commitments been accounted for at fair value, $1,073 million would have been categorized in Level 2 and $337 million in Level 3 at September 30, 2016, and $1,791 million would have been categorized in Level 2 and $381 million in Level 3 at December 31, 2015.

The carrying values of the remaining assets and liabilities not measured at fair value in the following tables approximate fair value due to their short-term nature. The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers. For a further discussion of financial instruments not measured at fair value, see Note 3 to the consolidated financial statements in the 2015 Form 10-K.

4. Derivative Instruments and Hedging Activities

Fair Value, Notional and Offsetting of Derivative Assets and Liabilities

	Derivative Assets at September 30, 2016
	Fair Value				Notional
$ in millions	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
Derivatives designated as accounting hedges
Interest rate contracts	$2,971	$3,471	$—	$6,442	$33,772	$69,219	$—	$102,991
Foreign exchange contracts	24	—	—	24	3,355	127	—	3,482
Total derivatives designated as accounting hedges	2,995	3,471	—	6,466	37,127	69,346	—	106,473
Derivatives not designated as accounting hedges[1]
Interest rate contracts	268,198	144,030	208	412,436	3,696,991	5,940,043	2,054,389	11,691,423
Credit contracts	11,977	2,747	—	14,724	389,167	132,408	—	521,575
Foreign exchange contracts	50,749	305	124	51,178	1,753,186	29,605	18,706	1,801,497
Equity contracts	22,739	—	20,682	43,421	358,008	—	291,873	649,881
Commodity contracts	10,543	—	3,059	13,602	66,102	—	87,714	153,816
Other	25	—	—	25	1,548	—	—	1,548
Total derivatives not designated as accounting hedges	364,231	147,082	24,073	535,386	6,265,002	6,102,056	2,452,682	14,819,740
Total gross derivatives[2]	$367,226	$150,553	$24,073	$541,852	$6,302,129	$6,171,402	$2,452,682	$14,926,213
Amounts offset
Counterparty netting	(285,971)	(146,721)	(21,035)	(453,727)
Cash collateral netting	(52,879)	(2,161)	—	(55,040)
Total derivative assets at fair value included in Trading assets	$28,376	$1,671	$3,038	$33,085
Amounts not offset[3]
Financial instruments collateral	(10,464)	—	—	(10,464)
Other cash collateral	(174)	—	—	(174)
Net exposure	$17,738	$1,671	$3,038	$22,447

21	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Derivative Liabilities at September 30, 2016
	Fair Value				Notional
$ in millions	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
Derivatives designated as accounting hedges
Interest rate contracts	$—	$—	$—	$—	$7	$27	$—	$34
Foreign exchange contracts	309	23	—	332	5,494	694	—	6,188
Total derivatives designated as accounting hedges	309	23	—	332	5,501	721	—	6,222
Derivatives not designated as accounting hedges[1]
Interest rate contracts	251,071	146,712	206	397,989	3,634,398	5,741,556	876,249	10,252,203
Credit contracts	13,461	2,703	—	16,164	453,893	118,266	—	572,159
Foreign exchange contracts	55,515	374	22	55,911	1,826,734	33,421	13,943	1,874,098
Equity contracts	25,299	—	21,353	46,652	374,098	—	295,580	669,678
Commodity contracts	7,723	—	2,943	10,666	69,764	—	65,585	135,349
Other	76	—	—	76	4,429	—	—	4,429
Total derivatives not designated as accounting hedges	353,145	149,789	24,524	527,458	6,363,316	5,893,243	1,251,357	13,507,916
Total gross derivatives[2]	$353,454	$149,812	$24,524	$527,790	$6,368,817	$5,893,964	$1,251,357	$13,514,138
Amounts offset
Counterparty netting	(285,971)	(146,721)	(21,035)	(453,727)
Cash collateral netting	(38,445)	(3,097)	—	(41,542)
Total derivative liabilities at fair value included in Trading liabilities	$29,038	$(6)	$3,489	$32,521
Amounts not offset[3]
Financial instruments collateral	(11,922)	—	(649)	(12,571)
Other cash collateral	(13)	(3)	—	(16)
Net exposure	$17,103	$(9)	$2,840	$19,934

September 2016 Form 10-Q	22

Notes to Consolidated Financial Statements (Unaudited)

	Derivative Assets at December 31, 2015
	Fair Value				Notional
$ in millions	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
Derivatives designated as accounting hedges
Interest rate contracts	$2,825	$1,442	$—	$4,267	$36,999	$35,362	$—	$72,361
Foreign exchange contracts	166	1	—	167	5,996	167	—	6,163
Total derivatives designated as accounting hedges	2,991	1,443	—	4,434	42,995	35,529	—	78,524
Derivatives not designated as accounting hedges[4]
Interest rate contracts	220,289	101,276	212	321,777	4,348,002	5,748,525	1,218,645	11,315,172
Credit contracts	19,310	3,609	—	22,919	585,731	139,301	—	725,032
Foreign exchange contracts	64,438	295	55	64,788	1,907,290	13,402	7,715	1,928,407
Equity contracts	20,212	—	20,077	40,289	316,770	—	229,859	546,629
Commodity contracts	13,114	—	4,038	17,152	67,449	—	82,313	149,762
Other	219	—	—	219	5,684	—	—	5,684
Total derivatives not designated as accounting hedges	337,582	105,180	24,382	467,144	7,230,926	5,901,228	1,538,532	14,670,686
Total gross derivatives[2]	$340,573	$106,623	$24,382	$471,578	$7,273,921	$5,936,757	$1,538,532	$14,749,210
Amounts offset
Counterparty netting	(265,707)	(104,294)	(21,592)	(391,593)
Cash collateral netting	(50,335)	(1,037)	—	(51,372)
Total derivative assets at fair value included in Trading assets	$24,531	$1,292	$2,790	$28,613
Amounts not offset[3]
Financial instruments collateral	(9,190)	—	—	(9,190)
Other cash collateral	(9)	—	—	(9)
Net exposure	$15,332	$1,292	$2,790	$19,414

23	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Derivative Liabilities at December 31, 2015
	Fair Value				Notional
$ in millions	Bilateral OTC	Cleared OTC	Exchange Traded	Total	Bilateral OTC	Cleared OTC	Exchange Traded	Total
Derivatives designated as accounting hedges
Interest rate contracts	$20	$250	$—	$270	$3,560	$9,869	$—	$13,429
Foreign exchange contracts	56	6	—	62	4,604	455	—	5,059
Total derivatives designated as accounting hedges	76	256	—	332	8,164	10,324	—	18,488
Derivatives not designated as accounting hedges[4]
Interest rate contracts	203,004	103,852	283	307,139	4,030,039	5,682,322	1,077,710	10,790,071
Credit contracts	19,942	3,723	—	23,665	562,027	131,388	—	693,415
Foreign exchange contracts	65,034	232	22	65,288	1,868,015	13,322	2,655	1,883,992
Equity contracts	25,708	—	20,424	46,132	332,734	—	229,266	562,000
Commodity contracts	10,864	—	3,887	14,751	59,169	—	62,974	122,143
Other	43	—	—	43	4,114	—	—	4,114
Total derivatives not designated as accounting hedges	324,595	107,807	24,616	457,018	6,856,098	5,827,032	1,372,605	14,055,735
Total gross derivatives[2]	$324,671	$108,063	$24,616	$457,350	$6,864,262	$5,837,356	$1,372,605	$14,074,223
Amounts offset
Counterparty netting	(265,707)	(104,294)	(21,592)	(391,593)
Cash collateral netting	(33,332)	(2,951)	—	(36,283)
Total derivative liabilities at fair value included in Trading liabilities	$25,632	$818	$3,024	$29,474
Amounts not offset[3]
Financial instruments collateral	(5,384)	—	(405)	(5,789)
Other cash collateral	(5)	—	—	(5)
Net exposure	$20,243	$818	$2,619	$23,680

OTC—Over-the-counter

1.

Notional amounts include gross notionals related to open long and short futures contracts of $1,714.6 billion and $431.1 billion, respectively. The unsettled fair value on these futures contracts (excluded from this table) of $1,784 million and $55 million is included in Customer and other receivables and Customer and other payables, respectively, in the consolidated balance sheets.

2.

Amounts include transactions which are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Firm has not determined the agreements to be legally enforceable as follows: $4.2 billion of derivative assets and $5.0 billion of derivative liabilities at September 30, 2016, and $4.2 billion of derivative assets and $5.2 billion of derivative liabilities at December 31, 2015.

3.

Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

4.

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

Gains (Losses) on Fair Value Hedges

	Gains (Losses) Recognized in Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2016	2015	2016	2015
Derivatives	$(733)	$1,531	$2,386	$390
Borrowings	790	(1,696)	(2,492)	(678)
Total	$57	$(165)	$(106)	$(288)

Gains (Losses) on Net Investment Hedges

	Gains (Losses) Recognized in OCI (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2016	2015	2016	2015
Foreign exchange contracts[1]	$(60)	$210	$(396)	$391

1.

Losses of $20 million in the current quarter and $59 million in the current year period recognized in Interest income were related to the forward points on the hedging instruments that were excluded from hedge effectiveness testing. Losses of $37 million in the prior year quarter and $117 million in the prior year period recognized in Interest income were related to the forward points on the hedging instruments that were excluded from hedge effectiveness testing.

September 2016 Form 10-Q	24

Notes to Consolidated Financial Statements (Unaudited)

Gains (Losses) on Trading Instruments

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2016	2015	2016	2015
Interest rate contracts	$357	$216	$983	$1,141
Foreign exchange contracts	170	91	769	606
Equity security and index contracts[1]	1,415	968	4,360	4,309
Commodity and other contracts[2]	63	164	(61)	980
Credit contracts	604	152	1,369	871
Subtotal	$2,609	$1,591	$7,420	$7,907
Debt valuation adjustments[3]	—	435	—	742
Total trading revenue	$2,609	$2,026	$7,420	$8,649

1.	Dividend income is included within equity security and index contracts.
2.	Other contracts represent contracts not reported as interest rate, foreign exchange, equity security and index or credit contracts.
3.

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

The previous table summarizes gains and losses included in Trading revenues in the consolidated statements of income from trading activities. These activities include revenues related to derivative and non-derivative financial instruments. The Firm generally utilizes financial instruments across a variety of product types in connection with their market-making and related risk management strategies. Accordingly, the trading revenues presented in the following table are not representative of the manner in which the Firm manages its business activities and are prepared in a manner similar to the presentation of trading revenues for regulatory reporting purposes.

OTC Derivative Products—Trading Assets

Counterparty Credit Rating and Remaining Maturity of OTC Derivative Assets

	Fair Value at September 30, 2016[1]
	Contractual Years to Maturity				Cross-Maturity and Cash Collateral Netting[2]	Net Exposure Post-cash Collateral	Net Exposure Post- collateral[3]
$ in millions	Less than 1	1-3	3-5	Over 5
Credit Rating[4]
AAA	$167	$383	$991	$4,603	$(5,361)	$783	$705
AA	2,095	1,847	1,913	13,532	(13,963)	5,424	3,252
A	7,940	7,561	4,958	28,357	(37,040)	11,776	6,345
BBB	3,764	3,895	2,825	14,720	(16,747)	8,457	6,386
Non-investment grade	2,760	2,102	746	3,433	(5,608)	3,433	2,721
Total	$16,726	$15,788	$11,433	$64,645	$(78,719)	$29,873	$19,409

	Fair Value at December 31, 2015[1]
$ in millions	Contractual Years to Maturity				Cross-Maturity and Cash Collateral Netting[2]	Net Exposure Post-cash Collateral	Net Exposure Post- collateral[3]
	Less than 1	1-3	3-5	Over 5
Credit Rating[4]
AAA	$203	$453	$827	$3,665	$(4,319)	$829	$715
AA	2,689	2,000	1,876	9,223	(10,981)	4,807	2,361
A	9,748	8,191	4,774	20,918	(34,916)	8,715	5,448
BBB	3,614	4,863	1,948	11,801	(15,086)	7,140	4,934
Non-investment grade	3,982	2,333	1,157	3,567	(6,716)	4,323	3,166
Total	$20,236	$17,840	$10,582	$49,174	$(72,018)	$25,814	$16,624

1.	Fair values shown represent the Firm’s net exposure to counterparties related to its OTC derivative products.
2.

Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

3.	Fair value is shown, net of collateral received (primarily cash and U.S. government and agency securities).
4.	Obligor credit ratings are determined by the Credit Risk Management Department.

25	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2016
Net derivative liabilities with credit risk- related contingent features	$30,232
Collateral posted	26,761

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Global Ratings (“S&P”). The following table shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.

Incremental Collateral or Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2016[1]
One-notch downgrade	$1,279
Two-notch downgrade	1,245

1.

Amounts include $1,758 million related to bilateral arrangements between the Firm and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are used by the Firm to manage the risk of counterparty downgrades.

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

For further information on credit derivatives and other credit contracts, see Note 4 to the consolidated financial statements in the 2015 Form 10-K.

Protection Sold and Purchased with Credit Default Swaps

	At September 30, 2016
	Protection Sold		Protection Purchased
$ in millions	Notional	Fair Value (Asset)/ Liability	Notional	Fair Value (Asset)/ Liability
Single name credit default swaps	$318,840	$(1,188)	$312,236	$1,139
Index and basket credit default swaps	169,147	286	142,842	(510)
Tranched index and basket credit default swaps	38,157	(971)	112,512	2,684
Total	$526,144	$(1,873)	$567,590	$3,313

	At December 31, 2015
	Protection Sold		Protection Purchased
$ in millions	Notional	Fair Value (Asset)/ Liability	Notional	Fair Value (Asset)/ Liability
Single name credit default swaps	$420,806	$1,980	$405,361	$(2,079)
Index and basket credit default swaps	199,688	(102)	173,936	(82)
Tranched index and basket credit default swaps	69,025	(1,093)	149,631	2,122
Total	$689,519	$785	$728,928	$(39)

For single name and non-tranched index and basket credit default swaps, the Firm has purchased protection with a notional amount of approximately $452.2 billion and $577.7 billion at September 30, 2016 and December 31, 2015, respectively, compared with a notional amount of approximately $485.9 billion and $619.5 billion (included in the following tables) at September 30, 2016 and December 31, 2015, respectively, of credit protection sold with identical underlying reference obligations.

September 2016 Form 10-Q	26

Notes to Consolidated Financial Statements (Unaudited)

Credit Ratings of Reference Obligation and Maturities of Credit Protection Sold

	At September 30, 2016
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability[1]
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name credit default swaps[2]
Investment grade	$92,473	$81,544	$41,534	$12,856	$228,407	$(1,438)
Non-investment grade	40,204	34,089	14,633	1,507	90,433	250
Total single name credit default swaps	132,677	115,633	56,167	14,363	318,840	(1,188)
Index and basket credit default swaps[2]
Investment grade	22,936	35,780	25,744	16,044	100,504	(1,003)
Non-investment grade	52,148	27,175	14,979	12,498	106,800	318
Total index and basket credit default swaps	75,084	62,955	40,723	28,542	207,304	(685)
Total credit default swaps sold	$207,761	$178,588	$96,890	$42,905	$526,144	$(1,873)
Other credit contracts	55	18	—	260	333	(9)
Total credit derivatives and other credit contracts	$207,816	$178,606	$96,890	$43,165	$526,477	$(1,882)

	At December 31, 2015
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability[1]
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name credit default swaps[2]
Investment grade	$84,543	$138,467	$63,754	$12,906	$299,670	$(1,831)
Non-investment grade	38,054	56,261	24,432	2,389	121,136	3,811
Total single name credit default swaps	$122,597	$194,728	$88,186	$15,295	$420,806	$1,980
Index and basket credit default swaps[2]
Investment grade	$33,507	$59,403	$45,505	$5,327	$143,742	$(1,977)
Non-investment grade	52,590	43,899	15,480	13,002	124,971	782
Total index and basket credit default swaps	$86,097	$103,302	$60,985	$18,329	$268,713	$(1,195)
Total credit default swaps sold	$208,694	$298,030	$149,171	$33,624	$689,519	$785
Other credit contracts	19	107	2	332	460	(24)
Total credit derivatives and other credit contracts	$208,713	$298,137	$149,173	$33,956	$689,979	$761

1.	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
2.

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

27	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

5. Investment Securities

The following tables present information about the Firm’s AFS securities, which are carried at fair value, and HTM securities, which are carried at amortized cost. The net unrealized gains or losses on AFS securities are reported on an after-tax basis as a component of AOCI.

AFS and HTM Securities

	At September 30, 2016
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$27,669	$98	$54	$27,713
U.S. agency securities[1]	24,179	183	18	24,344
Total U.S. government and agency securities	51,848	281	72	52,057
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,991	5	26	1,970
Non-agency	2,153	35	8	2,180
Auto loan asset-backed securities	1,733	4	—	1,737
Corporate bonds	3,886	55	1	3,940
Collateralized loan obligations	515	—	4	511
FFELP student loan asset-backed securities[2]	3,406	2	80	3,328
Total corporate and other debt	13,684	101	119	13,666
Total AFS debt securities	65,532	382	191	65,723
AFS equity securities	15	—	6	9
Total AFS securities	65,547	382	197	65,732
HTM securities
U.S. government securities:
U.S. Treasury securities	4,539	25	20	4,544
U.S. agency securities[1]	8,685	101	1	8,785
Total HTM securities	13,224	126	21	13,329
Total Investment securities	$78,771	$508	$218	$79,061

	At December 31, 2015
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$31,555	$5	$143	$31,417
U.S. agency securities[1]	21,103	29	156	20,976
Total U.S. government and agency securities	52,658	34	299	52,393
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,906	1	60	1,847
Non-agency	2,220	3	25	2,198
Auto loan asset-backed securities	2,556	—	9	2,547
Corporate bonds	3,780	5	30	3,755
Collateralized loan obligations	502	—	7	495
FFELP student loan assets-backed securities[2]	3,632	—	115	3,517
Total corporate and other debt	14,596	9	246	14,359
Total AFS debt securities	67,254	43	545	66,752
AFS equity securities	15	—	8	7
Total AFS securities	67,269	43	553	66,759
HTM securities
U.S. government securities:
U.S. Treasury securities	1,001	—	3	998
U.S. agency securities[1]	4,223	1	34	4,190
Total HTM securities	5,224	1	37	5,188
Total Investment securities	$72,493	$44	$590	$71,947

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
2.	FFELP—Federal Family Education Loan Program. Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

September 2016 Form 10-Q	28

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$6,520	$54	$—	$—	$6,520	$54
U.S. agency securities	4,485	6	1,961	12	6,446	18
Total U.S. government and agency securities	11,005	60	1,961	12	12,966	72
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	—	—	1,143	26	1,143	26
Non-agency	149	1	649	7	798	8
Auto loan asset-backed securities	99	—	175	—	274	—
Corporate bonds	333	—	142	1	475	1
Collateralized loan obligations	13	—	498	4	511	4
FFELP student loan asset-backed securities	—	—	2,885	80	2,885	80
Total corporate and other debt	594	1	5,492	118	6,086	119
Total AFS debt securities	11,599	61	7,453	130	19,052	191
AFS equity securities	9	6	—	—	9	6
Total AFS securities	11,608	67	7,453	130	19,061	197
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	1,519	20	—	—	1,519	20
U.S. agency securities	450	1	—	—	450	1
Total HTM securities	1,969	21	—	—	1,969	21
Total Investment securities	$13,577	$88	$7,453	$130	$21,030	$218

29	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$25,994	$126	$2,177	$17	$28,171	$143
U.S. agency securities	14,242	135	639	21	14,881	156
Total U.S. government and agency securities	40,236	261	2,816	38	43,052	299
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,185	44	422	16	1,607	60
Non-agency	1,479	21	305	4	1,784	25
Auto loan asset-backed securities	1,644	7	881	2	2,525	9
Corporate bonds	2,149	19	525	11	2,674	30
Collateralized loan obligations	352	5	143	2	495	7
FFELP student loan asset-backed securities	2,558	79	929	36	3,487	115
Total corporate and other debt	9,367	175	3,205	71	12,572	246
Total AFS debt securities	49,603	436	6,021	109	55,624	545
AFS equity securities	7	8	—	—	7	8
Total AFS securities	49,610	444	6,021	109	55,631	553
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	898	3	—	—	898	3
U.S. agency securities	3,677	34	—	—	3,677	34
Total HTM securities	4,575	37	—	—	4,575	37
Total Investment securities	$54,185	$481	$6,021	$109	$60,206	$590

As discussed in Note 2 to the consolidated financial statements in the 2015 Form 10-K, AFS and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Firm’s ongoing assessment of temporary versus other-than-temporarily impaired at the individual security level.

The Firm believes there are no securities in an unrealized loss position that are other-than-temporarily-impaired at September 30, 2016 and December 31, 2015 for the reasons discussed herein.

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

September 2016 Form 10-Q	30

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities by Contractual Maturity

	At September 30, 2016
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$372	$372	0.7%
After 1 year through 5 years	19,965	20,047	1.0%
After 5 years through 10 years	7,332	7,294	1.4%
Total	27,669	27,713
U.S. agency securities:
After 1 year through 5 years	3,272	3,276	0.6%
After 5 years through 10 years	1,130	1,150	1.9%
After 10 years	19,777	19,918	1.6%
Total	24,179	24,344
Total U.S. government and agency securities	51,848	52,057	1.3%
Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
Due within 1 year	83	84	0.9%
After 1 year through 5 years	377	380	1.2%
After 5 years through 10 years	564	565	1.2%
After 10 years	967	941	1.6%
Total	1,991	1,970
Non-agency:
After 10 years	2,153	2,180	2.0%
Total	2,153	2,180
Auto loan asset-backed securities:
Due within 1 year	142	142	1.3%
After 1 year through 5 years	1,489	1,492	1.4%
After 5 years through 10 years	102	103	1.7%
Total	1,733	1,737
Corporate bonds:
Due within 1 year	563	563	1.3%
After 1 year through 5 years	2,620	2,656	1.8%
After 5 years through 10 years	703	721	2.5%
Total	3,886	3,940
Collateralized loan obligations:
After 5 years through 10 years	502	498	1.5%
After 10 years	13	13	1.5%
Total	515	511
FFELP student loan asset-backed securities:
After 1 year through 5 years	86	86	0.7%
After 5 years through 10 years	870	847	0.9%
After 10 years	2,450	2,395	1.0%
Total	3,406	3,328
Total corporate and other debt	13,684	13,666	1.5%
Total AFS debt securities	65,532	65,723	1.3%
AFS equity securities	15	9	— %
Total AFS securities	65,547	65,732	1.3%

	At September 30, 2016
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
HTM securities
U.S. government securities:
U.S. Treasury securities:
Due within 1 year	$500	$500	0.7%
After 1 year through 5 years	1,107	1,116	1.2%
After 10 years	2,932	2,928	1.8%
Total	4,539	4,544
U.S. agency securities:
After 10 years	8,685	8,785	2.0%
Total	8,685	8,785
Total HTM securities	13,224	13,329	1.8%
Total Investment securities	$78,771	$79,061	1.4%

Gross Realized Gains and Losses on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2016	2015	2016	2015
Gross realized gains	$45	$22	$130	$91
Gross realized (losses)	—	(4)	(3)	(17)
Total	$45	$18	$127	$74

Gross realized gains and losses are recognized in Other revenues in the consolidated statements of income.

6. Collateralized Transactions

The Firm enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions. For further discussion of the Firm’s collateralized transactions, see Note 6 to the consolidated financial statements in the 2015 Form 10-K.

Offsetting of Certain Collateralized Transactions

	At September 30, 2016
$ in millions	Gross Amounts[1]	Amounts Offset	Net Amounts Presented	Amounts Not Offset[2]	Net Exposure
Assets
Securities purchased under agreements to resell	$162,348	$(71,769)	$90,579	$(83,064)	$7,515
Securities borrowed	136,370	(10,090)	126,280	(121,245)	5,035
Liabilities
Securities sold under agreements to repurchase	$118,705	$(71,769)	$46,936	$(39,291)	$7,645
Securities loaned	26,605	(10,090)	16,515	(16,336)	179

31	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2015
$ in millions	Gross Amounts[1]	Amounts Offset	Net Amounts Presented	Amounts Not Offset[2]	Net Exposure
Assets
Securities purchased under agreements to resell	$135,714	$(48,057)	$87,657	$(84,752)	$2,905
Securities borrowed	147,445	(5,029)	142,416	(134,250)	8,166
Liabilities
Securities sold under agreements to repurchase	$84,749	$(48,057)	$36,692	$(31,604)	$5,088
Securities loaned	24,387	(5,029)	19,358	(18,881)	477

1.

Amounts include transactions which are either not subject to master netting agreements or are subject to such agreements but the Firm has not determined the agreements to be legally enforceable as follows: $7.0 billion of Securities purchased under agreements to resell, $1.4 billion of Securities borrowed, $6.9 billion of Securities sold under agreements to repurchase and $0.1 billion of Securities loaned at September 30, 2016, and $2.6 billion of Securities purchased under agreements to resell, $3.0 billion of Securities borrowed and $4.9 billion of Securities sold under agreements to repurchase at December 31, 2015.

2.

Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For information related to offsetting of derivatives, see Note 4.

Secured Financing Transactions—Maturities and Collateral Pledged

Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2016
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase[1]	$37,212	$31,284	$24,697	$25,512	$118,705
Securities loaned[1]	15,613	134	3,128	7,730	26,605
Gross amount of secured financing included in the offsetting disclosure	$52,825	$31,418	$27,825	$33,242	$145,310
Trading liabilities—Obligation to return securities received as collateral	20,935	—	—	—	20,935
Total	$73,760	$31,418	$27,825	$33,242	$166,245

	At December 31, 2015
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase[1]	$20,410	$25,245	$13,221	$25,873	$84,749
Securities loaned[1]	12,247	478	2,156	9,506	24,387
Gross amount of secured financing included in the offsetting disclosure	$32,657	$25,723	$15,377	$35,379	$109,136
Trading liabilities—Obligation to return securities received as collateral	19,316	—	—	—	19,316
Total	$51,973	$25,723	$15,377	$35,379	$128,452

1.	Amounts are presented on a gross basis, prior to netting in the consolidated balance sheets.

Gross Secured Financing Balances by Class of Collateral Pledged
$ in millions	At September 30, 2016	At December 31, 2015
Securities sold under agreements to repurchase[1]
U.S. government and agency securities	$46,027	$36,609
State and municipal securities	647	173
Other sovereign government obligations	46,527	24,820
Asset-backed securities	2,668	441
Corporate and other debt	8,139	4,020
Corporate equities	14,017	18,473
Other	680	213
Total securities sold under agreements to repurchase	$118,705	$84,749
Securities loaned[1]
U.S. government and agency securities	$272	$—
Other sovereign government obligations	10,126	7,336
Corporate and other debt	105	71
Corporate equities	16,047	16,972
Other	55	8
Total securities loaned	$26,605	$24,387
Gross amount of secured financing included in the offsetting disclosure	$145,310	$109,136
Trading liabilities—Obligation to return securities received as collateral
Corporate and other debt	$—	$3
Corporate equities	20,916	19,313
Other	19	—
Total Trading liabilities—obligation to return securities received as collateral	$20,935	$19,316
Total	$166,245	$128,452

1.	Amounts are presented on a gross basis, prior to netting in the consolidated balance sheets.

September 2016 Form 10-Q	32

Notes to Consolidated Financial Statements (Unaudited)

Trading Assets Pledged

The Firm pledges its trading assets to collateralize securities sold under agreements to repurchase and other secured financings. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the consolidated balance sheets. At September 30, 2016 and December 31, 2015, the carrying value of Trading assets that have been loaned or pledged to counterparties, where those counterparties do not have the right to sell or repledge the collateral, were $40.3 billion and $35.0 billion, respectively.

Collateral Received

The Firm receives collateral in the form of securities in connection with securities purchased under agreements to resell, securities borrowed and derivative transactions, customer margin loans and securities-based lending. In many cases, the Firm is permitted to sell or repledge these securities held as collateral and use the securities to secure securities sold under agreements to repurchase, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions. The Firm additionally receives securities as collateral in connection with certain securities-for-securities transactions in which it is the lender. In instances where the Firm is permitted to sell or repledge these securities, it reports the fair value of the collateral received and the related obligation to return the collateral included in Trading assets and Trading liabilities, respectively, in its consolidated balance sheets. At September 30, 2016 and December 31, 2015, the total fair value of financial instruments received as collateral where the Firm is permitted to sell or repledge the securities was $551.8 billion and $522.6 billion, respectively, and the fair value of the portion that had been sold or repledged was $433.8 billion and $398.1 billion, respectively.

Other

The Firm engages in margin lending to clients that allows the client to borrow against the value of qualifying securities. Margin loans are included within Customer and other receivables in the consolidated balance sheets. Under these agreements and transactions, the Firm receives collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Firm. The Firm monitors required margin levels and established credit terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. At September 30, 2016 and December 31, 2015, the amounts related to margin lending were approximately $28.0 billion and $25.3 billion, respectively.

For a further discussion of the Firm’s margin lending activities, see Note 6 to the consolidated financial statements in the 2015 Form 10-K.

The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 10.

Cash and Securities Deposited with Clearing Organizations or Segregated

$ in millions	At September 30, 2016	At December 31, 2015
Securities[1]	$16,625	$14,390
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	30,784	31,469
Total	$47,409	$45,859

1.

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

Loans Held for Investment and Held for Sale

	At September 30, 2016
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans[1,2]
Loans by Product Type
Corporate loans	$24,792	$10,223	$35,015
Consumer loans	24,717	—	24,717
Residential real estate loans	23,562	79	23,641
Wholesale real estate loans	7,616	1,806	9,422
Total loans, gross	80,687	12,108	92,795
Allowance for loan losses	(287)	—	(287)
Total loans, net	$80,400	$12,108	$92,508

33	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2015
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans[1,2]
Loans by Product Type
Corporate loans	$23,554	$11,924	$35,478
Consumer loans	21,528	—	21,528
Residential real estate loans	20,863	104	20,967
Wholesale real estate loans	6,839	1,172	8,011
Total loans, gross	72,784	13,200	85,984
Allowance for loan losses	(225)	—	(225)
Total loans, net	$72,559	$13,200	$85,759

1.	Amounts include loans that are made to non-U.S. borrowers of $8,975 million and $9,789 million at September 30, 2016 and December 31, 2015, respectively.
2.

Loans at fixed interest rates and floating or adjustable interest rates were $10,450 million and $82,058 million, respectively, at September 30, 2016 and $8,471 million and $77,288 million, respectively, at December 31, 2015.

Credit Quality

For a further discussion about the Firm’s evaluation of credit transactions and monitoring and credit quality indicators, see Note 7 to the consolidated financial statements in the 2015 Form 10-K.

Credit Quality Indicators for Loans Held for Investment, Gross of Allowance for Loan Losses, by Product Type

	At September 30, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$23,145	$24,717	$23,524	$7,321	$78,707
Special mention	357	—	—	106	463
Substandard	1,152	—	38	189	1,379
Doubtful	138	—	—	—	138
Loss	—	—	—	—	—
Total loans	$24,792	$24,717	$23,562	$7,616	$80,687

	At December 31, 2015
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$22,040	$21,528	$20,828	$6,839	$71,235
Special mention	300	—	—	—	300
Substandard	1,202	—	35	—	1,237
Doubtful	12	—	—	—	12
Loss	—	—	—	—	—
Total loans	$23,554	$21,528	$20,863	$6,839	$72,784

Allowance for Credit Losses and Impaired Loans

For factors considered by the Firm in determining the allowance for loan losses and impairments, see Notes 2 and 7 to the consolidated financial statements in the 2015 Form 10-K.

Impaired and Past Due Loans by Product Type

	At September 30, 2016
$ in millions	Corporate	Residential Real Estate	Total
Impaired loans with allowance	$181	$—	$181
Impaired loans without allowance[1]	186	28	214
Impaired loans unpaid principal balance[2]	374	30	404
Past due 90 days loans and on nonaccrual	1	21	22

	At December 31, 2015
$ in millions	Corporate	Residential Real Estate	Total
Impaired loans with allowance	$39	$—	$39
Impaired loans without allowance[1]	89	17	106
Impaired loans unpaid principal balance[2]	130	19	149
Past due 90 days loans and on nonaccrual	1	21	22

1.

At September 30, 2016 and December 31, 2015, no allowance was outstanding for these loans as the present value of the expected future cash flows (or, alternatively, the observable market price of the loan or the fair value of the collateral held) equaled or exceeded the carrying value.

2.

The impaired loans unpaid principal balance differs from the aggregate amount of impaired loan balances with and without allowance due to various factors, including charge-offs and net deferred loan fees or costs.

Select Loan Information by Region

	At September 30, 2016
$ in millions	Americas	EMEA	Asia- Pacific	Total
Impaired loans	$395	$—	$—	$395
Past due 90 days loans and on nonaccrual	22	—	—	22
Allowance for loan losses	254	29	4	287

	At December 31, 2015
$ in millions	Americas	EMEA	Asia- Pacific	Total
Impaired loans	$108	$12	$25	$145
Past due 90 days loans and on nonaccrual	22	—	—	22
Allowance for loan losses	183	34	8	225

EMEA— Europe, Middle East and Africa

September 2016 Form 10-Q	34

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses on Lending Activities

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Allowance for Loan Losses
Balance at December 31, 2015	$166	$5	$17	$37	$225
Gross charge-offs	(15)	—	—	—	(15)
Gross recoveries	—	—	—	—	—
Net recoveries/(charge-offs)	(15)	—	—	—	(15)
Provision for (release of) loan losses[1]	120	(2)	3	8	129
Other[2]	(52)	—	—	—	(52)
Balance at September 30, 2016	$219	$3	$20	$45	$287
Allowance for Loan Losses by Impairment Methodology
Inherent	$142	$3	$20	$45	$210
Specific	77	—	—	—	77
Total allowance for loan losses at September 30, 2016	$219	$3	$20	$45	$287
Loans Evaluated by Impairment Methodology[3]
Inherent	$24,425	$24,717	$23,534	$7,616	$80,292
Specific	367	—	28	—	395
Total loans evaluated at September 30, 2016	$24,792	$24,717	$23,562	$7,616	$80,687
Allowance for Lending Commitments
Balance at December 31, 2015	$180	$1	$—	$4	$185
Provision for lending commitments[1]	9	—	—	—	9
Other	(7)	—	—	—	(7)
Balance at September 30, 2016	$182	$1	$—	$4	$187
Allowance for Lending Commitments by Impairment Methodology
Inherent	$180	$1	$—	$4	$185
Specific	2	—	—	—	2
Total allowance for lending commitments at September 30, 2016	$182	$1	$—	$4	$187
Lending Commitments Evaluated by Impairment Methodology[3]
Inherent	$64,261	$5,561	$326	$536	$70,684
Specific	76	—	—	—	76
Total lending commitments evaluated at September 30, 2016	$64,337	$5,561	$326	$536	$70,760

35	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Allowance for Loan Losses
Balance at December 31, 2014	$118	$2	$8	$21	$149
Gross charge-offs	—	—	(1)	—	(1)
Gross recoveries	1	—	—	—	1
Net recoveries/(charge-offs)	1	—	(1)	—	—
Provision for loan losses[1]	31	—	3	1	35
Other	(11)	—	—	—	(11)
Balance at September 30, 2015	$139	$2	$10	$22	$173
Allowance for Loan Losses by Impairment Methodology
Inherent	$134	$2	$10	$22	$168
Specific	5	—	—	—	5
Total allowance for loan losses at September 30, 2015	$139	$2	$10	$22	$173
Loans Evaluated by Impairment Methodology[3]
Inherent	$22,426	$20,447	$19,615	$6,577	$69,065
Specific	93	—	25	—	118
Total loans evaluated at September 30, 2015	$22,519	$20,447	$19,640	$6,577	$69,183
Allowance for Lending Commitments
Balance at December 31, 2014	$147	$—	$—	$2	$149
Provision for lending commitments[1]	11	—	—	1	12
Balance at September 30, 2015	$158	$—	$—	$3	$161
Allowance for Lending Commitments by Impairment Methodology
Inherent	$158	$—	$—	$3	$161
Total allowance for lending commitments at September 30, 2015	$158	$—	$—	$3	$161
Lending Commitments Evaluated by Impairment Methodology[3]
Inherent	$65,627	$4,587	$310	$446	$70,970
Specific	128	—	—	—	128
Total lending commitments evaluated at September 30, 2015	$65,755	$4,587	$310	$446	$71,098

1.	No material provision was recorded for the current quarter and the prior year quarter, respectively.
2.	Amount includes $51 million of allowance related to loans of $413 million that were transferred to loans held for sale during the current year period.
3.	Loan balances are gross of the allowance for loan losses, and lending commitments are gross of the allowance for lending commitments.

Troubled Debt Restructurings

At September 30, 2016 and December 31, 2015, the impaired loans and lending commitments classified as held for investment include troubled debt restructurings of $52.8 million and $44.0 million related to loans and $13.9 million and $34.8 million related to lending commitments, respectively, within corporate loans. At September 30, 2016 the Firm did not record an allowance related to these troubled debt restructurings. At December 31, 2015, an allowance of $5.1 million was recorded. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants, and payment extensions.

Employee Loans

Employee loans are granted primarily in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the consolidated balance sheets. These loans are full recourse, generally require periodic payments and have repayment terms ranging from 1 to 12 years. The Firm establishes an allowance for loan amounts it does not consider recoverable, which is recorded in Compensation and benefits expense. At September 30, 2016, the Firm had $4,821 million of employee loans, net of an allowance of approximately $96 million. At December 31, 2015, the Firm had $4,923 million of employee loans, net of an allowance of approximately $108 million.

September 2016 Form 10-Q	36

Notes to Consolidated Financial Statements (Unaudited)

8. Equity Method Investments

Overview

The Firm has investments accounted for under the equity method of accounting (see Note 1 to the consolidated financial statements in the 2015 Form 10-K) of $3,168 million and $3,144 million at September 30, 2016 and December 31, 2015, respectively, included in Other assets—Other investments in the consolidated balance sheets. Income (loss) from equity method investments was $(40) million for the current quarter and $35 million for the prior year quarter, and $(39) million for the current year period and $118 million for the prior year period, and is included in Other revenues in the consolidated statements of income. In addition, a loss of $35 million was recognized in the current year period in connection with the sale of solar investments and impairments of the remaining unsold solar investments accounted for under the equity method.

Japanese Securities Joint Venture

Included in the equity method investments is the Firm’s 40% voting interest (“40% interest”) in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest. The Firm accounts for its equity method investment in MUMSS within the Institutional Securities business segment. The Firm recorded income from its 40% interest in MUMSS of $26 million in the current quarter and $54 million in the prior year quarter, and income of $83 million in the current year period and $194 million in the prior year period, within Other revenues in the consolidated statements of income.

9. Deposits

Deposits

$ in millions	At September 30, 2016[1]	At December 31, 2015[1]
Savings and demand deposits	$150,244	$153,346
Time deposits[2]	1,599	2,688
Total[3]	$151,843	$156,034

1.

Total deposits subject to Federal Deposit Insurance Corporation (‘‘FDIC’’) insurance at September 30, 2016 and December 31, 2015 were $125 billion and $113 billion, respectively. Of the total time deposits subject to the FDIC insurance at September 30, 2016 and December 31, 2015, $12 million and $14 million, respectively, met or exceeded the FDIC insurance limit.

2.	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3).
3.	Deposits were primarily held in the U.S.

Interest bearing deposits at September 30, 2016 included $150,228 million of savings deposits payable upon demand and $728 million of time deposits maturing in 2016, $805 million of time deposits maturing in 2017 and $12 million of time deposits maturing in 2018.

10. Long-Term Borrowings and Other Secured Financings

Long-Term Borrowings

Components of Long-term Borrowings

$ in millions	At September 30, 2016	At December 31, 2015
Senior debt	$152,917	$140,494
Subordinated debt	11,010	10,404
Junior subordinated debentures	—	2,870
Total	$163,927	$153,768

The Firm issued notes with a principal amount of approximately $27.5 billion in the current year period and $30.2 billion in the prior year period, and approximately $22.9 billion and $17.6 billion, respectively, in aggregate long-term borrowings matured or were retired.

The weighted average maturity of long-term borrowings, based upon stated maturity dates, was approximately 5.9 years and 6.1 years at September 30, 2016 and December 31, 2015, respectively.

Trust Preferred Securities

During the current quarter, Morgan Stanley Capital Trust III, Morgan Stanley Capital Trust IV, Morgan Stanley Capital Trust V and Morgan Stanley Capital Trust VIII redeemed all of their issued and outstanding Capital Securities pursuant to the optional redemption provisions provided in the respective governing documents. In the aggregate, $2.8 billion was redeemed. We concurrently redeemed the related underlying junior subordinated debentures.

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

Components of Other Secured Financings

$ in millions	At September 30, 2016	At December 31, 2015
Secured financings with original maturities greater than one year	$8,251	$7,629
Secured financings with original maturities one year or less	1,292	1,435
Failed sales[1]	269	400
Total	$9,812	$9,464

1.	For more information on failed sales, see Note 12.

37	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

11. Commitments, Guarantees and Contingencies

Commitments

The Firm’s commitments are summarized in the following table by years to maturity. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Commitments

	Years to Maturity at September 30, 2016
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Letters of credit and other financial guarantees obtained to satisfy collateral requirements	$122	$1	$1	$42	$166
Investment activities	551	101	33	273	958
Corporate lending commitments[1]	16,695	22,606	46,098	1,556	86,955
Consumer lending commitments	5,555	2	—	4	5,561
Residential real estate lending commitments	79	43	96	227	445
Wholesale real estate lending commitments	118	328	111	79	636
Forward-starting securities purchased under agreements to resell and securities borrowed[2]	70,997	—	—	—	70,997
Underwriting commitments	51	—	—	—	51
Total	$94,168	$23,081	$46,339	$2,181	$165,769

1.	Due to the nature of the Firm’s obligations under the commitments, these amounts include certain commitments participated to third parties of $5.7 billion.
2.

The Firm enters into forward-starting securities purchased under agreements to resell and securities borrowed agreements that primarily settle within three business days of the trade date, and of the total amount at September 30, 2016, $60.3 billion settled within three business days.

For a further description of these commitments, refer to Note 12 to the consolidated financial statements in the 2015 Form 10-K.

The Firm sponsors several non-consolidated investment funds for third-party investors where it typically acts as general partner of, and investment advisor to, these funds and typically commits to invest a minority of the capital of such funds, with subscribing third-party investors contributing the majority. The Firm’s employees, including its senior officers as well as the Firm’s Board of Directors, may participate on the same terms and conditions as other investors in certain of these funds that the Firm sponsors primarily for client investment, except that the Firm may waive or lower applicable fees and charges for its employees. The Firm has contractual capital commitments, guarantees, lending facilities and counterparty arrangements with respect to these investment funds.

September 2016 Form 10-Q	38

Notes to Consolidated Financial Statements (Unaudited)

Guarantees

Obligations Under Guarantee Arrangements at September 30, 2016

	Maximum Potential Payout/Notional					Carrying Amount (Asset)/ Liability	Collateral/ Recourse
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivative contracts[1]	$207,761	$178,588	$96,890	$42,905	$526,144	$(1,873)	$—
Other credit contracts	55	18	—	260	333	(9)	—
Non-credit derivative contracts[1]	994,398	644,322	269,117	551,899	2,459,736	73,892	—
Standby letters of credit and other financial guarantees issued[2]	1,177	651	1,480	5,590	8,898	(129)	6,886
Market value guarantees	52	254	93	13	412	2	6
Liquidity facilities	3,038	—	—	—	3,038	(5)	5,404
Whole loan sales guarantees	—	—	2	23,359	23,361	8	—
Securitization representations and warranties	—	—	—	60,333	60,333	103	—
General partner guarantees	8	36	52	309	405	50	—

1.	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 4.
2.	These amounts include certain issued standby letters of credit participated to third parties totaling $0.8 billion due to the nature of the Firm’s obligations under these arrangements.

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

For more information on the nature of the obligation and related business activity for market value guarantees, liquidity facilities, whole loan sale guarantees and general partner guarantees related to certain investment management funds, as well as the other products in the previous table, see Note 12 to the consolidated financial statements in the 2015 Form 10-K.

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

39	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

On January 25, 2011, the Firm was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a litigation pending in the United States District Court for the Southern District of New York (“SDNY”). The suit, brought by the trustee of a series of commercial mortgage pass-through certificates, alleges that the Firm breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Firm. The complaint seeks, among other things, to have the Firm repurchase the loan and pay additional monetary damages. On June 16, 2014, the court granted the Firm’s supplemental motion for summary judgment, which was appealed by plaintiff. On April 27, 2016, the United States Court of Appeals for the Second Circuit vacated the judgment of the SDNY and remanded the case to the SDNY for further proceedings consistent with its opinion. A trial has been set for February 13, 2017. Based on currently available information, the Firm believes it could incur a loss in this action of up to approximately $81 million, plus pre-judgment interest, fees and costs.

On August 7, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL against the Firm. The matter is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v.

September 2016 Form 10-Q	40

Notes to Consolidated Financial Statements (Unaudited)

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

On August 8, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Firm styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. On August 16, 2013, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On August 16, 2016, the Firm moved for summary judgment and the plaintiffs moved for partial summary judgment. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $527 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On September 28, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-13ARX against the Firm styled Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The plaintiff filed an amended complaint on January 17, 2013, which asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $609 million, breached various representations and warranties. The amended complaint seeks, among other relief, declaratory judgment relief, specific performance and unspecified damages and interest. By order dated September 30, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the amended complaint. On August 11, 2016, the Appellate Division, First Department reversed in part the trial court’s granting of the Firm’s motion to dismiss. On September 9, 2016, the Firm filed a motion for reargument or, in the alternative, leave to appeal that decision. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $170 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

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

41	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. The Firm perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, the Firm believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Firm, or upon sale, plus pre- and post-judgment interest, fees and costs. The Firm may be entitled to be indemnified for some of these losses.

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

On December 30, 2013, Wilmington Trust Company, in its capacity as trustee for Morgan Stanley Mortgage Loan Trust 2007-12, filed a complaint against the Firm. The matter is styled Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al. and is pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $516 million, breached various representations and warranties. The complaint seeks, among other relief, unspecified damages, attorneys’ fees, costs and interest. On February 28, 2014, the defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on June 14, 2016. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $152 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus attorney’s fees, costs and interest, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

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

September 2016 Form 10-Q	42

Notes to Consolidated Financial Statements (Unaudited)

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

12. Variable Interest Entities and Securitization Activities

Overview

For a discussion on the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 13 to the consolidated financial statements in the 2015 Form 10-K.

As a result of adopting the accounting update, Amendments to the Consolidation Analysis, on January 1, 2016, certain consolidated entities are now considered VIEs and are included in the balances at September 30, 2016. See Note 2 for further information.

Consolidated VIEs

Assets and Liabilities by Type of Activity

	At September 30, 2016		At December 31, 2015
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
Credit-linked notes	$901	$—	$900	$—
Other structured financings	572	7	787	13
Asset-backed securitizations[1]	597	371	668	423
Other[2]	916	32	245	—
Total	$2,986	$410	$2,600	$436

1.

Asset-backed securitizations include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets including consumer or commercial assets. The value of assets is determined based on the fair value of the liabilities of and the interests owned by the Firm in such VIEs, because the fair values for the liabilities and interests owned are more observable.

2.	Other primarily includes certain operating entities, investment funds and structured transactions.

Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2016	At December 31, 2015
Assets
Cash and due from banks	$86	$14
Trading assets, at fair value	1,889	1,842
Customer and other receivables	7	3
Goodwill	18	—
Intangible assets	138	—
Other assets	848	741
Total assets	$2,986	$2,600
Liabilities
Other secured financings, at fair value	$378	$431
Other liabilities and accrued expenses	32	5
Total liabilities	$410	$436

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

In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders. At September 30, 2016 and December 31, 2015, noncontrolling interests in the consolidated financial statements related to consolidated VIEs were $204 million and $37 million, respectively. The Firm also had additional maximum exposure to losses of approximately $78 million and $72 million at September 30, 2016 and December 31, 2015, respectively, primarily related to certain derivatives, commitments, guarantees and other forms of involvement.

43	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Non-consolidated VIEs

The following tables include all VIEs in which the Firm has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria, and exclude exposure to loss from liabilities due to immateriality. Most of the VIEs included in the following tables are sponsored by unrelated parties; the Firm’s involvement generally is the result of its secondary market-making activities, securities held in its Investment securities portfolio (see Note 5), and certain investments in funds.

Non-Consolidated VIE Assets, Maximum and Carrying Value of Exposure to Loss

	At September 30, 2016
$ in millions	Mortgage- and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
VIE assets that the Firm does not consolidate (unpaid principal balance)	$120,846	$4,875	$5,070	$4,597	$39,119
Maximum exposure to loss
Debt and equity interests	$12,505	$741	$45	$1,639	$5,011
Derivative and other contracts	—	—	3,038	—	46
Commitments, guarantees and other	714	196	—	373	363
Total maximum exposure to loss	$13,219	$937	$3,083	$2,012	$5,420

Carrying value of exposure to loss—Assets
Debt and equity interests	$12,505	$741	$12	$1,248	$5,011
Derivative and other contracts	—	—	6	—	15
Total carrying value of exposure to loss—Assets	$12,505	$741	$18	$1,248	$5,026

	At December 31, 2015
$ in millions	Mortgage- and Asset-Backed Securitizations	Collateralized Debt Obligations	Municipal Tender Option Bonds	Other Structured Financings	Other
VIE assets that the Firm does not consolidate (unpaid principal balance)	$126,872	$8,805	$4,654	$2,201	$20,775
Maximum exposure to loss
Debt and equity interests	$13,361	$1,259	$1	$1,129	$3,854
Derivative and other contracts	—	—	2,834	—	67
Commitments, guarantees and other	494	231	—	361	222
Total maximum exposure to loss	$13,855	$1,490	$2,835	$1,490	$4,143

Carrying value of exposure to loss—Assets
Debt and equity interests	$13,361	$1,259	$1	$685	$3,854
Derivative and other contracts	—	—	5	—	13
Total carrying value of exposure to loss—Assets	$13,361	$1,259	$6	$685	$3,867

September 2016 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)

Non-Consolidated VIE Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2016		At December 31, 2015
$ in millions	Unpaid Principal Balance	Debt and Equity Interests	Unpaid Principal Balance	Debt and Equity Interests
Residential mortgages	$7,824	$620	$13,787	$1,012
Commercial mortgages	63,835	2,705	57,313	2,871
U.S. agency collateralized mortgage obligations	18,744	3,532	13,236	2,763
Other consumer or commercial loans	30,443	5,648	42,536	6,715
Total mortgage- and asset-backed securitization assets	$120,846	$12,505	$126,872	$13,361

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Firm owned additional VIE assets mainly issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional assets totaled $13.3 billion and $12.9 billion at September 30, 2016 and December 31, 2015, respectively. These assets were either retained in connection with transfers of assets by the Firm, acquired in connection with secondary market-making activities or held as AFS securities in its Investment securities portfolio (see Note 5) or held as investments in funds. At September 30, 2016 and December 31, 2015, these assets consisted of securities backed by residential mortgage loans, commercial mortgage loans or other consumer loans, such as credit card receivables, automobile loans and student loans, CDOs or CLOs, and investment funds. The Firm’s primary risk exposure is to the securities issued by the SPE owned by the Firm, with the risk highest on the most subordinate class of beneficial interests. These assets generally are included in Trading assets—Corporate and other debt, Trading assets—Investments or AFS securities within its Investment securities portfolio and are measured at fair value (see Note 3). The Firm does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Firm’s maximum exposure to loss generally equals the fair value of the assets owned.

Transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment are shown below.

Transfers of Assets with Continuing Involvement

	At September 30, 2016
$ in millions	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other[1]
SPE assets (unpaid principal balance)[2]	$19,196	$61,089	$14,433	$11,497
Retained interests (fair value)
Investment grade	$—	$65	$518	$—
Non-investment grade	6	72	—	973
Total retained interests (fair value)	$6	$137	$518	$973
Interests purchased in the secondary market (fair value)
Investment grade	$—	$131	$156	$—
Non-investment grade	24	89	—	—
Total interests purchased in the secondary market (fair value)	$24	$220	$156	$—
Derivative assets (fair value)	$—	$301	$—	$111
Derivative liabilities (fair value)	—	—	—	443

	At December 31, 2015
$ in millions	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other[1]
SPE assets (unpaid principal balance)[2]	$22,440	$72,760	$17,978	$12,235
Retained interests (fair value)
Investment grade	$—	$238	$649	$—
Non-investment grade	160	63	—	1,136
Total retained interests (fair value)	$160	$301	$649	$1,136
Interests purchased in the secondary market (fair value)
Investment grade	$—	$88	$99	$—
Non-investment grade	60	63	—	10
Total interests purchased in the secondary market (fair value)	$60	$151	$99	$10
Derivative assets (fair value)	$—	$343	$—	$151
Derivative liabilities (fair value)	—	—	—	449

1.	Amounts include CLO transactions managed by unrelated third parties.
2.	Amounts include assets transferred by unrelated transferors.

45	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2016
$ in millions	Level 2	Level 3	Total
Retained interests (fair value)
Investment grade	$583	$—	$583
Non-investment grade	31	1,020	1,051
Total retained interests (fair value)	$614	$1,020	$1,634
Interests purchased in the secondary market (fair value)
Investment grade	$287	$—	$287
Non-investment grade	100	13	113
Total interests purchased in the secondary market (fair value)	$387	$13	$400
Derivative assets (fair value)	$396	$16	$412
Derivative liabilities (fair value)	82	361	443

	At December 31, 2015
$ in millions	Level 2	Level 3	Total
Retained interests (fair value)
Investment grade	$886	$1	$887
Non-investment grade	17	1,342	1,359
Total retained interests (fair value)	$903	$1,343	$2,246
Interests purchased in the secondary market (fair value)
Investment grade	$187	$—	$187
Non-investment grade	112	21	133
Total interests purchased in the secondary market (fair value)	$299	$21	$320
Derivative assets (fair value)	$466	$28	$494
Derivative liabilities (fair value)	110	339	449

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

Proceeds from New Securitization Transactions and Retained Interests in Securitization Transactions

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2016	2015	2016	2015
Proceeds received from new securitization transactions	$6,819	$6,105	$13,695	$17,270
Proceeds from retained interests in securitization transactions	768	476	1,901	2,082

Net gains on sale of assets in securitization transactions at the time of the sale were not material for all periods presented.

The Firm has provided, or otherwise agreed to be responsible for representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 11).

Proceeds from Sales to CLO Entities Sponsored by Non-Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2016	2015	2016	2015
Proceeds from sale of corporate loans sold to those SPEs	$199	$121	$230	$1,086

Net gains on sale of corporate loans to CLO transactions at the time of sale were not material for all periods presented.

The Firm also enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities, through which it retains the exposure to the securities as shown in the following table.

Carrying and Fair Value of Assets Sold and Retained Interest Exposure

$ in millions	At September 30, 2016	At December 31, 2015
Carrying value of assets derecognized at the time of sale and gross cash proceeds	$9,792	$7,878
Fair value of assets sold	9,900	7,935
Fair value of derivative assets recognized in the consolidated balance sheets	118	97
Fair value of derivative liabilities recognized in the consolidated balance sheets	10	40

Failed Sales

For transfers that fail to meet the accounting criteria for a sale, the Firm continues to recognize the assets in Trading assets at fair value, and the Firm recognizes the associated liabilities in Other secured financings at fair value in the consolidated balance sheets (see Note 10).

The assets transferred to certain unconsolidated VIEs in transactions accounted for as failed sales cannot be removed unilaterally by the Firm and are not generally available to the Firm. The related liabilities are also non-recourse to the Firm. In certain other failed sale transactions, the Firm has the right to remove assets or provide additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

Carrying Value of Assets and Liabilities Related to Failed Sales

	At September 30, 2016		At December 31, 2015
$ in millions	Assets	Liabilities	Assets	Liabilities
Failed sales	$269	$269	$400	$400

September 2016 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

13. Regulatory Requirements

Regulatory Capital Framework

For a discussion of the Firm’s regulatory capital framework, see Note 14 to the consolidated financial statements in the 2015 Form 10-K.

Risk-Based Capital Requirement

The Firm is required to maintain minimum risk-based and leverage capital ratios under the regulatory capital requirements. The Firm’s binding risk-based capital ratios for regulatory purposes are the lower of the capital ratios computed under the (i) standardized approaches for calculating credit risk-weighted assets (“RWAs”) and market risk RWAs (the “Standardized Approach”) and (ii) applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (the “Advanced Approach”).

In addition to the minimum risk-based capital ratio requirements, on a fully phased-in basis by 2019, the Firm will be subject to:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 global systemically important bank capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 countercyclical capital buffer, currently set by banking regulators at zero (collectively, the “buffers”).

In 2016, the phase-in amount for each of the buffers is 25% of the fully phased-in buffer requirement. Failure to maintain the buffers will result in restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

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

The Firm’s Regulatory Capital and Capital Ratios

At September 30, 2016 and December 31, 2015, the Firm’s binding ratios are based on the Advanced Approach transitional rules.

Regulatory Capital

	At September 30, 2016
$ in millions	Amount	Ratio	Minimum Ratio[1]
Regulatory capital and capital ratios
Common Equity Tier 1 capital	$60,340	16.8%	5.9%
Tier 1 capital	67,603	18.9%	7.4%
Total capital	78,838	22.0%	9.4%
Tier 1 leverage[2]	—	8.3%	4.0%
Assets
Total RWAs	$358,486	N/A	N/A
Adjusted average assets[3]	809,927	N/A	N/A

	At December 31, 2015
$ in millions	Amount	Ratio	Minimum Ratio[1]
Regulatory capital and capital ratios
Common Equity Tier 1 capital	$59,409	15.5%	4.5%
Tier 1 capital	66,722	17.4%	6.0%
Total capital	79,403	20.7%	8.0%
Tier 1 leverage[2]	—	8.3%	4.0%
Assets
Total RWAs	$384,162	N/A	N/A
Adjusted average assets[3]	803,574	N/A	N/A

N/A—NotApplicable

1.	Percentages represent minimum regulatory capital ratios under the transitional rules.
2.	Tier 1 leverage ratios are calculated under Standardized Approach transitional rules.
3.

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

47	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2016 and December 31, 2015, the Firm’s U.S. Bank Subsidiaries’ binding ratios are based on the Standardized Approach transitional rules.

MSBNA’s Regulatory Capital

	At September 30, 2016
$ in millions	Amount	Ratio	Required Capital Ratio[1]
Common Equity Tier 1 capital	$13,105	15.7%	6.5%
Tier 1 capital	13,105	15.7%	8.0%
Total capital	14,577	17.5%	10.0%
Tier 1 leverage	13,105	10.1%	5.0%

	At December 31, 2015
$ in millions	Amount	Ratio	Required Capital Ratio[1]
Common Equity Tier 1 capital	$13,333	15.1%	6.5%
Tier 1 capital	13,333	15.1%	8.0%
Total capital	15,097	17.1%	10.0%
Tier 1 leverage	13,333	10.2%	5.0%

1.	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

MSPBNA’s Regulatory Capital

	At September 30, 2016
$ in millions	Amount	Ratio	Required Capital Ratio[1]
Common Equity Tier 1 capital	$5,264	26.5%	6.5%
Tier 1 capital	5,264	26.5%	8.0%
Total capital	5,298	26.7%	10.0%
Tier 1 leverage	5,264	10.5%	5.0%

	At December 31, 2015
$ in millions	Amount	Ratio	Required Capital Ratio[1]
Common Equity Tier 1 capital	$4,197	26.5%	6.5%
Tier 1 capital	4,197	26.5%	8.0%
Total capital	4,225	26.7%	10.0%
Tier 1 leverage	4,197	10.5%	5.0%

1.	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions, in order to be considered well-capitalized, must maintain certain minimum capital ratios. Each U.S. depository institution subsidiary of the Firm must be well-capitalized in order for the Firm to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. At September 30, 2016 and December 31, 2015, the Firm’s U.S.

Bank Subsidiaries maintained capital at levels sufficiently in excess of the universally mandated well-capitalized requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

Broker-Dealer Regulatory Capital Requirements

Morgan Stanley & Co. LLC (“MS&Co.”) is a registered broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $10,170 million and $10,254 million at September 30, 2016 and December 31, 2015, respectively, which exceeded the amount required by $8,093 million and $8,458 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. In addition, MS&Co. is required to notify the SEC in the event that its tentative net capital is less than $5 billion. At September 30, 2016 and December 31, 2015, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Morgan Stanley Smith Barney LLC (“MSSB LLC”) is a registered broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $3,858 million and $3,613 million at September 30, 2016 and December 31, 2015, respectively, which exceeded the amount required by $3,711 million and $3,459 million, respectively.

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

September 2016 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

14. Total Equity

Dividends and Share Repurchases

The Firm repurchased approximately $1,250 million of our outstanding common stock as part of our share repurchase program during the current quarter and $2,500 million during the current year period. The Firm repurchased approximately $625 million during the prior year quarter and $1,500 million in the prior year period.

For a description of the 2015 capital plan, see Note 15 to the consolidated financial statements in the 2015 Form 10-K.

In June 2016, the Firm received a conditional non-objection from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to its 2016 capital plan. The capital plan included a share repurchase of up to $3.5 billion of the Firm’s outstanding common stock during the period beginning July 1, 2016 through June 30, 2017. Additionally, the capital plan included an increase in the quarterly common stock dividend to $0.20 per share from $0.15 per share during the period beginning with the dividend declared on July 20, 2016 (see Note 20). The Federal Reserve Board also asked the Firm to submit an additional capital plan by December 29, 2016 addressing weaknesses identified in the Firm’s capital planning process.

Preferred Stock

For a description of Series A through Series J preferred stock issuances, see Note 15 to the consolidated financial statements in the 2015 Form 10-K. Dividends declared on the Firm’s outstanding preferred stock were $78 million during the current quarter and $78 million during the prior year quarter, and $312 million during the current year period and $297 million during the prior year period. On September 15, 2016, the Firm announced that the Board declared a quarterly dividend for preferred stock shareholders of record on September 30, 2016 that was paid on October 17, 2016. The Firm is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).

Preferred Stock Outstanding

$ in millions, except per share data	Shares	Liquidation Preference per Share	Carrying Value
	Outstanding		At September 30, 2016	At December 31, 2015
	At September 30, 2016
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
Total			$7,520	$7,520

1.

Series C is comprised of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by Component, Net of Tax and Noncontrolling Interests

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pensions, Postretirement and Other	DVA	Total
Balance at June 30, 2016	$(779)	$219	$(378)	$33	$(905)
Change in OCI before reclassifications	25	(69)	—	(94)	(138)
Amounts reclassified from AOCI[2]	—	(30)	(1)	4	(27)
Net OCI during the period	25	(99)	(1)	(90)	(165)
Balance at September 30, 2016	$(754)	$120	$(379)	$(57)	$(1,070)

Balance at June 30, 2015	$(833)	$(101)	$(513)	$—	$(1,447)
Change in OCI before reclassifications	(76)	111	2	—	37
Amounts reclassified from AOCI[2]	—	(11)	2	—	(9)
Net OCI during the period	(76)	100	4	—	28
Balance at September 30, 2015	$(909)	$(1)	$(509)	$—	$(1,419)

49	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pensions, Postretirement and Other	DVA	Total
Balance at December 31, 2015	$(963)	$(319)	$(374)	$—	$(1,656)
Cumulative adjustment for accounting change related to DVA[1]	—	—	—	(312)	(312)
Change in OCI before reclassifications	209	521	(3)	277	1,004
Amounts reclassified from AOCI[2,3]	—	(82)	(2)	(22)	(106)
Net OCI during the period	209	439	(5)	255	898
Balance at September 30, 2016	$(754)	$120	$(379)	$(57)	$(1,070)

Balance at December 31, 2014	$(663)	$(73)	$(512)	$—	$(1,248)
Change in OCI before reclassifications	(246)	118	(2)	—	(130)
Amounts reclassified from AOCI[2]	—	(46)	5	—	(41)
Net OCI during the period	(246)	72	3	—	(171)
Balance at September 30, 2015	$(909)	$(1)	$(509)	$—	$(1,419)

1.

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

2.

Amounts reclassified from AOCI related to realized gains and losses from sales of AFS securities are classified within Other revenues in the consolidated statements of income. The tax impact in Provision for (benefit from) income taxes resulting from such reclassifications was $(17) million in the current quarter and $(47) million in the current year period, and $(7) million in the prior year quarter and $(27) million in the prior year period.

3.

Amounts reclassified from AOCI related to realization of DVA are classified within Trading revenues in the consolidated statements of income. The tax impact in Provision for (benefit from) income taxes resulting from such reclassifications was $2 million in the current quarter and $(13) million in the current year period. See Note 2 for further information.

Noncontrolling Interests

Noncontrolling interests were $1,313 million and $1,002 million at September 30, 2016 and December 31, 2015, respectively. The increase in noncontrolling interests was primarily due to the consolidation of certain investment management funds sponsored by the Firm. See Note 2 for further information on the adoption of the accounting update Amendments to the Consolidation Analysis.

15. Earnings per Common Share

Calculation of Basic and Diluted Earnings per Common Share (“EPS”)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2016	2015	2016	2015
Basic EPS
Income from continuing operations	$1,632	$1,051	$4,442	$5,352
Income (loss) from discontinued operations	8	(2)	1	(9)
Net income	1,640	1,049	4,443	5,343
Net income applicable to noncontrolling interests	43	31	130	124
Net income applicable to Morgan Stanley	1,597	1,018	4,313	5,219
Less: Preferred stock dividends	(78)	(78)	(312)	(297)
Less: Allocation of (earnings) loss to participating RSUs[1]	(1)	(1)	(2)	(4)
Earnings applicable to Morgan Stanley common shareholders	$1,518	$939	$3,999	$4,918
Weighted average common shares outstanding	1,838	1,904	1,863	1,916
Earnings per basic common share
Income from continuing operations	$0.82	$0.49	$2.15	$2.57
Income (loss) from discontinued operations	0.01	—	—	—
Earnings per basic common share	$0.83	$0.49	$2.15	$2.57

Diluted EPS
Earnings applicable to Morgan Stanley common shareholders	$1,518	$939	$3,999	$4,918
Weighted average common shares outstanding	1,838	1,904	1,863	1,916
Effect of dilutive securities: Stock options and RSUs[1]	41	45	35	42
Weighted average common shares outstanding and common stock equivalents	1,879	1,949	1,898	1,958
Earnings per diluted common share
Income from continuing operations	$0.80	$0.48	$2.11	$2.52
Income (loss) from discontinued operations	0.01	—	—	(0.01)
Earnings per diluted common share	$0.81	$0.48	$2.11	$2.51

1.

Restricted stock units (“RSUs”) that are considered participating securities are treated as a separate class of securities in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted EPS computations. The diluted EPS computations also do not include weighted average antidilutive RSUs and antidilutive stock options of 14 million shares for the current quarter and 12 million shares for the prior year quarter, and 15 million shares for the current year period and 12 million shares for the prior year period.

September 2016 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

16. Interest Income and Interest Expense

Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2016	2015	2016	2015
Interest income[1]
Trading assets[2]	$526	$568	$1,651	$1,707
Investment securities	289	211	762	650
Loans	698	560	2,026	1,573
Interest bearing deposits with banks	30	29	134	74
Securities purchased under agreements to resell and Securities borrowed[3]	(118)	(99)	(315)	(404)
Customer receivables and Other[4]	309	182	890	721
Total interest income	$1,734	$1,451	$5,148	$4,321

Interest expense[1]
Deposits	$12	$17	$48	$51
Short-term borrowings	(3)	7	12	16
Long-term borrowings	817	908	2,621	2,749
Securities sold under agreements to repurchase and Securities loaned[5]	228	254	761	797
Customer payables and Other[6]	(323)	(497)	(1,109)	(1,348)
Total interest expense	$731	$689	$2,333	$2,265
Net interest	$1,003	$762	$2,815	$2,056

1.

Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument and related market conventions. When interest is included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.

2.	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.
3.	Includes fees paid on Securities borrowed.
4.	Includes interest from customer receivables and other interest earning assets.
5.	Includes fees received on Securities loaned.
6.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

17. Employee Benefit Plans

The Firm sponsors various retirement plans for the majority of its U.S. and non-U.S. employees. The Firm provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees.

Components of Net Periodic Benefit Expense (Income) for Pension and Other Postretirement Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2016	2015	2016	2015
Service cost, benefits earned during the period	$6	$5	$14	$15
Interest cost on projected benefit obligation	38	39	115	116
Expected return on plan assets	(31)	(30)	(91)	(89)
Net amortization of prior service credit	(4)	(4)	(13)	(14)
Net amortization of actuarial loss	3	6	9	19
Net periodic benefit expense	$12	$16	$34	$47

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

During 2017, the Firm expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the effective tax rate or the consolidated financial statements.

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

51	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

19. Segment and Geographic Information

Segment Information

For a discussion about the Firm’s business segments, see Note 21 to the consolidated financial statements in the 2015 Form 10-K.

Selected Financial Information by Business Segment

	Three Months Ended September 30, 2016
$ in millions	Institutional Securities[1,2]	Wealth Management[2]	Investment Management	Intersegment Eliminations	Total
Total non-interest revenues[3,4]	$4,436	$2,996	$551	$(77)	$7,906
Interest income	980	979	1	(226)	1,734
Interest expense	863	94	—	(226)	731
Net interest	117	885	1	—	1,003
Net revenues	$4,553	$3,881	$552	$(77)	$8,909

Income (loss) from continuing operations before income taxes	$1,383	$901	$97	$—	$2,381
Provision (benefit) for income taxes	381	337	31	—	749
Income (loss) from continuing operations	1,002	564	66	—	1,632
Income from discontinued operations, net of income taxes	8	—	—	—	8
Net income (loss)	1,010	564	66	—	1,640
Net income (loss) applicable to noncontrolling interests	44	—	(1)	—	43
Net income (loss) applicable to Morgan Stanley	$966	$564	$67	$—	$1,597

	Three Months Ended September 30, 2015
$ in millions	Institutional Securities[1]	Wealth Management	Investment Management	Intersegment Eliminations	Total
Total non-interest revenues3,[4]	$3,889	$2,889	$278	$(51)	$7,005
Interest income	825	777	—	(151)	1,451
Interest expense	810	26	4	(151)	689
Net interest	15	751	(4)	—	762
Net revenues	$3,904	$3,640	$274	$(51)	$7,767

Income (loss) from continuing operations before income taxes	$688	$824	$(38)	$—	$1,474
Provision (benefit) for income taxes	141	315	(33)	—	423
Income (loss) from continuing operations	547	509	(5)	—	1,051
Income (loss) from discontinued operations, net of income taxes	(3)	—	1	—	(2)
Net income (loss)	544	509	(4)	—	1,049
Net income applicable to noncontrolling interests	26	—	5	—	31
Net income (loss) applicable to Morgan Stanley	$518	$509	$(9)	$—	$1,018

	Nine Months Ended September 30, 2016
$ in millions	Institutional Securities[1,2]	Wealth Management[2]	Investment Management	Intersegment Eliminations	Total
Total non-interest revenues[3,4]	$12,577	$8,815	$1,610	$(207)	$22,795
Interest income	2,999	2,813	5	(669)	5,148
Interest expense	2,731	268	3	(669)	2,333
Net interest	268	2,545	2	—	2,815
Net revenues	$12,845	$11,360	$1,612	$(207)	$25,610

Income from continuing operations before income taxes	$3,797	$2,546	$259	$—	$6,602
Provision for income taxes	1,109	973	78	—	2,160
Income from continuing operations	2,688	1,573	181	—	4,442
Income from discontinued operations, net of income taxes	1	—	—	—	1
Net income	2,689	1,573	181	—	4,443
Net income applicable to noncontrolling interests	144	—	(14)	—	130
Net income applicable to Morgan Stanley	$2,545	$1,573	$195	$—	$4,313

September 2016 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2015
$ in millions	Institutional Securities[1]	Wealth Management	Investment Management	Intersegment Eliminations	Total
Total non-interest revenues[3,4]	$14,640	$9,172	$1,709	$(160)	$25,361
Interest income	2,418	2,296	1	(394)	4,321
Interest expense	2,524	119	16	(394)	2,265
Net interest	(106)	2,177	(15)	—	2,056

Net revenues	$14,534	$11,349	$1,694	$(160)	$27,417

Income from continuing operations before income taxes	$4,123	$2,564	$369	$—	$7,056
Provision for income taxes[5]	658	959	87	—	1,704

Income from continuing operations	3,465	1,605	282	—	5,352
Income (loss) from discontinued operations, net of income taxes	(10)	—	1	—	(9)

Net income	3,455	1,605	283	—	5,343
Net income applicable to noncontrolling interests	100	—	24	—	124

Net income applicable to Morgan Stanley	$3,355	$1,605	$259	$—	$5,219

1.

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, for the current quarter and current year period, DVA gains (losses) are recorded within OCI when unrealized and in Trading revenues when realized. In the prior year quarter and prior year period, the realized and unrealized DVA gains (losses) are recorded in Trading revenues. See Notes 2 and 14 for further information.

2.

Effective July 1, 2016, the Wealth Management and Institutional Securities business segments entered into an agreement whereby Institutional Securities assumed management of Wealth Management’s fixed income client-driven trading activities and pays fees to Wealth Management based on distribution activity. Prior periods have not been recast for this new inter-segment agreement due to immateriality.

3.

In certain management fee arrangements, the Firm is entitled to receive performance-based fees (also referred to as incentive fees and includes carried interest) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenues are accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. The Firm’s portion of net unrealized cumulative performance-based fees (for which the Firm is not obligated to pay compensation) at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $419 million and $422 million at September 30, 2016 and December 31, 2015, respectively. See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

4.

The Firm waives a portion of its fees from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940. These fee waivers resulted in a reduction of fees of approximately $26 million for the current quarter and $52 million for the prior year quarter, and $61 million for the current year period and $152 million for the prior year period.

5.	The Firm’s effective tax rate from continuing operations for the prior year period included a net discrete tax benefit of $564 million, within Institutional Securities (see Note 18).

Total Assets by Business Segment

$ in millions	At September 30, 2016	At December 31, 2015
Institutional Securities	$634,648	$602,714
Wealth Management	174,521	179,708
Investment Management	4,722	5,043
Total[1]	$813,891	$787,465

1.	Corporate assets have been fully allocated to the business segments.

Geographic Information

For a discussion about the Firm’s geographic net revenues, see Note 21 to the consolidated financial statements in the 2015 Form 10-K.

Net Revenues by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2016	2015	2016	2015
Americas	$6,624	$5,652	$18,914	$19,359
EMEA	1,236	1,198	3,677	4,396
Asia-Pacific	1,049	917	3,019	3,662
Net revenues	$8,909	$7,767	$25,610	$27,417

53	September 2016 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

20. Subsequent Events

The Firm has evaluated subsequent events for adjustment to or disclosure in the consolidated financial statements through the date of this report and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Common Stock Dividend

On October 19, 2016, the Firm announced that its Board of Directors declared a quarterly dividend per common share of $0.20. The dividend is payable on November 15, 2016 to common shareholders of record on October 31, 2016.

Long-Term Borrowings

Subsequent to September 30, 2016 and through October 31, 2016, long-term borrowings increased by approximately $2.2 billion, net of maturities. This amount includes the issuance of $2.5 billion of senior debt on October 24, 2016 and $3.0 billion of senior debt on October 27, 2016.

September 2016 Form 10-Q	54

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows and changes in total equity for the nine-month periods ended September 30, 2016 and 2015. These interim condensed consolidated financial statements are the responsibility of the management of the Company.

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

Based on our reviews, we are not aware of any material modifications that should be made to such interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, New York

November 2, 2016

55	September 2016 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Morgan Stanley, a financial holding company, is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley”, “Firm”, “us”, “we”, or “our” mean Morgan Stanley (the “Parent”) together with its consolidated subsidiaries.

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

Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small-to-medium sized businesses and institutions covering brokerage and investment advisory services, financial and wealth planning services, annuity and insurance products, credit and other lending products, banking and retirement plan services.

Investment Management provides a broad range of investment strategies and products that span geographies, asset classes, and public and private markets, to a diverse group of clients across institutional and intermediary channels. Strategies and products comprise equity, fixed income, liquidity and alternative/other products. Institutional clients include defined benefit/defined contribution pensions, foundations, endowments, government entities, sovereign wealth funds, insurance companies, third-party fund sponsors and corporations. Individual clients are serviced through intermediaries, including affiliated and non-affiliated distributors.

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

September 2016 Form 10-Q	56

Management’s Discussion and Analysis

Executive Summary

Business Segment Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions, except per share amounts	2016	2015	2016	2015
Net revenues by segment
Institutional Securities	$4,553	$3,904	$12,845	$14,534
Wealth Management	3,881	3,640	11,360	11,349
Investment Management	552	274	1,612	1,694
Intersegment Eliminations	(77)	(51)	(207)	(160)
Consolidated net revenues	$8,909	$7,767	$25,610	$27,417

Net revenues by region[1]
Americas	$6,624	$5,652	$18,914	$19,359
EMEA	1,236	1,198	3,677	4,396
Asia-Pacific	1,049	917	3,019	3,662
Consolidated net revenues	$8,909	$7,767	$25,610	$27,417

Income from continuing operations applicable to Morgan Stanley
Institutional Securities	$958	$521	$2,544	$3,365
Wealth Management	564	509	1,573	1,605
Investment Management	67	(10)	195	258
Income from continuing operations applicable to Morgan Stanley	1,589	1,020	4,312	5,228
Income (loss) from discontinued operations applicable to Morgan Stanley	8	(2)	1	(9)
Net income applicable to Morgan Stanley	1,597	1,018	4,313	5,219
Preferred stock dividend and other	79	79	314	301
Earnings applicable to Morgan Stanley common shareholders	$1,518	$939	$3,999	$4,918

Earnings per basic common share[2]	$0.83	$0.49	$2.15	$2.57
Earnings per diluted common share[2]	0.81	0.48	2.11	2.51
Effective income tax rate from continuing operations	31.5%	28.7%	32.7%	24.1%

	At September 30, 2016	At December 31, 2015
Capital ratios (Transitional)[3]
Common Equity Tier 1 capital ratio	16.8%	15.5%
Tier 1 capital ratio	18.9%	17.4%
Total capital ratio	22.0%	20.7%
Tier 1 leverage ratio[4]	8.3%	8.3%

$ in millions, except per share amounts	At September 30, 2016	At December 31, 2015
Loans[5]	$92,508	$85,759
Total assets	$813,891	$787,465
Global Liquidity Reserve[6]	$197,094	$203,264
Deposits	$151,843	$156,034
Long-term borrowings	$163,927	$153,768
Book value per common share[7]	$37.11	$35.24
Worldwide employees	55,256	56,218

EMEA—Europe, Middle East and Africa

1.	For a discussion of how the geographic breakdown for net revenues is determined, see Note 21 to the consolidated financial statements in Item 8 of the 2015 Form 10-K.
2.	For the calculation of basic and diluted earnings per common share, see Note 15 to the consolidated financial statements in Item 1.
3.	For a discussion of our regulatory capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
4.	See Note 13 to the consolidated financial statements in Item 1 for information on the Tier 1 leverage ratio.
5.

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the consolidated balance sheets (see Note 7 to the consolidated financial statements in Item 1).

6.

For a discussion of Global Liquidity Reserve, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2015 Form 10-K.

7.

Book value per common share equals common shareholders’ equity of $69,629 million at September 30, 2016 and $67,662 million at December 31, 2015 divided by common shares outstanding of 1,876 million at September 30, 2016 and 1,920 million at December 31, 2015.

57	September 2016 Form 10-Q

Management’s Discussion and Analysis

Overview of Financial Results

Consolidated Results for the Quarter Ended September 30, 2016

•

We reported net revenues of $8,909 million in the quarter ended September 30, 2016 (“current quarter”), compared with $7,767 million in the quarter ended September 30, 2015 (“prior year quarter”). For the current quarter, net income applicable to Morgan Stanley was $1,597 million, or $0.81 per diluted common share, compared with $1,018 million, or $0.48 per diluted common share, in the prior year quarter.

•

The prior year quarter included positive revenues due to the impact of debt valuation adjustments (“DVA”) of $435 million or $0.14 per diluted common share. Excluding DVA, net revenues were $7,332 million and net income applicable to Morgan Stanley was $740 million, or $0.34 per diluted common share, in the prior year quarter (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

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

Consolidated Results for the Nine Months Ended September 30, 2016

•

We reported net revenues of $25,610 million in the nine months ended September 30, 2016 (“current year period”), compared with $27,417 million in the nine months ended September 30, 2015 (“prior year period”). For the current year period, net income applicable to Morgan Stanley was $4,313 million, or $2.11 per diluted common share, compared with $5,219 million, or $2.51 per diluted common share in the prior year period.

•

The prior year period included a net discrete tax benefit of $564 million or $0.29 per diluted common share, primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated, and positive revenues associated with DVA of $742 million or $0.24 per diluted common share. For a further discussion of the net discrete tax benefit, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

•	Net revenues excluding DVA were $26,675 million in the prior year period, while net income applicable to Morgan Stanley was $4,742 million excluding DVA, or $2.27 per diluted common share excluding DVA, in the prior year period. Excluding both DVA and the net discrete tax benefit, net income applicable to Morgan Stanley was $4,178 million, or $1.98 per diluted common share, in the prior year period (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

Business Segment Net Revenues for the Current Quarter and Current Year Period

•

Institutional Securities net revenues were $4,553 million in the current quarter and $12,845 million in the current year period, an increase of 17% from the prior year quarter and a decrease of 12% from the prior year period. The current quarter results reflected improved performance across sales and trading products, partially offset by lower Investment banking advisory and underwriting revenues. The current year period results reflected lower revenues in sales and trading and underwriting, partially offset by higher results in M&A advisory.

•

Wealth Management net revenues of $3,881 million in the current quarter and $11,360 million in the current year period increased 7% from the prior year quarter and were essentially flat compared with the prior year period. The current quarter results reflected higher revenues related to investments associated with certain employee deferred compensation plans and growth in net interest income. The current year period results reflected growth in net interest income, partially offset by lower asset management, distribution and administration fees.

•

Investment Management net revenues of $552 million in the current quarter increased from $274 million in the prior year quarter and net revenues of $1,612 million in the current year period decreased from $1,694 million in the prior year period. Results reflected positive carried interest in the current quarter and significant reversal of previously accrued carried interest associated with Asia private equity in the prior year quarter and prior year period. The current year period reflected weaker investment performance compared to the prior year period. Asset management fees were relatively unchanged from the comparable prior year periods.

Consolidated Non-Interest Expenses for the Current Quarter and Current Year Period

•

Compensation and benefits expenses of $4,097 million in the current quarter and $11,795 million in the current year period increased 19% and decreased 5% from $3,437 million in the prior year quarter and $12,366 million in the prior year period. The current quarter results primarily reflected an increase in the fair value of investments to which certain deferred compensation plans are referenced, an increase in carried interest payable to employees, and an increase in discretionary incentive compensation driven

September 2016 Form 10-Q	58

Management’s Discussion and Analysis

mainly by higher revenues. The current year period results reflected a decrease in discretionary incentive compensation driven mainly by lower revenue, and a decrease in salaries due to lower headcount, partially offset by an increase in the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses were $2,431 million in the current quarter and $7,213 million in the current year period compared with $2,856 million in the prior year quarter and $7,995 million in the prior year period, representing a 15% and a 10% decrease, respectively, primarily due to lower litigation costs.

Return on Average Common Equity

•

The annualized return on average common equity was 8.7% in the current quarter and 7.7% in the current year period. For the prior year quarter, the annualized return on average common equity was 5.6%, or 3.9% excluding DVA. For the prior year period, the annualized return on average common equity was 9.8%, or 8.8% excluding DVA, and 7.7% excluding DVA and the net discrete tax benefit (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

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

Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2016	2015	2016	2015
Pre-tax profit margin[1]
Institutional Securities	30%	18%	30%	28%
Wealth Management	23%	23%	22%	23%
Investment Management	18%	N/M	16%	22%
Consolidated	27%	19%	26%	26%
Average common equity[2]
Institutional Securities	$43.2	$33.8	$43.2	$35.4
Wealth Management	15.3	11.4	15.3	10.9
Investment Management	2.8	2.1	2.8	2.2
Parent	8.2	20.3	7.6	18.2
Consolidated average common equity	$69.5	$67.6	$68.9	$66.7

Return on average common equity[2]
Institutional Securities	8.3%	5.6%	7.1%	12.0%
Wealth Management	14.5%	16.8%	13.3%	18.1%
Investment Management	9.3%	N/M	9.0%	15.5%
Consolidated	8.7%	5.6%	7.7%	9.8%

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues
Net revenues—U.S. GAAP	$8,909	$7,767	$25,610	$27,417
Impact of DVA[3]	—	(435)	—	(742)
Net revenues, excluding DVA—non-GAAP[4]	$8,909	$7,332	$25,610	$26,675

Net income applicable to Morgan Stanley
Net income applicable to Morgan Stanley—U.S. GAAP	$1,597	$1,018	$4,313	$5,219
Impact of DVA[3]	—	(278)	—	(477)
Net income applicable to Morgan Stanley, excluding DVA—non-GAAP[4]	$1,597	$740	$4,313	$4,742
Impact of net discrete tax benefit[5]	—	—	—	(564)
Net income applicable to Morgan Stanley, excluding DVA and net discrete tax benefit—non-GAAP[4]	$1,597	$740	$4,313	$4,178

Earnings per diluted common share
Earnings per diluted common share—U.S. GAAP	$0.81	$0.48	$2.11	$2.51
Impact of DVA[3]	—	(0.14)	—	(0.24)
Earnings per diluted common share, excluding DVA—non-GAAP[4]	$0.81	$0.34	$2.11	$2.27
Impact of net discrete tax benefit[5]	—	—	—	(0.29)
Earnings per diluted common share, excluding DVA and net discrete tax benefit—non-GAAP[4]	$0.81	$0.34	$2.11	$1.98

59	September 2016 Form 10-Q

Management’s Discussion and Analysis

$ in millions, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective income tax rate
Effective income tax rate from continuing operations—U.S. GAAP	31.5%	28.7%	32.7%	24.1%
Impact of net discrete tax benefit[5]	—	—	—	8.0%
Effective income tax rate from continuing operations, excluding net discrete tax benefit—non-GAAP[4]	31.5%	28.7%	32.7%	32.1%

N/M—Not Meaningful

DVA—Debt valuation adjustments represent the change in the fair value resulting from fluctuations in our credit spreads and other credit factors related to liabilities carried at fair value, primarily certain Long-term and Short-term borrowings.

1.

Pre-tax profit margin is a non-GAAP financial measure that we consider to be a useful measure to us, investors and analysts to assess operating performance and represents income from continuing operations before income taxes as a percentage of net revenues, which are two U.S. GAAP reported amounts, without adjustment.

2.

Average common equity and return on average common equity are non-GAAP financial measures we consider to be useful measures to us, investors and analysts to assess capital adequacy and to allow better comparability of period-to-period operating performance. Average common equity for each business segment is determined using our Required Capital framework, an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity according to the Required Capital Framework” herein). Each business segment’s return on average common equity equals annualized net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity for that segment. Effective tax rates used in the computation are determined on a separate legal entity basis. Consolidated return on average common equity equals annualized consolidated net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity.

3.

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

4.

Net revenues, excluding DVA, net income applicable to Morgan Stanley, excluding DVA, net income applicable to Morgan Stanley, excluding DVA and net discrete tax benefit, earnings per diluted common share, excluding DVA, earnings per diluted common share, excluding DVA and net discrete tax benefit and effective income tax rate from continuing operations, excluding net discrete tax benefit are non-GAAP financial measures we consider to be useful measures to us, investors and analysts to allow better comparability of period-to-period operating performance.

5.	For a discussion of our net discrete tax benefit, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

Consolidated Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2016	2015	2016	2015
Average common equity[1,2,3]
Average common equity	$69.5	$67.6	$68.9	$66.7
Average common equity, excluding DVA	69.6	68.1	69.0	67.4
Average common equity, excluding DVA and net discrete tax benefit	69.6	68.1	69.0	67.0

Return on average common equity[1,2]
Return on average common equity	8.7%	5.6%	7.7%	9.8%
Return on average common equity, excluding DVA	8.7%	3.9%	7.7%	8.8%
Return on average common equity, excluding DVA and net discrete tax benefit	8.7%	3.9%	7.7%	7.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2016	2015	2016	2015
Average tangible common equity[1,3]
Average tangible common equity	$60.2	$57.9	$59.4	$57.0
Average tangible common equity, excluding DVA	60.2	58.4	59.5	57.7
Average tangible common equity, excluding DVA and net discrete tax benefit	60.2	58.4	59.5	57.3

Return on average tangible common equity[1,4]
Return on average tangible common equity	10.1%	6.5%	9.0%	11.5%
Return on average tangible common equity, excluding DVA	10.1%	4.5%	9.0%	10.3%
Return on average tangible common equity, excluding DVA and net discrete tax benefit	10.1%	4.5%	9.0%	9.0%

	At September 30, 2016	At December 31, 2015
Tangible book value per common share[1,5]	$32.13	$30.26

1.

Average common equity, return on average common equity, average tangible common equity, return on average tangible common equity and tangible book value per common share are non-GAAP financial measures we consider to be useful measures to us, investors and analysts to assess capital adequacy and to allow better comparability of period-to-period operating performance. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Tangible Equity” herein.

2.

Return on average common equity equals annualized consolidated net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. Effective January 1, 2016, as a result of the adoption of a provision of the accounting update related to DVA, we have redefined the calculation of the return on average common equity excluding DVA to adjust for DVA only in the denominator. Prior to January 1, 2016, for the return on average common equity, excluding DVA, and excluding DVA and net discrete tax benefits, both the numerator and denominator were adjusted to exclude those items.

3.

The impact of DVA on average common equity and average tangible common equity was approximately $(62) million and $(550) million in the current quarter and prior year quarter, respectively. The impact of DVA on average common equity and average tangible common equity was approximately $(118) million and $(684) million in the current year period and prior year period, respectively. The impact of the net discrete tax benefit on average common equity and average tangible common equity was approximately $395 million in the prior year period.

4.

Return on average tangible common equity equals net income applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity. Effective January 1, 2016, as a result of the adoption of a provision of the accounting update related to DVA, we have redefined the calculation of return on average tangible common equity excluding DVA to adjust for DVA only in the denominator. Prior to January 1, 2016, for the return on average tangible common equity, excluding DVA, and excluding DVA and net discrete tax benefits, both the numerator and the denominator were adjusted to exclude the impact of DVA and the impact of net discrete tax benefits. The impact of DVA was 2.0% and 1.2% in the prior year quarter and prior year period, respectively. The impact of the net discrete tax benefit was 1.3% in the prior year period.

5.

Tangible book value per common share equals tangible common equity of $60,300 million at September 30, 2016 and $58,098 million at December 31, 2015 divided by common shares outstanding of 1,876 million at September 30, 2016 and 1,920 million at December 31, 2015.

September 2016 Form 10-Q	60

Management’s Discussion and Analysis

Return on Equity Target

We are aiming to improve our return to shareholders, and accordingly have established a target return on average common equity, excluding DVA, (“Return on Equity”) to be achieved by 2017, subject to the successful execution of our strategic objectives. For further information on our Return on Equity target and related assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Return on Equity Target” in Part II, Item 7 of the 2015 Form 10-K.

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

Net Revenues and Compensation Expense

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

61	September 2016 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities

Income Statement Information

	Three Months Ended September 30,
$ in millions	2016	2015	% Change
Revenues
Investment banking	$1,104	$1,181	(7)%
Trading	2,393	1,984	21%
Investments	36	113	(68)%
Commissions and fees	592	657	(10)%
Asset management, distribution and administration fees	68	66	3%
Other	243	(112)	N/M
Total non-interest revenues	4,436	3,889	14%
Interest income	980	825	19%
Interest expense	863	810	7%
Net interest	117	15	N/M
Net revenues	4,553	3,904	17%
Compensation and benefits	1,657	1,318	26%
Non-compensation expenses	1,513	1,898	(20)%
Total non-interest expenses	3,170	3,216	(1)%
Income from continuing operations before income taxes	1,383	688	101%
Provision for income taxes	381	141	170%
Income from continuing operations	1,002	547	83%
Income (loss) from discontinued operations, net of income taxes	8	(3)	N/M
Net income	1,010	544	86%
Net income applicable to noncontrolling interests	44	26	69%
Net income applicable to Morgan Stanley	$966	$518	86%

	Nine Months Ended September 30,
$ in millions	2016	2015	% Change
Revenues
Investment banking	$3,202	$3,794	(16)%
Trading	6,782	8,191	(17)%
Investments	144	241	(40)%
Commissions and fees	1,854	2,013	(8)%
Asset management, distribution and administration fees	210	211	—
Other	385	190	103%
Total non-interest revenues	12,577	14,640	(14)%
Interest income	2,999	2,418	24%
Interest expense	2,731	2,524	8%
Net interest	268	(106)	N/M
Net revenues	12,845	14,534	(12)%
Compensation and benefits	4,664	5,241	(11)%
Non-compensation expenses	4,384	5,170	(15)%
Total non-interest expenses	9,048	10,411	(13)%
Income from continuing operations before income taxes	3,797	4,123	(8)%
Provision for income taxes	1,109	658	69%
Income from continuing operations	2,688	3,465	(22)%
Income (loss) from discontinued operations, net of income taxes	1	(10)	N/M
Net income	2,689	3,455	(22)%
Net income applicable to noncontrolling interests	144	100	44%
Net income applicable to Morgan Stanley	$2,545	$3,355	(24)%

N/M—Not Meaningful

Investment Banking

Investment Banking Revenues

	Three Months Ended September 30,
$ in millions	2016	2015	% Change
Advisory revenues	$504	$557	(10)%
Underwriting revenues:
Equity underwriting revenues	236	250	(6)%
Fixed income underwriting revenues	364	374	(3)%
Total underwriting revenues	600	624	(4)%
Total investment banking revenues	$1,104	$1,181	(7)%

	Nine Months Ended September 30,
$ in millions	2016	2015	% Change
Advisory revenues	$1,592	$1,451	10%
Underwriting revenues:
Equity underwriting revenues	662	1,046	(37)%
Fixed income underwriting revenues	948	1,297	(27)%
Total underwriting revenues	1,610	2,343	(31)%
Total investment banking revenues	$3,202	$3,794	(16)%

Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2016 [1]	2015 [1]	2016 [1]	2015 [1]
Completed mergers and acquisitions[2]	$156	$201	$690	$463
Equity and equity-related offerings[3]	12	12	33	51
Fixed income offerings[4]	71	49	187	197

1.

Source: Thomson Reuters, data at October 3, 2016. Completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

2.	Amounts include transactions of $100 million or more.
3.	Amounts include Rule 144A issuances and registered public offerings of common stock and convertible securities and rights offerings.
4.

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

Investment banking revenues of $1,104 million in the current quarter and $3,202 million in the current year period

September 2016 Form 10-Q	62

Management’s Discussion and Analysis

decreased 7% and 16% from the comparable prior year periods due to lower advisory and underwriting revenues in the current quarter, and lower underwriting revenues, partially offset by higher advisory revenues in the current year period.

•

Advisory revenues decreased in the current quarter and increased in the current year period reflecting lower completed M&A activity in the current quarter and higher completed M&A activity in the current year period (see Investment Banking Volumes table).

•

Equity underwriting revenues decreased as a result of a shift in product mix in the current quarter and due to lower equity—related offerings in the current year period (see Investment Banking Volumes table). Fixed income underwriting revenues decreased in the current quarter primarily due to lower loan fees, partially offset by higher bond fees. In the current year period, fixed income underwriting revenues decreased primarily due to lower bond and loan fees.

Sales and Trading Net Revenues

Sales and Trading Net Revenues

	Three Months Ended September 30,
$ in millions	2016	2015	% Change
Trading	$2,393	$1,984	21%
Commissions and fees	592	657	(10)%
Asset management, distribution and administration fees	68	66	3%
Net interest	117	15	N/M
Total sales and trading net revenues	$3,170	$2,722	16%

	Nine Months Ended September 30,
$ in millions	2016	2015	% Change
Trading	$6,782	$8,191	(17)%
Commissions and fees	1,854	2,013	(8)%
Asset management, distribution and administration fees	210	211	—
Net interest	268	(106)	N/M
Total sales and trading net revenues	$9,114	$10,309	(12)%

N/M—Not Meaningful

Sales and Trading Net Revenues by Business
	Three Months Ended September 30,		% Change
$ in millions	2016	2015
Equity	$1,883	$1,869	1%
Fixed income[1]	1,479	918	61%
Other	(192)	(65)	(195)%
Total sales and trading net revenues	$3,170	$2,722	16%

	Nine Months Ended September 30,		% Change
$ in millions	2016	2015
Equity	$6,084	$6,504	(6)%
Fixed income[1]	3,649	4,298	(15)%
Other	(619)	(493)	(26)%
Total sales and trading net revenues	$9,114	$10,309	(12)%

1.	Effective for the current quarter, the Institutional Securities “Fixed Income and Commodities” business has been renamed the “Fixed Income” business.

Sales and Trading Net Revenues, Excluding DVA in 2015

Sales and trading net revenues, including equity and fixed income sales and trading net revenues that exclude the impact of DVA in 2015, are non-GAAP financial measures that we consider useful for us, investors and analysts to allow further comparability of period-to-period operating performance.

	Three Months Ended September 30,
$ in millions	2016	2015	% Change
Total sales and trading net revenues—U.S. GAAP	$3,170	$2,722	16%
Impact of DVA[1]	—	(435)	(100)%
Total sales and trading net revenues—non-GAAP	$3,170	$2,287	39%
Equity sales and trading net revenues—U.S. GAAP	$1,883	$1,869	1%
Impact of DVA[1]	—	(100)	(100)%
Equity sales and trading net revenues—non-GAAP	$1,883	$1,769	6%
Fixed income sales and trading net revenues—U.S. GAAP	$1,479	$918	61%
Impact of DVA[1]	—	(335)	(100)%
Fixed income sales and trading net revenues—non-GAAP	$1,479	$583	N/M

63	September 2016 Form 10-Q

Management’s Discussion and Analysis

	Nine Months Ended September 30,
$ in millions	2016	2015	% Change
Total sales and trading net revenues—U.S. GAAP	$9,114	$10,309	(12)%
Impact of DVA[1]	—	(742)	(100)%
Total sales and trading net revenues—non-GAAP	$9,114	$9,567	(5)%
Equity sales and trading net revenues—U.S. GAAP	$6,084	$6,504	(6)%
Impact of DVA[1]	—	(197)	(100)%
Equity sales and trading net revenues—non-GAAP	$6,084	$6,307	(4)%
Fixed income sales and trading net revenues—U.S. GAAP	$3,649	$4,298	(15)%
Impact of DVA[1]	—	(545)	(100)%
Fixed income sales and trading net revenues—non-GAAP	$3,649	$3,753	(3)%

1.

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

Sales and Trading Net Revenues during the Current Quarter

Equity

•

Equity sales and trading net revenues were $1,883 million, an increase from the comparable prior year period reflecting improved performance in derivatives and cash products due to improved market conditions, and increased activity in some derivative products.

Fixed Income

•

Excluding the $335 million positive impact of DVA on prior year quarter results, fixed income net revenues of $1,479 million in the current quarter were higher than the prior year quarter primarily due to credit products, which benefited from an improved credit market environment, and improved market conditions for interest rate products. The increase was partially offset by the absence of revenues from the global oil merchanting business, which was sold on November 1, 2015. For more information on the sale of the global oil merchanting business, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Business Segments—Institutional Securities—Investments, Other Revenues, Non-interest Expenses, Income Tax Items, Dispositions and Other Items—2015 Compared with 2014—Dispositions” in Part II, Item 7 of the 2015 Form 10-K.

Other

•

Other sales and trading net losses of $192 million in the current quarter increased from the comparable prior year period primarily reflecting losses in the current quarter associated with corporate loan hedging activity compared with gains in the prior year quarter.

Sales and Trading Net Revenues during the Current Year Period

Equity

•

Equity sales and trading net revenues were $6,084 million, a decrease from the comparable prior year period, primarily reflecting lower revenues in cash products due to reduced volumes in international markets, partially offset by improved performance in prime brokerage across regions.

Fixed Income

•

Excluding the $545 million positive impact of DVA on the prior year period, fixed income net revenues of $3,649 million in the current year period were lower than the prior year period primarily due to the absence of revenues from the global oil merchanting business, as discussed herein, and lower results in foreign exchange driven mainly by lower volumes, partially offset by an improved credit market environment.

Other

•

Other sales and trading net losses of $619 million in the current year increased from the comparable prior year period primarily reflecting losses in the current year period associated with corporate loan hedging activity compared with gains in the prior year period.

Investments, Other Revenues, Non-interest Expenses and Other Items

Investments

•

Net investment gains of $36 million in the current quarter decreased from the prior year quarter as a result of lower gains on real estate and business related investments and losses on investments associated with our compensations plans compared to gains in the prior year quarter. Net investment gains of $144 million in the current year period decreased from the comparable prior year period primarily reflecting losses on investments associated with our compensations plans compared to gains in the prior year period and lower gains on real estate investments, partially offset by higher gains on business related investments.

September 2016 Form 10-Q	64

Management’s Discussion and Analysis

Other

•

Other revenues of $243 million were recognized in the current quarter compared with negative revenues of $112 million in the prior year quarter. Other revenues were $385 million in the current year period and $190 million in the prior year period. Results in both current quarter and current year period reflected mark-to-market gains on loans held for sale compared with mark-to-market losses in the comparable prior year periods, partially offset by lower results related to our 40% stake in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (see Note 8 to the consolidated financial statements in Item 1 for further information). In the current year period, results also reflected an increase in the allowance for losses on loans held for investment.

Non-interest Expenses

Non-interest expenses of $3,170 million in the current quarter and $9,048 million in the current year period decreased from the comparable prior year periods. Results reflected a 20% reduction in Non-compensation expenses, partially offset by a 26% increase in Compensation and benefits expenses in the current quarter. In the current year period, results reflected an 11% reduction in Compensation and benefits expenses and a 15% reduction in Non-compensation expenses.

•

Compensation and benefits expenses increased in the current quarter primarily due to an increase in the fair value of investments to which certain deferred compensation plans are referenced and an increase in discretionary incentive compensation driven mainly by higher revenues. Compensation and benefits expenses decreased in the current year period primarily due to a decrease in discretionary incentive compensation driven mainly by lower revenues and a decrease in salaries due to lower headcount, partially offset by an increase in the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses decreased in the current quarter and current year period primarily due to lower litigation costs. In the prior year quarter and prior year period, Non-compensation expenses included a reserve for the settlement of a credit default swap (“CDS”) antitrust litigation. For more information on the CDS antitrust litigation, see “Legal Proceedings” in Part I, Item 3 of the 2015 Form 10-K.

Noncontrolling Interests

Noncontrolling interests primarily relate to Mitsubishi UFJ Financial Group, Inc.’s interest in Morgan Stanley MUFG Securities Co., Ltd.

65	September 2016 Form 10-Q

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended September 30,		% Change
$ in millions	2016[1]	2015
Revenues
Investment banking	$129	$140	(8)%
Trading	229	47	N/M
Investments	—	3	N/M
Commissions and fees	433	465	(7)%
Asset management, distribution and administration fees	2,133	2,182	(2)%
Other	72	52	38%
Total non-interest revenues	2,996	2,889	4%
Interest income	979	777	26%
Interest expense	94	26	N/M
Net interest	885	751	18%
Net revenues	3,881	3,640	7%
Compensation and benefits	2,203	2,024	9%
Non-compensation expenses	777	792	(2)%
Total non-interest expenses	2,980	2,816	6%
Income from continuing operations before income taxes	901	824	9%
Provision for income taxes	337	315	7%
Net income applicable to Morgan Stanley	$564	$509	11%

	Nine Months Ended September 30,		% Change
$ in millions	2016[1]	2015
Revenues
Investment banking	$373	$518	(28)%
Trading	675	475	42%
Investments	(2)	18	N/M
Commissions and fees	1,268	1,481	(14)%
Asset management, distribution and administration fees	6,269	6,471	(3)%
Other	232	209	11%
Total non-interest revenues	8,815	9,172	(4)%
Interest income	2,813	2,296	23%
Interest expense	268	119	N/M
Net interest	2,545	2,177	17%
Net revenues	11,360	11,349	—
Compensation and benefits	6,443	6,449	—
Non-compensation expenses	2,371	2,336	1%
Total non-interest expenses	8,814	8,785	—
Income from continuing operations before income taxes	2,546	2,564	(1)%
Provision for income taxes	973	959	1%
Net income applicable to Morgan Stanley	$1,573	$1,605	(2)%

N/M – Not Meaningful

1.

Effective July 1, 2016, the Wealth Management and Institutional Securities business segments entered into an agreement whereby Institutional Securities assumed management of Wealth Management’s fixed income client-driven trading activities and pays fees to Wealth Management based on distribution activity (“Fixed Income Integration”). Prior periods have not been recast for this new inter-segment agreement due to immateriality.

Statistical Data

Financial Information and Statistical Data

$ in billions, except where noted	At September 30, 2016	At December 31, 2015
Client assets	$2,090	$1,985
Fee-based client assets[1]	$855	$795
Fee-based client assets as a percentage of total client assets	41%	40%
Client liabilities[2]	$70	$64
Bank deposit program	$149	$149
Investment securities portfolio	$64.7	$57.9
Loans and lending commitments	$65.9	$55.3
Wealth Management representatives	15,856	15,889
Retail locations	608	608

	Three Months Ended September 30,
	2016	2015
Annualized revenues per representative (dollars in thousands)[3]	$977	$922
Client assets per representative (dollars in millions)[4]	$132	$122
Fee-based asset flows[5]	$13.5	$7.7

	Nine Months Ended September 30,
	2016	2015
Annualized revenues per representative (dollars in thousands)[3]	$953	$952
Client assets per representative (dollars in millions)[4]	$132	$122
Fee-based asset flows[5]	$31.4	$34.9

1.	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
2.	Client liabilities include securities-based and tailored lending, home loans and margin lending.
3.	Annualized revenues per representative equal the Wealth Management business segment’s annualized revenues divided by the average representative headcount.
4.	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
5.	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude institutional cash management-related activity.

Net Revenues

Transactional Revenues

	Three Months Ended September 30,		% Change
$ in millions	2016	2015
Investment banking	$129	$140	(8)%
Trading	229	47	N/M
Commissions and fees	433	465	(7)%
Transactional revenues	$791	$652	21%

September 2016 Form 10-Q	66

Management’s Discussion and Analysis

	Nine Months Ended September 30,		% Change
$ in millions	2016	2015
Investment banking	$373	$518	(28)%
Trading	675	475	42%
Commissions and fees	1,268	1,481	(14)%
Transactional revenues	$2,316	$2,474	(6)%

Transactional revenues of $791 million in the current quarter increased 21% from the prior year quarter primarily reflecting higher revenues related to investments associated with certain employee deferred compensation plans partially offset by lower commission revenues.

Transactional revenues of $2,316 million in the current year period decreased 6% from the prior year period due to lower revenues in Investment banking and Commissions and fees, partially offset by higher revenues in Trading.

•

Investment banking revenues decreased in the current quarter due to lower fixed income revenues as a result of the Fixed Income Integration. The decrease in the current year period was due to lower revenues from unit investments trusts, equity and structured products, partially offset by increased levels of preferred underwriting activity.

•

Trading revenues increased in the current quarter and the current year period primarily due to gains related to investments associated with certain employee deferred compensation plans and higher revenues from fixed income products, partially offset by decreases from the Fixed Income Integration.

•

Commissions and fees decreased in the current quarter and current year period reflected lower daily average commissions primarily due to reduced client activity in equity and annuity products. The decrease in the current quarter was partially offset by increases from the Fixed Income Integration.

Asset Management

•

Asset management, distribution and administration fees of $2,133 million in the current quarter decreased 2% from the comparable prior year period primarily due to lower average fee rates reflecting larger client account balances with lower tiered rates, as well as shifts in the mix of investment types and strategies in fee-based accounts, partially offset by positive flows. Asset management, distribution and administration fees of $6,269 million in the current year period decreased 3% from the comparable prior year period primarily due to lower fees from mutual funds reflecting the impact of lower average asset levels and lower average fee rates related to fee-based accounts, partially offset by positive flows. See “Fee-Based Client Assets Activity and Average Fee Rate by Account Type” herein.

Net Interest

•

Net interest of $885 million in the current quarter and $2,545 million in the current year period increased 18% and 17%, respectively, from the comparable prior year periods primarily due to higher loan and investment securities balances which were funded by higher average deposits.

Other

•

Other revenues of $72 million in the current quarter and $232 million in the current year period increased 38% and 11%, respectively, from the comparable prior year periods, due to higher realized gains from the available for sale (“AFS”) securities portfolio. The increase in Other revenues in the current year period was also due to higher referral fees.

Non-interest Expenses

Non-interest expenses of $2,980 million in the current quarter increased 6% from the comparable prior year period. Non-interest expense in the current year period was relatively unchanged from the comparable prior year period.

•

Compensation and benefits expenses increased in the current quarter primarily due to the increase in the fair value of investments to which certain deferred compensation plans are referenced. Compensation and benefits expenses in the current year period were relatively unchanged from the prior year period.

•

Non-compensation expenses decreased in the current quarter due to lower professional service costs partially offset by higher litigation costs. Non-compensation expenses in the current year period were relatively unchanged.

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

67	September 2016 Form 10-Q

Management’s Discussion and Analysis

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

$ in billions, Fee Rate in bps	At June 30, 2016	Inflows	Outflows	Market Impact	At September 30, 2016	Average for the Three Months Ended September 30, 2016
						Fee Rate
Separately managed accounts[1]	$279	$8	$(15)	$7	$279	28
Unified managed accounts	120	17	(5)	4	136	106
Mutual fund advisory	23	—	(1)	1	23	121
Representative as advisor	117	10	(7)	3	123	87
Representative as portfolio manager	265	19	(12)	6	278	100
Subtotal	$804	$54	$(40)	$21	$839	73
Cash management	16	2	(2)	—	16	6
Total fee-based client assets	$820	$56	$(42)	$21	$855	72

$ in billions, Fee Rate in bps	At June 30, 2015	Inflows	Outflows	Market Impact	At September 30, 2015	Average for the Three Months Ended September 30, 2015
						Fee Rate
Separately managed accounts[1]	$294	$13	$(11)	$(18)	$278	34
Unified managed accounts	103	6	(4)	(7)	98	112
Mutual fund advisory	29	—	(1)	(3)	25	120
Representative as advisor	120	7	(7)	(8)	112	88
Representative as portfolio manager	253	15	(10)	(16)	242	103
Subtotal	$799	$41	$(33)	$(52)	$755	76
Cash management	14	3	(2)	—	15	6
Total fee-based client assets	$813	$44	$(35)	$(52)	$770	74

$ in billions, Fee Rate in bps	At December 31, 2015	Inflows	Outflows	Market Impact	At September 30, 2016	Average for the Nine Months Ended September 30, 2016
						Fee Rate
Separately managed accounts[1]	$283	$24	$(31)	$3	$279	30
Unified managed accounts	105	37	(13)	7	136	108
Mutual fund advisory	25	1	(5)	2	23	121
Representative as advisor	115	22	(20)	6	123	88
Representative as portfolio manager	252	48	(32)	10	278	101
Subtotal	$780	$132	$(101)	$28	$839	74
Cash management	15	8	(7)	—	16	6
Total fee-based client assets	$795	$140	$(108)	$28	$855	73

$ in billions, Fee Rate in bps	At December 31, 2014	Inflows	Outflows	Market Impact	At September 30, 2015	Average for the Nine Months Ended September 30, 2015
						Fee Rate
Separately managed accounts[1]	$285	$34	$(24)	$(17)	$278	34
Unified managed accounts	93	21	(10)	(6)	98	113
Mutual fund advisory	31	1	(5)	(2)	25	121
Representative as advisor	119	22	(20)	(9)	112	89
Representative as portfolio manager	241	44	(28)	(15)	242	104
Subtotal	$769	$122	$(87)	$(49)	$755	76
Cash management	16	7	(8)	—	15	6
Total fee-based client assets	$785	$129	$(95)	$(49)	$770	75

bps—Basis points

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

September 2016 Form 10-Q	68

Management’s Discussion and Analysis

Investment Management

Income Statement Information
	Three Months Ended September 30,		% Change
$ in millions	2016	2015
Revenues
Investment banking	$(2)	$1	N/M
Trading	(3)	—	N/M
Investments	51	(235)	N/M
Commissions and fees	—	—	—
Asset management, distribution and administration fees	508	511	(1)%
Other	(3)	1	N/M
Total non-interest revenues	551	278	98%
Interest income	1	—	N/M
Interest expense	—	4	N/M
Net interest	1	(4)	N/M
Net revenues	552	274	101%
Compensation and benefits	237	95	149%
Non-compensation expenses	218	217	—
Total non-interest expenses	455	312	46%
Income (loss) from continuing operations before income taxes	97	(38)	N/M
Provision for (benefit from) income taxes	31	(33)	N/M
Income (loss) from continuing operations	66	(5)	N/M
Income (loss) from discontinued operations, net of income taxes	—	1	N/M
Net income (loss)	66	(4)	N/M
Net income (loss) applicable to noncontrolling interests	(1)	5	N/M
Net income (loss) applicable to Morgan Stanley	$67	$(9)	N/M

	Nine Months Ended September 30,		% Change
$ in millions	2016	2015
Revenues
Investment banking	$(1)	$1	N/M
Trading	(8)	(3)	(167)%
Investments	37	149	(75)%
Commissions and fees	3	—	N/M
Asset management, distribution and administration fees	1,551	1,547	—
Other	28	15	87%
Total non-interest revenues	1,610	1,709	(6)%
Interest income	5	1	N/M
Interest expense	3	16	(81)%
Net interest	2	(15)	N/M
Net revenues	1,612	1,694	(5)%
Compensation and benefits	688	676	2%
Non-compensation expenses	665	649	2%
Total non-interest expenses	1,353	1,325	2%
Income from continuing operations before income taxes	259	369	(30)%
Provision for income taxes	78	87	(10)%
Income from continuing operations	181	282	(36)%
Income (loss) from discontinued operations, net of income taxes	—	1	N/M
Net income	181	283	(36)%
Net income (loss) applicable to noncontrolling interests	(14)	24	N/M
Net income applicable to Morgan Stanley	$195	$259	(25)%

N/M – Not Meaningful

Net Revenues

Investments

•

Investments gains of $51 million in the current quarter and gains of $37 million in the current year period compared with losses of $235 million and gains of $149 million in the comparable prior year periods. The current quarter reflected positive carried interest in the current quarter and current year period. The losses in the prior year quarter were due to a reversal of previously accrued carried interest associated with Asia private equity. The current year period reflected weaker investment performance compared to the prior year period.

Asset Management, Distribution and Administration Fees

•

Asset management, distribution and administration fees of $508 million in the current quarter and $1,551 million in the current year period were relatively unchanged from the comparable prior year periods, as increases in management fees, driven by higher assets under management or supervision (“AUM”) and average fee rates, were offset by lower performance fees (see “AUM and Average Fee Rate by Asset Class” herein).

Non-interest Expenses

Non-interest expenses of $455 million in the current quarter and $1,353 million in the current year period increased 46% and 2% from the comparable prior year periods primarily due to higher Compensation and benefit expenses.

•

Compensation and benefits expenses increased in the current quarter mainly attributed to reversal of previously accrued carried interest in the prior year quarter. Compensation and benefits expenses increased in the current year period primarily due to an increase in deferred compensation associated with carried interest and an increase in amortization of the prior year compensation awards partially offset by a decrease in discretionary incentive compensation driven by lower revenues.

•	Non-compensation expenses in the current quarter and current year period were relatively unchanged from the comparable prior year periods.

Assets Under Management or Supervision

Effective in the second quarter of 2016, the presentation of AUM for Investment Management has been revised to better align asset classes with its present organizational structure. With this change, the Alternative / Other products asset class now includes products in fund of funds, real estate, private equity and credit strategies, as well as multi-asset portfolios. All prior period information has been recast in the new format.

69	September 2016 Form 10-Q

Management’s Discussion and Analysis

AUM and Average Fee Rate by Asset Class

For a description of the rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Statistical Data” in Part II, Item 7 of the 2015 Form 10-K.

	At June 30, 2016	Inflows	Outflows	Distributions	Market Impact	Foreign Currency Impact	At September 30, 2016	Average for the Three Months Ended September 30, 2016
$ in billions, Fee Rate in bps								Total AUM	Fee Rate
Equity	$81	$4	$(6)	$—	$4	$—	$83	$83	74
Fixed income	61	6	(5)	—	1	—	63	62	32
Liquidity	149	358	(352)	—	(1)	—	154	151	18
Alternative / Other products	115	4	(4)	(1)	2	1	117	116	73
Total assets under management or supervision	$406	$372	$(367)	$(1)	$6	$1	$417	$412	47
Shares of minority stake assets	8						7	7

	At June 30, 2015	Inflows	Outflows	Distributions	Market Impact	Foreign Currency Impact	At September 30, 2015	Average for the Three Months Ended September 30, 2015
$ in billions, Fee Rate in bps								Total AUM	Fee Rate
Equity	$96	$4	$(10)	$—	$(10)	$1	$81	$90	69
Fixed income	64	5	(8)	—	—	—	61	62	32
Liquidity	132	338	(323)	—	1	—	148	141	9
Alternative / Other products	111	10	(4)	(1)	(1)	(1)	114	113	79
Total assets under management or supervision	$403	$357	$(345)	$(1)	$(10)	$—	$404	$406	45
Shares of minority stake assets	7						8	8

	At December 31, 2015	Inflows	Outflows	Distributions	Market Impact	Foreign Currency Impact	At September 30, 2016	Average for the Nine Months Ended September 30, 2016
$ in billions, Fee Rate in bps								Total AUM	Fee Rate
Equity	$83	$14	$(18)	$—	$4	$—	$83	$81	72
Fixed income	60	18	(19)	—	3	1	63	61	32
Liquidity	149	985	(979)	—	(1)	—	154	149	18
Alternative / Other products	114	18	(18)	(2)	3	2	117	115	76
Total assets under management or supervision	$406	$1,035	$(1,034)	$(2)	$9	$3	$417	$406	48
Shares of minority stake assets	8						7	8

	At December 31, 2014	Inflows	Outflows	Distributions	Market Impact	Foreign Currency Impact	At September 30, 2015	Average for the Nine Months Ended September 30, 2015
$ in billions, Fee Rate in bps								Total AUM	Fee Rate
Equity	$99	$11	$(24)	$—	$(5)	$—	$81	$96	69
Fixed income	65	17	(19)	—	—	(2)	61	64	32
Liquidity	128	927	(908)	—	1	—	148	133	9
Alternative / Other products	111	21	(14)	(3)	—	(1)	114	112	80
Total assets under management or supervision	$403	$976	$(965)	$(3)	$(4)	$(3)	$404	$405	46
Shares of minority stake assets	7						8	7

bps—Basis points

September 2016 Form 10-Q	70

Management’s Discussion and Analysis

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

U.S. Bank Subsidiaries’ Supplemental Financial Information Excluding Transactions with the Parent

$ in billions	At September 30, 2016	At December 31, 2015
U.S. Bank Subsidiaries assets	$173.9	$174.2
U.S. Bank Subsidiaries investment securities portfolio[1]	64.7	57.9

Wealth Management U.S. Bank Subsidiaries data
Securities-based lending and other loans[2]	$34.1	$28.6
Residential real estate loans	23.6	20.9
Total	$57.7	$49.5

Institutional Securities U.S. Bank Subsidiaries data
Corporate loans	$21.0	$22.9
Wholesale real estate loans	9.9	8.9
Total	$30.9	$31.8

1.

The U.S. Bank Subsidiaries investment securities portfolio includes AFS investment securities of $53.5 billion at September 30, 2016 and $53.0 billion at December 31, 2015. The remaining balance represents held to maturity investment securities of $11.2 billion at September 30, 2016 and $4.9 billion at December 31, 2015.

2.	Other loans primarily include tailored lending.

Income Tax Matters

The effective tax rate from continuing operations was 31.5% and 32.7% for the current quarter and current year period, respectively.

The effective tax rate from continuing operations was 28.7% and 24.1% for the prior year quarter and prior year period, respectively. The results for prior year period included a net discrete tax benefit of $564 million, primarily associated with the repatriation of non-U.S. earnings at a cost lower than originally estimated due to an internal restructuring to simplify our legal entity organization in the U.K. Excluding this net discrete tax benefit, the effective tax rate from continuing operations for the prior year period would have been 32.1%.

Accounting Development Updates

The Financial Accounting Standards Board (the “FASB”) issued the following accounting updates which apply to us.

The Firm considers the applicability and impact of all accounting updates. Accounting updates not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

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

•	Statement of Cash Flows. This accounting update standardizes the cash flow classification of certain cash flow matters. This update is effective as of January 1, 2018, with early adoption permitted.

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

71	September 2016 Form 10-Q

Management’s Discussion and Analysis

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

September 2016 Form 10-Q	72

Management’s Discussion and Analysis

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

We establish balance sheet thresholds at the consolidated, business segment and business unit levels. We monitor balance sheet utilization and review variances resulting from business activity or market fluctuations. On a regular basis, we review current performance versus established thresholds and assess the need to re-allocate our balance sheet based on business unit needs. We also monitor key metrics, including asset and liability size and capital usage.

Total Assets by Business Segment

	At September 30, 2016
$ in millions	Institutional Securities	Wealth Management	Investment Management	Total
Assets
Cash and cash equivalents[1]	$31,791	$10,670	$91	$42,552
Trading assets, at fair value	270,334	87	2,730	273,151
Investment securities	14,227	64,729	—	78,956
Securities purchased under agreements to resell	82,267	8,312	—	90,579
Securities borrowed	125,987	293	—	126,280
Customer and other receivables	31,509	19,387	515	51,411
Loans, net of allowance	34,698	57,810	—	92,508
Other assets[2]	43,835	13,233	1,386	58,454
Total assets	$634,648	$174,521	$4,722	$813,891

	At December 31, 2015
$ in millions	Institutional Securities	Wealth Management	Investment Management	Total
Assets
Cash and cash equivalents[1]	$22,356	$31,216	$511	$54,083
Trading assets, at fair value	236,174	883	2,448	239,505
Investment securities	14,124	57,858	1	71,983
Securities purchased under agreements to resell	83,205	4,452	—	87,657
Securities borrowed	141,971	445	—	142,416
Customer and other receivables	23,390	21,406	611	45,407
Loans, net of allowance	36,237	49,522	—	85,759
Other assets[2]	45,257	13,926	1,472	60,655
Total assets	$602,714	$179,708	$5,043	$787,465

1.	Cash and cash equivalents include cash and due from banks and interest bearing deposits with banks.
2.

Other assets primarily includes Cash deposited with clearing organizations or segregated under federal and other regulations or requirements; Other investments; Premises, equipment and software costs; Goodwill; Intangible assets and deferred tax assets.

A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. The liquid nature of these assets provides us with flexibility in managing the composition and size of our balance sheet. Total assets increased to $814 billion at September 30, 2016 from $787 billion at December 31, 2015, primarily due to increases in Trading assets including higher balances for U.S. government and agency securities, other sovereign government obligations and corporate equities.

Securities Repurchase Agreements and Securities Lending

Securities borrowed or securities purchased under agreements to resell and securities loaned or securities sold under agreements to repurchase are treated as collateralized financings (see Notes 2 and 6 to the consolidated financial statements in Item 1).

Collateralized Financing Transactions

$ in millions	At September 30, 2016	At December 31, 2015
Securities purchased under agreements to resell and Securities borrowed	$216,859	$230,073
Securities sold under agreements to repurchase and Securities loaned	$63,451	$56,050

	Average Balance Three Months Ended
$ in millions	September 30, 2016	December 31, 2015
Securities purchased under agreements to resell and Securities borrowed	$223,301	$250,605
Securities sold under agreements to repurchase and Securities loaned	$66,848	$62,373

73	September 2016 Form 10-Q

Management’s Discussion and Analysis

At September 30, 2016 differences between period end balances and average balances during the current quarter in the previous table were not significant. Securities purchased under agreements to resell and Securities borrowed and Securities sold under agreements to repurchase and Securities loaned period-end balances at December 31, 2015 were lower than the average balance during 2015. The balances moved in line with client financing activity and with general movements of inventory. Securities financing assets and liabilities also include matched book transactions with minimal market, credit and/or liquidity risk. Matched book transactions accommodate customers, as well as obtain securities for the settlement and financing of inventory positions. Additionally, included within securities financing transactions were $13 billion and $11 billion at September 30, 2016 and December 31, 2015, respectively, related to fully collateralized securities-for-securities lending transactions represented in Trading assets.

Customer Securities Financing

The customer receivable portion of the securities financing transactions primarily includes customer margin loans, collateralized by customer-owned securities, which are segregated in accordance with regulatory requirements. The customer payable portion of the securities financing transactions primarily includes payables to our prime brokerage customers. Our risk exposure on these transactions is mitigated by collateral maintenance policies that limit our credit exposure to customers and liquidity reserves held against this risk exposure.

Liquidity Risk Management Framework

The primary goal of our Liquidity Risk Management Framework is to ensure that we have access to adequate funding across a wide range of market conditions and time horizons. The framework is designed to enable us to fulfill our financial obligations and support the execution of our business strategies.

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

At September 30, 2016 and December 31, 2015, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

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

Global Liquidity Reserve by Type of Investment

$ in millions	At September 30, 2016	At December 31, 2015
Cash deposits with banks	$10,468	$10,187
Cash deposits with central banks	27,898	39,774
Unencumbered highly liquid securities:
U.S. government obligations	76,508	72,265
U.S. agency and agency mortgage-backed securities	51,902	37,678
Non-U.S. sovereign obligations[1]	17,129	28,999
Other investment grade securities	13,189	14,361
Global Liquidity Reserve	$197,094	$203,264

1.	Non-U.S. sovereign obligations are primarily composed of unencumbered German, French, Dutch, U.K. and Japanese government obligations.

September 2016 Form 10-Q	74

Management’s Discussion and Analysis

Global Liquidity Reserve Managed by Bank and Non-Bank Legal Entities

$ in millions	At September 30, 2016	At December 31, 2015	Daily Average Balance Three Months Ended September 30, 2016
Bank legal entities
Domestic	$78,903	$88,432	$83,892
Foreign	5,688	5,896	5,408
Total Bank legal entities	84,591	94,328	89,300
Non-Bank legal entities
Domestic
Parent	58,276	54,810	60,161
Non-Parent	16,494	20,001	18,287
Total Domestic	74,770	74,811	78,448
Foreign	37,733	34,125	38,536
Total Non-Bank legal entities	112,503	108,936	116,984
Total	$197,094	$203,264	$206,284

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

The final rule to implement the LCR in the U.S. (“U.S. LCR”) applies to us and our U.S. Bank Subsidiaries and each is required to calculate its respective U.S. LCR on each business day. As of January 1, 2016, we and our U.S. Bank Subsidiaries are required to maintain a minimum U.S. LCR of 90%, and this minimum standard will reach the fully phased-in level of 100% beginning on January 1, 2017. In addition, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) has proposed rules that would require large banking organizations, including us, to publicly disclose certain qualitative and quantitative information about their U.S. LCR. We are compliant with the minimum required U.S. LCR based on current interpretation and we continue to evaluate its impact on our liquidity and funding requirements.

Net Stable Funding Ratio

The objective of the NSFR is to reduce funding risk over a one-year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress. The Basel

Committee finalized the NSFR framework in 2014. In the second quarter of 2016, the U.S. banking regulators issued a proposal to implement the NSFR in the U.S. The proposal would require a covered company to maintain an amount of available stable funding, which is calculated by applying standardized weightings to its equity and liabilities based on their expected stability, that is no less than the amount of its required stable funding, which is calculated by applying standardized weightings to its assets, derivatives exposures, and certain other off-balance sheet exposures based on their liquidity characteristics. If adopted as proposed, the requirements would apply to us and our U.S. Bank Subsidiaries from January 1, 2018. We continue to evaluate the potential impact of the proposal, which is subject to public comment and further rulemaking procedures. Our preliminary estimates, based on the current proposal, indicate that steps will be necessary to meet the requirement, which we expect to accomplish by the effective date of the final rule. Our preliminary estimates are subject to risks and uncertainties that may cause actual results based on the final rule to differ materially from estimates. For a discussion of risks and uncertainties that may affect our future results, see “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

Funding Management

We manage our funding in a manner that reduces the risk of disruption to our operations. We pursue a strategy of diversification of secured and unsecured funding sources (by product, investor and region) and attempt to ensure that the tenor of our liabilities equals or exceeds the expected holding period of the assets being financed.

We fund our balance sheet on a global basis through diverse sources. These sources may include our equity capital, long-term borrowings, securities sold under agreements to repurchase (“repurchase agreements”), securities lending, deposits, commercial paper, letters of credit and lines of credit. We have active financing programs for both standard and structured products targeting global investors and currencies.

Secured Financing

For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in Part II, Item 7 of the 2015 Form 10-K.

At September 30, 2016 and December 31, 2015, the weighted average maturity of our secured financing against less liquid assets was greater than 120 days.

Unsecured Financing

For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condi-

75	September 2016 Form 10-Q

Management’s Discussion and Analysis

tion and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in Part II, Item 7 of the 2015 Form 10-K. When appropriate, we may use derivative products to conduct asset and liability management and to make adjustments to our interest rate and structured borrowings risk profile (see Note 4 to the consolidated financial statements in Item 1).

Deposits

Available funding sources to our bank subsidiaries include demand deposit accounts, money market deposit accounts, time deposits, repurchase agreements, federal funds purchased and Federal Home Loan Bank advances. The vast majority of deposits in our U.S. Bank Subsidiaries are sourced from our retail brokerage accounts and are considered to have stable, low-cost funding characteristics. At September 30, 2016 and December 31, 2015 deposits were $151,843 million and $156,034 million, respectively (see Note 9 to the consolidated financial statements in Item 1).

Short-Term Borrowings

Our unsecured short-term borrowings may consist of bank loans, bank notes, commercial paper and structured notes with maturities of 12 months or less at issuance. At September 30, 2016 and December 31, 2015, we had approximately $914 million and $2,173 million, respectively, in Short-term borrowings.

Long-Term Borrowings

We believe that accessing debt investors through multiple distribution channels helps provide consistent access to the unsecured markets. In addition, the issuance of long-term borrowings allows us to reduce reliance on short-term credit sensitive instruments. Long-term borrowings are generally managed to achieve staggered maturities, thereby mitigating refinancing risk, and to maximize investor diversification through sales to global institutional and retail clients across regions, currencies and product types. Availability and cost of financing to us can vary depending on market conditions, the volume of certain trading and lending activities, our credit ratings and the overall availability of credit.

We may engage in various transactions in the credit markets (including, for example, debt retirements) that we believe are in our best interests and our investors.

Long-term Borrowings by Maturity Profile

$ in millions	Parent	Subsidiaries	Total
Due in 2016	$5,245	$3,343	$8,588
Due in 2017	22,377	1,418	23,795
Due in 2018	18,250	1,217	19,467
Due in 2019	20,403	923	21,326
Due in 2020	16,329	1,005	17,334
Thereafter	68,391	5,026	73,417
Total	$150,995	$12,932	$163,927

Maturities of long-term borrowings outstanding over the next 12 months were $27,255 million and $22,396 million at September 30, 2016 and December 31, 2015, respectively.

Trust Preferred Securities

During the current quarter, Morgan Stanley Capital Trust III, Morgan Stanley Capital Trust IV, Morgan Stanley Capital Trust V and Morgan Stanley Capital Trust VIII redeemed all of their issued and outstanding Capital Securities pursuant to the optional redemption provisions provided in the respective governing documents. In the aggregate, $2.8 billion was redeemed. We concurrently redeemed the related underlying junior subordinated debentures.

For further information on Long-term borrowings, see Notes 10 and 20 to the consolidated financial statements in Item 1.

Credit Ratings

We rely on external sources to finance a significant portion of our day-to-day operations. The cost and availability of financing generally are impacted by, among other things, our credit ratings. In addition, our credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as over-the-counter (“OTC”) derivative transactions, including credit derivatives and interest rate swaps. Rating agencies consider company-specific factors; other industry factors such as regulatory or legislative changes; the macroeconomic environment; and perceived levels of government support, among other things.

Our credit ratings no longer incorporate uplift from perceived government support from any rating agency given the significant progress of the U.S. financial reform legislation and regulations. Meanwhile, some rating agencies have stated that they currently incorporate various degrees of credit rating uplift from non-governmental third-party sources of potential support.

September 2016 Form 10-Q	76

Management’s Discussion and Analysis

Parent and MSBNA’s Senior Unsecured Ratings at October 31, 2016

Parent
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Stable
Moody’s Investors Service, Inc.	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A-	Stable
Standard & Poor’s Global Ratings	A-2	BBB+	Stable

Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	—	—	—
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Rating and Investment Information, Inc.	—	—	—
Standard & Poor’s Global Ratings	A-1	A	Positive Watch

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

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Global Ratings (“S&P”). The following table shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchanges and clearing organizations in the event of one-notch or two-notch downgrade scenarios, from the lowest of Moody’s or S&P ratings, based on the relevant contractual downgrade triggers.

Incremental Collateral or Terminating Payments upon Potential Future Rating Downgrade

$ in millions	At September 30, 2016	At December 31, 2015
One-notch downgrade	$1,388	$1,169
Two-notch downgrade	1,321	1,465

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

We repurchased approximately $1,250 million of our outstanding common stock as part of our share repurchase program during the current quarter and $2,500 million during the current year period. We repurchased approximately $625 million during the prior year quarter and $1,500 million in the prior year period (see Note 14 to the consolidated financial statements in Item 1).

For a description of our share repurchase program, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of the 2015 Form 10-K.

The Board determines the declaration and payment of dividends on a quarterly basis. On October 19, 2016, we announced that the Board declared a quarterly dividend per common share of $0.20. The dividend is payable on November 15, 2016 to common shareholders of record on October 31, 2016 (see Note 20 to the consolidated financial statements in Item 1).

On September 15, 2016, we announced that the Board declared a quarterly dividend for preferred stock shareholders of record on September 30, 2016 that was paid on October 17, 2016.

77	September 2016 Form 10-Q

Management’s Discussion and Analysis

Tangible Equity

Tangible Equity Measures—Period End and Average

			Monthly Average Balance Three Months Ended
$ in millions	At September 30, 2016	At December 31, 2015	September 30, 2016
Common equity	$69,629	$67,662	$69,531
Preferred equity	7,520	7,520	7,520
Morgan Stanley shareholders’ equity	77,149	75,182	77,051
Junior subordinated debentures issued to capital trusts	—	2,870	1,427
Less: Goodwill and net intangible assets	(9,329)	(9,564)	(9,368)
Tangible Morgan Stanley shareholders’ equity[1]	$67,820	$68,488	$69,110

Common equity	$69,629	$67,662	$69,531
Less: Goodwill and net intangible assets	(9,329)	(9,564)	(9,368)
Tangible common equity[1]	$60,300	$58,098	$60,163

1.	Tangible Morgan Stanley shareholders’ equity and tangible common equity are non-GAAP financial measures that we and investors consider to be a useful measure to assess capital adequacy.

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

Regulatory Capital. Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital. Certain adjustments to and deductions from capital are required for purposes of determining these ratios, such as deductions for goodwill, intangibles, certain deferred tax assets, other amounts in accumulated other comprehensive income and investments in the capital instruments of unconsolidated financial institutions. Certain of these adjustments and deductions are also subject to transitional provisions.

In addition to the minimum risk-based capital ratio requirements, on a fully phased-in basis by 2019, we will be subject to:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 global systemically important bank (“G-SIB”) capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 countercyclical capital buffer (“CCyB”), currently set by banking regulators at zero (collectively, the “buffers”).

In 2016, the phase-in amount for each of the buffers is 25% of the fully phased-in buffer requirement. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in Part II, Item 7 of the 2015 Form 10-K.

Risk-Weighted Assets. RWAs reflect both our on- and off-balance sheet risk as well as capital charges attributable to the risk of loss arising from the following:

•	Credit risk: The failure of a borrower, counterparty or issuer to meet its financial obligation to us;

September 2016 Form 10-Q	78

Management’s Discussion and Analysis

•	Market risk: Adverse changes in the level of one or more market prices, rate, indices, implied volatilities, correlations or other market factors, such as market liquidity; and

•	Operational risk: Inadequate or failed processes, people and systems or external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets).

Our binding risk-based capital ratios for regulatory purposes are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk RWAs and market risk RWAs (the “Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (the “Advanced Approach”). At September 30, 2016, our binding ratios are based on the Advanced Approach transitional rules.

The methods for calculating each of our risk-based capital ratios will change through January 1, 2022 as aspects of the capital rules are phased in. These changes may result in differences in our reported capital ratios from one reporting period to the next that are independent of changes to our capital base, asset composition, off-balance sheet exposures or risk profile.

Minimum Risk-Based Capital Ratios: Transitional Provisions

1.	These ratios assume the requirements for the G-SIB capital surcharge (3.0%) and CCyB (zero) remain at current levels.

79	September 2016 Form 10-Q

Management’s Discussion and Analysis

Transitional and Fully Phased-In Regulatory Capital Ratios
	At September 30, 2016
	Transitional		Fully Phased-In
$ in millions	Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital	$60,340	$60,340	$58,362	$58,362
Tier 1 capital	67,603	67,603	66,065	66,065
Total capital	79,144	78,838	77,629	77,323
Total RWAs	350,430	358,486	360,948	369,636
Common Equity Tier 1 capital ratio	17.2%	16.8%	16.2%	15.8%
Tier 1 capital ratio	19.3%	18.9%	18.3%	17.9%
Total capital ratio	22.6%	22.0%	21.5%	20.9%
Leverage-based capital
Adjusted average assets[1]	$809,927	N/A	$808,826	N/A
Tier 1 leverage ratio[2]	8.3%	N/A	8.2%	N/A

	At December 31, 2015
	Transitional		Fully Phased-In
$ in millions	Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital	$59,409	$59,409	$55,441	$55,441
Tier 1 capital	66,722	66,722	63,000	63,000
Total capital	79,663	79,403	73,858	73,598
Total RWAs	362,920	384,162	373,421	395,277
Common Equity Tier 1 capital ratio	16.4%	15.5%	14.8%	14.0%
Tier 1 capital ratio	18.4%	17.4%	16.9%	15.9%
Total capital ratio	22.0%	20.7%	19.8%	18.6%
Leverage-based capital
Adjusted average assets[1]	$803,574	N/A	$801,346	N/A
Tier 1 leverage ratio[2]	8.3%	N/A	7.9%	N/A

N/A—Not Applicable

1.

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

2.	The minimum Tier 1 leverage ratio requirement is 4.0%.

The fully phased-in pro forma estimates in the previous tables are based on our current understanding of the capital rules and other factors, which may be subject to change as we receive additional clarification and implementation guidance from the Federal Reserve and as the interpretation of the regulation evolves over time. These fully phased-in pro forma estimates are non-GAAP financial measures that we consider to be useful measures for us, investors and analysts in evaluating compliance with new regulatory capital requirements that were not yet effective at September 30, 2016. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what our capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect our future results, see “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

Well-Capitalized Minimum Regulatory Capital Ratios for U.S. Bank Subsidiaries

At September 30, 2016
Common Equity Tier 1 risk-based capital ratio	6.5%
Tier 1 risk-based capital ratio	8.0%
Total risk-based capital ratio	10.0%
Tier 1 leverage ratio	5.0%

For us to remain a financial holding company, our U.S. Bank Subsidiaries must qualify as well-capitalized by maintaining the minimum ratio requirements set forth in the previous table. The Federal Reserve has not yet revised the well-capitalized standard for financial holding companies to reflect the higher capital standards required for us under the capital rules. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of our risk-based capital ratios and Tier 1 leverage ratio at September 30, 2016 would have exceeded the revised well-capitalized standard. The Federal Reserve may require us to maintain risk- and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

September 2016 Form 10-Q	80

Management’s Discussion and Analysis

Regulatory Capital Calculated under Advanced Approach Transitional Rules

$ in millions	At September 30, 2016	At December 31, 2015
Common Equity Tier 1 capital
Common stock and surplus	$18,154	$20,114
Retained earnings	52,545	49,204
AOCI	(1,070)	(1,656)
Regulatory adjustments and deductions:
Net goodwill	(6,577)	(6,582)
Net intangible assets (other than goodwill and mortgage servicing assets)	(1,646)	(1,192)
Credit spread premium over risk-free rate for derivative liabilities	(351)	(202)
Net deferred tax assets	(615)	(675)
Net after-tax DVA[1]	34	156
Adjustments related to AOCI	101	411
Other adjustments and deductions	(235)	(169)
Total Common Equity Tier 1 capital	$60,340	$59,409
Additional Tier 1 capital
Preferred stock	$7,520	$7,520
Trust preferred securities	—	702
Noncontrolling interests	675	678
Regulatory adjustments and deductions:
Net deferred tax assets	(410)	(1,012)
Credit spread premium over risk-free rate for derivative liabilities	(234)	(303)
Net after-tax DVA[1]	23	233
Other adjustments and deductions	(155)	(253)
Additional Tier 1 capital	$7,419	$7,565
Deduction for investments in covered funds	(156)	(252)
Total Tier 1 capital	$67,603	$66,722
Tier 2 capital
Subordinated debt	$11,010	$10,404
Trust preferred securities	—	2,106
Other qualifying amounts	56	35
Regulatory adjustments and deductions	169	136
Total Tier 2 capital	$11,235	$12,681
Total capital	$78,838	$79,403

Roll-forward of Regulatory Capital Calculated under Advanced Approach Transitional Rules

$ in millions	Nine Months Ended September 30, 2016
Common Equity Tier 1 capital
Common Equity Tier 1 capital at December 31, 2015	$59,409
Change related to the following items:
Value of shareholders’ common equity	1,967
Net goodwill	5
Net intangible assets (other than goodwill and mortgage servicing assets)	(454)
Credit spread premium over risk-free rate for derivative liabilities	(149)
Net deferred tax assets	60
Net after-tax DVA[1]	(122)
Adjustments related to AOCI	(310)
Other deductions and adjustments	(66)
Common Equity Tier 1 capital at September 30, 2016	$60,340
Additional Tier 1 capital
Additional Tier 1 capital at December 31, 2015	$7,565
Change related to the following items:
Trust preferred securities	(702)
Noncontrolling interests	(3)
Net deferred tax assets	602
Credit spread premium over risk-free rate for derivative liabilities	69
Net after-tax DVA[1]	(210)
Other adjustments and deductions	98
Additional Tier 1 capital at September 30, 2016	7,419
Deduction for investments in covered funds at December 31, 2015	(252)
Deduction for investments in covered funds	96
Deduction for investments in covered funds at September 30, 2016	(156)
Tier 1 capital at September 30, 2016	$67,603
Tier 2 capital
Tier 2 capital at December 31, 2015	$12,681
Change related to the following items:
Subordinated debt	606
Trust preferred securities	(2,106)
Noncontrolling interests	21
Other adjustments and deductions	33
Tier 2 capital at September 30, 2016	$11,235
Total capital at September 30, 2016	$78,838

1.

In connection with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, related to DVA, the aggregate balance of net after-tax valuation adjustments was reduced by $77 million as of January 1, 2016.

81	September 2016 Form 10-Q

Management’s Discussion and Analysis

Roll-forward of RWAs Calculated under Advanced Approach Transitional Rules

$ in millions	Nine Months Ended September 30, 2016[1]
Credit risk RWAs
Balance at December 31, 2015	$173,586
Change related to the following items:
Derivatives	598
Securities financing transactions	2,020
Other counterparty credit risk	(60)
Securitizations	(1,560)
Credit valuation adjustment	5,172
Investment securities	1,324
Loans	(7,151)
Cash	376
Equity investments	(1,266)
Other credit risk[2]	(1,265)
Total change in credit risk RWAs	$(1,812)
Balance at September 30, 2016	$171,774
Market risk RWAs
Balance at December 31, 2015	$71,476
Change related to the following items:
Regulatory VaR	(2,226)
Regulatory stressed VaR	(5,676)
Incremental risk charge	(577)
Comprehensive risk measure	(2,399)
Specific risk:
Non-securitizations	244
Securitizations	(547)
Total change in market risk RWAs	$(11,181)
Balance at September 30, 2016	$60,295
Operational risk RWAs
Balance at December 31, 2015	$139,100
Change in operational risk RWAs[3]	(12,683)
Balance at September 30, 2016	$126,417
Total RWAs	$358,486

VaR—Value-at-Risk

1.	The RWAs for each category in the table reflect both on- and off-balance sheet exposures, where appropriate.
2.	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions.
3.	Amount reflects a reduction in the internal loss data related to litigation utilized in the operational risk capital model.

Supplementary Leverage Ratio

We and our U.S. Bank Subsidiaries are required to publicly disclose our supplementary leverage ratios, which will become effective as a capital standard on January 1, 2018. By January 1, 2018, we must also maintain a Tier 1 supplementary leverage capital buffer of at least 2% in addition to the 3% minimum supplementary leverage ratio (for a total of at least 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discre-

tionary bonus payments to executive officers. In addition, beginning in 2018, our U.S. Bank Subsidiaries must maintain a supplementary leverage ratio of 6% to be considered well-capitalized.

Pro Forma Supplementary Leverage Exposure and Ratio on a Transitional Basis

$ in millions	At September 30, 2016	At December 31, 2015
Average total assets[1]	$819,725	$813,715
Adjustments[2,3]	245,701	284,090
Pro forma supplementary leverage exposure	$1,065,426	$1,097,805
Pro forma supplementary leverage ratio	6.3%	6.1%

1.	Computed as the average daily balance of consolidated total assets under U.S. GAAP during the calendar quarter.
2.	Computed as the arithmetic mean of the month-end balances over the calendar quarter.
3.

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

Based on our current understanding of the rules and other factors, we estimate our pro forma fully phased-in supplementary leverage ratio to be approximately 6.2% and 5.8% at September 30, 2016 and December 31, 2015, respectively. This estimate utilizes a fully phased-in Tier 1 capital numerator and a fully phased-in denominator of approximately $1,064.3 billion and $1,095.6 billion at September 30, 2016 and December 31, 2015, respectively, which takes into consideration the Tier 1 capital deductions that would be applicable in 2018 after the phase-in period has ended.

U.S. Subsidiary Banks’ Pro Forma Supplementary Leverage Ratios on a Transitional Basis

	At September 30, 2016	At December 31, 2015
MSBNA	7.4%	7.3%
MSPBNA	10.1%	10.3%

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

September 2016 Form 10-Q	82

Management’s Discussion and Analysis

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

On April 5, 2016, we submitted our 2016 CCAR capital plan, and summary results of the Dodd-Frank Act and CCAR supervisory stress tests were published by the Federal Reserve in June. We exceeded all stressed capital ratio minimum requirements in the Federal Reserve severely adverse scenario, and our quantitative capital results improved from our prior year submission. In June 2016, we received a conditional non-objection from the Federal Reserve to our 2016 capital plan (see “Capital Management” herein). As required, we disclosed a summary of the result of our company-run stress tests on June 23, 2016. The Federal Reserve Board also asked us to submit an additional capital plan by December 29, 2016 addressing weaknesses identified in our capital planning process. Future capital distributions may be restricted if these identified weaknesses are not satisfactorily addressed when the Federal Reserve reviews our resubmitted capital plan. Pursuant to the conditional non-

objection, we are able to execute the capital actions set forth in our 2016 capital plan, which included increasing our common stock dividend to $0.20 per share beginning in the third quarter of 2016 and executing share repurchases of $3.5 billion during the period July 1, 2016 through June 30, 2017. In addition, we submitted the results of our mid-cycle company-run stress test to the Federal Reserve on October 5, 2016 and we disclosed a summary of the results on October 31, 2016.

In September 2016, the Federal Reserve proposed revisions to the capital plan and stress test rules that would, among other things, reduce the de minimis threshold for additional capital distributions that a firm may make during a capital plan cycle without seeking the Federal Reserve’s prior approval. The proposal would also establish a one-quarter “blackout period” while the Federal Reserve is conducting CCAR during which firms would not be permitted to submit de minimis exception notices or prior approval requests for additional capital distributions. The Federal Reserve is currently considering making further changes to CCAR requirements, which may increase minimum capital requirements for the Firm.

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

83	September 2016 Form 10-Q

Management’s Discussion and Analysis

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

Average Common Equity by Business Segment and Parent Equity

	Three Months Ended[1] September 30,		Nine Months Ended[1] September 30,
$ in billions	2016	2015	2016	2015
Institutional Securities	$43.2	$33.8	$43.2	$35.4
Wealth Management	15.3	11.4	15.3	10.9
Investment Management	2.8	2.1	2.8	2.2
Parent	8.2	20.3	7.6	18.2
Total	$69.5	$67.6	$68.9	$66.7

1.	Amounts are calculated on a monthly basis. Average common equity is a non-GAAP financial measure that we consider to be a useful measure for us, investors and analysts to assess capital adequacy.

Regulatory Developments

Resolution and Recovery Planning

Pursuant to the Dodd-Frank Act, we are required to submit to the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) an annual resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. Our preferred resolution strategy, which is set out in our 2015 resolution plan, is an SPOE strategy. On September 30, 2016, we submitted a status report to the Federal Reserve and the FDIC in respect of certain shortcomings identified in our 2015 resolution plan. Pursuant to the status report, we indicated that the parent holding company will amend and restate its support agreement with its material subsidiaries that are designed to ensure such subsidiaries have sufficient capital and liquidity as and when needed throughout a resolution scenario. Under the amended and restated support agreement, upon the occurrence of a resolution scenario, the parent holding company will be obligated to contribute or loan on a subordinated basis all of its material assets, other than shares in subsidiaries of the parent holding company and certain intercompany payables, to provide capital and liquidity, as applicable, to our material subsidiaries. The obligations of the parent holding company under the amended and restated support agreement will be secured on a senior basis by the assets of the parent holding company (other than shares in subsidiaries of the parent holding company). As a result, claims of our material subsidiaries against the assets of the parent holding company (other than shares in subsidiaries of the parent holding company) will be effectively senior to unsecured obligations of the parent holding company. Our next full resolution plan submission will be on July 1, 2017. If the Federal Reserve and the FDIC were, at a later time, to jointly determine that our 2017 resolution plan is not credible or would not facilitate an orderly resolution, and if we were unable to address any deficiencies at that later time, we or any of our subsidiaries may be subjected to more stringent capital, leverage, or liquidity requirements or restrictions on our growth, activities, or operations, or, after a two-year period, we may be required to divest assets or operations.

In September 2016, the OCC issued final guidelines that establish enforceable standards for recovery planning by national banks and certain other institutions with total consolidated assets of $50 billion or more, calculated on a rolling four-quarter average basis, including MSBNA. The guidelines are effective on January 1, 2017, and MSBNA must be in compliance by January 1, 2018.

In May 2016, the Federal Reserve proposed a rule that would impose contractual requirements on certain “qualified financial contracts” (“covered QFCs”) to which U.S. G-SIBs, including us, and their subsidiaries are parties. In August 2016, the OCC proposed a rule that would subject national banks that are subsidiaries of U.S. G-SIBs, including our U.S. Bank Subsidiaries, as well as certain other institutions (collectively with U.S. G-SIBs and their other subsidiaries, “covered entities”), to substantively identical requirements. Under the proposals, covered QFCs must expressly provide that transfer restrictions and default rights against a covered entity are limited to the same extent as provided under the Federal Deposit Insurance Act and Title II of the Dodd-Frank Act and their implementing regulations. In addition, covered QFCs may not permit the exercise of cross-default rights against a covered entity based on an affiliate’s entry into insolvency, resolution or similar proceedings. If adopted as proposed, the requirements would take effect at the start of

September 2016 Form 10-Q	84

Management’s Discussion and Analysis

the first calendar quarter that begins at least one year after the final rules are issued. We continue to evaluate the potential impact of the proposals, which are subject to public comment and further rulemaking procedures.

For more information about resolution and recovery planning requirements and our activities in these areas, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1 of the 2015 Form 10-K.

Single-Counterparty Credit Limits

In March 2016, the Federal Reserve re-proposed rules that would establish single-counterparty credit limits for large banking organizations (“covered companies”), with more stringent limits for the largest covered companies. U.S. G-SIBs, including us, would be subject to a limit of 15% of Tier 1 capital for credit exposures to any “major counterparty” (defined as other U.S. G-SIBs, foreign G-SIBs and nonbank systemically important financial institutions supervised by the Federal Reserve) and to a limit of 25% of Tier 1 capital for credit exposures to any other unaffiliated counterparty. We continue to evaluate the potential impact of the proposed rules.

Compensation Practices

In the second quarter of 2016, the federal regulatory agencies required under the Dodd-Frank Act to issue regulations relating to the compensation practices of covered financial institutions, including us, re-proposed rules that if implemented would require, among other things, the deferral of a percentage of certain incentive-based compensation for senior executives and certain other employees and, under certain circumstances, “clawback” of incentive-based compensation. We continue to evaluate the proposal, which is subject to further rulemaking procedures.

Legacy Covered Funds under the Volcker Rule

The Volcker Rule prohibits certain investments and relationships by banking entities, such as us, with “covered funds,” with a number of exemptions and exclusions. The Federal Reserve has extended the conformance period until July 21, 2017 for investments in, and relationships with, covered funds that were in place before December 31, 2013, referred to as “legacy covered funds.” On July 7, 2016, the Federal Reserve stated that it will continue to consider whether to take action regarding the additional extended five-year transition period for certain legacy covered funds that are also illiquid funds and that it expects to provide more information in the near term as to how it will address applications by banking entities seeking the statutory extension for this limited category of legacy covered funds. We currently have approximately $2.2 billion of non-conforming investments in, and relationships with, legacy covered funds subject to the Volcker Rule. While we expect to request additional extensions for the overwhelming majority of the investments, we also continue to consider various alternatives to be in compliance with the Volcker Rule, including sales, redemptions, and liquidations, where the amounts we ultimately realize on these investments may be less than their current carrying values.

U.S. Department of the Treasury Regulations

On October 13, 2016, the U.S. Department of the Treasury released final and temporary regulations under Section 385 of the U.S. tax code addressing, among other things, the treatment of certain related-party indebtedness as equity for U.S. federal income tax purposes. The regulations include multiple effective dates, the earliest of which is effective from January 19, 2017 and applies to certain financial instruments issued after April 4, 2016. Although we are continuing to evaluate the regulations, we do not expect them to have a material effective tax rate impact.

Commodities and Merchant Banking Activities

In September 2016, the Federal Reserve issued a proposed rulemaking that would increase risk-based capital requirements for certain commodities-related activities and commodities-related merchant banking investments of U.S. financial holding companies (“FHCs”), including us; impose new limitations on the physical commodity trading activities of certain U.S. FHCs; and enhance reporting requirements with respect to U.S. FHCs’ commodities-related activities and investments. If adopted in its current form, the proposed rulemaking would result in increases in our RWAs with respect to certain commodities-related investments and physical commodity holdings. However, we expect that the proposed rule, if finalized in its proposed form, would not have a significant impact on our aggregate RWAs or risk-based capital ratios.

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

For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 11

85	September 2016 Form 10-Q

Management’s Discussion and Analysis

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

September 2016 Form 10-Q	86

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

Trading Risks

95%/One-Day Management VaR

	95%/One-Day VaR for the
	Quarter Ended September 30, 2016
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$26	26	33	22
Equity price	14	15	27	13
Foreign exchange rate	7	7	9	4
Commodity price	10	9	10	8
Less: Diversification benefit[1,2]	(23)	(25)	N/A	N/A
Primary Risk Categories	$34	32	42	29
Credit Portfolio	18	22	24	18
Less: Diversification benefit[1,2]	(9)	(12)	N/A	N/A
Total Management VaR	$43	42	51	39

	95%/One-Day VaR for the
	Quarter Ended June 30, 2016
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$26	$32	$38	$26
Equity price	20	17	43	13
Foreign exchange rate	10	7	12	6
Commodity price	9	10	12	9
Less: Diversification benefit[1,2]	(32)	(28)	N/A	N/A
Primary Risk Categories	$33	$38	$61	$31
Credit Portfolio	22	20	23	18
Less: Diversification benefit[1,2]	(13)	(12)	N/A	N/A
Total Management VaR	$42	$46	$68	$39

N/A—Not Applicable

1.

Diversification benefit equals the difference between the total Management VaR and the sum of the component VaRs. This benefit arises because the simulated one-day losses for each of the components occur on different days; similar diversification benefits also are taken into account within each component.

2.

The high and low VaR values for the total Management VaR and each of the component VaRs might have occurred on different days during the quarter, and therefore, the diversification benefit is not an applicable measure.

87	September 2016 Form 10-Q

Risk Disclosures

The average Total Management VaR for the quarter ended September 30, 2016 (“current quarter”) was $42 million, which was reduced from $46 million for the quarter ended June 30, 2016 (“last quarter”).

The average Management VaR for the Primary Risk Categories for the current quarter was $32 million compared with $38 million for the last quarter. The decrease was driven by an overall reduction in risk exposures across the Sales and Trading businesses.

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

Total Trading.    As shown in the 95%/One-Day Management VaR table, the average 95%/one-day Total Management VaR for the current quarter was $42 million. The following histogram presents the distribution of the daily 95%/one-day Total Management VaR for the current quarter, which was in a range between $35 million and $45 million for approximately 95% of trading days during the quarter.

The following histogram shows the distribution for the current quarter of daily net trading revenues, including profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price and Credit Portfolio positions and intraday trading activities, for our Trading businesses. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the current quarter, we experienced net trading losses on 1 day, which was not in excess of the 95%/one-day Total Management VaR.

Non-trading Risks

We believe that sensitivity analysis is an appropriate representation of our non-trading risks. Reflected below is this analysis covering substantially all of the non-trading risk in our portfolio.

Counterparty Exposure Related to Our Own Credit Spread.    The credit spread risk sensitivity of the counterparty exposure related to our own credit spread corresponded to an increase in value of approximately $7 million for each 1 basis point widening in our credit spread level at both September 30, 2016 and June 30, 2016.

Funding Liabilities.    The credit spread risk sensitivity of our mark-to-market funding liabilities corresponded to an increase in value of approximately $17 million and $15 million for each 1 basis point widening in our credit spread level at September 30, 2016 and June 30, 2016, respectively.

Interest Rate Risk Sensitivity.    The following table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for our U.S. Bank Subsidiaries. These shocks are applied to our 12-month forecast for our U.S. Bank

September 2016 Form 10-Q	88

Risk Disclosures

Subsidiaries, which incorporates market expectations of interest rates and our forecasted business activity, including our deposit deployment strategy and asset-liability management hedges.

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At September 30, 2016	At June 30, 2016
+200 basis points	$(171)	$(204)
+100 basis points	(87)	(21)
–100 basis points	(652)	(532)

At September 30, 2016 and June 30, 2016, large instantaneous interest rates shocks had a negative impact to our U.S. Bank Subsidiaries’ projected net interest income over the following 12 months due to composition of the banks’ assets as well as expected deposit pricing behavior at higher levels of interest rates. We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes. The sensitivity analysis assumes that we take no action in response to these scenarios and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates.

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

Investments Sensitivity, Including Related Performance Fees

	10% Sensitivity
$ in millions	At September 30, 2016	At June 30, 2016
Investments related to Investment Management activities	$381	$375
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	181	175
Other Firm investments	160	162

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

89	September 2016 Form 10-Q

Risk Disclosures

Loan and Lending Commitment Portfolio by Business Segment

	At September 30, 2016
$ in millions	Institutional Securities	Wealth Management	Total
Corporate loans	$15,293	$9,499	$24,792
Consumer loans	—	24,717	24,717
Residential real estate loans	—	23,562	23,562
Wholesale real estate loans	7,616	—	7,616
Loans held for investment, gross of allowance	22,909	57,778	80,687
Allowance for loan losses	(253)	(34)	(287)
Loans held for investment, net of allowance	22,656	57,744	80,400
Corporate loans	10,223	—	10,223
Residential real estate loans	13	66	79
Wholesale real estate loans	1,806	—	1,806
Loans held for sale	12,042	66	12,108
Corporate loans	7,038	—	7,038
Residential real estate loans	1,338	—	1,338
Wholesale real estate loans	836	—	836
Loans held at fair value	9,212	—	9,212
Total loans[1]	43,910	57,810	101,720
Lending commitments[2,3]	85,548	8,049	93,597
Total loans and lending commitments[2,3]	$129,458	$65,859	$195,317

	At December 31, 2015
$ in millions	Institutional Securities	Wealth Management	Total
Corporate loans	$16,452	$7,102	$23,554
Consumer loans	—	21,528	21,528
Residential real estate loans	—	20,863	20,863
Wholesale real estate loans	6,839	—	6,839
Loans held for investment, gross of allowance	23,291	49,493	72,784
Allowance for loan losses	(195)	(30)	(225)
Loans held for investment, net of allowance	23,096	49,463	72,559
Corporate loans	11,924	—	11,924
Residential real estate loans	45	59	104
Wholesale real estate loans	1,172	—	1,172
Loans held for sale	13,141	59	13,200
Corporate loans	7,286	—	7,286
Residential real estate loans	1,885	—	1,885
Wholesale real estate loans	1,447	—	1,447
Loans held at fair value	10,618	—	10,618
Total loans[1]	46,855	49,522	96,377
Lending commitments[2,3]	95,572	5,821	101,393
Total loans and lending commitments[2,3]	$142,427	$55,343	$197,770

1.

Amounts exclude $28.0 billion and $25.3 billion related to margin loans and $4.8 billion and $4.9 billion related to employee loans at September 30, 2016 and December 31, 2015, respectively. See Notes 6 and 7 to the consolidated financial statements in Item 1 for further information.

2.

Lending commitments represent the notional amount of legally binding obligations to provide funding to clients for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

3.

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

Our credit exposure from our loans and lending commitments is measured in accordance with our internal risk management standards. Risk factors considered in determining the aggregate allowance for loan and commitment losses include the borrower’s financial strength, seniority of the loan, collateral type, volatility of collateral value, debt cushion, loan-to-value ratio, debt service ratio, covenants and counterparty type. Qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms and volume and severity of past due loans may also be considered. At September 30, 2016 and December 31, 2015, the allowance for loan losses related to loans that were accounted for as held for investment was $287 million and $225 million, respectively, and the allowance for commitment losses related to lending commitments that were accounted for as held for investment was $187 million and $185 million, respectively. The aggregate allowance for loan and commitment losses increased over the nine months ended September 30, 2016 primarily due to specific reserves on exposures to counterparties in the energy sector and other select downgrades. See “Institutional Securities Lending Exposures Related to the Energy Industry” herein and Note 7 to the consolidated financial statements in Item 1 for further information.

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

Institutional Securities loans and lending commitments are mainly related to relationship-based and event-driven lending to select corporate clients. Relationship-based loans and lending commitments are used for general corporate purposes, working capital and liquidity purposes by our Investment Banking clients and typically consist of revolving lines of credit, letter of credit facilities and term loans. In connection with the relationship-based lending activities, we had hedges (which included single-name, sector and index hedges) with a notional amount of $18.0 billion and $12.0 billion at September 30, 2016 and December 31, 2015, respectively. Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization and project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

September 2016 Form 10-Q	90

Risk Disclosures

Institutional Securities Loans and Lending Commitments by Credit Rating1

	At September 30, 2016
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
AAA	$50	$—	$50	$—	$100
AA	4,028	710	4,332	—	9,070
A	2,276	5,825	11,959	1,097	21,157
BBB	10,626	13,671	22,532	1,722	48,551
Investment grade	16,980	20,206	38,873	2,819	78,878
Non-investment grade	7,207	19,437	17,488	2,981	47,113
Unrated[2]	1,084	337	129	1,917	3,467
Total	$25,271	$39,980	$56,490	$7,717	$129,458

	At December 31, 2015
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
AAA	$287	$24	$50	$—	$361
AA	5,022	2,553	3,735	63	11,373
A	3,996	5,726	11,993	1,222	22,937
BBB	5,089	16,720	23,248	4,086	49,143
Investment grade	14,394	25,023	39,026	5,371	83,814
Non-investment grade	7,768	15,863	22,818	7,779	54,228
Unrated[2]	930	1,091	246	2,118	4,385
Total	$23,092	$41,977	$62,090	$15,268	$142,427

1.	Obligor credit ratings are determined by the Credit Risk Management Department.
2.

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of Market Risk. For a further discussion of our Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A of the 2015 Form 10-K.

At September 30, 2016 and December 31, 2015, the aggregate amount of investment grade loans was $16.6 billion and $15.8 billion, respectively, the aggregate amount of non-investment grade loans was $24.0 billion and $26.9 billion, respectively, and the aggregate amount of unrated loans was $3.3 billion and $4.2 billion, respectively.

Event-Driven Loans and Lending Commitments

$ in billions	At September 30, 2016	At December 31, 2015
Event-driven loans	$4.4	$5.4
Event-driven lending commitments	11.0	17.8
Total	$15.4	$23.2

Event-driven loans and lending commitments to non- investment grade borrowers	$7.9	$13.5

Maturity Profile of Event-driven Loans and Lending Commitments

	At September 30, 2016	At December 31, 2015
Less than 1 year	43%	24%
1-3 years	21%	21%
3-5 years	23%	24%
Over 5 years	13%	31%

At September 30, 2016, approximately 98% of the Institutional Securities business segment loans held for investment were current, while approximately 2% were on nonaccrual status. At December 31, 2015, approximately 99% of the Institutional Securities business segment loans held for investment were current, while approximately 1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Institutional Securities Credit Exposure from Loans and Lending Commitments by Industry

$ in millions	At September 30, 2016	At December 31, 2015
Industry[1]
Real estate	$18,935	$17,847
Healthcare	13,923	12,677
Energy	13,036	15,921
Consumer discretionary	12,494	12,098
Industrials	10,989	10,018
Utilities	9,785	12,631
Consumer staples	7,895	8,597
Information technology	7,708	11,122
Funds, exchanges and other financial services[2]	7,278	11,649
Mortgage finance	6,675	8,260
Materials	6,449	6,440
Telecommunications services	3,879	4,403
Insurance	3,711	4,682
Consumer finance	3,208	977
Special purpose vehicles	1,657	3,482
Other	1,836	1,623
Total	$129,458	$142,427

1.	Industry categories are based on the Global Industry Classification Standard®.
2.	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.

Institutional Securities Lending Exposures Related to the Energy Industry.    At September 30, 2016, Institutional Securities’ loans and lending commitments related to the energy industry were $13.0 billion, of which approximately 66% are accounted for as held for investment and 34% are accounted for as either held for sale or at fair value. Additionally, approximately 56% of the total energy industry loans and lending commitments were to investment grade counterparties. At September 30, 2016, the energy industry portfolio included $1.6 billion in loans and $2.0 billion in lending commitments to Oil and Gas Exploration and Production (“E&P”) companies. The E&P lending commitments were primarily to investment grade counterparties. The E&P loans were to non-investment grade counterparties, which are generally subject to periodic borrowing base reassessments based on the value of

91	September 2016 Form 10-Q

Risk Disclosures

the underlying oil and gas reserves pledged as collateral. In limited situations, we may extend the period related to borrowing base reassessments typically in conjunction with taking certain risk mitigating actions with the borrower. Over the nine months ended September 30, 2016, we increased the allowance for loan and commitment losses on held for investment energy exposures and incurred mark-to-market losses on fair value energy loans. See “Credit Risk—Lending Activities” herein for further information. To the extent commodities prices, or oil prices, remain at quarter-end levels, or deteriorate further, we may incur additional lending losses.

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

Institutional Securities Margin Lending.    In addition to the activities noted above, Institutional Securities provides margin lending, which allows the client to borrow against the value of qualifying securities. At September 30, 2016 and December 31, 2015, the amounts related to margin lending were $15.2 billion and $10.6 billion, respectively, which were classified within Customer and other receivables in the consolidated balance sheets.

Wealth Management Lending Activities.    The principal Wealth Management lending activities include securities-based lending and residential real estate loans.

Securities-based lending provided to our retail clients is primarily conducted through our Portfolio Loan Account (“PLA”) and Liquidity Access Line (“LAL”) platforms which had an outstanding loan balance of $29.1 billion and $24.9 billion at September 30, 2016 and December 31, 2015, respectively. For more information about our securities-based lending and residential real estate loans, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities” in Part II, Item 7A of the 2015 Form 10-K.

For the current quarter, loans and lending commitments associated with the Wealth Management business segment lending activities increased by approximately 7.5%, mainly due to growth in LAL and residential real estate loans.

Wealth Management Lending Activities by Remaining Contractual Maturity

	At September 30, 2016
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$30,410	$1,572	$1,149	$1,071	$34,202
Residential real estate loans	—	—	43	23,565	23,608
Total	$30,410	$1,572	$1,192	$24,636	$57,810
Lending commitments	7,354	302	140	253	8,049
Total loans and lending commitments	$37,764	$1,874	$1,332	$24,889	$65,859

	At December 31, 2015
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$25,975	$1,004	$889	$749	$28,617
Residential real estate loans	—	—	35	20,870	20,905
Total	$25,975	$1,004	$924	$21,619	$49,522
Lending commitments	5,143	286	115	277	5,821
Total loans and lending commitments	$31,118	$1,290	$1,039	$21,896	$55,343

At September 30, 2016 and December 31, 2015, approximately 99.9% of the Wealth Management business segment loans held for investment were current, while approximately 0.1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Wealth Management business segment also provides margin lending to clients and had an outstanding balance of $12.8 billion and $14.7 billion at September 30, 2016 and December 31, 2015, respectively, which were classified within Customer and other receivables in the consolidated balance sheets.

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

September 2016 Form 10-Q	92

Risk Disclosures

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

Credit Derivative Portfolio by Counterparty Type

	At September 30, 2016
	Fair Values[1]			Notionals
$ in millions	Receivable	Payable	Net	Protection Purchased	Protection Sold
Banks and securities firms	$10,396	$11,385	$(989)	$394,746	$352,822
Insurance and other financial institutions	4,247	4,663	(416)	167,281	169,592
Non-financial entities	81	116	(35)	5,563	3,730
Total	$14,724	$16,164	$(1,440)	$567,590	$526,144

	At December 31, 2015
	Fair Values[1]			Notionals
$ in millions	Receivable	Payable	Net	Protection Purchased	Protection Sold
Banks and securities firms	$16,962	$17,295	$(333)	$533,557	$491,267
Insurance and other financial institutions	5,842	6,247	(405)	189,439	194,723
Non-financial entities	115	123	(8)	5,932	3,529
Total	$22,919	$23,665	$(746)	$728,928	$689,519

1.

Our credit default swaps (“CDS”) are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 4% and 3% of receivable fair values and 9% and 6% of payable fair values represented Level 3 amounts at September 30, 2016 and December 31, 2015, respectively (see Note 3 to the consolidated financial statements in Item 1).

The fair values shown in the previous table are before the application of contractual netting or collateral. For additional credit exposure information on our credit derivative portfolio, see Note 4 to the consolidated financial statements in Item 1.

OTC Derivative Products at Fair Value, Net of Collateral, by Industry

$ in millions	At September 30, 2016	At December 31, 2015
Industry[1]
Utilities	$4,456	$3,428
Banks and securities firms	2,897	1,672
Funds, exchanges and other financial services[2]	2,582	2,029
Industrials	1,670	2,304
Regional governments	1,477	1,163
Healthcare	1,335	1,041
Sovereign governments	780	524
Not-for-profit organizations	622	794
Special purpose vehicles	523	718
Consumer discretionary	514	725
Insurance	495	380
Energy	487	396
Consumer staples	412	506
Materials	407	473
Information technology	392	294
Other	360	177
Total[3]	$19,409	$16,624

1.	Industry categories are based on the Global Industry Classification Standard®.
2.	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.
3.	For further information on derivative instruments and hedging activities, see Note 4 to the consolidated financial statements in Item 1.

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

93	September 2016 Form 10-Q

Risk Disclosures

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

Our sovereign exposures consist of financial instruments entered into with sovereign and local governments. Our non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows our 10 largest non-U.S. country risk net exposures at September 30, 2016. Index credit derivatives are included in the country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

September 2016 Form 10-Q	94

Risk Disclosures

Top Ten Country Exposures at September 30, 2016

$ in millions	Net Inventory[1]	Net Counterparty Exposure[2,3]	Loans	Lending Commitments	Exposure Before Hedges	Hedges[4]	Net Exposure[5]
Country
United Kingdom:
Sovereigns	$479	$28	$—	$ —	$507	$(256)	$251
Non-sovereigns	824	10,780	2,476	5,751	19,831	(2,126)	17,705
Total	$1,303	$10,808	$2,476	$5,751	$20,338	$(2,382)	$17,956
Brazil:
Sovereigns	$4,861	$—	$—	$—	$4,861	$(11)	$4,850
Non-sovereigns	70	370	981	35	1,456	(802)	654
Total	$4,931	$370	$981	$35	$6,317	$(813)	$5,504
Japan:
Sovereigns	$1,356	$92	$—	$—	$1,448	$(82)	$1,366
Non-sovereigns	659	2,442	370	—	3,471	(150)	3,321
Total	$2,015	$2,534	$370	$—	$4,919	$(232)	$4,687
France:
Sovereigns	$1,593	$—	$—	$—	$1,593	$—	$1,593
Non-sovereigns	(51)	1,890	179	2,343	4,361	(1,369)	2,992
Total	$1,542	$1,890	$179	$2,343	$5,954	$(1,369)	$4,585
Italy:
Sovereigns	$1,616	$(12)	$—	$—	$1,604	$—	$1,604
Non-sovereigns	159	491	—	783	1,433	(259)	1,174
Total	$1,775	$479	$—	$783	$3,037	$(259)	$2,778
Canada:
Sovereigns	$143	$37	$—	$—	$180	$—	$180
Non-sovereigns	(18)	931	187	1,517	2,617	(345)	2,272
Total	$125	$968	$187	$1,517	$2,797	$(345)	$2,452
Netherlands:
Sovereigns	$4	$—	$—	$—	$4	$(20)	$(16)
Non-sovereigns	442	719	458	1,091	2,710	(371)	2,339
Total	$446	$719	$458	$1,091	$2,714	$(391)	$2,323
Germany:
Sovereigns	$(368)	$325	$—	$—	$(43)	$(1,237)	$(1,280)
Non-sovereigns	76	1,334	279	3,565	5,254	(1,760)	3,494
Total	$(292)	$1,659	$279	$3,565	$5,211	$(2,997)	$2,214
Singapore:
Sovereigns	$1,651	$157	$—	$—	$1,808	$—	$1,808
Non-sovereigns	58	232	39	30	359	—	359
Total	$1,709	$389	$39	$30	$2,167	$—	$2,167
China:
Sovereigns	$189	$347	$—	$—	$536	$(651)	$(115)
Non-sovereigns	921	181	872	257	2,231	(10)	2,221
Total	$1,110	$528	$872	$257	$2,767	$(661)	$2,106

1.

Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, we may transact in these CDS positions to facilitate client trading. At September 30, 2016, gross purchased protection, gross written protection, and net exposures related to single-name and index credit derivatives for those countries were $(117.0) billion, $115.0 billion and $(1.9) billion, respectively. For a further description of the triggers for purchased credit protection and whether those triggers may limit the effectiveness of our hedges, see “Credit Exposure—Derivatives” herein.

2.	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
3.

At September 30, 2016, the benefit of collateral received against counterparty credit exposure was $13.6 billion in Germany, with 99% of collateral consisting of cash and government obligations of France, Belgium and Germany, and $10.7 billion in the U.K. with 97% of collateral consisting of cash and government obligations of the U.K., the U.S. and Italy. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $19.6 billion, with collateral primarily consisting of cash and government obligations of Japan and France. These amounts do not include collateral received on secured financing transactions.

4.

Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for us. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable.

5.	In addition, at September 30, 2016, we had exposure to these countries for overnight deposits with banks of approximately $9.1 billion.

95	September 2016 Form 10-Q

Risk Disclosures

Country Risk Exposure Related to the United Kingdom.    At September 30, 2016, our country risk exposures in the U.K. included net exposures of $17,956 million (shown in the previous table) and overnight deposits of $3,368 million. The $17,705 million (shown in the previous table) of exposures to non-sovereigns were diversified across both names and sectors. Of this exposure, $15,201 million is to investment grade counterparties, with the largest single component ($4,702 million) to exchanges and clearing houses.

Country Risk Exposure Related to Brazil.    At September 30, 2016, our country risk exposures in Brazil included net exposures of $5,504 million (shown in the previous table). Our sovereign net exposures in Brazil were principally in the form of local currency government bonds held onshore to support client activity. The $654 million (shown in the previous table) of exposures to non-sovereigns were diversified across both names and sectors.

Country Risk Exposure Related to China.    At September 30, 2016, our country risk exposures in China included net exposures of $2,106 million (shown in the previous table) and overnight deposits with international banks of $303 million. The $2,221 million (shown in the previous table) of exposures to non-sovereigns were diversified across both names and sectors and were primarily concentrated in high-quality positions with negligible direct exposure to onshore equities.

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

Liquidity and Funding Risk

Liquidity and funding risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating its assets. Liquidity and funding risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity and funding risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Liquidity and Funding Risk” in Part II, Item 7A, of the 2015 Form 10-K.

Legal and Compliance Risk

Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with anti-money laundering and terrorist financing rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Legal and Compliance Risk” in Part II, Item 7A, of the 2015 Form 10-K.

September 2016 Form 10-Q	96

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

97	September 2016 Form 10-Q

Financial Data Supplement (Unaudited) Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2016			2015
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Assets
Interest earning assets
Trading assets[1]:
U.S.	$117,063	$452	1.5%	$99,151	$468	1.9%
Non-U.S.	98,160	74	0.3	107,577	100	0.4
Investment securities:
U.S.	79,948	289	1.4	62,745	211	1.4
Loans:
U.S.	90,628	692	3.0	77,686	552	2.9
Non-U.S.	382	6	6.0	239	8	13.6
Interest bearing deposits with banks:
U.S.	22,327	32	0.7	29,252	20	0.3
Non-U.S.	1,666	(2)	(0.6)	922	9	4.0
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	138,420	(58)	(0.2)	173,622	(119)	(0.3)
Non-U.S.	84,881	(60)	(0.3)	85,061	20	0.1
Customer receivables and Other[3]:
U.S.	48,637	298	2.4	47,779	325	2.8
Non-U.S.	22,162	11	0.2	28,811	(143)	(2.0)
Total	$704,274	$1,734	1.0%	$712,845	$1,451	0.8%
Non-interest earning assets	115,451			114,619
Total assets	$819,725			$827,464

Liabilities and Equity
Interest bearing liabilities
Deposits:
U.S.	$151,485	$7	—%	$141,726	$16	—%
Non-U.S.	1,551	5	1.3	2,962	1	0.1
Short-term borrowings[4]:
U.S.	159	—	0.2	1,300	2	0.6
Non-U.S.	275	(3)	(4.0)	1,078	5	1.9
Long-term borrowings[4]:
U.S.	156,718	808	2.0	152,617	900	2.4
Non-U.S.	9,119	9	0.4	7,343	8	0.4
Trading liabilities[1]:
U.S.	28,217	—	—	30,693	—	—
Non-U.S.	52,606	—	—	55,641	—	—
Securities sold under agreements to repurchase and Securities loaned[5]:
U.S.	33,361	133	1.6	45,559	116	1.0
Non-U.S.	33,487	95	1.1	33,032	138	1.7
Customer payables and Other[6]:
U.S.	123,355	(217)	(0.7)	112,001	(291)	(1.1)
Non-U.S.	60,404	(106)	(0.7)	68,251	(206)	(1.2)
Total	$650,737	$731	0.5	$652,203	$689	0.4
Non-interest bearing liabilities and equity	168,988			175,261
Total liabilities and equity	$819,725			$827,464
Net interest income and net interest rate spread		$1,003	0.5%		$762	0.4%

September 2016 Form 10-Q	98

Financial Data Supplement (Unaudited) Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30,
	2016			2015
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Assets
Interest earning assets
Trading assets[1]:
U.S.	$106,082	$1,426	1.8%	$98,668	$1,414	1.9%
Non-U.S.	96,942	225	0.3	113,321	293	0.3
Investment securities:
U.S.	77,989	762	1.3	68,794	650	1.3
Loans:
U.S.	88,566	2,008	3.0	72,306	1,547	2.9
Non-U.S.	429	18	5.6	253	26	13.7
Interest bearing deposits with banks:
U.S.	26,967	111	0.5	22,450	51	0.3
Non-U.S.	1,362	23	2.3	1,000	23	3.1
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	148,918	(184)	(0.2)	170,895	(454)	(0.4)
Non-U.S.	84,802	(131)	(0.2)	83,061	50	0.1
Customer receivables and Other[3]:
U.S.	47,723	838	2.3	55,778	596	1.4
Non-U.S.	22,209	52	0.3	27,217	125	0.6
Total	$701,989	$5,148	1.0%	$713,743	$4,321	0.8%
Non-interest earning assets	110,603			123,981
Total assets	$812,592			$837,724

Liabilities and Equity
Interest bearing liabilities
Deposits:
U.S.	$153,501	$33	—%	$136,128	$48	—%
Non-U.S.	2,097	15	1.0	2,092	3	0.2
Short-term borrowings[4]:
U.S.	489	1	0.2	1,195	3	0.3
Non-U.S.	490	11	3.1	1,127	13	1.5
Long-term borrowings[4]:
U.S.	154,293	2,594	2.2	150,227	2,723	2.4
Non-U.S.	8,202	27	0.4	7,686	26	0.5
Trading liabilities[1]:
U.S.	30,405	—	—	29,551	—	—
Non-U.S.	50,862	—	—	54,176	—	—
Securities sold under agreements to repurchase and Securities loaned[5]:
U.S.	32,183	424	1.8	58,306	341	0.8
Non-U.S.	29,970	337	1.5	34,941	456	1.7
Customer payables and Other[6]:
U.S.	124,000	(826)	(0.9)	115,150	(1,154)	(1.3)
Non-U.S.	60,402	(283)	(0.6)	63,739	(194)	(0.4)
Total	$646,894	$2,333	0.5	$654,318	$2,265	0.5
Non-interest bearing liabilities and equity	165,698			183,406
Total liabilities and equity	$812,592			$837,724
Net interest income and net interest rate spread		$2,815	0.5%		$2,056	0.3%

1.	Interest expense on Trading liabilities is reported as a reduction to Interest income on Trading assets.
2.	Includes fees paid on Securities borrowed.
3.	Includes interest from customer receivables and other interest earning assets.
4.

The Firm also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 3 to the consolidated financial statements in Item 1).

5.	Includes fees received on Securities loaned.
6.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

99	September 2016 Form 10-Q

Financial Data Supplement (Unaudited) Rate/Volume Analysis

Effect of Net Interest Income of Volume and Rate Changes

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	versus Three Months Ended September 30, 2015			versus Nine Months Ended September 30, 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
$ in millions	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets
Trading Assets:
U.S.	$85	$(101)	$(16)	$106	$(94)	$12
Non-U.S.	(9)	(17)	(26)	(42)	(26)	(68)
Investment securities:
U.S.	58	20	78	87	25	112
Loans:
U.S.	92	48	140	348	113	461
Non-U.S.	5	(7)	(2)	18	(26)	(8)
Interest bearing deposits with banks:
U.S.	(5)	17	12	10	50	60
Non-U.S.	7	(18)	(11)	8	(8)	—
Securities purchased under agreements to resell and Securities borrowed:
U.S.	24	37	61	58	212	270
Non-U.S.	—	(80)	(80)	1	(182)	(181)
Customer receivables and Other:
U.S.	6	(33)	(27)	(86)	328	242
Non-U.S.	33	121	154	(23)	(50)	(73)
Change in interest income	$296	$(13)	$283	$485	$342	$827
Interest bearing liabilities
Deposits:
U.S.	$1	$(10)	$(9)	$6	$(21)	$(15)
Non-U.S.	—	4	4	—	12	12
Short-term borrowings:
U.S.	(2)	—	(2)	(2)	—	(2)
Non-U.S.	(4)	(4)	(8)	(7)	5	(2)
Long-term borrowings:
U.S.	24	(116)	(92)	74	(203)	(129)
Non-U.S.	2	(1)	1	2	(1)	1
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(31)	48	17	(153)	236	83
Non-U.S.	2	(45)	(43)	(65)	(54)	(119)
Customer payables and Other:
U.S.	(29)	103	74	(89)	417	328
Non-U.S.	24	76	100	10	(99)	(89)
Change in interest expense	$(13)	$55	$42	$(224)	$292	$68
Change in net interest income	$309	$(68)	$241	$709	$50	$759

September 2016 Form 10-Q	100

Part II—Other Information

Item 1. Legal Proceedings

The following new matters and developments have occurred since previously reporting certain matters in Morgan Stanley’s (the “Firm’s”) Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the “First Quarter Form 10-Q”), and the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (the “Second Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K and Part II, Item 1 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matters

Civil Litigation

On August 11, 2016, the Appellate Division, First Department reversed in part the trial court’s granting of the Firm’s motion to dismiss in Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. On September 9, 2016, the Firm filed a motion for reargument or, in the alternative, leave to appeal that decision.

On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint in IKB International S.A. in Liquidation et al. v. Morgan Stanley et al.

On August 16, 2016, the Firm moved for summary judgment and the plaintiffs moved for partial summary judgment in Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc.

On September 15, 2016, the New York Court of Appeals denied the plaintiff’s motion for leave to appeal in Dexia SA/NV, et al. v. Morgan Stanley, et al.

On September 21, 2016, the Firm filed a motion for summary judgment in Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities, Inc., et al.

On September 30, 2016, the court in California v. Morgan Stanley, et al. granted the Firm’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint.

Commercial Mortgage Related Matter

In The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a trial has been set for February 13, 2017.

Currency Related Matters

Class Action Litigation

On September 20, 2016, the court in In Re Foreign Exchange Benchmark Rates Antitrust Litigation granted in part and denied in part the Firm’s motion to dismiss the amended complaint.

On September 29, 2016, a purported antitrust action was filed on behalf of indirect foreign exchange purchasers in the United States District Court for the Southern District of New York. The action, styled Baker v. Bank of America et al., names the Firm and 15 other foreign exchange dealers as defendants, and asserts claims under state antitrust and consumer protection laws.

101	September 2016 Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the quarterly period ended September 30, 2016.

Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (July 1, 2016-July 31, 2016)
Share Repurchase Program[2]	5,800,000	$28.96	5,800,000	$3,332
Employee transactions[3]	961,220	$28.60	—	—

Month #2 (August 1, 2016-August 31, 2016)
Share Repurchase Program[2]	22,510,000	$29.43	22,510,000	$2,670
Employee transactions[3]	37,638	$29.11	—	—

Month #3 (September 1, 2016-September 30, 2016)
Share Repurchase Program[2]	13,189,153	$31.82	13,189,153	$2,250
Employee transactions[3]	22,604	$31.60	—	—

Quarter ended at September 30, 2016
Share Repurchase Program[2]	41,499,153	$30.12	41,499,153	$2,250
Employee transactions[3]	1,021,462	$28.68	—	—

1.

Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.

2.

The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Firm are subject to regulatory approval. In June 2016, the Firm received a conditional non-objection from the Federal Reserve to its 2016 capital plan, which included a share repurchase of up to $3.5 billion of the Firm’s outstanding common stock during the period beginning July 1, 2016 through June 30, 2017. During the quarter ended September 30, 2016, the Firm repurchased approximately $1.25 billion of the Firm’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.

3.	Includes shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards and the exercise of stock options granted under the Firm’s stock-based compensation plans.

Item 5. Other Information

On October 28, 2016, the Firm announced that James A. Rosenthal, Executive Vice President and Chief Operating Officer of the Firm, would be leaving his position at the end of 2016. Mr. Rosenthal will remain in his position through December 31, 2016, and will remain an employee of the Firm in the role of senior advisor through his anticipated termination date of July 31, 2017. The Firm’s Board of Directors approved the following material terms of a separation and release agreement with Mr. Rosenthal: Mr. Rosenthal’s discretionary bonus compensation with respect to 2016 will be comprised of a mix of current cash bonus, a deferred cash incentive compensation award and a deferred equity incentive compensation award in the form of restricted stock units; Mr. Rosenthal’s outstanding deferred cash and equity awards will not be modified and, in accordance with the award terms, such awards will vest on his date of termination and will be subject to specified cancellation and clawback provisions until the applicable scheduled distribution or conversion date, and any stock options will remain outstanding and exercisable until the expiration of the original option term; if the Firm agrees to accelerate Mr. Rosenthal’s termination date, then he will receive the base remuneration that he would have been paid through July 31, 2017; Mr. Rosenthal will have continued access to office space and administrative support, and continued access to his primary care physician under the Firm’s Executive Health Program, through December 31, 2017; Mr. Rosenthal will remain subject to certain customary covenants in the agreement through December 31, 2017; and the agreement will have a general release and waiver of claims in favor of the Firm.

Item 6. Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

September 2016 Form 10-Q	102

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/S/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/S/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer

Date: November 2, 2016

103	September 2016 Form 10-Q

Exhibit Index

Morgan Stanley

Quarter Ended September 30, 2016

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated November 2, 2016, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Income—Three Months and Nine Months Ended September 30, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income—Three Months and Nine Months Ended September 30, 2016 and 2015, (iii) the Consolidated Balance Sheets—September 30, 2016 and December 31, 2015, (iv) the Consolidated Statements of Changes in Total Equity—Nine Months Ended September 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements (unaudited).

E-1