Form 10-Q
period 2017-03-31
MORGAN STANLEY
filed 2017-05-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, there were 1,849,782,135 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2017

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

Financial Information

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

A description of the clients and principal products and services of each of our business segments is as follows:

Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions, and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing and market-making activities in equity and fixed income products, including prime brokerage services, global macro, credit and commodities products. Lending services include originating and/or purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending, financing extended to equities and commodities customers, and loans to municipalities. Other services include investment and research activities.

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

The results of operations in the past have been, and in the future may continue to be, materially affected by competition; risk factors; and legislative, legal and regulatory developments; as well as other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements” immediately preceding Part I, Item 1, “Business—Competition” and “Business—Supervision and Regulation” in Part I, Item 1, “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and “Liquidity and Capital Resources—Regulatory Requirements” herein.

1	March 2017 Form 10-Q

Management’s Discussion and Analysis

Executive Summary

Overview of Financial Results

Consolidated Results

Net Revenues

($ in millions)

Net Income Applicable to Morgan Stanley

($ in millions)

Earnings per Common Share1

1.	For the calculation of basic and diluted earnings per common share, see Note 15 to the consolidated financial statements.
•

We reported net revenues of $9,745 million in the quarter ended March 31, 2017 (“current quarter,” or “1Q 2017”), compared with $7,792 million in the quarter ended March 31, 2016 (“prior year quarter,” or “1Q 2016”). For the current quarter, net income applicable to Morgan Stanley was $1,930 million, or $1.00 per diluted common share, compared with $1,134 million, or $0.55 per diluted common share, in the prior year quarter.

•	Results for the current quarter included a recurring-type of discrete tax benefit of $112 million associated with the accounting update related to employee share-based payments.

Non-interest Expenses

($ in millions)

•

Compensation and benefits expenses of $4,466 million in the current quarter increased 21% from $3,683 million in the prior year quarter, primarily due to increases in discretionary incentive compensation driven mainly by higher revenues and increases in the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses were $2,471 million in the current quarter compared with $2,371 million in the prior year quarter, representing a 4% increase, primarily as a result of higher litigation costs and volume-driven expenses.

March 2017 Form 10-Q	2

Management’s Discussion and Analysis

Return on Average Common Equity

•

The annualized return on average common equity (“ROE”) was 10.7% in the current quarter compared with 6.2% in the prior year quarter (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

Business Segment Results

Net Revenues by Segment1, 2

($ in millions)

Net Income Applicable to Morgan Stanley by Segment2, 3

($ in millions)

1.	The total amount of Net Revenues by Segment also includes intersegment eliminations of $(74) million and $(67) million in the current quarter and prior year quarter, respectively.
2.

The percentages on the sides of the charts represent the contribution of each business segment to the total. Amounts do not necessarily total to 100% due to intersegment eliminations, where applicable.

3.	The total amount of Net Income Applicable to Morgan Stanley by Segment also includes intersegment eliminations of $2 million in the current quarter.

•

Institutional Securities net revenues of $5,152 million in the current quarter increased 39% compared with $3,714 million in the prior year quarter, primarily as a result of higher sales and trading and Investment banking revenues.

•

Wealth Management net revenues of $4,058 million in the current quarter increased 11% from $3,668 million in the prior year quarter, primarily as a result of growth in Net interest income and higher transactional and asset management fee revenues.

•

Investment Management net revenues of $609 million in the current quarter increased 28% from $477 million in the prior year quarter, primarily driven by investment gains in certain private equity and real estate funds compared with losses in the prior year quarter.

Net Revenues by Region1

($ in millions)

EMEA—Europe, Middle East and Africa

1.	For a discussion of how the geographic breakdown for net revenues is determined, see Note 21 to the consolidated financial statements in Item 8 of the 2016 Form 10-K.

3	March 2017 Form 10-Q

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended March 31,
$ in millions	2017	2016
Income from continuing operations applicable to Morgan Stanley	$1,952	$1,137
Income (loss) from discontinued operations applicable to Morgan Stanley	(22)	(3)
Net income applicable to Morgan Stanley	1,930	1,134
Preferred stock dividends and other	90	79
Earnings applicable to Morgan Stanley common shareholders	$1,840	$1,055
Effective income tax rate from continuing operations	29.0%	33.3%

	At March 31, 2017	At December 31, 2016
Capital ratios (Transitional—Advanced)[1]
Common Equity Tier 1 capital ratio	17.4%	16.9%
Tier 1 capital ratio	19.9%	19.0%
Total capital ratio	22.9%	22.0%
Capital ratios (Transitional—Standardized)[1]
Tier 1 leverage ratio[2]	8.5%	8.4%

in millions, except per share amounts	At March 31, 2017	At December 31, 2016
Loans[3]	$95,953	$94,248
Total assets	$832,391	$814,949
Global Liquidity Reserve[4]	$197,647	$202,297
Deposits	$152,109	$155,863
Long-term borrowings	$172,688	$164,775
Common shareholders’ equity	$69,404	$68,530
Common shares outstanding	1,852	1,852
Book value per common share[5]	$37.48	$36.99
Worldwide employees	55,607	55,311

1.	For a discussion of our regulatory capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
2.	See Note 13 to the consolidated financial statements for information on the Tier 1 leverage ratio.
3.

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the consolidated balance sheets (see Note 7 to the consolidated financial statements).

4.

For a discussion of Global Liquidity Reserve, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2016 Form 10-K.

5.	Book value per common share equals common shareholders’ equity divided by common shares outstanding.

Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information

We prepare our consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”). From time to time, we may disclose certain “non-GAAP financial measures” in this document, or in the course of our earnings releases, earnings and other conference calls, financial presentations, definitive proxy statement and otherwise. A “non-GAAP financial measure” excludes, or includes, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures disclosed by us are provided as additional information to investors and analysts in order to provide them with further transparency about, or as an alternative method for assessing, our financial condition, operating results or prospective regulatory capital requirements. These measures are not in accordance with, or a substitute for, U.S. GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever we refer to a non-GAAP financial measure, we will also generally define it or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the U.S. GAAP financial measure and the non-GAAP financial measure.

The principal non-GAAP financial measures presented in this document are set forth below.

Non-GAAP Financial Measures by Business Segment

	Three Months Ended March 31,
$ in billions	2017	2016
Pre-tax profit margin[1]
Institutional Securities	34%	24%
Wealth Management	24%	21%
Investment Management	17%	9%
Consolidated	29%	22%
Average common equity[2]
Institutional Securities	$40.2	$43.2
Wealth Management	17.2	15.3
Investment Management	2.4	2.8
Parent Company	9.2	6.9
Consolidated average common equity	$69.0	$68.2
Return on average common equity[2]
Institutional Securities	11.4%	4.9%
Wealth Management	14.6%	12.6%
Investment Management	11.1%	6.9%
Consolidated	10.7%	6.2%

March 2017 Form 10-Q	4

Management’s Discussion and Analysis

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended March 31,
$ in millions, except per share data	2017	2016
Net income applicable to Morgan Stanley
U.S. GAAP	$1,930	$1,134
Impact of discrete tax provision[3]	14	—
Net income applicable to Morgan Stanley, excluding discrete tax provision—non-GAAP[4]	$1,944	$1,134
Earnings per diluted common share
U.S. GAAP	$1.00	$0.55
Impact of discrete tax provision[3]	0.01	—
Earnings per diluted common share, excluding discrete tax provision—non-GAAP[4]	$1.01	$0.55
Effective income tax rate
U.S. GAAP	29.0%	33.3%
Impact of discrete tax provision[3]	(0.5)%	—
Effective income tax rate from continuing operations, excluding discrete tax provision—non-GAAP[4]	28.5%	33.3%

1.

Pre-tax profit margin is a non-GAAP financial measure that we consider to be a useful measure to us, investors and analysts to assess operating performance and represents income from continuing operations before income taxes as a percentage of net revenues.

2.

Average common equity and return on average common equity are non-GAAP financial measures we consider to be useful measures to us, investors and analysts to assess capital adequacy and to allow better comparability of period-to-period operating performance. Average common equity for each business segment is determined at the beginning of each year using our Required Capital framework, an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein) and will remain fixed throughout the year until the next annual reset. Each business segment’s return on average common equity equals annualized net income applicable to Morgan Stanley less an allocation of preferred dividends as a percentage of average common equity for that segment. Consolidated return on average common equity equals annualized consolidated net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity.

3.

Beginning in 2017, with the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting, the income tax consequences related to share-based payments are required to be recognized in Provision for income taxes in the consolidated income statements, and treated as a discrete item, upon the conversion of employee share-based awards. The impact of the income tax consequences upon conversion of the awards may be either a benefit or a provision. Conversion of employee share-based awards to Firm shares will primarily occur in the first quarter of each year. The above exclusion calculations for net income applicable to Morgan Stanley, earnings per diluted common share and effective income tax rate have not been adjusted for these income tax consequences as we anticipate conversion activity each quarter. See Note 2 to the consolidated financial statements for information on the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting. For further information on the discrete tax provision, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

4.

Net income applicable to Morgan Stanley, excluding discrete tax provision, earnings per diluted common share, excluding discrete tax provision and effective income tax rate from continuing operations, excluding discrete tax provision, are non-GAAP financial measures we consider to be useful measures to us, investors and analysts to allow better comparability of period-to-period operating performance.

Consolidated Non-GAAP Financial Measures

	Three Months Ended March 31,
$ in billions	2017	2016
Average common equity[1,3,4,5]
Unadjusted	$69.0	$68.2
Excluding DVA	69.6	68.3
Excluding DVA and discrete tax provision	69.6	68.3

Return on average common equity[1,2,3,4]
Unadjusted	10.7%	6.2%
Excluding DVA	10.6%	6.2%
Excluding DVA and discrete tax provision	10.7%	6.2%

Average tangible common equity[1,3,4,5]
Unadjusted	$59.7	$58.7
Excluding DVA	60.3	58.8
Excluding DVA and discrete tax provision	60.3	58.8

Return on average tangible common equity[1,2,3,4]
Unadjusted	12.3%	7.2%
Excluding DVA	12.2%	7.2%
Excluding DVA and discrete tax provision	12.3%	7.2%

Expense efficiency ratio[1,6]	71.2%	77.7%

	At March 31, 2017	At December 31, 2016
Tangible book value per common share[1,7]	$32.49	$31.98

DVA—Debt valuation adjustment represents the change in the fair value resulting from fluctuations in our credit spreads and other credit factors related to liabilities carried at fair value under the fair value option, primarily certain Long-term and Short-term borrowings.

1.

The average common equity, return on average common equity, average tangible common equity, return on average tangible common equity, the expense efficiency ratio and the tangible book value per common share measures set forth in this table are all non-GAAP financial measures we consider to be useful measures to us, investors and analysts to assess capital adequacy and to allow better comparability of period-to-period operating performance. For a discussion of tangible common equity, see “Liquidity and Capital Resources—Tangible Equity” herein.

2.

Return on average common equity equals annualized consolidated net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. Return on average tangible common equity equals annualized net income applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity.

3.	When excluding DVA, it is only excluded from the denominator. When excluding the discrete tax provision, both the numerator and denominator are adjusted to exclude that item.
4.

The calculation used in determining the Firm’s “ROE Target” is return on average common equity excluding DVA and discrete tax items as set forth above. Beginning in 2017, with the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting, the income tax consequences related to share-based payments are required to be recognized in Provision for income taxes in the consolidated income statements, and treated as a discrete item, upon the conversion of employee share-based awards. The impact of the income tax consequences upon conversion of the awards may be either a benefit or a provision. Conversion of employee share-based awards to Firm shares will primarily occur in the first quarter of each year. The above exclusion calculations for returns on average common equity and tangible common equity have not been adjusted for these income tax consequences as we anticipate conversion activity each quarter. See Note 2 to the consolidated financial statements for information on the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting.

5.	The impact of DVA on average common equity and average tangible common equity was approximately $(584) million and $(144) million in the current quarter and prior year quarter, respectively.
6.	The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.

7. Tangible book value per common share equals tangible common equity of $60,175 million at March 31, 2017 and $59,234 million at December 31, 2016 divided by common shares outstanding of 1,852 million at both March 31, 2017 and December 31, 2016.

5	March 2017 Form 10-Q

Management’s Discussion and Analysis

Return on Equity Target

We have an ROE Target of 9% to 11% to be achieved by 2017. Our ROE Target and the related strategies and goals are forward-looking statements that may be materially affected by many factors, including, among other things: macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; legal expenses and the ability to reduce expenses in general; capital levels; and discrete tax items. For further information on our ROE Target and related assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Return on Equity Target” in Part II, Item 7 of the 2016 Form 10-K.

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

Net Revenues, Compensation Expense and Income Taxes

For discussions of our net revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Net Revenues” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Net Revenues by Segment” in Part II, Item 7 of the 2016 Form 10-K. For a discussion of our compensation expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Compensation Expense” in Part II, Item 7 of the 2016 Form 10-K. For a discussion of our Income Tax expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Income Taxes” in Part II, Item 7 of the 2016 Form 10-K.

March 2017 Form 10-Q	6

Management’s Discussion and Analysis

Institutional Securities

Income Statement Information

	Three Months Ended March 31,
$ in millions	2017	2016	% Change
Revenues
Investment banking	$1,417	$990	43%
Trading	3,012	1,891	59%
Investments	66	32	106%
Commissions and fees	620	655	(5)%
Asset management, distribution and administration fees	91	73	25%
Other	173	4	N/	M
Total non-interest revenues	5,379	3,645	48%
Interest income	1,124	1,053	7%
Interest expense	1,351	984	37%
Net interest	(227)	69	N/	M
Net revenues	5,152	3,714	39%
Compensation and benefits	1,870	1,382	35%
Non-compensation expenses	1,552	1,424	9%
Total non-interest expenses	3,422	2,806	22%
Income from continuing operations before income taxes	1,730	908	91%
Provision for income taxes	459	275	67%
Income from continuing operations	1,271	633	101%
Income (loss) from discontinued operations, net of income taxes	(22)	(3)	N/	M
Net income	1,249	630	98%
Net income applicable to noncontrolling interests	35	39	(10)%
Net income applicable to Morgan Stanley	$1,214	$591	105%

N/M—Not Meaningful

Investment Banking

Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2017	2016	% Change
Advisory	$496	$591	(16)%
Underwriting revenues:
Equity	390	160	144%
Fixed income	531	239	122%
Total underwriting	921	399	131%
Total investment banking	$1,417	$990	43%

Investment Banking Volumes

	Three Months Ended March 31,
$ in billions	2017[1]	2016[1]
Completed mergers and acquisitions[2]	$150	$297
Equity and equity-related offerings[3]	10	7
Fixed income offerings[4]	71	51

1.

Source: Thomson Reuters, data at April 3, 2017. Completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

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

Investment banking revenues of $1,417 million in the current quarter increased 43% from the prior year quarter due to higher underwriting revenues, partially offset by a decrease in advisory revenues in the current quarter.

•

Advisory revenues decreased reflecting the lower levels of global completed merger, acquisition and restructuring transactions (“M&A”) activity (see Investment Banking Volumes table), partially offset by higher fee realization.

•

Equity underwriting revenues increased as a result of higher global market volumes in both initial public offerings and follow-on offerings (see Investment Banking Volumes table), as well as higher fee realization. Fixed income underwriting revenues increased in the current quarter, primarily due to higher bond and non-investment grade loan fees.

Sales and Trading Net Revenues

By Income Statement Line Item

	Three Months Ended March 31,
$ in millions	2017	2016	% Change
Trading	$3,012	$1,891	59%
Commissions and fees	620	655	(5)%
Asset management, distribution and administration fees	91	73	25%
Net interest	(227)	69	N/	M
Total	$3,496	$2,688	30%

N/M—Not Meaningful

7	March 2017 Form 10-Q

Management’s Discussion and Analysis

By Business

	Three Months Ended March 31,
$ in millions	2017	2016
Equity	$2,016	$2,056
Fixed income	1,714	873
Other	(234)	(241)
Total	$3,496	$2,688

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

Equities—Execution services. We make markets for our clients in equity-related securities and derivative products, including providing liquidity and hedging products. A significant portion of the results for this business is generated by commissions and fees from executing and clearing client transactions on major stock and derivative exchanges as well as from over-the-counter (“OTC”) transactions. Market-making also generates gains and losses on inventory, which are reflected in Trading revenues.

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

•

Credit products.    We make markets in credit-sensitive products, such as corporate bonds and mortgage securities and other securitized products, and related derivative instruments. The values of positions in this business are sensitive to changes in credit spreads and interest rates, which result in gains and losses reflected in Trading revenues. Due to the amount and type of the interest-bearing securities and loans making up this business, a significant portion of the results is also reflected in Net interest revenues.

•	Commodities products. We make markets in various commodity products related primarily to electricity, natural gas, oil, and precious metals, with the results primarily reflected in Trading revenues.

Sales and Trading Net Revenues—Equity and Fixed Income

	Three Months Ended March 31, 2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$931	$89	$(188)	$832
Execution services	664	568	(48)	1,184
Total Equity	$1,595	$657	$(236)	$2,016
Total Fixed Income	$1,598	$54	$62	$1,714

	Three Months Ended
	March 31, 2016
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$886	$86	$40	$1,012
Execution services	509	600	(65)	1,044
Total Equity	$1,395	$686	$(25)	$2,056
Total Fixed Income	$555	$40	$278	$873

1.	Includes Commissions and fees and Asset management, distribution and administration fees.
2.	Funding costs are allocated to the businesses based on funding usage and are included in Net interest.

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

For additional information on total Trading revenues, see the table “Trading Revenues by Product Type” in Note 4 to the consolidated financial statements.

Equity

Equity sales and trading net revenues of $2,016 million in the current quarter were lower than the prior year quarter, reflecting lower results in our financing businesses driven by higher funding costs, partially offset by strong results in our execution services revenues.

•	Financing revenues decreased 18% from the prior year quarter as Net interest revenues declined from higher net

March 2017 Form 10-Q	8

Management’s Discussion and Analysis

interest costs, reflecting increased liquidity requirements, and an increased proportion of lower spread transactions.

•

Execution services increased 13% from the prior year quarter, primarily reflecting improved results in Trading revenues due to a lower volatility environment compared with the prior year quarter when increased volatility resulted in inventory losses. This was partially offset by lower fees in cash products driven by reduced market volumes.

Fixed Income

Fixed income net revenues of $1,714 million in the current quarter were 96% higher than the prior year quarter, driven by an increase in Trading revenues reflecting strong performance across products and regions on improved market conditions.

•

Credit products increased due to a more favorable credit environment in the current quarter compared with the widening spread environment in the prior year quarter that resulted in inventory losses. This was partially offset by a lower level of interest realized in securitized products in the current quarter.

•

Global macro products increased due to a more favorable environment across products compared with the prior year quarter when results were impacted by inventory losses. This was partially offset by higher interest costs in the current quarter which were impacted by interest products inventory management.

•	Commodities products increased due to increased structured transactions and customer flow in electricity and natural gas products and an improved credit environment.

Investments, Other Revenues, Non-interest Expenses and Other Items

Investments

•

Net investment gains of $66 million in the current quarter increased from the prior year quarter, primarily as a result of gains on investments associated with our compensation plans compared with losses in the prior year quarter.

Other

•

Other revenues of $173 million in the current quarter increased from the prior year quarter, primarily reflecting mark-to-market gains on loans held for sale in the current quarter compared with mark-to-market losses in the prior year quarter and a decrease in the provision on loans held for investment.

Non-interest Expenses

Non-interest expenses of $3,422 million in the current quarter increased from the prior year quarter, primarily reflecting a 35% increase in Compensation and benefits expenses and a 9% increase in Non-compensation expenses in the current quarter.

•

Compensation and benefits expenses increased in the current quarter, primarily due to increases in discretionary incentive compensation driven mainly by higher revenues and the fair value of investments to which certain deferred compensation plans are referenced.

•	Non-compensation expenses increased in the current quarter, primarily due to higher litigation costs and Brokerage, clearing and exchange fees expense due to higher volumes.

9	March 2017 Form 10-Q

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended March 31,		% Change
$ in millions	2017	2016[1]
Revenues
Investment banking	$145	$121	20%
Trading	238	194	23%
Investments	1	(2)	150%
Commissions and fees	440	412	7%
Asset management, distribution and administration fees	2,184	2,054	6%
Other	56	58	(3)%
Total non-interest revenues	3,064	2,837	8%
Interest income	1,079	914	18%
Interest expense	85	83	2%
Net interest	994	831	20%
Net revenues	4,058	3,668	11%
Compensation and benefits	2,317	2,088	11%
Non-compensation expenses	768	794	(3)%
Total non-interest expenses	3,085	2,882	7%
Income from continuing operations before income taxes	973	786	24%
Provision for income taxes	326	293	11%
Net income applicable to Morgan Stanley	$647	$493	31%

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

Statistical Data

Financial Information and Statistical Data

$ in billions	At March 31, 2017	At December 31, 2016
Client assets	$2,187	$2,103
Fee-based client assets[1]	$927	$877
Fee-based client assets as a percentage of total client assets	42%	42%
Client liabilities[2]	$74	$73
Bank deposit program	$149	$153
Investment securities portfolio	$62.6	$63.9
Loans and lending commitments	$70.3	$68.7
Wealth Management representatives	15,777	15,763

	Three Months Ended March 31,
	2017	2016
Annualized revenues per representative
(dollars in thousands)[3]	$1,029	$923
Client assets per representative
(dollars in millions)[4]	$139	$126
Fee-based asset flows[5]
(dollars in billions)	$18.8	$5.9

1.	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.
3.	Annualized revenues per representative equal Wealth Management’s annualized revenues divided by the average representative headcount.
4.	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
5.	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude institutional cash management-related activity.

Transactional Revenues

	Three Months Ended March 31,		% Change
$ in millions	2017	2016
Investment banking	$145	$121	20%
Trading	238	194	23%
Commissions and fees	440	412	7%
Total	$823	$727	13%

March 2017 Form 10-Q	10

Management’s Discussion and Analysis

Net Revenues

Transactional Revenues

Transactional revenues of $823 million in the current quarter increased 13% from the prior year quarter primarily reflecting higher revenues related to investments associated with certain employee deferred compensation plans.

•

Investment banking revenues increased in the current quarter due to higher revenues from the distribution of structured products and equities, partially offset by lower preferred stock underwriting activity.

•

Trading revenues increased in the current quarter primarily due to gains related to investments associated with certain employee deferred compensation plans, partially offset by decreases from the Fixed Income Integration.

•	Commissions and fees increased in the current quarter primarily related to the Fixed Income Integration and to higher equities activity, partially offset by lower annuity product revenues.

Asset Management

•

Asset management, distribution and administration fees of $2,184 million in the current quarter increased 6% from the prior year quarter primarily due to market appreciation and positive flows, partially offset by lower average client fee rates. See “Fee-Based Client Assets Activity and Average Fee Rate by Account Type” herein.

Net Interest

•	Net interest of $994 million in the current quarter increased 20% from the prior year quarter primarily due to higher loan balances and higher interest rates.

Non-interest Expenses

Non-interest expenses of $3,085 million in the current quarter increased 7% from the prior year quarter.

•

Compensation and benefits expenses increased in the current quarter primarily due to higher revenues and increases in the fair value of investments to which certain deferred compensation plans are referenced.

•	Non-compensation expenses decreased in the current quarter primarily due to lower professional service costs.

Fee-Based Client Assets Activity and Average Fee Rate by Account Type

For a description of fee-based client assets, including descriptions for the fee based client asset types and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets Activity and Average Fee Rate by Account Type” in Part II, Item 7 of the 2016 Form 10-K.

	At December 31, 2016	Inflows	Outflows	Market Impact	At March 31, 2017	Average for the Three Months Ended March 31, 2017
$ in billions, Fee Rate in bps						Fee Rate[1]

Separately managed accounts[2,3]	$222	$9	$(5)	$4	$230	16
Unified managed accounts[3]	204	13	(9)	9	217	100
Mutual fund advisory	21	—	(1)	1	21	120
Representative as advisor	125	10	(7)	5	133	86
Representative as portfolio manager	285	20	(11)	11	305	98
Subtotal	$857	$52	$(33)	$30	$906	77
Cash management	20	3	(2)	—	21	6
Total fee-based client assets	$877	$55	$(35)	$30	$927	75

11	March 2017 Form 10-Q

Management’s Discussion and Analysis

	At December 31, 2015	Inflows	Outflows	Market Impact	At March 31, 2016	Average for the Three Months Ended March 31, 2016
$ in billions, Fee Rate in bps						Fee Rate[1]

Separately managed accounts[2]	$283	$9	$(10)	$(4)	$278	37
Unified managed accounts	105	10	(5)	2	112	109
Mutual fund advisory	25	—	(1)	—	24	121
Representative as advisor	115	6	(7)	—	114	87
Representative as portfolio manager	252	15	(11)	(1)	255	102
Subtotal	$780	$40	$(34)	$(3)	$783	78
Cash management	15	2	(2)	—	15	6
Total fee-based client assets	$795	$42	$(36)	$(3)	$798	77

bps—Basis points

1.	Certain data enhancements during the current quarter resulted in a modification to the “Fee Rate” calculations. Prior periods have been restated to reflect the revised calculations.
2.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
3.

 A shift in client assets of approximately $66 billion in the fourth quarter of 2016 from separately managed accounts to unified managed accounts resulted in a  lower average fee rate for those platforms but did not impact the average fee rate for total fee-based client assets.

March 2017 Form 10-Q	12

Management’s Discussion and Analysis

Investment Management

	Three Months Ended March 31,
$ in millions	2017	2016	% Change
Revenues
Investment banking	$—	$1	(100)%
Trading	(11)	(10)	(10)%
Investments	98	(64)	N	/M
Commissions and fees	—	3	(100)%
Asset management, distribution and administration fees	517	526	(2)%
Other	4	22	(82)%
Total non-interest revenues	608	478	27%
Interest income	1	1	—
Interest expense	—	2	(100)%
Net interest	1	(1)	200%
Net revenues	609	477	28%
Compensation and benefits	279	213	31%
Non-compensation expenses	227	220	3%
Total non-interest expenses	506	433	17%
Income from continuing operations before income taxes	103	44	134%
Provision for income taxes	30	10	200%
Net income	73	34	115%
Net income (loss) applicable to noncontrolling interests	6	(16)	138%
Net income applicable to Morgan Stanley	$67	$50	34%

N/M—Not Meaningful

Net Revenues

Investments

•	Investments gains of $98 million in the current quarter increased from the prior year quarter primarily driven by gains in certain private equity and real estate funds compared with losses in the prior year quarter.

Asset Management, Distribution and Administration Fees

•

Asset management, distribution and administration fees of $517 million in the current quarter decreased 2% from the prior year quarter primarily reflecting higher management fees in the prior year quarter from the completion of certain fund raisings in alternative/other products. This decrease was partially offset by higher fee rates and higher average assets under management or supervision (“AUM”) for the other product areas in the current quarter (see “AUM and Average Fee Rate by Asset Class” herein).

Non-interest Expenses

Non-interest expenses of $506 million in the current quarter increased 17% from the prior year quarter, primarily due to higher Compensation and benefits expenses.

•	Compensation and benefits expenses increased in the current quarter primarily due to an increase in deferred compensation associated with carried interest.

•	Non-compensation expenses increased, primarily due to higher brokerage clearing and exchange fees, partially offset by lower professional service fees.

Assets Under Management or Supervision

Effective in the second quarter of 2016, the presentation of AUM for Investment Management has been revised to better align asset classes with its present organizational structure. All prior period information has been recast in the new format.

13	March 2017 Form 10-Q

Management’s Discussion and Analysis

AUM and Average Fee Rate by Asset Class

For a description of the rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in Part II, Item 7 of the 2016 Form 10-K.

	At December 31, 2016	Inflows	Outflows	Market Impact	Other[1]	At March 31, 2017	Average for the Three Months Ended March 31, 2017
$ in billions, Fee Rate in bps							Total AUM	Fee Rate

Equity	$79	$5	$(5)	$8	$—	$87	$83	74
Fixed income	60	5	(5)	1	1	62	62	33
Liquidity	163	328	(338)	—	—	153	157	18
Alternative / Other products	115	7	(4)	1	—	119	117	71
Total assets under management or supervision	$417	$345	$(352)	$10	$1	$421	$419	46
Shares of minority stake assets	8					7	7

	At December 31, 2015	Inflows	Outflows	Market Impact	Other[1]	At March 31, 2016	Average for the Three Months Ended March 31, 2016
$ in billions, Fee Rate in bps							Total AUM	Fee Rate

Equity	$83	$5	$(6)	$(1)	—	$81	$79	71
Fixed income	60	5	(6)	2	1	62	60	32
Liquidity	149	336	(338)	(1)	—	146	149	17
Alternative / Other products	114	5	(4)	—	1	116	115	81
Total assets under management or supervision	$406	$351	$(354)	$—	2	$405	$403	48
Shares of minority stake assets	8					8	8

bps—Basis points

1.	Includes distributions and foreign currency impact.

March 2017 Form 10-Q	14

Management’s Discussion and Analysis

Supplemental Financial Information and Disclosures

U.S. Bank Subsidiaries

We provide loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through our U.S. bank subsidiaries, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”). The lending activities in the Institutional Securities business segment primarily include loans or lending commitments to corporate clients. The lending activities in the Wealth Management business segment primarily include securities-based lending that allows clients to borrow money against the value of qualifying securities and also include residential real estate loans. We expect our lending activities to continue to grow through further market penetration of the Wealth Management business segment’s client base. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk.” For further discussion about loans and lending commitments, see Notes 7 and 11 to the consolidated financial statements.

U.S. Bank Subsidiaries’ Supplemental Financial Information Excluding Transactions with the Parent Company

$ in billions	At March 31, 2017	At December 31, 2016
U.S. Bank Subsidiaries assets	$179.4	$180.7
U.S. Bank Subsidiaries investment securities portfolio:
Investment securities—AFS	48.5	50.3
Investment securities—HTM	14.1	13.6
Total	$62.6	$63.9

Wealth Management U.S. Bank Subsidiaries data
Securities-based lending and other loans[1]	$36.6	$36.0
Residential real estate loans	25.0	24.4
Total	$61.6	$60.4

Institutional Securities U.S. Bank Subsidiaries data
Corporate loans	$19.2	$20.3
Wholesale real estate loans	10.3	9.9
Total	$29.5	$30.2

AFS—Available for sale

HTM—Held to maturity

1.	Other loans primarily include tailored lending.

Income Tax Matters

Effective Tax Rate

	Three Months Ended
	March 31, 2017	March 31, 2016
From continuing operations	29.0%	33.3%

The effective tax rate for the current quarter includes a net discrete tax benefit of $98 million, primarily resulting from a $112 million recurring-type benefit associated with the adoption of new accounting guidance related to employee share-based payments. See Note 2 to the consolidated financial statements for information on the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting.

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

Regarding the recognition of performance fees from fund management activities in the form of carried interest that are subject to reversal, we are currently assessing the alternative accounting approaches available for these arrangements. If we consider the equity method of accounting

15	March 2017 Form 10-Q

Management’s Discussion and Analysis

principles to apply to carried interest, the current recognition of such fees would remain essentially unchanged. If the fees are deemed in the scope of the new revenue guidance, we would defer recognition until such fees are no longer subject to reversal, which would cause a significant delay in the recognition of these fees as revenue.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements). We believe that of our significant accounting policies (see Note 2 to the consolidated financial statements in Item 8 of the 2016 Form 10-K and Note 2 to the consolidated financial statements), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 of the 2016 Form 10-K.

March 2017 Form 10-Q	16

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

Total Assets by Business Segment

	At March 31, 2017
$ in millions	Institutional Securities	Wealth Management	Investment Management	Total
Assets
Cash and cash equivalents[1]	$26,254	$16,537	$63	$42,854
Trading assets at fair value	281,804	74	2,463	284,341
Investment securities	18,544	62,595	—	81,139
Securities purchased under agreements to resell	98,988	5,835	—	104,823
Securities borrowed	111,499	304	—	111,803
Customer and other receivables	29,621	18,180	543	48,344
Loans, net of allowance	34,312	61,636	5	95,953
Other assets[2]	48,744	12,859	1,531	63,134
Total assets	$649,766	$178,020	$4,605	$832,391

	At December 31, 2016
$ in millions	Institutional Securities	Wealth Management	Investment Management	Total
Assets
Cash and cash equivalents[1]	$25,291	$18,022	$68	$43,381
Trading assets at fair value	259,680	64	2,410	262,154
Investment securities	16,222	63,870	—	80,092
Securities purchased under agreements to resell	96,735	5,220	—	101,955
Securities borrowed	124,840	396	—	125,236
Customer and other receivables	26,624	19,268	568	46,460
Loans, net of allowance	33,816	60,427	5	94,248
Other assets[2]	45,941	13,868	1,614	61,423
Total assets	$629,149	$181,135	$4,665	$814,949

1.	Cash and cash equivalents include cash and due from banks and interest bearing deposits with banks.
2.

Other assets primarily includes Cash deposited with clearing organizations or segregated under federal and other regulations or requirements; Other investments; Premises, equipment and software costs; Goodwill; Intangible assets and deferred tax assets.

A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $832.4 billion at March 31, 2017 from $814.9 billion at December 31, 2016, primarily driven by an increase in trading inventory within Institutional Securities. The increase reflects higher market values for corporate equities compared with December 31, 2016, along with increased trading activity across fixed income in U.S. government and agency securities and Other sovereign government obligations.

Securities Repurchase Agreements and Securities Lending

Securities borrowed or securities purchased under agreements to resell and securities loaned or securities sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements in the 2016 Form 10-K and Note 6 to the consolidated financial statements).

Collateralized Financing Transactions

$ in millions	At March 31, 2017	At December 31, 2016
Securities purchased under agreements to resell and Securities borrowed	$216,626	$227,191
Securities sold under agreements to repurchase and Securities loaned	$75,459	$70,472
Securities received as collateral[1]	$13,339	$13,737

	Daily Average Balance Three Months Ended
$ in millions	March 31, 2017	December 31, 2016
Securities purchased under agreements to resell and Securities borrowed	$222,224	$224,355
Securities sold under agreements to repurchase and Securities loaned	$73,674	$68,908

1.	Included in Trading assets in the consolidated balance sheets.

17	March 2017 Form 10-Q

Management’s Discussion and Analysis

At March 31, 2017 and December 31, 2016, differences between period end balances and average balances in the previous table were not significant.

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

The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and the Global Liquidity Reserve, which support our target liquidity profile. For further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2016 Form 10-K.

At March 31, 2017 and December 31, 2016, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

Global Liquidity Reserve

We maintain sufficient global liquidity reserves pursuant to our Required Liquidity Framework. For further discussion of our Global Liquidity Reserve, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2016 Form 10-K.

Global Liquidity Reserve by Type of Investment

$ in millions	At March 31, 2017	At December 31, 2016
Cash deposits with banks	$10,336	$8,679
Cash deposits with central banks	27,896	30,568
Unencumbered highly liquid securities:
U.S. government obligations	83,133	78,615
U.S. agency and agency mortgage-backed securities	51,892	46,360
Non-U.S. sovereign obligations[1]	17,997	30,884
Other investment grade securities	6,393	7,191
Global Liquidity Reserve	$197,647	$202,297

1.	Non-U.S. sovereign obligations are primarily composed of unencumbered German, French, Dutch, United Kingdom (“U.K.”) and Japanese government obligations.

Global Liquidity Reserve Managed by Bank and Non-Bank Legal Entities

			Daily Average Balance Three Months Ended
$ in millions	At March 31, 2017	At December 31, 2016	March 31, 2017
Bank legal entities
Domestic	$71,520	$74,411	$72,477
Foreign	3,678	4,238	4,126
Total Bank legal entities	75,198	78,649	76,603
Non-Bank legal entities
Domestic:
Parent Company	60,375	66,514	64,436
Non-Parent Company	21,035	18,801	21,178
Total Domestic	81,410	85,315	85,614
Foreign	41,039	38,333	41,932
Total Non-Bank legal entities	122,449	123,648	127,546
Total	$197,647	$202,297	$204,149

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

March 2017 Form 10-Q	18

Management’s Discussion and Analysis

We and our U.S. Bank Subsidiaries are subject to the LCR requirements issued by U.S. banking regulators (“U.S. LCR”), which are based on the Basel Committee’s LCR, including a requirement to calculate each entity’s U.S. LCR on each business day. As of January 1, 2017, we and our U.S. Bank Subsidiaries are required to maintain a minimum of 100% of the fully phased-in U.S. LCR. We and our U.S. Bank Subsidiaries are compliant with the minimum required U.S. LCR based on current interpretations. In addition, effective April 1, 2017, we are required to disclose certain quantitative and qualitative information related to our U.S. LCR calculation after each calendar quarter.

Net Stable Funding Ratio

The objective of the Net Stable Funding Ratio (“NSFR”) is to reduce funding risk over a one-year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress.

The Basel Committee finalized the NSFR framework in 2014. In May 2016, the U.S. banking regulators issued a proposal to implement the NSFR in the U.S. If adopted as proposed, the requirements would apply to us and our U.S. Bank Subsidiaries beginning January 1, 2018. We continue to evaluate the potential impact of the proposal, which is subject to further rulemaking procedures following the closing of the public comment period. Our preliminary estimates, based on the current proposal, indicate that actions will be necessary to meet the requirement, which we expect to accomplish by the effective date of the final rule. For an additional discussion of NSFR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Liquidity Framework—Net Stable Funding Ratio” in Part II, Item 7 of the 2016 Form 10-K.

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

Secured Financing

For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in Part II, Item 7 of the 2016 Form 10-K.

At March 31, 2017 and December 31, 2016, the weighted average maturity of our secured financing of less liquid assets was greater than 120 days.

Unsecured Financing

For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financing Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in Part II, Item 7 of the 2016 Form 10-K and see Note 4 to the consolidated financial statements.

Deposits

Available funding sources to our U.S. Bank Subsidiaries include demand deposit accounts, money market deposit accounts, time deposits, repurchase agreements, federal funds purchased and Federal Home Loan Bank advances. The vast majority of deposits in our U.S. Bank Subsidiaries are sourced from our retail brokerage accounts and are considered to have stable, low-cost funding characteristics. At March 31, 2017 and December 31, 2016, deposits were $152,109 million and $155,863 million, respectively (see Note 9 to the consolidated financial statements).

Short-Term Borrowings

Our unsecured short-term borrowings may primarily consist of structured notes, bank loans and bank notes with original maturities of 12 months or less. At March 31, 2017 and December 31, 2016, we had approximately $1,122 million and $941 million, respectively, in short-term borrowings.

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

19	March 2017 Form 10-Q

Management’s Discussion and Analysis

We may engage in various transactions in the credit markets (including, for example, debt retirements) that we believe are in our investors’ best interests.

Long-term Borrowings by Maturity at March 31, 2017

$ in millions	Parent Company	Subsidiaries	Total
2017	$12,491	$4,187	$16,678
2018	18,238	2,008	20,246
2019	21,335	1,144	22,479
2020	19,266	1,456	20,722
2021	15,667	1,202	16,869
Thereafter	69,414	6,280	75,694
Total	$156,411	$16,277	$172,688

Maturities of long-term borrowings outstanding over the next 12 months were $23,239 million at March 31, 2017.

Subsequent to March 31, 2017 and through April 28, 2017, long-term borrowings increased by approximately $4.6 billion, net of maturities. This amount includes the issuances of senior debt; $1.8 billion on April 24, 2017 and $3.8 billion on April 27, 2017.

For further information on long-term borrowings, see Note 10 to the consolidated financial statements.

Credit Ratings

We rely on external sources to finance a significant portion of our daily operations. The cost and availability of financing generally are impacted by our credit ratings, among other things. In addition, our credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as OTC derivative transactions, including credit derivatives and interest rate swaps. Rating agencies consider company-specific factors; other industry factors such as regulatory or legislative changes and the macroeconomic environment, among other things.

Our credit ratings do not include any uplift from perceived government support from any rating agency given the significant progress of the U.S. financial reform legislation and regulations. Some rating agencies have stated that they currently incorporate various degrees of credit rating uplift from non-governmental third-party sources of potential support.

Parent Company and MSBNA’s Senior Unsecured Ratings at April 28, 2017

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Stable
Moody’s Investors Service, Inc.	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A-	Stable
Standard & Poor’s Global Ratings	A-2	BBB+	Stable

Morgan Stanley Bank, N.A.
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
Standard & Poor’s Global Ratings	A-1	A+	Stable

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

Incremental Collateral or Terminating Payments upon Potential Future Rating Downgrade

$ in millions	At March 31, 2017	At December 31, 2016
One-notch downgrade	$1,373	$1,292
Two-notch downgrade	676	875

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

March 2017 Form 10-Q	20

Management’s Discussion and Analysis

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

Common Stock

We repurchased approximately $750 million of our outstanding common stock as part of our share repurchase program during the current quarter and $625 million during the prior year quarter (see Note 14 to the consolidated financial statements).

For a description of our share repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds.”

The Board determines the declaration and payment of dividends on a quarterly basis. On April 19, 2017, we announced that the Board declared a quarterly dividend per common share of $0.20. The dividend is payable on May 15, 2017 to common shareholders of record on May 1, 2017.

Preferred Stock

On March 15, 2017, we announced that the Board declared quarterly dividends for preferred stock shareholders of record on March 31, 2017 that were paid on April 17, 2017.

Series K Preferred Stock. The Series K Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $994 million. On March 15, 2017, we announced that the Board declared a quarterly dividend of $304.69 per share of Series K Preferred Stock.

For additional information on preferred stock, see Note 14 to the consolidated financial statements.

Tangible Equity

			Monthly Average Balance Three Months Ended
$ in millions	At March 31, 2017	At December 31, 2016	March 31, 2017
Common equity	$69,404	$68,530	$68,989
Preferred equity	8,520	7,520	8,270
Morgan Stanley shareholders’ equity	77,924	76,050	77,259
Less: Goodwill and net intangible assets	(9,229)	(9,296)	(9,262)
Tangible Morgan Stanley shareholder’s equity[1]	$68,695	$66,754	$67,997
Common equity	$69,404	$68,530	$68,989
Less: Goodwill and net intangible assets	(9,229)	(9,296)	(9,262)
Tangible common equity[1]	$60,175	$59,234	$59,727

1.	Tangible Morgan Stanley shareholders’ equity and tangible common equity are non-GAAP financial measures that we and investors consider to be a useful measure to assess capital adequacy.

Regulatory Requirements

Regulatory Capital Framework

We are a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and are subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve establishes capital requirements for us, including well-capitalized standards, and evaluates our compliance with such capital requirements. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The Basel Committee has recently published revisions to certain standards in its capital framework, and is actively considering potential revisions to other capital standards, that, if adopted by the U.S. banking agencies, could substantially change the U.S. regulatory capital framework. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Framework” in Part II, Item 7 of the 2016 Form 10-K.

21	March 2017 Form 10-Q

Management’s Discussion and Analysis

Regulatory Capital Requirements

We are required to maintain minimum risk-based and leverage capital ratios under the regulatory capital requirements. A summary of the calculations of regulatory capital, risk-weighted assets (“RWAs”) and transition provisions follows.

Regulatory Capital. Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital. Certain adjustments to and deductions from capital are required for purposes of determining these ratios, such as goodwill, intangible assets, certain deferred tax assets, other amounts in Accumulated other comprehensive income (loss) (“AOCI”) and investments in the capital instruments of unconsolidated financial institutions. Certain of these adjustments and deductions are also subject to transitional provisions.

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

In 2017, the phase-in amount for each of the buffers is 50% of the fully phased-in buffer requirement. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in Part II, Item 7 of the 2016 Form 10-K.

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

For a further discussion of our market, credit and operational risks, see “Quantitative and Qualitative Disclosures about Market Risk.”

Our binding risk-based capital ratios for regulatory purposes are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWAs (the “Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (the “Advanced Approach”). At March 31, 2017, our binding ratios are based on the Advanced Approach transitional rules.

The methods for calculating each of our risk-based capital ratios will change through January 1, 2022 as aspects of the capital rules are phased in. These changes may result in differences in our reported capital ratios from one reporting period to the next that are independent of changes to our capital base, asset composition, off-balance sheet exposures or risk profile.

March 2017 Form 10-Q	22

Management’s Discussion and Analysis

Minimum Risk-Based Capital Ratios: Transitional Provisions

1.

 These ratios assume the requirements for the G-SIB capital surcharge (3.0%) and CCyB (zero) remain at current levels. See “Total Loss-Absorbing Capacity,  Long-Term Debt and Clean Holding Company Requirements” herein for additional capital requirements effective  January 1, 2019.

Transitional and Fully Phased-In Regulatory Capital Ratios

	At March 31, 2017
	Transitional		Pro Forma Fully Phased-In
$ in millions	Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital	$60,414	$60,414	$59,554	$59,554
Tier 1 capital	69,136	69,136	68,297	68,297
Total capital	79,957	79,675	79,130	78,848
Total RWAs	345,131	347,472	355,668	358,642
Common Equity Tier 1 capital ratio	17.5%	17.4%	16.7%	16.6%
Tier 1 capital ratio	20.0%	19.9%	19.2%	19.0%
Total capital ratio	23.2%	22.9%	22.2%	22.0%
Leverage-based capital
Adjusted average assets[1]	$816,077	N/A	$815,537	N/A
Tier 1 leverage ratio[2]	8.5%	N/A	8.4%	N/A

	At December 31, 2016
	Transitional		Pro Forma Fully Phased-In
$ in millions	Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital	$60,398	$60,398	$58,616	$58,616
Tier 1 capital	68,097	68,097	66,315	66,315
Total capital	78,917	78,642	77,155	76,881
Total RWAs	340,191	358,141	351,101	369,709
Common Equity Tier 1 capital ratio	17.8%	16.9%	16.7%	15.9%
Tier 1 capital ratio	20.0%	19.0%	18.9%	17.9%
Total capital ratio	23.2%	22.0%	22.0%	20.8%
Leverage-based capital
Adjusted average assets[1]	$811,402	N/A	$810,288	N/A
Tier 1 leverage ratio[2]	8.4%	N/A	8.2%	N/A

N/A—Not Applicable

1.

Adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter ended March 31, 2017 and December 31, 2016 adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

2.	The minimum Tier 1 leverage ratio requirement is 4.0%.

23	March 2017 Form 10-Q

Management’s Discussion and Analysis

The fully phased-in pro forma estimates in the previous tables are based on our current understanding of the capital rules and other factors, which may be subject to change as we receive additional clarification and implementation guidance from the Federal Reserve and as the interpretation of the regulations evolves over time. These fully phased-in pro forma estimates are non-GAAP financial measures that we consider to be useful measures for us, investors and analysts in evaluating compliance with new regulatory capital requirements that were not yet effective at March 31, 2017. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what our capital, capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect our future results, see “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

Well-Capitalized Minimum Regulatory Capital Ratios for U.S. Bank Subsidiaries

At March 31, 2017
Common Equity Tier 1 risk-based capital ratio	6.5%
Tier 1 risk-based capital ratio	8.0%
Total risk-based capital ratio	10.0%
Tier 1 leverage ratio	5.0%

For us to remain a FHC, our U.S. Bank Subsidiaries must qualify as well-capitalized by maintaining the minimum ratio requirements set forth in the previous table. The Federal Reserve has not yet revised the well-capitalized standard for financial holding companies to reflect the higher capital standards required for us under the capital rules. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of our risk-based capital ratios and Tier 1 leverage ratio at March 31, 2017 would have exceeded the revised well-capitalized standard. The Federal Reserve may require us to maintain risk- and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

Regulatory Capital Calculated under Advanced Approach

Transitional Rules

$ in millions	At March 31, 2017	At December 31, 2016
Common Equity Tier 1 capital
Common stock and surplus	$16,745	$17,494
Retained earnings	55,109	53,679
AOCI	(2,450)	(2,643)
Regulatory adjustments and deductions:
Net goodwill	(6,538)	(6,526)
Net intangible assets (other than goodwill and mortgage servicing assets)	(2,113)	(1,631)
Credit spread premium over risk-free rate for derivative liabilities	(324)	(271)
Net deferred tax assets	(449)	(304)
Net after-tax DVA	473	357
Adjustments related to AOCI	194	422
Other adjustments and deductions	(233)	(179)
Total Common Equity Tier 1 capital	$60,414	$60,398
Additional Tier 1 capital
Preferred stock	$8,520	$7,520
Noncontrolling interests	490	613
Regulatory adjustments and deductions:
Credit spread premium over risk-free rate for derivative liabilities	(81)	(181)
Net deferred tax assets	(112)	(202)
Net after-tax DVA	118	238
Other adjustments and deductions	(52)	(101)
Additional Tier 1 capital	$8,883	$7,887
Deduction for investments in covered funds	(161)	(188)
Total Tier 1 capital	$69,136	$68,097
Tier 2 capital
Subordinated debt	$10,255	$10,303
Noncontrolling interests	79	62
Eligible allowance for credit losses	208	189
Regulatory adjustments and deductions	(3)	(9)
Total Tier 2 capital	$10,539	$10,545
Total capital	$79,675	$78,642

March 2017 Form 10-Q	24

Management’s Discussion and Analysis

Rollforward of Regulatory Capital Calculated under Advanced Approach Transitional Rules

$ in millions	Three Months Ended March 31, 2017
Common Equity Tier 1 capital
Common Equity Tier 1 capital at December 31, 2016	$60,398
Change related to the following items:
Value of shareholders’ common equity	874
Net goodwill	(12)
Net intangible assets (other than goodwill and mortgage servicing assets)	(482)
Credit spread premium over risk-free rate for derivative liabilities	(53)
Net deferred tax assets	(145)
Net after-tax DVA	116
Adjustments related to AOCI	(228)
Other deductions and adjustments	(54)
Common Equity Tier 1 capital at March 31, 2017	$60,414
Additional Tier 1 capital
Additional Tier 1 capital at December 31, 2016	$7,887
New issuance of qualifying preferred stock	1,000
Change related to the following items:
Noncontrolling interests	(123)
Credit spread premium over risk-free rate for derivative liabilities	100
Net deferred tax assets	90
Net after-tax DVA	(120)
Other adjustments and deductions	49
Additional Tier 1 capital at March 31, 2017	8,883
Deduction for investments in covered funds at December 31, 2016	(188)
Deduction for investments in covered funds	27
Deduction for investments in covered funds at March 31, 2017	(161)
Tier 1 capital at March 31, 2017	$69,136
Tier 2 capital
Tier 2 capital at December 31, 2016	$10,545
Change related to the following items:
Subordinated debt	(48)
Noncontrolling interests	17
Eligible allowance for credit losses	19
Other adjustments and deductions	6
Tier 2 capital at March 31, 2017	$10,539
Total capital at March 31, 2017	$79,675

Rollforward of RWAs Calculated under Advanced Approach Transitional Rules
$ in millions	Three Months Ended March 31, 2017[1]
Credit risk RWAs
Balance at December 31, 2016	$169,231
Change related to the following items:
Derivatives	(302)
Securities financing transactions	1,413
Securitizations	912
Credit valuation adjustment	(1,269)
Investment securities	(18)
Loans	(3,396)
Cash	343
Equity investments	(2)
Other credit risk[2]	(202)
Total change in credit risk RWAs	$(2,521)
Balance at March 31, 2017	$166,710
Market risk RWAs
Balance at December 31, 2016	$60,872
Change related to the following items:
Regulatory VaR	848
Regulatory stressed VaR	330
Incremental risk charge	1,018
Comprehensive risk measure	(1,314)
Specific risk:
Non-securitizations	2,425
Securitizations	728
Total change in market risk RWAs	$4,035
Balance at March 31, 2017	$64,907
Operational risk RWAs
Balance at December 31, 2016	$128,038
Change in operational risk RWAs[3]	(12,183)
Balance at March 31, 2017	$115,855
Total RWAs	$347,472

VaR—Value-at-Risk

1.	The RWAs for each category in the table reflect both on- and off-balance sheet exposures, where appropriate.
2.	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions.
3.	Amount reflects a reduction in the internal loss data related to litigation utilized in the operational risk capital model.

Supplementary Leverage Ratio

We and our U.S. Bank Subsidiaries are required to publicly disclose our supplementary leverage ratios, which will become effective as a capital standard on January 1, 2018. By January 1, 2018, we must also maintain a Tier 1 supplementary leverage capital buffer of at least 2% in addition to the 3% minimum supplementary leverage ratio (for a total of at

25	March 2017 Form 10-Q

Management’s Discussion and Analysis

least 5%), in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. In addition, beginning in 2018, our U.S. Bank Subsidiaries must maintain a supplementary leverage ratio of 6% to be considered well-capitalized.

Pro Forma Supplementary Leverage Exposure and Ratio on a Transitional Basis

$ in millions	At March 31, 2017	At December 31, 2016
Average total assets[1]	$825,739	$820,536
Adjustments[2,3]	241,734	242,113
Pro forma supplementary leverage exposure	$1,067,473	$1,062,649
Pro forma supplementary leverage ratio	6.5%	6.4%

1.	Computed as the average daily balance of consolidated total assets under U.S. GAAP during the calendar quarter ended March 31, 2017 and December 31, 2016.
2.	Computed as the arithmetic mean of the month-end balances over the calendar quarter ended March 31, 2017 and December 31, 2016.
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

Based on our current understanding of the rules and other factors, we estimate our pro forma fully phased-in supplementary leverage ratio to be approximately 6.4% at March 31, 2017 and 6.2% at December 31, 2016. These estimates utilize a fully phased-in Tier 1 capital numerator and a fully phased-in denominator of approximately $1,066.9 billion at March 31, 2017 and $1,061.5 billion at December 31, 2016, which takes into consideration the Tier 1 capital deductions that would be applicable in 2018 after the phase-in period has ended.

U.S. Subsidiary Banks’ Pro Forma Supplementary Leverage Ratios on a Transitional Basis

	At March 31, 2017	At December 31, 2016
MSBNA	8.1%	7.7%
MSPBNA	10.4%	10.2%

The pro forma supplementary leverage exposures and pro forma supplementary leverage ratios, both on transitional and fully phased-in bases, are non-GAAP financial measures that we consider to be useful measures for us, investors and analysts in evaluating prospective compliance with new regulatory capital requirements that have not yet become effective. Our estimates are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what our supplementary leverage ratios, earnings, assets or exposures will actually be at future dates. For a discussion of risks and uncertainties that may affect our future results, see “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements

On December 15, 2016, the Federal Reserve adopted a final rule for top-tier bank holding companies of U.S. G-SIBs (“covered BHCs”), including the Parent Company, that establishes external TLAC, long-term debt (“LTD”) and clean holding company requirements. The final rule contains various definitions and restrictions, such as requiring eligible LTD to be issued by the covered BHC and be unsecured, have a maturity of one year or more from the date of issuance and not have certain derivative-linked features typically associated with certain types of structured notes. Covered BHCs must comply with all requirements under the rule by January 1, 2019, which we expect to comply with.

For a further discussion of TLAC and LTD requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in Part II, Item 7 of the 2016 Form 10-K. For discussions about the interaction between the single point of entry (“SPOE”) resolution strategy and the TLAC and LTD requirements, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1 and “Risk Factors—Legal, Regulatory and Compliance Risk” in Part I, Item 1A of the 2016 Form 10-K.

Capital Plans and Stress Tests

Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including us, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework.

In March 2017, we received a non-objection from the Federal Reserve to our resubmitted 2016 capital plan.

We submitted our 2017 capital plan and company-run stress test results to the Federal Reserve on April 5, 2017. We expect that the Federal Reserve will provide its response to our 2017 capital plan by June 30, 2017. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large bank holding company, including us, by June 30, 2017. We must disclose a summary of the results of our company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests. In addition, we must

March 2017 Form 10-Q	26

Management’s Discussion and Analysis

submit the results of our mid-cycle company-run stress test to the Federal Reserve by October 5, 2017 and disclose a summary of the results between October 5, 2017 and November 4, 2017.

The Dodd-Frank Act also requires each of our U.S. Bank Subsidiaries to conduct an annual stress test. MSBNA and MSPBNA submitted their 2017 annual company-run stress tests to the OCC on April 5, 2017 and must publish a summary of their stress test results between June 15, 2017 and July 15, 2017.

For a further discussion of our capital plans and stress tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests” in Part II, Item 7 of the 2016 Form 10-K.

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

Common equity estimation and attribution to the business segments are based on our pro forma fully phased-in regulatory capital estimates, including supplementary leverage, and incorporates our internal stress tests. The amount of capital allocated to the business segments are set at the beginning of each year and will remain fixed throughout the year until the next annual reset. Differences between available and Required Capital will be attributed to Parent Company equity during the year.

The Required Capital framework is expected to evolve over time in response to changes in the business and regulatory environment, for example, to incorporate enhancements in modeling techniques. We will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

Average Common Equity Attribution

	Three Months Ended
	March 31,
$ in billions	2017	2016
Institutional Securities	$40.2	$43.2
Wealth Management	17.2	15.3
Investment Management	2.4	2.8
Parent Company	9.2	6.9
Total[1]	$69.0	$68.2

1.	Average common equity is a non-GAAP financial measure that we consider to be a useful measure for us, investors and analysts to assess capital adequacy.

Regulatory Developments

Resolution and Recovery Planning

Pursuant to the Dodd-Frank Act, we are required to submit to the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) an annual resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure.

Our preferred resolution strategy, which is set out in our 2015 resolution plan, is an SPOE strategy. On September 30, 2016, we submitted a status report to the Federal Reserve and the FDIC in respect of certain shortcomings identified in our 2015 resolution plan. As indicated in our status report, the Parent Company will amend and restate its support agreement with its material subsidiaries. Under the amended and restated support agreement, upon the occurrence of a resolution scenario, the Parent Company will be obligated to contribute or loan on a subordinated basis all of its material assets, other than shares in subsidiaries of the Parent Company and certain intercompany receivables, to provide capital and liquidity, as applicable, to our material subsidiaries. The obligations of the Parent Company under the amended and restated support agreement will be secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company). As a result, claims of our material subsidiaries against the assets of the Parent Company (other than shares in subsidiaries of the Parent Company) will be effectively senior to unsecured obligations of the Parent Company. Due to a filing extension

27	March 2017 Form 10-Q

Management’s Discussion and Analysis

issued by the Federal Reserve and the FDIC in 2016, our next full resolution plan submission will be on July 1, 2017.

In September 2016, the OCC issued final guidelines that establish enforceable standards for recovery planning by national banks and certain other institutions with total consolidated assets of $50 billion or more, calculated on a rolling four-quarter average basis, including MSBNA and MSPBNA. The guidelines were effective on January 1, 2017; MSBNA must be in compliance by January 1, 2018 and MSPBNA must be in compliance by October 1, 2018.

For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1, “Risk Factors—Legal, Regulatory and Compliance Risk” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Regulatory Developments—Resolution and Recovery Planning” in Part II, Item 7 of the 2016 Form 10-K.

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

For more information about Volcker Rule requirements and our activities in these areas, including the conformance periods applicable to certain covered funds and our application for a statutory extension, see “Business—Supervision and Regulation—Financial Holding Company—Activities Restrictions under the Volcker Rule” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Developments—Legacy Covered Funds under the Volcker Rule” in Part II, Item 7 of the 2016 Form 10-K.

U.S. Department of Labor Conflict of Interest Rule

In April 2017, the U.S. Department of Labor published a final Conflict of Interest Rule, which delayed the applicability date from April 10, 2017 to June 9, 2017, with certain aspects subject to phased-in compliance, and with full compliance required by January 1, 2018, assuming no further delays. For a discussion of the U.S. Department of Labor Conflict of Interest Rule, see “Business—Supervision and Regulation— Institutional Securities and Wealth Management” in Part I, Item 1 of the 2016 Form 10-K.

U.K. Referendum

Following the U.K. electorate vote to leave the European Union, the U.K. invoked Article 50 of the Lisbon Treaty on March 29, 2017. For further discussion of U.K. referendum’s potential impact on our operations, see “Risk Factors—International Risk” in Part I, Item 1A of the 2016 Form 10-K. For further information regarding our exposure to the U.K., see also “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure.”

Off-Balance Sheet Arrangements

We enter into various off-balance sheet arrangements, including through unconsolidated special purpose entities (“SPEs”) and lending-related financial instruments (e.g., guarantees and commitments), primarily in connection with the Institutional Securities and Investment Management business segments.

We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 12 to the consolidated financial statements.

For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 11 to the consolidated financial statements. For further information on our lending commitments, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities.”

Effects of Inflation and Changes in Interest and Foreign Exchange Rates

For a discussion of the effects of inflation and changes in interest and foreign exchange rates on our business and financial results and strategies to mitigate potential exposures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Effects of Inflation and Changes in Interest and Foreign Exchange Rates” in Part II, Item 7 of the 2016 Form 10-K.

March 2017 Form 10-Q	28

Quantitative and Qualitative Disclosures about Market Risk

Risk Management

Management believes effective risk management is vital to the success of our business activities. For a discussion of our risk management functions, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the 2016 Form 10-K.

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, implied volatilities (the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, we incur market risk within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in real estate funds and investments in private equity vehicles. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A of the 2016 Form 10-K.

VaR

We use the statistical technique known as VaR as one of the tools used to measure, monitor and review the market risk exposures of our trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations.    For information regarding our VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk—Sales and Trading and Related Activities—VaR Methodology, Assumptions and Limitations” in Part II, Item 7A of the 2016 Form 10-K.

We utilize the same VaR model for risk management purposes as well as for regulatory capital calculations. Our VaR model has been approved by our regulators for use in regulatory calculations.

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

Trading Risks

95%/One-Day Management VaR

	95%/One-Day VaR for the
	Quarter Ended
	March 31, 2017
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$40	$30	$40	$23
Equity price	19	15	26	12
Foreign exchange rate	11	11	18	7
Commodity price	8	8	11	7
Less: Diversification benefit[1,2]	(26)	(25)	N/A	N/A
Primary Risk Categories	$52	$39	$52	$28
Credit Portfolio	14	15	17	14
Less: Diversification benefit[1,2]	(9)	(10)	N/A	N/A
Total Management VaR	$57	$44	$57	$33
	95%/One-Day VaR for the
	Quarter Ended
	December 31, 2016
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$24	$25	$30	$22
Equity price	12	14	28	11
Foreign exchange rate	7	9	12	6
Commodity price	8	8	10	7
Less: Diversification benefit[1,2]	(21)	(24)	N/A	N/A
Primary Risk Categories	$30	$32	$46	$29
Credit Portfolio	15	17	19	15
Less: Diversification benefit[1,2]	(11)	(10)	N/A	N/A
Total Management VaR	$34	$39	$54	$34

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

29	March 2017 Form 10-Q

Risk Disclosures

The average total Management VaR for the quarter ended March 31, 2017 (“current quarter”) was $44 million compared with $39 million for the quarter ended December 31, 2016 (“last quarter”). The average Management VaR for the Primary Risk Categories for the current quarter was $39 million compared with $32 million for the last quarter. These increases were driven by strong client demand within our sales and trading businesses and areas of volatility across several fixed income asset classes.

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

Total Trading.    As shown in the 95%/One-Day Management VaR table on the preceding page, the average 95%/one-day total Management VaR for the current quarter was $44 million. The following histogram presents the distribution of the daily 95%/one-day total Management VaR for the current quarter, which was in a range between $35 million and $55 million for approximately 95% of trading days during the current quarter.

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

Counterparty Exposure Related to Our Own Credit Spread.    The credit spread risk sensitivity of the counterparty exposure related to our own credit spread corresponded to an increase in value of approximately $6 million for each 1 basis point widening in our credit spread level at both March 31, 2017 and December 31, 2016.

Funding Liabilities.    The credit spread risk sensitivity of our mark-to-market funding liabilities corresponded to an increase in value of approximately $19 million and $17 million for each 1 basis point widening in our credit spread level at March 31, 2017 and December 31, 2016, respectively.

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

March 2017 Form 10-Q	30

Risk Disclosures

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At March 31, 2017	At December 31, 2016
Basis point change
+200	$537	$550
+100	332	262
-100	(569)	(655)

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

Investments Sensitivity, Including Related Performance Fees

	10% Sensitivity
$ in millions	At March 31, 2017	At December 31, 2016
Investments related to Investment Management activities	$337	$332
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	171	158
Other Firm investments	151	130

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

Credit Risk

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We primarily incur credit risk exposure to institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in Part II, Item 7A of the 2016 Form 10-K. Also, see Notes 7 and 11 to the consolidated financial statements for additional information about our loans and lending commitments, respectively.

Lending Activities

We provide loans and lending commitments to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, we purchase loans in the secondary market. In the consolidated balance sheets, these loans and lending commitments are carried at either fair value with changes in fair value recorded in earnings; held for investment, which are recorded at amortized cost; or held for sale, which are recorded at the lower of cost or fair value. Loans held for investment and loans held for sale are classified in Loans, and loans held at fair value are classified in Trading assets in the consolidated balance sheets. See Notes 3, 7 and 11 to the consolidated financial statements for further information.

Loan and Lending Commitment Portfolio by Business Segment

	At March 31, 2017
$ in millions	Institutional Securities	Wealth Management	Investment Management[1]	Total
Corporate loans	$13,671	$11,553	$5	$25,229
Consumer loans	—	25,042	—	25,042
Residential real estate loans	—	25,036	—	25,036
Wholesale real estate loans	8,292	—	—	8,292
Loans held for investment, gross of allowance	21,963	61,631	5	83,599
Allowance for loan losses	(260)	(37)	—	(297)
Loans held for investment, net of allowance	21,703	61,594	5	83,302
Corporate loans	11,216	—	—	11,216
Residential real estate loans	11	42	—	53
Wholesale real estate loans	1,382	—	—	1,382
Loans held for sale	12,609	42	—	12,651
Corporate loans	6,225	—	19	6,244
Residential real estate loans	857	—	—	857
Wholesale real estate loans	1,197	—	—	1,197
Loans held at fair value	8,279	—	19	8,298
Total loans[2]	42,591	61,636	24	104,251
Lending commitments[3,4]	88,721	8,659	—	97,380
Total loans and lending commitments[2,3,4]	$131,312	$70,295	$24	$201,631

31	March 2017 Form 10-Q

Risk Disclosures

	At December 31, 2016
$ in millions	Institutional Securities	Wealth Management	Investment Management[1]	Total
Corporate loans	$13,858	$11,162	$5	$25,025
Consumer loans	—	24,866	—	24,866
Residential real estate loans	—	24,385	—	24,385
Wholesale real estate loans	7,702	—	—	7,702
Loans held for investment, gross of allowance	21,560	60,413	5	81,978
Allowance for loan losses	(238)	(36)	—	(274)
Loans held for investment, net of allowance	21,322	60,377	5	81,704
Corporate loans	10,710	—	—	10,710
Residential real estate loans	11	50	—	61
Wholesale real estate loans	1,773	—	—	1,773
Loans held for sale	12,494	50	—	12,544
Corporate loans	7,199	—	18	7,217
Residential real estate loans	966	—	—	966
Wholesale real estate loans	519	—	—	519
Loans held at fair value	8,684	—	18	8,702
Total loans[2]	42,500	60,427	23	102,950
Lending commitments[3,4]	90,143	8,299	—	98,442
Total loans and lending commitments[2,3,4]	$132,643	$68,726	$23	$201,392

1.	Loans in the Investment Management business segment are entered into in conjunction with certain investment advisory activities.
2.

Amounts exclude $26.2 billion and $24.4 billion related to margin loans and $4.3 billion and $4.7 billion related to employee loans at March 31, 2017 and December 31, 2016, respectively. See Notes 6 and 7 to the consolidated financial statements for further information.

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

At March 31, 2017 and December 31, 2016, the allowance for loan losses related to loans that were accounted for as held for investment was $297 million and $274 million, respectively,

and the allowance for commitment losses related to lending commitments that were accounted for as held for investment was $193 million and $190 million, respectively. The aggregate allowance for loan and commitment losses increased during the current quarter primarily due to updates to model parameters used in determining the inherent allowance. See Note 7 to the consolidated financial statements for further information.

Institutional Securities Lending Activities.    In connection with certain of our Institutional Securities business segment activities, we provide loans and lending commitments to a diverse group of corporate and other institutional clients. These activities include originating and purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending, financing extended to equities and commodities customers, and loans to municipalities. These loans and lending commitments may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged by us.

We also participate in securitization activities whereby we extend short-term or long-term funding to clients through loans and lending commitments that are secured by the assets of the borrower and generally provide for over-collateralization, including commercial real estate loans, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 12 to the consolidated financial statements for information about our securitization activities. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the consolidated financial statements for additional information about our collateralized transactions.

Institutional Securities loans and lending commitments are mainly related to relationship-based and event-driven lending to select corporate clients. Relationship-based loans and lending commitments are used for general corporate purposes, working capital and liquidity purposes by our investment banking clients and typically consist of revolving lines of credit, letter of credit facilities and term loans. In connection with the relationship-based lending activities, we had hedges (which included single-name, sector and index hedges) with a notional amount of $14.4 billion and $20.2 billion at March 31, 2017 and December 31, 2016, respectively. Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization and

March 2017 Form 10-Q	32

Risk Disclosures

project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

Institutional Securities Loans and Lending Commitments by Credit Rating1

	At March 31, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
AAA	$—	$165	$—	$—	$165
AA	3,810	325	3,792	106	8,033
A	3,812	6,296	12,979	1,096	24,183
BBB	6,350	14,913	20,318	1,289	42,870
Investment grade	13,972	21,699	37,089	2,491	75,251
Non-investment grade	7,680	21,329	19,913	5,278	54,200
Unrated[2]	520	60	124	1,157	1,861
Total	$22,172	$43,088	$57,126	$8,926	$131,312

	At December 31, 2016
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
AAA	$50	$105	$50	$—	$205
AA	3,724	451	4,027	—	8,202
A	2,229	5,385	12,526	944	21,084
BBB	7,970	15,479	20,916	2,015	46,380
Investment grade	13,973	21,420	37,519	2,959	75,871
Non-investment grade	7,506	21,048	19,896	5,722	54,172
Unrated[2]	806	132	175	1,487	2,600
Total	$22,285	$42,600	$57,590	$10,168	$132,643

1.	Obligor credit ratings are determined by the Credit Risk Management Department.
2.

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of Market Risk. For a further discussion of our Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” herein.

Institutional Securities Loans by Credit Grade

$ in millions	At March 31, 2017	At December 31, 2016
Investment grade	$15,400	$15,303
Non-investment grade	25,395	24,714
Unrated	1,796	2,483
Total[1]	$42,591	$42,500

1.

At March 31, 2017 and December 31, 2016, approximately 99% of loans held for investment were current, while approximately 1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Event-Driven Loans and Lending Commitments

$ in millions	At March 31, 2017	At December 31, 2016
Loans	$6,392	$5,097
Lending commitments	12,542	16,252
Total	$18,934	$21,349

Loans and lending commitments to non-investment grade borrowers	$13,876	$15,339

Maturity Profile of Event-Driven Loans and Lending Commitments

	At March 31, 2017	At December 31, 2016
Less than 1 year	31%	34%
1-3 years	18%	14%
3-5 years	29%	28%
Over 5 years	22%	24%

Institutional Securities Credit Exposure from Loans and Lending Commitments by Industry

$ in millions	At March 31, 2017	At December 31, 2016
Industry[1]
Real estate	$21,952	$19,807
Consumer discretionary	11,825	12,059
Industrials	11,791	11,465
Energy	11,654	11,757
Funds, exchanges and other financial services[2]	10,517	11,481
Healthcare	10,555	11,534
Utilities	10,059	9,216
Information technology	9,168	8,602
Consumer staples	7,515	7,329
Materials	6,879	7,630
Telecommunications services	5,568	6,156
Mortgage finance	5,085	6,296
Insurance	3,899	4,190
Consumer finance	2,841	2,847
Other	2,004	2,274
Total	$131,312	$132,643

1.	Industry categories are based on the Global Industry Classification Standard®.
2.	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.

Institutional Securities Lending Exposures Related to the Energy Industry.    At March 31, 2017, Institutional Securities’ loans and lending commitments related to the energy industry were $11.7 billion, of which approximately 68% are accounted for as held for investment and 32% are accounted for as either held for sale or at fair value. Additionally, approximately 55% of the total energy industry loans and lending commitments were to investment grade counterparties.

At March 31, 2017, the energy industry portfolio included $1.1 billion in loans and $2.1 billion in lending commitments to Oil and Gas Exploration and Production (“E&P”) companies. The E&P loans were to non-investment grade counterparties, which are generally subject to periodic borrowing base reassessments based on the value of the underlying oil

33	March 2017 Form 10-Q

Risk Disclosures

and gas reserves pledged as collateral. In limited situations, we may extend the period related to borrowing base reassessments typically in conjunction with taking certain risk mitigating actions with the borrower. Approximately 53% of the E&P lending commitments were to investment grade counterparties. To the extent commodities prices, or oil prices, remain at quarter-end levels, or deteriorate further, we may incur additional lending losses.

Institutional Securities Margin Lending.    In addition to the activities noted above, Institutional Securities provides margin lending, which allows the client to borrow against the value of qualifying securities. At March 31, 2017 and December 31, 2016, the amounts related to margin lending were $14.0 billion and $11.9 billion, respectively, which were classified within Customer and other receivables in the consolidated balance sheets.

Wealth Management Lending Activities.    The principal Wealth Management lending activities include securities-based lending and residential real estate loans.

Securities-based lending provided to our retail clients is primarily conducted through our Portfolio Loan Account (“PLA”) and Liquidity Access Line (“LAL”) platforms, which had an outstanding loan balance of $30.1 billion and $29.7 billion at March 31, 2017 and December 31, 2016, respectively. For more information about our securities-based lending and residential real estate loans, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities” in Part II, Item 7A of the 2016 Form 10-K.

For the current quarter, loans and lending commitments associated with the Wealth Management business segment lending activities increased by approximately 2%, mainly due to growth in LAL and residential real estate loans.

Wealth Management Lending Activities by Remaining

Contractual Maturity

	At March 31, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$30,654	$3,182	$1,481	$1,261	$36,578
Residential real estate loans	—	3	43	25,012	25,058
Total	$30,654	$3,185	$1,524	$26,273	$61,636
Lending commitments	6,319	1,837	248	255	8,659
Total loans and lending commitments	$36,973	$5,022	$1,772	$26,528	$70,295

	At December 31, 2016
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$30,547	$2,983	$1,304	$1,179	$36,013
Residential real estate loans	—	—	45	24,369	24,414
Total	$30,547	$2,983	$1,349	$25,548	$60,427
Lending commitments	6,372	1,413	268	246	8,299
Total loans and lending commitments	$36,919	$4,396	$1,617	$25,794	$68,726

At March 31, 2017 and December 31, 2016, approximately 99.9% of the Wealth Management business segment loans held for investment were current, while approximately 0.1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

The Wealth Management business segment also provides margin lending to clients and had an outstanding balance of $12.2 billion and $12.5 billion at March 31, 2017 and December 31, 2016, respectively, which were classified within Customer and other receivables in the consolidated balance sheets.

In addition, the Wealth Management business segment has employee loans, net of allowance of $4.3 billion and $4.7 billion at March 31, 2017 and December 31, 2016, respectively, that are granted in conjunction with programs established by us to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the consolidated balance sheets. These loans are full recourse, generally require periodic payments and have repayment terms ranging from 1 to 20 years. We establish an allowance for loan amounts we do not consider recoverable, and the related provision is recorded in Compensation and benefits expense.

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

March 2017 Form 10-Q	34

Risk Disclosures

forwards, swaps and options). For credit exposure information on our OTC derivative products, see Note 4 to the consolidated financial statements. For a discussion of our credit exposure to derivative contracts, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Credit Exposure—Derivatives” in Part II, Item 7A of the 2016 Form 10-K.

Credit Derivative Portfolio by Counterparty Type

	At March 31, 2017
	Fair Values[1]			Notionals
$ in millions	Receivable	Payable	Net	Protection Purchased	Protection Sold
Banks and securities firms	$6,941	$7,984	$(1,043)	$306,511	$258,655
Insurance and other financial institutions	3,328	3,686	(358)	155,666	158,974
Non-financial entities	38	115	(77)	3,249	1,684
Total	$10,307	$11,785	$(1,478)	$465,426	$419,313

	At December 31, 2016
	Fair Values[1]			Notionals
$ in millions	Receivable	Payable	Net	Protection Purchased	Protection Sold
Banks and securities firms	$8,516	$9,397	$(881)	$319,830	$273,462
Insurance and other financial institutions	3,619	3,901	(282)	144,527	151,999
Non-financial entities	94	127	(33)	5,832	4,269
Total	$12,229	$13,425	$(1,196)	$470,189	$429,730

1.

Our Credit Default Swaps (“CDS”) are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 3% and 4%, respectively, of receivable fair values and 6% and 7%, respectively, of payable fair values represented Level 3 amounts at March 31, 2017 and December 31, 2016 (see Note 3 to the consolidated financial statements).

The fair values shown in the previous table are before the application of contractual netting or collateral. For additional credit exposure information on our credit derivative portfolio, see Note 4 to the consolidated financial statements.

OTC Derivative Products at Fair Value, Net of Collateral, by Industry

$ in millions	At March 31, 2017	At December 31, 2016[1]
Industry[2]
Utilities	$4,250	$4,184
Funds, exchanges and other financial services[3]	1,494	2,756
Industrials	1,493	1,644
Regional governments	1,237	1,352
Sovereign governments	1,037	709
Healthcare	963	1,103
Banks and securities firms	853	1,485
Not-for-profit organizations	740	830
Insurance	522	570
Special purpose vehicles	516	821
Consumer discretionary	479	590
Hedge funds	331	233
Energy	325	533
Information technology	324	267
Consumer staples	302	567
Materials	220	235
Other	280	256
Total[4]	$15,366	$18,135

1.	The amounts included in the December 31, 2016 industry categories have been revised due to previous misclassifications. The total remains unchanged.
2.	Industry categories are based on the Global Industry Classification Standard®.
3.	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.
4.	For further information on derivative instruments and hedging activities, see Note 4 to the consolidated financial statements.

35	March 2017 Form 10-Q

Risk Disclosures

Country Risk Exposure

Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows us to effectively identify, monitor and limit country risk. Country risk exposure before and after hedging is monitored and managed. For a further discussion of our country risk exposure see, “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Country Risk Exposure” in Part II, Item 7A of the 2016 Form 10-K.

Our sovereign exposures consist of financial instruments entered into with sovereign and local governments. Our non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows our 10 largest non-U.S. country risk net exposures at March 31, 2017. Index credit derivatives are included in the country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

March 2017 Form 10-Q	36

Risk Disclosures

Top Ten Country Exposures at March 31, 2017

$ in millions	Net Inventory[1]	Net Counterparty Exposure[2,3]	Loans	Lending Commitments	Exposure Before Hedges	Hedges[4]	Net Exposure[5]
Country
United Kingdom:
Sovereigns	$409	$33	$—	$ —	$442	$(255)	$187
Non-sovereigns	499	9,395	2,535	4,825	17,254	(2,001)	15,253
Total	$908	$9,428	$2,535	$4,825	$17,696	$(2,256)	$15,440
Germany:
Sovereigns	$1,515	$787	$—	$—	$2,302	$(871)	$1,431
Non-sovereigns	161	1,213	296	3,154	4,824	(1,513)	3,311
Total	$1,676	$2,000	$296	$3,154	$7,126	$(2,384)	$4,742
Brazil:
Sovereigns	$3,197	$—	$—	$—	$3,197	$(12)	$3,185
Non-sovereigns	115	408	947	74	1,544	(648)	896
Total	$3,312	$408	$947	$74	$4,741	$(660)	$4,081
Japan:
Sovereigns	$(1,811)	$1,651	$—	$—	$(160)	$(82)	$(242)
Non-sovereigns	618	2,788	261	—	3,667	(146)	3,521
Total	$(1,193)	$4,439	$261	$—	$3,507	$(228)	$3,279
France:
Sovereigns	$(1,327)	$5	$—	$—	$(1,322)	$(50)	$(1,372)
Non-sovereigns	(573)	3,132	160	3,034	5,753	(1,395)	4,358
Total	$(1,900)	$3,137	$160	$3,034	$4,431	$(1,445)	$2,986
Canada:
Sovereigns	$(100)	$66	$—	$—	$(34)	$—	$(34)
Non-sovereigns	196	1,419	176	1,455	3,246	(318)	2,928
Total	$96	$1,485	$176	$1,455	$3,212	$(318)	$2,894
China:
Sovereigns	$(22)	$306	$—	$—	$284	$(400)	$(116)
Non-sovereigns	1,057	134	829	257	2,277	(9)	2,268
Total	$1,035	$440	$829	$257	$2,561	$(409)	$2,152
Singapore:
Sovereigns	$1,455	$119	$—	$—	$1,574	$—	$1,574
Non-sovereigns	127	267	37	37	468	—	468
Total	$1,582	$386	$37	$37	$2,042	$—	$2,042
Australia:
Sovereigns	$252	$15	$—	$—	$267	$—	$267
Non-sovereigns	371	365	88	919	1,743	(151)	1,592
Total	$623	$380	$88	$919	$2,010	$(151)	$1,859
Netherlands:
Sovereigns	$(139)	$—	$—	$—	$(139)	$(20)	$(159)
Non-sovereigns	161	532	333	1,303	2,329	(325)	2,004
Total	$22	$532	$333	$1,303	$2,190	$(345)	$1,845

1.

 Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional  amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, we may transact in these CDS positions to facilitate client  trading. At March 31, 2017, gross purchased protection, gross written protection, and net exposures related to single-name and index credit derivatives for those  countries were $(92.7) billion, $89.2 billion and $(3.5) billion, respectively. For a further description of the triggers for purchased credit protection and whether  those triggers may limit the effectiveness of our hedges, see “Credit Exposure—Derivatives” herein.

2.	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
3.

 At March 31, 2017, the benefit of collateral received against counterparty credit exposure was $10.7 billion in Germany, with 96% of collateral consisting of cash  and government obligations of France, Belgium and Germany, and $8.9 billion in the U.K. with 94% of collateral consisting of cash and government obligations of  the U.K., the U.S. and Germany. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $13.4 billion,  with collateral primarily consisting of cash and government obligations of Japan. These amounts do not include collateral received on secured financing  transactions.

4.

 Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty  and lending credit risk exposures for us. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or  payable.

5.	In addition, at March 31, 2017, we had exposure to these countries for overnight deposits with banks of approximately $9.6 billion.

37	March 2017 Form 10-Q

Risk Disclosures

Country Risk Exposures Related to the United Kingdom.    At March 31, 2017, our country risk exposures in the U.K. included net exposures of $15,440 million (shown in the previous table) and overnight deposits of $3,602 million. The $15,253 million (shown in the previous table) of exposures to non-sovereigns were diversified across both names and sectors. Of this exposure, $13,487 million is to investment grade counterparties, with the largest single component ($5,185 million) to exchanges and clearinghouses.

Country Risk Exposures Related to Brazil.    At March 31, 2017, our country risk exposures in Brazil included net exposures of $4,081 million (shown in the previous table). Our sovereign net exposures in Brazil were principally in the form of local currency government bonds held onshore to support client activity. The $896 million (shown in the previous table) of exposures to non-sovereigns were diversified across both names and sectors.

Operational Risk

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Operational Risk” in Part II, Item 7A of the 2016 Form 10-K.

Model Risk

Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and stra-

tegic decision making, or damage to the Firm’s reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Model Risk” in Part II, Item 7A of the 2016 Form 10-K.

Liquidity Risk

Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Liquidity Risk” in Part II, Item 7A of the 2016 Form 10-K.

Legal and Compliance Risk

Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with anti-money laundering and terrorist financing rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Legal and Compliance Risk” in Part II, Item 7A of the 2016 Form 10-K.

March 2017 Form 10-Q	38

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

39	March 2017 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of March 31, 2017, and the related condensed consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for the three-month periods ended March 31, 2017 and 2016. These interim condensed consolidated financial statements are the responsibility of the management of the Firm.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Firm as of December 31, 2016, and the consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 27, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York

May 4, 2017

March 2017 Form 10-Q	40

Financial Statements Consolidated Financial Statements and Notes

Consolidated Income Statements

(Unaudited)

	Three Months Ended March 31,
in millions, except per share data	2017	2016
Revenues
Investment banking	$1,545	$1,107
Trading	3,235	2,065
Investments	165	(34)
Commissions and fees	1,033	1,055
Asset management, distribution and administration fees	2,767	2,620
Other	229	80
Total non-interest revenues	8,974	6,893
Interest income	1,965	1,747
Interest expense	1,194	848
Net interest	771	899
Net revenues	9,745	7,792
Non-interest expenses
Compensation and benefits	4,466	3,683
Occupancy and equipment	327	329
Brokerage, clearing and exchange fees	509	465
Information processing and communications	428	442
Marketing and business development	136	134
Professional services	527	514
Other	544	487
Total non-interest expenses	6,937	6,054
Income from continuing operations before income taxes	2,808	1,738
Provision for income taxes	815	578
Income from continuing operations	1,993	1,160
Income (loss) from discontinued operations, net of income taxes	(22)	(3)
Net income	$1,971	$1,157
Net income applicable to noncontrolling interests	41	23
Net income applicable to Morgan Stanley	$1,930	$1,134
Preferred stock dividends and other	90	79
Earnings applicable to Morgan Stanley common shareholders	$1,840	$1,055

Earnings per basic common share
Income from continuing operations	$1.03	$0.56
Income (loss) from discontinued operations	(0.01)	—
Earnings per basic common share	$1.02	$0.56

Earnings per diluted common share
Income from continuing operations	$1.01	$0.55
Income (loss) from discontinued operations	(0.01)	—
Earnings per diluted common share	$1.00	$0.55

Dividends declared per common share	$0.20	$0.15
Average common shares outstanding
Basic	1,801	1,883
Diluted	1,842	1,915

See Notes to Consolidated Financial Statements	41	March 2017 Form 10-Q

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2017	2016
Net income	$1,971	$1,157
Other comprehensive income, net of tax:
Foreign currency translation adjustments	150	186
Change in net unrealized gains on available-for-sale securities	84	395
Pension, postretirement and other	—	1
Change in net debt valuation adjustment	9	203
Total other comprehensive income	$243	$785
Comprehensive income	$2,214	$1,942
Net income applicable to noncontrolling interests	41	23
Other comprehensive income applicable to noncontrolling interests	50	55
Comprehensive income applicable to Morgan Stanley	$2,123	$1,864

March 2017 Form 10-Q	42	See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

	(Unaudited)
$ in millions, except share data	At March 31, 2017	At December 31, 2016
Assets
Cash and due from banks	$22,081	$22,017
Interest bearing deposits with banks	20,773	21,364
Trading assets at fair value ($172,203 and $152,548 were pledged to various parties)	284,341	262,154
Investment securities (includes $61,166 and $63,170 at fair value)	81,139	80,092
Securities purchased under agreements to resell (includes $102 and $302 at fair value)	104,823	101,955
Securities borrowed	111,803	125,236
Customer and other receivables	48,344	46,460
Loans:
Held for investment (net of allowance of $297 and $274)	83,302	81,704
Held for sale	12,651	12,544
Goodwill	6,588	6,577
Intangible assets (net of accumulated amortization of $2,498 and $2,421)	2,644	2,721
Other assets	53,902	52,125
Total assets	$832,391	$814,949

Liabilities
Deposits (includes $94 and $63 at fair value)	$152,109	$155,863
Short-term borrowings (includes $714 and $406 at fair value)	1,122	941
Trading liabilities at fair value	136,903	128,194
Securities sold under agreements to repurchase (includes $732 and $729 at fair value)	56,525	54,628
Securities loaned	18,934	15,844
Other secured financings (includes $4,802 and $5,041 at fair value)	11,852	11,118
Customer and other payables	189,544	190,513
Other liabilities and accrued expenses	13,630	15,896
Long-term borrowings (includes $40,627 and $38,736 at fair value)	172,688	164,775
Total liabilities	753,307	737,772

Commitments and contingent liabilities (see Note 11)

Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	7,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,851,942,590 and 1,852,481,601	20	20
Additional paid-in capital	22,880	23,271
Retained earnings	55,109	53,679
Employee stock trusts	3,037	2,851
Accumulated other comprehensive income (loss)	(2,450)	(2,643)
Common stock held in treasury at cost, $0.01 par value (186,951,389 and 186,412,378 shares)	(6,155)	(5,797)
Common stock issued to employee stock trusts	(3,037)	(2,851)
Total Morgan Stanley shareholders’ equity	77,924	76,050
Noncontrolling interests	1,160	1,127
Total equity	79,084	77,177
Total liabilities and equity	$832,391	$814,949

See Notes to Consolidated Financial Statements	43	March 2017 Form 10-Q

Consolidated Statements of Changes in Total Equity (Unaudited)

$ in millions	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$7,520	$20	$23,271	$53,679	$2,851	$(2,643)	$(5,797)	$(2,851)	$1,127	$77,177
Cumulative adjustment for accounting changes[1]	—	—	45	(35)	—	—	—	—	—	10
Net income applicable to Morgan Stanley	—	—	—	1,930	—	—	—	—	—	1,930
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	41	41
Dividends	—	—	—	(465)	—	—	—	—	—	(465)
Shares issued under employee plans	—	—	(430)	—	186	—	803	(186)	—	373
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,161)	—	—	(1,161)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	193	—	—	50	243
Issuance of preferred stock	1,000	—	(6)	—	—	—	—	—	—	994
Other net decreases	—	—	—	—	—	—	—	—	(58)	(58)
Balance at March 31, 2017	$8,520	$20	$22,880	$55,109	$3,037	$(2,450)	$(6,155)	$(3,037)	$1,160	$79,084
Balance at December 31, 2015	$7,520	$20	$24,153	$49,204	$2,409	$(1,656)	$(4,059)	$(2,409)	$1,002	$76,184
Cumulative adjustment for accounting change related to DVA[2]	—	—	—	312	—	(312)	—	—	—	—
Net adjustment for accounting change related to consolidation[3]	—	—	—	—	—	—	—	—	106	106
Net income applicable to Morgan Stanley	—	—	—	1,134	—	—	—	—	—	1,134
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	23	23
Dividends	—	—	—	(378)	—	—	—	—	—	(378)
Shares issued under employee plans and related tax effects	—	—	(1,627)	—	452	—	1,945	(452)	—	318
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(976)	—	—	(976)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	730	—	—	55	785
Other net decreases	—	—	—	—	—	—	—	—	(21)	(21)
Balance at March 31, 2016	$7,520	$20	$22,526	$50,272	$2,861	$(1,238)	$(3,090)	$(2,861)	$1,165	$77,175

1.

 The cumulative adjustment relates to the adoption of the following accounting updates on January 1, 2017: Improvements to Employee Share-Based Payment Accounting, for which the  Firm recorded a cumulative catch-up adjustment to reflect its election to account for forfeitures as they occur (see Note 2 for further information); and Intra-Entity Transfers of Assets Other  Than Inventory, for which the Firm recorded a cumulative catch-up adjustment to reflect the tax impact from an intercompany sale of assets.

2.

 Debt valuation adjustment (“DVA”) represents the change in the fair value resulting from fluctuations in the Firm’s credit spreads and other credit factors related to liabilities carried at fair  value under the fair value option, primarily related to certain Long-term and Short-term borrowings. In accordance with the early adoption of a provision of the accounting update  Recognition and Measurement of Financial Assets and Financial Liabilities, a cumulative catch-up adjustment was recorded as of January 1, 2016 to move the cumulative unrealized DVA  amount, net of noncontrolling interests and tax, related to outstanding liabilities under the fair value option election from Retained earnings into Accumulated other comprehensive income  (loss) (“AOCI”). See Note 2 to the consolidated financial statements in the 2016 Form 10-K and Note 14 for further information.

3.

 In accordance with the accounting update Amendments to the Consolidation Analysis, a net adjustment was recorded as of January 1, 2016 to both consolidate and deconsolidate certain  entities under the new guidance. See Note 2 to the consolidated financial statements in the 2016 Form 10-K for further information.

March 2017 Form 10-Q	44	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2017	2016
Cash flows from operating activities
Net income	$1,971	$1,157
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from equity method investments	(9)	(15)
Compensation payable in common stock and options	269	217
Depreciation and amortization	434	415
Net gain on sale of available-for-sale securities	(2)	(12)
Impairment charges	5	8
Provision for credit losses on lending activities	25	128
Other operating adjustments	(74)	93
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(12,628)	5,814
Securities borrowed	13,433	2,003
Securities loaned	3,090	(2,218)
Customer and other receivables and other assets	(3,735)	899
Customer and other payables and other liabilities	(3,419)	2,192
Securities purchased under agreements to resell	(2,868)	(11,117)
Securities sold under agreements to repurchase	1,897	4,613
Net cash provided by (used for) operating activities	(1,611)	4,177

Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(350)	(315)
Changes in loans, net	(1,105)	(3,505)
Investment securities:
Purchases	(6,449)	(15,211)
Proceeds from sales	3,604	8,515
Proceeds from paydowns and maturities	2,071	1,536
Other investing activities	61	(136)
Net cash used for investing activities	(2,168)	(9,116)

Cash flows from financing activities
Net proceeds from (payments for):
Short-term borrowings	181	(1,064)
Noncontrolling interests	(2)	(5)
Other secured financings	199	(329)
Deposits	(3,754)	1,557
Proceeds from:
Derivatives financing activities	48	—
Issuance of preferred stock, net of issuance costs	994	—
Issuance of long-term borrowings	18,252	13,183
Payments for:
Long-term borrowings	(11,538)	(7,961)
Derivatives financing activities	—	(120)
Repurchases of common stock and employee tax withholdings	(1,161)	(976)
Cash dividends	(511)	(436)
Other financing activities	14	—
Net cash provided by financing activities	2,722	3,849
Effect of exchange rate changes on cash and cash equivalents	530	645
Net decrease in cash and cash equivalents	(527)	(445)
Cash and cash equivalents, at beginning of period	43,381	54,083
Cash and cash equivalents, at end of period	$42,854	$53,638

Cash and cash equivalents include:
Cash and due from banks	$22,081	$22,797
Interest bearing deposits with banks	20,773	30,841
Cash and cash equivalents, at end of period	$42,854	$53,638

Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $737 million and $613 million.

Cash payments for income taxes, net of refunds, were $262 million and $122 million.

See Notes to Consolidated Financial Statements	45	March 2017 Form 10-Q

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

A description of the clients and principal products and services of each of the Firm’s business segments is as follows:

Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions, and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing and market-making activities in equity and fixed income products, including prime brokerage services, global macro, credit and commodities products. Lending services include originating and/or purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending, financing extended to equities and commodities customers, and loans to municipalities. Other services include investment and research activities.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Firm’s consolidated financial statements and notes thereto included in the 2016 Form 10-K. Certain footnote disclosures included in the 2016 Form 10-K have been condensed or omitted from the consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

March 2017 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

For a discussion of the Firm’s involvement with VIEs and its significant regulated U.S. and international subsidiaries, see Notes 1 and 2 to the consolidated financial statements in the 2016 Form 10-K. See also Note 2 herein.

Consolidated Cash Flow Statements Presentation

The adoption of the accounting update, Amendments to the Consolidation Analysis on January 1, 2016 resulted in a net noncash increase in total assets of $126 million.

2. Significant Accounting Policies

For a detailed discussion about the Firm’s significant accounting policies, see Note 2 to the consolidated financial statements in the 2016 Form 10-K.

During the quarter ended March 31, 2017 (“current quarter”), other than the following, there were no significant updates made to the Firm’s significant accounting policies.

Accounting Standards Adopted

The Firm adopted the following accounting update on January 1, 2017.

•

Improvements to Employee Share-Based Payment Accounting. This accounting update simplifies the accounting for employee share-based payments, including the recognition of forfeitures, the classification of income tax consequences, and the classification within the consolidated cash flow statements.

Beginning in 2017, the income tax consequences related to share-based payments are required to be recognized in Provision for income taxes in the consolidated income statements upon the conversion of employee share-based awards instead of additional paid-in capital. The impact of the income tax consequences upon conversion of the awards may be either a benefit or a provision. Conversion of employee share-based awards to Firm shares will primarily occur in the first quarter of each year. The impact of recognizing excess tax benefits upon conversion of awards in the current quarter was a $112 million benefit to Provision for income taxes. The classification of cash flows from excess tax benefits was moved from the financing section to the operating section of the consolidated cash flow statements, and was applied on a retrospective basis.

In addition, this accounting update permits an entity to elect whether to continue to estimate the total forfeitures, or to account for forfeitures on an actual basis as they occur. The Firm has elected to account for forfeitures on an actual basis as they occur. This change is required to be applied using a modified retrospective approach, and upon adoption, the Firm recorded a cumulative catch-up adjustment, decreasing Retained earnings by approximately $30 million net of tax, increasing Additional paid-in capital by approximately $45 million and increasing deferred tax assets by approximately $15 million.

47	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

3. Fair Values

Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	At March 31, 2017
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$31,329	$—	$—	$—	$31,329
U.S. agency securities	3,373	23,297	42	—	26,712
Total U.S. government and agency securities	34,702	23,297	42	—	58,041
Other sovereign government obligations	14,772	5,662	65	—	20,499
Corporate and other debt:
State and municipal securities	—	2,280	55	—	2,335
Residential mortgage-, commercial mortgage- and asset-backed securities	—	1,868	216	—	2,084
Corporate bonds	—	14,633	445	—	15,078
Collateralized debt and loan obligations	—	365	78	—	443
Loans and lending commitments[1]	—	3,819	4,479	—	8,298
Other debt	—	1,282	194	—	1,476
Total corporate and other debt	—	24,247	5,467	—	29,714
Corporate equities[2]	130,005	450	309	—	130,764
Securities received as collateral	13,331	7	1	—	13,339
Derivative and other contracts:
Interest rate contracts	711	265,488	3,141	—	269,340
Credit contracts	—	9,947	360	—	10,307
Foreign exchange contracts	114	54,516	1	—	54,631
Equity contracts	1,182	39,335	1,933	—	42,450
Commodity and other contracts	2,376	7,058	4,121	—	13,555
Netting[3]	(3,583)	(307,242)	(1,967)	(49,853)	(362,645)
Total derivative and other contracts	800	69,102	7,589	(49,853)	27,638
Investments[4]	277	240	961	—	1,478
Physical commodities	—	107	—	—	107
Total trading assets[4]	193,887	123,112	14,434	(49,853)	281,580
Investment securities—AFS securities	28,328	32,838	—	—	61,166
Securities purchased under agreements to resell	—	102	—	—	102
Intangible assets	—	3	—	—	3
Total assets measured at fair value[5]	$222,215	$156,055	$14,434	$(49,853)	$342,851
Liabilities at Fair Value
Deposits	$—	$38	$56	$—	$94
Short-term borrowings	—	714	—	—	714
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	16,213	—	—	—	16,213
U.S. agency securities	568	202	—	—	770
Total U.S. government and agency securities	16,781	202	—	—	16,983
Other sovereign government obligations	26,974	3,072	—	—	30,046
Corporate and other debt:
Corporate bonds	—	6,723	34	—	6,757
Other debt	—	365	2	—	367
Total corporate and other debt	—	7,088	36	—	7,124
Corporate equities[2]	35,852	130	—	—	35,982
Obligation to return securities received as collateral	20,032	7	2	—	20,041
Derivative and other contracts:
Interest rate contracts	729	244,166	2,843	—	247,738
Credit contracts	—	11,074	711	—	11,785
Foreign exchange contracts	28	56,898	72	—	56,998
Equity contracts	903	42,913	1,716	—	45,532
Commodity and other contracts	2,504	5,732	2,618	—	10,854
Netting[3]	(3,583)	(307,242)	(1,967)	(33,388)	(346,180)
Total derivative and other contracts	581	53,541	5,993	(33,388)	26,727
Total trading liabilities	100,220	64,040	6,031	(33,388)	136,903
Securities sold under agreements to repurchase	—	584	148	—	732
Other secured financings	—	4,599	203	—	4,802
Long-term borrowings	36	38,499	2,092	—	40,627
Total liabilities measured at fair value[5]	$100,256	$108,474	$8,530	$(33,388)	$183,872

March 2017 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Level 1	Level 2	Level 3	Counterparty and Cash Collateral Netting	At December 31, 2016
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$25,457	$—	$—	$—	$25,457
U.S. agency securities	2,122	20,392	74	—	22,588
Total U.S. government and agency securities	27,579	20,392	74	—	48,045
Other sovereign government obligations	14,005	5,497	6	—	19,508
Corporate and other debt:
State and municipal securities	—	2,355	250	—	2,605
Residential mortgage-, commercial mortgage- and asset-backed securities	—	1,691	217	—	1,908
Corporate bonds	—	11,051	232	—	11,283
Collateralized debt and loan obligations	—	602	63	—	665
Loans and lending commitments[1]	—	3,580	5,122	—	8,702
Other debt	—	1,360	180	—	1,540
Total corporate and other debt	—	20,639	6,064	—	26,703
Corporate equities[2]	117,857	333	445	—	118,635
Securities received as collateral	13,717	19	1	—	13,737
Derivative and other contracts:
Interest rate contracts	1,131	300,406	1,373	—	302,910
Credit contracts	—	11,727	502	—	12,229
Foreign exchange contracts	231	74,921	13	—	75,165
Equity contracts	1,185	35,736	1,708	—	38,629
Commodity and other contracts	2,808	6,734	3,977	—	13,519
Netting[3]	(4,378)	(353,543)	(1,944)	(51,381)	(411,246)
Total derivative and other contracts	977	75,981	5,629	(51,381)	31,206
Investments[4]	237	197	958	—	1,392
Physical commodities	—	112	—	—	112
Total trading assets[4]	174,372	123,170	13,177	(51,381)	259,338
Investment securities—AFS securities	29,120	34,050	—	—	63,170
Securities purchased under agreements to resell	—	302	—	—	302
Intangible assets	—	3	—	—	3
Total assets measured at fair value[5]	$203,492	$157,525	$13,177	$(51,381)	$322,813
Liabilities at Fair Value
Deposits	$—	$21	$42	$—	$63
Short-term borrowings	—	404	2	—	406
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	10,745	—	—	—	10,745
U.S. agency securities	891	61	—	—	952
Total U.S. government and agency securities	11,636	61	—	—	11,697
Other sovereign government obligations	20,658	2,430	—	—	23,088
Corporate and other debt:
Corporate bonds	—	5,572	34	—	5,606
Other debt	—	549	2	—	551
Total corporate and other debt	—	6,121	36	—	6,157
Corporate equities[2]	37,611	29	34	—	37,674
Obligation to return securities received as collateral	20,236	25	1	—	20,262
Derivative and other contracts:
Interest rate contracts	1,244	285,379	953	—	287,576
Credit contracts	—	12,550	875	—	13,425
Foreign exchange contracts	17	75,510	56	—	75,583
Equity contracts	1,162	37,828	1,524	—	40,514
Commodity and other contracts	2,663	6,845	2,377	—	11,885
Netting[3]	(4,378)	(353,543)	(1,944)	(39,803)	(399,668)
Total derivative and other contracts	708	64,569	3,841	(39,803)	29,315
Physical commodities	—	1	—	—	1
Total trading liabilities	90,849	73,236	3,912	(39,803)	128,194
Securities sold under agreements to repurchase	—	580	149	—	729
Other secured financings	—	4,607	434	—	5,041
Long-term borrowings	47	36,677	2,012	—	38,736
Total liabilities measured at fair value[5]	$90,896	$115,525	$6,551	$(39,803)	$173,169

AFS—Available for sale

1.

 At March 31, 2017, loans held at fair value consisted of $6,244 million of corporate loans, $857 million of residential real estate loans and $1,197 million of wholesale real estate loans. At  December 31, 2016, loans held at fair value consisted of $7,217 million of corporate loans, $966 million of residential real estate loans and $519 million of wholesale real estate loans.

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

4.

 Amounts exclude certain investments that are measured at fair value using the net asset value (“NAV”) per share, which are not classified in the fair value hierarchy. For additional  disclosure about such investments, see “Fair Value of Investments Measured at NAV” herein.

5.

 Amounts exclude the unsettled fair value on long futures contracts of $799 million at March 31, 2017 and $784 million at December 31, 2016 included in Customer and other receivables in  the consolidated balance sheets and unsettled fair value of short futures contracts of $139 million at March 31, 2017 and $174 million at December 31, 2016 in Customer and other  payables in the consolidated balance sheets. These contracts are primarily: classified as Level 1 in the fair value hierarchy, actively traded, and valued based on quoted prices from the  exchange.

49	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the consolidated financial statements in the 2016 Form 10-K. During the current quarter there were no significant updates made to the Firm’s valuation techniques.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the current quarter and prior year quarter. Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the following tables do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Firm within the Level 1 and/or Level 2 categories.

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

$ in millions	Beginning Balance at December 31, 2016	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales	Issuances	Settlements[1]	Net Transfers	Ending Balance at March 31, 2017	Unrealized Gains (Losses) at March 31, 2017
Assets at Fair Value
Trading assets:
U.S. agency securities	$74	$—	$42	$(241)	$—	$—	$167	$42	$—
Other sovereign government obligations	6	—	61	(2)	—	—	—	65	—
Corporate and other debt:
State and municipal securities	250	—	2	(2)	—	—	(195)	55	—
Residential mortgage-, commercial mortgage- and asset backed securities	217	7	39	(56)	—	(11)	20	216	(1)
Corporate bonds	232	20	222	(97)	—	—	68	445	—
Collateralized debt and loan obligations	63	(2)	27	(9)	—	(1)	—	78	(1)
Loans and lending commitments	5,122	53	757	(555)	—	(985)	87	4,479	39
Other debt	180	3	13	(36)	—	—	34	194	4
Total corporate and other debt	6,064	81	1,060	(755)	—	(997)	14	5,467	41
Corporate equities	445	(1)	41	(105)	—	—	(71)	309	3
Securities received as collateral	1	—	—	—	—	—	—	1	—
Net derivative and other contracts[2]:
Interest rate contracts	420	(114)	46	—	(24)	16	(46)	298	(127)
Credit contracts	(373)	(25)	6	—	(5)	41	5	(351)	(33)
Foreign exchange contracts	(43)	(36)	1	—	—	11	(4)	(71)	(20)
Equity contracts	184	(144)	83	—	(121)	231	(16)	217	(81)
Commodity and other contracts	1,600	127	6	—	(28)	(69)	(133)	1,503	34
Total net derivative and other contracts	1,788	(192)	142	—	(178)	230	(194)	1,596	(227)
Investments	958	8	62	(3)	—	(66)	2	961	8

Liabilities at Fair Value
Deposits	$42	$(1)	$—	$—	$13	$—	$—	$56	$(1)
Short-term borrowings	2	—	—	—	—	(2)	—	—	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	34	(1)	(119)	101	—	—	17	34	(1)
Other debt	2	—	—	—	—	—	—	2	—
Total corporate and other debt	36	(1)	(119)	101	—	—	17	36	(1)
Corporate equities	34	12	(68)	25	—	—	21	—	—
Obligation to return securities received as collateral	1	—	—	1	—	—	—	2	—
Securities sold under agreements to repurchase	149	1	—	—	—	—	—	148	1
Other secured financings	434	(19)	—	—	13	(220)	(43)	203	(12)
Long-term borrowings	2,012	(59)	—	—	270	(163)	(86)	2,092	(58)

March 2017 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Beginning Balance at December 31, 2015	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales	Issuances	Settlements[1]	Net Transfers	Ending Balance at March 31, 2016	Unrealized Gains (Losses) at March 31, 2016
Assets at Fair Value
Trading assets:
U.S. agency securities	$—	$5	$—	$—	$—	$—	$3	$8	$5
Other sovereign government obligations	4	—	—	(2)	—	—	6	8	—
Corporate and other debt:
State and municipal securities	19	—	—	(15)	—	—	1	5	—
Residential mortgage-, commercial mortgage- and asset backed securities	438	(34)	20	(99)	—	—	30	355	(26)
Corporate bonds	267	44	17	(98)	—	—	(6)	224	28
Collateralized debt and loan obligations	430	(14)	114	(113)	—	—	(69)	348	(4)
Loans and lending commitments	5,936	(60)	952	(319)	—	(351)	27	6,185	(64)
Other debt	448	5	75	(9)	—	—	8	527	5
Total corporate and other debt	7,538	(59)	1,178	(653)	—	(351)	(9)	7,644	(61)
Corporate equities	433	11	78	(44)	—	—	(48)	430	6
Securities received as collateral	1	—	—	(1)	—	—	—	—	—
Net derivative and other contracts[2]:
Interest rate contracts	260	470	5	—	(14)	(30)	(522)	169	411
Credit contracts	(844)	28	—	—	—	67	26	(723)	24
Foreign exchange contracts	141	(61)	—	—	—	(105)	151	126	(38)
Equity contracts	(2,031)	(135)	137	—	(128)	294	31	(1,832)	(12)
Commodity and other contracts	1,050	73	9	—	(61)	(57)	186	1,200	68
Total net derivative and other contracts	(1,424)	375	151	—	(203)	169	(128)	(1,060)	453
Investments	707	(31)	365	(54)	—	(41)	(24)	922	(31)
Intangible assets	5	—	—	(1)	—	—	—	4	(1)

Liabilities at Fair Value
Deposits	$19	$(2)	$—	$—	$2	$—	$—	$23	$(2)
Short-term borrowings	1	—	—	—	—	(1)	—	—	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	—	(4)	(2)	9	—	—	(5)	6	(4)
Other debt	4	6	—	7	—	—	—	5	6
Total corporate and other debt	4	2	(2)	16	—	—	(5)	11	2
Corporate equities	17	(4)	(15)	13	—	—	12	31	(4)
Obligation to return securities received as collateral	1	—	—	—	—	—	—	1	—
Securities sold under agreements to repurchase	151	—	—	—	—	—	—	151	—
Other secured financings	461	(18)	—	—	47	(22)	(50)	454	(18)
Long-term borrowings	1,987	(46)	—	—	72	(79)	(228)	1,798	(45)

1.	Loan originations and consolidations of VIEs are included in purchases and deconsolidations of VIEs are included in settlements.
2.	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts.

51	March 2017 Form 10-Q

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

Valuation Techniques and Sensitivity of Unobservable Inputs Used in Recurring Level 3 Fair Value Measurements

	Predominant Valuation Techniques/Significant Unobservable Inputs	Range (Weighted Averages or Simple Averages/Median)[1]
$ in millions		At March 31, 2017	At December 31, 2016
Assets at Fair Value
U.S. agency securities ($42 million and $74 million)
Comparable pricing:	Comparable bond price	N/M	96 to 105 points (102 points)
Other sovereign government obligations ($65 million and $6 million)
Comparable pricing:	Comparable bond price	89 to 97 points (95 points)	N/M
State and municipal securities ($55 million and $250 million)
Comparable pricing:	Comparable bond price	54 to 91 points (57 points)	53 to 100 points (91 points)
Residential mortgage-, commercial mortgage- and asset-backed securities ($216 million and $217 million)
Comparable pricing:	Comparable bond price	0 to 106 points (34 points)	0 to 86 points (27 points)
Corporate bonds ($445 million and $232 million)
Comparable pricing:	Comparable bond price	3 to 125 points (79 points)	3 to 130 points (70 points)
Option model:	At the money volatility	17% to 34% (25%)	23% to 33% (30%)
Collateralized debt and loan obligations ($78 million and $63 million)
Comparable pricing:	Comparable bond price	0 to 80 points (41 points)	0 to 103 points (50 points)
Correlation model:	Credit correlation	39% to 47% (46%)	N/M
Loans and lending commitments ($4,479 million and $5,122 million)
Corporate loan model:	Credit spread	N/M	402 to 672 bps (557 bps)
Expected recovery:	Asset coverage	35% to 100% (85%)	43% to 100% (83%)
Option model:	Volatility skew	-1%	N/M
Margin loan model:	Discount rate	2% to 6% (3%)	2% to 8% (3%)
	Volatility skew	15% to 38% (22%)	21% to 63% (33%)
Comparable pricing:	Comparable loan price	45 to 105 points (96 points)	45 to 100 points (84 points)
Discounted cash flow:	Implied weighted average cost of capital	N/M	5%
	Capitalization rate	N/M	4% to 10% (4%)
Other debt ($194 million and $180 million)
Option model:	At the money volatility	17% to 52% (52%)	16% to 52% (52%)
Discounted cash flow:	Discount rate	8% to 12% (11%)	7% to 12% (11%)
Comparable pricing:	Comparable loan price	2 to 98 points (21 points)	1 to 74 points (23 points)
Corporate equities ($309 million and $445 million)
Comparable pricing:	Comparable equity price	100%	100%
Net derivative and other contracts[2]:
Interest rate contracts ($298 million and $420 million)
Option model:	Interest rate - Foreign exchange correlation	N/M	28% to 58% (44% / 43%)
	Interest rate volatility skew	28% to 97% (58% / 59%)	19% to 117% (55% / 56%)
	Interest rate quanto correlation	N/M	-17% to 31% (1% / -5%)
	Interest rate curve correlation	N/M	28% to 96% (68% / 72%)
	Inflation volatility	24% to 63% (44% / 41%)	23% to 55% (40% / 39%)
	Interest rate curve	1%	N/M

March 2017 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

	Predominant Valuation Techniques/Significant Unobservable Inputs	Range (Weighted Averages or Simple Averages/Median)[1]
$ in millions		At March 31, 2017	At December 31, 2016
Credit contracts ($(351) million and $(373) million)
Comparable pricing:	Cash synthetic basis	5 to 12 points (11 points)	5 to 12 points (11 points)
	Comparable bond price	0 to 70 points (22 points)	0 to 70 points (23 points)
Correlation model:	Credit correlation	39% to 76% (53%)	32% to 70% (45%)
Foreign exchange contracts[3] ($(71) million and $(43) million)
Option model:	Interest rate - Foreign exchange correlation	28% to 57% (44% / 43%)	28% to 58% (44% / 43%)
	Interest rate volatility skew	28% to 97% (58% / 59%)	34% to 117% (55% / 56%)
	Interest rate quanto correlation	-15% to 28% (2% / -3%)	-17% to 31% (1% / -5%)
Equity contracts[3] ($217 million and $184 million)
Option model:	At the money volatility	13% to 49% (39%)	7% to 66% (33%)
	Volatility skew	-4% to 0% (-1%)	-4% to 0% (-1%)
	Equity - Equity correlation	5% to 99% (77%)	25% to 99% (73%)
	Equity - Foreign exchange correlation	-70% to 30% (-31%)	-63% to 30% (-43%)
	Equity - Interest rate correlation	-7% to 52% (14% / 7%)	-8% to 52% (12% / 4%)
Commodity and other contracts ($1,503 million and $1,600 million)
Option model:	Forward power price	$0 to $82 ($31) per MWh	$7 to $90 ($32) per MWh
	Commodity volatility	6% to 93% (18%)	6% to 130% (18%)
	Cross-commodity correlation	5% to 99% (92%)	5% to 99% (92%)
Investments ($961 million and $958 million)
Discounted cash flow:	Implied weighted average cost of capital	N/M	10%
	Exit multiple	9 times	10 to 24 times (11 times)
Market approach:	EBITDA multiple	6 to 24 times (12 times)	6 to 24 times (12 times)
Comparable pricing:	Comparable equity price	75% to 100% (91%)	75% to 100% (93%)
Liabilities at Fair Value
Deposits ($56 million and $42 million)
Option model:	At the money volatility	16% to 44% (29%)	N/M
	Volatility skew	-1% to 0% (-1%)	N/M
Securities sold under agreements to repurchase ($148 million and $149 million)
Discounted cash flow:	Funding spread	131 to 143 bps (135 bps)	118 to 127 bps (121 bps)
Other secured financings ($203 million and $434 million)
Discounted cash flow:	Funding spread	36 to 81 bps (58 bps)	63 to 92 bps (78 bps)
Option model:	Volatility skew	-1%	-1%
Discounted cash flow:	Discount rate	N/M	4%
Long-term borrowings ($2,092 million and $2,012 million)
Option model:	At the money volatility	6% to 44% (29%)	7% to 42% (30%)
	Volatility skew	-2% to 0% (-1%)	-2% to 0% (-1%)
	Equity - Equity correlation	27% to 94% (66%)	35% to 99% (84%)
	Equity - Foreign exchange correlation	-85% to 10% (-34%)	-63% to 13% (-40%)
Option model:	Interest rate volatility skew	25%	25%
	Equity volatility discount	9% to 11% (10% / 10%)	7% to 11% (10% / 10%)
Comparable pricing:	Comparable equity price	100%	N/M

bps—Basis points. A basis point equals 1/100th of 1%.

Points—Percentage of par

MWh—Megawatt hours

EBITDA—Earnings before interest, taxes, depreciation and amortization

N/M—Not Meaningful

1.	Amounts represent weighted averages except where simple averages and the median of the inputs are provided when more relevant.
2.

 Credit valuation adjustment (“CVA”) and funding valuation adjustments (“FVA”) are included in the balance but excluded from the Valuation Technique(s) and  Significant Unobservable Inputs in the previous table. CVA is a Level 3 input when the underlying counterparty credit curve is unobservable. FVA is a Level 3  input in its entirety given the lack of observability of funding spreads in the principal market.

3.	Includes derivative contracts with multiple risks (i.e., hybrid products).

53	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

For a description of the Firm’s significant unobservable inputs for all major categories of assets and liabilities, see Note 3 to the consolidated financial statements in the 2016 Form 10-K. During the current quarter there were no significant updates made to the Firm’s significant unobservable inputs.

Fair Value of Investments Measured at NAV

For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV, see Note 3 to the consolidated financial statements in the 2016 Form 10-K.

Investments in Certain Funds Measured at NAV per Share

	At March 31, 2017		At December 31, 2016
$ in millions	Fair Value	Commitment	Fair Value	Commitment
Private equity funds	$1,585	$335	$1,566	$335
Real estate funds	1,031	157	1,103	136
Hedge funds	145	4	147	4
Total	$2,761	$496	$2,816	$475

Nonredeemable Funds by Contractual Maturity

	Fair Value at March 31, 2017
$ in millions	Private Equity	Real Estate
Less than 5 years	$275	$68
5-10 years	745	641
Over 10 years	565	322
Total	$1,585	$1,031

Restrictions

Investments in hedge funds may be subject to initial period lock-up or gate provisions. A lock-up provision is a provision that provides that during a certain initial period an investor may not make a withdrawal from the fund. A gate provision restricts the amount of redemption that an investor can demand on any redemption date.

Hedge Funds Redemption Frequency

Fair Value At March 31, 2017
Quarterly	66%
Every six months	—%
Greater than six months	18%
Subject to lock-up provisions[1]	16%

1.	The remaining restriction period for these investments was primarily over three years.

The redemption notice periods for hedge funds were primarily greater than six months. Hedge fund investments representing approximately 20% of the fair value cannot be redeemed as of March 31, 2017 because a gate provision has been imposed by the hedge fund manager primarily for indefinite periods.

Fair Value Option

The Firm elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.

Earnings Impact of Instruments under the Fair Value Option

$ in millions	Trading Revenues	Interest Income (Expense)	Net Revenues
Three Months Ended March 31, 2017
Securities purchased under agreements to resell	$—	$1	$1
Deposits[1]	(1)	—	(1)
Short-term borrowings[1]	(15)	—	(15)
Securities sold under agreements to repurchase[1]	2	(4)	(2)
Long-term borrowings[1]	(1,610)	(119)	(1,729)

Three Months Ended March 31, 2016
Securities purchased under agreements to resell	$—	$2	$2
Deposits[1]	(2)	—	(2)
Short-term borrowings[1]	45	—	45
Securities sold under agreements to repurchase[1]	(9)	(2)	(11)
Long-term borrowings[1]	(965)	(139)	(1,104)

1.

Gains (losses) in the current quarter and prior year quarter are mainly attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for short-term and long-term borrowings before the impact of related hedges.

The amounts in the previous table are included within Net revenues and do not reflect any gains or losses on related hedging instruments. In addition to the amounts in the previous table, as discussed in Note 2 to the consolidated financial statements in the 2016 Form 10-K, instruments within Trading assets or Trading liabilities are measured at fair value.

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended March 31,
	2017		2016
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Short-term and long-term borrowings[1]	$(4)	$14	$41	$319
Securities sold under agreements to repurchase[1]	—	(3)	—	4
Loans and other debt[2]	(3)	—	(100)	—
Lending commitments[3]	—	—	1	—

OCI—Other	comprehensive income (loss)
1.

Unrealized DVA gains (losses) are recorded in OCI and when such gains (losses) are realized in Trading revenues. The cumulative pre-tax impact of changes in the Firm’s DVA recognized in AOCI were unrealized losses of $910 million and

March 2017 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

$921 million at March 31, 2017 and December 31, 2016, respectively. See Note 2 to the consolidated financial statements in the 2016 Form 10-K and Note 14 for further information.
2.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
3.	Gains (losses) on lending commitments were generally determined based on the difference between estimated expected client yields and contractual yields at each respective period-end.

Short-Term and Long-Term Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At March 31, 2017	At December 31, 2016
Business Unit Responsible for Risk Management
Equity	$22,479	$21,066
Interest rates	16,698	16,051
Foreign exchange	1,297	1,114
Credit	636	647
Commodities	231	264
Total	$41,341	$39,142

Net Difference of Contractual Principal Amount Over Fair Value

$ in millions	At March 31, 2017	At December 31, 2016
Loans and other debt[1]	$13,826	$13,495
Loans 90 or more days past due and/or on nonaccrual status[1]	11,816	11,502
Short-term and long-term borrowings[2]	838	720

1.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.
2.	Short-term and long-term borrowings do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.

Fair Value of Loans on Nonaccrual Status

$ in millions	At March 31, 2017	At December 31, 2016
Aggregate fair value of loans on nonaccrual status[1]	$1,229	$1,536

1.	Includes all loans 90 or more days past due in the amount of $562 million and $787 million at March 31, 2017 and December 31, 2016, respectively.

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Gains and (Losses)

	Three Months Ended March 31,
$ in millions	2017[1]	2016[1]
Assets
Loans[2]	$32	$(80)
Other Assets—Other investments[3]	—	(3)
Other assets—Premises, equipment and software costs[4]	(5)	(5)
Total	$27	$(88)
Liabilities
Other liabilities and accrued expenses[2]	$11	$(20)
Total	$11	$(20)

1.

Gains and losses for Loans and Other assets—Other investments are classified in Other revenues. For other items, gains and losses are recorded in Other revenues if the item is held for sale, otherwise Other expenses.

2.

Non-recurring changes in the fair value of loans and lending commitments were calculated as follows: for the held for investment category, based on the value of the underlying collateral; for the held for sale category, based on recently executed transactions, market price quotations, valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments, or default recovery analysis where such transactions and quotations are unobservable.

3.

Losses related to Other assets—Other investments were determined using techniques that included discounted cash flow models, methodologies that incorporate multiples of certain comparable companies and recently executed transactions.

4.	Losses related to Other assets—Premises, equipment and software costs were determined using techniques that included a default recovery analysis and recently executed transactions.

55	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Carrying and Fair Values

	At March 31, 2017
	Carrying Value	Fair Value by Level
$ in millions		Level 2	Level 3
Assets
Loans	$4,062	$2,233	$1,829
Other assets—Premises, equipment and software costs	45	—	45
Total assets	$4,107	$2,233	$1,874
Liabilities
Other liabilities and accrued expenses	$208	$163	$45
Total liabilities	$208	$163	$45

	At December 31, 2016
	Carrying Value	Fair Value by Level
$ in millions		Level 2	Level 3
Assets
Loans	$4,913	$2,470	$2,443
Other assets—Other investments	123	—	123
Other assets—Premises, equipment and software costs	25	22	3
Total assets	$5,061	$2,492	$2,569
Liabilities
Other liabilities and accrued expenses	$226	$166	$60
Total liabilities	$226	$166	$60

Financial Instruments Not Measured at Fair Value

	At March 31, 2017
	Carrying Value		Fair Value by Level
$ in millions		Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$22,081	$22,081	$22,081	$—	$—
Interest bearing deposits with banks	20,773	20,773	20,773	—	—
Investment securities—HTM securities	19,973	19,517	7,409	12,073	35
Securities purchased under agreements to resell	104,721	104,718	—	101,077	3,641
Securities borrowed	111,803	111,804	—	111,793	11
Customer and other receivables[1]	42,923	42,771	—	38,652	4,119
Loans[2]	95,953	96,882	—	21,956	74,926
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	36,027	36,027	36,027	—	—

Financial Liabilities
Deposits	$152,015	$152,015	$—	$152,015	$—
Short-term borrowings	408	408	—	408	—
Securities sold under agreements to repurchase	55,793	55,830	—	52,647	3,183
Securities loaned	18,934	18,949	—	18,949	—
Other secured financings	7,050	7,359	—	5,989	1,370
Customer and other payables[1]	185,861	185,861	—	185,861	—
Long-term borrowings	132,061	136,613	—	136,561	52

March 2017 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
	Carrying Value	Fair Value	Fair Value by Level
$ in millions			Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$22,017	$22,017	$22,017	$—	$—
Interest bearing deposits with banks	21,364	21,364	21,364	—	—
Investment securities—HTM securities	16,922	16,453	5,557	10,896	—
Securities purchased under agreements to resell	101,653	101,655	—	97,825	3,830
Securities borrowed	125,236	125,240	—	125,093	147
Customer and other receivables[1]	41,679	41,537	—	36,962	4,575
Loans[2]	94,248	95,027	—	20,906	74,121
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	33,979	33,979	33,979	—	—

Financial Liabilities
Deposits	$155,800	$155,800	$—	$155,800	$—
Short-term borrowings	535	535	—	535	—
Securities sold under agreements to repurchase	53,899	53,913	—	50,941	2,972
Securities loaned	15,844	15,853	—	15,853	—
Other secured financings	6,077	6,082	—	4,792	1,290
Customer and other payables[1]	187,497	187,497	—	187,497	—
Long-term borrowings	126,039	129,877	—	129,826	51

HTM—Held	to maturity
1.	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
2.	Amounts include loans measured at fair value on a non-recurring basis.

At March 31, 2017 and December 31, 2016, notional amounts of approximately $95.8 billion and $97.4 billion, respectively, of the Firm’s lending commitments were held for investment and held for sale, which are not included in the previous table. The estimated fair value of such lending commitments was a liability of $1,020 million and $1,241 million at March 31, 2017 and December 31, 2016, respectively. Had these commitments been accounted for at fair value, $773 million would have been categorized in Level 2 and $247 million in Level 3 at March 31, 2017, and $973 million would have been categorized in Level 2 and $268 million in Level 3 at December 31, 2016.

The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers. For further discussion of the contents and valuation techniques of financial instruments not measured at fair value, see Note 3 to the consolidated financial statements in the 2016 Form 10-K. During the current quarter there were no significant updates made to the Firm’s valuation techniques for financial instruments not measured at fair value.

57	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

4. Derivative Instruments and Hedging Activities

Derivative Assets and Liabilities

	Derivative Assets at March 31, 2017
	Fair Value				Notional
$ in millions	Bilateral OTC	Cleared OTC[1]	Exchange- Traded	Total	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$1,657	$820	$—	$2,477	$27,122	$36,990	$—	$64,112
Foreign exchange contracts	85	—	—	85	3,813	182	—	3,995
Total	1,742	820	—	2,562	30,935	37,172	—	68,107
Not designated as accounting hedges[2]
Interest rate contracts	192,196	74,339	328	266,863	3,656,253	7,727,169	3,283,925	14,667,347
Credit contracts	8,175	2,132	—	10,307	320,933	117,347	—	438,280
Foreign exchange contracts	53,599	833	114	54,546	1,750,588	65,727	8,944	1,825,259
Equity contracts	22,861	—	19,589	42,450	360,979	—	298,373	659,352
Commodity and other contracts	10,566	—	2,989	13,555	69,295	—	105,042	174,337
Total	287,397	77,304	23,020	387,721	6,158,048	7,910,243	3,696,284	17,764,575
Total gross derivatives[3]	$289,139	$78,124	$23,020	$390,283	$6,188,983	$7,947,415	$3,696,284	$17,832,682
Amounts offset
Counterparty netting	(223,493)	(72,943)	(20,224)	(316,660)
Cash collateral netting	(41,542)	(4,443)	—	(45,985)
Total in Trading assets	$24,104	$738	$2,796	$27,638
Amounts not offset[4]
Financial instruments collateral	(9,470)	—	—	(9,470)
Other cash collateral	(6)	—	—	(6)
Net amounts	$14,628	$738	$2,796	$18,162

	Derivative Liabilities at March 31, 2017
	Fair Value				Notional
$ in millions	Bilateral OTC	Cleared OTC[1]	Exchange- Traded	Total	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$113	$900	$—	$1,013	$2,024	$72,421	$—	$74,445
Foreign exchange contracts	46	62	—	108	4,746	1,621	—	6,367
Total	159	962	—	1,121	6,770	74,042	—	80,812
Not designated as accounting hedges[2]
Interest rate contracts	177,007	69,485	233	246,725	3,511,380	4,998,316	1,254,328	9,764,024
Credit contracts	9,646	2,139	—	11,785	352,018	94,441	—	446,459
Foreign exchange contracts	55,802	1,060	28	56,890	1,801,720	70,452	18,703	1,890,875
Equity contracts	26,475	—	19,057	45,532	377,069	—	311,062	688,131
Commodity and other contracts	7,861	—	2,993	10,854	77,687	—	87,168	164,855
Total	276,791	72,684	22,311	371,786	6,119,874	5,163,209	1,671,261	12,954,344
Total gross derivatives[3]	$276,950	$73,646	$22,311	$372,907	$6,126,644	$5,237,251	$1,671,261	$13,035,156
Amounts offset
Counterparty netting	(223,493)	(72,943)	(20,224)	(316,660)
Cash collateral netting	(28,980)	(540)	—	(29,520)
Total in Trading liabilities	$24,477	$163	$2,087	$26,727
Amounts not offset[4]
Financial instruments collateral	(7,196)	—	(328)	(7,524)
Other cash collateral	(34)	(163)	—	(197)
Net amounts	$17,247	$—	$1,759	$19,006

March 2017 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

	Derivative Assets at December 31, 2016
	Fair Value				Notional
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$1,924	$1,049	$—	$2,973	$30,280	$37,632	$—	$67,912
Foreign exchange contracts	249	18	—	267	6,400	339	—	6,739
Total	2,173	1,067	—	3,240	36,680	37,971	—	74,651
Not designated as accounting hedges[5]
Interest rate contracts	200,336	99,217	384	299,937	3,586,279	6,224,104	2,585,772	12,396,155
Credit contracts	9,837	2,392	—	12,229	332,641	111,954	—	444,595
Foreign exchange contracts	73,645	1,022	231	74,898	1,579,718	51,775	13,038	1,644,531
Equity contracts	20,710	—	17,919	38,629	337,791	—	241,837	579,628
Commodity and other contracts	9,792	—	3,727	13,519	67,216	—	79,670	146,886
Total	314,320	102,631	22,261	439,212	5,903,645	6,387,833	2,920,317	15,211,795
Total gross derivatives[3]	$316,493	$103,698	$22,261	$442,452	$5,940,325	$6,425,804	$2,920,317	$15,286,446
Amounts offset
Counterparty netting	(243,488)	(100,477)	(19,607)	(363,572)
Cash collateral netting	(45,875)	(1,799)	—	(47,674)
Total in Trading assets	$27,130	$1,422	$2,654	$31,206
Amounts not offset[4]
Financial instruments collateral	(10,293)	—	—	(10,293)
Other cash collateral	(124)	—	—	(124)
Net amounts	$16,713	$1,422	$2,654	$20,789

	Derivative Liabilities at December 31, 2016
	Fair Value				Notional
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$77	$647	$—	$724	$2,024	$51,934	$—	$53,958
Foreign exchange contracts	15	25	—	40	1,480	1,071	—	2,551
Total	92	672	—	764	3,504	53,005	—	56,509
Not designated as accounting hedges[5]
Interest rate contracts	183,063	103,392	397	286,852	3,461,927	6,086,774	896,971	10,445,672
Credit contracts	11,024	2,401	—	13,425	358,927	96,397	—	455,324
Foreign exchange contracts	74,575	952	16	75,543	1,556,918	47,647	14,338	1,618,903
Equity contracts	22,531	—	17,983	40,514	320,520	—	272,669	593,189
Commodity and other contracts	8,303	—	3,582	11,885	77,527	—	59,387	136,914
Total	299,496	106,745	21,978	428,219	5,775,819	6,230,818	1,243,365	13,250,002
Total gross derivatives[3]	$299,588	$107,417	$21,978	$428,983	$5,779,323	$6,283,823	$1,243,365	$13,306,511
Amounts offset
Counterparty netting	(243,488)	(100,477)	(19,607)	(363,572)
Cash collateral netting	(30,405)	(5,691)	—	(36,096)
Total in Trading liabilities	$25,695	$1,249	$2,371	$29,315
Amounts not offset[4]
Financial instruments collateral	(7,638)	—	(585)	(8,223)
Other cash collateral	(10)	(1)	—	(11)
Net amounts	$18,047	$1,248	$1,786	$21,081

59	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

OTC—Over-the-counter

1.

 Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook for cleared OTC derivatives, resulting in the characterization of  variation margin transfers as settlement payments as opposed to cash posted as collateral. As a result, at March 31, 2017, the cleared OTC gross derivative  assets and liabilities, and related counterparty and cash collateral netting amounts in total decreased by $13.1 billion and $20.3 billion, respectively.

2.

 Notional amounts include gross notionals related to open long and short futures contracts of $2,671 billion and $677 billion, respectively. The unsettled fair value  on these futures contracts (excluded from this table) of $799 million and $139 million is included in Customer and other receivables and Customer and other  payables, respectively, in the consolidated balance sheets.

3.

 Amounts include transactions that are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Firm  has not determined the agreements to be legally enforceable as follows: $3.0 billion of derivative assets and $3.4 billion of derivative liabilities at March 31, 2017  and $3.7 billion of derivative assets and $3.5 billion of derivative liabilities at December 31, 2016.

4.

 Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default  but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

5.

 Notional amounts include gross notionals related to open long and short futures contracts of $2,088 billion and $332 billion, respectively. The unsettled fair value  on these futures contracts (excluded from this table) of $784 million and $174 million is included in Customer and other receivables and Customer and other  payables, respectively, in the consolidated balance sheets.

For information related to offsetting of certain collateralized transactions, see Note 6. For a discussion of the Firm’s derivative instruments and hedging activities, see Note 4 to the consolidated financial statements in the 2016 Form 10-K.

Gains (Losses) on Fair Value Hedges

	Gains (Losses) Recognized in Interest Expense
	Three Months Ended March 31,
$ in millions	2017	2016
Derivatives	$(805)	$2,150
Borrowings	717	(2,289)
Total	$(88)	$(139)

Gains (Losses) on Effective Portion of Net Investment Hedges

	Gains (Losses) Recognized in OCI
	Three Months Ended March 31,
$ in millions	2017	2016
Foreign exchange contracts[1]	$(205)	$(224)

1.

Losses of $9 million in the current quarter and $20 million in the prior year quarter recognized in Interest income were related to the forward points on the hedging instruments that were excluded from hedge effectiveness testing.

Trading Revenues by Product Type

	Three Months Ended March 31,
$ in millions	2017	2016
Interest rate contracts	$594	306
Foreign exchange contracts	235	237
Equity security and index contracts[1]	1,641	1,330
Commodity and other contracts	189	(144)
Credit contracts	576	336
Total trading revenues	$3,235	$2,065

1.	Dividend income is included within equity security and index contracts.

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

March 2017 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

OTC Derivative Products—Trading Assets

Counterparty Credit Rating and Remaining Maturity of OTC Derivative Assets

	Fair Value at March 31, 2017[1]
	Contractual Years to Maturity				Cross-Maturity and Cash Collateral Netting[2]	Net Amounts Post-cash Collateral	Net Amounts Post- collateral[3]
$ in millions	Less than 1	1-3	3-5	Over 5
Credit Rating[4]
AAA	$190	$424	$521	$3,403	$(3,525)	$1,013	$964
AA	1,412	2,096	2,944	11,209	(12,512)	5,149	2,589
A	6,173	5,756	4,489	20,006	(28,091)	8,333	4,921
BBB	4,040	2,552	2,385	12,474	(15,094)	6,357	4,812
Non-investment grade	2,490	1,798	2,107	2,099	(4,510)	3,984	2,080
Total	$14,305	$12,626	$12,446	$49,191	$(63,732)	$24,836	$15,366

	Fair Value at December 31, 2016[1]
	Contractual Years to Maturity				Cross-Maturity and Cash Collateral Netting[2]	Net Amounts Post-cash Collateral	Net Amounts Post- collateral[3]
$ in millions	Less than 1	1-3	3-5	Over 5
Credit Rating[4]
AAA	$150	$428	$918	$2,931	$(3,900)	$527	$485
AA	3,177	2,383	2,942	10,194	(11,813)	6,883	4,114
A	9,244	6,676	5,495	21,322	(31,425)	11,312	6,769
BBB	4,423	3,085	2,434	13,023	(16,629)	6,336	4,852
Non-investment grade	2,283	1,702	1,722	1,794	(4,131)	3,370	1,915
Total	$19,277	$14,274	$13,511	$49,264	$(67,898)	$28,428	$18,135

1.	Fair values shown represent the Firm’s net exposure to counterparties related to its OTC derivative products.
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

Net Derivative Liabilities and Collateral Posted

$ in millions	At March 31, 2017	At December 31, 2016
Net derivative liabilities with credit risk-related contingent features	$20,202	$22,939
Collateral posted	15,672	17,040

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

Incremental Collateral or Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At March 31, 2017[1]
One-notch downgrade	$ 1,231
Two-notch downgrade	517

1.

Amounts include $998 million related to bilateral arrangements between the Firm and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are used by the Firm to manage the risk of counterparty downgrades.

61	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

For further information on credit derivatives and other credit contracts, see Note 4 to the consolidated financial statements in the 2016 Form 10-K.

Protection Sold and Purchased with Credit Default Swaps

	At March 31, 2017
	Protection Sold		Protection Purchased
$ in millions	Notional	Fair Value (Asset)/ Liability	Notional	Fair Value (Asset)/ Liability
Credit default swaps
Single name	$238,136	$(1,560)	$245,347	$1,807
Index and basket	149,364	246	146,154	(617)
Tranched index and basket	31,813	(801)	73,925	2,403
Total	$419,313	$(2,115)	$465,426	$3,593
Single name and non-tranched index and basket with identical underlying reference obligations	$387,259	—	$390,127	—

	At December 31, 2016
	Protection Sold		Protection Purchased
$ in millions	Notional	Fair Value (Asset)/ Liability	Notional	Fair Value (Asset)/ Liability
Credit default swaps
Single name	$266,918	$(753)	$269,623	$826
Index and basket	130,383	374	122,061	(481)
Tranched index and basket	32,429	(670)	78,505	1,900
Total	$429,730	$(1,049)	$470,189	$2,245
Single name and non-tranched index and basket with identical underlying reference obligations	$395,536	—	$389,221	—

March 2017 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

Credit Ratings of Reference Obligation and Maturities of Credit Protection Sold

	At March 31, 2017
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability[1]
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name credit default swaps[2]
Investment grade	$74,614	$61,540	$29,165	$11,198	$176,517	$(1,300)
Non-investment grade	29,931	21,966	8,241	1,481	61,619	(260)
Total single name credit default swaps	104,545	83,506	37,406	12,679	238,136	(1,560)
Index and basket credit default swaps[2]
Investment grade	26,694	20,430	37,091	23,647	107,862	(862)
Non-investment grade	25,381	22,829	11,314	13,791	73,315	307
Total index and basket credit default swaps	52,075	43,259	48,405	37,438	181,177	(555)
Total credit default swaps sold	$156,620	$126,765	$85,811	$50,117	$419,313	$(2,115)
Other credit contracts	52	1	—	199	252	(7)
Total credit derivatives and other credit contracts	$156,672	$126,766	$85,811	$50,316	$419,565	$(2,122)

	At December 31, 2016
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability[1]
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name credit default swaps[2]
Investment grade	$79,449	$70,796	$34,529	$10,293	$195,067	$(1,060)
Non-investment grade	34,571	25,820	10,436	1,024	71,851	307
Total single name credit default swaps	$114,020	$96,616	$44,965	$11,317	$266,918	$(753)
Index and basket credit default swaps[2]
Investment grade	$26,530	$21,388	$35,060	$9,096	$92,074	$(846)
Non-investment grade	26,135	22,983	11,759	9,861	70,738	550
Total index and basket credit default swaps	$52,665	$44,371	$46,819	$18,957	$162,812	$(296)
Total credit default swaps sold	$166,685	$140,987	$91,784	$30,274	$429,730	$(1,049)
Other credit contracts	49	6	—	215	270	—
Total credit derivatives and other credit contracts	$166,734	$140,993	$91,784	$30,489	$430,000	$(1,049)

1.	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
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

63	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

5. Investment Securities

The following tables present information about the Firm’s AFS securities, which are carried at fair value, and HTM securities, which are carried at amortized cost. The net unrealized gains or losses on AFS securities are reported on an after-tax basis as a component of AOCI.

AFS and HTM Securities

	At March 31, 2017
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$26,631	$2	$495	$26,138
U.S. agency securities[1]	22,884	31	250	22,665
Total U.S. government and agency securities	49,515	33	745	48,803
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,648	1	45	1,604
Non-agency	2,186	10	13	2,183
Auto loan asset-backed securities	1,271	—	2	1,269
Corporate bonds	3,528	10	16	3,522
Collateralized loan obligations	540	—	—	540
FFELP student loan asset- backed securities[2]	3,264	6	32	3,238
Total corporate and other debt	12,437	27	108	12,356
Total AFS debt securities	61,952	60	853	61,159
AFS equity securities	15	—	8	7
Total AFS securities	61,967	60	861	61,166
HTM securities
U.S. government securities:
U.S. Treasury securities	7,664	6	261	7,409
U.S. agency securities[1]	12,274	7	208	12,073
Corporate and other debt:
Commercial mortgage-backed securities:
Non-agency	35	—	—	35
Total HTM securities	19,973	13	469	19,517
Total Investment securities	$81,940	$73	$1,330	$80,683

	At December 31, 2016
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$28,371	$1	$545	$27,827
U.S. agency securities[1]	22,348	14	278	22,084
Total U.S. government and agency securities	50,719	15	823	49,911
Corporate and other debt:
Commercial mortgage- backed securities:
Agency	1,850	2	44	1,808
Non-agency	2,250	11	16	2,245
Auto loan asset-backed securities	1,509	1	1	1,509
Corporate bonds	3,836	7	22	3,821
Collateralized loan obligations	540	—	1	539
FFELP student loan asset- backed securities[2]	3,387	5	61	3,331
Total corporate and other debt	13,372	26	145	13,253
Total AFS debt securities	64,091	41	968	63,164
AFS equity securities	15	—	9	6
Total AFS securities	64,106	41	977	63,170
HTM securities
U.S. government securities:
U.S. Treasury securities	5,839	1	283	5,557
U.S. agency securities[1]	11,083	1	188	10,896
Total HTM securities	16,922	2	471	16,453
Total Investment securities	$81,028	$43	$1,448	$79,623

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
2.	FFELP—Federal Family Education Loan Program. Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

March 2017 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$23,809	$495	$—	$—	$23,809	$495
U.S. agency securities	13,419	250	—	—	13,419	250
Total U.S. government and agency securities	37,228	745	—	—	37,228	745
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,165	45	—	—	1,165	45
Non-agency	594	9	564	4	1,158	13
Auto loan asset-backed securities	1,047	2	103	—	1,150	2
Corporate bonds	1,601	15	112	1	1,713	16
Collateralized loan obligations	178	—	240	—	418	—
FFELP student loan asset-backed securities	2,321	32	—	—	2,321	32
Total corporate and other debt	6,906	103	1,019	5	7,925	108
Total AFS debt securities	44,134	848	1,019	5	45,153	853
AFS equity securities	7	8	—	—	7	8
Total AFS securities	44,141	856	1,019	5	45,160	861
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	5,328	261	—	—	5,328	261
U.S. agency securities	10,585	208	—	—	10,585	208
Total HTM securities	15,913	469	—	—	15,913	469
Total Investment securities	$60,054	$1,325	$1,019	$5	$61,073	$1,330

65	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$25,323	$545	$—	$—	$25,323	$545
U.S. agency securities	16,760	278	125	—	16,885	278
Total U.S. government and agency securities	42,083	823	125	—	42,208	823
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,245	44	—	—	1,245	44
Non-agency	763	11	594	5	1,357	16
Auto loan asset-backed securities	659	1	123	—	782	1
Corporate bonds	2,050	21	142	1	2,192	22
Collateralized loan obligations	178	—	239	1	417	1
FFELP student loan asset-backed securities	2,612	61	—	—	2,612	61
Total corporate and other debt	7,507	138	1,098	7	8,605	145
Total AFS debt securities	49,590	961	1,223	7	50,813	968
AFS equity securities	6	9	—	—	6	9
Total AFS securities	49,596	970	1,223	7	50,819	977
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	5,057	283	—	—	5,057	283
U.S. agency securities	10,612	188	—	—	10,612	188
Total HTM securities	15,669	471	—	—	15,669	471
Total Investment securities	$65,265	$1,441	$1,223	$7	$66,488	$1,448

March 2017 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

As discussed in Note 2 to the consolidated financial statements in the 2016 Form 10-K, AFS and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Firm’s ongoing assessment of temporary versus other-than-temporarily impaired at the individual securities level.

The Firm believes there are no securities in an unrealized loss position that are other-than-temporarily-impaired at March 31, 2017 and December 31, 2016 for the reasons discussed herein.

For AFS debt securities, the Firm does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of amortized cost basis. For AFS and HTM debt securities, the securities have not experienced credit losses as the net unrealized losses reported in the previous table are primarily due to higher interest rates since those securities were purchased.

Additionally, the Firm does not expect to experience a credit loss based on consideration of the relevant information (as discussed in Note 2 to the consolidated financial statements in the 2016 Form 10-K), including for U.S. government and agency securities, the existence of an explicit and implicit guarantee provided by the U.S. government. The risk of credit loss on securities in an unrealized loss position is considered minimal because the Firm’s U.S. government and agency securities, as well as asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”), are highly rated and because corporate bonds are all investment grade.

For AFS equity securities, the Firm has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value.

See Note 12 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan ABS, CLO and FFELP student loan ABS.

Investment Securities by Contractual Maturity

	At March 31, 2017
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$2,357	$2,353	0.8%
After 1 year through 5 years	18,857	18,672	1.2%
After 5 years through 10 years	5,417	5,113	1.4%
Total	26,631	26,138
U.S. agency securities:
Due within 1 year	36	36	0.7%
After 1 year through 5 years	4,563	4,560	0.7%

	At March 31, 2017
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
After 5 years through 10 years	1,004	1,005	2.0%
After 10 years	17,281	17,064	1.8%
Total	22,884	22,665
Total U.S. government and agency securities	49,515	48,803	1.4%
Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
Due within 1 year	94	93	1.1%
After 1 year through 5 years	216	215	1.5%
After 5 years through 10 years	446	446	1.2%
After 10 years	892	850	1.6%
Total	1,648	1,604
Non-agency:
After 5 years through 10 years	36	35	2.5%
After 10 years	2,150	2,148	2.0%
Total	2,186	2,183
Auto loan asset-backed securities:
Due within 1 year	21	21	1.2%
After 1 year through 5 years	1,220	1,218	1.5%
After 5 years through 10 years	30	30	1.7%
Total	1,271	1,269
Corporate bonds:
Due within 1 year	830	828	1.3%
After 1 year through 5 years	2,142	2,142	2.1%
After 5 years through 10 years	556	552	2.5%
Total	3,528	3,522
Collateralized loan obligations:
After 5 years through 10 years	362	362	1.5%
After 10 years	178	178	2.4%
Total	540	540
FFELP student loan asset-backed securities:
After 1 year through 5 years	103	102	0.7%
After 5 years through 10 years	874	865	0.9%
After 10 years	2,287	2,271	1.0%
Total	3,264	3,238
Total corporate and other debt	12,437	12,356	1.6%
Total AFS debt securities	61,952	61,159	1.4%
AFS equity securities	15	7	— %
Total AFS securities	61,967	61,166	1.4%
HTM securities
U.S. government securities:
U.S. Treasury securities:
Due within 1 year	300	300	0.7%
After 1 year through 5 years	4,038	4,035	1.4%
After 5 years through 10 years	2,599	2,447	1.6%
After 10 years	727	627	2.3%
Total	7,664	7,409
U.S. agency securities:
After 10 years	12,274	12,073	2.4%
Total	12,274	12,073
Corporate and other debt:
Commercial mortgage-backed securities:
Non-agency:
After 5 years through 10 years	18	18	3.5%
After 10 years	17	17	4.0%
Total	35	35
Total HTM securities	19,973	19,517	2.1%
Total Investment securities	$81,940	$80,683	1.6%

67	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Gross Realized Gains and Losses on Sales of AFS Securities

	Three Months Ended March 31,
$ in millions	2017	2016
Gross realized gains	$4	$14
Gross realized (losses)	(2)	(2)
Total	$2	$12

Gross realized gains and losses are recognized in Other revenues in the consolidated income statements.

6. Collateralized Transactions

The Firm enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions. For further discussion of the Firm’s collateralized transactions, see Note 6 to the consolidated financial statements in the 2016 Form 10-K.

Offsetting of Certain Collateralized Transactions

	At March 31, 2017
$ in millions	Gross Amounts[1]	Amounts Offset	Net Amounts Presented	Amounts Not Offset[2]	Net Amounts
Assets
Securities purchased under agreements to resell	$184,289	$(79,466)	$104,823	$(91,105)	$13,718
Securities borrowed	122,158	(10,355)	111,803	(107,461)	4,342
Liabilities
Securities sold under agreements to repurchase	$135,991	$(79,466)	$56,525	$(48,271)	$8,254
Securities loaned	29,289	(10,355)	18,934	(18,814)	120

	At December 31, 2016
$ in millions	Gross Amounts[1]	Amounts Offset	Net Amounts Presented	Amounts Not Offset[2]	Net Amounts
Assets
Securities purchased under agreements to resell	$182,888	$(80,933)	$101,955	$(93,365)	$8,590
Securities borrowed	129,934	(4,698)	125,236	(118,974)	6,262
Liabilities
Securities sold under agreements to repurchase	$135,561	$(80,933)	$54,628	$(47,933)	$6,695
Securities loaned	20,542	(4,698)	15,844	(15,670)	174
1.

Amounts include transactions that are either not subject to master netting agreements or are subject to such agreements but the Firm has not determined the agreements to be legally enforceable as follows: $12.7 billion of Securities purchased under agreements to resell, $1.1 billion of Securities borrowed, $7.3 billion of Securities sold under agreements to repurchase and $0.1 billion of Securities loaned at March 31, 2017 and $7.8 billion of Securities purchased under agreements to resell, $2.6 billion of Securities borrowed, $6.5 billion of Securities sold under agreements to repurchase and $0.2 billion of Securities loaned at December 31, 2016.

2.

Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For information related to offsetting of derivatives, see Note 4.

Maturities and Collateral Pledged

Gross Secured Financing Balances by Remaining Contractual Maturity

	At March 31, 2017
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase[1]	$41,761	$32,591	$24,413	$37,226	$135,991
Securities loaned[1]	15,040	1,159	3,002	10,088	29,289
Gross amount of secured financing included in the offsetting disclosure	$56,801	$33,750	$27,415	$47,314	$165,280
Trading liabilities—Obligation to return securities received as collateral	20,041	—	—	—	20,041
Total	$76,842	$33,750	$27,415	$47,314	$185,321

	At December 31, 2016
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase[1]	$41,549	$36,703	$24,648	$32,661	$135,561
Securities loaned[1]	9,487	851	2,863	7,341	20,542
Gross amount of secured financing included in the offsetting disclosure	$51,036	$37,554	$27,511	$40,002	$156,103
Trading liabilities—Obligation to return securities received as collateral	20,262	—	—	—	20,262
Total	$71,298	$37,554	$27,511	$40,002	$176,365

1.	Amounts are presented on a gross basis, prior to netting in the consolidated balance sheets.

March 2017 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At March 31, 2017	At December 31, 2016
Securities sold under agreements to repurchase[1]
U.S. government and agency securities	$43,798	$56,372
State and municipal securities	579	1,363
Other sovereign government obligations	59,625	42,790
Asset-backed securities	1,418	1,918
Corporate and other debt	8,164	9,086
Corporate equities	21,393	23,152
Other	1,014	880
Total securities sold under agreements to repurchase	$135,991	$135,561
Securities loaned[1]
Other sovereign government obligations	10,779	4,762
Corporate and other debt	31	73
Corporate equities	18,368	15,693
Other	111	14
Total securities loaned	$29,289	$20,542
Gross amount of secured financing included in the offsetting disclosure	$165,280	$156,103
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	20,030	20,247
Other	11	15
Total Trading liabilities—Obligation to return securities received as collateral	$20,041	$20,262
Total	$185,321	$176,365

1.	Amounts are presented on a gross basis, prior to netting in the consolidated balance sheets.

Trading Assets Pledged

The Firm pledges its trading assets to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives. Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the consolidated balance sheets. At March 31, 2017 and December 31, 2016, the carrying value of Trading assets that have been loaned or pledged to counterparties, where those counterparties do not have the right to sell or repledge the collateral, was $44.4 billion and $41.4 billion, respectively.

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

At March 31, 2017 and December 31, 2016, the total fair value of financial instruments received as collateral where the Firm is permitted to sell or repledge the securities was $567.8 billion and $561.2 billion, respectively, and the fair value of the portion that had been sold or repledged was $446.9 billion and $430.9 billion, respectively.

Customer Margin Lending and Other

The Firm engages in margin lending to clients that allows the client to borrow against the value of qualifying securities. Margin loans are included within Customer and other receivables in the consolidated balance sheets. Under these agreements and transactions, the Firm receives collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Firm. The Firm monitors required margin levels and established credit terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. At March 31, 2017 and December 31, 2016, the amounts related to margin lending were approximately $26.2 billion and $24.4 billion, respectively.

For a further discussion of the Firm’s margin lending activities, see Note 6 to the consolidated financial statements in the 2016 Form 10-K.

The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 10.

69	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Cash and Securities Deposited with Clearing Organizations or Segregated

$ in millions	At March 31, 2017	At December 31, 2016
Securities[1]	$19,776	$23,756
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	36,027	33,979
Total	$55,803	$57,735

1.

Securities deposited with clearing organizations or segregated under federal and other regulations or requirements for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the consolidated balance sheets.

7. Loans and Allowance for Credit Losses

Loans

The Firm’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at the lower of cost or fair value in the consolidated balance sheets. For a further description of these loans, refer to Note 7 to the consolidated financial statements in the 2016 Form 10-K. See Note 3 for further information regarding Loans and lending commitments held at fair value.

Loans Held for Investment and Held for Sale by Loan Type

	At March 31, 2017
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$25,229	$11,216	$36,445
Consumer loans	25,042	—	25,042
Residential real estate loans	25,036	53	25,089
Wholesale real estate loans	8,292	1,382	9,674
Total loans, gross	83,599	12,651	96,250
Allowance for loan losses	(297)	—	(297)
Total loans, net	$83,302	$12,651	$95,953

	At December 31, 2016
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$25,025	$10,710	$35,735
Consumer loans	24,866	—	24,866
Residential real estate loans	24,385	61	24,446
Wholesale real estate loans	7,702	1,773	9,475
Total loans, gross	81,978	12,544	94,522
Allowance for loan losses	(274)	—	(274)
Total loans, net	$81,704	$12,544	$94,248

Loans to Non-U.S. Borrowers

$ in millions	At March 31, 2017	At December 31, 2016
Loans, net of allowance	$8,372	$9,388

Loans by Interest Rate Type

$ in millions	At March 31, 2017	At December 31, 2016
Fixed	$12,076	$11,895
Floating or adjustable	$83,877	$82,353

Credit Quality

For a further discussion about the Firm’s evaluation of credit transactions and monitoring and credit quality indicators, see Note 7 to the consolidated financial statements in the 2016 Form 10-K.

Loans Held for Investment before Allowance by Credit Quality

	At March 31, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$23,716	$25,039	$24,997	$7,882	$81,634
Special mention	324	3	—	220	547
Substandard	1,121	—	39	190	1,350
Doubtful	68	—	—	—	68
Loss	—	—	—	—	—
Total	$25,229	$25,042	$25,036	$8,292	$83,599

	At December 31, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$23,409	$24,853	$24,345	$7,294	$79,901
Special mention	288	13	—	218	519
Substandard	1,259	—	40	190	1,489
Doubtful	69	—	—	—	69
Loss	—	—	—	—	—
Total	$25,025	$24,866	$24,385	$7,702	$81,978

Allowance for Credit Losses and Impaired Loans

For factors considered by the Firm in determining the allowance for loan losses and impairments, see Notes 2 and 7 to the consolidated financial statements in the 2016 Form 10-K.

March 2017 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans Before Allowance by Product Type

	At March 31, 2017
$ in millions	Corporate	Residential Real Estate	Total
With allowance	$143	$—	$143
Without allowance[1]	128	34	162
Unpaid principal balance[2]	280	35	315

	At December 31, 2016
$ in millions	Corporate	Residential Real Estate	Total
With allowance	$104	$—	$104
Without allowance[1]	206	35	241
Unpaid principal balance[2]	316	38	354

1.

At March 31, 2017 and December 31, 2016, no allowance was recorded for these loans as the present value of the expected future cash flows (or, alternatively, the observable market price of the loan or the fair value of the collateral held) equaled or exceeded the carrying value.

2.

The impaired loans unpaid principal balance differs from the aggregate amount of impaired loan balances with and without allowance due to various factors, including charge-offs and net deferred loan fees or costs.

Select Loan Information by Region

	At March 31, 2017
$ in millions	Americas	EMEA	Asia- Pacific	Total
Impaired loans	$283	$10	$12	$305
Allowance for loan losses	265	30	2	297

	At December 31, 2016
$ in millions	Americas	EMEA	Asia- Pacific	Total
Impaired loans	$320	$9	$16	$345
Allowance for loan losses	245	28	1	274

EMEA—Europe, Middle East and Africa

Allowance for Credit Losses on Lending Activities

Loans—Current Quarter

Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$195	$4	$20	$55	$274
Recoveries	1	—	—	—	1
Provision for (release of) loan losses	13	—	—	9	22
March 31, 2017	$209	$4	$20	$64	$297

Loan Loss Allowance by Impairment Methodology

	At March 31, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$142	$4	$20	$64	$230
Specific	67	—	—	—	67
Total	$209	$4	$20	$64	$297

Loans by Impairment Methodology1

	At March 31, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$24,958	$25,042	$25,002	$8,292	$83,294
Specific	271	—	34	—	305
Total	$25,229	$25,042	$25,036	$8,292	$83,599

Loans—Prior Year Quarter

Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2015	$166	$5	$17	$37	$225
Provision for (release of) loan losses	109	(1)	2	2	112
Other	(7)	—	—	—	(7)
March 31, 2016	$268	$4	$19	$39	$330

Loan Loss Allowance by Impairment Methodology

	At March 31, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$160	$4	$19	$39	$222
Specific	108	—	—	—	108
Total	$268	$4	$19	$39	$330

Loans by Impairment Methodology1

	At March 31, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$24,499	$22,174	$21,762	$6,816	$75,251
Specific	627	—	18	—	645
March 31, 2016	$25,126	$22,174	$21,780	$6,816	$75,896

71	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Commitments—Current Quarter

Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$185	$1	$—	$4	$190
Provision for lending commitments	3	—	—	—	3
March 31, 2017	$188	$1	$—	$4	$193

Lending Commitments Allowance by Impairment Methodology

	At March 31, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$186	$1	$—	$4	$191
Specific	2	—	—	—	2
Total	$188	$1	$—	$4	$193

Lending Commitments by Impairment Methodology1

	At March 31, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$62,942	$5,898	$339	$501	$69,680
Specific	218	—	—	—	218
Total	$63,160	$5,898	$339	$501	$69,898

Commitments—Prior Year Quarter

Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2015	$180	$1	$—	$4	$185
Provision for lending commitments	15	—	—	1	16
March 31, 2016	$195	$1	$—	$5	$201

Lending Commitments Allowance by Impairment Methodology

	At March 31, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$184	$1	$—	$5	$190
Specific	11	—	—	—	11
Total	$195	$1	$—	$5	$201

Lending Commitments by Impairment Methodology1

	At March 31, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$65,682	$5,066	$327	$380	$71,455
Specific	136	—	—	—	136
Total	$65,818	$5,066	$327	$380	$71,591

1.	Loan balances are gross of the allowance for loan losses, and lending commitments are gross of the allowance for lending commitments.

Troubled Debt Restructurings

Impaired loans and lending commitments classified as held for investment within corporate loans include troubled debt restructurings as shown in the following table.

Troubled Debt Restructurings

$ in millions	At March 31, 2017	At December 31, 2016
Loans	$46	$67
Lending commitments	$31	$14
Allowance for loan losses	$4	$—

These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions.

Employee Loans

Employee loans are granted in conjunction with a program established in the Wealth Management business segment to retain and recruit certain employees. These loans are recorded in Customer and other receivables in the consolidated balance sheets. These loans are full recourse, generally require periodic payments and have repayment terms ranging from 1 to 20 years. The Firm establishes an allowance for loan amounts it does not consider recoverable, and the related provision is recorded in Compensation and benefits expense.

Employee Loans

$ in millions	At March 31, 2017	At December 31, 2016
Balance	$4,351	$4,804
Allowance for loan losses	(82)	(89)
Balance, net	$4,269	$4,715

March 2017 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

8. Equity Method Investments

Overview

The Firm’s investments accounted for under the equity method of accounting (see Note 1 to the consolidated financial statements in the 2016 Form 10-K) are included in Other assets—Other investments in the consolidated balance sheets. Income (loss) from equity method investments is included in Other revenues in the consolidated income statements.

Equity Method Investment Balances

$ in millions	At March 31, 2017	At December 31, 2016
Investments	$2,899	$2,837

	Three Months Ended March 31,
$ in millions	2017	2016
Income	$9	$15

Japanese Securities Joint Venture

Included in the equity method investments is the Firm’s 40% voting interest (“40% interest”) in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest. The Firm accounts for its equity method investment in MUMSS within the Institutional Securities business segment. The Firm records income from its 40% interest in MUMSS within Other revenues in the consolidated income statements.

	Three Months Ended March 31,
$ in millions	2017	2016
Income from investment in MUMSS	$48	$34

In addition to MUMSS, the Firm held other equity method investments that were not individually significant.

9. Deposits

Deposits

$ in millions	At March 31, 2017	At December 31, 2016
Savings and demand deposits	$150,612	$154,559
Time deposits[1]	1,497	1,304
Total[2]	$152,109	$155,863
Deposits subject to FDIC insurance	$125,032	$127,992
Time deposits that equal or exceed the FDIC insurance limit	$23	$46

Interest Bearing Deposit Maturities at March 31, 2017

$ in millions	Savings and Demand Deposits	Time Deposits[1]
Demand	$150,590	$—
2017	—	1,263
2018	—	99
2019	—	47
2021	—	8
Thereafter	—	80

FDIC—Federal	Deposit Insurance Corporation
1.	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3).
2.	Deposits were primarily held in the U.S.

The vast majority of deposits in Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) are sourced from Wealth Management customer accounts.

10. Long-Term Borrowings and Other Secured Financings

Long-Term Borrowings

$ in millions	At March 31, 2017	At December 31, 2016
Senior	$162,433	$154,472
Subordinated	10,255	10,303
Total	$172,688	$164,775
Weighted average maturity in years based upon stated maturity dates	6.4	5.9

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

Other Secured Financings by Original Maturity and Type

$ in millions	At March 31, 2017	At December 31, 2016
Secured Financings
Original maturities:
Greater than one year	$10,080	$9,404
One year or less	1,467	1,429
Failed sales[1]	305	285
Total	$11,852	$11,118

1.	For more information on failed sales, see Note 12.

73	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

11. Commitments, Guarantees and Contingencies

Commitments

The Firm’s commitments are summarized in the following table by years to maturity. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Commitments

	Years to Maturity at March 31, 2017
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate[1]	$15,190	$25,080	$46,118	$4,156	$90,544
Consumer	5,891	3	—	4	5,898
Residential real estate	65	11	99	230	405
Wholesale real estate	145	293	27	68	533
Forward-starting secured financing receivables[2]	105,364	—	—	—	105,364
Underwriting	989	—	—	—	989
Investment activities	509	143	21	258	931
Letters of credit and other financial guarantees	167	1	1	41	210
Total	$128,320	$25,531	$46,266	$4,757	$204,874

1.	Due to the nature of the Firm’s obligations under the commitments, these amounts include certain commitments participated to third parties of $6.2 billion.
2.	Represents forward-starting securities purchased under agreements to resell and securities borrowed agreements, of which $89.3 billion settled within three business days.

For a further description of these commitments, refer to Note 12 to the consolidated financial statements in the 2016 Form 10-K.

Guarantees

Obligations under Guarantee Arrangements at March 31, 2017

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$156,620	$126,765	$85,811	$50,117	$419,313
Other credit contracts	52	1	—	199	252
Non-credit derivatives	1,485,521	770,781	321,268	544,342	3,121,912
Standby letters of credit and other financial guarantees issued[1]	789	833	1,381	5,588	8,591
Market value guarantees	38	149	70	—	257
Liquidity facilities	2,950	—	—	—	2,950
Whole loan sales guarantees	—	—	2	23,300	23,302
Securitization representations and warranties	—	—	—	57,302	57,302
General partner guarantees	5	28	120	233	386

$ in millions	Carrying Amount (Asset)/ Liability	Collateral/ Recourse
Credit derivatives[2]	$(2,115)	$—
Other credit contracts	(7)	—
Non-credit derivatives[2]	49,826	—
Standby letters of credit and other financial guarantees issued[1]	(170)	6,786
Market value guarantees	1	4
Liquidity facilities	(5)	5,113
Whole loan sales guarantees	8	—
Securitization representations and warranties	90	—
General partner guarantees	44	—

1.

These amounts include certain issued standby letters of credit participated to third parties, totaling $0.6 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements.

2.	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 4.

March 2017 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

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

For more information on the nature of the obligation and related business activity for market value guarantees, liquidity facilities, whole loan sales guarantees and general partner guarantees related to certain investment management funds, as well as the other products in the previous table, see Note 12 to the consolidated financial statements in the 2016 Form 10-K.

Other Guarantees and Indemnities

In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to indemnities, exchange/clearinghouse member guarantees and merger and acquisition guarantees are described in Note 12 to the consolidated financial statements in the 2016 Form 10-K.

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

For certain other legal proceedings and investigations, the Firm can estimate reasonably possible losses, additional

75	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

March 2017 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $644 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. The Firm perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, the Firm believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Firm, or upon sale, plus pre- and post-judgment interest, fees and costs. The Firm may be entitled to be indemnified for some of these losses.

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

On December 30, 2013, Wilmington Trust Company, in its capacity as trustee for Morgan Stanley Mortgage Loan Trust 2007-12, filed a complaint against the Firm styled Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $516 million, breached various representations and warranties. The complaint seeks, among other relief, unspecified damages, attorneys’ fees, interest and costs. On February 28, 2014, the defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on June 14, 2016. The plaintiff filed a notice of appeal of that order on August 17, 2016. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $152 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus attorney’s fees, costs and interest, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

77	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

On September 19, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Firm in the Supreme Court of NY, styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to a securitization issued by Basket of Aggregated Residential NIMS 2007-1 Ltd. The complaint asserts claims for breach of contract and alleges, among other things, that the net interest margin securities (“NIMS”) in the trust breached various representations and warranties. FGIC issued a financial guaranty policy with respect to certain notes that had an original balance of approximately $475 million. The complaint seeks, among other relief, specific performance of the NIMS breach remedy procedures in the transaction documents, unspecified damages, reimbursement of certain payments made pursuant to the transaction documents, attorneys’ fees and interest. On November 24, 2014, the Firm filed a motion to dismiss the complaint, which the court denied on January 19, 2017. On February 24, 2017, the Firm filed a notice of appeal of the court’s order. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $126 million, the unpaid balance of these notes, plus pre- and post-judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future.

On September 23, 2014, FGIC filed a complaint against the Firm in the Supreme Court of NY styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust

2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees and interest. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On February 24, 2017, the Firm filed a notice of appeal of the court’s order. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

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

March 2017 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

12. Variable Interest Entities and Securitization Activities

Overview

For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 13 to the consolidated financial statements in the 2016 Form 10-K.

Consolidated VIEs

Assets and Liabilities by Type of Activity

	At March 31, 2017		At December 31, 2016
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
Credit-linked notes	$301	$—	$501	$—
Other structured financings	465	6	602	10
Asset-backed securitizations[1]	40	22	397	283
Other[2]	931	36	910	25
Total	$1,737	$64	$2,410	$318

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

2.	Other primarily includes certain operating entities, investment funds and structured transactions.

Assets and Liabilities by Balance Sheet Caption

$ in millions	At March 31, 2017	At December 31, 2016
Assets
Cash and due from banks	$88	$74
Trading assets at fair value	696	1,295
Customer and other receivables	13	13
Goodwill	18	18
Intangible assets	171	177
Other assets	751	833
Total	$1,737	$2,410
Liabilities
Other secured financings at fair value	$29	$289
Other liabilities and accrued expenses	35	29
Total	$64	$318

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

In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders. At March 31, 2017 and December 31, 2016, noncontrolling interests in the consolidated financial statements related to consolidated VIEs were $198 million and $228 million, respectively. The Firm also had additional maximum exposure to losses of approximately $81 million and $78 million at March 31, 2017 and December 31, 2016, respectively, primarily related to certain derivatives, commitments, guarantees and other forms of involvement.

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

Non-consolidated VIE Assets, Maximum and Carrying Value of Exposure to Loss

	At March 31, 2017
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (unpaid principal balance)	$100,587	$7,839	$4,993	$4,028	$38,136
Maximum exposure to loss
Debt and equity interests	$10,502	$1,259	$59	$1,710	$6,111
Derivative and other contracts	—	—	2,950	—	42
Commitments, guarantees and other	640	669	—	181	232
Total	$11,142	$1,928	$3,009	$1,891	$6,385

Carrying value of exposure to loss—Assets
Debt and equity interests	$10,502	$1,259	$59	$1,137	$6,111
Derivative and other contracts	—	—	5	—	29
Total	$10,502	$1,259	$64	$1,137	$6,140

79	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (unpaid principal balance)	$101,916	$11,341	$4,857	$4,293	$39,077
Maximum exposure to loss
Debt and equity interests	$11,243	$1,245	$50	$1,570	$4,877
Derivative and other contracts	—	—	2,812	—	45
Commitments, guarantees and other	684	99	—	187	228
Total	$11,927	$1,344	$2,862	$1,757	$5,150

Carrying value of exposure to loss—Assets
Debt and equity interests	$11,243	$1,245	$49	$1,183	$4,877
Derivative and other contracts	—	—	5	—	18
Total	$11,243	$1,245	$54	$1,183	$4,895

MABS—Mortgage- and asset-backed securitizations

CDO—Collateralized debt obligations

MTOB—Municipal tender option bonds

OSF—Other structured financings

Non-consolidated VIE Mortgage- and Asset-Backed Securitization Assets

	At March 31, 2017		At December 31, 2016
$ in millions	Unpaid Principal Balance	Debt and Equity Interests	Unpaid Principal Balance	Debt and Equity Interests
Residential mortgages	$5,896	$418	$4,775	$458
Commercial mortgages	55,333	2,680	54,021	2,656
U.S. agency collateralized mortgage obligations	15,069	2,800	14,796	2,758
Other consumer or commercial loans	24,289	4,604	28,324	5,371
Total	$100,587	$10,502	$101,916	$11,243

The Firm’s maximum exposure to loss presented above often differs from the carrying value of the variable interests held by the Firm. The maximum exposure to loss presented above is dependent on the nature of the Firm’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the Firm has made in the VIEs. Liabilities issued by VIEs generally are non-recourse to the Firm. Where notional amounts are utilized in quantifying maximum exposure related to derivatives, such amounts do not reflect fair value write-downs already recorded by the Firm.

The Firm’s maximum exposure to loss presented above does not include the offsetting benefit of any financial instruments that the Firm may utilize to hedge these risks associated with its variable interests. In addition, the Firm’s maximum exposure to loss presented above is not reduced by the amount of collateral held as part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Firm owned additional VIE assets mainly issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional assets totaled $11.8 billion and $11.7 billion at March 31, 2017 and December 31, 2016, respectively.

These assets were either retained in connection with transfers of assets by the Firm, acquired in connection with secondary market-making activities, held as AFS securities in its Investment securities portfolio (see Note 5), or held as investments in funds. At March 31, 2017 and December 31, 2016, these assets consisted of securities backed by residential mortgage loans, commercial mortgage loans or other consumer loans, such as credit card receivables, automobile loans and student loans, CDOs or CLOs, and investment funds.

The Firm’s primary risk exposure is to the securities issued by the SPE owned by the Firm, with the highest risk on the most subordinate class of beneficial interests. These assets generally are included in Trading assets—Corporate and other debt, Trading assets—Investments or AFS securities within its Investment securities portfolio and are measured at fair value (see Note 3). The Firm does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Firm’s maximum exposure to loss generally equals the fair value of the assets owned.

Transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment are shown in the following tables.

March 2017 Form 10-Q	80

Notes to Consolidated Financial Statements (Unaudited)

Transfers of Assets with Continuing Involvement

	At March 31, 2017
$ in millions	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other[1]
SPE assets (unpaid principal balance)[2]	$18,373	$48,839	$8,305	$12,190
Retained interests
Investment grade[3]	$—	$40	$540	$6
Non-investment grade (fair value)	3	85	—	635
Total	$3	$125	$540	$641
Interests purchased in the secondary market (fair value)
Investment grade	$4	$167	$127	$—
Non-investment grade	38	82	—	—
Total	$42	$249	$127	$—
Derivative assets (fair value)	$—	$1	$—	$89
Derivative liabilities (fair value)	—	—	—	437

	At December 31, 2016
$ in millions	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other[1]
SPE assets (unpaid principal balance)[2]	$19,381	$43,104	$11,092	$11,613
Retained interests (fair value)
Investment grade	$—	$22	$375	$—
Non-investment grade	4	79	—	826
Total	$4	$101	$375	$826
Interests purchased in the secondary market (fair value)
Investment grade	$—	$30	$26	$—
Non-investment grade	23	75	—	—
Total	$23	$105	$26	$—
Derivative assets (fair value)	$—	$261	$—	$89
Derivative liabilities (fair value)	—	—	—	459

1.	Amounts include CLO transactions managed by unrelated third parties.
2.	Amounts include assets transferred by unrelated transferors.
3.	Amounts include $550 million of investment grade retained interests at fair value.

	At March 31, 2017
$ in millions	Level 2	Level 3	Total
Retained interests (fair value)
Investment grade	$544	$6	$550
Non-investment grade	4	719	723
Total	$548	$725	$1,273
Interests purchased in the secondary market (fair value)
Investment grade	$291	$7	$298
Non-investment grade	109	11	120
Total	$400	$18	$418
Derivative assets (fair value)	$89	$1	$90
Derivative liabilities (fair value)	70	367	437

	At December 31, 2016
$ in millions	Level 2	Level 3	Total
Retained interests (fair value)
Investment grade	$385	$12	$397
Non-investment grade	14	895	909
Total	$399	$907	$1,306
Interests purchased in the secondary market (fair value)
Investment grade	$56	$—	$56
Non-investment grade	84	14	98
Total	$140	$14	$154
Derivative assets (fair value)	$348	$2	$350
Derivative liabilities (fair value)	98	361	459

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

Proceeds from New Securitization Transactions and Retained Interests in Securitization Transactions

	Three Months Ended March 31,
$ in millions	2017	2016
New transactions	$5,997	$2,713
Retained interests	430	631

Net gains on sale of assets in securitization transactions at the time of the sale were not material for all periods presented.

The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 11).

81	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Proceeds from Sales to CLO Entities Sponsored by Non-Affiliates

	Three Months Ended March 31,
$ in millions	2017	2016
Proceeds from sale of corporate loans sold to CLO SPEs	$179	$31

Net gains on sale transactions of corporate loans to CLO entities at the time of sale were not material for all periods presented.

The Firm also enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities, through which it retains the exposure to the securities as shown in the following table.

Carrying and Fair Value of Assets Sold and Retained Interest Exposure

$ in millions	At March 31, 2017	At December 31, 2016
Carrying value of assets derecognized at the time of sale and gross cash proceeds	$17,266	$11,209
Fair value
Assets sold	17,461	11,301
Derivative assets recognized in the consolidated balance sheets	216	128
Derivative liabilities recognized in the consolidated balance sheets	21	36

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

Carrying Value of Assets and Liabilities Related to Failed Sales

	At March 31, 2017		At December 31, 2016
$ in millions	Assets	Liabilities	Assets	Liabilities
Failed sales	$305	$305	$285	$285

13. Regulatory Requirements

Regulatory Capital Framework

For a discussion of the Firm’s regulatory capital framework, see Note 14 to the consolidated financial statements in the 2016 Form 10-K.

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

Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital. Certain adjustments to and deductions from capital are required for purposes of determining these ratios, such as goodwill, intangible assets, certain deferred tax assets, other amounts in AOCI and investments in the capital instruments of unconsolidated financial institutions. Certain of these adjustments and deductions are also subject to transitional provisions.

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

March 2017 Form 10-Q	82

Notes to Consolidated Financial Statements (Unaudited)

The methods for calculating each of the Firm’s risk-based capital ratios will change through January 1, 2022 as aspects of the capital rules are phased in. These changes may result in differences in the Firm’s reported capital ratios from one reporting period to the next that are independent of changes to its capital base, asset composition, off-balance sheet exposures or risk profile.

For a further discussion of the Firm’s calculation of risk-based capital ratios, see Note 14 to the consolidated financial statements in the 2016 Form 10-K.

The Firm’s Regulatory Capital and Capital Ratios

At March 31, 2017 and December 31, 2016, the Firm’s binding ratios are based on the Advanced Approach transitional rules.

Regulatory Capital

	At March 31, 2017
$ in millions	Amount	Ratio	Minimum Ratio[1]
Common Equity Tier 1 capital	$60,414	17.4%	7.3%
Tier 1 capital	69,136	19.9%	8.8%
Total capital	79,675	22.9%	10.8%
Tier 1 leverage[2]	—	8.5%	4.0%
Total RWAs	$347,472	N/A	N/A
Adjusted average assets[3]	816,077	N/A	N/A

	At December 31, 2016
$ in millions	Amount	Ratio	Minimum Ratio[1]
Common Equity Tier 1 capital	$60,398	16.9%	5.9%
Tier 1 capital	68,097	19.0%	7.4%
Total capital	78,642	22.0%	9.4%
Tier 1 leverage[2]	—	8.4%	4.0%
Total RWAs	$358,141	N/A	N/A
Adjusted average assets[3]	811,402	N/A	N/A

N/A—Not Applicable

1.	Percentages represent minimum regulatory capital ratios under the transitional rules.
2.	Tier 1 leverage ratios are calculated under the Standardized Approach transitional rules.
3.

Adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter ended March 31, 2017 and December 31, 2016, respectively, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

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

Each U.S. depository institution subsidiary of the Firm must be well-capitalized in order for the Firm to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions must maintain certain minimum capital ratios in order to be considered well-capitalized. At March 31, 2017 and December 31, 2016, the Firm’s U.S. Bank Subsidiaries maintained capital at levels sufficiently in excess of the universally mandated well-capitalized requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

At March 31, 2017 and December 31, 2016, the U.S. Bank Subsidiaries’ binding ratios are based on the Standardized Approach transitional rules.

MSBNA’s Regulatory Capital

	At March 31, 2017
$ in millions	Amount	Ratio	Required Capital Ratio[1]
Common Equity Tier 1 capital	$13,859	17.6%	6.5%
Tier 1 capital	13,859	17.6%	8.0%
Total capital	14,140	17.9%	10.0%
Tier 1 leverage	13,860	10.7%	5.0%

	At December 31, 2016
$ in millions	Amount	Ratio	Required Capital Ratio[1]
Common Equity Tier 1 capital	$13,398	16.9%	6.5%
Tier 1 capital	13,398	16.9%	8.0%
Total capital	14,858	18.7%	10.0%
Tier 1 leverage	13,398	10.5%	5.0%

1.	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

83	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

MSPBNA’s Regulatory Capital

	At March 31, 2017
$ in millions	Amount	Ratio	Required Capital Ratio[1]
Common Equity Tier 1 capital	$5,721	26.0%	6.5%
Tier 1 capital	5,721	26.0%	8.0%
Total capital	5,758	26.1%	10.0%
Tier 1 leverage	5,721	10.8%	5.0%

	At December 31, 2016
$ in millions	Amount	Ratio	Required Capital Ratio[1]
Common Equity Tier 1 capital	$5,589	26.1%	6.5%
Tier 1 capital	5,589	26.1%	8.0%
Total capital	5,626	26.3%	10.0%
Tier 1 leverage	5,589	10.6%	5.0%

1.	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

Broker-Dealer Regulatory Capital Requirements

Morgan Stanley & Co. LLC (“MS&Co.”) is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements. MS&Co.’s net capital totaled $10,154 million and $10,311 million at March 31, 2017 and December 31, 2016, respectively, which exceeded the amount required by $7,948 million and $8,034 million, respectively. MS&Co. is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1. In addition, MS&Co. is required to notify the SEC in the event that its tentative net capital is less than $5 billion. At March 31, 2017 and December 31, 2016, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

Morgan Stanley Smith Barney LLC (“MSSB LLC”) is a registered U.S. broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements. MSSB LLC’s net capital totaled $4,172 million and $3,946 million at March 31, 2017 and December 31, 2016, respectively, which exceeded the amount required by $4,024 million and $3,797 million, respectively.

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

14. Total Equity

Dividends and Share Repurchases

The Firm repurchased approximately $750 million of our outstanding common stock as part of our share repurchase program during the current quarter and $625 million during the prior year quarter.

In March 2017, the Firm received a non-objection from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to the Firm’s resubmitted 2016 capital plan.

For a description of the 2016 capital plan, see Note 15 to the consolidated financial statements in the 2016 Form 10-K.

Preferred Stock

For a description of Series A through Series K preferred stock issuances, see Note 15 to the consolidated financial statements in the 2016 Form 10-K. Dividends declared on the Firm’s outstanding preferred stock were $90 million during the current quarter and $78 million during the prior year quarter. On March 15, 2017, the Firm announced that the Board declared a quarterly dividend for preferred stock shareholders of record on March 31, 2017 that was paid on April 17, 2017. The Firm is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).

Series K Preferred Stock. The Series K Preferred Stock offering (net of related issuance costs) resulted in proceeds of approximately $994 million. On March 15, 2017, the Firm announced that the Board declared a quarterly dividend of $304.69 per share of Series K Preferred Stock.

March 2017 Form 10-Q	84

Notes to Consolidated Financial Statements (Unaudited)

Preferred Stock Outstanding

$ in millions, except per share data	Shares Outstanding	Liquidation Preference per Share	Carrying Value
	At March 31, 2017		At March 31, 2017	At December 31, 2016
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	—
Total			$8,520	$7,520

1.

Series C is composed of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pensions, Postretirement and Other	DVA	Total
December 31, 2016	$(986)	$(588)	$(474)	$(595)	$(2,643)
OCI during the period[1]	107	84	—	2	193
March 31, 2017	$(879)	$(504)	$(474)	$(593)	$(2,450)

December 31, 2015	$(963)	$(319)	$(374)	$—	$(1,656)
Cumulative adjustment for accounting change relate to DVA[2]	—	—	—	(312)	(312)
OCI during the period[1]	132	395	1	202	730
March 31, 2016	$(831)	$76	$(373)	$(110)	$(1,238)

1.	Amounts net of tax and noncontrolling interests.
2.

In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, a cumulative catch-up adjustment was recorded as of January 1, 2016 to move the cumulative unrealized DVA amount, net of noncontrolling interests and tax, related to outstanding liabilities under the fair value option election from Retained earnings into AOCI. See Note 2 to the consolidated financial statements in the 2016 Form 10-K for further information.

Period Changes in OCI Components

	Three Months Ended March 31, 2017
$ in millions	Pre-tax gain (loss)	Income tax benefit (provision)	After-tax gain (loss)	Non- controlling interests	Net
Foreign currency translation adjustments
OCI activity	$43	$107	$150	$43	$107
Reclassified to earnings	—	—	—	—	—
Net OCI	$43	$107	$150	$43	$107

Change in net unrealized gains (losses) on AFS securities
OCI activity	$137	$(52)	$85	$—	$85
Reclassified to earnings[1]	(2)	1	(1)	—	(1)
Net OCI	$135	$(51)	$84	$—	$84
Change in net DVA
OCI activity	$7	$(1)	$6	$7	$(1)
Reclassified to earnings[1]	4	(1)	3	—	3
Net OCI	$11	$(2)	$9	$7	$2

	Three Months Ended March 31, 2016[2]
$ in millions	Pre-tax gain (loss)	Income tax benefit (provision)	After-tax gain (loss)	Non- controlling interests	Net
Foreign currency translation adjustments
OCI activity	$71	$115	$186	$54	$132
Reclassified to earnings	—	—	—	—	—
Net OCI	$71	$115	$186	$54	$132
Change in net unrealized gains (losses) on AFS securities
OCI activity	$636	$(234)	$402	$—	$402
Reclassified to earnings[1]	(12)	5	(7)	—	(7)
Net OCI	$624	$(229)	$395	$—	$395
Pension, postretirement and other
OCI activity	$(1)	$3	$2	$—	$2
Reclassified to earnings[1]	(1)	—	(1)	—	(1)
Net OCI	$(2)	$3	$1	$—	$1
Change in net DVA
OCI activity	$364	$(135)	$229	$1	$228
Reclassified to earnings[1]	(41)	15	(26)	—	(26)
Net OCI	$323	$(120)	$203	$1	$202

1.

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

2.	Exclusive of 2016 cumulative adjustment for accounting change related to DVA.

85	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Noncontrolling Interests

Noncontrolling interests were $1,160 million and $1,127 million at March 31, 2017 and December 31, 2016, respectively. The increase in noncontrolling interests was primarily due to the increase in net income and currency translation adjustment attributable to noncontrolling interests, partially offset by deconsolidation of certain investment management funds sponsored by the firm.

15. Earnings per Common Share

Calculation of Basic and Diluted Earnings per Common Share (“EPS”)

	Three Months Ended March 31,
in millions, except for per share data	2017	2016
Basic EPS
Income from continuing operations	$1,993	$1,160
Income (loss) from discontinued operations	(22)	(3)
Net income	1,971	1,157
Net income applicable to noncontrolling interests	41	23
Net income applicable to Morgan Stanley	1,930	1,134
Less: Preferred stock dividends and other	(90)	(79)
Earnings applicable to Morgan Stanley common shareholders	$1,840	$1,055
Weighted average common shares outstanding	1,801	1,883
Earnings per basic common share
Income from continuing operations	$1.03	$0.56
Income (loss) from discontinued operations	(0.01)	—
Earnings per basic common share	$1.02	$0.56

Diluted EPS
Earnings applicable to Morgan Stanley common shareholders	$1,840	$1,055
Weighted average common shares outstanding	1,801	1,883
Effect of dilutive securities:
Stock options and RSUs[1]	41	32
Weighted average common shares outstanding and common stock equivalents	1,842	1,915
Earnings per diluted common share
Income from continuing operations	$1.01	$0.55
Income (loss) from discontinued operations	(0.01)	—
Earnings per diluted common share	$1.00	$0.55

1.

Restricted stock units (“RSUs”) that are considered participating securities are treated as a separate class of securities in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted EPS computations. The diluted EPS computations also do not include weighted average antidilutive RSUs and antidilutive stock options of 15 million shares for the prior year quarter.

16. Interest Income and Interest Expense

	Three Months Ended March 31,
$ in millions	2017	2016
Interest income[1]
Investment securities	$326	$236
Loans	748	647
Interest bearing deposits with banks	55	50
Securities purchased under agreements to resell and Securities borrowed[2]	(18)	(78)
Trading assets, net of Trading liabilities[3]	463	582
Customer receivables and Other[4]	391	310
Total interest income	$1,965	$1,747

Interest expense[1]
Deposits	$11	$22
Short-term and Long-term borrowings	1,022	965
Securities sold under agreements to repurchase and Securities loaned[5]	248	264
Customer payables and Other[6]	(87)	(403)
Total interest expense	$1,194	$848
Net interest	$771	$899

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

Components of the Net Periodic Benefit Expense (Income) for Pension and Other Postretirement Plans

	Three Months Ended March 31,
$ in millions	2017	2016
Service cost, benefits earned during the period	$4	$4
Interest cost on projected benefit obligation	37	38
Expected return on plan assets	(29)	(30)
Net amortization of prior service credit	(4)	(4)
Net amortization of actuarial loss	4	3
Net periodic benefit expense (income)	$12	$11

March 2017 Form 10-Q	86

Notes to Consolidated Financial Statements (Unaudited)

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

In April 2016, the Firm received a notification from the IRS that the Congressional Joint Committee on Taxation approved the final report of an Appeals Office review of matters from tax years 1999-2005, and the Revenue Agent’s Report reflecting agreed closure of the 2006-2008 tax years. In March 2017, the Firm filed claims with the IRS to contest certain items, associated with tax years 1999-2005, the reso-

lution of which is not expected to have a material impact on the effective tax rate or the consolidated financial statements.

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

19. Segment and Geographic Information

Segment Information

For a discussion about the Firm’s business segments, see Note 21 to the consolidated financial statements in the 2016 Form 10-K.

Selected Financial Information by Business Segment

	Three Months Ended March 31, 2017
$ in millions	Institutional Securities[1]	Wealth Management[1]	Investment Management[2]	Intersegment Eliminations	Total
Total non-interest revenues[3]	$5,379	$3,064	$608	$(77)	$8,974
Interest income	1,124	1,079	1	(239)	1,965
Interest expense	1,351	85	—	(242)	1,194
Net interest	(227)	994	1	3	771
Net revenues	$5,152	$4,058	$609	$(74)	$9,745
Income from continuing operations before income taxes	$1,730	$973	$103	$2	$2,808
Provision for income taxes	459	326	30	—	815
Income from continuing operations	1,271	647	73	2	1,993
Income (loss) from discontinued operations, net of income taxes	(22)	—	—	—	(22)
Net income	1,249	647	73	2	1,971
Net income applicable to noncontrolling interests	35	—	6	—	41
Net income applicable to Morgan Stanley	$1,214	$647	$67	$2	$1,930

87	March 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2016
$ in millions	Institutional Securities	Wealth Management	Investment Management[2]	Intersegment Eliminations	Total
Total non-interest revenues[3]	$3,645	$2,837	$478	$(67)	$6,893
Interest income	1,053	914	1	(221)	1,747
Interest expense	984	83	2	(221)	848
Net interest	69	831	(1)	—	899
Net revenues	$3,714	$3,668	$477	$(67)	$7,792
Income from continuing operations before income taxes	$908	$786	$44	$—	$1,738
Provision for income taxes	275	293	10	—	578
Income from continuing operations	633	493	34	—	1,160
Income (loss) from discontinued operations, net of income taxes	(3)	—	—	—	(3)
Net income	630	493	34	—	1,157
Net income (loss) applicable to noncontrolling interests	39	—	(16)	—	23
Net income applicable to Morgan Stanley	$591	$493	$50	$—	$1,134

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

2.

The Firm waives a portion of its fees from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940. These fee waivers resulted in a reduction of fees of approximately $23 million for both the current quarter and the prior year quarter.

3.

In certain management fee arrangements, the Firm is entitled to receive performance-based fees (also referred to as incentive fees and includes carried interest) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenues are accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. The Firm’s portion of net unrealized cumulative performance-based fees (for which the Firm is not obligated to pay compensation) at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $430 million and $397 million at March 31, 2017 and December 31, 2016, respectively. See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

Total Assets by Business Segment

$ in millions	At March 31, 2017	At December 31, 2016
Institutional Securities	$649,766	$629,149
Wealth Management	178,020	181,135
Investment Management	4,605	4,665
Total[1]	$832,391	$814,949

1.	Corporate assets have been fully allocated to the business segments.

Geographic Information

For a discussion about the Firm’s geographic net revenues, see Note 21 to the consolidated financial statements in the 2016 Form 10-K.

Net Revenues by Region

	Three Months Ended March 31,
$ in millions	2017	2016
Americas	$7,088	$5,752
EMEA	1,489	1,129
Asia-Pacific	1,168	911
Net revenues	$9,745	$7,792

20. Subsequent Events

The Firm has evaluated subsequent events for adjustment to or disclosure in the consolidated financial statements through the date of this report and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto.

March 2017 Form 10-Q	88

Financial Data Supplement (Unaudited) Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31,
	2017			2016
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Assets
Interest earning assets
Investment securities[1]	$80,693	$326	1.6%	$75,765	$236	1.3%
Loans[1]	95,364	748	3.2	86,614	647	3.0
Interest bearing deposits with banks[1]	20,289	55	1.1	31,842	50	0.6
Securities purchased under agreements to resell and Securities borrowed2:
U.S.	124,809	77	0.2	151,763	(62)	(0.2)
Non-U.S.	97,415	(95)	(0.4)	86,124	(16)	(0.1)
Trading assets, net of Trading liabilities3:
U.S.	54,498	445	3.3	35,634	498	5.7
Non-U.S.	3,201	18	2.3	26,476	84	1.3
Customer receivables and Other4:
U.S.	50,387	293	2.4	47,806	236	2.0
Non-U.S.	23,093	98	1.7	23,382	74	1.3
Total	$549,749	$1,965	1.4%	$565,406	$1,747	1.3%
Liabilities and Equity Interest bearing liabilities
Deposits[1]	$153,674	11	—%	$158,951	$22	0.1%
Short-term and Long-term borrowings[1,5]	171,000	1,022	2.4	160,057	965	2.4
Securities sold under agreements to repurchase and Securities loaned6:
U.S.	33,900	172	2.1	31,431	140	1.8
Non-U.S.	39,774	76	0.8	24,986	124	2.0
Customer payables and Other7:
U.S.	121,923	(86)	(0.3)	117,917	(376)	(1.3)
Non-U.S.	58,556	(1)	—	65,349	(27)	(0.2)
Total	$578,827	$1,194	0.8	$558,691	$848	0.6
Net interest income and net interest rate spread		$771	0.6%		$899	0.7%

1.	Amounts include primarily U.S. balances.
2.	Includes fees paid on Securities borrowed.
3.	Trading assets, net of Trading liabilities exclude non-interest earning assets and non-interest bearing liabilities, such as equity securities.
4.	Includes interest from customer receivables and cash deposited with clearing organizations or segregated under federal and other regulations or requirements.
5.

 The Firm also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or  commodities, which are recorded within Trading revenues (see Note 3 to the consolidated financial statements).

6.	Includes fees received on Securities loaned.
7.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

89	March 2017 Form 10-Q

Financial Data Supplement (Unaudited) Rate/Volume Analysis

Effect of Volume and Rate Changes on Net Interest Income

	Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
	Increase (decrease) due to change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Investment securities	$15	$75	$90
Loans	65	36	101
Interest bearing deposits with banks	(18)	23	5
Securities purchased under agreements to resell and Securities borrowed:
U.S.	11	128	139
Non-U.S.	(2)	(77)	(79)
Trading assets, net of Trading liabilities:
U.S.	264	(317)	(53)
Non-U.S.	(74)	8	(66)
Customer receivables and Other:
U.S.	13	44	57
Non-U.S.	(1)	25	24
Change in interest income	$273	$(55)	$218
Interest bearing liabilities
Deposits	$(1)	$(10)	$(11)
Short-term and Long-term borrowings	66	(9)	57
Securities sold under agreements to repurchase and Securities loaned:
U.S.	11	21	32
Non-U.S.	73	(121)	(48)
Customer payables and Other:
U.S.	(13)	303	290
Non-U.S.	3	23	26
Change in interest expense	$139	$207	$346
Change in net interest income	$134	$(262)	$(128)

March 2017 Form 10-Q	90

Other Information

Legal Proceedings

The following new matters and developments have occurred since previously reporting certain matters in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”). See also the disclosures set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K.

Residential Mortgage and Credit Crisis Related Matters

On February 17, 2017, the plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 (MSAC 2007-NC1) v. Morgan Stanley ABS Capital I Inc. sought leave to appeal the Appellate Division’s affirmance of the partial dismissal of the complaint to the New York Court of Appeals.

On February 17, 2017, the plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 (MSAC 2007-NC3) v. Morgan Stanley ABS Capital I Inc. sought leave to appeal the Appellate Division’s affirmance of the partial dismissal of the complaint to the New York Court of Appeals.

On February 24, 2017, the Firm appealed the denial of its motion to dismiss the complaint relating to a securitization issued by Basket of Aggregated Residential NIMS 2007-1 Ltd in Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al.

On February 24, 2017, the Firm appealed the denial of its motion to dismiss the complaint relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 in Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al.

On April 12, 2017, in Royal Park Investments SA/NV v. Morgan Stanley et al., the Supreme Court of the State of New York granted the Firm’s motion to dismiss the amended complaint.

European Matter

On April 15, 2017, the Firm and Land Salzburg agreed to resolve all claims in the actions styled Land Salzburg v. Morgan Stanley & Co. International plc and Morgan Stanley Capital Services LLC and Morgan Stanley & Co. International plc v. Land Salzburg, which agreement is subject to Land Salzburg parliamentary approval.

Other Litigation

On March 6, 2017, the Firm and other defendants in Genesee County Employees’ Retirement System v. Bank of America Corporation et al. filed a partial motion to dismiss the second consolidated amended complaint.

91	March 2017 Form 10-Q

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the quarterly period ended March 31, 2017.

Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (January 1, 2017—January 31, 2017)
Share Repurchase Program[2]	1,762,500	$42.93	1,762,500	$1,174
Employee transactions[3]	8,795,271	$42.16	—	—

Month #2 (February 1, 2017—February 28, 2017)
Share Repurchase Program[2]	6,976,800	$44.83	6,976,800	$862
Employee transactions[3]	174,844	$44.04	—	—

Month #3 (March 1, 2017—March 31, 2017)
Share Repurchase Program[2]	7,926,179	$45.62	7,926,179	$500
Employee transactions[3]	707,500	$45.64	—	—

Quarter ended at March 31, 2017
Share Repurchase Program[2]	16,665,479	$45.00	16,665,479	$500
Employee transactions[3]	9,677,615	$42.45	—	—

1.

 Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated  transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at  any time.

2.

 The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share  Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business  segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or  termination date. Share repurchases by the Firm are subject to regulatory approval. In June 2016, the Firm received a conditional non-objection from  the  Federal Reserve to its 2016 capital plan, which included a share repurchase of up to $3.5 billion of the Firm’s outstanding common stock during the  period beginning July 1, 2016 through June 30, 2017. During the quarter ended March 31, 2017, the Firm repurchased approximately $750 million of  the  Firm’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital  Management.”

3.	Includes shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards and the exercise of stock options granted under the Firm’s stock-based compensation plans.

Exhibits

An exhibit index has been filed as part of this Report on Page E-1.

March 2017 Form 10-Q	92

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/S/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/S/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer

Date: May 4, 2017

S-1	March 2017 Form 10-Q

Exhibit Index

Morgan Stanley

Quarter Ended March 31, 2017

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated May 4, 2017, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Income Statements—Three Months Ended March 31, 2017 and 2016, (ii) the Consolidated Comprehensive Income Statements—Three Months Ended March 31, 2017 and 2016, (iii) the Consolidated Balance Sheets—March 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Changes in Total Equity—Three Months Ended March 31, 2017 and 2016, (v) the Consolidated Cash Flow Statements—Three Months Ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements (unaudited).

E-1