Form 10-Q
period 2017-06-30
MORGAN STANLEY
filed 2017-08-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 1,836,580,691 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2017

i

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s internet site.

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

Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses/institutions covering brokerage and investment advisory services, financial and wealth planning services, annuity and insurance products, credit and other lending products, banking and retirement plan services.

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

1	June 2017 Form 10-Q

Management’s Discussion and Analysis

Executive Summary

Overview of Financial Results

Consolidated Results

Net Revenues

($ in millions)

Net Income Applicable to Morgan Stanley

($ in millions)

Earnings per Common Share1

1.	For the calculation of basic and diluted earnings per common share, see Note 15 to the consolidated financial statements.

•

We reported net revenues of $9,503 million in the three months ended June 30, 2017 (“current quarter,” or “2Q 2017”), compared with $8,909 million in the three months ended June 30, 2016 (“prior year quarter,” or “2Q 2016”). For the current quarter, net income applicable to Morgan Stanley was $1,757 million, or $0.87 per diluted common share, compared with $1,582 million, or $0.75 per diluted common share, in the prior year quarter.

•

We reported net revenues of $19,248 million in the six months ended June 30, 2017 (“current year period,” or “YTD 2017”), compared with $16,701 million in the six months ended June 30, 2016 (“prior year period,” or “YTD 2016”). For the current year period, net income applicable to Morgan Stanley was $3,687 million, or $1.87 per diluted common share, compared with income of $2,716 million, or $1.30 per diluted common share in the prior year period.

Non-interest Expenses

($ in millions)

•

Compensation and benefits expenses of $4,252 million in the current quarter and $8,718 million in the current year period increased 6% and 13%, respectively, from $4,015 million in the prior year quarter and $7,698 million in the prior year period, primarily due to increases in incentive compensation driven mainly by higher revenues and

June 2017 Form 10-Q	2

Management’s Discussion and Analysis

the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses were $2,609 million in the current quarter and $5,080 million in the current year period compared with $2,411 million in the prior year quarter and $4,782 million in the prior year period, representing an 8% and a 6% increase, respectively. These increases were primarily as a result of higher Brokerage, clearing and exchange fees expense and other volume-driven expenses and a provision related to a United Kingdom (“U.K.”) indirect tax (i.e. value-added tax or “VAT”) matter. In addition to these drivers, non-compensation expenses increased in the current year period due to higher litigation costs. For further discussion of the U.K. VAT matter, see “Institutional Securities—Investments, Other Revenues, Non-interest Expenses and Other Items—Other Items” herein.

Expense Efficiency Ratio

•

The expense efficiency ratio was 72.2% in the current quarter and 71.7% in the current year period. The expense efficiency ratio was 72.1% in the prior year quarter and 74.7% in the prior year period (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

Return on Average Common Equity

•	The annualized return on average common equity (“ROE”) was 9.1% in the current quarter and 9.9% in the current year period. The annualized ROE was 8.3% in the prior year quarter and 7.2% in the prior year period (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

Business Segment Results

Net Revenues by Segment1, 2

($ in millions)

3	June 2017 Form 10-Q

Management’s Discussion and Analysis

Net Income Applicable to Morgan Stanley by Segment2, 3

($ in millions)

1.

The total amount of Net Revenues by Segment also includes intersegment eliminations of $(75) million and $(63) million in the current quarter and prior year quarter, respectively, and $(149) million and $(130) million in the current year period and prior year period, respectively.

2.

The percentages on the sides of the charts represent the contribution of each business segment to the total. Amounts do not necessarily total to 100% due to intersegment eliminations, where applicable.

3.	The total amount of Net Income Applicable to Morgan Stanley by Segment also includes intersegment eliminations of $2 million in the current year period.

•

Institutional Securities net revenues of $4,762 million in the current quarter and $9,914 million in the current year period increased 4% from the prior year quarter and increased 20% from the prior year period. The current quarter results primarily reflected higher revenues from underwriting and strength in equity sales and trading. The current year period results primarily reflected higher revenues from fixed income sales and trading and underwriting.

•

Wealth Management net revenues of $4,151 million in the current quarter and $8,209 million in the current year period increased 9% from the prior year quarter and increased 10% from the prior year period. The current quarter and the current year period results reflected growth in asset management fee revenues and Net interest income. In addition to these drivers, the current year period results reflected higher transactional revenues.

•

Investment Management net revenues of $665 million in the current quarter and $1,274 million in the current year period increased 14% from the prior year quarter and increased 20% from the prior year period. The current quarter results primarily reflected higher investment gains and carried interest and growth in asset management fee revenues. Current year period results primarily reflected investment gains compared with losses in the prior year period and positive carried interest in the current year period.

Net Revenues by Region1

($ in millions)

EMEA—Europe, Middle East and Africa

1.	For a discussion of how the geographic breakdown for net revenues is determined, see Note 21 to the consolidated financial statements in Item 8 of the 2016 Form 10-K.

June 2017 Form 10-Q	4

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Income from continuing operations applicable to Morgan Stanley	$1,762	$1,586	$3,714	$2,723
Income (loss) from discontinued operations applicable to Morgan Stanley	(5)	(4)	(27)	(7)
Net income applicable to Morgan Stanley	1,757	1,582	3,687	2,716
Preferred stock dividends and other	170	157	260	235
Earnings applicable to Morgan Stanley common shareholders	$1,587	$1,425	$3,427	$2,481
Effective income tax rate from continuing operations	32.0%	33.5%	30.5%	33.4%

	At June 30, 2017	At December 31, 2016
Capital ratios (Transitional-Advanced)[1]
Common Equity Tier 1 capital ratio	16.6%	16.9%
Tier 1 capital ratio	19.0%	19.0%
Total capital ratio	21.9%	22.0%
Capital ratios (Transitional-Standardized)[1]
Tier 1 leverage ratio[2]	8.5%	8.4%

in millions, except per share and employee data	At June 30, 2017	At December 31, 2016
Loans[3]	$97,639	$94,248
Total assets	$841,016	$814,949
Global Liquidity Reserve[4]	$188,296	$202,297
Deposits	$144,913	$155,863
Long-term borrowings	$184,112	$164,775
Common shareholders’ equity	$70,306	$68,530
Common shares outstanding	1,840	1,852
Book value per common share[5]	$38.22	$36.99
Worldwide employees	56,187	55,311

1.	For a discussion of our regulatory capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.
2.	See Note 13 to the consolidated financial statements for information on the Tier 1 leverage ratio.
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

Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information

We prepare our consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”). From time to time, we may disclose certain “non-GAAP financial measures” in this document, or in the course of our earnings releases, earnings and other conference calls, financial presentations, Definitive Proxy Statement and otherwise. A “non-GAAP financial measure” excludes, or includes, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We consider the non-GAAP financial measures we disclose to be useful to us, investors and analysts by providing further transparency about, or an alternate means of assessing, our financial condition, operating results, prospective regulatory capital requirements, or capital adequacy. These measures are not in accordance with, or a substitute for, U.S. GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever we refer to a non-GAAP financial measure, we will also generally define it or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the U.S. GAAP financial measure and the non-GAAP financial measure.

The principal non-GAAP financial measures presented in this document are set forth below.

Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2017	2016	2017	2016
Pre-tax profit margin[1]
Institutional Securities	30%	33%	32%	29%
Wealth Management	25%	23%	25%	22%
Investment Management	21%	20%	19%	15%
Consolidated	28%	28%	28%	25%
Average common equity[2]
Institutional Securities	$40.2	$43.2	$40.2	$43.2
Wealth Management	17.2	15.3	17.2	15.3
Investment Management	2.4	2.8	2.4	2.8
Parent Company	10.1	7.7	9.7	7.3
Consolidated average common equity	$69.9	$69.0	$69.5	$68.6
Return on average common equity[2]
Institutional Securities	8.5%	8.0%	9.9%	6.4%
Wealth Management	14.6%	12.9%	14.6%	12.7%
Investment Management	16.3%	10.6%	13.7%	8.8%
Consolidated	9.1%	8.3%	9.9%	7.2%

5	June 2017 Form 10-Q

Management’s Discussion and Analysis

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions, except per share data	2017	2016	2017	2016
Net income applicable to Morgan Stanley
U.S. GAAP	$1,757	$1,582	$3,687	$2,716
Impact of discrete tax provision[3]	4	—	18	—
Net income applicable to Morgan Stanley, excluding discrete tax provision—non-GAAP	$1,761	$1,582	$3,705	$2,716
Earnings per diluted common share
U.S. GAAP	$0.87	$0.75	$1.87	$1.30
Impact of discrete tax provision[3]	—	—	0.01	—
Earnings per diluted common share, excluding discrete tax provision—non-GAAP	$0.87	$0.75	$1.88	$1.30
Effective income tax rate
U.S. GAAP	32.0%	33.5%	30.5%	33.4%
Impact of discrete tax provision[3]	(0.1)%	—	(0.4)%	—
Effective income tax rate from continuing
operations, excluding discrete tax provision—non-GAAP	31.9%	33.5%	30.1%	33.4%

1.	Pre-tax profit margin represents income from continuing operations before income taxes as a percentage of net revenues.
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

3.

Beginning in 2017, with the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting, the income tax consequences related to share-based payments are required to be recognized in Provision for income taxes in the consolidated income statements upon the conversion of employee share-based awards, which primarily occur in the first quarter of each year. The impact of the income tax consequences upon conversion of the awards may be either a benefit or a provision and is treated as a discrete item. The non-GAAP financial measures for net income applicable to Morgan Stanley, earnings per diluted common share and effective income tax rate above exclude discrete tax provisions other than income tax consequences arising from conversion activity as we anticipate conversion activity each quarter. See Note 2 to the consolidated financial statements for information on the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting. For further information on the discrete tax provision, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

Consolidated Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2017	2016	2017	2016
Average common equity[1,2,3]
Unadjusted	$69.9	$69.0	$69.5	$68.6
Excluding DVA	70.5	69.1	70.1	68.7
Excluding DVA and discrete tax provision (benefit)	70.5	69.1	70.1	68.7
Return on average common equity[1,2,4,5]
Unadjusted	9.1%	8.3%	9.9%	7.2%
Excluding DVA	9.0%	8.3%	9.8%	7.2%
Excluding DVA and discrete tax provision (benefit)	9.0%	8.3%	9.8%	7.2%
Average tangible common equity[1,2,3], [6]
Unadjusted	$60.7	$59.5	$60.2	$59.1
Excluding DVA	61.3	59.6	60.8	59.2
Excluding DVA and discrete tax provision (benefit)	61.3	59.6	60.8	59.2
Return on average tangible common equity[1,2,5]
Unadjusted	10.4%	9.6%	11.4%	8.4%
Excluding DVA	10.3%	9.6%	11.3%	8.4%
Excluding DVA and discrete tax provision (benefit)	10.4%	9.6%	11.3%	8.4%

Expense efficiency ratio[7]	72.2%	72.1%	71.7%	74.7%

	At June 30, 2017	At December 31, 2016
Tangible book value per common share[6]	$33.24	$31.98

DVA—Debt valuation adjustment represents the change in the fair value resulting from fluctuations in our credit spreads and other credit factors related to liabilities carried at fair value under the fair value option, primarily certain Long-term and Short-term borrowings.

1.	When excluding DVA, it is only excluded from the denominator. When excluding the discrete tax provision (benefit), both the numerator and denominator are adjusted to exclude that item.
2.

Beginning in 2017, with the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting, the income tax consequences related to share-based payments are required to be recognized in Provision for income taxes in the consolidated income statements upon the conversion of employee share-based awards, which primarily occur in the first quarter of each year. The impact of the income tax consequences upon conversion of the awards may be either a benefit or a provision and is treated as a discrete item. When excluding discrete tax provision (benefit) from average common equity, return on average common equity, average tangible common equity and return on average tangible common equity above only discrete tax provisions (benefits) other than income tax consequences arising from conversion activity are excluded as we anticipate conversion activity each quarter. See Note 2 to the consolidated financial statements for information on the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting.

3.

The impact of DVA on average common equity and average tangible common equity was approximately $(612) million and $(106) million in the current quarter and prior year quarter, respectively. The impact of DVA on average common equity and average tangible common equity was approximately $(599) million and $(128) million in the current year period and prior year period, respectively.

4.	The calculation used in determining the Firm’s “ROE Target” is return on average common equity excluding DVA and discrete tax items as set forth above.
5.

Return on average common equity equals annualized consolidated net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity. Return on average tangible common equity equals annualized net income applicable to Morgan Stanley less preferred dividends as a percentage of average tangible common equity.

June 2017 Form 10-Q	6

Management’s Discussion and Analysis

6.

For a discussion of tangible common equity, see “Liquidity and Capital Resources—Tangible Equity” herein. Tangible book value per common share equals tangible common equity divided by common shares outstanding.

7.	The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.

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

7	June 2017 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities

Income Statement Information

	Three Months Ended June 30,
$ in millions	2017	2016	% Change
Revenues
Investment banking	$1,413	$1,108	28%
Trading	2,725	2,498	9%
Investments	37	76	(51)%
Commissions and fees	630	607	4%
Asset management, distribution and administration fees	89	69	29%
Other	126	138	(9)%
Total non-interest revenues	5,020	4,496	12%
Interest income	1,243	966	29%
Interest expense	1,501	884	70%
Net interest	(258)	82	N/M
Net revenues	4,762	4,578	4%
Compensation and benefits	1,667	1,625	3%
Non-compensation expenses	1,652	1,447	14%
Total non-interest expenses	3,319	3,072	8%
Income from continuing operations before income taxes	1,443	1,506	(4)%
Provision for income taxes	413	453	(9)%
Income from continuing operations	1,030	1,053	(2)%
Income (loss) from discontinued operations, net of income taxes	(5)	(4)	(25)%
Net income	1,025	1,049	(2)%
Net income applicable to noncontrolling interests	33	61	(46)%
Net income applicable to Morgan Stanley	$992	988	—%

	Six Months Ended June 30,
$ in millions	2017	2016	% Change
Revenues
Investment banking	$2,830	$2,098	35%
Trading	5,737	4,389	31%
Investments	103	108	(5)%
Commissions and fees	1,250	1,262	(1)%
Asset management, distribution and administration fees	180	142	27%
Other	299	142	111%
Total non-interest revenues	10,399	8,141	28%
Interest income	2,367	2,019	17%
Interest expense	2,852	1,868	53%
Net interest	(485)	151	N/M
Net revenues	9,914	8,292	20%
Compensation and benefits	3,537	3,007	18%
Non-compensation expenses	3,204	2,871	12%
Total non-interest expenses	6,741	5,878	15%
Income from continuing operations before income taxes	3,173	2,414	31%
Provision for income taxes	872	728	20%
Income from continuing operations	2,301	1,686	36%
Income (loss) from discontinued operations, net of income taxes	(27)	(7)	N/M
Net income	2,274	1,679	35%
Net income applicable to noncontrolling interests	68	100	(32)%
Net income applicable to Morgan Stanley	$2,206	$1,579	40%

N/M—Not Meaningful

June 2017 Form 10-Q	8

Management’s Discussion and Analysis

Investment Banking

Investment Banking Revenues

	Three Months Ended June 30,
$ in millions	2017	2016	% Change
Advisory	$504	$497	1%
Underwriting revenues:
Equity	405	266	52%
Fixed income	504	345	46%
Total underwriting	909	611	49%
Total investment banking	$1,413	$1,108	28%

	Six Months Ended June 30,
$ in millions	2017	2016	% Change
Advisory	$1,000	$1,088	(8)%
Underwriting revenues:
Equity	795	426	87%
Fixed income	1,035	584	77%
Total underwriting	1,830	1,010	81%
Total investment banking	$2,830	$2,098	35%

Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2017[1]	2016[1]	2017[1]	2016[1]
Completed mergers and acquisitions[2]	$205	$241	$356	$538
Equity and equity-related offerings[3]	20	14	30	21
Fixed income offerings[4]	67	62	142	113

1.

Source: Thomson Reuters, data at July 12, 2017. Completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

2.	Amounts include transactions of $100 million or more.
3.	Amounts include Rule 144A issuances and registered public offerings of common stock and convertible securities and rights offerings.
4.

Amounts include non-convertible preferred stock, mortgage-backed and asset-backed securities, and taxable municipal debt. Amounts include publicly registered and Rule 144A issuances. Amounts exclude leveraged loans and self-led issuances.

Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment banking revenues of $1,413 million in the current quarter and $2,830 million in the current year period increased 28% and 35% from the comparable prior year periods. The increase in the current quarter primarily reflected higher underwriting revenues. The increase in the current year period was due to higher underwriting revenues, partially offset by lower advisory revenues.

•

Advisory revenues were relatively unchanged in the current quarter and decreased in the current year period reflecting the lower volumes of completed merger, acquisition and restructuring transactions (see Investment Banking Volumes table), offset by the positive impact of higher fee realizations.

•

Equity underwriting revenues increased in the current quarter and current year period as a result of higher global market volumes in both follow-on and initial public offerings (see Investment Banking Volumes table). In the current year period, equity underwriting revenues also increased as a result of higher fee realizations. Fixed income underwriting revenues increased in the current quarter and current year period primarily due to higher non-investment grade loan fees and bond fees.

Sales and Trading Net Revenues

By Income Statement Line Item

	Three Months Ended June 30,
$ in millions	2017	2016	% Change
Trading	$2,725	$2,498	9%
Commissions and fees	630	607	4%
Asset management, distribution and administration fees	89	69	29%
Net interest	(258)	82	N/M
Total	$3,186	$3,256	(2)%

	Six Months Ended June 30,
$ in millions	2017	2016	% Change
Trading	$5,737	$4,389	31%
Commissions and fees	1,250	1,262	(1)%
Asset management, distribution and administration fees	180	142	27%
Net interest	(485)	151	N/M
Total	$6,682	$5,944	12%

N/M—Not Meaningful

9	June 2017 Form 10-Q

Management’s Discussion and Analysis

By Business

	Three Months Ended June 30,
$ in millions	2017	2016	% Change
Equity	$2,155	$2,145	—%
Fixed income	1,239	1,297	(4)%
Other	(208)	(186)	(12)%
Total	$3,186	$3,256	(2)%

	Six Months Ended June 30,
$ in millions	2017	2016	% Change
Equity	$4,171	$4,201	(1)%
Fixed income	2,953	2,170	36%
Other	(442)	(427)	(4)%
Total	$6,682	$5,944	12%

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

•

Global macro products.     We make markets for our clients in interest rate, foreign exchange and emerging market products, including exchange-traded and OTC securities, loans and derivative instruments. The results of this market-making activity are primarily driven by gains and losses from buying and selling positions to stand ready for and satisfy client demand, and are recorded in Trading revenues.

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

•

Commodities products and Other. We make markets in various commodity products related primarily to electricity, natural gas, oil, and precious metals, with the results primarily reflected in Trading revenues. Other activities include the results from the centralized management of our fixed income derivative counterparty exposures, which are primarily recorded in Trading revenues.

Sales and Trading Net Revenues—Equity and Fixed Income

	Three Months Ended June 30, 2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$1,166	$88	$(227)	$1,027
Execution services	601	580	(53)	1,128
Total Equity	$1,767	$668	$(280)	$2,155
Total Fixed Income	$1,114	$48	$77	$1,239

	Three Months Ended June 30, 2016
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$1,039	$90	$(82)	$1,047
Execution services	576	549	(27)	1,098
Total Equity	$1,615	$639	$(109)	$2,145
Total Fixed Income	$1,018	$37	$242	$1,297

	Six Months Ended June 30, 2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$2,097	$177	$(415)	$1,859
Execution services	1,265	1,148	(101)	2,312
Total Equity	$3,362	$1,325	$(516)	$4,171
Total Fixed Income	$2,712	$102	$139	$2,953

	Six Months Ended June 30, 2016
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$1,925	$176	$(42)	$2,059
Execution services	1,085	1,149	(92)	2,142
Total Equity	$3,010	$1,325	$(134)	$4,201
Total Fixed Income	$1,573	$77	$520	$2,170

1.	Includes Commissions and fees and Asset management, distribution and administration fees.
2.	Funding costs are allocated to the businesses based on funding usage and are included in Net interest.

June 2017 Form 10-Q	10

Management’s Discussion and Analysis

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

Sales and Trading Net Revenues during the Current Quarter

Equity

Equity sales and trading net revenues of $2,155 million in the current quarter were relatively unchanged from the prior year quarter, reflecting higher results in execution services, offset by lower results in our financing business.

•

Financing revenues decreased 2% from the prior year quarter as Net interest revenues declined from higher net interest costs, reflecting increased liquidity requirements and an increased proportion of lower spread transactions, partially offset by higher client activity in equity swaps reflected in Trading.

•

Execution services increased 3% from the prior year quarter primarily reflecting higher revenues from derivative products and improved commissions and fees driven by increased client activity, partially offset by higher net interest costs.

Fixed Income

Fixed income net revenues of $1,239 million in the current quarter were 4% lower than the prior year quarter, driven by a decrease in Net interest revenues across all three product areas, partially offset by an increase in Trading revenues.

•	Credit products decreased due to a lower level of interest realized in securitized products and tighter bid-offer spreads in the current quarter.

•

Global macro products decreased due to higher interest costs in the current quarter which resulted from interest rate products inventory management. This was partially offset by improved performance in foreign exchange and emerging markets trading activity principally due to specific market events.

•

Commodities products and Other increased due to the absence of losses from counterparty risk management incurred in the prior year quarter, partially offset by a decrease in Commodities structured transactions.

Sales and Trading Net Revenues during the Current Year Period

Equity

Equity sales and trading net revenues of $4,171 million in the current year period were relatively unchanged from the prior year period, reflecting lower results in our financing business, offset by higher results in execution services.

•

Financing revenues decreased 10% from the prior year period as Net interest revenues declined from higher net interest costs, reflecting increased liquidity requirements and an increased proportion of lower spread transactions, partially offset by higher client activity in equity swaps reflected in Trading.

•

Execution services increased 8% from the prior year period primarily reflecting improved results in Trading revenues compared with the prior year period when increased volatility resulted in inventory losses.

Fixed Income

Fixed income net revenues of $2,953 million in the current year period were 36% higher than the prior year period, driven by an increase in Trading revenues, partially offset by a decline in Net interest revenues.

•

Credit products increased due to the absence of inventory losses driven by a widening spread environment in the prior year period. This was partially offset by a lower level of interest realized in securitized products in the current year period.

•

Global macro products increased due to a more favorable environment across products compared with the prior year period when results were impacted by inventory losses. This was partially offset by higher interest costs in the current year period which resulted from interest rate products inventory management.

•	Commodities products and Other increased due to improved energy trading and the absence of losses from counterparty risk management incurred in the prior year period.

11	June 2017 Form 10-Q

Management’s Discussion and Analysis

Investments, Other Revenues, Non-interest Expenses and Other Items

Investments

•	Net investment gains of $37 million in the current quarter decreased from the prior year quarter primarily as a result of lower gains on equities business related investments.

•

Net investment gains of $103 million in the current year period decreased from the prior year period primarily reflecting lower gains on business related investments, partially offset by gains on investments associated with our compensation plans compared with losses in the prior year period.

Other

•

Other revenues of $126 million in the current quarter were relatively unchanged from the prior year quarter. Other revenues of $299 million in the current year period increased from the prior year period primarily reflecting mark-to-market gains on loans held for sale in the current year period compared with mark-to-market losses in the prior year period and a decrease in the provision on loans held for investment.

Non-interest Expenses

Non-interest expenses of $3,319 million in the current quarter increased from the comparable prior year period primarily reflecting a 3% increase in Compensation and benefits expenses and a 14% increase in Non-compensation expenses. Non-interest expenses of $6,741 million in the current year period reflect an 18% increase in Compensation and benefits expenses and a 12% increase in Non-compensation expenses.

•

Compensation and benefits expenses increased in the current quarter and current year period primarily due to increases in discretionary incentive compensation driven mainly by higher revenues and the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses increased in the current quarter and current year period primarily due to higher Brokerage, clearing and exchange fees expense and other volume-driven expenses and a provision related to the U.K. VAT matter (see Other Items below). In addition to these drivers, non-compensation expenses increased in the current year period due to higher litigation costs.

Other Items

The Firm self-identified an issue regarding VAT on intercompany services provided by certain overseas affiliates to our U.K. Group. The Firm is reviewing the reporting of U.K. VAT as additional support service centers were added to our operations over the years, and the focus and nature of their intended services shifted among geographic locations. During the current quarter, we have recorded a provision of $86 million that incorporates potential additional VAT, interest and penalties for this exposure. We are actively working with Her Majesty’s Revenue and Customs to resolve this matter. The provision reflected is based on currently available information and analyses, and our review of this matter is continuing.

June 2017 Form 10-Q	12

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended June 30,		% Change
$ in millions	2017	2016[1]
Revenues
Investment banking	$135	$123	10%
Trading	207	252	(18)%
Investments	1	—	N/M
Commissions and fees	424	423	—%
Asset management, distribution and administration fees	2,302	2,082	11%
Other	73	102	(28)%
Total non-interest revenues	3,142	2,982	5%
Interest income	1,114	920	21%
Interest expense	105	91	15%
Net interest	1,009	829	22%
Net revenues	4,151	3,811	9%
Compensation and benefits	2,297	2,152	7%
Non-compensation expenses	797	800	—%
Total non-interest expenses	3,094	2,952	5%
Income from continuing operations before income taxes	1,057	859	23%
Provision for income taxes	392	343	14%
Net income applicable to Morgan Stanley	$665	$516	29%
	Six Months Ended June 30,		% Change
$ in millions	2017	2016[1]
Revenues
Investment banking	$280	$244	15%
Trading	445	446	—%
Investments	2	(2)	200%
Commissions and fees	864	835	3%
Asset management, distribution and administration fees	4,486	4,136	8%
Other	129	160	(19)%
Total non-interest revenues	6,206	5,819	7%
Interest income	2,193	1,834	20%
Interest expense	190	174	9%
Net interest	2,003	1,660	21%
Net revenues	8,209	7,479	10%
Compensation and benefits	4,614	4,240	9%
Non-compensation expenses	1,565	1,594	(2)%
Total non-interest expenses	6,179	5,834	6%
Income from continuing operations before income taxes	2,030	1,645	23%
Provision for income taxes	718	636	13%
Net income applicable to Morgan Stanley	$1,312	$1,009	30%

N/M – Not Meaningful

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

Statistical Data

Financial Information and Statistical Data

$ in billions	At June 30, 2017	At December 31, 2016
Client assets	$2,239	$2,103
Fee-based client assets[1]	$962	$877
Fee-based client assets as a percentage of total client assets	43%	42%
Client liabilities[2]	$77	$73
Bank deposit program	$139	$153
Investment securities portfolio	$53.5	$63.9
Loans and lending commitments	$74.2	$68.7
Wealth Management representatives	15,777	15,763

	Three Months Ended June 30,
	2017	2016
Annualized revenues per representative
(dollars in thousands)[3]	$1,052	$959
Client assets per representative
(dollars in millions)[4]	$142	$128
Fee-based asset flows[5]
(dollars in billions)	$19.9	$12.0

	Six Months Ended June 30,
	2017	2016
Annualized revenues per representative
(dollars in thousands)[3]	$1,041	$941
Client assets per representative
(dollars in millions)[4]	$142	$128
Fee-based asset flows[5]
(dollars in billions)	$38.7	$17.9

1.	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.
3.	Annualized revenues per representative equal Wealth Management’s annualized revenues divided by the average representative headcount.
4.	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
5.	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude institutional cash management-related activity.

13	June 2017 Form 10-Q

Management’s Discussion and Analysis

Transactional Revenues

	Three Months Ended June 30,		% Change
$ in millions	2017	2016
Investment banking	$135	$123	10%
Trading	207	252	(18)%
Commissions and fees	424	423	—%
Total	$766	$798	(4)%

	Six Months Ended June 30,		% Change
$ in millions	2017	2016
Investment banking	$280	$244	15%
Trading	445	446	—%
Commissions and fees	864	835	3%
Total	$1,589	$1,525	4%

Net Revenues

Transactional Revenues

Transactional revenues of $766 million in the current quarter decreased 4% from the prior year quarter primarily reflecting lower Trading revenues, partially offset by higher Investment banking revenues.

Transactional revenues of $1,589 million in the current year period increased 4% from the prior year period primarily reflecting higher revenues in Investment banking and Commissions and fees.

•

Investment banking revenues increased in the current quarter primarily due to higher revenues from structured products and equity syndicate activities, partially offset by lower fixed income revenues as a result of the Fixed Income Integration and lower preferred stock underwriting activity. The increase in the current year period was due to higher revenues from structured products and equity syndicate activities, partially offset by lower preferred stock underwriting activity.

•

Trading revenues decreased in the current quarter primarily due to the Fixed Income Integration, partially offset by gains related to investments associated with certain employee deferred compensation plans. Trading revenues in the current year period were relatively unchanged as lower revenues related to the Fixed Income Integration were largely offset by gains related to investments associated with certain employee deferred compensation plans.

•

Commissions and fees were relatively unchanged in the current quarter. Commissions and fees increased in the current year period primarily due to the Fixed Income Integration and to higher equities activity, partially offset by lower annuity product revenues.

Asset Management

•

Asset management, distribution and administration fees of $2,302 million in the current quarter and $4,486 million in the current year period increased 11% from the prior year quarter and increased 8% from the prior year period. The increase in each respective period is primarily due to market appreciation and net positive flows, partially offset by lower average client fee rates. See “Fee-Based Client Assets Activity and Average Fee Rate by Account Type” herein.

Net Interest

•

Net interest of $1,009 million in the current quarter and $2,003 million in the current year period increased 22% and 21%, respectively, from the comparable prior year periods primarily due to higher interest rates and higher loan balances, partially offset by lower investment portfolio balances.

Other

•

Other revenues of $73 million in the current quarter and $129 million in the current year period decreased 28% and 19%, respectively, from the comparable prior year periods, due to lower realized gains from the available for sale (“AFS”) securities portfolio.

Non-interest Expenses

Non-interest expenses of $3,094 million in the current quarter and $6,179 million in the current year period increased 5% and 6%, respectively, from the comparable prior year periods.

•

Compensation and benefits expenses in the current quarter and current year period increased primarily due to higher revenues and increases in the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses were relatively unchanged in the current quarter. Non-compensation expenses decreased in the current year period primarily due to lower litigation and information processing costs, partially offset by higher deposit insurance expenses.

June 2017 Form 10-Q	14

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

	At March 31, 2017	Inflows	Outflows	Market Impact	At June 30, 2017	Average for the Three Months Ended June 30, 2017
$ in billions, Fee Rate in bps						Fee Rate[1]

Separately managed accounts[2,3]	$230	$8	$(7)	$6	$237	17
Unified managed accounts[3]	217	13	(7)	5	228	98
Mutual fund advisory	21	—	(1)	1	21	118
Representative as advisor	133	10	(8)	3	138	84
Representative as portfolio manager	305	23	(11)	4	321	96
Subtotal	$906	$54	$(34)	$19	$945	77
Cash management	21	2	(6)	—	17	6
Total fee-based client assets	$927	$56	$(40)	$19	$962	75

	At March 31, 2016	Inflows	Outflows	Market Impact	At June 30, 2016	Average for the Three Months Ended June 30, 2016
$ in billions, Fee Rate in bps						Fee Rate[1]

Separately managed accounts[2]	$278	$9	$(7)	$(1)	$279	37
Unified managed accounts	112	11	(5)	2	120	106
Mutual fund advisory	24	—	(1)	—	23	119
Representative as advisor	114	8	(8)	3	117	85
Representative as portfolio manager	255	17	(12)	5	265	99
Subtotal	$783	$45	$(33)	$9	$804	78
Cash management	15	4	(3)	—	16	6
Total fee-based client assets	$798	$49	$(36)	$9	$820	76

	At December 31, 2016	Inflows	Outflows	Market Impact	At June 30, 2017	Average for the Six Months Ended June 30, 2017
$ in billions, fee rate in bps						Fee Rate[1]

Separately managed accounts[2,3]	$222	$16	$(11)	$10	$237	16
Unified managed accounts[3]	204	25	(15)	14	228	98
Mutual fund advisory	21	1	(3)	2	21	118
Representative as advisor	125	19	(14)	8	138	85
Representative as portfolio manager	285	42	(21)	15	321	97
Subtotal	$857	$103	$(64)	$49	$945	76
Cash management	20	5	(8)	—	17	6
Total fee-based client assets	$877	$108	$(72)	$49	$962	75

	At December 31, 2015	Inflows	Outflows	Market Impact	At June 30, 2016	Average for the Six Months Ended June 30, 2016
$ in billions, Fee Rate in bps						Fee Rate[1]

Separately managed accounts[2]	$283	$17	$(17)	$(4)	$279	37
Unified managed accounts	105	21	(9)	3	120	107
Mutual fund advisory	25	1	(3)	—	23	119
Representative as advisor	115	13	(14)	3	117	86
Representative as portfolio manager	252	31	(22)	4	265	100
Subtotal	$780	$83	$(65)	$6	$804	77
Cash management	15	7	(6)	—	16	6
Total fee-based client assets	$795	$90	$(71)	$6	$820	76

bps—Basis points

1.	Certain data enhancements made in the first quarter of 2017 resulted in a modification to the “Fee Rate” calculations. Prior periods have been restated to reflect the revised calculations.
2.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
3.

A shift in client assets of approximately $66 billion in the fourth quarter of 2016 from separately managed accounts to unified managed accounts resulted in a lower average fee rate for those platforms but did not impact the average fee rate for total fee-based client assets.

15	June 2017 Form 10-Q

Management’s Discussion and Analysis

Investment Management

Income Statement Information

	Three Months Ended June 30,
$ in millions	2017	2016	% Change
Revenues
Trading	$(3)	$5	(160)%
Investments	125	50	150%
Asset management, distribution and administration fees	539	517	4%
Other	4	9	(56)%
Total non-interest revenues	665	581	14%
Interest income	1	3	(67)%
Interest expense	1	1	—%
Net interest	—	2	(100)%
Net revenues	665	583	14%
Compensation and benefits	288	238	21%
Non-compensation expenses	235	227	4%
Total non-interest expenses	523	465	12%
Income from continuing operations before income taxes	142	118	20%
Provision for income taxes	41	37	11%
Net income	101	81	25%
Net income applicable to noncontrolling interests	1	3	(67)%
Net income applicable to Morgan Stanley	$100	$78	28%

	Six Months Ended June 30,
$ in millions	2017	2016	% Change
Revenues
Investment banking	$—	$1	(100)%
Trading	(14)	(5)	(180)%
Investments	223	(14)	N/M
Commissions and fees	—	3	(100)%
Asset management, distribution and administration fees	1,056	1,043	1%
Other	8	31	(74)%
Total non-interest revenues	1,273	1,059	20%
Interest income	2	4	(50)%
Interest expense	1	3	(67)%
Net interest	1	1	—%
Net revenues	1,274	1,060	20%
Compensation and benefits	567	451	26%
Non-compensation expenses	462	447	3%
Total non-interest expenses	1,029	898	15%
Income from continuing operations before income taxes	245	162	51%
Provision for income taxes	71	47	51%
Net income	174	115	51%
Net income (loss) applicable to noncontrolling interests	7	(13)	(154)%
Net income applicable to Morgan Stanley	$167	$128	30%

N/M – Not Meaningful

Net Revenues

Investments

•

Investments gains of $125 million in the current quarter compared with Investment gains of $50 million in the prior quarter reflected higher realized gains and higher carried interest in Infrastructure and Private Equity investments.

•

Investments gains of $223 million in the current year period reflected gains and positive carried interest in all Alternative/Other products. Investments losses in the prior year period reflected losses and the reversal of previously accrued carried interest in certain Private Equity and Real Estate investments.

Asset Management, Distribution and Administration Fees

•

Asset management, distribution and administration fees of $539 million increased 4% in the current quarter compared to the prior year quarter primarily as a result of higher average assets under management or supervision (“AUM”) in Equity and Fixed income products, with higher performance fees, partially offset by lower fee rates in Liquidity products and Alternative/Other products.

•

Asset management, distribution and administration fees of $1,056 million were relatively unchanged in the current year period, reflecting higher average AUM in Equity and Fixed income products, essentially offset by lower fee rates in Alternative/Other products.

See “AUM and Average Fee Rate by Asset Class” herein.

Non-interest Expenses

Non-interest expenses of $523 million in the current quarter and $1,029 million in the current year period increased 12% and 15% from the comparable periods primarily due to higher Compensation and benefit expenses.

•	Compensation and benefits expenses increased in the current quarter and current year period principally due to an increase in deferred compensation associated with carried interest.

•	Non-compensation expenses increased in the current quarter and current year period primarily due to higher brokerage, clearing and exchange fees, partially offset by lower professional service fees.

June 2017 Form 10-Q	16

Management’s Discussion and Analysis

Assets Under Management or Supervision

AUM and Average Fee Rate by Asset Class

For a description of the rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in Part II, Item 7 of the 2016 Form 10-K.

	At March 31, 2017	Inflows	Outflows	Market Impact	Other[1]	At June 30, 2017	Average for the Three Months Ended June 30, 2017
$ in billions, Fee Rate in bps							Total AUM	Fee Rate

Equity	$87	$6	$(5)	$5	$1	$94	$91	73
Fixed income	62	8	(6)	1	1	66	64	33
Liquidity	153	308	(308)	—	1	154	153	17
Alternative / Other products	119	6	(6)	3	(1)	121	120	70
Total assets under management or supervision	$421	$328	$(325)	$9	$2	$435	$428	46
Shares of minority stake assets	7					8	8

	At March 31, 2016	Inflows	Outflows	Market Impact	Other[1]	At June 30, 2016	Average for the Three Months Ended June 30, 2016
$ in billions, Fee Rate in bps							Total AUM	Fee Rate

Equity	$81	$5	$(6)	$1	$—	$81	$81	74
Fixed income	62	7	(8)	—	—	61	61	32
Liquidity	146	291	(289)	1	—	149	146	19
Alternative / Other products	116	9	(10)	1	(1)	115	116	74
Total assets under management or supervision	$405	$312	$(313)	$3	$(1)	$406	$404	48
Shares of minority stake assets	8					8	8

	At December 31, 2016	Inflows	Outflows	Market Impact	Other[1]	At June 30, 2017	Average for the Six Months Ended June 30, 2017
$ in billions, Fee Rate in bps							Total AUM	Fee Rate

Equity	$79	$11	$(10)	$13	$1	$94	$87	74
Fixed income	60	13	(11)	2	2	66	63	33
Liquidity	163	636	(646)	—	1	154	155	18
Alternative / Other products	115	13	(10)	4	(1)	121	119	70
Total assets under management or supervision	$417	$673	$(677)	$19	$3	$435	$424	46
Shares of minority stake assets	8					8	8

	At December 31, 2015	Inflows	Outflows	Market Impact	Other[1]	At June 30, 2016	Average for the Six Months Ended June 30, 2016
$ in billions, Fee Rate in bps							Total AUM	Fee Rate

Equity	$83	$10	$(12)	$—	—	$81	$80	73
Fixed income	60	12	(14)	2	1	61	60	32
Liquidity	149	627	(627)	—	—	149	148	18
Alternative / Other products	114	14	(14)	1	—	115	115	77
Total assets under management or supervision	$406	$663	$(667)	$3	1	$406	$403	48
Shares of minority stake assets	8					8	8

bps—Basis points

1.	Includes distributions and foreign currency impact.

17	June 2017 Form 10-Q

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

U.S. Bank Subsidiaries’ Supplemental Financial Information Excluding Transactions with the Parent Company

$ in billions	At June 30, 2017	At December 31, 2016
U.S. Bank Subsidiaries assets	$175.4	$180.7
U.S. Bank Subsidiaries investment securities portfolio:
Investment securities—AFS	38.3	50.3
Investment securities—HTM	15.3	13.6
Total	$53.6	$63.9

Wealth Management U.S. Bank Subsidiaries data
Securities-based lending and other loans[1]	$39.4	$36.0
Residential real estate loans	25.7	24.4
Total	$65.1	$60.4

Institutional Securities U.S. Bank Subsidiaries data
Corporate loans	$20.0	$20.3
Wholesale real estate loans	10.7	9.9
Total	$30.7	$30.2

AFS—Available for sale

HTM—Held to maturity

1.	Other loans primarily include tailored lending.

AFS Investment securities in our U.S. Bank Subsidiaries decreased as of June 30, 2017 as compared with December 31, 2016 primarily as a result of sales of securities to fund changes in our liquidity profile including deposit outflows, growth in loans and growth in HTM securities.

Income Tax Matters

Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
From continuing operations	32.0%	33.5%	30.5%	33.4%

The effective tax rate for the current year period includes net discrete tax benefits of $110 million, primarily resulting from a $128 million recurring-type benefit in the current year period associated with the adoption of new accounting guidance related to employee share-based payments. See Note 2 to the consolidated financial statements for information on the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting.

Accounting Development Updates

The Financial Accounting Standards Board issued accounting updates that apply to us but are not yet effective for the Firm.

Accounting updates not listed below were assessed and determined to be either not applicable or are not expected to have a significant impact on our consolidated financial statements.

The following accounting updates are currently being evaluated to determine the potential impact of adoption:

•

Revenue from Contracts with Customers.    This accounting update aims to clarify the principles of revenue recognition, to develop a common revenue recognition standard across all industries for U.S. GAAP and to provide enhanced disclosures for users of the financial statements. The core principle of this guidance is that an entity should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We will adopt the guidance on January 1, 2018 and expect to apply the modified retrospective method of adoption.

We expect this accounting update to potentially change the timing and presentation of certain revenues, as well as the timing and presentation of certain related costs for Investment banking fees and Asset management, distribution and administration fees. Subject to the resolution of certain industry interpretations, these changes are not expected to be significant.

The recognition of performance fees from fund management activities in the form of carried interest that are subject to reversal is expected to remain essentially unchanged. We expect to apply the equity method of accounting to such carried interest, thus excluding them from the scope of this standard.

June 2017 Form 10-Q	18

Management’s Discussion and Analysis

We will continue to assess the impact of the new standard as we progress through the implementation process and as industry interpretations are resolved; therefore, additional impacts may be identified prior to adoption.

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

•

Financial Instruments–Credit Losses.    This accounting update impacts the impairment model for certain financial assets measured at amortized cost such as loans held for investment and HTM securities. The amendments in this update will accelerate the recognition of credit losses by replacing the incurred loss impairment methodology with a current expected credit loss (“CECL”) methodology that requires an estimate of expected credit losses over the entire life of the financial asset. Additionally, although the CECL methodology will not apply to AFS debt securities, the update will require establishment of an allowance to reflect impairment of these securities, thereby eliminating the concept of a permanent write-down. This update is effective as of January 1, 2020.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the consolidated financial statements). We believe that of our significant accounting policies (see Note 2 to the consolidated financial statements in Item 8 of the 2016 Form 10-K and Note 2 to the consolidated financial statements), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 of the 2016 Form 10-K.

Liquidity and Capital Resources

Senior management establishes liquidity and capital policies. Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of our asset and liability position. The Treasury Department, Firm Risk Committee, Asset and Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our consolidated balance sheets, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board of Directors (the “Board”) and the Board’s Risk Committee.

The Balance Sheet

We monitor and evaluate the composition and size of our balance sheet on a regular basis. Our balance sheet management process includes quarterly planning, business-specific thresholds, monitoring of business-specific usage versus key performance metrics and new business impact assessments.

We establish balance sheet thresholds at the consolidated and business segment levels. We monitor balance sheet utilization and review variances resulting from business activity or market fluctuations. On a regular basis, we review current performance versus established thresholds and assess the need to re-allocate our balance sheet based on business unit needs. We also monitor key metrics, including asset and liability size and capital usage.

Total Assets by Business Segment

	At June 30, 2017
$ in millions	Institutional Securities	Wealth Management	Investment Management	Total
Assets
Cash and cash equivalents[1]	$30,203	$14,391	$65	$44,659
Trading assets at fair value	288,255	77	2,470	290,802
Investment securities	18,077	53,499	—	71,576
Securities purchased under agreements to resell	90,490	6,918	—	97,408
Securities borrowed	126,428	294	—	126,722
Customer and other receivables	35,954	18,380	583	54,917
Loans, net of allowance	32,528	65,106	5	97,639
Other assets[2]	43,668	12,070	1,555	57,293
Total assets	$665,603	$170,735	$4,678	$841,016

19	June 2017 Form 10-Q

Management’s Discussion and Analysis

	At December 31, 2016
$ in millions	Institutional Securities	Wealth Management	Investment Management	Total
Assets
Cash and cash equivalents[1]	$25,291	$18,022	$68	$43,381
Trading assets at fair value	259,680	64	2,410	262,154
Investment securities	16,222	63,870	—	80,092
Securities purchased under agreements to resell	96,735	5,220	—	101,955
Securities borrowed	124,840	396	—	125,236
Customer and other receivables	26,624	19,268	568	46,460
Loans, net of allowance	33,816	60,427	5	94,248
Other assets[2]	45,941	13,868	1,614	61,423
Total assets	$629,149	$181,135	$4,665	$814,949

1.	Cash and cash equivalents include cash and due from banks and interest bearing deposits with banks.
2.

Other assets primarily includes Cash deposited with clearing organizations or segregated under federal and other regulations or requirements; Other investments; Premises, equipment and software costs; Goodwill; Intangible assets and deferred tax assets.

A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $841.0 billion at June 30, 2017 from $814.9 billion at December 31, 2016, primarily driven by an increase in trading inventory within Institutional Securities. The increase reflects higher market values for corporate equities compared with December 31, 2016, along with increased trading activity across fixed income products including U.S. government and agency securities and Other sovereign government obligations.

Securities Repurchase Agreements and Securities Lending

Securities borrowed or securities purchased under agreements to resell and securities loaned or securities sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements in the 2016 Form 10-K and Note 6 to the consolidated financial statements).

Collateralized Financing Transactions

$ in millions	At June 30, 2017	At December 31, 2016
Securities purchased under agreements to resell and Securities borrowed[1]	$224,130	$227,191
Securities sold under agreements to repurchase and Securities loaned[1]	$67,559	$70,472
Securities received as collateral[2]	$14,408	$13,737

	Daily Average Balance Three Months Ended
$ in millions	June 30, 2017	December 31, 2016
Securities purchased under agreements to resell and Securities borrowed[1]	$220,045	$224,355
Securities sold under agreements to repurchase and Securities loaned[1]	$72,040	$68,908
1.	Differences between period end balances and average balances were not significant.
2.	Included in Trading assets in the consolidated balance sheets.

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

The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and the Global Liquidity Reserve (“GLR”), which support our target liquidity profile. For further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Liquidity Risk Management Framework” in Part II, Item 7 of the 2016 Form 10-K.

At June 30, 2017 and December 31, 2016, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

Global Liquidity Reserve

We maintain sufficient global liquidity reserves pursuant to our Required Liquidity Framework. For further discussion of our GLR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2016 Form 10-K.

June 2017 Form 10-Q	20

Management’s Discussion and Analysis

GLR by Type of Investment

$ in millions	At June 30, 2017	At December 31, 2016
Cash deposits with banks	$10,057	$8,679
Cash deposits with central banks	29,427	30,568
Unencumbered highly liquid securities:
U.S. government obligations	71,336	78,615
U.S. agency and agency mortgage-backed securities	52,967	46,360
Non-U.S. sovereign obligations[1]	21,290	30,884
Other investment grade securities	3,219	7,191
Total	$188,296	$202,297

1.	Non-U.S. sovereign obligations are primarily composed of unencumbered German, French, Dutch, U.K. and Japanese government obligations.

GLR Managed by Bank and Non-Bank Legal Entities

	At June 30, 2017	At December 31, 2016	Daily Average Balance Three Months Ended
$ in millions			June 30, 2017
Bank legal entities
Domestic	$62,897	$74,411	$65,976
Foreign	4,145	4,238	3,949
Total Bank legal entities	67,042	78,649	69,925
Non-Bank legal entities
Domestic:
Parent Company	48,987	66,514	56,070
Non-Parent Company	32,953	18,801	31,557
Total Domestic	81,940	85,315	87,627
Foreign	39,314	38,333	42,620
Total Non-Bank legal entities	121,254	123,648	130,247
Total	$188,296	$202,297	$200,172

The reduction in total GLR as of June 30, 2017 compared with December 31, 2016, reflecting the decrease in our AFS Investment securities, was primarily related to the reduction in our deposits balance and growth in loans.

Regulatory Liquidity Framework

Liquidity Coverage Ratio

The Basel Committee on Banking Supervision’s (“Basel Committee”) Liquidity Coverage Ratio (“LCR”) standard is designed to ensure that banking organizations have sufficient high-quality liquid assets (“HQLA”) to cover net cash outflows arising from significant stress over 30 calendar days. The standard’s objective is to promote the short-term resilience of the liquidity risk profile of banking organizations. We and our U.S. Bank Subsidiaries are subject to the LCR requirements issued by U.S. banking regulators (“U.S. LCR”), which are based on the Basel Committee’s LCR, including a requirement to calculate each entity’s U.S. LCR on each business day.

HQLA by Type of Asset

$ in millions	At June 30, 2017	At December 31, 2016
Cash[1]	$29,608	$30,569
Securities[2]	138,666	129,524
Total[3]	$168,274	$160,093

1.	Cash on deposit with central banks.
2.	Primarily includes U.S. Treasuries; U.S. agency mortgage-backed securities; sovereign bonds; investment-grade corporate bonds; and publicly traded common equities.
3.	Excludes excess HQLA held at U.S. Bank Subsidiaries.

The regulatory definition of HQLA is substantially the same as our GLR. Differences include cash placed at institutions other than central banks, which is included in our GLR but considered an inflow for LCR purposes, and certain unencumbered investment grade corporate bonds and publicly traded common equities, which are includable in HQLA but do not meet the definition of GLR.

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

The Basel Committee finalized the NSFR framework in 2014. In May 2016, the U.S. banking regulators issued a proposal to implement the NSFR in the U.S. If adopted as proposed, the requirements would apply to us and our U.S. Bank Subsidiaries beginning January 1, 2018. We continue to evaluate the potential impact of the proposal, which is subject to further rulemaking procedures following the closing of the public comment period in August 2016. Our preliminary estimates, based on the current proposal, indicate that actions will be necessary to meet the requirement, which we expect to accomplish by the effective date of the final rule. For an additional discussion of NSFR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Liquidity Framework—Net Stable Funding Ratio” in Part II, Item 7 of the 2016 Form 10-K.

21	June 2017 Form 10-Q

Management’s Discussion and Analysis

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

At June 30, 2017 and December 31, 2016, the weighted average maturity of our secured financing of less liquid assets was greater than 120 days.

Unsecured Financing

For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financing Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in Part II, Item 7 of the 2016 Form 10-K and see Note 4 to the consolidated financial statements.

Deposits

$ in millions	At June 30, 2017	At December 31, 2016
Deposits	$144,913	$155,863

The majority of deposits in our U.S. Bank Subsidiaries are sourced from our retail brokerage accounts and are considered to have stable, low-cost funding characteristics. Available funding sources to our U.S. Bank Subsidiaries include demand deposit accounts, money market deposit accounts, time deposits, repurchase agreements, federal funds purchased and Federal Home Loan Bank advances. The reduction in Deposits as of June 30, 2017 compared with December 31, 2016 was primarily due to client deployment of cash into the markets and typical seasonal client tax payments.

Short-Term Borrowings

$ in millions	At June 30, 2017	At December 31, 2016
Short-term borrowings	$916	$941

Our unsecured short-term borrowings primarily consist of structured notes, bank loans and bank notes with original maturities of 12 months or less.

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

Long-term Borrowings by Maturity at June 30, 2017

$ in millions	Parent Company	Subsidiaries	Total
2017	$8,742	$4,079	$12,821
2018	18,532	2,044	20,576
2019	21,738	1,567	23,305
2020	19,238	1,860	21,098
2021	15,826	1,350	17,176
Thereafter	80,485	8,651	89,136
Total	$164,561	$19,551	$184,112
Maturities over next 12 months			$28,823
Approximate net increase in long-term borrowings June 30, 2017 through July 28, 2017			$7,518
Includes:
Senior debt issuance on July 24, 2017			7,000

For further information on long-term borrowings, see Note 10 to the consolidated financial statements.

June 2017 Form 10-Q	22

Management’s Discussion and Analysis

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

Parent Company and MSBNA’s Senior Unsecured Ratings at July 28, 2017

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

In connection with certain OTC trading agreements and certain other agreements where we are a liquidity provider to certain financing vehicles associated with the Institutional Securities business segment, we may be required to provide additional collateral, immediately settle any outstanding liability balances with certain counterparties or pledge additional collateral to certain exchanges and clearing organizations in the event of a future credit rating downgrade irrespective of whether we are in a net asset or net liability position.

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

Incremental Collateral or Terminating Payments upon Potential Future Rating Downgrade

$ in millions	At June 30, 2017	At December 31, 2016
One-notch downgrade	$950	$1,292
Two-notch downgrade	720	875

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

Common Stock

We repurchased approximately $500 million of our outstanding common stock as part of our share repurchase program during the current quarter and $1,250 million during the current year period. We repurchased approximately $625 million during the prior year quarter and $1,250 million in the prior year period (see Note 14 to the consolidated financial statements).

For a description of our share repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds.”

For a description of our 2017 capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

23	June 2017 Form 10-Q

Management’s Discussion and Analysis

Preferred Stock

On June 15, 2017, we announced that the Board declared quarterly dividends for preferred stock shareholders of record on June 30, 2017 that were paid on July 17, 2017.

For additional information on preferred stock, see Note 14 to the consolidated financial statements.

Tangible Equity

	At June 30, 2017	At December 31, 2016	Monthly Average Balance Three Months Ended
$ in millions			June 30, 2017
Common equity	$70,306	$68,530	$69,916
Preferred equity	8,520	7,520	8,520
Morgan Stanley shareholders’ equity	78,826	76,050	78,436
Less: Goodwill and net intangible assets	(9,156)	(9,296)	(9,194)
Morgan Stanley tangible shareholders’ equity[1]	$69,670	$66,754	$69,242
Common equity	$70,306	$68,530	$69,916
Less: Goodwill and net intangible assets	(9,156)	(9,296)	(9,194)
Tangible common equity[1]	$61,150	$59,234	$60,722

1.	Morgan Stanley tangible shareholders’ equity and tangible common equity are non-GAAP financial measures.

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

The Basel Committee has recently published revisions to certain standards in its capital framework, and is actively considering potential revisions to other capital standards, that, if adopted by the U.S. banking agencies, could substantially change the U.S. regulatory capital framework. For additional discussion of regulatory capital framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Framework” in Part II, Item 7 of the 2016 Form 10-K.

Regulatory Capital Requirements

We are required to maintain minimum risk-based and leverage capital ratios under the regulatory capital requirements. A summary of the calculations of regulatory capital, risk-weighted assets (“RWAs”) and transition provisions follows.

Regulatory Capital. Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Certain adjustments to and deductions from capital are required for purposes of determining these ratios, such as goodwill, intangible assets, certain deferred tax assets, other amounts in Accumulated other comprehensive income (loss) (“AOCI”) and investments in the capital instruments of unconsolidated financial institutions. Certain of these adjustments and deductions are also subject to transitional provisions.

In addition to the minimum risk-based capital ratio requirements, on a fully phased-in basis by 2019, we will be subject to:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 global systemically important bank (“G-SIB”) capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 countercyclical capital buffer (“CCyB”), currently set by U.S. banking regulators at zero (collectively, the “buffers”).

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

Risk-Weighted Assets. RWAs reflect both our on- and off-balance sheet risk as well as capital charges attributable to the risk of loss arising from the following:

•	Credit risk: The failure of a borrower, counterparty or issuer to meet its financial obligations to us;

June 2017 Form 10-Q	24

Management’s Discussion and Analysis

•	Market risk: Adverse changes in the level of one or more market prices, rates, indices, implied volatilities, correlations or other market factors, such as market liquidity; and

•	Operational risk: Inadequate or failed processes or systems, human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets).

For a further discussion of our market, credit and operational risks, see “Quantitative and Qualitative Disclosures about Market Risk.”

Our binding risk-based capital ratios for regulatory purposes are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWAs (the “Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (the “Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWAs using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At June 30, 2017, our binding ratios are based on the Advanced Approach transitional rules.

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

Transitional and Fully Phased-In Regulatory Capital Ratios
	At June 30, 2017
	Transitional		Pro Forma Fully Phased-In
$ in millions	Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital	$61,604	$61,604	$60,862	$60,862
Tier 1 capital	70,380	70,380	69,603	69,603
Total capital	81,302	81,025	80,537	80,261
Total RWAs	368,963	370,679	379,191	381,520
Common Equity Tier 1 capital ratio	16.7%	16.6%	16.1%	16.0%
Tier 1 capital ratio	19.1%	19.0%	18.4%	18.2%
Total capital ratio	22.0%	21.9%	21.2%	21.0%
Leverage-based capital
Adjusted average assets[1]	$828,365	N/A	$827,842	N/A
Tier 1 leverage ratio[2]	8.5%	N/A	8.4%	N/A

	At December 31, 2016
	Transitional		Pro Forma Fully Phased-In
$ in millions	Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital	$60,398	$60,398	$58,616	$58,616
Tier 1 capital	68,097	68,097	66,315	66,315
Total capital	78,917	78,642	77,155	76,881
Total RWAs	340,191	358,141	351,101	369,709
Common Equity Tier 1 capital ratio	17.8%	16.9%	16.7%	15.9%
Tier 1 capital ratio	20.0%	19.0%	18.9%	17.9%
Total capital ratio	23.2%	22.0%	22.0%	20.8%
Leverage-based capital
Adjusted average assets[1]	$811,402	N/A	$810,288	N/A
Tier 1 leverage ratio[2]	8.4%	N/A	8.2%	N/A

N/A—Not Applicable

1.

Adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter ended June 30, 2017 and December 31, 2016 adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

2.	The minimum Tier 1 leverage ratio requirement is 4.0%.

The fully phased-in pro forma estimates in the previous tables are based on our current understanding of the capital rules and other factors, which may be subject to change as we receive additional clarification and implementation guidance from the Federal Reserve and as the interpretation of the regulations evolves over time. These fully phased-in pro forma estimates are non-GAAP financial measures because they were not yet effective at June 30, 2017. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what our capital, capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect our future results, see “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

25	June 2017 Form 10-Q

Management’s Discussion and Analysis

Well-Capitalized Minimum Regulatory Capital Ratios for U.S. Bank Subsidiaries

At June 30, 2017
Common Equity Tier 1 risk-based capital ratio	6.5%
Tier 1 risk-based capital ratio	8.0%
Total risk-based capital ratio	10.0%
Tier 1 leverage ratio	5.0%

For us to remain a financial holding company, our U.S. Bank Subsidiaries must qualify as well-capitalized by maintaining the minimum ratio requirements set forth in the previous table. The Federal Reserve has not yet revised the well-capitalized standard for financial holding companies to reflect the higher capital standards required for us under the capital rules. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of our risk-based capital ratios and Tier 1 leverage ratio at June 30, 2017 would have exceeded the revised well-capitalized standard. The Federal Reserve may require us to maintain risk- and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

Regulatory Capital Calculated under Transitional Rules

$ in millions	At June 30, 2017	At December 31, 2016
Common Equity Tier 1 capital
Common stock and surplus	$16,469	$17,494
Retained earnings	56,325	53,679
AOCI	(2,488)	(2,643)
Regulatory adjustments and deductions:
Net goodwill	(6,532)	(6,526)
Net intangible assets (other than goodwill and mortgage servicing assets)	(2,051)	(1,631)
Other adjustments and deductions[1]	(119)	25
Total Common Equity Tier 1 capital	$61,604	$60,398
Additional Tier 1 capital
Preferred stock	$8,520	$7,520
Noncontrolling interests	489	613
Other adjustments and deductions[2]	(66)	(246)
Additional Tier 1 capital	$8,943	$7,887
Deduction for investments in covered funds	(167)	(188)
Total Tier 1 capital	$70,380	$68,097
Standardized Tier 2 capital
Subordinated debt	$10,351	$10,303
Noncontrolling interests	80	62
Eligible allowance for credit losses	493	464
Other adjustments and deductions	(2)	(9)
Total Standardized Tier 2 capital	$10,922	$10,820
Total Standardized capital	$81,302	$78,917
Advanced Tier 2 capital
Subordinated debt	$10,351	$10,303
Noncontrolling interests	80	62
Eligible credit reserves	216	189
Other adjustments and deductions	(2)	(9)
Total Advanced Tier 2 capital	$10,645	$10,545
Total Advanced capital	$81,025	$78,642

June 2017 Form 10-Q	26

Management’s Discussion and Analysis

Regulatory Capital Rollforward Calculated under Transitional Rules

$ in millions	Six Months Ended June 30, 2017
Common Equity Tier 1 capital
Common Equity Tier 1 capital at December 31, 2016	$60,398
Change related to the following items:
Value of shareholders’ common equity	1,776
Net goodwill	(6)
Net intangible assets (other than goodwill and mortgage servicing assets)	(420)
Other adjustments and deductions[1]	(144)
Common Equity Tier 1 capital at June 30, 2017	$61,604
Additional Tier 1 capital
Additional Tier 1 capital at December 31, 2016	$7,887
New issuance of qualifying preferred stock	1,000
Change related to the following items:
Noncontrolling interests	(124)
Other adjustments and deductions[2]	180
Additional Tier 1 capital at June 30, 2017	8,943
Deduction for investments in covered funds at December 31, 2016	(188)
Change in deduction for investments in covered funds	21
Deduction for investments in covered funds at June 30, 2017	(167)
Tier 1 capital at June 30, 2017	$70,380
Standardized Tier 2 capital
Tier 2 capital at December 31, 2016	$10,820
Change related to the following items:
Eligible allowance for credit losses	29
Other changes, adjustments and deductions[3]	73
Standardized Tier 2 capital at June 30, 2017	$10,922
Total Standardized capital at June 30, 2017	$81,302
Advanced Tier 2 capital
Tier 2 capital at December 31, 2016	$10,545
Change related to the following items:
Eligible credit reserves	27
Other changes, adjustments and deductions[3]	73
Advanced Tier 2 capital at June 30, 2017	$10,645
Total Advanced capital at June 30, 2017	$81,025

1.

Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital include credit spread premium over risk-free rate for derivative liabilities, net deferred tax assets, net after-tax DVA and adjustments related to AOCI.

2.

Other adjustments and deductions used in the calculation of Additional Tier 1 capital include credit spread premium over risk-free rate for derivatives liabilities, net deferred tax assets and net after-tax DVA.

3.	Other changes, adjustments and deductions used in the calculations of Standardized and Advanced Tier 2 capital include changes in subordinated debt and noncontrolling interests.
RWAs Rollforward Calculated under Transitional Rules

	Six Months Ended June 30, 2017[1]
$ in millions	Standardized		Advanced
Credit risk RWAs
Balance at December 31, 2016		$278,874	$169,231
Change related to the following items:
Derivatives		3,799	1,896
Securities financing transactions		4,406	1,719
Securitizations		1,362	992
Investment securities		(3,025)	(1,593)
Commitments, guarantees and loans		40	228
Cash		(452)	(520)
Equity investments		(933)	(991)
Other credit risk[2]		1,141	622
Total change in credit risk RWAs		$6,338	$2,353
Balance at June 30, 2017		$285,212	$171,584
Market risk RWAs
Balance at December 31, 2016		$61,317	$60,872
Change related to the following items:
Regulatory VaR		2,366	2,366
Regulatory stressed VaR		14,279	14,279
Incremental risk charge		2,448	2,448
Comprehensive risk measure		(1,935)	(1,670)
Specific risk:
Non-securitizations		2,138	2,138
Securitizations		3,138	3,175
Total change in market risk RWAs		$22,434	$22,736
Balance at June 30, 2017		$83,751	$83,608
Operational risk RWAs
Balance at December 31, 2016	$	N/A	$128,038
Change in operational risk RWAs[3]		N/A	(12,551)
Balance at June 30, 2017	$	N/A	$115,487
Total RWAs		$368,963	$370,679

VaR—Value-at-Risk

N/A—Not Applicable

1.	The RWAs for each category in the table reflect both on- and off-balance sheet exposures, where appropriate.
2.	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.
3.	Amount reflects a reduction in the internal loss data related to litigation utilized in the operational risk capital model.

Regulatory stressed VaR increased $14,279 million in the current year period under both the Standardized and the Advanced approaches. These increases were primarily driven by increases in trading inventory across the equities, global macro, and credit businesses within Institutional Securities, in response to client demand.

27	June 2017 Form 10-Q

Management’s Discussion and Analysis

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

Pro Forma Supplementary Leverage Exposure and Ratio

	At June 30, 2017		At December 31, 2016
$ in millions	Transitional basis	Fully phased-in1	Transitional basis	Fully phased-in1
Average total assets[2]	$837,875	$837,875	$820,536	$820,536
Adjustments[3,4]	241,726	241,203	242,113	240,999
Pro forma supplementary leverage exposure	$1,079,601	$1,079,078	$1,062,649	$1,061,535
Pro forma supplementary leverage ratio	6.5%	6.5%	6.4%	6.2%

1.	Estimated amounts utilize fully phased-in Tier 1 capital and take into consideration the Tier 1 capital deduction that would be applicable in 2018 after the phase-in period has ended.
2.	Computed as the average daily balance of consolidated total assets under U.S. GAAP during the calendar quarter ended June 30, 2017 and December 31, 2016.
3.	Computed as the arithmetic mean of the month-end balances over the calendar quarter ended June 30, 2017 and December 31, 2016.
4.

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

Pro forma fully phased-in supplementary leverage exposure and ratio are based on our current understanding of rules and other factors.

U.S. Subsidiary Banks’ Pro Forma Supplementary Leverage Ratios on a Transitional Basis

	At June 30, 2017	At December 31, 2016
MSBNA	8.8%	7.7%
MSPBNA	9.9%	10.2%

The pro forma supplementary leverage exposures and pro forma supplementary leverage ratios, both on transitional and fully phased-in bases, are non-GAAP financial measures because they have not yet become effective. Our estimates are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what our supplementary leverage ratios, earnings, assets or exposures will actually be at future dates. For a discussion of risks and uncertainties that may affect our future results, see “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements

On December 15, 2016, the Federal Reserve adopted a final rule for top-tier bank holding companies of U.S. G-SIBs (“covered BHCs”), including the Parent Company, that establishes external total loss-absorbing capacity (“TLAC”), long-term debt (“LTD”) and clean holding company requirements. The final rule contains various definitions and restrictions, such as requiring eligible LTD to be issued by the covered BHC and be unsecured, have a maturity of one year or more from the date of issuance and not have certain derivative-linked features typically associated with certain types of structured notes. We expect to be in compliance with all requirements of the rule by January 1, 2019, the date that compliance is required.

For a further discussion of TLAC and LTD requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in Part II, Item 7 of the 2016 Form 10-K. For discussions about the interaction between the single point of entry resolution strategy and the TLAC and LTD requirements, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1 and “Risk Factors—Legal, Regulatory and Compliance Risk” in Part I, Item 1A of the 2016 Form 10-K.

Capital Plans and Stress Tests

Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large bank holding companies, including us, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework.

We submitted our 2017 capital plan and company-run stress test results to the Federal Reserve on April 5, 2017. On June 22, 2017, the Federal Reserve published summary results of the Dodd-Frank Act supervisory stress tests of each large bank holding company, including us. On June 28, 2017, the Federal Reserve published summary results of CCAR and announced that they did not object to our 2017 Capital Plan (“Capital Plan”). The Capital Plan includes the repurchase of up to $5.0 billion of outstanding common stock for the period beginning July 1, 2017 through June 30, 2018, an increase from $3.5 billion in the 2016 Capital Plan. Additionally, the Capital Plan includes an increase in our quarterly common

June 2017 Form 10-Q	28

Management’s Discussion and Analysis

stock dividend to $0.25 per share from $0.20 per share, beginning with the common stock dividend declared on July 19, 2017. We disclosed a summary of the results of our company-run stress tests on June 23, 2017 on our Investor Relations website. In addition, we must submit the results of our mid-cycle company-run stress test to the Federal Reserve by October 5, 2017 and disclose a summary of the results between October 5, 2017 and November 4, 2017.

The Dodd-Frank Act also requires each of our U.S. Bank Subsidiaries to conduct an annual stress test. MSBNA and MSPBNA submitted their 2017 annual company-run stress tests to the OCC on April 5, 2017 and published a summary of their stress test results on June 23, 2017 on our Investor Relations website.

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

Common equity estimation and attribution to the business segments are based on our pro forma fully phased-in regulatory capital estimates, including supplementary leverage, and incorporates our internal stress tests. The amount of capital allocated to the business segments is set at the beginning of each year and remains fixed throughout the year until the next annual reset. Differences between available and Required Capital are attributed to Parent Company equity during the year.

The Required Capital framework is expected to evolve over time in response to changes in the business and regulatory environment. We will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

Average Common Equity Attribution

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2017	2016	2017	2016
Institutional Securities	$40.2	$43.2	$40.2	$43.2
Wealth Management	17.2	15.3	17.2	15.3
Investment Management	2.4	2.8	2.4	2.8
Parent Company	10.1	7.7	9.7	7.3
Total[1]	$69.9	$69.0	$69.5	$68.6

1.	Average common equity is a non-GAAP financial measure.

Regulatory Developments

Resolution and Recovery Planning

Pursuant to the Dodd-Frank Act, we are required to submit to the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) an annual resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure.

Our preferred resolution strategy, which is set out in our 2017 resolution plan, is a single point of entry strategy. We submitted our full 2017 resolution plan on June 30, 2017. We previously submitted a status report in respect of certain shortcomings identified in our 2015 resolution plan on September 30, 2016. As indicated in our 2017 resolution plan and anticipated in our 2016 status report, the Parent Company has amended and restated its support agreement with its material subsidiaries. Under the amended and restated support agreement, upon the occurrence of a resolution scenario, the Parent Company would be obligated to contribute or loan on a subordinated basis all of its material assets, other than shares in subsidiaries of the Parent Company and certain intercompany receivables, to provide capital and liquidity, as applicable, to our material subsidiaries. The obligations of the Parent Company under the amended and restated support agreement are secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company). As a result, claims of our material subsidiaries against the assets of the Parent Company (other than shares in subsidiaries of the

29	June 2017 Form 10-Q

Management’s Discussion and Analysis

Parent Company) are effectively senior to unsecured obligations of the Parent Company.

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

For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” in Part I, Item 1, “Risk Factors—Legal, Regulatory and Compliance Risk” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Developments—Resolution and Recovery Planning” in Part II, Item 7 of the 2016 Form 10-K.

Legacy Covered Funds under the Volcker Rule

The Volcker Rule prohibits “banking entities,” including us and our affiliates, from engaging in certain “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” with a number of exemptions and exclusions. In June 2017, we received approval from the Federal Reserve of our application for a five-year extension of the transition period to conform investments in certain legacy Volcker covered funds that are also illiquid funds. The approval covers essentially all of our non-conforming investments in, and relationships with, legacy covered funds subject to the Volcker Rule.

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

U.S. Department of Labor Conflict of Interest Rule

The U.S. Department of Labor’s final Conflict of Interest Rule went into effect on June 9, 2017, with certain aspects subject to phased-in compliance, and full compliance required by January 1, 2018. The U.S. Department of Labor is undertaking an examination of the rule which may result in changes to the rule or related exemptions or a change in the January 1, 2018 full compliance date. For a discussion of the U.S. Department of Labor Conflict of Interest Rule, see “Business—Supervision and Regulation—Institutional Securities and Wealth Management” in Part I, Item 1 of the 2016 Form 10-K.

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

June 2017 Form 10-Q	30

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

Trading Risks

95%/One-Day Management VaR

	95%/One-Day VaR for the
	Three Months Ended
	June 30, 2017
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$35	$35	$44	$27
Equity price	15	18	26	15
Foreign exchange rate	10	11	15	8
Commodity price	9	9	10	8
Less: Diversification benefit[1,2]	(27)	(27)	N/A	N/A
Primary Risk Categories	$42	$46	$60	$36
Credit Portfolio	11	12	14	11
Less: Diversification benefit[1,2]	(7)	(7)	N/A	N/A
Total Management VaR	$46	$51	$64	$41
	95%/One-Day VaR for the
	Three Months Ended
	March 31, 2017
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$40	$30	$40	$23
Equity price	19	15	26	12
Foreign exchange rate	11	11	18	7
Commodity price	8	8	11	7
Less: Diversification benefit[1,2]	(26)	(25)	N/A	N/A
Primary Risk Categories	$52	$39	$52	$28
Credit Portfolio	14	15	17	14
Less: Diversification benefit[1,2]	(9)	(10)	N/A	N/A
Total Management VaR	$57	$44	$57	$33

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

31	June 2017 Form 10-Q

Risk Disclosures

The average total Management VaR for the three months ended June 30, 2017 (“current quarter”) was $51 million compared with $44 million for the three months ended March 31, 2017 (“last quarter”). The average Management VaR for the Primary Risk Categories for the current quarter was $46 million compared with $39 million for the last quarter. These increases were primarily driven by increases in trading inventory across the equities, global macro, and credit businesses within Institutional Securities, in response to client demand.

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

Total Trading.    As shown in the 95%/One-Day Management VaR table on the preceding page, the average 95%/one-day total Management VaR for the current quarter was $51 million. The following histogram presents the distribution of the daily 95%/one-day total Management VaR for the current quarter, which was in a range between $40 million and $60 million for approximately 95% of trading days during the current quarter.

The following histogram shows the distribution for the current quarter of daily net trading revenues, including profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price, and Credit Portfolio positions and intraday trading activities, for our Trading businesses. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the current quarter, we experienced net trading losses on one day, which was not in excess of the 95%/one-day Total Management VaR.

Non-Trading Risks

We believe that sensitivity analysis is an appropriate representation of our non-trading risks. Reflected below is this analysis covering substantially all of the non-trading risk in our portfolio.

Counterparty Exposure Related to Our Own Credit Spread.    The credit spread risk sensitivity of the counterparty exposure related to our own credit spread corresponded to an increase in value of approximately $6 million for each 1 basis point widening in our credit spread level at both June 30, 2017 and March 31, 2017.

Funding Liabilities.    The credit spread risk sensitivity of our mark-to-market funding liabilities corresponded to an increase in value of approximately $26 million and $19 million for each 1 basis point widening in our credit spread level at June 30, 2017 and March 31, 2017, respectively.

Interest Rate Risk Sensitivity.    The following table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for our U.S. Bank Subsidiaries. These shocks

June 2017 Form 10-Q	32

Risk Disclosures

are applied to our 12-month forecast for our U.S. Bank Subsidiaries, which incorporates market expectations of interest rates and our forecasted business activity, including our deposit deployment strategy and asset-liability management hedges.

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At June 30, 2017	At March 31, 2017
Basis point change
+200	$716	$537
+100	413	332
-100	(577)	(569)

We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The increase in positive sensitivity to interest rates arising in the +200 and +100 basis points scenarios between March 31, 2017 and June 30, 2017 is related to overall changes in our asset-liability positioning, primarily lower holdings of fixed-rate AFS Investment securities.

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

Investments Sensitivity, Including Related Performance Fees

	10% Sensitivity
$ in millions	At June 30, 2017	At March 31, 2017
Investments related to Investment Management activities	$326	$337
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	171	171
Other Firm investments	151	151

Equity Market Sensitivity.    In the Wealth Management and Investment Management business segments, certain fee-based revenue streams are driven by the value of clients’ equity holdings. The overall level of revenues for these streams also depends on multiple additional factors that include, but are not limited to, the level and duration of the equity market increase or decline, price volatility, the geographic and industry mix of client assets, the rate and magnitude of client investments and redemptions, and the impact of such market increase or decline and price volatility on client behavior. Therefore, overall revenues do not correlate completely with changes in the equity markets.

Credit Risk

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We primarily incur credit risk exposure to institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk–Risk Management–Credit Risk” in Part II, Item 7A of the 2016 Form 10-K. Also, see Notes 7 and 11 to the consolidated financial statements for additional information about our loans and lending commitments, respectively.

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

Loan and Lending Commitment Portfolio by Business Segment

	At June 30, 2017
$ in millions	Institutional Securities	Wealth Management	Investment Management[1]	Total
Corporate loans	$13,730	$13,096	$5	$26,831
Consumer loans	—	26,354	—	26,354
Residential real estate loans	—	25,646	—	25,646
Wholesale real estate loans	8,482	—	—	8,482
Loans held for investment, gross of allowance	22,212	65,096	5	87,313
Allowance for loan losses	(266)	(40)	—	(306)
Loans held for investment, net of allowance	21,946	65,056	5	87,007
Corporate loans	9,394	—	—	9,394
Residential real estate loans	10	50	—	60
Wholesale real estate loans	1,178	—	—	1,178
Loans held for sale	10,582	50	—	10,632
Corporate loans	6,755	—	20	6,775
Residential real estate loans	662	—	—	662
Wholesale real estate loans	1,788	—	—	1,788
Loans held at fair value	9,205	—	20	9,225
Total loans[2]	41,733	65,106	25	106,864
Lending commitments[3,4]	88,739	9,110	—	97,849
Total loans and lending commitments[2,3,4]	$130,472	$74,216	$25	$204,713

33	June 2017 Form 10-Q

Risk Disclosures

	At December 31, 2016
$ in millions	Institutional Securities	Wealth Management	Investment Management[1]	Total
Corporate loans	$13,858	$11,162	$5	$25,025
Consumer loans	—	24,866	—	24,866
Residential real estate loans	—	24,385	—	24,385
Wholesale real estate loans	7,702	—	—	7,702
Loans held for investment, gross of allowance	21,560	60,413	5	81,978
Allowance for loan losses	(238)	(36)	—	(274)
Loans held for investment, net of allowance	21,322	60,377	5	81,704
Corporate loans	10,710	—	—	10,710
Residential real estate loans	11	50	—	61
Wholesale real estate loans	1,773	—	—	1,773
Loans held for sale	12,494	50	—	12,544
Corporate loans	7,199	—	18	7,217
Residential real estate loans	966	—	—	966
Wholesale real estate loans	519	—	—	519
Loans held at fair value	8,684	—	18	8,702
Total loans[2]	42,500	60,427	23	102,950
Lending commitments[3,4]	90,143	8,299	—	98,442
Total loans and lending commitments[2,3,4]	$132,643	$68,726	$23	$201,392

1.	Loans in Investment Management are entered into in conjunction with certain investment advisory activities.
2.

Amounts exclude $27.7 billion and $24.4 billion related to margin loans and $4.2 billion and $4.7 billion related to employee loans at June 30, 2017 and December 31, 2016, respectively. See Notes 6 and 7 to the consolidated financial statements for further information.

3.

Lending commitments represent the notional amount of legally binding obligations to provide funding to clients for all lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

4.

For syndications led by us, the lending commitments accepted by the borrower but not yet closed are net of the amounts agreed to by counterparties that will participate in the syndication. For syndications that we participate in and do not lead, lending commitments accepted by the borrower but not yet closed include only the amount that we expect will be allocated from the lead syndicate bank. Due to the nature of our obligations under the commitments, these amounts include certain commitments participated to third parties.

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

At June 30, 2017 and December 31, 2016, the allowance for loan losses related to loans that were accounted for as held for investment was $306 million and $274 million, respectively, and the allowance for commitment losses related to lending commitments that were accounted for as held for investment was $186 million and $190 million, respectively. The aggregate allowance for loan and commitment losses increased during the current year period primarily due to updates to model parameters used in determining the inherent allowance. See Note 7 to the consolidated financial statements for further information.

Institutional Securities Lending Activities. In connection with certain Institutional Securities business segment activities, we provide loans and lending commitments to a diverse group of corporate and other institutional clients. These activities include originating and purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending, financing extended to equities and commodities customers, and loans to municipalities. These loans and lending commitments may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged by us.

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

Institutional Securities loans and lending commitments are mainly related to relationship-based and event-driven lending to select corporate clients. Relationship-based loans and lending commitments are used for general corporate purposes, working capital and liquidity purposes by our investment banking clients and typically consist of revolving lines of credit, letter of credit facilities and term loans. In connection with the relationship-based lending activities, we had hedges (which included single-name, sector and index hedges) with a notional amount of $15.2 billion and $20.2 billion at June 30, 2017 and December 31, 2016,

June 2017 Form 10-Q	34

Risk Disclosures

respectively. Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization and project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

Institutional Securities Loans and Lending Commitments by Credit Rating1

	At June 30, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AAA	$—	$—	$—	$—	$—
AA	—	—	34	187	221
A	800	2,018	860	781	4,459
BBB	2,213	4,505	2,737	590	10,045
NIG	5,314	13,016	4,275	2,246	24,851
Unrated[2]	320	129	430	1,278	2,157
Total Loans[3]	8,647	19,668	8,336	5,082	41,733
Lending Commitments
AAA	—	165	—	—	165
AA	3,885	614	3,620	4	8,123
A	2,976	4,704	11,749	759	20,188
BBB	2,680	10,216	17,070	208	30,174
NIG	3,677	11,065	12,378	2,855	29,975
Unrated[2]	41	46	4	23	114
Total Lending Commitments	13,259	26,810	44,821	3,849	88,739
Total Exposure	$21,906	$46,478	$53,157	$8,931	$130,472

	At December 31, 2016
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AAA	$—	$—	$—	$—	$—
AA	—	—	38	—	38
A	235	775	1,391	552	2,953
BBB	1,709	6,473	2,768	1,362	12,312
NIG	4,667	12,114	5,629	2,304	24,714
Unrated[2]	699	126	175	1,483	2,483
Total Loans[3]	7,310	19,488	10,001	5,701	42,500
Lending Commitments
AAA	50	105	50	—	205
AA	3,724	451	3,989	—	8,164
A	1,994	4,610	11,135	392	18,131
BBB	6,261	9,006	18,148	653	34,068
NIG	2,839	8,934	14,267	3,418	29,458
Unrated[2]	107	6	—	4	117
Total Lending Commitments	14,975	23,112	47,589	4,467	90,143
Total Exposure	$22,285	$42,600	$57,590	$10,168	$132,643

1.	Obligor credit ratings are determined by the Credit Risk Management Department.
2.

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of Market Risk. For a further discussion of our Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” herein.

3.

At June 30, 2017 and December 31, 2016, approximately 99% of loans held for investment were current, while approximately 1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Event-Driven Loans and Lending Commitments

$ in millions	At June 30, 2017	At December 31, 2016
Loans	$4,777	$5,097
Lending commitments	9,685	16,252
Total	$14,462	$21,349

Loans and lending commitments to non-investment grade borrowers	$11,550	$15,339

Maturity Profile of Event-Driven Loans and Lending Commitments
	At June 30, 2017	At December 31, 2016
Less than 1 year	22%	34%
1-3 years	34%	14%
3-5 years	21%	28%
Over 5 years	23%	24%

Institutional Securities Credit Exposure from Loans and Lending Commitments by Industry

$ in millions	At June 30, 2017	At December 31, 2016
Industry[1]
Real estate	$23,794	$19,807
Consumer discretionary	13,171	12,059
Funds, exchanges and other financial services[2]	12,382	11,481
Energy	11,572	11,757
Industrials	11,049	11,465
Utilities	9,515	9,216
Healthcare	9,185	11,534
Information technology	8,138	8,602
Consumer staples	7,707	7,329
Mortgage finance	5,553	6,296
Materials	5,283	7,630
Telecommunications services	4,437	6,156
Insurance	3,510	4,190
Consumer finance	2,572	2,847
Other	2,604	2,274
Total	$130,472	$132,643

1.	Industry categories are based on the Global Industry Classification Standard®.
2.	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.

35	June 2017 Form 10-Q

Risk Disclosures

Institutional Securities Lending Exposures Related to the Energy Industry. At June 30, 2017, Institutional Securities’ loans and lending commitments related to the energy industry were $11.6 billion, of which approximately 67% are accounted for as held for investment and 33% are accounted for as either held for sale or at fair value. Additionally, approximately 56% of the total energy industry loans and lending commitments were to investment grade counterparties.

At June 30, 2017, the energy industry portfolio included $1.1 billion in loans and $2.1 billion in lending commitments to Oil and Gas Exploration and Production (“E&P”) companies. The E&P loans were to non-investment grade counterparties, which are generally subject to periodic borrowing base reassessments based on the value of the underlying oil and gas reserves pledged as collateral. In limited situations, we may extend the period related to borrowing base reassessments typically in conjunction with taking certain risk mitigating actions with the borrower. Approximately 52% of the E&P lending commitments were to investment grade counterparties. To the extent oil and natural gas prices remain at quarter-end levels, or deteriorate further, we may incur additional lending losses.

Institutional Securities Margin Lending.    In addition to the activities noted above, Institutional Securities provides margin lending, which allows the client to borrow against the value of qualifying securities. At June 30, 2017 and December 31, 2016, the amounts related to margin lending were $15.4 billion and $11.9 billion, respectively, which were classified within Customer and other receivables in the consolidated balance sheets.

Wealth Management Lending Activities.    The principal Wealth Management lending activities include securities-based lending and residential real estate loans.

Securities-based lending provided to our retail clients is primarily conducted through our Portfolio Loan Account (“PLA”) and Liquidity Access Line (“LAL”) platforms, which had an outstanding loan balance of $31.6 billion and $29.7 billion at June 30, 2017 and December 31, 2016, respectively. For more information about our securities-based lending and residential real estate loans, see “Quantitative and Qualitative Disclosures about Market Risk–Risk Management–Credit Risk–Lending Activities” in Part II, Item 7A of the 2016 Form 10-K.

For the current quarter, loans and lending commitments associated with the Wealth Management business segment lending activities increased by approximately 6%, mainly due to growth in securities-based lending and other loans.

Wealth Management Lending Activities by Remaining Contractual Maturity

	At June 30, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$34,048	$3,208	$1,196	$979	$39,431
Residential real estate loans	—	9	35	25,631	25,675
Total[1]	$34,048	$3,217	$1,231	$26,610	$65,106
Lending commitments	6,484	1,903	458	265	9,110
Total loans and lending commitments	$40,532	$5,120	$1,689	$26,875	$74,216

	At December 31, 2016
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$30,547	$2,983	$1,304	$1,179	$36,013
Residential real estate loans	—	—	45	24,369	24,414
Total[1]	$30,547	$2,983	$1,349	$25,548	$60,427
Lending commitments	6,372	1,413	268	246	8,299
Total loans and lending commitments	$36,919	$4,396	$1,617	$25,794	$68,726

1.

At June 30, 2017 and December 31, 2016, greater than 99% of the Wealth Management business segment loans held for investment were current, while less than 1% were on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Wealth Management Loans included in Customer and Other Receivables

$ in millions	At June 30, 2017	At December 31, 2016
Net customer receivables representing margin loans	$12,328	$12,483
Employee loans[1]:
Balance	$4,323	$4,804
Allowance for loan losses	(83)	(89)
Balance, net	$4,240	$4,715

1.

Granted in conjunction with programs established by us to retain and recruit certain employees. These loans are full recourse and generally require periodic payments. At June 30, 2017, these loans have repayment terms ranging from 1 to 20 years. We establish an allowance for loan amounts to terminated employees that we do not consider recoverable, which is recorded in Compensation and benefits expense.

Credit Exposure—Derivatives

We incur credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. In connection with our OTC derivative activities, we generally enter into master netting agreements and collateral arrangements with counterparties. These agreements provide us with the ability to demand

June 2017 Form 10-Q	36

Risk Disclosures

collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master netting agreement in the event of counterparty default.

We manage our trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For credit exposure information on our OTC derivative products, see Note 4 to the consolidated financial statements. For a discussion of our credit exposure and related credit derivative contracts, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Credit Exposure—Derivatives” in Part II, Item 7A of the 2016 Form 10-K.

Credit Derivative Portfolio by Counterparty Type

	At June 30, 2017
	Fair Values[1]			Notionals
$ in millions	Receivable	Payable	Net	Protection Purchased	Protection Sold
Banks and securities firms	$5,870	$6,293	$(423)	$222,828	$195,023
Insurance and other financial institutions	3,563	4,022	(459)	156,758	154,604
Non-financial entities	39	90	(51)	3,586	1,189
Total	$9,472	$10,405	$(933)	$383,172	$350,816

	At December 31, 2016
	Fair Values[1]			Notionals
$ in millions	Receivable	Payable	Net	Protection Purchased	Protection Sold
Banks and securities firms	$8,516	$9,397	$(881)	$319,830	$273,462
Insurance and other financial institutions	3,619	3,901	(282)	144,527	151,999
Non-financial entities	94	127	(33)	5,832	4,269
Total	$12,229	$13,425	$(1,196)	$470,189	$429,730

1.

Our Credit Default Swaps (“CDS”) are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 4% of receivable fair values, and 6% and 7%, respectively, of payable fair values represented Level 3 amounts at June 30, 2017 and December 31, 2016 (see Note 3 to the consolidated financial statements).

The fair values shown in the previous table are before the application of contractual netting or collateral. For additional credit exposure information on our credit derivative portfolio, see Note 4 to the consolidated financial statements.

OTC Derivative Products at Fair Value, Net of Collateral, by Industry

$ in millions	At June 30, 2017	At December 31, 2016[1]
Industry[2]
Utilities	$4,052	$4,184
Funds, exchanges and other financial services[3]	3,145	2,756
Industrials	1,269	1,644
Regional governments	1,144	1,352
Sovereign governments	1,104	709
Banks and securities firms	949	1,485
Healthcare	930	1,103
Not-for-profit organizations	730	830
Hedge funds	542	233
Consumer discretionary	392	590
Information technology	366	267
Materials	348	235
Insurance	279	570
Energy	267	533
Consumer staples	243	567
Special purpose vehicles	229	821
Other	166	256
Total[4]	$16,155	$18,135

1.	The amounts included in the December 31, 2016 industry categories have been revised due to previous misclassifications. The total remains unchanged.
2.	Industry categories are based on the Global Industry Classification Standard®.
3.	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, consumer finance, mortgage finance and other diversified financial services.
4.	For further information on derivative instruments and hedging activities, see Note 4 to the consolidated financial statements.

37	June 2017 Form 10-Q

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

Our sovereign exposures consist of financial instruments entered into with sovereign and local governments. Our non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows our 10 largest non-U.S. country risk net exposures at June 30, 2017. Index credit derivatives are included in the country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

June 2017 Form 10-Q	38

Risk Disclosures

Top Ten Country Exposures at June 30, 20171

$ in millions	Net Inventory[2]	Net Counterparty Exposure[3,4]	Loans	Lending Commitments	Exposure Before Hedges	Hedges[5]	Net Exposure
Country
United Kingdom:
Sovereigns	$1,444	$92	$—	$ —	$1,536	$(254)	$1,282
Non-sovereigns	595	9,995	2,050	5,630	18,270	(1,824)	16,446
Total	$2,039	$10,087	$2,050	$5,630	$19,806	$(2,078)	$17,728
Japan:
Sovereigns	$2,205	$76	$—	$—	$2,281	$(82)	$2,199
Non-sovereigns	512	3,161	95	—	3,768	(144)	3,624
Total	$2,717	$3,237	$95	$—	$6,049	$(226)	$5,823
Brazil:
Sovereigns	$4,088	$—	$—	$—	$4,088	$(12)	$4,076
Non-sovereigns	52	568	955	68	1,643	(511)	1,132
Total	$4,140	$568	$955	$68	$5,731	$(523)	$5,208
Germany:
Sovereigns	$1,237	$772	$—	$—	$2,009	$(908)	$1,101
Non-sovereigns	144	1,359	526	3,256	5,285	(1,370)	3,915
Total	$1,381	$2,131	$526	$3,256	$7,294	$(2,278)	$5,016
Canada:
Sovereigns	$182	$100	$—	$—	$282	$—	$282
Non-sovereigns	276	1,619	155	1,465	3,515	(356)	3,159
Total	$458	$1,719	$155	$1,465	$3,797	$(356)	$3,441
United Arab Emirates:
Sovereigns	$(25)	$831	$—	$—	$806	$(24)	$782
Non-sovereigns	5	191	28	1,983	2,207	(15)	2,192
Total	$(20)	$1,022	$28	$1,983	$3,013	$(39)	$2,974
China:
Sovereigns	$(45)	$213	$—	$—	$168	$(249)	$(81)
Non-sovereigns	1,032	157	759	515	2,463	(10)	2,453
Total	$987	$370	$759	$515	$2,631	$(259)	$2,372
India:
Sovereigns	$1,157	$—	$—	$—	$1,157	$—	$1,157
Non-sovereigns	562	507	—	—	1,069	—	1,069
Total	$1,719	$507	$—	$—	$2,226	$—	$2,226
Ireland:
Sovereigns	$13	$5	$—	$—	$18	$(82)	$(64)
Non-sovereigns	122	399	1,671	74	2,266	—	2,266
Total	$135	$404	$1,671	$74	$2,284	$(82)	$2,202
Singapore:
Sovereigns	$1,482	$149	$—	$—	$1,631	$—	$1,631
Non-sovereigns	50	228	29	117	424	—	424
Total	$1,532	$377	$29	$117	$2,055	$—	$2,055

1.	At June 30, 2017, we had exposure to these countries for overnight deposits with banks of approximately $14.6 billion.
2.

Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for any fair value receivable or payable). As a market maker, we may transact in these CDS positions to facilitate client trading. At June 30, 2017, gross purchased protection, gross written protection, and net exposures related to single-name and index credit derivatives for those countries shown in the previous table were $(55.7) billion, $53.5 billion and $(2.2) billion, respectively.

3.	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
4.

At June 30, 2017, the benefit of collateral received against counterparty credit exposure was $7.9 billion in the U.K. with 96% of collateral consisting of cash and government obligations of the U.K., the U.S. and France, and $9.3 billion in Germany, with 95% of collateral consisting of cash and government obligations of France, Belgium and Germany. The benefit of collateral received against counterparty credit exposure in the other countries totaled approximately $7.2 billion, with collateral primarily consisting of cash and government obligations of Japan. These amounts do not include collateral received on secured financing transactions.

5.

Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures for us. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable. For a further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Credit Exposure—Derivatives” herein.

39	June 2017 Form 10-Q

Risk Disclosures

Country Risk Exposures Related to the United Kingdom.    At June 30, 2017, our country risk exposures in the U.K. included net exposures of $17,728 million as shown in the previous table, and overnight deposits of $6,657 million. The $16,446 million of exposures to non-sovereigns were diversified across both names and sectors. Of this exposure $14,162 million was to investment grade counterparties, with the largest single component ($5,334 million) to exchanges and clearing houses.

Country Risk Exposures Related to Brazil.    At June 30, 2017, our country risk exposures in Brazil included net exposures of $5,208 million as shown in the previous table. Our sovereign net exposures in Brazil were principally in the form of local currency government bonds held onshore to support client activity. The $1,132 million of exposures to non-sovereigns were diversified across both names and sectors.

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

Model Risk

Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision making, or damage to the Firm’s reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of business strategies. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Market Risk–Risk Management–Model Risk” in Part II, Item 7A of the 2016 Form 10-K.

Liquidity Risk

Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Liquidity Risk” in Part II, Item 7A of the 2016 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2.

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

June 2017 Form 10-Q	40

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

41	June 2017 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of June 30, 2017, and the related condensed consolidated income statements and comprehensive income statements for the three-month and six-month periods ended June 30, 2017 and 2016, and the cash flow statements and statements of changes in total equity for the six-month periods ended June 30, 2017 and 2016. These interim condensed consolidated financial statements are the responsibility of the management of the Firm.

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

/s/ Deloitte & Touche LLP

New York, New York

August 3, 2017

June 2017 Form 10-Q	42

Financial Statements Consolidated Financial Statements and Notes

Consolidated Income Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2017	2016	2017	2016
Revenues
Investment banking	$1,530	$1,224	$3,075	$2,331
Trading	2,931	2,746	6,166	4,811
Investments	163	126	328	92
Commissions and fees	1,027	1,020	2,060	2,075
Asset management, distribution and administration fees	2,902	2,637	5,669	5,257
Other	199	243	428	323
Total non-interest revenues	8,752	7,996	17,726	14,889
Interest income	2,106	1,667	4,071	3,414
Interest expense	1,355	754	2,549	1,602
Net interest	751	913	1,522	1,812
Net revenues	9,503	8,909	19,248	16,701
Non-interest expenses
Compensation and benefits	4,252	4,015	8,718	7,698
Occupancy and equipment	333	329	660	658
Brokerage, clearing and exchange fees	525	484	1,034	949
Information processing and communications	433	429	861	871
Marketing and business development	155	154	291	288
Professional services	561	547	1,088	1,061
Other	602	468	1,146	955
Total non-interest expenses	6,861	6,426	13,798	12,480
Income from continuing operations before income taxes	2,642	2,483	5,450	4,221
Provision for income taxes	846	833	1,661	1,411
Income from continuing operations	1,796	1,650	3,789	2,810
Income (loss) from discontinued operations, net of income taxes	(5)	(4)	(27)	(7)
Net income	$1,791	$1,646	$3,762	$2,803
Net income applicable to noncontrolling interests	34	64	75	87
Net income applicable to Morgan Stanley	$1,757	$1,582	$3,687	$2,716
Preferred stock dividends and other	170	157	260	235
Earnings applicable to Morgan Stanley common shareholders	$1,587	$1,425	$3,427	$2,481

Earnings per basic common share
Income from continuing operations	$0.89	$0.77	$1.92	$1.33
Income (loss) from discontinued operations	—	(0.01)	(0.01)	(0.01)
Earnings per basic common share	$0.89	$0.76	$1.91	$1.32

Earnings per diluted common share
Income from continuing operations	$0.87	$0.75	$1.88	$1.30
Income (loss) from discontinued operations	—	—	(0.01)	—
Earnings per diluted common share	$0.87	$0.75	$1.87	$1.30

Dividends declared per common share	$0.20	$0.15	$0.40	$0.30
Average common shares outstanding
Basic	1,791	1,866	1,796	1,875
Diluted	1,830	1,899	1,836	1,907

See Notes to Consolidated Financial Statements	43	June 2017 Form 10-Q

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Net income	$1,791	$1,646	$3,762	$2,803
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$12	$131	162	317
Change in net unrealized gains on available-for-sale securities	108	143	192	538
Pension, postretirement and other	4	(5)	4	(4)
Change in net debt valuation adjustment	(183)	145	(174)	348
Total other comprehensive income (loss)	$(59)	$414	$184	$1,199
Comprehensive income	$1,732	$2,060	$3,946	$4,002
Net income applicable to noncontrolling interests	34	64	75	87
Other comprehensive income (loss) applicable to noncontrolling interests	(21)	81	29	136
Comprehensive income applicable to Morgan Stanley	$1,719	$1,915	$3,842	$3,779

June 2017 Form 10-Q	44	See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

	(Unaudited)
$ in millions, except share data	At June 30, 2017	At December 31, 2016
Assets
Cash and due from banks	$25,008	$22,017
Interest bearing deposits with banks	19,651	21,364
Trading assets at fair value ($163,689 and $152,548 were pledged to various parties)	290,802	262,154
Investment securities (includes $50,488 and $63,170 at fair value)	71,576	80,092
Securities purchased under agreements to resell (includes $102 and $302 at fair value)	97,408	101,955
Securities borrowed	126,722	125,236
Customer and other receivables	54,917	46,460
Loans:
Held for investment (net of allowance of $306 and $274)	87,007	81,704
Held for sale	10,632	12,544
Goodwill	6,591	6,577
Intangible assets (net of accumulated amortization of $2,575 and $2,421)	2,567	2,721
Other assets	48,135	52,125
Total assets	$841,016	$814,949

Liabilities
Deposits (includes $130 and $63 at fair value)	$144,913	$155,863
Short-term borrowings (includes $582 and $406 at fair value)	916	941
Trading liabilities at fair value	134,810	128,194
Securities sold under agreements to repurchase (includes $738 and $729 at fair value)	50,697	54,628
Securities loaned	16,862	15,844
Other secured financings (includes $5,731 and $5,041 at fair value)	16,642	11,118
Customer and other payables	197,055	190,513
Other liabilities and accrued expenses	15,042	15,896
Long-term borrowings (includes $43,226 and $38,736 at fair value)	184,112	164,775
Total liabilities	761,049	737,772

Commitments and contingent liabilities (see Note 11)

Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	7,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,839,578,174 and 1,852,481,601	20	20
Additional paid-in capital	23,140	23,271
Retained earnings	56,325	53,679
Employee stock trusts	2,945	2,851
Accumulated other comprehensive income (loss)	(2,488)	(2,643)
Common stock held in treasury at cost, $0.01 par value (199,315,805 and 186,412,378 shares)	(6,691)	(5,797)
Common stock issued to employee stock trusts	(2,945)	(2,851)
Total Morgan Stanley shareholders’ equity	78,826	76,050
Noncontrolling interests	1,141	1,127
Total equity	79,967	77,177
Total liabilities and equity	$841,016	$814,949

See Notes to Consolidated Financial Statements	45	June 2017 Form 10-Q

Consolidated Statements of Changes in Total Equity (Unaudited)

$ in millions	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$7,520	$20	$23,271	$53,679	$2,851	$(2,643)	$(5,797)	$(2,851)	$1,127	$77,177
Cumulative adjustment for accounting changes[1]	—	—	45	(35)	—	—	—	—	—	10
Net income applicable to Morgan Stanley	—	—	—	3,687	—	—	—	—	—	3,687
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	75	75
Dividends	—	—	—	(1,006)	—	—	—	—	—	(1,006)
Shares issued under employee plans	—	—	(170)	—	94	—	815	(94)	—	645
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,709)	—	—	(1,709)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	155	—	—	29	184
Issuance of preferred stock	1,000	—	(6)	—	—	—	—	—	—	994
Other net decreases	—	—	—	—	—	—	—	—	(90)	(90)
Balance at June 30, 2017	$8,520	$20	$23,140	$56,325	$2,945	$(2,488)	$(6,691)	$(2,945)	$1,141	$79,967
Balance at December 31, 2015	$7,520	$20	$24,153	$49,204	$2,409	$(1,656)	$(4,059)	$(2,409)	$1,002	$76,184
Cumulative adjustment for accounting change related to DVA[2]	—	—	—	312	—	(312)	—	—	—	—
Net adjustment for accounting change related to consolidation[3]	—	—	—	—	—	—	—	—	106	106
Net income applicable to Morgan Stanley	—	—	—	2,716	—	—	—	—	—	2,716
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	87	87
Dividends	—	—	—	(822)	—	—	—	—	—	(822)
Shares issued under employee plans and related tax effects	—	—	(1,456)	—	464	—	2,062	(464)	—	606
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,629)	—	—	(1,629)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	1,063	—	—	136	1,199
Other net decreases	—	—	—	—	—	—	—	—	(72)	(72)
Balance at June 30, 2016	$7,520	$20	$22,697	$51,410	$2,873	$(905)	$(3,626)	$(2,873)	$1,259	$78,375

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

2.

Debt valuation adjustment (“DVA”) represents the change in the fair value resulting from fluctuations in the Firm’s credit spreads and other credit factors related to liabilities carried at fair value under the fair value option, primarily related to certain Long-term and Short-term borrowings. In accordance with the early adoption of a provision of the accounting update Recognition and Measurement of Financial Assets and Financial Liabilities, a cumulative catch-up adjustment was recorded as of January 1, 2016 to move the cumulative unrealized DVA amount, net of noncontrolling interests and tax, related to outstanding liabilities under the fair value option election from Retained earnings into Accumulated other comprehensive income (loss) (“AOCI”). See Note 2 to the consolidated financial statements in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and Note 14 for further information.

3.

In accordance with the accounting update Amendments to the Consolidation Analysis, a net adjustment was recorded as of January 1, 2016 to both consolidate and deconsolidate certain entities under the new guidance. See Note 2 to the consolidated financial statements in the 2016 Form 10-K for further information.

June 2017 Form 10-Q	46	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statements (Unaudited)

	Six Months Ended June 30,
$ in millions	2017	2016
Cash flows from operating activities
Net income	$3,762	$2,803
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from equity method investments	—	(1)
Compensation payable in common stock and options	518	492
Depreciation and amortization	889	879
Net gain on sale of available-for-sale securities	(16)	(82)
Impairment charges	6	67
Provision for credit losses on lending activities	25	131
Other operating adjustments	(148)	218
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(18,050)	(333)
Securities borrowed	(1,486)	11,135
Securities loaned	1,018	(2,117)
Customer and other receivables and other assets	(2,336)	(10,537)
Customer and other payables and other liabilities	5,732	9,949
Securities purchased under agreements to resell	4,547	(9,932)
Securities sold under agreements to repurchase	(3,931)	13,636
Net cash provided by (used for) operating activities	(9,470)	16,308

Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(723)	(645)
Changes in loans, net	(5,326)	(4,724)
Investment securities:
Purchases	(8,418)	(30,700)
Proceeds from sales	13,533	20,274
Proceeds from paydowns and maturities	3,668	3,507
Other investing activities	(39)	(126)
Net cash provided by (used for) investing activities	2,695	(12,414)

Cash flows from financing activities
Net proceeds from (payments for):
Short-term borrowings	(25)	(1,293)
Noncontrolling interests	(35)	(43)
Other secured financings	4,272	(69)
Deposits	(10,950)	(3,341)
Proceeds from:
Derivatives financing activities	73	—
Issuance of preferred stock, net of issuance costs	994	—
Issuance of long-term borrowings	33,522	20,628
Payments for:
Long-term borrowings	(17,796)	(15,900)
Derivatives financing activities	(48)	(120)
Repurchases of common stock and employee tax withholdings	(1,709)	(1,629)
Cash dividends	(954)	(791)
Other financing activities	21	—
Net cash provided by (used for) financing activities	7,365	(2,558)
Effect of exchange rate changes on cash and cash equivalents	688	714
Net increase in cash and cash equivalents	1,278	2,050
Cash and cash equivalents, at beginning of period	43,381	54,083
Cash and cash equivalents, at end of period	$44,659	$56,133

Cash and cash equivalents include:
Cash and due from banks	$25,008	$27,597
Interest bearing deposits with banks	19,651	28,536
Cash and cash equivalents, at end of period	$44,659	$56,133

Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $1,922 million and $1,082 million.

Cash payments for income taxes, net of refunds, were $732 million and $340 million

See Notes to Consolidated Financial Statements	47	June 2017 Form 10-Q

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

Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses/institutions covering brokerage and investment advisory services, financial and wealth planning services, annuity and insurance products, credit and other lending products, banking and retirement plan services.

Investment Management provides a broad range of investment strategies and products that span geographies, asset classes, and public and private markets to a diverse group of clients across institutional and intermediary channels. Strategies and products include equity, fixed income, liquidity and alternative/other products. Institutional clients include defined benefit/defined contribution plans, founda-

tions, endowments, government entities, sovereign wealth funds, insurance companies, third-party fund sponsors and corporations. Individual clients are serviced through intermediaries, including affiliated and non-affiliated distributors.

Basis of Financial Information

The unaudited consolidated financial statements (“consolidated financial statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the Firm to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill and intangible assets, compensation, deferred tax assets, the outcome of legal and tax matters, allowance for credit losses and other matters that affect its consolidated financial statements and related disclosures. The Firm believes that the estimates utilized in the preparation of its consolidated financial statements are prudent and reasonable. Actual results could differ materially from these estimates. Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to the current presentation.

The accompanying consolidated financial statements should be read in conjunction with the Firm’s consolidated financial statements and notes thereto included in the 2016 Form 10-K. Certain footnote disclosures included in the 2016 Form 10-K have been condensed or omitted from these consolidated financial statements as they are not required for interim reporting under U.S. GAAP. The consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

June 2017 Form 10-Q	48

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

During the six months ended June 30, 2017 (“current year period”), other than the following, there were no significant updates made to the Firm’s significant accounting policies.

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

Beginning in 2017, the income tax consequences related to share-based payments are required to be recognized in Provision for income taxes in the consolidated income statements upon the conversion of employee share-based awards instead of additional paid-in capital. The impact of the income tax consequences upon conversion of the awards may be either a benefit or a provision. Conversion of employee share-based awards to Firm shares will primarily occur in the first quarter of each year. The impact of recognizing excess tax benefits upon conversion of awards in the quarter in which the accounting update was adopted (three months ended March 31, 2017) was a $112 million benefit to Provision for income taxes. The classification of cash flows from excess tax benefits was moved from the financing section to the operating section of the consolidated cash flow statements, and was applied on a retrospective basis.

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

49	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

3. Fair Values

Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring

Basis

	At June 30, 2017
$ in millions	Level 1	Level 2	Level 3	Netting[4]	Total
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$27,473	$—	$—	$—	$27,473
U.S. agency securities	2,148	25,832	—	—	27,980
Total U.S. government and agency securities	29,621	25,832	—	—	55,453
Other sovereign government obligations[1]	19,553	5,382	100	—	25,035
Corporate and other debt:
State and municipal securities	—	2,572	9	—	2,581
Residential mortgage-, commercial mortgage- and asset-backed securities	—	2,564	264	—	2,828
Corporate bonds	—	15,338	449	—	15,787
Collateralized debt and loan obligations	—	305	58	—	363
Loans and lending commitments[2]	—	4,361	4,864	—	9,225
Other debt	—	2,269	186	—	2,455
Total corporate and other debt	—	27,409	5,830	—	33,239
Corporate equities[3]	127,252	394	500	—	128,146
Securities received as collateral	14,402	6	—	—	14,408
Derivative and other contracts:
Interest rate	623	254,677	1,850	—	257,150
Credit	—	9,049	423	—	9,472
Foreign exchange	100	54,895	62	—	55,057
Equity	803	41,506	3,073	—	45,382
Commodity and other	1,647	6,705	4,071	—	12,423
Netting[4]	(2,976)	(297,356)	(2,360)	(46,652)	(349,344)
Total derivative and other contracts	197	69,476	7,119	(46,652)	30,140
Investments[5]	305	243	946	—	1,494
Physical commodities	—	134	—	—	134
Total trading assets[5]	191,330	128,876	14,495	(46,652)	288,049
Investment securities—AFS	22,018	28,470	—	—	50,488
Securities purchased under agreements to resell	—	102	—	—	102
Intangible assets	—	3	—	—	3
Total assets at fair value[6]	$213,348	$157,451	$14,495	$(46,652)	$338,642

	At June 30, 2017
$ in millions	Level 1	Level 2	Level 3	Netting[4]	Total
Liabilities at Fair Value
Deposits	$—	$51	$79	$—	$130
Short-term borrowings	—	582	—	—	582
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	16,142	—	—	—	16,142
U.S. agency securities	439	84	—	—	523
Total U.S. government and agency securities	16,581	84	—	—	16,665
Other sovereign government obligations[1]	25,411	1,118	—	—	26,529
Corporate and other debt:
Corporate bonds	—	6,653	13	—	6,666
Other debt	—	316	2	—	318
Total corporate and other debt	—	6,969	15	—	6,984
Corporate equities[3]	36,338	81	27	—	36,446
Obligation to return securities received as collateral	21,471	9	1	—	21,481
Derivative and other contracts:
Interest rate	551	233,943	880	—	235,374
Credit	—	9,677	728	—	10,405
Foreign exchange	35	58,070	60	—	58,165
Equity	699	44,996	1,980	—	47,675
Commodity and other	1,847	6,757	2,562	—	11,166
Netting[4]	(2,976)	(297,356)	(2,360)	(33,388)	(336,080)
Total derivative and other contracts	156	56,087	3,850	(33,388)	26,705
Total trading liabilities	99,957	64,348	3,893	(33,388)	134,810
Securities sold under agreements to repurchase	—	590	148	—	738
Other secured financings	—	5,487	244	—	5,731
Long-term borrowings	67	40,513	2,646	—	43,226
Total liabilities at fair value[6]	$100,024	$111,571	$7,010	$(33,388)	$185,217

June 2017 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
$ in millions	Level 1	Level 2	Level 3	Netting[4]	Total
Assets at Fair Value
Trading assets:
U.S. government and agency securities:
U.S. Treasury securities	$25,457	$—	$—	$—	$25,457
U.S. agency securities	2,122	20,392	74	—	22,588
Total U.S. government and agency securities	27,579	20,392	74	—	48,045
Other sovereign government obligations	14,005	5,497	6	—	19,508
Corporate and other debt:
State and municipal securities	—	2,355	250	—	2,605
Residential mortgage-, commercial mortgage- and asset-backed securities	—	1,691	217	—	1,908
Corporate bonds	—	11,051	232	—	11,283
Collateralized debt and loan obligations	—	602	63	—	665
Loans and lending commitments[2]	—	3,580	5,122	—	8,702
Other debt	—	1,360	180	—	1,540
Total corporate and other debt	—	20,639	6,064	—	26,703
Corporate equities[3]	117,857	333	445	—	118,635
Securities received as collateral	13,717	19	1	—	13,737
Derivative and other contracts:
Interest rate	1,131	300,406	1,373	—	302,910
Credit	—	11,727	502	—	12,229
Foreign exchange	231	74,921	13	—	75,165
Equity	1,185	35,736	1,708	—	38,629
Commodity and other	2,808	6,734	3,977	—	13,519
Netting[4]	(4,378)	(353,543)	(1,944)	(51,381)	(411,246)
Total derivative and other contracts	977	75,981	5,629	(51,381)	31,206
Investments[5]	237	197	958	—	1,392
Physical commodities	—	112	—	—	112
Total trading assets[5]	174,372	123,170	13,177	(51,381)	259,338
Investment securities—AFS	29,120	34,050	—	—	63,170
Securities purchased under agreements to resell	—	302	—	—	302
Intangible assets	—	3	—	—	3
Total assets at fair value[6]	$203,492	$157,525	$13,177	$(51,381)	$322,813

	At December 31, 2016
$ in millions	Level 1	Level 2	Level 3	Netting[4]	Total
Liabilities at Fair Value
Deposits	$—	$21	$42	$—	$63
Short-term borrowings	—	404	2	—	406
Trading liabilities:
U.S. government and agency securities:
U.S. Treasury securities	10,745	—	—	—	10,745
U.S. agency securities	891	61	—	—	952
Total U.S. government and agency securities	11,636	61	—	—	11,697
Other sovereign government obligations	20,658	2,430	—	—	23,088
Corporate and other debt:
Corporate bonds	—	5,572	34	—	5,606
Other debt	—	549	2	—	551
Total corporate and other debt	—	6,121	36	—	6,157
Corporate equities[3]	37,611	29	34	—	37,674
Obligation to return securities received as collateral	20,236	25	1	—	20,262
Derivative and other contracts:
Interest rate	1,244	285,379	953	—	287,576
Credit	—	12,550	875	—	13,425
Foreign exchange	17	75,510	56	—	75,583
Equity	1,162	37,828	1,524	—	40,514
Commodity and other	2,663	6,845	2,377	—	11,885
Netting[4]	(4,378)	(353,543)	(1,944)	(39,803)	(399,668)
Total derivative and other contracts	708	64,569	3,841	(39,803)	29,315
Physical commodities	—	1	—	—	1
Total trading liabilities	90,849	73,236	3,912	(39,803)	128,194
Securities sold under agreements to repurchase	—	580	149	—	729
Other secured financings	—	4,607	434	—	5,041
Long-term borrowings	47	36,677	2,012	—	38,736
Total liabilities at fair value[6]	$90,896	$115,525	$6,551	$(39,803)	$173,169

AFS—Available for sale

1.

At June 30, 2017, the Firm transferred from Level 2 to Level 1 $1.3 billion and $1.8 billion of Trading assets-Other sovereign government obligations and Trading liabilities-Other sovereign government obligations, respectively, due to increased market activity in these instruments.

2.

At June 30, 2017, loans held at fair value consisted of $6,775 million of corporate loans, $662 million of residential real estate loans and $1,788 million of wholesale real estate loans. At December 31, 2016, loans held at fair value consisted of $7,217 million of corporate loans, $966 million of residential real estate loans and $519 million of wholesale real estate loans.

3.	For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.
4.

For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Netting.” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that shared level. For further information on derivative instruments and hedging activities, see Note 4.

5.

Amounts exclude certain investments that are measured at fair value using the net asset value (“NAV”) per share, which are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Fair Value of Investments Measured at NAV” herein.

6.

Amounts exclude the unsettled fair value on long futures contracts of $852 million at June 30, 2017 and $784 million at December 31, 2016 included in Customer and other receivables in the consolidated balance sheets and unsettled fair value of short futures contracts of $425 million at June 30, 2017 and $174 million at December 31, 2016 in Customer and other payables in the consolidated balance sheets. These contracts are primarily: classified as Level 1 in the fair value hierarchy, actively traded, and valued based on quoted prices from the exchange.

51	June 2017 Form 10-Q

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2017 (“current quarter”), the three months ended June 30, 2016 (“prior year quarter”), the current year period and the six months ended June 30, 2016 (“prior year period”). Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the following tables do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Firm within the Level 1 and/or Level 2 categories.

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

Roll-forward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	Beginning Balance at March 31, 2017	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at June 30, 2017	Unrealized Gains (Losses) at June 30, 2017
Assets at Fair Value
Trading assets:
U.S. agency securities	$42	$—	$—	$—	$—	$(42)	$—	$—
Other sovereign government obligations	65	—	87	(52)	—	—	100	—
Corporate and other debt:
State and municipal securities	55	3	3	(52)	—	—	9	—
Residential mortgage-, commercial mortgage- and asset backed securities	216	36	32	(44)	(5)	29	264	8
Corporate bonds	445	2	144	(161)	—	19	449	(2)
Collateralized debt and loan obligations	78	(2)	5	(23)	(1)	1	58	(2)
Loans and lending commitments	4,479	27	1,242	(417)	(581)	114	4,864	11
Other debt	194	33	57	(108)	—	10	186	30
Total corporate and other debt	5,467	99	1,483	(805)	(587)	173	5,830	45
Corporate equities	309	8	101	(59)	—	141	500	9
Securities received as collateral	1	—	—	(1)	—	—	—	—
Net derivative and other contracts[3]:
Interest rate	298	35	28	(27)	637	(1)	970	58
Credit	(351)	28	—	—	16	2	(305)	24
Foreign exchange	(71)	53	1	(1)	22	(2)	2	64
Equity	217	185	677	(171)	80	105	1,093	189
Commodity and other	1,503	154	3	—	(108)	(43)	1,509	79
Total net derivative and other contracts	1,596	455	709	(199)	647	61	3,269	414
Investments	961	11	20	(25)	4	(25)	946	7

Liabilities at Fair Value
Deposits	$56	$—	$—	$23	$—	$—	$79	$—
Trading liabilities:
Corporate and other debt:
Corporate bonds	34	—	(135)	124	—	(10)	13	(1)
Other debt	2	—	—	—	—	—	2	—
Total corporate and other debt	36	—	(135)	124	—	(10)	15	(1)
Corporate equities	—	(12)	(34)	44	—	5	27	(11)
Obligation to return securities received as collateral	2	—	(2)	1	—	—	1	—
Securities sold under agreements to repurchase	148	—	—	—	—	—	148	—
Other secured financings	203	(4)	—	38	(1)	—	244	(4)
Long-term borrowings	2,092	(45)	—	694	(145)	(40)	2,646	(49)

June 2017 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Beginning Balance at March 31, 2016	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at June 30, 2016	Unrealized Gains (Losses) at June 30, 2016
Assets at Fair Value
Trading assets:
U.S. agency securities	$8	$—	$—	$(18)	$—	$30	$20	$—
Other sovereign government obligations	8	—	—	(3)	—	(3)	2	—
Corporate and other debt:
State and municipal securities	5	1	4	—	—	—	10	2
Residential mortgage-, commercial mortgage- and asset backed securities	355	(4)	7	(87)	—	84	355	(14)
Corporate bonds	224	17	116	(35)	—	(46)	276	17
Collateralized debt and loan obligations	348	18	3	(178)	—	(82)	109	18
Loans and lending commitments	6,185	(46)	360	(484)	(596)	(1)	5,418	(55)
Other debt	527	4	13	(19)	—	3	528	2
Total corporate and other debt	7,644	(10)	503	(803)	(596)	(42)	6,696	(30)
Corporate equities	430	(63)	273	(82)	—	14	572	(63)
Net derivative and other contracts[3]:
Interest rate	169	(159)	2	(7)	42	(282)	(235)	(157)
Credit	(723)	65	1	—	93	(550)	(1,114)	53
Foreign exchange	126	(58)	—	—	(94)	25	(1)	(47)
Equity	(1,832)	168	50	(140)	263	18	(1,473)	(106)
Commodity and other	1,200	211	5	(4)	(88)	(37)	1,287	130
Total net derivative and other contracts	(1,060)	227	58	(151)	216	(826)	(1,536)	(127)
Investments	922	5	58	(11)	—	—	974	7
Intangible assets	4	—	—	—	—	(4)	—	—

Liabilities at Fair Value
Deposits	$23	$(1)	$—	$8	$—	$(2)	$30	$(1)
Trading liabilities:
Corporate and other debt:
Corporate bonds	6	(1)	(5)	29	—	(25)	6	(1)
Other debt	5	1	(1)	—	—	—	3	—
Total corporate and other debt	11	—	(6)	29	—	(25)	9	(1)
Corporate equities	31	(28)	(33)	5	—	(5)	26	—
Obligation to return securities received as collateral	1	—	(1)	—	—	—	—	—
Securities sold under agreements to repurchase	151	1	—	—	—	—	150	1
Other secured financings	454	(14)	—	23	(22)	(28)	441	(14)
Long-term borrowings	1,798	21	—	164	(131)	119	1,929	26

53	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Beginning Balance at December 31, 2016	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at June 30, 2017	Unrealized Gains (Losses) at June 30, 2017
Assets at Fair Value
Trading assets:
U.S. agency securities	$74	$(1)	$—	$(240)	$—	$167	$—	$—
Other sovereign government obligations	6	—	98	(4)	—	—	100	—
Corporate and other debt:
State and municipal securities	250	3	3	(77)	—	(170)	9	—
Residential mortgage-, commercial mortgage- and asset backed securities	217	44	78	(83)	(16)	24	264	27
Corporate bonds	232	(2)	241	(98)	—	76	449	(1)
Collateralized debt and loan obligations	63	(3)	11	(12)	(2)	1	58	(3)
Loans and lending commitments	5,122	89	1,596	(1,002)	(1,146)	205	4,864	41
Other debt	180	36	38	(115)	—	47	186	34
Total corporate and other debt	6,064	167	1,967	(1,387)	(1,164)	183	5,830	98
Corporate equities	445	10	97	(158)	—	106	500	15
Securities received as collateral	1	—	—	(1)	—	—	—	—
Net derivative and other contracts[3]:
Interest rate	420	(66)	47	(27)	652	(56)	970	(55)
Credit	(373)	1	—	—	62	5	(305)	(13)
Foreign exchange	(43)	23	1	(1)	8	14	2	43
Equity	184	118	758	(158)	121	70	1,093	200
Commodity and other	1,600	104	9	(19)	(188)	3	1,509	(76)
Total net derivative and other contracts	1,788	180	815	(205)	655	36	3,269	99
Investments	958	19	82	(28)	(63)	(22)	946	11

Liabilities at Fair Value
Deposits	$42	$(1)	$—	$36	$—	$—	$79	$(1)
Short-term borrowings	2	—	—	—	(2)	—	—	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	34	—	(164)	129	—	14	13	—
Other debt	2	—	—	—	—	—	2	—
Total corporate and other debt	36	—	(164)	129	—	14	15	—
Corporate equities	34	—	(63)	5	—	51	27	—
Obligation to return securities received as collateral	1	—	—	—	—	—	1	—
Securities sold under agreements to repurchase	149	1	—	—	—	—	148	1
Other secured financings	434	(23)	—	52	(221)	(44)	244	(16)
Long-term borrowings	2,012	(104)	—	981	(286)	(165)	2,646	(95)

June 2017 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Beginning Balance at December 31, 2015	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at June 30, 2016	Unrealized Gains (Losses) at June 30, 2016
Assets at Fair Value
Trading assets:
U.S. agency securities	$—	$1	$—	$(19)	$—	$38	$20	$1
Other sovereign government obligations	4	—	—	(5)	—	3	2	1
Corporate and other debt:
State and municipal securities	19	1	4	(15)	—	1	10	1
Residential mortgage-, commercial mortgage- and asset backed securities	438	(36)	26	(170)	—	97	355	(33)
Corporate bonds	267	62	113	(128)	—	(38)	276	61
Collateralized debt and loan obligations	430	5	22	(224)	—	(124)	109	17
Loans and lending commitments	5,936	(111)	970	(720)	(672)	15	5,418	(121)
Other debt	448	(2)	133	(63)	—	12	528	(2)
Total corporate and other debt	7,538	(81)	1,268	(1,320)	(672)	(37)	6,696	(77)
Corporate equities	433	(45)	296	(119)	—	7	572	(64)
Securities received as collateral	1	—	—	(1)	—	—	—	—
Net derivative and other contracts[3]:
Interest rate	260	305	3	(21)	(60)	(722)	(235)	205
Credit	(844)	(343)	1	—	153	(81)	(1,114)	(360)
Foreign exchange	141	(109)	—	—	(201)	168	(1)	(82)
Equity	(2,031)	(321)	71	(184)	1,121	(129)	(1,473)	(434)
Commodity and other	1,050	297	7	(4)	(176)	113	1,287	210
Total net derivative and other contracts	(1,424)	(171)	82	(209)	837	(651)	(1,536)	(461)
Investments	707	(56)	404	(40)	(41)	—	974	(53)
Intangible assets	5	—	—	—	—	(5)	—	—

Liabilities at Fair Value
Deposits	$19	$(2)	$—	$13	$—	$(4)	$30	$(2)
Short-term borrowings	1	—	—	—	(1)	—	—	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	—	(5)	(7)	10	—	(2)	6	(5)
Other debt	4	2	(3)	4	—	—	3	2
Total corporate and other debt	4	(3)	(10)	14	—	(2)	9	(3)
Corporate equities	17	(3)	(22)	18	—	10	26	(3)
Obligation to return securities received as collateral	1	—	(1)	—	—	—	—	—
Securities sold under agreements to repurchase	151	1	—	—	—	—	150	1
Other secured financings	461	(32)	—	69	(43)	(78)	441	(32)
Long-term borrowings	1,987	(12)	—	276	(167)	(179)	1,929	(6)

1.	Loan originations and consolidations of VIEs are included in purchases and deconsolidations of VIEs are included in settlements.
2.

Amounts related to entering into Net derivatives and other contracts, Deposits, Short-term borrowings, Other secured financings and Long-term borrowings primarily represent issuances. Amounts for other line items primarily represent sales.

3.	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts.

55	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements

The following disclosures provide information on the valuation techniques, significant unobservable inputs, and their ranges and averages for each major category of assets and liabilities measured at fair value on a recurring and nonrecurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. For qualitative information on the sensitivity of the fair value measurements to changes in the significant unobservable inputs, see Note 3 to the consolidated financial statements in the 2016 Form 10-K. There are no predictable relationships between multiple significant unobservable inputs attributable to a given valuation technique. A single amount is disclosed when there is no significant difference between the minimum, maximum and average (weighted average or simple average / median).

Valuation Techniques and Sensitivity of Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements

	Predominant Valuation Techniques/Significant Unobservable Inputs	Range (Weighted Averages or Simple Averages/Median)[1]
$ in millions		At June 30, 2017	At December 31, 2016
Recurring Fair Value Measurement
Assets at Fair Value
U.S. agency securities ($- and $74)
Comparable pricing:	Comparable bond price	N/A	96 to 105 points (102 points)
Other sovereign government obligations ($100 and $6)
Comparable pricing:	Comparable bond price	92 to 99 points (96 points)	N/M
State and municipal securities ($9 and $250)
Comparable pricing:	Comparable bond price	N/M	53 to 100 points (91 points)
Residential mortgage-, commercial mortgage- and asset-backed securities ($264 and $217)
Comparable pricing:	Comparable bond price	0 to 95 points (24 points)	0 to 86 points (27 points)
Corporate bonds ($449 and $232)
Comparable pricing:	Comparable bond price	2 to 133 points (87 points)	3 to 130 points (70 points)
Option model:	At the money volatility	15% to 34% (24%)	23% to 33% (30%)
Collateralized debt and loan obligations ($58 and $63)
Comparable pricing:	Comparable bond price	0 to 65 points (35 points)	0 to 103 points (50 points)
Correlation model:	Credit correlation	42% to 49% (44%)	N/M
Loans and lending commitments ($4,864 and $5,122)
Corporate loan model:	Credit spread	N/M	402 to 672 bps (557 bps)
Expected recovery:	Asset coverage	36% to 100% (85%)	43% to 100% (83%)
Option model:	Volatility skew	-1%	N/M
Margin loan model:	Discount rate	1% to 5% (2%)	2% to 8% (3%)
	Volatility skew	10% to 32% (18%)	21% to 63% (33%)
Comparable pricing:	Comparable loan price	55 to 104 points (95 points)	45 to 100 points (84 points)
Discounted cash flow:	Implied weighted average cost of capital	N/M	5%
	Capitalization rate	N/M	4% to 10% (4%)
Other debt ($186 and $180)
Option model:	At the money volatility	17% to 52% (44%)	16% to 52% (52%)
Discounted cash flow:	Discount rate	9% to 12% (11%)	7% to 12% (11%)
Comparable pricing:	Comparable loan price	N/M	1 to 74 points (23 points)
Corporate equities ($500 and $445)
Comparable pricing:	Comparable equity price	100%	100%
Net derivative and other contracts[2]:
Interest rate ($970 and $420)
Option model:	Interest rate - Foreign exchange correlation	N/M	28% to 58% (44% / 43%)
	Interest rate volatility skew	26% to 94% (42% / 41%)	19% to 117% (55% / 56%)
	Interest rate quanto correlation	N/M	-17% to 31% (1% / -5%)
	Interest rate curve correlation	N/M	28% to 96% (68% / 72%)
	Inflation volatility	24% to 63% (44% / 41%)	23% to 55% (40% / 39%)
	Interest rate - inflation correlation	-48% to -27% (-36% / -34%)	N/M
	Interest rate curve	1%	N/M

June 2017 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	Predominant Valuation Techniques/Significant Unobservable Inputs	Range (Weighted Averages or Simple Averages/Median)[1]
$ in millions		At June 30, 2017	At December 31, 2016
Credit ($(305) and $(373))
Comparable pricing:	Cash synthetic basis	4 to 6 points (5 points)	5 to 12 points (11 points)
	Comparable bond price	N/M	0 to 70 points (23 points)
Correlation model:	Credit correlation	37% to 78% (48%)	32% to 70% (45%)
Foreign exchange[3] ($2 and $(43))
Option model:	Interest rate - Foreign exchange correlation	27% to 54% (44% / 44%)	28% to 58% (44% / 43%)
	Interest rate volatility skew	29% to 102% (47% / 46%)	34% to 117% (55% / 56%)
	Interest rate quanto correlation	N/M	-17% to 31% (1% / -5%)
Equity[3] ($1,093 and $184)
Option model:	At the money volatility	6% to 57% (33%)	7% to 66% (33%)
	Volatility skew	-3% to 1% (-1%)	-4% to 0% (-1%)
	Equity - Equity correlation	5% to 99% (78%)	25% to 99% (73%)
	Equity - Foreign exchange correlation	-70% to 9% (-30%)	-63% to 30% (-43%)
	Equity - Interest rate correlation	-7% to 52% (23% / 24%)	-8% to 52% (12% / 4%)
Commodity and other($1,509 and $1,600)
Option model:	Forward power price	$6 to $87 ($30) per MWh	$7 to $90 ($32) per MWh
	Commodity volatility	6% to 62% (17%)	6% to 130% (18%)
	Cross-commodity correlation	5% to 99% (92%)	5% to 99% (92%)
Investments ($946 and $958)
Discounted cash flow:	Implied weighted average cost of capital	N/M	10%
	Exit multiple	10 times	10 to 24 times (11 times)
Market approach:	EBITDA multiple	8 to 24 times (13 times)	6 to 24 times (12 times)
Comparable pricing:	Comparable equity price	75% to 100% (90%)	75% to 100% (93%)
Liabilities at Fair Value
Deposits ($79 and $42)
Option model:	At the money volatility	15% to 50% (24%)	N/M
	Volatility skew	-1% to 0% (-1%)	N/M
Securities sold under agreements to repurchase ($148 and $149)
Discounted cash flow:	Funding spread	131 to 145 bps (136 bps)	118 to 127 bps (121 bps)
Other secured financings ($244 and $434)
Discounted cash flow:	Funding spread	48 to 80 bps (64 bps)	63 to 92 bps (78 bps)
Option model:	Volatility skew	-1%	-1%
	At the money volatility	10% to 40% (26%)	N/M
Discounted cash flow:	Discount rate	N/M	4%
Long-term borrowings ($2,646 and $2,012)
Option model:	At the money volatility	6% to 42% (26%)	7% to 42% (30%)
	Volatility skew	-3% to 1% (-1%)	-2% to 0% (-1%)
	Equity - Equity correlation	36% to 98% (71%)	35% to 99% (84%)
	Equity - Foreign exchange correlation	-72% to 13% (-29%)	-63% to 13% (-40%)
Option model:	Interest rate volatility skew	26% to 94% (42% / 41%)	25%
	Equity volatility discount	9% to 12% (10% / 11%)	7% to 11% (10% / 10%)
Comparable pricing:	Comparable equity price	100%	N/M
Nonrecurring Fair Value Measurement
Assets at Fair Value
Loans ($1,277 and $2,443)
Corporate loan model:	Credit spread	90 to 563 bps (273 bps)	90 to 487 bps (208 bps)
Expected recovery:	Asset coverage	73% to 95% (84%)	73% to 99% (97%)

bps—Basis points. One basis point equals 1/100th of 1%.

Points—Percentage of par

MWh—Megawatt hours

EBITDA—Earnings before interest, taxes, depreciation and amortization

N/A—Not Applicable

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

3.	Includes derivative contracts with multiple risks (i.e., hybrid products).

57	June 2017 Form 10-Q

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

Investments in Certain Funds Measured at NAV per Share

	At June 30, 2017		At December 31, 2016
$ in millions	Fair Value	Commitment	Fair Value	Commitment
Private equity funds	$1,588	$388	$1,566	$335
Real estate funds	1,050	157	1,103	136
Hedge funds	115	18	147	4
Total	$2,753	$563	$2,816	$475

Nonredeemable Funds by Contractual Maturity

	Fair Value at June 30, 2017
$ in millions	Private Equity	Real Estate
Less than 5 years	$297	$80
5-10 years	745	644
Over 10 years	546	326
Total	$1,588	$1,050

Restrictions

Investments in hedge funds may be subject to initial period lock-up or gate provisions. A lock-up provision is a provision that provides that during a certain initial period an investor may not make a withdrawal from the fund. A gate provision restricts the amount of redemption that an investor can demand on any redemption date.

Hedge Funds Redemption Frequency

Fair Value At June 30, 2017
Quarterly	57%
Every six months	—%
Greater than six months	21%
Subject to lock-up provisions[1]	22%
Percentage of hedge fund investments that cannot be redeemed due to a gate provision[2]	23%

1.	Remaining restriction period for these investments was primarily over three years.
2.	Gate provision has been imposed by the hedge fund manager primarily for indefinite periods.

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

Earnings Impact of Instruments under the Fair Value Option

$ in millions	Trading Revenues	Interest Income (Expense)	Net Revenues
Three Months Ended June 30, 2017
Securities purchased under agreements to resell	$(1)	$ 1	$—
Deposits[1]	—	—	—
Short-term borrowings[1]	6	(1)	5
Securities sold under agreements to repurchase[1]	(3)	(4)	(7)
Long-term borrowings[1]	(901)	(111)	(1,012)

Three Months Ended June 30, 2016
Securities purchased under agreements to resell	$(1)	$ 2	$1
Deposits[1]	(1)	(1)	(2)
Short-term borrowings[1]	(9)	—	(9)
Securities sold under agreements to repurchase[1]	(3)	(3)	(6)
Long-term borrowings[1]	(1,289)	(130)	(1,419)

Six Months Ended June 30, 2017
Securities purchased under agreements to resell	$(1)	$ 2	$1
Deposits[1]	(1)	—	(1)
Short-term borrowings[1]	(9)	(1)	(10)
Securities sold under agreements to repurchase[1]	(1)	(8)	(9)
Long-term borrowings[1]	(2,511)	(230)	(2,741)

Six Months Ended June 30, 2016
Securities purchased under agreements to resell	$(1)	$ 4	$3
Deposits[1]	(3)	(1)	(4)
Short-term borrowings[1]	36	—	36
Securities sold under agreements to repurchase[1]	(12)	(5)	(17)
Long-term borrowings[1]	(2,254)	(269)	(2,523)

1.

Gains (losses) in all periods are mainly attributable to changes in foreign currency rates or interest rates or movements in the reference price or index for short-term and long-term borrowings before the impact of related hedges.

The amounts in the previous table are included within Net revenues and do not reflect any gains or losses on related hedging instruments. In addition to the amounts in the

June 2017 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

previous table, as discussed in Note 2 to the consolidated financial statements in the 2016 Form 10-K, instruments within Trading assets or Trading liabilities are measured at fair value.

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,
	2017		2016
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Short-term and long-term borrowings[1]	$(4)	$ (281)	$—	$226
Securities sold under agreements to repurchase[1]	—	—	—	(1)
Loans and other debt[2]	48	—	(14)	—
Lending commitments[3]	—	—	2	—

	Six Months Ended June 30,
	2017		2016
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Short-term and long-term borrowings[1]	$(8)	$(267)	$41	$545
Securities sold under agreements to repurchase[1]	—	(3)	—	3
Loans and other debt[2]	45	—	(114)	—
Lending commitments[3]	—	—	3	—

$ in millions	June 30, 2017	December 31, 2016
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$ (1,191)	$(921)

OCI—Other comprehensive income (loss)

1.

Unrealized DVA gains (losses) are recorded in OCI and when such gains (losses) are realized they are recorded in Trading revenues. See Note 2 to the consolidated financial statements in the 2016 Form 10-K and Note 14 for further information.

2.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
3.	Gains (losses) on lending commitments were generally determined based on the difference between estimated expected client yields and contractual yields at each respective period-end.

Short-Term and Long-Term Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At June 30, 2017	At December 31, 2016
Business Unit Responsible for Risk Management
Equity	$23,605	$21,066
Interest rates	18,502	16,051
Foreign exchange	760	1,114
Credit	709	647
Commodities	232	264
Total	$43,808	$39,142

Net Difference of Contractual Principal Amount Over Fair Value

$ in millions	At June 30, 2017	At December 31, 2016
Loans and other debt[1]	$12,986	$13,495
Loans 90 or more days past due and/or on nonaccrual status[1]	11,337	11,502
Short-term and long-term borrowings[2]	621	720

1.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.
2.	Short-term and long-term borrowings do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.

Fair Value Loans on Nonaccrual Status

$ in millions	At June 30, 2017	At December 31, 2016
Nonaccrual loans	$1,326	$1,536
Nonaccrual loans 90 or more days past due	$796	$787

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Current Quarter Gains (Losses)

	Three Months Ended June 30,
$ in millions	2017[1]	2016[1]
Assets
Loans[2]	$20	$(34)
Other Assets—Other investments[3]	—	(38)
Other assets—Premises, equipment and software costs[4]	(1)	(22)
Total	$19	$(94)
Liabilities
Other liabilities and accrued expenses[2]
Lending commitments	$21	$13
Total	$21	$13

59	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Current Year Period Gains (Losses)

	Six Months Ended June 30,
$ in millions	2017[1]	2016[1]
Assets
Loans[2]	$44	$(131)
Other Assets—Other investments[3]	—	(40)
Other assets—Premises, equipment and software costs[4]	(6)	(27)
Total	$38	$(198)
Liabilities
Other liabilities and accrued expenses[2]
Lending commitments	$48	$24
Total	$48	$24

1.

Gains and losses for Loans and Other assets—Other investments are classified in Other revenues. For other items, gains and losses are recorded in Other revenues if the item is held for sale, otherwise Other expenses.

2.

Non-recurring changes in the fair value of loans and lending commitments were calculated as follows: for the held for investment category, based on the value of the underlying collateral; and for the held for sale category, based on recently executed transactions, market price quotations, valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments, or default recovery analysis where such transactions and quotations are unobservable.

3.

Losses related to Other assets—Other investments were determined using techniques that included discounted cash flow models, methodologies that incorporate multiples of certain comparable companies and recently executed transactions.

4.	Losses related to Other assets—Premises, equipment and software costs were determined using techniques that included a default recovery analysis and recently executed transactions.

Carrying and Fair Values

	At June 30, 2017
		Fair Value by Level
$ in millions	Total	Level 2	Level 3[1]
Assets
Loans	$2,632	$1,355	$1,277
Total assets	$2,632	$1,355	$1,277
Liabilities
Other liabilities and accrued expenses—Lending commitments	$212	$164	$48
Total liabilities	$212	$164	$48

	At December 31, 2016
		Fair Value by Level
$ in millions	Total	Level 2	Level 3[1]
Assets
Loans	$4,913	$2,470	$2,443
Other assets—Other investments	123	—	123
Other assets—Premises, equipment and software costs	25	22	3
Total assets	$5,061	$2,492	$2,569
Liabilities
Other liabilities and accrued expenses—Lending commitments	$226	$166	$60
Total liabilities	$226	$166	$60

1.

Refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Financial Instruments Not Measured at Fair Value

	At June 30, 2017
	Carrying	Fair Value
$ in millions	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$25,008	$25,008	$—	$—	$25,008
Interest bearing deposits with banks	19,651	19,651	—	—	19,651
Investment securities—HTM	21,088	8,255	12,319	123	20,697
Securities purchased under agreements to resell	97,306	—	92,537	4,718	97,255
Securities borrowed	126,722	—	126,722	1	126,723
Customer and other receivables[1]	49,292	—	45,052	4,110	49,162
Loans[2]	97,639	—	20,319	78,579	98,898
Other assets[3]	30,171	30,171	—	—	30,171

Financial Liabilities
Deposits	$144,783	$—	$144,783	$—	$144,783
Short-term borrowings	334	—	334	—	334
Securities sold under agreements to repurchase	49,959	—	46,452	3,488	49,940
Securities loaned	16,862	—	16,477	401	16,878
Other secured financings	10,911	—	9,961	956	10,917
Customer and other payables[1]	192,973	—	192,973	—	192,973
Long-term borrowings	140,886	—	145,544	51	145,595

June 2017 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
	Carrying	Fair Value
$ in millions	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$22,017	$22,017	$—	$—	$22,017
Interest bearing deposits with banks	21,364	21,364	—	—	21,364
Investment securities—HTM	16,922	5,557	10,896	—	16,453
Securities purchased under agreements to resell	101,653	—	97,825	3,830	101,655
Securities borrowed	125,236	—	125,093	147	125,240
Customer and other receivables[1]	41,679	—	36,962	4,575	41,537
Loans[2]	94,248	—	20,906	74,121	95,027
Other assets[3]	33,979	33,979	—	—	33,979

Financial Liabilities
Deposits	$155,800	$—	$155,800	$—	$155,800
Short-term borrowings	535	—	535	—	535
Securities sold under agreements to repurchase	53,899	—	50,941	2,972	53,913
Securities loaned	15,844	—	15,853	—	15,853
Other secured financings	6,077	—	4,792	1,290	6,082
Customer and other payables[1]	187,497	—	187,497	—	187,497
Long-term borrowings	126,039	—	129,826	51	129,877

HTM—Held	to maturity
1.	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
2.	Amounts include loans measured at fair value on a non-recurring basis.
3.	Cash deposited with clearing organizations or segregated under federal and other regulations or requirements.

Lending commitments—Held for investment and Held for sale

	Commitment	Fair Value
$ in millions	amount[1]	Total	Level 2	Level 3
June 30, 2017	$95,090	$917	$706	$211
December 31, 2016	97,409	1,241	973	268

1.	For further discussion on lending commitments, see Note 11.

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

61	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

4. Derivative Instruments and Hedging Activities

Derivative Fair Values

At June 30, 2017
	Assets
$ in millions	Bilateral OTC	Cleared OTC[1]	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$1,547	$937	$—	$2,484
Foreign exchange contracts	48	8	—	56
Total	1,595	945	—	2,540
Not designated as accounting hedges[2]
Interest rate contracts	182,333	72,140	193	254,666
Credit contracts	7,282	2,190	—	9,472
Foreign exchange contracts	54,357	544	100	55,001
Equity contracts	24,832	—	20,550	45,382
Commodity and other contracts	10,197	—	2,226	12,423
Total	279,001	74,874	23,069	376,944
Total gross derivatives	$280,596	$75,819	$23,069	$379,484
Amounts offset
Counterparty netting	(215,065)	(71,178)	(20,307)	(306,550)
Cash collateral netting	(38,973)	(3,821)	—	(42,794)
Total in Trading assets	$26,558	$820	$2,762	$30,140
Amounts not offset[3]
Financial instruments collateral	(11,213)	—	—	(11,213)
Other cash collateral	(10)	—	—	(10)
Net amounts[4]	$15,335	$820	$2,762	$18,917

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC[1]	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$60	$757	$—	$817
Foreign exchange contracts	138	40	—	178
Total	198	797	—	995
Not designated as accounting hedges[2]
Interest rate contracts	166,210	68,206	141	234,557
Credit contracts	8,132	2,273	—	10,405
Foreign exchange contracts	57,314	625	48	57,987
Equity contracts	27,653	—	20,022	47,675
Commodity and other contracts	8,881	—	2,285	11,166
Total	268,190	71,104	22,496	361,790
Total gross derivatives	$268,388	$71,901	$22,496	$362,785
Amounts offset
Counterparty netting	(215,065)	(71,178)	(20,307)	(306,550)
Cash collateral netting	(29,136)	(394)	—	(29,530)
Total in Trading liabilities	$24,187	$329	$2,189	$26,705
Amounts not offset[3]
Financial instruments collateral	(6,276)	—	(168)	(6,444)
Other cash collateral	(26)	(58)	—	(84)
Net amounts[4]	$17,885	$271	$2,021	$20,177

At December 31, 2016
	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$1,924	$1,049	$—	$2,973
Foreign exchange contracts	249	18	—	267
Total	2,173	1,067	—	3,240
Not designated as accounting hedges[5]
Interest rate contracts	200,336	99,217	384	299,937
Credit contracts	9,837	2,392	—	12,229
Foreign exchange contracts	73,645	1,022	231	74,898
Equity contracts	20,710	—	17,919	38,629
Commodity and other contracts	9,792	—	3,727	13,519
Total	314,320	102,631	22,261	439,212
Total gross derivatives	$316,493	$103,698	$22,261	$442,452
Amounts offset
Counterparty netting	(243,488)	(100,477)	(19,607)	(363,572)
Cash collateral netting	(45,875)	(1,799)	—	(47,674)
Total in Trading assets	$27,130	$1,422	$2,654	$31,206
Amounts not offset[3]
Financial instruments collateral	(10,293)	—	—	(10,293)
Other cash collateral	(124)	—	—	(124)
Net amounts[4]	$16,713	$1,422	$2,654	$20,789

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$77	$647	$—	$724
Foreign exchange contracts	15	25	—	40
Total	92	672	—	764
Not designated as accounting hedges[5]
Interest rate contracts	183,063	103,392	397	286,852
Credit contracts	11,024	2,401	—	13,425
Foreign exchange contracts	74,575	952	16	75,543
Equity contracts	22,531	—	17,983	40,514
Commodity and other contracts	8,303	—	3,582	11,885
Total	299,496	106,745	21,978	428,219
Total gross derivatives	$299,588	$107,417	$21,978	$428,983
Amounts offset
Counterparty netting	(243,488)	(100,477)	(19,607)	(363,572)
Cash collateral netting	(30,405)	(5,691)	—	(36,096)
Total in Trading liabilities	$25,695	$1,249	$2,371	$29,315
Amounts not offset[3]
Financial instruments collateral	(7,638)	—	(585)	(8,223)
Other cash collateral	(10)	(1)	—	(11)
Net amounts[4]	$18,047	$1,248	$1,786	$21,081

June 2017 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

Derivative Notionals

At June 30, 2017

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$25	$36	$—	$61
Foreign exchange contracts	4	—	—	4
Total	29	36	—	65
Not designated as accounting hedges[2]
Interest rate contracts	3,928	7,275	3,184	14,387
Credit contracts	255	105	—	360
Foreign exchange contracts	1,779	60	10	1,849
Equity contracts	388	—	291	679
Commodity and other contracts	69	—	84	153
Total	6,419	7,440	3,569	17,428
Total gross derivatives	$6,448	$7,476	$3,569	$17,493

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$2	$95	$—	$97
Foreign exchange contracts	5	1	—	6
Total	7	96	—	103
Not designated as accounting hedges[2]
Interest rate contracts	3,671	5,901	1,236	10,808
Credit contracts	287	87	—	374
Foreign exchange contracts	1,869	62	23	1,954
Equity contracts	378	—	347	725
Commodity and other contracts	76	—	69	145
Total	6,281	6,050	1,675	14,006
Total gross derivatives	$6,288	$6,146	$1,675	$14,109

At December 31, 2016

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$30	$38	$—	$68
Foreign exchange contracts	6	—	—	6
Total	36	38	—	74
Not designated as accounting hedges[5]
Interest rate contracts	3,586	6,224	2,586	12,396
Credit contracts	333	112	—	445
Foreign exchange contracts	1,580	52	13	1,645
Equity contracts	338	—	242	580
Commodity and other contracts	67	—	79	146
Total	5,904	6,388	2,920	15,212
Total gross derivatives	$5,940	$6,426	$2,920	$15,286

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$2	$52	$—	$54
Foreign exchange contracts	1	1	—	2
Total	3	53	—	56
Not designated as accounting hedges[5]
Interest rate contracts	3,462	6,087	897	10,446
Credit contracts	359	96	—	455
Foreign exchange contracts	1,557	48	14	1,619
Equity contracts	321	—	273	594
Commodity and other contracts	78	—	59	137
Total	5,777	6,231	1,243	13,251
Total gross derivatives	$5,780	$6,284	$1,243	$13,307

OTC—Over–the-counter

1.

Effective in the first quarter of 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook for cleared OTC derivatives, resulting in the characterization of variation margin transfers as settlement payments as opposed to cash posted as collateral. In the quarter of adoption, the cleared OTC gross derivative assets and liabilities, and related counterparty and cash collateral netting amounts in total decreased by approximately $13 billion and $20 billion, respectively.

2.

Notional amounts include gross notionals related to open long and short futures contracts of $2,765 billion and $732 billion, respectively. The unsettled fair value on these futures contracts (excluded from this table) of $852 million and $425 million is included in Customer and other receivables and Customer and other payables, respectively, in the consolidated balance sheets.

3.

Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

63	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

4.

Amounts include transactions that are either not subject to master netting agreements or collateral agreements or are subject to such agreements but the Firm has not determined the agreements to be legally enforceable as follows: $3.3 billion of derivative assets and $3.5 billion of derivative liabilities at June 30, 2017 and $3.7 billion of derivative assets and $3.5 billion of derivative liabilities at December 31, 2016.

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

Gains (Losses) on Fair Value Hedges

	Recognized in Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Derivatives	$ 138	$ 969	$ (660)	$3,119
Borrowings	(213)	(993)	495	(3,282)
Total	$(75)	$(24)	$ (165)	$(163)

Gains (Losses) on Net Investment Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Foreign exchange contracts
Effective portion—OCI	$ (47)	$(112)	$ (251)	$ (336)
Forward points excluded from hedge effectiveness testing—Interest income	$ (9)	$(19)	$ (19)	$ (39)

Trading Revenues by Product Type

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Interest rate contracts	$451	$320	$1,045	$626
Foreign exchange contracts	197	362	432	599
Equity security and index contracts[1]	1,818	1,615	3,459	2,945
Commodity and other contracts	110	20	299	(124)
Credit contracts	355	429	931	765
Total	$2,931	$2,746	$6,166	$4,811

1.	Dividend income is included within equity security and index contracts.

The previous table summarizes gains and losses included in Trading revenues in the consolidated income statements from trading activities. These activities include revenues related to derivative and non-derivative financial instruments. The Firm generally utilizes financial instruments across a variety of product types in connection with its market-making and related risk management strategies. Accordingly, the trading revenues presented in the previous table are not representative of the manner in which the Firm manages its business activities and are prepared in a manner similar to the presentation of trading revenues for regulatory reporting purposes.

OTC Derivative Products—Trading Assets

Counterparty Credit Rating and Remaining Maturity of OTC Derivative Assets

	Fair Value at June 30, 2017[1]
	Contractual Years to Maturity				Total Derivative Assets
$ in millions	Less than 1	1-3	3-5	Over 5
Credit Rating[2]
AAA	$232	$308	$406	$3,168	$4,114
AA	1,357	1,913	2,336	10,841	16,447
A	6,487	5,123	4,342	18,625	34,577
BBB	3,417	2,685	2,001	12,737	20,840
Non-investment grade	2,753	2,104	3,070	2,247	10,174
Total	$14,246	$12,133	$12,155	$47,618	$86,152

	Fair Value at June 30, 2017[1]
$ in millions	Total Derivative Assets	Cross-Maturity and Cash Collateral Netting[3]	Net Amounts Post-cash Collateral	Net Amounts Post- collateral[4]
Credit Rating[2]
AAA	$4,114	$(3,091)	$1,023	$952
AA	16,447	(10,935)	5,512	2,756
A	34,577	(25,571)	9,006	5,118
BBB	20,840	(14,301)	6,539	4,908
Non-investment grade	10,174	(4,886)	5,288	2,421
Total	$86,152	$(58,784)	$27,368	$16,155

	Fair Value at December 31, 2016[1]
	Contractual Years to Maturity				Total Derivative Assets
$ in millions	Less than 1	1-3	3-5	Over 5
Credit Rating[2]
AAA	$150	$428	$918	$2,931	$4,427
AA	3,177	2,383	2,942	10,194	18,696
A	9,244	6,676	5,495	21,322	42,737
BBB	4,423	3,085	2,434	13,023	22,965
Non-investment grade	2,283	1,702	1,722	1,794	7,501
Total	$19,277	$14,274	$13,511	$49,264	$96,326

June 2017 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2016[1]
$ in millions	Total Derivative Assets	Cross-Maturity and Cash Collateral Netting[3]	Net Amounts Post-cash Collateral	Net Amounts Post- collateral[4]
Credit Rating[2]
AAA	$4,427	$(3,900)	$527	$485
AA	18,696	(11,813)	6,883	4,114
A	42,737	(31,425)	11,312	6,769
BBB	22,965	(16,629)	6,336	4,852
Non-investment grade	7,501	(4,131)	3,370	1,915
Total	$96,326	$(67,898)	$28,428	$18,135

1.	Fair values shown represent the Firm’s net exposure to counterparties related to its OTC derivative products.
2.	Obligor credit ratings are determined internally by the Credit Risk Management Department.
3.

Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

4.	Fair value is shown net of collateral received (primarily cash and U.S. government and agency securities).

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

Net Derivative Liabilities and Collateral Posted

$ in millions	At June 30, 2017	At December 31, 2016
Net derivative liabilities with credit risk-related contingent features	$19,335	$22,939
Collateral posted	14,672	17,040

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

Incremental Collateral or Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At June 30, 2017[1]
One-notch downgrade	$ 1,042
Two-notch downgrade	401

1.

Amounts include $1,187 million related to bilateral arrangements between the Firm and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are used by the Firm to manage the risk of counterparty downgrades.

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

For further information on credit derivatives and other credit contracts, see Note 4 to the consolidated financial statements in the 2016 Form 10-K.

Protection Sold and Purchased with Credit Default Swaps

	At June 30, 2017
	Protection Sold		Protection Purchased
$ in millions	Notional	Fair Value (Asset)/ Liability	Notional	Fair Value (Asset)/ Liability
Credit default swaps
Single name	$195,821	$(1,274)	$207,973	$1,613
Index and basket	131,476	(48)	126,594	(113)
Tranched index and basket	23,519	(408)	48,605	1,163
Total	$350,816	$(1,730)	$383,172	$2,663
Single name and non-tranched index and basket with identical underlying reference obligations	$323,765	—	$330,349	—

	At December 31, 2016
	Protection Sold		Protection Purchased
$ in millions	Notional	Fair Value (Asset)/ Liability	Notional	Fair Value (Asset)/ Liability
Credit default swaps
Single name	$266,918	$(753)	$269,623	$826
Index and basket	130,383	374	122,061	(481)
Tranched index and basket	32,429	(670)	78,505	1,900
Total	$429,730	$(1,049)	$470,189	$2,245
Single name and non-tranched index and basket with identical underlying reference obligations	$395,536	—	$389,221	—

65	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Credit Ratings of Reference Obligation and Maturities of Credit Protection Sold

	At June 30, 2017
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability[1]
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name credit default swaps[2]
Investment grade	$57,174	$52,949	$26,353	$9,523	$145,999	$(1,397)
Non-investment grade	22,379	18,958	7,465	1,020	49,822	123
Total single name credit default swaps	79,553	71,907	33,818	10,543	195,821	(1,274)
Index and basket credit default swaps[2]
Investment grade	26,972	14,044	48,806	7,914	97,736	(999)
Non-investment grade	27,129	7,037	13,807	9,286	57,259	543
Total index and basket credit default swaps	54,101	21,081	62,613	17,200	154,995	(456)
Total credit default swaps sold	$133,654	$92,988	$96,431	$27,743	$350,816	$(1,730)
Other credit contracts	27	—	13	129	169	4
Total credit derivatives and other credit contracts	$133,681	$92,988	$96,444	$27,872	$350,985	$(1,726)

	At December 31, 2016
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability[1]
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name credit default swaps[2]
Investment grade	$79,449	$70,796	$34,529	$10,293	$195,067	$(1,060)
Non-investment grade	34,571	25,820	10,436	1,024	71,851	307
Total single name credit default swaps	$114,020	$96,616	$44,965	$11,317	$266,918	$(753)
Index and basket credit default swaps[2]
Investment grade	$26,530	$21,388	$35,060	$9,096	$92,074	$(846)
Non-investment grade	26,135	22,983	11,759	9,861	70,738	550
Total index and basket credit default swaps	$52,665	$44,371	$46,819	$18,957	$162,812	$(296)
Total credit default swaps sold	$166,685	$140,987	$91,784	$30,274	$429,730	$(1,049)
Other credit contracts	49	6	—	215	270	—
Total credit derivatives and other credit contracts	$166,734	$140,993	$91,784	$30,489	$430,000	$(1,049)

1.	Fair value amounts are shown on a gross basis prior to cash collateral or counterparty netting.
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

June 2017 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

5. Investment Securities

The following tables present information about the Firm’s AFS securities, which are carried at fair value, and HTM securities, which are carried at amortized cost. The net unrealized gains or losses on AFS securities are reported on an after-tax basis as a component of AOCI.

AFS and HTM Securities

	At June 30, 2017
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$21,580	$—	$417	$21,163
U.S. agency securities[1]	21,714	36	200	21,550
Total U.S. government and agency securities	43,294	36	617	42,713
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,536	2	42	1,496
Non-agency	1,578	11	9	1,580
Corporate bonds	1,586	13	8	1,591
Collateralized loan obligations	560	1	—	561
FFELP student loan asset-backed securities[2]	2,549	7	15	2,541
Total corporate and other debt	7,809	34	74	7,769
Total AFS debt securities	51,103	70	691	50,482
AFS equity securities	15	—	9	6
Total AFS securities	51,118	70	700	50,488
HTM securities
U.S. government securities:
U.S. Treasury securities	8,463	9	216	8,256
U.S. agency securities[1]	12,501	10	193	12,318
Total U.S. government and agency securities	20,964	19	409	20,574
Corporate and other debt:
Commercial mortgage-backed securities:
Non-agency	124	—	1	123
Total corporate and other debt	124	—	1	123
Total HTM securities	21,088	19	410	20,697
Total Investment securities	$72,206	$89	$1,110	$71,185

	At December 31, 2016
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$28,371	$1	$545	$27,827
U.S. agency securities[1]	22,348	14	278	22,084
Total U.S. government and agency securities	50,719	15	823	49,911
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,850	2	44	1,808
Non-agency	2,250	11	16	2,245
Auto loan asset-backed securities	1,509	1	1	1,509
Corporate bonds	3,836	7	22	3,821
Collateralized loan obligations	540	—	1	539
FFELP student loan asset-backed securities[2]	3,387	5	61	3,331
Total corporate and other debt	13,372	26	145	13,253
Total AFS debt securities	64,091	41	968	63,164
AFS equity securities	15	—	9	6
Total AFS securities	64,106	41	977	63,170
HTM securities
U.S. government securities:
U.S. Treasury securities	5,839	1	283	5,557
U.S. agency securities[1]	11,083	1	188	10,896
Total HTM securities	16,922	2	471	16,453
Total Investment securities	$81,028	$43	$1,448	$79,623

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
2.	FFELP—Federal Family Education Loan Program. Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

67	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$21,163	$417	$—	$—	$21,163	$417
U.S. agency securities	11,890	199	99	1	11,989	200
Total U.S. government and agency securities	33,053	616	99	1	33,152	617
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,063	42	—	—	1,063	42
Non-agency	370	6	406	3	776	9
Corporate bonds	592	8	—	—	592	8
FFELP student loan asset-backed securities	1,580	15	—	—	1,580	15
Total corporate and other debt	3,605	71	406	3	4,011	74
Total AFS debt securities	36,658	687	505	4	37,163	691
AFS equity securities	—	—	6	9	6	9
Total AFS securities	36,658	687	511	13	37,169	700
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	7,043	216	—	—	7,043	216
U.S. agency securities	10,573	193	—	—	10,573	193
Total U.S. government and agency securities	17,616	409	—	—	17,616	409
Corporate and other debt:
Non-agency	91	1	—	—	91	1
Total corporate and other debt	91	1	—	—	91	1
Total HTM securities	17,707	410	—	—	17,707	410
Total Investment securities	$54,365	$1,097	$511	$13	$54,876	$1,110

June 2017 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$25,323	$545	$—	$—	$25,323	$545
U.S. agency securities	16,760	278	125	—	16,885	278
Total U.S. government and agency securities	42,083	823	125	—	42,208	823
Corporate and other debt:
Commercial mortgage-backed securities:
Agency	1,245	44	—	—	1,245	44
Non-agency	763	11	594	5	1,357	16
Auto loan asset-backed securities	659	1	123	—	782	1
Corporate bonds	2,050	21	142	1	2,192	22
Collateralized loan obligations	178	—	239	1	417	1
FFELP student loan asset-backed securities	2,612	61	—	—	2,612	61
Total corporate and other debt	7,507	138	1,098	7	8,605	145
Total AFS debt securities	49,590	961	1,223	7	50,813	968
AFS equity securities	6	9	—	—	6	9
Total AFS securities	49,596	970	1,223	7	50,819	977
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	5,057	283	—	—	5,057	283
U.S. agency securities	10,612	188	—	—	10,612	188
Total HTM securities	15,669	471	—	—	15,669	471
Total Investment securities	$65,265	$1,441	$1,223	$7	$66,488	$1,448

69	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

As discussed in Note 2 to the consolidated financial statements in the 2016 Form 10-K, AFS and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Firm’s ongoing assessment of temporarily versus other-than-temporarily impaired at the individual security level.

The Firm believes there are no securities in an unrealized loss position that are other-than-temporarily-impaired at June 30, 2017 and December 31, 2016 for the reasons discussed herein.

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

Investment Securities by Contractual Maturity

	At June 30, 2017
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$3,798	$3,786	0.9%
After 1 year through 5 years	13,090	12,923	1.2%
After 5 years through 10 years	4,692	4,454	1.4%
Total	21,580	21,163

	At June 30, 2017
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
U.S. agency securities:
Due within 1 year	$539	$539	0.3%
After 1 year through 5 years	3,696	3,693	0.7%
After 5 years through 10 years	760	762	2.0%
After 10 years	16,719	16,556	1.8%
Total	21,714	21,550
Total U.S. government and agency securities	43,294	42,713	1.4%
Corporate and other debt:
Commercial mortgage-backed securities:
Agency:
Due within 1 year	49	49	1.1%
After 1 year through 5 years	241	240	1.5%
After 5 years through 10 years	383	385	1.2%
After 10 years	863	822	1.6%
Total	1,536	1,496
Non-agency:
After 5 years through 10 years	36	35	2.5%
After 10 years	1,542	1,545	2.1%
Total	1,578	1,580
Corporate bonds:
Due within 1 year	36	36	1.2%
After 1 year through 5 years	1,219	1,225	2.4%
After 5 years through 10 years	331	330	2.4%
Total	1,586	1,591
Collateralized loan obligations:
After 5 years through 10 years	362	362	1.5%
After 10 years	198	199	2.4%
Total	560	561
FFELP student loan asset-backed securities:
After 1 year through 5 years	57	56	0.8%
After 5 years through 10 years	536	532	0.8%
After 10 years	1,956	1,953	1.1%
Total	2,549	2,541
Total corporate and other debt	7,809	7,769	1.6%
Total AFS debt securities	51,103	50,482	1.4%
AFS equity securities	15	6	— %
Total AFS securities	51,118	50,488	1.4%
HTM securities
U.S. government securities:
U.S. Treasury securities:
Due within 1 year	300	300	0.7%
After 1 year through 5 years	4,837	4,831	1.5%
After 5 years through 10 years	2,599	2,472	1.6%
After 10 years	727	653	2.3%
Total	8,463	8,256
U.S. agency securities:
After 10 years	12,501	12,318	2.4%
Total	12,501	12,318
Corporate and other debt:
Commercial mortgage-backed securities:
Non-agency:
After 1 year through 5 years	41	41	3.7%
After 5 years through 10 years	83	82	3.8%
Total	124	123
Total HTM securities	21,088	20,697	2.1%
Total Investment securities	$72,206	$71,185	1.6%

June 2017 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

Gross Realized Gains and Losses on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Gross realized gains	$23	$71	$27	$85
Gross realized (losses)	(9)	(1)	(11)	(3)
Total	$14	$70	$16	$82

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

Offsetting of Certain Collateralized Transactions

	At June 30, 2017
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$161,364	$(63,956)	$97,408	$(89,731)	$7,677
Securities borrowed	140,136	(13,414)	126,722	(121,668)	5,054
Liabilities
Securities sold under agreements to repurchase	$114,653	$(63,956)	$50,697	$(44,980)	$5,717
Securities loaned	30,276	(13,414)	16,862	(16,632)	230
Not subject to legally enforceable master netting agreements[2]
Securities purchased under agreements to resell					$7,010
Securities borrowed					1,224
Securities sold under agreements to repurchase					5,222
Securities loaned					183

	At December 31, 2016
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$182,888	$(80,933)	$101,955	$(93,365)	$8,590
Securities borrowed	129,934	(4,698)	125,236	(118,974)	6,262
Liabilities
Securities sold under agreements to repurchase	$135,561	$(80,933)	$54,628	$(47,933)	$6,695
Securities loaned	20,542	(4,698)	15,844	(15,670)	174
Not subject to legally enforceable master netting agreements[2]
Securities purchased under agreements to resell					$7,765
Securities borrowed					2,591
Securities sold under agreements to repurchase					6,500
Securities loaned					154

1.

Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

2.

Represents amounts within Net Amounts related to transactions that are either not subject to master netting agreements or are subject to such agreements but the Firm has not determined the agreements to be legally enforceable.

For information related to offsetting of derivatives, see Note 4.

Maturities and Collateral Pledged

Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2017
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase[1]	$29,403	$26,884	$18,896	$39,470	$114,653
Securities loaned[1]	16,447	1,656	1,833	10,340	30,276
Gross amount of secured financing included in the offsetting disclosure	$45,850	$28,540	$20,729	$49,810	$144,929
Trading liabilities— Obligation to return securities received as collateral	21,481	—	—	—	21,481
Total	$67,331	$28,540	$20,729	$49,810	$166,410

71	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase[1]	$41,549	$36,703	$24,648	$32,661	$135,561
Securities loaned[1]	9,487	851	2,863	7,341	20,542
Gross amount of secured financing included in the offsetting disclosure	$51,036	$37,554	$27,511	$40,002	$156,103
Trading liabilities— Obligation to return securities received as collateral	20,262	—	—	—	20,262
Total	$71,298	$37,554	$27,511	$40,002	$176,365

1.	Amounts are presented on a gross basis, prior to netting in the consolidated balance sheets.

Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At June 30, 2017	At December 31, 2016
Securities sold under agreements to repurchase[1]
U.S. government and agency securities	$28,512	$56,372
State and municipal securities	157	1,363
Other sovereign government obligations	51,498	42,790
Asset-backed securities	1,549	1,918
Corporate and other debt	5,083	9,086
Corporate equities	26,599	23,152
Other	1,255	880
Total securities sold under agreements to repurchase	$114,653	$135,561
Securities loaned[1]
Other sovereign government obligations	13,599	4,762
Corporate and other debt	124	73
Corporate equities	16,375	15,693
Other	178	14
Total securities loaned	$30,276	$20,542
Gross amount of secured financing included in the offsetting disclosure	$144,929	$156,103
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	21,472	20,247
Other	9	15
Total Trading liabilities—Obligation to return securities received as collateral	$21,481	$20,262
Total	$166,410	$176,365

1.	Amounts are presented on a gross basis, prior to netting in the consolidated balance sheets.

Assets Pledged

$ in millions	At June 30, 2017	At December 31, 2016
Carrying value of trading assets loaned or pledged[1]	$42,053	$41,358
Carrying value of loans pledged (gross of allowance for loan losses)[1]	3,876	—
Total	$45,929	$41,358

1.	Counterparties do not have the right to sell or repledge the collateral.

The Firm pledges its trading assets and loans to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives. Counterparties may or may not have the right to sell or repledge the collateral.

Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the consolidated balance sheets. Pledged financial instruments that cannot be sold or repledged by the secured party are shown in the previous table.

Collateral Received

The Firm receives collateral in the form of securities in connection with securities purchased under agreements to resell, securities borrowed, derivative transactions, customer margin loans and securities-based lending. In many cases, the Firm is permitted to sell or repledge these securities held as collateral and use the securities to secure securities sold under agreements to repurchase, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions.

The Firm also receives securities as collateral in connection with certain securities-for-securities transactions. In instances where the Firm is the lender and permitted to sell or repledge these securities, it reports the fair value of the collateral received and the related obligation to return the collateral included in Trading assets and Trading liabilities, respectively, in its consolidated balance sheets.

Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At June 30, 2017	At December 31, 2016
Collateral received with right to sell or repledge	$556,203	$561,239
Collateral that was sold or repledged	429,029	430,911

June 2017 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

Customer Margin Lending and Other

$ in millions	At June 30, 2017	At December 31, 2016
Net customer receivables representing margin loans	$27,744	$24,359

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

For a further discussion of the Firm’s margin lending activities, see Note 6 to the consolidated financial statements in the 2016 Form 10-K.

The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 10.

Cash and Securities Deposited with Clearing Organizations or Segregated

$ in millions	At June 30, 2017	At December 31, 2016
Segregated securities[1]	$20,351	$23,756
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	30,171	33,979
Total	$50,522	$57,735

1.

Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the consolidated balance sheets.

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

Loans Held for Investment and Held for Sale by Loan Type

	At June 30, 2017
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$26,831	$9,394	$36,225
Consumer loans	26,354	—	26,354
Residential real estate loans	25,646	60	25,706
Wholesale real estate loans	8,482	1,178	9,660
Total loans, gross	87,313	10,632	97,945
Allowance for loan losses	(306)	—	(306)
Total loans, net	$87,007	$10,632	$97,639

	At December 31, 2016
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$25,025	$10,710	$35,735
Consumer loans	24,866	—	24,866
Residential real estate loans	24,385	61	24,446
Wholesale real estate loans	7,702	1,773	9,475
Total loans, gross	81,978	12,544	94,522
Allowance for loan losses	(274)	—	(274)
Total loans, net	$81,704	$12,544	$94,248

Loans to Non-U.S. Borrowers

$ in millions	At June 30, 2017	At December 31, 2016
Loans, net of allowance	$8,725	$9,388

Loans by Interest Rate Type

$ in millions	At June 30, 2017	At December 31, 2016
Fixed	$12,696	$11,895
Floating or adjustable	$84,943	$82,353

Credit Quality

For a further discussion about the Firm’s evaluation of credit transactions and monitoring and credit quality indicators, see Note 7 to the consolidated financial statements in the 2016 Form 10-K.

73	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Loans Held for Investment before Allowance by Credit Quality

	At June 30, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$25,321	$26,351	$25,598	$7,975	$85,245
Special mention	416	3	—	192	611
Substandard	1,025	—	48	315	1,388
Doubtful	69	—	—	—	69
Loss	—	—	—	—	—
Total	$26,831	$26,354	$25,646	$8,482	$87,313

	At December 31, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$23,409	$24,853	$24,345	$7,294	$79,901
Special mention	288	13	—	218	519
Substandard	1,259	—	40	190	1,489
Doubtful	69	—	—	—	69
Loss	—	—	—	—	—
Total	$25,025	$24,866	$24,385	$7,702	$81,978

Allowance for Credit Losses and Impaired Loans

For factors considered by the Firm in determining the allowance for loan losses and impairments, see Notes 2 and 7 to the consolidated financial statements in the 2016 Form 10-K.

Impaired Loans Before Allowance by Product Type

	At June 30, 2017
$ in millions	Corporate	Residential Real Estate	Total
With allowance	$141	$—	$141
Without allowance[1]	122	35	157
Unpaid principal balance[2]	273	36	309

	At December 31, 2016
$ in millions	Corporate	Residential Real Estate	Total
With allowance	$104	$—	$104
Without allowance[1]	206	35	241
Unpaid principal balance[2]	316	38	354

1.

At June 30, 2017 and December 31, 2016, no allowance was recorded for these loans as the present value of the expected future cash flows (or, alternatively, the observable market price of the loan or the fair value of the collateral held) equaled or exceeded the carrying value.

2.

The impaired loans unpaid principal balance differs from the aggregate amount of impaired loan balances with and without allowance due to various factors, including charge-offs and net deferred loan fees or costs.

Select Loan Information by Region

	At June 30, 2017
$ in millions	Americas	EMEA	Asia- Pacific	Total
Impaired loans	$279	$9	$10	$298
Allowance for loan losses	274	30	2	306

	At December 31, 2016
$ in millions	Americas	EMEA	Asia- Pacific	Total
Impaired loans	$320	$9	$16	$345
Allowance for loan losses	245	28	1	274

EMEA—Europe, Middle East and Africa

Allowance for Credit Losses on Lending Activities

Loans—Current Year Period

Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$195	$4	$20	$55	$274
Recoveries	1	—	—	—	1
Provision for (release of) loan losses[1]	14	—	1	14	29
Other	1	—	—	1	2
June 30, 2017	$211	$4	$21	$70	$306

Loan Loss Allowance by Impairment Methodology

	At June 30, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$142	$4	$21	$70	$237
Specific	69	—	—	—	69
Total	$211	$4	$21	$70	$306

Loans by Impairment Methodology2

	At June 30, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$26,568	$26,354	$25,611	$8,482	$87,015
Specific	263	—	35	—	298
Total	$26,831	$26,354	$25,646	$8,482	$87,313

1.	The Firm recorded provisions of $7 million for loan losses for the current quarter.
2.	Loan balances are gross of the allowance for loan losses.

June 2017 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

Loans—Prior Year Period

Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2015	$166	$5	$17	$37	$225
Provision for (release of) loan losses[1]	116	(1)	1	12	128
Other[2]	(30)	—	—	—	(30)
June 30, 2016	$252	$4	$18	$49	$323

Loan Loss Allowance by Impairment Methodology

	At June 30, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$147	$4	$18	$49	$218
Specific	105	—	—	—	105
Total	$252	$4	$18	$49	$323

Loans by Impairment Methodology3

	At June 30, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$23,604	$23,337	$22,638	$7,415	$76,994
Specific	582	—	30	—	612
June 30, 2016	$24,186	$23,337	$22,668	$7,415	$77,606

1.	The Firm recorded provisions of $16 million for loan losses for the prior year quarter.
2.	Amount includes the impact related to the transfer to loans held for sale and foreign currency translation adjustments.
3.	Loan balances are gross of the allowance for loan losses.

Commitments—Current Year Period

Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$185	$1	$—	$4	$190
Provision for (release of) lending commitments[1]	(3)	—	—	(1)	(4)
June 30, 2017	$182	$1	$—	$3	$186

Lending Commitments Allowance by Impairment Methodology

	At June 30, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$179	$1	$—	$3	$183
Specific	3	—	—	—	3
Total	$182	$1	$—	$3	$186

Lending Commitments by Impairment Methodology2

	At June 30, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$62,339	$6,005	$346	$409	$69,099
Specific	229	—	—	—	229
Total	$62,568	$6,005	$346	$409	$69,328

1.	The Firm recorded a release of $7 million for commitments for the current quarter.
2.	Lending commitments are gross of the allowance for lending commitments.

Commitments—Prior Year Period

Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2015	$180	$1	$—	$4	$185
Provision for lending commitments[1]	1	—	—	2	3
Other	—	(1)	—	—	(1)
June 30, 2016	$181	$—	$—	$6	$187

Lending Commitments Allowance by Impairment Methodology

	At June 30, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$173	$—	$—	$6	$179
Specific	8	—	—	—	8
Total	$181	$—	$—	$6	$187

75	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Lending Commitments by Impairment Methodology2

	At June 30, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Inherent	$63,120	$5,264	$327	$496	$69,207
Specific	64	—	—	—	64
Total	$63,184	$5,264	$327	$496	$69,271

1.	The Firm recorded a release of $13 million for commitments for the prior year quarter.
2.	Lending commitments are gross of the allowance for lending commitments.

Troubled Debt Restructurings

Impaired loans and lending commitments classified as held for investment within corporate loans include troubled debt restructurings as shown in the following table.

Troubled Debt Restructurings

$ in millions	At June 30, 2017	At December 31, 2016
Loans	$58	$67
Lending commitments	21	14
Allowance for loan losses	8	—

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

Employee Loans

$ in millions	At June 30, 2017	At December 31, 2016
Balance	$4,323	$4,804
Allowance for loan losses	(83)	(89)
Balance, net	$4,240	$4,715

8. Equity Method Investments

Overview

The Firm’s investments accounted for under the equity method of accounting (see Note 1 to the consolidated financial statements in the 2016 Form 10-K) are included in Other assets—Other investments in the consolidated balance sheets. Income (loss) from equity method investments is included in Other revenues in the consolidated income statements.

Equity Method Investment Balances

$ in millions	At June 30, 2017	At December 31, 2016
Investments	$2,760	$2,837

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Income (loss)	$(9)	$(14)	$—	$1

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Income from investment in MUMSS	$23	$23	$71	$57

In addition to MUMSS, the Firm held other equity method investments that were not individually significant.

9. Deposits

Deposits

$ in millions	At June 30, 2017	At December 31, 2016
Savings and demand deposits	$141,087	$154,559
Time deposits[1]	3,826	1,304
Total[2]	$144,913	$155,863
Deposits subject to FDIC insurance	$120,991	$127,992
Time deposits that equal or exceed the FDIC insurance limit	$2	$46

June 2017 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

Interest Bearing Deposit Maturities at June 30, 2017

$ in millions	Savings and Demand Deposits	Time Deposits[1]
Demand	$141,047	$—
2017	—	2,925
2018	—	672
2019	—	105
2021	—	8
Thereafter	—	116

FDIC—Federal	Deposit Insurance Corporation
1.	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3).
2.	Deposits were primarily held in the U.S.

The vast majority of deposits in Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) are sourced from Wealth Management customer accounts.

10. Long-Term Borrowings and Other Secured Financings

Long-Term Borrowings

$ in millions	At June 30, 2017	At December 31, 2016
Senior	$173,761	$154,472
Subordinated	10,351	10,303
Total	$184,112	$164,775
Weighted average stated maturity, in years	6.5	5.9

During the current year period and prior year period, the Firm issued notes with a principal amount of approximately $33.5 billion and $20.6 billion, respectively, and approximately $17.8 billion and $15.9 billion, respectively, in aggregate long-term borrowings matured or were retired.

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

Other Secured Financings by Original Maturity and Type

$ in millions	At June 30, 2017	At December 31, 2016
Secured Financings
Original maturities:
Greater than one year	$11,005	$9,404
One year or less	4,996	1,429
Failed sales[1]	641	285
Total	$16,642	$11,118

1.	For more information on failed sales, see Note 12.

11. Commitments, Guarantees and Contingencies

Commitments

The Firm’s commitments are summarized in the following table by years to maturity. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Years to Maturity at June 30, 2017
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate[1]	$13,478	$28,417	$45,187	$3,806	$90,888
Consumer	5,998	4	—	4	6,006
Residential real estate	35	25	84	238	382
Wholesale real estate	232	266	8	67	573
Forward-starting secured financing receivables[2]	70,023	—	—	—	70,023
Underwriting	1,024	—	—	—	1,024
Investment activities	569	197	22	259	1,047
Letters of credit and other financial guarantees	156	1	1	41	199
Total	$91,515	$28,910	$45,302	$4,415	$170,142

1.	Due to the nature of the Firm’s obligations under the commitments, these amounts include certain commitments participated to third parties of $6.2 billion.
2.	Represents forward-starting securities purchased under agreements to resell and securities borrowed agreements, of which $59.8 billion settled within three business days.

For a further description of these commitments, refer to Note 12 to the consolidated financial statements in the 2016 Form 10-K.

77	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Guarantees

Obligations under Guarantee Arrangements at June 30, 2017

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$133,654	$92,988	$96,431	$27,743	$350,816
Other credit contracts	27	—	13	129	169
Non-credit derivatives	1,560,514	918,800	331,073	572,502	3,382,889
Standby letters of credit and other financial guarantees issued[1]	779	856	1,147	5,153	7,935
Market value guarantees	39	65	70	—	174
Liquidity facilities	3,229	—	—	—	3,229
Whole loan sales guarantees	—	—	2	23,278	23,280
Securitization representations and warranties	—	—	—	57,547	57,547
General partner guarantees	34	44	313	13	404

$ in millions	Carrying Amount (Asset)/ Liability	Collateral/ Recourse
Credit derivatives[2]	$(1,730)	$—
Other credit contracts	4	—
Non-credit derivatives[2]	45,076	—
Standby letters of credit and other financial guarantees issued[1]	(186)	6,560
Market value guarantees	1	4
Liquidity facilities	(5)	5,503
Whole loan sales guarantees	8	—
Securitization representations and warranties	90	—
General partner guarantees	44	—

1.

These amounts include certain issued standby letters of credit participated to third parties, totaling $0.7 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements.

2.	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 4.

The Firm also has obligations under certain guarantee arrangements, including contracts and indemnification agreements, that contingently require the Firm to make payments to the guaranteed party based on changes in an underlying measure (such as an interest or foreign exchange rate, security or commodity price, an index, or the occurrence or non-occurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Also included as guarantees are contracts that contingently require the Firm to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, as well as indirect guarantees of the indebtedness of others.

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

Contingencies

Legal.    In the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litiga-

June 2017 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

tion, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, residential mortgage and credit-crisis related matters.

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

On August 8, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Firm styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreements underlying the transactions, specific performance and unspecified damages and interest. On August 16, 2013, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On August 16, 2016, the Firm moved for summary judgment and the plaintiffs moved for partial summary judgment. Based on currently available informa-

79	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

tion, the Firm believes that it could incur a loss in this action of up to approximately $527 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $644 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, the Firm filed a motion for leave to appeal that decision to the New York Court of Appeals. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, the Firm believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Firm, or upon sale, plus pre- and post-judgment interest, fees and costs. The Firm may be entitled to be indemnified for some of these losses.

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

On December 30, 2013, Wilmington Trust Company, in its capacity as trustee for Morgan Stanley Mortgage Loan Trust 2007-12, filed a complaint against the Firm styled Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $516 million, breached various representations and warranties. The complaint seeks, among other relief, unspecified damages, attorneys’ fees, interest and costs. On February 28, 2014, the defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on June 14, 2016. The plaintiff filed a notice of appeal of that order on August 17, 2016, and the appeal was fully briefed on May 5, 2017. On July 11, 2017, the Appellate Division, First Department affirmed in part and reversed in part the trial court’s order that granted in part the Firm’s motion to dismiss. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $152 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus attorney’s fees, costs and interest, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On April 28, 2014, Deutsche Bank National Trust Company, in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1, filed a complaint against the Firm styled Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC, pending in the United States District Court for the Southern District of New York. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $735 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified compensatory and/or rescissory damages, interest and costs. On April 3, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On May 8, 2017, the Firm moved for summary judgment. Based on currently available

June 2017 Form 10-Q	80

Notes to Consolidated Financial Statements (Unaudited)

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

On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On December 11, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On February 11, 2016, plaintiff filed a notice of appeal of that order, and the appeal was fully briefed on August 19, 2016. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and a monoline insurer that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch Tax Tribunal in Amsterdam the prior set-off by the Firm of approximately €124 million (plus accrued interest) of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. The Firm does not agree with these allegations. A hearing regarding this matter has been scheduled on September 19, 2017. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately €124 million (plus accrued interest).

81	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

12. Variable Interest Entities and Securitization Activities

Overview

For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 13 to the consolidated financial statements in the 2016 Form 10-K.

Consolidated VIEs

Assets and Liabilities by Type of Activity

	At June 30, 2017		At December 31, 2016
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
Credit-linked notes	$200	$—	$501	$—
Other structured financings	426	5	602	10
Asset-backed securitizations[1]	34	22	397	283
Other[2]	1,164	258	910	25
Total	$1,824	$285	$2,410	$318

1.

Asset-backed securitizations include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets. The value of assets is determined based on the fair value of the liabilities and the interests owned by the Firm in such VIEs because the fair values for the liabilities and interests owned are more observable.

2.	Other primarily includes certain operating entities, investment funds and structured transactions.

Assets and Liabilities by Balance Sheet Caption

$ in millions	At June 30, 2017	At December 31, 2016
Assets
Cash and due from banks	$87	$74
Trading assets at fair value	785	1,295
Customer and other receivables	12	13
Goodwill	18	18
Intangible assets	166	177
Other assets	756	833
Total	$1,824	$2,410
Liabilities
Other secured financings at fair value	$249	$289
Other liabilities and accrued expenses	36	29
Total	$285	$318

Consolidated VIE assets and liabilities are presented in the previous tables after intercompany eliminations. The assets owned by many consolidated VIEs cannot be removed unilaterally by the Firm and are not generally available to the Firm. The related liabilities issued by many consolidated VIEs are non-recourse to the Firm. In certain other consolidated VIEs, the Firm either has the unilateral right to remove assets or provides additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders.

Noncontrolling Interests and Additional Maximum Exposure to Losses Related to Consolidated VIEs

$ in millions	At June 30, 2017	At December 31, 2016
Noncontrolling interests	$206	$228
Maximum exposure to losses[1]	—	78

1.	Primarily related to certain derivatives, commitments, guarantees and other forms of involvement not recognized in the consolidated financial statements.

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

Non-consolidated VIE Assets, Maximum and Carrying Value of Exposure to Loss

	At June 30, 2017
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (unpaid principal balance)	$78,818	$8,598	$5,337	$3,526	$34,823
Maximum exposure to loss
Debt and equity interests	$8,482	$1,703	$52	$1,503	$5,528
Derivative and other contracts	—	—	3,229	—	25
Commitments, guarantees and other	805	1,468	—	174	337
Total	$9,287	$3,171	$3,281	$1,677	$5,890

Carrying value of exposure to loss—Assets
Debt and equity interests	$8,482	$1,703	$52	$1,098	$5,528
Derivative and other contracts	—	—	5	—	52
Total	$8,482	$1,703	$57	$1,098	$5,580

June 2017 Form 10-Q	82

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (unpaid principal balance)	$101,916	$11,341	$4,857	$4,293	$39,077
Maximum exposure to loss
Debt and equity interests	$11,243	$1,245	$50	$1,570	$4,877
Derivative and other contracts	—	—	2,812	—	45
Commitments, guarantees and other	684	99	—	187	228
Total	$11,927	$1,344	$2,862	$1,757	$5,150

Carrying value of exposure to loss—Assets
Debt and equity interests	$11,243	$1,245	$49	$1,183	$4,877
Derivative and other contracts	—	—	5	—	18
Total	$11,243	$1,245	$54	$1,183	$4,895

MABS—Mortgage- and asset-backed securitizations

CDO—Collateralized debt obligations, including collateralized loan obligations

MTOB—Municipal tender option bonds

OSF—Other structured financings

Non-consolidated VIE Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2017		At December 31, 2016
$ in millions	Unpaid Principal Balance	Debt and Equity Interests	Unpaid Principal Balance	Debt and Equity Interests
Residential mortgages	$9,106	$524	$4,775	$458
Commercial mortgages	49,504	2,614	54,021	2,656
U.S. agency collateralized mortgage obligations	13,243	2,745	14,796	2,758
Other consumer or commercial loans	6,965	2,599	28,324	5,371
Total	$78,818	$8,482	$101,916	$11,243

The Firm’s maximum exposure to loss presented above often differs from the carrying value of the variable interests held by the Firm. The maximum exposure to loss presented above is dependent on the nature of the Firm’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the Firm has made in the VIEs. Liabilities issued by VIEs generally are non-recourse to the Firm. Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect fair value write-downs already recorded by the Firm.

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Firm owned additional VIE assets mainly issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional assets totaled $11.9 billion and $11.7 billion at June 30, 2017 and December 31, 2016, respectively.

These assets were either retained in connection with transfers of assets by the Firm, acquired in connection with secondary market-making activities, held as AFS securities in its Investment securities portfolio (see Note 5), or held as investments in funds. At June 30, 2017 and December 31, 2016, these assets consisted of securities backed by residential mortgage loans, commercial mortgage loans or other consumer loans, such as credit card receivables, automobile loans and student loans, CDOs or CLOs, and investment funds.

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

83	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment are shown in the following tables.

Transfers of Assets with Continuing Involvement

	At June 30, 2017
$ in millions	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other[1]
SPE assets (unpaid principal balance)[2]	$17,692	$53,764	$12,337	$11,831
Retained interests
Investment grade[3]	$—	$140	$710	$5
Non-investment grade (fair value)	3	86	—	643
Total	$3	$226	$710	$648
Interests purchased in the secondary market (fair value)
Investment grade	$4	$92	$66	$—
Non-investment grade	17	71	—	—
Total	$21	$163	$66	$—
Derivative assets (fair value)	$1	$—	$—	$32
Derivative liabilities (fair value)	—	—	—	307

	At December 31, 2016
$ in millions	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other[1]
SPE assets (unpaid principal balance)[2]	$19,381	$43,104	$11,092	$11,613
Retained interests (fair value)
Investment grade	$—	$22	$375	$—
Non-investment grade	4	79	—	826
Total	$4	$101	$375	$826
Interests purchased in the secondary market (fair value)
Investment grade	$—	$30	$26	$—
Non-investment grade	23	75	—	—
Total	$23	$105	$26	$—
Derivative assets (fair value)	$—	$261	$—	$89
Derivative liabilities (fair value)	—	—	—	459

1.	Amounts include CLO transactions managed by unrelated third parties.
2.	Amounts include assets transferred by unrelated transferors.
3.	Amounts include $734 million of investment grade retained interests at fair value.

	At June 30, 2017
$ in millions	Level 2	Level 3	Total
Retained interests (fair value)
Investment grade	$729	$5	$734
Non-investment grade	4	728	732
Total	$733	$733	$1,466
Interests purchased in the secondary market (fair value)
Investment grade	$155	$7	$162
Non-investment grade	75	13	88
Total	$230	$20	$250
Derivative assets (fair value)	$33	$—	$33
Derivative liabilities (fair value)	131	176	307

	At December 31, 2016
$ in millions	Level 2	Level 3	Total
Retained interests (fair value)
Investment grade	$385	$12	$397
Non-investment grade	14	895	909
Total	$399	$907	$1,306
Interests purchased in the secondary market (fair value)
Investment grade	$56	$—	$56
Non-investment grade	84	14	98
Total	$140	$14	$154
Derivative assets (fair value)	$348	$2	$350
Derivative liabilities (fair value)	98	361	459

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the consolidated income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles. Investment banking underwriting net revenues are recognized in connection with these transactions. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the consolidated balance sheets with changes in fair value recognized in the consolidated income statements.

Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
New transactions[1]	$4,750	$4,163	$10,747	$6,876
Retained interests	529	502	959	1,133
Sales of corporate loans to CLO SPEs[1,2]	239	—	418	31

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.	Sponsored by non-affiliates.

The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 11).

June 2017 Form 10-Q	84

Notes to Consolidated Financial Statements (Unaudited)

The Firm also enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities, through which it retains the exposure to the securities as shown in the following table.

Carrying and Fair Value of Assets Sold and Retained Interest Exposure

$ in millions	At June 30, 2017	At December 31, 2016
Carrying value of assets derecognized at the time of sale and gross cash proceeds	$14,817	$11,209
Fair value
Assets sold	14,710	11,301
Derivative assets recognized in the consolidated balance sheets	33	128
Derivative liabilities recognized in the consolidated balance sheets	140	36

Failed Sales

For transfers that fail to meet the accounting criteria for a sale, the Firm continues to recognize the assets in Trading assets at fair value, and the Firm recognizes the associated liabilities in Other secured financings at fair value in the consolidated balance sheets (see Note 10).

The assets transferred to certain unconsolidated VIEs in transactions accounted for as failed sales cannot be removed unilaterally by the Firm and are not generally available to the Firm. The related liabilities are also non-recourse to the Firm. In certain other failed sale transactions, the Firm has the right to remove assets or provides additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

Carrying Value of Assets and Liabilities Related to Failed Sales

	At June 30, 2017		At December 31, 2016
$ in millions	Assets	Liabilities	Assets	Liabilities
Failed sales	$641	$641	$285	$285

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

In addition to the minimum risk-based capital ratio requirements, on a fully phased-in basis by 2019, the Firm will be subject to:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 global systemically important bank capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 countercyclical capital buffer, currently set by U.S. banking regulators at zero (collectively, the “buffers”).

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

85	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

The Firm’s Regulatory Capital and Capital Ratios

At June 30, 2017 and December 31, 2016, the Firm’s binding ratios are based on the Advanced Approach transitional rules.

Regulatory Capital

	At June 30, 2017
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$61,604	16.6%	7.3%
Tier 1 capital	70,380	19.0%	8.8%
Total capital	81,025	21.9%	10.8%
Tier 1 leverage[2]	—	8.5%	4.0%
Total RWAs	$370,679	N/A	N/A
Adjusted average assets[3]	828,365	N/A	N/A

	At December 31, 2016
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$60,398	16.9%	5.9%
Tier 1 capital	68,097	19.0%	7.4%
Total capital	78,642	22.0%	9.4%
Tier 1 leverage[2]	—	8.4%	4.0%
Total RWAs	$358,141	N/A	N/A
Adjusted average assets[3]	811,402	N/A	N/A

N/A—Not Applicable

1.	Percentages represent minimum regulatory capital ratios under the transitional rules.
2.	Tier 1 leverage ratios are calculated under the Standardized Approach transitional rules.
3.

Adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the calendar quarter ended June 30, 2017 and December 31, 2016, respectively, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

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

Each U.S. depository institution subsidiary of the Firm must be well-capitalized in order for the Firm to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions must maintain certain minimum capital ratios in order to be considered well-capitalized. At June 30, 2017 and December 31, 2016, the Firm’s U.S. Bank Subsidiaries maintained capital at levels sufficiently in excess of the universally mandated well-capitalized requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

At June 30, 2017 and December 31, 2016, the U.S. Bank Subsidiaries’ binding ratios are based on the Standardized Approach transitional rules.

MSBNA’s Regulatory Capital

	At June 30, 2017
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$14,526	18.5%	6.5%
Tier 1 capital	14,526	18.5%	8.0%
Total capital	14,807	18.9%	10.0%
Tier 1 leverage	14,526	12.0%	5.0%

	At December 31, 2016
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$13,398	16.9%	6.5%
Tier 1 capital	13,398	16.9%	8.0%
Total capital	14,858	18.7%	10.0%
Tier 1 leverage	13,398	10.5%	5.0%

1.	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

MSPBNA’s Regulatory Capital

	At June 30, 2017
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$5,898	24.8%	6.5%
Tier 1 capital	5,898	24.8%	8.0%
Total capital	5,938	25.0%	10.0%
Tier 1 leverage	5,898	10.3%	5.0%

	At December 31, 2016
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$5,589	26.1%	6.5%
Tier 1 capital	5,589	26.1%	8.0%
Total capital	5,626	26.3%	10.0%
Tier 1 leverage	5,589	10.6%	5.0%

1.	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

June 2017 Form 10-Q	86

Notes to Consolidated Financial Statements (Unaudited)

U.S. Broker-Dealer Regulatory Capital Requirements

MS&Co. Regulatory Capital

$ in millions	At June 30, 2017	At December 31, 2016
Net capital	$10,388	$10,311
Excess net capital	8,312	8,034

Morgan Stanley & Co. LLC (“MS&Co.”) is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”). As an Alternative Net Capital broker-dealer under SEC rules, MS&Co. is subject to minimum net capital requirements, which it exceeded as presented in the previous table. In addition to these requirements, MS&Co. is required to meet capital requirements imposed by Appendix E of Rule 15c3-1, which are presented in the following table. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.

$ in millions	At June 30, 2017	At December 31, 2016
Required tentative net capital[1]	$1,000	$1,000
Required net capital	500	500

1.	MS&Co. is required to notify the SEC in the event that its tentative net capital is less than $5 billion.

At June 30, 2017 and December 31, 2016, MS&Co. had tentative net capital in excess of the minimum and the notification requirements.

MSSB LLC Regulatory Capital

$ in millions	At June 30, 2017	At December 31, 2016
Net capital	$2,288	$3,946
Excess net capital	2,131	3,797

Morgan Stanley Smith Barney LLC (“MSSB LLC”) is a registered U.S. broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC. MSSB LLC has consistently operated with capital in excess of its regulatory capital requirements.

Other Regulated Subsidiaries

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

14. Total Equity

Dividends and Share Repurchases

The Firm repurchased approximately $500 million of its outstanding common stock as part of the share repurchase program during the current quarter and $1,250 million during the current year period. The Firm repurchased approximately $625 million during the prior year quarter and $1,250 million in the prior year period.

On June 28, 2017, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) announced that they did not object to the Firm’s 2017 capital plan (“Capital Plan”). The Capital Plan includes the share repurchase of up to $5.0 billion of outstanding common stock for the period beginning July 1, 2017 through June 30, 2018, an increase from $3.5 billion in the 2016 Capital Plan. Additionally, the Capital Plan includes an increase in the quarterly common stock dividend to $0.25 per share from $0.20 per share, beginning with the common stock dividend declared on July 19, 2017.

Preferred Stock

For a description of Series A through Series K preferred stock issuances, see Note 15 to the consolidated financial statements in the 2016 Form 10-K. Dividends declared on the Firm’s outstanding preferred stock were $170 million during the current quarter and $156 million during the prior year quarter, and $260 million during the current year period and $234 million during the prior year period. On June 15, 2017, the Firm announced that the Board of Directors (the “Board”) declared a quarterly dividend for preferred stock shareholders of record on June 30, 2017 that was paid on July 17, 2017. The Firm is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).

Series K Preferred Stock. The Series K Preferred Stock offering (net of related issuance costs) in January 2017 resulted in proceeds of approximately $994 million.

87	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Preferred Stock Outstanding

$ in millions, except per share data	Shares Outstanding	Liquidation Preference per Share	Carrying Value
	At June 30, 2017		At June 30, 2017	At December 31, 2016
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	—
Total			$8,520	$7,520

1.

Series C is composed of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pensions, Postretirement and Other	DVA	Total
March 31, 2017	$(879)	$(504)	$(474)	$(593)	$(2,450)
OCI during the period[1]	23	108	4	(173)	(38)
June 30, 2017	$(856)	$(396)	$(470)	$(766)	$(2,488)

March 31, 2016	$(831)	$76	$(373)	$(110)	$(1,238)
OCI during the period[1]	52	143	(5)	143	333
June 30, 2016	$(779)	$219	$(378)	$33	$(905)

December 31, 2016	$(986)	$(588)	$(474)	$(595)	$(2,643)
OCI during the period[1]	130	192	4	(171)	155
June 30, 2017	$(856)	$(396)	$(470)	$(766)	$(2,488)

December 31, 2015	$(963)	$(319)	$(374)	$—	$(1,656)
Cumulative adjustment for accounting change related to DVA[2]	—	—	—	(312)	(312)
OCI during the period[1]	184	538	(4)	345	1,063
June 30, 2016	$(779)	$219	$(378)	$33	$(905)

1.	Amounts net of tax and noncontrolling interests.
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

Period Changes in OCI Components

	Three Months Ended June 30, 2017
$ in millions	Pre-tax gain (loss)	Income tax benefit (provision)	After-tax gain (loss)	Non- controlling interests	Net
Foreign currency translation adjustments
OCI activity	$1	$11	$12	$(11)	$23
Reclassified to earnings	—	—	—	—	—
Net OCI	$1	$11	$12	$(11)	$23

Change in net unrealized gains (losses) on AFS securities
OCI activity	$185	$(68)	$117	$—	$117
Reclassified to earnings[1]	(14)	5	(9)	—	(9)
Net OCI	$171	$(63)	$108	$—	$108
Pension, postretirement and other
OCI activity	$3	$—	$3	$—	$3
Reclassified to earnings[1]	1	—	1	—	1
Net OCI	4	—	4	—	4
Change in net DVA
OCI activity	$(285)	$99	$(186)	$(10)	$(176)
Reclassified to earnings[1]	4	(1)	3	—	3
Net OCI	$(281)	$98	$(183)	$(10)	$(173)

	Three Months Ended June 30, 2016
$ in millions	Pre-tax gain (loss)	Income tax benefit (provision)	After-tax gain (loss)	Non- controlling interests	Net
Foreign currency translation adjustments
OCI activity	$72	$59	$131	$79	$52
Reclassified to earnings	—	—	—	—	—
Net OCI	$72	$59	$131	$79	$52

Change in net unrealized gains (losses) on AFS securities
OCI activity	$298	$(110)	$188	$—	$188
Reclassified to earnings[1]	(70)	25	(45)	—	(45)
Net OCI	$228	$(85)	$143	$—	$143
Pension, postretirement and other
OCI activity	$(5)	$—	$(5)	$—	$(5)
Reclassified to earnings[1]	(1)	1	—	—	—
Net OCI	$(6)	$1	$(5)	$—	$(5)
Change in net DVA
OCI activity	$225	$(80)	$145	$2	$143
Reclassified to earnings[1]	—	—	—	—	—
Net OCI	$225	$(80)	$145	$2	$143

June 2017 Form 10-Q	88

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
$ in millions	Pre-tax gain (loss)	Income tax benefit (provision)	After-tax gain (loss)	Non- controlling interests	Net
Foreign currency translation adjustments
OCI activity	$44	$118	$162	$32	$130
Reclassified to earnings	—	—	—	—	—
Net OCI	$44	$118	$162	$32	$130
Change in net unrealized gains (losses) on AFS securities
OCI activity	$322	$(120)	$202	$—	$202
Reclassified to earnings[1]	(16)	6	(10)	—	(10)
Net OCI	$306	$(114)	$192	$—	$192
Pension, postretirement and other
OCI activity	$3	$—	$3	$—	$3
Reclassified to earnings[1]	1	—	1	—	1
Net OCI	4	—	4	—	4
Change in net DVA
OCI activity	$(278)	$98	$(180)	$(3)	$(177)
Reclassified to earnings[1]	8	(2)	6	—	6
Net OCI	$(270)	$96	$(174)	$(3)	$(171)

	Six Months Ended June 30, 2016[2]
$ in millions	Pre-tax gain (loss)	Income tax benefit (provision)	After-tax gain (loss)	Non- controlling interests	Net
Foreign currency translation adjustments
OCI activity	$143	$174	$317	$133	$184
Reclassified to earnings	—	—	—	—	—
Net OCI	$143	$174	$317	$133	$184
Change in net unrealized gains (losses) on AFS securities
OCI activity	$934	$(344)	$590	$—	$590
Reclassified to earnings[1]	(82)	30	(52)	—	(52)
Net OCI	$852	$(314)	$538	$—	$538
Pension, postretirement and other
OCI activity	$(6)	$3	$(3)	$—	$(3)
Reclassified to earnings[1]	(2)	1	(1)	—	(1)
Net OCI	$(8)	$4	$(4)	$—	$(4)
Change in net DVA
OCI activity	$589	$(215)	$374	$3	$371
Reclassified to earnings[1]	(41)	15	(26)	—	(26)
Net OCI	$548	$(200)	$348	$3	$345

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

2.	Exclusive of 2016 cumulative adjustment for accounting change related to DVA.

Noncontrolling Interests

$ in millions	At June 30, 2017	At December 31 2016
Noncontrolling interests	$1,141	$1,127

The increase in noncontrolling interests was primarily due to the increase in net income attributable to noncontrolling interests, partially offset by deconsolidation of certain investment management funds sponsored by the Firm.

15. Earnings per Common Share

Calculation of Basic and Diluted Earnings per Common Share (“EPS”)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2017	2016	2017	2016
Basic EPS
Income from continuing operations	$1,796	$1,650	$3,789	$2,810
Income (loss) from discontinued operations	(5)	(4)	(27)	(7)
Net income	1,791	1,646	3,762	2,803
Net income applicable to noncontrolling interests	34	64	75	87
Net income applicable to Morgan Stanley	1,757	1,582	3,687	2,716
Less: Preferred stock dividends and other	(170)	(157)	(260)	(235)
Earnings applicable to Morgan Stanley common shareholders	$1,587	$1,425	$3,427	$2,481
Weighted average common shares outstanding	1,791	1,866	1,796	1,875
Earnings per basic common share
Income from continuing operations	$0.89	$0.77	$1.92	$1.33
Income (loss) from discontinued operations	—	(0.01)	(0.01)	(0.01)
Earnings per basic common share	$0.89	$0.76	$1.91	$1.32

Diluted EPS
Earnings applicable to Morgan Stanley common shareholders	$1,587	$1,425	$3,427	$2,481
Weighted average common shares outstanding	1,791	1,866	1,796	1,875
Effect of dilutive securities:
Stock options and RSUs[1]	39	33	40	32
Weighted average common shares outstanding and common stock equivalents	1,830	1,899	1,836	1,907
Earnings per diluted common share
Income from continuing operations	$0.87	$0.75	$1.88	$1.30
Income (loss) from discontinued operations	—	—	(0.01)	—
Earnings per diluted common share	$0.87	$0.75	$1.87	$1.30
Weighted average antidilutive RSUs and stock options (excluded from the computation of diluted EPS)[1]	—	14	—	15

89	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

1.

Restricted stock units (“RSUs”) that are considered participating securities are treated as a separate class of securities in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted EPS computations.

16. Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Interest income[1]
Investment securities	$304	$237	$630	$473
Loans	798	680	1,546	1,327
Interest bearing deposits with banks	67	52	122	105
Securities purchased under agreements to resell and Securities borrowed[2]	29	(120)	10	(198)
Trading assets, net of Trading liabilities[3]	491	526	955	1,109
Customer receivables and Other[4]	417	292	808	598
Total interest income	$2,106	$1,667	$4,071	$3,414

Interest expense[1]
Deposits	$14	$15	$25	$37
Short-term and Long-term borrowings	1,067	851	2,088	1,818
Securities sold under agreements to repurchase and Securities loaned[5]	339	259	587	513
Customer payables and Other[6]	(65)	(371)	(151)	(766)
Total interest expense	$1,355	$754	$2,549	$1,602
Net interest	$751	$913	$1,522	$1,812

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

Components of the Net Periodic Benefit Expense (Income) for Pension and Other Postretirement Plans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Service cost, benefits earned during the period	$4	$4	$8	$8
Interest cost on projected benefit obligation	38	39	75	77
Expected return on plan assets	(29)	(30)	(58)	(60)
Net amortization of prior service credit	(4)	(5)	(8)	(9)
Net amortization of actuarial loss	4	3	8	6
Net periodic benefit expense (income)	$13	$11	$25	$22

18. Income Taxes

The Firm is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (“U.K.”), and in states in which it has significant business operations, such as New York. The Firm is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2009-2012 and 2007-2014, respectively. The Firm believes that the resolution of these tax matters will not have a material effect on the annual consolidated financial statements, although a resolution could have a material impact on the consolidated income statements and effective tax rate for any period in which such resolution occurs.

In April 2016, the Firm received a notification from the IRS that the Congressional Joint Committee on Taxation approved the final report of an Appeals Office review of matters from tax years 1999-2005, and the Revenue Agent’s Report reflecting agreed closure of the 2006-2008 tax years. In March 2017, the Firm filed claims with the IRS to contest certain items, associated with tax years 1999-2005, the resolution of which is not expected to have a material impact on the annual consolidated financial statements or effective tax rate.

During 2017, the Firm expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the annual consolidated financial statements or effective tax rate.

The Firm has established a liability for unrecognized tax benefits that it believes is adequate in relation to the potential for additional assessments. Once established, the Firm adjusts liabilities for unrecognized tax benefits only when new information is available or when an event occurs necessitating a change.

June 2017 Form 10-Q	90

Notes to Consolidated Financial Statements (Unaudited)

The Firm expects to receive new information related to a multi-year IRS field audit examination that may prompt a decrease in the Firm’s recorded unrecognized tax benefits over the next 12 months. The potential change in unrecognized tax benefits is not expected to have a material impact on the Firm’s annual consolidated financial statements or effective tax rate, although it could have a material impact on the Firm’s consolidated income statements and effective tax rate for the period in which such development occurs.

See Note 11 regarding the Dutch Tax Authority’s challenge, in the Dutch Tax Tribunal in Amsterdam (matters styled Case number 15/3637 and Case number 15/4353), of the Firm’s entitlement to certain withholding tax credits which may impact the balance of unrecognized tax benefits.

19. Segment and Geographic Information

Segment Information

For a discussion about the Firm’s business segments, see Note 21 to the consolidated financial statements in the 2016 Form 10-K.

Selected Financial Information by Business Segment

	Three Months Ended June 30, 2017
$ in millions	IS1	WM	IM2	I/E	Total
Total non-interest revenues[3]	$5,020	$3,142	$665	$(75)	$8,752
Interest income	1,243	1,114	1	(252)	2,106
Interest expense	1,501	105	1	(252)	1,355
Net interest	(258)	1,009	—	—	751
Net revenues	$4,762	$4,151	$665	$(75)	$9,503
Income from continuing operations before income taxes	$1,443	$1,057	$142	$—	$2,642
Provision for income taxes	413	392	41	—	846
Income from continuing operations	1,030	665	101	—	1,796
Income (loss) from discontinued operations, net of income taxes	(5)	—	—	—	(5)
Net income	1,025	665	101	—	1,791
Net income applicable to noncontrolling interests	33	—	1	—	34
Net income applicable to Morgan Stanley	$992	$665	$100	$—	$1,757

	Three Months Ended June 30, 2016
$ in millions	IS4	WM4	IM2	I/E	Total
Total non-interest revenues[3]	$4,496	$2,982	$581	$(63)	$7,996
Interest income	966	920	3	(222)	1,667
Interest expense	884	91	1	(222)	754
Net interest	82	829	2	—	913
Net revenues	$4,578	$3,811	$583	$(63)	$8,909
Income from continuing operations before income taxes	$1,506	$859	$118	$—	$2,483
Provision for income taxes	453	343	37	—	833
Income from continuing operations	1,053	516	81	—	1,650
Income (loss) from discontinued operations, net of income taxes	(4)	—	—	—	(4)
Net income	1,049	516	81	—	1,646
Net income applicable to noncontrolling interests	61	—	3	—	64
Net income applicable to Morgan Stanley	$988	$516	$78	$—	$1,582

	Six Months Ended June 30, 2017
$ in millions	IS1	WM	IM2	I/E	Total
Total non-interest revenues[3]	$10,399	$6,206	$1,273	$(152)	$17,726
Interest income	2,367	2,193	2	(491)	4,071
Interest expense	2,852	190	1	(494)	2,549
Net interest	(485)	2,003	1	3	1,522
Net revenues	$9,914	$8,209	$1,274	$(149)	$19,248
Income from continuing operations before income taxes	$3,173	$2,030	$245	$2	$5,450
Provision for income taxes	872	718	71	—	1,661
Income from continuing operations	2,301	1,312	174	2	3,789
Income (loss) from discontinued operations, net of income taxes	(27)	—	—	—	(27)
Net income	2,274	1,312	174	2	3,762
Net income applicable to noncontrolling interests	68	—	7	—	75
Net income applicable to Morgan Stanley	$2,206	$1,312	$167	$2	$3,687

	Six Months Ended June 30, 2016
$ in millions	IS4	WM4	IM2	I/E	Total
Total non-interest revenues[3]	$8,141	$5,819	$1,059	$(130)	$14,889
Interest income	2,019	1,834	4	(443)	3,414
Interest expense	1,868	174	3	(443)	1,602
Net interest	151	1,660	1	—	1,812
Net revenues	$8,292	$7,479	$1,060	$(130)	$16,701
Income from continuing operations before income taxes	$2,414	$1,645	$162	$—	$4,221
Provision for income taxes	728	636	47	—	1,411
Income from continuing operations	1,686	1,009	115	—	2,810
Income (loss) from discontinued operations, net of income taxes	(7)	—	—	—	(7)
Net income	1,679	1,009	115	—	2,803
Net income (loss) applicable to noncontrolling interests	100	—	(13)	—	87
Net income applicable to Morgan Stanley	$1,579	$1,009	$128	$—	$2,716

IS—Institutional Securities

WM—Wealth Management

IM—Investment Management

I/E—Intersegment eliminations

91	June 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

1.

In the current quarter, the Firm recorded a provision of $86 million for potential additional value-added tax, interest and penalties in relation to certain intercompany service activities provided to our U.K. Group.

2.

The Firm waives a portion of its fees from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940. These fee waivers resulted in a reduction of fees of approximately $23 million and $12 million for the current quarter and prior year quarter, respectively, and $45 million and $35 million for the current year period and prior year period, respectively.

3.

In certain management fee arrangements, the Firm is entitled to receive performance-based fees (also referred to as incentive fees and includes carried interest) when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fee revenues are accrued (or reversed) quarterly based on measuring account/fund performance to date versus the performance benchmark stated in the investment management agreement. The Firm’s portion of net unrealized cumulative performance-based fees (for which the Firm is not obligated to pay compensation) at risk of reversing if fund performance falls below stated investment management agreement benchmarks was approximately $469 million and $397 million at June 30, 2017 and December 31, 2016, respectively. See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

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

Total Assets by Business Segment

$ in millions	At June 30, 2017	At December 31, 2016
Institutional Securities	$665,603	$629,149
Wealth Management	170,735	181,135
Investment Management	4,678	4,665
Total[1]	$841,016	$814,949

1.	Corporate assets have been fully allocated to the business segments.

Geographic Information

For a discussion about the Firm’s geographic net revenues, see Note 21 to the consolidated financial statements in the 2016 Form 10-K.

Net Revenues by Region

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2017	2016	2017	2016
Americas	$6,746	$6,538	$13,834	$12,290
EMEA	1,606	1,312	3,095	2,441
Asia-Pacific	1,151	1,059	2,319	1,970
Net revenues	$9,503	$8,909	$19,248	$16,701

20. Subsequent Events

The Firm has evaluated subsequent events for adjustment to or disclosure in the consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these consolidated financial statements or the notes thereto.

June 2017 Form 10-Q	92

Financial Data Supplement (Unaudited) Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30,
	2017			2016
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets[1]
Investment securities[2]	$74,855	$304	1.6%	$78,233	$237	1.2%
Loans[2]	96,230	798	3.3	89,344	680	3.1
Interest bearing deposits with banks[2]	19,555	67	1.4	29,250	52	0.7
Securities purchased under agreements to resell and Securities borrowed3:
U.S.	129,845	140	0.4	157,223	(64)	(0.2)
Non-U.S.	90,200	(111)	(0.5)	82,863	(56)	(0.3)
Trading assets, net of Trading liabilities4:
U.S.	60,963	476	3.1	49,914	459	3.7
Non-U.S.	3,409	15	1.8	12,447	67	2.2
Customer receivables and Other5:
U.S.	48,330	292	2.4	46,144	233	2.0
Non-U.S.	25,863	125	1.9	21,655	59	1.1
Total	$549,250	$2,106	1.5%	$567,073	$1,667	1.2%
Interest bearing liabilities[1]
Deposits[2]	$146,982	$14	—%	$154,835	$15	—%
Short-term and Long-term borrowings[2,6]	180,918	1,067	2.4	164,061	851	2.1
Securities sold under agreements to repurchase and Securities loaned7:
U.S.	35,066	245	2.8	31,412	141	1.8
Non-U.S.	36,974	94	1.0	31,729	118	1.5
Customer payables and Other8:
U.S.	130,814	(98)	(0.3)	126,988	(335)	(1.1)
Non-U.S.	64,135	33	0.2	65,603	(36)	(0.2)
Total	$594,889	$1,355	0.9	$574,628	$754	0.5
Net interest income and net interest rate spread		$751	0.6%		$913	0.7%

93	June 2017 Form 10-Q

Financial Data Supplement (Unaudited) Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30,
	2017			2016
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets[1]
Investment securities[2]	$77,758	$630	1.6%	$76,999	$473	1.2%
Loans[2]	95,799	1,546	3.3	87,979	1,327	3.0
Interest bearing deposits with banks[2]	19,928	122	1.2	30,514	105	0.7
Securities purchased under agreements to resell and Securities borrowed3:
U.S.	128,775	216	0.3	154,488	(126)	(0.2)
Non-U.S.	92,354	(206)	(0.4)	84,499	(72)	(0.2)
Trading assets, net of Trading liabilities4:
U.S.	58,390	922	3.2	48,827	957	4.0
Non-U.S.	2,630	33	2.5	13,386	152	2.3
Customer receivables and Other5:
U.S.	48,173	586	2.5	47,400	468	2.0
Non-U.S.	25,664	222	1.7	22,092	130	1.2
Total	$549,471	$4,071	1.5%	$566,184	$3,414	1.2%
Interest bearing liabilities[1]
Deposits[2]	$150,309	$25	—%	$156,893	$37	—%
Short-term and Long-term borrowings[2,6]	175,937	2,088	2.4	162,059	1,818	2.3
Securities sold under agreements to repurchase and Securities loaned7:
U.S.	35,199	417	2.4	31,635	271	1.7
Non-U.S.	37,654	170	0.9	28,144	242	1.7
Customer payables and Other8:
U.S.	130,836	(183)	(0.3)	125,943	(704)	(1.1)
Non-U.S.	60,160	32	0.1	65,055	(62)	(0.2)
Total	$590,095	$2,549	0.9	$569,729	$1,602	0.6
Net interest income and net interest rate spread		$1,522	0.6%		$1,812	0.6%

1.	Certain revisions have been made to prior periods to conform to the current presentation.
2.	Amounts include primarily U.S. balances.
3.	Includes fees paid on Securities borrowed.
4.	Trading assets, net of Trading liabilities exclude non-interest earning assets and non-interest bearing liabilities, such as equity securities.
5.	Includes interest from customer receivables and cash deposited with clearing organizations or segregated under federal and other regulations or requirements.
6.

The Firm also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 3 to the consolidated financial statements).

7.	Includes fees received on Securities loaned.
8.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

June 2017 Form 10-Q	94

Financial Data Supplement (Unaudited) Rate/Volume Analysis

Effect of Volume and Rate Changes on Net Interest Income

	Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016			Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
$ in millions	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets
Investment securities	$(10)	$77	$67	$5	$152	$157
Loans	52	66	118	118	101	219
Interest bearing deposits with banks	(17)	32	15	(37)	54	17
Securities purchased under agreements to resell and Securities borrowed:
U.S.	11	193	204	20	322	342
Non-U.S.	(5)	(50)	(55)	(7)	(127)	(134)
Trading assets, net of Trading liabilities:
U.S.	101	(84)	17	186	(221)	(35)
Non-U.S.	(49)	(3)	(52)	(122)	3	(119)
Customer receivables and Other:
U.S.	11	48	59	8	110	118
Non-U.S.	11	55	66	21	71	92
Change in interest income	$105	$334	$439	$192	$465	$657
Interest bearing liabilities
Deposits	$(1)	$—	$(1)	$(2)	$(10)	$(12)
Short-term and Long-term borrowings	88	128	216	156	114	270
Securities sold under agreements to repurchase and Securities loaned:
U.S.	16	88	104	31	115	146
Non-U.S.	19	(43)	(24)	82	(154)	(72)
Customer payables and Other:
U.S.	(10)	247	237	(26)	547	521
Non-U.S.	1	68	69	5	89	94
Change in interest expense	$113	$488	$601	$246	$701	$947
Change in net interest income	$(8)	$(154)	$(162)	$(54)	$(236)	$(290)

95	June 2017 Form 10-Q

Other Information

Legal Proceedings

The following new matters and developments have occurred since previously reporting certain matters in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”) and the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (the “First Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K and Part II, Item 1 of the First Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matters

On April 13, 2017, the Appellate Division, First Department, denied plaintiff’s motion for leave to appeal to the New York Court of Appeals in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 (MSAC 2007-NC1) v. Morgan Stanley ABS Capital I Inc.

On April 13, 2017, the Appellate Division, First Department, denied plaintiff’s motion for leave to appeal to the New York Court of Appeals in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 (MSAC 2007-NC3) v. Morgan Stanley ABS Capital I Inc.

On April 21, 2017 the parties to Morgan Stanley Mortgage Loan Trust 2006-13ARX v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. reached an agreement in principle to settle the litigation.

On May 8, 2017, the Firm moved for summary judgment in Deutsche Bank National Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC.

On May 12, 2017, plaintiff filed a notice of appeal of the decision and order by the Supreme Court of the State of New York, which granted the Firm’s motion to dismiss the amended complaint in Royal Park Investments SA/NV v. Morgan Stanley et al.

On May 30, 2017, the parties in Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and Morgan Stanley Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. reached an agreement in principle to settle the litigation.

On June 20, 2017, the Appellate Division, First Department, affirmed the order granting in part and denying in part the Firm’s motion to dismiss in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. On July 28, 2017, the Firm filed a motion for leave to appeal that decision to the New York Court of Appeals.

Following the reversal on appeal of the Court’s order granting defendants’ motion to dismiss on November 17, 2016, on June 15, 2017, plaintiffs in Phoenix Light SF Limited, et al. v. Morgan Stanley, et al. filed a second amended complaint. On July 7, 2017, the court so-ordered a stipulation of partial discontinuance dismissing claims relating to certificates having an original face value of approximately $76 million.

On July 11, 2017, the Appellate Division, First Department, affirmed in part and reversed in part, an order granting in part and denying in part the Firm’s motion to dismiss in Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al.

European Matters

On July 17, 2017, the court in Parma, Italy presiding over the criminal trial against certain present and former employees of the Firm related to the bankruptcy of Parmalat in 2003 issued a decision acquitting the present and former employees of all of the charges pending against them.

On May 31, 2017, Land Salzburg received parliamentary approval for the resolution of all claims in the actions styled Land Salzburg v. Morgan Stanley & Co. International plc and Morgan Stanley Capital Services LLC and Morgan Stanley & Co. International plc v. Land Salzburg.

On July 3, 2017, the Firm was informed that the public prosecutor for the Court of Accounts for the Republic of Italy filed a claim against the Firm styled Case No. 2012/00406/MNV, which is pending in the Regional Prosecutor’s Office at the Judicial Section of the Court of Auditors for Lazio, Italy. The claim relates to certain derivative transactions between the Republic of Italy and the Firm. The transactions were originally entered into between 1999 and 2005, and were terminated in December 2011 and January 2012. The claim alleges, inter alia, that the Firm was acting as an agent of the Republic of Italy, that the derivative transactions were improper and that the termination of the transactions was also improper and asserts claims for damages through an administrative process against the Firm for €2.76 billion. The Firm does not agree with these allegations. A hearing regarding this matter has been scheduled for April 19, 2018.

In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is

June 2017 Form 10-Q	96

challenging in the Dutch Tax Tribunal in Amsterdam the prior set-off by the Firm of approximately €124 million (plus accrued interest) of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. The Firm does not agree with these allegations. A hearing regarding this matter has been scheduled on September 19, 2017.

Other

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants violated United States and

New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rates swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rates swaps from defendants, as well as on behalf of two swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints.

On June 2, 2015, the Firm submitted to the Environmental Protection Agency (“EPA”) a self-disclosure that certain reformulated blendstock the Firm blended and sold during 2013 and 2014 potentially did not meet the applicable volatile organic compound reduction standards of the EPA’s Phase II Reformulated Gasoline standard. On July 7, 2017, the EPA made a settlement demand of approximately $1 million. Further discussions between the parties are ongoing.

97	June 2017 Form 10-Q

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the quarterly period ended June 30, 2017.

Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1, 2017—April 30, 2017)
Share Repurchase Program[2]	1,050,000	$43.04	1,050,000	$455
Employee transactions[3]	1,049,776	$40.86	—	—

Month #2 (May 1, 2017—May 31, 2017)
Share Repurchase Program[2]	5,728,000	$42.89	5,728,000	$209
Employee transactions[3]	82,728	$43.36	—	—

Month #3 (June 1, 2017—June 30, 2017)
Share Repurchase Program[2]	4,765,281	$43.89	4,765,281	$5,000
Employee transactions[3]	29,687	$42.57	—	—

Quarter ended at June 30, 2017
Share Repurchase Program[2]	11,543,281	$43.32	11,543,281	$5,000
Employee transactions[3]	1,162,191	$41.09	—	—

1.

Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.

2.

The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Firm are subject to regulatory approval. On June 28, 2017, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) announced that they did not object to our 2017 capital plan, which included a share repurchase of up to $5.0 billion of the Firm’s outstanding common stock during the period beginning July 1, 2017 through June 30, 2018. During the three months ended June 30, 2017, the Firm repurchased approximately $500 million of the Firm’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Management”.

3.	Includes shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards and the exercise of stock options granted under the Firm’s stock-based compensation plans.

Exhibits

An exhibit index has been filed as part of this Report on page E-1.

June 2017 Form 10-Q	98

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/S/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/S/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer

Date: August 3, 2017

99	June 2017 Form 10-Q

Exhibit Index

Morgan Stanley

Quarter Ended June 30, 2017

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Computation of Earnings to Fixed Charges and Preferred Stock Dividends.

15	Letter of awareness from Deloitte & Touche LLP, dated August 3, 2017, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Income Statements—Three Months and Six Months Ended June 30, 2017 and 2016, (ii) the Consolidated Comprehensive Income Statements—Three Months and Six Months Ended June 30, 2017 and 2016, (iii) the Consolidated Balance Sheets—June 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Changes in Total Equity—Six Months Ended June 30, 2017 and 2016, (v) the Consolidated Cash Flow Statements—Six Months Ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements (unaudited).

E-1