Form 10-Q
period 2017-09-30
MORGAN STANLEY
filed 2017-11-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 1,807,899,161 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2017

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

A description of the clients and principal products and services of each of our business segments is as follows:

Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions, and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing and market-making activities in equity and fixed income products, including prime brokerage services, global macro, credit and commodities products. Lending services include originating and/or purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending, and financing extended to equities and commodities customers and municipalities. Other services include investment and research activities.

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

1	September 2017 Form 10-Q

Management’s Discussion and Analysis

Executive Summary

Overview of Financial Results

Consolidated Results

Net Revenues

($ in millions)

Net Income Applicable to Morgan Stanley

($ in millions)

Earnings per Common Share1

1.	For the calculation of basic and diluted earnings per common share, see Note 15 to the financial statements.

•

We reported net revenues of $9,197 million in the three months ended September 30, 2017 (“current quarter,” or “3Q 2017”), compared with $8,909 million in the three months ended September 30, 2016 (“prior year quarter,” or “3Q 2016”). For the current quarter, net income applicable to Morgan Stanley was $1,781 million, or $0.93 per diluted common share, compared with $1,597 million, or $0.81 per diluted common share, in the prior year quarter.

•

We reported net revenues of $28,445 million in the nine months ended September 30, 2017 (“current year period,” or “YTD 2017”), compared with $25,610 million in the nine months ended September 30, 2016 (“prior year period,” or “YTD 2016”). For the current year period, net income applicable to Morgan Stanley was $5,468 million, or $2.79 per diluted common share, compared with $4,313 million, or $2.11 per diluted common share in the prior year period.

Non-interest Expenses

($ in millions)

•

Compensation and benefits expenses of $4,169 million in the current quarter and $12,887 million in the current year period increased 2% and 9%, respectively, from $4,097 million in the prior year quarter and $11,795 million in the prior year period. The current quarter results primarily reflected increases in the formulaic payout to Wealth Management representatives linked to higher revenues and deferred compensation associated with carried interest in the Investment Management business segment, partially offset by a decrease in discretionary incentive compensation mainly driven by lower revenues in the Institutional Securities business segment. The current year period results primarily reflected increases in the fair value of investments to which certain deferred compensation plans are referenced, discretionary incentive compensation mainly driven by higher revenues, the formulaic payout to

September 2017 Form 10-Q	2

Management’s Discussion and Analysis

Wealth Management representatives linked to higher revenues, and deferred compensation associated with carried interest.

•

Non-compensation expenses were $2,546 million in the current quarter and $7,626 million in the current year period compared with $2,431 million in the prior year quarter and $7,213 million in the prior year period, representing a 5% and a 6% increase, respectively. These increases were primarily as a result of higher volume-driven expenses. In addition, non-compensation expenses increased in the current year period due to a provision related to a United Kingdom (“U.K.”) indirect tax (i.e. value-added tax or “VAT”) matter and higher litigation costs. For further discussion of the U.K. VAT matter, see “Institutional Securities—Investments, Other Revenues, Non-interest Expenses and Other Items—Other Items” herein.

Expense Efficiency Ratio

•

The expense efficiency ratio was 73.0% in the current quarter and 72.1% in the current year period. The expense efficiency ratio was 73.3% in the prior year quarter and 74.2% in the prior year period (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

Return on Average Common Equity

•

The annualized return on average common equity (“ROE”) was 9.6% in the current quarter and 9.8% in the current year period. The annualized ROE was 8.7% in the prior year quarter and 7.7% in the prior year period (see “Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information” herein).

Business Segment Results

Net Revenues by Segment1, 2

($ in millions)

3	September 2017 Form 10-Q

Management’s Discussion and Analysis

Net Income Applicable to Morgan Stanley by Segment1, 3

($ in millions)

1.	The percentages in the charts represent the contribution of each business segment to the total. Amounts do not necessarily total to 100% due to intersegment eliminations, where applicable.
2.

The total amount of Net Revenues by Segment also includes intersegment eliminations of $(74) million and $(77) million in the current quarter and prior year quarter, respectively, and $(223) million and $(207) million in the current year period and prior year period, respectively.

3.	The total amount of Net Income Applicable to Morgan Stanley by Segment also includes intersegment eliminations of $(4) million in the current quarter and $(2) million in the current year period.

•

Institutional Securities net revenues of $4,376 million in the current quarter and $14,290 million in the current year period decreased 4% from the prior year quarter and increased 11% from the prior year period. The current quarter results primarily reflected lower revenues from fixed income sales and trading, partially offset by higher underwriting and advisory revenues. The current year period results primarily reflected higher revenues from underwriting and fixed income sales and trading.

•

Wealth Management net revenues of $4,220 million in the current quarter and $12,429 million in the current year period increased 9% both from the prior year quarter and the prior year period. The current quarter and the current year period results reflected growth in asset management fee revenues and Net interest income.

•

Investment Management net revenues of $675 million in the current quarter and $1,949 million in the current year period increased 22% from the prior year quarter and increased 21% from the prior year period. The current quarter and the current year period results primarily reflected higher carried interest and investment gains and growth in asset management fee revenues.

Net Revenues by Region1

($ in millions)

EMEA—Europe, Middle East and Africa

1.	For a discussion of how the geographic breakdown for net revenues is determined, see Note 21 to the consolidated financial statements in the 2016 Form 10-K.

September 2017 Form 10-Q	4

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Income from continuing operations applicable to Morgan Stanley	$1,775	$1,589	$5,489	$4,312
Income (loss) from discontinued operations applicable to Morgan Stanley	6	8	(21)	1
Net income applicable to Morgan Stanley	1,781	1,597	5,468	4,313
Preferred stock dividends and other	93	79	353	314
Earnings applicable to Morgan Stanley common shareholders	$1,688	$1,518	$5,115	$3,999
Effective income tax rate from continuing operations	28.1%	31.5%	29.7%	32.7%

	At September 30, 2017	At December 31, 2016
Capital ratios
Common Equity Tier 1 capital ratio[1]	16.9%	16.9%
Tier 1 capital ratio[1]	19.3%	19.0%
Total capital ratio[1]	22.2%	22.0%
Tier 1 leverage ratio	8.4%	8.4%

1.

At September 30, 2017, our capital ratios are based on the Standardized Approach transitional rules. At December 31, 2016, our capital ratios were based on the Advanced Approach transitional rules. For a discussion of our regulatory capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

in millions, except per share and employee data	At September 30, 2017	At December 31, 2016
Loans[1]	$104,431	$94,248
Total assets	$853,693	$814,949
Global Liquidity Reserve[2]	$189,966	$202,297
Deposits	$154,639	$155,863
Long-term borrowings	$191,677	$164,775
Common shareholders’ equity	$70,458	$68,530
Common shares outstanding	1,812	1,852
Book value per common share[3]	$38.87	$36.99
Worldwide employees	57,702	55,311

1.

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 7 to the financial statements).

2.

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

Selected Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Information

We prepare our financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”). From time to time, we may disclose certain “non-GAAP financial measures” in this document, or in the course of our earnings releases, earnings and other conference calls, financial presentations, Definitive Proxy Statement and otherwise. A “non-GAAP financial measure” excludes, or includes, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We consider the non-GAAP financial measures we disclose to be useful to us, investors and analysts by providing further transparency about, or an alternate means of assessing, our financial condition, operating results, prospective regulatory capital requirements, or capital adequacy. These measures are not in accordance with, or a substitute for, U.S. GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever we refer to a non-GAAP financial measure, we will also generally define it or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the U.S. GAAP financial measure and the non-GAAP financial measure.

The principal non-GAAP financial measures presented in this document are set forth below.

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions, except per share data	2017	2016	2017	2016
Net income applicable to Morgan Stanley
U.S. GAAP	$1,781	$1,597	$5,468	$4,313
Impact of discrete tax provision[1]	(83)	—	(65)	—
Net income applicable to Morgan Stanley, excluding discrete tax provision—non-GAAP	$1,698	$1,597	$5,403	$4,313
Earnings per diluted common share
U.S. GAAP	$0.93	$0.81	$2.79	$2.11
Impact of discrete tax provision[1]	(0.05)	—	(0.03)	—
Earnings per diluted common share, excluding discrete tax provision—non-GAAP	$0.88	$0.81	$2.76	$2.11
Effective income tax rate
U.S. GAAP	28.1%	31.5%	29.7%	32.7%
Impact of discrete tax provision[1]	3.3%	—	0.8%	—
Effective income tax rate from continuing operations, excluding discrete tax provision—non-GAAP	31.4%	31.5%	30.5%	32.7%

5	September 2017 Form 10-Q

Management’s Discussion and Analysis

Tangible Equity

			Monthly Average Balance
			Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	At September 30, 2017	At December 31, 2016	2017	2016	2017	2016
U.S. GAAP
Common equity	$70,458	$68,530	$70,487	$69,531	$69,786	$68,859
Preferred equity	8,520	7,520	8,520	7,520	8,420	7,520
Morgan Stanley shareholders’ equity	78,978	76,050	79,007	77,051	78,206	76,379
Junior subordinated debentures issued to capital trusts	—	—	—	1,427	—	2,278
Less: Goodwill and net intangible assets	(9,079)	(9,296)	(9,120)	(9,368)	(9,192)	(9,447)
Morgan Stanley tangible shareholders’ equity—non-GAAP	$69,899	$66,754	$69,887	$69,110	$69,014	$69,210
U.S. GAAP
Common equity	$70,458	$68,530	$70,487	$69,531	$69,786	$68,859
Less: Goodwill and net intangible assets	(9,079)	(9,296)	(9,120)	(9,368)	(9,192)	(9,447)
Tangible common equity—non-GAAP	$61,379	$59,234	$61,367	$60,163	$60,594	$59,412

Consolidated Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2017	2016	2017	2016
Average common equity[1,2]
Unadjusted	$70.5	$69.5	$69.8	$68.9
Excluding DVA	71.3	69.6	70.4	69.0
Excluding DVA and discrete tax provision (benefit)	71.2	69.6	70.4	69.0
Return on average common equity[1,3,4]
Unadjusted	9.6%	8.7%	9.8%	7.7%
Excluding DVA	9.5%	8.7%	9.7%	7.7%
Excluding DVA and discrete tax provision (benefit)	9.0%	8.7%	9.6%	7.7%
Average tangible common equity[1,2,5]
Unadjusted	$61.4	$60.2	$60.6	$59.4
Excluding DVA	62.1	60.2	61.2	59.5
Excluding DVA and discrete tax provision (benefit)	62.1	60.2	61.3	59.5
Return on average tangible common equity[1,4]
Unadjusted	11.0%	10.1%	11.3%	9.0%
Excluding DVA	10.9%	10.1%	11.1%	9.0%
Excluding DVA and discrete tax provision (benefit)	10.3%	10.1%	11.0%	9.0%

Expense efficiency ratio[6]	73.0%	73.3%	72.1%	74.2%

	At September 30, 2017	At December 31, 2016
Tangible book value per common share[5]	$33.86	$31.98

Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2017	2016	2017	2016
Pre-tax profit margin[7]
Institutional Securities	28%	30%	31%	30%
Wealth Management	27%	23%	25%	22%
Investment Management	19%	18%	19%	16%
Consolidated	27%	27%	28%	26%
Average common equity[8]
Institutional Securities	$40.2	$43.2	$40.2	$43.2
Wealth Management	17.2	15.3	17.2	15.3
Investment Management	2.4	2.8	2.4	2.8
Parent Company	10.7	8.2	10.0	7.6
Consolidated average common equity	$70.5	$69.5	$69.8	$68.9
Return on average common equity[4]
Institutional Securities	8.9%	8.3%	9.6%	7.1%
Wealth Management	15.8%	14.5%	15.0%	13.3%
Investment Management	18.8%	9.3%	15.4%	9.0%
Consolidated	9.6%	8.7%	9.8%	7.7%

DVA—Debt valuation adjustment represents the change in the fair value resulting from fluctuations in our credit spreads and other credit factors related to liabilities carried at fair value under the fair value option, primarily certain Long-term and Short-term borrowings.

1.

Beginning in 2017, with the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting, the income tax consequences related to share-based payments are required to be recognized in Provision for income taxes in the income statements upon the conversion of employee share-based awards, which primarily occur in the first quarter of each year. The impact of the income tax consequences upon conversion of the awards may be either a benefit or a provision and is treated as a discrete item. When excluding discrete tax provision (benefit) above only discrete tax provisions (benefits) other than income tax consequences arising from conversion activity are excluded as we anticipate conversion activity each quarter. See Note 2 to the financial statements for information on the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting. For further information on the discrete tax provision, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

2.

The impact of DVA on average common equity and average tangible common equity was approximately $(775) million and $(62) million in the current quarter and prior year quarter, respectively, and approximately $(652) million and $(118) million in the current year period and prior year period, respectively.

3.	The calculation used in determining the Firm’s “ROE Target” is return on average common equity excluding DVA and discrete tax items as set forth above.
4.

Return on average common equity and return on average tangible common equity equal annualized net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity and average tangible common equity, respectively, on a consolidated or business segment basis as indicated. When excluding DVA, it is only excluded from the denominator. When excluding the discrete tax provision (benefit), both the numerator and denominator are adjusted.

5.	Tangible book value per common share equals tangible common equity divided by common shares outstanding.
6.	The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.
7.	Pre-tax profit margin represents income from continuing operations before income taxes as a percentage of net revenues.

September 2017 Form 10-Q	6

Management’s Discussion and Analysis

8.

Average common equity for each business segment is determined at the beginning of each year using our Required Capital framework, an internal capital adequacy measure (see “Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein) and remains fixed throughout the year until the next annual reset.

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

Net Revenues, Compensation Expense and Income Taxes

For discussions of our net revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Net Revenues” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Net Revenues by Segment” in Part II, Item 7 of the 2016 Form 10-K. For a discussion of our compensation expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Compensation Expense” in Part II, Item 7 of the 2016 Form 10-K. For a discussion of income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Income Taxes” in Part II, Item 7 of the 2016 Form 10-K.

7	September 2017 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities

Income Statement Information

	Three Months Ended September 30,
$ in millions	2017	2016	% Change
Revenues
Investment banking	$1,270	$1,104	15%
Trading	2,504	2,393	5%
Investments	52	36	44%
Commissions and fees	561	592	(5)%
Asset management, distribution and administration fees	88	68	29%
Other	143	243	(41)%
Total non-interest revenues	4,618	4,436	4%
Interest income	1,421	980	45%
Interest expense	1,663	863	93%
Net interest	(242)	117	N/M
Net revenues	4,376	4,553	(4)%
Compensation and benefits	1,532	1,657	(8)%
Non-compensation expenses	1,608	1,513	6%
Total non-interest expenses	3,140	3,170	(1)%
Income from continuing operations before income taxes	1,236	1,383	(11)%
Provision for income taxes	260	381	(32)%
Income from continuing operations	976	1,002	(3)%
Income (loss) from discontinued operations, net of income taxes	6	8	(25)%
Net income	982	1,010	(3)%
Net income applicable to noncontrolling interests	9	44	(80)%
Net income applicable to Morgan Stanley	$973	$966	1%

	Nine Months Ended September 30,
$ in millions	2017	2016	% Change
Revenues
Investment banking	$4,100	$3,202	28%
Trading	8,241	6,782	22%
Investments	155	144	8%
Commissions and fees	1,811	1,854	(2)%
Asset management, distribution and administration fees	268	210	28%
Other	442	385	15%
Total non-interest revenues	15,017	12,577	19%
Interest income	3,788	2,999	26%
Interest expense	4,515	2,731	65%
Net interest	(727)	268	N/M
Net revenues	14,290	12,845	11%
Compensation and benefits	5,069	4,664	9%
Non-compensation expenses	4,812	4,384	10%
Total non-interest expenses	9,881	9,048	9%
Income from continuing operations before income taxes	4,409	3,797	16%
Provision for income taxes	1,132	1,109	2%
Income from continuing operations	3,277	2,688	22%
Income (loss) from discontinued operations, net of income taxes	(21)	1	N/M
Net income	3,256	2,689	21%
Net income applicable to noncontrolling interests	77	144	(47)%
Net income applicable to Morgan Stanley	$3,179	$2,545	25%

N/M—Not Meaningful

September 2017 Form 10-Q	8

Management’s Discussion and Analysis

Investment Banking

Investment Banking Revenues

	Three Months Ended September 30,
$ in millions	2017	2016	% Change
Advisory	$555	$504	10%
Underwriting:
Equity	273	236	16%
Fixed income	442	364	21%
Total underwriting	715	600	19%
Total investment banking	$1,270	$1,104	15%

	Nine Months Ended September 30,
$ in millions	2017	2016	% Change
Advisory	$1,555	$1,592	(2)%
Underwriting:
Equity	1,068	662	61%
Fixed income	1,477	948	56%
Total underwriting	2,545	1,610	58%
Total investment banking	$4,100	$3,202	28%

Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2017	2016	2017	2016
Completed mergers and acquisitions[1]	$229	$190	$585	$728
Equity and equity- related offerings[2,3]	16	13	46	34
Fixed income offerings[2,4]	60	72	201	185

Source: Thomson Reuters, data at October 2, 2017. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

1.	Amounts include transactions of $100 million or more. Completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction.
2.	Equity and equity-related offerings and fixed income offerings are based on full credit for single book managers and equal credit for joint book managers.
3.	Amounts include Rule 144A issuances and registered public offerings of common stock and convertible securities and rights offerings.
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

Investment banking revenues of $1,270 million in the current quarter and $4,100 million in the current year period increased 15% and 28% from the comparable prior year periods. The increase in the current quarter reflected both higher underwriting and advisory revenues. The increase in the current year period was due to higher underwriting revenues.

•

Advisory revenues increased in the current quarter reflecting the higher volumes of completed merger, acquisition and restructuring transactions (“M&A”) (see Investment Banking Volumes table). Advisory revenues decreased in the current year period reflecting the lower volumes of completed M&A, partially offset by the positive impact of higher fee realizations.

•

Equity underwriting revenues increased in the current quarter and current year period as a result of higher global market volumes in both follow-on and initial public offerings (see Investment Banking Volumes table). In the current year period, equity underwriting revenues also increased as a result of higher levels of deal activity. Fixed income underwriting revenues increased in the current quarter primarily due to higher non-investment grade bond fees and loan fees. Fixed income underwriting revenues increased in the current year period primarily due to higher bond fees and non-investment grade loan fees.

Sales and Trading Net Revenues

By Income Statement Line Item

	Three Months Ended September 30,
$ in millions	2017	2016	% Change
Trading	$2,504	$2,393	5%
Commissions and fees	561	592	(5)%
Asset management, distribution and administration fees	88	68	29%
Net interest	(242)	117	N/M
Total	$2,911	$3,170	(8)%

	Nine Months Ended September 30,
$ in millions	2017	2016	% Change
Trading	$8,241	$6,782	22%
Commissions and fees	1,811	1,854	(2)%
Asset management, distribution and administration fees	268	210	28%
Net interest	(727)	268	N/M
Total	$9,593	$9,114	5%

N/M—Not Meaningful

9	September 2017 Form 10-Q

Management’s Discussion and Analysis

By Business

	Three Months Ended September 30,
$ in millions	2017	2016	% Change
Equity	$1,891	$1,883	—%
Fixed income	1,167	1,479	(21)%
Other	(147)	(192)	23%
Total	$2,911	$3,170	(8)%

	Nine Months Ended September 30,
$ in millions	2017	2016	% Change
Equity	$6,062	$6,084	—%
Fixed income	4,120	3,649	13%
Other	(589)	(619)	5%
Total	$9,593	$9,114	5%

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

Sales and Trading Net Revenues—Equity and Fixed Income

	Three Months Ended September 30, 2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$1,029	$92	$(206)	$915
Execution services	540	495	(59)	976
Total Equity	$1,569	$587	$(265)	$1,891
Total Fixed income	$1,073	$65	$29	$1,167

	Three Months Ended September 30, 2016
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$872	$83	$(110)	$845
Execution services	536	541	(39)	1,038
Total Equity	$1,408	$624	$(149)	$1,883
Total Fixed income	$1,209	$38	$232	$1,479

	Nine Months Ended September 30, 2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$3,126	$269	$(621)	$2,774
Execution services	1,805	1,643	(160)	3,288
Total Equity	$4,931	$1,912	$(781)	$6,062
Total Fixed income	$3,785	$167	$168	$4,120

	Nine Months Ended September 30, 2016
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$2,797	$259	$(152)	$2,904
Execution services	1,621	1,690	(131)	3,180
Total Equity	$4,418	$1,949	$(283)	$6,084
Total Fixed income	$2,782	$115	$752	$3,649

1.	Includes Commissions and fees and Asset management, distribution and administration fees.
2.	Funding costs are allocated to the businesses based on funding usage and are included in Net interest.

September 2017 Form 10-Q	10

Management’s Discussion and Analysis

We manage each of the sales and trading businesses based on its aggregate net revenues, which are comprised of the income statement line items quantified in the previous table. Trading revenues are affected by a variety of market dynamics, including volumes, bid-offer spreads, and inventory prices, as well as impacts from hedging activity, which are interrelated. We provide qualitative commentary in the discussion of results that follow on the key drivers of period over period variances, as the quantitative impact of the various market dynamics typically cannot be disaggregated.

For additional information on total Trading revenues, see the table “Trading Revenues by Product Type” in Note 4 to the financial statements.

Sales and Trading Net Revenues during the Current Quarter

Equity

Equity sales and trading net revenues of $1,891 million in the current quarter were relatively unchanged from the prior year quarter, reflecting higher results in our financing business, offset by lower results in execution services.

•

Financing revenues increased 8% from the prior year quarter due to higher client activity in equity swaps reflected in Trading revenues, partially offset by lower Net interest revenues due to a shift in the mix of financing transactions.

•

Execution services decreased 6% from the prior year quarter as reduced market volumes in the United States resulted in lower commissions and fees, while reduced Trading revenues from derivative products were offset by increased Trading revenues from cash equity products.

Fixed Income

Fixed income net revenues of $1,167 million in the current quarter were 21% lower than the prior year quarter, primarily driven by lower results in credit and global macro products.

•

Credit products decreased due to tighter corporate credit spreads and lower volatility compared with the prior year quarter, which impacted Trading revenues. In addition, Net interest revenues decreased due to a lower level of interest realized in securitized products in the current quarter.

•

Global macro products decreased due to lower market and interest rate volatility, which reduced Trading revenues. In addition, Net interest revenues decreased due to the effect of interest rate products inventory management.

•	Commodities products and Other remained relatively unchanged from the prior year quarter.

Sales and Trading Net Revenues during the Current Year Period

Equity

Equity sales and trading net revenues of $6,062 million in the current year period were relatively unchanged from the prior year period, reflecting lower results in our financing business, offset by higher results in execution services.

•

Financing revenues decreased 4% from the prior year period as Net interest revenues declined from higher net interest costs, reflecting increased liquidity requirements and a shift in the mix of financing transactions, partially offset by higher client activity in equity swaps reflected in Trading revenues.

•

Execution services increased 3% from the prior year period primarily due to improved results in cash equity inventory management reflected in Trading revenues, partially offset by lower commissions and fees driven by reduced market volumes in the United States.

Fixed Income

Fixed income net revenues of $4,120 million in the current year period were 13% higher than the prior year period, driven by higher results across all three product areas.

•

Credit products increased due to the absence of inventory losses driven by a widening spread environment in the prior year period, which increased Trading revenues. This was partially offset by a lower level of interest realized in securitized products in the current year period, which reduced Net interest revenues.

•

Global macro products increased due to increased Trading revenues in foreign exchange driven by market volatility, and structured interest rate products driven by higher client activity. This was partially offset by higher interest costs impacting Net interest revenues in the current year period which resulted from interest rate products inventory management.

•	Commodities products and Other increased due to improved metals trading, commodities lending results and the absence of losses from counterparty risk management incurred in the prior year period.

Investments, Other Revenues, Non-interest Expenses and Other Items

Investments

•

Net investment gains of $52 million in the current quarter increased from the prior year quarter primarily as a result of higher gains on real estate investments, partially offset by lower gains on equities business related investments.

11	September 2017 Form 10-Q

Management’s Discussion and Analysis

•

Net investment gains of $155 million in the current year period increased from the prior year period primarily reflecting gains on investments associated with our compensation plans in the current year period compared with losses in the prior year period and higher gains on real estate investments, partially offset by lower gains on equities business related investments.

Other

•

Other revenues of $143 million in the current quarter decreased from the prior year quarter primarily reflecting lower mark-to-market gains on loans held for sale. Other revenues of $442 million in the current year period increased from the prior year period primarily reflecting a decrease in the provision on loans held for investment.

Non-interest Expenses

Non-interest expenses of $3,140 million in the current quarter were relatively unchanged from the prior year quarter primarily reflecting an 8% decrease in Compensation and benefits expenses and a 6% increase in Non-compensation expenses. Non-interest expenses of $9,881 million in the current year period increased from the prior year period reflecting a 9% increase in Compensation and benefits expenses and a 10% increase in Non-compensation expenses.

•	Compensation and benefits expenses decreased in the current quarter primarily due to decreases in discretionary incentive compensation driven mainly by lower revenues,

and lower amortization of deferred cash and equity awards. Compensation and benefits expenses increased in the current year period primarily due to increases in discretionary incentive compensation driven mainly by higher revenues and the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses increased in the current quarter and current year period primarily due to higher volume-driven expenses and litigation costs. In addition to higher volume-driven expenses and litigation costs, non-compensation expenses increased in the current year period due to a provision related to the U.K. VAT matter (see Other Items below).

Other Items

During the second quarter, the Firm self-identified an issue regarding VAT on intercompany services provided by certain overseas affiliates to our U.K. group. The Firm is reviewing the reporting of U.K. VAT as the focus and nature of services shifted among geographic locations. In the current year period, we have recorded a provision of $86 million that incorporates potential additional VAT, interest and penalties for this exposure. We are actively working with Her Majesty’s Revenue and Customs to resolve this matter. The provision reflected is based on currently available information and analyses, and our review of this matter is continuing.

September 2017 Form 10-Q	12

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended September 30,
$ in millions	2017	2016	% Change
Revenues
Investment banking	$125	$129	(3)%
Trading	212	229	(7)%
Investments	1	—	N/M
Commissions and fees	402	433	(7)%
Asset management, distribution and administration fees	2,393	2,133	12%
Other	62	72	(14)%
Total non-interest revenues	3,195	2,996	7%
Interest income	1,155	979	18%
Interest expense	130	94	38%
Net interest	1,025	885	16%
Net revenues	4,220	3,881	9%
Compensation and benefits	2,326	2,203	6%
Non-compensation expenses	775	777	—%
Total non-interest expenses	3,101	2,980	4%
Income from continuing operations before income taxes	1,119	901	24%
Provision for income taxes	421	337	25%
Net income applicable to Morgan Stanley	$698	$564	24%

	Nine Months Ended September 30,
$ in millions	2017	2016[1]	% Change
Revenues
Investment banking	$405	$373	9%
Trading	657	675	(3)%
Investments	3	(2)	N/M
Commissions and fees	1,266	1,268	—%
Asset management, distribution and administration fees	6,879	6,269	10%
Other	191	232	(18)%
Total non-interest revenues	9,401	8,815	7%
Interest income	3,348	2,813	19%
Interest expense	320	268	19%
Net interest	3,028	2,545	19%
Net revenues	12,429	11,360	9%
Compensation and benefits	6,940	6,443	8%
Non-compensation expenses	2,340	2,371	(1)%
Total non-interest expenses	9,280	8,814	5%
Income from continuing operations before income taxes	3,149	2,546	24%
Provision for income taxes	1,139	973	17%
Net income applicable to Morgan Stanley	$2,010	$1,573	28%

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

Financial Information and Statistical Data

$ in billions	At September 30, 2017	At December 31, 2016
Client assets	$2,307	$2,103
Fee-based client assets[1]	$1,003	$877
Fee-based client assets as a percentage of total client assets	43%	42%
Client liabilities[2]	$78	$73
Investment securities portfolio	$60.6	$63.9
Loans and lending commitments	$76.2	$68.7
Wealth Management representatives	15,759	15,763

	Three Months Ended September 30,
	2017	2016
Annualized revenues per representative (dollars in thousands)[3]	$1,071	$977
Client assets per representative (dollars in millions)[4]	$146	$132
Fee-based asset flows[5] (dollars in billions)	$15.8	$13.5

	Nine Months Ended September 30,
	2017	2016
Annualized revenues per representative (dollars in thousands)[3]	$1,051	$953
Client assets per representative (dollars in millions)[4]	$146	$132
Fee-based asset flows[5] (dollars in billions)	$54.5	$31.4

1.	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.
3.	Annualized revenues per representative equal Wealth Management’s annualized revenues divided by the average representative headcount.
4.	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
5.	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude institutional cash management-related activity.

13	September 2017 Form 10-Q

Management’s Discussion and Analysis

Net Revenues

Transactional Revenues

	Three Months Ended September 30,
$ in millions	2017	2016	% Change
Investment banking	$125	$129	(3)%
Trading	212	229	(7)%
Commissions and fees	402	433	(7)%
Total	$739	$791	(7)%

	Nine Months Ended September 30,
$ in millions	2017	2016	% Change
Investment banking	$405	$373	9%
Trading	657	675	(3)%
Commissions and fees	1,266	1,268	—%
Total	$2,328	$2,316	1%

Transactional revenues of $739 million in the current quarter decreased 7% from the prior year quarter primarily reflecting lower Commissions and fees and Trading revenues.

Transactional revenues of $2,328 million in the current year period increased 1% from the prior year period primarily reflecting higher revenues in Investment banking revenues, partially offset by decreased Trading revenues.

•

Investment banking revenues were relatively unchanged in the current quarter. The increase in the current year period was due to higher revenues from structured products and equity syndicate activities, partially offset by lower preferred stock syndicate activity.

•

Trading revenues decreased in the current quarter primarily due to lower client activity in fixed income products. In addition to lower client activity, Trading revenues decreased in the current year period due to lower revenues related to the Fixed Income Integration, partially offset by gains related to investments associated with certain employee deferred compensation plans.

•

Commissions and fees decreased in the current quarter primarily due to decreased activity in equities, mutual funds and annuities. Commissions and fees were relatively unchanged in the current year period, with decreased activity in annuities and mutual funds essentially offset by the impact of the Fixed Income Integration.

Asset Management

•

Asset management, distribution and administration fees of $2,393 million in the current quarter and $6,879 million in the current year period increased 12% and 10%, respectively. The increase in both periods is primarily due to market appreciation and net positive flows. See “Fee-Based Client Assets” herein.

Net Interest

•

Net interest of $1,025 million in the current quarter and $3,028 million in the current year period increased 16% and 19%, respectively, primarily due to higher loan balances and higher interest rates, partially offset by higher interest paid on deposits.

Other

•

Other revenues of $62 million in the current quarter and $191 million in the current year period decreased 14% and 18%, respectively, due to lower realized gains from the available for sale (“AFS”) securities portfolio.

Non-interest Expenses

Non-interest expenses of $3,101 million in the current quarter and $9,280 million in the current year period increased 4% and 5%, respectively, as a result of the increase in Compensation and benefits expenses.

•

Compensation and benefits expenses increased in the current quarter primarily due to the formulaic payout to Wealth Management representatives linked to higher revenues. In addition to the higher formulaic payout, Compensation and benefits expenses increased in the current year period due to increases in the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses were relatively unchanged in the current quarter. Non-compensation expenses decreased in the current year period primarily due to lower litigation and information processing costs, partially offset by higher deposit insurance expense and higher consulting fees related to strategic initiatives.

Fee-Based Client Assets

For a description of fee-based client assets, including descriptions for the fee based client asset types and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets Activity and Average Fee Rate by Account Type” in Part II, Item 7 of the 2016 Form 10-K.

September 2017 Form 10-Q	14

Management’s Discussion and Analysis

Fee-Based Client Assets Rollforward

$ in billions	At June 30, 2017	Inflows	Outflows	Market Impact	At September 30, 2017
Separately managed accounts[1,2]	$237	$8	$(5)	$3	$243
Unified managed accounts[2]	228	11	(7)	7	239
Mutual fund advisory	21	1	(1)	—	21
Representative as advisor	138	9	(7)	4	144
Representative as portfolio manager	321	18	(11)	10	338
Subtotal	$945	$47	$(31)	$24	$985
Cash management	17	3	(2)	—	18
Total fee-based client assets	$962	$50	$(33)	$24	$1,003

$ in billions	At June 30, 2016	Inflows	Outflows	Market Impact	At September 30, 2016
Separately managed accounts[1]	$279	$8	$(15)	$7	$279
Unified managed accounts	120	17	(5)	4	136
Mutual fund advisory	23	—	(1)	1	23
Representative as advisor	117	10	(7)	3	123
Representative as portfolio manager	265	19	(12)	6	278
Subtotal	$804	$54	$(40)	$21	$839
Cash management	16	2	(2)	—	16
Total fee-based client assets	$820	$56	$(42)	$21	$855

$ in billions	At December 31, 2016	Inflows	Outflows	Market Impact	At September 30, 2017
Separately managed accounts[1,2]	$222	$24	$(16)	$13	$243
Unified managed accounts[2]	204	36	(22)	21	239
Mutual fund advisory	21	1	(3)	2	21
Representative as advisor	125	27	(20)	12	144
Representative as portfolio manager	285	57	(29)	25	338
Subtotal	$857	$145	$(90)	$73	$985
Cash management	20	9	(11)	—	18
Total fee-based client assets	$877	$154	$(101)	$73	$1,003

$ in billions	At December 31, 2015	Inflows	Outflows	Market Impact	At September 30, 2016
Separately managed accounts[1]	$283	$24	$(31)	$3	$279
Unified managed accounts	105	37	(13)	7	136
Mutual fund advisory	25	1	(5)	2	23
Representative as advisor	115	22	(20)	6	123
Representative as portfolio manager	252	48	(32)	10	278
Subtotal	$780	$132	$(101)	$28	$839
Cash management	15	8	(7)	—	16
Total fee-based client assets	$795	$140	$(108)	$28	$855

Average Fee Rates3

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Rate in bps	2017	2016	2017	2016
Separately managed accounts[2]	17	35	16	36
Unified managed accounts[2]	97	104	98	106
Mutual fund advisory	118	119	118	119
Representative as advisor	84	85	84	85
Representative as portfolio manager	94	98	96	99
Subtotal	76	76	76	77
Cash management	6	6	6	6
Total fee-based client assets	75	75	75	76

bps—Basis points

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
2.

A shift in client assets of approximately $66 billion in the fourth quarter of 2016 from separately managed accounts to unified managed accounts resulted in a lower average fee rate for those platforms but did not impact the average fee rate for total fee-based client assets.

3.	Certain data enhancements made in the first quarter of 2017 resulted in a modification to the “Fee Rate” calculations. Prior periods have been restated to reflect the revised calculations.

15	September 2017 Form 10-Q

Management’s Discussion and Analysis

Investment Management

Income Statement Information

	Three Months Ended September 30,
$ in millions	2017	2016	% Change
Revenues
Investment banking	$—	$(2)	N/M
Trading	(7)	(3)	(133)%
Investments	114	51	124%
Asset management, distribution and administration fees	568	508	12%
Other	1	(3)	133%
Total non-interest revenues	676	551	23%
Interest income	1	1	—%
Interest expense	2	—	N/M
Net interest	(1)	1	(200)%
Net revenues	675	552	22%
Compensation and benefits	311	237	31%
Non-compensation expenses	233	218	7%
Total non-interest expenses	544	455	20%
Income from continuing operations before income taxes	131	97	35%
Provision for income taxes	16	31	(48)%
Net income	115	66	74%
Net income (loss) applicable to noncontrolling interests	1	(1)	200%
Net income applicable to Morgan Stanley	$114	$67	70%

	Nine Months Ended September 30,
$ in millions	2017	2016	% Change
Revenues
Investment banking	$—	$(1)	N/M
Trading	(21)	(8)	(163)%
Investments	337	37	N/M
Commissions and fees	—	3	N/M
Asset management, distribution and administration fees	1,624	1,551	5%
Other	9	28	(68)%
Total non-interest revenues	1,949	1,610	21%
Interest income	3	5	(40)%
Interest expense	3	3	—%
Net interest	—	2	N/M
Net revenues	1,949	1,612	21%
Compensation and benefits	878	688	28%
Non-compensation expenses	695	665	5%
Total non-interest expenses	1,573	1,353	16%
Income from continuing operations before income taxes	376	259	45%
Provision for income taxes	87	78	12%
Net income	289	181	60%
Net income (loss) applicable to noncontrolling interests	8	(14)	157%
Net income applicable to Morgan Stanley	$281	$195	44%

N/M – Not Meaningful

Net Revenues

Investments

•

Investments gains of $114 million in the current quarter compared with $51 million in the prior year quarter reflected higher carried interest principally in Infrastructure investments, partially offset by weaker investment performance which resulted in the reversal of previously accrued carried interest in Private Equity.

•	Investments gains of $337 million in the current year period compared with $37 million in the prior year period reflected higher carried interest and performance gains in all asset classes.

Asset Management, Distribution and Administration Fees

•

Asset management, distribution and administration fees of $568 million increased 12% in the current quarter compared to the prior year quarter as a result of higher average assets under management or supervision (“AUM”) across all asset classes and higher performance fees.

•	Asset management, distribution and administration fees of $1,624 million increased 5% in the current year period compared to the prior year period primarily as a result of higher average AUM.

See “Assets Under Management or Supervision” herein.

Non-interest Expenses

Non-interest expenses of $544 million in the current quarter and $1,573 million in the current year period increased 20% and 16% from the comparable prior periods primarily due to higher Compensation and benefits expenses.

•

Compensation and benefits expenses increased in the current quarter and current year period due to higher discretionary incentive compensation and an increase in deferred compensation associated with carried interest.

•	Non-compensation expenses increased in the current quarter and current year period primarily due to higher brokerage, clearing and exchange fees.

Assets Under Management or Supervision

For a description of the asset classes and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in Part II, Item 7 of the 2016 Form 10-K.

September 2017 Form 10-Q	16

Management’s Discussion and Analysis

AUM Rollforwards

$ in billions	At June 30, 2017	Inflows	Outflows	Market Impact	Other[1]	At September 30, 2017
Equity	$94	$5	$(6)	$4	$—	$97
Fixed income	66	7	(5)	1	—	69
Liquidity	154	279	(277)	1	(1)	156
Alternative / Other products	121	5	(3)	1	1	125
Total AUM	$435	$296	$(291)	$7	$—	$447
Shares of minority stake assets	8					7

$ in billions	At June 30, 2016	Inflows	Outflows	Market Impact	Other[1]	At September 30, 2016
Equity	$81	$4	$(6)	$4	$—	$83
Fixed income	61	6	(5)	1	—	63
Liquidity	149	358	(352)	(1)	—	154
Alternative / Other products	115	4	(4)	2	—	117
Total AUM	$406	$372	$(367)	$6	$—	$417
Shares of minority stake assets	8					7

$ in billions	At December 31, 2016	Inflows	Outflows	Market Impact	Other[1]	At September 30, 2017
Equity	$79	$16	$(16)	$17	$1	$97
Fixed income	60	20	(16)	3	2	69
Liquidity	163	915	(923)	1	—	156
Alternative / Other products	115	18	(13)	5	—	125
Total AUM	$417	$969	$(968)	$26	$3	$447
Shares of minority stake assets	8					7

$ in billions	At December 31, 2015	Inflows	Outflows	Market Impact	Other[1]	At September 30, 2016
Equity	$83	$14	$(18)	$4	$—	$83
Fixed income	60	18	(19)	3	1	63
Liquidity	149	985	(979)	(1)	—	154
Alternative / Other products	114	18	(18)	3	—	117
Total AUM	$406	$1,035	$(1,034)	$9	$1	$417
Shares of minority stake assets	8					7

Average AUM

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2017	2016	2017	2016
Equity	$96	$83	$90	$81
Fixed income	68	62	65	61
Liquidity	156	151	155	149
Alternative / Other products	123	116	120	115
Total AUM	$443	$412	$430	$406
Shares of minority stake assets	7	7	7	8

Average Fee Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee Rate in bps	2017	2016	2017	2016
Equity	75	74	74	72
Fixed income	34	32	33	32
Liquidity	18	18	18	18
Alternative / Other products	68	73	69	76
Total AUM	47	47	46	48

AUM—Assets under management or supervision

bps—Basis points

1.	Includes distributions and foreign currency impact.

17	September 2017 Form 10-Q

Management’s Discussion and Analysis

Supplemental Financial Information and Disclosures

U.S. Bank Subsidiaries

We provide loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through our U.S. bank subsidiaries, Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”). The lending activities in the Institutional Securities business segment primarily include loans or lending commitments to corporate clients. The lending activities in the Wealth Management business segment primarily include securities-based lending that allows clients to borrow money against the value of qualifying securities and also include residential real estate loans. We expect our lending activities to continue to grow through further market penetration of the client base within the Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk.” For further discussion about loans and lending commitments, see Notes 7 and 11 to the financial statements.

U.S. Bank Subsidiaries’ Supplemental Financial Information Excluding Transactions with the Parent Company

$ in billions	At September 30, 2017	At December 31, 2016
U.S. Bank Subsidiaries assets[1]	$182.2	$176.8
U.S. Bank Subsidiaries investment securities portfolio:
Investment securities—AFS	42.7	50.3
Investment securities—HTM	18.1	13.6
Total investment securities	$60.8	$63.9
Deposits[2]	$154.2	$154.7
Wealth Management U.S. Bank Subsidiaries data
Securities-based lending and other loans[3]	$40.1	$36.0
Residential real estate loans	26.2	24.4
Total	$66.3	$60.4
Institutional Securities U.S. Bank Subsidiaries data
Corporate loans	$22.3	$20.3
Wholesale real estate loans	10.1	9.9
Total	$32.4	$30.2

AFS—Available for sale

HTM—Held to maturity

1.	Certain revisions have been made to prior periods to conform to the current presentation.
2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.
3.	Other loans primarily include tailored lending.

Income Tax Matters

Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
From continuing operations	28.1%	31.5%	29.7%	32.7%

The effective tax rate for the current quarter and current year period reflects a recurring-type discrete tax benefit of $11 million and $139 million, respectively, associated with the adoption of new accounting guidance related to employee share-based payments, and other net discrete tax benefits of $83 million and $65 million, respectively, primarily resulting from the remeasurement of certain deferred taxes. See Note 2 to the financial statements for information on the adoption of the accounting update Improvements to Employee Share-Based Payment Accounting.

Accounting Development Updates

The Financial Accounting Standards Board has issued certain accounting updates that apply to us but are not yet effective for the Firm. Accounting updates not listed below were assessed and determined to be either not applicable or are not expected to have a significant impact on our financial statements.

The following accounting updates are currently being evaluated to determine the potential impact of adoption:

•

Revenue from Contracts with Customers. This accounting update aims to clarify the principles of revenue recognition, develop a common revenue recognition standard across all industries for U.S. GAAP and provide enhanced disclosures for users of the financial statements. The core principle of this guidance is that an entity should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is not applicable to financial instruments. We will adopt the guidance on January 1, 2018 and apply the modified retrospective method of adoption.

This accounting update will change the presentation of certain costs related to underwriting and advisory activities so that such costs will be recorded in the relevant non-interest expense line item versus the current practice of netting such costs against Investment banking revenues. This change is estimated to gross up Investment banking revenues and affected expenses for the Institutional Securities segment by approximately 5%-10%. Similarly, certain costs related to the selling and distribution of investment funds will no longer be netted against Asset management, distribution and administration fees, and therefore is expected to result in a gross up of such Investment

September 2017 Form 10-Q	18

Management’s Discussion and Analysis

Management revenues and affected expenses by less than 5%. These changes will not have an impact on net income.

In addition, the timing of the recognition of certain performance fees from fund management activities, not in the form of carried interest, is generally expected to be deferred within a fiscal year until the fees are no longer probable of being reversed. Thus, the recognition of such revenues, which are recorded in Asset management, distribution and administration fees within the Investment Management segment, which approximated $60 million in 2016 and were recognized throughout the year, are generally expected to be recognized in the fourth quarter of each fiscal year based on current fee arrangements.

The recognition of performance fees from fund management activities in the form of carried interest that are subject to reversal will remain essentially unchanged. We will apply the equity method of accounting to such carried interest, thus excluding them from the scope of this standard.

We will continue to assess the impact of the new standard as we progress through the implementation process and as industry interpretations are resolved; therefore, additional impacts may be identified prior to adoption.

•

Hedge Accounting. This accounting update aims to better align the hedge accounting requirements with an entity’s risk management strategies and improve the financial reporting of hedging relationships. It will also result in simplification of the application of hedge accounting related to the assessment of hedge effectiveness. This update is effective as of January 1, 2019 with early adoption permitted.

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

•

Financial Instruments–Credit Losses. This accounting update impacts the impairment model for certain financial assets measured at amortized cost by requiring a current expected credit loss (“CECL”) methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL will replace the loss model currently applicable to loans held for invest-

ment, HTM securities and other receivables carried at amortized cost.

The update also eliminates the concept of other-than-temporary impairment for AFS securities. Impairments on AFS securities will be required to be recognized in earnings through an allowance, when the fair value is less than amortized cost and a credit loss exists or the securities are expected to be sold before recovery of amortized cost.

Under the update, there may be an ability to determine there are no expected credit losses in certain circumstances, e.g., based on collateral arrangements for lending and financing transactions or based on the credit quality of the borrower or issuer.

Overall, the amendments in this update are expected to accelerate the recognition of credit losses for portfolios where CECL models will be applied. This update is effective as of January 1, 2020 with early adoption permitted as of January  1, 2019.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the consolidated financial statements in the 2016 Form 10-K and Note 2 to the financial statements), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 of the 2016 Form 10-K.

Liquidity and Capital Resources

Senior management establishes liquidity and capital policies. Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of our asset and liability position. The Treasury Department, Firm Risk Committee, Asset and Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our balance sheets, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board of Directors (the “Board”) and the Board’s Risk Committee.

19	September 2017 Form 10-Q

Management’s Discussion and Analysis

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

Total Assets by Business Segment

	At September 30, 2017
$ in millions	Institutional Securities	Wealth Management	Investment Management	Total
Assets
Cash and cash equivalents[1]	$31,100	$17,026	$65	$48,191
Trading assets at fair value	282,555	68	2,465	285,088
Investment securities	18,532	60,554	—	79,086
Securities purchased under agreements to resell	84,223	5,883	—	90,106
Securities borrowed	132,597	295	—	132,892
Customer and other receivables	35,725	18,061	602	54,388
Loans, net of allowance	38,171	66,255	5	104,431
Other assets[2]	45,378	12,486	1,647	59,511
Total assets	$668,281	$180,628	$4,784	$853,693

	At December 31, 2016
$ in millions	Institutional Securities	Wealth Management	Investment Management	Total
Assets
Cash and cash equivalents[1]	$25,291	$18,022	$68	$43,381
Trading assets at fair value	259,680	64	2,410	262,154
Investment securities	16,222	63,870	—	80,092
Securities purchased under agreements to resell	96,735	5,220	—	101,955
Securities borrowed	124,840	396	—	125,236
Customer and other receivables	26,624	19,268	568	46,460
Loans, net of allowance	33,816	60,427	5	94,248
Other assets[2]	45,941	13,868	1,614	61,423
Total assets	$629,149	$181,135	$4,665	$814,949

1.	Cash and cash equivalents include cash and due from banks and interest bearing deposits with banks.
2.

Other assets primarily includes Cash deposited with clearing organizations or segregated under federal and other regulations or requirements; Other investments; Premises, equipment and software costs; Goodwill; Intangible assets and deferred tax assets.

A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $853.7 billion at September 30, 2017 from $814.9 billion at December 31, 2016, primarily driven by an increase in trading inventory within Institutional Securities, along with loan growth across both Institutional Securities and Wealth Management. The change in trading inventory reflects increased trading activity in U.S. government and agency securities and Other sovereign government obligations, along with higher market values for corporate equities compared with December 31, 2016.

Securities Repurchase Agreements and Securities Lending

Securities borrowed or securities purchased under agreements to resell and securities loaned or securities sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the consolidated financial statements in the 2016 Form 10-K and Note 6 to the financial statements).

Collateralized Financing Transactions

$ in millions	At September 30, 2017	At December 31, 2016
Securities purchased under agreements to resell and Securities borrowed	$222,998	$227,191
Securities sold under agreements to repurchase and Securities loaned	$69,613	$70,472
Securities received as collateral[1]	$12,995	$13,737

	Daily Average Balance Three Months Ended
$ in millions	September 30, 2017	December 31, 2016
Securities purchased under agreements to resell and Securities borrowed	$227,146	$224,355
Securities sold under agreements to repurchase and Securities loaned	$68,563	$68,908

1.	Included in Trading assets in the balance sheets.

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

September 2017 Form 10-Q	20

Management’s Discussion and Analysis

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

At September 30, 2017 and December 31, 2016, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

Global Liquidity Reserve

We maintain sufficient global liquidity reserves pursuant to our Required Liquidity Framework. For further discussion of our GLR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in Part II, Item 7 of the 2016 Form 10-K.

GLR by Type of Investment

$ in millions	At September 30, 2017	At December 31, 2016
Cash deposits with banks	$9,684	$8,679
Cash deposits with central banks	33,566	30,568
Unencumbered highly liquid securities:
U.S. government obligations	67,677	78,615
U.S. agency and agency mortgage-backed securities	51,676	46,360
Non-U.S. sovereign obligations[1]	24,110	30,884
Investments in money market funds	2	—
Other investment grade securities	3,251	7,191
Total	$189,966	$202,297

1.	Non-U.S. sovereign obligations are primarily composed of unencumbered German, French, Dutch, U.K. and Japanese government obligations.

GLR Managed by Bank and Non-Bank Legal Entities

	At September 30, 2017	At December 31, 2016	Daily Average Balance Three Months Ended
$ in millions			September 30, 2017
Bank legal entities
Domestic	$72,567	$74,411	$68,746
Foreign	4,248	4,238	4,297
Total Bank legal entities	76,815	78,649	73,043
Non-Bank legal entities
Domestic:
Parent Company	39,747	66,514	50,893
Non-Parent Company	31,754	18,801	33,934
Total Domestic	71,501	85,315	84,827
Foreign	41,650	38,333	44,244
Total Non-Bank legal entities	113,151	123,648	129,071
Total	$189,966	$202,297	$202,114

Regulatory Liquidity Framework

Liquidity Coverage Ratio

The Basel Committee on Banking Supervision’s (“Basel Committee”) Liquidity Coverage Ratio (“LCR”) standard is designed to ensure that banking organizations have sufficient high-quality liquid assets (“HQLA”) to cover net cash outflows arising from significant stress over 30 calendar days. The standard’s objective is to promote the short-term resilience of the liquidity risk profile of banking organizations. We and our U.S. Bank Subsidiaries are subject to the LCR requirements issued by U.S. banking regulators (“U.S. LCR”), which are based on the Basel Committee’s LCR, including a requirement to calculate each entity’s U.S. LCR on each business day. We and our U.S. Bank Subsidiaries are compliant with the minimum required U.S. LCR of 100%.

HQLA by Type of Asset and LCR

	At September 30, 2017	At December 31, 2016	Daily Average Balance Three Months Ended
$ in millions			September 30, 2017

HQLA
Cash deposits with central banks	$33,614	$30,569	$40,841
Securities[1]	125,426	129,524	134,363
Total	$159,040	$160,093	$175,204
LCR			130%

1.	Primarily includes U.S. Treasuries; U.S. agency mortgage-backed securities; sovereign bonds; investment-grade corporate bonds; and publicly traded common equities.

21	September 2017 Form 10-Q

Management’s Discussion and Analysis

The regulatory definition of HQLA is substantially the same as our GLR. GLR includes cash placed at institutions other than central banks that is considered an inflow for LCR purposes. HQLA includes a portion of cash placed at central banks, certain unencumbered investment grade corporate bonds and publicly traded common equities, which do not meet the definition of our GLR.

Net Stable Funding Ratio

The objective of the Net Stable Funding Ratio (“NSFR”) is to reduce funding risk over a one-year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress.

The Basel Committee finalized the NSFR framework in 2014. In May 2016, the U.S. banking regulators issued a proposal to implement the NSFR in the U.S., which would apply to us and our U.S. Bank Subsidiaries. Our preliminary estimates, based on the current proposal, indicate that actions will be necessary to meet the requirement, which we expect to accomplish by the effective date of any final rule. For an additional discussion of NSFR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Liquidity Framework—Net Stable Funding Ratio” in Part II, Item 7 of the 2016 Form 10-K.

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

At September 30, 2017 and December 31, 2016, the weighted average maturity of our secured financing of less liquid assets was greater than 120 days.

Unsecured Financing

For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financing Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in Part II, Item 7 of the 2016 Form 10-K and see Note 4 to the financial statements.

Deposits

$ in millions	At September 30, 2017	At December 31, 2016
Savings and demand deposits: Brokerage sweep deposits[1]	$135,152	$153,042
Savings and other	5,555	1,517
Total Savings and demand deposits	140,707	154,559
Time deposits[2]	13,932	1,304
Total	$154,639	$155,863

1.	Represents balances swept from client brokerage accounts. Also referred to as the Bank Deposit program.
2.	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the financial statements).

Deposits are primarily sourced from our Wealth Management clients, and are considered to have stable, low-cost funding characteristics. Total deposits as of September 30, 2017 were relatively unchanged compared with December 31, 2016, with the decrease in brokerage sweep deposits, primarily due to client deployment of cash into the markets, largely offset by an increase in time deposits and savings and other deposits, primarily due to growth in certificates of deposits and savings products.

Short-Term Borrowings

$ in millions	At September 30, 2017	At December 31, 2016
Short-term borrowings	$1,087	$941

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

September 2017 Form 10-Q	22

Management’s Discussion and Analysis

We may engage in various transactions in the credit markets (including, for example, debt retirements) that we believe are in our investors’ best interests.

Long-term Borrowings by Maturity at September 30, 2017

$ in millions	Parent Company	Subsidiaries	Total
2017	$4,605	$3,685	$8,290
2018	18,816	2,244	21,060
2019	21,841	2,033	23,874
2020	19,362	2,075	21,437
2021	15,862	1,449	17,311
Thereafter	88,786	10,919	99,705
Total	$169,272	$22,405	$191,677
Maturities over next 12 months			$25,792

Long-term Borrowings increased to $191,677 million as of September 30, 2017, compared with $164,775 million at December 31, 2016. This increase is a result of issuances, partially offset by maturities and retirements, presented in the table below.

$ in millions	Nine Months Ended September 30, 2017
Issued	$45,334
Matured or retired	24,480

For further information on long-term borrowings, see Note 10 to the financial statements.

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

Parent Company and MSBNA’s Senior Unsecured Ratings at October 31, 2017

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

Incremental Collateral or Terminating Payments upon Potential Future Rating Downgrade

$ in millions	At September 30, 2017	At December 31, 2016
One-notch downgrade	$856	$1,292
Two-notch downgrade	635	875

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

23	September 2017 Form 10-Q

Management’s Discussion and Analysis

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

Common Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Repurchases of common stock	$1,250	$1,250	$2,500	$2,500

From time to time we repurchase our outstanding common stock which includes our share repurchase program. For a description of our share repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds.”

The Board determines the declaration and payment of dividends on a quarterly basis. On October 17, 2017, we announced that the Board declared a quarterly dividend per common share of $0.25. The dividend is payable on November 15, 2017 to common shareholders of record on October 31, 2017.

For a description of our 2017 capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

Preferred Stock

On September 15, 2017, we announced that the Board declared quarterly dividends for preferred stock shareholders of record on September 29, 2017 that were paid on October 16, 2017.

For additional information on preferred stock, see Note 14 to the financial statements.

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

The Basel Committee has published revisions to certain standards in its capital framework, and is actively considering potential revisions to other capital standards, that, if adopted by the U.S. banking agencies, could substantially change the U.S. regulatory capital framework. For additional discussion of regulatory capital framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Framework” in Part II, Item 7 of the 2016 Form 10-K.

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

In addition to the minimum risk-based capital ratio requirements, on a fully phased-in basis by 2019, we will be subject to:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 global systemically important bank (“G-SIB”) capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 countercyclical capital buffer (“CCyB”), currently set by U.S. banking regulators at zero (collectively, the “buffers”).

In 2017, the phase-in amount for each of the buffers is 50% of the fully phased-in buffer requirement. Failure to main-

September 2017 Form 10-Q	24

Management’s Discussion and Analysis

tain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in Part II, Item 7 of the 2016 Form 10-K.

See “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein for additional capital requirements effective January 1, 2019.

Risk-Weighted Assets.    RWAs reflect both our on- and off-balance sheet risk as well as capital charges attributable to the risk of loss arising from the following:

•	Credit risk: The failure of a borrower, counterparty or issuer to meet its financial obligations to us;

•	Market risk: Adverse changes in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity; and

•	Operational risk: Inadequate or failed processes or systems, human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets).

For a further discussion of our market, credit and operational risks, see “Quantitative and Qualitative Disclosures about Market Risk.”

Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWAs (the “Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (the “Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWAs using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At September 30, 2017, our ratios are based on the Standardized Approach transitional rules. For prior periods, the ratios were based on the Advanced Approach transitional rules.

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

Transitional and Fully Phased-In Regulatory Capital Ratios

	At September 30, 2017
	Transitional		Pro Forma Fully Phased-In
$ in millions	Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital	$62,214	$62,214	$61,603	$61,603
Tier 1 capital	71,006	71,006	70,276	70,276
Total capital	81,861	81,652	81,148	80,939
Total RWAs	368,629	358,219	378,334	368,507
Common Equity Tier 1 capital ratio	16.9%	17.4%	16.3%	16.7%
Tier 1 capital ratio	19.3%	19.8%	18.6%	19.1%
Total capital ratio	22.2%	22.8%	21.4%	22.0%
Leverage-based capital
Adjusted average assets[1]	$841,360	N/A	$840,845	N/A
Tier 1 leverage ratio[2]	8.4%	N/A	8.4%	N/A

	At December 31, 2016
	Transitional		Pro Forma Fully Phased-In
$ in millions	Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital	$60,398	$60,398	$58,616	$58,616
Tier 1 capital	68,097	68,097	66,315	66,315
Total capital	78,917	78,642	77,155	76,881
Total RWAs	340,191	358,141	351,101	369,709
Common Equity Tier 1 capital ratio	17.8%	16.9%	16.7%	15.9%
Tier 1 capital ratio	20.0%	19.0%	18.9%	17.9%
Total capital ratio	23.2%	22.0%	22.0%	20.8%
Leverage-based capital
Adjusted average assets[1]	$811,402	N/A	$810,288	N/A
Tier 1 leverage ratio[2]	8.4%	N/A	8.2%	N/A

N/A—Not Applicable

1.

Adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the current quarter and the quarter ended December 31, 2016 adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

2.	The minimum Tier 1 leverage ratio requirement is 4.0%.

25	September 2017 Form 10-Q

Management’s Discussion and Analysis

The fully phased-in pro forma estimates in the previous tables are based on our current understanding of the capital rules and other factors, which may be subject to change as we receive additional clarification and implementation guidance from the Federal Reserve and as the interpretation of the regulations evolves over time. These fully phased-in pro forma estimates are non-GAAP financial measures because they were not yet effective at September 30, 2017. These preliminary estimates are subject to risks and uncertainties that may cause actual results to differ materially and should not be taken as a projection of what our capital, capital ratios, RWAs, earnings or other results will actually be at future dates. For a discussion of risks and uncertainties that may affect our future results, see “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

Well-Capitalized Minimum Regulatory Capital Ratios for U.S. Bank Subsidiaries

At September 30, 2017
Common Equity Tier 1 risk-based capital ratio	6.5%
Tier 1 risk-based capital ratio	8.0%
Total risk-based capital ratio	10.0%
Tier 1 leverage ratio	5.0%

For us to remain a financial holding company, our U.S. Bank Subsidiaries must qualify as well-capitalized by maintaining the minimum ratio requirements set forth in the previous table. The Federal Reserve has not yet revised the well-capitalized standard for financial holding companies to reflect the higher capital standards required for us under the capital rules. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to financial holding companies, each of our risk-based capital ratios and Tier 1 leverage ratio at September 30, 2017 would have exceeded the revised well-capitalized standard. The Federal Reserve may require us to maintain risk- and leverage-based capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a financial holding company’s particular condition, risk profile and growth plans.

Regulatory Capital Calculated under Transitional Rules

$ in millions	At September 30, 2017	At December 31, 2016
Common Equity Tier 1 capital
Common stock and surplus	$15,448	$17,494
Retained earnings	57,554	53,679
AOCI	(2,544)	(2,643)
Regulatory adjustments and deductions:
Net goodwill	(6,519)	(6,526)
Net intangible assets (other than goodwill and mortgage servicing assets)	(1,991)	(1,631)
Other adjustments and deductions[1]	266	25
Total Common Equity Tier 1 capital	$62,214	$60,398
Additional Tier 1 capital
Preferred stock	$8,520	$7,520
Noncontrolling interests	544	613
Other adjustments and deductions[2]	33	(246)
Additional Tier 1 capital	$9,097	$7,887
Deduction for investments in covered funds	(305)	(188)
Total Tier 1 capital	$71,006	$68,097
Standardized Tier 2 capital
Subordinated debt	$10,341	$10,303
Noncontrolling interests	95	62
Eligible allowance for credit losses	426	464
Other adjustments and deductions	(7)	(9)
Total Standardized Tier 2 capital	$10,855	$10,820
Total Standardized capital	$81,861	$78,917
Advanced Tier 2 capital
Subordinated debt	$10,341	$10,303
Noncontrolling interests	95	62
Eligible credit reserves	217	189
Other adjustments and deductions	(7)	(9)
Total Advanced Tier 2 capital	$10,646	$10,545
Total Advanced capital	$81,652	$78,642

September 2017 Form 10-Q	26

Management’s Discussion and Analysis

Regulatory Capital Rollforward Calculated under Transitional Rules

$ in millions	Nine Months Ended September 30, 2017

Common Equity Tier 1 capital
Common Equity Tier 1 capital at December 31, 2016	$60,398
Change related to the following items:
Value of shareholders’ common equity	1,928
Net goodwill	7
Net intangible assets (other than goodwill and mortgage servicing assets)	(360)
Other adjustments and deductions[1]	241
Common Equity Tier 1 capital at September 30, 2017	$62,214
Additional Tier 1 capital
Additional Tier 1 capital at December 31, 2016	$7,887
New issuance of qualifying preferred stock	1,000
Change related to the following items:
Noncontrolling interests	(69)
Other adjustments and deductions[2]	279
Additional Tier 1 capital at September 30, 2017	9,097
Deduction for investments in covered funds at December 31, 2016	(188)
Change in deduction for investments in covered funds	(117)
Deduction for investments in covered funds at September 30, 2017	(305)
Tier 1 capital at September 30, 2017	$71,006
Standardized Tier 2 capital
Tier 2 capital at December 31, 2016	$10,820
Change related to the following items:
Eligible allowance for credit losses	(38)
Other changes, adjustments and deductions[3]	73
Standardized Tier 2 capital at September 30, 2017	$10,855
Total Standardized capital at September 30, 2017	$81,861
Advanced Tier 2 capital
Tier 2 capital at December 31, 2016	$10,545
Change related to the following items:
Eligible credit reserves	28
Other changes, adjustments and deductions[3]	73
Advanced Tier 2 capital at September 30, 2017	$10,646
Total Advanced capital at September 30, 2017	$81,652

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

3.	Other changes, adjustments and deductions used in the calculations of Standardized and Advanced Tier 2 capital include changes in subordinated debt and noncontrolling interests.

RWAs Rollforward Calculated under Transitional Rules

	Nine Months Ended
	September 30, 2017[1]
$ in millions	Standardized		Advanced
Credit risk RWAs
Balance at December 31, 2016		$278,874	$169,231
Change related to the following items:
Derivatives		7,013	166
Securities financing transactions		5,892	3,246
Securitizations		1,559	1,224
Investment securities		(3,044)	(1,467)
Commitments, guarantees and loans		213	(4,317)
Cash		(103)	(592)
Equity investments		(889)	(946)
Other credit risk[2]		1,795	1,650
Total change in credit risk RWAs		$12,436	$(1,036)
Balance at September 30, 2017		$291,310	$168,195
Market risk RWAs
Balance at December 31, 2016		$61,317	$60,872
Change related to the following items:
Regulatory VaR		523	523
Regulatory stressed VaR		11,304	11,304
Incremental risk charge		2,662	2,662
Comprehensive risk measure		(3,923)	(3,543)
Specific risk:
Non-securitizations		4,065	4,065
Securitizations		1,371	1,409
Total change in market risk RWAs		$16,002	$16,420
Balance at September 30, 2017		$77,319	$77,292
Operational risk RWAs
Balance at December 31, 2016	$	N/A	$128,038
Change in operational risk RWAs		N/A	(15,306)
Balance at September 30, 2017	$	N/A	$112,732
Total RWAs		$368,629	$358,219

VaR—Value-at-Risk

N/A—Not Applicable

1.	The RWAs for each category in the table reflect both on- and off-balance sheet exposures, where appropriate.
2.	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.

The decrease of $15,306 million in operational risk RWAs in the current year period under the Advanced Approach reflects a reduction in the internal loss data related to litigation utilized in the operational risk capital model.

Regulatory stressed VaR increased $11,304 million in the current year period under both the Standardized and the Advanced Approaches. These increases were primarily driven by increases in trading inventory across the equities, global macro, and credit businesses within Institutional Securities, in response to client demand.

27	September 2017 Form 10-Q

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

Pro Forma Supplementary Leverage Exposure and Ratio

	At September 30, 2017		At December 31, 2016
$ in millions	Transitional basis	Fully phased-in1	Transitional basis	Fully phased-in1
Average total assets[2]	$850,616	$850,616	$820,536	$820,536
Adjustments[3,4]	237,305	236,789	242,113	240,999
Pro forma supplementary leverage exposure	$1,087,921	$1,087,405	$1,062,649	$1,061,535
Pro forma supplementary leverage ratio	6.5%	6.5%	6.4%	6.2%

1.	Estimated amounts utilize fully phased-in Tier 1 capital and take into consideration the Tier 1 capital deductions that would be applicable in 2018 after the phase-in period has ended.
2.	Computed as the average daily balance of consolidated total assets under U.S. GAAP during the current quarter and the quarter ended December 31, 2016.
3.	Computed as the arithmetic mean of the month-end balances over the current quarter and the quarter ended December 31, 2016.
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

The pro forma fully phased-in supplementary leverage exposure and ratios, shown in the previous table, are based on our current understanding of rules and other factors.

U.S. Subsidiary Banks’ Pro Forma Supplementary Leverage Ratios on a Transitional Basis

	At September 30, 2017	At December 31, 2016
MSBNA	8.9%	7.7%
MSPBNA	9.4%	10.2%

The pro forma transitional and fully phased-in supplementary leverage exposures and ratios are non-GAAP financial measures because they have not yet become effective. Our estimates are subject to risks and uncertainties that may cause actual results to differ materially from estimates based on these regulations. Further, these expectations should not be taken as projections of what our supplementary leverage ratios, earnings, assets or exposures will actually be at future dates. For a discussion of risks and uncertainties that may affect our future results, see “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

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

September 2017 Form 10-Q	28

Management’s Discussion and Analysis

from $3.5 billion in the 2016 Capital Plan. Additionally, the Capital Plan includes an increase in our quarterly common stock dividend to $0.25 per share from $0.20 per share, beginning with the common stock dividend declared on July 19, 2017. We disclosed a summary of the results of our company-run stress tests on June 23, 2017 on our Investor Relations website. In addition, we submitted the results of our mid-cycle company-run stress test to the Federal Reserve on October 5, 2017 and disclosed a summary of the results on October 20, 2017 on our Investor Relations website.

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

Average Common Equity Attribution

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2017	2016	2017	2016
Institutional Securities	$40.2	$43.2	$40.2	$43.2
Wealth Management	17.2	15.3	17.2	15.3
Investment Management	2.4	2.8	2.4	2.8
Parent Company	10.7	8.2	10.0	7.6
Total[1]	$70.5	$69.5	$69.8	$68.9

1.	Average common equity is a non-GAAP financial measure.

Regulatory Developments

Resolution and Recovery Planning

Pursuant to the Dodd-Frank Act, we are required to submit to the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) an annual resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure.

Our preferred resolution strategy, which is set out in our 2017 resolution plan, is a single point of entry strategy. We submitted our full 2017 resolution plan on June 30, 2017. We previously submitted a status report in respect of certain shortcomings identified in our 2015 resolution plan on September 30, 2016. As indicated in our 2017 resolution plan, the Parent Company has amended and restated its support agreement with its material subsidiaries. Under the amended and restated support agreement, upon the occurrence of a resolution scenario, the Parent Company would be obligated to contribute or loan on a subordinated basis all of its material assets, other than shares in subsidiaries of the Parent Company and certain intercompany receivables, to provide capital and liquidity, as applicable, to our material subsidiaries. The obligations of the Parent Company under the amended and restated support agreement are secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company). As a result, claims of our material subsidiaries against the assets of the Parent Company (other than shares in subsidiaries of the Parent Company) are effectively senior to unsecured obligations of the Parent Company.

29	September 2017 Form 10-Q

Management’s Discussion and Analysis

In September 2017, the Federal Reserve and the FDIC extended the next resolution plan filing deadline for eight large domestic banks, including us, by one year to July 1, 2019.

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

In September 2017, the Federal Reserve issued a final rule that would impose contractual requirements on certain “qualified financial contracts” (“covered QFCs”) to which U.S. G-SIBs, including us, and their subsidiaries (“covered entities”) are parties. While national banks and savings associations are not “covered entities” under the final Federal Reserve rule, the OCC is expected to issue a final rule that would subject national banks that are subsidiaries of U.S. G-SIBs, including our U.S. Bank Subsidiaries, as well as certain other institutions, to substantively identical requirements. Under the Federal Reserve’s final rule, covered QFCs must generally expressly provide that transfer restrictions and default rights against a covered entity are limited to the same extent as they would be under the Federal Deposit Insurance Act and Title II of the Dodd-Frank Act and their implementing regulations. In addition, covered QFCs may not, among other things, permit the exercise of any cross-default right against a covered entity based on an affiliate’s entry into insolvency, resolution or similar proceedings, subject to certain creditor protections. There is a phased-in compliance schedule based on counterparty type, with the first compliance date of January 1, 2019.

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

U.S. Department of Labor Conflict of Interest Rule

The U.S. Department of Labor’s final Conflict of Interest Rule went into effect on June 9, 2017, with certain aspects subject to phased-in compliance. Full compliance is currently scheduled to be required by January 1, 2018, but the U.S. Department of Labor recently proposed to delay the full compliance date to July 1, 2019. In addition, the U.S. Department of Labor is undertaking an examination of the rule which may result in changes to the rule or related exemptions or a further change in the full compliance date. For a discussion of the U.S. Department of Labor Conflict of Interest Rule, see “Business—Supervision and Regulation—Institutional Securities and Wealth Management” in Part I, Item 1 of the 2016 Form 10-K.

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

September 2017 Form 10-Q	30

Management’s Discussion and Analysis

Expected Replacement of LIBOR

Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and others with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based more fully on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years.

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

We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 12 to the financial statements.

For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 11 to the financial statements. For further information on our lending commitments, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities.”

31	September 2017 Form 10-Q

Quantitative and Qualitative Disclosures about Market Risk

Risk Management

Management believes effective risk management is vital to the success of our business activities. For a discussion of our risk management functions, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in Part II, Item 7A of the 2016 Form 10-K.

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our Value-at-Risk (“VaR”) for market risk exposures is generated. In addition, we incur market risk within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in real estate funds and investments in private equity vehicles. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in Part II, Item 7A of the 2016 Form 10-K.

VaR

The statistical technique known as VaR is one of the tools we use to measure, monitor and review the market risk exposures of our trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations.    For information regarding our VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk—Sales and Trading and Related Activities—VaR Methodology, Assumptions and Limitations” in Part II, Item 7A of the 2016 Form 10-K.

We utilize the same VaR model for risk management purposes and for regulatory capital calculations. Our regulators have approved our VaR model for use in regulatory calculations.

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

Trading Risks

95% / One-Day Management VaR

	95%/One-Day VaR for the Three Months Ended
	September 30, 2017
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$28	$31	$42	$25
Equity price	13	14	18	12
Foreign exchange rate	9	9	13	6
Commodity price	9	9	10	7
Less: Diversification benefit[1,2]	(26)	(25)	N/A	N/A
Primary Risk Categories	$33	$38	$47	$32
Credit Portfolio	10	11	11	10
Less: Diversification benefit[1,2]	(6)	(6)	N/A	N/A
Total Management VaR	$37	$43	$50	$36

	95%/One-Day VaR for the Three Months Ended
	June 30, 2017
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$35	$35	$44	$27
Equity price	15	18	26	15
Foreign exchange rate	10	11	15	8
Commodity price	9	9	10	8
Less: Diversification benefit[1,2]	(27)	(27)	N/A	N/A
Primary Risk Categories	$42	$46	$60	$36
Credit Portfolio	11	12	14	11
Less: Diversification benefit[1,2]	(7)	(7)	N/A	N/A
Total Management VaR	$46	$51	$64	$41

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

September 2017 Form 10-Q	32

Risk Disclosures

The average total Management VaR for the three months ended September 30, 2017 (“current quarter”) was $43 million compared with $51 million for the three months ended June 30, 2017 (“last quarter”). The average Management VaR for the Primary Risk Categories for the current quarter was $38 million compared with $46 million last quarter. These decreases were primarily driven by reduced market volatility and decreases in trading inventory across the equities and credit businesses within Institutional Securities.

Distribution of VaR Statistics and Net Revenues for the Current Quarter.    One method of evaluating the reasonableness of our VaR model as a measure of our potential volatility of net revenues is to compare VaR with corresponding actual trading revenues. Assuming no intraday trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model would be questioned. We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results.

The distribution of VaR Statistics and Net Revenues is presented in the following histograms for the Total Trading populations.

Total Trading.    As shown in the 95%/One-Day Management VaR table on the preceding page, the average 95%/one-day total Management VaR for the current quarter was $43 million. The following histogram presents the distribution of the daily 95%/one-day total Management VaR for the current quarter, which was in a range between $35 million and $50 million for approximately 97% of trading days during the current quarter.

Daily 95% / One-day Total Management VaR for the Three Months Ended September 30, 2017

($ in millions)

The following histogram shows the distribution for the current quarter of daily net trading revenues, including profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price, and Credit Portfolio positions and intraday trading activities, for our Trading businesses. Daily net trading revenues also include intraday trading activities but exclude certain items not captured in the VaR model, such as fees, commissions and net interest income. Daily net trading revenues differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading. During the current quarter, we experienced net trading losses on three days, which were not in excess of the 95%/one-day Total Management VaR.

Daily Net Trading Revenues for the Three Months Ended September 30, 2017

($ in millions)

Non-Trading Risks

We believe that sensitivity analysis is an appropriate representation of our non-trading risks. Reflected below is this analysis covering substantially all of the non-trading risk in our portfolio.

Counterparty Exposure Related to Our Own Credit Spread.    The credit spread risk sensitivity of the counterparty exposure related to our own credit spread corresponded to an increase in value of approximately $6 million for each 1 basis point widening in our credit spread level at both September 30, 2017 and June 30, 2017.

Funding Liabilities.    The credit spread risk sensitivity of our mark-to-market structured note liabilities corresponded to an increase in value of approximately $28 million and $26 million for each 1 basis point widening in our credit spread level at September 30, 2017 and June 30, 2017, respectively.

Interest Rate Risk Sensitivity.    The following table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for our U.S. Bank Subsidiaries. These shocks

33	September 2017 Form 10-Q

Risk Disclosures

are applied to our 12-month forecast for our U.S. Bank Subsidiaries, which incorporates market expectations of interest rates and our forecasted business activity, including our deposit deployment strategy and asset-liability management hedges.

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At September 30, 2017	At June 30, 2017
Basis point change
+200	$566	$716
+100	433	413
-100	(647)	(577)

We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between June 30, 2017 and September 30, 2017 is related to overall changes in our asset-liability positioning and higher market rates.

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

Investments Sensitivity, Including Related Performance Fees

	10% Sensitivity
$ in millions	At September 30, 2017	At June 30, 2017
Investments related to Investment Management activities	$321	$326
Other investments:
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.	174	171
Other Firm investments	155	151

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

Credit Risk

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We primarily incur credit risk exposure to institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk–Risk Management–Credit Risk” in Part II, Item 7A of the 2016 Form 10-K. Also, see Notes 7 and 11 to the financial statements for additional information about our loans and lending commitments, respectively.

Lending Activities included in Loans and Trading Assets

We provide loans and lending commitments to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, we purchase loans in the secondary market. In the balance sheets, these loans and lending commitments are carried as held for investment, which are recorded at amortized cost; as held for sale, which are recorded at the lower of cost or fair value; or at fair value with changes in fair value recorded in earnings. Loans held for investment and loans held for sale are classified in Loans, and loans held at fair value are classified in Trading assets in the balance sheets. See Notes 3, 7 and 11 to the financial statements for further information.

September 2017 Form 10-Q	34

Risk Disclosures

Loans and Lending Commitments

	At September 30, 2017
$ in millions	IS	WM	IM1	Total
Corporate loans	$16,201	$13,480	$5	$29,686
Consumer loans	—	26,616	—	26,616
Residential real estate loans	—	26,150	—	26,150
Wholesale real estate loans	9,000	—	—	9,000
Loans held for investment, gross of allowance	25,201	66,246	5	91,452
Allowance for loan losses	(203)	(42)	—	(245)
Loans held for investment, net of allowance	24,998	66,204	5	91,207
Corporate loans	12,524	—	—	12,524
Residential real estate loans	9	51	—	60
Wholesale real estate loans	640	—	—	640
Loans held for sale	13,173	51	—	13,224
Corporate loans	6,420	—	21	6,441
Residential real estate loans	690	—	—	690
Wholesale real estate loans	1,157	—	—	1,157
Loans held at fair value	8,267	—	21	8,288
Total loans	46,438	66,255	26	112,719
Lending commitments[2,3]	89,329	9,994	—	99,323
Total loans and lending commitments[2,3]	$135,767	$76,249	$26	$212,042

	At December 31, 2016
$ in millions	IS	WM	IM1	Total
Corporate loans	$13,858	$11,162	$5	$25,025
Consumer loans	—	24,866	—	24,866
Residential real estate loans	—	24,385	—	24,385
Wholesale real estate loans	7,702	—	—	7,702
Loans held for investment, gross of allowance	21,560	60,413	5	81,978
Allowance for loan losses	(238)	(36)	—	(274)
Loans held for investment, net of allowance	21,322	60,377	5	81,704
Corporate loans	10,710	—	—	10,710
Residential real estate loans	11	50	—	61
Wholesale real estate loans	1,773	—	—	1,773
Loans held for sale	12,494	50	—	12,544
Corporate loans	7,199	—	18	7,217
Residential real estate loans	966	—	—	966
Wholesale real estate loans	519	—	—	519
Loans held at fair value	8,684	—	18	8,702
Total loans	42,500	60,427	23	102,950
Lending commitments[2,3]	90,143	8,299	—	98,442
Total loans and lending commitments[2,3]	$132,643	$68,726	$23	$201,392

IS—Institutional Securities

WM—Wealth Management

IM—Investment Management

1.	Loans in Investment Management are entered into in conjunction with certain investment advisory activities.
2.

Lending commitments represent the notional amount of legally binding obligations to provide funding to clients for lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

3.

For syndications led by us, any lending commitments accepted by the borrower but not yet closed are net of amounts syndicated. For syndications that we participate in and do not lead, any lending commitments accepted by the borrower but not yet closed include only the amount that we expect will be allocated from the lead syndicate bank. Due to the nature of our obligations under the commitments, these amounts include certain commitments participated to third parties.

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

Allowance for Loans and Lending Commitments Held for Investment

$ in millions	At September 30, 2017	At December 31, 2016
Loans	$245	$274
Commitments	181	190

The aggregate allowance for loan and commitment losses decreased during the current year period primarily due to the charge-off of an energy industry related loan. See Note 7 to the financial statements for further information.

Status of Loans Held for Investment

	At September 30, 2017		At December 31, 2016
	IS	WM	IS	WM
Current	99.4%	99.9%	98.6%	99.9%
Non-accrual[1]	0.6%	0.1%	1.4%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Institutional Securities

In connection with certain Institutional Securities business segment activities, we provide loans and lending commitments to a diverse group of corporate and other institutional clients. These activities include originating and purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending, financing extended to equities and commodities customers and municipalities. These loans and lending commitments may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged by us.

We also participate in securitization activities whereby we extend short-term or long-term funding to clients through

35	September 2017 Form 10-Q

Risk Disclosures

loans and lending commitments that are secured by the assets of the borrower and generally provide for over-collateralization, including commercial real estate loans, loans secured by loan pools, commercial company loans, and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 12 to the financial statements for information about our securitization activities. In addition, a collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the financial statements for additional information about our collateralized transactions.

Institutional Securities loans and lending commitments are mainly related to relationship-based and event-driven lending to select corporate clients. Relationship-based loans and lending commitments are used for general corporate purposes, working capital and liquidity purposes by our investment banking clients and typically consist of revolving lines of credit, letter of credit facilities and term loans. In connection with the relationship-based lending activities, we had hedges (which included single-name and index hedges) with a notional amount of $17.1 billion and $20.2 billion at September 30, 2017 and December 31, 2016, respectively.

Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization and project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans.

Institutional Securities Loans and Lending Commitments by Credit Rating1

	At September 30, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AAA	$—	$—	$—	$—	$—
AA	—	—	32	5	37
A	1,437	1,911	1,061	705	5,114
BBB	2,186	4,537	3,105	379	10,207
NIG	5,658	13,017	4,838	5,455	28,968
Unrated[2]	211	149	244	1,508	2,112
Total Loans	9,492	19,614	9,280	8,052	46,438
Lending Commitments
AAA	—	165	—	—	165
AA	3,726	473	3,731	—	7,930
A	2,824	5,288	11,672	647	20,431
BBB	3,321	10,245	16,935	395	30,896
NIG	2,486	11,796	12,278	3,266	29,826
Unrated[2]	17	31	12	21	81
Total Lending Commitments	12,374	27,998	44,628	4,329	89,329
Total Exposure	$21,866	$47,612	$53,908	$12,381	$135,767

	At December 31, 2016
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AAA	$—	$—	$—	$—	$—
AA	—	—	38	—	38
A	235	775	1,391	552	2,953
BBB	1,709	6,473	2,768	1,362	12,312
NIG	4,667	12,114	5,629	2,304	24,714
Unrated[2]	699	126	175	1,483	2,483
Total Loans	7,310	19,488	10,001	5,701	42,500
Lending Commitments
AAA	50	105	50	—	205
AA	3,724	451	3,989	—	8,164
A	1,994	4,610	11,135	392	18,131
BBB	6,261	9,006	18,148	653	34,068
NIG	2,839	8,934	14,267	3,418	29,458
Unrated[2]	107	6	—	4	117
Total Lending Commitments	14,975	23,112	47,589	4,467	90,143
Total Exposure	$22,285	$42,600	$57,590	$10,168	$132,643

1.	Obligor credit ratings are determined by the Credit Risk Management Department.
2.

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of Market Risk. For a further discussion of our Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” herein.

Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At September 30, 2017	At December 31, 2016
Industry[1]
Real estate	$23,235	$19,807
Information technology	13,907	8,602
Consumer discretionary	12,129	12,059
Industrials	12,110	11,465
Energy	11,074	11,757
Funds, exchanges and other financial services[2]	10,639	11,481
Healthcare	10,014	11,534
Utilities	9,407	9,216
Consumer staples	7,282	7,329
Materials	6,129	7,630
Mortgage finance	5,826	6,296
Telecommunications services	4,722	6,156
Insurance	3,986	4,190
Consumer finance	2,949	2,847
Other	2,358	2,274
Total	$135,767	$132,643

1.	Industry categories are based on the Global Industry Classification Standard®.
2.	Includes mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, and diversified financial services.

September 2017 Form 10-Q	36

Risk Disclosures

Event-Driven Loans and Lending Commitments

	At September 30, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$996	$1,738	$749	$4,568	$8,051
Lending commitments	3,001	1,559	2,601	2,304	9,465
Total loans and lending commitments	$3,997	$3,297	$3,350	$6,872	$17,516

	At December 31, 2016
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$666	$1,593	$1,216	$1,622	$5,097
Lending commitments	6,594	1,460	4,807	3,391	16,252
Total loans and lending commitments	$7,260	$3,053	$6,023	$5,013	$21,349

Institutional Securities Lending Exposures Related to the Energy Industry. At September 30, 2017, Institutional Securities’ loans and lending commitments related to the energy industry were $11.1 billion, of which approximately 68% are accounted for as held for investment and 32% are accounted for as either held for sale or at fair value. Additionally, approximately 55% of the total energy industry loans and lending commitments were to investment grade counterparties.

At September 30, 2017, the energy industry portfolio included $1.1 billion in loans and $2.1 billion in lending commitments to Oil and Gas Exploration and Production (“E&P”) companies. The E&P loans were to non-investment grade counterparties, which are generally subject to periodic borrowing base reassessments based on the value of the underlying oil and gas reserves pledged as collateral. In limited situations, we may extend the period related to borrowing base reassessments typically in conjunction with taking certain risk mitigating actions with the borrower. Approximately 51% of the E&P lending commitments were to investment grade counterparties. To the extent oil and natural gas prices deteriorate, we may incur lending losses.

Wealth Management

The principal Wealth Management lending activities include securities-based lending and residential real estate loans.

Securities-based lending provided to our retail clients is primarily conducted through our Portfolio Loan Account (“PLA”) and Liquidity Access Line (“LAL”) platforms. For more information about our securities-based lending and residential real estate loans, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities” in Part II, Item 7A of the 2016 Form 10-K.

For the current quarter, loans and lending commitments associated with the Wealth Management business segment lending activities increased by approximately 3%, primarily due to growth in securities-based lending and other loans.

Wealth Management Loans and Lending Commitments by Remaining Contractual Maturity

	At September 30, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans[1]	$33,947	$3,303	$1,713	$1,114	$40,077
Residential real estate loans	—	16	27	26,135	26,178
Total Loans	$33,947	$3,319	$1,740	$27,249	$66,255
Lending commitments	6,950	2,515	228	301	9,994
Total loans and lending commitments	$40,897	$5,834	$1,968	$27,550	$76,249

	At December 31, 2016
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans[1]	$30,547	$2,983	$1,304	$1,179	$36,013
Residential real estate loans	—	—	45	24,369	24,414
Total Loans	$30,547	$2,983	$1,349	$25,548	$60,427
Lending commitments	6,372	1,413	268	246	8,299
Total loans and lending commitments	$36,919	$4,396	$1,617	$25,794	$68,726

1.	PLA and LAL platforms had an outstanding loan balance of $31.8 billion and $29.7 billion at September 30, 2017 and December 31, 2016, respectively.

Lending Activities included in Customer and Other Receivables

Margin Loans

	At September 30, 2017
$ in millions	Institutional Securities	Wealth Management	Total
Net customer receivables representing margin loans	$16,613	$11,996	$28,609

	At December 31, 2016
$ in millions	Institutional Securities	Wealth Management	Total
Net customer receivables representing margin loans	$11,876	$12,483	$24,359

Institutional Securities and Wealth Management provide margin lending arrangements which allow the client to borrow against the value of qualifying securities. Margin lending activities generally have minimal credit risk due to the value of collateral held and their short-term nature.

37	September 2017 Form 10-Q

Risk Disclosures

Employee Loans

$ in millions (except repayment terms)	At September 30, 2017	At December 31, 2016
Employee loans:
Balance	$4,317	$4,804
Allowance for loan losses	(79)	(89)
Balance, net	$4,238	$4,715
Repayment term range, in years	1 to 20	1 to 12

Employee loans are generally granted to retain and recruit certain employees, are full recourse and generally require periodic repayments. We establish an allowance for loan amounts to terminated employees that we do not consider recoverable, which is recorded in Compensation and benefits expense. See Note 7 to the financial statements for a further description of our employee loans.

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

Fair values as shown below represent the Firm’s net exposure to counterparties related to its OTC derivative products. Obligor credit ratings are determined internally by the Credit Risk Management Department.

Counterparty Credit Rating and Remaining Contractual Maturity of OTC Derivative Assets

	Fair Value at September 30, 2017

	Contractual Years to Maturity				Total Derivative Assets
$ in millions	Less than 1	1-3	3-5	Over 5
Credit Rating
AAA	$129	$328	$359	$3,183	$3,999
AA	1,666	1,716	1,987	7,822	13,191
A	6,536	5,597	3,760	19,947	35,840
BBB	3,554	2,718	1,712	12,806	20,790
Non-investment grade	2,551	2,634	3,539	2,472	11,196
Total	$14,436	$12,993	$11,357	$46,230	$85,016

	Fair Value at September 30, 2017
$ in millions	Total Derivative Assets	Cross- Maturity and Cash Collateral Netting[1]	Net Amounts Post-cash Collateral	Net Amounts Post- collateral[2]
Credit Rating
AAA	$3,999	$(3,011)	$988	$913
AA	13,191	(8,178)	5,013	2,397
A	35,840	(26,352)	9,488	5,108
BBB	20,790	(14,388)	6,402	4,609
Non-investment grade	11,196	(5,277)	5,919	2,542
Total	$85,016	$(57,206)	$27,810	$15,569

	Fair Value at December 31, 2016

	Contractual Years to Maturity				Total Derivative Assets
$ in millions	Less than 1	1-3	3-5	Over 5
Credit Rating
AAA	$150	$428	$918	$2,931	$4,427
AA	3,177	2,383	2,942	10,194	18,696
A	9,244	6,676	5,495	21,322	42,737
BBB	4,423	3,085	2,434	13,023	22,965
Non-investment grade	2,283	1,702	1,722	1,794	7,501
Total	$19,277	$14,274	$13,511	$49,264	$96,326

	Fair Value at December 31, 2016
$ in millions	Total Derivative Assets	Cross- Maturity and Cash Collateral Netting[1]	Net Amounts Post-cash Collateral	Net Amounts Post- collateral[2]
Credit Rating
AAA	$4,427	$(3,900)	$527	$485
AA	18,696	(11,813)	6,883	4,114
A	42,737	(31,425)	11,312	6,769
BBB	22,965	(16,629)	6,336	4,852
Non-investment grade	7,501	(4,131)	3,370	1,915
Total	$96,326	$(67,898)	$28,428	$18,135

1.

Amounts represent the netting of receivable balances with payable balances for the same counterparty across maturity categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists.

2.	Fair value is shown net of collateral received (primarily cash and U.S. government and agency securities).

September 2017 Form 10-Q	38

Risk Disclosures

OTC Derivative Products at Fair Value, Net of Collateral, by Industry

$ in millions	At September 30, 2017	At December 31, 2016[1]
Industry[2]
Utilities	$4,020	$4,184
Funds, exchanges and other financial services[3]	2,707	2,756
Regional governments	1,069	1,352
Sovereign governments	1,044	709
Industrials	1,032	1,644
Healthcare	949	1,103
Banks and securities firms	772	1,485
Not-for-profit organizations	717	830
Information technology	542	267
Hedge funds	539	233
Energy	464	533
Consumer discretionary	445	590
Insurance	313	570
Materials	284	235
Special purpose vehicles	228	821
Consumer staples	176	567
Other	268	256
Total[4]	$15,569	$18,135

1.	The amounts included in the December 31, 2016 industry categories have been revised due to previous misclassifications. The total remains unchanged.
2.	Industry categories are based on the Global Industry Classification Standard®.
3.	Amounts include mutual funds, pension funds, private equity and real estate funds, exchanges and clearinghouses, consumer finance, mortgage finance and other diversified financial services.
4.	For further information on derivative instruments and hedging activities, see Note 4 to the financial statements.

We manage our trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For a discussion of our credit exposure and related credit derivative contracts, see “Quantitative and Qualitative Disclosures about Market Risk–Risk Management–Credit Risk–Credit Exposure–Derivatives” in Part II, Item 7A of the 2016 Form 10-K.

Credit Derivative Portfolio by Counterparty Type

	At September 30, 2017
	Fair Values[1]			Notionals
$ in millions	Receivable	Payable	Net	Protection Purchased	Protection Sold
Banks and securities firms	$5,191	$5,623	$(432)	$208,611	$178,670
Insurance and other financial institutions	3,679	4,358	(679)	163,291	160,493
Non-financial entities	34	52	(18)	3,146	1,195
Total	$8,904	$10,033	$(1,129)	$375,048	$340,358

	At December 31, 2016
	Fair Values[1]			Notionals
$ in millions	Receivable	Payable	Net	Protection Purchased	Protection Sold
Banks and securities firms	$8,516	$9,397	$(881)	$319,830	$273,462
Insurance and other financial institutions	3,619	3,901	(282)	144,527	151,999
Non-financial entities	94	127	(33)	5,832	4,269
Total	$12,229	$13,425	$(1,196)	$470,189	$429,730

1.

Our Credit Default Swaps (“CDS”) are classified in either Level 2 or Level 3 of the fair value hierarchy. Approximately 4% of receivable fair values represented Level 3 amounts at September 30, 2017 and December 31, 2016. Approximately 7% of payable fair values represented Level 3 amounts at September 30, 2017 and December 31, 2016. See Note 3 to the financial statements for further information.

The fair values shown in the previous table are before the application of contractual netting or collateral. For additional credit exposure information on our credit derivative portfolio, see Note 4 to the financial statements.

Country Risk Exposure

Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows us to effectively identify, monitor and limit country risk. Country risk exposure before and after hedging is monitored and managed. For a further discussion of our country risk exposure see, “Quantitative and Qualitative Disclosures about Market Risk–Risk Management–Country Risk Exposure” in Part II, Item 7A of the 2016 Form 10-K.

Our sovereign exposures consist of financial instruments entered into with sovereign and local governments. Our non-sovereign exposures consist of exposures to primarily corporations and financial institutions. The following table shows our 10 largest non-U.S. country risk net exposures at September 30, 2017. Index credit derivatives are included in the country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

39	September 2017 Form 10-Q

Risk Disclosures

Top Ten Country Exposures at September 30, 2017

$ in millions	Net Inventory[1]	Net Counterparty Exposure[2]	Loans	Lending Commitments	Exposure Before Hedges	Hedges[3]	Net Exposure
Country
United Kingdom:
Sovereigns	$487	$29	$—	$—	$516	$(280)	$236
Non-sovereigns	306	8,516	1,843	5,976	16,641	(1,916)	14,725
Total	$793	$8,545	$1,843	$5,976	$17,157	$(2,196)	$14,961
Japan:
Sovereigns	$5,391	$54	$—	$—	$5,445	$(103)	$5,342
Non-sovereigns	696	3,365	65	—	4,126	(114)	4,012
Total	$6,087	$3,419	$65	$—	$9,571	$(217)	$9,354
Brazil:
Sovereigns	$3,729	$—	$—	$—	$3,729	$(11)	$3,718
Non-sovereigns	196	577	755	75	1,603	(343)	1,260
Total	$3,925	$577	$755	$75	$5,332	$(354)	$4,978
Canada:
Sovereigns	$84	$25	$—	$—	$109	$—	$109
Non-sovereigns	211	1,885	110	1,605	3,811	(384)	3,427
Total	$295	$1,910	$110	$1,605	$3,920	$(384)	$3,536
India:
Sovereigns	$1,503	$—	$—	$—	$1,503	$—	$1,503
Non-sovereigns	615	467	—	—	1,082	—	1,082
Total	$2,118	$467	$—	$—	$2,585	$—	$2,585
Italy:
Sovereigns	$1,201	$(14)	$—	$—	$1,187	$9	$1,196
Non-sovereigns	99	447	348	748	1,642	(286)	1,356
Total	$1,300	$433	$348	$748	$2,829	$(277)	$2,552
China:
Sovereigns	$(24)	$227	$—	$—	$203	$(79)	$124
Non-sovereigns	774	215	657	524	2,170	(10)	2,160
Total	$750	$442	$657	$524	$2,373	$(89)	$2,284
Singapore:
Sovereigns	$1,670	$107	$—	$—	$1,777	$—	$1,777
Non-sovereigns	70	189	106	37	402	—	402
Total	$1,740	$296	$106	$37	$2,179	$—	$2,179
Netherlands:
Sovereigns	$(286)	$—	$—	$—	$(286)	$(20)	$(306)
Non-sovereigns	125	565	922	1,156	2,768	(383)	2,385
Total	$(161)	$565	$922	$1,156	$2,482	$(403)	$2,079
Ireland:
Sovereigns	$(57)	$3	$—	$—	$(54)	$(81)	$(135)
Non-sovereigns	52	205	1,770	149	2,176	—	2,176
Total	$(5)	$208	$1,770	$149	$2,122	$(81)	$2,041

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

September 2017 Form 10-Q	40

Risk Disclosures

As a market maker, we may transact in CDS positions to facilitate client trading. Exposures related to single-name and index credit derivatives for those countries shown in the previous table were as follows:

Credit Derivatives Included in Net Inventory

$ in millions	At September 30, 2017
Gross purchased protection	$(61,795)
Gross written protection	60,031
Net exposure	$(1,764)

Net counterparty exposure shown in the Top Ten Country Exposure table above includes the benefit of collateral received, which is typically composed of cash and government obligations.

Benefit of Collateral Received Against Counterparty Credit Exposure

$ in millions	At September 30, 2017
U.K.[1]	$8,334
Japan[2]	4,824
Other[3]	5,133

1.	Primarily obligations of the U.K., the U.S. and Italy.
2.	Primarily obligations of Japan.
3.	Primarily obligations of the Netherlands and the U.K.

Country Risk Exposures Related to the United Kingdom.    At September 30, 2017, our country risk exposures in the U.K. included net exposures of $14,961 million as shown in the table above, and overnight deposits of $7,137 million. The $14,725 million of exposures to non-sovereigns were diversified across both names and sectors. Of these exposures, $4,699 million were to U.K. focused counterparties that generate more than one-third of their revenues in the U.K., $4,858 million were to geographically diversified counterparties, and $4,934 million were to exchanges and clearing houses.

Country Risk Exposures Related to Brazil.    At September 30, 2017, our country risk exposures in Brazil included net exposures of $4,978 million as shown in the table above. Our sovereign net exposures in Brazil were principally in the form of local currency government bonds held onshore to support client activity. The $1,260 million of exposures to non-sovereigns were diversified across both names and sectors.

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

41	September 2017 Form 10-Q

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

September 2017 Form 10-Q	42

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of September 30, 2017, and the related condensed consolidated income statements and comprehensive income statements for the three-month and nine-month periods ended September 30, 2017 and 2016, and the cash flow statements and statements of changes in total equity for the nine-month periods ended September 30, 2017 and 2016. These condensed consolidated interim financial statements are the responsibility of the management of the Firm.

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

/s/ Deloitte & Touche LLP
New York, New York November 3, 2017

43	September 2017 Form 10-Q

Financial Statements

Consolidated Financial Statements and Notes

Consolidated Income Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2017	2016	2017	2016
Revenues
Investment banking	$1,380	$1,225	$4,455	$3,556
Trading	2,704	2,609	8,870	7,420
Investments	167	87	495	179
Commissions and fees	937	991	2,997	3,066
Asset management, distribution and administration fees	3,026	2,686	8,695	7,943
Other	200	308	628	631
Total non-interest revenues	8,414	7,906	26,140	22,795
Interest income	2,340	1,734	6,411	5,148
Interest expense	1,557	731	4,106	2,333
Net interest	783	1,003	2,305	2,815
Net revenues	9,197	8,909	28,445	25,610
Non-interest expenses
Compensation and benefits	4,169	4,097	12,887	11,795
Occupancy and equipment	330	339	990	997
Brokerage, clearing and exchange fees	522	491	1,556	1,440
Information processing and communications	459	456	1,320	1,327
Marketing and business development	128	130	419	418
Professional services	534	489	1,622	1,550
Other	573	526	1,719	1,481
Total non-interest expenses	6,715	6,528	20,513	19,008
Income from continuing operations before income taxes	2,482	2,381	7,932	6,602
Provision for income taxes	697	749	2,358	2,160
Income from continuing operations	1,785	1,632	5,574	4,442
Income (loss) from discontinued operations, net of income taxes	6	8	(21)	1
Net income	$1,791	$1,640	$5,553	$4,443
Net income applicable to noncontrolling interests	10	43	85	130
Net income applicable to Morgan Stanley	$1,781	$1,597	$5,468	$4,313
Preferred stock dividends and other	93	79	353	314
Earnings applicable to Morgan Stanley common shareholders	$1,688	$1,518	$5,115	$3,999

Earnings per basic common share
Income from continuing operations	$0.95	$0.82	$2.87	$2.15
Income (loss) from discontinued operations	—	0.01	(0.01)	—
Earnings per basic common share	$0.95	$0.83	$2.86	$2.15

Earnings per diluted common share
Income from continuing operations	$0.93	$0.80	$2.81	$2.11
Income (loss) from discontinued operations	—	0.01	(0.02)	—
Earnings per diluted common share	$0.93	$0.81	$2.79	$2.11

Dividends declared per common share	$0.25	$0.20	$0.65	$0.50
Average common shares outstanding
Basic	1,776	1,838	1,789	1,863
Diluted	1,818	1,879	1,830	1,898

September 2017 Form 10-Q	44	See Notes to Consolidated Financial Statements

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Net income	$1,791	$1,640	$5,553	$4,443
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$61	$43	223	360
Change in net unrealized gains (losses) on available-for-sale securities	26	(99)	218	439
Pension, postretirement and other	—	(1)	4	(5)
Change in net debt valuation adjustment	(149)	(93)	(323)	255
Total other comprehensive income (loss)	$(62)	$(150)	$122	$1,049
Comprehensive income	$1,729	$1,490	$5,675	$5,492
Net income applicable to noncontrolling interests	10	43	85	130
Other comprehensive income (loss) applicable to noncontrolling interests	(6)	15	23	151
Comprehensive income applicable to Morgan Stanley	$1,725	$1,432	$5,567	$5,211

See Notes to Consolidated Financial Statements	45	September 2017 Form 10-Q

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At September 30, 2017	At December 31, 2016
Assets
Cash and due from banks	$24,047	$22,017
Interest bearing deposits with banks	24,144	21,364
Trading assets at fair value ($158,445 and $152,548 were pledged to various parties)	285,088	262,154
Investment securities (includes $54,954 and $63,170 at fair value)	79,086	80,092
Securities purchased under agreements to resell (includes $101 and $302 at fair value)	90,106	101,955
Securities borrowed	132,892	125,236
Customer and other receivables	54,388	46,460
Loans:
Held for investment (net of allowance of $245 and $274)	91,207	81,704
Held for sale	13,224	12,544
Goodwill	6,590	6,577
Intangible assets (net of accumulated amortization of $2,651 and $2,421)	2,491	2,721
Other assets	50,430	52,125
Total assets	$853,693	$814,949

Liabilities
Deposits (includes $174 and $63 at fair value)	$154,639	$155,863
Short-term borrowings (includes $658 and $406 at fair value)	1,087	941
Trading liabilities at fair value	127,237	128,194
Securities sold under agreements to repurchase (includes $810 and $729 at fair value)	53,983	54,628
Securities loaned	15,630	15,844
Other secured financings (includes $6,514 and $5,041 at fair value)	14,244	11,118
Customer and other payables	198,792	190,513
Other liabilities and accrued expenses	16,290	15,896
Long-term borrowings (includes $46,231 and $38,736 at fair value)	191,677	164,775
Total liabilities	773,579	737,772

Commitments and contingent liabilities (see Note 11)

Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	7,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,812,472,419 and 1,852,481,601	20	20
Additional paid-in capital	23,389	23,271
Retained earnings	57,554	53,679
Employee stock trusts	2,899	2,851
Accumulated other comprehensive income (loss)	(2,544)	(2,643)
Common stock held in treasury at cost, $0.01 par value (226,421,560 and 186,412,378 shares)	(7,961)	(5,797)
Common stock issued to employee stock trusts	(2,899)	(2,851)
Total Morgan Stanley shareholders’ equity	78,978	76,050
Noncontrolling interests	1,136	1,127
Total equity	80,114	77,177
Total liabilities and equity	$853,693	$814,949

September 2017 Form 10-Q	46	See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Total Equity (Unaudited)

$ in millions	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$7,520	$20	$23,271	$53,679	$2,851	$(2,643)	$(5,797)	$(2,851)	$1,127	$ 77,177
Cumulative adjustment for accounting changes[1]	—	—	45	(35)	—	—	—	—	—	10
Net income applicable to Morgan Stanley	—	—	—	5,468	—	—	—	—	—	5,468
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	85	85
Dividends	—	—	—	(1,558)	—	—	—	—	—	(1,558)
Shares issued under employee plans	—	—	79	—	48	—	844	(48)	—	923
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(3,008)	—	—	(3,008)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	99	—	—	23	122
Issuance of preferred stock	1,000	—	(6)	—	—	—	—	—	—	994
Other net decreases	—	—	—	—	—	—	—	—	(99)	(99)
Balance at September 30, 2017	$8,520	$20	$23,389	$57,554	$2,899	$(2,544)	$(7,961)	$(2,899)	$1,136	$ 80,114

Balance at December 31, 2015	$7,520	$20	$24,153	$49,204	$2,409	$(1,656)	$(4,059)	$(2,409)	$1,002	$ 76,184
Cumulative adjustment for accounting change related to DVA[2]	—	—	—	312	—	(312)	—	—	—	—
Net adjustment for accounting change related to consolidation[3]	—	—	—	—	—	—	—	—	106	106
Net income applicable to Morgan Stanley	—	—	—	4,313	—	—	—	—	—	4,313
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	130	130
Dividends	—	—	—	(1,284)	—	—	—	—	—	(1,284)
Shares issued under employee plans and related tax effects	—	—	(1,168)	—	430	—	2,106	(430)	—	938
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(2,908)	—	—	(2,908)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	898	—	—	151	1,049
Other net increase (decreases)	—	—	10	—	—	—	—	—	(76)	(66)
Balance at September 30, 2016	$7,520	$20	$22,995	$52,545	$2,839	$(1,070)	$(4,861)	$(2,839)	$1,313	$ 78,462

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

See Notes to Consolidated Financial Statements	47	September 2017 Form 10-Q

Consolidated Cash Flow Statements (Unaudited)

	Nine Months Ended September 30,
$ in millions	2017	2016
Cash flows from operating activities
Net income	$5,553	$4,443
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from equity method investments	—	39
Compensation payable in common stock and options	775	794
Depreciation and amortization	1,340	1,357
Net gain on sale of available-for-sale securities	(27)	(127)
Impairment charges	13	102
Provision for credit losses on lending activities	32	138
Other operating adjustments	(48)	(36)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(18,599)	(20,509)
Securities borrowed	(7,656)	16,136
Securities loaned	(214)	(2,843)
Customer and other receivables and other assets	(6,682)	(2,800)
Customer and other payables and other liabilities	8,196	3,849
Securities purchased under agreements to resell	11,849	(2,922)
Securities sold under agreements to repurchase	(645)	10,244
Net cash provided by (used for) operating activities	(6,113)	7,865

Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(1,177)	(941)
Changes in loans, net	(9,350)	(7,709)
Investment securities:
Purchases	(19,713)	(41,230)
Proceeds from sales	16,111	28,960
Proceeds from paydowns and maturities	5,378	5,956
Other investing activities	(77)	(24)
Net cash provided by (used for) investing activities	(8,828)	(14,988)

Cash flows from financing activities
Net proceeds from (payments for):
Short-term borrowings	64	(1,233)
Noncontrolling interests	(43)	(47)
Other secured financings	1,400	(278)
Deposits	(1,224)	(4,191)
Proceeds from:
Derivatives financing activities	73	—
Issuance of preferred stock, net of issuance costs	994	—
Issuance of long-term borrowings	45,334	27,528
Payments for:
Long-term borrowings	(24,480)	(22,902)
Derivatives financing activities	(73)	(120)
Repurchases of common stock and employee tax withholdings	(3,008)	(2,908)
Cash dividends	(1,562)	(1,311)
Other financing activities	58	—
Net cash provided by (used for) financing activities	17,533	(5,462)
Effect of exchange rate changes on cash and cash equivalents	2,218	1,054
Net increase (decrease) in cash and cash equivalents	4,810	(11,531)
Cash and cash equivalents, at beginning of period	43,381	54,083
Cash and cash equivalents, at end of period	$48,191	$42,552

Cash and cash equivalents include:
Cash and due from banks	$24,047	$26,899
Interest bearing deposits with banks	24,144	15,653
Cash and cash equivalents, at end of period	$48,191	$42,552

Supplemental Disclosure of Cash Flow Information

Cash payments for interest were $3,422 million and $1,784 million.

Cash payments for income taxes, net of refunds, were $967 million and $504 million.

September 2017 Form 10-Q	48	See Notes to Consolidated Financial Statements

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

A description of the clients and principal products and services of each of the Firm’s business segments is as follows:

Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions, and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing and market-making activities in equity and fixed income products, including prime brokerage services, global macro, credit and commodities products. Lending services include originating and/or purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending, and financing extended to equities and commodities customers and municipalities. Other services include investment and research activities.

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

Basis of Financial Information

The unaudited consolidated financial statements (“financial statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the Firm to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill and intangible assets, compensation, deferred tax assets, the outcome of legal and tax matters, allowance for credit losses and other matters that affect its financial statements and related disclosures. The Firm believes that the estimates utilized in the preparation of its financial statements are prudent and reasonable. Actual results could differ materially from these estimates. Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to the current presentation.

The accompanying financial statements should be read in conjunction with the Firm’s consolidated financial statements and notes thereto included in the 2016 Form 10-K. Certain footnote disclosures included in the 2016 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. The financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation

The financial statements include the accounts of the Firm, its wholly owned subsidiaries and other entities in which the Firm has a controlling financial interest, including certain variable interest entities (“VIE”) (see Note 12). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income attributable to noncontrolling interests for such subsidiaries is presented as Net income applicable to noncontrolling interests in the consolidated income statements (“income statements”). The portion of shareholders’ equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests, a component of total equity, in the consolidated balance sheets (“balance sheets”).

For a discussion of the Firm’s involvement with VIEs and its significant regulated U.S. and international subsidiaries, see Notes 1 and 2 to the consolidated financial statements in the 2016 Form 10-K.

49	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

2. Significant Accounting Policies

For a detailed discussion about the Firm’s significant accounting policies, see Note 2 to the consolidated financial statements in the 2016 Form 10-K.

During the nine months ended September 30, 2017 (“current year period”), other than the following, there were no significant updates made to the Firm’s significant accounting policies.

Accounting Standards Adopted

The Firm adopted the following accounting update on January 1, 2017.

•

Improvements to Employee Share-Based Payment Accounting. This accounting update simplifies the accounting for employee share-based payments, including the recognition of forfeitures, the classification of income tax consequences, and the classification within the consolidated cash flow statements (“cash flow statements”).

Beginning in 2017, the income tax consequences related to share-based payments are required to be recognized in Provision for income taxes in the income statements upon the conversion of employee share-based awards instead of additional paid-in capital. The impact of the income tax consequences upon conversion of the awards may be either a benefit or a provision. Conversion of employee share-based awards to Firm shares will primarily occur in the first quarter of each year. The impact of recognizing excess tax benefits upon conversion of awards in the quarter in which the accounting update was adopted (three months ended March 31, 2017) was a $112 million benefit to Provision for income taxes. The classification of cash flows from excess tax benefits was moved from the financing section to the operating section of the cash flow statements, and was applied on a retrospective basis.

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

Goodwill

The Firm completed its annual goodwill impairment testing as of July 1, 2017. The Firm’s impairment testing did not indicate any goodwill impairment, as each of the Firm’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

September 2017 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

3. Fair Values

Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2017
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Trading assets:
U.S. Treasury and agency securities	$27,538	$23,186	$—	$—	$50,724
Other sovereign government obligations[2]	25,428	6,201	104	—	31,733
Corporate and other debt:
State and municipal securities	—	2,123	10	—	2,133
MABS	—	2,399	274	—	2,673
Corporate bonds	—	14,164	419	—	14,583
CDO	—	313	76	—	389
Loans and lending commitments[3]	—	3,423	4,865	—	8,288
Other debt	—	1,041	193	—	1,234
Total corporate and other debt	—	23,463	5,837	—	29,300
Corporate equities[4]	137,028	425	296	—	137,749
Derivative and other contracts:
Interest rate	581	183,561	1,658	—	185,800
Credit	—	8,527	377	—	8,904
Foreign exchange	93	53,842	47	—	53,982
Equity	1,056	44,986	3,402	—	49,444
Commodity and other	1,240	4,929	4,107	—	10,276
Netting[1]	(2,896)	(225,857)	(1,853)	(46,425)	(277,031)
Total derivative and other contracts	74	69,988	7,738	(46,425)	31,375
Investments[5]	316	257	925	—	1,498
Physical commodities	—	157	—	—	157
Total trading assets[5]	190,384	123,677	14,900	(46,425)	282,536
Investment securities— AFS	25,022	29,932	—	—	54,954
Securities purchased under agreements to resell	—	101	—	—	101
Intangible assets	—	3	—	—	3
Total assets at fair value	$215,406	$153,713	$14,900	$(46,425)	$337,594

	At September 30, 2017
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at Fair Value
Deposits	$—	$68	$106	$—	$174
Short-term borrowings	—	658	—	—	658
Trading liabilities:
U.S. Treasury and agency securities	14,574	61	—	—	14,635
Other sovereign government obligations[2]	24,351	1,432	—	—	25,783
Corporate and other debt:
Corporate bonds	—	7,044	6	—	7,050
Other debt	—	342	2	—	344
Total corporate and other debt	—	7,386	8	—	7,394
Corporate equities[4]	54,778	157	51	—	54,986
Derivative and other contracts:
Interest rate	478	165,399	582	—	166,459
Credit	—	9,353	680	—	10,033
Foreign exchange	52	54,198	125	—	54,375
Equity	1,252	47,603	2,171	—	51,026
Commodity and other	1,233	3,879	2,573	—	7,685
Netting[1]	(2,896)	(225,857)	(1,853)	(34,533)	(265,139)
Total derivative and other contracts	119	54,575	4,278	(34,533)	24,439
Total trading liabilities	93,822	63,611	4,337	(34,533)	127,237
Securities sold under agreements to repurchase	—	661	149	—	810
Other secured financings	—	6,264	250	—	6,514
Long-term borrowings	35	43,593	2,603	—	46,231
Total liabilities at fair value	$93,857	$114,855	$7,445	$(34,533)	$181,624

51	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at Fair Value
Trading assets:
U.S. Treasury and agency securities	$27,579	$20,392	$74	$—	$48,045
Other sovereign government obligations	14,005	5,497	6	—	19,508
Corporate and other debt: State and municipal securities	—	2,355	250	—	2,605
MABS	—	1,691	217	—	1,908
Corporate bonds	—	11,051	232	—	11,283
CDO	—	602	63	—	665
Loans and lending commitments[3]	—	3,580	5,122	—	8,702
Other debt	—	1,360	180	—	1,540
Total corporate and other debt	—	20,639	6,064	—	26,703
Corporate equities[4]	131,574	352	446	—	132,372
Derivative and other contracts:
Interest rate	1,131	300,406	1,373	—	302,910
Credit	—	11,727	502	—	12,229
Foreign exchange	231	74,921	13	—	75,165
Equity	1,185	35,736	1,708	—	38,629
Commodity and other	2,808	6,734	3,977	—	13,519
Netting[1]	(4,378)	(353,543)	(1,944)	(51,381)	(411,246)
Total derivative and other contracts	977	75,981	5,629	(51,381)	31,206
Investments[5]	237	197	958	—	1,392
Physical commodities	—	112	—	—	112
Total trading assets[5]	174,372	123,170	13,177	(51,381)	259,338
Investment securities—AFS	29,120	34,050	—	—	63,170
Securities purchased under agreements to resell	—	302	—	—	302
Intangible assets	—	3	—	—	3
Total assets at fair value	$203,492	$157,525	$13,177	$(51,381)	$322,813

	At December 31, 2016
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at Fair Value
Deposits	$—	$21	$42	$—	$63
Short-term borrowings	—	404	2	—	406
Trading liabilities:
U.S. Treasury and agency securities	11,636	61	—	—	11,697
Other sovereign government obligations	20,658	2,430	—	—	23,088
Corporate and other debt:
Corporate bonds	—	5,572	34	—	5,606
Other debt	—	549	2	—	551
Total corporate and other debt	—	6,121	36	—	6,157
Corporate equities[4]	57,847	54	35	—	57,936
Derivative and other contracts:
Interest rate	1,244	285,379	953	—	287,576
Credit	—	12,550	875	—	13,425
Foreign exchange	17	75,510	56	—	75,583
Equity	1,162	37,828	1,524	—	40,514
Commodity and other	2,663	6,845	2,377	—	11,885
Netting[1]	(4,378)	(353,543)	(1,944)	(39,803)	(399,668)
Total derivative and other contracts	708	64,569	3,841	(39,803)	29,315
Physical commodities	—	1	—	—	1
Total trading liabilities	90,849	73,236	3,912	(39,803)	128,194
Securities sold under agreements to repurchase	—	580	149	—	729
Other secured financings	—	4,607	434	—	5,041
Long-term borrowings	47	36,677	2,012	—	38,736
Total liabilities at fair value	$90,896	$115,525	$6,551	$(39,803)	$173,169

MABS—Mortgage- and asset-backed securities

AFS—Available for sale

CDO—Collateralized debt obligations, including collateralized loan obligations

1.

For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Netting.” Positions classified within the same level that are with the same counterparty are netted within that level. For further information on derivative instruments and hedging activities, see Note 4.

2.

During the current year period, the Firm transferred from Level 2 to Level 1 $1.3 billion and $1.8 billion of Trading assets—Other sovereign government obligations and Trading liabilities—Other sovereign government obligations, respectively, due to increased market activity in these instruments.

3.	For further breakdown by type, see the following Loans and Lending Commitments at Fair Value table.
4.	For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.
5.

Amounts exclude certain investments that are measured at fair value using the net asset value (“NAV”) per share, which are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Fair Value of Investments Measured at NAV” herein.

Loans and Lending Commitments at Fair Value

$ in millions	At September 30, 2017	At December 31, 2016
Corporate	$6,441	$7,217
Residential real estate	690	966
Wholesale real estate	1,157	519
Total	$8,288	$8,702

September 2017 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

Unsettled Fair Value of Futures Contracts[1]

$ in millions	At September 30, 2017	At December 31, 2016
Long
Customer and other receivables	$977	$784
Short
Customer and other payables	$140	$174

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the consolidated financial statements in the 2016 Form 10-K. During the current year period, there were no significant updates made to the Firm’s valuation techniques.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2017

(“current quarter”), the three months ended September 30, 2016 (“prior year quarter”), the current year period and the nine months ended September 30, 2016 (“prior year period”). Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the following tables do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Firm within the Level 1 and/or Level 2 categories.

Additionally, both observable and unobservable inputs may be used to determine the fair value of positions that the Firm has classified within the Level 3 category. As a result, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the following tables herein may include changes in fair value during the period that were attributable to both observable and unobservable inputs. Total realized and unrealized gains (losses) are primarily included in Trading revenues in the income statements.

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Current Quarter

$ in millions	Beginning Balance at June 30, 2017	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at September 30, 2017	Unrealized Gains (Losses) at September 30, 2017
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$100	$2	$86	$(82)	$—	$(2)	$104	$1
Corporate and other debt:
State and municipal securities	9	—	4	(3)	—	—	10	—
MABS	264	4	52	(54)	—	8	274	1
Corporate bonds	449	29	120	(144)	—	(35)	419	27
CDO	58	7	20	(15)	(4)	10	76	6
Loans and lending commitments	4,864	25	1,772	(1,431)	(236)	(129)	4,865	17
Other debt	186	5	80	(82)	—	4	193	1
Total corporate and other debt	5,830	70	2,048	(1,729)	(240)	(142)	5,837	52
Corporate equities	500	(9)	24	(268)	—	49	296	—
Net derivative and other contracts[3]:
Interest rate	970	105	13	(29)	33	(16)	1,076	92
Credit	(305)	(33)	7	(9)	35	2	(303)	(33)
Foreign exchange	2	(59)	9	—	17	(47)	(78)	(50)
Equity	1,093	114	60	(77)	79	(38)	1,231	110
Commodity and other	1,509	158	1	(1)	(112)	(21)	1,534	45
Total net derivative and other contracts	3,269	285	90	(116)	52	(120)	3,460	164
Investments	946	(4)	13	(17)	(16)	3	925	(5)
Liabilities at Fair Value
Deposits	$79	$(1)	$—	$32	$—	$(6)	$106	$(1)
Trading liabilities:
Corporate and other debt:
Corporate bonds	13	(2)	(18)	9	—	—	6	(1)
Other debt	2	—	—	—	—	—	2	—
Total corporate and other debt	15	(2)	(18)	9	—	—	8	(1)
Corporate equities	28	1	(10)	24	—	10	51	2
Securities sold under agreements to repurchase	148	(1)	—	—	—	—	149	(1)
Other secured financings	244	(5)	—	2	(1)	—	250	(5)
Long-term borrowings	2,646	(53)	—	679	(49)	(726)	2,603	(47)

1.	Loan originations and consolidations of VIEs are included in purchases and deconsolidations of VIEs are included in settlements.
2.

Amounts related to entering into Net derivatives and other contracts, Deposits, Short-term borrowings, Other secured financings and Long-term borrowings primarily represent issuances. Amounts for other line items primarily represent sales.

3.	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts.

53	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Prior Year Quarter

$ in millions	Beginning Balance at June 30, 2016	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at September 30, 2016	Unrealized Gains (Losses) at September 30, 2016
Assets at Fair Value
Trading assets:
U.S. Treasury and agency securities	$20	$—	$—	$(18)	$—	$6	$8	$—
Other sovereign government obligations	2	—	6	(1)	—	5	12	—
Corporate and other debt:
State and municipal securities	10	1	—	(7)	—	—	4	—
MABS	355	(7)	74	(156)	—	(2)	264	(15)
Corporate bonds	276	(55)	20	(23)	—	(19)	199	(55)
CDO	109	6	9	(38)	—	(1)	85	10
Loans and lending commitments	5,418	(12)	501	(206)	(733)	(813)	4,155	(12)
Other debt	528	—	191	(212)	—	(261)	246	—
Total corporate and other debt	6,696	(67)	795	(642)	(733)	(1,096)	4,953	(72)
Corporate equities	572	(28)	43	(36)	—	(214)	337	(26)
Net derivative and other contracts[3]:
Interest rate	(235)	(60)	3	(15)	11	337	41	(45)
Credit	(1,114)	147	—	—	2	82	(883)	147
Foreign exchange	(1)	(27)	—	—	(42)	(37)	(107)	(27)
Equity	(1,473)	220	31	(39)	567	834	140	239
Commodity and other	1,287	269	—	(14)	(170)	(78)	1,294	104
Total net derivative and other contracts	(1,536)	549	34	(68)	368	1,138	485	418
Investments	974	(41)	2	(8)	(27)	36	936	(36)
Liabilities at Fair Value
Deposits	$30	$1	$—	$5	$—	$(3)	$31	$1
Short-term borrowings	—	—	—	—	—	2	2	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	6	(1)	(3)	2	—	7	13	(1)
Other debt	3	—	—	—	—	—	3	—
Total corporate and other debt	9	(1)	(3)	2	—	7	16	(1)
Corporate equities	26	2	(2)	3	—	(5)	20	—
Securities sold under agreements to repurchase	150	1	—	—	—	—	149	2
Other secured financings	441	(11)	—	—	(2)	—	450	(11)
Long-term borrowings	1,929	(88)	—	193	(147)	(21)	2,042	(87)

1.	Loan originations and consolidations of VIEs are included in purchases and deconsolidations of VIEs are included in settlements.
2.

Amounts related to entering into Net derivatives and other contracts, Deposits, Short-term borrowings, Other secured financings and Long-term borrowings primarily represent issuances. Amounts for other line items primarily represent sales.

3.	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts.

September 2017 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Current Year Period

$ in millions	Beginning Balance at December 31, 2016	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at September 30, 2017	Unrealized Gains (Losses) at September 30, 2017
Assets at Fair Value
Trading assets:
U.S. Treasury and agency securities	$74	$(1)	$—	$(240)	$—	$167	$—	$—
Other sovereign government obligations	6	—	104	(5)	—	(1)	104	—
Corporate and other debt:
State and municipal securities	250	3	6	(81)	—	(168)	10	—
MABS	217	49	120	(120)	(16)	24	274	13
Corporate bonds	232	30	310	(205)	—	52	419	(6)
CDO	63	6	33	(18)	(7)	(1)	76	3
Loans and lending commitments	5,122	88	2,470	(1,927)	(964)	76	4,865	85
Other debt	180	31	94	(160)	—	48	193	6
Total corporate and other debt	6,064	207	3,033	(2,511)	(987)	31	5,837	101
Corporate equities	446	8	74	(604)	—	372	296	3
Net derivative and other contracts[3]:
Interest rate	420	137	36	(42)	658	(133)	1,076	146
Credit	(373)	(18)	6	(9)	96	(5)	(303)	(34)
Foreign exchange	(43)	(92)	9	—	48	—	(78)	(72)
Equity	184	168	816	(231)	209	85	1,231	277
Commodity and other	1,600	523	13	(21)	(431)	(150)	1,534	88
Total net derivative and other contracts	1,788	718	880	(303)	580	(203)	3,460	405
Investments	958	16	96	(44)	(78)	(23)	925	10
Liabilities at Fair Value
Deposits	$42	$(2)	$—	$62	$—	$—	$106	$(2)
Short-term borrowings	2	—	—	—	(2)	—	—	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	34	(1)	(54)	98	—	(73)	6	—
Other debt	2	—	(1)	1	—	—	2	—
Total corporate and other debt	36	(1)	(55)	99	—	(73)	8	—
Corporate equities	35	—	(69)	27	—	58	51	(1)
Securities sold under agreements to repurchase	149	—	—	—	—	—	149	1
Other secured financings	434	(28)	—	54	(223)	(43)	250	(21)
Long-term borrowings	2,012	(142)	—	1,418	(326)	(643)	2,603	(136)

1.	Loan originations and consolidations of VIEs are included in purchases and deconsolidations of VIEs are included in settlements.
2.

Amounts related to entering into Net derivatives and other contracts, Deposits, Short-term borrowings, Other secured financings and Long-term borrowings primarily represent issuances. Amounts for other line items primarily represent sales.

3.	Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts.

55	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Prior Year Period

$ in millions	Beginning Balance at December 31, 2015	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at September 30, 2016	Unrealized Gains (Losses) at September 30, 2016
Assets at Fair Value
Trading assets:
U.S. Treasury and agency securities	$—	$—	$3	$(37)	$—	$42	$8	$—
Other sovereign government obligations	4	—	10	(6)	—	4	12	—
Corporate and other debt:
State and municipal securities	19	—	—	(16)	—	1	4	—
MABS	438	(35)	88	(314)	—	87	264	(31)
Corporate bonds	267	(4)	146	(276)	—	66	199	(17)
CDO	430	9	13	(295)	—	(72)	85	16
Loans and lending commitments	5,936	(65)	921	(860)	(986)	(791)	4,155	(51)
Other debt	448	1	92	(35)	—	(260)	246	65
Total corporate and other debt	7,538	(94)	1,260	(1,796)	(986)	(969)	4,953	(18)
Corporate equities	434	(57)	62	(324)	—	222	337	(80)
Net derivative and other contracts[3]:
Interest rate	260	257	3	(15)	(59)	(405)	41	(156)
Credit	(844)	(255)	1	—	155	60	(883)	(277)
Foreign exchange	141	(104)	—	—	(224)	80	(107)	(102)
Equity	(2,031)	334	816	(168)	1,083	106	140	172
Commodity and other	1,050	377	33	(20)	(312)	166	1,294	162
Total net derivative and other contracts	(1,424)	609	853	(203)	643	7	485	(201)
Investments	707	(60)	374	(37)	(67)	19	936	(63)
Intangible assets	5	—	—	—	—	(5)	—	—

Liabilities at Fair Value
Deposits	$19	$(1)	$—	$15	$—	$(4)	$31	$(1)
Short-term borrowings	1	—	—	—	(1)	2	2	—
Trading liabilities:
Corporate and other debt:
Corporate bonds	—	(3)	(7)	32	—	(15)	13	(3)
Other debt	4	—	(1)	—	—	—	3	—
Total corporate and other debt	4	(3)	(8)	32	—	(15)	16	(3)
Corporate equities	18	4	(37)	14	—	29	20	32
Securities sold under agreements to repurchase	151	2	—	—	—	—	149	3
Other secured financings	461	(42)	—	69	(44)	(78)	450	(42)
Long-term borrowings	1,987	(103)	—	366	(262)	(152)	2,042	91

1.	Loan originations and consolidations of VIEs are included in purchases and deconsolidations of VIEs are included in settlements.
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

September 2017 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

Valuation Techniques and Sensitivity of Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements

	Predominant Valuation Techniques/ Significant Unobservable Inputs	Range (Weighted Average or Simple Average/Median)[1]
$ in millions		At September 30, 2017	At December 31, 2016
Recurring Fair Value Measurement
Assets at Fair Value
U.S. Treasury and agency securities ($— and $74)
Comparable pricing:	Comparable bond price	N/A	96 to 105 points (102 points)
Other sovereign government obligations ($104 and $6)
Comparable pricing:	Comparable bond price	86 to 97 points (88 points)	N/M
State and municipal securities ($10 and $250)
Comparable pricing:	Comparable bond price	N/M	53 to 100 points (91 points)
MABS ($274 and $217)
Comparable pricing:	Comparable bond price	0 to 100 points (33 points)	0 to 86 points (27 points)
Corporate bonds ($419 and $232)
Comparable pricing:	Comparable bond price	3 to 132 points (60 points)	3 to 130 points (70 points)
Discounted cash flow:	Recovery rate	5% to 33% (25%)	N/A
Option model:	At the money volatility	16% to 35% (25%)	23% to 33% (30%)
CDO ($76 and $63)
Comparable pricing:	Comparable bond price	15 to 101 points (66 points)	0 to 103 points (50 points)
Correlation model:	Credit correlation	43% to 54% (51%)	N/M
Loans and lending commitments ($4,865 and $5,122)
Corporate loan model:	Credit spread	N/M	402 to 672 bps (557 bps)
Expected recovery:	Asset coverage	37% to 100% (83%)	43% to 100% (83%)
Margin loan model:	Discount rate	1% to 3% (1%)	2% to 8% (3%)
	Volatility skew	8% to 43% (19%)	21% to 63% (33%)
Comparable pricing:	Comparable loan price	46 to 102 points (92 points)	45 to 100 points (84 points)
Discounted cash flow:	Implied weighted average cost of capital	N/M	5%
	Capitalization rate	N/M	4% to 10% (4%)
Other debt ($193 and $180)
Option model:	At the money volatility	17% to 52% (47%)	16% to 52% (52%)
Discounted cash flow:	Discount rate	7% to 18% (9%)	7% to 12% (11%)
Comparable pricing:	Comparable loan price	1 to 5 points (2 points)	1 to 74 points (23 points)
Corporate equities ($296 and $446)
Comparable pricing:	Comparable equity price	100%	100%
Net derivative and other contracts[2]:
Interest rate ($1,076 and $420)
Option model:	Interest rate — Foreign exchange correlation	N/M	28% to 58% (44% / 43%)
	Interest rate volatility skew	29% to 106% (44% / 44%)	19% to 117% (55% / 56%)
	Interest rate quanto correlation	N/M	-17% to 31% (1% / -5%)
	Interest rate curve correlation	30% to 96% (75% / 78%)	28% to 96% (68% / 72%)
	Inflation volatility	24% to 64% (45% / 43%)	23% to 55% (40% / 39%)
	Interest rate curve	1% to 2% (1% / 1%)	N/M
Credit ($(303) and $(373))
Comparable pricing:	Cash synthetic basis	14 to 15 points (14 points)	5 to 12 points (11 points)
	Comparable bond price	0 to 70 points (25 points)	0 to 70 points (23 points)
Correlation model:	Credit correlation	29% to 99% (51%)	32% to 70% (45%)
Foreign exchange[3] ($(78) and $(43))
Option model:	Interest rate — Foreign exchange correlation	27% to 59% (44% / 44%)	28% to 58% (44% / 43%)
	Interest rate volatility skew	N/M	34% to 117% (55% / 56%)
	Contingency probability	95%	N/M
	Interest rate quanto correlation	N/M	-17% to 31% (1% / -5%)

57	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Predominant Valuation Techniques/ Significant Unobservable Inputs	Range (Weighted Average or Simple Average/Median)[1]
$ in millions		At September 30, 2017	At December 31, 2016
Equity[3] ($1,231 and $184)
Option model:	At the money volatility	5% to 55% (36%)	7% to 66% (33%)
	Volatility skew	-3% to 0% (-1%)	-4% to 0% (-1%)
	Equity — Equity correlation	5% to 99% (73%)	25% to 99% (73%)
	Equity — Foreign exchange correlation	-70% to 30% (-28%)	-63% to 30% (-43%)
	Equity — Interest rate correlation	-7% to 52% (17% / 21%)	-8% to 52% (12% / 4%)
Commodity and other ($1,534 and $1,600)
Option model:	Forward power price	$6 to $84 ($30) per MWh	$7 to $90 ($32) per MWh
	Commodity volatility	5% to 56% (16%)	6% to 130% (18%)
	Cross-commodity correlation	5% to 99% (92%)	5% to 99% (92%)
Investments ($925 and $958)
Discounted cash flow:	Implied weighted average cost of capital	N/M	10%
	Exit multiple	N/M	10 to 24 times (11 times)
Market approach:	EBITDA multiple	6 to 24 times (12 times)	6 to 24 times (12 times)
Comparable pricing:	Comparable equity price	45% to 100% (90%)	75% to 100% (93%)
Liabilities at Fair Value
Deposits ($106 and $42)
Option model:	At the money volatility	15% to 37% (32%)	N/M
	Volatility skew	-1% to 0% (-1%)	N/M
Securities sold under agreements to repurchase ($149 and $149)
Discounted cash flow:	Funding spread	145 to 154 bps (151 bps)	118 to 127 bps (121 bps)
Other secured financings ($250 and $434)
Discounted cash flow:	Funding spread	38 to 81 bps (60 bps)	63 to 92 bps (78 bps)
Option model:	Volatility skew	-1%	-1%
	At the money volatility	10% to 40% (25%)	N/M
Comparable pricing:	Comparable bond price	14 to 58 points (30 points)	N/M
Discounted cash flow:	Discount rate	N/M	4%
Long-term borrowings ($2,603 and $2,012)
Option model:	At the money volatility	5% to 35% (21%)	7% to 42% (30%)
	Volatility skew	-3% to 0% (-1%)	-2% to 0% (-1%)
	Equity — Equity correlation	36% to 98% (88%)	35% to 99% (84%)
	Equity — Foreign exchange correlation	-51% to 10% (-32%)	-63% to 13% (-40%)
Option model:	Interest rate volatility skew	29% to 106% (44% / 44%)	25%
	Equity volatility discount	8% to 11% (9% / 8%)	7% to 11% (10% / 10%)
	Interest rate — Foreign exchange correlation	21% to 22% (23% / 22%)	N/M
Comparable pricing:	Comparable equity price	100%	N/M
Nonrecurring Fair Value Measurement
Assets at Fair Value
Loans ($1,448 and $2,443)
Corporate loan model:	Credit spread	86 to 563 bps (229 bps)	90 to 487 bps (208 bps)
Expected recovery:	Asset coverage	73% to 95% (84%)	73% to 99% (97%)

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

3.	Includes derivative contracts with multiple risks (i.e., hybrid products).

September 2017 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

For a description of the Firm’s significant unobservable inputs and related sensitivity, see Note 3 to the consolidated financial statements in the 2016 Form 10-K. The following significant unobservable inputs were added during the current year period.

•

Contingency probability—probability associated with the realization of an underlying event upon which the value of an asset is contingent. In general, an increase (decrease) to the contingency probability for an asset would result in a higher (lower) fair value.

•

Recovery rate—amount expressed as a percentage of par that is expected to be received when a credit event occurs. In general, an increase (decrease) to the recovery rate for an asset would result in a higher (lower) fair value.

Fair Value of Investments Measured at NAV

For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds measured at fair value based on NAV, see Note 3 to the consolidated financial statements in the 2016 Form 10-K.

Investments in Certain Funds Measured at NAV per Share

	At September 30, 2017		At December 31, 2016
$ in millions	Fair Value	Commitment	Fair Value	Commitment
Private equity	$1,580	$359	$1,566	$335
Real estate	885	168	1,103	136
Hedge[1]	87	4	147	4
Total	$2,552	$531	$2,816	$475

1.

Investments in hedge funds may be subject to initial period lock-up or gate provisions, which restrict an investor from withdrawing from the fund during a certain initial period or restrict the redemption amount on any redemption date, respectively.

Nonredeemable Funds by Contractual Maturity

	Fair Value at September 30, 2017
$ in millions	Private Equity	Real Estate
Less than 5 years	$408	$77
5-10 years	1,005	490
Over 10 years	167	318
Total	$1,580	$885

Fair Value Option

The Firm elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.

Earnings Impact of Instruments under the Fair Value Option

$ in millions	Trading Revenues	Interest Income (Expense)	Net Revenues
Three Months Ended September 30, 2017
Securities purchased under agreements to resell	$(1)	$1	$—
Deposits	(1)	—	(1)
Short-term borrowings	(7)	—	(7)
Securities sold under agreements to repurchase	6	(5)	1
Long-term borrowings	(957)	(107)	(1,064)
Three Months Ended September 30, 2016
Securities purchased under agreements to resell	$(1)	$2	$1
Deposits	2	—	2
Short-term borrowings	(39)	—	(39)
Securities sold under agreements to repurchase	7	(4)	3
Long-term borrowings	(1,068)	(116)	(1,184)
Nine Months Ended September 30, 2017
Securities purchased under agreements to resell	$(2)	$3	$1
Deposits	(2)	—	(2)
Short-term borrowings	(16)	(1)	(17)
Securities sold under agreements to repurchase	5	(13)	(8)
Long-term borrowings	(3,468)	(337)	(3,805)
Nine Months Ended September 30, 2016
Securities purchased under agreements to resell	$(2)	$6	$4
Deposits	(1)	(1)	(2)
Short-term borrowings	(3)	—	(3)
Securities sold under agreements to repurchase	(5)	(9)	(14)
Long-term borrowings	(3,322)	(385)	(3,707)

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

59	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2017		2016
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Short-term and long-term borrowings[1]	$9	$(226)	$(5)	$(140)
Securities sold under agreements to repurchase[1]	—	(3)	—	(3)
Loans and other debt[2]	49	—	26	—
Lending commitments[3]	—	—	—	—

	Nine Months Ended September 30,
	2017		2016
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Short-term and long-term borrowings[1]	$1	$(493)	$36	$405
Securities sold under agreements to repurchase[1]	—	(6)	—	—
Loans and other debt[2]	94	—	(88)	—
Lending commitments[3]	—	—	3	—

$ in millions	At September 30, 2017	At December 31, 2016
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(1,420)	$(921)

OCI—Other comprehensive income (loss)
1.

Unrealized DVA gains (losses) are recorded in OCI and, when realized, in Trading revenues. See Note 2 to the consolidated financial statements in the 2016 Form 10-K and Note 14 for further information.

2.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
3.	Gains (losses) on lending commitments were generally determined based on the difference between estimated expected client yields and contractual yields at each respective period-end.

Short-Term and Long-Term Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At September 30, 2017	At December 31, 2016
Business Unit Responsible for Risk Management
Equity	$25,300	$21,066
Interest rates	19,822	16,051
Foreign exchange	782	1,114
Credit	753	647
Commodities	232	264
Total	$46,889	$39,142

Excess of Contractual Principal Amount Over Fair Value

$ in millions	At September 30, 2017	At December 31, 2016
Loans and other debt[1]	$12,911	$13,495
Loans 90 or more days past due and/or on nonaccrual status[1]	11,116	11,502
Short-term and long-term borrowings[2]	906	720

1.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.
2.	Short-term and long-term borrowings do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.

Fair Value Loans on Nonaccrual Status

$ in millions	At September 30, 2017	At December 31, 2016
Nonaccrual loans	$1,429	$1,536
Nonaccrual loans 90 or more days past due	$760	$787

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

September 2017 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Gains (Losses)1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Assets
Loans[2]	$—	$111	$41	$41
Other Assets—Other investments[3]	(6)	(3)	(6)	(44)
Other assets—Premises, equipment and software costs[4]	(1)	(29)	(7)	(56)
Intangible assets[5]	—	(2)	—	(2)
Total	$(7)	$77	$28	$(61)
Liabilities
Other liabilities and accrued expenses— Lending commitments[2]	$4	$52	$64	$98
Total	$4	$52	$64	$98

1.

Gains and losses for Loans and Other assets—Other investments are classified in Other revenues. For other items, gains and losses are recorded in Other revenues if the item is held for sale, otherwise in Other expenses.

2.

Nonrecurring changes in the fair value of loans and lending commitments were calculated as follows: for the held for investment category, based on the value of the underlying collateral; and for the held for sale category, based on recently executed transactions, market price quotations, valuation models that incorporate market observable inputs where possible, such as comparable loan or debt prices and credit default swap spread levels adjusted for any basis difference between cash and derivative instruments, or default recovery analysis where such transactions and quotations are unobservable.

3.

Losses related to Other assets—Other investments were determined using techniques that included discounted cash flow models, methodologies that incorporate multiples of certain comparable companies and recently executed transactions.

4.	Losses related to Other assets—Premises, equipment and software costs were determined using techniques that included a default recovery analysis and recently executed transactions.
5.	Losses related to Intangible assets were determined using techniques that included discounted cash flow models and methodologies that incorporate multiples of certain comparable companies.

Carrying and Fair Values

	At September 30, 2017
		Fair Value by Level
$ in millions	Total	Level 2	Level 3[1]
Assets
Loans	$2,713	$1,265	$1,448
Other Assets—Other investments	42	—	42
Total assets	$2,755	$1,265	$1,490
Liabilities
Other liabilities and accrued expenses— Lending commitments	$196	$154	$42
Total liabilities	$196	$154	$42

	At December 31, 2016
		Fair Value by Level
$ in millions	Total	Level 2	Level 3[1]
Assets
Loans	$4,913	$2,470	$2,443
Other assets—Other investments	123	—	123
Other assets—Premises, equipment and software costs	25	22	3
Total assets	$5,061	$2,492	$2,569
Liabilities
Other liabilities and accrued expenses— Lending commitments	$226	$166	$60
Total liabilities	$226	$166	$60

1.

For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Financial Instruments Not Measured at Fair Value

	At September 30, 2017
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$24,047	$24,047	$—	$—	$24,047
Interest bearing deposits with banks	24,144	24,144	—	—	24,144
Investment securities—HTM	24,132	11,260	12,250	247	23,757
Securities purchased under agreements to resell	90,005	—	85,679	4,282	89,961
Securities borrowed	132,892	—	132,883	10	132,893
Customer and other receivables[1]	48,579	—	44,340	4,115	48,455
Loans[2]	104,431	—	19,476	86,223	105,699
Other assets[3]	32,731	32,731	—	—	32,731
Financial Liabilities
Deposits	$154,465	$—	$154,465	$—	$154,465
Short-term borrowings	429	—	429	—	429
Securities sold under agreements to repurchase	53,173	—	48,505	4,656	53,161
Securities loaned	15,630	—	15,240	402	15,642
Other secured financings	7,730	—	6,440	1,297	7,737
Customer and other payables[1]	195,304	—	195,304	—	195,304
Long-term borrowings	145,446	—	150,625	39	150,664

61	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from banks	$22,017	$22,017	$—	$—	$22,017
Interest bearing deposits with banks	21,364	21,364	—	—	21,364
Investment securities— HTM	16,922	5,557	10,896	—	16,453
Securities purchased under agreements to resell	101,653	—	97,825	3,830	101,655
Securities borrowed	125,236	—	125,093	147	125,240
Customer and other receivables[1]	41,679	—	36,962	4,575	41,537
Loans[2]	94,248	—	20,906	74,121	95,027
Other assets[3]	33,979	33,979	—	—	33,979

Financial Liabilities
Deposits	$155,800	$—	$155,800	$—	$155,800
Short-term borrowings	535	—	535	—	535
Securities sold under agreements to repurchase	53,899	—	50,941	2,972	53,913
Securities loaned	15,844	—	15,853	—	15,853
Other secured financings	6,077	—	4,792	1,290	6,082
Customer and other payables[1]	187,497	—	187,497	—	187,497
Long-term borrowings	126,039	—	129,826	51	129,877

HTM—Held to maturity

1.	Accrued interest, fees, and dividend receivables and payables where carrying value approximates fair value have been excluded.
2.	Amounts include loans measured at fair value on a nonrecurring basis.
3.	Cash deposited with clearing organizations or segregated under federal and other regulations or requirements.

Lending Commitments—Held for Investment and Held for Sale

$ in millions	Commitment amount[1]	Fair Value
		Total	Level 2	Level 3
September 30, 2017	$96,939	$1,084	$636	$448
December 31, 2016	97,409	1,241	973	268

1.	For further discussion on lending commitments, see Note 11.

The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers. For further discussion of the contents and valuation techniques of financial instruments not measured at fair value, see Note 3 to the consolidated financial statements in the 2016 Form 10-K. During the current year period, there were no significant updates made to the Firm’s valuation techniques for financial instruments not measured at fair value.

September 2017 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

4. Derivative Instruments and Hedging Activities

Derivative Fair Values

At September 30, 2017

	Assets
$ in millions	Bilateral OTC	Cleared OTC[1]	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$1,380	$1	$—	$1,381
Foreign exchange contracts	93	9	—	102
Total	1,473	10	—	1,483
Not designated as accounting hedges
Interest rate contracts	177,955	6,223	241	184,419
Credit contracts	6,599	2,305	—	8,904
Foreign exchange contracts	53,024	763	93	53,880
Equity contracts	26,915	—	22,529	49,444
Commodity and other contracts	8,117	—	2,159	10,276
Total	272,610	9,291	25,022	306,923
Total gross derivatives	$274,083	$9,301	$25,022	$308,406
Amounts offset
Counterparty netting	(206,283)	(6,917)	(21,470)	(234,670)
Cash collateral netting	(40,379)	(1,982)	—	(42,361)
Total in Trading assets	$27,421	$402	$3,552	$31,375
Amounts not offset[2]
Financial instruments collateral	(12,241)	—	—	(12,241)
Other cash collateral	(13)	—	—	(13)
Net amounts[3]	$15,167	$402	$3,552	$19,121
Not subject to legally enforceable master netting or collateral agreements[3]
Derivative assets				$3,848

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC[1]	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$66	$—	$—	$66
Foreign exchange contracts	47	21	—	68
Total	113	21	—	134
Not designated as accounting hedges
Interest rate contracts	161,790	4,419	184	166,393
Credit contracts	7,475	2,558	—	10,033
Foreign exchange contracts	53,580	675	52	54,307
Equity contracts	29,189	—	21,837	51,026
Commodity and other contracts	5,596	—	2,089	7,685
Total	257,630	7,652	24,162	289,444
Total gross derivatives	$257,743	$7,673	$24,162	$289,578
Amounts offset
Counterparty netting	(206,283)	(6,917)	(21,470)	(234,670)
Cash collateral netting	(30,021)	(448)	—	(30,469)
Total in Trading liabilities	$21,439	$308	$2,692	$24,439
Amounts not offset[2]
Financial instruments collateral	(5,035)	—	(497)	(5,532)
Other cash collateral	(10)	(81)	—	(91)
Net amounts[3]	$16,394	$227	$2,195	$18,816
Not subject to legally enforceable master netting or collateral agreements[3]
Derivative liabilities				$3,508

At December 31, 2016

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$1,924	$1,049	$—	$2,973
Foreign exchange contracts	249	18	—	267
Total	2,173	1,067	—	3,240
Not designated as accounting hedges
Interest rate contracts	200,336	99,217	384	299,937
Credit contracts	9,837	2,392	—	12,229
Foreign exchange contracts	73,645	1,022	231	74,898
Equity contracts	20,710	—	17,919	38,629
Commodity and other contracts	9,792	—	3,727	13,519
Total	314,320	102,631	22,261	439,212
Total gross derivatives	$316,493	$103,698	$22,261	$442,452
Amounts offset
Counterparty netting	(243,488)	(100,477)	(19,607)	(363,572)
Cash collateral netting	(45,875)	(1,799)	—	(47,674)
Total in Trading assets	$27,130	$1,422	$2,654	$31,206
Amounts not offset[2]
Financial instruments collateral	(10,293)	—	—	(10,293)
Other cash collateral	(124)	—	—	(124)
Net amounts[3]	$16,713	$1,422	$2,654	$20,789
Not subject to legally enforceable master netting or collateral agreements[3]
Derivative assets				$3,656

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$77	$647	$—	$724
Foreign exchange contracts	15	25	—	40
Total	92	672	—	764
Not designated as accounting hedges
Interest rate contracts	183,063	103,392	397	286,852
Credit contracts	11,024	2,401	—	13,425
Foreign exchange contracts	74,575	952	16	75,543
Equity contracts	22,531	—	17,983	40,514
Commodity and other contracts	8,303	—	3,582	11,885
Total	299,496	106,745	21,978	428,219
Total gross derivatives	$299,588	$107,417	$21,978	$428,983
Amounts offset
Counterparty netting	(243,488)	(100,477)	(19,607)	(363,572)
Cash collateral netting	(30,405)	(5,691)	—	(36,096)
Total in Trading liabilities	$25,695	$1,249	$2,371	$29,315
Amounts not offset[2]
Financial instruments collateral	(7,638)	—	(585)	(8,223)
Other cash collateral	(10)	(1)	—	(11)
Net amounts[3]	$18,047	$1,248	$1,786	$21,081
Not subject to legally enforceable master netting or collateral agreements[3]
Derivative liabilities				$3,497

63	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

OTC—Over-the-counter

1.

Effective in the first quarter of 2017, the Chicago Mercantile Exchange amended its rulebook for cleared OTC derivatives, resulting in the characterization of variation margin transfers as settlement payments as opposed to cash posted as collateral. In the quarter of adoption, the cleared OTC gross derivative assets and liabilities, and related counterparty and cash collateral netting amounts in total decreased by approximately $13 billion and $20 billion, respectively. Effective in the third quarter of 2017, derivatives cleared through LCH Clearnet Limited became subject to the rulebook under which variation margin transfers are settlement payments. As a result, cleared OTC gross derivative assets and liabilities, and related counterparty and cash collateral netting amounts in total decreased by approximately $62 billion and $59 billion, respectively.

2.

Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

3.

Net amounts include transactions that are either not subject to master netting agreements or collateral agreements, or are subject to such agreements but the Firm has not determined the agreements to be legally enforceable.

See Note 3 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the table above.

Derivative Notionals

At September 30, 2017

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$24	$44	$—	$68
Foreign exchange contracts	6	1	—	7
Total	30	45	—	75
Not designated as accounting hedges
Interest rate contracts	3,952	6,675	2,880	13,507
Credit contracts	242	110	—	352
Foreign exchange contracts	2,224	77	30	2,331
Equity contracts	388	—	323	711
Commodity and other contracts	85	—	80	165
Total	6,891	6,862	3,313	17,066
Total gross derivatives	$6,921	$6,907	$3,313	$17,141

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$2	$97	$—	$99
Foreign exchange contracts	3	1	—	4
Total	5	98	—	103
Not designated as accounting hedges
Interest rate contracts	3,919	6,749	1,028	11,696
Credit contracts	271	92	—	363
Foreign exchange contracts	2,137	74	14	2,225
Equity contracts	409	—	381	790
Commodity and other contracts	67	—	69	136
Total	6,803	6,915	1,492	15,210
Total gross derivatives	$6,808	$7,013	$1,492	$15,313

At December 31, 2016

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$30	$38	$—	$68
Foreign exchange contracts	6	—	—	6
Total	36	38	—	74
Not designated as accounting hedges
Interest rate contracts	3,586	6,224	2,586	12,396
Credit contracts	333	112	—	445
Foreign exchange contracts	1,580	52	13	1,645
Equity contracts	338	—	242	580
Commodity and other contracts	67	—	79	146
Total	5,904	6,388	2,920	15,212
Total gross derivatives	$5,940	$6,426	$2,920	$15,286

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$2	$52	$—	$54
Foreign exchange contracts	1	1	—	2
Total	3	53	—	56
Not designated as accounting hedges
Interest rate contracts	3,462	6,087	897	10,446
Credit contracts	359	96	—	455
Foreign exchange contracts	1,557	48	14	1,619
Equity contracts	321	—	273	594
Commodity and other contracts	78	—	59	137
Total	5,777	6,231	1,243	13,251
Total gross derivatives	$5,780	$6,284	$1,243	$13,307

For information related to offsetting of certain collateralized transactions, see Note 6. For a discussion of the Firm’s derivative instruments and hedging activities, see Note 4 to the consolidated financial statements in the 2016 Form 10-K.

Gains (Losses) on Fair Value Hedges

	Recognized in Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Derivatives	$(218)	$(733)	$(878)	$2,386
Borrowings	175	790	670	(2,492)
Total	$(43)	$57	$(208)	$(106)

September 2017 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

Gains (Losses) on Net Investment Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Foreign exchange contracts
Effective portion—OCI	$(88)	$(60)	$(340)	$(396)
Forward points excluded from hedge effectiveness testing—Interest income	$(3)	$(20)	$(22)	$(59)

Trading Revenues by Product Type

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Interest rate contracts	$648	$357	$1,693	$983
Foreign exchange contracts	181	170	613	769
Equity security and index contracts[1]	1,416	1,415	4,875	4,360
Commodity and other contracts	223	63	522	(61)
Credit contracts	236	604	1,167	1,369
Total	$2,704	$2,609	$8,870	$7,420

1.	Dividend income is included within equity security and index contracts.

The previous table summarizes gains and losses included in Trading revenues in the income statements. These activities include revenues related to derivative and non-derivative financial instruments. The Firm generally utilizes financial instruments across a variety of product types in connection with its market-making and related risk management strategies. Accordingly, the trading revenues presented in the previous table are not representative of the manner in which the Firm manages its business activities and are prepared in a manner similar to the presentation of trading revenues for regulatory reporting purposes.

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

Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2017	At December 31, 2016
Net derivative liabilities with credit risk-related contingent features	$19,359	$22,939
Collateral posted	14,499	17,040

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

Incremental Collateral or Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2017[1]
One-notch downgrade	$592
Two-notch downgrade	512

1.

Amounts include $873 million related to bilateral arrangements between the Firm and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are used by the Firm to manage the risk of counterparty downgrades.

Credit Derivatives and Other Credit Contracts

The Firm enters into credit derivatives, principally credit default swaps, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.

For further information on credit derivatives and other credit contracts, see Note 4 to the consolidated financial statements in the 2016 Form 10-K.

Protection Sold and Purchased with Credit Default Swaps

	At September 30, 2017
	Protection Sold		Protection Purchased
$ in millions	Notional	Fair Value (Asset)/ Liability	Notional	Fair Value (Asset)/ Liability
Credit default swaps
Single name	$173,202	$(1,400)	$189,290	$1,803
Index and basket	145,107	(237)	141,565	264
Tranched index and basket	22,049	(367)	44,193	1,066
Total	$340,358	$(2,004)	$375,048	$3,133
Portion of single name and non-tranched index and basket with identical underlying reference obligations	$315,931	—	$327,959	—

65	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
	Protection Sold		Protection Purchased
$ in millions	Notional	Fair Value (Asset)/ Liability	Notional	Fair Value (Asset)/ Liability
Credit default swaps
Single name	$266,918	$(753)	$269,623	$826
Index and basket	130,383	374	122,061	(481)
Tranched index and basket	32,429	(670)	78,505	1,900
Total	$429,730	$(1,049)	$470,189	$2,245
Portion of single name and non-tranched index and basket with identical underlying reference obligations	$395,536	—	$389,221	—

Fair value amounts as shown in the table below are on a gross basis prior to cash collateral or counterparty netting. In order to provide an indication of the current payment status or performance risk of the credit default swaps, a breakdown of credit default swaps based on the Firm’s internal credit ratings by investment grade and non-investment grade is provided. Internal credit ratings serve as the Credit Risk Management Department’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.

Credit Ratings of Reference Obligation and Maturities of Credit Protection Sold

	At September 30, 2017
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name credit default swaps
Investment grade	$46,372	$44,877	$21,662	$11,411	$124,322	$(1,220)
Non-investment grade	20,527	19,378	6,959	2,016	48,880	(180)
Total single name credit default swaps	66,899	64,255	28,621	13,427	173,202	(1,400)
Index and basket credit default swaps
Investment grade	23,097	13,752	28,918	19,124	84,891	(885)
Non-investment grade	28,650	7,293	25,129	21,193	82,265	281
Total index and basket credit default swaps	51,747	21,045	54,047	40,317	167,156	(604)
Total credit default swaps sold	$118,646	$85,300	$82,668	$53,744	$340,358	$(2,004)
Other credit contracts	14	—	—	135	149	13
Total credit derivatives and other credit contracts	$118,660	$85,300	$82,668	$53,879	$340,507	$(1,991)

	At December 31, 2016
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name credit default swaps
Investment grade	$79,449	$70,796	$34,529	$10,293	$195,067	$(1,060)
Non-investment grade	34,571	25,820	10,436	1,024	71,851	307
Total single name credit default swaps	$114,020	$96,616	$44,965	$11,317	$266,918	$(753)
Index and basket credit default swaps
Investment grade	$26,530	$21,388	$35,060	$9,096	$92,074	$(846)
Non-investment grade	26,135	22,983	11,759	9,861	70,738	550
Total index and basket credit default swaps	$52,665	$44,371	$46,819	$18,957	$162,812	$(296)
Total credit default swaps sold	$166,685	$140,987	$91,784	$30,274	$429,730	$(1,049)
Other credit contracts	49	6	—	215	270	—
Total credit derivatives and other credit contracts	$166,734	$140,993	$91,784	$30,489	$430,000	$(1,049)

September 2017 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

5. Investment Securities

The following tables present information about the Firm’s AFS securities, which are carried at fair value, and HTM securities, which are carried at amortized cost. The net unrealized gains or losses on AFS securities are reported on an after-tax basis as a component of AOCI.

AFS and HTM Securities

	At September 30, 2017
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$24,706	$—	$425	$24,281
U.S. agency securities[1]	24,018	42	164	23,896
Total U.S. government and agency securities	48,724	42	589	48,177
Corporate and other debt:
CMBS:
Agency	1,452	2	42	1,412
Non-agency	1,215	4	7	1,212
Corporate bonds	1,486	13	7	1,492
CLO	434	1	—	435
FFELP student loan ABS[2]	2,217	13	8	2,222
Total corporate and other debt	6,804	33	64	6,773
Total AFS debt securities	55,528	75	653	54,950
AFS equity securities	15	—	11	4
Total AFS securities	55,543	75	664	54,954
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	11,501	7	249	11,259
U.S. agency securities[1]	12,384	18	151	12,251
Total U.S. government and agency securities	23,885	25	400	23,510
Corporate and other debt:
CMBS:
Non-agency	247	1	1	247
Total corporate and other debt	247	1	1	247
Total HTM securities	24,132	26	401	23,757
Total investment securities	$79,675	$101	$1,065	$78,711

	At December 31, 2016
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$28,371	$1	$545	$27,827
U.S. agency securities[1]	22,348	14	278	22,084
Total U.S. government and agency securities	50,719	15	823	49,911
Corporate and other debt:
CMBS:
Agency	1,850	2	44	1,808
Non-agency	2,250	11	16	2,245
Auto loan ABS	1,509	1	1	1,509
Corporate bonds	3,836	7	22	3,821
CLO	540	—	1	539
FFELP student loan ABS[2]	3,387	5	61	3,331
Total corporate and other debt	13,372	26	145	13,253
Total AFS debt securities	64,091	41	968	63,164
AFS equity securities	15	—	9	6
Total AFS securities	64,106	41	977	63,170
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	5,839	1	283	5,557
U.S. agency securities[1]	11,083	1	188	10,896
Total HTM securities	16,922	2	471	16,453
Total investment securities	$81,028	$43	$1,448	$79,623

CMBS—Commercial mortgage-backed securities

CLO—Collateralized loan obligations

ABS—Asset-backed securities

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and collateralized mortgage obligations.
2.	FFELP—Federal Family Education Loan Program. Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

67	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$21,910	$364	$2,371	$61	$24,281	$425
U.S. agency securities	10,737	136	1,431	28	12,168	164
Total U.S. government and agency securities	32,647	500	3,802	89	36,449	589
Corporate and other debt:
CMBS:
Agency	991	42	—	—	991	42
Non-agency	192	2	571	5	763	7
Corporate bonds	186	1	332	6	518	7
FFELP student loan ABS	1,058	8	—	—	1,058	8
Total corporate and other debt	2,427	53	903	11	3,330	64
Total AFS debt securities	35,074	553	4,705	100	39,779	653
AFS equity securities	—	—	4	11	4	11
Total AFS securities	35,074	553	4,709	111	39,783	664
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	9,848	249	—	—	9,848	249
U.S. agency securities	10,084	151	—	—	10,084	151
Total U.S. government and agency securities	19,932	400	—	—	19,932	400
Corporate and other debt:
CMBS:
Non-agency	71	1	—	—	71	1
Total corporate and other debt	71	1	—	—	71	1
Total HTM securities	20,003	401	—	—	20,003	401
Total investment securities	$55,077	$954	$4,709	$111	$59,786	$1,065

September 2017 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$25,323	$545	$—	$—	$25,323	$545
U.S. agency securities	16,760	278	125	—	16,885	278
Total U.S. government and agency securities	42,083	823	125	—	42,208	823
Corporate and other debt:
CMBS:
Agency	1,245	44	—	—	1,245	44
Non-agency	763	11	594	5	1,357	16
Auto loan ABS	659	1	123	—	782	1
Corporate bonds	2,050	21	142	1	2,192	22
CLO	178	—	239	1	417	1
FFELP student loan ABS	2,612	61	—	—	2,612	61
Total corporate and other debt	7,507	138	1,098	7	8,605	145
Total AFS debt securities	49,590	961	1,223	7	50,813	968
AFS equity securities	6	9	—	—	6	9
Total AFS securities	49,596	970	1,223	7	50,819	977
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	5,057	283	—	—	5,057	283
U.S. agency securities	10,612	188	—	—	10,612	188
Total HTM securities	15,669	471	—	—	15,669	471
Total investment securities	$65,265	$1,441	$1,223	$7	$66,488	$1,448

As discussed in Note 2 to the consolidated financial statements in the 2016 Form 10-K, AFS and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Firm’s ongoing assessment of temporarily versus other-than-temporarily impaired at the individual security level.

The Firm believes there are no securities in an unrealized loss position that are other-than-temporarily-impaired at September 30, 2017 and December 31, 2016 for the reasons discussed herein.

For AFS debt securities, the Firm does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of amortized cost basis. For AFS and HTM debt securities, the securities have not experienced credit losses as the net unrealized losses reported in the previous table are primarily due to higher interest rates since those securities were purchased.

Additionally, for U.S. government and agency securities, the existence of an explicit and implicit guarantee provided by the U.S. government is considered and the Firm does not expect to experience a credit loss (as discussed in Note 2 to the consolidated financial statements in the 2016 Form 10-K). The risk of credit loss on securities in an unrealized loss position is considered minimal because the Firm’s U.S. government and agency securities, as well as ABS, CMBS and CLO, are highly rated and because corporate bonds are all investment grade.

For AFS equity securities, the Firm has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value.

See Note 12 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, auto loan ABS, CLO and FFELP student loan ABS.

Investment Securities by Contractual Maturity

	At September 30, 2017
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$5,300	$5,286	0.9%
After 1 year through 5 years	14,129	13,954	1.4%
After 5 years through 10 years	5,277	5,041	1.5%
Total	24,706	24,281
U.S. agency securities:
Due within 1 year	1,300	1,302	0.2%
After 1 year through 5 years	2,570	2,564	0.9%
After 5 years through 10 years	1,250	1,246	1.9%
After 10 years	18,898	18,784	1.8%
Total	24,018	23,896
Total U.S. government and agency securities	48,724	48,177	1.5%

69	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2017
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
Corporate and other debt:
CMBS:
Agency:
Due within 1 year	18	18	1.1%
After 1 year through 5 years	283	282	1.4%
After 5 years through 10 years	300	301	1.2%
After 10 years	851	811	1.6%
Total	1,452	1,412
Non-agency:
After 5 years through 10 years	36	35	2.5%
After 10 years	1,179	1,177	1.8%
Total	1,215	1,212
Corporate bonds:
Due within 1 year	46	46	1.2%
After 1 year through 5 years	1,218	1,225	2.4%
After 5 years through 10 years	222	221	2.3%
Total	1,486	1,492
CLO:
After 5 years through 10 years	236	236	1.5%
After 10 years	198	199	2.4%
Total	434	435
FFELP student loan ABS:
After 1 year through 5 years	52	51	0.8%
After 5 years through 10 years	393	390	0.8%
After 10 years	1,772	1,781	1.1%
Total	2,217	2,222
Total corporate and other debt	6,804	6,773	1.6%
Total AFS debt securities	55,528	54,950	1.5%
AFS equity securities	15	4	—%
Total AFS securities	55,543	54,954	1.5%
HTM securities
U.S. government securities:
U.S. Treasury securities:
Due within 1 year	300	300	0.6%
After 1 year through 5 years	5,163	5,151	1.5%
After 5 years through 10 years	5,311	5,157	1.9%
After 10 years	727	651	2.3%
Total	11,501	11,259
U.S. agency securities:
After 10 years	12,384	12,251	2.4%
Total	12,384	12,251
Total U.S. government and agency securities	23,885	23,510	2.0%
Corporate and other debt:
CMBS:
Non-agency:
After 1 year through 5 years	99	99	3.6%
After 5 years through 10 years	148	148	3.7%
Total	247	247
Total corporate and other debt	247	247	3.7%
Total HTM securities	24,132	23,757	2.1%
Total investment securities	$79,675	$78,711	1.7%

Gross Realized Gains and Losses on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Gross realized gains	$11	$45	$38	$130
Gross realized (losses)	—	—	(11)	(3)
Total	$11	$45	$27	$127

Gross realized gains and losses are recognized in Other revenues in the income statements.

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

Offsetting of Certain Collateralized Transactions

	At September 30, 2017
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$174,387	$(84,281)	$90,106	$(84,895)	$5,211
Securities borrowed	145,923	(13,031)	132,892	(128,616)	4,276
Liabilities
Securities sold under agreements to repurchase	$138,264	$(84,281)	$53,983	$(46,145)	$7,838
Securities loaned	28,662	(13,032)	15,630	(15,550)	80
Not subject to legally enforceable master netting agreements[2]
Securities purchased under agreements to resell					$4,599
Securities borrowed					720
Securities sold under agreements to repurchase					6,521
Securities loaned					7

September 2017 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$182,888	$(80,933)	$101,955	$(93,365)	$8,590
Securities borrowed	129,934	(4,698)	125,236	(118,974)	6,262
Liabilities
Securities sold under agreements to repurchase	$135,561	$(80,933)	$54,628	$(47,933)	$6,695
Securities loaned	20,542	(4,698)	15,844	(15,670)	174
Not subject to legally enforceable master netting agreements[2]
Securities purchased under agreements to resell					$7,765
Securities borrowed					2,591
Securities sold under agreements to repurchase					6,500
Securities loaned					154

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

Maturities and Collateral Pledged

Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2017
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$38,581	$38,455	$18,398	$42,830	$138,264
Securities loaned	17,274	541	1,426	9,421	28,662
Total included in the offsetting disclosure	$55,855	$38,996	$19,824	$52,251	$166,926
Trading liabilities— Obligation to return securities received as collateral	21,208	—	—	—	21,208
Total	$77,063	$38,996	$19,824	$52,251	$188,134

	At December 31, 2016
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$41,549	$36,703	$24,648	$32,661	$135,561
Securities loaned	9,487	851	2,863	7,341	20,542
Total included in the offsetting disclosure	$51,036	$37,554	$27,511	$40,002	$156,103
Trading liabilities— Obligation to return securities received as collateral	20,262	—	—	—	20,262
Total	$71,298	$37,554	$27,511	$40,002	$176,365

Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At September 30, 2017	At December 31, 2016
Securities sold under agreements to repurchase
U.S. government and agency securities	$40,758	$56,372
State and municipal securities	828	1,363
Other sovereign government obligations	64,529	42,790
Asset-backed securities	2,267	1,918
Corporate and other debt	8,244	9,086
Corporate equities	20,773	23,152
Other	865	880
Total securities sold under agreements to repurchase	$138,264	$135,561
Securities loaned
Other sovereign government obligations	13,259	4,762
Corporate and other debt	9	73
Corporate equities	15,152	15,693
Other	242	14
Total securities loaned	$28,662	$20,542
Total included in the offsetting disclosure	$166,926	$156,103
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$21,208	$20,262
Total	$188,134	$176,365

Assets Pledged

The Firm pledges its trading assets and loans to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives. Counterparties may or may not have the right to sell or repledge the collateral.

Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the balance sheets.

71	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Carrying Value of Assets Loaned or Pledged without

Counterparty Right to Sell or Repledge

$ in millions	At September 30, 2017	At December 31, 2016
Trading assets	$37,800	$41,358
Loans (gross of allowance for loan losses)	570	—
Total	$38,370	$41,358

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

The Firm also receives securities as collateral in connection with certain securities-for-securities transactions. In instances where the Firm is the lender and permitted to sell or repledge these securities, it reports the fair value of the collateral received and the related obligation to return the collateral included in Trading assets and Trading liabilities, respectively, in its balance sheets.

Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At September 30, 2017	At December 31, 2016
Collateral received with right to sell or repledge	$575,915	$561,239
Collateral that was sold or repledged	470,555	430,911

Customer Margin Lending and Other

$ in millions	At September 30, 2017	At December 31, 2016
Net customer receivables representing margin loans	$28,609	$24,359

The Firm engages in margin lending to clients that allows the client to borrow against the value of qualifying securities. Margin loans are included within Customer and other receivables in the balance sheets. Under these agreements and transactions, the Firm receives collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Firm. The Firm monitors required margin levels and established credit terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.

For a further discussion of the Firm’s margin lending activities, see Note 6 to the consolidated financial statements in the 2016 Form 10-K.

The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 10.

Cash and Securities Deposited with Clearing Organizations or Segregated

$ in millions	At September 30, 2017	At December 31, 2016
Segregated securities[1]	$17,491	$23,756
Other assets—Cash deposited with clearing organizations or segregated under federal and other regulations or requirements	32,731	33,979
Total	$50,222	$57,735

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.

7. Loans and Allowance for Credit Losses

Loans

The Firm’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at the lower of cost or fair value in the balance sheets. For a further description of these loans, refer to Note 7 to the consolidated financial statements in the 2016 Form 10-K. See Note 3 for further information regarding Loans and lending commitments held at fair value.

Loans by Type

	At September 30, 2017
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$29,686	$12,524	$42,210
Consumer loans	26,616	—	26,616
Residential real estate loans	26,150	60	26,210
Wholesale real estate loans	9,000	640	9,640
Total loans, gross	91,452	13,224	104,676
Allowance for loan losses	(245)	—	(245)
Total loans, net	$91,207	$13,224	$104,431

September 2017 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2016
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$25,025	$10,710	$35,735
Consumer loans	24,866	—	24,866
Residential real estate loans	24,385	61	24,446
Wholesale real estate loans	7,702	1,773	9,475
Total loans, gross	81,978	12,544	94,522
Allowance for loan losses	(274)	—	(274)
Total loans, net	$81,704	$12,544	$94,248

Loans by Interest Rate Type

$ in millions	At September 30, 2017	At December 31, 2016
Fixed	$13,323	$11,895
Floating or adjustable	91,108	82,353
Total loans, net	$104,431	$94,248

Loans to Non-U.S. Borrowers

$ in millions	At September 30, 2017	At December 31, 2016
Loans, net of allowance	$8,883	$9,388

Credit Quality

For a further discussion about the Firm’s evaluation of credit transactions and monitoring and credit quality indicators, as well as factors considered by the Firm in determining the allowance for loan losses and impairments, see Notes 2 and 7 to the consolidated financial statements in the 2016 Form 10-K.

Loans Held for Investment before Allowance by Credit Quality

	At September 30, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$28,735	$26,613	$26,092	$8,435	$89,875
Special mention	435	3	—	250	688
Substandard	509	—	58	315	882
Doubtful	7	—	—	—	7
Loss	—	—	—	—	—
Total	$29,686	$26,616	$26,150	$9,000	$91,452

	At December 31, 2016
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$23,409	$24,853	$24,345	$7,294	$79,901
Special mention	288	13	—	218	519
Substandard	1,259	—	40	190	1,489
Doubtful	69	—	—	—	69
Loss	—	—	—	—	—
Total	$25,025	$24,866	$24,385	$7,702	$81,978

The following loans and lending commitments have been evaluated for a specific allowance. All remaining loans and lending commitments are assessed under the inherent allowance methodology.

Impaired Loans and Lending Commitments Before Allowance

	At September 30, 2017
$ in millions	Corporate	Residential Real Estate	Total
Loans
With allowance	$15	$—	$15
Without allowance[1]	146	46	192
Unpaid principal balance[2]	170	47	217
Lending Commitments
With allowance	$1	$—	$1
Without allowance[1]	221	—	221

	At December 31, 2016
$ in millions	Corporate	Residential Real Estate	Total
Loans
With allowance	$104	$—	$104
Without allowance[1]	206	35	241
Unpaid principal balance[2]	316	38	354
Lending Commitments
With allowance	$—	$—	$—
Without allowance[1]	89	—	89

1.

At September 30, 2017 and December 31, 2016, no allowance was recorded for these loans and lending commitments as the present value of the expected future cash flows (or, alternatively, the observable market price of the instrument or the fair value of the collateral held) equaled or exceeded the carrying value.

2.

The impaired loans unpaid principal balance differs from the aggregate amount of impaired loan balances with and without allowance due to various factors, including charge-offs and net deferred loan fees or costs.

Impaired Loans and Allowance by Region

	At September 30, 2017
$ in millions	Americas	EMEA	Asia- Pacific	Total
Impaired loans	$188	$9	$10	$207
Allowance for loan losses	209	33	3	245

	At December 31, 2016
$ in millions	Americas	EMEA	Asia- Pacific	Total
Impaired loans	$320	$9	$16	$345
Allowance for loan losses	245	28	1	274

EMEA—Europe, Middle East and Africa

73	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

$ in millions	At September 30, 2017	At December 31, 2016
Loans	$69	$67
Lending commitments	11	14
Allowance for loan losses	10	—

Impaired loans and lending commitments classified as held for investment within corporate loans include troubled debt restructurings as shown in the previous table. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions.

Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$195	$4	$20	$55	$274
Gross charge-offs	(75)	—	—	—	(75)
Recoveries	1	—	—	—	1
Net recoveries (charge-offs)	(74)	—	—	—	(74)
Provision (release)[1]	26	—	4	12	42
Other	2	—	—	1	3
September 30, 2017	$149	$4	$24	$68	$245
Inherent	$142	$4	$24	$68	$238
Specific	7	—	—	—	7

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2015	$166	$5	$17	$37	$225
Gross charge-offs	(15)	—	—	—	(15)
Gross recoveries	—	—	—	—	—
Net recoveries (charge-offs)	(15)	—	—	—	(15)
Provision (release)[1]	120	(2)	3	8	129
Other[2]	(52)	—	—	—	(52)
September 30, 2016	$219	$3	$20	$45	$287
Inherent	$142	$3	$20	$45	$210
Specific	77	—	—	—	77

1.	The Firm recorded provisions of $13 million and $1 million for loan losses for the current quarter and prior year quarter, respectively.
2.	Amount includes the impact related to the transfer to loans held for sale and foreign currency translation adjustments.

Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$185	$1	$—	$4	$190
Provision (release)[1]	(10)	—	—	—	(10)
Other	1	—	—	—	1
September 30, 2017	$176	$1	$—	$4	$181
Inherent	$173	$1	$—	$4	$178
Specific	3	—	—	—	3

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2015	$180	$1	$—	$4	$185
Provision (release)[1]	9	—	—	—	9
Other	(7)	—	—	—	(7)
September 30, 2016	$182	$1	$—	$4	$187
Inherent	$180	$1	$—	$4	$185
Specific	2	—	—	—	2

1.	The Firm recorded a release of $6 million, and a provision of $6 million for lending commitments for the current quarter and prior year quarter, respectively.

Employee Loans

$ in millions	At September 30, 2017	At December 31, 2016
Balance	$4,317	$4,804
Allowance for loan losses	(79)	(89)
Balance, net	$4,238	$4,715
Repayment term range, in years	1 to 20	1 to 12

Employee loans are granted in conjunction with a program established to retain and recruit certain employees, are full recourse and generally require periodic repayments. These loans are recorded in Customer and other receivables in the balance sheets. The Firm establishes an allowance for loan amounts it does not consider recoverable, and the related provision is recorded in Compensation and benefits expense.

September 2017 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

8. Equity Method Investments

Overview

The Firm’s investments accounted for under the equity method of accounting (see Note 1 to the consolidated financial statements in the 2016 Form 10-K) are included in Other assets in the balance sheets. Income (loss) from equity method investments is included in Other revenues in the income statements.

Equity Method Investment Balances

$ in millions	At September 30, 2017	At December 31, 2016
Investments	$2,766	$2,837

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Income (loss)	$—	$(40)	$—	$(39)

Japanese Securities Joint Venture

Included in the equity method investments is the Firm’s 40% voting interest (“40% interest”) in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest. The Firm accounts for its equity method investment in MUMSS within the Institutional Securities business segment. The Firm records income from its 40% interest in MUMSS within Other revenues in the income statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Income from investment in MUMSS	$25	$26	$96	$83

In addition to MUMSS, the Firm held other equity method investments that were not individually significant.

9. Deposits

Deposits

$ in millions	At September 30, 2017	At December 31, 2016
Savings and demand deposits	$140,707	$154,559
Time deposits[1]	13,932	1,304
Total[2]	$154,639	$155,863
Deposits subject to FDIC insurance	$121,896	$127,992
Time deposits that equal or exceed the FDIC insurance limit	$10	$46

Interest Bearing Time Deposit Maturities

$ in millions	At September 30, 2017
2017	$3,447
2018	9,456
2019	861
2020	—
2021	8
Thereafter	160

FDIC—Federal Deposit Insurance Corporation

1.	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3).
2.	Deposits were primarily held in the U.S.

10. Long-Term Borrowings and Other Secured Financings

Long-Term Borrowings

$ in millions	At September 30, 2017	At December 31, 2016
Senior	$181,336	$154,472
Subordinated	10,341	10,303
Total	$191,677	$164,775
Weighted average stated maturity, in years	6.7	5.9

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

Other Secured Financings by Original Maturity and Type

$ in millions	At September 30, 2017	At December 31, 2016
Secured financings
Original maturities:
Greater than one year	$11,037	$9,404
One year or less	2,349	1,429
Failed sales[1]	858	285
Total	$14,244	$11,118

1.	For more information on failed sales, see Note 12.

75	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

11. Commitments, Guarantees and Contingencies

Commitments

The Firm’s commitments are summarized in the following table by years to maturity. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Years to Maturity at September 30, 2017
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$13,001	$30,194	$44,669	$4,122	$91,986
Consumer	6,182	—	2	3	6,187
Residential real estate	17	39	70	273	399
Wholesale real estate	124	281	114	232	751
Forward-starting secured financing receivables[1]	68,538	—	—	—	68,538
Investment activities	504	180	55	259	998
Letters of credit and other financial guarantees	157	1	1	44	203
Total	$88,523	$30,695	$44,911	$4,933	$169,062
Corporate lending commitments participated to third parties					$6,335
Forward-starting secured financing receivables settled within three business days[1]					$60,013

1.	Represents forward-starting securities purchased under agreements to resell and securities borrowed agreements.

For a further description of these commitments, refer to Note 12 to the consolidated financial statements in the 2016 Form 10-K.

Guarantees

Obligations under Guarantee Arrangements at September 30, 2017

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$118,646	$85,300	$82,668	$53,744	$340,358
Other credit contracts	14	—	—	135	149
Non-credit derivatives	1,592,809	1,029,404	374,956	573,755	3,570,924
Standby letters of credit and other financial guarantees issued[1]	782	909	1,406	4,956	8,053
Market value guarantees	40	62	69	—	171
Liquidity facilities	3,237	—	—	—	3,237
Whole loan sales guarantees	—	—	1	23,260	23,261
Securitization representations and warranties	—	—	—	58,423	58,423
General partner guarantees	34	49	332	25	440

$ in millions	Carrying Amount (Asset)/ Liability	Collateral/ Recourse
Credit derivatives[2]	$(2,004)	$—
Other credit contracts	13	—
Non-credit derivatives[2]	38,611	—
Standby letters of credit and other financial guarantees issued[1]	(186)	6,593
Market value guarantees	1	4
Liquidity facilities	(5)	5,342
Whole loan sales guarantees	8	—
Securitization representations and warranties	91	—
General partner guarantees	53	—

1.

These amounts include certain issued standby letters of credit participated to third parties, totaling $0.7 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements.

2.	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 4.

September 2017 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

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

In addition, in the ordinary course of business, the Firm guarantees the debt and/or certain trading obligations (including obligations associated with derivatives, foreign exchange contracts and the settlement of physical commodities) of certain subsidiaries. These guarantees generally are entity or product specific and are required by investors or trading counterparties. The activities of the Firm’s subsidiaries covered by these guarantees (including any related debt or trading obligations) are included in the financial statements.

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

77	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

On August 8, 2012, U.S. Bank, in its capacity as trustee, filed a complaint on behalf of Morgan Stanley Mortgage Loan Trust 2006-14SL, Mortgage Pass-Through Certificates, Series 2006-14SL, Morgan Stanley Mortgage Loan Trust 2007-4SL and Mortgage Pass-Through Certificates, Series 2007-4SL against the Firm styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trusts, which had original principal balances of approximately $354 million and $305 million respectively, breached various representations and warranties. The complaint seeks, among other relief, rescission of the mortgage loan purchase agreements under-

lying the transactions, specific performance and unspecified damages and interest. On August 16, 2013, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On August 16, 2016, the Firm moved for summary judgment and the plaintiffs moved for partial summary judgment. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $527 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $644 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, the Firm filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied the Firm’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, the Firm believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Firm, or upon sale, plus pre- and post-judgment interest, fees and costs. The Firm may be entitled to be indemnified for some of these losses.

On July 8, 2013, U.S. Bank National Association, in its capacity as trustee, filed a complaint against the Firm styled U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley

September 2017 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

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

On December 30, 2013, Wilmington Trust Company, in its capacity as trustee for Morgan Stanley Mortgage Loan Trust 2007-12, filed a complaint against the Firm styled Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $516 million, breached various representations and warranties. The complaint seeks, among other relief, unspecified damages, attorneys’ fees, interest and costs. On February 28, 2014, the defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on June 14, 2016. The plaintiff filed a notice of appeal of that order on August 17, 2016, and the appeal was fully briefed on May 5, 2017. On July 11, 2017, the Appellate Division, First Department affirmed in part and reversed in part the trial court’s order that granted in part the Firm’s motion to dismiss. On August 10, 2017, plaintiff filed a motion for leave to appeal the Appellate Division, First Department’s July 11, 2017 decision and order. On September 26, 2017, the Appellate Division, First Department denied plaintiff’s motion for leave to appeal. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $152 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus attorney’s fees, costs and interest, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

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

79	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging, in the District Court in Amsterdam, the prior set-off by the Firm of approximately €124 million (plus accrued interest) of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. The Firm does not agree with these allegations. A hearing took place on September 19, 2017. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately €124 million (plus accrued interest).

12. Variable Interest Entities and Securitization Activities

Overview

For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 13 to the consolidated financial statements in the 2016 Form 10-K.

Consolidated VIEs

Assets and Liabilities by Type of Activity

	At September 30, 2017		At December 31, 2016
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
Credit-linked notes	$100	$—	$501	$—
Other structured financings	398	3	602	10
MABS[1]	90	69	397	283
Other[2]	1,156	260	910	25
Total	$1,744	$332	$2,410	$318

1.

Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets. The value of assets is determined based on the fair value of the liabilities and the interests owned by the Firm in such VIEs because the fair values for the liabilities and interests owned are more observable.

2.	Other primarily includes certain operating entities, investment funds and structured transactions.

September 2017 Form 10-Q	80

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2017	At December 31, 2016
Assets
Cash and due from banks	$82	$74
Trading assets at fair value	741	1,295
Customer and other receivables	15	13
Goodwill	18	18
Intangible assets	160	177
Other assets	728	833
Total	$1,744	$2,410
Liabilities
Other secured financings at fair value	$297	$289
Other liabilities and accrued expenses	35	29
Total	$332	$318

Consolidated VIE assets and liabilities are presented in the previous tables after intercompany eliminations. Most assets owned by consolidated VIEs cannot be removed unilaterally by the Firm and are not generally available to the Firm. Most related liabilities issued by consolidated VIEs are non-recourse to the Firm. In certain other consolidated VIEs, the Firm either has the unilateral right to remove assets or provides additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.

In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE’s net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders.

Select Information Related to Consolidated VIEs

$ in millions	At September 30, 2017	At December 31, 2016
Noncontrolling interests	$197	$228
Maximum exposure to losses[1]	—	78

1.	Primarily related to certain derivatives, commitments, guarantees and other forms of involvement not recognized in the financial statements.

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

Non-consolidated VIEs

	At September 30, 2017
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (unpaid principal balance)	$78,134	$7,153	$5,149	$3,709	$33,041
Maximum exposure to loss
Debt and equity interests	$8,908	$1,162	$44	$1,551	$5,684
Derivative and other contracts	—	—	3,237	—	50
Commitments, guarantees and other	850	1,007	—	169	451
Total	$9,758	$2,169	$3,281	$1,720	$6,185
Carrying value of exposure to loss—Assets
Debt and equity interests	$8,908	$1,162	$44	$1,145	$5,684
Derivative and other contracts	—	—	6	—	5
Total	$8,908	$1,162	$50	$1,145	$5,689

	At December 31, 2016
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (unpaid principal balance)	$101,916	$11,341	$4,857	$4,293	$39,077
Maximum exposure to loss
Debt and equity interests	$11,243	$1,245	$50	$1,570	$4,877
Derivative and other contracts	—	—	2,812	—	45
Commitments, guarantees and other	684	99	—	187	228
Total	$11,927	$1,344	$2,862	$1,757	$5,150
Carrying value of exposure to loss—Assets
Debt and equity interests	$11,243	$1,245	$49	$1,183	$4,877
Derivative and other contracts	—	—	5	—	18
Total	$11,243	$1,245	$54	$1,183	$4,895

MTOB—Municipal tender option bonds

OSF—Other structured financings

Non-consolidated VIE Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2017		At December 31, 2016
$ in millions	Unpaid Principal Balance	Debt and Equity Interests	Unpaid Principal Balance	Debt and Equity Interests
Residential mortgages	$13,043	$910	$4,775	$458
Commercial mortgages	43,920	1,964	54,021	2,656
U.S. agency collateralized mortgage obligations	12,015	2,723	14,796	2,758
Other consumer or commercial loans	9,156	3,311	28,324	5,371
Total	$78,134	$8,908	$101,916	$11,243

The Firm’s maximum exposure to loss presented above often differs from the carrying value of the variable interests held by the Firm. The maximum exposure to loss presented above is dependent on the nature of the Firm’s variable interest in the VIEs and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps,

81	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Firm owned additional VIE assets mainly issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds. These additional assets totaled $11.9 billion and $11.7 billion at September 30, 2017 and December 31, 2016, respectively.

These assets were either retained in connection with transfers of assets by the Firm, acquired in connection with secondary market-making activities, held as AFS securities in its Investment securities portfolio (see Note 5), or held as investments in funds. At September 30, 2017 and December 31, 2016, these assets consisted of securities backed by residential mortgage loans, commercial mortgage loans or other consumer loans, such as credit card receivables, automobile loans and student loans, CDOs or CLOs, and investment funds.

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

Transfers of Assets with Continuing Involvement

	At September 30, 2017
$ in millions	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other[1]
SPE assets (unpaid principal balance)[2]	$16,173	$55,682	$11,363	$11,602
Retained interests
Investment grade[3]	$—	$233	$682	$5
Non-investment grade (fair value)	2	139	—	638
Total	$2	$372	$682	$643
Interests purchased in the secondary market (fair value)
Investment grade	$—	$68	$26	$—
Non-investment grade	38	81	—	—
Total	$38	$149	$26	$—
Derivative assets (fair value)	$—	$—	$—	$239
Derivative liabilities (fair value)	—	—	—	72
	At December 31, 2016
$ in millions	Residential Mortgage Loans	Commercial Mortgage Loans	U.S. Agency Collateralized Mortgage Obligations	Credit- Linked Notes and Other[1]
SPE assets (unpaid principal balance)[2]	$19,381	$43,104	$11,092	$11,613
Retained interests (fair value)
Investment grade	$—	$22	$375	$—
Non-investment grade	4	79	—	826
Total	$4	$101	$375	$826
Interests purchased in the secondary market (fair value)
Investment grade	$—	$30	$26	$—
Non-investment grade	23	75	—	—
Total	$23	$105	$26	$—
Derivative assets (fair value)	$—	$261	$—	$89
Derivative liabilities (fair value)	—	—	—	459

1.	Amounts include CLO transactions managed by unrelated third parties.
2.	Amounts include assets transferred by unrelated transferors.
3.	Amounts include $692 million of investment grade retained interests at fair value.

	Fair Value at September 30, 2017
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$687	$5	$692
Non-investment grade	48	731	779
Total	$735	$736	$1,471
Interests purchased in the secondary market
Investment grade	$93	$1	$94
Non-investment grade	106	13	119
Total	$199	$14	$213
Derivative assets	$77	$162	$239
Derivative liabilities	67	5	72

September 2017 Form 10-Q	82

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2016
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$385	$12	$397
Non-investment grade	14	895	909
Total	$399	$907	$1,306
Interests purchased in the secondary market
Investment grade	$56	$—	$56
Non-investment grade	84	14	98
Total	$140	$14	$154
Derivative assets	$348	$2	$350
Derivative liabilities	98	361	459

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles. Investment banking underwriting net revenues are recognized in connection with these transactions. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheets with changes in fair value recognized in the income statements.

Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
New transactions[1]	$6,875	$6,819	$17,622	$13,695
Retained interests	648	768	1,607	1,901
Sales of corporate loans to CLO SPEs[1,2]	56	199	148	230

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.	Sponsored by non-affiliates.

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

Assets Sold with Retained Exposure

$ in millions	At September 30, 2017	At December 31, 2016
Carrying value of assets derecognized at the time of sale and gross cash proceeds	$14,458	$11,209
Fair value
Assets sold	14,618	11,301
Derivative assets recognized in the balance sheets	177	128
Derivative liabilities recognized in the balance sheets	17	36

Failed Sales

For transfers that fail to meet the accounting criteria for a sale, the Firm continues to recognize the assets in Trading assets at fair value, and the Firm recognizes the associated liabilities in Other secured financings at fair value in the balance sheets (see Note 10).

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

Carrying Value of Assets and Liabilities Related to Failed Sales

	At September 30, 2017		At December 31, 2016
$ in millions	Assets	Liabilities	Assets	Liabilities
Failed sales	$858	$858	$285	$285

13. Regulatory Requirements

Regulatory Capital Framework and Requirements

For a discussion of the Firm’s regulatory capital framework, see Note 14 to the consolidated financial statements in the 2016 Form 10-K.

The Firm is required to maintain minimum risk-based and leverage capital ratios under the regulatory capital requirements. A summary of the calculations of regulatory capital, risk-weighted assets (“RWAs”) and transition provisions follows.

The Firm’s risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWAs (the “Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWAs (the “Advanced Approach”).

83	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

The Firm’s Regulatory Capital and Capital Ratios

At September 30, 2017, the Firm’s ratios are based on the Standardized Approach transitional rules. At December 31, 2016, the Firm’s ratios were based on the Advanced Approach transitional rules.

Regulatory Capital

	At September 30, 2017
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$62,214	16.9%	7.3%
Tier 1 capital	71,006	19.3%	8.8%
Total capital	81,861	22.2%	10.8%
Tier 1 leverage	—	8.4%	4.0%
Total RWAs	$368,629	N/A	N/A
Adjusted average assets[2]	841,360	N/A	N/A
	At December 31, 2016
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$60,398	16.9%	5.9%
Tier 1 capital	68,097	19.0%	7.4%
Total capital	78,642	22.0%	9.4%
Tier 1 leverage	—	8.4%	4.0%
Total RWAs	$358,141	N/A	N/A
Adjusted average assets[2]	811,402	N/A	N/A

N/A—Not Applicable

1.	Percentages represent minimum regulatory capital ratios under the transitional rules.
2.

Adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the current quarter and the quarter ended December 31, 2016, respectively, adjusted for disallowed goodwill, transitional intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

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

Each U.S. depository institution subsidiary of the Firm must be well-capitalized in order for the Firm to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions must maintain certain minimum capital ratios in order to be considered well-capitalized. At September 30, 2017 and December 31, 2016, the Firm’s U.S. Bank Subsidi-

September 2017 Form 10-Q	84

Notes to Consolidated Financial Statements (Unaudited)

aries maintained capital at levels sufficiently in excess of the universally mandated well-capitalized requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

At September 30, 2017 and December 31, 2016, the U.S. Bank Subsidiaries’ ratios are based on the Standardized Approach transitional rules.

MSBNA’s Regulatory Capital

	At September 30, 2017
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$14,839	19.3%	6.5%
Tier 1 capital	14,839	19.3%	8.0%
Total capital	15,110	19.7%	10.0%
Tier 1 leverage	14,839	11.8%	5.0%
	At December 31, 2016
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$13,398	16.9%	6.5%
Tier 1 capital	13,398	16.9%	8.0%
Total capital	14,858	18.7%	10.0%
Tier 1 leverage	13,398	10.5%	5.0%

1.	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

MSPBNA’s Regulatory Capital

	At September 30, 2017
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$6,082	24.6%	6.5%
Tier 1 capital	6,082	24.6%	8.0%
Total capital	6,124	24.8%	10.0%
Tier 1 leverage	6,082	9.8%	5.0%
	At December 31, 2016
$ in millions	Amount	Ratio	Minimum Capital Ratio[1]
Common Equity Tier 1 capital	$5,589	26.1%	6.5%
Tier 1 capital	5,589	26.1%	8.0%
Total capital	5,626	26.3%	10.0%
Tier 1 leverage	5,589	10.6%	5.0%

1.	Capital ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

U.S. Broker-Dealer Regulatory Capital Requirements

MS&Co. Regulatory Capital

$ in millions	At September 30, 2017	At December 31, 2016
Net capital	$10,613	$10,311
Excess net capital	8,558	8,034

Morgan Stanley & Co. LLC (“MS&Co.”) is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”). MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.

As an Alternative Net Capital broker-dealer, and in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At September 30, 2017 and December 31, 2016, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.

MSSB LLC Regulatory Capital

$ in millions	At September 30, 2017	At December 31, 2016
Net capital	$2,573	$3,946
Excess net capital	2,415	3,797

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

85	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

14. Total Equity

Dividends and Share Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Repurchases of common stock	$1,250	$1,250	$2,500	$2,500

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

On October 17, 2017, the Firm announced that the Board of Directors (the “Board”) declared a quarterly dividend per common share of $0.25. The dividend is payable on November 15, 2017 to common shareholders of record on October 31, 2017.

Preferred Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Dividends declared	$93	$78	$353	$312

For a description of Series A through Series K preferred stock issuances, see Note 15 to the consolidated financial statements in the 2016 Form 10-K. On September 15, 2017, the Firm announced that the Board declared quarterly dividends for preferred stock shareholders of record on September 29, 2017 that were paid on October 16, 2017. The Firm is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).

Series K Preferred Stock. The Series K Preferred Stock offering (net of related issuance costs) in January 2017 resulted in proceeds of approximately $994 million.

Preferred Stock Outstanding

	Shares Outstanding	Liquidation Preference per Share	Carrying Value
$ in millions, except per share data	At September 30, 2017		At September 30, 2017	At December 31, 2016
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	—
Total			$8,520	$7,520

1.

Series C is composed of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)1

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pensions, Postretirement and Other	DVA	Total
June 30, 2017	$(856)	$(396)	$(470)	$(766)	$(2,488)
OCI during the period	61	26	—	(143)	(56)
September 30, 2017	$(795)	$(370)	$(470)	$(909)	$(2,544)
June 30, 2016	$(779)	$219	$(378)	$33	$(905)
OCI during the period	25	(99)	(1)	(90)	(165)
September 30, 2016	$(754)	$120	$(379)	$(57)	$(1,070)
December 31, 2016	$(986)	$(588)	$(474)	$(595)	$(2,643)
OCI during the period	191	218	4	(314)	99
September 30, 2017	$(795)	$(370)	$(470)	$(909)	$(2,544)
December 31, 2015	$(963)	$(319)	$(374)	$—	$(1,656)
Cumulative adjustment for accounting change related to DVA[2]	—	—	—	(312)	(312)
OCI during the period	209	439	(5)	255	898
September 30, 2016	$(754)	$120	$(379)	$(57)	$(1,070)

1.	Amounts net of tax and noncontrolling interests.
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

September 2017 Form 10-Q	86

Notes to Consolidated Financial Statements (Unaudited)

Period Changes in OCI Components

	Three Months Ended
	September 30, 2017
$ in millions	Pre-tax gain (loss)	Income tax benefit (provision)	After-tax gain (loss)	Non- controlling interests	Net
Foreign currency translation adjustments
OCI activity	$19	$42	$61	$—	$61
Reclassified to earnings	—	—	—	—	—
Net OCI	$19	$42	$61	$—	$61
Change in net unrealized gains (losses) on AFS securities
OCI activity	$52	$(19)	$33	$—	$33
Reclassified to earnings[1]	(11)	4	(7)	—	(7)
Net OCI	$41	$(15)	$26	$—	$26
Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings[1]	1	(1)	—	—	—
Net OCI	$1	$(1)	$—	$—	$—
Change in net DVA
OCI activity	$(220)	$77	$(143)	$(6)	$(137)
Reclassified to earnings[1]	(9)	3	(6)	—	(6)
Net OCI	$(229)	$80	$(149)	$(6)	$(143)

	Three Months Ended
	September 30, 2016
$ in millions	Pre-tax gain (loss)	Income tax benefit (provision)	After-tax gain (loss)	Non- controlling interests	Net
Foreign currency translation adjustments
OCI activity	$13	$30	$43	$18	$25
Reclassified to earnings	—	—	—	—	—
Net OCI	$13	$30	$43	$18	$25
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(112)	$41	$(71)	$—	$(71)
Reclassified to earnings[1]	(45)	17	(28)	—	(28)
Net OCI	$(157)	$58	$(99)	$—	$(99)
Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings[1]	(1)	—	(1)	—	(1)
Net OCI	$(1)	$—	$(1)	$—	$(1)
Change in net DVA
OCI activity	$(149)	$52	$(97)	$(3)	$(94)
Reclassified to earnings[1]	6	(2)	4	—	4
Net OCI	$(143)	$50	$(93)	$(3)	$(90)

	Nine Months Ended
	September 30, 2017
$ in millions	Pre-tax gain (loss)	Income tax benefit (provision)	After-tax gain (loss)	Non- controlling interests	Net
Foreign currency translation adjustments
OCI activity	$63	$160	$223	$32	$191
Reclassified to earnings	—	—	—	—	—
Net OCI	$63	$160	$223	$32	$191
Change in net unrealized gains (losses) on AFS securities
OCI activity	$374	$(139)	$235	$—	$235
Reclassified to earnings[1]	(27)	10	(17)	—	(17)
Net OCI	$347	$(129)	$218	$—	$218
Pension, postretirement and other
OCI activity	$3	$—	$3	$—	$3
Reclassified to earnings[1]	2	(1)	1	—	1
Net OCI	$5	$(1)	$4	$—	$4
Change in net DVA
OCI activity	$(498)	$175	$(323)	$(9)	$(314)
Reclassified to earnings[1]	(1)	1	—	—	—
Net OCI	$(499)	$176	$(323)	$(9)	$(314)

	Nine Months Ended
	September 30, 2016[2]
$ in millions	Pre-tax gain (loss)	Income tax benefit (provision)	After-tax gain (loss)	Non- controlling interests	Net
Foreign currency translation adjustments
OCI activity	$156	$204	$360	$151	$209
Reclassified to earnings	—	—	—	—	—
Net OCI	$156	$204	$360	$151	$209
Change in net unrealized gains (losses) on AFS securities
OCI activity	$822	$(303)	$519	$—	$519
Reclassified to earnings[1]	(127)	47	(80)	—	(80)
Net OCI	$695	$(256)	$439	$—	$439
Pension, postretirement and other
OCI activity	$(6)	$3	$(3)	$—	$(3)
Reclassified to earnings[1]	(3)	1	(2)	—	(2)
Net OCI	$(9)	$4	$(5)	$—	$(5)
Change in net DVA
OCI activity	$440	$(163)	$277	$—	$277
Reclassified to earnings[1]	(35)	13	(22)	—	(22)
Net OCI	$405	$(150)	$255	$—	$255

1.

Amounts reclassified to earnings related to: realized gains and losses from sales of AFS securities are classified within Other revenues in the income statements; Pension, postretirement and other are classified within Compensation and benefits expenses in the income statements; and realization of DVA are classified within Trading revenues in the income statements.

2.	Exclusive of 2016 cumulative adjustment for accounting change related to DVA.

87	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Noncontrolling Interests

$ in millions	At September 30, 2017	At December 31, 2016
Noncontrolling interests	$1,136	$1,127

15. Earnings per Common Share

Calculation of Basic and Diluted Earnings per Common Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in millions, except for per share data	2017	2016	2017	2016
Basic EPS
Income from continuing operations	$1,785	$1,632	$5,574	$4,442
Income (loss) from discontinued operations	6	8	(21)	1
Net income	1,791	1,640	5,553	4,443
Net income applicable to noncontrolling interests	10	43	85	130
Net income applicable to Morgan Stanley	1,781	1,597	5,468	4,313
Less: Preferred stock dividends and other	(93)	(79)	(353)	(314)
Earnings applicable to Morgan Stanley common shareholders	$1,688	$1,518	$5,115	$3,999
Weighted average common shares outstanding	1,776	1,838	1,789	1,863
Earnings per basic common share
Income from continuing operations	$0.95	$0.82	$2.87	$2.15
Income (loss) from discontinued operations	—	0.01	(0.01)	—
Earnings per basic common share	$0.95	$0.83	$2.86	$2.15

Diluted EPS
Earnings applicable to Morgan Stanley common shareholders	$1,688	$1,518	$5,115	$3,999
Weighted average common shares outstanding	1,776	1,838	1,789	1,863
Effect of dilutive securities:
Stock options and RSUs[1]	42	41	41	35
Weighted average common shares outstanding and common stock equivalents	1,818	1,879	1,830	1,898
Earnings per diluted common share
Income from continuing operations	$0.93	$0.80	$2.81	$2.11
Income (loss) from discontinued operations	—	0.01	(0.02)	—
Earnings per diluted common share	$0.93	$0.81	$2.79	$2.11
Weighted average antidilutive RSUs and stock options (excluded from the computation of diluted EPS)[1]	—	14	—	15

1.

Restricted stock units (“RSUs”) that are considered participating securities are treated as a separate class of securities in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted EPS computations.

16. Interest Income and Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Interest income[1]
Investment securities	$313	$289	$943	$762
Loans	853	698	2,399	2,026
Interest bearing deposits with banks	84	30	206	134
Securities purchased under agreements to resell and Securities borrowed[2]	76	(118)	86	(315)
Trading assets, net of Trading liabilities	506	526	1,461	1,651
Customer receivables and Other[3]	508	309	1,316	890
Total interest income	$2,340	$1,734	$6,411	$5,148
Interest expense[1]
Deposits	$63	$12	$88	$48
Short-term and Long-term borrowings	1,109	814	3,197	2,633
Securities sold under agreements to repurchase and Securities loaned[4]	325	228	912	761
Customer payables and Other[5]	60	(323)	(91)	(1,109)
Total interest expense	$1,557	$731	$4,106	$2,333
Net interest	$783	$1,003	$2,305	$2,815

1.

Interest income and Interest expense are classified in the income statements based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.

2.	Includes fees paid on Securities borrowed.
3.	Includes interest from customer receivables and cash deposited with clearing organizations or segregated under federal and other regulations or requirements.
4.	Includes fees received on Securities loaned.
5.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

September 2017 Form 10-Q	88

Notes to Consolidated Financial Statements (Unaudited)

17. Employee Benefit Plans

The Firm sponsors various retirement plans for the majority of its U.S. and non-U.S. employees. The Firm provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees.

Components of the Net Periodic Benefit Expense (Income) for Pension and Other Postretirement Plans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Service cost, benefits earned during the period	$4	$6	$12	$14
Interest cost on projected benefit obligation	37	38	112	115
Expected return on plan assets	(29)	(31)	(87)	(91)
Net amortization of prior service credit	(4)	(4)	(12)	(13)
Net amortization of actuarial loss	4	3	12	9
Net periodic benefit expense (income)	$12	$12	$37	$34

18. Income Taxes

The Firm is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as Japan and the United Kingdom (“U.K.”), and in states in which it has significant business operations, such as New York. The Firm has established a liability for unrecognized tax benefits, and associated interest, if applicable (“tax liabilities”), that it believes is adequate in relation to the potential for additional assessments. Once established, the Firm adjusts such tax liabilities only when new information is available or when an event occurs necessitating a change.

The Firm is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2009-2012 and 2007-2014, respectively. In April 2016, the Firm received a notification from the IRS that the Congressional Joint Committee on Taxation approved the final report of an Appeals Office review of matters from tax years 1999-2005. In June 2016, the Firm received an amended Revenue Agent’s Report for tax years 2006-2008. Over the next 12 months the Firm expects to receive new information related to multi-year IRS field audit examinations that may prompt an overall net decrease in the Firm’s recorded tax liabilities.

The Firm believes that the resolution of the above tax matters will not have a material effect on the annual financial statements, although a resolution could have a material impact on the income statements and effective tax rate for any period in which such resolution occurs.

In March 2017, the Firm filed claims with the IRS to contest certain items associated with tax years 1999-2005, the resolution of which is not expected to have a material impact on the annual financial statements or effective tax rate. Additionally, during 2017, the Firm expects to reach a conclusion with the U.K. tax authorities on substantially all issues through tax year 2010, the resolution of which is not expected to have a material impact on the annual financial statements or effective tax rate.

See Note 11 regarding the Dutch Tax Authority’s challenge, in the District Court in Amsterdam (matters styled Case number 15/3637 and Case number 15/4353), of the Firm’s entitlement to certain withholding tax credits which may impact the balance of unrecognized tax benefits.

19. Segment and Geographic Information

Segment Information

For a discussion about the Firm’s business segments, see Note 21 to the consolidated financial statements in the 2016 Form 10-K.

Selected Financial Information by Business Segment

	Three Months Ended September 30, 2017
$ in millions	IS	WM	IM1, 2	I/E	Total
Total non-interest revenues	$4,618	$3,195	$676	$(75)	$8,414
Interest income	1,421	1,155	1	(237)	2,340
Interest expense	1,663	130	2	(238)	1,557
Net interest	(242)	1,025	(1)	1	783
Net revenues	$4,376	$4,220	$675	$(74)	$9,197
Income from continuing operations before income taxes	$1,236	$1,119	$131	$(4)	$2,482
Provision for income taxes	260	421	16	—	697
Income from continuing operations	976	698	115	(4)	1,785
Income (loss) from discontinued operations, net of income taxes	6	—	—	—	6
Net income	982	698	115	(4)	1,791
Net income applicable to noncontrolling interests	9	—	1	—	10
Net income applicable to Morgan Stanley	$973	$698	$114	$(4)	$1,781

89	September 2017 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2016
$ in millions	IS	WM	IM1, 2	I/E	Total
Total non-interest revenues	$4,436	$2,996	$551	$(77)	$7,906
Interest income	980	979	1	(226)	1,734
Interest expense	863	94	—	(226)	731
Net interest	117	885	1	—	1,003
Net revenues	$4,553	$3,881	$552	$(77)	$8,909
Income from continuing operations before income taxes	$1,383	$901	$97	$—	$2,381
Provision for income taxes	381	337	31	—	749
Income from continuing operations	1,002	564	66	—	1,632
Income (loss) from discontinued operations, net of income taxes	8	—	—	—	8
Net income	1,010	564	66	—	1,640
Net income (loss) applicable to noncontrolling interests	44	—	(1)	—	43
Net income applicable to Morgan Stanley	$966	$564	$67	$—	$1,597
	Nine Months Ended September 30, 2017
$ in millions	IS3	WM	IM1, 2	I/E	Total
Total non-interest revenues	$15,017	$9,401	$1,949	$(227)	$26,140
Interest income	3,788	3,348	3	(728)	6,411
Interest expense	4,515	320	3	(732)	4,106
Net interest	(727)	3,028	—	4	2,305
Net revenues	$14,290	$12,429	$1,949	$(223)	$28,445
Income from continuing operations before income taxes	$4,409	$3,149	$376	$(2)	$7,932
Provision for income taxes	1,132	1,139	87	—	2,358
Income from continuing operations	3,277	2,010	289	(2)	5,574
Income (loss) from discontinued operations, net of income taxes	(21)	—	—	—	(21)
Net income	3,256	2,010	289	(2)	5,553
Net income applicable to noncontrolling interests	77	—	8	—	85
Net income applicable to Morgan Stanley	$3,179	$2,010	$281	$(2)	$5,468

	Nine Months Ended September 30, 2016
$ in millions	IS4	WM4	IM1, 2	I/E	Total
Total non-interest revenues	$12,577	$8,815	$1,610	$(207)	$22,795
Interest income	2,999	2,813	5	(669)	5,148
Interest expense	2,731	268	3	(669)	2,333
Net interest	268	2,545	2	—	2,815
Net revenues	$12,845	$11,360	$1,612	$(207)	$25,610
Income from continuing operations before income taxes	$3,797	$2,546	$259	$—	$6,602
Provision for income taxes	1,109	973	78	—	2,160
Income from continuing operations	2,688	1,573	181	—	4,442
Income (loss) from discontinued operations, net of income taxes	1	—	—	—	1
Net income	2,689	1,573	181	—	4,443
Net income (loss) applicable to noncontrolling interests	144	—	(14)	—	130
Net income applicable to Morgan Stanley	$2,545	$1,573	$195	$—	$4,313

IS—Institutional Securities

WM—Wealth Management

IM—Investment Management

I/E—Intersegment eliminations

1.	For further information on fee waiver amounts see the table below.
2.	For further information on net unrealized performance-based fee amounts see the table below.
3.

During the current year period, the Firm recorded a provision of $86 million for potential additional value-added tax, interest and penalties in relation to certain intercompany service activities provided to our U.K. group.

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

The Firm waives a portion of its fees in the Investment Management business segment from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940.

Reduction of Fees due to Fee Waivers

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Fee waivers	$20	$26	$66	$61

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

September 2017 Form 10-Q	90

Notes to Consolidated Financial Statements (Unaudited)

agreement. The Firm’s portion of net unrealized cumulative performance-based fees (for which the Firm is not obligated to pay compensation) are at risk of reversing if the fund performance falls below the stated investment management agreement benchmarks. See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

Net Unrealized Performance-based Fees

$ in millions	At September 30, 2017	At December 31, 2016
Net unrealized cumulative performance-based fees at risk of reversing	$450	$397

Total Assets by Business Segment

$ in millions	At September 30, 2017	At December 31, 2016
Institutional Securities	$668,281	$629,149
Wealth Management	180,628	181,135
Investment Management	4,784	4,665
Total[1]	$853,693	$814,949

1.	Corporate assets have been fully allocated to the business segments.

Geographic Information

For a discussion about the Firm’s geographic net revenues, see Note 21 to the consolidated financial statements in the 2016 Form 10-K.

Net Revenues by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2017	2016	2017	2016
Americas	$6,833	$6,624	$20,667	$18,914
EMEA	1,325	1,236	4,420	3,677
Asia-Pacific	1,039	1,049	3,358	3,019
Net revenues	$9,197	$8,909	$28,445	$25,610

20. Subsequent Events

The Firm has evaluated subsequent events for adjustment to or disclosure in the financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto.

91	September 2017 Form 10-Q

Financial Data Supplement (Unaudited) Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2017			2016
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets[1]
Investment securities[2]	$73,599	$313	1.7%	$79,948	$289	1.4%
Loans[2]	99,655	853	3.4	91,010	698	3.0
Interest bearing deposits with banks[2]	25,196	84	1.3	23,993	30	0.5
Securities purchased under agreements to resell and Securities borrowed3:
U.S.	128,127	190	0.6	138,420	(58)	(0.2)
Non-U.S.	99,019	(114)	(0.5)	84,881	(60)	(0.3)
Trading assets, net of Trading liabilities4:
U.S.	58,000	463	3.2	52,490	452	3.4
Non-U.S.	5,826	43	3.0	12,001	74	2.4
Customer receivables and Other5:
U.S.	47,916	364	3.0	48,637	298	2.4
Non-U.S.	25,429	144	2.2	22,162	11	0.2
Total	$562,767	$2,340	1.7%	$553,542	$1,734	1.2%
Interest bearing liabilities[1]
Deposits[2]	$150,116	$63	0.2%	$153,036	$12	— %
Short-term and Long-term borrowings[2,6]	192,575	1,109	2.3	166,271	814	1.9
Securities sold under agreements to repurchase and Securities loaned7:
U.S.	30,027	234	3.1	33,361	133	1.6
Non-U.S.	38,536	91	0.9	33,487	95	1.1
Customer payables and Other8:
U.S.	129,365	(13)	—	125,931	(217)	(0.7)
Non-U.S.	66,697	73	0.4	64,241	(106)	(0.7)
Total	$607,316	$1,557	1.0%	$576,327	$731	0.5%
Net interest income and net interest rate spread		$783	0.7%		$1,003	0.7%

September 2017 Form 10-Q	92

Financial Data Supplement (Unaudited) Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30,
	2017			2016
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets[1]
Investment securities[2]	$76,356	$943	1.7%	$77,989	$762	1.3%
Loans[2]	97,099	2,399	3.3	88,995	2,026	3.0
Interest bearing deposits with banks[2]	21,685	206	1.3	28,329	134	0.6
Securities purchased under agreements to resell and Securities borrowed3:
U.S.	126,738	406	0.4	148,918	(184)	(0.2)
Non-U.S.	96,419	(320)	(0.4)	84,802	(131)	(0.2)
Trading assets, net of Trading liabilities4:
U.S.	58,260	1,385	3.2	48,274	1,426	3.9
Non-U.S.	3,701	76	2.7	14,706	225	2.0
Customer receivables and Other5:
U.S.	49,155	950	2.6	47,723	838	2.3
Non-U.S.	24,514	366	2.0	22,209	52	0.3
Total	$553,927	$6,411	1.5%	$561,945	$5,148	1.2%
Interest bearing liabilities[1]
Deposits[2]	$150,244	$88	0.1%	$155,598	$48	— %
Short-term and Long-term borrowings[2,6]	181,544	3,197	2.4	163,474	2,633	2.2
Securities sold under agreements to repurchase and Securities loaned7:
U.S.	31,958	651	2.7	32,183	424	1.8
Non-U.S.	39,449	261	0.9	29,970	337	1.5
Customer payables and Other8:
U.S.	128,420	(196)	(0.2)	126,468	(826)	(0.9)
Non-U.S.	64,257	105	0.2	64,221	(283)	(0.6)
Total	$595,872	$4,106	0.9%	$571,914	$2,333	0.5%
Net interest income and net interest rate spread		$2,305	0.6%		$2,815	0.7%

1.	Certain revisions have been made to prior periods to conform to the current presentation.
2.	Amounts include primarily U.S. balances.
3.	Includes fees paid on Securities borrowed.
4.	Trading assets, net of Trading liabilities exclude non-interest earning assets and non-interest bearing liabilities, such as equity securities.
5.	Includes interest from customer receivables and cash deposited with clearing organizations or segregated under federal and other regulations or requirements.
6.

The Firm also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 3 to the financial statements).

7.	Includes fees received on Securities loaned.
8.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

93	September 2017 Form 10-Q

Financial Data Supplement (Unaudited) Rate/Volume Analysis

Effect of Volume and Rate Changes on Net Interest Income

	Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016			Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

	Increase (decrease) due to change in:			Increase (decrease) due to change in:
$ in millions	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets
Investment securities	$(23)	$47	$24	$(16)	$197	$181
Loans	66	89	155	184	189	373
Interest bearing deposits with banks	2	52	54	(31)	103	72
Securities purchased under agreements to resell and Securities borrowed:
U.S.	4	244	248	27	563	590
Non-U.S.	(10)	(44)	(54)	(18)	(171)	(189)
Trading assets, net of Trading liabilities:
U.S.	47	(36)	11	295	(336)	(41)
Non-U.S.	(38)	7	(31)	(168)	19	(149)
Customer receivables and Other:
U.S.	(4)	70	66	25	87	112
Non-U.S.	2	131	133	5	309	314
Change in interest income	$46	$560	$606	$303	$960	$1,263
Interest bearing liabilities
Deposits	$—	$51	$51	$(2)	$42	$40
Short-term and Long-term borrowings	129	166	295	291	273	564
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(13)	114	101	(3)	230	227
Non-U.S.	14	(18)	(4)	107	(183)	(76)
Customer payables and Other:
U.S.	(6)	210	204	(13)	643	630
Non-U.S.	(4)	183	179	—	388	388
Change in interest expense	$120	$706	$826	$380	$1,393	$1,773
Change in net interest income	$(74)	$(146)	$(220)	$(77)	$(433)	$(510)

September 2017 Form 10-Q	94

Other Information

Legal Proceedings

The following new matters and developments have occurred since previously reporting certain matters in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (the “First Quarter Form 10-Q”) and the Firm’s Quarterly Report on Form 10-Q for the period ending June 30, 2017 (the “Second Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K and Part II, Item 1 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matters

On August 10, 2017, the plaintiff in Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al. filed a motion for leave to appeal the Appellate Division, First Department’s July 11, 2017 decision and order granting in part and denying in part the Firm’s motion to dismiss. On September 26, 2017, the Appellate Division, First Department denied plaintiff’s motion for leave to appeal.

On August 25, 2017, the parties in Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and Morgan Stanley Mortgage Loan Trust 2006-10SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. entered into agreements to settle the litigations, which are subject to court approval.

On September 11, 2017, the Firm moved to dismiss the second amended complaint in Phoenix Light SF Limited, et al. v. Morgan Stanley, et al.

On October 3, 2017, the Appellate Division, First Department denied the Firm’s motion for leave to appeal in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al.

Other Matters

On September 8, 2017, the court in In Re Foreign Exchange Benchmark Rates Antitrust Litigation granted an order preliminarily approving the Firm’s settlement.

On October 5, 2017, various institutional investors filed a claim against the Firm and another bank in a matter styled Case number BS 99-6998/2017, filed in the City Court of Copenhagen, Denmark concerning their roles as underwriters of the initial public offering (“IPO”) in March 2014 of the Danish company OW Bunker A/S. The claim is based on alleged prospectus liability and seeks damages of DKK 534,270,456 (approximately US$85 million) plus interest in respect of alleged losses arising from investing in shares in OW Bunker, which entered into bankruptcy in November 2014. Separately, on September 12, 2017, representatives of another group of institutional investors gave formal notice of their intention to commence legal proceedings against the Firm and the other bank. The investors are expected to join the Firm and the other bank to pending proceedings in Copenhagen, Denmark against various other parties involved in the IPO in a matter styled Case number B-2073-16. The investors are expected to claim damages of DKK 766,066,012 (approximately US$121 million) plus interest, also on the basis of alleged prospectus liability.

On October 12, 2017, the Firm reached a settlement in principle with the Environmental Protection Agency in the amount of approximately $1 million on the Firm’s self-disclosure regarding certain reformulated blendstock the Firm blended and sold during 2013 and 2014.

On November 3, 2017, the Firm intends to file its opposition to plaintiffs’ motion for class certification in Alaska Electrical Pension Fund et al. v. Bank of America et al. (formerly styled Genesee County Employees’ Retirement System v. Bank of America Corporation et al.).

95	September 2017 Form 10-Q

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the quarterly period ended September 30, 2017.

Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (July 1, 2017—July 31, 2017)
Share Repurchase Program[2]	2,729,000	$47.07	2,729,000	$4,872
Employee transactions[3]	769,637	$46.21	—	—

Month #2 (August 1, 2017—August 31, 2017)
Share Repurchase Program[2]	13,740,000	$46.56	13,740,000	$4,232
Employee transactions[3]	96,764	$46.66	—	—
Month #3 (September 1, 2017—September 30, 2017)
Share Repurchase Program[2]	10,448,247	$46.12	10,448,247	$3,750
Employee transactions[3]	192,674	$46.11	—	—

Quarter ended at September 30, 2017
Share Repurchase Program[2]	26,917,247	$46.44	26,917,247	$3,750
Employee transactions[3]	1,059,075	$46.23	—	—

1.

Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time.

2.

The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Firm are subject to regulatory approval. On June 28, 2017, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) announced that they did not object to our 2017 capital plan, which included a share repurchase of up to $5.0 billion of the Firm’s outstanding common stock during the period beginning July 1, 2017 through June 30, 2018. During the quarter ended September 30, 2017, the Firm repurchased approximately $1.25 billion of the Firm’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management” in Part I, Item 2.

3.	Includes shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards and the exercise of stock options granted under the Firm’s stock-based compensation plans.

Exhibits

An exhibit index has been filed as part of this Report on page E-1.

September 2017 Form 10-Q	96

Exhibit Index

Morgan Stanley

Quarter Ended September 30, 2017

Exhibit No.	Description

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (unaudited).

15	Letter of awareness from Deloitte & Touche LLP, dated November 3, 2017, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Consolidated Income Statements—Three Months and Nine Months Ended September 30, 2017 and 2016, (ii) the Consolidated Comprehensive Income Statements—Three Months and Nine Months Ended September 30, 2017 and 2016, (iii) the Consolidated Balance Sheets—at September 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Changes in Total Equity—Nine Months Ended September 30, 2017 and 2016, (v) the Consolidated Cash Flow Statements—Nine Months Ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

E-1	September 2017 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/s/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer

Date: November 3, 2017

S-1	September 2017 Form 10-Q