Form 10-Q
period 2018-03-31
MORGAN STANLEY
filed 2018-05-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 1,770,260,439 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2018

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. We define the following as part of our consolidated financial statements (“financial statements”): consolidated income statements (“income statements”), consolidated balance sheets (“balance sheets”), and consolidated cash flow statements (“cash flow statements”). See the “Glossary of Common Acronyms” for definitions of certain acronyms used throughout this Form 10-Q.

A description of the clients and principal products and services of each of our business segments is as follows:

Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions, and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing, prime brokerage and market-making activities in equity and fixed income products, including foreign exchange and commodities. Lending services include originating and/or purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending, financing extended to equities and commodities customers, and loans to municipalities. Other activities include investments and research.

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

The results of operations in the past have been, and in the future may continue to be, materially affected by competition; risk factors; and legislative, legal and regulatory developments; as well as other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition” and “Business—Supervision and Regulation,” “Risk Factors” in the 2017 Form 10-K and “Liquidity and Capital Resources—Regulatory Requirements” herein.

1	March 2018 Form 10-Q

Management’s Discussion and Analysis

Executive Summary

Overview of Financial Results

Consolidated Results

Net Revenues

($ in millions)

Net Income Applicable to Morgan Stanley

($ in millions)

Earnings per Common Share1

1.	For the calculation of basic and diluted EPS, see Note 15 to the financial statements.
•

We reported net revenues of $11,077 million in the quarter ended March 31, 2018 (“current quarter,” or “1Q 2018”), compared with $9,745 million in the quarter ended March 31, 2017 (“prior year quarter,” or “1Q 2017”). For the current quarter, net income applicable to Morgan Stanley was $2,668 million, or $1.45 per diluted common share, compared with $1,930 million, or $1.00 per diluted common share, in the prior year quarter.

Non-interest Expenses

($ in millions)

•

Compensation and benefits expenses of $4,914 million in the current quarter increased 10% from $4,466 million in the prior year quarter, primarily due to increases in discretionary incentive compensation across segments, the formulaic payout to Wealth Management representatives linked to higher revenues and salaries, partially offset by a decrease in the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses were $2,743 million in the current quarter compared with $2,471 million in the prior year quarter representing an 11% increase. This increase was primarily a result of higher volume-related expenses and the gross presentation of certain expenses due to the adoption of the accounting update Revenue from Contracts with Customers (see Notes 2 and 20 to the financial statements for further information). These results were partially offset in the current quarter by the reversal of a portion of previously recorded provisions related to U.K. VAT matters.

March 2018 Form 10-Q	2

Management’s Discussion and Analysis

Expense Efficiency Ratio1

Return on Average Common Equity2

Return on Average Tangible Common Equity2

1.	The expense efficiency ratio represents total non-interest expense as a percentage of net revenues.
2.	Represents a non-GAAP measure. See “Selected Non-GAAP Financial Information” herein.

Business Segment Results

Net Revenues by Segment1, 2

($ in millions)

Net Income Applicable to Morgan Stanley by Segment1, 3

($ in millions)

1.	The percentages in the charts represent the contribution of each business segment to the total. Amounts do not necessarily total to 100% due to intersegment eliminations, where applicable.
2.	The total amount of Net Revenues by Segment also includes intersegment eliminations of $(115) million and $(74) million in the current quarter and prior year quarter, respectively.
3.	The total amount of Net Income Applicable to Morgan Stanley by Segment also includes intersegment eliminations of $2 million in the prior year quarter.

•

Institutional Securities net revenues of $6,100 million in the current quarter increased 18% from the prior year quarter, primarily reflecting higher sales and trading and Investment banking revenues across all regions.

•	Wealth Management net revenues of $4,374 million in the current quarter increased 8% from the prior year quarter, primarily reflecting growth in Asset management revenues.

•	Investment Management net revenues of $718 million in the current quarter increased 18% from the prior year quarter, primarily reflecting higher revenues from Asset management.

3	March 2018 Form 10-Q

Management’s Discussion and Analysis

Net Revenues by Region1

($ in millions)

1.	For a discussion of how the geographic breakdown for net revenues is determined, see Note 19 to the financial statements.

Selected Financial Information and Other Statistical Data

	Three Months Ended March 31,
$ in millions	2018	2017
Income from continuing operations applicable to Morgan Stanley	$2,670	$1,952
Income (loss) from discontinued operations applicable to Morgan Stanley	(2)	(22)
Net income applicable to Morgan Stanley	2,668	1,930
Preferred stock dividends and other	93	90
Earnings applicable to Morgan Stanley common shareholders	$2,575	$1,840

in millions, except per share and employee data	At March 31, 2018	At December 31, 2017
GLR[1]	$206,463	$192,660
Loans[2]	$109,135	$104,126
Total assets	$858,495	$851,733
Deposits	$160,424	$159,436
Borrowings	$194,964	$192,582
Common shareholders’ equity	$69,514	$68,871
Common shares outstanding	1,774	1,788
Book value per common share[3]	$39.19	$38.52
Worldwide employees	57,810	57,633

in millions, except per share and employee data	At March 31, 2018	At December 31, 2017
Capital ratios[4]
Common Equity Tier 1 capital ratio	15.5%	16.5%
Tier 1 capital ratio	17.7%	18.9%
Total capital ratio	20.3%	21.7%
Tier 1 leverage ratio	8.2%	8.3%

1.

For a discussion of the GLR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in the 2017 Form 10-K.

2.

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 7 to the financial statements).

3.	Book value per common share equals common shareholders’ equity divided by common shares outstanding.
4.

Beginning in 2018, our capital ratios are based on the Standardized Approach fully phased-in rules. At December 31, 2017, our capital ratios were based on the Standardized Approach transitional rules. For a discussion of our regulatory capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

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

The principal non-GAAP financial measures presented in this document are set forth below.

March 2018 Form 10-Q	4

Management’s Discussion and Analysis

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended March 31,
$ in millions, except per share data	2018	2017
Net income applicable to Morgan Stanley	$2,668	$1,930
Impact of adjustments	—	14
Adjusted net income applicable to Morgan Stanley—non-GAAP[1]	$2,668	1,944
Earnings per diluted common share	$1.45	$1.00
Impact of adjustments	—	0.01
Adjusted earnings per diluted common share—non-GAAP[1]	$1.45	$1.01
Effective income tax rate	20.9%	29.0%
Impact of adjustments	—%	(0.5)%
Adjusted effective income tax rate —non-GAAP[1]	20.9%	28.5%

			Average Monthly Balance
	At March 31, 2018	At December 31, 2017	Three Months Ended March 31,
$ in millions			2018	2017
Tangible Equity
U.S. GAAP
Morgan Stanley shareholders’ equity	$78,034	$77,391	$77,507	$77,259
Less: Goodwill and net intangible assets	(9,129)	(9,042)	(9,043)	(9,262)
Morgan Stanley tangible shareholders’ equity—non-GAAP	$68,905	$68,349	$68,464	$67,997
U.S. GAAP
Common equity	$69,514	$68,871	$68,987	$68,989
Less: Goodwill and net intangible assets	(9,129)	(9,042)	(9,043)	(9,262)
Tangible common equity—non-GAAP	$60,385	$59,829	$59,944	$59,727

Consolidated Non-GAAP Financial Measures

	Three Months Ended March 31,
$ in billions	2018	2017
Average common equity
Unadjusted	$69.0	$69.0
Adjusted[1]	69.0	69.0
ROE[2]
Unadjusted	14.9%	10.7%
Adjusted[1,3]	14.9%	10.7%
Average tangible common equity
Unadjusted	$59.9	$59.7
Adjusted[1]	59.9	59.7
ROTCE[2]
Unadjusted	17.2%	12.3%
Adjusted[1,3]	17.2%	12.4%

	At March 31, 2018	At December 31, 2017
Tangible book value per common share[4]	$34.04	$33.46

Non-GAAP Financial Measures by Business Segment

	Three Months Ended March 31,
$ in billions	2018	2017
Pre-tax profit margin[5]
Institutional Securities	35%	34%
Wealth Management	27%	24%
Investment Management	21%	17%
Consolidated	31%	29%
Average common equity[6]
Institutional Securities	$40.8	$40.2
Wealth Management	16.8	17.2
Investment Management	2.6	2.4
Parent Company	8.8	9.2
Consolidated average common equity	$69.0	$69.0
Average tangible common equity[6]
Institutional Securities	$40.1	$39.6
Wealth Management	9.2	9.3
Investment Management	1.7	1.6
Parent Company	8.9	9.2
Consolidated average tangible common equity	$59.9	$59.7
ROE[2,7]
Institutional Securities	15.2%	11.4%
Wealth Management	21.3%	14.6%
Investment Management	19.3%	11.1%
Consolidated	14.9%	10.7%
ROTCE[2,7]
Institutional Securities	15.5%	11.5%
Wealth Management	38.9%	27.0%
Investment Management	30.3%	16.3%
Consolidated	17.2%	12.3%

1.

Adjusted amounts exclude intermittent net discrete tax provisions (benefits). Income tax consequences associated with employee share-based awards are recognized in Provision for income taxes in the income statements but are excluded from the intermittent net discrete tax provisions (benefits) adjustment as we anticipate conversion activity each quarter. For further information on the net discrete tax provisions (benefits), see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

2.

ROE and ROTCE equal net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity and average tangible common equity, on a consolidated basis as indicated. When excluding intermittent net discrete tax provisions (benefits), both the numerator and denominator are adjusted.

3.	The calculations used in determining the Firm’s “ROE and ROTCE Targets” referred to below are the Adjusted ROE and Adjusted ROTCE amounts shown in this table.
4.	Tangible book value per common share equals tangible common equity divided by common shares outstanding.
5.	Pre-tax profit margin represents income from continuing operations before income taxes as a percentage of net revenues.
6.

Average common equity and average tangible common equity for each business segment are determined using our Required Capital framework (see “Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein).

7.

The calculation of ROE and ROTCE by segment uses net income applicable to Morgan Stanley by segment less preferred dividends allocated to each segment as a percentage of average common equity and average tangible common equity, allocated to each segment.

5	March 2018 Form 10-Q

Management’s Discussion and Analysis

Return on Equity and Tangible Common Equity Targets

In January 2018, we established an ROE Target of 10% to 13% for the medium term, which is equivalent to an ROTCE Target of 11.5% to 14.5%.

Our ROE and ROTCE Targets are forward-looking statements that may be materially affected by many factors, including, among other things: macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; outsize legal expenses or penalties and the ability to maintain a reduced level of expenses; capital levels; and intermittent discrete tax items. For further information on our ROE and ROTCE Targets and related assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Return on Equity and Tangible Common Equity Targets” in the 2017 Form 10-K.

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

Net Revenues, Compensation Expense and Income Taxes

For an overview of the components of our net revenues, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2017 Form 10-K.

March 2018 Form 10-Q	6

Management’s Discussion and Analysis

Institutional Securities

Income Statement Information

	Three Months Ended March 31,
$ in millions	2018	2017	% Change
Revenues
Investment banking	$1,513	$1,417	7%
Trading	3,643	3,012	21%
Investments	49	66	(26)%
Commissions and fees	744	620	20%
Asset management	110	91	21%
Other	136	173	(21)%
Total non-interest revenues	6,195	5,379	15%
Interest income	1,804	1,124	60%
Interest expense	1,899	1,351	41%
Net interest	(95)	(227)	58%
Net revenues	6,100	5,152	18%
Compensation and benefits	2,160	1,870	16%
Non-compensation expenses	1,828	1,552	18%
Total non-interest expenses	3,988	3,422	17%
Income from continuing operations before income taxes	2,112	1,730	22%
Provision for income taxes	449	459	(2)%
Income from continuing operations	1,663	1,271	31%
Income (loss) from discontinued operations, net of income taxes	(2)	(22)	91%
Net income	1,661	1,249	33%
Net income applicable to noncontrolling interests	34	35	(3)%
Net income applicable to Morgan Stanley	$1,627	$1,214	34%

Investment Banking

Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2018	2017	% Change
Advisory	$574	$496	16%
Underwriting:
Equity	421	390	8%
Fixed income	518	531	(2)%
Total underwriting	939	921	2%
Total investment banking	$1,513	$1,417	7%

Investment Banking Volumes

	Three Months Ended March 31,
$ in billions	2018	2017
Completed mergers and acquisitions[1]	$145	$163
Equity and equity-related offerings[2,3]	21	10
Fixed income offerings[2,4]	54	75

Source: Thomson Reuters, data as of April 2, 2018. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

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

Investment banking revenues of $1,513 million in the current quarter increased 7% from the prior year quarter. The adoption of the accounting update Revenue from Contracts with Customers had the effect of increasing the revenues reported in investment banking by approximately $60 million compared with the prior year quarter (see Notes 2 and 20 to the financial statements for further information). The drivers of the increase in our Investment banking revenues, other than the effect of the above accounting update, were:

•	Advisory revenues increased in the current quarter primarily reflecting higher M&A fee realizations on larger transactions.

•

Equity underwriting revenues increased in the current quarter primarily as a result of higher market volumes (see Investment Banking Volumes table), partially offset by the effect of lower fee realizations.

•	Fixed income underwriting revenues decreased in the current quarter primarily due to lower market volumes, which resulted in lower bond fees, partially offset by higher loan fees.

7	March 2018 Form 10-Q

Management’s Discussion and Analysis

Sales and Trading Net Revenues

By Income Statement Line Item

	Three Months Ended March 31,
$ in millions	2018	2017	% Change
Trading	$3,643	$3,012	21%
Commissions and fees	744	620	20%
Asset management	110	91	21%
Net interest	(95)	(227)	58%
Total	$4,402	$3,496	26%

By Business

	Three Months Ended March 31,
$ in millions	2018	2017	% Change
Equity	$2,558	$2,016	27%
Fixed income	1,873	1,714	9%
Other	(29)	(234)	88%
Total	$4,402	$3,496	26%

Sales and Trading Revenues—Equity and Fixed Income

	Three Months Ended March 31, 2018
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$1,234	$107	$(146)	$1,195
Execution services	791	664	(92)	1,363
Total Equity	$2,025	$771	$(238)	$2,558
Total Fixed income	$1,715	$83	$75	$1,873

	Three Months Ended March 31, 2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$931	$89	$(188)	$832
Execution services	664	568	(48)	1,184
Total Equity	$1,595	$657	$(236)	$2,016
Total Fixed income	$1,598	$54	$62	$1,714

1.	Includes Commissions and fees and Asset management revenues.
2.	Funding costs are allocated to the businesses based on funding usage and are included in Net interest.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Net Revenues by Segment” in the 2017 Form 10-K, we manage each of the sales and trading businesses based on its aggregate net revenues. We provide qualitative commentary in the discussion of results that follow on the key drivers of period over period variances, as the quantitative impact of the various market dynamics typically cannot be disaggregated.

For additional information on total Trading revenues, see the table “Trading Revenues by Product Type” in Note 4 to the financial statements.

Equity

Equity sales and trading net revenues of $2,558 million in the current quarter increased 27% from the prior year quarter, reflecting higher results in both our financing businesses and execution services.

•	Financing revenues increased from the prior year quarter, primarily reflecting higher client activity across all products as reflected in Trading revenues.

•

Execution services increased from the prior year quarter, primarily reflecting higher Trading revenues driven by higher client activity in derivatives products. In addition, Commissions and fees increased from higher client activity in cash equities products.

Fixed Income

Fixed income net revenues of $1,873 million in the current quarter were 9% higher than in the prior year quarter, driven by higher results in global macro products and commodities products and other, partially offset by lower results in credit products.

•	Global macro products increased due to higher Trading revenues in foreign exchange driven by inventory management and client activity, partially offset by lower client activity in structured rates.

•	Credit products Trading revenues decreased primarily due to the effect of the widening of corporate credit spreads on inventory prices.

•

Commodities products and other increased primarily due to higher Trading revenues from hedging counterparty risk and increased Commodities structured transactions and customer flow in power and natural gas products.

Other

Other sales and trading net losses of $29 million in the current quarter decreased from the prior year quarter, primarily reflecting higher revenues on economic hedges related to our long-term debt and lower losses associated with corporate loan hedging activity.

March 2018 Form 10-Q	8

Management’s Discussion and Analysis

Investments, Other Revenues and Non-interest Expenses

Investments

•

Net investment gains of $49 million in the current quarter decreased from the prior year quarter as a result of losses on investments to which certain deferred compensation plans are referenced in the current quarter compared with gains in the prior year quarter.

Other Revenues

•	Other revenues of $136 million in the current quarter decreased from the prior year quarter, primarily reflecting lower gains associated with held-for-sale corporate loans.

Non-interest Expenses

Non-interest expenses of $3,988 million in the current quarter increased from the prior year quarter, primarily reflecting a 16% increase in Compensation and benefits expenses and an 18% increase in Non-compensation expenses in the current quarter.

•	Compensation and benefits expenses increased in the current quarter, primarily due to increases in discretionary incentive compensation driven by higher revenues and salaries.

•

Non-compensation expenses increased in the current quarter, primarily as a result of higher volume-related expenses and the gross presentation of certain expenses due to the adoption of the accounting update Revenue from Contracts with Customers (see Notes 2 and 20 to the financial statements for further information). These results were partially offset in the current quarter by the reversal of a portion of previously recorded provisions related to U.K. VAT matters.

9	March 2018 Form 10-Q

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended March 31,
$ in millions	2018	2017	% Change
Revenues
Investment banking	$140	$145	(3)%
Trading	109	238	(54)%
Investments	—	1	N/M
Commissions and fees	498	440	13%
Asset management	2,495	2,184	14%
Other	63	56	13%
Total non-interest revenues	3,305	3,064	8%
Interest income	1,280	1,079	19%
Interest expense	211	85	148%
Net interest	1,069	994	8%
Net revenues	4,374	4,058	8%
Compensation and benefits	2,450	2,317	6%
Non-compensation expenses	764	768	(1)%
Total non-interest expenses	3,214	3,085	4%
Income from continuing operations before income taxes	1,160	973	19%
Provision for income taxes	246	326	(25)%
Net income applicable to Morgan Stanley	$914	$647	41%

Financial Information and Statistical Data

$ in billions	At March 31, 2018	At December 31, 2017
Client assets	$2,371	$2,373
Fee-based client assets[1]	$1,058	$1,045
Fee-based client assets as a percentage of total client assets	45%	44%
Client liabilities[2]	$80	$80
Investment securities portfolio	$60.7	$59.2
Loans and lending commitments	$78.7	$77.3
Wealth Management representatives	15,682	15,712

	Three Months Ended March 31,
	2018	2017
Per representative:
Annualized revenues ($ in thousands)[3]	$1,115	$1,029
Client assets ($ in millions)[4]	$151	$139
Fee-based asset flows ($ in billions)[5]	$18.2	$18.8

1.	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.
3.	Annualized revenues per representative equal Wealth Management’s annualized revenues divided by the average representative headcount.
4.	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
5.	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude institutional cash management-related activity.

Transactional Revenues

	Three Months Ended March 31,
$ in millions	2018	2017	% Change
Investment banking	$140	$145	(3)%
Trading	109	238	(54)%
Commissions and fees	498	440	13%
Total	$747	$823	(9)%
Transactional revenues as a % of Net revenues	17%	20%

Net Revenues

Transactional Revenues

Transactional revenues of $747 million in the current quarter decreased 9% from the prior year quarter primarily as a result of decreased Trading revenues, partially offset by increased Commissions and fees.

•	Investment banking revenues were relatively unchanged in the current quarter compared with prior year quarter.

•

Trading revenues decreased in the current quarter primarily as a result of losses related to investments associated with certain employee deferred compensation plans and lower client activity in fixed income products.

•	Commissions and fees increased in the current quarter primarily as a result of higher client trading activity in equities.

March 2018 Form 10-Q	10

Management’s Discussion and Analysis

Asset Management

Asset management revenues of $2,495 million in the current quarter increased 14% from the prior year quarter primarily due to the effect of market appreciation and net positive flows on average fee-based client assets.

See “Fee-Based Client Assets Rollforwards” herein.

Net Interest

Net interest of $1,069 million in the current quarter increased 8% from the prior year quarter primarily as a result of higher interest rates and higher loan balances.

Non-interest Expenses

Non-interest expenses of $3,214 million in the current quarter increased 4% from the prior year quarter.

•

Compensation and benefits expenses increased in the current quarter primarily due to the formulaic payout to Wealth Management representatives linked to higher revenues and increases in salaries, partially offset by decreases in the fair value of investments to which certain deferred compensation plans are referenced.

•	Non-compensation expenses were relatively unchanged in the current quarter compared with prior year quarter.

Fee-Based Client Assets

For a description of fee-based client assets, including descriptions of the fee based client asset types and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2017 Form 10-K.

Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	At March 31, 2018
Separately managed[1]	$252	$10	$(6)	$4	$260
Unified managed	250	14	(8)	(2)	254
Mutual fund advisory	21	—	(1)	—	20
Advisor	149	9	(9)	(2)	147
Portfolio manager	353	21	(12)	(6)	356
Subtotal	$1,025	$54	$(36)	$(6)	$1,037
Cash management	20	4	(3)	—	21
Total fee-based client assets	$1,045	$58	$(39)	$(6)	$1,058

$ in billions	At December 31, 2016	Inflows	Outflows	Market Impact	At March 31, 2017
Separately managed[1]	$222	$9	$(5)	$4	$230
Unified managed	204	13	(9)	9	217
Mutual fund advisory	21	—	(1)	1	21
Advisor	125	10	(7)	5	133
Portfolio manager	285	20	(11)	11	305
Subtotal	$857	$52	$(33)	$30	$906
Cash management	20	3	(2)	—	21
Total fee-based client assets	$877	$55	$(35)	$30	$927

Average Fee Rates

	Three Months Ended March 31,
Fee rate in bps	2018	2017
Separately managed	16	16
Unified managed	98	100
Mutual fund advisory	119	120
Advisor	85	86
Portfolio manager	96	98
Subtotal	76	77
Cash management	6	6
Total fee-based client assets	75	75

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

11	March 2018 Form 10-Q

Management’s Discussion and Analysis

Investment Management

Income Statement Information

	Three Months Ended March 31,
$ in millions	2018	2017	% Change
Revenues
Trading	$5	$(11)	145%
Investments	77	98	(21)%
Asset management	626	517	21%
Other	10	4	150%
Total non-interest revenues	718	608	18%
Interest income	1	1	—%
Interest expense	1	—	N/M
Net interest	—	1	N/M
Net revenues	718	609	18%
Compensation and benefits	304	279	9%
Non-compensation expenses	266	227	17%
Total non-interest expenses	570	506	13%
Income from continuing operations before income taxes	148	103	44%
Provision for income taxes	19	30	(37)%
Net income	129	73	77%
Net income (loss) applicable to noncontrolling interests	2	6	(67)%
Net income applicable to Morgan Stanley	$127	$67	90%

Net Revenues

Investments

Investments gains of $77 million in the current quarter decreased 21% from the prior year quarter primarily as a result of lower carried interest in certain private equity funds.

Asset Management

Asset management revenues of $626 million in the current quarter increased 21% from the prior year quarter primarily as a result of higher average AUM across all asset classes. In addition, Asset management revenues increased as a result of the gross presentation of distribution fees due to the adoption of the accounting update Revenue from Contracts with Customers (see Notes 2 and 20 to the financial statements for further details).

In addition to the gross presentation described above, the timing of the recognition of certain performance fees not in the form of carried interest is generally expected to be deferred within a fiscal year until the fees are no longer probable of being reversed. Thus, the recognition of a greater portion of such revenues is expected to be recognized in the second half of each fiscal year based on current fee arrangements.

See “Assets Under Management or Supervision” herein.

Non-interest Expenses

Non-interest expenses of $570 million in the current quarter increased 13% from the prior year quarter primarily as a result of increases in both Compensation and benefits expenses and Non-compensation expenses.

•

Compensation and benefits expenses increased in the current quarter primarily as a result of increases in discretionary incentive compensation driven mainly by higher revenues, increases in salaries, and deferred compensation associated with carried interest.

•

Non-compensation expenses increased in the current quarter primarily as a result of the gross presentation of distribution fees due to adoption of the accounting update Revenue from Contracts with Customers along with higher fee sharing on increased AUM balances. See Asset Management above.

Assets Under Management or Supervision

For a description of the asset classes and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2017 Form 10-K.

AUM Rollforwards

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	Other[1]	At March 31, 2018
Equity	$105	$9	$(7)	$1	$1	$109
Fixed income	73	7	(8)	(1)	1	72
Alternative/Other	128	4	(4)	—	3	131
Long-term AUM subtotal	306	20	(19)	—	5	312
Liquidity	176	325	(344)	—	—	157
Total AUM	$482	$345	$(363)	$—	$5	$469
Shares of minority stake assets	7					7

$ in billions	At December 31, 2016	Inflows	Outflows	Market Impact	Other[1]	At March 31, 2017
Equity	$79	$5	$(5)	$8	$—	$87
Fixed income	60	5	(5)	1	1	62
Alternative/Other	115	7	(4)	1	—	119
Long-term AUM subtotal	254	17	(14)	10	1	268
Liquidity	163	328	(338)	—	—	153
Total AUM	$417	$345	$(352)	$10	$1	$421
Shares of minority stake assets	8					7

1.	Includes distributions and foreign currency impact for both periods and the impact of the Mesa West Capital, LLC acquisition in the current quarter.

March 2018 Form 10-Q	12

Management’s Discussion and Analysis

Average AUM

	Three Months Ended March 31,
$ in billions	2018	2017
Equity	$109	$83
Fixed income	73	62
Alternative/Other	129	117
Long-term AUM subtotal	311	262
Liquidity	163	157
Total AUM	$474	$419
Shares of minority stake assets	7	7

Average Fee Rate

	Three Months Ended March 31,
Fee rate in bps	2018	2017
Equity	76	74
Fixed income	35	33
Alternative/Other	68	71
Long-term AUM	63	63
Liquidity	18	18
Total AUM	47	46

13	March 2018 Form 10-Q

Management’s Discussion and Analysis

Supplemental Financial Information and Disclosures

Income Tax Matters

Effective Tax Rate from Continuing Operations

	Three Months Ended March 31,
	2018	2017
U.S. GAAP	20.9%	29.0%
Adjusted effective income tax rate—non-GAAP[1]	20.9%	28.5%

1.

Adjusted amounts exclude an intermittent net discrete tax provision of $14 million in the prior year quarter. Income tax consequences associated with employee share-based awards are recognized in Provision for income taxes in the income statements but are excluded from the intermittent net discrete tax provisions (benefits) adjustment as we anticipate conversion activity each quarter. For further information on non-GAAP measures, see “Selected Non-GAAP Financial Information” herein.

The effective tax rates include recurring-type discrete tax benefits associated with employee share-based payments of $147 million and $112 million in the current quarter and prior year quarter, respectively.

The effective tax rate reflects our current assumptions, estimates and interpretations related to the U.S. Tax Cuts and Jobs Act (“Tax Act”) and other factors. The Tax Act, enacted on December 22, 2017, significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries; imposes a minimum tax on global intangible low-taxed income (“GILTI”) and an alternative base erosion and anti-abuse tax (“BEAT”) on U.S. corporations that make deductible payments to non-U.S. related persons in excess of specified amounts; and broadens the tax base by partially or wholly eliminating tax deductions for certain historically deductible expenses.

Our estimates may change as additional clarification and implementation guidance continue to be received from the U.S. Treasury Department and as the interpretation of the Tax Act evolves over time. Taking into account continuing developments related to provisions of the Tax Act such as the modified territorial tax system and GILTI, we expect our effective tax rate from continuing operations for 2018 to be approximately 22% to 25% (see “Forward-Looking Statements” in the 2017 Form 10-K).

U.S. Bank Subsidiaries

We provide loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, primarily through our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”). The lending activities in the Institutional Securities business segment primarily include loans and lending commitments to corporate clients. The lending activities in the Wealth Management business segment primarily include: securities-based lending, which allows clients to borrow money against the value of qualifying securities; and residential real estate loans.

We expect our lending activities to continue to grow through further market penetration of the client base. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk.” For further discussion about loans and lending commitments, see Notes 7 and 11 to the financial statements.

U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At March 31, 2018	At December 31, 2017
Assets	$188.3	$185.3
Investment securities portfolio:
Investment securities—AFS	43.1	42.0
Investment securities—HTM	18.0	17.5
Total investment securities	$61.1	$59.5
Deposits[2]	$160.1	$159.1
Wealth Management
Securities-based lending and other loans[3]	$41.7	$41.2
Residential real estate loans	26.6	26.7
Total	$68.3	$67.9
Institutional Securities
Corporate loans	$27.4	$24.2
Wholesale real estate loans	12.4	12.2
Total	$39.8	$36.4

1.	Amounts exclude transactions with the Parent Company and between the bank subsidiaries.
2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.
3.	Other loans primarily include tailored lending.

March 2018 Form 10-Q	14

Management’s Discussion and Analysis

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

The following accounting updates are currently being evaluated to determine the potential impact of adoption:

•

Leases. This accounting update requires lessees to recognize in the balance sheet all leases with terms exceeding one year, which results in the recognition of a right of use asset and corresponding lease liability, including for those leases that we currently classify as operating leases. The accounting for leases where we are the lessor is largely unchanged.

The right of use asset and lease liability will initially be measured using the present value of the remaining rental payments. This change to the accounting for leases where we are lessee requires modifications to our lease accounting systems and determining the present value of the remaining rental payments. Key aspects of the latter include concluding upon the discount rate and determining whether to include non-lease components in rental payments. This update is effective as of January 1, 2019 with early adoption permitted.

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

Overall, the amendments in this update are expected to accelerate the recognition of credit losses for portfolios where the CECL models will be applied. This update is effective as of January 1, 2020 with early adoption permitted as of January 1, 2019.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements in the 2017 Form 10-K and Note 2 to the financial statements), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2017 Form 10-K.

Liquidity and Capital Resources

Senior management, with oversight by the Asset and Liability Management Committee and the Board of Directors (“Board”), establishes and maintains our liquidity and capital policies. Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of our asset and liability position. The Treasury department, Firm Risk Committee, Asset and Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our balance sheet, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board and the Risk Committee of the Board.

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

15	March 2018 Form 10-Q

Management’s Discussion and Analysis

Total Assets by Business Segment

	At March 31, 2018
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$74,096	$13,173	$75	$87,344
Trading assets at fair value	269,200	85	3,759	273,044
Investment securities	19,913	60,728	—	80,641
Securities purchased under agreements to resell	72,460	7,786	—	80,246
Securities borrowed	135,608	227	—	135,835
Customer and other receivables	48,257	17,973	605	66,835
Loans, net of allowance[2]	40,804	68,326	5	109,135
Other assets[3]	14,447	9,305	1,663	25,415
Total assets	$674,785	$177,603	$6,107	$858,495

	At December 31, 2017
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$63,597	$16,733	$65	$80,395
Trading assets at fair value	295,678	59	2,545	298,282
Investment securities	19,556	59,246	—	78,802
Securities purchased under agreements to resell	74,732	9,526	—	84,258
Securities borrowed	123,776	234	—	124,010
Customer and other receivables	36,803	18,763	621	56,187
Loans, net of allowance[2]	36,269	67,852	5	104,126
Other assets[3]	14,563	9,596	1,514	25,673
Total assets	$664,974	$182,009	$4,750	$851,733

IS—Institutional Securities

WM—Wealth Management

IM—Investment Management

1.	Cash and cash equivalents includes Cash and due from banks, Interest bearing deposits with banks and Restricted cash.
2.

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 7 to the financial statements).

3.	Other assets primarily includes Goodwill, Intangible assets, premises, equipment, software, other investments, and deferred tax assets.

A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $858.5 billion at March 31, 2018 from $851.7 billion at December 31, 2017, primarily driven by an increase in Customer and other receivables and growth within the Institutional Securities loan portfolios. Trading Assets within the Institutional Securities business segment declined as we sold inventory in Equities to support increased demand and changes in client positioning. This was offset by increases in Securities borrowed and GLR cash deposits. For further information regarding our GLR, see “Global Liquidity Reserve” herein.

Securities Repurchase Agreements and Securities Lending

Securities borrowed or securities purchased under agreements to resell and securities loaned or securities sold under agreements to repurchase are treated as collateralized financings (see Note 2 to the financial statements in the 2017 Form 10-K and Note 6 to the financial statements).

Collateralized Financing Transactions

$ in millions	At March 31, 2018	At December 31, 2017
Securities purchased under agreements to resell and Securities borrowed	$216,081	$208,268
Securities sold under agreements to repurchase and Securities loaned	$65,131	$70,016
Securities received as collateral[1]	$8,693	$13,749

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2018	December 31, 2017
Securities purchased under agreements to resell and Securities borrowed	$211,753	$214,343
Securities sold under agreements to repurchase and Securities loaned	$65,684	$66,879

1.	Included in Trading assets in the balance sheets.

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

March 2018 Form 10-Q	16

Management’s Discussion and Analysis

Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2017 Form 10-K.

At March 31, 2018 and December 31, 2017, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

Global Liquidity Reserve

We maintain sufficient global liquidity reserves pursuant to our Required Liquidity Framework. For further discussion of our GLR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in the 2017 Form 10-K.

GLR by Type of Investment

$ in millions	At March 31, 2018	At December 31, 2017
Cash deposits with banks[1]	$9,930	$7,167
Cash deposits with central banks[1]	37,243	33,791
Unencumbered highly liquid securities:
U.S. government obligations	84,155	73,422
U.S. agency and agency mortgage-backed securities	51,805	55,750
Non-U.S. sovereign obligations[2]	20,334	19,424
Other investment grade securities	2,996	3,106
Total	$206,463	$192,660

1.	Primarily included in Cash and due from banks and Interest bearing deposits with banks in the balance sheets.
2.	Non-U.S. sovereign obligations are primarily composed of unencumbered German, French, Dutch, U.K. and Japanese government obligations.

GLR Managed by Bank and Non-Bank Legal Entities

	At March 31, 2018	At December 31, 2017	Average Daily Balance Three Months Ended
$ in millions			March 31, 2018
Bank legal entities
Domestic	$68,826	$70,364	$69,955
Foreign	4,602	4,756	4,263
Total Bank legal entities	73,428	75,120	74,218
Non-Bank legal entities
Domestic:
Parent Company	48,998	41,642	44,184
Non-Parent Company	32,415	35,264	32,356
Total Domestic	81,413	76,906	76,540
Foreign	51,622	40,634	44,216
Total Non-Bank legal entities	133,035	117,540	120,756
Total	$206,463	$192,660	$194,974

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

HQLA by Type of Asset and LCR

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2018	December 31, 2017
HQLA
Cash deposits with central banks	$33,350	$33,450
Securities[1]	125,015	125,269
Total	$158,365	$158,719
LCR	121%	128%

1.	Primarily includes U.S. Treasuries; U.S. agency mortgage-backed securities; sovereign bonds; investment grade corporate bonds; and publicly traded common equities.

The decrease in the LCR in the current quarter is due to an increase in net outflows (the denominator of the ratio) driven by the impact of an increase in lending commitments, primarily within the Institutional Securities business segment.

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

The Basel Committee on Banking Supervision (“Basel Committee”) has previously finalized the NSFR framework. In May 2016, the U.S. banking agencies issued a proposal to implement the NSFR in the U.S., which would apply to us and our U.S. Bank Subsidiaries. Our preliminary estimates, based on the current proposal, indicate that actions will be necessary to meet the requirement, which we would expect to

17	March 2018 Form 10-Q

Management’s Discussion and Analysis

accomplish by the effective date of any final rule. Our preliminary estimates are subject to risks and uncertainties that may cause actual results based on the final rule to differ materially from estimates. For an additional discussion of the NSFR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Liquidity Framework—Net Stable Funding Ratio” in the 2017 Form 10-K.

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

Secured Financing

For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2017 Form 10-K.

At March 31, 2018 and December 31, 2017, the weighted average maturity of our secured financing of less liquid assets was greater than 120 days.

Unsecured Financing

For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2017 Form 10-K and see Note 4 to the financial statements.

Deposits

$ in millions	At March 31, 2018	At December 31, 2017
Savings and demand deposits:
Brokerage sweep deposits[1]	$129,177	$135,946
Savings and other	9,181	8,541
Total Savings and demand deposits	138,358	144,487
Time deposits[2]	22,066	14,949
Total	$160,424	$159,436

1.	Represents balances swept from client brokerage accounts.
2.	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the financial statements).

Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits at March 31, 2018 were up slightly compared with December 31, 2017, primarily driven by measures to increase Time deposits and Savings and other deposits, partially offset by a reduction in Brokerage sweep deposits due to client deployment of cash into investments.

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

March 2018 Form 10-Q	18

Management’s Discussion and Analysis

Borrowings by Remaining Maturity at March 31, 20181

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$1,256	$1,256
Original maturities greater than one year
2018	$12,783	$3,318	$16,101
2019	21,765	3,769	25,534
2020	18,775	2,284	21,059
2021	20,163	2,650	22,813
2022	15,261	1,985	17,246
Thereafter	78,873	12,082	90,955
Total	$167,620	$26,088	$193,708
Total Borrowings	$167,620	$27,344	$194,964
Maturities over next 12 months[2]			$23,029

1.	Original maturity in the table is generally based on contractual final maturity. For Borrowings with put options, remaining maturity represents the earliest put date.
2.	Includes only borrowings with original maturities greater than one year.

Borrowings increased to $194,964 million as of March 31, 2018 compared with $192,582 million at December 31, 2017. This increase is a result of issuances, partially offset primarily by maturities and retirements as presented in the following table.

$ in millions	Three Months Ended March 31, 2018
Issued	$15,370
Matured or retired	11,377

For further information on Borrowings, see Note 10 to the financial statements.

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

Parent Company and MSBNA Senior Unsecured Ratings at April 30, 2018
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

In connection with certain OTC trading agreements and certain other agreements where we are a liquidity provider to certain financing vehicles associated with the Institutional Securities business segment, we may be required to provide additional collateral, immediately settle any outstanding liability balances with certain counterparties or pledge additional collateral to certain clearing organizations in the event of a future credit rating downgrade irrespective of whether we are in a net asset or net liability position.

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings. The following table shows the future potential collateral amounts and termination payments that could be called or required by counterparties and clearing organizations in the event of one-notch or two-notch downgrade scenarios, from the lowest of Moody’s ratings or S&P Global Ratings, based on the relevant contractual downgrade triggers.

Incremental Collateral or Terminating Payments upon

Potential Future Rating Downgrade

$ in millions	At March 31, 2018	At December 31, 2017
One-notch downgrade	$806	$822
Two-notch downgrade	611	596

19	March 2018 Form 10-Q

Management’s Discussion and Analysis

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

Common Stock

	Three Months Ended March 31,
$ in millions	2018	2017
Repurchases of common stock under our share repurchase program	$1,250	$750

From time to time we repurchase our outstanding common stock, including as part of our share repurchase program. As previously announced, on April 18, 2018, we entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”) whereby MUFG will sell shares of the Firm’s common stock to us, as part of our share repurchase program. The sales plan is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Federal Reserve and will have no impact on the strategic alliance between MUFG and us, including the joint venture in Japan. For a description of our share repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds.”

For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

Common Stock Dividend Announcement

Announcement date	April 18, 2018
Amount per share	$0.25
Date to be paid	May 15, 2018
Shareholders of record as of	April 30, 2018

Preferred Stock

Preferred Stock Dividend Announcement

Announcement date	March 15, 2018
Date paid	April 16, 2018
Shareholders of record as of	March 29, 2018

For additional information on common and preferred stock, see Note 14 to the financial statements.

Regulatory Requirements

Regulatory Capital Framework

We are a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and are subject to the regulation and oversight of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve establishes capital requirements for us, including well-capitalized standards, and evaluates our compliance with such capital requirements. The OCC establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. The regulatory capital requirements are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).

Regulatory Capital Requirements

We are required to maintain minimum risk-based and leverage capital ratios under the regulatory capital requirements. For more information on our regulatory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Requirements” in the 2017 Form 10-K.

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

March 2018 Form 10-Q	20

Management’s Discussion and Analysis

In addition to the minimum risk-based capital ratio requirements, by 2019 we will be subject to the following buffers:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 G-SIB capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 CCyB, currently set by U.S. banking agencies at zero.

In 2017 and 2018, each of the buffers is 50% and 75%, respectively, of the 2019 requirement noted above. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2017 Form 10-K.

Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). At March 31, 2018 and December 31, 2017, our ratios are based on the Standardized Approach rules.

Effective January 1, 2019, Common Equity Tier 1 capital, Tier 1 capital and Total capital requirements, inclusive of buffers, will increase to 10.0%, 11.5%, and 13.5%, respectively.

See “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein for additional capital requirements effective January 1, 2019.

Regulatory Capital Ratios

	At March 31, 2018
		Fully Phased-In
$ in millions	Required Ratio	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$60,568	$60,568
Tier 1 capital		69,213	69,213
Total capital		79,363	79,138
Total RWA		390,390	378,442
Common Equity Tier 1 capital ratio	8.6%	15.5%	16.0%
Tier 1 capital ratio	10.1%	17.7%	18.3%
Total capital ratio	12.1%	20.3%	20.9%
Leverage-based capital
Adjusted average assets[1]		$846,868	N/A
Tier 1 leverage ratio	4.0%	8.2%	N/A

	At December 31, 2017
		Transitional[2]		Fully Phased-In
$ in millions	Required Ratio	Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity
Tier 1 capital		$61,134	$61,134	$60,564	$60,564
Tier 1 capital		69,938	69,938	69,120	69,120
Total capital		80,275	80,046	79,470	79,240
Total RWA		369,578	350,212	377,241	358,324
Common Equity Tier 1 capital ratio	7.3%	16.5%	17.5%	16.1%	16.9%
Tier 1 capital ratio	8.8%	18.9%	20.0%	18.3%	19.3%
Total capital ratio	10.8%	21.7%	22.9%	21.1%	22.1%
Leverage-based capital
Adjusted average assets[1]		$842,270	N/A	$841,756	N/A
Tier 1 leverage ratio	4.0%	8.3%	N/A	8.2%	N/A

1.

Adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the current quarter and the quarter ended December 31, 2017 adjusted for disallowed goodwill, intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

2.	Regulatory compliance was determined based on capital ratios calculated under transitional rules until December 31, 2017.

At December 31, 2017, the pro forma fully phased-in estimated amounts utilize fully phased-in Tier 1 capital, including the fully phased-in Tier 1 capital deductions that applied beginning January 1, 2018. These pro forma fully phased-in estimates were non-GAAP financial measures because the related capital rules were not yet effective at December 31, 2017. These estimates were based on our understanding of the capital rules and other factors at the time.

21	March 2018 Form 10-Q

Management’s Discussion and Analysis

Well-Capitalized Regulatory Capital Ratio Requirements for U.S. Bank Subsidiaries

At March 31, 2018
Common Equity Tier 1 risk-based capital ratio	6.5%
Tier 1 risk-based capital ratio	8.0%
Total risk-based capital ratio	10.0%
Tier 1 leverage ratio	5.0%
SLR	6.0%

For us to remain an FHC, our U.S. Bank Subsidiaries must qualify as well-capitalized by maintaining the ratio requirements set forth in the previous table. The Federal Reserve has not yet revised the well-capitalized standard for FHCs to reflect the higher capital standards required of us under the capital rules. Assuming that the Federal Reserve would apply the same or very similar well-capitalized standards to FHCs, each of our risk-based capital ratios, Tier 1 leverage ratio and SLR at March 31, 2018 would have exceeded the revised well-capitalized standard. The Federal Reserve may require an FHC to maintain risk- and leverage-based capital ratios substantially in excess of mandated well-capitalized levels, depending upon general economic conditions and the FHC’s particular condition, risk profile and growth plans.

Regulatory compliance was determined based on capital ratios including regulatory capital and RWA calculated under the transitional rules until December 31, 2017. The regulatory capital analyses in the following tables are presented using pro forma fully phased-in estimates as of December 31, 2017, which are equivalent to amounts calculated as of March 31, 2018.

Fully Phased-In Regulatory Capital

$ in millions	At March 31, 2018	At December 31, 2017[1]
Common Equity Tier 1 capital
Common stock and surplus	$12,911	$14,354
Retained earnings	60,009	57,577
AOCI	(3,406)	(3,060)
Regulatory adjustments and deductions:
Net goodwill	(6,716)	(6,599)
Net intangible assets (other than goodwill and mortgage servicing assets)	(2,424)	(2,446)
Other adjustments and deductions[2]	194	738
Total Common Equity Tier 1 capital	$60,568	$60,564
Additional Tier 1 capital
Preferred stock	$8,520	$8,520
Noncontrolling interests	482	415
Other adjustments and deductions	(23)	(23)
Additional Tier 1 capital	$8,979	$8,912
Deduction for investments in covered funds	(334)	(356)
Total Tier 1 capital	$69,213	$69,120
Standardized Tier 2 capital
Subordinated debt	$9,612	$9,839
Noncontrolling interests	113	98
Eligible allowance for credit losses	448	423
Other adjustments and deductions	(23)	(10)
Total Standardized Tier 2 capital	$10,150	$10,350
Total Standardized capital	$79,363	$79,470
Advanced Tier 2 capital
Subordinated debt	$9,612	$9,839
Noncontrolling interests	113	98
Eligible credit reserves	223	193
Other adjustments and deductions	(23)	(10)
Total Advanced Tier 2 capital	$9,925	$10,120
Total Advanced capital	$79,138	$79,240

March 2018 Form 10-Q	22

Management’s Discussion and Analysis

Fully Phased-In Regulatory Capital Rollforward

$ in millions	Three Months Ended March 31, 2018
Common Equity Tier 1 capital
Common Equity Tier 1 capital at December 31, 2017[1]	$60,564
Change related to the following items:
Value of shareholders’ common equity	643
Net goodwill	(117)
Net intangible assets (other than goodwill and mortgage servicing assets)	22
Other adjustments and deductions[2]	(544)
Common Equity Tier 1 capital at March 31, 2018	$60,568
Additional Tier 1 capital
Additional Tier 1 capital at December 31, 2017[1]	$8,912
Change related to the following items:
Noncontrolling interests	67
Other adjustments and deductions	—
Additional Tier 1 capital at March 31, 2018	8,979
Deduction for investments in covered funds at December 31, 2017	(356)
Change in deduction for investments in covered funds	22
Deduction for investments in covered funds at March 31, 2018	(334)
Tier 1 capital at March 31, 2018	$69,213
Standardized Tier 2 capital
Tier 2 capital at December 31, 2017[1]	$10,350
Change related to the following items:
Eligible allowance for credit losses	25
Other changes, adjustments and deductions[3]	(225)
Standardized Tier 2 capital at March 31, 2018	$10,150
Total Standardized capital at March 31, 2018	$79,363
Advanced Tier 2 capital
Tier 2 capital at December 31, 2017[1]	$10,120
Change related to the following items:
Eligible credit reserves	30
Other changes, adjustments and deductions[3]	(225)
Advanced Tier 2 capital at March 31, 2018	$9,925
Total Advanced capital at March 31, 2018	$79,138

1.	The pro forma fully phased-in estimates as of December 31, 2017 are non-GAAP financial measures. See “Selected Non-GAAP Financial Information” herein.
2.

Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital include credit spread premium over risk-free rate for derivative liabilities, net deferred tax assets, net after-tax DVA and adjustments related to AOCI.

3.	Other changes, adjustments and deductions used in the calculations of Standardized and Advanced Tier 2 capital include changes in subordinated debt and noncontrolling interests.

Fully Phased-In RWA Rollforward

	Three Months Ended March 31, 2018[1]
$ in millions	Standardized		Advanced
Credit risk RWA
Balance at December 31, 2017[2]		$301,946	$170,754
Change related to the following items:
Derivatives		(229)	3,568
Securities financing transactions		177	2,242
Securitizations		(357)	(1,277)
Investment securities		(270)	320
Commitments, guarantees and loans		12,934	15,090
Cash		784	294
Equity investments		2,726	2,887
Other credit risk[3]		634	236
Total change in credit risk RWA		$16,399	$23,360
Balance at March 31, 2018		$318,345	$194,114
Market risk RWA
Balance at December 31, 2017[2]		$75,295	$74,907
Change related to the following items:
Regulatory VaR		1,187	1,187
Regulatory stressed VaR		235	235
Incremental risk charge		2,968	2,968
Comprehensive risk measure		(2,135)	(1,947)
Specific risk:
Non-securitizations		(2,590)	(2,590)
Securitizations		(2,915)	(2,917)
Total change in market risk RWA		$(3,250)	$(3,064)
Balance at March 31, 2018		$72,045	$71,843
Operational risk RWA
Balance at December 31, 2017[2]	$	N/A	$112,663
Change in operational risk RWA		N/A	(178)
Balance at March 31, 2018	$	N/A	$112,485
Total RWA		$390,390	$378,442

Regulatory VaR—VaR for regulatory capital requirements

1.	The RWA for each category in the table reflects both on- and off-balance sheet exposures, where appropriate.
2.	The pro forma fully phased-in estimates as of December 31, 2017 are non-GAAP financial measures. See “Selected Non-GAAP Financial Information” herein.
3.	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.

Credit risk RWA increased in the current quarter under the Standardized and Advanced Approaches primarily due to increased exposures in corporate lending within the Institutional Securities business segment. Credit risk RWA also increased under the Advanced Approach due to increased exposures in derivatives.

Market risk RWA decreased in the current quarter under the Standardized and Advanced Approaches primarily due to a decrease in standardized specific risk charges.

23	March 2018 Form 10-Q

Management’s Discussion and Analysis

The decrease in operational risk RWA under the Advanced Approach reflects a reduction in the internal loss frequency related to litigation utilized in the operational risk capital model.

Supplementary Leverage Ratio

Supplementary Leverage Exposure and Ratio

	At March 31, 2018	At December 31, 2017
$ in millions	Fully Phased-in	Transitional Basis[1]	Fully Phased-in2
Average total assets[3]	$856,738	$851,510	$851,510
Adjustments[4,5]	234,780	231,173	230,660
Supplementary leverage exposure	$1,091,518	$1,082,683	$1,082,170
SLR	6.3%	6.5%	6.4%

1.	Transitional provisions applied until December 31, 2017.
2.	Estimated amounts utilize fully phased-in Tier 1 capital, including the fully phased-in Tier 1 capital deductions that apply beginning January 1, 2018.
3.	Computed as the average daily balance of consolidated total assets under U.S. GAAP during the current quarter and the quarter ended December 31, 2017.
4.	Computed as the average of the month-end balances over the current quarter and the quarter ended December 31, 2017.
5.

Adjustments are to: (i) incorporate derivative exposures, including adding the related potential future exposure (including for derivatives cleared for clients), grossing up cash collateral netting where qualifying criteria are not met and adding the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) reflect the counterparty credit risk for repo-style transactions; (iii) add the credit equivalent amount for off-balance sheet exposures; and (iv) apply other adjustments to Tier 1 capital, including disallowed goodwill, intangible assets, certain deferred tax assets and certain investments in the capital instruments of unconsolidated financial institutions.

The SLR became effective as a capital standard on January 1, 2018. We are required to maintain a Tier 1 supplementary leverage ratio of 3% as well as an enhanced SLR capital buffer of at least 2% (for a total of at least 5%) in order to avoid limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers. In addition, our U.S. Bank Subsidiaries must maintain an SLR of 6% to be considered well-capitalized.

U.S. Bank Subsidiaries’ Fully Phased-In Supplementary Leverage Ratios

	At March 31, 2018	At December 31, 2017[1]
MSBNA	9.0%	9.1%
MSPBNA	9.3%	9.3%

1.	Estimated amounts utilize fully phased-in Tier 1 capital, including the fully phased-in Tier 1 capital deductions that apply beginning January 1, 2018.

The pro forma transitional and fully phased-in supplementary leverage exposures and ratios are non-GAAP financial measures because they were not yet effective at December 31, 2017.

Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements

On December 15, 2016, the Federal Reserve adopted a final rule for top-tier BHCs of U.S. G-SIB (“covered BHC”), including the Parent Company, that establishes external TLAC, long-term debt (“LTD”) and clean holding company requirements. The final rule contains various definitions and restrictions, such as requiring eligible LTD to be issued by the covered BHC and be unsecured, have a maturity of one year or more from the date of issuance and not have certain derivative-linked features typically associated with certain types of structured notes. We expect to be in compliance with all requirements of the rule by January 1, 2019, the date that compliance is required.

The Federal Reserve’s proposed modifications to the enhanced SLR would also make corresponding changes to the calibration of the TLAC leverage-based requirements, as well as certain other technical changes to the TLAC rule. For a further discussion of the enhanced SLR, see “Regulatory Developments—Proposed Modifications to the Enhanced SLR and to the SLR Applicable to Our U.S. Bank Subsidiaries” herein.

For a further discussion of TLAC and LTD requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2017 Form 10-K. For discussions about the interaction between the SPOE resolution strategy and the TLAC and LTD requirements, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” and “Risk Factors—Legal, Regulatory and Compliance Risk” in the 2017 Form 10-K.

Capital Plans and Stress Tests

Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large BHCs, including us, which form part of the Federal Reserve’s annual CCAR framework.

We submitted our 2018 Capital Plan (“Capital Plan”) and company-run stress test results to the Federal Reserve on April 5, 2018. We expect that the Federal Reserve will provide its response to our 2018 Capital Plan by June 30, 2018. There could be a range of potential outcomes to our Capital Plan whereby the Federal Reserve could object to, or otherwise require us to modify, such plan. See “Risk Factors” in the 2017 Form 10-K. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by

March 2018 Form 10-Q	24

Management’s Discussion and Analysis

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

The Dodd-Frank Act also requires each of our U.S. Bank Subsidiaries to conduct an annual stress test. MSBNA and MSPBNA submitted their 2018 annual company-run stress tests to the OCC on April 5, 2018 and must publish a summary of their stress test results between June 15, 2018 and July 15, 2018.

For a further discussion of our capital plans and stress tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests” in the 2017 Form 10-K.

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

Common equity estimation and attribution to the business segments are based on our fully phased-in regulatory capital rules. The amount of capital allocated to the business segments is generally set at the beginning of each year and remains fixed throughout the year until the next annual reset unless a significant business change occurs (e.g., acquisition or disposition). Differences between available and Required Capital are attributed to Parent Company equity during the year.

The Required Capital framework is expected to evolve over time in response to changes in the business and regulatory environment, for example, to incorporate changes in stress testing or enhancements to modeling techniques. We will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

Average Common Equity Attribution1

	Three Months Ended March 31,
$ in billions	2018	2017
Institutional Securities	$40.8	$40.2
Wealth Management	16.8	17.2
Investment Management	2.6	2.4
Parent Company	8.8	9.2
Total	$69.0	$69.0

1.	Average common equity is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.

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

For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” and “Risk Factors—Legal, Regulatory and Compliance Risk” in the 2017 Form 10-K.

25	March 2018 Form 10-Q

Management’s Discussion and Analysis

Volcker Rule

The Volcker Rule prohibits “banking entities,” including us and our affiliates, from engaging in certain “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” with a number of exemptions and exclusions. For more information about the Volcker Rule, see “Business—Supervision and Regulation—Activities Restrictions under the Volcker Rule” in the 2017 Form 10-K.

U.S. Department of Labor Conflict of Interest Rule and SEC Standards of Conduct for Investment Professionals

The U.S. DOL’s final Conflict of Interest Rule under ERISA went into effect on June 9, 2017, with certain aspects subject to phased-in compliance. Full compliance with the rule’s related exemptions was scheduled to be required by July 1, 2019. However, on March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the Conflict of Interest Rule and accompanying exemptions in their entirety. While the U.S. DOL could appeal to the U.S. Supreme Court, the order to vacate the rule could take effect as soon as May 7, 2018. For a discussion of the U.S. DOL Conflict of Interest Rule, see “Business—Supervision and Regulation—Institutional Securities and Wealth Management” in the 2017 Form 10-K.

On April 18, 2018, the SEC released for public comment a package of proposed rulemaking on the standards of conduct and required disclosures for broker-dealers and investment advisers. One of the proposals, entitled “Regulation Best Interest,” would require broker-dealers to act in the “best interest” of retail customers at the time a recommendation is made without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer. Additionally, the SEC proposed a new requirement for both broker-dealers and investment advisers to provide a brief relationship summary to retail investors with information intended to clarify the relationship between the parties. Finally, the SEC issued a proposed interpretation regarding the fiduciary duty that investment advisers owe their clients. We are reviewing the SEC’s package of proposed rules.

Proposed Stress Buffer Requirements

On April 10, 2018, the Federal Reserve issued a proposal to integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The proposal, which would apply to certain BHCs, including us, would introduce a stress capital buffer and a stress leverage buffer (collectively, “Stress Buffer

Requirements”) and related changes to the capital planning and stress testing processes. Under the proposal, Stress Buffer Requirements would apply only with respect to the Standardized Approach and Tier 1 leverage regulatory capital requirements and would generally be effective on October 1, 2019.

In the Standardized Approach, the stress capital buffer would replace the existing Common Equity Tier 1 capital conservation buffer, which will be 2.5% as of January 1, 2019. The Standardized Approach stress capital buffer would equal the greater of (i) the maximum decline in our Common Equity Tier 1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period, plus the sum of the ratios of the dollar amount of our planned common stock dividends to our projected RWA for each of the fourth through seventh quarters of the supervisory stress test projection period, and (ii) 2.5%. Regulatory capital requirements under the Standardized Approach would include the stress capital buffer, as summarized above, as well as our Common Equity Tier 1 G-SIB capital surcharge and any applicable Common Equity Tier 1 CCyB.

Like the stress capital buffer, the stress leverage buffer would be calculated based on the results of our annual supervisory stress tests. The stress leverage buffer would equal the maximum decline in our Tier 1 leverage ratio under the severely adverse scenario, plus the sum of the ratios of the dollar amount of our planned common stock dividends to our projected leverage ratio denominator for each of the fourth through seventh quarters of the supervisory stress test projection period. No floor would be established for the stress leverage buffer, which would apply in addition to the current minimum Tier 1 leverage ratio of 4%.

The proposal would make related changes to capital planning and stress testing processes for BHCs subject to the Stress Buffer Requirements. In particular, the proposal would limit projected capital actions to planned common stock dividends in the fourth through seventh quarters of the supervisory stress test projection period and would assume that BHCs maintain a constant level of assets and RWA throughout the supervisory stress test projection period.

The proposal does not change regulatory capital requirements under the Advanced Approach or the SLR, although the Federal Reserve and the OCC have separately proposed to modify the enhanced SLR requirements, as summarized below. If the proposal is adopted in its current form, limitations on capital distributions and discretionary bonus payments to executive officers would be determined by the most stringent limitation, if any, as determined under the Standardized Approach or the Tier 1 leverage ratio, inclusive of Stress Buffer Requirements, or the Advanced Approach or SLR or TLAC requirements, inclusive of applicable buffers.

March 2018 Form 10-Q	26

Management’s Discussion and Analysis

Proposed Modifications to the Enhanced SLR and to the SLR Applicable to Our U.S. Bank Subsidiaries

On April 11, 2018, the Federal Reserve proposed modifications to the enhanced SLR that would replace the current 2% enhanced SLR buffer applicable to U.S. G-SIBs, including us, with a leverage buffer equal to 50% of our Common Equity Tier 1 G-SIB capital surcharge, which is currently 3%. Under the proposal, our enhanced SLR buffer would become 1.5%, for a total enhanced SLR requirement of 4.5%, assuming that our G-SIB capital surcharge remains the same when the proposal becomes effective, which may be as early as 2018 under the proposal.

As part of the same proposal, the Federal Reserve and the OCC also proposed to align the well-capitalized SLR standard applicable to our U.S. Bank Subsidiaries with the proposed enhanced SLR buffer applicable to the Firm. Under the proposal, the well-capitalized SLR requirement for our U.S. Bank Subsidiaries would change from the current 6% to 3% plus 50% of our current Common Equity Tier 1 G-SIB capital surcharge, for a total well-capitalized SLR requirement of 4.5%, assuming that our G-SIB capital surcharge remains the same when the proposal becomes effective.

Proposed Regulatory Capital Adjustments Related to Implementation of the Current Expected Credit Losses Methodology

On April 17, 2018, the U.S. banking agencies issued a proposal to revise the regulatory capital framework applicable to banking organizations, including us and our U.S. Bank Subsidiaries, to address the new accounting standard for credit losses, known as a CECL methodology. For a further discussion of CECL, see “Accounting Development Updates— Financial Instruments—Credit Losses” herein.

The proposal modifies the regulatory capital rules to identify which credit loss allowances under the new accounting standard are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in, over a three-year period, the adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The proposal requires a banking organization that has adopted a CECL methodology to include the provision for credit losses beginning in the 2020 stress test cycle.

U.K. Withdrawal from the E.U.

Following the U.K. electorate vote to leave the E.U., the U.K. invoked Article 50 of the Lisbon Treaty on March 29, 2017, which triggered a two-year period, subject to extension

(which would need the unanimous approval of the E.U. Member States), during which the U.K. government has been negotiating its withdrawal agreement with the E.U. For further discussion of the potential impact of the U.K.’s withdrawal from the E.U. on our operations, see “Risk Factors—International Risk” in the 2017 Form 10-K. For further information regarding our exposure to the U.K., see also “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Country Risk Exposure.”

Expected Replacement of London Interbank Offered Rate

Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021.

On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate (“SOFR”), which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. Further, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (“reformed SONIA”), comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. Reformed SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates.

Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. Such reforms and actions may also require extensive changes to the contracts that govern these LIBOR-based products, as well as our systems and processes.

27	March 2018 Form 10-Q

Management’s Discussion and Analysis

Effects of Inflation and Changes in Interest and Foreign Exchange Rates

For a discussion of the effects of inflation and changes in interest and foreign exchange rates on our business and financial results and strategies to mitigate potential exposures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Effects of Inflation and Changes in Interest and Foreign Exchange Rates” in the 2017 Form 10-K.

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

For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 11 to the financial statements. For further information on our lending commitments, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities Included in Loans and Trading Assets.”

Contractual Obligations

For a discussion about our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in the 2017 Form 10-K.

March 2018 Form 10-Q	28

Quantitative and Qualitative Disclosures about Market Risk

Management believes effective risk management is vital to the success of our business activities. For a discussion of our risk management functions, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management” in the 2017 Form 10-K.

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur market risk within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in alternative and other funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” in the 2017 Form 10-K.

Value-at-Risk

The statistical technique known as VaR is one of the tools we use to measure, monitor and review the market risk exposures of our trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

VaR Methodology, Assumptions and Limitations.    For information regarding our VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk—Sales and Trading and Related Activities—VaR Methodology, Assumptions and Limitations” in the 2017 Form 10-K.

We utilize the same VaR model for risk management purposes and for regulatory capital calculations. Our regulators have approved our VaR model for use in regulatory calculations.

The portfolio of positions used for our VaR for risk management purposes (“Management VaR”) differs from that used for regulatory capital requirements (“Regulatory VaR”). Management VaR contains certain positions that are excluded from Regulatory VaR. Examples include CVA and related hedges, as well as loans that are carried at fair value and associated hedges.

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

Trading Risks

95%/One-Day Management VaR

	95%/One-Day VaR for the Three Months Ended March 31, 2018
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$41	$35	$46	$30
Equity price	16	14	17	11
Foreign exchange rate	10	9	13	7
Commodity price	10	9	11	7
Less: Diversification benefit[1,2]	(27)	(25)	N/A	N/A
Primary Risk Categories	$50	$42	$51	$36
Credit Portfolio	11	10	11	9
Less: Diversification benefit[1,2]	(7)	(6)	N/A	N/A
Total Management VaR	$54	$46	$55	$40

	95%/One-Day VaR for the Three Months Ended December 31, 2017
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$32	$29	$36	$24
Equity price	11	13	15	10
Foreign exchange rate	9	8	11	6
Commodity price	7	8	11	6
Less: Diversification benefit[1,2]	(20)	(23)	N/A	N/A
Primary Risk Categories	$39	$35	$41	$30
Credit Portfolio	9	9	10	8
Less: Diversification benefit[1,2]	(5)	(6)	N/A	N/A
Total Management VaR	$43	$38	$44	$34

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

Average total Management VaR and average Management VaR for the Primary Risk Categories of $46 million and $42 million, respectively, increased from the three-months ended December 31, 2017, primarily as a result of increases in trading inventory across the Fixed Income Macro and Credit trading businesses in the Institutional Securities business segment and increased market volatility, particularly in Equities.

29	March 2018 Form 10-Q

Risk Disclosures

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

Total Trading.    As shown in the 95%/One-Day Management VaR table, the average 95%/one-day total Management VaR for the current quarter was $46 million. The following histogram presents the distribution of the daily 95%/one-day total Management VaR for the current quarter.

Daily 95%/One-Day Total Management VaR for the Current Quarter

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

Daily Net Trading Revenues for the Current Quarter

($ in millions)

Non-Trading Risks

We believe that sensitivity analysis is an appropriate representation of our non-trading risks. The following sensitivity analyses cover substantially all of the non-trading risk in our portfolio.

Exposure Related to Our Own Credit Spread.

Credit Spread Risk Sensitivity1

$ in millions	At March 31, 2018	At December 31, 2017
Derivatives	$6	$6
Funding liabilities[2]	31	29

1.	Amounts represent the increase in value for each 1 bps widening of our credit spread.
2.	Relates to structured note liabilities carried at fair value.

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

March 2018 Form 10-Q	30

Risk Disclosures

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At March 31, 2018	At December 31, 2017
Basis point change
+200	$438	$489
+100	226	367
-100	(464)	(500)

We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between March 31, 2018 and December 31, 2017 is related to overall changes in our asset-liability profile and higher market rates.

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

Investments Sensitivity, Including Related Performance Fees

	Loss from 10% Decline
$ in millions	At March 31, 2018	At December 31, 2017
Investments related to Investment
Management activities	$321	$316
Other investments:
MUMSS	172	168
Other Firm investments	187	178

MUMSS—Mitsubishi UFJ Morgan Stanley Securities Co., LTD.

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

Credit Risk

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We primarily incur credit risk exposure to institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk–Risk Management–Credit Risk” in the 2017 Form 10-K. Also, see Notes 7 and 11 to the financial statements for additional information about our loans and lending commitments, respectively.

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

31	March 2018 Form 10-Q

Risk Disclosures

Loans and Lending Commitments

	At March 31, 2018
$ in millions	IS	WM	IM1	Total
Corporate loans	$17,005	$14,893	$5	$31,903
Consumer loans	—	26,877	—	26,877
Residential real estate loans	—	26,566	—	26,566
Wholesale real estate loans	10,021	—	—	10,021
Loans held for investment, gross of allowance	27,026	68,336	5	95,367
Allowance for loan losses	(201)	(42)	—	(243)
Loans held for investment, net of allowance	26,825	68,294	5	95,124
Corporate loans	12,000	—	—	12,000
Residential real estate loans	1	32	—	33
Wholesale real estate loans	1,978	—	—	1,978
Loans held for sale	13,979	32	—	14,011
Corporate loans	9,323	—	23	9,346
Residential real estate loans	706	—	—	706
Wholesale real estate loans	1,770	—	1,171	2,941
Loans held at fair value	11,799	—	1,194	12,993
Total loans	52,603	68,326	1,199	122,128
Lending commitments[2,3]	109,025	10,404	187	119,616
Total loans and lending commitments[2,3]	$161,628	$78,730	$1,386	$241,744

	At December 31, 2017
$ in millions	IS	WM	IM	Total
Corporate loans	$15,332	$14,417	$5	$29,754
Consumer loans	—	26,808	—	26,808
Residential real estate loans	—	26,635	—	26,635
Wholesale real estate loans	9,980	—	—	9,980
Loans held for investment, gross of allowance	25,312	67,860	5	93,177
Allowance for loan losses	(182)	(42)	—	(224)
Loans held for investment, net of allowance	25,130	67,818	5	92,953
Corporate loans	9,456	—	—	9,456
Residential real estate loans	1	34	—	35
Wholesale real estate loans	1,682	—	—	1,682
Loans held for sale	11,139	34	—	11,173
Corporate loans	8,336	—	22	8,358
Residential real estate loans	799	—	—	799
Wholesale real estate loans	1,579	—	—	1,579
Loans held at fair value	10,714	—	22	10,736
Total loans	46,983	67,852	27	114,862
Lending commitments[2,3]	92,588	9,481	—	102,069
Total loans and lending commitments[2,3]	$139,571	$77,333	$27	$216,931

1.

Investment Management business segment loans are entered into in conjunction with certain investment advisory activities. The increase in fair value loans in the current quarter is a result of the consolidation of a fund managed by Mesa West Capital, LLC that primarily invests in commercial real estate loans with remaining maturities of less than 5 years.

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

Total loans and lending commitments increased by approximately $25 billion in the current quarter, primarily due to increases in Corporate lending commitments within the Institutional Securities business segment.

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

Allowance for Loans and Lending Commitments Held for Investment

$ in millions	At March 31, 2018	At December 31, 2017
Loans	$243	$224
Lending commitments	205	198

The aggregate allowance for loans and lending commitment losses increased during the current quarter primarily due to overall portfolio changes and qualitative and environmental factors impacting the inherent allowance within the Institutional Securities business segment. See Note 7 to the financial statements for further information.

Status of Loans Held for Investment

	At March 31, 2018		At December 31, 2017
	IS	WM	IS	WM
Current	99.7%	99.9%	99.5%	99.9%
Non-accrual[1]	0.3%	0.1%	0.5%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

March 2018 Form 10-Q	32

Risk Disclosures

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

Institutional Securities Loans and Lending Commitments1

	At March 31, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$—	$450	$28	$5	$483
A	1,435	2,262	1,287	389	5,373
BBB	3,626	8,398	3,709	875	16,608
NIG	6,213	10,940	7,521	3,199	27,873
Unrated[2]	59	98	262	1,847	2,266
Total loans	11,333	22,148	12,807	6,315	52,603
Lending commitments
AAA	—	165	—	—	165
AA	3,127	1,348	2,707	—	7,182
A	4,374	14,521	11,316	425	30,636
BBB	4,865	14,276	18,546	166	37,853
NIG	1,436	11,241	13,636	6,801	33,114
Unrated[2]	1	25	10	39	75
Total lending commitments	13,803	41,576	46,215	7,431	109,025
Total exposure	$25,136	$63,724	$59,022	$13,746	$161,628

	At December 31, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$14	$503	$30	$5	$552
A	1,608	1,710	1,235	693	5,246
BBB	2,791	6,558	3,752	646	13,747
NIG	4,760	12,311	4,480	3,245	24,796
Unrated[2]	243	291	621	1,487	2,642
Total loans	9,416	21,373	10,118	6,076	46,983
Lending commitments
AAA	—	165	—	—	165
AA	3,745	1,108	3,002	—	7,855
A	3,769	5,533	11,774	197	21,273
BBB	3,987	12,345	16,818	1,095	34,245
NIG	4,159	9,776	12,279	2,698	28,912
Unrated[2]	9	40	42	47	138
Total lending commitments	15,669	28,967	43,915	4,037	92,588
Total exposure	$25,085	$50,340	$54,033	$10,113	$139,571

NIG–Non-investment	grade
1.	Obligor credit ratings are determined by the Credit Risk Management department.
2.

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of Market Risk. For a further discussion of our Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Market Risk” herein.

Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At March 31, 2018	At December 31, 2017
Industry
Real estate	$28,847	$28,426
Financials	27,224	22,112
Consumer discretionary	15,706	11,555
Industrials	13,768	11,090
Information technology	12,434	11,862
Insurance	10,747	4,739
Healthcare	10,456	9,956
Energy	10,354	10,233
Utilities	10,296	9,592
Consumer staples	10,054	8,315
Materials	5,123	5,069
Telecommunications services	4,533	4,172
Other	2,086	2,450
Total	$161,628	$139,571

Institutional Securities business segment loans and lending commitments are mainly related to relationship-based and event-driven lending to select corporate clients. Relationship-based loans and lending commitments are used for general corporate purposes, working capital and liquidity purposes by our investment banking clients and typically consist of

33	March 2018 Form 10-Q

Risk Disclosures

revolving lines of credit, letter of credit facilities and term loans. In connection with the relationship-based lending activities, we enter into hedges, as detailed below.

Relationship-based Lending Activities Hedges—Notional Amounts

$ in billions	At March 31, 2018	At December 31, 2017
Single-name and index CDS	$15.0	$16.6

Event-Driven Loans and Lending Commitments

	At March 31, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$2,631	$689	$518	$1,835	$5,673
Lending commitments	2,902	11,963	3,262	3,982	22,109
Total loans and lending commitments	$5,533	$12,652	$3,780	$5,817	$27,782

	At December 31, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$1,458	$1,058	$639	$2,012	$5,167
Lending commitments	1,272	3,206	2,091	1,874	8,443
Total loans and lending commitments	$2,730	$4,264	$2,730	$3,886	$13,610

Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization and project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans. The increase in event-driven lending commitments in the current quarter is primarily due to an increase in held-for-sale commitments driven by new client transactions in the latter part of the quarter.

Wealth Management

The principal Wealth Management lending activities include securities-based lending and residential real estate loans.

Securities-based lending provided to our retail clients is primarily conducted through our Liquidity Access Line platform. For more information about our securities-based lending and residential real estate loans, see “Quantitative and Qualitative Disclosures about Market Risk–Risk Management–Credit Risk–Lending Activities” in the 2017 Form 10-K.

Wealth Management Loans and Lending Commitments

	At March 31, 2018
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans[1]	$34,730	$3,789	$1,849	$1,382	$41,750
Residential real estate loans	—	30	10	26,536	26,576
Total loans	$34,730	$3,819	$1,859	$27,918	$68,326
Lending commitments	7,392	2,283	444	285	10,404
Total loans and lending commitments	$42,122	$6,102	$2,303	$28,203	$78,730

	At December 31, 2017
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans[1]	$34,389	$3,687	$1,899	$1,231	$41,206
Residential real estate loans	—	24	15	26,607	26,646
Total loans	$34,389	$3,711	$1,914	$27,838	$67,852
Lending commitments	7,253	1,827	120	281	9,481
Total loans and lending commitments	$41,642	$5,538	$2,034	$28,119	$77,333

1.	The Liquidity Access Line platform had an outstanding loan balance of $32.1 billion and $32.2 billion at March 31, 2018 and December 31, 2017, respectively.

For the current quarter, loans and lending commitments associated with the Wealth Management business segment lending activities increased by approximately 2%, primarily due to growth in securities-based lending and other loans.

Lending Activities Included in Customer and Other Receivables

Margin Loans

	At March 31, 2018
$ in millions	IS	WM	Total
Net customer receivables representing margin loans	$22,396	$11,986	$34,382

	At December 31, 2017
$ in millions	IS	WM	Total
Net customer receivables representing margin loans	$19,977	$12,135	$32,112

The Institutional Securities and Wealth Management business segments provide margin lending arrangements which allow the client to borrow against the value of qualifying securities. Margin lending activities generally have minimal credit risk due to the value of collateral held and their short-term nature.

March 2018 Form 10-Q	34

Risk Disclosures

Employee Loans

$ in millions	At March 31, 2018	At December 31, 2017
Employee loans:
Balance	$3,687	$4,185
Allowance for loan losses	(75)	(77)
Balance, net	$3,612	$4,108
Repayment term range, in years	1 to 20	1 to 20

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

We manage our trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For a discussion of our credit exposure and related credit derivative contracts, see “Quantitative and Qualitative disclosures about Market Risk–Risk Management–Credit Risk–Credit Exposure–Derivatives” in the 2017 Form 10-K.

Fair values as shown below represent the Firm’s net exposure to counterparties related to its OTC derivative products. Obligor credit ratings are determined internally by the Credit Risk Management department.

Counterparty Credit Rating and Remaining Contractual Maturity of OTC Derivative Assets at Fair Value

	Credit Rating
					Non-
					investment
$ in millions	AAA	AA	A	BBB	grade	Total
At March 31, 2018
< 1 year	$543	$5,281	$37,768	$12,570	$6,192	$62,354
1-3 years	690	3,687	22,356	7,981	4,425	39,139
3-5 years	767	2,907	15,236	5,093	4,989	28,992
Over 5 years	4,813	11,955	77,582	36,990	12,395	143,735
Total, gross	$6,813	$23,830	$152,942	$62,634	$28,001	$274,220
Counterparty Netting	(3,339)	(15,278)	(123,256)	(44,638)	(15,195)	(201,706)
Cash and Securities collateral	(3,158)	(6,512)	(24,812)	(12,055)	(9,077)	(55,614)
Total, net	$316	$2,040	$4,874	$5,941	$3,729	$16,900

	Credit Rating[1]
$ in millions	AAA	AA	A	BBB	Non- investment grade	Total
At December 31, 2017
< 1 year	$356	$5,302	$36,001	$11,577	$5,904	$59,140
1-3 years	558	4,118	23,137	8,887	4,827	41,527
3-5 years	702	3,183	15,577	5,489	4,879	29,830
Over 5 years	5,470	11,667	78,779	37,286	12,079	145,281
Total, gross	$7,086	$24,270	$153,494	$63,239	$27,689	$275,778
Counterparty Netting	(3,018)	(15,261)	(125,378)	(45,421)	(15,828)	(204,906)
Cash and Securities collateral	(3,188)	(6,785)	(23,257)	(12,844)	(9,123)	(55,197)
Total, net	$880	$2,224	$4,859	$4,974	$2,738	$15,675

1.	Prior period amounts have been revised to conform to the current presentation.

OTC Derivative Products at Fair Value, Net of Collateral, by Industry

$ in millions	At March 31, 2018	At December 31, 2017
Industry
Utilities	$4,912	$4,382
Financials	4,245	3,330
Industrials	1,335	1,124
Regional governments	1,002	1,005
Information technology	869	715
Healthcare	842	882
Energy	656	646
Not-for-profit organizations	633	703
Sovereign governments	502	1,084
Consumer discretionary	463	464
Real estate	378	374
Materials	276	329
Insurance	243	206
Consumer staples	118	161
Other	426	270
Total[1]	$16,900	$15,675

1.	For further information on derivative instruments and hedging activities, see Note 4 to the financial statements.

35	March 2018 Form 10-Q

Risk Disclosures

For additional credit exposure information on our credit derivative portfolio, see Note 4 to the financial statements.

Country Risk Exposure

Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows us to effectively identify, monitor and limit country risk. Country risk exposure before and after hedging is monitored and managed. For a further discussion of our country risk exposure see, “Quantitative and Qualitative Disclosures about Market Risk–Risk Management–Country Risk Exposure” in the 2017 Form 10-K.

Our sovereign exposures consist of financial instruments entered into with sovereign and local governments. Our non-sovereign exposures consist of financial instruments entered into primarily with corporations and financial institutions. The following table shows our 10 largest non-U.S. country risk net exposures at March 31, 2018. Index credit derivatives are included in the country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

March 2018 Form 10-Q	36

Risk Disclosures

Top Ten Country Exposures at March 31, 2018

$ in millions	Net Inventory[1]	Net Counterparty Exposure[2]	Loans	Lending Commitments	Exposure before Hedges	Hedges[3]	Net Exposure
Country
U.K.:
Sovereigns	$(836)	$53	$—	$—	$(783)	$(357)	$(1,140)
Non-sovereigns	1,003	10,249	2,533	7,022	20,807	(1,875)	18,932
Total	$167	$10,302	$2,533	$7,022	$20,024	$(2,232)	$17,792
Germany:
Sovereigns	$1,645	$460	$—	$—	$2,105	$(858)	$1,247
Non-sovereigns	328	2,200	1,132	3,787	7,447	(1,317)	6,130
Total	$1,973	$2,660	$1,132	$3,787	$9,552	$(2,175)	$7,377
France:
Sovereigns	$(924)	$2	$—	$—	$(922)	$(50)	$(972)
Non-sovereigns	9	1,862	294	4,100	6,265	(748)	5,517
Total	$(915)	$1,864	$294	$4,100	$5,343	$(798)	$4,545
Spain:
Sovereigns	$(1,648)	$—	$—	$—	$(1,648)	$—	$(1,648)
Non-sovereigns	54	283	3,249	2,748	6,334	(193)	6,141
Total	$(1,594)	$283	$3,249	$2,748	$4,686	$(193)	$4,493
Japan:
Sovereigns	$164	$84	$—	$—	$248	$(118)	$130
Non-sovereigns	476	3,783	—	—	4,259	(118)	4,141
Total	$640	$3,867	$—	$—	$4,507	$(236)	$4,271
Canada:
Sovereigns	$(326)	$48	$—	$—	$(278)	$—	$(278)
Non-sovereigns	574	2,033	92	1,417	4,116	(278)	3,838
Total	$248	$2,081	$92	$1,417	$3,838	$(278)	$3,560
China:
Sovereigns	$659	$188	$—	$—	$847	$(54)	$793
Non-sovereigns	737	228	1,291	434	2,690	(10)	2,680
Total	$1,396	$416	$1,291	$434	$3,537	$(64)	$3,473
Brazil:
Sovereigns	$2,561	$—	$—	$—	$2,561	$(12)	$2,549
Non-sovereigns	69	167	26	451	713	(16)	697
Total	$2,630	$167	$26	$451	$3,274	$(28)	$3,246
Netherlands:
Sovereigns	$(75)	$—	$—	$—	$(75)	$(20)	$(95)
Non-sovereigns	374	733	1,150	1,153	3,410	(305)	3,105
Total	$299	$733	$1,150	$1,153	$3,335	$(325)	$3,010
India:
Sovereigns	$1,744	$—	$—	$—	$1,744	$—	$1,744
Non-sovereigns	696	534	—	—	1,230	—	1,230
Total	$2,440	$534	$—	$—	$2,974	$—	$2,974

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

37	March 2018 Form 10-Q

Risk Disclosures

As a market maker, we may transact in CDS positions to facilitate client trading. Exposures related to single-name and index credit derivatives for those countries shown in the previous table were as follows:

Credit Derivatives Included in Net Inventory

$ in millions	At March 31, 2018
Gross purchased protection	$(78,994)
Gross written protection	76,135
Net exposure	$(2,859)

Net counterparty exposure shown in the Top Ten Country Exposures table above are net of the benefit of collateral received, which is typically composed of cash and government obligations.

Benefit of Collateral Received against Counterparty Credit Exposure

$ in millions	Collateral[1]	At March 31, 2018
Counterparty credit exposure
U.K.	U.K., U.S. and Japan	$9,215
Germany	Belgium and Germany	9,193
Other	Japan, France and Spain	14,696

1.	Collateral primarily consists of cash and government obligations.

Country Risk Exposures Related to the U.K. At March 31, 2018, our country risk exposures in the U.K. included net exposures of $17,792 million as shown in the Top Ten Country Exposures table, and overnight deposits of $7,047 million. The $18,932 million of exposures to non-sovereigns were diversified across both names and sectors. Of these exposures, $6,168 million were to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $5,562 million were to geographically diversified counterparties, and $6,248 million were to exchanges and clearinghouses.

Country Risk Exposures Related to Brazil. At March 31, 2018, our country risk exposures in Brazil included net exposures of $3,246 million as shown in the Top Ten Country Exposures table. Our sovereign net exposures in Brazil were principally in the form of local currency government bonds held onshore to support client activity. The $697 million of exposures to non-sovereigns were diversified across both names and sectors.

Operational Risk

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Operational Risk” in the 2017 Form 10-K.

Model Risk

Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision making, or damage to the Firm’s reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Market Risk–Risk Management–Model Risk” in the 2017 Form 10-K.

Liquidity Risk

Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Liquidity Risk” in the 2017 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Legal and Compliance Risk

Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML and terrorist financing rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Legal and Compliance Risk” in the 2017 Form 10-K.

March 2018 Form 10-Q	38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of March 31, 2018, and the related condensed consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Firm as of December 31, 2017, and the related consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 27, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Firm’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Firm in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

New York, New York

May 4, 2018

39	March 2018 Form 10-Q

Financial Statements Consolidated Financial Statements and Notes Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
in millions, except per share data	2018	2017
Revenues
Investment banking	$1,634	$1,545
Trading	3,770	3,235
Investments	126	165
Commissions and fees	1,173	1,033
Asset management	3,192	2,767
Other	207	229
Total non-interest revenues	10,102	8,974
Interest income	2,860	1,965
Interest expense	1,885	1,194
Net interest	975	771
Net revenues	11,077	9,745
Non-interest expenses
Compensation and benefits	4,914	4,466
Occupancy and equipment	336	327
Brokerage, clearing and exchange fees	627	509
Information processing and communications	478	428
Marketing and business development	140	136
Professional services	510	527
Other	652	544
Total non-interest expenses	7,657	6,937
Income from continuing operations before income taxes	3,420	2,808
Provision for income taxes	714	815
Income from continuing operations	2,706	1,993
Income (loss) from discontinued operations, net of income taxes	(2)	(22)
Net income	$2,704	$1,971
Net income applicable to noncontrolling interests	36	41
Net income applicable to Morgan Stanley	$2,668	$1,930
Preferred stock dividends and other	93	90
Earnings applicable to Morgan Stanley common shareholders	$2,575	$1,840

Earnings per basic common share
Income from continuing operations	$1.48	$1.03
Income (loss) from discontinued operations	—	(0.01)
Earnings per basic common share	$1.48	$1.02

Earnings per diluted common share
Income from continuing operations	$1.46	$1.01
Income (loss) from discontinued operations	(0.01)	(0.01)
Earnings per diluted common share	$1.45	$1.00

Dividends declared per common share	$0.25	$0.20
Average common shares outstanding
Basic	1,740	1,801
Diluted	1,771	1,842

March 2018 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2018	2017
Net income	$2,704	$1,971
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$117	$150
Change in net unrealized gains (losses) on available-for-sale securities	(410)	84
Pension, postretirement and other	5	—
Change in net debt valuation adjustment	451	9
Total other comprehensive income (loss)	$163	$243
Comprehensive income	$2,867	$2,214
Net income applicable to noncontrolling interests	36	41
Other comprehensive income (loss) applicable to noncontrolling interests	72	50
Comprehensive income applicable to Morgan Stanley	$2,759	$2,123

See Notes to Consolidated Financial Statements	41	March 2018 Form 10-Q

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At March 31, 2018	At December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$29,073	$24,816
Interest bearing deposits with banks	22,980	21,348
Restricted cash	35,291	34,231
Trading assets at fair value ($163,158 and $169,735 were pledged to various parties)	273,044	298,282
Investment securities (includes $56,749 and $55,203 at fair value)	80,641	78,802
Securities purchased under agreements to resell	80,246	84,258
Securities borrowed	135,835	124,010
Customer and other receivables	66,835	56,187
Loans:
Held for investment (net of allowance of $243 and $224)	95,124	92,953
Held for sale	14,011	11,173
Goodwill	6,706	6,597
Intangible assets (net of accumulated amortization of $2,817 and $2,730)	2,427	2,448
Other assets	16,282	16,628
Total assets	$858,495	$851,733

Liabilities
Deposits (includes $242 and $204 at fair value)	$160,424	$159,436
Trading liabilities at fair value	139,023	131,295
Securities sold under agreements to repurchase (includes $792 and $800 at fair value)	51,575	56,424
Securities loaned	13,556	13,592
Other secured financings (includes $3,423 and $3,863 at fair value)	10,275	11,271
Customer and other payables	194,924	191,510
Other liabilities and accrued expenses	14,265	17,157
Borrowings (includes $47,533 and $46,912 at fair value)	194,964	192,582
Total liabilities	779,006	773,267

Commitments and contingent liabilities (see Note 11)

Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,773,934,393 and 1,788,086,805	20	20
Additional paid-in capital	23,260	23,545
Retained earnings	60,009	57,577
Employee stock trusts	2,907	2,907
Accumulated other comprehensive income (loss)	(3,406)	(3,060)
Common stock held in treasury at cost, $0.01 par value (264,959,586 and 250,807,174 shares)	(10,369)	(9,211)
Common stock issued to employee stock trusts	(2,907)	(2,907)
Total Morgan Stanley shareholders’ equity	78,034	77,391
Noncontrolling interests	1,455	1,075
Total equity	79,489	78,466
Total liabilities and equity	$858,495	$851,733

March 2018 Form 10-Q	42	See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Total Equity (Unaudited)

$ in millions	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$8,520	$20	$23,545	$57,577	$2,907	$(3,060)	$(9,211)	$(2,907)	$1,075	$78,466
Cumulative adjustment for accounting changes[1]	—	—	—	306	—	(437)	—	—	—	(131)
Net income applicable to Morgan Stanley	—	—	—	2,668	—	—	—	—	—	2,668
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	36	36
Dividends	—	—	—	(542)	—	—	—	—	—	(542)
Shares issued under employee plans	—	—	(285)	—	—	—	710	—	—	425
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,868)	—	—	(1,868)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	91	—	—	72	163
Other net increases	—	—	—	—	—	—	—	—	272	272
Balance at March 31, 2018	$8,520	$20	$23,260	$60,009	$2,907	$(3,406)	$(10,369)	$(2,907)	$1,455	$79,489
Balance at December 31, 2016	$7,520	$20	$23,271	$53,679	$2,851	$(2,643)	$(5,797)	$(2,851)	$1,127	$77,177
Cumulative adjustment for accounting changes[1]	—	—	45	(35)	—	—	—	—	—	10
Net income applicable to Morgan Stanley	—	—	—	1,930	—	—	—	—	—	1,930
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	41	41
Dividends	—	—	—	(465)	—	—	—	—	—	(465)
Shares issued under employee plans	—	—	(430)	—	186	—	803	(186)	—	373
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,161)	—	—	(1,161)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	193	—	—	50	243
Issuance of preferred stock	1,000	—	(6)	—	—	—	—	—	—	994
Other net decreases	—	—	—	—	—	—	—	—	(58)	(58)
Balance at March 31, 2017	$8,520	$20	$22,880	$55,109	$3,037	$(2,450)	$(6,155)	$(3,037)	$1,160	$79,084

1.	The cumulative adjustments relate to the adoption of certain accounting updates during the current and prior year quarters. See Notes 2 and 14 for further information.

See Notes to Consolidated Financial Statements	43	March 2018 Form 10-Q

Consolidated Cash Flow Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2018	2017
Cash flows from operating activities
Net income	$2,704	$1,971
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from equity method investments	(50)	(9)
Stock-based compensation expense	321	269
Depreciation and amortization	390	434
Net gain on sale of available-for-sale securities	—	(2)
Impairment charges	8	5
Provision for credit losses on lending activities	26	25
Other operating adjustments	5	(74)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	33,832	(12,838)
Securities borrowed	(11,825)	13,433
Securities loaned	(36)	3,090
Customer and other receivables and other assets	(13,019)	(1,687)
Customer and other payables and other liabilities	1,129	(3,556)
Securities purchased under agreements to resell	4,012	(2,868)
Securities sold under agreements to repurchase	(4,849)	1,897
Net cash provided by (used for) operating activities	12,648	90

Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(410)	(350)
Changes in loans, net	(3,801)	(1,105)
Investment securities:
Purchases	(5,482)	(6,449)
Proceeds from sales	810	3,604
Proceeds from paydowns and maturities	2,125	2,071
Other investing activities	(164)	61
Net cash provided by (used for) investing activities	(6,922)	(2,168)

Cash flows from financing activities
Net proceeds from (payments for):
Noncontrolling interests	(5)	(2)
Other secured financings	(2,101)	199
Deposits	988	(3,754)
Proceeds from:
Derivatives financing activities	—	48
Issuance of preferred stock, net of issuance costs	—	994
Issuance of Borrowings	15,370	18,433
Payments for:
Borrowings	(11,377)	(11,538)
Repurchases of common stock and employee tax withholdings	(1,868)	(1,161)
Cash dividends	(599)	(511)
Other financing activities	(45)	14
Net cash provided by (used for) financing activities	363	2,722
Effect of exchange rate changes on cash and cash equivalents	860	877
Net increase (decrease) in cash and cash equivalents	6,949	1,521
Cash and cash equivalents, at beginning of period	80,395	77,360
Cash and cash equivalents, at end of period	$87,344	$78,881

Cash and cash equivalents:
Cash and due from banks	$29,073	$22,081
Interest bearing deposits with banks	22,980	20,773
Restricted cash	35,291	36,027
Cash and cash equivalents, at end of period	$87,344	$78,881

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$1,407	$737
Income taxes, net of refunds	250	262

March 2018 Form 10-Q	44	See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

1. Introduction and Basis of Presentation

The Firm

Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Firm” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Acronyms” for definitions of certain acronyms used throughout this Form 10-Q.

A description of the clients and principal products and services of each of the Firm’s business segments is as follows:

Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions, and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing, prime brokerage and market-making activities in equity and fixed income products, including foreign exchange and commodities. Lending services include originating and/or purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending, financing extended to equities and commodities customers, and loans to municipalities. Other activities include investments and research.

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

Basis of Financial Information

The unaudited consolidated financial statements (“financial statements”) are prepared in accordance with U.S. GAAP, which requires the Firm to make estimates and assumptions regarding the valuations of certain financial instruments, the valuation of goodwill and intangible assets, compensation, deferred tax assets, the outcome of legal and tax matters, allowance for credit losses and other matters that affect its financial statements and related disclosures. The Firm believes that the estimates utilized in the preparation of its financial statements are prudent and reasonable. Actual results could differ materially from these estimates. Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to the current presentation.

The accompanying financial statements should be read in conjunction with the Firm’s financial statements and notes thereto included in the 2017 Form 10-K. Certain footnote disclosures included in the 2017 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. The financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation

The financial statements include the accounts of the Firm, its wholly owned subsidiaries and other entities in which the Firm has a controlling financial interest, including certain VIEs (see Note 12). For consolidated subsidiaries that are less than wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income attributable to noncontrolling interests for such subsidiaries is presented as Net income applicable to noncontrolling interests in the consolidated income statements (“income statements”). The portion of shareholders’ equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests, a component of total equity, in the consolidated balance sheets (“balance sheets”).

45	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

For a discussion of the Firm’s involvement with VIEs and its significant regulated U.S. and international subsidiaries, see Notes 1 and 2 to the financial statements in the 2017 Form  10-K.

2. Significant Accounting Policies

For a detailed discussion about the Firm’s significant accounting policies, see Note 2 to the financial statements in the 2017 Form 10-K.

During the three months ended March 31, 2018 (“current quarter”), there were no significant revisions to the Firm’s significant accounting policies, other than the following and the accounting updates adopted.

Carried Interest

The Firm is entitled to receive performance-based fees (also referred to as incentive fees, and includes carried interest) when the return on assets under management exceeds certain benchmark returns or other performance targets. Beginning January 1, 2018, when the Firm earns carried interest from funds as specified performance thresholds are met, that carried interest and any related general or limited partner interest is accounted for under the equity method of accounting and measured based on the Firm’s claim on the NAV of the fund at the reporting date taking into account the distribution terms applicable to the interest held. Performance-based fees in the form of carried interest considered equity method investments are therefore outside the scope of the policies for revenue from contracts with customers discussed below. See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

Accounting Updates Adopted

The Firm adopted the following accounting updates in the current quarter. Prior year quarter results are presented under previous policies. See Note 14 for a summary of the Retained earnings impacts of these and other minor adoptions effective this quarter.

Revenue from Contracts with Customers

On January 1, 2018, we adopted Revenue from Contracts with Customers using the modified retrospective method, which resulted in a net decrease to Retained earnings of $32 million, net of tax. Prior period amounts were not restated. See Note 20 for new disclosures related to the adoption of this standard.

Our revised accounting policy in accordance with this adoption is effective January 1, 2018, and is discussed below.

Revenue Recognition

Revenues are recognized when the promised goods or services are delivered to our customers, in an amount that is based on the consideration the Firm expects to receive in exchange for those goods or services when such amounts are not probable of significant reversal.

•	Investment Banking

Revenue from investment banking activities consists of revenues earned from underwriting primarily equity and fixed income securities and advisory fees for mergers, acquisitions, restructuring and advisory assignments.

Underwriting revenues are generally recognized on trade date if there is no uncertainty or contingency related to the amount to be paid. Underwriting costs are deferred and recognized in the relevant non-compensation expense line items when the related underwriting revenues are recorded.

Advisory fees are recognized as advice is provided to the client, based on the estimated progress of work and when the revenue is not probable of a significant reversal. Advisory costs are recognized as incurred in the relevant non-compensation expense line items, including when reimbursed.

•	Commissions and Fees

Commission and fee revenues result from transaction-based arrangements in which the client is charged a fee for the execution of transactions. Such revenues primarily arise from transactions in equity securities; services related to sales and trading activities; and sales of mutual funds, alternative funds, futures, insurance products and options. Commission and fee revenues are recognized on trade date when the performance obligation is satisfied.

•	Asset Management Revenues

Asset management, distribution and administration fees are generally based on related asset levels being managed, such as the AUM of a customer’s account, or the net asset value of a fund. These fees are generally recognized when services are performed and the fees become known. Management fees are reduced by estimated fee waivers and expense caps, if any, provided to the customer.

March 2018 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

Performance-based fees not in the form of carried interest are recorded when the annual performance target is met and the revenue is not probable of a significant reversal. Performance-based fees in the form of carried interest are considered equity method investments and are therefore outside the scope of these policies for revenue from contracts with customers.

Sales commissions paid by the Firm in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets and amortized to expense over the expected life of the contract. The Firm periodically tests deferred commission assets for recoverability based on cash flows expected to be received in future periods. Other asset management and distribution costs are recognized as incurred in the relevant non-compensation expense line items.

•	Other Items

Revenue from commodities-related contracts is recognized as the promised goods or services are delivered to the customer.

Receivables from contracts with customers are recognized in Customer and other receivables in the balance sheets when the underlying performance obligations have been satisfied and the Firm has the right per the contract to bill the customer. Contract assets are recognized in Other assets when the Firm has satisfied its performance obligations, but customer payment is conditional. Contract liabilities are recognized in Other liabilities when the Firm has collected payment from a customer based on the terms of the contract, but the underlying performance obligations are not yet satisfied.

For contracts with a term less than one year, incremental costs to obtain the contract are expensed as incurred. Revenues are not discounted when payment is expected within one year.

The Firm presents, net within revenues, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Firm from a customer.

Derivatives and Hedging–Targeted Improvements to Accounting for Hedging Activities

This accounting update aims to better align the hedge accounting requirements with an entity’s risk management strategies and improve the financial reporting of hedging relationships. It also results in simplification of the application of hedge accounting related to the assessment of hedge effectiveness.

The Firm early adopted this accounting update in the first quarter of 2018. Upon adoption, the Firm recorded a cumulative catch-up adjustment, decreasing Retained earnings by $99 million, net of tax. This adjustment represents the cumulative effect of applying the new rules from the inception of certain fair value hedges of the interest rate risk of our borrowings, in particular the provision allowing only the benchmark rate component of coupon cash flows to be hedged.

Effective January 1, 2018, in accordance with this adoption, the Firm has updated its accounting policies to permit the hedged item in a fair value hedge of interest rate risk to be defined as including only the benchmark rate component of contractual coupon cash flows, and to allow for hedging part of the contractual term of the hedged instrument. The accounting policy also requires the entire gain or loss from revaluing hedges of net investments in foreign operations at the spot rate to be reported within AOCI.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

This accounting update, which the Firm elected to early adopt as of January 1, 2018, allows companies to reclassify from AOCI to Retained earnings the stranded tax effects associated with enactment of the Tax Act on December 22, 2017. These stranded tax effects resulted from the requirement to reflect the total amount of the remeasurement of and other adjustments to deferred tax assets and liabilities in 2017 income from continuing operations, regardless of whether the deferred taxes were originally recorded in AOCI. Accordingly, as of January 1, 2018, the Firm recorded a net increase to Retained earnings as a result of the reclassification of $443 million of such stranded tax effects previously recorded in AOCI, which were primarily the result of the remeasurement of deferred tax assets and liabilities associated with the change in tax rates.

Aside from the above treatment related to the Tax Act, the Firm releases stranded tax effects from AOCI into earnings once the related category of instruments or transactions giving rise to these effects no longer exists. For further detail on the tax effects reclassified, refer to Note 14 to the financial statements.

47	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

3. Fair Values

Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$22,675	$23,430	$—	$—	$46,105
Other sovereign government obligations	18,185	9,371	7	—	27,563
State and municipal securities	—	3,235	2	—	3,237
MABS	—	1,799	342	—	2,141
Loans and lending commitments[2]	—	4,865	8,128	—	12,993
Corporate and other debt	—	21,392	814	—	22,206
Corporate equities[3]	120,280	494	233	—	121,007
Derivative and other contracts:
Interest rate	989	176,030	1,250	—	178,269
Credit	—	6,971	362	—	7,333
Foreign exchange	45	53,504	29	—	53,578
Equity	1,165	44,506	3,871	—	49,542
Commodity and other	383	6,908	4,576	—	11,867
Netting[1]	(1,665)	(216,759)	(1,581)	(47,436)	(267,441)
Total derivative and other contracts	917	71,160	8,507	(47,436)	33,148
Investments[4]	482	372	1,012	—	1,866
Physical commodities	—	205	—	—	205
Total trading assets[4]	162,539	136,323	19,045	(47,436)	270,471
Investment securities— AFS	29,979	26,770	—	—	56,749
Intangible assets	—	3	—	—	3
Total assets at fair value	$192,518	$163,096	$19,045	$(47,436)	$327,223

	At March 31, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$198	$44	$—	$242
Trading liabilities:
U.S. Treasury and agency securities	20,182	32	—	—	20,214
Other sovereign government obligations	24,281	3,890	3	—	28,174
Corporate and other debt	—	7,886	4	—	7,890
Corporate equities[3]	56,667	60	32	—	56,759
Derivative and other contracts:
Interest rate	1,043	159,538	580	—	161,161
Credit	—	7,456	392	—	7,848
Foreign exchange	31	53,408	62	—	53,501
Equity	1,054	46,616	2,856	—	50,526
Commodity and other	543	5,680	2,916	—	9,139
Netting[1]	(1,665)	(216,759)	(1,581)	(36,184)	(256,189)
Total derivative and other contracts	1,006	55,939	5,225	(36,184)	25,986
Total trading liabilities	102,136	67,807	5,264	(36,184)	139,023
Securities sold under agreements to repurchase	—	792	—	—	792
Other secured financings	—	3,203	220	—	3,423
Borrowings	—	43,907	3,626	—	47,533
Total liabilities at fair value	$102,136	$115,907	$9,154	$(36,184)	$191,013

March 2018 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2017
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$22,077	$26,888	$—	$—	$48,965
Other sovereign government obligations	20,234	7,825	1	—	28,060
State and municipal securities	—	3,592	8	—	3,600
MABS	—	2,364	423	—	2,787
Loans and lending commitments[2]	—	4,791	5,945	—	10,736
Corporate and other debt	—	16,837	701	—	17,538
Corporate equities[3]	149,697	492	166	—	150,355
Derivative and other contracts:
Interest rate	472	178,704	1,763	—	180,939
Credit	—	7,602	420	—	8,022
Foreign exchange	58	53,724	15	—	53,797
Equity	1,101	40,359	3,530	—	44,990
Commodity and other	1,126	5,390	4,147	—	10,663
Netting[1]	(2,088)	(216,764)	(1,575)	(47,171)	(267,598)
Total derivative and other contracts	669	69,015	8,300	(47,171)	30,813
Investments[4]	297	523	1,020	—	1,840
Physical commodities	—	1,024	—	—	1,024
Total trading assets[4]	192,974	133,351	16,564	(47,171)	295,718
Investment securities— AFS	27,522	27,681	—	—	55,203
Intangible assets	—	3	—	—	3
Total assets at fair value	$220,496	$161,035	$16,564	$(47,171)	$350,924

	At December 31, 2017
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$157	$47	$—	$204
Trading liabilities:
U.S. Treasury and agency securities	17,802	24	—	—	17,826
Other sovereign government obligations	24,857	2,016	—	—	26,873
Corporate and other debt	—	7,141	3	—	7,144
Corporate equities[3]	52,653	82	22	—	52,757
Derivative and other contracts:
Interest rate	364	162,239	545	—	163,148
Credit	—	8,166	379	—	8,545
Foreign exchange	23	55,118	127	—	55,268
Equity	1,001	44,666	2,322	—	47,989
Commodity and other	1,032	5,156	2,701	—	8,889
Netting[1]	(2,088)	(216,764)	(1,575)	(36,717)	(257,144)
Total derivative and other contracts	332	58,581	4,499	(36,717)	26,695
Total trading liabilities	95,644	67,844	4,524	(36,717)	131,295
Securities sold under agreements to repurchase	—	650	150	—	800
Other secured financings	—	3,624	239	—	3,863
Borrowings	—	43,928	2,984	—	46,912
Total liabilities at fair value	$95,644	$116,203	$7,944	$(36,717)	$183,074

MABS—Mortgage-	and asset-backed securities
1.

For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Netting.” Positions classified within the same level that are with the same counterparty are netted within that level. For further information on derivative instruments and hedging activities, see Note 4.

2.	For a further breakdown by type, see the following Loans and Lending Commitments at Fair Value table.
3.	For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.
4.

Amounts exclude certain investments that are measured based on NAV per share, which are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Measured Based on Net Asset Value” herein.

Loans and Lending Commitments at Fair Value

$ in millions	At March 31, 2018	At December 31, 2017
Corporate	$9,346	$8,358
Residential real estate	706	799
Wholesale real estate	2,941	1,579
Total	$12,993	$10,736

49	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Unsettled Fair Value of Futures Contracts1

$ in millions	At March 31, 2018	At December 31, 2017
Customer and other receivables, net	$714	$831

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the financial statements in the 2017 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.

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

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Current Quarter

$ in millions	Beginning Balance at December 31, 2017	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at March 31, 2018	Unrealized Gains (Losses)
Assets at fair value
Trading assets:
Other sovereign government obligations	$1	$—	$7	$—	$—	$(1)	$7	$—
State and municipal securities	8	—	1	(7)	—	—	2	—
MABS	423	77	64	(238)	(16)	32	342	2
Loans and lending commitments	5,945	28	3,740	(283)	(1,218)	(84)	8,128	(9)
Corporate and other debt	701	1	350	(243)	—	5	814	(1)
Corporate equities	166	—	166	(132)	—	33	233	(9)
Net derivative and other contracts[3]:
Interest rate	1,218	52	32	(41)	(81)	(510)	670	75
Credit	41	(107)	—	—	38	(2)	(30)	(109)
Foreign exchange	(112)	57	—	(31)	33	20	(33)	(9)
Equity	1,208	356	142	(799)	159	(51)	1,015	315
Commodity and other	1,446	217	13	(6)	(57)	47	1,660	149
Total net derivative and other contracts	3,801	575	187	(877)	92	(496)	3,282	421
Investments	1,020	44	21	(78)	—	5	1,012	22
Liabilities at fair value
Deposits	$47	$1	$—	$9	$(1)	$(10)	$44	$1
Trading liabilities:
Other sovereign government obligations	—	—	—	3	—	—	3	—
Corporate and other debt	3	—	(2)	1	—	2	4	—
Corporate equities	22	4	(5)	11	—	8	32	4
Securities sold under agreements to repurchase	150	—	—	—	—	(150)	—	—
Other secured financings	239	13	—	4	(10)	—	220	13
Borrowings	2,984	102	—	640	(83)	187	3,626	99

1.	Loan originations and consolidations of VIEs are included in Purchases and deconsolidations of VIEs are included in Settlements.
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

March 2018 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Prior Year Quarter

$ in millions	Beginning Balance at December 31, 2016	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at March 31, 2017	Unrealized Gains (Losses)
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$74	$—	$42	$(241)	$—	$167	$42	$—
Other sovereign government obligations	6	—	61	(2)	—	—	65	—
State and municipal securities	250	—	2	(2)	—	(195)	55	—
MABS	217	7	39	(56)	(11)	20	216	(1)
Loans and lending commitments	5,122	53	757	(555)	(985)	87	4,479	39
Corporate and other debt	475	21	262	(142)	(1)	102	717	3
Corporate equities	446	(1)	41	(105)	—	(71)	310	3
Net derivative and other contracts[3]:
Interest rate	420	(114)	46	(24)	16	(46)	298	(127)
Credit	(373)	(25)	6	(5)	41	5	(351)	(33)
Foreign exchange	(43)	(36)	1	—	11	(4)	(71)	(20)
Equity	184	(144)	83	(121)	231	(16)	217	(81)
Commodity and other	1,600	127	6	(28)	(69)	(133)	1,503	34
Total net derivative and other contracts	1,788	(192)	142	(178)	230	(194)	1,596	(227)
Investments	958	8	62	(3)	(66)	2	961	8
Liabilities at fair value
Deposits	$42	$(1)	$—	$13	$—	$—	$56	$(1)
Trading liabilities:
Corporate and other debt	36	(1)	(119)	101	—	17	36	(1)
Corporate equities	35	12	(68)	26	—	21	2	—
Securities sold under agreements to repurchase	149	1	—	—	—	—	148	1
Other secured financings	434	(19)	—	13	(220)	(43)	203	(12)
Borrowings	2,014	(59)	—	270	(165)	(86)	2,092	(58)

1.	Loan originations and consolidations of VIEs are included in Purchases and deconsolidations of VIEs are included in Settlements.
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

Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements

The following disclosures provide information on the valuation techniques, significant unobservable inputs, and their ranges and averages for each major category of assets and liabilities measured at fair value on a recurring and nonrecurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. For qualitative information on the sensitivity of the fair value measurements to changes in the significant unobservable inputs, see Note 3 to the financial statements in the 2017 Form 10-K. There are no predictable relationships between multiple significant unobservable inputs attributable to a given valuation technique. A single amount is disclosed when there is no significant difference between the minimum, maximum and average (weighted average or simple average/median).

51	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Valuation Techniques and Sensitivity of Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements

	Predominant Valuation Techniques/ Significant Unobservable Inputs	Range (Weighted Average or Simple Average/Median)[1]
$ in millions, except inputs		At March 31, 2018	At December 31, 2017
Recurring Fair Value Measurement
Assets at fair value
MABS ($342 and $423)
Comparable pricing:	Comparable bond price	0 to 95 points (41 points)	0 to 95 points (26 points)
Loans and lending commitments ($8,128 and $5,945)
Margin loan model:	Discount rate	0% to 3% (1%)	0% to 3% (1%)
	Volatility skew	9% to 67% (28%)	7% to 41% (22%)
Comparable pricing:	Comparable loan price	55 to 101 points (97 points)	55 to 102 points (95 points)
Corporate and other debt ($814 and $701)
Comparable pricing:	Comparable bond price	3 to 100 points (70 points)	3 to 134 points (59 points)
Discounted cash flow:	Recovery rate	16%	6% to 36% (27%)
	Discount rate	7% to 20% (15%)	7% to 20% (14%)
Option model:	At the money volatility	15% to 52% (33%)	17% to 52% (52%)
Corporate equities ($233 and $166)
Comparable pricing:	Comparable equity price	100%	100%
Net derivative and other contracts[2]:
Interest rate ($670 and $1,218)
Option model:	Interest rate volatility skew	29% to 106% (40% / 43%)	31% to 97% (41% / 47%)
	Inflation volatility	23% to 61% (44% / 41%)	23% to 63% (44% / 41%)
	Interest rate curve	1% to 2% (2% / 2%)	2%
Credit ($(30) and $41)
Comparable pricing:	Cash synthetic basis	10 to 11 points (11 points)	12 to 13 points (12 points)
	Comparable bond price	0 to 75 points (25 points)	0 to 75 points (25 points)
Correlation model:	Credit correlation	39% to 67% (50%)	38% to 100% (48%)
Foreign exchange[3] ($(33) and $(112))
Option model:	Interest rate - Foreign exchange correlation	55% to 57% (56% / 56%)	54% to 57% (56% / 56%)
	Interest rate volatility skew	29% to 106% (40% / 43%)	31% to 97% (41% / 47%)
	Contingency probability	90% to 95% (93% / 93%)	95% to 100% (96% / 95%)
Equity[3] ($1,015 and $1,208)
Option model:	At the money volatility	14% to 55% (35%)	7% to 54% (32%)
	Volatility skew	-3% to 0% (-1%)	-5% to 0% (-1%)
	Equity - Equity correlation	5% to 99% (76%)	5% to 99% (76%)
	Equity - Foreign exchange correlation	-62% to 55% (-42%)	-55% to 40% (36%)
	Equity - Interest rate correlation	-7% to 48% (18% / 14%)	-7% to 49% (18% / 20%)
Commodity and other ($1,660 and $1,446)
Option model:	Forward power price	$2 to $212 ($30) per MWh	$4 to $102 ($31) per MWh
	Commodity volatility	5% to 167% (14%)	7% to 205% (17%)
	Cross-commodity correlation	5% to 99% (92%)	5% to 99% (92%)
Investments ($1,012 and $1,020)
Discounted cash flow:	WACC	9% to 15% (9%)	8% to 15% (9%)
	Exit multiple	8 to 10 times (10 times)	8 to 11 times (10 times)
Market approach:	EBITDA multiple	6 to 24 times (11 times)	6 to 25 times (11 times)
Comparable pricing:	Comparable equity price	35% to 100% (93%)	45% to 100% (92%)

March 2018 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

	Predominant Valuation Techniques/ Significant Unobservable Inputs	Range (Weighted Average or Simple Average/Median)[1]
$ in millions, except inputs		At March 31, 2018	At December 31, 2017
Liabilities at Fair Value
Securities sold under agreements to repurchase ($— and $150)
Discounted cash flow:	Funding spread	N/A	107 to 126 bps (120 bps)
Other secured financings ($220 and $239)
Discounted cash flow:	Funding spread	54 to 93 bps (74 bps)	39 to 76 bps (57 bps)
Option model:	Volatility skew	-1%	-1%
	At the money volatility	10% to 40% (26%)	10% to 40% (26%)
Borrowings ($3,626 and $2,984)
Option model:	At the money volatility	5% to 33% (23%)	5% to 35% (22%)
	Volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
	Equity - Equity correlation	45% to 95% (81%)	39% to 95% (86%)
	Equity - Foreign exchange correlation	-43% to 30% (-26%)	-55% to 10% (-18%)
Nonrecurring Fair Value Measurement
Assets at fair value
Loans ($1,057 and $924)
Corporate loan model:	Credit spread	94 to 432 bps (206 bps)	93 to 563 bps (239 bps)
Expected recovery:	Asset coverage	95% to 99% (95%)	95% to 99% (95%)

Points—Percentage	of par
1.	Amounts represent weighted averages except where simple averages and the median of the inputs are provided when more relevant.
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

For a description of the Firm’s significant unobservable inputs and related sensitivity, see Note 3 to the financial statements in the 2017 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s significant unobservable inputs.

Measured Based on Net Asset Value

For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds, which are measured based on NAV, see Note 3 to the financial statements in the 2017 Form 10-K.

	At March 31, 2018		At December 31, 2017
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$1,678	$304	$1,674	$308
Real estate	796	181	800	183
Hedge[1]	99	4	90	4
Total	$2,573	$489	$2,564	$495

1.

Investments in hedge funds may be subject to initial period lock-up or gate provisions, which restrict an investor from withdrawing from the fund during a certain initial period or restrict the redemption amount on any redemption date, respectively.

Amounts in the previous table represent the Firm’s carrying value of general and limited partnership interests in fund investments, as well as any related performance fees in the form of carried interest. The carrying amounts are measured based on the NAV of the fund taking into account the distribution terms applicable to the interest held. This same measurement applies whether investments are accounted for under the equity method or fair value.

See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 19 for information regarding related performance fees at risk of reversal, including performance fees in the form of carried interest.

Nonredeemable Funds by Contractual Maturity

	Carrying Value at March 31, 2018
$ in millions	Private Equity	Real Estate
Less than 5 years	$430	$60
5-10 years	1,054	527
Over 10 years	194	209
Total	$1,678	$796

Fair Value Option

The Firm elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.

53	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Earnings Impact of Instruments under the Fair Value Option

$ in millions	Trading Revenues	Interest Income (Expense)	Net Revenues
Three Months Ended March 31, 2018
Borrowings	$26	$(102)	$(76)
Three Months Ended March 31, 2017
Borrowings	$(1,625)	$(119)	$(1,744)

Gains (losses) are mainly attributable to changes in foreign currency rates or interest rates or movements in the reference price or index.

The amounts in the previous table are included within Net revenues and do not reflect any gains or losses on related hedging instruments.

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended March 31,
	2018		2017
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(15)	$593	$(4)	$14
Securities sold under agreements to repurchase	—	2	—	(3)
Loans and other debt[1]	81	—	(3)	—
Lending commitments[2]	2	—	—	—

$ in millions	At March 31, 2018	At December 31, 2017
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(1,236)	$(1,831)

1.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
2.	Gains (losses) on lending commitments were generally determined based on the difference between estimated expected client yields and contractual yields at each respective period-end.

Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At March 31, 2018	At December 31, 2017
Business Unit Responsible for Risk Management
Equity	$25,181	$25,903
Interest rates	19,744	19,230
Foreign exchange	622	666
Credit	855	815
Commodities	1,131	298
Total	$47,533	$46,912

Excess of Contractual Principal Amount Over Fair Value

$ in millions	At March 31, 2018	At December 31, 2017
Loans and other debt[1]	$14,843	$13,481
Loans 90 or more days past due and/or on nonaccrual status[1]	11,834	11,253
Borrowings[2]	897	71

1.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.
2.	Borrowings do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.

Fair Value Loans on Nonaccrual Status

$ in millions	At March 31, 2018	At December 31, 2017
Nonaccrual loans	$1,315	$1,240
Nonaccrual loans 90 or more days past due	$654	$779

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

Measured at Fair Value on a Nonrecurring Basis

Carrying and Fair Values

	At March 31, 2018
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,352	$1,057	$2,409
Other assets—Premises, equipment and software	—	—	—
Total	$1,352	$1,057	$2,409
Liabilities
Other liabilities and accrued expenses—Lending commitments	$173	$40	$213
Total	$173	$40	$213

March 2018 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2017
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,394	$924	$2,318
Other assets—Other investments	—	144	144
Total	$1,394	$1,068	$2,462
Liabilities
Other liabilities and accrued expenses—Lending commitments	$158	$38	$196
Total	$158	$38	$196

1.

For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended March 31,
$ in millions	2018	2017
Assets
Loans[2]	$8	$32
Other assets—Premises, equipment and software[3]	(8)	(5)
Total	$—	$27
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$6	$11
Total	$6	$11

1.	Gains and losses for Loans are classified in Other revenues. For other items, gains and losses are recorded in Other revenues if the item is held for sale, otherwise in Other expenses.
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

3.	Losses related to Other assets—Premises, equipment and software were determined using techniques that included a default recovery analysis and recently executed transactions.

Financial Instruments Not Measured at Fair Value

	At March 31, 2018
	Carrying	Fair Value
$ in millions	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Cash and due from banks	$29,073	$29,073	$—	$—	$29,073
Interest bearing deposits with banks	22,980	22,980	—	—	22,980
Restricted cash	35,291	35,291	—	—	35,291
Investment securities—HTM	23,892	11,327	11,270	322	22,919
Securities purchased under agreements to resell	80,246	—	80,175	16	80,191
Securities borrowed	135,835	—	135,781	—	135,781
Customer and other receivables[1]	61,017	—	57,405	3,433	60,838
Loans[2]	109,135	—	25,687	83,146	108,833
Other assets	438	—	438	—	438

Financial Liabilities
Deposits	$160,182	$—	$160,172	$—	$160,172
Securities sold under agreements to repurchase	50,783	—	50,763	1	50,764
Securities loaned	13,556	—	13,623	—	13,623
Other secured financings	6,852	—	6,265	607	6,872
Customer and other payables[1]	191,332	—	191,332	—	191,332
Borrowings	147,431	—	151,664	27	151,691

	At December 31, 2017
	Carrying	Fair Value
$ in millions	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Cash and due from banks	$24,816	$24,816	$—	$—	$24,816
Interest bearing deposits with banks	21,348	21,348	—	—	21,348
Restricted cash	34,231	34,231	—	—	34,231
Investment securities—HTM	23,599	11,119	11,673	289	23,081
Securities purchased under agreements to resell	84,258	—	78,239	5,978	84,217
Securities borrowed	124,010	—	124,018	1	124,019
Customer and other receivables[1]	51,269	—	47,159	3,984	51,143
Loans[2]	104,126	—	21,290	82,928	104,218
Other assets	433	—	433	—	433

Financial Liabilities
Deposits	$159,232	$—	$159,232	$—	$159,232
Securities sold under agreements to repurchase	55,624	—	51,752	3,867	55,619
Securities loaned	13,592	—	13,191	401	13,592
Other secured financings	7,408	—	5,987	1,431	7,418
Customer and other payables[1]	188,464	—	188,464	—	188,464
Borrowings	145,670	—	151,692	30	151,722

1.	Accrued interest and dividend receivables and payables where carrying value approximates fair value have been excluded.
2.	Amounts include loans measured at fair value on a nonrecurring basis.

55	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Commitments—Held for Investment and Held for Sale

	Commitment Amount[1]	Fair Value
$ in millions		Level 2	Level 3	Total
March 31, 2018	$117,582	$643	$185	$828
December 31, 2017	100,151	620	174	794

1.	For further discussion on lending commitments, see Note 11.

The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers. During the current quarter, there were no significant updates made to the Firm’s valuation techniques for financial instruments not measured at fair value.

March 2018 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

4. Derivative Instruments and Hedging Activities

Derivative Fair Values
At March 31, 2018
	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$804	$1	$—	$805
Foreign exchange contracts	43	7	—	50
Total	847	8	—	855
Not designated as accounting hedges
Interest rate contracts	175,200	1,742	522	177,464
Credit contracts	5,352	1,981	—	7,333
Foreign exchange contracts	52,711	764	53	53,528
Equity contracts	25,320	—	24,222	49,542
Commodity and other contracts	10,295	—	1,572	11,867
Total	268,878	4,487	26,369	299,734
Total gross derivatives	$269,725	$4,495	$26,369	$300,589
Amounts offset
Counterparty netting	(198,282)	(3,424)	(22,787)	(224,493)
Cash collateral netting	(42,284)	(664)	—	(42,948)
Total in Trading assets	$29,159	$407	$3,582	$33,148
Amounts not offset[1]
Financial instruments collateral	(12,646)	—	—	(12,646)
Other cash collateral	(20)	—	—	(20)
Net amounts	$16,493	$407	$3,582	$20,482
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,876

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$174	$1	$—	$175
Foreign exchange contracts	107	22	—	129
Total	281	23	—	304
Not designated as accounting hedges
Interest rate contracts	159,276	1,267	443	160,986
Credit contracts	5,723	2,125	—	7,848
Foreign exchange contracts	52,493	835	44	53,372
Equity contracts	26,778	—	23,748	50,526
Commodity and other contracts	7,583	—	1,556	9,139
Total	251,853	4,227	25,791	281,871
Total gross derivatives	$252,134	$4,250	$25,791	$282,175
Amounts offset
Counterparty netting	(198,282)	(3,424)	(22,787)	(224,493)
Cash collateral netting	(31,280)	(416)	—	(31,696)
Total in Trading liabilities	$22,572	$410	$3,004	$25,986
Amounts not offset[1]
Financial instruments collateral	(4,966)	—	(374)	(5,340)
Other cash collateral	(38)	(26)	—	(64)
Net amounts	$17,568	$384	$2,630	$20,582
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,366

At December 31, 2017
	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$1,057	$—	$—	$1,057
Foreign exchange contracts	57	6	—	63
Total	1,114	6	—	1,120
Not designated as accounting hedges
Interest rate contracts	177,948	1,700	234	179,882
Credit contracts	5,740	2,282	—	8,022
Foreign exchange contracts	52,878	798	58	53,734
Equity contracts	24,452	—	20,538	44,990
Commodity and other contracts	8,861	—	1,802	10,663
Total	269,879	4,780	22,632	297,291
Total gross derivatives	$270,993	$4,786	$22,632	$298,411
Amounts offset
Counterparty netting	(201,051)	(3,856)	(19,861)	(224,768)
Cash collateral netting	(42,141)	(689)	—	(42,830)
Total in Trading assets	$27,801	$241	$2,771	$30,813
Amounts not offset[1]
Financial instruments collateral	(12,363)	—	—	(12,363)
Other cash collateral	(4)	—	—	(4)
Net amounts	$15,434	$241	$2,771	$18,446
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,154

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$67	$1	$—	$68
Foreign exchange contracts	72	57	—	129
Total	139	58	—	197
Not designated as accounting hedges
Interest rate contracts	161,758	1,178	144	163,080
Credit contracts	6,273	2,272	—	8,545
Foreign exchange contracts	54,191	925	23	55,139
Equity contracts	27,993	—	19,996	47,989
Commodity and other contracts	7,117	—	1,772	8,889
Total	257,332	4,375	21,935	283,642
Total gross derivatives	$257,471	$4,433	$21,935	$283,839
Amounts offset
Counterparty netting	(201,051)	(3,856)	(19,861)	(224,768)
Cash collateral netting	(31,892)	(484)	—	(32,376)
Total in Trading liabilities	$24,528	$93	$2,074	$26,695
Amounts not offset[1]
Financial instruments collateral	(5,523)	—	(412)	(5,935)
Other cash collateral	(18)	(14)	—	(32)
Net amounts	$18,987	$79	$1,662	$20,728
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,751

1.

Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

57	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

See Note 3 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the tables above.

Derivative Notionals

At March 31, 2018
	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$20	$26	$—	$46
Foreign exchange contracts	5	—	—	5
Total	25	26	—	51
Not designated as accounting hedges
Interest rate contracts	4,449	7,472	3,477	15,398
Credit contracts	165	90	—	255
Foreign exchange contracts	2,223	89	8	2,320
Equity contracts	402	—	383	785
Commodity and other contracts	94	—	61	155
Total	7,333	7,651	3,929	18,913
Total gross derivatives	$7,358	$7,677	$3,929	$18,964

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$2	$133	$—	$135
Foreign exchange contracts	4	2	—	6
Total	6	135	—	141
Not designated as accounting hedges
Interest rate contracts	4,614	7,074	1,181	12,869
Credit contracts	188	83	—	271
Foreign exchange contracts	2,184	98	14	2,296
Equity contracts	425	—	474	899
Commodity and other contracts	74	—	53	127
Total	7,485	7,255	1,722	16,462
Total gross derivatives	$7,491	$7,390	$1,722	$16,603

At December 31, 2017
	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$20	$46	$—	$66
Foreign exchange contracts	4	—	—	4
Total	24	46	—	70
Not designated as accounting hedges
Interest rate contracts	3,999	6,458	2,714	13,171
Credit contracts	194	100	—	294
Foreign exchange contracts	1,960	67	9	2,036
Equity contracts	397	—	334	731
Commodity and other contracts	86	—	72	158
Total	6,636	6,625	3,129	16,390
Total gross derivatives	$6,660	$6,671	$3,129	$16,460

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$2	$102	$—	$104
Foreign exchange contracts	4	2	—	6
Total	6	104	—	110
Not designated as accounting hedges
Interest rate contracts	4,199	6,325	1,089	11,613
Credit contracts	226	80	—	306
Foreign exchange contracts	2,014	78	51	2,143
Equity contracts	394	—	405	799
Commodity and other contracts	68	—	61	129
Total	6,901	6,483	1,606	14,990
Total gross derivatives	$6,907	$6,587	$1,606	$15,100

The Firm believes that the notional amounts of the derivative contracts generally overstate its exposure.

For information related to offsetting of certain collateralized transactions, see Note 6. For a discussion of the Firm’s derivative instruments and hedging activities, see Note 4 to the financial statements in the 2017 Form 10-K.

Gains (Losses) on Accounting Hedges

	Three Months Ended
	March 31,
$ in millions	2018	2017
Fair Value Hedges—Recognized in Interest Expense
Interest rate contracts	$(1,841)	$(805)
Borrowings	1,852	717
Net Investment Hedges—Foreign exchange contracts
Recognized in OCI	$(148)	$(205)
Forward points excluded from hedge effectiveness testing—Interest income	7	$(9)

Borrowings under Fair Value Hedges

$ in millions	At March 31, 2018
Carrying amount of Borrowings currently or previously hedged	$107,264
Basis adjustments included in carrying amount—outstanding hedges	2,035

Hedge accounting basis adjustments for Borrowings are primarily related to outstanding hedges.

March 2018 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

Trading Revenues by Product Type

	Three Months Ended
	March 31,
$ in millions	2018	2017
Interest rate contracts	$871	$594
Foreign exchange contracts	261	235
Equity security and index contracts[1]	1,877	1,641
Commodity and other contracts	435	189
Credit contracts	326	576
Total	$3,770	$3,235

1.	Dividend income is included within equity security and index contracts.

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

Net Derivative Liabilities and Collateral Posted

$ in millions	At March 31, 2018	At December 31, 2017
Net derivative liabilities with credit risk-related contingent features	$17,213	$20,675
Collateral posted	15,244	16,642

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

Incremental Collateral or Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At March 31, 2018
One-notch downgrade	$618
Two-notch downgrade	409
Bilateral downgrade agreements included in the amounts above[1]	$910

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

For further information on credit derivatives and other credit contracts, see Note 4 to the financial statements in the 2017 Form 10-K.

Protection Sold and Purchased with CDS

	At March 31, 2018
	Notional		Fair Value (Asset)/Liability
	Protection	Protection	Protection	Protection
$ in millions	Sold	Purchased	Sold	Purchased
Single name	$133,209	$152,446	$(1,148)	$1,580
Index and basket	103,531	98,822	(163)	5
Tranched index and basket	12,330	25,506	(276)	517
Total	$249,070	$276,774	$(1,587)	$2,102
Single name and non-tranched index and basket with identical underlying reference obligations	$233,572	$250,376

	At December 31, 2017
	Notional		Fair Value (Asset)/Liability
	Protection	Protection	Protection	Protection
$ in millions	Sold	Purchased	Sold	Purchased
Single name	$146,948	$164,773	$(1,277)	$1,658
Index and basket	131,073	120,348	(341)	209
Tranched index and basket	11,864	24,498	(342)	616
Total	$289,885	$309,619	$(1,960)	$2,483
Single name and non-tranched index and basket with identical underlying reference obligations	$274,473	$281,162

59	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

Credit Ratings of Reference Obligation and Maturities of Credit Protection Sold

	At March 31, 2018
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name CDS
Investment grade	$33,332	$35,927	$17,621	$10,658	$97,538	$(1,124)
Non-investment grade	12,994	13,871	6,813	1,993	35,671	(24)
Total single name CDS	$46,326	$49,798	$24,434	$12,651	$133,209	$(1,148)
Index and basket CDS
Investment grade	$29,448	$14,049	$16,003	$10,902	$70,402	$(811)
Non-investment grade	5,941	6,139	17,681	15,698	45,459	372
Total index and basket CDS	$35,389	$20,188	$33,684	$26,600	$115,861	$(439)
Total CDS sold	$81,715	$69,986	$58,118	$39,251	$249,070	$(1,587)
Other credit contracts	—	2	—	127	129	20
Total credit derivatives and other credit contracts	$81,715	$69,988	$58,118	$39,378	$249,199	$(1,567)

	At December 31, 2017
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name CDS
Investment grade	$39,721	$42,591	$18,157	$8,872	$109,341	$(1,167)
Non-investment grade	14,213	16,293	6,193	908	37,607	(110)
Total single name CDS	$53,934	$58,884	$24,350	$9,780	$146,948	$(1,277)
Index and basket CDS
Investment grade	$29,046	$15,418	$37,343	$6,807	$88,614	$(1,091)
Non-investment grade	5,246	7,371	32,417	9,289	54,323	408
Total index and basket CDS	$34,292	$22,789	$69,760	$16,096	$142,937	$(683)
Total CDS sold	$88,226	$81,673	$94,110	$25,876	$289,885	$(1,960)
Other credit contracts	2	—	—	134	136	16
Total credit derivatives and other credit contracts	$88,228	$81,673	$94,110	$26,010	$290,021	$(1,944)

March 2018 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

5. Investment Securities

The following tables present information about the Firm’s AFS securities, which are carried at fair value, and HTM securities, which are carried at amortized cost. The net unrealized gains or losses on AFS securities are reported on an after-tax basis as a component of AOCI.

AFS and HTM Securities

	At March 31, 2018
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$30,032	$—	$833	$29,199
U.S. agency securities[1]	22,084	32	504	21,612
Total U.S. government and agency securities	52,116	32	1,337	50,811
Corporate and other debt:
Agency CMBS	1,302	2	59	1,245
Non-agency CMBS	857	2	17	842
Corporate bonds	1,346	—	28	1,318
CLO	351	1	—	352
FFELP student loan ABS[2]	2,173	15	7	2,181
Total corporate and other debt	6,029	20	111	5,938
Total AFS securities	58,145	52	1,448	56,749
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	11,817	—	490	11,327
U.S. agency securities[1]	11,747	—	477	11,270
Total U.S. government and agency securities	23,564	—	967	22,597
Corporate and other debt:
Non-agency CMBS	328	—	6	322
Total HTM securities	23,892	—	973	22,919
Total investment securities	$82,037	$52	$2,421	$79,668

	At December 31, 2017
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$26,842	$—	$589	$26,253
U.S. agency securities[1]	22,803	28	247	22,584
Total U.S. government and agency securities	49,645	28	836	48,837
Corporate and other debt:
Agency CMBS	1,370	2	49	1,323
Non-agency CMBS	1,102	—	8	1,094
Corporate bonds	1,379	5	12	1,372
CLO	398	1	—	399
FFELP student loan ABS[2]	2,165	15	7	2,173
Total corporate and other debt	6,414	23	76	6,361
Total AFS debt securities	56,059	51	912	55,198
AFS equity securities	15	—	10	5
Total AFS securities	56,074	51	922	55,203
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	11,424	—	305	11,119
U.S. agency securities[1]	11,886	7	220	11,673
Total U.S. government and agency securities	23,310	7	525	22,792
Corporate and other debt:
Non-agency CMBS	289	1	1	289
Total HTM securities	23,599	8	526	23,081
Total investment securities	$79,673	$59	$1,448	$78,284

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.
2.	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

61	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At March 31, 2018
	Less than 12 Months		12 Months or Longer		Total

$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$25,041	$711	$3,958	$122	$28,999	$833
U.S. agency securities	12,634	402	2,417	102	15,051	504
Total U.S. government and agency securities	37,675	1,113	6,375	224	44,050	1,337
Corporate and other debt:
Agency CMBS	910	59	—	—	910	59
Non-agency CMBS	309	7	242	10	551	17
Corporate bonds	809	13	383	15	1,192	28
FFELP student loan ABS	1,006	7	—	—	1,006	7
Total corporate and other debt	3,034	86	625	25	3,659	111
Total AFS securities	40,709	1,199	7,000	249	47,709	1,448
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	6,585	177	4,742	313	11,327	490
U.S. agency securities	4,404	119	6,866	358	11,270	477
Total U.S. government and agency securities	10,989	296	11,608	671	22,597	967
Corporate and other debt:
Non-agency CMBS	220	6	—	—	220	6
Total HTM securities	11,209	302	11,608	671	22,817	973
Total investment securities	$51,918	$1,501	$18,608	$920	$70,526	$2,421

	At December 31, 2017
	Less than 12 Months		12 Months or Longer		Total

$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$21,941	$495	$4,287	$94	$26,228	$589
U.S. agency securities	12,673	192	2,513	55	15,186	247
Total U.S. government and agency securities	34,614	687	6,800	149	41,414	836
Corporate and other debt:
Agency CMBS	930	49	—	—	930	49
Non-agency CMBS	257	1	559	7	816	8
Corporate bonds	316	3	389	9	705	12
FFELP student loan ABS	984	7	—	—	984	7
Total corporate and other debt	2,487	60	948	16	3,435	76
Total AFS debt securities	37,101	747	7,748	165	44,849	912
AFS equity securities	—	—	5	10	5	10
Total AFS securities	37,101	747	7,753	175	44,854	922
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	6,608	86	4,512	219	11,120	305
U.S. agency securities	2,879	24	7,298	196	10,177	220
Total U.S. government and agency securities	9,487	110	11,810	415	21,297	525
Corporate and other debt:
Non-agency CMBS	124	1	—	—	124	1
Total HTM securities	9,611	111	11,810	415	21,421	526
Total investment securities	$46,712	$858	$19,563	$590	$66,275	$1,448

March 2018 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

The Firm believes there are no securities in an unrealized loss position that are other-than-temporarily impaired after performing the analysis described in Note 2 to the financial statements in the 2017 Form 10-K. For AFS debt securities, the Firm does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of amortized cost basis. Furthermore, for AFS and HTM debt securities, the securities have not experienced credit losses as the net unrealized losses reported in the previous table are primarily due to higher interest rates since those securities were purchased.

See Note 12 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, CLO and FFELP student loan ABS.

Investment Securities by Contractual Maturity

	At March 31, 2018
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$6,153	$6,132	0.9%
After 1 year through 5 years	19,385	18,906	1.6%
After 5 years through 10 years	4,494	4,161	1.4%
Total	30,032	29,199
U.S. agency securities:
Due within 1 year	43	42	1.1%
After 1 year through 5 years	1,899	1,883	1.0%
After 5 years through 10 years	1,555	1,506	1.8%
After 10 years	18,587	18,181	2.0%
Total	22,084	21,612
Total U.S. government and agency securities	52,116	50,811	1.6%
Corporate and other debt:
Agency CMBS:
Due within 1 year	19	19	1.3%
After 1 year through 5 years	431	430	1.3%
After 5 years through 10 years	47	47	1.2%
After 10 years	805	749	1.6%
Total	1,302	1,245

	At March 31, 2018
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
Non-agency CMBS:
After 5 years through 10 years	$36	$35	2.5%
After 10 years	821	807	1.9%
Total	857	842
Corporate bonds:
Due within 1 year	97	97	1.6%
After 1 year through 5 years	1,175	1,150	2.4%
After 5 years through 10 years	74	71	2.5%
Total	1,346	1,318
CLO:
After 5 years through 10 years	153	153	1.5%
After 10 years	198	199	2.4%
Total	351	352
FFELP student loan ABS:
After 1 year through 5 years	48	47	0.8%
After 5 years through 10 years	390	388	0.8%
After 10 years	1,735	1,746	1.1%
Total	2,173	2,181
Total corporate and other debt	6,029	5,938	1.6%
Total AFS securities	58,145	56,749	1.6%
HTM securities
U.S. government securities:
U.S. Treasury securities:
Due within 1 year	2,027	2,012	1.2%
After 1 year through 5 years	3,952	3,871	1.8%
After 5 years through 10 years	5,112	4,807	1.9%
After 10 years	726	637	2.3%
Total	11,817	11,327
U.S. agency securities:
After 5 years through 10 years	34	33	1.9%
After 10 years	11,713	11,237	2.6%
Total	11,747	11,270
Total U.S. government and agency
securities	23,564	22,597	2.2%
Corporate and other debt:
Non-agency CMBS:
After 1 year through 5 years	92	92	3.6%
After 5 years through 10 years	217	212	3.9%
After 10 years	19	18	4.1%
Total corporate and other debt	328	322	3.8%
Total HTM securities	23,892	22,919	2.2%
Total investment securities	$82,037	$79,668	1.8%

63	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

6. Collateralized Transactions

The Firm enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions. For further discussion of the Firm’s collateralized transactions, see Note 6 to the financial statements in the 2017 Form 10-K.

Offsetting of Certain Collateralized Transactions

	At March 31, 2018
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$185,498	$(105,252)	$80,246	$(74,843)	$5,403
Securities borrowed	149,347	(13,512)	135,835	(132,271)	3,564
Liabilities
Securities sold under agreements to repurchase	$156,827	$(105,252)	$51,575	$(45,207)	$6,368
Securities loaned	27,068	(13,512)	13,556	(13,336)	220
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$5,212
Securities borrowed					669
Securities sold under agreements to repurchase					5,118
Securities loaned					194

	At December 31, 2017
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$199,044	$(114,786)	$84,258	$(78,009)	$6,249
Securities borrowed	133,431	(9,421)	124,010	(119,358)	4,652
Liabilities
Securities sold under agreements to repurchase	$171,210	$(114,786)	$56,424	$(48,067)	$8,357
Securities loaned	23,014	(9,422)	13,592	(13,271)	321
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$5,687
Securities borrowed					572
Securities sold under agreements to repurchase					6,945
Securities loaned					307

1.

Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For information related to offsetting of derivatives, see Note 4.

Maturities and Collateral Pledged

Gross Secured Financing Balances by Remaining Contractual Maturity

	At March 31, 2018
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$39,192	$49,822	$27,926	$39,887	$156,827
Securities loaned	16,869	603	2,045	7,551	27,068
Total included in the offsetting disclosure	$56,061	$50,425	$29,971	$47,438	$183,895
Trading liabilities— Obligation to return securities received as collateral	18,136	—	610	—	18,746
Total	$74,197	$50,425	$30,581	$47,438	$202,641

	At December 31, 2017
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$41,332	$66,593	$28,682	$34,603	$171,210
Securities loaned	12,130	873	1,577	8,434	23,014
Total included in the offsetting disclosure	$53,462	$67,466	$30,259	$43,037	$194,224
Trading liabilities— Obligation to return securities received as collateral	22,555	—	—	—	22,555
Total	$76,017	$67,466	$30,259	$43,037	$216,779

Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At March 31, 2018	At December 31, 2017
Securities sold under agreements to repurchase
U.S. government and agency securities	$37,361	$43,346
State and municipal securities	1,643	2,451
Other sovereign government obligations	78,844	87,141
ABS	2,204	1,130
Corporate and other debt	10,063	7,737
Corporate equities	25,893	28,497
Other	819	908
Total	$156,827	$171,210
Securities loaned
U.S. government and agency securities	$6	$81
Other sovereign government obligations	14,077	9,489
Corporate and other debt	28	14
Corporate equities	12,770	13,174
Other	187	256
Total	$27,068	$23,014
Total included in the offsetting disclosure	$183,895	$194,224
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$18,746	$22,555
Total	$202,641	$216,779

March 2018 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

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

Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At March 31, 2018	At December 31, 2017
Trading assets	$34,590	$31,324
Loans (gross of allowance for loan losses)	342	228
Total	$34,932	$31,552

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

Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At March 31, 2018	At December 31, 2017
Collateral received with right to sell or repledge	$597,886	$599,244
Collateral that was sold or repledged	471,985	475,113

Customer Margin Lending and Other

$ in millions	At March 31, 2018	At December 31, 2017
Net customer receivables representing margin loans	$34,382	$32,112

The Firm provides margin lending arrangements which allow the client to borrow against the value of qualifying securities. Margin loans are included within Customer and other receivables in the balance sheets. Under these agreements and transactions, the Firm receives collateral, including U.S.

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

For a further discussion of the Firm’s margin lending activities, see Note 6 to the financial statements in the 2017 Form 10-K.

The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 10.

Restricted Cash and Segregated Securities

$ in millions	At March 31, 2018	At December 31, 2017
Restricted cash	$35,291	$34,231
Segregated securities[1]	18,917	20,549
Total	$54,208	$54,780

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.

7. Loans, Lending Commitments and Allowance for Credit Losses

Loans

The Firm’s loans held for investment are recorded at amortized cost, and its loans held for sale are recorded at the lower of cost or fair value in the balance sheets. For a further description of these loans, refer to Note 7 to the financial statements in the 2017 Form 10-K. See Note 3 for further information regarding Loans and lending commitments held at fair value. See Note 11 for details of current commitments to lend in the future.

Loans by Type
	At March 31, 2018
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$31,903	$12,000	$43,903
Consumer loans	26,877	—	26,877
Residential real estate loans	26,566	33	26,599
Wholesale real estate loans	10,021	1,978	11,999
Total loans, gross	95,367	14,011	109,378
Allowance for loan losses	(243)	—	(243)
Total loans, net	$95,124	$14,011	$109,135

65	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2017
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$29,754	$9,456	$39,210
Consumer loans	26,808	—	26,808
Residential real estate loans	26,635	35	26,670
Wholesale real estate loans	9,980	1,682	11,662
Total loans, gross	93,177	11,173	104,350
Allowance for loan losses	(224)	—	(224)
Total loans, net	$92,953	$11,173	$104,126

Loans by Interest Rate Type

$ in millions	At March 31, 2018	At December 31, 2017
Fixed	$14,252	$13,339
Floating or adjustable	94,883	90,787
Total loans, net	$109,135	$104,126

Loans to Non-U.S. Borrowers

$ in millions	At March 31, 2018	At December 31, 2017
Loans, net	$16,110	$9,977

Credit Quality

For a further discussion about the Firm’s evaluation of credit transactions and monitoring and credit quality indicators, as well as factors considered by the Firm in determining the allowance for loan losses and impairments, see Notes 2 and 7 to the financial statements in the 2017 Form 10-K.

Loans Held for Investment before Allowance by Credit Quality

	At March 31, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$31,327	$26,872	$26,492	$9,126	$93,817
Special mention	162	5	—	460	627
Substandard	405	—	74	435	914
Doubtful	9	—	—	—	9
Loss	—	—	—	—	—
Total	$31,903	$26,877	$26,566	$10,021	$95,367

	At December 31, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$29,166	$26,802	$26,562	$9,480	$92,010
Special mention	188	6	—	200	394
Substandard	393	—	73	300	766
Doubtful	7	—	—	—	7
Loss	—	—	—	—	—
Total	$29,754	$26,808	$26,635	$9,980	$93,177

The following loans and lending commitments have been evaluated for a specific allowance. All remaining loans and lending commitments are assessed under the inherent allowance methodology.

Impaired Loans and Lending Commitments before Allowance

	At March 31, 2018
$ in millions	Corporate	Residential Real Estate	Total
Loans
With allowance	$15	$—	$15
Without allowance[1]	69	49	118
UPB	95	51	146
Lending Commitments
Without allowance[1]	$226	$—	$226

	At December 31, 2017
$ in millions	Corporate	Residential Real Estate	Total
Loans
With allowance	$16	$—	$16
Without allowance[1]	118	45	163
UPB	146	46	192
Lending Commitments
Without allowance[1]	$199	$—	$199

1.

At March 31, 2018 and December 31, 2017, no allowance was recorded for these loans and lending commitments as the present value of the expected future cash flows (or, alternatively, the observable market price of the instrument or the fair value of the collateral held) equaled or exceeded the carrying value.

Impaired Loans and Allowance by Region

	At March 31, 2018
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$129	$—	$4	$133
Allowance for loan losses	199	$42	$2	$243

	At December 31, 2017
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$160	$9	$10	$179
Allowance for loan losses	194	27	3	224

Troubled Debt Restructurings

$ in millions	At March 31, 2018	At December 31, 2017
Loans	$52	$51
Lending commitments	25	28
Allowance for loan losses and lending commitments	6	10

Impaired loans and lending commitments classified as held for investment within corporate loans include TDRs as shown in the previous table. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions.

March 2018 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2017	$126	$4	$24	$70	$224
Provision (release)	6	—	(1)	14	19
Other	(1)	—	—	1	—
March 31, 2018	$131	$4	$23	$85	$243
Inherent	$126	$4	$23	$85	$238
Specific	5	—	—	—	5

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$195	$4	$20	$55	$274
Recoveries	1	—	—	—	1
Provision (release)	13	—	—	9	22
March 31, 2017	$209	$4	$20	$64	$297
Inherent	$142	$4	$20	$64	$230
Specific	67	—	—	—	67

Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2017	$194	$1	$—	$3	$198
Provision (release)	7	—	—	—	7
Other	—	—	—	—	—
March 31, 2018	$201	$1	$—	$3	$205
Inherent	$200	$1	$—	$3	$204
Specific	1	—	—	—	1

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$185	$1	$—	$4	$190
Provision (release)	3	—	—	—	3
March 31, 2017	$188	$1	$—	$4	$193
Inherent	$186	$1	$—	$4	$191
Specific	2	—	—	—	2

Employee Loans
$ in millions	At March 31, 2018	At December 31, 2017
Balance	$3,687	$4,185
Allowance for loan losses	(75)	(77)
Balance, net	$3,612	$4,108
Repayment term range, in years	1 to 20	1 to 20

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

8. Equity Method Investments

Overview

Equity method investments other than certain investments in funds are summarized below and included in Other assets in the balance sheets with related income or loss included in Other revenues in the income statements. See the Measured Based on Net Asset Value table in Note 3 for the carrying value of the Firm’s fund interests, which are comprised of general and limited partnership interests, as well as any related performance fees in the form of carried interest.

Equity Method Investment Balances

$ in millions	At March 31, 2018	At December 31, 2017
Investments	$2,662	$2,623

	Three Months Ended March 31,
$ in millions	2018	2017
Income (loss)	$50	$9

Japanese Securities Joint Venture

Included in the equity method investments is the Firm’s 40% voting interest in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest. The Firm accounts for its equity method investment in MUMSS within the Institutional Securities business segment.

	Three Months Ended March 31,
$ in millions	2018	2017
Income from investment in MUMSS	$56	$48

67	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

9. Deposits

Deposits

$ in millions	At March 31, 2018	At December 31, 2017
Savings and demand deposits	$138,358	$144,487
Time deposits	22,066	14,949
Total	$160,424	$159,436
Deposits subject to FDIC insurance	$129,968	$127,017
Time deposits that equal or exceed the FDIC insurance limit	$10	$38

Time Deposit Maturities

$ in millions	At March 31, 2018
2018	$13,164
2019	4,803
2020	2,257
2021	747
2022	418
Thereafter	677

10. Borrowings and Other Secured Financings

Borrowings

$ in millions	At March 31, 2018	At December 31, 2017
Original maturities of one year or less	$1,256	$1,519
Original maturities greater than one year
Senior	$183,712	$180,835
Subordinated	9,996	10,228
Total	$193,708	$191,063
Total borrowings	$194,964	$192,582
Weighted average stated maturity, in years[1]	6.6	6.6

1.	Includes only borrowings with original maturities greater than one year.

Other Secured Financings

Other secured financings include the liabilities related to pledged commodities, certain ELNs, transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Firm is deemed to be the primary beneficiary and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets. See Note 12 for further information on other secured financings related to VIEs and securitization activities.

Other Secured Financings by Original Maturity and Type

$ in millions	At March 31, 2018	At December 31, 2017
Original maturities:
Greater than one year	$8,159	$8,685
One year or less	1,406	2,034
Failed sales[1]	710	552
Total	$10,275	$11,271

1.	For more information on failed sales, see Note 12.

11. Commitments, Guarantees and Contingencies

Commitments

The Firm’s commitments are summarized in the following table by years to maturity. Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Years to Maturity at March 31, 2018
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$14,447	$43,086	$46,618	$7,454	$111,605
Consumer	6,598	—	8	3	6,609
Residential real estate	5	64	33	259	361
Wholesale real estate	183	833	25	—	1,041
Forward-starting secured financing receivables	85,399	—	—	1,177	86,576
Underwriting	344	—	—	—	344
Investment activities	527	96	62	230	915
Letters of credit and other financial guarantees	195	—	1	41	237
Total	$107,698	$44,079	$46,747	$9,164	$207,688

Corporate lending commitments participated to third parties					$6,877
Forward-starting secured financing receivables settled within three business days					$72,754

For a further description of these commitments, refer to Note 12 to the financial statements in the 2017 Form 10-K.

March 2018 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

Guarantees

Obligations under Guarantee Arrangements at March 31, 2018

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$81,715	$69,986	$58,118	$39,251	$249,070
Other credit contracts	—	2	—	127	129
Non-credit derivatives	1,903,988	1,196,331	379,171	639,749	4,119,239
Standby letters of credit and other financial guarantees issued[1]	806	1,114	1,272	4,903	8,095
Market value guarantees	40	62	58	—	160
Liquidity facilities	3,367	—	—	—	3,367
Whole loan sales guarantees	—	1	1	23,223	23,225
Securitization representations and warranties	—	—	—	60,861	60,861
General partner guarantees	33	52	324	27	436

$ in millions	Carrying Amount (Asset)/ Liability	Collateral/ Recourse
Credit derivatives[2]	$(1,587)	$—
Other credit contracts	20	—
Non-credit derivatives[2]	45,314	—
Standby letters of credit and other financial guarantees issued[1]	(182)	6,588
Market value guarantees	—	—
Liquidity facilities	(5)	5,475
Whole loan sales guarantees	8	—
Securitization representations and warranties	91	—
General partner guarantees	59	—

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

For more information on the nature of the obligation and related business activity for market value guarantees, liquidity facilities, whole loan sales guarantees and general partner guarantees related to certain investment management funds, as well as the other products in the previous table, see Note 12 to the financial statements in the 2017 Form 10-K.

Other Guarantees and Indemnities

In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to indemnities, exchange/clearinghouse member guarantees and merger and acquisition guarantees are described in Note 12 to the financial statements in the 2017 Form 10-K.

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

69	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $634 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied the Firm’s motion for leave to appeal to the New York Court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred

March 2018 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

actual losses of approximately $89 million. Based on currently available information, the Firm believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Firm, or upon sale, plus pre- and post-judgment interest, fees and costs. The Firm may be entitled to be indemnified for some of these losses.

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

71	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging, in the District Court in Amsterdam, the prior set-off by the Firm of approximately €124 million (approximately $152 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. A hearing took place in this matter on September 19, 2017. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately €124 million (approximately $152 million) plus accrued interest. On April 26, 2018, the District Court in Amsterdam issued a decision in matters styled Case number 15/3637 and Case number 15/4353 dismissing the Dutch Authority’s claims. The Dutch Authority has until June 7, 2018 to file any appeal.

12. Variable Interest Entities and Securitization Activities

Overview

For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 13 to the financial statements in the 2017 Form 10-K.

Consolidated VIEs

Assets and Liabilities by Type of Activity

	At March 31, 2018		At December 31, 2017
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$361	$1	$378	$3
MABS[1]	234	197	249	210
Other[2]	2,718	1,131	1,174	250
Total	$3,313	$1,329	$1,801	$463

OSF—Other structured financings

1.

Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets. The value of assets is determined based on the fair value of the liabilities and the interests owned by the Firm in such VIEs as the fair values for the liabilities and interests owned are more observable.

2.

Other primarily includes investment funds, certain operating entities, CLOs and structured transactions. At March 31, 2018, Other includes the consolidation of a fund managed by Mesa West Capital, LLC, which was acquired in the current quarter.

March 2018 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities by Balance Sheet Caption

	At March 31,	At December 31,
$ in millions	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$103	$69
Restricted cash	223	222
Trading assets at fair value	2,345	833
Customer and other receivables	21	19
Goodwill	18	18
Intangible assets	149	155
Other assets	454	485
Total	$3,313	$1,801
Liabilities
Other secured financings	$1,305	$438
Other liabilities and accrued expenses	24	25
Total	$1,329	$463

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

In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders.

Select Information Related to Consolidated VIEs

	At March 31,	At December 31,
$ in millions	2018	2017
Noncontrolling interests	$494	$189

Non-consolidated VIEs

The following tables include non-consolidated VIEs in which the Firm has determined that its maximum exposure to loss is greater than specific thresholds or meets certain other criteria and exclude exposure to loss from liabilities due to immateriality. Most of the VIEs included in the following tables are sponsored by unrelated parties; the Firm’s involvement generally is the result of its secondary market-making activities, securities held in its Investment securities portfolio (see Note 5) and certain investments in funds.

Non-consolidated VIEs

	At March 31, 2018
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (UPB)	$76,854	$14,445	$5,439	$3,307	$19,959
Maximum exposure to loss
Debt and equity interests	$9,075	$2,163	$81	$1,589	$4,654
Derivative and other contracts	—	—	3,367	—	2,317
Commitments, guarantees and other	882	902	—	161	327
Total	$9,957	$3,065	$3,448	$1,750	$7,298

Carrying value of exposure to loss—Assets
Debt and equity interests	$9,075	$2,163	$51	$1,185	$4,654
Derivative and other contracts	—	—	5	—	111
Total	$9,075	$2,163	$56	$1,185	$4,765

	At December 31, 2017
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (UPB)	$89,288	$9,807	$5,306	$3,322	$31,934
Maximum exposure to loss
Debt and equity interests	$10,657	$1,384	$80	$1,628	$4,730
Derivative and other contracts	—	—	3,333	—	1,686
Commitments, guarantees and other	1,214	668	—	164	433
Total	$11,871	$2,052	$3,413	$1,792	$6,849

Carrying value of exposure to loss—Assets
Debt and equity interests	$10,657	$1,384	$43	$1,202	$4,730
Derivative and other contracts	—	—	5	—	184
Total	$10,657	$1,384	$48	$1,202	$4,914

MTOB—Municipal	tender option bonds

73	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

The Firm’s maximum exposure to loss presented in the previous table often differs from the carrying value of the variable interests held by the Firm. The maximum exposure to loss presented in the previous table is dependent on the nature of the Firm’s variable interest in the VIE and is limited to the notional amounts of certain liquidity facilities, other credit support, total return swaps, written put options, and the fair value of certain other derivatives and investments the Firm has made in the VIE. Liabilities issued by VIEs generally are non-recourse to the Firm. Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect fair value write-downs already recorded by the Firm.

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

Non-consolidated VIEs Mortgage- and Asset-Backed Securitization Assets

	At March 31, 2018		At December 31, 2017
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$13,564	$782	$15,636	$1,272
Commercial mortgages	35,886	1,934	46,464	2,331
U.S. agency collateralized mortgage obligations	14,405	3,150	16,223	3,439
Other consumer or commercial loans	12,999	3,209	10,965	3,615
Total	$76,854	$9,075	$89,288	$10,657

Securitization transactions generally involve VIEs. Primarily as a result of its secondary market-making activities, the Firm owned additional VIE assets mainly issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds.

Additional VIE Assets Owned

$ in millions	At March 31, 2018	At December 31, 2017
VIE assets	$12,314	$11,318

These assets were either retained in connection with transfers of assets by the Firm, acquired in connection with secondary market-making activities, held as AFS securities in its Investment securities portfolio (see Note 5), or held as investments in funds. At March 31, 2018 and December 31, 2017, these assets consisted of securities backed by residential mortgage loans, commercial mortgage loans or other consumer loans, such as credit card receivables, automobile loans and student loans, CDOs or CLOs, and investment funds.

The Firm’s primary risk exposure is to the securities issued by the SPEs owned by the Firm, with the highest risk on the most subordinate class of beneficial interests. These assets generally are included in Trading assets—Corporate and other debt, Trading assets—Investments or AFS securities within its Investment securities portfolio and are measured at fair value (see Note 3). The Firm does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Firm’s maximum exposure to loss generally equals the fair value of the assets owned.

Transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment are shown in the following tables.

Transfers of Assets with Continuing Involvement

	At March 31, 2018

$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$14,978	$59,607	$14,751	$16,823
Retained interests
Investment grade	$—	$324	$825	$5
Non-investment grade (fair value)	1	107	—	308
Total	$1	$431	$825	$313
Interests purchased in the secondary market (fair value)
Investment grade	$—	$112	$71	$—
Non-investment grade	16	57	—	15
Total	$16	$169	$71	$15
Derivative assets (fair value)	$—	$—	$—	$191
Derivative liabilities (fair value)	—	—	—	119

March 2018 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2017

$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets(UPB)[2]	$15,555	$62,744	$11,612	$17,060
Retained interests
Investment grade	$—	$293	$407	$4
Non-investment grade (fair value)	1	98	—	478
Total	$1	$391	$407	$482
Interests purchased in the secondary market (fair value)
Investment grade	$—	$94	$439	$—
Non-investment grade	16	66	—	4
Total	$16	$160	$439	$4
Derivative assets (fair value)	$1	$—	$—	$226
Derivative liabilities (fair value)	—	—	—	85

RML—Residential mortgage loans

CML—Commercial mortgage loans

1.	Amounts include CLO transactions managed by unrelated third parties.
2.	Amounts include assets transferred by unrelated transferors.

	Fair Value at March 31, 2018
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$831	$5	$836
Non-investment grade	13	403	416
Total	$844	$408	$1,252
Interests purchased in the secondary market
Investment grade	$182	$1	$183
Non-investment grade	52	36	88
Total	$234	$37	$271
Derivative assets	$50	$141	$191
Derivative liabilities	114	5	119

	Fair Value at December 31, 2017
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$407	$4	$411
Non-investment grade	22	555	577
Total	$429	$559	$988
Interests purchased in the secondary market
Investment grade	$531	$2	$533
Non-investment grade	57	29	86
Total	$588	$31	$619
Derivative assets	$78	$149	$227
Derivative liabilities	81	4	85

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

Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended March 31,
$ in millions	2018	2017
New transactions[1]	$6,134	$5,997
Retained interests	481	430
Sales of corporate loans to CLO SPEs[1,2]	94	179

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.	Sponsored by non-affiliates.

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

Assets Sold with Retained Exposure

$ in millions	At March 31, 2018	At December 31, 2017
Carrying value of assets derecognized at the time of sale and gross cash proceeds	$26,800	$19,115
Fair value
Assets sold	$26,566	$19,138
Derivative assets recognized in the balance sheets	2	176
Derivative liabilities recognized in the balance sheets	236	153

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

Carrying Value of Assets and Liabilities Related to Failed Sales

	At March 31, 2018		At December 31, 2017
$ in millions	Assets	Liabilities	Assets	Liabilities
Failed sales	$710	$710	$552	$552

75	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

13. Regulatory Requirements

Regulatory Capital Framework and Requirements

For a discussion of the Firm’s regulatory capital framework, see Note 14 to the financial statements in the 2017 Form 10-K.

The Firm is required to maintain minimum risk-based and leverage capital ratios under the regulatory capital requirements. A summary of the calculations of regulatory capital, RWA and transition provisions follows.

The Firm’s risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”).

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

In addition to the minimum risk-based capital ratio requirements, by 2019 the Firm will be subject to the following buffers:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 G-SIB capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 CCyB, currently set by U.S. banking agencies at zero.

In 2017 and 2018, each of the buffers is 50% and 75%, respectively, of the 2019 requirement noted above. Failure to maintain the buffers will result in restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

For a further discussion of the Firm’s calculation of risk-based capital ratios, see Note 14 to the financial statements in the 2017 Form 10-K.

The Firm’s Regulatory Capital and Capital Ratios

At March 31, 2018 and December 31, 2017, the Firm’s ratios are based on the Standardized Approach rules.

Regulatory Capital

	At March 31, 2018
$ in millions	Amount	Ratio	Required Ratio[1]
Common Equity Tier 1 capital	$60,568	15.5%	8.6%
Tier 1 capital	69,213	17.7%	10.1%
Total capital	79,363	20.3%	12.1%
Total RWA	390,390	N/A	N/A
Tier 1 leverage	69,213	8.2%	4.0%
Adjusted average assets[2]	846,868	N/A	N/A
SLR[3]	69,213	6.3%	5.0%
Supplementary leverage exposure	1,091,518	N/A	N/A

	At December 31, 2017
$ in millions	Amount	Ratio	Required Ratio[1]
Common Equity Tier 1 capital	$61,134	16.5%	7.3%
Tier 1 capital	69,938	18.9%	8.8%
Total capital	80,275	21.7%	10.8%
Total RWA	369,578	N/A	N/A
Tier 1 leverage	69,938	8.3%	4.0%
Adjusted average assets[2]	842,270	N/A	N/A

1.

Percentages represent minimum required regulatory capital ratios under the transitional rules. Regulatory compliance was determined based on capital ratios calculated under the transitional rules until December 31, 2017.

2.

Adjusted average assets represent the denominator of the Tier 1 leverage ratio and are composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the current quarter and the quarter ended December 31, 2017, respectively, adjusted for disallowed goodwill, intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments

3.	The SLR became effective as a capital standard on January 1, 2018.

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

March 2018 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

Each U.S. depository institution subsidiary of the Firm must be well-capitalized in order for the Firm to continue to qualify as a financial holding company and to continue to engage in the broadest range of financial activities permitted for financial holding companies. Under regulatory capital requirements adopted by the U.S. federal banking agencies, U.S. depository institutions must maintain certain minimum capital ratios in order to be considered well-capitalized. At March 31, 2018 and December 31, 2017, the Firm’s U.S. Bank Subsidiaries maintained capital at levels sufficiently in excess of the universally mandated well-capitalized requirements to address any additional capital needs and requirements identified by the U.S. federal banking regulators.

At March 31, 2018 and December 31, 2017, the U.S. Bank Subsidiaries’ ratios are based on the Standardized Approach rules.

MSBNA’s Regulatory Capital

	At March 31, 2018
$ in millions	Amount	Ratio	Required Ratio[1]
Common Equity Tier 1 capital	$15,514	19.7%	6.5%
Tier 1 capital	15,514	19.7%	8.0%
Total capital	15,785	20.1%	10.0%
Tier 1 leverage	15,514	11.8%	5.0%
SLR[2]		9.0%	6.0%

	At December 31, 2017
$ in millions	Amount	Ratio	Required Ratio[1]
Common Equity Tier 1 capital	$15,196	20.5%	6.5%
Tier 1 capital	15,196	20.5%	8.0%
Total capital	15,454	20.8%	10.0%
Tier 1 leverage	15,196	11.8%	5.0%

MSPBNA’s Regulatory Capital

	At March 31, 2018
$ in millions	Amount	Ratio	Required Ratio[1]
Common Equity Tier 1 capital	$6,382	24.2%	6.5%
Tier 1 capital	6,382	24.2%	8.0%
Total capital	6,425	24.4%	10.0%
Tier 1 leverage	6,382	9.7%	5.0%
SLR[2]		9.3%	6.0%
	At December 31, 2017
$ in millions	Amount	Ratio	Required Ratio[1]
Common Equity Tier 1 capital	$6,215	24.4%	6.5%
Tier 1 capital	6,215	24.4%	8.0%
Total capital	6,258	24.6%	10.0%
Tier 1 leverage	6,215	9.7%	5.0%

1.

Ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes. Regulatory compliance was determined based on capital ratios calculated under the transitional rules until December 31, 2017.

2.	The SLR became effective as a capital standard on January 1, 2018.

U.S. Broker-Dealer Regulatory Capital Requirements

MS&Co. Regulatory Capital

$ in millions	At March 31, 2018	At December 31, 2017
Net capital	$12,661	$10,142
Excess net capital	10,303	8,018

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.

As an Alternative Net Capital broker-dealer, and in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At March 31, 2018 and December 31, 2017, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.

MSSB LLC Regulatory Capital

$ in millions	At March 31, 2018	At December 31, 2017
Net capital	$2,919	$2,567
Excess net capital	2,759	2,400

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

77	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

14. Total Equity

Share Repurchases

	Three Months Ended March 31,
$ in millions	2018	2017
Repurchases of common stock under the Firm’s share repurchase program	$1,250	$750

The Firm’s 2017 Capital Plan (“Capital Plan”) includes the share repurchase of up to $5.0 billion of outstanding common stock for the period beginning July 1, 2017 through June 30, 2018, an increase from $3.5 billion in the 2016 Capital Plan. Additionally, the Capital Plan includes quarterly common stock dividends of up to $0.25 per share.

Preferred Stock

	Three Months Ended March 31,
$ in millions	2018	2017
Dividends declared	$93	$90

For a description of Series A through Series K preferred stock issuances, see Note 15 to the financial statements in the 2017 Form 10-K. The Firm is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).

Preferred Stock Outstanding

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At March 31, 2018	Liquidation Preference per Share	At March 31, 2018	At December 31, 2017
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
Total			$8,520	$8,520

1.

Series C is composed of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)1

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pension, Postretirement and Other	DVA	Total
December 31, 2017	$(767)	$(547)	$(591)	$(1,155)	$(3,060)
Cumulative adjustment for accounting changes[2]	(8)	(111)	(124)	(194)	(437)
OCI during the period	60	(410)	5	436	91
March 31, 2018	$(715)	$(1,068)	$(710)	$(913)	$(3,406)

December 31, 2016	$(986)	$(588)	$(474)	$(595)	$(2,643)
OCI during the period	107	84	—	2	193
March 31, 2017	$(879)	$(504)	$(474)	$(593)	$(2,450)

1.	Amounts net of tax and noncontrolling interests.
2.

The cumulative adjustment for accounting changes is primarily the effect of the adoption of the accounting update Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This adjustment was recorded as of January 1, 2018 to reclassify certain income tax effects related to enactment of the Tax Act from AOCI to Retained earnings, primarily related to the remeasurement of deferred tax assets and liabilities resulting from the reduction in corporate income tax rate to 21%. See Note 2 for further information.

March 2018 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

Components of Period Changes in OCI

	Three Months Ended March 31, 2018[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After- tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$78	$39	$117	$57	$60
Reclassified to earnings	—	—	—	—	—
Net OCI	$78	$39	$117	$57	$60

Change in net unrealized gains (losses) on AFS securities
OCI activity	$(535)	$125	$(410)	$—	$(410)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(535)	$125	$(410)	$—	$(410)

Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$6	$(1)	$5	$—	$5

Change in net DVA
OCI activity	$580	$(140)	$440	$15	$425
Reclassified to earnings	15	(4)	11	—	11
Net OCI	$595	$(144)	$451	$15	$436

	Three Months Ended March 31, 2017
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After- tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$43	$107	$150	$43	$107
Reclassified to earnings	—	—	—	—	—
Net OCI	$43	$107	$150	$43	$107

Change in net unrealized gains (losses) on AFS securities
OCI activity	$137	$(52)	$85	$—	$85
Reclassified to earnings	(2)	1	(1)	—	(1)
Net OCI	$135	$(51)	$84	$—	$84

Change in net DVA
OCI activity	$7	$(1)	$6	$7	$(1)
Reclassified to earnings	4	(1)	3	—	3
Net OCI	$11	$(2)	$9	$7	$2

1.	Exclusive of 2018 cumulative adjustments related to the adoption of certain accounting updates in the current quarter. Refer to the table below and Note 2 for further information.

Cumulative Adjustments to Retained Earnings

$ in millions	Three Months Ended March 31, 2018
Revenue from contracts with customers	$(32)
Derivatives and hedging–targeted improvements to accounting for hedging activities	(99)
Reclassification of certain tax effects from AOCI	443
Other[1]	(6)
Total	$306

$ in millions	Three Months Ended March 31, 2017
Improvements to employee share-based payment accounting[2]	(30)
Intra-entity transfers of assets other than inventory	(5)
Total	$(35)

1.

Other includes the adoption of accounting updates related to Recognition and Measurement of Financial Assets and Financial Liabilities (other than the provision around presenting unrealized DVA in OCI which we early adopted in 2016) and Derecognition of Nonfinancial Assets. The impact of these adoptions on Retained earnings was not significant.

2.	See Note 2 to the 2017 Form 10-K for further information.

Amounts in the previous table represent cumulative adjustments related to the adoption of the accounting updates during the current and prior year quarters. See Note 2 for further information.

79	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

15. Earnings per Common Share

Calculation of Basic and Diluted EPS

	Three Months Ended March 31,
in millions, except for per share data	2018	2017
Basic EPS
Income from continuing operations	$2,706	$1,993
Income (loss) from discontinued operations	(2)	(22)
Net income	2,704	1,971
Net income applicable to noncontrolling interests	36	41
Net income applicable to Morgan Stanley	2,668	1,930
Preferred stock dividends and other	93	90
Earnings applicable to Morgan Stanley common shareholders	$2,575	$1,840
Weighted average common shares outstanding	1,740	1,801
Earnings per basic common share
Income from continuing operations	$1.48	$1.03
Income (loss) from discontinued operations	—	(0.01)
Earnings per basic common share	$1.48	$1.02

Diluted EPS
Earnings applicable to Morgan Stanley common shareholders	$2,575	$1,840
Weighted average common shares outstanding	1,740	1,801
Effect of dilutive securities: Stock options and RSUs[1]	31	41
Weighted average common shares outstanding and common stock equivalents	1,771	1,842
Earnings per diluted common share
Income from continuing operations	$1.46	$1.01
Income (loss) from discontinued operations	(0.01)	(0.01)
Earnings per diluted common share	$1.45	$1.00
Weighted average antidilutive RSUs and stock options (excluded from the computation of diluted EPS)[1]	1	—

1.

RSUs that are considered participating securities are treated as a separate class of securities in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted EPS computation.

16. Interest Income and Interest Expense

Interest income and Interest expense are classified in the income statements based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.

	Three Months Ended March 31,
$ in millions	2018	2017
Interest income
Investment securities	$424	$326
Loans	938	748
Securities purchased under agreements to resell and Securities borrowed[1]	215	(18)
Trading assets, net of Trading liabilities	540	463
Customer receivables and Other[2]	743	446
Total interest income	$2,860	$1,965

Interest expense
Deposits	$159	$11
Borrowings	1,138	1,022
Securities sold under agreements to repurchase and Securities loaned[3]	402	248
Customer payables and Other[4]	186	(87)
Total interest expense	$1,885	$1,194
Net interest	$975	$771

1.	Includes fees paid on Securities borrowed.
2.	Includes interest from Customer receivables, Restricted cash and Interest bearing deposits with banks.
3.	Includes fees received on Securities loaned.
4.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

17. Employee Benefit Plans

The Firm sponsors various retirement plans for the majority of its U.S. employees. The Firm provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees.

Components of Net Periodic Benefit Expense (Income) for Pension and Other Postretirement Plans

	Three Months Ended March 31,
$ in millions	2018	2017
Service cost, benefits earned during the period	$4	$4
Interest cost on projected benefit obligation	34	37
Expected return on plan assets	(28)	(29)
Net amortization of prior service credit	—	(4)
Net amortization of actuarial loss	6	4
Net periodic benefit expense (income)	$16	$12

March 2018 Form 10-Q	80

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

During the fourth quarter of 2017, the Firm agreed to proposed adjustments associated with the expected closure of the IRS field audits for tax years 2006-2008. The Firm expects final closure of these tax years in the second quarter of 2018. The Firm is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2009-2012 and 2007-2014, respectively.

The Firm believes that the resolution of the above tax matters will not have a material effect on the annual financial statements, although a resolution could have a material impact in the income statements and effective tax rate for any period in which such resolution occurs.

Furthermore, by the end of the first quarter of 2018, the Firm reached a conclusion with the U.K. tax authorities on certain issues through tax year 2010, the resolution of which did not have a material impact on the annual financial statements or effective tax rate.

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

19. Segment and Geographic Information

Segment Information

For a discussion about the Firm’s business segments, see Note 21 to the financial statements in the 2017 Form 10-K.

Selected Financial Information by Business Segment

	Three Months Ended March 31, 2018
$ in millions	IS	WM	IM	I/E	Total
Total non-interest revenues	$6,195	$3,305	$718	$(116)	$10,102
Interest income	1,804	1,280	1	(225)	2,860
Interest expense	1,899	211	1	(226)	1,885
Net interest	(95)	1,069	—	1	975
Net revenues	$6,100	$4,374	$718	$(115)	$11,077
Income from continuing operations before income taxes	$2,112	$1,160	$148	$—	$3,420
Provision for income taxes	449	246	19	—	714
Income from continuing operations	1,663	914	129	—	2,706
Income (loss) from discontinued operations, net of income taxes	(2)	—	—	—	(2)
Net income	1,661	914	129	—	2,704
Net income applicable to noncontrolling interests	34	—	2	—	36
Net income applicable to Morgan Stanley	$1,627	$914	$127	$—	$2,668

	Three Months Ended March 31, 2017
$ in millions	IS	WM	IM	I/E	Total
Total non-interest revenues	$5,379	$3,064	$608	$(77)	$8,974
Interest income	1,124	1,079	1	(239)	1,965
Interest expense	1,351	85	—	(242)	1,194
Net interest	(227)	994	1	3	771
Net revenues	$5,152	$4,058	$609	$(74)	$9,745
Income from continuing operations before income taxes	$1,730	$973	$103	$2	$2,808
Provision for income taxes	459	326	30	—	815
Income from continuing operations	1,271	647	73	2	1,993
Income (loss) from discontinued operations, net of income taxes	(22)	—	—	—	(22)
Net income	1,249	647	73	2	1,971
Net income applicable to noncontrolling interests	35	—	6	—	41
Net income applicable to Morgan Stanley	$1,214	$647	$67	$2	$1,930

I/E–Intersegment Eliminations

81	March 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Total Assets by Business Segment

$ in millions	At March 31, 2018	At December 31, 2017
Institutional Securities	$674,785	$664,974
Wealth Management	177,603	182,009
Investment Management	6,107	4,750
Total[1]	$858,495	$851,733

1.	Parent assets have been fully allocated to the business segments.

Additional Information – Investment Management

Net Unrealized Performance-based Fees

$ in millions	At March 31, 2018	At December 31, 2017
Net cumulative unrealized performance-based fees at risk of reversing	$441	$442

The Firm’s portion of net cumulative unrealized performance-based fees (for which the Firm is not obligated to pay compensation) are at risk of reversing if the fund performance falls below the stated investment management agreement benchmarks. See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

Reduction of Fees due to Fee Waivers

	Three Months Ended March 31,
$ in millions	2018	2017
Fee waivers	$18	$23

The Firm waives a portion of its fees in the Investment Management business segment from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940.

Geographic Information

For a discussion about the Firm’s geographic net revenues, see Note 21 to the financial statements in the 2017 Form 10-K.

Net Revenues by Region

	Three Months Ended March 31,
$ in millions	2018	2017
Americas	$8,018	$7,088
EMEA	1,708	1,489
Asia	1,351	1,168
Total	$11,077	$9,745

20. Revenues from Contracts with Customers

These disclosures are made in accordance with the adoption of the accounting update Revenue from Contracts with Customers, as such, they relate only to the subset of revenues generated from contracts with customers, which excludes certain revenues primarily reflected in Trading and Interest income.

For a detailed discussion about the Firm’s revenue recognition accounting policies, see Note 2. For further segment and geographic information of the Firm’s total revenues, see Note 19. For a discussion about the Firm’s business segments, see Note 21 to the financial statements in the 2017 Form 10-K.

Customer Contract Revenue by Business Segment

	Three Months Ended March 31, 2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1]	$1,308	$140	$—	$(19)	$1,429
Commissions and fees	744	498	—	(69)	1,173
Asset management	110	2,495	626	(39)	3,192
Other customer contract revenues[2]	59	59	—	(2)	116
Total revenues from contracts with customers[3]	$2,221	$3,192	$626	$(129)	$5,910

1.	Investment banking includes revenues from underwriting equity and fixed income securities and advisory fees.
2.	Includes Trading and Other revenues from contracts with customers.
3.

Includes $902 million in total consolidated revenue recognized in the current quarter from services performed over multiple periods related primarily to investment banking advisory fees, and distribution fees.

Customer Contract Revenue by Region

$ in millions	Three Months Ended March 31, 2018
Americas	$4,738
EMEA	622
Asia	550
Total	$5,910

Change in Revenue as a Result of Application of the New Revenue Recognition Standard1

$ in millions	Three Months Ended March 31, 2018
Investment banking[2]	$60
Commissions and fees	2
Asset management	9
Other customer contract revenues	12
Total change	$83

1.

The accounting update requires, among other things, a gross presentation of certain costs that were previously netted against revenues. As a result, the Firm recorded an increase to net revenues and noncompensation expenses of $79 million, which was reported as follows: $72 million in the Institutional Securities business segment; $23 million in the Investment. Management business segment; and $(16) million in Intersegment Eliminations related to intersegment activity.

2.

The effect of changing to a gross presentation on advisory fees and total underwriting fees within the Institutional Securities business segment in the current quarter was $15 million and $45 million, respectively.

March 2018 Form 10-Q	82

Notes to Consolidated Financial Statements (Unaudited)

Balance Sheet Amounts Related to Customer Contracts Revenue

$ in millions	At March 31, 2018	At January 1, 2018
Customer and other receivables	$2,697	$2,805

Other Liabilities—Contract Liabilities Rollforward

$ in millions	Three Months Ended March 31, 2018
January 1, 2018	$155
Recognized contract liabilities	184
Contract liabilities recognized into revenue	(160)
March 31, 2018	$179

Current quarter activity in contract liabilities relates primarily to Wealth Management advisory and managed account fees that are billed in advance and recognized into revenue as the underlying services are provided.

Certain Future Expected Revenues

	At March 31, 2018
$ in millions	2018	2019	2020	Thereafter	Total
Other customer contract revenues[1]	$89	$118	$95	$310	$612

1.	Primarily includes commodities-related contracts with customers.

The previous table presents expected revenues from current obligations to perform services in the future. It excludes the following: revenue subject to potentially significant reversal, revenues from contracts shorter than one year, and revenues from billings that are commensurate with the value of the services performed at each stage of the contract.

21. Subsequent Events

The Firm has evaluated subsequent events for adjustment to or disclosure in the financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto.

83	March 2018 Form 10-Q

Financial Data Supplement (Unaudited) Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31,
	2018			2017
	Average		Annualized	Average		Annualized
	Daily		Average	Daily		Average
$ in millions	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets[1]
Investment securities[2]	$80,532	$424	2.1%	$80,693	$326	1.6%
Loans[2]	104,407	938	3.6	95,364	748	3.2
Securities purchased under agreements to resell and Securities borrowed[3]:
U.S.	124,172	309	1.0	124,809	77	0.2
Non-U.S.	87,581	(94)	(0.4)	97,415	(95)	(0.4)
Trading assets, net of Trading liabilities[4]:
U.S.	53,488	487	3.7	54,498	445	3.3
Non-U.S.	5,059	53	4.2	3,201	18	2.3
Customer receivables and Other[5]:
U.S.	71,382	542	3.1	68,918	336	2.0
Non-U.S.	34,131	201	2.4	24,851	110	1.8
Total	$560,752	$2,860	2.1%	$549,749	$1,965	1.4%
Interest bearing liabilities[1]
Deposits[2]	$159,948	$159	0.4%	$153,674	$11	—%
Borrowings[2,6]	194,558	1,138	2.4	171,000	1,022	2.4
Securities sold under agreements to repurchase and Securities loaned[7]:
U.S.	25,009	286	4.6	33,900	172	2.1
Non-U.S.	40,675	116	1.2	39,774	76	0.8
Customer payables and Other[8]:
U.S.	121,438	49	0.2	121,923	(86)	(0.3)
Non-U.S.	69,646	137	0.8	58,556	(1)	—
Total	$611,274	$1,885	1.3%	$578,827	$1,194	0.8%
Net interest income and net interest rate spread		$975	0.8%		$771	0.6%

1.	Prior period amounts have been revised to conform to the current presentation.
2.	Amounts include primarily U.S. balances.
3.	Includes fees paid on Securities borrowed.
4.	Trading assets, net of Trading liabilities exclude non-interest earning assets and non-interest bearing liabilities, such as equity securities.
5.	Includes interest from Customer receivables, Restricted cash and Interest bearing deposits with banks.
6.

The Firm also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Note 3 to the financial statements).

7.

Includes fees received on Securities loaned. The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.

8.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

March 2018 Form 10-Q	84

Financial Data Supplement (Unaudited) Rate/Volume Analysis

Effect of Volume and Rate Changes on Net Interest Income

	Three Months Ended March 31, 2018 versus
	Three Months Ended March 31, 2017

	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Investment securities	$(1)	$99	$98
Loans	71	119	190
Securities purchased under agreements to resell and Securities borrowed:
U.S.	—	232	232
Non-U.S.	10	(9)	1
Trading assets, net of Trading liabilities:
U.S.	(8)	50	42
Non-U.S.	10	25	35
Customer receivables and Other:
U.S.	12	194	206
Non-U.S.	41	50	91
Change in interest income	$135	$760	$895
Interest bearing liabilities
Deposits	$—	$148	$148
Borrowings	141	(25)	116
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(45)	159	114
Non-U.S.	2	38	40
Customer payables and Other:
U.S.	—	135	135
Non-U.S.	—	138	138
Change in interest expense	$98	$593	$691
Change in net interest income	$37	$167	$204

85	March 2018 Form 10-Q

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

CCAR—Comprehensive Capital Analysis and Review

CCyB—Countercyclical capital buffer

CDO—Collateralized debt obligations, including collateralized loan obligations

CDS—Credit default swaps

CECL—Current expected credit loss

CFTC—U.S. Commodity Futures Trading Commission

CLN—Credit-linked notes

CLO—Collateralized loan obligations

CMBS—Commercial mortgage-backed securities

CMO—Collateralized mortgage obligations

CVA—Credit valuation adjustment

DVA—Debt valuation adjustment

EBITDA—Earnings before interest, taxes, depreciation and amortization

ELN—Equity-linked notes

EMEA—Europe, Middle East and Africa

EPS—Earnings per common share

ERISA—Employee Retirement Income Security Act of 1974

E.U.—European Union

FDIC—Federal Deposit Insurance Corporation

FFELP—Family Education Loan Program

FVA—Funding valuation adjustment

GLR—Global liquidity reserve

G-SIB—Global systemically important banks

HQLA—High-quality liquid assets

HTM—Held-to-maturity

I/E—Intersegment eliminations

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

OTC—Over-the-counter

PRA—Prudential Regulation Authority

RMBS—Residential mortgage-backed securities

ROE—Return on average common equity

ROTCE—Return on average tangible common equity

RSU—Restricted stock units

RWA—Risk-weighted assets

SEC—U.S. Securities and Exchange Commission

SLR—Supplementary leverage ratio

S&P—Standard & Poor’s

SPE—Special purpose entity

SPOE—Single point of entry

March 2018 Form 10-Q	86

Glossary of Common Acronyms

TDR—Troubled debt restructuring

TLAC—Total loss-absorbing capacity

U.K.—United Kingdom

UPB—Unpaid principal balance

U.S.—United States of America

U.S. DOL—U.S. Department of Labor

U.S. GAAP—Accounting principles generally accepted in the United States of America

VaR—Value-at-Risk

VAT—Value-added tax

VIE—Variable interest entities

WACC—Implied weighted average cost of capital

WM—Wealth Management

87	March 2018 Form 10-Q

Other Information

Legal Proceedings

The following new matters and developments have occurred since previously reporting certain matters in the Firm’s 2017 Form 10-K. See also the disclosures set forth under “Legal Proceedings” in the 2017 Form 10-K.

Residential Mortgage and Credit Crisis Related Matters

On March 8, 2018, the court denied the Firm’s renewed motion to dismiss the notification claims in Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc.

On March 8, 2018, the court granted plaintiff’s motion to amend its complaint to include failure to notify claims in Deutsche Bank National Trust Company, solely in its capacity as Trustee for Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. On March 19, 2018, the Firm filed an answer to plaintiff’s amended complaint.

On March 9, 2018, the parties in Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, as successor in interest to Morgan Stanley Mortgage Capital Inc. entered into agreements to settle the litigation, which are subject to court approval.

On April 4, 2018, the parties in Deutsche Bank National Trust Company, solely in its capacity as trustee for Morgan Stanley Structured Trust I 2007-1 v. Morgan Stanley Mortgage Capital Holdings LLC filed a stipulation voluntarily dismissing the action, with prejudice, pursuant to a settlement.

European Matters

On March 30, 2018, the Firm filed its defense to the claim brought by the public prosecutor for the Court of Accounts for the Republic of Italy in the matter styled Case number 2012/00406/MNV. A hearing was held on April 19, 2018. The timing of a decision is uncertain.

On March 20, 2018, the hearing on the parties’ final submissions in Banco Popolare Societá Cooperativa v. Morgan Stanley & Co. International plc & others was adjourned to May 17, 2018.

On April 26, 2018, the District Court in Amsterdam issued a decision in matters styled Case number 15/3637 and Case number 15/4353 dismissing the Dutch Tax Authority’s claims. The Dutch Tax Authority has until June 7, 2018 to file any appeal.

March 2018 Form 10-Q	88

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the current quarter ended March 31, 2018.

Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (January 1, 2018—January 31, 2018)
Share Repurchase Program[2]	3,466,000	$57.14	3,466,000	$2,302
Employee transactions[3]	10,078,944	$55.81	—	—

Month #2 (February 1, 2018—February 28, 2018)
Share Repurchase Program[2]	10,170,000	$54.81	10,170,000	$1,745
Employee transactions[3]	838,924	$56.86	—	—

Month #3 (March 1, 2018—March 31, 2018)
Share Repurchase Program[2]	8,691,835	$56.89	8,691,835	$1,250
Employee transactions[3]	142,392	$56.05	—	—

Quarter ended at March 31, 2018
Share Repurchase Program[2]	22,327,835	$55.98	22,327,835	$1,250
Employee transactions[3]	11,060,260	$55.89	—	—

1.

Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time. As previously announced, on April 18, 2018, the Firm entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and Morgan Stanley & Co. LLC (“MS&Co.”) whereby MUFG will sell shares of the Firm’s common stock to the Firm, through its agent MS&Co., as part of the Company’s share repurchase program (as defined below). The sales plan is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Federal Reserve and will have no impact on the strategic alliance between MUFG and the Firm, including the joint venture in Japan.

2.

The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Firm are subject to regulatory approval. On June 28, 2017, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) announced that they did not object to our 2017 capital plan, which included a share repurchase of up to $5.0 billion of the Firm’s outstanding common stock during the period beginning July 1, 2017 through June 30, 2018. During the quarter ended March 31, 2018, the Firm repurchased approximately $1.25 billion of the Firm’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management.”

3.	Includes shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans.

89	March 2018 Form 10-Q

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

Exhibits

An exhibit index has been filed as part of this Report on page E-1.

March 2018 Form 10-Q	90

Exhibit Index

Morgan Stanley

Quarter Ended March 31, 2018

Exhibit No.	Description
10.1	Amended and Restated Trust Agreement dated as of January 1, 2018 by and between Morgan Stanley and State Street Bank and Trust Company.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (unaudited).

15	Letter of awareness from Deloitte & Touche LLP, dated May 4, 2018, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Consolidated Income Statements—Three Months Ended March 31, 2018 and 2017, (ii) the Consolidated Comprehensive Income Statements—Three Months Ended March 31, 2018 and 2017, (iii) the Consolidated Balance Sheets—at March 31, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Total Equity—Three Months Ended March 31, 2018 and 2017, (v) the Consolidated Cash Flow Statements—Three Months Ended March 31, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

E-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By: /s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By: /s/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer

Date: May 4, 2018

S-1