Form 10-Q
period 2018-06-30
MORGAN STANLEY
filed 2018-08-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 1,744,789,709 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2018

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

A description of the clients and principal products and services of each of our business segments is as follows:

Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions, and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing, prime brokerage and market-making activities in equity and fixed income products, including foreign exchange and commodities. Lending services include originating and/or purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending and financing extended to equities and commodities customers and municipalities. Other activities include investments and research.

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

The results of operations in the past have been, and in the future may continue to be, materially affected by competition; risk factors; and legislative, legal and regulatory developments; as well as other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition,” “Business—Supervision and Regulation” and “Risk Factors” in the 2017 Form 10-K, and “Liquidity and Capital Resources” herein.

1	June 2018 Form 10-Q

Management’s Discussion and Analysis

Executive Summary

Overview of Financial Results

Consolidated Results

Net Revenues

($ in millions)

Net Income Applicable to Morgan Stanley

($ in millions)

Earnings per Common Share1

1.	For the calculation of basic and diluted EPS, see Note 15 to the financial statements.

•

We reported net revenues of $10,610 million in the quarter ended June 30, 2018 (“current quarter,” or “2Q 2018”), compared with $9,503 million in the quarter ended June 30, 2017 (“prior year quarter,” or “2Q 2017”). For the current quarter, net income applicable to Morgan Stanley was $2,437 million, or $1.30 per diluted common share, compared with $1,757 million, or $0.87 per diluted common share, in the prior year quarter.

•

We reported net revenues of $21,687 million in the six months ended June 30, 2018 (“current year period,” or “YTD 2018”), compared with $19,248 million in the six months ended June 30, 2017 (“prior year period,” or “YTD 2017”). For the current year period, net income applicable to Morgan Stanley was $5,105 million, or $2.75 per diluted common share, compared with $3,687 million, or $1.87 per diluted common share, in the prior year period.

June 2018 Form 10-Q	2

Management’s Discussion and Analysis

Non-interest Expenses1

($ in millions)

1.	The percentages on the bars in the charts represent the contribution of compensation expense and non-compensation expense to the total.
•

Compensation and benefits expenses of $4,621 million in the current quarter and $9,535 million in the current year period each increased 9% from $4,252 million in the prior year quarter and $8,718 million in the prior year period. These results primarily reflected increases in discretionary incentive compensation mainly driven by higher revenues, as well as salaries, across all business segments, the formulaic payout to Wealth Management representatives, and amortization of deferred cash and equity awards. These increases were partially offset by a decrease in the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses were $2,880 million in the current quarter and $5,623 million in the current year period compared with $2,609 million in the prior year quarter and $5,080 million in the prior year period, representing a 10% and an 11% increase, respectively. These increases were primarily a result of higher volume-related expenses and the gross presentation of certain expenses due to the adoption of the accounting update Revenue from Contracts with Customers (see Notes 2 and 19 to the financial statements for further information).

Income Taxes

The current quarter and current year period included intermittent net discrete tax benefits of $88 million primarily associated with new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters. The prior year quarter and prior year period included intermittent tax provisions of $4 million and $18 million, respectively. For further information, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

3	June 2018 Form 10-Q

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Income from continuing operations applicable to Morgan Stanley	$2,439	$1,762	$5,109	$3,714
Income (loss) from discontinued operations applicable to Morgan Stanley	(2)	(5)	(4)	(27)
Net income applicable to Morgan Stanley	2,437	1,757	5,105	3,687
Preferred stock dividends and other	170	170	263	260
Earnings applicable to Morgan Stanley common shareholders	$2,267	$1,587	$4,842	$3,427
Expense efficiency ratio[1]	70.7%	72.2%	69.9%	71.7%
ROE[2]	13.0%	9.1%	13.9%	9.9%
ROTCE[2]	14.9%	10.4%	16.0%	11.4%

in millions, except per share and employee data	At June 30, 2018	At December 31, 2017
GLR[3]	$226,322	$192,660
Loans[4]	$112,113	$104,126
Total assets	$875,875	$851,733
Deposits	$172,802	$159,436
Borrowings	$192,244	$192,582
Common shareholders’ equity	$70,589	$68,871
Common shares outstanding	1,750	1,788
Book value per common share[5]	$40.34	$38.52
Worldwide employees	58,010	57,633

	At June 30, 2018	At December 31, 2017
Capital ratios[6]
Common Equity Tier 1 capital ratio	15.8%	16.5%
Tier 1 capital ratio	18.1%	18.9%
Total capital ratio	20.6%	21.7%
Tier 1 leverage ratio	8.2%	8.3%
SLR[7]	6.4%	6.5%

1.	The expense efficiency ratio represents total non-interest expense as a percentage of net revenues.
2.	Represents a non-GAAP measure. See “Selected Non-GAAP Financial Information” herein.
3.	For a discussion of the GLR, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
4.

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 7 to the financial statements).

5.	Book value per common share equals common shareholders’ equity divided by common shares outstanding.
6.

Beginning in 2018, our risk based capital ratios are based on the Standardized Approach fully phased-in rules. At December 31, 2017, our risk based capital ratios were based on the Standardized Approach transitional rules. For a discussion of our regulatory capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

7.	The SLR became effective as a capital standard on January 1, 2018. For a discussion of the SLR, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

Business Segment Results

Net Revenues by Segment1, 2

($ in millions)

June 2018 Form 10-Q	4

Management’s Discussion and Analysis

Net Income Applicable to Morgan Stanley by Segment1, 3

($ in millions)

1.	The percentages in the charts represent the contribution of each business segment to the total. Amounts do not necessarily total to 100% due to intersegment eliminations, where applicable.
2.

The total amount of Net Revenues by Segment also includes intersegment eliminations of $(120) million and $(75) million in the current quarter and prior year quarter, respectively, and $(235) million and $(149) million in the current year period and prior year period, respectively.

3.	The total amount of Net Income Applicable to Morgan Stanley by Segment also includes intersegment eliminations of $2 million in the prior year period.

•

Institutional Securities net revenues of $5,714 million in the current quarter and $11,814 million in the current year period increased 20% from the prior year quarter and 19% from the prior year period primarily reflecting higher sales and trading and Investment banking revenues.

•

Wealth Management net revenues of $4,325 million in the current quarter and $8,699 million in the current year period increased 4% from the prior year quarter and 6% from the prior year period primarily reflecting growth in Asset management revenues.

•

Investment Management net revenues of $691 million in the current quarter and $1,409 million in the current year period increased 4% from the prior year quarter and 11% from the prior year period primarily reflecting higher revenues from Asset management.

Net Revenues by Region1, 2

($ in millions)

1.	For a discussion of how the geographic breakdown for net revenues is determined, see Note 19 to the financial statements.
2.	The percentages on the bars in the charts represent the contribution of each region to the total.

5	June 2018 Form 10-Q

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

The principal non-GAAP financial measures presented in this document are set forth below.

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions, except	Three Months Ended June 30,		Six Months Ended June 30,
per share data	2018	2017	2018	2017
Net income applicable to Morgan Stanley	$2,437	$1,757	$5,105	$3,687
Impact of adjustments	(88)	4	(88)	18
Adjusted net income applicable to Morgan Stanley—non-GAAP[1]	$2,349	1,761	$5,017	3,705
Earnings per diluted common share	$1.30	$0.87	$2.75	$1.87
Impact of adjustments	(0.05)	—	(0.05)	0.01
Adjusted earnings per diluted common share —non-GAAP[1]	$1.25	$0.87	$2.70	$1.88
Effective income tax rate	20.6%	32.0%	20.7%	30.5%
Impact of adjustments	2.8%	(0.1)%	1.4%	(0.4)%
Adjusted effective income tax rate—non-GAAP[1]	23.4%	31.9%	22.1%	30.1%

			Average Monthly Balance
	At June 30, 2018	At December 31, 2017	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions			2018	2017	2018	2017
Tangible Equity
U.S. GAAP
Morgan Stanley shareholders’ equity	$79,109	$77,391	$78,432	$78,436	$77,960	$77,836
Less: Goodwill and net intangible assets	(9,022)	(9,042)	(9,076)	(9,194)	(9,049)	(9,227)
Morgan Stanley tangible shareholders’ equity—non-GAAP	$70,087	$68,349	$69,356	$69,242	$68,911	$68,609
U.S. GAAP
Common equity	$70,589	$68,871	$69,912	$69,916	$69,440	$69,459
Less: Goodwill and net intangible assets	(9,022)	(9,042)	(9,076)	(9,194)	(9,049)	(9,227)
Tangible common equity—non-GAAP	$61,567	$59,829	$60,836	$60,722	$60,391	$60,232

Consolidated Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2018	2017	2018	2017
Average common equity
Unadjusted	$69.9	$69.9	$69.4	$69.5
Adjusted[1]	69.9	69.9	69.4	69.5
ROE[2]
Unadjusted	13.0%	9.1%	13.9%	9.9%
Adjusted[1,3]	12.5%	9.1%	13.7%	9.9%
Average tangible common equity
Unadjusted	$60.8	$60.7	$60.4	$60.2
Adjusted[1]	60.8	60.7	60.4	60.2
ROTCE[2]
Unadjusted	14.9%	10.4%	16.0%	11.4%
Adjusted[1,3]	14.3%	10.5%	15.7%	11.4%

	At June 30, 2018	At December 31, 2017
Tangible book value per common share[4]	$35.19	$33.46

June 2018 Form 10-Q	6

Management’s Discussion and Analysis

Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2018	2017	2018	2017
Pre-tax profit margin[5]
Institutional Securities	32%	30%	33%	32%
Wealth Management	27%	25%	27%	25%
Investment Management	20%	21%	20%	19%
Consolidated	29%	28%	30%	28%
Average common equity[6]
Institutional Securities	$40.8	$40.2	$40.8	$40.2
Wealth Management	16.8	17.2	16.8	17.2
Investment Management	2.6	2.4	2.6	2.4
Parent Company	9.7	10.1	9.2	9.7
Consolidated average common equity	$69.9	$69.9	$69.4	$69.5
Average tangible common equity[6]
Institutional Securities	$40.1	$39.6	$40.1	$39.6
Wealth Management	9.2	9.3	9.2	9.3
Investment Management	1.7	1.6	1.7	1.6
Parent Company	9.8	10.2	9.4	9.7
Consolidated average tangible common equity	$60.8	$60.7	$60.4	$60.2
ROE[2,7]
Institutional Securities	13.0%	8.5%	14.1%	9.9%
Wealth Management	20.0%	14.6%	20.7%	14.6%
Investment Management	15.7%	16.3%	17.5%	13.7%
Consolidated	13.0%	9.1%	13.9%	9.9%
ROTCE[2,7]
Institutional Securities	13.2%	8.7%	14.3%	10.1%
Wealth Management	36.6%	27.0%	37.8%	27.0%
Investment Management	24.5%	24.1%	27.4%	20.2%
Consolidated	14.9%	10.4%	16.0%	11.4%

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

2.

ROE and ROTCE equal annualized net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity and average tangible common equity, on a consolidated basis as indicated. When excluding intermittent net discrete tax provisions (benefits), both the numerator and denominator are adjusted.

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

7.

The calculation of the ROE and ROTCE by segment uses the annualized net income applicable to Morgan Stanley by segment less preferred dividends allocated to each segment as a percentage of average common equity and average tangible common equity, respectively, allocated to each segment.

Return on Equity and Tangible Common Equity Targets

In January 2018, we established an ROE Target of 10% to 13% for the medium term, which is equivalent to an ROTCE Target of 11.5% to 14.5%.

Our ROE and ROTCE Targets are forward-looking statements that may be materially affected by many factors, including, among other things: macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; outsize legal expenses or penalties and the ability to maintain a reduced level of expenses; and capital levels. For further information on our ROE and ROTCE Targets and related assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Return on Equity and Tangible Common Equity Targets” in the 2017 Form 10-K.

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

7	June 2018 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities

Income Statement Information

	Three Months Ended June 30,
$ in millions	2018	2017	% Change
Revenues
Investment banking	$1,699	$1,413	20%
Trading	3,128	2,725	15%
Investments	89	37	141%
Commissions and fees	674	630	7%
Asset management	102	89	15%
Other	168	126	33%
Total non-interest revenues	5,860	5,020	17%
Interest income	2,195	1,243	77%
Interest expense	2,341	1,501	56%
Net interest	(146)	(258)	43%
Net revenues	5,714	4,762	20%
Compensation and benefits	1,993	1,667	20%
Non-compensation expenses	1,909	1,652	16%
Total non-interest expenses	3,902	3,319	18%
Income from continuing operations before income taxes	1,812	1,443	26%
Provision for income taxes	323	413	(22)%
Income from continuing operations	1,489	1,030	45%
Income (loss) from discontinued operations, net of income taxes	(2)	(5)	60%
Net income	1,487	1,025	45%
Net income applicable to noncontrolling interests	30	33	(9)%
Net income applicable to Morgan Stanley	$1,457	$992	47%

	Six Months Ended June 30,
$ in millions	2018	2017	% Change
Revenues
Investment banking	$3,212	$2,830	13%
Trading	6,771	5,737	18%
Investments	138	103	34%
Commissions and fees	1,418	1,250	13%
Asset management	212	180	18%
Other	304	299	2%
Total non-interest revenues	12,055	10,399	16%
Interest income	3,999	2,367	69%
Interest expense	4,240	2,852	49%
Net interest	(241)	(485)	50%
Net revenues	11,814	9,914	19%
Compensation and benefits	4,153	3,537	17%
Non-compensation expenses	3,737	3,204	17%
Total non-interest expenses	7,890	6,741	17%
Income from continuing operations before income taxes	3,924	3,173	24%
Provision for income taxes	772	872	(11)%
Income from continuing operations	3,152	2,301	37%
Income (loss) from discontinued operations, net of income taxes	(4)	(27)	85%
Net income	3,148	2,274	38%
Net income applicable to noncontrolling interests	64	68	(6)%
Net income applicable to Morgan Stanley	$3,084	$2,206	40%

June 2018 Form 10-Q	8

Management’s Discussion and Analysis

Investment Banking

Investment Banking Revenues

	Three Months Ended June 30,
$ in millions	2018	2017	% Change
Advisory	$618	$504	23%
Underwriting:
Equity	541	405	34%
Fixed income	540	504	7%
Total underwriting	1,081	909	19%
Total investment banking	$1,699	$1,413	20%

	Six Months Ended June 30,
$ in millions	2018	2017	% Change
Advisory	$1,192	$1,000	19%
Underwriting:
Equity	962	795	21%
Fixed income	1,058	1,035	2%
Total underwriting	2,020	1,830	10%
Total investment banking	$3,212	$2,830	13%

Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2018	2017	2018	2017
Completed mergers and acquisitions[1]	$325	$212	$488	$375
Equity and equity-related offerings[2,3]	16	20	37	30
Fixed income offerings[2,4]	61	70	116	145

Source: Thomson Reuters, data as of July 2, 2018. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

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

Investment banking revenues of $1,699 million in the current quarter and $3,212 million in the current year period increased 20% and 13% from the comparable prior year periods. The adoption of the accounting update Revenue from Contracts with Customers had the effect of increasing the revenues reported in investment banking by approximately $101 million in the current quarter and $161 million in the current year period compared with the prior year periods (see Notes 2 and 19 to the financial statements for further information). The drivers of the increase in our Investment banking revenues, other than the effect of the above accounting update, were:

•

Advisory revenues increased in the current quarter and current year period primarily reflecting higher volumes of completed M&A activity (see Investment Banking Volumes table), partially offset by lower fee realizations.

•

Equity underwriting revenues increased in the current quarter primarily as a result of higher fee realizations in initial public offerings and convertibles. In the current year period, equity underwriting revenues increased due to higher equity market volumes (see Investment Banking Volumes table).

•

Fixed income underwriting revenues increased in the current quarter primarily due to higher non-investment grade loan fees. Fixed income underwriting revenues in the current year period were relatively unchanged from the prior year period.

Sales and Trading Net Revenues

By Income Statement Line Item

	Three Months Ended June 30,
$ in millions	2018	2017	% Change
Trading	$3,128	$2,725	15%
Commissions and fees	674	630	7%
Asset management	102	89	15%
Net interest	(146)	(258)	43%
Total	$3,758	$3,186	18%

	Six Months Ended June 30,
$ in millions	2018	2017	% Change
Trading	$6,771	$5,737	18%
Commissions and fees	1,418	1,250	13%
Asset management	212	180	18%
Net interest	(241)	(485)	50%
Total	$8,160	$6,682	22%

9	June 2018 Form 10-Q

Management’s Discussion and Analysis

By Business

	Three Months Ended June 30,
$ in millions	2018	2017	% Change
Equity	$2,470	$2,155	15%
Fixed income	1,389	1,239	12%
Other	(101)	(208)	51%
Total	$3,758	$3,186	18%

	Six Months Ended June 30,
$ in millions	2018	2017	% Change
Equity	$5,028	$4,171	21%
Fixed income	3,262	2,953	10%
Other	(130)	(442)	71%
Total	$8,160	$6,682	22%

Sales and Trading Revenues—Equity and Fixed Income

	Three Months Ended June 30, 2018
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$1,373	$89	$(192)	$1,270
Execution services	661	605	(66)	1,200
Total Equity	$2,034	$694	$(258)	$2,470
Total Fixed Income	$1,299	$83	$7	$1,389

	Three Months Ended June 30, 2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$1,166	$88	$(227)	$1,027
Execution services	601	580	(53)	1,128
Total Equity	$1,767	$668	$(280)	$2,155
Total Fixed income	$1,114	$48	$77	$1,239

	Six Months Ended June 30, 2018
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$2,607	$196	$(338)	$2,465
Execution services	1,452	1,269	(158)	2,563
Total Equity	$4,059	$1,465	$(496)	$5,028
Total Fixed Income	$3,014	$166	$82	$3,262

	Six Months Ended June 30, 2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$2,097	$177	$(415)	$1,859
Execution services	1,265	1,148	(101)	2,312
Total Equity	$3,362	$1,325	$(516)	$4,171
Total Fixed income	$2,712	$102	$139	$2,953

1.	Includes Commissions and fees and Asset management revenues.
2.	Funding costs are allocated to the businesses based on funding usage and are included in Net interest.

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

Sales and Trading Net Revenues during the Current Quarter

Equity

Equity sales and trading net revenues of $2,470 million in the current quarter increased 15% from the prior year quarter, reflecting higher results in both our financing businesses and execution services.

•	Financing revenues increased from the prior year quarter, primarily due to higher average client balances and changes in funding mix which resulted in increased Trading and Net interest revenues.

•

Execution services increased from the prior year quarter, primarily reflecting higher Trading revenues driven by effective inventory management in derivative products. In addition, Commissions and fees increased from higher client activity in cash equities products.

Fixed Income

Fixed income net revenues of $1,389 million in the current quarter were 12% higher than the prior year quarter, driven by higher results in commodities products and other and credit products, partially offset by lower results in global macro products.

•	Global macro products revenues decreased as higher client activity was more than offset by unfavorable inventory management results in foreign exchange and emerging markets products.

•

Credit products Trading and Net interest revenues increased primarily as a result of increased client activity in lending products, partially offset by the impact of credit spread widening on inventory.

•

Commodities products and Other increased primarily due to increased client trading activity across commodities products and higher Trading revenues principally from a reduction in counterparty credit risk.

June 2018 Form 10-Q	10

Management’s Discussion and Analysis

Other

Other sales and trading net losses of $101 million in the current quarter decreased from the prior year quarter, primarily reflecting higher revenues on economic hedges related to our long-term debt and corporate loan activity.

Sales and Trading Net Revenues during the Current Year Period

Equity

Equity sales and trading net revenues of $5,028 million in the current year period increased 21% from the prior year period, reflecting higher results in both our financing businesses and execution services.

•	Financing revenues increased from the prior year period, primarily due to higher average client balances and changes in funding mix which resulted in increased Trading and Net interest revenues.

•

Execution services increased from the prior year period, primarily reflecting higher Trading revenues driven by effective inventory management and higher client activity in derivative products. In addition, Commissions and fees increased from higher client activity in cash equities products.

Fixed Income

Fixed income net revenues of $3,262 million in the current year period were 10% higher than the prior year period, primarily driven by higher results in commodities products and other.

•	Global macro and Credit products revenues remained relatively unchanged from the prior year period.

•

Commodities products and Other increased primarily due to increased Commodities structured transactions and client flow and higher Trading revenues principally from a reduction in counterparty credit risk.

Other

Other sales and trading net losses of $130 million in the current year period decreased from the prior year period, primarily reflecting higher revenues on economic hedges related to our long-term debt and lower losses associated with corporate loan hedging activity.

Investments, Other Revenues, Non-interest Expenses and Income Tax Items

Investments

•

Net investment gains of $89 million in the current quarter and $138 million in the current year period increased from the prior year periods, primarily as a result of higher gains on business-related investments, partially offset by lower results from real estate limited partnership investments.

Other Revenues

•

Other revenues of $168 million in the current quarter and $304 million in the current year period increased from the prior year periods, reflecting the recovery of a previously charged off energy industry related loan and improved results from other equity method investments. These results were partially offset by losses associated with held-for-sale corporate loans compared with gains in the respective prior year periods.

Non-interest Expenses

Non-interest expenses of $3,902 million in the current quarter increased from the prior year quarter, reflecting a 20% increase in Compensation and benefits expenses and a 16% increase in Non-compensation expenses. Non-interest expenses of $7,890 million in the current year period increased from the prior year period reflecting a 17% increase in both Compensation and benefits expenses and Non-compensation expenses.

•

Compensation and benefits expenses increased in the current quarter and current year period, primarily due to increases in discretionary incentive compensation driven by higher revenues, as well as amortization of deferred cash and equity awards and salaries, partially offset by a decrease in the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses increased in the current quarter and current year period, primarily due to higher volume-related expenses and the gross presentation of certain expenses due to the adoption of the accounting update Revenue from Contracts with Customers (see Notes 2 and 19 to the financial statements for further information). In addition, in the current year period, the results were partially offset by the reversal of a portion of previously recorded provisions related to U.K. VAT matters.

11	June 2018 Form 10-Q

Management’s Discussion and Analysis

Income Tax Items

The effective tax rate in the current quarter and current year period is lower compared with the prior year periods primarily as a result of the enactment of the U.S. Tax Cuts and Jobs Act (“Tax Act”). For a discussion of the Tax Act, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

In both the current quarter and current year period, we recognized in Provision for income taxes an intermittent net discrete tax benefit of $97 million, primarily associated with new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters.

June 2018 Form 10-Q	12

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended June 30,
$ in millions	2018	2017	% Change
Revenues
Investment banking	$114	$135	(16)%
Trading	135	207	(35)%
Investments	3	1	200%
Commissions and fees	442	424	4%
Asset management	2,514	2,302	9%
Other	74	73	1%
Total non-interest revenues	3,282	3,142	4%
Interest income	1,320	1,114	18%
Interest expense	277	105	164%
Net interest	1,043	1,009	3%
Net revenues	4,325	4,151	4%
Compensation and benefits	2,356	2,297	3%
Non-compensation expenses	812	797	2%
Total non-interest expenses	3,168	3,094	2%
Income from continuing operations before income taxes	1,157	1,057	9%
Provision for income taxes	281	392	(28)%
Net income applicable to Morgan Stanley	$876	$665	32%

	Six Months Ended June 30,
$ in millions	2018	2017	% Change
Revenues
Investment banking	$254	$280	(9)%
Trading	244	445	(45)%
Investments	3	2	50%
Commissions and fees	940	864	9%
Asset management	5,009	4,486	12%
Other	137	129	6%
Total non-interest revenues	6,587	6,206	6%
Interest income	2,600	2,193	19%
Interest expense	488	190	157%
Net interest	2,112	2,003	5%
Net revenues	8,699	8,209	6%
Compensation and benefits	4,806	4,614	4%
Non-compensation expenses	1,576	1,565	1%
Total non-interest expenses	6,382	6,179	3%
Income from continuing operations before income taxes	2,317	2,030	14%
Provision for income taxes	527	718	(27)%
Net income applicable to Morgan Stanley	$1,790	$1,312	36%

Financial Information and Statistical Data

$ in billions	At June 30, 2018	At December 31, 2017
Client assets	$2,411	$2,373
Fee-based client assets[1]	$1,084	$1,045
Fee-based client assets as a percentage of total client assets	45%	44%
Client liabilities[2]	$82	$80
Investment securities portfolio	$59.7	$59.2
Loans and lending commitments	$80.7	$77.3
Wealth Management representatives	15,632	15,712

	Three Months Ended June 30,
	2018	2017
Per representative:
Annualized revenues ($ in thousands)[3]	$1,105	$1,052
Client assets ($ in millions)[4]	$154	$142
Fee-based asset flows ($ in billions)[5]	$15.3	$19.9

	Six Months Ended June 30,
	2018	2017
Per representative:
Annualized revenues ($ in thousands)[3]	$1,110	$1,041
Client assets ($ in millions)[4]	$154	$142
Fee-based asset flows ($ in billions)[5]	$33.5	$38.7

1.	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.
3.	Annualized revenues per representative equal Wealth Management’s annualized revenues divided by the average representative headcount.
4.	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
5.	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude institutional cash management-related activity.

13	June 2018 Form 10-Q

Management’s Discussion and Analysis

Transactional Revenues

	Three Months Ended June 30,
$ in millions	2018	2017	% Change
Investment banking	$114	$135	(16)%
Trading	135	207	(35)%
Commissions and fees	442	424	4%
Total	$691	$766	(10)%
Transactional revenues as a % of Net revenues	16%	18%

	Six Months Ended June 30,
$ in millions	2018	2017	% Change
Investment banking	$254	$280	(9)%
Trading	244	445	(45)%
Commissions and fees	940	864	9%
Total	$1,438	$1,589	(10)%
Transactional revenues as a % of Net revenues	17%	19%

Net Revenues

Transactional Revenues

Transactional revenues of $691 million in the current quarter and $1,438 million in the current year period decreased 10% from the respective prior year periods primarily as a result of lower Trading and Investment banking revenues, partially offset by higher Commissions and fees.

•	Investment banking revenues decreased in the current quarter and current year period primarily due to lower revenues from equity and structured products issuances.

•

Trading revenues decreased in the current quarter and current year period primarily as a result of lower gains related to investments associated with certain employee deferred compensation plans and lower fixed income revenue driven by product mix.

•	Commissions and fees increased in the current quarter and current year period primarily as a result of increased client transactions in alternative products, and options and futures.

Asset Management

Asset management revenues of $2,514 million in the current quarter and $5,009 million in the current year period increased 9% and 12%, respectively, primarily due to the effect of market appreciation and net positive flows on the respective beginning of period fee-based client assets balances on which billings are generally based.

See “Fee-Based Client Assets Rollforwards” herein.

Net Interest

Net interest of $1,043 million in the current quarter and $2,112 million in the current year period increased 3% and 5%, respectively, primarily as a result of higher Loan balances. In the current quarter and current year period, the effect of higher interest rates on Loans and Investment securities was essentially offset by higher average interest rates on Deposits, due to changes in our deposit mix.

Non-interest Expenses

Non-interest expenses of $3,168 million in the current quarter and $6,382 million in the current year period increased 2% and 3%, respectively, primarily as a result of higher Compensation and benefits expenses.

•

Compensation and benefits expenses increased in the current quarter and current year period primarily due to the formulaic payout to Wealth Management representatives linked to higher revenues and increases in salaries, partially offset by decreases in the fair value of investments to which certain deferred compensation plans are referenced.

•	Non-compensation expenses were relatively unchanged in both the current quarter and current year period.

Income Tax Items

The effective tax rate in the current quarter and current year period is lower compared with the prior year periods primarily as a result of the enactment of the Tax Act. For a discussion of the Tax Act, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

June 2018 Form 10-Q	14

Management’s Discussion and Analysis

Fee-Based Client Assets

For a description of fee-based client assets, including descriptions of the fee based client asset types and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2017 Form 10-K.

Fee-Based Client Assets Rollforwards

$ in billions	At March 31, 2018	Inflows	Outflows	Market Impact	At June 30, 2018
Separately managed[1]	$260	$9	$(5)	$3	$267
Unified managed	254	12	(8)	1	259
Mutual fund advisory	20	—	(1)	1	20
Advisor	147	8	(8)	2	149
Portfolio manager	356	20	(12)	3	367
Subtotal	$1,037	$49	$(34)	$10	$1,062
Cash management	21	6	(5)	—	22
Total fee-based client assets	$1,058	$55	$(39)	$10	$1,084

$ in billions	At March 31, 2017	Inflows	Outflows	Market Impact	At June 30, 2017
Separately managed[1]	$230	$8	$(7)	$6	$237
Unified managed	217	13	(7)	5	228
Mutual fund advisory	21	—	(1)	1	21
Advisor	133	10	(8)	3	138
Portfolio manager	305	23	(11)	4	321
Subtotal	$906	$54	$(34)	$19	$945
Cash management	21	2	(6)	—	17
Total fee-based client assets	$927	$56	$(40)	$19	$962

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	At June 30, 2018
Separately managed[1]	$252	$18	$(10)	$7	$267
Unified managed	250	25	(16)	—	259
Mutual fund advisory	21	1	(2)	—	20
Advisor	149	16	(16)	—	149
Portfolio manager	353	39	(22)	(3)	367
Subtotal	$1,025	$99	$(66)	$4	$1,062
Cash management	20	11	(9)	—	22
Total fee-based client assets	$1,045	$110	$(75)	$4	$1,084

$ in billions	At December 31, 2016	Inflows	Outflows	Market Impact	At June 30, 2017
Separately managed[1]	$222	$16	$(11)	$10	$237
Unified managed	204	25	(15)	14	228
Mutual fund advisory	21	1	(3)	2	21
Advisor	125	19	(14)	8	138
Portfolio manager	285	42	(21)	15	321
Subtotal	$857	$103	$(64)	$49	$945
Cash management	20	5	(8)	—	17
Total fee-based client assets	$877	$108	$(72)	$49	$962

Average Fee Rates

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2018	2017	2018	2017
Separately managed	16	17	16	16
Unified managed	97	98	98	98
Mutual fund advisory	120	118	120	118
Advisor	84	84	85	85
Portfolio manager	96	96	96	97
Subtotal	77	77	76	76
Cash management	6	6	6	6
Total fee-based client assets	75	75	75	75

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

15	June 2018 Form 10-Q

Management’s Discussion and Analysis

Investment Management

Income Statement Information

	Three Months Ended June 30,
$ in millions	2018	2017	% Change
Revenues
Trading	$16	$(3)	N/M
Investments	55	125	(56)%
Asset management	610	539	13%
Other	3	4	(25)%
Total non-interest revenues	684	665	3%
Interest income	17	1	N/M
Interest expense	10	1	N/M
Net interest	7	—	N/M
Net revenues	691	665	4%
Compensation and benefits	272	288	(6)%
Non-compensation expenses	279	235	19%
Total non-interest expenses	551	523	5%
Income from continuing operations before income taxes	140	142	(1)%
Provision for income taxes	36	41	(12)%
Net income	104	101	3%
Net income (loss) applicable to noncontrolling interests	—	1	N/M
Net income applicable to Morgan Stanley	$104	$100	4%

	Six Months Ended June 30,
$ in millions	2018	2017	% Change
Revenues
Trading	$21	$(14)	N/M
Investments	132	223	(41)%
Asset management	1,236	1,056	17%
Other	13	8	63%
Total non-interest revenues	1,402	1,273	10%
Interest income	18	2	N/M
Interest expense	11	1	N/M
Net interest	7	1	N/M
Net revenues	1,409	1,274	11%
Compensation and benefits	576	567	2%
Non-compensation expenses	545	462	18%
Total non-interest expenses	1,121	1,029	9%
Income from continuing operations before income taxes	288	245	18%
Provision for income taxes	55	71	(23)%
Net income	233	174	34%
Net income (loss) applicable to noncontrolling interests	2	7	(71)%
Net income applicable to Morgan Stanley	$231	$167	38%

Net Revenues

Investments

Investments gains of $55 million in the current quarter and $132 million in the current year period compared with $125 million in the prior year quarter and $223 million in the prior year period, respectively. These decreases reflect the absence of realized investment gains in an infrastructure fund, as well as the reversal of previously accrued carried interest in certain Asia private equity funds, primarily due to losses associated with weakening Asia-Pacific currencies.

Asset Management

Asset management revenues of $610 million in the current quarter and $1,236 million in the current year period increased 13% and 17%, respectively, primarily as a result of higher average AUM across all asset classes. See “AUM Rollforwards” herein.

The adoption of the accounting update Revenue from Contracts with Customers had the effect of increasing Asset management revenues due to the gross presentation of distribution fees. This increase (approximately $44 million in the current year period) was partially offset by the delayed recognition of certain performance fees not in the form of carried interest until they are no longer probable of reversing. For 2018, the recognition of a greater portion of these revenues is expected to occur in the fourth quarter based on current fee arrangements. See Notes 2 and 19 to the financial statements for further details.

Non-interest Expenses

Non-interest expenses of $551 million in the current quarter and $1,121 million in the current year period increased 5% and 9%, respectively, primarily due to higher Non-compensation expenses.

•

Compensation and benefits expenses decreased in the current quarter due to decreases in deferred compensation associated with carried interest and the fair value of investments to which certain deferred compensation plans are referenced. Compensation and benefits expenses were relatively unchanged in the current year period.

•

Non-compensation expenses increased in the current quarter and current year period primarily as a result of the gross presentation of distribution fees due to the adoption of the accounting update Revenue from Contracts with Customers along with higher fee sharing on increased AUM balances. See “Asset Management” above.

June 2018 Form 10-Q	16

Management’s Discussion and Analysis

Income Tax Items

The effective tax rate in the current quarter and current year period is lower compared with the prior year periods primarily as a result of the enactment of the Tax Act. For a discussion of the Tax Act, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

Assets Under Management or Supervision

For a description of the asset classes and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2017 Form 10-K.

AUM Rollforwards

$ in billions	At March 31, 2018	Inflows	Outflows	Market Impact	Other[1]	At June 30, 2018
Equity	$109	$10	$(7)	$3	$(1)	$114
Fixed income	72	7	(7)	(1)	(2)	69
Alternative/Other	131	6	(4)	1	(2)	132
Long-term AUM subtotal	312	23	(18)	3	(5)	315
Liquidity	157	375	(373)	1	(1)	159
Total AUM	$469	$398	$(391)	$4	$(6)	$474
Shares of minority stake assets	7					7

$ in billions	At March 31, 2017	Inflows	Outflows	Market Impact	Other[1]	At June 30, 2017
Equity	$87	$6	$(5)	$5	$1	$94
Fixed income	62	8	(6)	1	1	66
Alternative/Other	119	6	(6)	3	(1)	121
Long-term AUM subtotal	268	20	(17)	9	1	281
Liquidity	153	308	(308)	—	1	154
Total AUM	$421	$328	$(325)	$9	$2	$435
Shares of minority stake assets	7					8

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	Other[1]	At June 30, 2018
Equity	$105	$20	$(14)	$3	$—	$114
Fixed income	73	14	(16)	(1)	(1)	69
Alternative/Other	128	11	(9)	1	1	132
Long-term AUM subtotal	306	45	(39)	3	—	315
Liquidity	176	700	(717)	1	(1)	159
Total AUM	$482	$745	$(756)	$4	$(1)	$474
Shares of minority stake assets	7					7

$ in billions	At December 31, 2016	Inflows	Outflows	Market Impact	Other[1]	At June 30, 2017
Equity	$79	$11	$(10)	$13	$1	$94
Fixed income	60	13	(11)	2	2	66
Alternative/Other	115	13	(10)	4	(1)	121
Long-term AUM subtotal	254	37	(31)	19	2	281
Liquidity	163	636	(646)	—	1	154
Total AUM	$417	$673	$(677)	$19	$3	$435
Shares of minority stake assets	8					8

1.	Includes distributions and foreign currency impact for all periods and the impact of the Mesa West Capital, LLC acquisition in the current year period.

Average AUM

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2018	2017	2018	2017
Equity	$111	$91	$110	$87
Fixed income	71	64	72	63
Alternative/Other	131	120	130	119
Long-term AUM subtotal	313	275	312	269
Liquidity	161	153	163	155
Total AUM	$474	$428	$475	$424
Shares of minority stake assets	7	8	7	8

Average Fee Rate

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2018	2017	2018	2017
Equity	77	73	76	74
Fixed income	33	33	34	33
Alternative/Other	67	70	67	70
Long-term AUM	63	62	63	63
Liquidity	18	17	18	18
Total AUM	47	46	47	46

17	June 2018 Form 10-Q

Management’s Discussion and Analysis

Supplemental Financial Information and Disclosures

Income Tax Matters

Effective Tax Rate from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. GAAP	20.6%	32.0%	20.7%	30.5%
Adjusted effective income tax rate—non-GAAP[1]	23.4%	31.9%	22.1%	30.1%

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

Adjusted amounts exclude an intermittent net discrete tax benefit of $88 million in the current quarter and current year period, primarily associated with new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters. Intermittent net discrete tax provisions were $4 million and $18 million in the prior year quarter and prior year period, respectively.

The effective tax rates include recurring-type discrete tax benefits associated with employee share-based payments of $17 million and $16 million in the current quarter and prior year quarter, respectively. The effective tax rates include recurring-type discrete tax benefits associated with employee share-based payments of $164 million and $128 million in the current year period and prior year period, respectively.

The effective tax rate reflects our current assumptions, estimates and interpretations related to the Tax Act and other factors. The Tax Act, enacted on December 22, 2017, significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21%, and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries; imposes a minimum tax on global intangible low-taxed income (“GILTI”) and an alternative base erosion and anti-abuse tax (“BEAT”) on U.S. corporations that make deductible payments to non-U.S. related persons in excess of specified amounts; and broadens the tax base by partially or wholly eliminating tax deductions for certain historically deductible expenses.

Our income tax estimates may change as additional clarification and implementation guidance continue to be received from the U.S. Treasury Department and as the interpretation of the Tax Act evolves over time. Taking into account continuing developments related to provisions of the Tax Act such as the modified territorial tax system and GILTI, we expect our effective tax rate from continuing operations for 2018 to be approximately 22% to 25% (see “Forward-Looking Statements” in the 2017 Form 10-K).

U.S. Bank Subsidiaries

Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) accept deposit accounts, provide loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, and invest in securities. The lending activities in the Institutional Securities business segment primarily include loans and lending commitments to corporate clients. The lending activities in the Wealth Management business segment primarily include: securities-based lending, which allows clients to borrow money against the value of qualifying securities; and residential real estate loans.

We expect our lending activities to continue to grow through further market penetration of the client base. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk.” For further discussion about loans and lending commitments, see Notes 7 and 11 to the financial statements.

U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At June 30, 2018	At December 31, 2017
Assets	$200.5	$185.3
Investment securities portfolio:
Investment securities—AFS	41.3	42.0
Investment securities—HTM	18.8	17.5
Total investment securities	$60.1	$59.5
Deposits[2]	$172.6	$159.1
Wealth Management
Securities-based lending and other loans[3]	$43.6	$41.2
Residential real estate loans	26.4	26.7
Total	$70.0	$67.9
Institutional Securities
Corporate loans	$26.7	$24.2
Wholesale real estate loans	14.5	12.2
Total	$41.2	$36.4

1.	Amounts exclude transactions with the Parent Company and between the bank subsidiaries.
2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.
3.	Other loans primarily include tailored lending.

June 2018 Form 10-Q	18

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

The right of use asset and lease liability will initially be measured using the present value of the remaining rental payments. This change to the accounting for leases where we are lessee requires modifications to our lease accounting systems and determining the present value of the remaining rental payments. Key aspects of the latter include concluding upon the discount rate and determining whether to include non-lease components in rental payments. Currently, we plan to adopt this accounting update as of the effective date, January 1, 2019. Based upon our current population of leases, we expect the right of use asset and corresponding lease liability to be less than 1% of our total assets.

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

19	June 2018 Form 10-Q

Management’s Discussion and Analysis

Total Assets by Business Segment

	At June 30, 2018
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$66,624	$14,891	$74	$81,589
Trading assets at fair value	262,743	78	3,617	266,438
Investment securities	22,204	59,744	—	81,948
Securities purchased under agreements to resell	79,509	14,419	—	93,928
Securities borrowed	153,062	186	—	153,248
Customer and other receivables	43,664	17,467	583	61,714
Loans, net of allowance[2]	42,071	70,037	5	112,113
Other assets[3]	14,011	9,227	1,659	24,897
Total assets	$683,888	$186,049	$5,938	$875,875

	At December 31, 2017
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$63,597	$16,733	$65	$80,395
Trading assets at fair value	295,678	59	2,545	298,282
Investment securities	19,556	59,246	—	78,802
Securities purchased under agreements to resell	74,732	9,526	—	84,258
Securities borrowed	123,776	234	—	124,010
Customer and other receivables	36,803	18,763	621	56,187
Loans, net of allowance[2]	36,269	67,852	5	104,126
Other assets[3]	14,563	9,596	1,514	25,673
Total assets	$664,974	$182,009	$4,750	$851,733

IS—Institutional Securities

WM—Wealth Management

IM—Investment Management

1.	Cash and cash equivalents includes Cash and due from banks, Interest bearing deposits with banks and Restricted cash.
2.

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 7 to the financial statements).

3.	Other assets primarily includes Goodwill, Intangible assets, premises, equipment, software, other investments, and deferred tax assets.

A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $875.9 billion at June 30, 2018 from $851.7 billion at December 31, 2017, primarily driven by increases to support client activity in Securities borrowed in the Institutional Securities business segment and Loans across all segments. Trading assets within the Institutional Securities business segment declined due to reductions in Equities inventory to support increased demand and changes in client positioning. The decrease in Trading assets resulted in greater liquidity, as reflected by increases in GLR-eligible Securities purchased under agreements to resell, Investment securities and Cash and cash equivalents. For further information regarding our GLR, see “Global Liquidity Reserve” herein.

Collateralized Financing Transactions

$ in millions	At June 30, 2018	At December 31, 2017
Securities purchased under agreements to resell and Securities borrowed	$247,176	$208,268
Securities sold under agreements to repurchase and Securities loaned	$63,370	$70,016
Securities received as collateral[1]	$8,209	$13,749

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2018	December 31, 2017
Securities purchased under agreements to resell and Securities borrowed	$227,527	$214,343
Securities sold under agreements to repurchase and Securities loaned	$64,404	$66,879

1.	Included in Trading assets in the balance sheets.

See Note 2 to the financial statements in the 2017 Form 10-K and Note 6 to the financial statements for more details on collateralized financing transactions.

In addition to the collateralized financing transactions shown in the previous table, we also engage in financing transactions collateralized by customer-owned securities, which are segregated in accordance with regulatory requirements. Receivables under these financing transactions, primarily margin loans, are included in Customer and other receivables in the balance sheets, and payables under these financing transactions, primarily to prime brokerage customers, are included in Customer and other payables in the balance sheets. Our risk exposure on these transactions is mitigated by collateral maintenance policies that limit our credit exposure to customers and liquidity reserves held against this risk exposure.

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

June 2018 Form 10-Q	20

Management’s Discussion and Analysis

At June 30, 2018 and December 31, 2017, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

Global Liquidity Reserve

We maintain sufficient global liquidity reserves pursuant to our Required Liquidity Framework. For further discussion of our GLR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in the 2017 Form 10-K.

GLR by Type of Investment

$ in millions	At June 30, 2018	At December 31, 2017
Cash deposits with banks[1]	$10,345	$7,167
Cash deposits with central banks[1]	33,948	33,791
Unencumbered highly liquid securities:
U.S. government obligations	88,979	73,422
U.S. agency and agency mortgage-backed securities	59,143	55,750
Non-U.S. sovereign obligations[2]	31,157	19,424
Other investment grade securities	2,750	3,106
Total	$226,322	$192,660

1.	Primarily included in Cash and due from banks and Interest bearing deposits with banks in the balance sheets.
2.	Non-U.S. sovereign obligations are primarily composed of unencumbered Japanese, U.K., German, Brazilian and French government obligations.

GLR Managed by Bank and Non-Bank Legal Entities

	At June 30, 2018	At December 31, 2017	Average Daily Balance Three Months Ended
$ in millions			June 30, 2018
Bank legal entities
Domestic	$76,667	$70,364	$70,962
Foreign	4,365	4,756	4,144
Total Bank legal entities	81,032	75,120	75,106
Non-Bank legal entities
Domestic:
Parent Company	63,401	41,642	55,887
Non-Parent Company	31,652	35,264	32,307
Total Domestic	95,053	76,906	88,194
Foreign	50,237	40,634	50,650
Total Non-Bank legal entities	145,290	117,540	138,844
Total	$226,322	$192,660	$213,950

Regulatory Liquidity Framework

Liquidity Coverage Ratio

We and our U.S. Bank Subsidiaries are subject to the LCR requirements including a requirement to calculate each entity’s LCR on each business day. The requirements are designed to ensure that banking organizations have sufficient HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations. Based on our daily calculations, we and our U.S. Bank Subsidiaries are compliant with the minimum required LCR of 100%.

The Firm’s calculations are based on our current understanding of the LCR and other factors, which may be subject to change as we receive additional clarification and implementation guidance from regulators relating to the LCR, and as the interpretation of the LCR evolves over time.

HQLA by Type of Asset and LCR

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2018	March 31, 2018
HQLA
Cash deposits with central banks	$38,456	$33,350
Securities[1]	128,268	125,015
Total	$166,724	$158,365
LCR	128%	121%

1.	Primarily includes U.S. Treasuries; U.S. agency mortgage-backed securities; sovereign bonds; investment grade corporate bonds; and publicly traded common equities.

The increase in the LCR in the current quarter is due to increased HQLA resulting from changes in the composition of assets within the Institutional Securities business segment.

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

21	June 2018 Form 10-Q

Management’s Discussion and Analysis

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

At June 30, 2018 and December 31, 2017, the weighted average maturity of our secured financing of less liquid assets was greater than 120 days.

Unsecured Financing

For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2017 Form 10-K.

Deposits

$ in millions	At June 30, 2018	At December 31, 2017
Savings and demand deposits:
Brokerage sweep deposits[1]	$130,698	$135,946
Savings and other	9,038	8,541
Total Savings and demand deposits	139,736	144,487
Time deposits[2]	33,066	14,949
Total	$172,802	$159,436

1.	Represents balances swept from client brokerage accounts.
2.	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the financial statements).

Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits at June 30, 2018 increased compared with December 31, 2017, primarily driven by increases in Time deposits and Savings and other deposits, partially offset by a reduction in Brokerage sweep deposits due to client deployment of cash into investments and typical seasonal client tax payments. In the current quarter we initiated a redesign of our Brokerage sweep deposit program, resulting in approximately $10 billion in incremental deposits in higher balance accounts, which partially offset the reductions noted since December 31, 2017. As we make additional adjustments in the third quarter of 2018, we anticipate a similar amount of incremental deposits.

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

June 2018 Form 10-Q	22

Management’s Discussion and Analysis

Borrowings by Remaining Maturity at June 30, 20181

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$2,329	$2,329
Original maturities greater than one year
2018	$3,652	$2,436	$6,088
2019	21,497	4,095	25,592
2020	18,781	2,400	21,181
2021	21,294	2,984	24,278
2022	14,969	1,874	16,843
Thereafter	80,964	14,969	95,933
Total	$161,157	$28,758	$189,915
Total Borrowings	$161,157	$31,087	$192,244
Maturities over next 12 months[2]			$17,330

1.	Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.	Includes only borrowings with original maturities greater than one year.

Borrowings of $192,244 million as of June 30, 2018 remained relatively unchanged compared with $192,582 million at December 31, 2017.

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

Parent Company and MSBNA Senior Unsecured Ratings at July 31, 2018

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

Incremental Collateral or Terminating Payments upon Potential Future Rating Downgrade

$ in millions	At June 30, 2018	At December 31, 2017
One-notch downgrade	$828	$822
Two-notch downgrade	596	596

While certain aspects of a credit rating downgrade are quantifiable pursuant to contractual provisions, the impact it would have on our business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among others, the magnitude of the downgrade, the rating relative to peers, the

23	June 2018 Form 10-Q

Management’s Discussion and Analysis

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

Common Stock

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Repurchases of common stock under our share repurchase program	$1,250	$500	$2,500	$1,250

From time to time we repurchase our outstanding common stock, including as part of our share repurchase program. On April 18, 2018, we entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”) whereby MUFG sells shares of the Firm’s common stock to us, as part of our share repurchase program. The sales plan, which began to be executed in the current quarter, is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Board of Governors of the Federal Reserve System (“Federal Reserve”) and will have no impact on the strategic alliance between MUFG and us, including the joint ventures in Japan. For a description of our share repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds.”

For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

Common Stock Dividend Announcement

Announcement date	July 18, 2018
Amount per share	$0.30
Date to be paid	August 15, 2018
Shareholders of record as of	July 31, 2018

Preferred Stock

Preferred Stock Dividend Announcement

Announcement date	June 15, 2018
Date paid	July 16, 2018
Shareholders of record as of	June 29, 2018

For additional information on common and preferred stock, see Note 14 to the financial statements.

Regulatory Requirements

Regulatory Capital Framework

We are a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and are subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for us, including “well-capitalized” standards, and evaluates our compliance with such capital requirements. The OCC establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, see Note 13 to the financial statements.

Regulatory capital requirements established by the Federal Reserve are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).

Regulatory Capital Requirements

We are required to maintain minimum risk-based and leverage-based capital ratios under the regulatory capital requirements. For more information on our regulatory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2017 Form 10-K.

Risk-based Regulatory Capital.    Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Certain adjustments to and deductions from capital are required for purposes of determining these ratios, such as goodwill, intangible assets, certain deferred tax assets, other amounts in AOCI and investments in the capital instruments of unconsolidated financial institutions.

June 2018 Form 10-Q	24

Management’s Discussion and Analysis

In addition to the minimum risk-based capital ratio requirements, by 2019 we will be subject to the following buffers:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 G-SIB capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 CCyB, currently set by U.S. banking agencies at zero.

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

Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). At June 30, 2018 and December 31, 2017, our ratios are based on the Standardized Approach rules.

Effective January 1, 2019, Common Equity Tier 1 capital, Tier 1 capital and Total capital requirements, inclusive of buffers, will increase to 10.0%, 11.5%, and 13.5%, respectively.

See “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein for additional capital requirements effective January 1, 2019.

Leverage-based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. The SLR became effective as a capital standard on January 1, 2018. We are required to maintain a Tier 1 SLR of 3% as well as an enhanced SLR capital buffer of at least 2% (for a total of at least 5%) in order to avoid potential limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers.

Regulatory Capital Ratios

	At June 30, 2018
		Fully Phased-In
$ in millions	Required Ratio	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$61,352	$61,352
Tier 1 capital		70,017	70,017
Total capital		79,681	79,425
Total RWA		387,414	369,383
Common Equity Tier 1 capital ratio	8.6%	15.8%	16.6%
Tier 1 capital ratio	10.1%	18.1%	19.0%
Total capital ratio	12.1%	20.6%	21.5%
Leverage-based capital
Adjusted average assets[1]		$852,726	N/A
Tier 1 leverage ratio	4.0%	8.2%	N/A
Supplementary leverage exposure[2]		N/A	1,096,953
SLR	5.0%	N/A	6.4%

	At December 31, 2017
		Transitional[3]		Pro Forma Fully Phased-In
$ in millions	Required Ratio	Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity
Tier 1 capital		$61,134	$61,134	$60,564	$60,564
Tier 1 capital		69,938	69,938	69,120	69,120
Total capital		80,275	80,046	79,470	79,240
Total RWA		369,578	350,212	377,241	358,324
Common Equity Tier 1 capital ratio	7.3%	16.5%	17.5%	16.1%	16.9%
Tier 1 capital ratio	8.8%	18.9%	20.0%	18.3%	19.3%
Total capital ratio	10.8%	21.7%	22.9%	21.1%	22.1%
Leverage-based capital
Adjusted average assets[1]		$842,270	N/A	$841,756	N/A
Tier 1 leverage ratio	4.0%	8.3%	N/A	8.2%	N/A
Supplementary leverage exposure[2]		N/A	1,082,683	N/A	1,082,170
Pro forma SLR	5.0%	N/A	6.5%	N/A	6.4%

1.

Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the current quarter and the quarter ended December 31, 2017, adjusted for disallowed goodwill, intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other capital deductions.

2.

Supplementary leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily (i) potential future exposure for derivative exposures, gross-up for cash collateral netting where qualifying criteria are not met, and the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.

3.	Regulatory compliance was determined based on capital ratios calculated under transitional rules until December 31, 2017.

At December 31, 2017, the pro forma fully phased-in estimated amounts and the pro forma estimated SLR utilized fully phased-in Tier 1 capital, including the fully phased-in Tier 1 capital deductions that applied beginning January 1, 2018. These pro forma fully phased-in estimates were

25	June 2018 Form 10-Q

Management’s Discussion and Analysis

non-GAAP financial measures as the related capital rules were not yet effective at December 31, 2017. These estimates were based on our understanding of the capital rules and other factors at the time.

Regulatory compliance was determined based on capital ratios including regulatory capital and RWA calculated under the transitional rules until December 31, 2017. The regulatory capital analyses in the following tables are presented using pro forma fully phased-in estimates as of December 31, 2017, which are equivalent to amounts calculated as of June 30, 2018.

Fully Phased-In Regulatory Capital

$ in millions	At June 30, 2018	At December 31, 2017[1]
Common Equity Tier 1 capital
Common stock and surplus	$11,824	$14,354
Retained earnings	61,835	57,577
AOCI	(3,070)	(3,060)
Regulatory adjustments and deductions:
Net goodwill	(6,682)	(6,599)
Net intangible assets (other than goodwill and mortgage servicing assets)	(2,329)	(2,446)
Other adjustments and deductions[2]	(226)	738
Total Common Equity Tier 1 capital	$61,352	$60,564
Additional Tier 1 capital
Preferred stock	$8,520	$8,520
Noncontrolling interests	501	415
Other adjustments and deductions	(1)	(23)
Additional Tier 1 capital	$9,020	$8,912
Deduction for investments in covered funds	(355)	(356)
Total Tier 1 capital	$70,017	$69,120
Standardized Tier 2 capital
Subordinated debt	$9,141	$9,839
Noncontrolling interests	118	98
Eligible allowance for credit losses	444	423
Other adjustments and deductions	(39)	(10)
Total Standardized Tier 2 capital	$9,664	$10,350
Total Standardized capital	$79,681	$79,470
Advanced Tier 2 capital
Subordinated debt	$9,141	$9,839
Noncontrolling interests	118	98
Eligible credit reserves	188	193
Other adjustments and deductions	(39)	(10)
Total Advanced Tier 2 capital	$9,408	$10,120
Total Advanced capital	$79,425	$79,240

Fully Phased-In Regulatory Capital Rollforward

$ in millions	Six Months Ended June 30, 2018
Common Equity Tier 1 capital
Common Equity Tier 1 capital at December 31, 2017[1]	$60,564
Change related to the following items:
Value of shareholders’ common equity	1,718
Net goodwill	(83)
Net intangible assets (other than goodwill and mortgage servicing assets)	117
Other adjustments and deductions[2]	(964)
Common Equity Tier 1 capital at June 30, 2018	$61,352
Additional Tier 1 capital
Additional Tier 1 capital at December 31, 2017[1]	$8,912
Change related to the following items:
Noncontrolling interests	86
Other adjustments and deductions	22
Additional Tier 1 capital at June 30, 2018	9,020
Deduction for investments in covered funds at December 31, 2017[1]	(356)
Change in deduction for investments in covered funds	1
Deduction for investments in covered funds at June 30, 2018	(355)
Tier 1 capital at June 30, 2018	$70,017
Standardized Tier 2 capital
Tier 2 capital at December 31, 2017[1]	$10,350
Change related to the following items:
Eligible allowance for credit losses	21
Other changes, adjustments and deductions[3]	(707)
Standardized Tier 2 capital at June 30, 2018	$9,664
Total Standardized capital at June 30, 2018	$79,681
Advanced Tier 2 capital
Tier 2 capital at December 31, 2017[1]	$10,120
Change related to the following items:
Eligible credit reserves	(5)
Other changes, adjustments and deductions[3]	(707)
Advanced Tier 2 capital at June 30, 2018	$9,408
Total Advanced capital at June 30, 2018	$79,425

1.	The pro forma fully phased-in estimates as of December 31, 2017 are non-GAAP financial measures as the related capital rules were not yet effective at December 31, 2017.
2.

Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital include credit spread premium over risk-free rate for derivative liabilities, net deferred tax assets, net after-tax DVA and adjustments related to AOCI.

3.	Other changes, adjustments and deductions used in the calculations of Standardized and Advanced Tier 2 capital include changes in subordinated debt and noncontrolling interests.

June 2018 Form 10-Q	26

Management’s Discussion and Analysis

Fully Phased-In RWA Rollforward

	Six Months Ended June 30, 2018[1]
$ in millions	Standardized		Advanced
Credit risk RWA
Balance at December 31, 2017[2]		$301,946	$170,754
Change related to the following items:
Derivatives		(1,584)	2,153
Securities financing transactions		2,558	1,120
Securitizations		(599)	(2,103)
Investment securities		(435)	384
Commitments, guarantees and loans		16,870	19,132
Cash		783	420
Equity investments		1,824	1,933
Other credit risk[3]		685	901
Total change in credit risk RWA		$20,102	$23,940
Balance at June 30, 2018		$322,048	$194,694
Market risk RWA
Balance at December 31, 2017[2]		$75,295	$74,907
Change related to the following items:
Regulatory VaR		435	435
Regulatory stressed VaR		(2,634)	(2,634)
Incremental risk charge		1,986	1,986
Comprehensive risk measure		(2,035)	(1,752)
Specific risk:
Non-securitizations		(3,018)	(3,018)
Securitizations		(4,663)	(4,663)
Total change in market risk RWA		$(9,929)	$(9,646)
Balance at June 30, 2018		$65,366	$65,261
Operational risk RWA
Balance at December 31, 2017[2]	$	N/A	$112,663
Change in operational risk RWA		N/A	(3,235)
Balance at June 30, 2018	$	N/A	$109,428
Total RWA		$387,414	$369,383

Regulatory VaR—VaR for regulatory capital requirements

1.	The RWA for each category in the table reflects both on- and off-balance sheet exposures, where appropriate.
2.	The pro forma fully phased-in estimates as of December 31, 2017 are non-GAAP financial measures as the related capital rules were not yet effective at December 31, 2017.
3.	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.

Credit risk RWA increased in the current year period under the Standardized and Advanced Approaches primarily due to increased exposures in corporate lending within the Institutional Securities business segment.

Market risk RWA decreased in the current year period under the Standardized and Advanced Approaches primarily due to decreases in both securitization and non-securitization standardized specific risk charges driven by reduced exposures in residential mortgage-backed securities and equity derivatives, respectively.

The decrease in operational risk RWA under the Advanced Approach in the current year period reflects a continued reduction in the frequency and magnitude of internal losses related to transactional execution and litigation utilized in the operational risk capital model.

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

We submitted our 2018 Capital Plan (“Capital Plan”) and company-run stress test results to the Federal Reserve on April 5, 2018. On June 21, 2018, the Federal Reserve published summary results of the Dodd-Frank Act supervisory stress tests of each large BHC, including us.

27	June 2018 Form 10-Q

Management’s Discussion and Analysis

On June 28, 2018, the Federal Reserve published summary results of CCAR and we received a conditional non-objection to our Capital Plan, where the only condition was that our capital distributions not exceed the greater of the actual distributions we made over the previous four calendar quarters or the annualized average of actual distributions over the previous eight calendar quarters. Our 2018 Capital Plan includes the repurchase of up to $4.7 billion of outstanding common stock for the period beginning July 1, 2018 through June 30, 2019, and an increase in our quarterly common stock dividend to $0.30 per share from the current $0.25 per share, beginning with the common stock dividend announced on July 18, 2018. The total amount of expected 2018 capital distributions is consistent with the $6.8 billion of actual dividends and gross share repurchases included in our 2017 Capital Plan. We disclosed a summary of the results of our company-run stress tests on June 21, 2018 on our Investor Relations website. In addition, we must submit the results of our mid-cycle company-run stress test to the Federal Reserve by October 5, 2018 and disclose a summary of the results between October 5, 2018 and November 4, 2018.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), which was enacted on May 24, 2018, modifies certain aspects of the stress-testing process applicable to BHCs, including us. The Federal Reserve has not yet taken actions to modify its stress-testing rules applicable to us in response to EGRRCPA, which becomes effective, in relevant part, in November 2019.

Each of our U.S. Bank Subsidiaries is also currently required to conduct an annual stress test. MSBNA and MSPBNA submitted their 2018 annual company-run stress tests to the OCC on April 5, 2018 and published a summary of their stress test results on June 21, 2018.

EGRRCPA also eliminates the statutory requirement for banks with less than $250 billion of total assets, which includes both of our U.S. Bank Subsidiaries, to conduct stress-testing, effective November 2019. The OCC provided guidance in July 2018 that MSPBNA, as a national bank with less than $100 billion of total consolidated assets, would be immediately exempted from company-run stress-testing requirements.

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

The Required Capital framework is a risk-based and leverage use-of-capital measure, which is compared with our regulatory capital to ensure that we maintain an amount of going concern capital after absorbing potential losses from stress events, where applicable, at a point in time. We define the difference between our total average common equity and the sum of the average common equity amounts allocated to our business segments as Parent Company common equity. We generally hold Parent Company common equity for prospective regulatory requirements, organic growth, acquisitions and other capital needs.

The estimation and attribution of common equity to the business segments are based on the fully phased-in regulatory capital rules. The amount of capital allocated to the business segments is generally set at the beginning of each year and remains fixed throughout the year until the next annual reset unless a significant business change occurs (e.g., acquisition or disposition). Differences between available and Required Capital are attributed to Parent Company common equity during the year.

The Required Capital framework is expected to evolve over time in response to changes in the business and regulatory environment, for example, to incorporate changes in stress testing or enhancements to modeling techniques. We will continue to evaluate the framework with respect to the impact of future regulatory requirements, as appropriate.

Average Common Equity Attribution1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2018	2017	2018	2017
Institutional Securities	$40.8	$40.2	$40.8	$40.2
Wealth Management	16.8	17.2	16.8	17.2
Investment Management	2.6	2.4	2.6	2.4
Parent Company	9.7	10.1	9.2	9.7
Total	$69.9	$69.9	$69.4	$69.5

1.	Average common equity is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.

Resolution and Recovery Planning

Pursuant to the Dodd-Frank Act, we are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure.

June 2018 Form 10-Q	28

Management’s Discussion and Analysis

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

In addition, on July 1, 2018, MSBNA and MSPBNA each submitted to the FDIC a resolution plan that describes its strategy for a rapid and orderly resolution in the event of its material financial distress or failure.

For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” and “Risk Factors—Legal, Regulatory and Compliance Risk” in the 2017 Form 10-K.

Regulatory Developments

Single-Counterparty Credit Limits

On June 14, 2018, the Federal Reserve finalized rules that establish single-counterparty credit limits (“SCCL”) for large banking organizations. U.S. G-SIBs, including us, are subject to a limit of 15% of Tier 1 capital for aggregate net credit exposures to any “major counterparty” (defined to include other U.S. G-SIBs, foreign G-SIBs, and nonbank systemically important financial institutions supervised by the Federal Reserve). In addition, we are subject to a limit of 25% of Tier 1 capital for aggregate net credit exposures to any other unaffiliated counterparty. We must comply with the final SCCL rules beginning on January 1, 2020.

Volcker Rule

The Volcker Rule prohibits “banking entities,” including us and our affiliates, from engaging in certain “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making activities, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” with a number of exemptions and exclusions.

On June 5, 2018, the Federal Reserve and the other federal financial regulatory agencies responsible for the Volcker Rule’s implementing regulations released an interagency proposal that would revise certain elements of the Volcker Rule regulations. The proposed changes focus on proprietary trading, including the metrics reporting requirements and certain requirements imposed in connection with permitted market making, underwriting and risk-mitigating hedging activities, including market-making in and underwriting of covered funds. The impact of this proposal on us will not be known with certainty until final rules are issued. For more information about the Volcker Rule, see “Business—Supervision and Regulation—Activities Restrictions under the Volcker Rule” in the 2017 Form 10-K.

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

29	June 2018 Form 10-Q

Management’s Discussion and Analysis

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

As part of the same proposal, the Federal Reserve and the OCC also proposed to align the well-capitalized SLR standard applicable to our U.S. Bank Subsidiaries with the proposed enhanced SLR buffer applicable to us. Under the proposal, the well-capitalized SLR requirement for our U.S. Bank Subsidiaries would change from the current 6% to 3% plus 50% of our current Common Equity Tier 1 G-SIB capital surcharge, for a total well-capitalized SLR requirement of 4.5%, assuming that our G-SIB capital surcharge remains the same when the proposal becomes effective.

Proposed Regulatory Capital Adjustments Related to Implementation of the Current Expected Credit Losses Methodology

On April 17, 2018, the U.S. banking agencies issued a proposal to revise the regulatory capital framework applicable to banking organizations, including us and our U.S. Bank Subsidiaries, to address the new accounting standard for credit losses, known as a CECL methodology. For a further discussion of CECL, see “Accounting Development Updates—Financial Instruments—Credit Losses” herein.

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

U.S. Department of Labor Conflict of Interest Rule and SEC Standards of Conduct for Investment Professionals

The U.S. DOL’s final Conflict of Interest Rule under ERISA went into effect on June 9, 2017. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the Conflict of Interest Rule and accompanying exemptions in their entirety. On June 22, 2018, the Court issued the mandate that makes effective its decision to vacate the rule.

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

June 2018 Form 10-Q	30

Management’s Discussion and Analysis

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

31	June 2018 Form 10-Q

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

The following table presents the Management VaR for the Trading portfolio. To further enhance the transparency of the traded market risk, the Credit Portfolio VaR has been disclosed as a separate category from the Primary Risk Categories. The Credit Portfolio includes counterparty CVA and related hedges, as well as loans that are carried at fair value and associated hedges.

Trading Risks

95%/One-Day Management VaR

	Three Months Ended June 30, 2018
$ in millions	Period End	Average	High		Low
Interest rate and credit spread	$32	$35	$43		$29
Equity price	13	14	17		12
Foreign exchange rate	11	9	12		7
Commodity price	8	9	12		7
Less: Diversification benefit[1,2]	(25)	(26)	N/	A	N/	A
Primary Risk Categories	$39	$41	$51		$35
Credit Portfolio	14	11	14		9
Less: Diversification benefit[1,2]	(10)	(8)	N/	A	N/	A
Total Management VaR	$43	$44	$54		$38

	Three Months Ended March 31, 2018
$ in millions	Period End	Average	High		Low
Interest rate and credit spread	$41	$35	$46		$30
Equity price	16	14	17		11
Foreign exchange rate	10	9	13		7
Commodity price	10	9	11		7
Less: Diversification benefit[1,2]	(27)	(25)	N/	A	N/	A
Primary Risk Categories	$50	$42	$51		$36
Credit Portfolio	11	10	11		9
Less: Diversification benefit[1,2]	(7)	(6)	N/	A	N/	A
Total Management VaR	$54	$46	$55		$40

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

Average total Management VaR and average Management VaR for the Primary Risk Categories of $44 million and $41 million, respectively, decreased from the three-months ended March 31, 2018, primarily as a result of lower market volatility and increased diversification benefit.

June 2018 Form 10-Q	32

Risk Disclosures

Distribution of VaR Statistics and Net Revenues.    One method of evaluating the reasonableness of our VaR model as a measure of our potential volatility of net revenues is to compare VaR with corresponding actual trading revenues. Assuming no intraday trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model would be questioned.

We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There were no days in the current year period on which trading losses exceeded VaR.

The distribution of VaR statistics and net revenues is presented in the following histograms for the Total Trading populations.

Total Trading.    As shown in the 95%/One-Day Management VaR table, the average 95%/one-day total Management VaR for the current quarter was $44 million. The following histogram presents the distribution of the daily 95%/one-day total Management VaR for the current quarter.

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

Exposure Related to Our Own Credit Spread.

Credit Spread Risk Sensitivity1

$ in millions	At June 30, 2018	At March 31, 2018
Derivatives	$6	$6
Funding liabilities[2]	32	31

1.	Amounts represent the increase in value for each 1 bps widening of our credit spread.
2.	Relates to structured note liabilities carried at fair value.

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

33	June 2018 Form 10-Q

Risk Disclosures

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At June 30, 2018	At March 31, 2018
Basis point change
+200	$531	$438
+100	273	226
-100	(489)	(464)

We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between June 30, 2018 and March 31, 2018 is related to overall changes in our asset-liability profile and higher market rates.

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

Investments Sensitivity, Including Related Performance Fees

	Loss from 10% Decline
$ in millions	At June 30, 2018	At March 31, 2018
Investments related to Investment
Management activities	$301	$321
Other investments:
MUMSS	164	172
Other Firm investments	181	187

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

Loans and Lending Commitments

	At June 30, 2018
$ in millions	IS	WM	IM1	Total
Corporate loans	$16,689	$15,688	$5	$32,382
Consumer loans	—	27,954	—	27,954
Residential real estate loans	—	26,405	—	26,405
Wholesale real estate loans	9,866	—	—	9,866
Loans held for investment, gross of allowance	26,555	70,047	5	96,607
Allowance for loan losses	(202)	(39)	—	(241)
Loans held for investment, net of allowance	26,353	70,008	5	96,366
Corporate loans	13,366	—	—	13,366
Residential real estate loans	1	29	—	30
Wholesale real estate loans	2,351	—	—	2,351
Loans held for sale	15,718	29	—	15,747
Corporate loans	8,730	—	22	8,752
Residential real estate loans	1,334	—	—	1,334
Wholesale real estate loans	2,703	—	1,130	3,833
Loans held at fair value	12,767	—	1,152	13,919
Total loans	54,838	70,037	1,157	126,032
Lending commitments[2,3]	112,833	10,706	173	123,712
Total loans and lending commitments[2,3]	$167,671	$80,743	$1,330	$249,744

June 2018 Form 10-Q	34

Risk Disclosures

	At December 31, 2017
$ in millions	IS	WM	IM	Total
Corporate loans	$15,332	$14,417	$5	$29,754
Consumer loans	—	26,808	—	26,808
Residential real estate loans	—	26,635	—	26,635
Wholesale real estate loans	9,980	—	—	9,980
Loans held for investment, gross of allowance	25,312	67,860	5	93,177
Allowance for loan losses	(182)	(42)	—	(224)
Loans held for investment, net of allowance	25,130	67,818	5	92,953
Corporate loans	9,456	—	—	9,456
Residential real estate loans	1	34	—	35
Wholesale real estate loans	1,682	—	—	1,682
Loans held for sale	11,139	34	—	11,173
Corporate loans	8,336	—	22	8,358
Residential real estate loans	799	—	—	799
Wholesale real estate loans	1,579	—	—	1,579
Loans held at fair value	10,714	—	22	10,736
Total loans	46,983	67,852	27	114,862
Lending commitments[2,3]	92,588	9,481	—	102,069
Total loans and lending commitments[2,3]	$139,571	$77,333	$27	$216,931

1.

Investment Management business segment loans are entered into in conjunction with certain investment advisory activities. The increase in fair value loans in the current year period is a result of the consolidation of a fund managed by Mesa West Capital, LLC that primarily invests in commercial real estate loans with remaining maturities of less than 5 years.

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

Total loans and lending commitments increased by approximately $33 billion in the current year period, primarily due to increases in corporate loan commitments within the Institutional Securities business segment.

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

Allowance for Loans and Lending Commitments Held for Investment

$ in millions	At June 30, 2018	At December 31, 2017
Loans	$241	$224
Lending commitments	202	198
Total allowance for loans and lending commitments	$443	$422

The aggregate allowance for loans and lending commitment losses increased during the current year period, primarily due to overall portfolio changes and qualitative and environmental factors impacting the inherent allowance within the Institutional Securities business segment. See Note 7 to the financial statements for further information.

Status of Loans Held for Investment

	At June 30, 2018		At December 31, 2017
	IS	WM	IS	WM
Current	99.6%	99.9%	99.5%	99.9%
Nonaccrual[1]	0.4%	0.1%	0.5%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Institutional Securities

In connection with certain Institutional Securities business segment activities, we provide loans and lending commitments to a diverse group of corporate and other institutional clients. These activities include originating and purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending and financing extended to equities and commodities customers and municipalities. These loans and lending commitments may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged by us.

We also participate in securitization activities, whereby we extend short-term or long-term funding to clients through loans and lending commitments that are secured by the assets of the borrower and generally provide for over-collateralization, including commercial real estate loans, loans secured by loan pools, corporate loans and secured lines of revolving credit. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. See Note 12 to the financial statements for information about our securitization activities. In addition, the Firm monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 6 to the financial statements for additional information about our collateralized transactions.

35	June 2018 Form 10-Q

Risk Disclosures

Institutional Securities Loans and Lending Commitments1

	At June 30, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$—	$472	$—	$20	$492
A	712	2,465	1,313	412	4,902
BBB	3,465	6,811	4,690	1,257	16,223
NIG	6,996	11,124	8,824	3,526	30,470
Unrated[2]	140	124	133	2,354	2,751
Total loans	11,313	20,996	14,960	7,569	54,838
Lending commitments
AAA	—	165	—	—	165
AA	3,293	1,037	2,950	350	7,630
A	4,243	17,434	8,165	765	30,607
BBB	2,150	16,094	17,867	728	36,839
NIG	1,691	10,865	14,057	10,928	37,541
Unrated[2]	1	—	21	29	51
Total lending commitments	11,378	45,595	43,060	12,800	112,833
Total exposure	$22,691	$66,591	$58,020	$20,369	$167,671

	At December 31, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$14	$503	$30	$5	$552
A	1,608	1,710	1,235	693	5,246
BBB	2,791	6,558	3,752	646	13,747
NIG	4,760	12,311	4,480	3,245	24,796
Unrated[2]	243	291	621	1,487	2,642
Total loans	9,416	21,373	10,118	6,076	46,983
Lending commitments
AAA	—	165	—	—	165
AA	3,745	1,108	3,002	—	7,855
A	3,769	5,533	11,774	197	21,273
BBB	3,987	12,345	16,818	1,095	34,245
NIG	4,159	9,776	12,279	2,698	28,912
Unrated[2]	9	40	42	47	138
Total lending commitments	15,669	28,967	43,915	4,037	92,588
Total exposure	$25,085	$50,340	$54,033	$10,113	$139,571

NIG–Non-investment grade

1.	Obligor credit ratings are determined by the Credit Risk Management department.
2.

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of Market Risk. For a further discussion of our Market Risk, see “Quantitative and Qualitative Disclosures about Market Risk—Market Risk” herein.

Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At June 30, 2018	At December 31, 2017
Industry
Financials	$30,994	$22,112
Real estate	28,729	28,426
Industrials	15,256	11,090
Consumer discretionary	14,252	11,555
Information technology	13,645	11,862
Consumer Staples	10,924	8,315
Healthcare	10,909	9,956
Utilities	10,187	9,592
Insurance	9,888	4,739
Energy	9,720	10,233
Telecommunications services	5,767	4,172
Materials	5,398	5,069
Other	2,002	2,450
Total	$167,671	$139,571

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

Relationship-based Lending Hedges—Notional Amounts

$ in billions	At June 30, 2018	At December 31, 2017
Single-name and index CDS	$13.5	$16.6

Event-Driven Loans and Lending Commitments

	At June 30, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$1,773	$838	$1,803	$1,867	$6,281
Lending commitments	613	14,514	2,737	5,018	22,882
Total loans and lending commitments	$2,386	$15,352	$4,540	$6,885	$29,163

	At December 31, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$1,458	$1,058	$639	$2,012	$5,167
Lending commitments	1,272	3,206	2,091	1,874	8,443
Total loans and lending commitments	$2,730	$4,264	$2,730	$3,886	$13,610

June 2018 Form 10-Q	36

Risk Disclosures

Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization and project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans. The increase in event-driven lending commitments in the current year period is primarily due to an increase in held-for-sale commitments driven by client M&A transactions.

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

Wealth Management Loans and Lending Commitments

	At June 30, 2018
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans[1]	$36,299	$4,485	$1,642	$1,195	$43,621
Residential real estate loans	—	27	6	26,383	26,416
Total loans	$36,299	$4,512	$1,648	$27,578	$70,037
Lending commitments	8,596	1,735	99	276	10,706
Total loans and lending commitments	$44,895	$6,247	$1,747	$27,854	$80,743

	At December 31, 2017
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans[1]	$34,389	$3,687	$1,899	$1,231	$41,206
Residential real estate loans	—	24	15	26,607	26,646
Total loans	$34,389	$3,711	$1,914	$27,838	$67,852
Lending commitments	7,253	1,827	120	281	9,481
Total loans and lending commitments	$41,642	$5,538	$2,034	$28,119	$77,333

1.	The Liquidity Access Line platform had an outstanding loan balance of $33.4 billion and $32.2 billion at June 30, 2018 and December 31, 2017, respectively.

For the current year period, loans and lending commitments associated with the Wealth Management business segment lending activities increased by approximately 4%, primarily due to growth in securities-based lending and other loans.

Lending Activities Included in Customer and Other Receivables

Margin Loans

	At June 30, 2018
$ in millions	IS	WM	Total
Net customer receivables representing margin loans	$21,026	$11,785	$32,811

	At December 31, 2017
$ in millions	IS	WM	Total
Net customer receivables representing margin loans	$19,977	$12,135	$32,112

The Institutional Securities and Wealth Management business segments provide margin lending arrangements which allow customers to borrow against the value of qualifying securities. Margin lending activities generally have minimal credit risk due to the value of collateral held and their short-term nature.

Employee Loans

$ in millions	At June 30, 2018	At December 31, 2017
Employee loans:
Balance	$3,564	$4,185
Allowance for loan losses	(74)	(77)
Balance, net	$3,490	$4,108
Repayment term range, in years	1 to 20	1 to 20

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

37	June 2018 Form 10-Q

Risk Disclosures

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

Counterparty Credit Rating and Remaining Contractual Maturity of OTC Derivative Assets at Fair Value

	Credit Rating
$ in millions	AAA	AA	A	BBB	NIG	Total
At June 30, 2018
< 1 year	$599	$7,435	$40,004	$14,284	$7,828	$70,150
1-3 years	739	3,785	23,108	8,246	6,507	42,385
3-5 years	760	2,579	14,910	4,951	2,638	25,838
Over 5 years	4,461	10,459	73,771	35,558	11,509	135,758
Total, gross	$6,559	$24,258	$151,793	$63,039	$28,482	$274,131
Counterparty Netting	(3,328)	(15,944)	(124,298)	(44,666)	(15,405)	(203,641)
Cash and Securities collateral	(2,918)	(6,066)	(23,179)	(12,924)	(9,401)	(54,488)
Total, net	$313	$2,248	$4,316	$5,449	$3,676	$16,002

	Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2017
< 1 year	$356	$5,302	$36,001	$11,577	$5,904	$59,140
1-3 years	558	4,118	23,137	8,887	4,827	41,527
3-5 years	702	3,183	15,577	5,489	4,879	29,830
Over 5 years	5,470	11,667	78,779	37,286	12,079	145,281
Total, gross	$7,086	$24,270	$153,494	$63,239	$27,689	$275,778
Counterparty Netting	(3,018)	(15,261)	(125,378)	(45,421)	(15,828)	(204,906)
Cash and Securities collateral	(3,188)	(6,785)	(23,257)	(12,844)	(9,123)	(55,197)
Total, net	$880	$2,224	$4,859	$4,974	$2,738	$15,675

1.	Prior period amounts have been revised to conform to the current presentation.

OTC Derivative Products at Fair Value, Net of Collateral, by Industry

$ in millions	At June 30, 2018	At December 31, 2017
Industry
Utilities	$4,670	$4,382
Financials	4,078	3,330
Energy	1,040	646
Industrials	965	1,124
Regional governments	899	1,005
Healthcare	733	882
Information technology	631	715
Not-for-profit organizations	553	703
Sovereign governments	548	1,084
Consumer discretionary	461	464
Real estate	320	374
Materials	303	329
Insurance	254	206
Consumer staples	228	161
Other	319	270
Total	$16,002	$15,675

For additional information on derivative instruments, including credit derivatives, see Note 4 to the financial statements.

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

Our sovereign exposures consist of financial instruments entered into with sovereign and local governments. Our non-sovereign exposures consist of financial instruments entered into primarily with corporations and financial institutions. The following table shows our 10 largest non-U.S. country risk net exposures at June 30, 2018. Index credit derivatives are included in the country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific

June 2018 Form 10-Q	38

Risk Disclosures

country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Top Ten Country Exposures at June 30, 2018

United Kingdom
$ in millions	Sovereigns	Non-sovereigns	Total
Net Inventory[1]	$562	$1,087	$1,649
Net Counterparty Exposure[2]	110	10,174	10,284
Loans	—	2,476	2,476
Lending Commitments	—	6,191	6,191
Exposure before Hedges	672	19,928	20,600
Hedges[3]	(356)	(1,619)	(1,975)
Net Exposure	$316	$18,309	$18,625
Japan
$ in millions	Sovereigns	Non-sovereigns	Total
Net Inventory[1]	$4,868	$301	$5,169
Net Counterparty Exposure[2]	77	3,575	3,652
Loans	—	—	—
Lending Commitments	—	—	—
Exposure before Hedges	4,945	3,876	8,821
Hedges[3]	(118)	(115)	(233)
Net Exposure	$4,827	$3,761	$8,588
Spain
$ in millions	Sovereigns	Non-sovereigns	Total
Net Inventory[1]	$(1,225)	$(98)	$(1,323)
Net Counterparty Exposure[2]	—	110	110
Loans	—	2,704	2,704
Lending Commitments	—	5,679	5,679
Exposure before Hedges	(1,225)	8,395	7,170
Hedges[3]	—	(189)	(189)
Net Exposure	$(1,225)	$8,206	$6,981
Germany

$ in millions	Sovereigns	Non-sovereigns	Total
Net Inventory[1]	$61	$439	$500
Net Counterparty Exposure[2]	519	1,941	2,460
Loans	—	1,310	1,310
Lending Commitments	—	3,629	3,629
Exposure before Hedges	580	7,319	7,899
Hedges[3]	(509)	(1,098)	(1,607)
Net Exposure	$71	$6,221	$6,292
Brazil

$ in millions	Sovereigns	Non-sovereigns	Total
Net Inventory[1]	$4,275	$85	$4,360
Net Counterparty Exposure[2]	—	312	312
Loans	—	73	73
Lending Commitments	—	320	320
Exposure before Hedges	4,275	790	5,065
Hedges[3]	(11)	(19)	(30)
Net Exposure	$4,264	$771	$5,035

Netherlands

$ in millions	Sovereigns	Non-sovereigns	Total
Net Inventory[1]	$(293)	$104	$(189)
Net Counterparty Exposure[2]	—	712	712
Loans	—	1,852	1,852
Lending Commitments	—	1,641	1,641
Exposure before Hedges	(293)	4,309	4,016
Hedges[3]	(20)	(264)	(284)
Net Exposure	$(313)	$4,045	$3,732
China

$ in millions	Sovereigns	Non-sovereigns	Total
Net Inventory[1]	$432	$765	$1,197
Net Counterparty Exposure[2]	203	147	350
Loans	—	1,241	1,241
Lending Commitments	—	657	657
Exposure before Hedges	635	2,810	3,445
Hedges[3]	(49)	(10)	(59)
Net Exposure	$586	$2,800	$3,386
France

$ in millions	Sovereigns	Non-sovereigns	Total
Net Inventory[1]	$(220)	$(115)	$(335)
Net Counterparty Exposure[2]	—	2,034	2,034
Loans	—	186	186
Lending Commitments	—	2,092	2,092
Exposure before Hedges	(220)	4,197	3,977
Hedges[3]	(50)	(671)	(721)
Net Exposure	$(270)	$3,526	$3,256
Canada

$ in millions	Sovereigns	Non-sovereigns	Total
Net Inventory[1]	$(500)	$214	$(286)
Net Counterparty Exposure[2]	32	1,869	1,901
Loans	—	58	58
Lending Commitments	—	1,433	1,433
Exposure before Hedges	(468)	3,574	3,106
Hedges[3]	—	(262)	(262)
Net Exposure	$(468)	$3,312	$2,844
Italy

$ in millions	Sovereigns	Non-sovereigns	Total
Net Inventory[1]	$1,286	$374	$1,660
Net Counterparty Exposure[2]	(8)	451	443
Loans	—	125	125
Lending Commitments	—	418	418
Exposure before Hedges	1,278	1,368	2,646
Hedges[3]	7	(76)	(69)
Net Exposure	$1,285	$1,292	$2,577

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

39	June 2018 Form 10-Q

Risk Disclosures

As a market maker, we may transact in CDS positions to facilitate client trading. Exposures related to single-name and index credit derivatives for those countries shown in the previous table were as follows:

Credit Derivatives Included in Net Inventory

$ in millions	At June 30, 2018
Gross purchased protection	$(78,476)
Gross written protection	76,933
Net exposure	$(1,543)

Net counterparty exposure shown in the Top Ten Country Exposures table above are net of the benefit of collateral received, which is typically composed of cash and government obligations.

Benefit of Collateral Received against Counterparty Credit Exposure

$ in millions		At June 30, 2018
Counterparty credit exposure	Collateral[1]
Germany	Belgium and Germany	$9,409
United Kingdom	U.K., U.S. and Japan	9,039
Other	Japan, France and Spain	15,213

1.	Collateral primarily consists of cash and government obligations.

Country Risk Exposures Related to the U.K. At June 30, 2018, our country risk exposures in the U.K. included net exposures of $18,625 million as shown in the Top Ten Country Exposures table, and overnight deposits of $6,236 million. The $18,309 million of exposures to non-sovereigns were diversified across both names and sectors. Of these exposures, $5,743 million were to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $5,076 million were to geographically diversified counterparties, and $6,454 million were to exchanges and clearinghouses.

Country Risk Exposures Related to Brazil. At June 30, 2018, our country risk exposures in Brazil included net exposures of $5,035 million as shown in the Top Ten Country Exposures table. Our sovereign net exposures in Brazil were principally in the form of local currency government bonds held onshore to support client activity. The $771 million of exposures to non-sovereigns were diversified across both names and sectors.

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

June 2018 Form 10-Q	40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of June 30, 2018, and the related condensed consolidated income statements and comprehensive income statements for the three-month and six-month periods ended June 30, 2018 and 2017, and the cash flow statements and statements of changes in total equity for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, New York

August 3, 2018

41	June 2018 Form 10-Q

Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2018	2017	2018	2017
Revenues
Investment banking	$1,793	$1,530	$3,427	$3,075
Trading	3,293	2,931	7,063	6,166
Investments	147	163	273	328
Commissions and fees	1,039	1,027	2,212	2,060
Asset management	3,189	2,902	6,381	5,669
Other	243	199	450	428
Total non-interest revenues	9,704	8,752	19,806	17,726
Interest income	3,294	2,106	6,154	4,071
Interest expense	2,388	1,355	4,273	2,549
Net interest	906	751	1,881	1,522
Net revenues	10,610	9,503	21,687	19,248
Non-interest expenses
Compensation and benefits	4,621	4,252	9,535	8,718
Occupancy and equipment	346	333	682	660
Brokerage, clearing and exchange fees	609	525	1,236	1,034
Information processing and communications	496	433	974	861
Marketing and business development	179	155	319	291
Professional services	580	561	1,090	1,088
Other	670	602	1,322	1,146
Total non-interest expenses	7,501	6,861	15,158	13,798
Income from continuing operations before income taxes	3,109	2,642	6,529	5,450
Provision for income taxes	640	846	1,354	1,661
Income from continuing operations	2,469	1,796	5,175	3,789
Income (loss) from discontinued operations, net of income taxes	(2)	(5)	(4)	(27)
Net income	$2,467	$1,791	$5,171	$3,762
Net income applicable to noncontrolling interests	30	34	66	75
Net income applicable to Morgan Stanley	$2,437	$1,757	$5,105	$3,687
Preferred stock dividends and other	170	170	263	260
Earnings applicable to Morgan Stanley common shareholders	$2,267	$1,587	$4,842	$3,427

Earnings per basic common share
Income from continuing operations	$1.32	$0.89	$2.80	$1.92
Income (loss) from discontinued operations	—	—	—	(0.01)
Earnings per basic common share	$1.32	$0.89	$2.80	$1.91

Earnings per diluted common share
Income from continuing operations	$1.30	$0.87	$2.75	$1.88
Income (loss) from discontinued operations	—	—	—	(0.01)
Earnings per diluted common share	$1.30	$0.87	$2.75	$1.87

Dividends declared per common share	$0.25	$0.20	$0.50	$0.40
Average common shares outstanding
Basic	1,720	1,791	1,730	1,796
Diluted	1,748	1,830	1,760	1,836

June 2018 Form 10-Q	42	See Notes to Consolidated Financial Statements

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Net income	$2,467	$1,791	$5,171	$3,762
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(192)	$12	$(75)	$162
Change in net unrealized gains (losses) on available-for-sale securities	(126)	108	(536)	192
Pension, postretirement and other	6	4	11	4
Change in net debt valuation adjustment	639	(183)	1,090	(174)
Total other comprehensive income (loss)	$327	$(59)	$490	$184
Comprehensive income	$2,794	$1,732	$5,661	$3,946
Net income applicable to noncontrolling interests	30	34	66	75
Other comprehensive income (loss) applicable to noncontrolling interests	(9)	(21)	63	29
Comprehensive income applicable to Morgan Stanley	$2,773	$1,719	$5,532	$3,842

See Notes to Consolidated Financial Statements	43	June 2018 Form 10-Q

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At June 30, 2018	At December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$30,176	$24,816
Interest bearing deposits with banks	18,707	21,348
Restricted cash	32,706	34,231
Trading assets at fair value ($168,810 and $169,735 were pledged to various parties)	266,438	298,282
Investment securities (includes $56,704 and $55,203 at fair value)	81,948	78,802
Securities purchased under agreements to resell	93,928	84,258
Securities borrowed	153,248	124,010
Customer and other receivables	61,714	56,187
Loans:
Held for investment (net of allowance of $241 and $224)	96,366	92,953
Held for sale	15,747	11,173
Goodwill	6,692	6,597
Intangible assets (net of accumulated amortization of $2,909 and $2,730)	2,332	2,448
Other assets	15,873	16,628
Total assets	$875,875	$851,733

Liabilities
Deposits (includes $285 and $204 at fair value)	$172,802	$159,436
Trading liabilities at fair value	139,359	131,295
Securities sold under agreements to repurchase (includes $788 and $800 at fair value)	50,650	56,424
Securities loaned	12,720	13,592
Other secured financings (includes $3,606 and $3,863 at fair value)	9,890	11,271
Customer and other payables	201,737	191,510
Other liabilities and accrued expenses	15,967	17,157
Borrowings (includes $50,350 and $46,912 at fair value)	192,244	192,582
Total liabilities	795,369	773,267

Commitments and contingent liabilities (see Note 11)

Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,749,653,071 and 1,788,086,805	20	20
Additional paid-in capital	23,454	23,545
Retained earnings	61,835	57,577
Employee stock trusts	2,829	2,907
Accumulated other comprehensive income (loss)	(3,070)	(3,060)
Common stock held in treasury at cost, $0.01 par value (289,240,908 and 250,807,174 shares)	(11,650)	(9,211)
Common stock issued to employee stock trusts	(2,829)	(2,907)
Total Morgan Stanley shareholders’ equity	79,109	77,391
Noncontrolling interests	1,397	1,075
Total equity	80,506	78,466
Total liabilities and equity	$875,875	$851,733

June 2018 Form 10-Q	44	See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Total Equity (Unaudited)

$ in millions	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$8,520	$20	$23,545	$57,577	$2,907	$(3,060)	$(9,211)	$(2,907)	$1,075	$78,466
Cumulative adjustment for accounting changes[1]	—	—	—	306	—	(437)	—	—	—	(131)
Net income applicable to Morgan Stanley	—	—	—	5,105	—	—	—	—	—	5,105
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	66	66
Dividends	—	—	—	(1,153)	—	—	—	—	—	(1,153)
Shares issued under employee plans	—	—	(91)	—	(78)	—	734	78	—	643
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(3,173)	—	—	(3,173)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	427	—	—	63	490
Other net increases	—	—	—	—	—	—	—	—	193	193
Balance at June 30, 2018	$8,520	$20	$23,454	$61,835	$2,829	$(3,070)	$(11,650)	$(2,829)	$1,397	$80,506

Balance at December 31, 2016	$7,520	$20	$23,271	$53,679	$2,851	$(2,643)	$(5,797)	$(2,851)	$1,127	$77,177
Cumulative adjustment for accounting changes[1]	—	—	45	(35)	—	—	—	—	—	10
Net income applicable to Morgan Stanley	—	—	—	3,687	—	—	—	—	—	3,687
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	75	75
Dividends	—	—	—	(1,006)	—	—	—	—	—	(1,006)
Shares issued under employee plans	—	—	(170)	—	94	—	815	(94)	—	645
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,709)	—	—	(1,709)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	155	—	—	29	184
Issuance of preferred stock	1,000	—	(6)	—	—	—	—	—	—	994
Other net decreases	—	—	—	—	—	—	—	—	(90)	(90)
Balance at June 30, 2017	$8,520	$20	$23,140	$56,325	$2,945	$(2,488)	$(6,691)	$(2,945)	$1,141	$79,967

1.	The cumulative adjustments relate to the adoption of certain accounting updates during the current and prior year periods. See Notes 2 and 14 for further information.

See Notes to Consolidated Financial Statements	45	June 2018 Form 10-Q

Consolidated Cash Flow Statements (Unaudited)

	Six Months Ended June 30,
$ in millions	2018	2017
Cash flows from operating activities
Net income	$5,171	$3,762
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from equity method investments	(54)	—
Stock-based compensation expense	526	518
Depreciation and amortization	907	889
(Release of) Provision for credit losses on lending activities	(29)	25
Other operating adjustments	72	(158)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	39,106	(18,797)
Securities borrowed	(29,238)	(1,486)
Securities loaned	(872)	1,018
Customer and other receivables and other assets	(9,279)	(6,144)
Customer and other payables and other liabilities	9,053	5,598
Securities purchased under agreements to resell	(9,670)	4,547
Securities sold under agreements to repurchase	(5,774)	(3,931)
Net cash provided by (used for) operating activities	(81)	(14,159)

Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(908)	(723)
Changes in loans, net	(4,560)	(5,326)
Investment securities:
Purchases	(12,388)	(8,418)
Proceeds from sales	2,231	13,533
Proceeds from paydowns and maturities	6,469	3,668
Other investing activities	(147)	(39)
Net cash provided by (used for) investing activities	(9,303)	2,695

Cash flows from financing activities
Net proceeds from (payments for):
Noncontrolling interests	(85)	(35)
Other secured financings	(2,275)	4,272
Deposits	13,366	(10,950)
Proceeds from:
Derivatives financing activities	—	73
Issuance of preferred stock, net of issuance costs	—	994
Issuance of Borrowings	28,234	33,522
Payments for:
Borrowings	(22,981)	(17,821)
Derivatives financing activities	—	(48)
Repurchases of common stock and employee tax withholdings	(3,173)	(1,709)
Cash dividends	(1,115)	(954)
Other financing activities	(145)	21
Net cash provided by (used for) financing activities	11,826	7,365
Effect of exchange rate changes on cash and cash equivalents	(1,248)	1,569
Net increase (decrease) in cash and cash equivalents	1,194	(2,530)
Cash and cash equivalents, at beginning of period	80,395	77,360
Cash and cash equivalents, at end of period	$81,589	$74,830

Cash and cash equivalents:
Cash and due from banks	$30,176	$25,008
Interest bearing deposits with banks	18,707	19,651
Restricted cash	32,706	30,171
Cash and cash equivalents, at end of period	$81,589	$74,830

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$3,934	$1,922
Income taxes, net of refunds	790	732

June 2018 Form 10-Q	46	See Notes to Consolidated Financial Statements

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

A description of the clients and principal products and services of each of the Firm’s business segments is as follows:

Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions, and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing, prime brokerage and market-making activities in equity and fixed income products, including foreign exchange and commodities. Lending services include originating and/or purchasing corporate loans, commercial and residential mortgage lending, asset-backed lending and financing extended to equities and commodities customers and municipalities. Other activities include investments and research.

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

47	June 2018 Form 10-Q

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

During the six months ended June 30, 2018 (“current year period”), there were no significant revisions to the Firm’s significant accounting policies, other than for Carried Interest and the accounting updates adopted.

Carried Interest

The Firm is entitled to receive performance-based fees (also referred to as incentive fees, and includes carried interest) when the return on assets under management exceeds certain benchmark returns or other performance targets. Beginning January 1, 2018, when the Firm earns carried interest from funds as specified performance thresholds are met, that carried interest and any related general or limited partner interest is accounted for under the equity method of accounting and measured based on the Firm’s claim on the NAV of the fund at the reporting date, taking into account the distribution terms applicable to the interest held. Performance-based fees in the form of carried interest considered equity method investments are therefore outside the scope of the policies for revenue from contracts with customers discussed below. See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

Accounting Updates Adopted

The Firm adopted the following accounting updates in the current year period. Prior period results are presented under previous policies. See Note 14 for a summary of the Retained earnings impacts of these and other minor adoptions effective in the current year period.

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

Underwriting revenues are generally recognized on trade date if there is no uncertainty or contingency related to the amount to be paid. Underwriting costs are deferred and recognized in the relevant non-interest expenses line items when the related underwriting revenues are recorded.

Advisory fees are recognized as advice is provided to the client, based on the estimated progress of work and when the revenue is not probable of a significant reversal. Advisory costs are recognized as incurred in the relevant non-interest expenses line items, including when reimbursed.

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

June 2018 Form 10-Q	48

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

Sales commissions paid by the Firm in connection with the sale of certain classes of shares of its open-end mutual fund products are accounted for as deferred commission assets and amortized to expense over the expected life of the contract. The Firm periodically tests deferred commission assets for recoverability based on cash flows expected to be received in future periods. Other asset management and distribution costs are recognized as incurred in the relevant non-interest expenses line items.

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

49	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

3. Fair Values

Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$25,629	$24,986	$—	$—	$50,615
Other sovereign government obligations	24,899	6,680	5	—	31,584
State and municipal securities	—	3,602	2	—	3,604
MABS	—	1,913	327	—	2,240
Loans and lending commitments[2]	—	6,996	6,923	—	13,919
Corporate and other debt	—	19,335	701	—	20,036
Corporate equities[3]	106,657	512	171	—	107,340
Derivative and other contracts:
Interest rate	953	166,598	1,118	—	168,669
Credit	—	5,414	406	—	5,820
Foreign exchange	88	65,440	67	—	65,595
Equity	862	44,608	1,177	—	46,647
Commodity and other	278	6,795	4,652	—	11,725
Netting[1]	(1,302)	(215,518)	(1,693)	(47,389)	(265,902)
Total derivative and other contracts	879	73,337	5,727	(47,389)	32,554
Investments[4]	519	411	941	—	1,871
Physical commodities	—	255	—	—	255
Total trading assets[4]	158,583	138,027	14,797	(47,389)	264,018
Investment securities—AFS	31,601	25,103	—	—	56,704
Intangible assets	—	3	—	—	3
Total assets at fair value	$190,184	$163,133	$14,797	$(47,389)	$320,725

	At June 30, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$248	$37	$—	$285
Trading liabilities:
U.S. Treasury and agency securities	15,625	26	—	—	15,651
Other sovereign government obligations	22,059	2,796	—	—	24,855
Corporate and other debt	—	8,370	1	—	8,371
Corporate equities[3]	62,807	809	24	—	63,640
Derivative and other contracts:
Interest rate	1,105	152,302	551	—	153,958
Credit	—	5,735	408	—	6,143
Foreign exchange	15	61,612	93	—	61,720
Equity	831	44,460	2,712	—	48,003
Commodity and other	614	7,580	2,620	—	10,814
Netting[1]	(1,302)	(215,518)	(1,693)	(35,283)	(253,796)
Total derivative and other contracts	1,263	56,171	4,691	(35,283)	26,842
Total trading liabilities	101,754	68,172	4,716	(35,283)	139,359
Securities sold under agreements to repurchase	—	788	—	—	788
Other secured financings	—	3,436	170	—	3,606
Borrowings	—	47,055	3,295	—	50,350
Total liabilities at fair value	$101,754	$119,699	$8,218	$(35,283)	$194,388

June 2018 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2017
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$22,077	$26,888	$—	$—	$48,965
Other sovereign government obligations	20,234	7,825	1	—	28,060
State and municipal securities	—	3,592	8	—	3,600
MABS	—	2,364	423	—	2,787
Loans and lending commitments[2]	—	4,791	5,945	—	10,736
Corporate and other debt	—	16,837	701	—	17,538
Corporate equities[3]	149,697	492	166	—	150,355
Derivative and other contracts:
Interest rate	472	178,704	1,763	—	180,939
Credit	—	7,602	420	—	8,022
Foreign exchange	58	53,724	15	—	53,797
Equity	1,101	40,359	3,530	—	44,990
Commodity and other	1,126	5,390	4,147	—	10,663
Netting[1]	(2,088)	(216,764)	(1,575)	(47,171)	(267,598)
Total derivative and other contracts	669	69,015	8,300	(47,171)	30,813
Investments[4]	297	523	1,020	—	1,840
Physical commodities	—	1,024	—	—	1,024
Total trading assets[4]	192,974	133,351	16,564	(47,171)	295,718
Investment securities—AFS	27,522	27,681	—	—	55,203
Intangible assets	—	3	—	—	3
Total assets at fair value	$220,496	$161,035	$16,564	$(47,171)	$350,924

	At December 31, 2017
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$157	$47	$—	$204
Trading liabilities:
U.S. Treasury and agency securities	17,802	24	—	—	17,826
Other sovereign government obligations	24,857	2,016	—	—	26,873
Corporate and other debt	—	7,141	3	—	7,144
Corporate equities[3]	52,653	82	22	—	52,757
Derivative and other contracts:
Interest rate	364	162,239	545	—	163,148
Credit	—	8,166	379	—	8,545
Foreign exchange	23	55,118	127	—	55,268
Equity	1,001	44,666	2,322	—	47,989
Commodity and other	1,032	5,156	2,701	—	8,889
Netting[1]	(2,088)	(216,764)	(1,575)	(36,717)	(257,144)
Total derivative and other contracts	332	58,581	4,499	(36,717)	26,695
Total trading liabilities	95,644	67,844	4,524	(36,717)	131,295
Securities sold under agreements to repurchase	—	650	150	—	800
Other secured financings	—	3,624	239	—	3,863
Borrowings	—	43,928	2,984	—	46,912
Total liabilities at fair value	$95,644	$116,203	$7,944	$(36,717)	$183,074

MABS—Mortgage-	and asset-backed securities
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

Loans and Lending Commitments at Fair Value

$ in millions	At June 30, 2018	At December 31, 2017
Corporate	$8,752	$8,358
Residential real estate	1,334	799
Wholesale real estate	3,833	1,579
Total	$13,919	$10,736

51	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Unsettled Fair Value of Futures Contracts1

$ in millions	At June 30, 2018	At December 31, 2017
Customer and other receivables, net	$958	$831

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the financial statements in the 2017 Form 10-K. During the current year period, there were no significant revisions made to the Firm’s valuation techniques.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2018 (“current quarter”) and June 30, 2017 (“prior year quarter”), the current year period and the six months ended June 30, 2017 (“prior year period”). Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the following tables do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Firm within the Level 1 and/or Level 2 categories.

Additionally, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the following tables herein may include changes in fair value during the period that were attributable to both observable and unobservable inputs. Total realized and unrealized gains (losses) are primarily included in Trading revenues in the income statements.

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Current Quarter

$ in millions	Beginning Balance at March 31, 2018	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at June 30, 2018	Unrealized Gains (Losses)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$7	$(3)	$2	$(1)	$—	$—	$5	$—
State and municipal securities	2	—	1	(1)	—	—	2	—
MABS	342	—	35	(88)	(7)	45	327	(6)
Loans and lending commitments	8,128	(62)	1,726	(615)	(1,781)	(473)	6,923	(78)
Corporate and other debt	814	37	166	(194)	(3)	(119)	701	5
Corporate equities	233	(4)	21	(25)	—	(54)	171	(3)
Net derivative and other contracts[3]:
Interest rate	670	(75)	61	(24)	(45)	(20)	567	(99)
Credit	(30)	111	15	(41)	(57)	—	(2)	115
Foreign exchange	(33)	37	—	(19)	(3)	(8)	(26)	43
Equity[4]	1,015	51	29	(191)	185	(2,624)	(1,535)	(14)
Commodity and other	1,660	170	1	(3)	122	82	2,032	107
Total net derivative and other contracts	3,282	294	106	(278)	202	(2,570)	1,036	152
Investments	1,012	(8)	17	(28)	—	(52)	941	2
Liabilities at Fair Value
Deposits	$44	$1	$—	$5	$—	$(11)	$37	$1
Trading liabilities:
Other sovereign government obligations	3	—	(3)	—	—	—	—	—
Corporate and other debt	4	—	(6)	4	—	(1)	1	—
Corporate equities	32	3	(8)	3	—	—	24	2
Other secured financings	220	5	—	4	(8)	(41)	170	5
Borrowings	3,626	130	—	306	(141)	(366)	3,295	133

1.	Loan originations and consolidations of VIEs are included in purchases and deconsolidations of VIEs are included in settlements.
2.

Amounts related to entering into Net derivatives and other contracts, Deposits, Other secured financings and Borrowings primarily represent issuances. Amounts for other line items primarily represent sales.

3.

Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. Amounts are presented before counterparty netting.

4.	During the current quarter, the Firm transferred from Level 3 to Level 2 $2.6 billion of Equity Derivatives due to a reduction in the significance of the unobservable inputs relating to volatility.

June 2018 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Prior Year Quarter

$ in millions	Beginning Balance at March 31, 2017	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at June 30, 2017	Unrealized Gains (Losses)
Assets at Fair Value
Trading assets:
U.S. Treasury and agency securities	$42	$—	$—	$—	$—	$(42)	$—	$—
Other sovereign government obligations	65	—	87	(52)	—	—	100	—
State and municipal securities	55	3	3	(52)	—	—	9	—
MABS	216	36	32	(44)	(5)	29	264	8
Loans and lending commitments	4,479	27	1,242	(417)	(581)	114	4,864	11
Corporate and other debt	717	33	206	(292)	(1)	30	693	26
Corporate equities	310	8	101	(60)	—	141	500	9
Net derivative and other contracts[3]:
Interest rate	298	35	28	(27)	637	(1)	970	58
Credit	(351)	28	—	—	16	2	(305)	24
Foreign exchange	(71)	53	1	(1)	22	(2)	2	64
Equity	217	185	677	(171)	80	105	1,093	189
Commodity and other	1,503	154	3	—	(108)	(43)	1,509	79
Total net derivative and other contracts	1,596	455	709	(199)	647	61	3,269	414
Investments	961	11	20	(25)	4	(25)	946	7
Liabilities at Fair Value
Deposits	$56	$—	$—	$23	$—	$—	$79	$—
Trading liabilities:
Corporate and other debt	36	—	(135)	124	—	(10)	15	(1)
Corporate equities	2	(12)	(36)	45	—	5	28	(11)
Securities sold under agreements to repurchase	148	—	—	—	—	—	148	—
Other secured financings	203	(4)	—	38	(1)	—	244	(4)
Borrowings	2,092	(45)	—	694	(145)	(40)	2,646	(49)

1.	Loan originations and consolidations of VIEs are included in purchases and deconsolidations of VIEs are included in settlements.
2.

Amounts related to entering into Net derivatives and other contracts, Deposits, Other secured financings and Borrowings primarily represent issuances. Amounts for other line items primarily represent sales.

3.

Net derivative and other contracts represent Trading assets—Derivative and other contracts, net of Trading liabilities—Derivative and other contracts. Amounts are presented before counterparty netting.

53	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Current Year Period

$ in millions	Beginning Balance at December 31, 2017	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at June 30, 2018	Unrealized Gains (Losses)
Assets at fair value
Trading assets:
Other sovereign government obligations	$1	$—	$4	$—	$—	$—	$5	$—
State and municipal securities	8	—	1	(7)	—	—	2	—
MABS	423	76	74	(282)	(12)	48	327	—
Loans and lending commitments	5,945	(6)	3,841	(913)	(1,531)	(413)	6,923	(61)
Corporate and other debt	701	43	366	(165)	(1)	(243)	701	6
Corporate equities	166	2	43	(49)	—	9	171	(7)
Net derivative and other contracts[3]:
Interest rate	1,218	(1)	69	(51)	(131)	(537)	567	(13)
Credit	41	(22)	4	(40)	17	(2)	(2)	(28)
Foreign exchange	(112)	96	—	(46)	46	(10)	(26)	28
Equity[4]	1,208	163	94	(930)	294	(2,364)	(1,535)	135
Commodity and other	1,446	392	35	(6)	7	158	2,032	230
Total net derivative and other contracts	3,801	628	202	(1,073)	233	(2,755)	1,036	352
Investments	1,020	23	64	(133)	—	(33)	941	7
Liabilities at fair value
Deposits	$47	$1	$—	$10	$(1)	$(18)	$37	$1
Trading liabilities:
Corporate and other debt	3	—	(9)	7	—	—	1	—
Corporate equities	22	6	(10)	15	—	3	24	4
Securities sold under agreements to repurchase	150	—	—	—	—	(150)	—	—
Other secured financings	239	17	—	7	(18)	(41)	170	17
Borrowings	2,984	201	—	825	(195)	(118)	3,295	199

1.	Loan originations and consolidations of VIEs are included in Purchases and deconsolidations of VIEs are included in Settlements.
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

4.

During the current year period, the Firm transferred from Level 3 to Level 2 $2.4 billion of Equity Derivatives due to a reduction in the significance of the unobservable inputs relating to volatility.

June 2018 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Prior Year Period

$ in millions	Beginning Balance at December 31, 2016	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at June 30, 2017	Unrealized Gains (Losses)
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$74	$(1)	$—	$(240)	$—	$167	$—	$—
Other sovereign government obligations	6	—	98	(4)	—	—	100	—
State and municipal securities	250	3	3	(77)	—	(170)	9	—
MABS	217	44	78	(83)	(16)	24	264	27
Loans and lending commitments	5,122	89	1,596	(1,002)	(1,146)	205	4,864	41
Corporate and other debt	475	31	290	(225)	(2)	124	693	30
Corporate equities	446	10	97	(159)	—	106	500	15
Net derivative and other contracts[3]:
Interest rate	420	(66)	47	(27)	652	(56)	970	(55)
Credit	(373)	1	—	—	62	5	(305)	(13)
Foreign exchange	(43)	23	1	(1)	8	14	2	43
Equity	184	118	758	(158)	121	70	1,093	200
Commodity and other	1,600	104	9	(19)	(188)	3	1,509	(76)
Total net derivative and other contracts	1,788	180	815	(205)	655	36	3,269	99
Investments	958	19	82	(28)	(63)	(22)	946	11
Liabilities at fair value
Deposits	$42	$(1)	$—	$36	$—	$—	$79	$(1)
Trading liabilities:
Corporate and other debt	36	—	(164)	129	—	14	15	—
Corporate equities	35	—	(63)	5	—	51	28	—
Securities sold under agreements to repurchase	149	1	—	—	—	—	148	1
Other secured financings	434	(23)	—	52	(221)	(44)	244	(16)
Borrowings	2,014	(104)	—	981	(288)	(165)	2,646	(95)

1.	Loan originations and consolidations of VIEs are included in Purchases and deconsolidations of VIEs are included in Settlements.
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

55	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Valuation Techniques and Sensitivity of Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements

	Predominant Valuation Techniques/ Significant Unobservable Inputs	Range (Weighted Average or Simple Average/Median)[1]
$ in millions, except inputs		At June 30, 2018	At December 31, 2017
Recurring Fair Value Measurement
Assets at fair value
MABS ($327 and $423)
Comparable pricing:	Comparable bond price	0 to 100 points (44 points)	0 to 95 points (26 points)
Loans and lending commitments ($6,923 and $5,945)
Margin loan model:	Discount rate	1% to 5% (2%)	0% to 3% (1%)
	Volatility skew	15% to 55% (24%)	7% to 41% (22%)
Comparable pricing:	Comparable loan price	55 to 101 points (94 points)	55 to 102 points (95 points)
Corporate and other debt ($701 and $701)
Comparable pricing:	Comparable bond price	0 to 101 points (74 points)	3 to 134 points (59 points)
Discounted cash flow:	Recovery rate	18%	6% to 36% (27%)
	Discount rate	8% to 20% (15%)	7% to 20% (14%)
Option model:	At the money volatility	15% to 51% (38%)	17% to 52% (52%)
Corporate equities ($171 and $166)
Comparable pricing:	Comparable equity price	100%	100%
Net derivative and other contracts[2]:
Interest rate ($567 and $1,218)
Option model:	Interest rate volatility skew	28% to 94% (39% / 43%)	31% to 97% (41% / 47%)
	Inflation volatility	26% to 66% (46% / 43%)	23% to 63% (44% / 41%)
	Interest rate curve	2%	2%
Credit ($(2) and $41)
Comparable pricing:	Cash synthetic basis	9 to 10 points (9 points)	12 to 13 points (12 points)
	Comparable bond price	0 to 75 points (28 points)	0 to 75 points (25 points)
Correlation model:	Credit correlation	36% to 63% (48%)	38% to 100% (48%)
Foreign exchange[3] ($(26) and $(112))
Option model:	Interest rate - Foreign exchange correlation	53% to 56% (55% / 55%)	54% to 57% (56% / 56%)
	Interest rate volatility skew	28% to 94% (39% / 43%)	31% to 97% (41% / 47%)
	Contingency probability	95% to 99% (97% / 97%)	95% to 100% (96% / 95%)
Equity[3] ($(1,535) and $1,208)
Option model:	At the money volatility	15% to 56% (34%)	7% to 54% (32%)
	Volatility skew	-3% to 0% (-1%)	-5% to 0% (-1%)
	Equity - Equity correlation	5% to 99% (80%)	5% to 99% (76%)
	Equity - Foreign exchange correlation	-60% to 55% (-55%)	-55% to 40% (36%)
	Equity - Interest rate correlation	-7% to 47% (15% / 10%)	-7% to 49% (18% / 20%)
Commodity and other ($2,032 and $1,446)
Option model:	Forward power price	$6 to $133 ($30) per MWh	$4 to $102 ($31) per MWh
	Commodity volatility	5% to 219% (14%)	7% to 205% (17%)
	Cross-commodity correlation	5% to 99% (91%)	5% to 99% (92%)
Investments ($941 and $1,020)
Discounted cash flow:	WACC	8% to 15% (9%)	8% to 15% (9%)
	Exit multiple	8 to 10 times (10 times)	8 to 11 times (10 times)
Market approach:	EBITDA multiple	3 to 24 times (13 times)	6 to 25 times (11 times)
Comparable pricing:	Comparable equity price	35% to 100% (93%)	45% to 100% (92%)

June 2018 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	Predominant Valuation Techniques/ Significant Unobservable Inputs	Range (Weighted Average or Simple Average/Median)[1]
$ in millions, except inputs		At June 30, 2018	At December 31, 2017
Liabilities at Fair Value
Securities sold under agreements to repurchase ($— and $150)
Discounted cash flow:	Funding spread	N/A	107 to 126 bps (120 bps)
Other secured financings ($170 and $239)
Discounted cash flow:	Funding spread	25 to 73 bps (49 bps)	39 to 76 bps (57 bps)
Option model:	Volatility skew	N/A	-1%
	At the money volatility	10% to 40% (27%)	10% to 40% (26%)
Borrowings ($3,295 and $2,984)
Option model:	At the money volatility	6% to 35% (23%)	5% to 35% (22%)
	Volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
	Equity - Equity correlation	45% to 95% (84%)	39% to 95% (86%)
	Equity - Foreign exchange correlation	-51% to 30% (-27%)	-55% to 10% (-18%)
Nonrecurring Fair Value Measurement
Assets at fair value
Loans ($1,058 and $924)
Corporate loan model:	Credit spread	95 to 427 bps (166 bps)	93 to 563 bps (239 bps)
Expected recovery:	Asset coverage	N/M	95% to 99% (95%)

Points—Percentage of par
1.	Amounts represent weighted averages except where simple averages and the median of the inputs are more relevant.
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

For a description of the Firm’s significant unobservable inputs and related sensitivity, see Note 3 to the financial statements in the 2017 Form 10-K. During the current year period, there were no significant revisions made to the Firm’s significant unobservable inputs.

Measured Based on Net Asset Value

For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds, which are measured based on NAV, see Note 3 to the financial statements in the 2017 Form 10-K.

	At June 30, 2018		At December 31, 2017
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$1,571	$289	$1,674	$308
Real estate	753	174	800	183
Hedge[1]	96	4	90	4
Total	$2,420	$467	$2,564	$495

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

Nonredeemable Funds by Contractual Maturity

	Carrying Value at June 30, 2018
$ in millions	Private Equity	Real Estate
Less than 5 years	$481	$53
5-10 years	886	483
Over 10 years	204	217
Total	$1,571	$753

Fair Value Option

The Firm elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.

57	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Earnings Impact of Borrowings under the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Trading revenues	$859	$(895)	$885	$(2,520)
Interest income (expense)	(73)	(112)	(175)	(231)
Net revenues	$786	$(1,007)	$710	$(2,751)

Gains (losses) are mainly attributable to changes in foreign currency rates or interest rates, or movements in the reference price or index.

The amounts in the previous table are included within Net revenues and do not reflect any gains or losses on related hedging instruments.

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,
	2018		2017
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(3)	$842	$(4)	$(281)
Loans and other debt[1]	63	—	48	—
Lending commitments[2]	1	—	—	—

	Six Months Ended June 30,
	2018		2017
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(18)	$1,435	$(8)	$(267)
Securities sold under agreements to repurchase	—	2	—	(3)
Loans and other debt[1]	144	—	45	—
Lending commitments[2]	3	—	—	—

$ in millions	At June 30, 2018	At December 31, 2017
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(392)	$(1,831)

1.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
2.	Gains (losses) on lending commitments were generally determined based on the difference between estimated expected client yields and contractual yields at each respective period-end.

Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At June 30, 2018	At December 31, 2017
Business Unit Responsible for Risk Management
Equity	$26,139	$25,903
Interest rates	20,541	19,230
Foreign exchange	822	666
Credit	845	815
Commodities	2,003	298
Total	$50,350	$46,912

Excess of Contractual Principal Amount Over Fair Value

$ in millions	At June 30, 2018	At December 31, 2017
Loans and other debt[1]	$13,748	$13,481
Loans 90 or more days past due and/or on nonaccrual status[1]	10,977	11,253
Borrowings[2]	1,830	71

1.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.
2.	Borrowings in this table do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.

Fair Value Loans on Nonaccrual Status

$ in millions	At June 30, 2018	At December 31, 2017
Nonaccrual loans	$1,705	$1,240
Nonaccrual loans 90 or more days past due	$965	$779

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

Measured at Fair Value on a Nonrecurring Basis

Carrying and Fair Values

	At June 30, 2018
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,481	$1,058	$2,539
Other assets—Other investments	17	36	53
Other assets—Premises, equipment and software	—	—	—
Total	$1,498	$1,094	$2,592
Liabilities
Other liabilities and accrued expenses—Lending commitments	$210	$42	$252
Total	$210	$42	$252

June 2018 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2017
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,394	$924	$2,318
Other assets—Other investments	—	144	144
Total	$1,394	$1,068	$2,462
Liabilities
Other liabilities and accrued expenses—Lending commitments	$158	$38	$196
Total	$158	$38	$196

1.

For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Assets
Loans[2]	$(1)	$20	$8	$44
Other assets—Other investments[3]	(7)	—	(7)	—
Other assets—Premises, equipment and software[4]	(2)	(1)	(10)	(6)
Total	$(10)	$19	$(9)	$38
Liabilities
Other liabilities and accrued expenses— Lending commitments[2]	$(30)	$21	$(12)	$48
Total	$(30)	$21	$(12)	$48

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

4.	Losses related to Other assets—Premises, equipment and software were determined using techniques that included a default recovery analysis and recently executed transactions.

Financial Instruments Not Measured at Fair Value

	At June 30, 2018
	Carrying	Fair Value
$ in millions	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Cash and due from banks	$30,176	$30,176	$—	$—	$30,176
Interest bearing deposits with banks	18,707	18,707	—	—	18,707
Restricted cash	32,706	32,706	—	—	32,706
Investment securities—HTM	25,244	12,656	11,188	331	24,175
Securities purchased under agreements to resell	93,928	—	93,844	—	93,844
Securities borrowed	153,248	—	153,193	—	153,193
Customer and other receivables[1]	55,598	—	52,108	3,305	55,413
Loans[2]	112,113	—	24,963	86,827	111,790
Other assets	427	—	427	—	427

Financial Liabilities
Deposits	$172,517	$—	$172,488	$—	$172,488
Securities sold under agreements to repurchase	49,862	—	49,398	404	49,802
Securities loaned	12,720	—	12,611	175	12,786
Other secured financings	6,284	—	4,621	1,674	6,295
Customer and other payables[1]	198,236	—	198,236	—	198,236
Borrowings	141,894	—	145,351	30	145,381

	At December 31, 2017
	Carrying	Fair Value
$ in millions	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Cash and due from banks	$24,816	$24,816	$—	$—	$24,816
Interest bearing deposits with banks	21,348	21,348	—	—	21,348
Restricted cash	34,231	34,231	—	—	34,231
Investment securities—HTM	23,599	11,119	11,673	289	23,081
Securities purchased under agreements to resell	84,258	—	78,239	5,978	84,217
Securities borrowed	124,010	—	124,018	1	124,019
Customer and other receivables[1]	51,269	—	47,159	3,984	51,143
Loans[2]	104,126	—	21,290	82,928	104,218
Other assets	433	—	433	—	433

Financial Liabilities
Deposits	$159,232	$—	$159,232	$—	$159,232
Securities sold under agreements to repurchase	55,624	—	51,752	3,867	55,619
Securities loaned	13,592	—	13,191	401	13,592
Other secured financings	7,408	—	5,987	1,431	7,418
Customer and other payables[1]	188,464	—	188,464	—	188,464
Borrowings	145,670	—	151,692	30	151,722

1.	Accrued interest and dividend receivables and payables where carrying value approximates fair value have been excluded.
2.	Amounts include loans measured at fair value on a nonrecurring basis.

59	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Commitments—Held for Investment and Held for Sale

	Commitment Amount[1]	Fair Value
$ in millions		Level 2	Level 3	Total
June 30, 2018	$122,253	$820	$200	$1,020
December 31, 2017	100,151	620	174	794

1.	For further discussion on lending commitments, see Note 11.

The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers. During the current year period, there were no significant updates made to the Firm’s valuation techniques for financial instruments not measured at fair value.

June 2018 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

4. Derivative Instruments and Hedging Activities

Derivative Fair Values

At June 30, 2018
	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$638	$1	$—	$639
Foreign exchange contracts	174	61	—	235
Total	812	62	—	874
Not designated as accounting hedges
Interest rate contracts	165,607	1,795	628	168,030
Credit contracts	4,389	1,431	—	5,820
Foreign exchange contracts	63,383	1,740	237	65,360
Equity contracts	24,804	—	21,843	46,647
Commodity and other contracts	10,108	—	1,617	11,725
Total	268,291	4,966	24,325	297,582
Total gross derivatives	$269,103	$5,028	$24,325	$298,456
Amounts offset
Counterparty netting	(199,543)	(4,098)	(20,669)	(224,310)
Cash collateral netting	(41,007)	(585)	—	(41,592)
Total in Trading assets	$28,553	$345	$3,656	$32,554
Amounts not offset[1]
Financial instruments collateral	(12,869)	—	—	(12,869)
Other cash collateral	(27)	—	—	(27)
Net amounts	$15,657	$345	$3,656	$19,658
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,484

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$209	$4	$—	$213
Foreign exchange contracts	18	1	—	19
Total	227	5	—	232
Not designated as accounting hedges
Interest rate contracts	151,813	1,275	657	153,745
Credit contracts	4,395	1,748	—	6,143
Foreign exchange contracts	59,766	1,802	133	61,701
Equity contracts	26,776	—	21,227	48,003
Commodity and other contracts	9,106	—	1,708	10,814
Total	251,856	4,825	23,725	280,406
Total gross derivatives	$252,083	$4,830	$23,725	$280,638
Amounts offset
Counterparty netting	(199,543)	(4,098)	(20,669)	(224,310)
Cash collateral netting	(29,119)	(367)	—	(29,486)
Total in Trading liabilities	$23,421	$365	$3,056	$26,842
Amounts not offset[1]
Financial instruments collateral	(4,599)	—	(364)	(4,963)
Other cash collateral	(31)	—	—	(31)
Net amounts	$18,791	$365	$2,692	$21,848
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,980

At December 31, 2017
	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$1,057	$—	$—	$1,057
Foreign exchange contracts	57	6	—	63
Total	1,114	6	—	1,120
Not designated as accounting hedges
Interest rate contracts	177,948	1,700	234	179,882
Credit contracts	5,740	2,282	—	8,022
Foreign exchange contracts	52,878	798	58	53,734
Equity contracts	24,452	—	20,538	44,990
Commodity and other contracts	8,861	—	1,802	10,663
Total	269,879	4,780	22,632	297,291
Total gross derivatives	$270,993	$4,786	$22,632	$298,411
Amounts offset
Counterparty netting	(201,051)	(3,856)	(19,861)	(224,768)
Cash collateral netting	(42,141)	(689)	—	(42,830)
Total in Trading assets	$27,801	$241	$2,771	$30,813
Amounts not offset[1]
Financial instruments collateral	(12,363)	—	—	(12,363)
Other cash collateral	(4)	—	—	(4)
Net amounts	$15,434	$241	$2,771	$18,446
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,154

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$67	$1	$—	$68
Foreign exchange contracts	72	57	—	129
Total	139	58	—	197
Not designated as accounting hedges
Interest rate contracts	161,758	1,178	144	163,080
Credit contracts	6,273	2,272	—	8,545
Foreign exchange contracts	54,191	925	23	55,139
Equity contracts	27,993	—	19,996	47,989
Commodity and other contracts	7,117	—	1,772	8,889
Total	257,332	4,375	21,935	283,642
Total gross derivatives	$257,471	$4,433	$21,935	$283,839
Amounts offset
Counterparty netting	(201,051)	(3,856)	(19,861)	(224,768)
Cash collateral netting	(31,892)	(484)	—	(32,376)
Total in Trading liabilities	$24,528	$93	$2,074	$26,695
Amounts not offset[1]
Financial instruments collateral	(5,523)	—	(412)	(5,935)
Other cash collateral	(18)	(14)	—	(32)
Net amounts	$18,987	$79	$1,662	$20,728
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,751

1.

Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

61	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

See Note 3 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the tables above.

Derivative Notionals

At June 30, 2018
	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$16	$32	$—	$48
Foreign exchange contracts	7	2	—	9
Total	23	34	—	57
Not designated as accounting hedges
Interest rate contracts	4,739	8,012	3,181	15,932
Credit contracts	143	68	—	211
Foreign exchange contracts	2,402	88	18	2,508
Equity contracts	417	—	378	795
Commodity and other contracts	90	—	60	150
Total	7,791	8,168	3,637	19,596
Total gross derivatives	$7,814	$8,202	$3,637	$19,653

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$2	$130	$—	$132
Foreign exchange contracts	2	—	—	2
Total	4	130	—	134
Not designated as accounting hedges
Interest rate contracts	5,030	7,184	1,246	13,460
Credit contracts	146	75	—	221
Foreign exchange contracts	2,278	86	10	2,374
Equity contracts	414	—	467	881
Commodity and other contracts	83	—	53	136
Total	7,951	7,345	1,776	17,072
Total gross derivatives	$7,955	$7,475	$1,776	$17,206

At December 31, 2017
	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$20	$46	$—	$66
Foreign exchange contracts	4	—	—	4
Total	24	46	—	70
Not designated as accounting hedges
Interest rate contracts	3,999	6,458	2,714	13,171
Credit contracts	194	100	—	294
Foreign exchange contracts	1,960	67	9	2,036
Equity contracts	397	—	334	731
Commodity and other contracts	86	—	72	158
Total	6,636	6,625	3,129	16,390
Total gross derivatives	$6,660	$6,671	$3,129	$16,460

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$2	$102	$—	$104
Foreign exchange contracts	4	2	—	6
Total	6	104	—	110
Not designated as accounting hedges
Interest rate contracts	4,199	6,325	1,089	11,613
Credit contracts	226	80	—	306
Foreign exchange contracts	2,014	78	51	2,143
Equity contracts	394	—	405	799
Commodity and other contracts	68	—	61	129
Total	6,901	6,483	1,606	14,990
Total gross derivatives	$6,907	$6,587	$1,606	$15,100

The Firm believes that the notional amounts of derivative contracts generally overstate its exposure.

For information related to offsetting of certain collateralized transactions, see Note 6. For a discussion of the Firm’s derivative instruments and hedging activities, see Note 4 to the financial statements in the 2017 Form 10-K.

Gains (Losses) on Accounting Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Fair Value Hedges—Recognized in Interest Expense
Interest rate contracts	$(619)	$138	$(2,460)	$(660)
Borrowings	587	(213)	2,439	$495
Net Investment Hedges—Foreign exchange contracts
Recognized in OCI	$395	$(47)	$247	$(251)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	$24	$(9)	$31	$(19)

Borrowings under Fair Value Hedges

$ in millions	At June 30, 2018
Carrying amount of Borrowings currently or previously hedged	$104,509
Basis adjustments included in carrying amount	$(2,624)

Hedge accounting basis adjustments for Borrowings are primarily related to outstanding hedges.

June 2018 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

Trading Revenues by Product Type

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Interest rate contracts	$781	$451	$1,652	$1,045
Foreign exchange contracts	138	197	399	432
Equity security and index contracts[1]	1,785	1,818	3,661	3,459
Commodity and other contracts	358	110	794	299
Credit contracts	231	355	557	931
Total	$3,293	$2,931	$7,063	$6,166

1.	Dividend income is included within equity security and index contracts.

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

Net Derivative Liabilities and Collateral Posted

$ in millions	At June 30, 2018	At December 31, 2017
Net derivative liabilities with credit risk-related contingent features	$17,026	$20,675
Collateral posted	14,494	16,642

The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

Incremental Collateral or Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At June 30, 2018
One-notch downgrade	$647
Two-notch downgrade	367
Bilateral downgrade agreements included in the amounts above[1]	$881
1.

Amount represents arrangements between the Firm and other parties where upon the downgrade of one party, the downgraded party must deliver collateral to the other party. These bilateral downgrade arrangements are used by the Firm to manage the risk of counterparty downgrades.

The additional collateral or termination payments that may be called in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings. The previous table shows the future potential collateral amounts and termination payments that could be called or required by counterparties or exchange and clearing organizations in the event of one-notch or two-notch downgrade scenarios based on the relevant contractual downgrade triggers.

Credit Derivatives and Other Credit Contracts

The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.

For further information on credit derivatives and other credit contracts, see Note 4 to the financial statements in the 2017 Form 10-K.

Protection Sold and Purchased with CDS

	At June 30, 2018
	Fair Value (Asset)/Liability		Notional
	Protection	Protection	Protection	Protection
$ in millions	Sold	Purchased	Sold	Purchased
Single name	$(517)	$688	$119,286	$133,926
Index and basket	456	(501)	74,089	86,016
Tranched index and basket	(146)	343	6,072	12,347
Total	$(207)	$530	$199,447	$232,289
Single name and non-tranched index and basket with identical underlying reference obligations			$193,224	$219,407

	At December 31, 2017
	Fair Value (Asset)/Liability		Notional
	Protection	Protection	Protection	Protection
$ in millions	Sold	Purchased	Sold	Purchased
Single name	$(1,277)	$1,658	$146,948	$164,773
Index and basket	(341)	209	131,073	120,348
Tranched index and basket	(342)	616	11,864	24,498
Total	$(1,960)	$2,483	$289,885	$309,619
Single name and non-tranched index and basket with identical underlying reference obligations			$274,473	$281,162

63	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Credit Ratings of Reference Obligation and Maturities of Credit Protection Sold

	At June 30, 2018
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name CDS
Investment grade	$28,320	$31,006	$18,746	$8,410	$86,482	$(425)
Non-investment grade	11,423	12,571	8,019	791	32,804	(92)
Total single name CDS	$39,743	$43,577	$26,765	$9,201	$119,286	$(517)
Index and basket CDS
Investment grade	$6,604	$8,565	$17,286	$8,006	$40,461	$(474)
Non-investment grade	3,808	7,521	18,934	9,437	39,700	784
Total index and basket CDS	$10,412	$16,086	$36,220	$17,443	$80,161	$310
Total CDS sold	$50,155	$59,663	$62,985	$26,644	$199,447	$(207)
Other credit contracts	—	—	—	119	119	11
Total credit derivatives and other credit contracts	$50,155	$59,663	$62,985	$26,763	$199,566	$(196)

	At December 31, 2017
	Maximum Potential Payout/Notional					Fair Value (Asset)/ Liability
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Single name CDS
Investment grade	$39,721	$42,591	$18,157	$8,872	$109,341	$(1,167)
Non-investment grade	14,213	16,293	6,193	908	37,607	(110)
Total single name CDS	$53,934	$58,884	$24,350	$9,780	$146,948	$(1,277)
Index and basket CDS
Investment grade	$29,046	$15,418	$37,343	$6,807	$88,614	$(1,091)
Non-investment grade	5,246	7,371	32,417	9,289	54,323	408
Total index and basket CDS	$34,292	$22,789	$69,760	$16,096	$142,937	$(683)
Total CDS sold	$88,226	$81,673	$94,110	$25,876	$289,885	$(1,960)
Other credit contracts	2	—	—	134	136	16
Total credit derivatives and other credit contracts	$88,228	$81,673	$94,110	$26,010	$290,021	$(1,944)

The fair value amounts as shown in the previous table are on a gross basis prior to cash collateral or counterparty netting. In order to provide an indication of the current payment status or performance risk of the CDS, a breakdown of CDS based on the Firm’s internal credit ratings by investment grade and non-investment grade is provided.

Internal credit ratings serve as the Credit Risk Management Department’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.

June 2018 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

5. Investment Securities

AFS and HTM Securities

	At June 30, 2018
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$31,725	$2	$906	$30,821
U.S. agency securities[1]	20,808	20	571	20,257
Total U.S. government and agency securities	52,533	22	1,477	51,078
Corporate and other debt:
Agency CMBS	1,233	1	67	1,167
Non-agency CMBS	757	1	17	741
Corporate bonds	1,329	—	33	1,296
CLO	313	1	—	314
FFELP student loan ABS[2]	2,098	16	6	2,108
Total corporate and other debt	5,730	19	123	5,626
Total AFS securities	58,263	41	1,600	56,704
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	13,188	1	533	12,656
U.S. agency securities[1]	11,716	—	528	11,188
Total U.S. government and agency securities	24,904	1	1,061	23,844
Corporate and other debt:
Non-agency CMBS	340	—	9	331
Total HTM securities	25,244	1	1,070	24,175
Total investment securities	$83,507	$42	$2,670	$80,879

	At December 31, 2017
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$26,842	$—	$589	$26,253
U.S. agency securities[1]	22,803	28	247	22,584
Total U.S. government and agency securities	49,645	28	836	48,837
Corporate and other debt:
Agency CMBS	1,370	2	49	1,323
Non-agency CMBS	1,102	—	8	1,094
Corporate bonds	1,379	5	12	1,372
CLO	398	1	—	399
FFELP student loan ABS[2]	2,165	15	7	2,173
Total corporate and other debt	6,414	23	76	6,361
Total AFS debt securities	56,059	51	912	55,198
AFS equity securities	15	—	10	5
Total AFS securities	56,074	51	922	55,203
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	11,424	—	305	11,119
U.S. agency securities[1]	11,886	7	220	11,673
Total U.S. government and agency securities	23,310	7	525	22,792
Corporate and other debt:
Non-agency CMBS	289	1	1	289
Total HTM securities	23,599	8	526	23,081
Total investment securities	$79,673	$59	$1,448	$78,284

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.
2.	Amounts are backed by a guarantee from the U.S. Department of Education of at least 95% of the principal balance and interest on such loans.

65	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At June 30, 2018
	Less than 12 Months		12 Months or Longer		Total

$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$24,282	$779	$4,591	$127	$28,873	$906
U.S. agency securities	13,684	459	2,381	112	16,065	571
Total U.S. government and agency securities	37,966	1,238	6,972	239	44,938	1,477
Corporate and other debt:
Agency CMBS	852	67	—	—	852	67
Non-agency CMBS	338	6	211	11	549	17
Corporate bonds	858	16	380	17	1,238	33
FFELP student loan ABS	892	6	—	—	892	6
Total corporate and other debt	2,940	95	591	28	3,531	123
Total AFS securities	40,906	1,333	7,563	267	48,469	1,600
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	5,866	197	5,614	336	11,480	533
U.S. agency securities	4,566	140	6,622	388	11,188	528
Total U.S. government and agency securities	10,432	337	12,236	724	22,668	1,061
Corporate and other debt:
Non-agency CMBS	209	7	41	2	250	9
Total HTM securities	10,641	344	12,277	726	22,918	1,070
Total investment securities	$51,547	$1,677	$19,840	$993	$71,387	$2,670

	At December 31, 2017
	Less than 12 Months		12 Months or Longer		Total

$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$21,941	$495	$4,287	$94	$26,228	$589
U.S. agency securities	12,673	192	2,513	55	15,186	247
Total U.S. government and agency securities	34,614	687	6,800	149	41,414	836
Corporate and other debt:
Agency CMBS	930	49	—	—	930	49
Non-agency CMBS	257	1	559	7	816	8
Corporate bonds	316	3	389	9	705	12
FFELP student loan ABS	984	7	—	—	984	7
Total corporate and other debt	2,487	60	948	16	3,435	76
Total AFS debt securities	37,101	747	7,748	165	44,849	912
AFS equity securities	—	—	5	10	5	10
Total AFS securities	37,101	747	7,753	175	44,854	922
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	6,608	86	4,512	219	11,120	305
U.S. agency securities	2,879	24	7,298	196	10,177	220
Total U.S. government and agency securities	9,487	110	11,810	415	21,297	525
Corporate and other debt:
Non-agency CMBS	124	1	—	—	124	1
Total HTM securities	9,611	111	11,810	415	21,421	526
Total investment securities	$46,712	$858	$19,563	$590	$66,275	$1,448

June 2018 Form 10-Q	66

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

Investment Securities by Contractual Maturity

	At June 30, 2018
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$3,554	$3,539	1.0%
After 1 year through 5 years	24,707	24,102	1.8%
After 5 years through 10 years	3,464	3,180	1.5%
Total	31,725	30,821
U.S. agency securities:
Due within 1 year	94	93	1.1%
After 1 year through 5 years	1,222	1,200	1.1%
After 5 years through 10 years	1,780	1,712	1.8%
After 10 years	17,712	17,252	2.0%
Total	20,808	20,257
Total U.S. government and agency securities	52,533	51,078	1.8%
Corporate and other debt:
Agency CMBS:
Due within 1 year	4	4	1.3%
After 1 year through 5 years	403	401	1.3%
After 5 years through 10 years	44	44	1.2%
After 10 years	782	718	1.6%
Total	1,233	1,167
Non-agency CMBS:
After 5 years through 10 years	36	34	2.5%
After 10 years	721	707	1.9%
Total	757	741
Corporate bonds:
Due within 1 year	81	81	1.6%
After 1 year through 5 years	1,209	1,178	2.4%
After 5 years through 10 years	39	37	2.6%
Total	1,329	1,296
CLO:
After 5 years through 10 years	115	115	1.4%
After 10 years	198	199	2.4%
Total	313	314

	At June 30, 2018
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
FFELP student loan ABS:
After 1 year through 5 years	$88	$87	0.8%
After 5 years through 10 years	332	330	0.8%
After 10 years	1,678	1,691	1.1%
Total	2,098	2,108
Total corporate and other debt	5,730	5,626	1.6%
Total AFS securities	58,263	56,704	1.8%
HTM securities
U.S. government securities:
U.S. Treasury securities:
Due within 1 year	2,127	2,114	1.2%
After 1 year through 5 years	5,223	5,129	2.0%
After 5 years through 10 years	5,112	4,777	1.9%
After 10 years	726	636	2.3%
Total	13,188	12,656
U.S. agency securities:
After 5 years through 10 years	33	32	1.9%
After 10 years	11,683	11,156	2.6%
Total	11,716	11,188
Total U.S. government and agency
securities	24,904	23,844	2.2%
Corporate and other debt:
Non-agency CMBS:
Due within 1 year	23	23	3.7%
After 1 year through 5 years	63	63	3.7%
After 5 years through 10 years	235	227	3.9%
After 10 years	19	18	4.1%
Total corporate and other debt	340	331	3.9%
Total HTM securities	25,244	24,175	2.2%
Total investment securities	$83,507	$80,879	1.9%

Gross Realized Gains and Losses on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Gross realized gains	$6	$23	$7	$27
Gross realized (losses)	(3)	(9)	(4)	(11)
Total[1]	$3	$14	$3	$16

1.	Gross realized gains and losses are recognized in Other revenues in the income statements.

67	June 2018 Form 10-Q

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

Offsetting of Certain Collateralized Transactions

	At June 30, 2018
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$226,847	$(132,919)	$93,928	$(88,769)	$5,159
Securities borrowed	169,491	(16,243)	153,248	(147,966)	5,282
Liabilities
Securities sold under agreements to repurchase	$183,569	$(132,919)	$50,650	$(43,738)	$6,912
Securities loaned	28,963	(16,243)	12,720	(12,672)	48
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$4,974
Securities borrowed					998
Securities sold under agreements to repurchase					5,693
Securities loaned					19

	At December 31, 2017
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$199,044	$(114,786)	$84,258	$(78,009)	$6,249
Securities borrowed	133,431	(9,421)	124,010	(119,358)	4,652
Liabilities
Securities sold under agreements to repurchase	$171,210	$(114,786)	$56,424	$(48,067)	$8,357
Securities loaned	23,014	(9,422)	13,592	(13,271)	321
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$5,687
Securities borrowed					572
Securities sold under agreements to repurchase					6,945
Securities loaned					307

1.

Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For information related to offsetting of derivatives, see Note 4.

Maturities and Collateral Pledged

Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2018
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$44,577	$67,770	$30,336	$40,886	$183,569
Securities loaned	17,693	2,430	2,228	6,612	28,963
Total included in the offsetting disclosure	$62,270	$70,200	$32,564	$47,498	$212,532
Trading liabilities— Obligation to return securities received as collateral	19,646	—	—	—	19,646
Total	$81,916	$70,200	$32,564	$47,498	$232,178

	At December 31, 2017
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$41,332	$66,593	$28,682	$34,603	$171,210
Securities loaned	12,130	873	1,577	8,434	23,014
Total included in the offsetting disclosure	$53,462	$67,466	$30,259	$43,037	$194,224
Trading liabilities— Obligation to return securities received as collateral	22,555	—	—	—	22,555
Total	$76,017	$67,466	$30,259	$43,037	$216,779

Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At June 30, 2018	At December 31, 2017
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$40,728	$43,346
State and municipal securities	1,432	2,451
Other sovereign government obligations	109,893	87,141
ABS	2,088	1,130
Corporate and other debt	8,286	7,737
Corporate equities	20,348	28,497
Other	794	908
Total	$183,569	$171,210
Securities loaned
U.S. Treasury and agency securities	$1	$81
Other sovereign government obligations	16,530	9,489
Corporate and other debt	18	14
Corporate equities	12,048	13,174
Other	366	256
Total	$28,963	$23,014
Total included in the offsetting disclosure	$212,532	$194,224
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$19,646	$22,555
Total	$232,178	$216,779

June 2018 Form 10-Q	68

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

Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At June 30, 2018	At December 31, 2017
Trading assets	$32,682	$31,324
Loans (gross of allowance for loan losses)	—	228
Total	$32,682	$31,552

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

Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At June 30, 2018	At December 31, 2017
Collateral received with right to sell or repledge	$668,906	$599,244
Collateral that was sold or repledged	528,660	475,113

Customer Margin Lending and Other

$ in millions	At June 30, 2018	At December 31, 2017
Net customer receivables representing margin loans	$32,811	$32,112

The Firm provides margin lending arrangements which allow customers to borrow against the value of qualifying securities. Customer receivables representing margin loans are included within Customer and other receivables in the balance sheets. Under these agreements and transactions, the Firm receives collateral, including U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Firm. The Firm monitors required margin levels and established credit terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.

For a further discussion of the Firm’s margin lending activities, see Note 6 to the financial statements in the 2017 Form 10-K.

The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 10.

Restricted Cash and Segregated Securities

$ in millions	At June 30, 2018	At December 31, 2017
Restricted cash	$32,706	$34,231
Segregated securities[1]	25,974	20,549
Total	$58,680	$54,780

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.

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

Loans by Type

	At June 30, 2018
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$32,382	$13,366	$45,748
Consumer loans	27,954	—	27,954
Residential real estate loans	26,405	30	26,435
Wholesale real estate loans	9,866	2,351	12,217
Total loans, gross	96,607	15,747	112,354
Allowance for loan losses	(241)	—	(241)
Total loans, net	$96,366	$15,747	$112,113
Fixed rate loans, net			$14,593
Floating or adjustable rate loans, net			97,520
Loans to non-U.S. borrowers, net			15,417

69	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2017
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$29,754	$9,456	$39,210
Consumer loans	26,808	—	26,808
Residential real estate loans	26,635	35	26,670
Wholesale real estate loans	9,980	1,682	11,662
Total loans, gross	93,177	11,173	104,350
Allowance for loan losses	(224)	—	(224)
Total loans, net	$92,953	$11,173	$104,126
Fixed rate loans, net			$13,339
Floating or adjustable rate loans, net			90,787
Loans to non-U.S. borrowers, net			9,977

Credit Quality

For a further discussion about the Firm’s evaluation of credit transactions and monitoring and credit quality indicators, as well as factors considered by the Firm in determining the allowance for loan losses and impairments, see Notes 2 and 7 to the financial statements in the 2017 Form 10-K.

Loans Held for Investment before Allowance by Credit Quality

	At June 30, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$31,829	$27,949	$26,333	$8,794	$94,905
Special mention	187	5	—	555	747
Substandard	361	—	72	517	950
Doubtful	5	—	—	—	5
Loss	—	—	—	—	—
Total	$32,382	$27,954	$26,405	$9,866	$96,607

	At December 31, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$29,166	$26,802	$26,562	$9,480	$92,010
Special mention	188	6	—	200	394
Substandard	393	—	73	300	766
Doubtful	7	—	—	—	7
Loss	—	—	—	—	—
Total	$29,754	$26,808	$26,635	$9,980	$93,177

The following loans and lending commitments have been evaluated for a specific allowance. All remaining loans and lending commitments are assessed under the inherent allowance methodology.

Impaired Loans and Lending Commitments before Allowance

	At June 30, 2018
$ in millions	Corporate	Residential Real Estate	Total
Loans
With allowance	$17	$—	$17
Without allowance[1]	80	46	126
Total impaired loans	$97	$46	$143
UPB	106	46	152
Lending Commitments
With allowance	$9	$—	$9
Without allowance[1]	$193	$—	$193

	At December 31, 2017
$ in millions	Corporate	Residential Real Estate	Total
Loans
With allowance	$16	$—	$16
Without allowance[1]	118	45	163
Total impaired loans	$134	$45	$179
UPB	146	46	192
Lending Commitments
Without allowance[1]	$199	$—	$199

1.

At June 30, 2018 and December 31, 2017, no allowance was recorded for these loans and lending commitments as the present value of the expected future cash flows (or, alternatively, the observable market price of the instrument or the fair value of the collateral held) equaled or exceeded the carrying value.

Impaired Loans and Total Allowance by Region

	At June 30, 2018
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$139	$—	$4	$143
Total Allowance for loan losses	201	39	1	241

	At December 31, 2017
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$160	$9	$10	$179
Total Allowance for loan losses	194	27	3	224

Troubled Debt Restructurings

$ in millions	At June 30, 2018	At December 31, 2017
Loans	$65	$51
Lending commitments	20	28
Allowance for loan losses and lending commitments	4	10

Impaired loans and lending commitments classified as held for investment within corporate loans include TDRs as shown in the previous table. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions.

June 2018 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2017	$126	$4	$24	$70	$224
Gross charge-offs	(1)	—	—	—	(1)
Recoveries[1]	54	—	—	—	54
Net recoveries (charge-offs)	53	—	—	—	53
Provision (release)[1,2]	(51)	1	(5)	21	(34)
Other	(1)	—	(1)	—	(2)
June 30, 2018	$127	$5	$18	$91	$241
Inherent	$123	$5	$18	$91	$237
Specific	4	—	—	—	4

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$195	$4	$20	$55	$274
Recoveries	1	—	—	—	1
Provision (release)[2]	14	—	1	14	29
Other	1	—	—	1	2
June 30, 2017	$211	$4	$21	$70	$306
Inherent	$142	$4	$21	$70	$237
Specific	69	—	—	—	69

1.	The current quarter release was primarily due to the recovery of a previously charged off energy industry related loan.
2.	The Firm recorded a release of $53 million, and a provision of $7 million for loan losses in the current quarter and prior year quarter, respectively.

Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2017	$194	$1	$—	$3	$198
Provision (release)[1]	5	—	—	—	5
Other	—	—	—	(1)	(1)
June 30, 2018	$199	$1	$—	$2	$202
Inherent	$195	$1	$—	$2	$198
Specific	4	—	—	—	4

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$185	$1	$—	$4	$190
Provision (release)[1]	(3)	—	—	(1)	(4)
June 30, 2017	$182	$1	$—	$3	$186
Inherent	$179	$1	$—	$3	$183
Specific	3	—	—	—	3

1.	The Firm recorded a release of $2 million, and $7 million for lending commitments in the current quarter and prior year quarter, respectively.

Employee Loans

$ in millions	At June 30, 2018	At December 31, 2017
Balance	$3,564	$4,185
Allowance for loan losses	(74)	(77)
Balance, net	$3,490	$4,108
Repayment term range, in years	1 to 20	1 to 20

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

8. Equity Method Investments

Overview

Equity method investments other than certain investments in funds are summarized below and included in Other assets in the balance sheets with related income or loss included in Other revenues in the income statements. See the Measured Based on Net Asset Value table in Note 3 for the carrying value of the Firm’s fund interests, which are comprised of general and limited partnership interests, as well as any related performance-based fees in the form of carried interest.

Equity Method Investment Balances

$ in millions	At June 30, 2018	At December 31, 2017
Investments	$2,491	$2,623

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Income (loss)	$4	$(9)	$54	$—

Japanese Securities Joint Venture

Included in the equity method investments is the Firm’s 40% voting interest in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest. The Firm accounts for its equity method investment in MUMSS within the Institutional Securities business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Income from investment in MUMSS	$26	$23	$82	$71

71	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

9. Deposits

Deposits

$ in millions	At June 30, 2018	At December 31, 2017
Savings and demand deposits	$139,736	$144,487
Time deposits	33,066	14,949
Total	$172,802	$159,436
Deposits subject to FDIC insurance	$135,229	$127,017
Time deposits that equal or exceed the FDIC insurance limit	$11	$38

Time Deposit Maturities

$ in millions	At June 30, 2018
2018	$15,493
2019	8,840
2020	5,452
2021	1,466
2022	667
Thereafter	1,148

10. Borrowings and Other Secured Financings

Borrowings

$ in millions	At June 30, 2018	At December 31, 2017
Original maturities of one year or less	$2,329	$1,519
Original maturities greater than one year
Senior	$180,008	$180,835
Subordinated	9,907	10,228
Total	$189,915	$191,063
Total borrowings	$192,244	$192,582
Weighted average stated maturity, in years[1]	6.7	6.6

1.	Includes only borrowings with original maturities greater than one year.

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

Other Secured Financings by Original Maturity and Type

$ in millions	At June 30, 2018	At December 31, 2017
Original maturities:
Greater than one year	$8,439	$8,685
One year or less	745	2,034
Failed sales	706	552
Total	$9,890	$11,271

Failed Sales

For transfers that fail to meet the accounting criteria for a sale, the Firm continues to recognize the assets in Trading assets at fair value, and the Firm recognizes the associated liabilities in Other secured financings at fair value in the balance sheets.

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

11. Commitments, Guarantees and Contingencies

Commitments

	Years to Maturity at June 30, 2018
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$12,850	$47,036	$43,123	$12,723	$115,732
Consumer	6,895	—	11	—	6,906
Residential real estate	5	69	25	253	352
Wholesale real estate	268	337	17	100	722
Forward-starting secured financing receivables	84,321	—	—	1,177	85,498
Investment activities	489	77	42	253	861
Letters of credit and other financial guarantees	186	1	—	39	226
Total	$105,014	$47,520	$43,218	$14,545	$210,297
Corporate lending commitments participated to third parties					$7,183
Forward-starting secured financing receivables settled within three business days					$80,137

June 2018 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

For a further description of these commitments, refer to Note 12 to the financial statements in the 2017 Form 10-K.

Guarantees

Obligations under Guarantee Arrangements at June 30, 2018

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$50,155	$59,663	$62,985	$26,644	$199,447
Other credit contracts	—	—	—	119	119
Non-credit derivatives	2,166,063	1,346,622	414,569	643,110	4,570,364
Standby letters of credit and other financial guarantees issued[1]	897	1,062	1,304	5,053	8,316
Market value guarantees	16	110	24	—	150
Liquidity facilities	3,585	—	—	—	3,585
Whole loan sales guarantees	—	1	—	23,230	23,231
Securitization representations and warranties	—	—	—	62,081	62,081
General partner guarantees	4	51	342	30	427

$ in millions	Carrying Amount (Asset)/ Liability	Collateral/ Recourse
Credit derivatives[2]	$(207)	$—
Other credit contracts	11	—
Non-credit derivatives[2]	43,962	—
Standby letters of credit and other financial guarantees issued[1]	(241)	6,777
Market value guarantees	—	3
Liquidity facilities	(5)	5,770
Whole loan sales guarantees	9	—
Securitization representations and warranties	71	—
General partner guarantees	66	—

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

Finance Subsidiary

The Parent Company fully and unconditionally guarantees the securities issued by Morgan Stanley Finance LLC, a 100%-owned finance subsidiary.

73	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Firm, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Firm misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Firm knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Firm’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, the Firm believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

June 2018 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

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

In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging, in the District Court in Amsterdam, the prior set-off by the Firm of approximately €124 million (approximately $145 million) plus accrued interest of withholding tax

75	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. A hearing took place in this matter on September 19, 2017. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims. On June 6, 2018, the Dutch Authority filed an appeal against the decision issued by the District Court in Amsterdam. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately €124 million (approximately $145 million) plus accrued interest.

12. Variable Interest Entities and Securitization Activities

Overview

For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 13 to the financial statements in the 2017 Form 10-K.

Consolidated VIEs

Assets and Liabilities by Type of Activity

	At June 30, 2018		At December 31, 2017
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$282	$1	$378	$3
MABS[1]	73	52	249	210
Other[2]	2,545	1,030	1,174	250
Total	$2,900	$1,083	$1,801	$463

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

2.

Other primarily includes investment funds, certain operating entities, CLOs and structured transactions. At June 30, 2018, Other includes the consolidation of a fund managed by Mesa West Capital, LLC, which was acquired in the first quarter of 2018.

Assets and Liabilities by Balance Sheet Caption

	At June 30,	At December 31,
$ in millions	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$93	$69
Restricted cash	169	222
Trading assets at fair value	2,032	833
Customer and other receivables	21	19
Goodwill	18	18
Intangible assets	140	155
Other assets	427	485
Total	$2,900	$1,801
Liabilities
Other secured financings	$1,049	$438
Other liabilities and accrued expenses	34	25
Total	$1,083	$463
Noncontrolling interests	$441	$189

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

Non-consolidated VIEs

Most of the VIEs included in the following tables are sponsored by unrelated parties; the Firm’s involvement generally is the result of its secondary market-making activities, securities held in its Investment securities portfolio (see Note 5) and certain investments in funds.

June 2018 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

Non-consolidated VIEs
	At June 30, 2018
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (UPB)	$66,680	$11,274	$5,618	$3,277	$20,153
Maximum exposure to loss
Debt and equity interests	$8,013	$1,289	$1	$1,566	$4,388
Derivative and other contracts	—	—	3,585	—	2,627
Commitments, guarantees and other	762	427	—	150	327
Total	$8,775	$1,716	$3,586	$1,716	$7,342

Carrying value of exposure to loss—Assets
Debt and equity interests	$8,013	$1,289	$1	$1,157	$4,388
Derivative and other contracts	—	—	5	—	122
Total	$8,013	$1,289	$6	$1,157	$4,510
Additional VIE assets owned[1]					$12,173

	At December 31, 2017
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (UPB)	$89,288	$9,807	$5,306	$3,322	$31,934
Maximum exposure to loss
Debt and equity interests	$10,657	$1,384	$80	$1,628	$4,730
Derivative and other contracts	—	—	3,333	—	1,686
Commitments, guarantees and other	1,214	668	—	164	433
Total	$11,871	$2,052	$3,413	$1,792	$6,849

Carrying value of exposure to loss—Assets
Debt and equity interests	$10,657	$1,384	$43	$1,202	$4,730
Derivative and other contracts	—	—	5	—	184
Total	$10,657	$1,384	$48	$1,202	$4,914
Additional VIE assets owned[1]					$11,318

MTOB—Municipal tender option bonds

1.

Additional VIE Assets owned represents the carrying value of total exposure to non-consolidated VIEs that does not meet the criteria for detailed breakout in the previous table, primarily interests issued by securitization SPEs for which the maximum exposure to loss is less than specific thresholds.

The Firm’s maximum exposure to loss presented in the previous table is dependent on the nature of the Firm’s variable interest in the VIE and is limited to:

•	notional amounts of certain liquidity facilities;
•	other credit support;
•	total return swaps;
•	written put options; and
•	fair value of certain other derivatives and investments the Firm has made in the VIE.

Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect changes in fair value recorded by the Firm.

The Firm’s maximum exposure to loss presented in the previous table does not include:

•	offsetting benefit of any financial instruments that the Firm may utilize to hedge these risks associated with its variable interests; and
•	any reductions associated with the amount of collateral held as part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.

Liabilities issued by VIEs generally are non-recourse to the Firm.

The Firm’s primary risk exposure related to additional VIE assets owned is to the most subordinate class of beneficial interest, which are typically acquired by the Firm in the secondary market and generally issued by SPEs sponsored by unrelated parties. These assets, which generally consist of MABS, CDO, MTOB and other exposure, are primarily included in Trading assets—Corporate and other debt, Trading assets—Investments or AFS securities within its Investment securities portfolio and are measured at fair value (see Note 3). The Firm does not provide additional support in these transactions through contractual facilities, such as liquidity facilities, guarantees or similar derivatives. The Firm’s maximum exposure to loss generally equals the fair value of the assets owned.

Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2018		At December 31, 2017

$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$11,611	$813	$15,636	$1,272
Commercial mortgages	31,713	1,218	46,464	2,331
U.S. agency collateralized mortgage obligations	13,610	2,578	16,223	3,439
Other consumer or commercial loans	9,746	3,404	10,965	3,615
Total	$66,680	$8,013	$89,288	$10,657

77	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Transfers of Assets with Continuing Involvement

	At June 30, 2018

$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$14,383	$64,392	$14,904	$15,867
Retained interests
Investment grade	$—	$418	$619	$3
Non-investment grade (fair value)	1	57	—	296
Total	$1	$475	$619	$299
Interests purchased in the secondary market (fair value)
Investment grade	$—	$158	$40	$—
Non-investment grade	16	18	—	—
Total	$16	$176	$40	$—
Derivative assets (fair value)	$—	$—	$—	$222
Derivative liabilities (fair value)	—	—	—	164

	At December 31, 2017

$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets(UPB)[2]	$15,555	$62,744	$11,612	$17,060
Retained interests
Investment grade	$—	$293	$407	$4
Non-investment grade (fair value)	1	98	—	478
Total	$1	$391	$407	$482
Interests purchased in the secondary market (fair value)
Investment grade	$—	$94	$439	$—
Non-investment grade	16	66	—	4
Total	$16	$160	$439	$4
Derivative assets (fair value)	$1	$—	$—	$226
Derivative liabilities (fair value)	—	—	—	85

RML—Residential mortgage loans

CML—Commercial mortgage loans

1.	Amounts include CLO transactions managed by unrelated third parties.
2.	Amounts include assets transferred by unrelated transferors.

	Fair Value at June 30, 2018
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$624	$56	$680
Non-investment grade	10	344	354
Total	$634	$400	$1,034
Interests purchased in the secondary market
Investment grade	$183	$15	$198
Non-investment grade	21	13	34
Total	$204	$28	$232
Derivative assets	$97	$125	$222
Derivative liabilities	157	7	164

	Fair Value at December 31, 2017
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$407	$4	$411
Non-investment grade	22	555	577
Total	$429	$559	$988
Interests purchased in the secondary market
Investment grade	$531	$2	$533
Non-investment grade	57	29	86
Total	$588	$31	$619
Derivative assets	$78	$149	$227
Derivative liabilities	81	4	85

The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment.

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking underwriting net revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheets with changes in fair value recognized in the income statements.

Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
New transactions[1]	$5,624	$4,750	$11,758	$10,747
Retained interests	1,156	529	1,637	959
Sales of corporate loans to CLO SPEs[1,2]	142	239	236	418

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.	Sponsored by non-affiliates.

The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 11).

June 2018 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

The Firm also enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities, through which it retains the exposure to the securities as shown in the following table.

Assets Sold with Retained Exposure

$ in millions	At June 30, 2018	At December 31, 2017
Carrying value of assets derecognized at the time of sale and gross cash proceeds	$32,433	$19,115
Fair value
Assets sold	$32,089	$19,138
Derivative assets recognized in the balance sheets	204	176
Derivative liabilities recognized in the balance sheets	548	153

13. Regulatory Requirements

Regulatory Capital Framework and Requirements

For a discussion of the Firm’s regulatory capital framework, see Note 14 to the financial statements in the 2017 Form 10-K.

The Firm is required to maintain minimum risk-based and leverage-based capital ratios under the regulatory capital requirements. A summary of the calculations of regulatory capital, RWA and transition provisions follows.

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

In 2017 and 2018, each of the buffers is 50% and 75%, respectively, of the 2019 requirement noted above. Failure to maintain the buffers would result in restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

For a further discussion of the Firm’s calculation of risk-based capital ratios, see Note 14 to the financial statements in the 2017 Form 10-K.

The Firm’s Regulatory Capital and Capital Ratios

At June 30, 2018 and December 31, 2017, the Firm’s risk-based capital ratios are based on the Standardized Approach rules.

Regulatory Capital

	At June 30, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	8.6%	$61,352	15.8%
Tier 1 capital	10.1%	70,017	18.1%
Total capital	12.1%	79,681	20.6%
Total RWA	N/A	387,414	N/A
Leverage-based capital
Tier 1 leverage	4.0%	70,017	8.2%
Adjusted average assets[2]	N/A	852,726	N/A
SLR[3]	5.0%	70,017	6.4%
Supplementary leverage exposure[4]	N/A	1,096,953	N/A

	At December 31, 2017
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	7.3%	$61,134	16.5%
Tier 1 capital	8.8%	69,938	18.9%
Total capital	10.8%	80,275	21.7%
Total RWA	N/A	369,578	N/A
Leverage-based capital
Tier 1 leverage	4.0%	69,938	8.3%
Adjusted average assets[2]	N/A	842,270	N/A

1.

Percentages represent minimum required regulatory capital ratios—for risk-based capital the ratios are under the transitional rules. For risk- and leverage-based capital, regulatory compliance was determined based on capital ratios calculated under the transitional rules until December 31, 2017.

2.

Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the current quarter and the quarter ended December 31, 2017, respectively, adjusted for disallowed goodwill, intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

79	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

3.	The SLR became effective as a capital standard on January 1, 2018.
4.

Supplementary Leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily (i) potential future exposure for derivative exposures, gross-up for cash collateral netting where qualifying criteria are not met, and the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.

U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios

The OCC establishes capital requirements for our U.S. Bank Subsidiaries and evaluates their compliance with such capital requirements. Regulatory capital requirements for our U.S. Bank Subsidiaries are calculated in a similar manner to the Firm’s regulatory capital requirements, although G-SIB capital surcharge requirements do not apply to our U.S. Bank Subsidiaries.

The OCC’s regulatory capital framework includes Prompt Corrective Action (“PCA”) standards, including “well capitalized” PCA standards that are based on specified regulatory capital ratio minimums. For us to remain an FHC, our U.S. Bank Subsidiaries must remain well capitalized in accordance with the OCC’s PCA standards. In addition, failure by our U.S. Bank Subsidiaries to meet minimum capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. Bank Subsidiaries’ and the Firm’s financial statements.

At June 30, 2018 and December 31, 2017, the U.S. Bank Subsidiaries’ risk-based capital ratios are based on the Standardized Approach rules and exceeded well capitalized requirements.

MSBNA’s Regulatory Capital

	At June 30, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$15,065	18.7%
Tier 1 capital	8.0%	15,065	18.7%
Total capital	10.0%	15,327	19.1%
Leverage-based capital
Tier 1 leverage	5.0%	15,065	11.0%
SLR[2]	6.0%	15,065	8.4%

	At December 31, 2017
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$15,196	20.5%
Tier 1 capital	8.0%	15,196	20.5%
Total capital	10.0%	15,454	20.8%
Leverage-based capital
Tier 1 leverage	5.0%	15,196	11.8%

MSPBNA’s Regulatory Capital

	At June 30, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$6,608	24.6%
Tier 1 capital	8.0%	6,608	24.6%
Total capital	10.0%	6,649	24.8%
Leverage-based capital
Tier 1 leverage	5.0%	6,608	9.8%
SLR[2]	6.0%	6,608	9.4%

	At December 31, 2017
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$6,215	24.4%
Tier 1 capital	8.0%	6,215	24.4%
Total capital	10.0%	6,258	24.6%
Leverage-based capital
Tier 1 leverage	5.0%	6,215	9.7%

1.

Ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes. Regulatory compliance was determined based on capital ratios calculated under the transitional rules until December 31, 2017.

2.	The SLR became effective as a capital standard on January 1, 2018.

U.S. Broker-Dealer Regulatory Capital Requirements

MS&Co. Regulatory Capital

$ in millions	At June 30, 2018	At December 31, 2017
Net capital	$13,056	$10,142
Excess net capital	10,661	8,018

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.

As an Alternative Net Capital broker-dealer, and in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At June 30, 2018 and December 31, 2017, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.

June 2018 Form 10-Q	80

Notes to Consolidated Financial Statements (Unaudited)

MSSB LLC Regulatory Capital

$ in millions	At June 30, 2018	At December 31, 2017
Net capital	$2,710	$2,567
Excess net capital	2,556	2,400

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

14. Total Equity

Share Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Repurchases of common stock under the Firm’s share repurchase program	$1,250	$500	$2,500	$1,250

The Firm’s 2018 Capital Plan (“Capital Plan”) includes the share repurchase of up to $4.7 billion of outstanding common stock for the period beginning July 1, 2018 through June 30, 2019. Additionally, the Capital Plan includes quarterly common stock dividends of up to $0.30 per share.

On April 18, 2018, the Firm entered into a sales plan with MUFG whereby MUFG sells shares of the Firm’s common stock to the Firm, as part of the Firm’s share repurchase program. The sales plan, which began to be executed in the current quarter, is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Board of Governors of the Federal Reserve System and will have no impact on the strategic alliance between MUFG and the Firm, including the joint ventures in Japan.

Preferred Stock

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Dividends declared	$170	$170	$263	$260

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

Preferred Stock Outstanding

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At June 30, 2018	Liquidation Preference per Share	At June 30, 2018	At December 31, 2017
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
Total			$8,520	$8,520

1.

Series C is composed of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

81	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)1

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pension, Postretirement and Other	DVA	Total
March 31, 2018	$(715)	$(1,068)	$(710)	$(913)	$(3,406)
OCI during the period	(149)	(126)	6	605	336
June 30, 2018	$(864)	$(1,194)	$(704)	$(308)	$(3,070)

March 31, 2017	$(879)	$(504)	$(474)	$(593)	$(2,450)
OCI during the period	23	108	4	(173)	(38)
June 30, 2017	$(856)	$(396)	$(470)	$(766)	$(2,488)

December 31, 2017	$(767)	$(547)	$(591)	$(1,155)	$(3,060)
Cumulative adjustment for accounting changes[2]	(8)	(111)	(124)	(194)	(437)
OCI during the period	(89)	(536)	11	1,041	427
June 30, 2018	$(864)	$(1,194)	$(704)	$(308)	$(3,070)

December 31, 2016	$(986)	$(588)	$(474)	$(595)	$(2,643)
OCI during the period	130	192	4	(171)	155
June 30, 2017	$(856)	$(396)	$(470)	$(766)	$(2,488)

1.	Amounts net of tax and noncontrolling interests.
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

Components of Period Changes in OCI

	Three Months Ended June 30, 2018
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(86)	$(106)	$(192)	$(43)	$(149)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(86)	$(106)	$(192)	$(43)	$(149)

Change in net unrealized gains (losses) on AFS securities
OCI activity	$(162)	$39	$(123)	$—	$(123)
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$(165)	$39	$(126)	$—	$(126)

Pension, postretirement and other
OCI activity	$2	$—	$2	$—	$2
Reclassified to earnings	6	(2)	4	—	4
Net OCI	$8	$(2)	$6	$—	$6

Change in net DVA
OCI activity	$841	$(205)	$636	$34	$602
Reclassified to earnings	3	—	3	—	3
Net OCI	$844	$(205)	$639	$34	$605

	Three Months Ended June 30, 2017
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$1	$11	$12	$(11)	$23
Reclassified to earnings	—	—	—	—	—
Net OCI	$1	$11	$12	$(11)	$23

Change in net unrealized gains (losses) on AFS securities
OCI activity	$185	$(68)	$117	$—	$117
Reclassified to earnings	(14)	5	(9)	—	(9)
Net OCI	$171	$(63)	$108	$—	$108

Pension, postretirement and other
OCI activity	$3	$—	$3	$—	$3
Reclassified to earnings	1	—	1	—	1
Net OCI	$4	$—	$4	$—	$4

Change in net DVA
OCI activity	$(285)	$99	$(186)	$(10)	$(176)
Reclassified to earnings	4	(1)	3	—	3
Net OCI	$(281)	$98	$(183)	$(10)	$(173)

	Six Months Ended June 30, 2018[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(8)	$(67)	$(75)	$14	$(89)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(8)	$(67)	$(75)	$14	$(89)

Change in net unrealized gains (losses) on AFS securities
OCI activity	$(697)	$164	$(533)	$—	$(533)
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$(700)	$164	$(536)	$—	$(536)

Pension, postretirement and other
OCI activity	$2	$—	$2	$—	$2
Reclassified to earnings	12	(3)	9	—	9
Net OCI	$14	$(3)	$11	$—	$11

Change in net DVA
OCI activity	$1,421	$(345)	$1,076	$49	$1,027
Reclassified to earnings	18	(4)	14	—	14
Net OCI	$1,439	$(349)	$1,090	$49	$1,041

June 2018 Form 10-Q	82

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non-controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$44	$118	$162	$32	$130
Reclassified to earnings	—	—	—	—	—
Net OCI	$44	$118	$162	$32	$130

Change in net unrealized gains (losses) on AFS securities
OCI activity	$322	$(120)	$202	$—	$202
Reclassified to earnings	(16)	6	(10)	—	(10)
Net OCI	$306	$(114)	$192	$—	$192

Pension, postretirement and other
OCI activity	$3	$—	$3	$—	$3
Reclassified to earnings	1	—	1	—	1
Net OCI	$4	$—	$4	$—	$4

Change in net DVA
OCI activity	$(278)	$98	$(180)	$(3)	$(177)
Reclassified to earnings	8	(2)	6	—	6
Net OCI	$(270)	$96	$(174)	$(3)	$(171)

1.	Exclusive of 2018 cumulative adjustments related to the adoption of certain accounting updates in the current year period. Refer to the table below and Note 2 for further information.

Cumulative Adjustments to Retained Earnings Related to Adoption of Accounting Updates

$ in millions	Six Months Ended June 30, 2018
Revenue from contracts with customers	$(32)
Derivatives and hedging–targeted improvements to accounting for hedging activities	(99)
Reclassification of certain tax effects from AOCI	443
Other[1]	(6)
Total	$306

$ in millions	Six Months Ended June 30, 2017
Improvements to employee share-based payment accounting[2]	(30)
Intra-entity transfers of assets other than inventory	(5)
Total	$(35)

1.

Other includes the adoption of accounting updates related to Recognition and Measurement of Financial Assets and Financial Liabilities (other than the provision around presenting unrealized DVA in OCI which we early adopted in 2016) and Derecognition of Nonfinancial Assets. The impact of these adoptions on Retained earnings was not significant.

2.	See Note 2 to the 2017 Form 10-K for further information.

15. Earnings per Common Share

Calculation of Basic and Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2018	2017	2018	2017
Basic EPS
Income from continuing operations	$2,469	$1,796	$5,175	$3,789
Income (loss) from discontinued operations	(2)	(5)	(4)	(27)
Net income	2,467	1,791	5,171	3,762
Net income applicable to noncontrolling interests	30	34	66	75
Net income applicable to Morgan Stanley	2,437	1,757	5,105	3,687
Preferred stock dividends and other	170	170	263	260
Earnings applicable to Morgan Stanley common shareholders	$2,267	$1,587	$4,842	$3,427
Weighted average common shares outstanding	1,720	1,791	1,730	1,796
Earnings per basic common share
Income from continuing operations	$1.32	$0.89	$2.80	$1.92
Income (loss) from discontinued operations	—	—	—	(0.01)
Earnings per basic common share	$1.32	$0.89	$2.80	$1.91

Diluted EPS
Earnings applicable to Morgan Stanley common shareholders	$2,267	$1,587	$4,842	$3,427
Weighted average common shares outstanding	1,720	1,791	1,730	1,796
Effect of dilutive securities: Stock options and RSUs[1]	28	39	30	40
Weighted average common shares outstanding and common stock equivalents	1,748	1,830	1,760	1,836
Earnings per diluted common share
Income from continuing operations	$1.30	$0.87	$2.75	$1.88
Income (loss) from discontinued operations	—	—	—	(0.01)
Earnings per diluted common share	$1.30	$0.87	$2.75	$1.87
Weighted average antidilutive RSUs and stock options (excluded from the computation of diluted EPS)[1]	1	—	1	—

1.

RSUs that are considered participating securities are treated as a separate class of securities in the computation of basic EPS, and, therefore, such RSUs are not included as incremental shares in the diluted EPS computation.

83	June 2018 Form 10-Q

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Interest income
Investment securities	$417	$304	$841	$630
Loans	1,074	798	2,012	1,546
Securities purchased under agreements to resell and Securities borrowed[1]	366	29	581	10
Trading assets, net of Trading liabilities	576	491	1,116	955
Customer receivables and Other[2]	861	484	1,604	930
Total interest income	$3,294	$2,106	$6,154	$4,071

Interest expense
Deposits	$273	$14	$432	$25
Borrowings	1,258	1,067	2,396	2,088
Securities sold under agreements to repurchase and Securities loaned[3]	446	339	848	587
Customer payables and Other[4]	411	(65)	597	(151)
Total interest expense	$2,388	$1,355	$4,273	$2,549
Net interest	$906	$751	$1,881	$1,522

1.	Includes fees paid on Securities borrowed.
2.	Includes interest from Customer receivables and Cash and cash equivalents.
3.	Includes fees received on Securities loaned.
4.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

17. Employee Benefit Plans

The Firm sponsors various retirement plans for the majority of its U.S. employees. The Firm provides certain other postretirement benefits, primarily health care and life insurance, to eligible U.S. employees.

Components of Net Periodic Benefit Expense (Income) for Pension and Other Postretirement Plans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Service cost, benefits earned during the period	$4	$4	$8	$8
Interest cost on projected benefit obligation	35	38	69	75
Expected return on plan assets	(28)	(29)	(56)	(58)
Net amortization of prior service credit	—	(4)	—	(8)
Net amortization of actuarial loss	6	4	12	8
Net periodic benefit expense (income)	$17	$13	$33	$25

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

The Firm is currently at various levels of field examination with respect to audits by the IRS, as well as New York State and New York City, for tax years 2009-2016 and 2007-2014, respectively.

The Firm believes that the resolution of the above tax matters will not have a material effect on the annual financial statements, although a resolution could have a material impact in the income statements and effective tax rate for any period in which such resolution occurs.

Furthermore, by the end of the first quarter of 2018, the Firm reached a conclusion with the U.K. tax authorities on certain issues through tax year 2010, the resolution of which did not have a material impact on the financial statements or effective tax rate.

See Note 11 regarding the Dutch Tax Authority’s challenge, in the District Court in Amsterdam (matters styled Case number 15/3637 and Case number 15/4353), of the Firm’s entitlement to certain withholding tax credits which may impact the balance of unrecognized tax benefits.

June 2018 Form 10-Q	84

Notes to Consolidated Financial Statements (Unaudited)

It is reasonably possible that significant changes in the balance of unrecognized tax benefits occur within the next 12 months. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on the Firm’s effective tax rate over the next 12 months.

The Firm’s effective tax rate for the current quarter and current year period included recurring-type discrete tax benefits associated with employee share-based payments of $17 million and $164 million, respectively. Additionally, as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters the Firm’s effective tax rate for the current quarter and current year period included intermittent net discrete tax benefits of $88 million with a corresponding reduction in the total amount of gross unrecognized tax benefits (excluding federal benefit of state items, competent authority and foreign tax credit offsets) of approximately $430 million.

19. Segment, Geographic and Revenue Information

Segment Information

For a discussion about the Firm’s business segments, see Note 21 to the financial statements in the 2017 Form 10-K.

Selected Financial Information by Business Segment

	Three Months Ended June 30, 2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1,2]	$1,699	$114	$—	$(20)	$1,793
Trading	3,128	135	16	14	3,293
Investments	89	3	55	—	147
Commissions and fees[1]	674	442	—	(77)	1,039
Asset management[1]	102	2,514	610	(37)	3,189
Other	168	74	3	(2)	243
Total non-interest revenues[3,4]	5,860	3,282	684	(122)	9,704
Interest income	2,195	1,320	17	(238)	3,294
Interest expense	2,341	277	10	(240)	2,388
Net interest	(146)	1,043	7	2	906
Net revenues	$5,714	$4,325	$691	$(120)	$10,610
Income from continuing operations before income taxes	$1,812	$1,157	$140	$—	$3,109
Provision for income taxes	323	281	36	—	640
Income from continuing operations	1,489	876	104	—	2,469
Income (loss) from discontinued operations, net of income taxes	(2)	—	—	—	(2)
Net income	1,487	876	104	—	2,467
Net income applicable to noncontrolling interests	30	—	—	—	30
Net income applicable to Morgan Stanley	$1,457	$876	$104	$—	$2,437

	Three Months Ended June 30, 2017
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,413	$135	$—	$(18)	$1,530
Trading	2,725	207	(3)	2	2,931
Investments	37	1	125	—	163
Commissions and fees	630	424	—	(27)	1,027
Asset management	89	2,302	539	(28)	2,902
Other	126	73	4	(4)	199
Total non-interest revenues	5,020	3,142	665	(75)	8,752
Interest income	1,243	1,114	1	(252)	2,106
Interest expense	1,501	105	1	(252)	1,355
Net interest	(258)	1,009	—	—	751
Net revenues	$4,762	$4,151	$665	$(75)	$9,503
Income from continuing operations before income taxes	$1,443	$1,057	$142	$—	$2,642
Provision for income taxes	413	392	41	—	846
Income from continuing operations	1,030	665	101	—	1,796
Income (loss) from discontinued operations, net of income taxes	(5)	—	—	—	(5)
Net income	1,025	665	101	—	1,791
Net income applicable to noncontrolling interests	33	—	1	—	34
Net income applicable to Morgan Stanley	$992	$665	$100	$—	$1,757

	Six Months Ended June 30, 2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1,2]	$3,212	$254	$—	$(39)	$3,427
Trading	6,771	244	21	27	7,063
Investments	138	3	132	—	273
Commissions and fees[1]	1,418	940	—	(146)	2,212
Asset management[1]	212	5,009	1,236	(76)	6,381
Other	304	137	13	(4)	450
Total non-interest revenues[3,4]	12,055	6,587	1,402	(238)	19,806
Interest income	3,999	2,600	18	(463)	6,154
Interest expense	4,240	488	11	(466)	4,273
Net interest	(241)	2,112	7	3	1,881
Net revenues	$11,814	$8,699	$1,409	$(235)	$21,687
Income from continuing operations before income taxes	$3,924	$2,317	$288	$—	$6,529
Provision for income taxes	772	527	55	—	1,354
Income from continuing operations	3,152	1,790	233	—	5,175
Income (loss) from discontinued operations, net of income taxes	(4)	—	—	—	(4)
Net income	3,148	1,790	233	—	5,171
Net income applicable to noncontrolling interests	64	—	2	—	66
Net income applicable to Morgan Stanley	$3,084	$1,790	$231	$—	$5,105

85	June 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,830	$280	$—	$(35)	$3,075
Trading	5,737	445	(14)	(2)	6,166
Investments	103	2	223	—	328
Commissions and fees	1,250	864	—	(54)	2,060
Asset management	180	4,486	1,056	(53)	5,669
Other	299	129	8	(8)	428
Total non-interest revenues	10,399	6,206	1,273	(152)	17,726
Interest income	2,367	2,193	2	(491)	4,071
Interest expense	2,852	190	1	(494)	2,549
Net interest	(485)	2,003	1	3	1,522
Net revenues	$9,914	$8,209	$1,274	$(149)	$19,248
Income from continuing operations before income taxes	$3,173	$2,030	$245	$2	$5,450
Provision for income taxes	872	718	71	—	1,661
Income from continuing operations	2,301	1,312	174	2	3,789
Income (loss) from discontinued operations, net of income taxes	(27)	—	—	—	(27)
Net income	2,274	1,312	174	2	3,762
Net income applicable to noncontrolling interests	68	—	7	—	75
Net income applicable to Morgan Stanley	$2,206	$1,312	$167	$2	$3,687

I/E–Intersegment Eliminations

1.

Approximately 85% of Investment banking revenues and substantially all of Commissions and fees and Asset management revenues in the current quarter and current year period were determined under the Revenues from Contracts with Customers accounting update.

2.

Current quarter Institutional Securities Investment banking revenues are composed of $618 million of Advisory and $1,081 million of Underwriting revenues. Current year period Institutional Securities Investment banking revenues are composed of $1,192 million of Advisory and $2,020 million of Underwriting revenues.

3.

The Firm enters into certain contracts which contain a current obligation to perform services in the future. Excluding contracts where billing is commensurate with the value of the services performed at each stage of the contract, contracts with variable consideration that is subject to reversal, and contracts with less than one year duration, we expect to record the following approximate annual revenues in the future: $100 million per year over the next three years; between $10 million and $50 million per year thereafter through 2035. These revenues are primarily related to certain commodities contracts with customers.

4.

Includes $862 million and $1,628 million in revenue recognized in the current quarter and current year period, respectively, where some or all services were performed in prior periods. This amount is primarily composed of investment banking advisory fees, and distribution fees.

Total Assets by Business Segment

$ in millions	At June 30, 2018	At December 31, 2017
Institutional Securities	$683,888	$664,974
Wealth Management	186,049	182,009
Investment Management	5,938	4,750
Total[1]	$875,875	$851,733

1.	Parent assets have been fully allocated to the business segments.

Additional Information – Investment Management

Net Unrealized Performance-based Fees

$ in millions	At June 30, 2018	At December 31, 2017
Net cumulative unrealized performance-based fees at risk of reversing	$426	$442

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

Reduction of Fees due to Fee Waivers

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Fee waivers	$16	$23	$34	$45

The Firm waives a portion of its fees in the Investment Management business segment from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940.

Geographic Information

For a discussion about the Firm’s geographic net revenues, see Note 21 to the financial statements in the 2017 Form 10-K.

June 2018 Form 10-Q	86

Notes to Consolidated Financial Statements (Unaudited)

Net Revenues by Region

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2018	2017	2018	2017
Americas	$7,614	$6,746	$15,632	$13,834
EMEA	1,829	1,606	3,537	3,095
Asia	1,167	1,151	2,518	2,319
Total	$10,610	$9,503	$21,687	$19,248

Additional Information—Revenues from Contracts with Customers

Change in Revenue as a Result of Application of the New
Revenue Recognition Standard

$ in millions	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Gross presentation impact
Investment banking—
Advisory	$29	$44
Underwriting	57	102
Asset management	7	14
Other	15	27
Subtotal	108	187
Timing impact
Investment banking—
Advisory	15	15
Asset management	(18)	(16)
Other	3	5
Subtotal	—	4
Total change	$108	$191

As a result of adopting the accounting update Revenue from Contracts with Customers, the accounting for certain transactions has changed (see Note 2 for further details). As summarized in the previous table, the change is composed of transactions which are now presented on a gross basis within both Non-interest revenues and Non-interest expenses as well as transactions where revenues are recognized with different timing compared to the previous GAAP. For example, timing impacts shown as negative amounts in the previous table represent revenues for which recognition has been deferred to future periods under the new standard.

Receivables from Contracts with Customers

$ in millions	At June 30, 2018	At January 1, 2018
Customer and other receivables	$2,462	$2,805

Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and has the right per the contract to bill customers.

20. Subsequent Events

The Firm has evaluated subsequent events for adjustment to or disclosure in the financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto.

87	June 2018 Form 10-Q

Financial Data Supplement (Unaudited) Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30,
	2018			2017
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets[1]
Investment securities[2]	$79,502	$417	2.1%	$74,855	$304	1.6%
Loans[2]	111,939	1,074	3.8	96,230	798	3.3
Securities purchased under agreements to resell and Securities borrowed3:
U.S.	137,413	463	1.4	129,845	140	0.4
Non-U.S.	90,114	(97)	(0.4)	90,200	(111)	(0.5)
Trading assets, net of Trading liabilities4:
U.S.	56,327	525	3.7	60,963	476	3.1
Non-U.S.	7,926	51	2.6	3,409	15	1.8
Customer receivables and Other5:
U.S.	66,954	623	3.7	65,736	344	2.1
Non-U.S.	33,722	238	2.8	28,012	140	2.0
Total	$583,897	$3,294	2.3%	$549,250	$2,106	1.5%
Interest bearing liabilities
Deposits[2]	$165,251	$273	0.7%	$146,982	$14	—%
Borrowings[2,6]	192,122	1,258	2.6	180,918	1,067	2.4
Securities sold under agreements to repurchase and Securities loaned7:
U.S.	24,868	321	5.2	35,066	245	2.8
Non-U.S.	39,536	125	1.3	36,974	94	1.0
Customer payables and Other8:
U.S.	121,968	208	0.7	130,814	(98)	(0.3)
Non-U.S.	72,915	203	1.1	64,135	33	0.2
Total	$616,660	$2,388	1.6%	$594,889	$1,355	0.9%
Net interest income and net interest rate spread		$906	0.7%		$751	0.6%

June 2018 Form 10-Q	88

Financial Data Supplement (Unaudited) Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30,
	2018			2017
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets[1]
Investment securities[2]	$80,016	$841	2.1%	$77,758	$630	1.6%
Loans[2]	108,193	2,012	3.8	95,799	1,546	3.3
Securities purchased under agreements to resell and Securities borrowed[3]:
U.S.	130,611	772	1.2	128,775	216	0.3
Non-U.S.	89,074	(191)	(0.4)	92,354	(206)	(0.4)
Trading assets, net of Trading liabilities[4]:
U.S.	55,089	1,012	3.7	58,390	922	3.2
Non-U.S.	6,051	104	3.5	2,630	33	2.5
Customer receivables and Other[5]:
U.S.	69,003	1,165	3.4	66,143	681	2.1
Non-U.S.	34,126	439	2.6	27,622	249	1.8
Total	$572,163	$6,154	2.2%	$549,471	$4,071	1.5%
Interest bearing liabilities
Deposits[2]	$162,607	$432	0.5%	$150,309	$25	—%
Borrowings[2,6]	193,323	2,396	2.5	175,937	2,088	2.4
Securities sold under agreements to repurchase and Securities loaned[7]:
U.S.	24,948	607	4.9	35,199	417	2.4
Non-U.S.	40,091	241	1.2	37,654	170	0.9
Customer payables and Other[8]:
U.S.	121,798	257	0.4	130,836	(183)	(0.3)
Non-U.S.	71,210	340	1.0	60,160	32	0.1
Total	$613,977	$4,273	1.4%	$590,095	$2,549	0.9%
Net interest income and net interest rate spread		$1,881	0.8%		$1,522	0.6%

1.	Prior period amounts have been revised to conform to the current presentation.
2.	Amounts include primarily U.S. balances.
3.	Includes fees paid on Securities borrowed.
4.	Trading assets, net of Trading liabilities exclude non-interest earning assets and non-interest bearing liabilities, such as equity securities.
5.	Includes interest from Customer receivables and Cash and cash equivalents.
6.

The Firm also issues structured notes that have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, which are recorded within Trading revenues (see Notes 3 and 11 to the financial statements in the 2017 Form 10-K).

7.

Includes fees received on Securities loaned. The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.

8.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

89	June 2018 Form 10-Q

Financial Data Supplement (Unaudited) Effect of Volume and Rate Changes on Net Interest Income

	Current Quarter versus Prior Year Quarter			Current Year Period versus Prior Year Period
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets
Investment securities	$19	$94	$113	$18	$193	$211
Loans	130	146	276	201	265	466
Securities purchased under agreements to resell and Securities borrowed:
U.S.	8	315	323	8	548	556
Non-U.S.	—	14	14	10	5	15
Trading assets, net of Trading liabilities:
U.S.	(36)	85	49	(44)	134	90
Non-U.S.	20	16	36	30	41	71
Customer receivables and Other:
U.S.	6	273	279	18	466	484
Non-U.S.	29	69	98	70	120	190
Change in interest income	$176	$1,012	$1,188	$311	$1,772	$2,083
Interest bearing liabilities
Deposits	$2	$257	$259	$2	$405	$407
Borrowings	66	125	191	207	101	308
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(71)	147	76	(116)	306	190
Non-U.S.	7	24	31	9	62	71
Customer payables and Other:
U.S.	7	299	306	7	433	440
Non-U.S.	5	165	170	5	303	308
Change in interest expense	$16	$1,017	$1,033	$114	$1,610	$1,724
Change in net interest income	$160	$(5)	$155	$197	$162	$359

June 2018 Form 10-Q	90

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

MSMS—Morgan Stanley MUFG Securities Co., Ltd.

MSPBNA—Morgan Stanley Private Bank, National Association

MSSB LLC—Morgan Stanley Smith Barney LLC

MUFG—Mitsubishi UFJ Financial Group, Inc.

MUMSS—Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

MWh—Megawatt hour

N/A—Not Applicable

91	June 2018 Form 10-Q

Glossary of Common Acronyms

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

UPB—Unpaid principal balance

U.S.—United States of America

U.S. DOL—U.S. Department of Labor

U.S. GAAP—Accounting principles generally accepted in the United States of America

VaR—Value-at-Risk

VAT—Value-added tax

VIE—Variable interest entities

WACC—Implied weighted average cost of capital

WM—Wealth Management

June 2018 Form 10-Q	92

Other Information

Legal Proceedings

The following new matters and developments have occurred since previously reporting certain matters in the Firm’s 2017 Form 10-K and the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (the “First Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in the 2017 Form 10-K and Part II, Item 1 of the First Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matters

On June 27, 2018, the Firm in China Development Industrial Bank (“CDIB”) v. Morgan Stanley & Co. Incorporated et al. filed a motion for summary judgment and spoliation sanctions against CDIB.

On June 8, 2018, the parties in Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al. reached an agreement in principle to settle the litigation.

On June 26, 2018, the parties in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. entered into an agreement to settle the litigation.

European Matters

On May 17, 2018, the hearing for the parties’ final submissions was held in the case styled Banco Popolare Societá Cooperativa v. Morgan Stanley & Co. International plc & others.

On June 6, 2018, the Dutch Tax Authority filed an appeal against the decision issued by the District Court in Amsterdam in matters styled Case number 15/3637 and Case number 15/4353.

On June 8, 2018, the City Court of Copenhagen, Denmark ordered that the matters styled Case number BS 99-6998/2017 and Case number B-2073-16 be heard together before the High Court of Eastern Denmark. On June 29, 2018, the Firm filed its defense to the matter styled Case number B-2073-16.

On June 15, 2018, the Court of Accounts for the Republic of Italy in the matter styled Case number 2012/00406/MNV issued a decision declining jurisdiction and dismissing the claim against the Firm. On July 24, 2018, the Firm was served with an appeal by the public prosecutor.

Currency Related Matters

On June 13, 2018, the Firm entered into an agreement to settle a proceeding before Brazil’s Council for Economic Defense related to alleged anticompetitive activity in the foreign exchange market related to the Brazilian Real.

Other Litigation

On June 22, 2018, the parties in Genesee County Employees’ Retirement System v. Bank of America Corporation et al. entered into an agreement to settle the litigation. The court granted preliminary approval of the settlement on June 26, 2018.

93	June 2018 Form 10-Q

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the current quarter ended June 30, 2018.

Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1, 2018—April 30, 2018)
Share Repurchase Program[2]	3,291,200	$53.42	3,291,200	$1,074
Employee transactions[3]	991,956	$53.04	—	—

Month #2 (May 1, 2018—May 31, 2018)
Share Repurchase Program[2]	8,301,300	$53.32	8,301,300	$632
Employee transactions[3]	33,887	$51.73	—	—

Month #3 (June 1, 2018—June 30, 2018)
Share Repurchase Program[2]	12,246,810	$51.57	12,246,810	$—
Employee transactions[3]	17,641	$50.60	—	—

Quarter ended at June 30, 2018
Share Repurchase Program[2]	23,839,310	$52.43	23,839,310	$—
Employee transactions[3]	1,043,484	$52.96	—	—

1.

Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time. On April 18, 2018, the Firm entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and Morgan Stanley & Co. LLC (“MS&Co.”) whereby MUFG will sell shares of the Firm’s common stock to the Firm, through its agent MS&Co., as part of the Company’s share repurchase program (as defined below). The sales plan is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and will have no impact on the strategic alliance between MUFG and the Firm, including the joint venture in Japan.

2.

The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Firm are subject to regulatory approval. On June 28, 2018, the Federal Reserve published summary results of CCAR and the Firm received a conditional non-objection to its 2018 Capital Plan, where the only condition was that the Firm’s capital distributions not exceed the greater of the actual distributions it made over the previous four calendar quarters or the annualized average of actual distributions over the previous eight calendar quarters. As a result, the Firm’s 2018 Capital Plan includes a share repurchase of up to $4.7 billion of its outstanding common stock during the period beginning July 1, 2018 through June 30, 2019. During the quarter ended June 30, 2018, the Firm repurchased approximately $1.25 billion of the Firm’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management.”

3.	Includes shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans.

June 2018 Form 10-Q	94

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

Exhibits

An exhibit index has been filed as part of this Report on page E-1.

95	June 2018 Form 10-Q

Exhibit Index

Morgan Stanley

Quarter Ended June 30, 2018

Exhibit No.	Description
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (unaudited).

15	Letter of awareness from Deloitte & Touche LLP, dated August 3, 2018, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Consolidated Income Statements—Three Months and Six Months Ended June 30, 2018 and 2017, (ii) the Consolidated Comprehensive Income Statements—Three Months and Six Months Ended June 30, 2018 and 2017, (iii) the Consolidated Balance Sheets—at June 30, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Total Equity—Six Months Ended June 30, 2018 and 2017, (v) the Consolidated Cash Flow Statements—Six Months Ended June 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

E-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By: /s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By: /s/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer

Date: August 3, 2018

S-1