Form 10-Q
period 2018-09-30
MORGAN STANLEY
filed 2018-11-05
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2018, there were 1,720,154,771 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2018

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

1	September 2018 Form 10-Q

Management’s Discussion and Analysis

Executive Summary

Overview of Financial Results

Consolidated Results

Net Revenues

($ in millions)

Net Income Applicable to Morgan Stanley

($ in millions)

Earnings per Common Share1

1.	For the calculation of basic and diluted EPS, see Note 15 to the financial statements.
•

We reported net revenues of $9,872 million in the quarter ended September 30, 2018 (“current quarter,” or “3Q 2018”), compared with $9,197 million in the quarter ended September 30, 2017 (“prior year quarter,” or “3Q 2017”). For the current quarter, net income applicable to Morgan Stanley was $2,112 million, or $1.17 per diluted common share, compared with $1,781 million, or $0.93 per diluted common share, in the prior year quarter.

•

We reported net revenues of $31,559 million in the nine months ended September 30, 2018 (“current year period,” or “YTD 2018”), compared with $28,445 million in the nine months ended September 30, 2017 (“prior year period,” or “YTD 2017”). For the current year period, net income applicable to Morgan Stanley was $7,217 million, or $3.92 per diluted common share, compared with $5,468 million, or $2.79 per diluted common share, in the prior year period.

September 2018 Form 10-Q	2

Management’s Discussion and Analysis

Non-interest Expenses1

($ in millions)

1.	The percentages on the bars in the charts represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
•

Compensation and benefits expenses of $4,310 million in the current quarter and $13,845 million in the current year period increased 3% and 7%, respectively, from $4,169 million in the prior year quarter and $12,887 million in the prior year period. These results primarily reflected increases in discretionary incentive compensation mainly driven by higher revenues as well as salaries across all business segments. These increases were partially offset by a decrease in the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses were $2,711 million in the current quarter and $8,334 million in the current year period compared with $2,546 million in the prior year quarter and $7,626 million in the prior year period, representing a 6% and a 9% increase, respectively. These increases were primarily as a result of higher volume-related expenses, the gross presentation of certain expenses due to the adoption of the accounting update Revenue from Contracts with Customers (see Notes 2 and 19 to the financial statements for further information) and increased investment in technology. In the current quarter, these increases were partially offset by lower litigation expenses.

Income Taxes

The current year period includes intermittent net discrete tax benefits of $92 million, primarily associated with new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters. The prior year quarter and prior year period included intermittent net discrete tax benefits of $83 million and $65 million, respectively, primarily resulting from the remeasurement of certain deferred taxes. In addition, the effective tax rate is lower in the current quarter and current year period compared with the corresponding prior periods primarily as a result of the enactment of the U.S. Tax Cuts and Jobs Act (“Tax Act”). For further information, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

3	September 2018 Form 10-Q

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Income from continuing operations applicable to Morgan Stanley	$2,113	$1,775	$7,222	$5,489
Income (loss) from discontinued operations applicable to Morgan Stanley	(1)	6	(5)	(21)
Net income applicable to Morgan Stanley	2,112	1,781	7,217	5,468
Preferred stock dividends and other	93	93	356	353
Earnings applicable to Morgan Stanley common shareholders	$2,019	$1,688	$6,861	$5,115
Expense efficiency ratio[1]	71.1%	73.0%	70.3%	72.1%
ROE[2]	11.5%	9.6%	13.1%	9.8%
ROTCE[2]	13.2%	11.0%	15.1%	11.3%

in millions, except per share and employee data	At September 30, 2018	At December 31, 2017
GLR[3]	$214,848	$192,660
Loans[4]	$109,983	$104,126
Total assets	$865,517	$851,733
Deposits	$175,185	$159,436
Borrowings	$190,889	$192,582
Common shares outstanding	1,726	1,788
Common shareholders’ equity	$70,183	$68,871
Tangible common shareholders’ equity[2]	$61,265	$59,829
Book value per common share[5]	$40.67	$38.52
Tangible book value per common share[2,5]	$35.50	$33.46
Worldwide employees	59,835	57,633

	At September 30, 2018	At December 31, 2017
Capital ratios[6]
Common Equity Tier 1 capital ratio	16.7%	16.5%
Tier 1 capital ratio	19.0%	18.9%
Total capital ratio	21.6%	21.7%
Tier 1 leverage ratio	8.2%	8.3%
SLR[7]	6.4%	6.5%

1.	The expense efficiency ratio represents total non-interest expense as a percentage of net revenues.
2.	Represents a non-GAAP measure. See “Selected Non-GAAP Financial Information” herein.
3.	For a discussion of the GLR, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
4.

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 7 to the financial statements).

5.	Book value per common share and tangible book value per common share equal common shareholders’ equity and tangible common shareholders’ equity, respectively, divided by common shares outstanding.
6.

Beginning in 2018, our risk based capital ratios are based on the Standardized Approach fully phased-in rules. At December 31, 2017, our risk based capital ratios were based on the Standardized Approach transitional rules. For a discussion of our regulatory capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

7.	The SLR became effective as a capital standard on January 1, 2018. For a discussion of the SLR, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

Business Segment Results

Net Revenues by Segment1, 2

($ in millions)

September 2018 Form 10-Q	4

Management’s Discussion and Analysis

Net Income Applicable to Morgan Stanley by Segment1, 3

($ in millions)

1.	The percentages in the charts represent the contribution of each business segment to the total. Amounts do not necessarily total to 100% due to intersegment eliminations, where applicable.
2.

The total amount of Net Revenues by Segment includes intersegment eliminations of $(109) million and $(74) million in the current quarter and prior year quarter, respectively, and $(344) million and $(223) million in the current year period and prior year period, respectively.

3.

The total amount of Net Income Applicable to Morgan Stanley by Segment includes intersegment eliminations of $(1) million and $(4) million in the current quarter and prior year quarter, respectively, and $(1) million and $(2) million in the current year period and the prior year period, respectively.

•

Institutional Securities net revenues of $4,929 million in the current quarter and $16,743 million in the current year period increased 13% from the prior year quarter and 17% from the prior year period primarily reflecting higher revenues from both sales and trading and Investment banking.

•

Wealth Management net revenues of $4,399 million in the current quarter and $13,098 million in the current year period increased 4% from the prior year quarter and 5% from the prior year period primarily reflecting growth in Asset management revenues.

•

Investment Management net revenues of $653 million in the current quarter and $2,062 million in the current year period decreased 3% from the prior year quarter and increased 6% from the prior year period. The current quarter results primarily reflected lower investment gains. The current year period reflected higher Asset management revenues, partially offset by lower investment gains.

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

5	September 2018 Form 10-Q

Management’s Discussion and Analysis

differences between the U.S. GAAP financial measure and the non-GAAP financial measure.

The principal non-GAAP financial measures presented in this document are set forth below.

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions, except	Three Months Ended September 30,		Nine Months Ended September 30,
per share data	2018	2017	2018	2017
Net income applicable to Morgan Stanley	$2,112	$1,781	$7,217	$5,468
Impact of adjustments	(4)	(83)	(92)	(65)
Adjusted net income applicable to Morgan Stanley—non-GAAP[1]	$2,108	1,698	$7,125	5,403
Earnings per diluted common share	$1.17	$0.93	$3.92	$2.79
Impact of adjustments	—	(0.05)	(0.05)	(0.03)
Adjusted earnings per diluted common share—non-GAAP[1]	$1.17	$0.88	$3.87	$2.76
Effective income tax rate	24.4%	28.1%	21.9%	29.7%
Impact of adjustments	0.2%	3.3%	0.9%	0.8%
Adjusted effective income tax rate—non-GAAP[1]	24.6%	31.4%	22.8%	30.5%

$ in millions	At September 30, 2018	At December 31, 2017
Tangible Equity
U.S. GAAP
Morgan Stanley shareholders’ equity	$78,703	$77,391
Less: Goodwill and net intangible assets	(8,918)	(9,042)
Morgan Stanley tangible shareholders’ equity—non-GAAP	$69,785	$68,349
U.S. GAAP
Common equity	$70,183	$68,871
Less: Goodwill and net intangible assets	(8,918)	(9,042)
Tangible common equity—non-GAAP	$61,265	$59,829

$ in millions	Average Monthly Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tangible Equity
U.S. GAAP
Morgan Stanley shareholders’ equity	$78,760	$79,007	$78,165	$78,206
Less: Goodwill and net intangible assets	(8,970)	(9,120)	(9,020)	(9,192)
Morgan Stanley tangible shareholders’ equity—non-GAAP	$69,790	$69,887	$69,145	$69,014
U.S. GAAP
Common equity	$70,240	$70,487	$69,645	$69,786
Less: Goodwill and net intangible assets	(8,970)	(9,120)	(9,020)	(9,192)
Tangible common equity—non-GAAP	$61,270	$61,367	$60,625	$60,594

Consolidated Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2018	2017	2018	2017
Average common equity
Unadjusted	$70.2	$70.5	$69.6	$69.8
Adjusted[1]	70.2	70.5	69.6	69.8
ROE[2]
Unadjusted	11.5%	9.6%	13.1%	9.8%
Adjusted[1,3]	11.5%	9.1%	13.0%	9.6%
Average tangible common equity
Unadjusted	$61.3	$61.4	$60.6	$60.6
Adjusted[1]	61.3	61.3	60.6	60.6
ROTCE[2]
Unadjusted	13.2%	11.0%	15.1%	11.3%
Adjusted[1,3]	13.2%	10.5%	14.9%	11.1%

September 2018 Form 10-Q	6

Management’s Discussion and Analysis

Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2018	2017	2018	2017
Pre-tax profit margin[4]
Institutional Securities	32%	28%	33%	31%
Wealth Management	27%	27%	27%	25%
Investment Management	16%	19%	19%	19%
Consolidated	29%	27%	30%	28%
Average common equity[5]
Institutional Securities	$40.8	$40.2	$40.8	$40.2
Wealth Management	16.8	17.2	16.8	17.2
Investment Management	2.6	2.4	2.6	2.4
Parent Company	10.0	10.7	9.4	10.0
Consolidated average common equity	$70.2	$70.5	$69.6	$69.8
Average tangible common equity[5]
Institutional Securities	$40.1	$39.6	$40.1	$39.6
Wealth Management	9.2	9.3	9.2	9.3
Investment Management	1.7	1.6	1.7	1.6
Parent Company	10.3	10.9	9.6	10.1
Consolidated average tangible common equity	$61.3	$61.4	$60.6	$60.6
ROE[2,6]
Institutional Securities	10.3%	8.9%	12.8%	9.6%
Wealth Management	21.3%	15.8%	20.9%	15.0%
Investment Management	12.0%	18.8%	15.7%	15.4%
Consolidated	11.5%	9.6%	13.1%	9.8%
ROTCE[2,6]
Institutional Securities	10.4%	9.1%	13.0%	9.8%
Wealth Management	38.9%	29.1%	38.1%	27.7%
Investment Management	18.8%	27.7%	24.5%	22.7%
Consolidated	13.2%	11.0%	15.1%	11.3%

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

3.	The calculations used in determining our “ROE and ROTCE Targets” referred to in the following section are the Adjusted ROE and Adjusted ROTCE amounts shown in this table.
4.	Pre-tax profit margin represents income from continuing operations before income taxes as a percentage of net revenues.
5.

Average common equity and average tangible common equity for each business segment are determined using our Required Capital framework (see “Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein).

6.

The calculation of the ROE and ROTCE by segment uses the annualized net income applicable to Morgan Stanley by segment less preferred dividends allocated to each segment as a percentage of average common equity and average tangible common equity, respectively, allocated to each segment.

Return on Equity and Tangible Common Equity Targets

In January 2018, we established an ROE Target of 10% to 13% and an ROTCE Target of 11.5% to 14.5% for the medium term.

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

As a result of treating certain intersegment transactions as transactions with external parties, we include an Intersegment Eliminations category to reconcile the business segment results to our consolidated results. See Note 19 to the financial statements for further information.

Net Revenues, Compensation Expense and Income Taxes

For an overview of the components of our net revenues, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2017 Form 10-K.

7	September 2018 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities

Income Statement Information

	Three Months Ended September 30,
$ in millions	2018	2017	% Change
Revenues
Investment banking	$1,459	$1,270	15%
Trading	2,573	2,504	3%
Investments	96	52	85%
Commissions and fees	589	561	5%
Asset management	112	88	27%
Other	244	143	71%
Total non-interest revenues	5,073	4,618	10%
Interest income	2,425	1,421	71%
Interest expense	2,569	1,663	54%
Net interest	(144)	(242)	40%
Net revenues	4,929	4,376	13%
Compensation and benefits	1,626	1,532	6%
Non-compensation expenses	1,747	1,608	9%
Total non-interest expenses	3,373	3,140	7%
Income from continuing operations before income taxes	1,556	1,236	26%
Provision for income taxes	397	260	53%
Income from continuing operations	1,159	976	19%
Income (loss) from discontinued operations, net of income taxes	(3)	6	(150)%
Net income	1,156	982	18%
Net income applicable to noncontrolling interests	36	9	N/M
Net income applicable to Morgan Stanley	$1,120	$973	15%

	Nine Months Ended September 30,
$ in millions	2018	2017	% Change
Revenues
Investment banking	$4,671	$4,100	14%
Trading	9,344	8,241	13%
Investments	234	155	51%
Commissions and fees	2,007	1,811	11%
Asset management	324	268	21%
Other	548	442	24%
Total non-interest revenues	17,128	15,017	14%
Interest income	6,424	3,788	70%
Interest expense	6,809	4,515	51%
Net interest	(385)	(727)	47%
Net revenues	16,743	14,290	17%
Compensation and benefits	5,779	5,069	14%
Non-compensation expenses	5,484	4,812	14%
Total non-interest expenses	11,263	9,881	14%
Income from continuing operations before income taxes	5,480	4,409	24%
Provision for income taxes	1,169	1,132	3%
Income from continuing operations	4,311	3,277	32%
Income (loss) from discontinued operations, net of income taxes	(7)	(21)	67%
Net income	4,304	3,256	32%
Net income applicable to noncontrolling interests	100	77	30%
Net income applicable to Morgan Stanley	$4,204	$3,179	32%

September 2018 Form 10-Q	8

Management’s Discussion and Analysis

Investment Banking

Investment Banking Revenues

	Three Months Ended September 30,
$ in millions	2018	2017	% Change
Advisory	$510	$555	(8)%
Underwriting:
Equity	441	273	62%
Fixed income	508	442	15%
Total underwriting	949	715	33%
Total investment banking	$1,459	$1,270	15%

	Nine Months Ended September 30,
$ in millions	2018	2017	% Change
Advisory	$1,702	$1,555	9%
Underwriting:
Equity	1,403	1,068	31%
Fixed income	1,566	1,477	6%
Total underwriting	2,969	2,545	17%
Total investment banking	$4,671	$4,100	14%

Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2018	2017	2018	2017
Completed mergers and acquisitions[1]	$164	$238	$665	$615
Equity and equity-related offerings[2,3]	14	17	52	46
Fixed income offerings[2,4]	66	65	183	210

Source: Thomson Reuters, data as of October 1, 2018. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or change in the value of a transaction.

1.	Includes transactions of $100 million or more. Based on full credit to each of the advisors in a transaction.
2.	Based on full credit for single book managers and equal credit for joint book managers.
3.	Includes Rule 144A issuances and registered public offerings of common stock and convertible securities and rights offerings.
4.

Includes Rule 144A and publicly registered issuances, non-convertible preferred stock, mortgage-backed and asset-backed securities, and taxable municipal debt. Excludes leveraged loans and self-led issuances.

Investment banking revenues are composed of fees from advisory services and revenues from the underwriting of securities offerings and syndication of loans, net of syndication expenses.

Investment banking revenues of $1,459 million in the current quarter and $4,671 million in the current year period increased 15% and 14% from the comparable prior year periods. The adoption of the accounting update Revenue from Contracts with Customers had the effect of increasing the revenues reported in investment banking by approximately $69 million in the current quarter and $230 million in the current year period compared with the prior year periods (see Notes 2 and

19 to the financial statements for further information). The drivers of the increase in our Investment banking revenues, other than the effect of this accounting update, were:

•

Advisory revenues decreased in the current quarter primarily reflecting lower volumes of completed M&A activity (see Investment Banking Volumes table), partially offset by higher fee realizations. In the current year period, advisory revenues increased primarily due to higher volumes of completed M&A activity.

•

Equity underwriting revenues increased in the current quarter and current year period primarily as a result of higher fee realizations. In both the current quarter and current year period, revenues increased in initial public offerings, convertibles and follow-ons.

•

Fixed income underwriting revenues increased in the current quarter and current year period primarily due to higher fee realizations. In the current quarter, revenues increased in investment grade bond fees and loan fees, which benefited from event-related financings, partially offset by lower non-investment grade bond fees. Fixed income underwriting revenues increased in the current year period primarily due to higher loan fees, partially offset by lower non-investment grade bond fees.

Sales and Trading Net Revenues

By Income Statement Line Item

	Three Months Ended September 30,
$ in millions	2018	2017	% Change
Trading	$2,573	$2,504	3%
Commissions and fees	589	561	5%
Asset management	112	88	27%
Net interest	(144)	(242)	40%
Total	$3,130	$2,911	8%

	Nine Months Ended September 30,
$ in millions	2018	2017	% Change
Trading	$9,344	$8,241	13%
Commissions and fees	2,007	1,811	11%
Asset management	324	268	21%
Net interest	(385)	(727)	47%
Total	$11,290	$9,593	18%

By Business

	Three Months Ended September 30,
$ in millions	2018	2017	% Change
Equity	$2,019	$1,891	7%
Fixed income	1,179	1,167	1%
Other	(68)	(147)	54%
Total	$3,130	$2,911	8%

9	September 2018 Form 10-Q

Management’s Discussion and Analysis

	Nine Months Ended September 30,
$ in millions	2018	2017	% Change
Equity	$7,047	$6,062	16%
Fixed income	4,441	4,120	8%
Other	(198)	(589)	66%
Total	$11,290	$9,593	18%

Sales and Trading Revenues—Equity and Fixed Income

	Three Months Ended September 30, 2018
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$1,097	$99	$(141)	$1,055
Execution services	554	524	(114)	964
Total Equity	$1,651	$623	$(255)	$2,019
Total Fixed Income	$1,189	$78	$(88)	$1,179

	Three Months Ended September 30, 2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$1,029	$92	$(206)	$915
Execution services	540	495	(59)	976
Total Equity	$1,569	$587	$(265)	$1,891
Total Fixed income	$1,073	$65	$29	$1,167

	Nine Months Ended September 30, 2018
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$3,704	$295	$(479)	$3,520
Execution services	2,006	1,793	(272)	3,527
Total Equity	$5,710	$2,088	$(751)	$7,047
Total Fixed Income	$4,203	$244	$(6)	$4,441

	Nine Months Ended September 30, 2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$3,126	$269	$(621)	$2,774
Execution services	1,805	1,643	(160)	3,288
Total Equity	$4,931	$1,912	$(781)	$6,062
Total Fixed income	$3,785	$167	$168	$4,120

1.	Includes Commissions and fees and Asset management revenues.
2.	Includes funding costs which are allocated to the businesses based on funding usage.

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

For additional information on total Trading revenues, see the table “Trading Revenues by Product Type” in Note 19 to the financial statements.

Sales and Trading Net Revenues during the Current Quarter

Equity

Equity sales and trading net revenues of $2,019 million in the current quarter increased 7% from the prior year quarter, reflecting higher results in our financing businesses.

•	Financing revenues increased from the prior year quarter, primarily due to client positioning and higher average client balances, which resulted in both increased Trading and Net interest revenues.

•	Execution services remained relatively unchanged from the prior year quarter as higher commissions revenue was offset by increased funding costs.

Fixed Income

Fixed income net revenues of $1,179 million in the current quarter were 1% higher than the prior year quarter, driven by higher results in commodities products and other, partially offset by lower results in credit products and higher funding costs.

•

Global macro products revenues remained relatively unchanged from the prior year quarter as higher results in foreign exchange products were offset by lower results in interest rates products, both of which were primarily driven by levels of client activity.

•	Credit products revenues decreased primarily due to a decline in Trading revenue associated with unfavorable corporate credit products inventory management.

•	Commodities products and Other increased driven primarily by inventory management gains in power and natural gas products.

Other

Other sales and trading net losses of $68 million in the current quarter decreased from the prior year quarter, primarily from lower net funding costs reflecting changes in the balance sheet.

Sales and Trading Net Revenues during the Current Year Period

Equity

Equity sales and trading net revenues of $7,047 million in the current year period increased 16% from the prior year period, reflecting higher results in both our financing businesses and execution services.

•	Financing revenues increased from the prior year period, primarily due to higher average client balances and client positioning, which resulted in both increased Trading and Net interest revenues.

September 2018 Form 10-Q	10

Management’s Discussion and Analysis

•

Execution services increased from the prior year period, primarily reflecting higher Trading revenues driven by effective inventory management in derivative products. Commissions and fees also increased due to higher client activity in cash equities products, but were partially offset by increased funding costs.

Fixed Income

Fixed income net revenues of $4,441 million in the current year period were 8% higher than the prior year period, primarily driven by higher results in commodities products and other, partially offset by lower results in credit products and higher funding costs.

•

Global macro products revenues remained relatively unchanged from the prior year period as higher results in foreign exchange products were offset by lower results in interest rates products, both of which were primarily driven by levels of client activity.

•	Credit products revenues decreased as a decline in Trading revenues associated with unfavorable corporate credit products inventory management was partially offset by growth in lending products.

•

Commodities products and Other increased primarily due to increased Commodities structured transactions and client flow and higher Trading revenues principally from a reduction in counterparty credit risk.

Other

Other sales and trading net losses of $198 million in the current year period decreased from the prior year period, primarily reflecting lower net funding costs. In addition, losses associated with corporate loan hedging activity were lower in the current year period compared with the prior year period.

Investments, Other Revenues, Non-interest Expenses and Income Tax Items

Investments

•

Net investment gains of $96 million in the current quarter and $234 million in the current year period increased from the prior year periods, primarily as a result of higher net gains on business-related investments, partially offset by lower results from real estate limited partnership investments.

Other Revenues

•	Other revenues of $244 million in the current quarter increased from the prior year quarter, primarily reflecting higher fees associated with corporate lending activity and improved results from other equity method investments. Other revenues of $548 million in the current year period increased from the prior year period, primarily reflecting improved results from other equity method investments, the recovery of a previously charged off energy industry loan and higher fees associated with corporate lending activity, partially offset by lower gains associated with held-for-sale corporate loans.

Non-interest Expenses

Non-interest expenses of $3,373 million in the current quarter increased from the prior year quarter, reflecting a 6% increase in Compensation and benefits expenses and a 9% increase in Non-compensation expenses. Non-interest expenses of $11,263 million in the current year period increased from the prior year period reflecting a 14% increase in both Compensation and benefits expenses and Non-compensation expenses.

•

Compensation and benefits expenses increased in the current quarter and current year period, primarily due to an increase in discretionary incentive compensation driven by higher revenues, as well as salaries, partially offset by a decrease in the fair value of investments to which certain deferred compensation plans are referenced.

•

Non-compensation expenses increased in the current quarter and current year period, primarily due to higher volume-related expenses, and the gross presentation of certain expenses due to the adoption of the accounting update Revenue from Contracts with Customers (see Notes 2 and 19 to the financial statements for further information), partially offset by lower litigation expenses. In addition, in the current year period, the results were partially offset by the reversal of a portion of previously recorded provisions related to U.K. VAT matters.

Income Tax Items

The current year period includes intermittent net discrete tax benefits of $88 million, primarily associated with new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters. The prior year quarter and prior year period included intermittent net discrete tax benefits of $75 million and $60 million, respectively, primarily resulting from the remeasurement of certain deferred taxes. In addition, the effective tax rate in the current year period is lower compared with the prior year period primarily as a result of the enactment of the Tax Act. For a discussion of the Tax Act, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

11	September 2018 Form 10-Q

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended September 30,
$ in millions	2018	2017	% Change
Revenues
Investment banking	$129	$125	3%
Trading	160	212	(25)%
Investments	—	1	(100)%
Commissions and fees	409	402	2%
Asset management	2,573	2,393	8%
Other	58	62	(6)%
Total non-interest revenues	3,329	3,195	4%
Interest income	1,412	1,155	22%
Interest expense	342	130	163%
Net interest	1,070	1,025	4%
Net revenues	4,399	4,220	4%
Compensation and benefits	2,415	2,326	4%
Non-compensation expenses	790	775	2%
Total non-interest expenses	3,205	3,101	3%
Income from continuing operations before income taxes	1,194	1,119	7%
Provision for income taxes	281	421	(33)%
Net income applicable to Morgan Stanley	$913	$698	31%

	Nine Months Ended September 30,
$ in millions	2018	2017	% Change
Revenues
Investment banking	$383	$405	(5)%
Trading	404	657	(39)%
Investments	3	3	—%
Commissions and fees	1,349	1,266	7%
Asset management	7,582	6,879	10%
Other	195	191	2%
Total non-interest revenues	9,916	9,401	5%
Interest income	4,012	3,348	20%
Interest expense	830	320	159%
Net interest	3,182	3,028	5%
Net revenues	13,098	12,429	5%
Compensation and benefits	7,221	6,940	4%
Non-compensation expenses	2,366	2,340	1%
Total non-interest expenses	9,587	9,280	3%
Income from continuing operations before income taxes	3,511	3,149	11%
Provision for income taxes	808	1,139	(29)%
Net income applicable to Morgan Stanley	$2,703	$2,010	34%

Financial Information and Statistical Data

$ in billions	At September 30, 2018	At December 31, 2017
Client assets	$2,496	$2,373
Fee-based client assets[1]	$1,120	$1,045
Fee-based client assets as a percentage of total client assets	45%	44%
Client liabilities[2]	$83	$80
Investment securities portfolio	$59.8	$59.2
Loans and lending commitments	$81.8	$77.3
Wealth Management representatives	15,655	15,712

	Three Months Ended September 30,
	2018	2017
Per representative:
Annualized revenues ($ in thousands)[3]	$1,125	$1,071
Client assets ($ in millions)[4]	$159	$146
Fee-based asset flows ($ in billions)[5]	$16.2	$15.8

	Nine Months Ended September 30,
	2018	2017
Per representative:
Annualized revenues ($ in thousands)[3]	$1,114	$1,051
Client assets ($ in millions)[4]	$159	$146
Fee-based asset flows ($ in billions)[5]	$49.7	$54.5

1.	Fee-based client assets represent the amount of assets in client accounts where the basis of payment for services is a fee calculated on those assets.
2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.
3.	Annualized revenues per representative equal Wealth Management’s annualized revenues divided by the average representative headcount.
4.	Client assets per representative equal total period-end client assets divided by period-end representative headcount.
5.	Fee-based asset flows include net new fee-based assets, net account transfers, dividends, interest and client fees and exclude institutional cash management-related activity.

September 2018 Form 10-Q	12

Management’s Discussion and Analysis

Transactional Revenues

	Three Months Ended September 30,
$ in millions	2018	2017	% Change
Investment banking	$129	$125	3%
Trading	160	212	(25)%
Commissions and fees	409	402	2%
Total	$698	$739	(6)%
Transactional revenues as a % of Net revenues	16%	18%

	Nine Months Ended September 30,
$ in millions	2018	2017	% Change
Investment banking	$383	$405	(5)%
Trading	404	657	(39)%
Commissions and fees	1,349	1,266	7%
Total	$2,136	$2,328	(8)%
Transactional revenues as a % of Net revenues	16%	19%

Net Revenues

Transactional Revenues

Transactional revenues of $698 million in the current quarter and $2,136 million in the current year period decreased 6% and 8%, respectively, from the prior year periods primarily as a result of lower Trading revenues, partially offset by higher Commissions and fees.

•	Investment banking revenues were relatively unchanged in the current quarter. In the current year period, Investment banking revenues decreased primarily due to lower revenues from equity issuances.

•

Trading revenues decreased in the current quarter primarily as a result of lower fixed income revenue driven by product mix. In addition to lower fixed income revenue, Trading revenues decreased in the current year period as a result of lower gains related to investments associated with certain employee deferred compensation plans.

•

Commissions and fees were relatively unchanged in the current quarter. In the current year period, Commissions and fees increased primarily as a result of increased client transactions in alternatives and annuities products, partially offset by decreased activity in mutual funds.

Asset Management

Asset management revenues of $2,573 million in the current quarter and $7,582 million in the current year period increased 8% and 10%, respectively, primarily due to the effect of market appreciation and net positive flows on the respective beginning of period fee-based client assets balances on which billings are generally based, partially offset by lower average fee rates.

See “Fee-Based Client Assets Rollforwards” herein.

Net Interest

Net interest of $1,070 million in the current quarter and $3,182 million in the current year period increased 4% and 5%, respectively, primarily as a result of higher interest rates and higher loan balances. In the current quarter and current year period, the effect of higher interest rates on loans was partially offset by higher average interest rates on Deposits, due to changes in our deposit mix.

Non-interest Expenses

Non-interest expenses of $3,205 million in the current quarter and $9,587 million in the current year period both increased 3% primarily as a result of higher Compensation and benefits expenses.

•

Compensation and benefits expenses increased in the current quarter and current year period primarily due to the formulaic payout to Wealth Management representatives linked to higher revenues and increases in salaries. In the current year period, these increases were partially offset by a decrease in the fair value of investments to which certain deferred compensation plans are referenced.

•	Non-compensation expenses were relatively unchanged in both the current quarter and current year period, with increased investment in technology offset by a decrease in litigation expenses.

Income Tax Items

The effective tax rate in the current quarter and current year period is lower compared with the prior year periods primarily as a result of the enactment of the Tax Act. For a discussion of the Tax Act, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

13	September 2018 Form 10-Q

Management’s Discussion and Analysis

Fee-Based Client Assets

For a description of fee-based client assets, including descriptions of the fee based client asset types and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2017 Form 10-K.

Fee-Based Client Assets Rollforwards

$ in billions	At June 30, 2018	Inflows	Outflows	Market Impact	At September 30, 2018
Separately managed[1]	$267	$14	$(6)	$(3)	$272
Unified managed	259	11	(8)	5	267
Mutual fund advisory	20	1	(1)	—	20
Advisor	149	7	(8)	5	153
Portfolio manager	367	18	(12)	13	386
Subtotal	$1,062	$51	$(35)	$20	$1,098
Cash management	22	4	(4)	—	22
Total fee-based client assets	$1,084	$55	$(39)	$20	$1,120

$ in billions	At June 30, 2017	Inflows	Outflows	Market Impact	At September 30, 2017
Separately managed[1]	$237	$8	$(5)	$3	$243
Unified managed	228	11	(7)	7	239
Mutual fund advisory	21	1	(1)	—	21
Advisor	138	9	(7)	4	144
Portfolio manager	321	18	(11)	10	338
Subtotal	$945	$47	$(31)	$24	$985
Cash management	17	3	(2)	—	18
Total fee-based client assets	$962	$50	$(33)	$24	$1,003

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	At September 30, 2018
Separately managed[1]	$252	$30	$(15)	$5	$272
Unified managed	250	36	(23)	4	267
Mutual fund advisory	21	—	(2)	1	20
Advisor	149	22	(22)	4	153
Portfolio manager	353	55	(31)	9	386
Subtotal	$1,025	$143	$(93)	$23	$1,098
Cash management	20	14	(12)	—	22
Total fee-based client assets	$1,045	$157	$(105)	$23	$1,120

$ in billions	At December 31, 2016	Inflows	Outflows	Market Impact	At September 30, 2017
Separately managed[1]	$222	$24	$(16)	$13	$243
Unified managed	204	36	(22)	21	239
Mutual fund advisory	21	1	(3)	2	21
Advisor	125	27	(20)	12	144
Portfolio manager	285	57	(29)	25	338
Subtotal	$857	$145	$(90)	$73	$985
Cash management	20	9	(11)	—	18
Total fee-based client assets	$877	$154	$(101)	$73	$1,003

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

Average Fee Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2018	2017	2018	2017
Separately managed	15	17	16	16
Unified managed	97	97	97	98
Mutual fund advisory	119	118	119	118
Advisor	84	84	84	84
Portfolio manager	95	94	95	96
Subtotal	75	76	76	76
Cash management	6	6	6	6
Total fee-based client assets	74	75	74	75

September 2018 Form 10-Q	14

Management’s Discussion and Analysis

Investment Management

Income Statement Information

	Three Months Ended September 30,
$ in millions	2018	2017	% Change
Revenues
Trading	$2	$(7)	N/M
Investments	40	114	(65)%
Asset management	604	568	6%
Other	(3)	1	N/M
Total non-interest revenues	643	676	(5)%
Interest income	19	1	N/M
Interest expense	9	2	N/M
Net interest	10	(1)	N/M
Net revenues	653	675	(3)%
Compensation and benefits	269	311	(14)%
Non-compensation expenses	282	233	21%
Total non-interest expenses	551	544	1%
Income from continuing operations before income taxes	102	131	(22)%
Provision for income taxes	18	16	13%
Income from continuing operations	84	115	(27)%
Income from discontinued operations, net of income taxes	2	—	N/M
Net income	86	115	(25)%
Net income applicable to noncontrolling interests	6	1	N/M
Net income applicable to Morgan Stanley	$80	$114	(30)%

	Nine Months Ended September 30,
$ in millions	2018	2017	% Change
Revenues
Trading	$23	$(21)	N/M
Investments	172	337	(49)%
Asset management	1,840	1,624	13%
Other	10	9	11%
Total non-interest revenues	2,045	1,949	5%
Interest income	37	3	N/M
Interest expense	20	3	N/M
Net interest	17	—	N/M
Net revenues	2,062	1,949	6%
Compensation and benefits	845	878	(4)%
Non-compensation expenses	827	695	19%
Total non-interest expenses	1,672	1,573	6%
Income from continuing operations before income taxes	390	376	4%
Provision for income taxes	73	87	(16)%
Income from continuing operations	317	289	10%
Income from discontinued operations, net of income taxes	2	—	N/M
Net income	319	289	10%
Net income applicable to noncontrolling interests	8	8	—%
Net income applicable to Morgan Stanley	$311	$281	11%

Net Revenues

Investments

Investments gains of $40 million in the current quarter compared with $114 million in the prior year quarter reflect lower carried interest in certain infrastructure and multi-manager private equity funds.

Investments gains of $172 million in the current year period compared with $337 million in the prior year period reflect lower carried interest in certain infrastructure funds and the reversal of previously accrued carried interest in certain Asia private equity funds, primarily due to losses associated with weakening Asia-Pacific currencies.

Asset Management

Asset management revenues of $604 million in the current quarter and $1,840 million in the current year period increased 6% and 13%, respectively, primarily as a result of higher average long-term AUM. See “AUM Rollforwards” herein.

The adoption of the accounting update Revenue from Contracts with Customers had the effect of increasing Asset management revenues due to the gross presentation of distribution fees. This increase (approximately $17 million in the current quarter and $61 million in the current year period) was partially offset by the delayed recognition of certain performance fees not in the form of carried interest until they are no longer probable of reversing. See Notes 2 and 19 to the financial statements for further details.

Non-interest Expenses

Non-interest expenses of $551 million in the current quarter and $1,672 million in the current year period increased 1% and 6%, respectively, primarily due to higher Non-compensation expenses.

•

Compensation and benefits expenses decreased in the current quarter and current year period due to decreases in deferred compensation associated with carried interest and the fair value of investments to which certain deferred compensation plans are referenced. In the current year period, these decreases were partially offset by increases in salaries and discretionary incentive compensation.

•

Non-compensation expenses increased in the current quarter and current year period primarily as a result of higher fee sharing on increased average AUM balances and the gross presentation of distribution fees due to the adoption of the accounting update Revenue from Contracts with Customers. See “Asset Management” above.

15	September 2018 Form 10-Q

Management’s Discussion and Analysis

Income Tax Items

The effective tax rate in the current year period is lower compared with the prior year period primarily as a result of the enactment of the Tax Act. For a discussion of the Tax Act, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

Assets Under Management or Supervision

For a description of the asset classes and rollforward items in the following tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2017 Form 10-K.

AUM Rollforwards

$ in billions	At June 30, 2018	Inflows	Outflows	Market Impact	Other[1]	At September 30, 2018
Equity	$114	$10	$(9)	$3	$(1)	$117
Fixed income	69	6	(4)	—	—	71
Alternative/Other	132	5	(4)	1	(1)	133
Long-term AUM subtotal	315	21	(17)	4	(2)	321
Liquidity[2]	159	313	(322)	1	(1)	150
Total AUM	$474	$334	$(339)	$5	$(3)	$471
Shares of minority stake assets	7					7

$ in billions	At June 30, 2017	Inflows	Outflows	Market Impact	Other[1]	At September 30, 2017
Equity	$94	$5	$(6)	$4	$—	$97
Fixed income	66	7	(5)	1	—	69
Alternative/Other	121	5	(3)	1	1	125
Long-term AUM subtotal	281	17	(14)	6	1	291
Liquidity	154	279	(277)	1	(1)	156
Total AUM	$435	$296	$(291)	$7	$—	$447
Shares of minority stake assets	8					7

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	Other[1]	At September 30, 2018
Equity	$105	$30	$(23)	$6	$(1)	$117
Fixed income	73	20	(20)	(1)	(1)	71
Alternative/Other	128	16	(13)	2	—	133
Long-term AUM subtotal	306	66	(56)	7	(2)	321
Liquidity[2]	176	1,013	(1,039)	2	(2)	150
Total AUM	$482	$1,079	$(1,095)	$9	$(4)	$471
Shares of minority stake assets	7					7

$ in billions	At December 31, 2016	Inflows	Outflows	Market Impact	Other[1]	At September 30, 2017
Equity	$79	$16	$(16)	$17	$1	$97
Fixed income	60	20	(16)	3	2	69
Alternative/Other	115	18	(13)	5	—	125
Long-term AUM subtotal	254	54	(45)	25	3	291
Liquidity	163	915	(923)	1	—	156
Total AUM	$417	$969	$(968)	$26	$3	$447
Shares of minority stake assets	8					7

1.	Includes distributions and foreign currency impact for all periods and the impact of the Mesa West Capital, LLC acquisition in the current year period.
2.

Included in Liquidity products outflows in the current quarter and current year period are $(8) billion and $(18) billion, respectively, related to the redesign of our brokerage sweep deposits program. See “Liquidity and Capital Resources—Unsecured Financing” herein for more information.

Average AUM

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2018	2017	2018	2017
Equity	$116	$96	$112	$90
Fixed income	70	68	72	65
Alternative/Other	133	123	131	120
Long-term AUM subtotal	319	287	315	275
Liquidity	153	156	159	155
Total AUM	$472	$443	$474	$430
Shares of minority stake assets	7	7	7	7

Average Fee Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2018	2017	2018	2017
Equity	76	75	76	74
Fixed income	33	34	34	33
Alternative/Other	65	68	67	69
Long-term AUM	62	62	62	62
Liquidity	17	18	18	18
Total AUM	47	47	47	46

September 2018 Form 10-Q	16

Management’s Discussion and Analysis

Supplemental Financial Information and Disclosures

Income Tax Matters

Effective Tax Rate from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. GAAP	24.4%	28.1%	21.9%	29.7%
Adjusted effective income tax rate—non-GAAP[1]	24.6%	31.4%	22.8%	30.5%
Net discrete tax provisions/(benefits)
Intermittent[2]	$(4)	$(83)	$(92)	$(65)
Recurring[3]	$—	$(11)	$(164)	$(139)

1.

Adjusted effective income tax rate is a non-GAAP measure which excludes intermittent net discrete tax provisions (benefits). For further information on non-GAAP measures, see “Selected Non-GAAP Financial Information” herein.

2.	Includes all tax provisions (benefits) which have been determined to be discrete, other than recurring-type items as defined below.
3.

Recurring-type discrete tax benefits represent income tax consequences associated with employee share-based awards, which are recognized in Provision for income taxes in the income statements but are excluded from the intermittent net discrete tax provisions (benefits) adjustment as we anticipate conversion activity each quarter.

The current year period includes intermittent net discrete tax benefits primarily associated with new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters. The prior year quarter and prior year period included intermittent net discrete tax benefits primarily resulting from the remeasurement of certain deferred taxes.

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

We expect our lending activities to continue to grow through further market penetration of our client base. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.” For further discussion about loans and lending commitments, see Notes 7 and 11 to the financial statements.

U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At September 30, 2018	At December 31, 2017
Assets	$203.2	$185.3
Investment securities portfolio:
Investment securities—AFS	41.5	42.0
Investment securities—HTM	19.0	17.5
Total investment securities	$60.5	$59.5
Deposits[2]	$174.4	$159.1
Wealth Management
Securities-based lending and other loans[3]	$44.4	$41.2
Residential real estate loans	26.7	26.7
Total	$71.1	$67.9
Institutional Securities
Corporate loans	$30.0	$24.2
Wholesale real estate loans	10.9	12.2
Total	$40.9	$36.4

1.	Amounts exclude transactions between the bank subsidiaries as well as deposits from the Parent Company and affiliates.
2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.
3.	Other loans primarily include tailored lending.

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

The following accounting updates are currently being evaluated to determine the potential impact of adoption:

•

Derivatives and Hedging (ASU 2018-16). The amendments in this update permit use of the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”) as a U.S. benchmark interest rate for hedge accounting purposes. This update is effective for us as of

17	September 2018 Form 10-Q

Management’s Discussion and Analysis

January 1, 2019, with early adoption permitted. This update does not impact our existing hedges.

•

Leases. This accounting update requires lessees to recognize in the balance sheet all leases with terms exceeding one year, which results in the recognition of a right of use asset and corresponding lease liability, including for those leases that we currently classify as operating leases. The accounting for leases where we are the lessor is largely unchanged.

The right of use asset and lease liability will initially be measured using the present value of the remaining rental payments. This change to the accounting for leases where we are lessee requires modifications to our lease accounting systems and determining the discount rate to use in calculating the present value of the remaining rental payments. We will adopt this accounting update as of the effective date, January 1, 2019. Based upon our current population of leases, we expect the right of use asset and corresponding lease liability to be less than 1% of our total assets.

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

Total Assets by Business Segment

	At September 30, 2018
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$73,425	$18,972	$84	$92,481
Trading assets at fair value	279,579	71	3,538	283,188
Investment securities	22,742	59,826	—	82,568
Securities purchased under agreements to resell	57,663	11,423	—	69,086
Securities borrowed	142,177	312	—	142,489
Customer and other receivables	43,010	17,256	573	60,839
Loans, net of allowance[2]	38,878	71,100	5	109,983
Other assets[3]	14,034	9,206	1,643	24,883
Total assets	$671,508	$188,166	$5,843	$865,517

September 2018 Form 10-Q	18

Management’s Discussion and Analysis

	At December 31, 2017
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$63,597	$16,733	$65	$80,395
Trading assets at fair value	295,678	59	2,545	298,282
Investment securities	19,556	59,246	—	78,802
Securities purchased under agreements to resell	74,732	9,526	—	84,258
Securities borrowed	123,776	234	—	124,010
Customer and other receivables	36,803	18,763	621	56,187
Loans, net of allowance[2]	36,269	67,852	5	104,126
Other assets[3]	14,563	9,596	1,514	25,673
Total assets	$664,974	$182,009	$4,750	$851,733

IS—Institutional Securities

WM—Wealth Management

IM—Investment Management

1.	Cash and cash equivalents includes Cash and due from banks, Interest bearing deposits with banks and Restricted cash.
2.

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 7 to the financial statements).

3.	Other assets primarily includes Goodwill, Intangible assets, premises, equipment, software, other investments, and deferred tax assets.

A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $865.5 billion at September 30, 2018 from $851.7 billion at December 31, 2017, primarily due to increases in loans across all segments, as well as a net increase to support client activity in secured financings as reflected in Securities borrowed and Securities purchased under agreements to resell in the Institutional Securities business segment. Trading assets within the Institutional Securities business segment declined due to reductions in Equities inventory to support changes in client positioning, which resulted in greater liquidity, as reflected by increases in Cash and cash equivalents and Investment securities.

Liquidity Risk Management Framework

The primary goal of our Liquidity Risk Management Framework is to ensure that we have access to adequate funding across a wide range of market conditions and time horizons. The framework is designed to enable us to fulfill our financial obligations and support the execution of our business strategies.

The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and the GLR, which support our target liquidity profile. For further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Liquidity Risk Management Framework” in the 2017 Form 10-K.

At September 30, 2018 and December 31, 2017, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

Global Liquidity Reserve

We maintain sufficient global liquidity reserves pursuant to our Required Liquidity Framework. For further discussion of our GLR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in the 2017 Form 10-K.

GLR by Type of Investment

$ in millions	At September 30, 2018	At December 31, 2017
Cash deposits with banks[1]	$10,647	$7,167
Cash deposits with central banks[1]	43,772	33,791
Unencumbered highly liquid securities:
U.S. government obligations	93,545	73,422
U.S. agency and agency mortgage-backed securities	32,422	55,750
Non-U.S. sovereign obligations[2]	32,019	19,424
Other investment grade securities	2,443	3,106
Total	$214,848	$192,660

1.	Included in Cash and due from banks and Interest bearing deposits with banks in the balance sheets.
2.	Non-U.S. sovereign obligations are primarily composed of unencumbered Japanese, U.K., German, Brazilian and French government obligations.

GLR Managed by Bank and Non-Bank Legal Entities

$ in millions	At September 30, 2018	At December 31, 2017	Average Daily Balance Three Months Ended September 30, 2018
Bank legal entities
Domestic	$78,320	$70,364	$76,899
Foreign	4,628	4,756	4,343
Total Bank legal entities	82,948	75,120	81,242
Non-Bank legal entities
Domestic:
Parent Company	44,064	41,642	63,328
Non-Parent Company	31,992	35,264	31,208
Total Domestic	76,056	76,906	94,536
Foreign	55,844	40,634	53,195
Total Non-Bank legal entities	131,900	117,540	147,731
Total	$214,848	$192,660	$228,973

Regulatory Liquidity Framework

Liquidity Coverage Ratio

We and our U.S. Bank Subsidiaries are subject to LCR requirements including a requirement to calculate each entity’s LCR on each business day. The requirements are designed to ensure that banking organizations have sufficient HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations.

19	September 2018 Form 10-Q

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

Based on our daily calculations, we and our U.S. Bank Subsidiaries are compliant with the minimum required LCR of 100%.

HQLA by Type of Asset and LCR

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2018	June 30, 2018
HQLA
Cash deposits with central banks	$48,962	$38,456
Securities[1]	140,060	128,268
Total	$189,022	$166,724
LCR	135%	128%

1.	Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds, publicly traded common equities, and investment grade corporate bonds.

The increase in the LCR in the current quarter is due to increased HQLA, consistent with higher liquidity levels.

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

At September 30, 2018 and December 31, 2017, the weighted average maturity of our secured financing of less liquid assets was greater than 120 days.

Collateralized Financing Transactions

$ in millions	At September 30, 2018	At December 31, 2017
Securities purchased under agreements to resell and Securities borrowed	$211,575	$208,268
Securities sold under agreements to repurchase and Securities loaned	$72,161	$70,016
Securities received as collateral[1]	$8,865	$13,749

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2018	December 31, 2017
Securities purchased under agreements to resell and Securities borrowed	$229,243	$214,343
Securities sold under agreements to repurchase and Securities loaned	$59,346	$66,879

1.	Included in Trading assets in the balance sheets.

See Note 2 to the financial statements in the 2017 Form 10-K and Note 6 to the financial statements for more details on collateralized financing transactions.

In addition to the collateralized financing transactions shown in the previous table, we also engage in financing transactions collateralized by customer-owned securities, which are segregated in accordance with regulatory requirements. Receivables under these financing transactions, primarily margin loans, are included in Customer and other receivables in the balance sheets, and payables under these financing transac-

September 2018 Form 10-Q	20

Management’s Discussion and Analysis

tions, primarily to prime brokerage customers, are included in Customer and other payables in the balance sheets. Our risk exposure on these transactions is mitigated by collateral maintenance policies that limit our credit exposure to customers and liquidity reserves held against this risk exposure.

Unsecured Financing

For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2017 Form 10-K.

Deposits

$ in millions	At September 30, 2018	At December 31, 2017
Savings and demand deposits:
Brokerage sweep deposits[1]	$132,835	$135,946
Savings and other	11,127	8,541
Total Savings and demand deposits	143,962	144,487
Time deposits[2]	31,223	14,949
Total	$175,185	$159,436

1.	Represents balances swept from client brokerage accounts.
2.	Certain time deposit accounts are carried at fair value under the fair value option (see Note 3 to the financial statements).

Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits at September 30, 2018 increased compared with December 31, 2017, primarily driven by increases in Time deposits and Savings and other deposits, partially offset by a reduction in Brokerage sweep deposits due to client deployment of cash into investments and typical seasonal client tax payments. While Brokerage sweep deposits declined since December 31, 2017, the redesign of our brokerage sweep deposit program initiated in the second quarter of 2018 resulted in inflows of approximately $18 billion. These inflows corresponded with outflows from Liquidity products AUM in the Investment Management business segment (see “Business Segments—Investment Management—Assets Under Management or Supervision” herein for more information).

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

Borrowings by Remaining Maturity at September 30, 20181

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$2	$938	$940
Original maturities greater than one year
2018	$2,673	$1,380	$4,053
2019	21,352	4,350	25,702
2020	18,705	2,713	21,418
2021	21,236	3,167	24,403
2022	14,935	1,961	16,896
Thereafter	80,300	17,177	97,477
Total	$159,201	$30,748	$189,949
Total Borrowings	$159,203	$31,686	$190,889
Maturities over next 12 months[2]			$24,122

1.	Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.	Includes only borrowings with original maturities greater than one year.

Borrowings of $190,889 million as of September 30, 2018 remained relatively unchanged compared with $192,582 million at December 31, 2017.

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

21	September 2018 Form 10-Q

Management’s Discussion and Analysis

Parent Company and MSBNA Senior Unsecured Ratings at October 31, 2018

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Stable
Moody’s Investors Service, Inc.	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A-	Stable
S&P Global Ratings	A-2	BBB+	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
S&P Global Ratings	A-1	A+	Stable

Incremental Collateral or Terminating Payments

In connection with certain OTC derivatives and certain other agreements where we are a liquidity provider to certain financing vehicles associated with the Institutional Securities business segment, we may be required to provide additional collateral, immediately settle any outstanding liability balances with certain counterparties or pledge additional collateral to certain clearing organizations in the event of a future credit rating downgrade irrespective of whether we are in a net asset or net liability position. See Note 4 to the financial statements for additional information on OTC derivatives that contain such contingent features.

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

Common Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Repurchases of common stock under our share repurchase program	$1,180	$1,250	$3,680	$2,500

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

For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

Common Stock Dividend Announcement

Announcement date	October 16, 2018
Amount per share	$0.30
Date to be paid	November 15, 2018
Shareholders of record as of	October 31, 2018

Preferred Stock

Preferred Stock Dividend Announcement

Announcement date	September 17, 2018
Date paid	October 15, 2018
Shareholders of record as of	September 28, 2018

For additional information on common and preferred stock, see Note 14 to the financial statements.

September 2018 Form 10-Q	22

Management’s Discussion and Analysis

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

In 2018, each of the buffers is 75% of the 2019 requirement noted above (during 2017, the buffers were 50%). Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2017 Form 10-K.

Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). At September 30, 2018 and December 31, 2017, our ratios are based on the Standardized Approach rules.

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

23	September 2018 Form 10-Q

Management’s Discussion and Analysis

Regulatory Capital Ratios

	At September 30, 2018
$ in millions	Required Ratio	Fully Phased-In
		Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$61,758	$61,758
Tier 1 capital		70,328	70,328
Total capital		79,899	79,649
Total RWA		370,714	357,055
Common Equity Tier 1 capital ratio	8.6%	16.7%	17.3%
Tier 1 capital ratio	10.1%	19.0%	19.7%
Total capital ratio	12.1%	21.6%	22.3%
Leverage-based capital
Adjusted average assets[1]		$858,944	N/A
Tier 1 leverage ratio	4.0%	8.2%	N/A
Supplementary leverage exposure[2]		N/A	$1,101,263
SLR	5.0%	N/A	6.4%

	At December 31, 2017
	Required Ratio	Transitional[3]		Pro Forma Fully Phased-In
$ in millions		Standardized	Advanced	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$61,134	$61,134	$60,564	$60,564
Tier 1 capital		69,938	69,938	69,120	69,120
Total capital		80,275	80,046	79,470	79,240
Total RWA		369,578	350,212	377,241	358,324
Common Equity Tier 1 capital ratio	7.3%	16.5%	17.5%	16.1%	16.9%
Tier 1 capital ratio	8.8%	18.9%	20.0%	18.3%	19.3%
Total capital ratio	10.8%	21.7%	22.9%	21.1%	22.1%
Leverage-based capital
Adjusted average assets[1]		$842,270	N/A	$841,756	N/A
Tier 1 leverage ratio	4.0%	8.3%	N/A	8.2%	N/A
Supplementary leverage exposure[2]		N/A	$1,082,683	N/A	$1,082,170
Pro forma SLR	5.0%	N/A	6.5%	N/A	6.4%

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

At December 31, 2017, the pro forma fully phased-in estimated amounts and the pro forma estimated SLR utilized fully phased-in Tier 1 capital, including the fully phased-in Tier 1 capital deductions that applied beginning January 1, 2018. These pro forma fully phased-in estimates were non-GAAP financial measures as the related capital rules were not yet effective at December 31, 2017. These estimates were based on our understanding of the capital rules and other factors at the time.

Regulatory compliance was determined based on capital ratios including regulatory capital and RWA calculated under the transitional rules until December 31, 2017. The regulatory capital analyses in the following tables are presented using pro forma fully phased-in estimates as of December 31, 2017, which are equivalent to amounts calculated as of September 30, 2018.

Fully Phased-In Regulatory Capital

$ in millions	At September 30, 2018	At December 31, 2017[1]	Change
Common Equity Tier 1 capital
Common stock and surplus	$10,852	$14,354	$(3,502)
Retained earnings	63,330	57,577	5,753
AOCI	(3,999)	(3,060)	(939)
Regulatory adjustments and deductions:
Net goodwill	(6,654)	(6,599)	(55)
Net intangible assets (other than goodwill and mortgage servicing assets)	(2,237)	(2,446)	209
Other adjustments and deductions[2]	466	738	(272)
Total Common Equity Tier 1 capital	$61,758	$60,564	$1,194
Additional Tier 1 capital
Preferred stock	$8,520	$8,520	$—
Noncontrolling interests	460	415	45
Other adjustments and deductions	—	(23)	23
Additional Tier 1 capital	$8,980	$8,912	$68
Deduction for investments in covered funds	(410)	(356)	(54)
Total Tier 1 capital	$70,328	$69,120	$1,208
Standardized Tier 2 capital
Subordinated debt	$9,052	$9,839	$(787)
Noncontrolling interests	108	98	10
Eligible allowance for credit losses	431	423	8
Other adjustments and deductions	(20)	(10)	(10)
Total Standardized Tier 2 capital	$9,571	$10,350	$(779)
Total Standardized capital	$79,899	$79,470	$429
Advanced Tier 2 capital
Subordinated debt	$9,052	$9,839	$(787)
Noncontrolling interests	108	98	10
Eligible credit reserves	181	193	(12)
Other adjustments and deductions	(20)	(10)	(10)
Total Advanced Tier 2 capital	$9,321	$10,120	$(799)
Total Advanced capital	$79,649	$79,240	$409

1.	The pro forma fully phased-in estimates as of December 31, 2017 are non-GAAP financial measures as the related capital rules were not yet effective at December 31, 2017.
2.

Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital include credit spread premium over risk-free rate for derivative liabilities, net deferred tax assets, net after-tax DVA and adjustments related to AOCI.

September 2018 Form 10-Q	24

Management’s Discussion and Analysis

Fully Phased-In RWA Rollforward

	Nine Months Ended September 30, 2018[1]
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2017[2]	$301,946	$170,754
Change related to the following items:
Derivatives	(905)	2,431
Securities financing transactions	1,269	2,583
Securitizations	941	(639)
Investment securities	(271)	6,708
Commitments, guarantees and loans	9,491	8,073
Cash	960	773
Equity investments	(1,346)	(1,429)
Other credit risk[3]	(1,945)	(1,498)
Total change in credit risk RWA	$8,194	$17,002
Balance at September 30, 2018	$310,140	$187,756
Market risk RWA
Balance at December 31, 2017[2]	$75,295	$74,907
Change related to the following items:
Regulatory VaR	179	179
Regulatory stressed VaR	(5,242)	(5,242)
Incremental risk charge	1,097	1,097
Comprehensive risk measure	(2,636)	(2,102)
Specific risk:
Non-securitizations	(3,838)	(3,838)
Securitizations	(4,281)	(4,281)
Total change in market risk RWA	$(14,721)	$(14,187)
Balance at September 30, 2018	$60,574	$60,720
Operational risk RWA
Balance at December 31, 2017[2]	N/A	$112,663
Change in operational risk RWA	N/A	(4,084)
Balance at September 30, 2018	N/A	$108,579
Total RWA	$370,714	$357,055

Regulatory VaR—VaR for regulatory capital requirements

1.	The RWA for each category reflects both on- and off-balance sheet exposures, where appropriate.
2.	The pro forma fully phased-in estimates as of December 31, 2017 are non-GAAP financial measures as the related capital rules were not yet effective at December 31, 2017.
3.	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.

Credit risk RWA increased in the current year period under the Standardized and Advanced Approaches primarily due to increased corporate lending exposures within the Institutional Securities business segment. Credit risk RWA for Investment securities also increased in the current year period under the Advanced Approach driven by model revisions which increased the risk weighting for certain counterparty types.

Market risk RWA decreased in the current year period under the Standardized and Advanced Approaches primarily due to a decrease in Stressed VaR driven by reduced interest rate and credit spread risk, a decrease in securitization specific risk charges mainly as a result of reduced exposures in mortgage-backed securities, and a decrease in non-securitization specific risk charges primarily due to reduced exposures in bonds and equity derivatives.

The decrease in operational risk RWA under the Advanced Approach in the current year period reflects a continued reduction in the frequency and magnitude of internal losses utilized in the operational risk capital model related to litigation and execution and processing.

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

25	September 2018 Form 10-Q

Management’s Discussion and Analysis

Capital Plan, where the only condition was that our capital distributions not exceed the greater of the actual distributions we made over the previous four calendar quarters or the annualized average of actual distributions over the previous eight calendar quarters.

Our 2018 Capital Plan includes the repurchase of up to $4.7 billion of outstanding common stock for the period beginning July 1, 2018 through June 30, 2019, and an increase in our quarterly common stock dividend to $0.30 per share, beginning with the common stock dividend announced on July 18, 2018. The total amount of expected 2018 capital distributions is consistent with the $6.8 billion of actual dividends and gross share repurchases included in our 2017 Capital Plan. We disclosed a summary of the results of our company-run stress tests on June 21, 2018 on our Investor Relations webpage. In addition, we submitted the results of our mid-cycle company-run stress test to the Federal Reserve and on October 22, 2018 disclosed a summary of the results on our Investor Relations webpage.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), which was enacted on May 24, 2018, modifies certain aspects of the stress-testing process applicable to BHCs, including us. Pursuant to EGRRCPA, on October 31, 2018, the Federal Reserve issued a proposal to tailor prudential standards that would, among other things, modify our obligation to perform company-run stress-tests from semi-annually to annually.

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

Average Common Equity Attribution1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2018	2017	2018	2017
Institutional Securities	$40.8	$40.2	$40.8	$40.2
Wealth Management	16.8	17.2	16.8	17.2
Investment Management	2.6	2.4	2.6	2.4
Parent Company	10.0	10.7	9.4	10.0
Total	$70.2	$70.5	$69.6	$69.8

1.	Average common equity is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.

Resolution and Recovery Planning

Pursuant to the Dodd-Frank Act, we are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure.

Our preferred resolution strategy, which is set out in our 2017 resolution plan, is an SPOE strategy. The Parent Company has amended and restated its secured support agreement with its

September 2018 Form 10-Q	26

Management’s Discussion and Analysis

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

On June 5, 2018, the Federal Reserve and the other federal financial regulatory agencies responsible for the Volcker Rule’s implementing regulations released an interagency proposal that would revise certain elements of the Volcker Rule regulations. The proposed changes focus on proprietary trading, including the metrics reporting requirements and certain requirements imposed in connection with permitted market making, underwriting and risk-mitigating hedging activities, including market-making in and underwriting of covered funds. The impact of this proposal on us will not be known with certainty until final rules are issued. For more information about the Volcker Rule, see “Business— Supervision and Regulation—Activities Restrictions under the Volcker Rule” in the 2017 Form 10-K.

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

The proposal would make related changes to capital planning and stress testing processes for BHCs subject to the Stress

27	September 2018 Form 10-Q

Management’s Discussion and Analysis

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

Proposed Standardized Approach for Counterparty Credit Risk

On October 30, 2018, the U.S. banking agencies issued a proposal to incorporate the standardized approach for counterparty credit risk (“SA-CCR”), a new derivatives counterparty exposure methodology, into the regulatory capital framework and related regulatory standards. As proposed, SA-CCR would replace the current exposure method, on a mandatory basis, in our and our U.S. Bank Subsidiaries’ Standardized Approach RWAs, central counterparty default fund contributions and, in modified form, in Supplementary Leverage Ratio exposure calculations. SA-CCR would be available as an alternative in our and our U.S. Bank Subsidiaries’ Advanced Approach RWAs for trade exposures, in single counterparty credit limits applicable to us, and in bank lending limits applicable to our U.S. Bank Subsidiaries. The proposal would require us and our U.S. Bank Subsidiaries to implement SA-CCR by July 1, 2020, but would permit voluntary early adoption before that date after a final rule adopting SA-CCR is effective.

U.S. Department of Labor Conflict of Interest Rule and SEC Standards of Conduct for Investment Professionals

The U.S. DOL’s final Conflict of Interest Rule under ERISA went into effect on June 9, 2017. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the Conflict of Interest Rule and accompanying exemptions in their entirety. On June 21, 2018, the Court issued the mandate that makes effective its decision to vacate the rule.

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

U.K. Withdrawal from the E.U.

Following the U.K. electorate vote to leave the E.U., the U.K. invoked Article 50 of the Lisbon Treaty on March 29, 2017, which triggered a two-year period, subject to extension (which would need the unanimous approval of the E.U. Member States), during which the U.K. government has been negotiating its with-

September 2018 Form 10-Q	28

Management’s Discussion and Analysis

drawal agreement with the E.U. For further discussion of the potential impact of the U.K.’s withdrawal from the E.U. on our operations, see “Risk Factors—International Risk” in the 2017 Form 10-K. For further information regarding our exposure to the U.K., see also “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Country Risk Exposure.”

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

On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including SOFR, which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. Further, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (“reformed SONIA”), comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. Reformed SONIA has been recommended as the alternative to Sterling LIBOR by the working group on Sterling Risk-Free Reference Rates. Central bank sponsored committees in other jurisdictions have, or are expected to, select alternative reference rates denominated in other currencies.

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

For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 11 to the financial statements. For further information on our lending commitments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Lending Activities Included in Loans and Trading Assets.”

Contractual Obligations

For a discussion about our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in the 2017 Form 10-K.

29	September 2018 Form 10-Q

Quantitative and Qualitative Disclosures about Risk

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

Trading Risks

Value-at-Risk.    The statistical technique known as VaR is one of the tools we use to measure, monitor and review the market risk exposures of our trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

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

95%/One-Day Management VaR

	Three Months Ended September 30, 2018
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$28	$29	$35	$25
Equity price	13	15	17	13
Foreign exchange rate	12	12	13	9
Commodity price	7	8	10	7
Less: Diversification benefit[1,2]	(25)	(27)	N/A	N/A
Primary Risk Categories	$35	$37	$42	$33
Credit Portfolio	13	12	14	11
Less: Diversification benefit[1,2]	(6)	(7)	N/A	N/A
Total Management VaR	$42	$42	$46	$38

	Three Months Ended June 30, 2018
$ in millions	Period End	Average	High	Low
Interest rate and credit spread	$32	$35	$43	$29
Equity price	13	14	17	12
Foreign exchange rate	11	9	12	7
Commodity price	8	9	12	7
Less: Diversification benefit[1,2]	(25)	(26)	N/A	N/A
Primary Risk Categories	$39	$41	$51	$35
Credit Portfolio	14	11	14	9
Less: Diversification benefit[1,2]	(10)	(8)	N/A	N/A
Total Management VaR	$43	$44	$54	$38

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

Average total Management VaR and average Management VaR for the Primary Risk Categories of $42 million and $37 million, respectively, decreased from the three-months ended June 30, 2018, primarily as a result of reduced interest rate and credit spread risk within the Fixed Income division of the Institutional Securities business segment.

September 2018 Form 10-Q	30

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

Daily 95%/One-Day Total Management VaR for the Current Quarter

($ in millions)

The following histogram shows the distribution for the current quarter of daily net trading revenues, including profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price, and Credit Portfolio positions and intraday trading activities, for our trading businesses. Daily net trading revenues exclude certain items not captured in the VaR model, such as fees, commissions and net interest income, and differ from the definition of revenues required for Regulatory VaR backtesting, which further excludes intraday trading.

Daily Net Trading Revenues for the Current Quarter

($ in millions)

Non-Trading Risks

We believe that sensitivity analysis is an appropriate representation of our non-trading risks. The following sensitivity analyses cover substantially all of the non-trading risk in our portfolio.

Exposure Related to Our Own Credit Spread.

Credit Spread Risk Sensitivity1

$ in millions	At September 30, 2018	At June 30, 2018
Derivatives	$6	$6
Funding liabilities[2]	34	32

1.	Amounts represent the increase in value for each 1 bps widening of our credit spread.
2.	Relates to structured note liabilities carried at fair value.

Interest Rate Risk Sensitivity.    The following table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for our U.S. Bank Subsidiaries. These shocks are applied to our 12-month forecast for our U.S. Bank Subsidiaries, which incorporates market expectations of interest rates and our forecasted business activity.

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At September 30, 2018	At June 30, 2018
Basis point change
+200	$493	$531
+100	254	273
-100	(389)	(489)

31	September 2018 Form 10-Q

Risk Disclosures

We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates in the minus 100 basis point scenario between September 30, 2018 and June 30, 2018 is primarily related to higher interest rates.

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

Investments Sensitivity, Including Related Performance Fees

	Loss from 10% Decline
$ in millions	At September 30, 2018	At June 30, 2018
Investments related to Investment Management activities	$286	$301
Other investments:
MUMSS	166	164
Other Firm investments	183	181

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

Credit Risk

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We primarily incur credit risk exposure to institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk” in the 2017 Form 10-K. Also, see Notes 7 and 11 to the financial statements for additional information about our loans and lending commitments, respectively.

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

Loans and Lending Commitments

	At September 30, 2018
$ in millions	IS	WM	IM1	Total
Corporate loans	$19,284	$16,150	$5	$35,439
Consumer loans	—	28,321	—	28,321
Residential real estate loans	—	26,644	—	26,644
Wholesale real estate loans	8,157	—	—	8,157
Loans held for investment, gross of allowance	27,441	71,115	5	98,561
Allowance for loan losses	(188)	(43)	—	(231)
Loans held for investment, net of allowance	27,253	71,072	5	98,330
Corporate loans	10,035	—	—	10,035
Residential real estate loans	1	28	—	29
Wholesale real estate loans	1,589	—	—	1,589
Loans held for sale	11,625	28	—	11,653
Corporate loans	9,468	—	21	9,489
Residential real estate loans	912	—	—	912
Wholesale real estate loans	1,209	—	1,156	2,365
Loans held at fair value	11,589	—	1,177	12,766
Total loans	50,467	71,100	1,182	122,749
Lending commitments[2,3]	97,903	10,740	164	108,807
Total loans and lending commitments[2,3]	$148,370	$81,840	$1,346	$231,556

September 2018 Form 10-Q	32

Risk Disclosures

	At December 31, 2017
$ in millions	IS	WM	IM	Total
Corporate loans	$15,332	$14,417	$5	$29,754
Consumer loans	—	26,808	—	26,808
Residential real estate loans	—	26,635	—	26,635
Wholesale real estate loans	9,980	—	—	9,980
Loans held for investment, gross of allowance	25,312	67,860	5	93,177
Allowance for loan losses	(182)	(42)	—	(224)
Loans held for investment, net of allowance	25,130	67,818	5	92,953
Corporate loans	9,456	—	—	9,456
Residential real estate loans	1	34	—	35
Wholesale real estate loans	1,682	—	—	1,682
Loans held for sale	11,139	34	—	11,173
Corporate loans	8,336	—	22	8,358
Residential real estate loans	799	—	—	799
Wholesale real estate loans	1,579	—	—	1,579
Loans held at fair value	10,714	—	22	10,736
Total loans	46,983	67,852	27	114,862
Lending commitments[2,3]	92,588	9,481	—	102,069
Total loans and lending commitments[2,3]	$139,571	$77,333	$27	$216,931

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

Total loans and lending commitments increased by approximately $15 billion in the current year period, primarily due to increases in collateralized and relationship-based loans and lending commitments within the Institutional Securities business segment.

Credit exposure arising from our loans and lending commitments is measured in accordance with our internal risk management standards. Risk factors considered in determining the aggregate allowance for loan and commitment losses include the borrower’s financial strength, seniority of the loan, collateral type, volatility of collateral value, debt cushion, loan-to-value ratio, debt service ratio, covenants and counterparty type. Qualitative and environmental factors such as economic and business conditions, nature and volume of the portfolio and lending terms, and volume and severity of past due loans may also be considered.

Allowance for Loans and Lending Commitments Held for Investment

$ in millions	At September 30, 2018	At December 31, 2017
Loans	$231	$224
Lending commitments	201	198
Total allowance for loans and lending commitments	$432	$422

The aggregate allowance for loans and lending commitment losses increased during the current year period, primarily due to overall portfolio changes and qualitative and environmental factors impacting the inherent allowance within the Institutional Securities business segment. See Note 7 to the financial statements for further information.

Status of Loans Held for Investment

	At September 30, 2018		At December 31, 2017
	IS	WM	IS	WM
Current	99.8%	99.9%	99.5%	99.9%
Nonaccrual[1]	0.2%	0.1%	0.5%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

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

We also participate in securitization activities, whereby we extend short-term or long-term collateralized lines of credit and term loans with various types of collateral including residential real estate, commercial real estate, corporate and financial assets. These collateralized loans and lending commitments generally provide for over-collateralization. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. The Firm monitors collateral levels against the requirements of lending agreements. See Note 12 to the financial statements for information about our securitization activities.

33	September 2018 Form 10-Q

Risk Disclosures

Institutional Securities Loans and Lending Commitments1

	At September 30, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$10	$488	$—	$19	$517
A	1,172	3,259	978	325	5,734
BBB	3,042	6,108	4,252	796	14,198
NIG	7,169	11,395	7,050	2,383	27,997
Unrated[2]	81	184	147	1,609	2,021
Total loans	11,474	21,434	12,427	5,132	50,467
Lending commitments
AAA	—	165	—	—	165
AA	2,837	803	3,119	—	6,759
A	4,803	10,409	9,159	370	24,741
BBB	2,361	11,490	19,180	771	33,802
NIG	1,244	9,401	15,129	6,603	32,377
Unrated[2]	1	—	19	39	59
Total lending commitments	11,246	32,268	46,606	7,783	97,903
Total exposure	$22,720	$53,702	$59,033	$12,915	$148,370

	At December 31, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$14	$503	$30	$5	$552
A	1,608	1,710	1,235	693	5,246
BBB	2,791	6,558	3,752	646	13,747
NIG	4,760	12,311	4,480	3,245	24,796
Unrated[2]	243	291	621	1,487	2,642
Total loans	9,416	21,373	10,118	6,076	46,983
Lending commitments
AAA	—	165	—	—	165
AA	3,745	1,108	3,002	—	7,855
A	3,769	5,533	11,774	197	21,273
BBB	3,987	12,345	16,818	1,095	34,245
NIG	4,159	9,776	12,279	2,698	28,912
Unrated[2]	9	40	42	47	138
Total lending commitments	15,669	28,967	43,915	4,037	92,588
Total exposure	$25,085	$50,340	$54,033	$10,113	$139,571

NIG–Non-investment grade

1.	Obligor credit ratings are determined by the Credit Risk Management department.
2.

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.

Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At September 30, 2018	At December 31, 2017
Industry
Financials	$32,546	$22,112
Real estate	25,005	28,426
Consumer discretionary	12,267	11,555
Industrials	11,785	11,090
Information technology	11,337	11,862
Utilities	9,877	9,592
Healthcare	9,789	9,956
Energy	9,398	10,233
Consumer staples	8,640	8,315
Telecommunications services	5,720	4,172
Materials	5,432	5,069
Insurance	4,883	4,739
Other	1,691	2,450
Total	$148,370	$139,571

Event-Driven Loans and Lending Commitments

	At September 30, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$2,565	$778	$615	$662	$4,620
Lending commitments	396	3,909	2,900	2,188	9,393
Total loans and lending commitments	$2,961	$4,687	$3,515	$2,850	$14,013

	At December 31, 2017
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$1,458	$1,058	$639	$2,012	$5,167
Lending commitments	1,272	3,206	2,091	1,874	8,443
Total loans and lending commitments	$2,730	$4,264	$2,730	$3,886	$13,610

Event-driven loans and lending commitments, which comprise a portion of corporate loans and lending commitments within the Institutional Securities business segment, are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization and project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans. The increase in event-driven lending commitments in the current year period is primarily due to an increase in held-for-sale commitments driven by client M&A transactions.

Wealth Management

The principal Wealth Management lending activities include securities-based lending and residential real estate loans.

Securities-based lending provided to our clients is primarily conducted through our Liquidity Access Line platform. For more information about our securities-based lending and residential real estate loans, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Lending Activities” in the 2017 Form 10-K.

September 2018 Form 10-Q	34

Risk Disclosures

Wealth Management Loans and Lending Commitments

	At September 30, 2018
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$37,622	$3,736	$2,005	$1,083	$44,446
Residential real estate loans	—	27	5	26,622	26,654
Total loans	$37,622	$3,763	$2,010	$27,705	$71,100
Lending commitments	9,247	1,129	89	275	10,740
Total loans and lending commitments	$46,869	$4,892	$2,099	$27,980	$81,840
Securities-based lending—Liquidity Access Line platform loans					$33,738

	At December 31, 2017
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$34,389	$3,687	$1,899	$1,231	$41,206
Residential real estate loans	—	24	15	26,607	26,646
Total loans	$34,389	$3,711	$1,914	$27,838	$67,852
Lending commitments	7,253	1,827	120	281	9,481
Total loans and lending commitments	$41,642	$5,538	$2,034	$28,119	$77,333
Securities-based lending—Liquidity Access Line platform loans					$32,230

For the current year period, loans and lending commitments associated with the Wealth Management business segment lending activities increased by approximately 6%, primarily due to growth in securities-based lending and other loans.

Lending Activities Included in Customer and Other

Receivables

Margin Loans

	At September 30, 2018
$ in millions	IS	WM	Total
Net customer receivables representing margin loans	$22,153	$11,668	$33,821

	At December 31, 2017
$ in millions	IS	WM	Total
Net customer receivables representing margin loans	$19,977	$12,135	$32,112

The Institutional Securities and Wealth Management business segments provide margin lending arrangements which allow customers to borrow against the value of qualifying securities. Margin lending activities generally have minimal credit risk due to the value of collateral held and their short-term nature.

Employee Loans

$ in millions	At September 30, 2018	At December 31, 2017
Balance	$3,491	$4,185
Allowance for loan losses	(70)	(77)
Balance, net	$3,421	$4,108
Repayment term range, in years	1 to 20	1 to 20

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

We manage our trading positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). For a discussion of our credit exposure and related credit derivative contracts, see “Quantitative and Qualitative disclosures about Market Risk—Risk Management–Credit Risk—Credit Exposure—Derivatives” in the 2017 Form 10-K.

Counterparty Credit Rating and Remaining Contractual Maturity of OTC Derivative Assets at Fair Value

	Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At September 30, 2018
< 1 year	$473	$6,603	$42,113	$13,877	$7,596	$70,662
1-3 years	747	3,392	23,551	9,717	7,039	44,446
3-5 years	821	2,396	13,462	5,584	2,607	24,870
Over 5 years	4,151	9,089	65,037	35,917	10,314	124,508
Total, gross	$6,192	$21,480	$144,163	$65,095	$27,556	$264,486
Counterparty netting	(2,683)	(13,855)	(116,420)	(46,413)	(15,519)	(194,890)
Cash and securities collateral	(3,171)	(5,811)	(24,039)	(13,251)	(8,642)	(54,914)
Total, net	$338	$1,814	$3,704	$5,431	$3,395	$14,682

35	September 2018 Form 10-Q

Risk Disclosures

	Credit Rating[1,2]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2017
< 1 year	$356	$5,302	$36,001	$11,577	$5,904	$59,140
1-3 years	558	4,118	23,137	8,887	4,827	41,527
3-5 years	702	3,183	15,577	5,489	4,879	29,830
Over 5 years	5,470	11,667	78,779	37,286	12,079	145,281
Total, gross	$7,086	$24,270	$153,494	$63,239	$27,689	$275,778
Counterparty netting	(3,018)	(15,261)	(125,378)	(45,421)	(15,828)	(204,906)
Cash and securities collateral	(3,188)	(6,785)	(23,257)	(12,844)	(9,123)	(55,197)
Total, net	$880	$2,224	$4,859	$4,974	$2,738	$15,675

1.	Obligor credit ratings are determined internally by the Credit Risk Management department.
2.	Prior period amounts have been revised to conform to the current presentation.

OTC Derivative Products at Fair Value, Net of Collateral, by Industry

$ in millions	At September 30, 2018	At December 31, 2017
Industry
Utilities	$4,290	$4,382
Financials	3,487	3,330
Regional governments	894	1,005
Industrials	858	1,124
Energy	781	646
Healthcare	705	882
Information technology	704	715
Consumer discretionary	508	464
Not-for-profit organizations	500	703
Sovereign governments	486	1,084
Insurance	388	206
Real estate	341	374
Materials	289	329
Consumer staples	208	161
Other	243	270
Total	$14,682	$15,675

For additional information on derivative instruments, including credit derivatives, see Note 4 to the financial statements.

Country Risk Exposure

Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows us to effectively identify, monitor and limit country risk. Country risk exposure before and after hedging is monitored and managed. For a further discussion of our country risk exposure see, “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Country Risk Exposure” in the 2017 Form 10-K.

Our sovereign exposures consist of financial contracts/obligations entered into with sovereign and local governments. Our non-sovereign exposures consist of financial contracts/obligations entered into primarily with corporations and financial institutions. Index credit derivatives are included in the following country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable/payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure column based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable/payable is reflected in the Net Inventory column based on the country of the underlying reference entity.

Top Ten Non-U.S. Country Exposures at September 30, 2018

United Kingdom
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(594)	$1,958	$1,364
Net counterparty exposure[2]	—	8,129	8,129
Loans	—	1,894	1,894
Lending commitments	—	5,702	5,702
Exposure before hedges	(594)	17,683	17,089
Hedges[3]	(355)	(1,550)	(1,905)
Net exposure	$(949)	$16,133	$15,184

Japan
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$7,266	$120	$7,386
Net counterparty exposure[2]	43	3,199	3,242
Loans	—	—	—
Lending commitments	—	—	—
Exposure before hedges	7,309	3,319	10,628
Hedges[3]	(118)	(114)	(232)
Net exposure	$7,191	$3,205	$10,396

Spain
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(101)	$(49)	$(150)
Net counterparty exposure[2]	—	115	115
Loans	—	1,894	1,894
Lending commitments	—	4,110	4,110
Exposure before hedges	(101)	6,070	5,969
Hedges[3]	—	(199)	(199)
Net exposure	$(101)	$5,871	$5,770

Brazil
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$3,955	$98	$4,053
Net counterparty exposure[2]	—	337	337
Loans	—	68	68
Lending commitments	—	279	279
Exposure before hedges	3,955	782	4,737
Hedges[3]	(12)	(18)	(30)
Net exposure	$3,943	$764	$4,707

September 2018 Form 10-Q	36

Risk Disclosures

France
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$66	$539	$605
Net counterparty exposure[2]	—	1,813	1,813
Loans	—	284	284
Lending commitments	—	2,102	2,102
Exposure before hedges	66	4,738	4,804
Hedges[3]	(56)	(655)	(711)
Net exposure	$10	$4,083	$4,093

China
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$434	$1,082	$1,516
Net counterparty exposure[2]	281	128	409
Loans	—	1,304	1,304
Lending commitments	—	630	630
Exposure before hedges	715	3,144	3,859
Hedges[3]	(40)	(10)	(50)
Net exposure	$675	$3,134	$3,809

Netherlands
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(77)	$569	$492
Net counterparty exposure[2]	—	732	732
Loans	—	1,540	1,540
Lending commitments	—	1,119	1,119
Exposure before hedges	(77)	3,960	3,883
Hedges[3]	(32)	(252)	(284)
Net exposure	$(109)	$3,708	$3,599

Germany
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(2,450)	$684	$(1,766)
Net counterparty exposure[2]	476	1,746	2,222
Loans	—	947	947
Lending commitments	—	3,260	3,260
Exposure before hedges	(1,974)	6,637	4,663
Hedges[3]	(510)	(1,048)	(1,558)
Net exposure	$(2,484)	$5,589	$3,105

Italy
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,218	$642	$1,860
Net counterparty exposure[2]	(16)	392	376
Loans	—	122	122
Lending commitments	—	410	410
Exposure before hedges	1,202	1,566	2,768
Hedges[3]	16	(77)	(61)
Net exposure	$1,218	$1,489	$2,707

Canada
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(913)	$246	$(667)
Net counterparty exposure[2]	35	1,845	1,880
Loans	—	60	60
Lending commitments	—	1,401	1,401
Exposure before hedges	(878)	3,552	2,674
Hedges[3]	—	(149)	(149)
Net exposure	$(878)	$3,403	$2,525

1.

Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for the fair value of any receivable or payable).

2.	Net counterparty exposure (i.e., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral.
3.

Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable. For a further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Credit Risk—Credit Exposure—Derivatives” in the 2017 Form 10-K.

Credit Derivatives Included in Net Inventory

$ in millions	At September 30, 2018
Gross purchased protection	$(77,227)
Gross written protection	76,461
Net exposure	$(766)

As a market maker, we may transact in CDS positions to facilitate client trading. The previous table includes exposures related to single-name and index credit derivatives for those countries shown in the Top Ten Non-U.S. Country Exposures table.

Benefit of Collateral Received against Counterparty Credit

Exposure

$ in millions		At September 30, 2018
Counterparty credit exposure	Collateral[1]
United Kingdom	U.K., U.S. and France	$9,653
Germany	Germany and France	8,818
Other	U.S., Japan and France	15,448

1.	Collateral primarily consists of cash and government obligations.

Net counterparty exposure shown in the Top Ten Non-U.S. Country Exposures table is net of the benefit of collateral received shown in the previous table.

Country Risk Exposures Related to the U.K.     At September 30, 2018, our country risk exposures in the U.K. included net exposures of $15,184 million as shown in the Top Ten Country Exposures table, and overnight deposits of $6,483 million. The $16,133 million of exposures to non-sovereigns were diversified across both names and

37	September 2018 Form 10-Q

Risk Disclosures

sectors. Of these exposures, $4,928 million were to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $4,591 million were to geographically diversified counterparties, and $4,706 million were to exchanges and clearinghouses.

Country Risk Exposures Related to Brazil.     At September 30, 2018, our country risk exposures in Brazil included net exposures of $4,707 million as shown in the Top Ten Country Exposures table. Our sovereign net exposures in Brazil were principally in the form of local currency government bonds held onshore to support client activity. The $764 million of exposures to non-sovereigns were diversified across both names and sectors.

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

Model Risk

Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision making, or damage to the Firm’s reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Model Risk” in the 2017 Form 10-K.

Liquidity Risk

Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Market Risk—Risk Management—Liquidity Risk” in the 2017 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein.

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

September 2018 Form 10-Q	38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of September 30, 2018, and the related condensed consolidated income statements and comprehensive income statements for the three-month and nine-month periods ended September 30, 2018 and 2017, and the cash flow statements and statements of changes in total equity for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, New York

November 5, 2018

39	September 2018 Form 10-Q

Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in millions, except per share data	2018	2017	2018	2017
Revenues
Investment banking	$1,567	$1,380	$4,994	$4,455
Trading	2,752	2,704	9,815	8,870
Investments	136	167	409	495
Commissions and fees	932	937	3,144	2,997
Asset management	3,251	3,026	9,632	8,695
Other	298	200	748	628
Total non-interest revenues	8,936	8,414	28,742	26,140
Interest income	3,627	2,340	9,781	6,411
Interest expense	2,691	1,557	6,964	4,106
Net interest	936	783	2,817	2,305
Net revenues	9,872	9,197	31,559	28,445
Non-interest expenses
Compensation and benefits	4,310	4,169	13,845	12,887
Occupancy and equipment	351	330	1,033	990
Brokerage, clearing and exchange fees	559	522	1,795	1,556
Information processing and communications	513	459	1,487	1,320
Marketing and business development	152	128	471	419
Professional services	570	534	1,660	1,622
Other	566	573	1,888	1,719
Total non-interest expenses	7,021	6,715	22,179	20,513
Income from continuing operations before income taxes	2,851	2,482	9,380	7,932
Provision for income taxes	696	697	2,050	2,358
Income from continuing operations	2,155	1,785	7,330	5,574
Income (loss) from discontinued operations, net of income taxes	(1)	6	(5)	(21)
Net income	$2,154	$1,791	$7,325	$5,553
Net income applicable to noncontrolling interests	42	10	108	85
Net income applicable to Morgan Stanley	$2,112	$1,781	$7,217	$5,468
Preferred stock dividends and other	93	93	356	353
Earnings applicable to Morgan Stanley common shareholders	$2,019	$1,688	$6,861	$5,115

Earnings per basic common share
Income from continuing operations	$1.19	$0.95	$3.99	$2.87
Income (loss) from discontinued operations	—	—	—	(0.01)
Earnings per basic common share	$1.19	$0.95	$3.99	$2.86

Earnings per diluted common share
Income from continuing operations	$1.17	$0.93	$3.92	$2.81
Income (loss) from discontinued operations	—	—	—	(0.02)
Earnings per diluted common share	$1.17	$0.93	$3.92	$2.79

Dividends declared per common share	$0.30	$0.25	$0.80	$0.65
Average common shares outstanding
Basic	1,697	1,776	1,719	1,789
Diluted	1,727	1,818	1,749	1,830

September 2018 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Net income	$2,154	$1,791	$7,325	$5,553
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(79)	$61	$(154)	$223
Change in net unrealized gains (losses) on available-for-sale securities	(171)	26	(707)	218
Pension, postretirement and other	5	—	16	4
Change in net debt valuation adjustment	(743)	(149)	347	(323)
Total other comprehensive income (loss)	$(988)	$(62)	$(498)	$122
Comprehensive income	$1,166	$1,729	$6,827	$5,675
Net income applicable to noncontrolling interests	42	10	108	85
Other comprehensive income (loss) applicable to noncontrolling interests	(59)	(6)	4	23
Comprehensive income applicable to Morgan Stanley	$1,183	$1,725	$6,715	$5,567

See Notes to Consolidated Financial Statements	41	September 2018 Form 10-Q

Consolidated Balance Sheets

	(Unaudited)
	At September 30,	At December 31,
$ in millions, except share data	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$36,641	$24,816
Interest bearing deposits with banks	22,638	21,348
Restricted cash	33,202	34,231
Trading assets at fair value ($127,919 and $169,735 were pledged to various parties)	283,188	298,282
Investment securities (includes $57,232 and $55,203 at fair value)	82,568	78,802
Securities purchased under agreements to resell	69,086	84,258
Securities borrowed	142,489	124,010
Customer and other receivables	60,839	56,187
Loans:
Held for investment (net of allowance of $231 and $224)	98,330	92,953
Held for sale	11,653	11,173
Goodwill	6,680	6,597
Intangible assets (net of accumulated amortization of $2,995 and $2,730)	2,240	2,448
Other assets	15,963	16,628
Total assets	$865,517	$851,733

Liabilities
Deposits (includes $382 and $204 at fair value)	$175,185	$159,436
Trading liabilities at fair value	129,032	131,295
Securities sold under agreements to repurchase (includes $784 and $800 at fair value)	60,328	56,424
Securities loaned	11,833	13,592
Other secured financings (includes $4,554 and $3,863 at fair value)	10,057	11,271
Customer and other payables	191,026	191,510
Other liabilities and accrued expenses	17,093	17,157
Borrowings (includes $50,506 and $46,912 at fair value)	190,889	192,582
Total liabilities	785,443	773,267

Commitments and contingent liabilities (see Note 11)

Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,725,792,278 and 1,788,086,805	20	20
Additional paid-in capital	23,664	23,545
Retained earnings	63,330	57,577
Employee stock trusts	2,797	2,907
Accumulated other comprehensive income (loss)	(3,999)	(3,060)
Common stock held in treasury at cost, $0.01 par value (313,101,701 and 250,807,174 shares)	(12,832)	(9,211)
Common stock issued to employee stock trusts	(2,797)	(2,907)
Total Morgan Stanley shareholders’ equity	78,703	77,391
Noncontrolling interests	1,371	1,075
Total equity	80,074	78,466
Total liabilities and equity	$865,517	$851,733

September 2018 Form 10-Q	42	See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Total Equity (Unaudited)

$ in millions	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$8,520	$20	$23,545	$57,577	$2,907	$(3,060)	$(9,211)	$(2,907)	$1,075	$78,466
Cumulative adjustment for accounting changes[1]	—	—	—	306	—	(437)	—	—	—	(131)
Net income applicable to Morgan Stanley	—	—	—	7,217	—	—	—	—	—	7,217
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	108	108
Dividends	—	—	—	(1,770)	—	—	—	—	—	(1,770)
Shares issued under employee plans	—	—	119	—	(110)	—	759	110	—	878
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(4,380)	—	—	(4,380)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	(502)	—	—	4	(498)
Other net increases	—	—	—	—	—	—	—	—	184	184
Balance at September 30, 2018	$8,520	$20	$23,664	$63,330	$2,797	$(3,999)	$(12,832)	$(2,797)	$1,371	$80,074

Balance at December 31, 2016	$7,520	$20	$23,271	$53,679	$2,851	$(2,643)	$(5,797)	$(2,851)	$1,127	$77,177
Cumulative adjustment for accounting changes[1]	—	—	45	(35)	—	—	—	—	—	10
Net income applicable to Morgan Stanley	—	—	—	5,468	—	—	—	—	—	5,468
Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	85	85
Dividends	—	—	—	(1,558)	—	—	—	—	—	(1,558)
Shares issued under employee plans	—	—	79	—	48	—	844	(48)	—	923
Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(3,008)	—	—	(3,008)
Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	99	—	—	23	122
Issuance of preferred stock	1,000	—	(6)	—	—	—	—	—	—	994
Other net decreases	—	—	—	—	—	—	—	—	(99)	(99)
Balance at September 30, 2017	$8,520	$20	$23,389	$57,554	$2,899	$(2,544)	$(7,961)	$(2,899)	$1,136	$80,114

1.	The cumulative adjustments relate to the adoption of certain accounting updates during the current and prior year periods. See Notes 2 and 14 for further information.

See Notes to Consolidated Financial Statements	43	September 2018 Form 10-Q

Consolidated Cash Flow Statements (Unaudited)

	Nine Months Ended September 30,
$ in millions	2018	2017
Cash flows from operating activities
Net income	$7,325	$5,553
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from equity method investments	(62)	—
Stock-based compensation expense	743	775
Depreciation and amortization	1,375	1,340
(Release of) Provision for credit losses on lending activities	(27)	32
Other operating adjustments	35	(62)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	10,039	(19,646)
Securities borrowed	(18,479)	(7,656)
Securities loaned	(1,759)	(214)
Customer and other receivables and other assets	(4,092)	(7,930)
Customer and other payables and other liabilities	310	8,055
Securities purchased under agreements to resell	15,172	11,849
Securities sold under agreements to repurchase	3,904	(645)
Net cash provided by (used for) operating activities	14,484	(8,549)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(1,361)	(1,177)
Changes in loans, net	(7,697)	(9,350)
Investment securities:
Purchases	(16,836)	(19,713)
Proceeds from sales	2,947	16,111
Proceeds from paydowns and maturities	9,126	5,378
Other investing activities	(245)	(77)
Net cash provided by (used for) investing activities	(14,066)	(8,828)
Cash flows from financing activities
Net proceeds from (payments for):
Noncontrolling interests	(95)	(43)
Other secured financings	(1,874)	1,400
Deposits	15,749	(1,224)
Proceeds from:
Derivatives financing activities	—	73
Issuance of preferred stock, net of issuance costs	—	994
Issuance of Borrowings	34,233	46,121
Payments for:
Borrowings	(28,235)	(25,097)
Derivatives financing activities	—	(73)
Repurchases of common stock and employee tax withholdings	(4,380)	(3,008)
Cash dividends	(1,788)	(1,562)
Other financing activities	(248)	(48)
Net cash provided by (used for) financing activities	13,362	17,533
Effect of exchange rate changes on cash and cash equivalents	(1,694)	3,406
Net increase (decrease) in cash and cash equivalents	12,086	3,562
Cash and cash equivalents, at beginning of period	80,395	77,360
Cash and cash equivalents, at end of period	$92,481	$80,922

Cash and cash equivalents:
Cash and due from banks	$36,641	$24,047
Interest bearing deposits with banks	22,638	24,144
Restricted cash	33,202	32,731
Cash and cash equivalents, at end of period	$92,481	$80,922
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$6,818	$3,422
Income taxes, net of refunds	1,009	967

September 2018 Form 10-Q	44	See Notes to Consolidated Financial Statements

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

45	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

2. Significant Accounting Policies

For a detailed discussion about the Firm’s significant accounting policies, see Note 2 to the financial statements in the 2017 Form 10-K.

During the nine months ended September 30, 2018 (“current year period”), there were no significant revisions to the Firm’s significant accounting policies, other than for Carried Interest and the accounting updates adopted.

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

September 2018 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

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

In the current quarter, the Firm began designating interest rate swaps as fair value hedges of changes in the benchmark interest rate of certain AFS securities. Consistent with the Firm’s existing fair value hedges of borrowings, the Firm uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships.

For qualifying fair value hedges of benchmark interest rates, the changes in the fair value of the derivative and the changes in the fair value of the hedged asset due to changes in the benchmark interest rate provide an offset of one another and are recorded in Interest income. When a derivative is de-designated as a hedge, any basis adjustment remaining on the hedged asset is amortized to Interest income over the remaining life of the asset using the effective interest method.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

This accounting update, which the Firm elected to early adopt as of January 1, 2018, allows companies to reclassify from AOCI to Retained earnings the stranded tax effects associated with enactment of the Tax Act on December 22, 2017. These stranded tax effects resulted from the requirement to reflect the total amount of the remeasurement of and other adjustments to deferred tax assets and liabilities in 2017 in income from continuing operations, regardless of whether the deferred taxes were originally recorded in AOCI. Accordingly, as of January 1, 2018, the Firm recorded a net increase to Retained earnings as a result of the reclassification of $443 million of such stranded tax effects previously recorded in AOCI, which were primarily the result of the remeasurement of deferred tax assets and liabilities associated with the change in tax rates.

Aside from the above treatment related to the Tax Act, the Firm releases stranded tax effects from AOCI into earnings once the related category of instruments or transactions giving rise to these effects no longer exists. For further detail on the tax effects reclassified, refer to Note 14 to the financial statements.

Goodwill

The Firm completed its annual goodwill impairment testing as of July 1, 2018. The Firm’s impairment testing did not indicate any goodwill impairment, as each of the Firm’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

47	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

3. Fair Values

Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$25,578	$24,183	$5	$—	$49,766
Other sovereign government obligations	26,698	5,016	36	—	31,750
State and municipal securities	—	3,002	4	—	3,006
MABS	—	2,652	316	—	2,968
Loans and lending commitments[2]	—	6,031	6,735	—	12,766
Corporate and other debt	—	21,722	710	—	22,432
Corporate equities[3]	125,028	413	106	—	125,547
Derivative and other contracts:
Interest rate	1,883	156,753	1,029	—	159,665
Credit	—	5,740	416	—	6,156
Foreign exchange	72	63,647	10	—	63,729
Equity	3,206	45,505	1,207	—	49,918
Commodity and other	519	7,105	3,487	—	11,111
Netting[1]	(4,417)	(208,658)	(1,003)	(45,862)	(259,940)
Total derivative and other contracts	1,263	70,092	5,146	(45,862)	30,639
Investments[4]	603	255	818	—	1,676
Physical commodities	—	226	—	—	226
Total trading assets[4]	179,170	133,592	13,876	(45,862)	280,776
Investment securities— AFS	32,846	24,386	—	—	57,232
Intangible assets	—	3	—	—	3
Total assets at fair value	$212,016	$157,981	$13,876	$(45,862)	$338,011

	At September 30, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$309	$73	$—	$382
Trading liabilities:
U.S. Treasury and agency securities	14,169	245	—	—	14,414
Other sovereign government obligations	18,779	1,770	—	—	20,549
Corporate and other debt	—	8,421	1	—	8,422
Corporate equities[3]	59,630	178	13	—	59,821
Derivative and other contracts:
Interest rate	1,860	141,016	452	—	143,328
Credit	—	6,156	395	—	6,551
Foreign exchange	12	61,662	54	—	61,728
Equity	3,070	45,439	2,878	—	51,387
Commodity and other	659	8,255	1,467	—	10,381
Netting[1]	(4,417)	(208,658)	(1,003)	(33,471)	(247,549)
Total derivative and other contracts	1,184	53,870	4,243	(33,471)	25,826
Total trading liabilities	93,762	64,484	4,257	(33,471)	129,032
Securities sold under agreements to repurchase	—	784	—	—	784
Other secured financings	—	4,382	172	—	4,554
Borrowings	—	46,886	3,620	—	50,506
Total liabilities at fair value	$93,762	$116,845	$8,122	$(33,471)	$185,258

September 2018 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2017
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$22,077	$26,888	$—	$—	$48,965
Other sovereign government obligations	20,234	7,825	1	—	28,060
State and municipal securities	—	3,592	8	—	3,600
MABS	—	2,364	423	—	2,787
Loans and lending commitments[2]	—	4,791	5,945	—	10,736
Corporate and other debt	—	16,837	701	—	17,538
Corporate equities[3]	149,697	492	166	—	150,355
Derivative and other contracts:
Interest rate	472	178,704	1,763	—	180,939
Credit	—	7,602	420	—	8,022
Foreign exchange	58	53,724	15	—	53,797
Equity	1,101	40,359	3,530	—	44,990
Commodity and other	1,126	5,390	4,147	—	10,663
Netting[1]	(2,088)	(216,764)	(1,575)	(47,171)	(267,598)
Total derivative and other contracts	669	69,015	8,300	(47,171)	30,813
Investments[4]	297	523	1,020	—	1,840
Physical commodities	—	1,024	—	—	1,024
Total trading assets[4]	192,974	133,351	16,564	(47,171)	295,718
Investment securities—AFS	27,522	27,681	—	—	55,203
Intangible assets	—	3	—	—	3
Total assets at fair value	$220,496	$161,035	$16,564	$(47,171)	$350,924

	At December 31, 2017
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$157	$47	$—	$204
Trading liabilities:
U.S. Treasury and agency securities	17,802	24	—	—	17,826
Other sovereign government obligations	24,857	2,016	—	—	26,873
Corporate and other debt	—	7,141	3	—	7,144
Corporate equities[3]	52,653	82	22	—	52,757
Derivative and other contracts:
Interest rate	364	162,239	545	—	163,148
Credit	—	8,166	379	—	8,545
Foreign exchange	23	55,118	127	—	55,268
Equity	1,001	44,666	2,322	—	47,989
Commodity and other	1,032	5,156	2,701	—	8,889
Netting[1]	(2,088)	(216,764)	(1,575)	(36,717)	(257,144)
Total derivative and other contracts	332	58,581	4,499	(36,717)	26,695
Total trading liabilities	95,644	67,844	4,524	(36,717)	131,295
Securities sold under agreements to repurchase	—	650	150	—	800
Other secured financings	—	3,624	239	—	3,863
Borrowings	—	43,928	2,984	—	46,912
Total liabilities at fair value	$95,644	$116,203	$7,944	$(36,717)	$183,074

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

Loans and Lending Commitments at Fair Value

$ in millions	At September 30, 2018	At December 31, 2017
Corporate	$9,489	$8,358
Residential real estate	912	799
Wholesale real estate	2,365	1,579
Total	$12,766	$10,736

Unsettled Fair Value of Futures Contracts1

$ in millions	At September 30, 2018	At December 31, 2017
Customer and other receivables, net	$660	$831

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the financial statements in the 2017 Form 10-K. During the current year period, there were no significant revisions made to the Firm’s valuation techniques.

49	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2018 (“current quarter”) and September 30, 2017 (“prior year quarter”), the current year period and the nine months ended September 30, 2017 (“prior year period”). Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. The realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the following tables do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Firm within the Level 1 and/or Level 2 categories.

Additionally, the unrealized gains (losses) during the period for assets and liabilities within the Level 3 category presented in the following tables herein may include changes in fair value during the period that were attributable to both observable and unobservable inputs. Total realized and unrealized gains (losses) are primarily included in Trading revenues in the income statements.

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Current Quarter

$ in millions	Beginning Balance at June 30, 2018	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at September 30, 2018	Unrealized Gains (Losses)
Assets at Fair Value
Trading assets:
U.S. Treasury and agency securities	$—	$—	$5	$—	$—	$—	$5	$—
Other sovereign government obligations	5	—	32	(2)	—	1	36	—
State and municipal securities	2	—	2	—	—	—	4	—
MABS	327	(1)	23	(46)	(14)	27	316	(8)
Loans and lending commitments	6,923	17	2,076	(1,184)	(777)	(320)	6,735	12
Corporate and other debt	701	(4)	109	(153)	(6)	63	710	9
Corporate equities	171	(7)	15	(50)	—	(23)	106	5
Net derivative and other contracts[3]:
Interest rate	567	(3)	12	(9)	(2)	12	577	24
Credit	(2)	(39)	4	—	58	—	21	(41)
Foreign exchange	(26)	(35)	—	—	2	15	(44)	(9)
Equity	(1,535)	(149)	29	(138)	84	38	(1,671)	(132)
Commodity and other	2,032	(29)	—	(11)	(1)	29	2,020	(105)
Total net derivative and other contracts	1,036	(255)	45	(158)	141	94	903	(263)
Investments	941	5	72	(103)	—	(97)	818	2
Liabilities at Fair Value
Deposits	$37	$(2)	$—	$11	$—	$23	$73	$(2)
Trading liabilities:
Corporate and other debt	1	—	—	—	—	—	1	—
Corporate equities	24	—	(12)	3	—	(2)	13	—
Other secured financings	170	(2)	—	—	—	—	172	(2)
Borrowings	3,295	(56)	—	344	(81)	6	3,620	(55)

1.	Loan originations and consolidations of VIEs are included in purchases and deconsolidations of VIEs are included in Settlements.
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

September 2018 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Prior Year Quarter

$ in millions	Beginning Balance at June 30, 2017	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at September 30, 2017	Unrealized Gains (Losses)
Assets at Fair Value
Trading assets:
Other sovereign government obligations	$100	$2	$86	$(82)	$—	$(2)	$104	$1
State and municipal securities	9	—	4	(3)	—	—	10	—
MABS	264	4	52	(54)	—	8	274	1
Loans and lending commitments	4,864	25	1,772	(1,431)	(236)	(129)	4,865	17
Corporate and other debt	693	41	220	(241)	(4)	(21)	688	34
Corporate equities	500	(9)	24	(268)	—	49	296	—
Net derivative and other contracts[3]:
Interest rate	970	105	13	(29)	33	(16)	1,076	92
Credit	(305)	(33)	7	(9)	35	2	(303)	(33)
Foreign exchange	2	(59)	9	—	17	(47)	(78)	(50)
Equity	1,093	114	60	(77)	79	(38)	1,231	110
Commodity and other	1,509	158	1	(1)	(112)	(21)	1,534	45
Total net derivative and other contracts	3,269	285	90	(116)	52	(120)	3,460	164
Investments	946	(4)	13	(17)	(16)	3	925	(5)
Liabilities at Fair Value
Deposits	$79	$(1)	$—	$32	$—	$(6)	$106	$(1)
Trading liabilities:
Corporate and other debt	15	(2)	(18)	9	—	—	8	(1)
Corporate equities	28	1	(10)	24	—	10	51	2
Securities sold under agreements to repurchase	148	(1)	—	—	—	—	149	(1)
Other secured financings	244	(5)	—	2	(1)	—	250	(5)
Borrowings	2,646	(53)	—	679	(49)	(726)	2,603	(47)

1.	Loan originations and consolidations of VIEs are included in purchases and deconsolidations of VIEs are included in Settlements.
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

51	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Current Year Period

$ in millions	Beginning Balance at December 31, 2017	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at September 30, 2018	Unrealized Gains (Losses)
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$—	$—	$5	$—	$—	$—	$5	$—
Other sovereign government obligations	1	—	35	—	—	—	36	—
State and municipal securities	8	—	3	(7)	—	—	4	—
MABS	423	88	73	(317)	(16)	65	316	(6)
Loans and lending commitments	5,945	16	4,030	(978)	(1,926)	(352)	6,735	(8)
Corporate and other debt	701	51	276	(227)	(8)	(83)	710	16
Corporate equities	166	17	69	(134)	—	(12)	106	14
Net derivative and other contracts[3]:
Interest rate	1,218	(46)	84	(38)	(92)	(549)	577	(47)
Credit	41	(17)	9	(40)	30	(2)	21	(20)
Foreign exchange	(112)	71	2	(48)	43	—	(44)	1
Equity[4]	1,208	83	120	(1,052)	319	(2,349)	(1,671)	19
Commodity and other	1,446	332	80	(18)	17	163	2,020	33
Total net derivative and other contracts	3,801	423	295	(1,196)	317	(2,737)	903	(14)
Investments	1,020	5	134	(209)	—	(132)	818	5
Liabilities at fair value
Deposits	$47	$1	$—	$27	$(2)	$2	$73	$1
Trading liabilities:
Corporate and other debt	3	—	(3)	1	—	—	1	—
Corporate equities	22	4	(12)	11	—	(4)	13	4
Securities sold under agreements to repurchase	150	—	—	—	—	(150)	—	—
Other secured financings	239	16	—	8	(18)	(41)	172	16
Borrowings	2,984	156	—	1,275	(339)	(144)	3,620	168

1.	Loan originations and consolidations of VIEs are included in Purchases and deconsolidations of VIEs are included in Settlements.
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

September 2018 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Prior Year Period

$ in millions	Beginning Balance at December 31, 2016	Realized and Unrealized Gains (Losses)	Purchases[1]	Sales and Issuances[2]	Settlements[1]	Net Transfers	Ending Balance at September 30, 2017	Unrealized Gains (Losses)
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$74	$(1)	$—	$(240)	$—	$167	$—	$—
Other sovereign government obligations	6	—	104	(5)	—	(1)	104	—
State and municipal securities	250	3	6	(81)	—	(168)	10	—
MABS	217	49	120	(120)	(16)	24	274	13
Loans and lending commitments	5,122	88	2,470	(1,927)	(964)	76	4,865	85
Corporate and other debt	475	67	437	(383)	(7)	99	688	3
Corporate equities	446	8	74	(604)	—	372	296	3
Net derivative and other contracts[3]:
Interest rate	420	137	36	(42)	658	(133)	1,076	146
Credit	(373)	(18)	6	(9)	96	(5)	(303)	(34)
Foreign exchange	(43)	(92)	9	—	48	—	(78)	(72)
Equity	184	168	816	(231)	209	85	1,231	277
Commodity and other	1,600	523	13	(21)	(431)	(150)	1,534	88
Total net derivative and other contracts	1,788	718	880	(303)	580	(203)	3,460	405
Investments	958	16	96	(44)	(78)	(23)	925	10
Liabilities at fair value
Deposits	$42	$(2)	$—	$62	$—	$—	$106	$(2)
Trading liabilities:
Corporate and other debt	36	(1)	(55)	99	—	(73)	8	—
Corporate equities	35	—	(69)	27	—	58	51	(1)
Securities sold under agreements to repurchase	149	—	—	—	—	—	149	1
Other secured financings	434	(28)	—	54	(223)	(43)	250	(21)
Borrowings	2,014	(142)	—	1,418	(328)	(643)	2,603	(136)

1.	Loan originations and consolidations of VIEs are included in Purchases and deconsolidations of VIEs are included in Settlements.
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

Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements

The following disclosures provide information on the valuation techniques, significant unobservable inputs, and their ranges and averages for each major category of assets and liabilities measured at fair value on a recurring and nonrecurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. For qualitative information on the sensitivity of the fair value measurements to changes in the significant unobservable inputs, see Note 3 to the financial statements in the 2017 Form 10-K. There are no predictable relationships between multiple significant unobservable inputs attributable to a given valuation technique. A single amount is disclosed when there is no significant difference between the minimum, maximum and average.

Valuation Techniques and Sensitivity of Unobservable Inputs

Used in Level 3 Fair Value Measurements

Recurring Fair Value Measurement

	Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2018		At December 31, 2017
Assets at Fair Value
MABS	$316		$423
Comparable pricing:
Bond price	0 to 100 points (34 points	)	0 to 95 points (26 points	)
Loans and lending commitments	$6,735		$5,945
Margin loan model:
Discount rate	1% to 6% (2%	)	0% to 3% (1%	)
Volatility skew	14% to 59% (27%	)	7% to 41% (22%	)
Comparable pricing:
Loan price	56 to 105 points (97 points	)	55 to 102 points (95 points	)
Corporate and other debt	$710		$701
Comparable pricing:
Bond price	0 to 100 points (62 points	)	3 to 134 points (59 points	)
Discounted cash flow:
Recovery rate	20%		6% to 36% (27%	)
Discount rate	15% to 25% (16%	)	7% to 20% (14%	)
Option model:
At the money volatility	23% to 51% (34%	)	17% to 52% (52%	)
Corporate equities	$106		$166
Comparable pricing:
Equity price	100%		100%

53	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2018	At December 31, 2017
Net derivative and other contracts[2]:
Interest rate	$577	$1,218
Option model:
IR volatility skew	27% to 95% (43% / 41%)	31% to 97% (41% / 47%)
Inflation volatility	26% to 66% (46% / 43%)	23% to 63% (44% / 41%)
IR curve	2%	2%
Credit	$21	$41
Comparable pricing:
Cash synthetic basis	8 to 9 points (9 points)	12 to 13 points (12 points)
Bond price	0 to 75 points (28 points)	0 to 75 points (25 points)
Credit spread	195 to 474 bps (349 bps)	N/M
Correlation model:
Credit correlation	35% to 74% (48%)	38% to 100% (48%)
Foreign exchange[3]	$(44)	$(112)
Option model:
IR - FX correlation	53% to 57% (55% / 55%)	54% to 57% (56% / 56%)
IR volatility skew	27% to 95% (43% / 41%)	31% to 97% (41% / 47%)
Contingency probability	85% to 95% (93% / 95%)	95% to 100% (96% / 95%)
Equity[3]	$(1,671)	$1,208
Option model:
At the money volatility	12% to 56% (34%)	7% to 54% (32%)
Volatility skew	-2% to 0% (-1%)	-5% to 0% (-1%)
Equity correlation	5% to 99% (67%)	5% to 99% (76%)
FX correlation	-64% to 10% (-47%)	-55% to 40% (36%)
IR correlation	-7% to 44% (15% /10%)	-7% to 49% (18% / 20%)
Commodity and other	$2,020	$1,446
Option model:
Forward power price	$3 to $169 ($30) per MWh	$4 to $102 ($31) per MWh
Commodity volatility	5% to 104% (15%)	7% to 205% (17%)
Cross-commodity correlation	5% to 99% (92%)	5% to 99% (92%)
Investments	$818	$1,020
Discounted cash flow:
WACC	8% to 15% (9%)	8% to 15% (9%)
Exit multiple	7 to 10 times (10 times)	8 to 11 times (10 times)
Market approach:
EBITDA multiple	3 to 23 times (13 times)	6 to 25 times (11 times)
Comparable pricing:
Equity price	25% to 100% (95%)	45% to 100% (92%)

Liabilities at Fair Value
Deposits	$73	$47
Option Model
At the money volatility	17% to 38% (20%)	N/M
Volatility skew	0%	N/M
Other secured financings	$172	$239
Discounted cash flow:
Funding spread	60 to 260 bps (160 bps)	39 to 76 bps (57 bps)
Option model:
Volatility skew	N/A	-1%
At the money volatility	10% to 40% (26%)	10% to 40% (26%)

Balance / Range (Average1)
$ in millions, except inputs	At September 30, 2018	At December 31, 2017
Borrowings	$3,620	$2,984
Option model:
At the money volatility	5% to 35% (23%)	5% to 35% (22%)
Volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
Equity correlation	38% to 98% (75%)	39% to 95% (86%)
Equity - FX correlation	-75% to 50% (-28%)	-55% to 10% (-18%)

Nonrecurring Fair Value Measurement
Loans	$1,096	$924
Corporate loan model:
Credit spread	96 to 400 bps (160 bps)	93 to 563 bps (239 bps)
Expected recovery:
Asset coverage	N/M	95% to 99% (95%)

Points—Percentage of par

IR—Interest rate

FX—Foreign exchange

1.	Amounts represent weighted averages except where simple averages and the median of the inputs are more relevant.
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

Measured Based on Net Asset Value

	At September 30, 2018		At December 31, 2017
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$1,568	$328	$1,674	$308
Real estate	749	168	800	183
Hedge[1]	95	4	90	4
Total	$2,412	$500	$2,564	$495

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

September 2018 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 19 for information regarding related performance fees at risk of reversal, including performance fees in the form of carried interest.

Nonredeemable Funds by Contractual Maturity

	Carrying Value at September 30, 2018
$ in millions	Private Equity	Real Estate
Less than 5 years	$621	$408
5-10 years	816	313
Over 10 years	131	28
Total	$1,568	$749

Fair Value Option

The Firm elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.

Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At September 30, 2018	At December 31, 2017
Business Unit Responsible for Risk Management
Equity	$25,049	$25,903
Interest rates	22,101	19,230
Foreign exchange	504	666
Credit	863	815
Commodities	1,989	298
Total	$50,506	$46,912

Earnings Impact of Borrowings under the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Trading revenues	$449	$(964)	$1,334	$(3,484)
Interest expense	(59)	(107)	(234)	(338)
Net revenues[1]	$390	$(1,071)	$1,100	$(3,822)

1.	Amounts do not reflect any gains or losses on related hedging instruments.

Gains (losses) are mainly attributable to changes in foreign exchange rates, or interest rates or movements in the reference price or index.

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2018		2017
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(4)	$(1,010)	$9	$(226)
Loans and other debt[1]	55	—	49	—
Lending commitments[2]	(6)	—	—	—
Other	(32)	28	—	(3)

	Nine Months Ended September 30,
	2018		2017
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(22)	$425	$1	$(493)
Loans and other debt[1]	199	—	94	—
Lending commitments[2]	(3)	—	—	—
Other	(32)	32	—	(6)

$ in millions	At September 30, 2018	At December 31, 2017
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(1,374)	$(1,831)

1.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
2.	Gains (losses) on lending commitments were generally determined based on the difference between estimated expected client yields and contractual yields at each respective period-end.

Excess of Contractual Principal Amount Over Fair Value

$ in millions	At September 30, 2018	At December 31, 2017
Loans and other debt[1]	$12,809	$13,481
Loans 90 or more days past due and/or on nonaccrual status[1]	10,678	11,253
Borrowings[2]	1,438	71

1.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.
2.	Borrowings in this table do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.

Fair Value Loans on Nonaccrual Status

$ in millions	At September 30, 2018	At December 31, 2017
Nonaccrual loans	$1,522	$1,240
Nonaccrual loans 90 or more days past due	$802	$779

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

55	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Measured at Fair Value on a Nonrecurring Basis

Carrying and Fair Values

	At September 30, 2018
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,460	$1,096	$2,556
Other assets—Other investments	15	36	51
Other assets—Premises, equipment and software	—	—	—
Total	$1,475	$1,132	$2,607
Liabilities
Other liabilities and accrued expenses—Lending commitments	$185	$48	$233
Total	$185	$48	$233

	At December 31, 2017
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,394	$924	$2,318
Other assets—Other investments	—	144	144
Total	$1,394	$1,068	$2,462
Liabilities
Other liabilities and accrued expenses—Lending commitments	$158	$38	$196
Total	$158	$38	$196

1.

For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Assets
Loans[2]	$(5)	$—	$1	$41
Other assets—Other investments[3]	(2)	(6)	(9)	(6)
Other assets—Premises, equipment and software[4]	(3)	(1)	(13)	(7)
Total	$(10)	$(7)	$(21)	$28
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$31	$4	$41	$64
Total	$31	$4	$41	$64

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

4.	Losses related to Other assets—Premises, equipment and software were determined using techniques that included a default recovery analysis and recently executed transactions.

September 2018 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

Financial Instruments Not Measured at Fair Value

	At September 30, 2018
$ in millions	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Cash and due from banks	$36,641	$36,641	$—	$—	$36,641
Interest bearing deposits with banks	22,638	22,638	—	—	22,638
Restricted cash	33,202	33,202	—	—	33,202
Investment securities—HTM	25,336	12,757	10,883	442	24,082
Securities purchased under agreements to resell	69,086	—	69,026	—	69,026
Securities borrowed	142,489	—	142,433	—	142,433
Customer and other receivables[1]	55,189	—	51,768	3,251	55,019
Loans[2]	109,983	—	21,259	88,321	109,580
Other assets	483	—	483	—	483

Financial Liabilities
Deposits	$174,803	$—	$174,764	$—	$174,764
Securities sold under agreements to repurchase	59,544	—	59,495	—	59,495
Securities loaned	11,833	—	11,909	—	11,909
Other secured financings	5,503	—	3,876	1,634	5,510
Customer and other payables[1]	188,054	—	188,054	—	188,054
Borrowings	140,383	—	145,076	30	145,106

	At December 31, 2017
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Cash and due from banks	$24,816	$24,816	$—	$—	$24,816
Interest bearing deposits with banks	21,348	21,348	—	—	21,348
Restricted cash	34,231	34,231	—	—	34,231
Investment securities— HTM	23,599	11,119	11,673	289	23,081
Securities purchased under agreements to resell	84,258	—	78,239	5,978	84,217
Securities borrowed	124,010	—	124,018	1	124,019
Customer and other receivables[1]	51,269	—	47,159	3,984	51,143
Loans[2]	104,126	—	21,290	82,928	104,218
Other assets	433	—	433	—	433

Financial Liabilities
Deposits	$159,232	$—	$159,232	$—	$159,232
Securities sold under agreements to repurchase	55,624	—	51,752	3,867	55,619
Securities loaned	13,592	—	13,191	401	13,592
Other secured financings	7,408	—	5,987	1,431	7,418
Customer and other payables[1]	188,464	—	188,464	—	188,464
Borrowings	145,670	—	151,692	30	151,722

1.	Accrued interest and dividend receivables and payables where carrying value approximates fair value have been excluded.
2.	Amounts include loans measured at fair value on a nonrecurring basis.

Lending Commitments—Held for Investment and Held for Sale

	Commitment Amount[1]	Fair Value
$ in millions		Level 2	Level 3	Total
September 30, 2018	$106,904	$702	$204	$906
December 31, 2017	100,151	620	174	794

1.	For further discussion on lending commitments, see Note 11.

The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers. During the current year period, there were no significant updates made to the Firm’s valuation techniques for financial instruments not measured at fair value.

57	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

4. Derivative Instruments and Hedging Activities

Derivative Fair Values

At September 30, 2018

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$467	$—	$—	$467
Foreign exchange contracts	107	46	—	153
Total	574	46	—	620
Not designated as accounting hedges
Interest rate contracts	156,859	1,960	379	159,198
Credit contracts	4,446	1,710	—	6,156
Foreign exchange contracts	61,596	1,798	182	63,576
Equity contracts	26,522	—	23,396	49,918
Commodity and other contracts	8,975	—	2,136	11,111
Total	258,398	5,468	26,093	289,959
Total gross derivatives	$258,972	$5,514	$26,093	$290,579
Amounts offset
Counterparty netting	(190,040)	(4,850)	(24,242)	(219,132)
Cash collateral netting	(40,294)	(514)	—	(40,808)
Total in Trading assets	$28,638	$150	$1,851	$30,639
Amounts not offset[1]
Financial instruments collateral	(14,077)	—	—	(14,077)
Other cash collateral	(29)	—	—	(29)
Net amounts	$14,532	$150	$1,851	$16,533
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,590

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$270	$1	$—	$271
Foreign exchange contracts	19	14	—	33
Total	289	15	—	304
Not designated as accounting hedges
Interest rate contracts	140,816	1,733	508	143,057
Credit contracts	4,452	2,099	—	6,551
Foreign exchange contracts	59,763	1,848	84	61,695
Equity contracts	28,920	—	22,467	51,387
Commodity and other contracts	8,308	—	2,073	10,381
Total	242,259	5,680	25,132	273,071
Total gross derivatives	$242,548	$5,695	$25,132	$273,375
Amounts offset
Counterparty netting	(190,040)	(4,850)	(24,242)	(219,132)
Cash collateral netting	(27,777)	(640)	—	(28,417)
Total in Trading liabilities	$24,731	$205	$890	$25,826
Amounts not offset[1]
Financial instruments collateral	(4,729)	—	(143)	(4,872)
Other cash collateral	(33)	—	—	(33)
Net amounts	$19,969	$205	$747	$20,921
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$5,763

At December 31, 2017

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$1,057	$—	$—	$1,057
Foreign exchange contracts	57	6	—	63
Total	1,114	6	—	1,120
Not designated as accounting hedges
Interest rate contracts	177,948	1,700	234	179,882
Credit contracts	5,740	2,282	—	8,022
Foreign exchange contracts	52,878	798	58	53,734
Equity contracts	24,452	—	20,538	44,990
Commodity and other contracts	8,861	—	1,802	10,663
Total	269,879	4,780	22,632	297,291
Total gross derivatives	$270,993	$4,786	$22,632	$298,411
Amounts offset
Counterparty netting	(201,051)	(3,856)	(19,861)	(224,768)
Cash collateral netting	(42,141)	(689)	—	(42,830)
Total in Trading assets	$27,801	$241	$2,771	$30,813
Amounts not offset[1]
Financial instruments collateral	(12,363)	—	—	(12,363)
Other cash collateral	(4)	—	—	(4)
Net amounts	$15,434	$241	$2,771	$18,446
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,154

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$67	$1	$—	$68
Foreign exchange contracts	72	57	—	129
Total	139	58	—	197
Not designated as accounting hedges
Interest rate contracts	161,758	1,178	144	163,080
Credit contracts	6,273	2,272	—	8,545
Foreign exchange contracts	54,191	925	23	55,139
Equity contracts	27,993	—	19,996	47,989
Commodity and other contracts	7,117	—	1,772	8,889
Total	257,332	4,375	21,935	283,642
Total gross derivatives	$257,471	$4,433	$21,935	$283,839
Amounts offset
Counterparty netting	(201,051)	(3,856)	(19,861)	(224,768)
Cash collateral netting	(31,892)	(484)	—	(32,376)
Total in Trading liabilities	$24,528	$93	$2,074	$26,695
Amounts not offset[1]
Financial instruments collateral	(5,523)	—	(412)	(5,935)
Other cash collateral	(18)	(14)	—	(32)
Net amounts	$18,987	$79	$1,662	$20,728
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,751

1.

Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

September 2018 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

See Note 3 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the previous tables.

Derivative Notionals

At September 30, 2018

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$16	$8	$—	$24
Foreign exchange contracts	5	1	—	6
Total	21	9	—	30
Not designated as accounting hedges
Interest rate contracts	5,359	7,067	1,206	13,632
Credit contracts	139	71	—	210
Foreign exchange contracts	2,160	91	18	2,269
Equity contracts	433	—	406	839
Commodity and other contracts	95	—	64	159
Total	8,186	7,229	1,694	17,109
Total gross derivatives	$8,207	$7,238	$1,694	$17,139

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$2	$153	$—	$155
Foreign exchange contracts	3	1	—	4
Total	5	154	—	159
Not designated as accounting hedges
Interest rate contracts	5,317	6,361	710	12,388
Credit contracts	146	79	—	225
Foreign exchange contracts	2,155	87	17	2,259
Equity contracts	462	—	578	1,040
Commodity and other contracts	77	—	62	139
Total	8,157	6,527	1,367	16,051
Total gross derivatives	$8,162	$6,681	$1,367	$16,210

At December 31, 2017

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$20	$46	$—	$66
Foreign exchange contracts	4	—	—	4
Total	24	46	—	70
Not designated as accounting hedges
Interest rate contracts	3,999	6,458	2,714	13,171
Credit contracts	194	100	—	294
Foreign exchange contracts	1,960	67	9	2,036
Equity contracts	397	—	334	731
Commodity and other contracts	86	—	72	158
Total	6,636	6,625	3,129	16,390
Total gross derivatives	$6,660	$6,671	$3,129	$16,460

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate contracts	$2	$102	$—	$104
Foreign exchange contracts	4	2	—	6
Total	6	104	—	110
Not designated as accounting hedges
Interest rate contracts	4,199	6,325	1,089	11,613
Credit contracts	226	80	—	306
Foreign exchange contracts	2,014	78	51	2,143
Equity contracts	394	—	405	799
Commodity and other contracts	68	—	61	129
Total	6,901	6,483	1,606	14,990
Total gross derivatives	$6,907	$6,587	$1,606	$15,100

The Firm believes that the notional amounts of derivative contracts generally overstate its exposure.

For information related to offsetting of certain collateralized transactions, see Note 6. For a discussion of the Firm’s derivative instruments and hedging activities, see Note 4 to the financial statements in the 2017 Form 10-K.

Gains (Losses) on Accounting Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Fair Value Hedges—Recognized in Interest Expense
Interest rate contracts	$(1,124)	$(218)	$(3,584)	$(878)
Borrowings	1,124	175	3,563	670
Net Investment Hedges—Foreign exchange contracts
Recognized in OCI	$107	$(88)	$354	$(340)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	13	(3)	44	(22)

Fair Value Hedges—Hedged Items

$ in millions	At September 30, 2018
Investment Securities—AFS[1]
Carrying amount[2] currently or previously hedged	$86
Borrowings
Carrying amount[2] currently or previously hedged	$103,269
Basis adjustments included in carrying amount[3]	$(3,744)

1.

In the current quarter, the Firm began designating interest rate swaps as fair value hedges of certain AFS securities. Amounts recognized in interest income and basis adjustments related to AFS securities were not material.

2.	Carrying amount represents amortized cost basis.
3.	Hedge accounting basis adjustments for Borrowings are primarily related to outstanding hedges.

Credit Risk-Related Contingencies

In connection with certain OTC trading agreements, the Firm may be required to provide additional collateral or immediately settle any outstanding liability balances with certain counterparties in the event of a credit rating downgrade of the Firm.

59	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2018	At December 31, 2017
Net derivative liabilities with credit risk-related contingent features	$16,081	$20,675
Collateral posted	12,745	16,642

The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

Incremental Collateral or Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2018
One-notch downgrade	$429
Two-notch downgrade	325
Bilateral downgrade agreements included in the amounts above[1]	$653

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

For further information on credit derivatives and other credit contracts, see Note 4 to the financial statements in the 2017 Form 10-K.

Protection Sold and Purchased with CDS

	At September 30, 2018
	Fair Value (Asset)/Liability		Notional
$ in millions	Protection Sold	Protection Purchased	Protection Sold	Protection Purchased
Single name	$(326)	$469	$111,848	$127,114
Index and basket	159	(67)	81,810	94,320
Tranched index and basket	(207)	367	6,844	12,738
Total	$(374)	$769	$200,502	$234,172

	At December 31, 2017
	Fair Value (Asset)/Liability		Notional
$ in millions	Protection Sold	Protection Purchased	Protection Sold	Protection Purchased
Single name	$(1,277)	$1,658	$146,948	$164,773
Index and basket	(341)	209	131,073	120,348
Tranched index and basket	(342)	616	11,864	24,498
Total	$(1,960)	$2,483	$289,885	$309,619

Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to maturity at September 30, 2018
$ in millions	< 1	1-3	3-5	Over 5	Total
Single name CDS
Investment grade	$24,275	$25,802	$17,512	$9,721	$77,310
Non-investment grade	11,777	12,006	8,743	2,012	34,538
Total	$36,052	$37,808	$26,255	$11,733	$111,848
Index and basket CDS
Investment grade	$6,594	$8,975	$22,203	$16,832	$54,604
Non-investment grade	5,300	6,884	9,727	12,139	34,050
Total	$11,894	$15,859	$31,930	$28,971	$88,654
Total CDS sold	$47,946	$53,667	$58,185	$40,704	$200,502
Other credit contracts	—	—	—	129	129
Total credit protection sold	$47,946	$53,667	$58,185	$40,833	$200,631
CDS protection sold with identical protection purchased					$186,961

	Years to maturity at December 31, 2017
$ in millions	< 1	1-3	3-5	Over 5	Total
Single name CDS
Investment grade	$39,721	$42,591	$18,157	$8,872	$109,341
Non-investment grade	14,213	16,293	6,193	908	37,607
Total	$53,934	$58,884	$24,350	$9,780	$146,948
Index and basket CDS
Investment grade	$29,046	$15,418	$37,343	$6,807	$88,614
Non-investment grade	5,246	7,371	32,417	9,289	54,323
Total	$34,292	$22,789	$69,760	$16,096	$142,937
Total CDS sold	$88,226	$81,673	$94,110	$25,876	$289,885
Other credit contracts	2	—	—	134	136
Total credit protection sold	$88,228	$81,673	$94,110	$26,010	$290,021
CDS protection sold with identical protection purchased					$274,473

September 2018 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

Fair Value (Asset)/Liability of Credit Protection Sold1

$ in millions	At September 30, 2018	At December 31, 2017
Single name CDS
Investment grade	$(387)	$(1,167)
Non-investment grade	61	(110)
Total	$(326)	$(1,277)
Index and basket CDS
Investment grade	$(683)	$(1,091)
Non-investment grade	635	408
Total	$(48)	$(683)
Total CDS sold	$(374)	$(1,960)
Other credit contracts	21	16
Total credit protection sold	$(353)	$(1,944)

1.	Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation.

The fair value amounts as shown in the previous table are prior to cash collateral or counterparty netting. Internal credit ratings serve as the Credit Risk Management Department’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgment to estimate the various risk parameters related to each obligor.

5. Investment Securities

AFS and HTM Securities

	At September 30, 2018
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$33,093	$—	$1,026	$32,067
U.S. agency securities[1]	20,368	14	658	19,724
Total U.S. government and agency securities	53,461	14	1,684	51,791
Corporate and other debt:
Agency CMBS	1,198	1	70	1,129
Non-agency CMBS	465	—	18	447
Corporate bonds	1,402	—	34	1,368
State and municipal securities	200	—	—	200
CLO	262	—	—	262
FFELP student loan ABS[2]	2,027	15	7	2,035
Total corporate and other debt	5,554	16	129	5,441
Total AFS securities	59,015	30	1,813	57,232
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	13,387	—	630	12,757
U.S. agency securities[1]	11,500	—	617	10,883
Total U.S. government and agency securities	24,887	—	1,247	23,640
Corporate and other debt:
Non-agency CMBS	449	1	8	442
Total HTM securities	25,336	1	1,255	24,082
Total investment securities	$84,351	$31	$3,068	$81,314

	At December 31, 2017
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$26,842	$—	$589	$26,253
U.S. agency securities[1]	22,803	28	247	22,584
Total U.S. government and agency securities	49,645	28	836	48,837
Corporate and other debt:
Agency CMBS	1,370	2	49	1,323
Non-agency CMBS	1,102	—	8	1,094
Corporate bonds	1,379	5	12	1,372
CLO	398	1	—	399
FFELP student loan ABS[2]	2,165	15	7	2,173
Total corporate and other debt	6,414	23	76	6,361
Total AFS debt securities	56,059	51	912	55,198
AFS equity securities	15	—	10	5
Total AFS securities	56,074	51	922	55,203
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	11,424	—	305	11,119
U.S. agency securities[1]	11,886	7	220	11,673
Total U.S. government and agency securities	23,310	7	525	22,792
Corporate and other debt:
Non-agency CMBS	289	1	1	289
Total HTM securities	23,599	8	526	23,081
Total investment securities	$79,673	$59	$1,448	$78,284

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.
2.	Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.

61	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$26,238	$858	$5,284	$168	$31,522	$1,026
U.S. agency securities	13,615	525	2,604	133	16,219	658
Total U.S. government and agency securities	39,853	1,383	7,888	301	47,741	1,684
Corporate and other debt:
Agency CMBS	828	70	—	—	828	70
Non-agency CMBS	224	7	223	11	447	18
Corporate bonds	725	14	521	20	1,246	34
FFELP student loan ABS	881	7	—	—	881	7
Total corporate and other debt	2,658	98	744	31	3,402	129
Total AFS securities	42,511	1,481	8,632	332	51,143	1,813
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	3,102	44	9,655	586	12,757	630
U.S. agency securities	2,373	73	8,510	544	10,883	617
Total U.S. government and agency securities	5,475	117	18,165	1,130	23,640	1,247
Corporate and other debt:
Non-agency CMBS	195	5	68	3	263	8
Total HTM securities	5,670	122	18,233	1,133	23,903	1,255
Total investment securities	$48,181	$1,603	$26,865	$1,465	$75,046	$3,068

	At December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities
U.S. government and agency securities:
U.S. Treasury securities	$21,941	$495	$4,287	$94	$26,228	$589
U.S. agency securities	12,673	192	2,513	55	15,186	247
Total U.S. government and agency securities	34,614	687	6,800	149	41,414	836
Corporate and other debt:
Agency CMBS	930	49	—	—	930	49
Non-agency CMBS	257	1	559	7	816	8
Corporate bonds	316	3	389	9	705	12
FFELP student loan ABS	984	7	—	—	984	7
Total corporate and other debt	2,487	60	948	16	3,435	76
Total AFS debt securities	37,101	747	7,748	165	44,849	912
AFS equity securities	—	—	5	10	5	10
Total AFS securities	37,101	747	7,753	175	44,854	922
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	6,608	86	4,512	219	11,120	305
U.S. agency securities	2,879	24	7,298	196	10,177	220
Total U.S. government and agency securities	9,487	110	11,810	415	21,297	525
Corporate and other debt:
Non-agency CMBS	124	1	—	—	124	1
Total HTM securities	9,611	111	11,810	415	21,421	526
Total investment securities	$46,712	$858	$19,563	$590	$66,275	$1,448

September 2018 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

The Firm believes there are no securities in an unrealized loss position that are other-than-temporarily impaired after performing the analysis described in Note 2 to the financial statements in the 2017 Form 10-K. For AFS debt securities, the Firm does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of the amortized cost basis. Furthermore, for AFS and HTM debt securities, the securities have not experienced credit losses as the net unrealized losses reported in the previous table are primarily due to higher interest rates since those securities were purchased.

See Note 12 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS, CLO and FFELP student loan ABS.

Investment Securities by Contractual Maturity

	At September 30, 2018
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$3,447	$3,432	1.3%
After 1 year through 5 years	27,517	26,734	1.9%
After 5 years through 10 years	2,129	1,901	1.4%
Total	33,093	32,067
U.S. agency securities:
Due within 1 year	473	467	1.0%
After 1 year through 5 years	806	789	1.2%
After 5 years through 10 years	1,718	1,644	1.8%
After 10 years	17,371	16,824	2.1%
Total	20,368	19,724
Total U.S. government and agency securities	53,461	51,791	1.9%
Corporate and other debt:
Agency CMBS:
Due within 1 year	3	3	0.9%
After 1 year through 5 years	384	382	1.3%
After 5 years through 10 years	40	41	1.2%
After 10 years	771	703	1.6%
Total	1,198	1,129
Non-agency CMBS:
After 5 years through 10 years	36	34	2.5%
After 10 years	429	413	2.4%
Total	465	447
Corporate bonds:
Due within 1 year	70	70	1.7%
After 1 year through 5 years	1,270	1,237	2.4%
After 5 years through 10 years	62	61	3.4%
Total	1,402	1,368
State and municipal securities:
After 1 year through 5 years	200	200	3.5%
Total	200	200
CLO:
After 5 years through 10 years	64	64	1.5%
After 10 years	198	198	2.4%
Total	262	262

	At September 30, 2018
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
FFELP student loan ABS:
After 1 year through 5 years	84	83	0.8%
After 5 years through 10 years	319	316	0.8%
After 10 years	1,624	1,636	1.2%
Total	2,027	2,035
Total corporate and other debt	5,554	5,441	1.8%
Total AFS securities	59,015	57,232	1.9%
HTM securities
U.S. government securities:
U.S. Treasury securities:
Due within 1 year	2,126	2,118	1.2%
After 1 year through 5 years	5,423	5,303	2.0%
After 5 years through 10 years	5,112	4,725	1.9%
After 10 years	726	611	2.3%
Total	13,387	12,757
U.S. agency securities:
After 5 years through 10 years	31	30	1.9%
After 10 years	11,469	10,853	2.6%
Total	11,500	10,883
Total U.S. government and agency securities	24,887	23,640	2.2%
Corporate and other debt:
Non-agency CMBS:
Due within 1 year	68	68	3.5%
After 1 year through 5 years	61	61	4.4%
After 5 years through 10 years	301	295	4.0%
After 10 years	19	18	4.0%
Total corporate and other debt	449	442	4.0%
Total HTM securities	25,336	24,082	2.2%
Total investment securities	$84,351	$81,314	2.0%

Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Gross realized gains	$5	$11	$11	$38
Gross realized (losses)	—	—	(3)	(11)
Total[1]	$5	$11	$8	$27

1.	Gross realized gains and losses are recognized in Other revenues in the income statements.

63	September 2018 Form 10-Q

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

Offsetting of Certain Collateralized Transactions

	At September 30, 2018
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$212,796	$(143,710)	$69,086	$(63,821)	$5,265
Securities borrowed	161,903	(19,414)	142,489	(136,940)	5,549
Liabilities
Securities sold under agreements to repurchase	$204,038	$(143,710)	$60,328	$(52,421)	$7,907
Securities loaned	31,247	(19,414)	11,833	(11,664)	169
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$3,640
Securities borrowed					1,377
Securities sold under agreements to repurchase					6,074
Securities loaned					142

	At December 31, 2017
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$199,044	$(114,786)	$84,258	$(78,009)	$6,249
Securities borrowed	133,431	(9,421)	124,010	(119,358)	4,652
Liabilities
Securities sold under agreements to repurchase	$171,210	$(114,786)	$56,424	$(48,067)	$8,357
Securities loaned	23,014	(9,422)	13,592	(13,271)	321
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$5,687
Securities borrowed					572
Securities sold under agreements to repurchase					6,945
Securities loaned					307

1.

Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For information related to offsetting of derivatives, see Note 4.

Maturities and Collateral Pledged

Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2018
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$69,184	$59,181	$32,727	$42,946	$204,038
Securities loaned	19,930	3,698	1,733	5,886	31,247
Total included in the offsetting disclosure	$89,114	$62,879	$34,460	$48,832	$235,285
Trading liabilities—Obligation to return securities received as collateral	18,727	—	—	—	18,727
Total	$107,841	$62,879	$34,460	$48,832	$254,012

	At December 31, 2017
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$41,332	$66,593	$28,682	$34,603	$171,210
Securities loaned	12,130	873	1,577	8,434	23,014
Total included in the offsetting disclosure	$53,462	$67,466	$30,259	$43,037	$194,224
Trading liabilities—Obligation to return securities received as collateral	22,555	—	—	—	22,555
Total	$76,017	$67,466	$30,259	$43,037	$216,779

Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At September 30, 2018	At December 31, 2017
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$54,625	$43,346
State and municipal securities	1,516	2,451
Other sovereign government obligations	115,046	87,141
ABS	2,257	1,130
Corporate and other debt	8,142	7,737
Corporate equities	21,756	28,497
Other	696	908
Total	$204,038	$171,210

Securities loaned
Other sovereign government obligations	$19,850	$9,489
Corporate equities	11,270	13,174
Other	127	351
Total	$31,247	$23,014
Total included in the offsetting disclosure	$235,285	$194,224
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$18,727	$22,555
Total	$254,012	$216,779

September 2018 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

Assets Pledged

The Firm pledges its trading assets and loans to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives, and cover customer short sales. Counterparties may or may not have the right to sell or repledge the collateral.

Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the balance sheets.

Carrying Value of Assets Loaned or Pledged without

Counterparty Right to Sell or Repledge

$ in millions	At September 30, 2018	At December 31, 2017
Trading assets	$31,347	$31,324
Loans (gross of allowance for loan losses)	570	228
Total	$31,917	$31,552

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

Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At September 30, 2018	At December 31, 2017
Collateral received with right to sell or repledge	$658,309	$599,244
Collateral that was sold or repledged[1]	505,108	475,113

1.	Does not include securities used to meet federal regulations for the Firm’s broker-dealers.

Customer Margin Lending and Other

$ in millions	At September 30, 2018	At December 31, 2017
Net customer receivables representing margin loans	$33,821	$32,112

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

For a further discussion of the Firm’s margin lending activities, see Note 6 to the financial statements in the 2017 Form 10-K.

The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 10.

Restricted Cash and Segregated Securities

$ in millions	At September 30, 2018	At December 31, 2017
Restricted cash	$33,202	$34,231
Segregated securities[1]	25,820	20,549
Total	$59,022	$54,780

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.

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

Loans by Type

	At September 30, 2018
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$35,439	$10,035	$45,474
Consumer loans	28,321	—	28,321
Residential real estate loans	26,644	29	26,673
Wholesale real estate loans	8,157	1,589	9,746
Total loans, gross	98,561	11,653	110,214
Allowance for loan losses	(231)	—	(231)
Total loans, net	$98,330	$11,653	$109,983
Fixed rate loans, net			$15,263
Floating or adjustable rate loans, net			94,720
Loans to non-U.S. borrowers, net			14,346

65	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2017
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate loans	$29,754	$9,456	$39,210
Consumer loans	26,808	—	26,808
Residential real estate loans	26,635	35	26,670
Wholesale real estate loans	9,980	1,682	11,662
Total loans, gross	93,177	11,173	104,350
Allowance for loan losses	(224)	—	(224)
Total loans, net	$92,953	$11,173	$104,126
Fixed rate loans, net			$13,339
Floating or adjustable rate loans, net			90,787
Loans to non-U.S. borrowers, net			9,977

Credit Quality

For a further discussion about the Firm’s evaluation of credit transactions, monitoring and credit quality indicators, as well as factors considered by the Firm in determining the allowance for loan losses and impairments, see Notes 2 and 7 to the financial statements in the 2017 Form 10-K.

Loans Held for Investment before Allowance by Credit Quality

	At September 30, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$35,062	$28,316	$26,563	$7,625	$97,566
Special mention	108	5	—	360	473
Substandard	268	—	81	172	521
Doubtful	1	—	—	—	1
Loss	—	—	—	—	—
Total	$35,439	$28,321	$26,644	$8,157	$98,561

	At December 31, 2017
$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
Pass	$29,166	$26,802	$26,562	$9,480	$92,010
Special mention	188	6	—	200	394
Substandard	393	—	73	300	766
Doubtful	7	—	—	—	7
Loss	—	—	—	—	—
Total	$29,754	$26,808	$26,635	$9,980	$93,177

Impaired Loans and Lending Commitments before Allowance

	At September 30, 2018
$ in millions	Corporate	Residential Real Estate	Total
Loans
With allowance	$23	$—	$23
Without allowance[1]	42	60	102
Total impaired loans	$65	$60	$125
UPB	71	61	132
Lending Commitments
With allowance	$21	$—	$21
Without allowance[1]	24	—	24

	At December 31, 2017
$ in millions	Corporate	Residential Real Estate	Total
Loans
With allowance	$16	$—	$16
Without allowance[1]	118	45	163
Total impaired loans	$134	$45	$179
UPB	146	46	192
Lending Commitments
Without allowance[1]	$199	$—	$199

1.

At September 30, 2018 and December 31, 2017, no allowance was recorded for these loans and lending commitments as the present value of the expected future cash flows (or, alternatively, the observable market price of the instrument or the fair value of the collateral held) equaled or exceeded the carrying value.

Loans and lending commitments in the previous table have been evaluated for a specific allowance. All remaining loans and lending commitments are assessed under the inherent allowance methodology.

Impaired Loans and Total Allowance by Region

	At September 30, 2018
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$125	$—	$—	$125
Total Allowance for loan losses	192	38	1	231

	At December 31, 2017
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$160	$9	$10	$179
Total Allowance for loan losses	194	27	3	224

Troubled Debt Restructurings

$ in millions	At September 30, 2018	At December 31, 2017
Loans	$46	$51
Lending commitments	37	28
Allowance for loan losses and lending commitments	4	10

Impaired loans and lending commitments classified as held for investment within corporate loans include TDRs as shown in the previous table. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions.

September 2018 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2017	$126	$4	$24	$70	$224
Gross charge-offs	(4)	—	—	—	(4)
Recoveries[1]	54	—	—	—	54
Net recoveries (charge-offs)	50	—	—	—	50
Provision (release)[1,2]	(39)	1	(4)	9	(33)
Other	(2)	—	—	(8)	(10)
September 30, 2018	$135	$5	$20	$71	$231
Inherent	$130	$5	$20	$71	$226
Specific	5	—	—	—	5

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$195	$4	$20	$55	$274
Gross charge-offs	(75)	—	—	—	(75)
Recoveries	1	—	—	—	1
Net recoveries (charge-offs)	(74)	—	—	—	(74)
Provision (release)[2]	26	—	4	12	42
Other	2	—	—	1	3
September 30, 2017	$149	$4	$24	$68	$245
Inherent	$142	$4	$24	$68	$238
Specific	7	—	—	—	7

1. The current year period release was primarily due to the recovery of a previously charged off energy industry related loan.

2. The Firm recorded a provision of $1 million and $13 million for loan losses in the current quarter and prior year quarter, respectively.

Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2017	$194	$1	$—	$3	$198
Provision (release)[1]	5	—	—	1	6
Other	(2)	—	—	(1)	(3)
September 30, 2018	$197	$1	$—	$3	$201
Inherent	$190	$1	$—	$3	$194
Specific	7	—	—	—	7

$ in millions	Corporate	Consumer	Residential Real Estate	Wholesale Real Estate	Total
December 31, 2016	$185	$1	$—	$4	$190
Provision (release)[1]	(10)	—	—	—	(10)
Other	1	—	—	—	1
September 30, 2017	$176	$1	$—	$4	$181
Inherent	$173	$1	$—	$4	$178
Specific	3	—	—	—	3

1.	The Firm recorded a provision of $1 million, and release of $6 million for lending commitments in the current quarter and prior year quarter, respectively.

Employee Loans

$ in millions	At September 30, 2018	At December 31, 2017
Balance	$3,491	$4,185
Allowance for loan losses	(70)	(77)
Balance, net	$3,421	$4,108
Repayment term range, in years	1 to 20	1 to 20

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

Equity Method Investment Balances

$ in millions	At September 30, 2018	At December 31, 2017
Investments	$2,452	$2,623

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Income (loss)	$8	$—	$62	$—

Japanese Securities Joint Venture

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Income from investment in MUMSS	$17	$25	$99	$96

Included in the equity method investments is the Firm’s 40% voting interest in Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”). Mitsubishi UFJ Financial Group, Inc. (“MUFG”) holds a 60% voting interest. The Firm accounts for its equity method investment in MUMSS within the Institutional Securities business segment.

67	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

9. Deposits

Deposits

$ in millions	At September 30, 2018	At December 31, 2017
Savings and demand deposits	$143,962	$144,487
Time deposits	31,223	14,949
Total	$175,185	$159,436
Deposits subject to FDIC insurance	$134,872	$127,017
Time deposits that equal or exceed the FDIC insurance limit	$12	$38

Time Deposit Maturities

$ in millions	At September 30, 2018
2018	$7,238
2019	12,519
2020	7,879
2021	1,569
2022	631
Thereafter	1,387

10. Borrowings and Other Secured Financings

Borrowings

$ in millions	At September 30, 2018	At December 31, 2017
Original maturities of one year or less	$940	$1,519
Original maturities greater than one year
Senior	$180,136	$180,835
Subordinated	9,813	10,228
Total	$189,949	$191,063
Total borrowings	$190,889	$192,582
Weighted average stated maturity, in years[1]	6.6	6.6

1.	Includes only borrowings with original maturities greater than one year.

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

Other Secured Financings by Original Maturity and Type

$ in millions	At September 30, 2018	At December 31, 2017
Original maturities:
Greater than one year	$7,840	$8,685
One year or less	1,555	2,034
Failed sales	662	552
Total	$10,057	$11,271

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

11. Commitments, Guarantees and Contingencies

Commitments

	Years to Maturity at September 30, 2018
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$13,345	$32,893	$46,671	$7,805	$100,714
Consumer	7,074	—	11	—	7,085
Residential real estate	—	83	13	253	349
Wholesale real estate	129	530	—	—	659
Forward-starting secured financing receivables	82,818	—	—	1,181	83,999
Investment activities	517	100	47	257	921
Letters of credit and other financial guarantees	184	1	—	39	224
Total	$104,067	$33,607	$46,742	$9,535	$193,951
Corporate lending commitments participated to third parties					$7,620
Forward-starting secured financing receivables settled within three business days					$77,520

Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

For a further description of these commitments, refer to Note 12 to the financial statements in the 2017 Form 10-K.

September 2018 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

Guarantees

Obligations under Guarantee Arrangements at September 30, 2018

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$47,946	$53,667	$58,185	$40,704	$200,502
Other credit contracts	—	—	—	129	129
Non-credit derivatives	1,870,310	1,471,732	405,669	648,797	4,396,508
Standby letters of credit and other financial guarantees issued[1]	1,009	913	1,452	4,908	8,282
Market value guarantees	16	101	24	—	141
Liquidity facilities	3,994	—	—	—	3,994
Whole loan sales guarantees	—	1	—	23,215	23,216
Securitization representations and warranties	—	—	—	63,208	63,208
General partner guarantees	4	52	338	34	428

$ in millions	Carrying Amount (Asset)/ Liability	Collateral/ Recourse
Credit derivatives[2]	$(374)	$—
Other credit contracts	21	—
Non-credit derivatives[2]	40,951	—
Standby letters of credit and other financial guarantees issued[1]	(234)	6,717
Market value guarantees	—	3
Liquidity facilities	(6)	6,459
Whole loan sales guarantees	9	—
Securitization representations and warranties	62	—
General partner guarantees	73	—

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

In certain situations, collateral may be held by the Firm for those contracts that meet the definition of a guarantee. Generally, the Firm sets collateral requirements by counterparty so that the collateral covers various transactions and products and is not allocated specifically to individual contracts. Also, the Firm may recover amounts related to the underlying asset delivered to the Firm under a derivative contract.

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

69	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

On July 8, 2013, U.S. Bank National Association, in its capacity as trustee, filed a complaint against the Firm styled U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. and GreenPoint Mortgage Funding, Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest. On August 22, 2013, the Firm filed a motion to dismiss the complaint, which was granted in part and denied in part on November 24, 2014. On August 13, 2018, the Firm filed a motion to renew its motion to dismiss. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $240 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

September 2018 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

On September 19, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Firm in the Supreme Court of NY, styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to a securitization issued by Basket of Aggregated Residential NIMS 2007-1 Ltd. The complaint asserts claims for breach of contract and alleges, among other things, that the net interest margin securities (“NIMS”) in the trust breached various representations and warranties. FGIC issued a financial guaranty policy with respect to certain notes that had an original balance of approximately $475 million. The complaint seeks, among other relief, specific performance of the NIMS breach remedy procedures in the transaction documents, unspecified damages, reimbursement of certain payments made pursuant to the transaction documents, attorneys’ fees and interest. On November 24, 2014, the Firm filed a motion to dismiss the complaint, which the court denied on January 19, 2017. On September 13, 2018, the Appellate Division, First Department, affirmed the lower court’s order denying the Firm’s motion to dismiss. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $126 million, the unpaid balance of these notes, plus pre- and post-judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future.

On September 23, 2014, FGIC filed a complaint against the Firm in the Supreme Court of NY styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees and interest. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On September 13, 2018, the Appellate Division, First Department, affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss. On October 15, 2018, the plaintiff filed a motion for leave to appeal the decision of the Appellate Division, First Department, to the New York Court of Appeals or, in the alternative, for reargument. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On December 11, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On February 11, 2016, plaintiff filed a notice of appeal of that order, and the appeal was fully briefed on August 19, 2016. On October 19, 2018, the court granted the Firm’s motion for leave to amend its answer and to stay the case pending resolution of Deutsche Bank National Trust Company’s appeal to the New York Court of Appeals in another case. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and a monoline insurer that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging, in the District Court in Amsterdam, the prior set-off by the Firm of approximately €124 million (approximately $144 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. A hearing took place in this matter on September 19, 2017. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims. On June 6, 2018, the Dutch Authority filed an appeal against the decision issued by the District Court in Amsterdam. Based on currently available information, the Firm believes that

71	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

it could incur a loss in this action of up to approximately €124 million (approximately $144 million) plus accrued interest.

12. Variable Interest Entities and Securitization Activities

Overview

For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 13 to the financial statements in the 2017 Form 10-K.

Consolidated VIEs

Assets and Liabilities by Type of Activity

	At September 30, 2018		At December 31, 2017
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$273	$—	$378	$3
MABS[1]	66	44	249	210
Other[2]	2,234	834	1,174	250
Total	$2,573	$878	$1,801	$463

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

2.

Other primarily includes investment funds, certain operating entities and structured transactions. At September 30, 2018, Other includes the consolidation of a fund managed by Mesa West Capital, LLC, which was acquired in the first quarter of 2018.

Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2018	At December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$99	$69
Restricted cash	170	222
Trading assets at fair value	1,712	833
Customer and other receivables	22	19
Goodwill	18	18
Intangible assets	134	155
Other assets	418	485
Total	$2,573	$1,801
Liabilities
Other secured financings	$845	$438
Other liabilities and accrued expenses	33	25
Total	$878	$463
Noncontrolling interests	$437	$189

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

Non-consolidated VIEs

	At September 30, 2018
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (UPB)	$73,812	$15,427	$6,314	$3,457	$20,199
Maximum exposure to loss
Debt and equity interests	$8,598	$1,505	$17	$1,579	$5,006
Derivative and other contracts	—	—	3,994	—	1,756
Commitments, guarantees and other	863	630	—	139	327
Total	$9,461	$2,135	$4,011	$1,718	$7,089

Carrying value of exposure to loss—Assets
Debt and equity interests	$8,598	$1,505	$17	$1,166	$5,006
Derivative and other contracts	—	—	6	—	70
Total	$8,598	$1,505	$23	$1,166	$5,076
Additional VIE assets owned[1]					$12,231

	At December 31, 2017
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (UPB)	$89,288	$9,807	$5,306	$3,322	$31,934
Maximum exposure to loss
Debt and equity interests	$10,657	$1,384	$80	$1,628	$4,730
Derivative and other contracts	—	—	3,333	—	1,686
Commitments, guarantees and other	1,214	668	—	164	433
Total	$11,871	$2,052	$3,413	$1,792	$6,849

Carrying value of exposure to loss—Assets
Debt and equity interests	$10,657	$1,384	$43	$1,202	$4,730
Derivative and other contracts	—	—	5	—	184
Total	$10,657	$1,384	$48	$1,202	$4,914
Additional VIE assets owned[1]					$11,318

MTOB—Municipal tender option bonds

1.

Additional VIE Assets owned represents the carrying value of total exposure to non-consolidated VIEs for which the maximum exposure to loss is less than specific thresholds, primarily interests issued by securitization SPEs.

Most of the VIEs included in the previous tables are sponsored by unrelated parties; the Firm’s involvement generally

September 2018 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

is the result of its secondary market-making activities, securities held in its Investment securities portfolio (see Note 5) and certain investments in funds.

The Firm’s maximum exposure to loss is dependent on the nature of the Firm’s variable interest in the VIE and is limited to:

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

Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2018		At December 31, 2017
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$9,299	$923	$15,636	$1,272
Commercial mortgages	39,554	1,289	46,464	2,331
U.S. agency collateralized mortgage obligations	14,176	2,822	16,223	3,439
Other consumer or commercial loans	10,783	3,564	10,965	3,615
Total	$73,812	$8,598	$89,288	$10,657

Transfers of Assets with Continuing Involvement

	At September 30, 2018
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$14,775	$66,829	$14,793	$17,101
Retained interests
Investment grade	$18	$492	$850	$14
Non-investment grade (fair value)	3	119	—	359
Total	$21	$611	$850	$373
Interests purchased in the secondary market (fair value)
Investment grade	$7	$141	$71	$—
Non-investment grade	51	47	—	—
Total	$58	$188	$71	$—
Derivative assets (fair value)	$—	$—	$—	$140
Derivative liabilities (fair value)	—	—	—	136

	At December 31, 2017
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$15,555	$62,744	$11,612	$17,060
Retained interests
Investment grade	$—	$293	$407	$4
Non-investment grade (fair value)	1	98	—	478
Total	$1	$391	$407	$482
Interests purchased in the secondary market (fair value)
Investment grade	$—	$94	$439	$—
Non-investment grade	16	66	—	4
Total	$16	$160	$439	$4
Derivative assets (fair value)	$1	$—	$—	$226
Derivative liabilities (fair value)	—	—	—	85

RML—Residential mortgage loans

CML—Commercial mortgage loans

1.	Amounts include CLO transactions managed by unrelated third parties.
2.	Amounts include assets transferred by unrelated transferors.

73	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value at September 30, 2018
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$868	$56	$924
Non-investment grade	139	342	481
Total	$1,007	$398	$1,405
Interests purchased in the secondary market
Investment grade	$208	$11	$219
Non-investment grade	88	10	98
Total	$296	$21	$317
Derivative assets	$28	$112	$140
Derivative liabilities	133	3	136

	Fair Value at December 31, 2017
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$407	$4	$411
Non-investment grade	22	555	577
Total	$429	$559	$988
Interests purchased in the secondary market
Investment grade	$531	$2	$533
Non-investment grade	57	29	86
Total	$588	$31	$619
Derivative assets	$78	$149	$227
Derivative liabilities	81	4	85

The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment.

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheets with changes in fair value recognized in the income statements.

Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
New transactions[1]	$7,299	$6,875	$19,056	$17,622
Retained interests	584	648	2,222	1,607
Sales of corporate loans to CLO SPEs[1,2]	17	56	253	148

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.	Sponsored by non-affiliates.

The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 11).

Assets Sold with Retained Exposure

$ in millions	At September 30, 2018	At December 31, 2017
Carrying value of assets derecognized at the time of sale and gross cash proceeds	$28,121	$19,115
Fair value
Assets sold	$28,820	$19,138
Derivative assets recognized in the balance sheets	826	176
Derivative liabilities recognized in the balance sheets	127	153

The Firm retains the exposure to the securities as shown in the previous table. The Firm enters into transactions in which it sells equity securities and contemporaneously enters into bilateral OTC equity derivatives with the purchasers of the securities.

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

In addition to the minimum risk-based capital ratio requirements, by 2019 the Firm will be subject to the following buffers:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 G-SIB capital surcharge, currently at 3%; and

September 2018 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

•	Up to a 2.5% Common Equity Tier 1 CCyB, currently set by U.S. banking agencies at zero.

In 2018, each of the buffers is 75% of the 2019 requirement noted above (during 2017, the buffers were 50%). Failure to maintain the buffers would result in restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

For a further discussion of the Firm’s calculation of risk-based capital ratios, see Note 14 to the financial statements in the 2017 Form 10-K.

The Firm’s Regulatory Capital and Capital Ratios

	At September 30, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	8.6%	$61,758	16.7%
Tier 1 capital	10.1%	70,328	19.0%
Total capital	12.1%	79,899	21.6%
Total RWA		370,714
Leverage-based capital
Tier 1 leverage	4.0%	$70,328	8.2%
Adjusted average assets[2]		858,944
SLR[3]	5.0%	70,328	6.4%
Supplementary leverage exposure[4]		1,101,263

	At December 31, 2017
$ in millions	Required Ratio[1]	Amount	Ratio[5]
Risk-based capital
Common Equity Tier 1 capital	7.3%	$61,134	16.5%
Tier 1 capital	8.8%	69,938	18.9%
Total capital	10.8%	80,275	21.7%
Total RWA		369,578
Leverage-based capital
Tier 1 leverage	4.0%	$69,938	8.3%
Adjusted average assets[2]		842,270

1.	Percentages represent minimum required regulatory capital ratios—for risk-based capital, the ratios are under the transitional rules.
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

5.	For risk- and leverage-based capital, regulatory compliance was determined based on capital ratios calculated under the transitional rules until December 31, 2017.

At September 30, 2018 and December 31, 2017, the Firm’s risk-based capital ratios are based on the Standardized Approach rules.

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

The OCC’s regulatory capital framework includes Prompt Corrective Action (“PCA”) standards, including “well-capitalized” PCA standards that are based on specified regulatory capital ratio minimums. For us to remain an FHC, our U.S. Bank Subsidiaries must remain well-capitalized in accordance with the OCC’s PCA standards. In addition, failure by our U.S. Bank Subsidiaries to meet minimum capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. Bank Subsidiaries’ and the Firm’s financial statements.

At September 30, 2018 and December 31, 2017, the U.S. Bank Subsidiaries’ risk-based capital ratios are based on the Standardized Approach rules and exceeded well-capitalized requirements.

MSBNA’s Regulatory Capital

	At September 30, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$15,683	20.4%
Tier 1 capital	8.0%	15,683	20.4%
Total capital	10.0%	15,933	20.7%
Leverage-based capital
Tier 1 leverage	5.0%	$15,683	10.9%
SLR[2]	6.0%	15,683	8.5%

	At December 31, 2017
$ in millions	Required Ratio[1]	Amount	Ratio[3]
Risk-based capital
Common Equity Tier 1 capital	6.5%	$15,196	20.5%
Tier 1 capital	8.0%	15,196	20.5%
Total capital	10.0%	15,454	20.8%
Leverage-based capital
Tier 1 leverage	5.0%	$15,196	11.8%

75	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

MSPBNA’s Regulatory Capital

	At September 30, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$6,841	25.0%
Tier 1 capital	8.0%	6,841	25.0%
Total capital	10.0%	6,886	25.1%
Leverage-based capital
Tier 1 leverage	5.0%	$6,841	9.7%
SLR[2]	6.0%	6,841	9.4%

	At December 31, 2017
$ in millions	Required Ratio[1]	Amount	Ratio[3]
Risk-based capital
Common Equity Tier 1 capital	6.5%	$6,215	24.4%
Tier 1 capital	8.0%	6,215	24.4%
Total capital	10.0%	6,258	24.6%
Leverage-based capital
Tier 1 leverage	5.0%	$6,215	9.7%

1.	Ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.
2.	The SLR became effective as a capital standard on January 1, 2018.
3.	For risk- and leverage-based capital, regulatory compliance was determined based on capital ratios calculated under the transitional rules until December 31, 2017.

U.S. Broker-Dealer Regulatory Capital Requirements

MS&Co. Regulatory Capital

$ in millions	At September 30, 2018	At December 31, 2017
Net capital	$12,627	$10,142
Excess net capital	10,253	8,018

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.

As an Alternative Net Capital broker-dealer, and in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At September 30, 2018 and December 31, 2017, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.

MSSB LLC Regulatory Capital

$ in millions	At September 30, 2018	At December 31, 2017
Net capital	$3,030	$2,567
Excess net capital	2,864	2,400

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

14. Total Equity

Share Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Repurchases of common stock under the Firm’s share repurchase program	$1,180	$1,250	$3,680	$2,500

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

Preferred Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Dividends declared	$93	$93	$356	$353

For a description of Series A through Series K preferred stock issuances, see Note 15 to the financial statements in the 2017

September 2018 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

Form 10-K. The Firm is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).

Preferred Stock Outstanding

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At September 30, 2018	Liquidation Preference per Share	At September 30, 2018	At December 31, 2017
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
Total			$8,520	$8,520

1.

Series C is composed of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss)1

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pension, Postretirement and Other	DVA	Total
June 30, 2018	$(864)	$(1,194)	$(704)	$(308)	$(3,070)
OCI during the period	(54)	(171)	5	(709)	(929)
September 30, 2018	$(918)	$(1,365)	$(699)	$(1,017)	$(3,999)

June 30, 2017	$(856)	$(396)	$(470)	$(766)	$(2,488)
OCI during the period	61	26	—	(143)	(56)
September 30, 2017	$(795)	$(370)	$(470)	$(909)	$(2,544)

December 31, 2017	$(767)	$(547)	$(591)	$(1,155)	$(3,060)
Cumulative adjustment for accounting changes[2]	(8)	(111)	(124)	(194)	(437)
OCI during the period	(143)	(707)	16	332	(502)
September 30, 2018	$(918)	$(1,365)	$(699)	$(1,017)	$(3,999)

December 31, 2016	$(986)	$(588)	$(474)	$(595)	$(2,643)
OCI during the period	191	218	4	(314)	99
September 30, 2017	$(795)	$(370)	$(470)	$(909)	$(2,544)

1.	Amounts net of tax and noncontrolling interests.
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

Components of Period Changes in OCI

	Three Months Ended September 30, 2018
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(44)	$(35)	$(79)	$(25)	$(54)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(44)	$(35)	$(79)	$(25)	$(54)

Change in net unrealized gains (losses) on AFS securities
OCI activity	$(219)	$51	$(168)	$—	$(168)
Reclassified to earnings	(5)	2	(3)	—	(3)
Net OCI	$(224)	$53	$(171)	$—	$(171)

Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	7	(2)	5	—	5
Net OCI	$7	$(2)	$5	$—	$5

Change in net DVA
OCI activity	$(1,018)	$248	$(770)	$(34)	$(736)
Reclassified to earnings	36	(9)	27	—	27
Net OCI	$(982)	$239	$(743)	$(34)	$(709)

	Three Months Ended September 30, 2017
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$19	$42	$61	$—	$61
Reclassified to earnings	—	—	—	—	—
Net OCI	$19	$42	$61	$—	$61

Change in net unrealized gains (losses) on AFS securities
OCI activity	$52	$(19)	$33	$—	$33
Reclassified to earnings	(11)	4	(7)	—	(7)
Net OCI	$41	$(15)	$26	$—	$26

Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	1	(1)	—	—	—
Net OCI	$1	$(1)	$—	$—	$—

Change in net DVA
OCI activity	$(220)	$77	$(143)	$(6)	$(137)
Reclassified to earnings	(9)	3	(6)	—	(6)
Net OCI	$(229)	$80	$(149)	$(6)	$(143)

77	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(52)	$(102)	$(154)	$(11)	$(143)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(52)	$(102)	$(154)	$(11)	$(143)

Change in net unrealized gains (losses) on AFS securities
OCI activity	$(916)	$215	$(701)	$—	$(701)
Reclassified to earnings	(8)	2	(6)	—	(6)
Net OCI	$(924)	$217	$(707)	$—	$(707)

Pension, postretirement and other
OCI activity	$2	$—	$2	$—	$2
Reclassified to earnings	19	(5)	14	—	14
Net OCI	$21	$(5)	$16	$—	$16

Change in net DVA
OCI activity	$403	$(97)	$306	$15	$291
Reclassified to earnings	54	(13)	41	—	41
Net OCI	$457	$(110)	$347	$15	$332

	Nine Months Ended September 30, 2017
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$63	$160	$223	$32	$191
Reclassified to earnings	—	—	—	—	—
Net OCI	$63	$160	$223	$32	$191

Change in net unrealized gains (losses) on AFS securities
OCI activity	$374	$(139)	$235	$—	$235
Reclassified to earnings	(27)	10	(17)	—	(17)
Net OCI	$347	$(129)	$218	$—	$218

Pension, postretirement and other
OCI activity	$3	$—	$3	$—	$3
Reclassified to earnings	2	(1)	1	—	1
Net OCI	$5	$(1)	$4	$—	$4

Change in net DVA
OCI activity	$(498)	$175	$(323)	$(9)	$(314)
Reclassified to earnings	(1)	1	—	—	—
Net OCI	$(499)	$176	$(323)	$(9)	$(314)

1.	Exclusive of 2018 cumulative adjustments related to the adoption of certain accounting updates in the current year period. Refer to the table below and Note 2 for further information.

Cumulative Adjustments to Retained Earnings Related to Adoption of Accounting Updates

$ in millions	Nine Months Ended September 30, 2018
Revenue from contracts with customers	$(32)
Derivatives and hedging-targeted improvements to accounting for hedging activities	(99)
Reclassification of certain tax effects from AOCI	443
Other[1]	(6)
Total	$306

$ in millions	Nine Months Ended September 30, 2017
Improvements to employee share-based payment accounting[2]	(30)
Intra-entity transfers of assets other than inventory	(5)
Total	$(35)

1.

Other includes the adoption of accounting updates related to Recognition and Measurement of Financial Assets and Financial Liabilities (other than the provision around presenting unrealized DVA in OCI which the Firm early adopted in 2016) and Derecognition of Nonfinancial Assets. The impact of these adoptions on Retained earnings was not significant.

2.	See Note 2 to the 2017 Form 10-K for further information.

September 2018 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

15. Earnings per Common Share

Calculation of Basic and Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2018	2017	2018	2017
Basic EPS
Income from continuing operations	$2,155	$1,785	$7,330	$5,574
Income (loss) from discontinued operations	(1)	6	(5)	(21)
Net income	2,154	1,791	7,325	5,553
Net income applicable to noncontrolling interests	42	10	108	85
Net income applicable to Morgan Stanley	2,112	1,781	7,217	5,468
Preferred stock dividends and other	93	93	356	353
Earnings applicable to Morgan Stanley common shareholders	$2,019	$1,688	$6,861	$5,115
Weighted average common shares outstanding	1,697	1,776	1,719	1,789
Earnings per basic common share
Income from continuing operations	$1.19	$0.95	$3.99	$2.87
Income (loss) from discontinued operations	—	—	—	(0.01)
Earnings per basic common share	$1.19	$0.95	$3.99	$2.86
Diluted EPS
Earnings applicable to Morgan Stanley common shareholders	$2,019	$1,688	$6,861	$5,115
Weighted average common shares outstanding	1,697	1,776	1,719	1,789
Effect of dilutive securities:
Stock options and RSUs	30	42	30	41
Weighted average common shares outstanding and common stock equivalents	1,727	1,818	1,749	1,830
Earnings per diluted common share
Income from continuing operations	$1.17	$0.93	$3.92	$2.81
Income (loss) from discontinued operations	—	—	—	(0.02)
Earnings per diluted common share	$1.17	$0.93	$3.92	$2.79
Weighted average antidilutive RSUs and stock options (excluded from the computation of diluted EPS)	1	—	1	—

16. Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Interest income
Investment securities	$440	$313	$1,281	$943
Loans	1,085	853	3,097	2,399
Securities purchased under agreements to resell and Securities borrowed[1]	575	76	1,156	86
Trading assets, net of Trading liabilities	571	506	1,687	1,461
Customer receivables and Other[2]	956	592	2,560	1,522
Total interest income	$3,627	$2,340	$9,781	$6,411
Interest expense
Deposits	$377	$63	$809	$88
Borrowings	1,287	1,109	3,683	3,197
Securities sold under agreements to repurchase and Securities loaned[3]	478	325	1,326	912
Customer payables and Other[4]	549	60	1,146	(91)
Total interest expense	$2,691	$1,557	$6,964	$4,106
Net interest	$936	$783	$2,817	$2,305

1.	Includes fees paid on Securities borrowed.
2.	Includes interest from Customer receivables and Cash and cash equivalents.
3.	Includes fees received on Securities loaned.
4.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

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

Components of Net Periodic Benefit Expense (Income) for Pension and Other Postretirement Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Service cost, benefits earned during the period	$4	$4	$12	$12
Interest cost on projected benefit obligation	34	37	103	112
Expected return on plan assets	(29)	(29)	(85)	(87)
Net amortization of prior service credit	(1)	(4)	(1)	(12)
Net amortization of actuarial loss	8	4	20	12
Net periodic benefit expense (income)	$16	$12	$49	$37

79	September 2018 Form 10-Q

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

The Firm’s effective tax rate for the current year period includes recurring-type discrete tax benefits associated with employee share-based payments of $164 million. Additionally, as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters, the Firm’s effective tax rate for the current year period includes intermittent net discrete tax benefits of $92 million with a corresponding reduction in the total amount of gross unrecognized tax benefits (excluding federal benefit of state items, competent authority and foreign tax credit offsets) of approximately $430 million.

19. Segment, Geographic and Revenue Information

Segment Information

For a discussion about the Firm’s business segments, see Note 21 to the financial statements in the 2017 Form 10-K.

Selected Financial Information by Business Segment

	Three Months Ended September 30, 2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1,2]	$1,459	$129	$—	$(21)	$1,567
Trading	2,573	160	2	17	2,752
Investments	96	—	40	—	136
Commissions and fees[1]	589	409	—	(66)	932
Asset management[1]	112	2,573	604	(38)	3,251
Other	244	58	(3)	(1)	298
Total non-interest revenues[3,4]	5,073	3,329	643	(109)	8,936
Interest income	2,425	1,412	19	(229)	3,627
Interest expense	2,569	342	9	(229)	2,691
Net interest	(144)	1,070	10	—	936
Net revenues	$4,929	$4,399	$653	$(109)	$9,872
Income from continuing operations before income taxes	$1,556	$1,194	$102	$(1)	$2,851
Provision for income taxes	397	281	18	—	696
Income from continuing operations	1,159	913	84	(1)	2,155
Income (loss) from discontinued operations, net of income taxes	(3)	—	2	—	(1)
Net income	1,156	913	86	(1)	2,154
Net income applicable to noncontrolling interests	36	—	6	—	42
Net income applicable to Morgan Stanley	$1,120	$913	$80	$(1)	$2,112

September 2018 Form 10-Q	80

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2017
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,270	$125	$—	$(15)	$1,380
Trading	2,504	212	(7)	(5)	2,704
Investments	52	1	114	—	167
Commissions and fees	561	402	—	(26)	937
Asset management	88	2,393	568	(23)	3,026
Other	143	62	1	(6)	200
Total non-interest revenues	4,618	3,195	676	(75)	8,414
Interest income	1,421	1,155	1	(237)	2,340
Interest expense	1,663	130	2	(238)	1,557
Net interest	(242)	1,025	(1)	1	783
Net revenues	$4,376	$4,220	$675	$(74)	$9,197
Income from continuing operations before income taxes	$1,236	$1,119	$131	$(4)	$2,482
Provision for income taxes	260	421	16	—	697
Income from continuing operations	976	698	115	(4)	1,785
Income (loss) from discontinued operations, net of income taxes	6	—	—	—	6
Net income	982	698	115	(4)	1,791
Net income applicable to noncontrolling interests	9	—	1	—	10
Net income applicable to Morgan Stanley	$973	$698	$114	$(4)	$1,781

	Nine Months Ended September 30, 2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1,2]	$4,671	$383	$—	$(60)	$4,994
Trading	9,344	404	23	44	9,815
Investments	234	3	172	—	409
Commissions and fees[1]	2,007	1,349	—	(212)	3,144
Asset management[1]	324	7,582	1,840	(114)	9,632
Other	548	195	10	(5)	748
Total non-interest revenues[3,4]	17,128	9,916	2,045	(347)	28,742
Interest income	6,424	4,012	37	(692)	9,781
Interest expense	6,809	830	20	(695)	6,964
Net interest	(385)	3,182	17	3	2,817
Net revenues	$16,743	$13,098	$2,062	$(344)	$31,559
Income from continuing operations before income taxes	$5,480	$3,511	$390	$(1)	$9,380
Provision for income taxes	1,169	808	73	—	2,050
Income from continuing operations	4,311	2,703	317	(1)	7,330
Income (loss) from discontinued operations, net of income taxes	(7)	—	2	—	(5)
Net income	4,304	2,703	319	(1)	7,325
Net income applicable to noncontrolling interests	100	—	8	—	108
Net income applicable to Morgan Stanley	$4,204	$2,703	$311	$(1)	$7,217

	Nine Months Ended September 30, 2017
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,100	$405	$—	$(50)	$4,455
Trading	8,241	657	(21)	(7)	8,870
Investments	155	3	337	—	495
Commissions and fees	1,811	1,266	—	(80)	2,997
Asset management	268	6,879	1,624	(76)	8,695
Other	442	191	9	(14)	628
Total non-interest revenues	15,017	9,401	1,949	(227)	26,140
Interest income	3,788	3,348	3	(728)	6,411
Interest expense	4,515	320	3	(732)	4,106
Net interest	(727)	3,028	—	4	2,305
Net revenues	$14,290	$12,429	$1,949	$(223)	$28,445
Income from continuing operations before income taxes	$4,409	$3,149	$376	$(2)	$7,932
Provision for income taxes	1,132	1,139	87	—	2,358
Income from continuing operations	3,277	2,010	289	(2)	5,574
Income (loss) from discontinued operations, net of income taxes	(21)	—	—	—	(21)
Net income	3,256	2,010	289	(2)	5,553
Net income applicable to noncontrolling interests	77	—	8	—	85
Net income applicable to Morgan Stanley	$3,179	$2,010	$281	$(2)	$5,468

I/E–Intersegment Eliminations

1.

Approximately 85% of Investment banking revenues and substantially all of Commissions and fees and Asset management revenues in the current quarter and current year period were determined under the Revenues from Contracts with Customers accounting update.

2.

Current quarter Institutional Securities Investment banking revenues are composed of $510 million of Advisory and $949 million of Underwriting revenues. Current year period Institutional Securities Investment banking revenues are composed of $1,702 million of Advisory and $2,969 million of Underwriting revenues.

3.

The Firm enters into certain contracts which contain a current obligation to perform services in the future. Excluding contracts where billing is commensurate with the value of the services performed at each stage of the contract, contracts with variable consideration that is subject to reversal, and contracts with less than one year duration, we expect to record the following approximate revenues in the future: $25 million in the remainder of 2018; $100 million per year over the next two years; and between $10 million and $50 million per year thereafter through 2035. These revenues are primarily related to certain commodities contracts with customers.

4.

Includes $804 million and $2,192 million in revenue recognized in the current quarter and current year period, respectively, where some or all services were performed in prior periods. This amount is primarily composed of investment banking advisory fees, and distribution fees.

Total Assets by Business Segment

$ in millions	At September 30, 2018	At December 31, 2017
Institutional Securities	$671,508	$664,974
Wealth Management	188,166	182,009
Investment Management	5,843	4,750
Total[1]	$865,517	$851,733

1.	Parent assets have been fully allocated to the business segments.

81	September 2018 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Additional Segment Information—Investment Management

Net Unrealized Performance-based Fees

$ in millions	At September 30, 2018	At December 31, 2017
Net cumulative unrealized performance-based fees at risk of reversing	$406	$442

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

Reduction of Fees due to Fee Waivers

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Fee waivers	$11	$20	$45	$66

The Firm waives a portion of its fees in the Investment Management business segment from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940.

Geographic Information

For a discussion about the Firm’s geographic net revenues, see Note 21 to the financial statements in the 2017 Form 10-K.

Net Revenues by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Americas	$7,357	$6,833	$22,989	$20,667
EMEA	1,355	1,325	4,892	4,420
Asia	1,160	1,039	3,678	3,358
Total	$9,872	$9,197	$31,559	$28,445

Revenue Information

Trading Revenues by Product Type

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2018	2017	2018	2017
Interest rate contracts	$744	$648	$2,396	$1,693
Foreign exchange contracts	223	181	622	613
Equity security and index contracts[1]	1,432	1,416	5,094	4,875
Commodity and other contracts	254	223	1,047	522
Credit contracts	99	236	656	1,167
Total	$2,752	$2,704	$9,815	$8,870

1.	Dividend income is included within equity security and index contracts.

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

Change in Revenue and Expense as a Result of Application of the New Revenue Recognition Standard

$ in millions	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Gross presentation impact—Revenue
Investment banking—Advisory	$12	$56
Underwriting	59	161
Asset management	8	22
Other	14	41
Subtotal	93	280
Gross presentation impact—Expense
Brokerage, clearing and exchange fees	$8	$22
Marketing and business development	8	20
Professional services	39	93
Other[1]	38	145
Subtotal	93	280
Timing impact—Revenue
Investment banking—Advisory	(2)	13
Asset management	(15)	(31)
Other	5	10
Subtotal	(12)	(8)
Net change in revenue and expense	$(12)	$(8)

1.	Primarily composed of Investment banking transaction-related costs.

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

September 2018 Form 10-Q	82

Notes to Consolidated Financial Statements (Unaudited)

Receivables from Contracts with Customers

$ in millions	At September 30, 2018	At January 1, 2018
Customer and other receivables	$2,418	$2,805

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

83	September 2018 Form 10-Q

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2018			2017
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets[1]
Investment securities[2]	$82,594	$440	2.1%	$73,599	$313	1.7%
Loans[2]	110,592	1,085	3.9	99,655	853	3.4
Securities purchased under agreements to resell and Securities borrowed[3]:
U.S.	139,418	637	1.8	128,127	190	0.6
Non-U.S.	89,825	(62)	(0.3)	99,019	(114)	(0.5)
Trading assets, net of Trading liabilities[4]:
U.S.	55,399	508	3.6	58,000	463	3.2
Non-U.S.	8,637	63	2.9	5,826	43	3.0
Customer receivables and Other[5]:
U.S.	75,627	716	3.8	70,331	447	2.5
Non-U.S.	33,099	240	2.9	28,210	145	2.1
Total	$595,191	$3,627	2.4%	$562,767	$2,340	1.7%
Interest bearing liabilities
Deposits[2]	$173,921	$377	0.9%	$150,116	$63	0.2%
Borrowings[2,6]	191,606	1,287	2.7	192,575	1,109	2.3
Securities sold under agreements to repurchase and Securities loaned[7]:
U.S.	24,386	346	5.6	30,027	234	3.1
Non-U.S.	34,960	132	1.5	38,536	91	0.9
Customer payables and Other[8]:
U.S.	120,958	321	1.1	129,365	(13)	—
Non-U.S.	71,998	228	1.3	66,697	73	0.4
Total	$617,829	$2,691	1.7%	$607,316	$1,557	1.0%
Net interest income and net interest rate spread		$936	0.7%		$783	0.7%

September 2018 Form 10-Q	84

Financial Data Supplement (Unaudited)
Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30,
	2018			2017
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets[1]
Investment securities[2]	$80,886	$1,281	2.1%	$76,356	$943	1.7%
Loans[2]	109,001	3,097	3.8	97,099	2,399	3.3
Securities purchased under agreements to resell and Securities borrowed[3]:
U.S.	133,208	1,410	1.4	126,738	406	0.4
Non-U.S.	89,699	(254)	(0.4)	96,419	(320)	(0.4)
Trading assets, net of Trading liabilities[4]:
U.S.	55,162	1,520	3.7	58,260	1,385	3.2
Non-U.S.	7,045	167	3.2	3,701	76	2.7
Customer receivables and Other[5]:
U.S.	71,293	1,880	3.5	68,611	1,128	2.2
Non-U.S.	33,747	680	2.7	26,743	394	2.0
Total	$580,041	$9,781	2.3%	$553,927	$6,411	1.5%
Interest bearing liabilities
Deposits[2]	$166,384	$809	0.7%	$150,244	$88	0.1%
Borrowings[2,6]	192,746	3,683	2.6	181,544	3,197	2.4
Securities sold under agreements to repurchase and Securities loaned[7]:
U.S.	24,871	952	5.1	31,958	651	2.7
Non-U.S.	38,248	374	1.3	39,449	261	0.9
Customer payables and Other[8]:
U.S.	121,556	577	0.6	128,420	(196)	(0.2)
Non-U.S.	71,382	569	1.1	64,257	105	0.2
Total	$615,187	$6,964	1.5%	$595,872	$4,106	0.9%
Net interest income and net interest rate spread		$2,817	0.8%		$2,305	0.6%

1.	Prior period amounts have been revised to conform to the current presentation.
2.	Amounts include primarily U.S. balances.
3.	Includes fees paid on Securities borrowed.
4.	Trading assets, net of Trading liabilities exclude non-interest earning assets and non-interest bearing liabilities, such as equity securities.
5.	Includes interest from Customer receivables and Cash and cash equivalents.
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

8.	Includes fees received from prime brokerage customers for stock loan transactions incurred to cover customers’ short positions.

85	September 2018 Form 10-Q

Financial Data Supplement (Unaudited)
Effect of Volume and Rate Changes on Net Interest Income

	Current Quarter versus Prior Year Quarter			Current Year Period versus Prior Year Period
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets
Investment securities	$38	$89	$127	$56	$282	$338
Loans	94	138	232	295	403	698
Securities purchased under agreements to resell and Securities borrowed:
U.S.	17	430	447	25	979	1,004
Non-U.S.	11	41	52	21	45	66
Trading assets, net of Trading liabilities:
U.S.	(21)	66	45	(65)	200	135
Non-U.S.	21	(1)	20	51	40	91
Customer receivables and Other:
U.S.	34	235	269	52	700	752
Non-U.S.	25	70	95	95	191	286
Change in interest income	$219	$1,068	$1,287	$530	$2,840	$3,370
Interest bearing liabilities
Deposits	$10	$304	$314	$12	$709	$721
Borrowings	(6)	184	178	201	285	486
Securities sold under agreements to repurchase and Securities loaned:
U.S.	(44)	156	112	(160)	461	301
Non-U.S.	(8)	49	41	1	112	113
Customer payables and Other:
U.S.	1	333	334	8	765	773
Non-U.S.	6	149	155	11	453	464
Change in interest expense	$(41)	$1,175	$1,134	$73	$2,785	$2,858
Change in net interest income	$260	$(107)	$153	$457	$55	$512

September 2018 Form 10-Q	86

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

FFELP—Federal Family Education Loan Program

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

MSPBNA—Morgan Stanley Private Bank, National Association

MSSB LLC—Morgan Stanley Smith Barney LLC

MUFG—Mitsubishi UFJ Financial Group, Inc.

MUMSS—Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

MWh—Megawatt hour

N/A—Not Applicable

NAV—Net asset value

N/M—Not Meaningful

Non-GAAP—Non-generally accepted accounting principles

NSFR—Net stable funding ratio, as proposed by the U.S. banking agencies

87	September 2018 Form 10-Q

Glossary of Common Acronyms

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

UPB—Unpaid principal balance

U.S.—United States of America

U.S. DOL—U.S. Department of Labor

U.S. GAAP—Accounting principles generally accepted in the United States of America

VaR—Value-at-Risk

VAT—Value-added tax

VIE—Variable interest entity

WACC—Implied weighted average cost of capital

WM—Wealth Management

September 2018 Form 10-Q	88

Other Information

Legal Proceedings

The following new matters and developments have occurred since previously reporting certain matters in the Firm’s 2017 Form 10-K, the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (the “First Quarter Form 10-Q”) and the Firm’s Quarterly Report on Form 10-Q for the period ending June 30, 2018 (the “Second Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in the 2017 Form 10-K and Part II, Item 1 of the First Quarter Form 10-Q and the Second Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matters

On August 13, 2018, the Firm filed a motion to renew its motion to dismiss in U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, et al.

On September 13, 2018, the court affirmed the lower court’s order denying the Firm’s motion to dismiss the complaint relating to a securitization issued by Basket of Aggregated Residential NIMS 2007-I Ltd. in Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al.

On September 13, 2018, the court affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss the complaint relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 in Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. On October 15, 2018, the plaintiff filed a motion for leave to appeal the decision of the Appellate Division, First Department, to the New York Court of Appeals or, in the alternative, for reargument.

On October 8, 2018, the parties in the litigation styled Morgan Stanley Mortgage Loan Trust 2006-14SL, et al. v. Morgan Stanley Mortgage Capital Holdings LLC, filed a joint stipulation of discontinuance with prejudice.

On October 9, 2018, the Appellate Division, First Department affirmed the lower court’s order dismissing the amended complaint in Royal Park SA/NV v. Morgan Stanley et al.

On October 19, 2018, the court granted the Firm’s motion for leave to amend its answer in Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC, et al., and to stay the case pending resolution of Deutsche Bank National Trust Company’s appeal to the New York Court of Appeals in another case.

European Matters

On September 11, 2018, in the matter styled Banco Popolare Societá Cooperativa v. Morgan Stanley & Co. International plc et al., the court dismissed in full the claim against the Firm.

On September 20, 2018, the Court of Accounts for the Republic of Italy in the matter styled Case number 2012/00406/MNV scheduled the hearing of the public prosecutor’s appeal for January 10, 2019.

Other Litigation

In August of 2017, the Firm was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.

89	September 2018 Form 10-Q

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the current quarter ended September 30, 2018.

Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (July 1, 2018—July 31, 2018)
Share Repurchase Program[2]	4,855,200	$50.77	4,855,200	$4,473
Employee transactions[3]	492,295	$50.33	—	—
Month #2 (August 1, 2018—August 31, 2018)
Share Repurchase Program[2]	9,539,000	$49.18	9,539,000	$4,004
Employee transactions[3]	12,162	$50.38	—	—
Month #3 (September 1, 2018—September 30, 2018)
Share Repurchase Program[2]	9,525,673	$48.75	9,525,673	$3,540
Employee transactions[3]	16,632	$48.47	—	—
Quarter ended at September 30, 2018
Share Repurchase Program[2]	23,919,873	$49.33	23,919,873	$3,540
Employee transactions[3]	521,089	$50.27	—	—

1.

Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time. On April 18, 2018, the Firm entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and Morgan Stanley & Co. LLC (“MS&Co.”) whereby MUFG will sell shares of the Firm’s common stock to the Firm, through the Firm’s agent MS&Co., as part of the Company’s share repurchase program (as defined below). The sales plan is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and will have no impact on the strategic alliance between MUFG and the Firm, including the joint ventures in Japan.

2.

The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Firm are subject to regulatory approval. On June 28, 2018, the Federal Reserve published summary results of CCAR and the Firm received a conditional non-objection to its 2018 Capital Plan, where the only condition was that the Firm’s capital distributions not exceed the greater of the actual distributions it made over the previous four calendar quarters or the annualized average of actual distributions over the previous eight calendar quarters. As a result, the Firm’s 2018 Capital Plan includes a share repurchase of up to $4.7 billion of its outstanding common stock during the period beginning July 1, 2018 through June 30, 2019. During the quarter ended September 30, 2018, the Firm repurchased approximately $1.2 billion of the Firm’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management.”

3.	Includes shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans.

September 2018 Form 10-Q	90

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

Exhibits

An exhibit index has been filed as part of this Report on page E-1.

91	September 2018 Form 10-Q

Exhibit Index

Morgan Stanley

Quarter Ended September 30, 2018

Exhibit No.	Description

15	Letter of awareness from Deloitte & Touche LLP, dated November 5, 2018, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Consolidated Income Statements—Three Months and Nine Months Ended September 30, 2018 and 2017, (ii) the Consolidated Comprehensive Income Statements—Three Months and Nine Months Ended September 30, 2018 and 2017, (iii) the Consolidated Balance Sheets—at September 30, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Total Equity—Nine Months Ended September 30, 2018 and 2017, (v) the Consolidated Cash Flow Statements—Nine Months Ended September 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

E-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By: /s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By: /s/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer

Date: November 5, 2018

S-1