Form 10-Q
period 2019-03-31
MORGAN STANLEY
filed 2019-05-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission File Number 1-11758

(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1585 Broadway New York, NY 10036 (Address of principal executive offices, including zip code)	36-3145972 (I.R.S. Employer Identification No.)	(212) 761-4000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered	Trading Symbol(s)
Common Stock, $0.01 par value	New York Stock Exchange	MS
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series A, $0.01 par value	New York Stock Exchange	MS/PA
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, $0.01 par value	New York Stock Exchange	MS/PE
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, $0.01 par value	New York Stock Exchange	MS/PF
Depositary Shares, each representing 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series G, $0.01 par value	New York Stock Exchange	MS/PG
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I, $0.01 par value	New York Stock Exchange	MS/PI
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K, $0.01 par value	New York Stock Exchange	MS/PK
Global Medium-Term Notes, Series A, Fixed Rate Step-Up Senior Notes Due 2026 of Morgan Stanley Finance LLC (and Registrant’s guarantee with respect thereto)	New York Stock Exchange	MS/26C
Market Vectors ETNs due March 31, 2020 (two issuances)	NYSE Arca, Inc.	URR/DDR
Market Vectors ETNs due April 30, 2020 (two issuances)	NYSE Arca, Inc.	CNY/INR
Morgan Stanley Cushing® MLP High Income Index ETNs due March 21, 2031	NYSE Arca, Inc.	MLPY

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

As of April 30, 2019, there were 1,682,234,555 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2019

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

You can access information about our corporate governance at www.morganstanley.com/about-us-governance. Our Corporate Gover-nance webpage includes:

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

Introduction

Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. We define the following as part of our consolidated financial statements (“financial statements”): consolidated income statements (“income statements”), consolidated balance sheets (“balance sheets”) and consolidated cash flow statements (“cash flow statements”). See the “Glossary of Common Acronyms” for the definition of certain acronyms used throughout this Form 10-Q.

A description of the clients and principal products and services of each of our business segments is as follows:

Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions, and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing, prime brokerage and market-making activities in equity and fixed income products, including foreign exchange and commodities. Lending activities include originating corporate loans, commercial mortgage lending, providing secured lending facilities and extending financing to sales and trading customers. Other activities include investments and research.

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

The results of operations in the past have been, and in the future may continue to be, materially affected by competition; risk factors; and legislative, legal and regulatory developments; as well as other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition,” “Business—Supervision and Regulation,” and “Risk Factors” in the 2018 Form 10-K, and “Liquidity and Capital Resources—Regulatory Requirements” herein.

1	March 2019 Form 10-Q

Management’s Discussion and Analysis

Executive Summary

Overview of Financial Results

Consolidated Results

Net Revenues

($ in millions)

Net Income Applicable to Morgan Stanley

($ in millions)

Earnings per Common Share1

1.	For the calculation of basic and diluted EPS, see Note 15 to the financial statements.
•

We reported net revenues of $10,286 million in the quarter ended March 31, 2019 (“current quarter,” or “1Q 2019”), compared with $11,077 million in the quarter ended March 31, 2018 (“prior year quarter,” or “1Q 2018”). For the current quarter, net income applicable to Morgan Stanley was $2,429 million, or $1.39 per diluted common share, compared with $2,668 million or $1.45 per diluted common share, in the prior year quarter.

Non-interest Expenses1

($ in millions)

1.	The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to total non-interest expenses.

•

Compensation and benefits expenses of $4,651 million in current quarter decreased 5% from $4,914 million in the prior year quarter, primarily due to decreases in discretionary incentive compensation and the formulaic payout to Wealth Management representatives, both driven by lower revenues. These decreases were partially offset by increases in the fair value of investments to which certain deferred compensation plans are referenced and higher salaries.

•

Non-compensation expenses were $2,680 million in the current quarter compared with $2,743 million in the prior year quarter, representing a 2% decrease. This decrease was primarily due to lower litigation and volume-related expenses, partially offset by increased investment in technology.

Income Taxes

The current quarter includes intermittent net discrete tax benefits of $101 million, primarily associated with the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations. For further information, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

March 2019 Form 10-Q	2

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended March 31,
$ in millions	2019	2018
Income from continuing operations applicable to Morgan Stanley	$2,429	$2,670
Income (loss) from discontinued operations applicable to Morgan Stanley	—	(2)
Net income applicable to Morgan Stanley	2,429	2,668
Preferred stock dividends and other	93	93
Earnings applicable to Morgan Stanley common shareholders	$2,336	$2,575
Expense efficiency ratio[1]	71.3%	69.1%
ROE[2]	13.1%	14.9%
ROTCE[2]	14.9%	17.2%

in millions, except per share and employee data	At March 31, 2019	At December 31, 2018
GLR[3]	$233,148	$249,735
Loans[4]	$116,197	$115,579
Total assets	$875,964	$853,531
Deposits	$179,731	$187,820
Borrowings	$190,691	$189,662
Common shares outstanding	1,686	1,700
Common shareholders’ equity	$72,204	$71,726
Tangible common shareholders’ equity[2]	$63,434	$62,879
Book value per common share[5]	$42.83	$42.20
Tangible book value per common share[2,5]	$37.62	$36.99
Worldwide employees	60,469	60,348

	At March 31, 2019	At December 31, 2018
Capital ratios[6]
Common Equity Tier 1 capital	16.7%	16.9%
Tier 1 capital	19.0%	19.2%
Total capital	21.6%	21.8%
Tier 1 leverage	8.4%	8.4%
SLR	6.5%	6.5%

1.	The expense efficiency ratio represents total non-interest expense as a percentage of net revenues.
2.	Represents a non-GAAP measure. See “Selected Non-GAAP Financial Information” herein.
3.	For a discussion of the GLR, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.
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
6.

At March 31, 2019 and December 31 2018, our risk-based capital ratios are based on the Standardized Approach rules. For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

Business Segment Results

Net Revenues by Segment1, 2

($ in millions)

Net Income Applicable to Morgan Stanley by Segment1, 3

($ in millions)

1.

The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not total to 100% due to intersegment eliminations.

2.	The total amount of Net Revenues by Segment includes intersegment eliminations of $(103) million and $(115) million in the current quarter and prior year quarter, respectively.
3.	The total amount of Net Income Applicable to Morgan Stanley by Segment includes intersegment eliminations of $(2) million in the current quarter.

•

Institutional Securities net revenues of $5,196 million in the current quarter decreased 15% from the prior year quarter, primarily reflecting lower revenues from both sales and trading and Investment banking.

•	Wealth Management net revenues were relatively unchanged from the prior year quarter.

•	Investment Management net revenues of $804 million in the current quarter increased 12% from the prior year quarter, primarily reflecting higher revenues from Investments.

3	March 2019 Form 10-Q

Management’s Discussion and Analysis

Net Revenues by Region1, 2

($ in millions)

1.	For a discussion of how the geographic breakdown of net revenues is determined, see Note 18 to the financial statements.
2.	The percentages on the bars in the charts represent the contribution of each region to the total.

Selected Non-GAAP Financial Information

We prepare our financial statements using U.S. GAAP. From time to time, we may disclose certain “non-GAAP financial measures” in this document or in the course of our earnings releases, earnings and other conference calls, financial presentations, Definitive Proxy Statement and otherwise. A “non-GAAP financial measure” excludes, or includes, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We consider the non-GAAP financial measures we disclose to be useful to us, analysts, investors and other stakeholders by providing further transparency about, or an alternate means of assessing, our financial condition, operating results, prospective regulatory capital requirements or capital adequacy.

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

The principal non-GAAP financial measures presented in this document are set forth in the following tables.

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures
	Three Months Ended March 31,
$ in millions, except per share data	2019	2018
Net income applicable to Morgan Stanley	$2,429	$2,668
Impact of adjustments	(101)	—
Adjusted net income applicable to Morgan Stanley—non-GAAP[1]	$2,328	$2,668
Earnings per diluted common share	$1.39	$1.45
Impact of adjustments	(0.06)	—
Adjusted earnings per diluted common share—non-GAAP[1]	$1.33	$1.45
Effective income tax rate	16.5%	20.9%
Impact of adjustments	3.4%	—%
Adjusted effective income tax rate—non-GAAP[1]	19.9%	20.9%

$ in millions	At March 31, 2019	At December 31, 2018
Tangible equity
U.S. GAAP
Morgan Stanley shareholders’ equity	$80,724	$80,246
Less: Goodwill and net intangible assets	(8,770)	(8,847)
Tangible Morgan Stanley shareholders’ equity—non-GAAP	$71,954	$71,399
U.S. GAAP
Common shareholders’ equity	$72,204	$71,726
Less: Goodwill and net intangible assets	(8,770)	(8,847)
Tangible common shareholders’ equity—non-GAAP	$63,434	$62,879

March 2019 Form 10-Q	4

Management’s Discussion and Analysis

Consolidated Non-GAAP Financial Measures

	Average Monthly Balance Three Months Ended March 31,
$ in millions	2019	2018
Tangible equity
Morgan Stanley shareholders’ equity	$80,115	$77,507
Less: Goodwill and net intangible assets	(8,806)	(9,043)
Tangible Morgan Stanley shareholders’ equity	$71,309	$68,464
Common shareholders’ equity	$71,595	$68,987
Less: Goodwill and net intangible assets	(8,806)	(9,043)
Tangible common shareholders’ equity	$62,789	$59,944

	Three Months Ended March 31,
$ in billions	2019	2018
Average common equity
Unadjusted	$71.6	$69.0
Adjusted[1]	71.5	69.0
ROE[2]
Unadjusted	13.1%	14.9%
Adjusted[1,3]	12.5%	14.9%
Average tangible common equity
Unadjusted	$62.8	$59.9
Adjusted[1]	62.7	59.9
ROTCE[2]
Unadjusted	14.9%	17.2%
Adjusted[1,3]	14.2%	17.2%

Non-GAAP Financial Measures by Business Segment

	Three Months Ended March 31,
$ in billions	2019	2018
Pre-tax margin[4]
Institutional Securities	31%	35%
Wealth Management	27%	27%
Investment Management	22%	21%
Consolidated	29%	31%
Average common equity[5]
Institutional Securities	$40.4	$40.8
Wealth Management	18.2	16.8
Investment Management	2.5	2.6
Parent	10.5	8.8
Consolidated average common equity	$71.6	$69.0
Average tangible common equity[5]
Institutional Securities	$39.9	$40.1
Wealth Management	10.2	9.2
Investment Management	1.5	1.7
Parent	11.2	8.9
Consolidated average tangible common equity	$62.8	$59.9
ROE[2,6]
Institutional Securities	12.9%	15.2%
Wealth Management	19.8%	21.3%
Investment Management	21.9%	19.3%
Consolidated	13.1%	14.9%
ROTCE[2,6]
Institutional Securities	13.0%	15.5%
Wealth Management	35.6%	38.9%
Investment Management	35.3%	30.3%
Consolidated	14.9%	17.2%

1.

Adjusted amounts exclude intermittent net discrete tax provisions (benefits). We consider certain income tax consequences associated with employee share-based awards recognized in Provision for income taxes in the income statements to be recurring-type (“Recurring”) discrete tax items, as we anticipate some level of conversion activity each quarter. Accordingly, these Recurring discrete tax provisions (benefits) are not part of the adjustment for intermittent net discrete tax provisions (benefits). For further information on the net discrete tax provisions (benefits), see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

2.

ROE and ROTCE represent annualized net income applicable to Morgan Stanley less preferred dividends as a percentage of average common equity and average tangible common equity, respectively. When excluding intermittent net discrete tax provisions (benefits), both the numerator and average denominator are adjusted.

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

5	March 2019 Form 10-Q

Management’s Discussion and Analysis

Return on Equity and Tangible Common Equity Targets

We have established an ROE Target of 10% to 13% and an ROTCE Target of 11.5% to 14.5%.

Our ROE and ROTCE Targets are forward-looking statements that may be materially affected by many factors, including, among other things: macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; outsized legal expenses or penalties and the ability to maintain a reduced level of expenses; and capital levels. For further information on our ROE and ROTCE Targets and related assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Return on Equity and Tangible Common Equity Targets” in the 2018 Form 10-K.

Business Segments

Substantially all of our operating revenues and operating expenses are directly attributable to our business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures.

For an overview of the components of our business segments, net revenues, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2018 Form 10-K.

With respect to Institutional Securities sales and trading activities, Commodities products and Other also includes Trading revenues from managing derivative counterparty credit risk on behalf of clients, in addition to results from the centralized management of our fixed income derivative counterparty exposures.

March 2019 Form 10-Q	6

Management’s Discussion and Analysis

Institutional Securities

Income Statement Information

	Three Months Ended March 31,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$1,151	$1,513	(24)%
Trading	3,130	3,643	(14)%
Investments	81	49	65%
Commissions and fees	621	744	(17)%
Asset management	107	110	(3)%
Other	222	136	63%
Total non-interest revenues	5,312	6,195	(14)%
Interest income	3,056	1,804	69%
Interest expense	3,172	1,899	67%
Net interest	(116)	(95)	(22)%
Net revenues	5,196	6,100	(15)%
Compensation and benefits	1,819	2,160	(16)%
Non-compensation expenses	1,782	1,828	(3)%
Total non-interest expenses	3,601	3,988	(10)%
Income from continuing operations before income taxes	1,595	2,112	(24)%
Provision for income taxes	190	449	(58)%
Income from continuing operations	1,405	1,663	(16)%
Income (loss) from discontinued operations, net of income taxes	—	(2)	100%
Net income	1,405	1,661	(15)%
Net income applicable to noncontrolling interests	34	34	—%
Net income applicable to Morgan Stanley	$1,371	$1,627	(16)%

Investment Banking

Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2019	2018	% Change
Advisory	$406	$574	(29)%
Underwriting:
Equity	339	421	(19)%
Fixed income	406	518	(22)%
Total Underwriting	745	939	(21)%
Total Investment banking	$1,151	$1,513	(24)%

Investment Banking Volumes

	Three Months Ended March 31,
$ in billions	2019	2018
Completed mergers and acquisitions[1]	$187	$170
Equity and equity-related offerings[2,3]	14	22
Fixed income offerings[2,4]	54	58

Source: Refinitiv (formerly Thomson Reuters Financial & Risk), data as of April 1, 2019. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value, or change in timing of certain transactions.

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

Investment banking revenues of $1,151 million in the current quarter decreased 24%, reflecting lower results in both our advisory and underwriting businesses.

•	Advisory revenues decreased in the current quarter primarily due to the effect of lower fee realizations.

•

Equity underwriting revenues decreased in the current quarter primarily as a result of lower volumes. Revenues decreased primarily in initial public offerings, follow-ons and convertible issuances, partially offset by an increase in secondary block share trades.

•	Fixed income underwriting revenues decreased in the current quarter due to the effect of lower fee realizations and lower volumes. Revenues decreased primarily in non-investment grade loan fees.

See “Investment Banking Volumes” herein.

7	March 2019 Form 10-Q

Management’s Discussion and Analysis

Sales and Trading Net Revenues

By Income Statement Line Item

	Three Months Ended
	March 31,
$ in millions	2019	2018	% Change
Trading	$3,130	$3,643	(14)%
Commissions and fees	621	744	(17)%
Asset management	107	110	(3)%
Net interest	(116)	(95)	(22)%
Total	$3,742	$4,402	(15)%

By Business

	Three Months Ended March 31,

$ in millions	2019	2018	% Change
Equity	$2,015	$2,558	(21)%
Fixed income	1,710	1,873	(9)%
Other	17	(29)	159%
Total	$3,742	$4,402	(15)%

Sales and Trading Revenues—Equity and Fixed Income

	Three Months Ended
	March 31, 2019
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,115	$98	$(258)	$955
Execution services	551	553	(44)	1,060
Total Equity	$1,666	$651	$(302)	$2,015
Total Fixed income	$1,727	$78	$(95)	$1,710

	Three Months Ended
	March 31, 2018
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,234	$107	$(146)	$1,195
Execution services	791	664	(92)	1,363
Total Equity	$2,025	$771	$(238)	$2,558
Total Fixed income	$1,715	$83	$75	$1,873

1.	Includes Commissions and fees and Asset management revenues.
2.	Includes funding costs, which are allocated to the businesses based on funding usage.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Net Revenues by Segment” in the 2018 Form 10-K, we manage each of the sales and trading businesses based on its aggregate net revenues. We provide qualitative commentary in the discussion of results that follow on the key drivers of period over period variances, as the quantitative impact of the various market dynamics typically cannot be disaggregated.

For additional information on total Trading revenues, see the table “Trading Revenues by Product Type” in Note 18 to the financial statements.

Equity

Equity sales and trading net revenues of $2,015 million in the current quarter decreased 21% from the prior year quarter, reflecting lower results in both our financing and execution services businesses.

•

Financing decreased from the prior year quarter, primarily due to lower average client balances, which resulted in lower Trading and Net interest revenues. Additionally, Net interest revenues decreased due to higher funding costs attributable to higher rates and changes in funding mix.

•

Execution services decreased from the prior year quarter, reflecting lower Trading revenues as a result of less favorable inventory management and lower client activity in derivatives products. In addition, Commissions and fees decreased due to lower client activity in cash equities products.

Fixed Income

Fixed income net revenues of $1,710 million in the current quarter were 9% lower than the prior year quarter, primarily driven by lower revenues in global macro products and lower Net interest revenues due to higher funding costs, partially offset by higher revenues in credit products and commodities products and other.

•	Global macro products revenues decreased reflecting unfavorable inventory management while the level of client activity remained consistent.

•	Credit products Trading revenues increased primarily in corporate credit products driven by higher client activity, partially offset by lower client activity in securitized products.

•

Commodities products and Other Trading revenues increased primarily as a result of gains from client structuring activity within derivatives counterparty credit risk management and effective inventory management in commodities, partially offset by decreased client activity in structured transactions within commodities.

Other

•

Other sales and trading net gains of $17 million in the current quarter increased from the prior year quarter, primarily due to an increase in the fair value of investments to which certain deferred compensation plans are referenced, partially offset by higher losses on hedges associated with corporate loans.

March 2019 Form 10-Q	8

Management’s Discussion and Analysis

Investments, Other Revenues, Non-interest Expenses, and Income Tax Items

Investments

•

Net investment gains of $81 million in the current quarter increased from the prior year quarter as a result of higher revenues driven by a fund distribution and gains on real estate limited partnership investments.

Other Revenues

•

Other revenues of $222 million in the current quarter increased from the prior year quarter, primarily reflecting higher mark-to-market gains on held for sale loans, partially offset by lower results from certain equity method investments.

Non-interest Expenses

Non-interest expenses of $3,601 million in the current quarter decreased from the prior year quarter, reflecting a 16% decrease in Compensation and benefits expenses and a 3% decrease in Non-compensation expenses.

•

Compensation and benefits expenses decreased in the current quarter, primarily due to decreases in discretionary incentive compensation driven by lower revenues, partially offset by increases in the fair value of investments to which certain deferred compensation plans are referenced and higher salaries.

•

Non-compensation expenses decreased in the current quarter, primarily due to lower litigation and volume-related expenses, partially offset by increased investment in technology and higher professional service expenses.

Income Tax Items

The current quarter includes intermittent net discrete tax benefits of $101 million. For further information, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

9	March 2019 Form 10-Q

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended March 31,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$109	$140	(22)%
Trading	302	109	177%
Investments	1	—	N/M
Commissions and fees	406	498	(18)%
Asset management	2,361	2,495	(5)%
Other	80	63	27%
Total non-interest revenues	3,259	3,305	(1)%
Interest income	1,413	1,280	10%
Interest expense	283	211	34%
Net interest	1,130	1,069	6%
Net revenues	4,389	4,374	—%
Compensation and benefits	2,462	2,450	—%
Non-compensation expenses	739	764	(3)%
Total non-interest expenses	3,201	3,214	—%
Income from continuing operations before income taxes	1,188	1,160	2%
Provision for income taxes	264	246	7%
Net income applicable to Morgan Stanley	$924	$914	1%

Financial Information and Statistical Data

	At March 31,	At December 31,
$ in billions, except employee data	2019	2018
Client assets	$2,476	$2,303
Fee-based client assets[1]	$1,116	$1,046
Fee-based client assets as a percentage of total client assets	45%	45%
Client liabilities[2]	$82	$83
Investment securities portfolio	$71.3	$68.6
Loans and lending commitments	$83.6	$82.9
Wealth Management representatives	15,708	15,694

	Three Months Ended March 31,
	2019	2018
Per representative:
Annualized revenues ($ in thousands)[3]	$1,118	$1,115
Client assets ($ in millions)[4]	$158	$151
Fee-based asset flows ($ in billions)[5]	$14.8	$18.2

1.	Fee-based client assets represent the amount of assets in client accounts where the fee for services is calculated based on those assets.
2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.
3.	Revenues per representative equal Wealth Management’s annualized net revenues divided by the average number of representatives.
4.	Client assets per representative equal total period-end client assets divided by period-end number of representatives.
5.

For a description of the Inflows and Outflows included within Fee-based asset flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2018 Form 10-K. Excludes institutional cash management-related activity.

Transactional Revenues

	Three Months Ended March 31,
$ in millions	2019	2018	% Change
Investment banking	$109	$140	(22)%
Trading	302	109	177%
Commissions and fees	406	498	(18)%
Total	$817	$747	9%
Transactional revenues as a % of Net revenues	19%	17%

Net Revenues

Transactional Revenues

Transactional revenues of $817 million in the current quarter increased 9% from the prior year quarter as a result of higher Trading revenues, partially offset by lower Commissions and fees and Investment banking revenues.

•	Investment banking revenues decreased in the current quarter primarily due to lower revenues from structured products issuances.

•

Trading revenues increased in the current quarter primarily due to gains related to investments associated with certain employee deferred compensation plans compared with losses in the prior year quarter.

•	Commissions and fees decreased in the current quarter primarily due to decreased client activity in equities.

Asset Management

Asset management revenues of $2,361 million in the current quarter decreased 5% from the prior year quarter primarily reflecting lower fee-based client assets levels at the beginning of the current quarter due to fourth quarter market depreciation, partially offset by positive net flows.

See “Fee-Based Client Assets—Rollforwards” herein.

March 2019 Form 10-Q	10

Management’s Discussion and Analysis

Net Interest

Net interest of $1,130 million in the current quarter increased 6% from the prior year quarter primarily as a result of higher interest rates on loans and cash management activities and higher investment securities balances, partially offset by the effect of higher interest rates on Deposits due to changes in funding mix.

In addition, we centralized certain internal treasury activities as of January 1, 2019, which partially offset the increases in Interest income and Interest expense compared with the prior year quarter. This impact is expected to continue in future periods. The effect on Net interest income was not significant in the current quarter, nor is it expected to be for the full year 2019.

Non-interest Expenses

Non-interest expenses of $3,201 million were relatively unchanged from the prior year quarter.

•

Compensation and benefits expenses increased modestly from the prior year quarter, reflecting increases in the fair value of investments to which certain deferred compensation plans are referenced and salaries, offset by decreases in the formulaic payout to Wealth Management representatives linked to lower revenues and the roll-off of certain merger-related employee retention loans.

•	Non-compensation expenses decreased due to lower consulting fees and deposit insurance expenses.

Fee-Based Client Assets

Rollforwards

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	At March 31, 2019
Separately managed[1]	$279	$14	$(5)	$(12)	$276
Unified managed[2]	257	13	(11)	24	283
Advisor	137	8	(9)	11	147
Portfolio manager	353	19	(14)	33	391
Subtotal	$1,026	$54	$(39)	$56	$1,097
Cash management	20	4	(5)	—	19
Total fee-based client assets	$1,046	$58	$(44)	$56	$1,116

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	At March 31, 2018
Separately managed[1]	$252	$10	$(6)	$4	$260
Unified managed[2]	271	14	(9)	(2)	274
Advisor	149	9	(9)	(2)	147
Portfolio manager	353	21	(12)	(6)	356
Subtotal	$1,025	$54	$(36)	$(6)	$1,037
Cash management	20	4	(3)	—	21
Total fee-based client assets	$1,045	$58	$(39)	$(6)	$1,058

Average Fee Rates3

	Three Months Ended March 31,
Fee rate in bps	2019	2018
Separately managed	14	16
Unified managed[2]	101	99
Advisor	88	85
Portfolio manager	96	96
Subtotal	74	76
Cash management	6	6
Total fee-based client assets	73	75

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
2.	Includes Mutual fund advisory accounts. Prior periods have been recast to conform to the current presentation.
3.	The calculation of average fee rates was changed in the current quarter to more closely align with the recognition of the related fee revenue. Prior period rates were not changed due to immateriality.

For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2018 Form 10-K.

11	March 2019 Form 10-Q

Management’s Discussion and Analysis

Investment Management

Income Statement Information

	Three Months Ended March 31,
$ in millions	2019	2018	% Change
Revenues
Trading	$(3)	$5	(160)%
Investments	191	77	148%
Asset management	617	626	(1)%
Other	3	10	(70)%
Total non-interest revenues	808	718	13%
Interest income	4	1	N/M
Interest expense	8	1	N/M
Net interest	(4)	—	N/M
Net revenues	804	718	12%
Compensation and benefits	370	304	22%
Non-compensation expenses	260	266	(2)%
Total non-interest expenses	630	570	11%
Income from continuing operations before income taxes	174	148	18%
Provision for income taxes	33	19	74%
Net income	141	129	9%
Net income applicable to noncontrolling interests	5	2	150%
Net income applicable to Morgan Stanley	$136	$127	7%

Net Revenues

Investments

Investments gains of $191 million in the current quarter increased 148% from the prior year quarter primarily as a result of higher carried interest in certain Asia private equity and infrastructure funds.

Asset Management

Asset management revenues of $617 million in the current quarter were relatively unchanged from the prior year quarter, as average AUM and average fee rates remained stable.

See “Assets Under Management or Supervision” herein.

Non-interest Expenses

Non-interest expenses of $630 million in the current quarter increased 11% from the prior year quarter primarily as a result of higher compensation and benefits expenses.

•	Compensation and benefits expenses increased in the current quarter primarily due to deferred compensation associated with carried interest.

•	Non-compensation expenses were relatively unchanged from the prior year quarter.

Assets Under Management or Supervision

Rollforwards

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	Other	At March 31, 2019
Equity	$103	$9	$(8)	$16	$—	$120
Fixed income	68	6	(7)	1	—	68
Alternative/Other	128	5	(4)	5	(1)	133
Long-term AUM subtotal	299	20	(19)	22	(1)	321
Liquidity	164	343	(348)	1	(1)	159
Total AUM	$463	$363	$(367)	$23	$(2)	$480
Shares of minority stake assets	7					6

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	Other[1]	At March 31, 2018
Equity	$105	$9	$(7)	$1	$1	$109
Fixed income	73	7	(8)	(1)	1	72
Alternative/Other	128	4	(4)	—	3	131
Long-term AUM subtotal	306	20	(19)	—	5	312
Liquidity	176	325	(344)	—	—	157
Total AUM	$482	$345	$(363)	$—	$5	$469
Shares of minority stake assets	7					7

1.	Includes the impact of the Mesa West Capital, LLC acquisition.

Average AUM

	Three Months Ended March 31,
$ in billions	2019	2018
Equity	$113	$109
Fixed income	68	73
Alternative/Other	131	129
Long-term AUM subtotal	312	311
Liquidity	163	163
Total AUM	$475	$474
Shares of minority stake assets	6	7

Average Fee Rates

	Three Months Ended March 31,
Fee rate in bps	2019	2018
Equity	76	76
Fixed income	32	35
Alternative/Other	68	68
Long-term AUM	63	63
Liquidity	17	18
Total AUM	47	47

For a description of the asset classes and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2018 Form 10-K.

March 2019 Form 10-Q	12

Management’s Discussion and Analysis

Supplemental Financial Information and

Disclosures

Income Tax Matters

Effective Tax Rate from Continuing Operations

	Three Months Ended March 31,
$ in millions	2019	2018
U.S. GAAP	16.5%	20.9%
Adjusted effective income tax rate—non-GAAP[1]	19.9%	20.9%
Net discrete tax provisions/(benefits)
Recurring[2]	$(107)	$(147)
Intermittent[3]	$(101)	$—

1.

Adjusted effective income tax rate is a non-GAAP measure that excludes intermittent net discrete tax provisions (benefits). For further information on non-GAAP measures, see “Selected Non-GAAP Financial Information” herein.

2.

We consider certain income tax consequences associated with employee share-based awards recognized in Provision for income taxes in the income statements to be Recurring discrete tax items as we anticipate some level of conversion activity each quarter. Accordingly, these Recurring discrete tax provisions (benefits) are not part of the adjustment for intermittent net discrete tax provisions (benefits).

3.	Includes all tax provisions (benefits) that have been determined to be discrete, other than Recurring items as defined above.

The current quarter includes intermittent net discrete tax benefits primarily associated with the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations.

U.S. Bank Subsidiaries

Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) accept deposit accounts, provide loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, and invest in securities. The lending activities in the Institutional Securities business segment primarily include loans and lending commitments to corporate clients. The lending activities in the Wealth Management business segment primarily include securities-based lending, which allows clients to borrow money against the value of qualifying securities, and residential real estate loans.

We expect our lending activities to continue to grow through further market penetration of our client base. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.” For a further discussion about loans and lending commitments, see Notes 7 and 11 to the financial statements.

U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At March 31, 2019	At December 31, 2018
Assets	$210.3	$216.9
Investment securities portfolio:
Investment securities—AFS	44.5	45.5
Investment securities—HTM	27.8	23.7
Total investment securities	$72.3	$69.2
Deposits[2]	$179.1	$187.1

Wealth Management Loans
Securities-based lending and other[3]	$43.5	$44.7
Residential real estate	28.0	27.5
Total	$71.5	$72.2

Institutional Securities Loans[4]
Corporate[5]:
Corporate relationship and event-driven lending	$7.4	$7.4
Secured lending facilities	19.3	17.5
Securities-based lending and other	5.6	6.0
Commercial and residential real estate	11.8	10.5
Total	$44.1	$41.4

1.	Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.
2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.
3.	Other loans primarily include tailored lending.
4.	Prior periods have been conformed to the current presentation.
5.	For a further discussion of Corporate loans in the Institutional Securities business segment, see “Credit Risk—Institutional Securities Corporate Loans” herein.

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

13	March 2019 Form 10-Q

Management’s Discussion and Analysis

The update also eliminates the concept of other-than-temporary impairment for AFS securities. Impairments on AFS securities will be required to be recognized in earnings through an allowance when the fair value is less than amortized cost and a credit loss exists or the securities are expected to be sold before recovery of amortized cost.

For certain portfolios, we have determined that there are no expected credit losses, for example based on collateral arrangements for lending and financing transactions such as for Securities borrowed, Securities purchased under agreements to resell and certain other portfolios. Also, we have a zero loss expectation for certain financial assets based on the credit quality of the borrower or issuer such as U.S. government and agency securities.

We expect the following portfolios to be primarily impacted: employee loans, commercial real estate, corporate and residential real estate. The models we expect to use for these portfolios in the future are in the process of being tested. Based on preliminary analyses and estimates, we do not expect the increase in the allowance for credit losses resulting from the adoption of this standard will be significant to our financial statements. The ultimate impact will depend upon macroeconomic conditions, forecasts and our portfolios at the adoption date. This update is effective as of January 1, 2020.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements in the 2018 Form 10-K and Note 2 to the financial statements), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2018 Form 10-K.

Liquidity and Capital Resources

Senior management, with oversight by the Asset/Liability Management Committee and the Board of Directors (“Board”), establishes and maintains our liquidity and capital policies. Through various risk and control committees, senior management reviews business performance relative to these policies, monitors the availability of alternative sources of financing, and oversees the liquidity, interest rate and currency sensitivity of our asset and liability position. Our Treasury department, Firm Risk Committee, Asset/Liability Management Committee, and other committees and control groups assist in evaluating, monitoring and controlling the impact that our business activities have on our balance sheet, liquidity and capital structure. Liquidity and capital matters are reported regularly to the Board and the Risk Committee of the Board.

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

Total Assets by Business Segment

	At March 31, 2019
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$66,685	$13,952	$45	$80,682
Trading assets at fair value	262,249	52	2,517	264,818
Investment securities	26,619	71,325	—	97,944
Securities purchased under agreements to resell	87,061	9,509	—	96,570
Securities borrowed	138,710	181	—	138,891
Customer and other receivables	36,314	15,732	621	52,667
Loans, net of allowance[2]	44,742	71,450	5	116,197
Other assets[3]	13,390	12,696	2,109	28,195
Total assets	$675,770	$194,897	$5,297	$875,964

March 2019 Form 10-Q	14

Management’s Discussion and Analysis

	At December 31, 2018
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$69,526	$17,621	$49	$87,196
Trading assets at fair value	263,870	60	2,369	266,299
Investment securities	23,273	68,559	—	91,832
Securities purchased under agreements to resell	80,660	17,862	—	98,522
Securities borrowed	116,207	106	—	116,313
Customer and other receivables	35,777	16,865	656	53,298
Loans, net of allowance[2]	43,380	72,194	5	115,579
Other assets[3]	13,734	9,125	1,633	24,492
Total assets	$646,427	$202,392	$4,712	$853,531

IS—Institutional Securities

WM—Wealth Management

IM—Investment Management

1.	Cash and cash equivalents includes Cash and due from banks, Interest bearing deposits with banks and Restricted cash.
2.

Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 7 to the financial statements).

3.	Other assets primarily includes Goodwill, Intangible assets, premises, equipment, software, other investments, ROU assets related to leases and deferred tax assets.

A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $876 billion at March 31, 2019 from $854 billion at December 31, 2018, primarily due to higher Securities borrowed and Securities purchased under agreements to resell in the Institutional Securities business segment as a result of higher period-end client balances and Trading liabilities. These increases were partially offset by lower Securities purchased under agreements to resell within the Wealth Management business segment as a result of lower Deposits.

Liquidity Risk Management Framework

The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and the GLR, which support our target liquidity profile. For a further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2018 Form 10-K.

At March 31, 2019 and December 31, 2018, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

Global Liquidity Reserve

We maintain sufficient liquidity reserves to cover daily funding needs and to meet strategic liquidity targets sized by the Required Liquidity Framework and Liquidity Stress Tests. For a further discussion of our GLR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in the 2018 Form 10-K.

GLR by Type of Investment

$ in millions	At March 31, 2019	At December 31, 2018
Cash deposits with banks[1]	$11,457	$10,441
Cash deposits with central banks[1]	34,170	36,109
Unencumbered highly liquid securities:
U.S. government obligations	105,425	119,138
U.S. agency and agency mortgage-backed securities	42,228	41,473
Non-U.S. sovereign obligations[2]	36,341	39,869
Other investment grade securities	3,527	2,705
Total	$233,148	$249,735

1.	Included in Cash and due from banks and Interest bearing deposits with banks in the balance sheets.
2.	Primarily composed of unencumbered Japanese, U.K., Brazilian and French government obligations.

GLR Managed by Bank and Non-Bank Legal Entities

$ in millions	At March 31, 2019	At December 31, 2018	Average Daily Balance Three Months Ended March 31, 2019
Bank legal entities
Domestic	$80,296	$88,809	$80,670
Foreign	5,492	4,896	4,672
Total Bank legal entities	85,788	93,705	85,342
Non-Bank legal entities
Domestic:
Parent Company	52,086	64,262	62,283
Non-Parent Company	40,807	40,936	39,980
Total Domestic	92,893	105,198	102,263
Foreign	54,467	50,832	54,820
Total Non-Bank legal entities	147,360	156,030	157,083
Total	$233,148	$249,735	$242,425

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

15	March 2019 Form 10-Q

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

Based on our daily calculations, we and our U.S. Bank Subsidiaries are compliant with the minimum required LCR of 100%.

HQLA by Type of Asset and LCR

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2019	December 31, 2018
HQLA
Cash deposits with central banks	$37,070	$44,225
Securities[1]	155,713	150,792
Total	$192,783	$195,017
LCR	150%	145%

1.	Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.

The increase in the LCR in the current quarter is due to a reduction in net outflows (i.e., the denominator of the ratio) primarily driven by higher cash inflows from Securities borrowed and Securities purchased under agreements to resell, and due to certain securities-for-securities transactions.

Net Stable Funding Ratio

The Basel Committee on Banking Supervision (“Basel Commit-tee”) has previously finalized the NSFR framework. In May 2016, the U.S. banking agencies issued a proposal to implement the NSFR in the U.S. however, a final rule has not yet been issued in the U.S. For an additional discussion of the NSFR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Liquidity Framework—Net Stable Funding Ratio” in the 2018 Form 10-K.

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

Secured Financing

For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Re-sources—Funding Management—Secured Financing” in the 2018 Form 10-K.

Collateralized Financing Transactions

$ in millions	At March 31, 2019	At December 31, 2018
Securities purchased under agreements to resell and Securities borrowed	$235,461	$214,835
Securities sold under agreements to repurchase and Securities loaned	$60,456	$61,667
Securities received as collateral[1]	$5,426	$7,668

Average Daily Balance Three Months Ended
$ in millions	March 31, 2019	December 31, 2018
Securities purchased under agreements to resell and Securities borrowed	$ 219,062	$ 213,974
Securities sold under agreements to repurchase and Securities loaned	$ 58,965	$ 57,677

1.	Securities received as collateral are included in Trading assets in the balance sheets.

See Note 2 to the financial statements in the 2018 Form 10-K and Note 6 to the financial statements for more details on collateralized financing transactions.

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

Unsecured Financing

For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2018 Form 10-K.

March 2019 Form 10-Q	16

Management’s Discussion and Analysis

Deposits

$ in millions	At March 31, 2019	At December 31, 2018
Savings and demand deposits:
Brokerage sweep deposits[1]	$ 127,678	$ 141,255
Savings and other	15,523	13,642
Total Savings and demand deposits	143,201	154,897
Time deposits	36,530	32,923
Total	$ 179,731	$ 187,820

1.	Amounts represent balances swept from client brokerage accounts.

Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits at March 31, 2019 decreased compared with December 31, 2018, due to a decrease in Brokerage sweep deposits driven by redeployment of client cash partially offset by increases in Time deposits and Savings and other deposits driven by promotional offerings.

Borrowings by Remaining Maturity at March 31, 20191

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$1,498	$1,498
Original maturities greater than one year
2019	$14,187	$3,937	$18,124
2020	15,690	4,082	19,772
2021	21,256	3,936	25,192
2022	14,952	2,322	17,274
2023	11,624	2,642	14,266
Thereafter	75,346	19,219	94,565
Total	$153,055	$36,138	$189,193
Total Borrowings	$153,055	$37,636	$190,691
Maturities over next 12 months[2]			26,068

1.	Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.
2.	Includes only borrowings with original maturities greater than one year.

Borrowings of $190,691 million as of March 31, 2019 were relatively unchanged compared with $189,662 million at December 31, 2018.

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

Parent Company and U.S. Bank Subsidiaries’ Senior Unsecured Ratings at April 30, 2019

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Stable
Moody’s Investors Service, Inc.	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A-	Positive
S&P Global Ratings	A-2	BBB+	Stable

17	March 2019 Form 10-Q

Management’s Discussion and Analysis

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	A1	Stable
S&P Global Ratings	A-1	A+	Stable

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

Common Stock Repurchases

	Three Months Ended March 31,
in millions, except for per share data	2019	2018
Repurchases	$1,180	$1,250
Number of shares	28	22
Average price per share	$42.19	$55.98

From time to time we repurchase our outstanding common stock as part of our Share Repurchase Program. A portion of common stock repurchases in the current quarter was conducted under a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”), whereby MUFG sold shares of the Firm’s common stock to us, as part of our Share Repurchase Program. The sales plan is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Board of Governors of the Federal Reserve System (“Federal Reserve”) and has no impact on the strategic alliance between MUFG and us, including our joint ventures in Japan. For a description of our Share Repurchase Program, see “Unregistered Sales of Equity Securities and Use of Proceeds.”

For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

Common Stock Dividend Announcement

Announcement date	April 17, 2019
Amount per share	$0.30
Date to be paid	May 15, 2019
Shareholders of record as of	April 30, 2019

Preferred Stock Dividend Announcement

Announcement date	March 15, 2019
Date paid	April 15, 2019
Shareholders of record as of	March 29, 2019

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

For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 11 to the financial statements. For further information on our lending commitments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Loans and Lending Commitments.”

March 2019 Form 10-Q	18

Management’s Discussion and Analysis

Contractual Obligations

For a discussion about our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in the 2018 Form 10-K.

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

Regulatory Capital Requirements

We are required to maintain minimum risk-based capital, leverage-based capital and total loss-absorbing capacity (“TLAC”) ratios. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2018 Form 10-K. For additional information on TLAC, see Total Loss-Absorbing Capacity herein.

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

In 2018, each of these buffers was 75% of the fully phased-in 2019 requirement noted above. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2018 Form 10-K.

Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At March 31, 2019 and December 31, 2018, our ratios for determining regulatory compliance are based on the Standardized Approach rules.

Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain a Tier 1 SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2% in order to avoid potential limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers.

19	March 2019 Form 10-Q

Management’s Discussion and Analysis

Regulatory Capital Ratios

	At March 31, 2019
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$63,344	$63,344
Tier 1 capital		71,910	71,910
Total capital		81,570	81,284
Total RWA		378,420	366,353
Common Equity Tier 1 capital ratio	10.0%	16.7%	17.3%
Tier 1 capital ratio	11.5%	19.0%	19.6%
Total capital ratio	13.5%	21.6%	22.2%
Leverage-based capital
Adjusted average assets[2]		$855,192	N/A
Tier 1 leverage ratio	4.0%	8.4%	N/A
Supplementary leverage exposure[3]		N/A	$1,104,264
SLR	5.0%	N/A	6.5%

	At December 31, 2018
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$62,086	$62,086
Tier 1 capital		70,619	70,619
Total capital		80,052	79,814
Total RWA		367,309	363,054
Common Equity Tier 1 capital ratio	8.6%	16.9%	17.1%
Tier 1 capital ratio	10.1%	19.2%	19.5%
Total capital ratio	12.1%	21.8%	22.0%
Leverage-based capital
Adjusted average assets[2]		$843,074	N/A
Tier 1 leverage ratio	4.0%	8.4%	N/A
Supplementary leverage exposure[3]		N/A	$1,092,672
SLR	5.0%	N/A	6.5%

1.	Required ratios are inclusive of any buffers applicable as of the date presented. For 2018, the minimum required regulatory capital ratios for risk-based capital are under the transitional rules.
2.

Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the quarters ended March 31, 2019 and December 31, 2018, adjusted for disallowed goodwill, intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other capital deductions.

3.

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

Regulatory Capital

$ in millions	At March 31, 2019	At December 31, 2018	Change
Common Equity Tier 1 capital
Common stock and surplus	$8,616	$9,843	$(1,227)
Retained earnings	66,061	64,175	1,886
AOCI	(2,473)	(2,292)	(181)
Regulatory adjustments and deductions:
Net goodwill	(6,655)	(6,661)	6
Net intangible assets (other than goodwill and mortgage servicing assets)	(2,084)	(2,158)	74
Other adjustments and deductions[1]	(121)	(821)	700
Total Common Equity Tier 1 capital	$63,344	$62,086	$1,258
Additional Tier 1 capital
Preferred stock	$8,520	$8,520	$—
Noncontrolling interests	475	454	21
Additional Tier 1 capital	$8,995	$8,974	$21
Deduction for investments in covered funds	(429)	(441)	12
Total Tier 1 capital	$71,910	$70,619	$1,291
Standardized Tier 2 capital
Subordinated debt	$9,087	$8,923	$164
Noncontrolling interests	112	107	5
Eligible allowance for credit losses	470	440	30
Other adjustments and deductions	(9)	(37)	28
Total Standardized Tier 2 capital	$9,660	$9,433	$227
Total Standardized capital	$81,570	$80,052	$1,518
Advanced Tier 2 capital
Subordinated debt	$9,087	$8,923	$164
Noncontrolling interests	112	107	5
Eligible credit reserves	184	202	(18)
Other adjustments and deductions	(9)	(37)	28
Total Advanced Tier 2 capital	$9,374	$9,195	$179
Total Advanced capital	$81,284	$79,814	$1,470

1.

Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital include credit spread premium over risk-free rate for derivative liabilities, net deferred tax assets, net after-tax DVA and other net after-tax adjustments related to AOCI.

March 2019 Form 10-Q	20

Management’s Discussion and Analysis

RWA Rollforward

	At March 31, 2019[1]
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2018	$305,531	$190,595
Change related to the following items:
Derivatives	2,095	7,246
Securities financing transactions	8,269	2,353
Securitizations	358	402
Investment securities	1,503	2,616
Commitments, guarantees and loans	2,067	1,648
Cash	(610)	(361)
Equity investments	369	390
Other credit risk[2]	4,105	4,263
Total change in credit risk RWA	$18,156	$18,557
Balance at March 31, 2019	$323,687	$209,152
Market risk RWA
Balance at December 31, 2018	$61,778	$61,857
Change related to the following items:
Regulatory VaR	(610)	(610)
Regulatory stressed VaR	(2,934)	(2,934)
Incremental risk charge	(4,980)	(4,980)
Comprehensive risk measure	96	55
Specific risk:
Non-securitizations	1,141	1,141
Securitizations	242	242
Total change in market risk RWA	$(7,045)	$(7,086)
Balance at March 31, 2019	$54,733	$54,771
Operational risk RWA
Balance at December 31, 2018	N/A	$110,602
Change in operational risk RWA	N/A	(8,172)
Balance at March 31, 2019	N/A	$102,430
Total RWA	$378,420	$366,353

Regulatory	VaR—VaR for regulatory capital requirements
1.	The RWA for each category reflects both on- and off-balance sheet exposures, where appropriate.
2.	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.

Credit risk RWA increased in the current quarter under the Standardized and Advanced Approaches primarily due to increased exposures in Securities financing transactions and Derivatives, and an increase in Other credit risk mainly driven by the Firm’s adoption of the Leases accounting update on January 1, 2019. Under the Advanced Approach, the increased derivatives exposure also led to increased RWA related to CVA.

Market risk RWA decreased in the current quarter under the Standardized and Advanced Approaches primarily due to a decrease in the Incremental risk charge driven by reduced exposures and improved hedging in credit products.

The decrease in operational risk RWA under the Advanced Approach in the current quarter reflects a continued reduction in the magnitude of internal losses utilized in the operational risk capital model related to litigation.

Total Loss-Absorbing Capacity. The Federal Reserve has established external TLAC, long-term debt (“LTD”) and clean holding company requirements for top-tier BHCs of U.S. G-SIBs (“covered BHCs”), including the Parent Company. These requirements include various definitions and restrictions, such as requiring eligible LTD to be issued by the covered BHC and be unsecured, have a maturity of one year or more from the date of issuance and not have certain derivative-linked features typically associated with certain types of structured notes. A covered BHC is required to maintain minimum levels of external TLAC and eligible LTD, as well as certain TLAC buffer requirements. Failure to maintain the TLAC buffers would result in restrictions on capital distributions and discretionary bonus payments to executive officers.

Required and Actual TLAC and Eligible LTD Ratios

	At March 31, 2019
$ in millions	Required Ratio[1]	Actual Amount/Ratio
Total Loss-Absorbing Capacity
External TLAC[2]		$ 198,965
External TLAC as a % of RWA	21.5%	52.6%
External TLAC as a % of leverage exposure	9.5%	18.0%
Eligible LTD[3]		$ 120,983
Eligible LTD as a % of RWA	9.0%	32.0%
Eligible LTD as a % of leverage exposure	4.5%	11.0%

1.	Required ratios are inclusive of any buffers applicable as of the date presented.
2.	External TLAC consists of Common Equity Tier 1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.
3.	Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from March 31, 2019.

For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Requirements” in the 2018 Form 10-K.

Capital Plans and Stress Tests

Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large BHCs, including us, which form part of the Federal Reserve’s annual CCAR framework.

We submitted our 2019 Capital Plan (“Capital Plan”) and company-run stress test results to the Federal Reserve on April 5, 2019. We expect that the Federal Reserve will provide its response to our 2019 Capital Plan by June 30, 2019. There could be a range of potential outcomes to our Capital Plan whereby the Federal Reserve could object to, or otherwise require us to modify, such plan. See “Risk Factors”

21	March 2019 Form 10-Q

Management’s Discussion and Analysis

in the 2018 Form 10-K. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by June 30, 2019. We are required to disclose a summary of the results of our company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests. In addition, we must submit the results of our mid-cycle company-run stress test to the Federal Reserve by October 5, 2019 and disclose a summary of the results within 30 days of the submission date.

For a further discussion of our capital plans and stress tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests” in the 2018 Form 10-K.

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

Average Common Equity Attribution1

	Three Months Ended March 31,
$ in billions	2019	2018
Institutional Securities	$40.4	$40.8
Wealth Management	18.2	16.8
Investment Management	2.5	2.6
Parent	10.5	8.8
Total	$71.6	$69.0

1.	Average common equity is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.

Resolution and Recovery Planning

Pursuant to the Dodd-Frank Act, we are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure.

Our preferred resolution strategy is an SPOE strategy. Currently, upon the occurrence of a resolution scenario, the Parent Company would be obligated, under a support agreement with its material entities, to contribute or loan on a subordinated basis all of its contributable material assets, other than shares in subsidiaries of the Parent Company and certain intercompany receivables, to provide capital and liquidity, as applicable, to our material entities.

The obligations of the Parent Company under the existing support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company). As a result, claims of our material entities against the assets of the Parent Company (other than shares in subsidiaries of the Parent Company) are effectively senior to unsecured obligations of the Parent Company.

In further development of our SPOE strategy, we have created a wholly owned, direct subsidiary of the Parent Company, MS Holdings LLC (the “Funding IHC”), to serve as a resolution funding vehicle. We expect that, prior to the submission of our 2019 resolution plan by July 1, 2019, the Parent Company will contribute certain of its assets to the Funding IHC and enter into an updated support agreement with the Funding IHC as well as certain other subsidiaries to facilitate the execution of our SPOE strategy. The updated agreement will

March 2019 Form 10-Q	22

Management’s Discussion and Analysis

obligate the Parent Company to transfer capital and liquidity to the Funding IHC, and that the Parent Company and/or the Funding IHC will recapitalize and provide liquidity to material entities in the event of our material financial distress or failure.

For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” and “Risk Factors—Legal, Regulatory and Compliance Risk” in the 2018 Form 10-K.

Regulatory Developments

Proposed Revisions to the Regulatory Capital Treatment for Investments in Certain Unsecured Debt Instruments Issued by G-SIBs

The Federal Reserve, the OCC and the FDIC have issued a proposed rule that would, among other things, modify the regulatory capital framework for Advanced Approach banking organizations, including us. Such firms would be required to make certain deductions from regulatory capital for their investments in certain unsecured debt instruments (including eligible LTD in the TLAC framework) issued by the Parent Company and other G-SIBs.

Proposed Revisions to Resolution Planning Requirements

The Federal Reserve and the FDIC have issued a proposed rule that would change our resolution planning obligations under the Dodd-Frank Act. The proposed rule would require us to file resolution plans once every two years and would allow us to alternate between submitting a full, detailed resolution plan and a streamlined, targeted resolution plan. The proposed rule also makes certain changes to the information required to be included in our resolution plan.

For a discussion of other regulatory developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” in the 2018 Form 10-K.

Other Matters

U.K. Withdrawal from the E.U.

Following the U.K. electorate vote to leave the E.U., the U.K. invoked Article 50 of the Lisbon Treaty on March 29, 2017, which triggered a two-year period during which the U.K. government negotiated a form of withdrawal agreement with the E.U. The U.K. government and the E.U. have agreed to delay the U.K.’s scheduled withdrawal from the E.U. until

October 31, 2019. However, if the U.K. does not hold elections to the European Parliament in accordance with applicable E.U. law and ratify the withdrawal agreement by the applicable deadlines, the U.K.’s withdrawal date would become June 1, 2019. Absent any further changes to this time schedule, the U.K. is expected to leave the E.U. by October 31, 2019 at the latest. Discussions are ongoing within the U.K. Parliament on the negotiated withdrawal agreement and the alternatives to it, and between the U.K. government and the E.U.

For more information on the U.K.’s withdrawal from the E.U., our related preparations and the potential impact on our operations, see “Quantitative and Qualitative Disclosures about Risk—Country Risk” herein, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Other Matters” and “Risk Factors—International Risk” in the 2018 Form 10-K.

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

For a further discussion of the expected replacement of the IBORs and/or reform of interest rate benchmarks, and the related risks and our transition plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” and “Risk Factors—Legal, Regulatory and Compliance Risk,” respectively, in the 2018 Form 10-K.

23	March 2019 Form 10-Q

Quantitative and Qualitative Disclosures about Risk

Management believes effective risk management is vital to the success of our business activities. For a discussion of our risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2018 Form 10-K.

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur market risk within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in alternative and other funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” in the 2018 Form 10-K.

Trading Risks

Value-at-Risk. The statistical technique known as VaR is one of the tools we use to measure, monitor and review the market risk exposures of our trading portfolios. The Market Risk Department calculates and distributes daily VaR-based risk measures to various levels of management.

For information regarding our VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks—Value-at-Risk” in the 2018 Form 10-K.

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

The following table presents the Management VaR for the Trading portfolio. To further enhance the transparency of traded market risk, the Credit Portfolio VaR has been disclosed as a separate category from the Primary Risk Categories. The Credit Portfolio includes counterparty CVA and related hedges, as well as loans that are carried at fair value and associated hedges.

95%/One-Day Management VaR

	Three Months Ended March 31, 2019
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$32	$32	$39	$26
Equity price	15	16	19	12
Foreign exchange rate	15	14	16	11
Commodity price	9	10	12	9
Less: Diversification benefit[1]	(32)	(32)	N/A	N/A
Primary Risk Categories	$39	$40	$48	$36
Credit Portfolio	17	16	18	14
Less: Diversification benefit[1]	(12)	(10)	N/A	N/A
Total Management VaR	$44	$46	$55	$42

	Three Months Ended December 31, 2018
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$38	$36	$51	$25
Equity price	14	13	18	12
Foreign exchange rate	13	13	16	11
Commodity price	13	12	18	7
Less: Diversification benefit[1]	(27)	(30)	N/A	N/A
Primary Risk Categories	$51	$44	$62	$34
Credit Portfolio	15	13	16	11
Less: Diversification benefit[1]	(9)	(8)	N/A	N/A
Total Management VaR	$57	$49	$67	$39

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

Average total Management VaR and average Management VaR for the Primary Risk Categories decreased from the three-months ended December 31, 2018, primarily as a result of reduced interest rate and credit spread exposure in the Fixed Income Division of the Institutional Securities business segment.

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

March 2019 Form 10-Q	24

Risk Disclosures

We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There were no days with trading losses in the current quarter.

Daily 95%/One-Day Total Management VaR for the Current Quarter1

($ in millions)

1.	The average 95%/one-day total Management VaR for the current quarter was $46 million.

Daily Net Trading Revenues for the Current Quarter

($ in millions)

The previous histogram shows the distribution for the current quarter of daily net trading revenues. Daily net trading revenues include profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price, and Credit Portfolio positions and intraday trading activities for our trading businesses. Certain items such as fees, commissions and net interest income are excluded from daily net trading revenues and the VaR model. Revenues required for Regulatory VaR backtesting further exclude intraday trading.

Non-Trading Risks

We believe that sensitivity analysis is an appropriate representation of our non-trading risks. The following sensitivity analyses cover substantially all of the non-trading risk in our portfolio.

Credit Spread Risk Sensitivity1

$ in millions	At March 31, 2019	At December 31, 2018
Derivatives	$6	$6
Funding liabilities[2]	37	34

1.	Amounts represent the potential gain for each 1 bps widening of our credit spread.
2.	Relates to structured note liabilities carried at fair value.

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At March 31, 2019	At December 31, 2018
Basis point change
+200	$484	$340
+100	274	182
- 100	(619)	(428)

The previous table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for our U.S. Bank Subsidiaries. These shocks are applied to our 12-month forecast for our U.S. Bank Subsidiaries, which incorporates market expectations of interest rates and our forecasted business activity.

We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between March 31, 2019 and December 31, 2018 is primarily driven by a flatter yield curve, expectations of deposit pricing and changes in our asset-liability profile.

25	March 2019 Form 10-Q

Risk Disclosures

Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At March 31, 2019	At December 31, 2018
Investments related to Investment Management activities	$334	$298
Other investments:
MUMSS	164	165
Other Firm investments	187	179

MUMSS—Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values and related impact on carried interest. The change in investments sensitivity related to Investment Management activities between December 31, 2018 and March 31, 2019 is primarily the result of higher carried interest.

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

Credit Risk

Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We primarily incur credit risk exposure to institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2018 Form 10-K.

Loans and Lending Commitments
	At March 31, 2019
$ in millions	IS	WM	IM1	Total
Corporate	$22,283	$16,136	$5	$38,424
Consumer	—	27,300	—	27,300
Residential real estate	—	28,037	—	28,037
Commercial real estate	7,764	—	—	7,764
Loans held for investment, gross of allowance	30,047	71,473	5	101,525
Allowance for loan losses	(215)	(44)	—	(259)
Loans held for investment, net of allowance	29,832	71,429	5	101,266
Corporate	12,469	—	—	12,469
Residential real estate	1	21	—	22
Commercial real estate	2,440	—	—	2,440
Loans held for sale	14,910	21	—	14,931
Corporate	8,286	—	21	8,307
Residential real estate	1,282	—	—	1,282
Commercial real estate	1,766	—	—	1,766
Loans held at fair value	11,334	—	21	11,355
Total loans	56,076	71,450	26	127,552
Lending commitments[2]	102,174	12,147	—	114,321
Total loans and lending commitments[2]	$158,250	$83,597	$26	$241,873

	At December 31, 2018
$ in millions	IS	WM	IM1	Total
Corporate	$20,020	$16,884	$5	$36,909
Consumer	—	27,868	—	27,868
Residential real estate	—	27,466	—	27,466
Commercial real estate[3]	7,810	—	—	7,810
Loans held for investment, gross of allowance	27,830	72,218	5	100,053
Allowance for loan losses	(193)	(45)	—	(238)
Loans held for investment, net of allowance	27,637	72,173	5	99,815
Corporate	13,886	—	—	13,886
Residential real estate	1	21	—	22
Commercial real estate[3]	1,856	—	—	1,856
Loans held for sale	15,743	21	—	15,764
Corporate	9,150	—	21	9,171
Residential real estate	1,153	—	—	1,153
Commercial real estate[3]	601	—	—	601
Loans held at fair value	10,904	—	21	10,925
Total loans	54,284	72,194	26	126,504
Lending commitments[2]	95,065	10,663	—	105,728
Total loans and lending commitments[2]	$149,349	$82,857	$26	$232,232

1.	Investment Management business segment loans are entered into in conjunction with certain investment advisory activities.
2.	Due to the nature of our obligations under the commitments, these amounts include certain commitments participated to third parties.
3.	Beginning in 2019, loans previously referred to as Wholesale real estate are referred to as Commercial real estate.

March 2019 Form 10-Q	26

Risk Disclosures

We provide loans and lending commitments to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, we purchase loans in the secondary market. In the balance sheets, these loans and lending commitments are carried as held for investment, which are recorded at amortized cost; as held for sale, which are recorded at the lower of cost or fair value; or at fair value with changes in fair value recorded in earnings. Loans held for investment and loans held for sale are classified in Loans, and loans held at fair value are classified in Trading assets in the balance sheets. Total loans and lending commitments increased by approximately $10 billion primarily due to increases in event-driven lending commitments within the Institutional Securities business segment.

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

See Notes 3, 7 and 11 to the financial statements for further information.

Allowance for Loans and Lending Commitments Held for Investment

	At	At
	March 31,	December 31,
$ in millions	2019	2018
Loans	$259	$238
Lending commitments	211	203
Total allowance for loans and lending commitments	$470	$441

The aggregate allowance for loans and lending commitments increased in the current quarter primarily in Institutional Securities as a result of select downgrades within Corporate loans as well as growth in lending commitments. See Notes 7 and 11 to the financial statements for further information.

Status of Loans Held for Investment

	At March 31, 2019		At December 31, 2018
	IS	WM	IS	WM
Current	99.1%	99.9%	99.8%	99.9%
Nonaccrual[1]	0.9%	0.1%	0.2%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Institutional Securities Loans and Lending Commitments1

	At March 31, 2019
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$369	$52	$—	$19	$440
A	712	1,686	999	264	3,661
BBB	3,101	5,070	4,380	401	12,952
NIG	5,966	15,002	10,348	5,646	36,962
Unrated[2]	87	26	234	1,714	2,061
Total loans	10,235	21,836	15,961	8,044	56,076
Lending commitments
AAA	90	50	—	—	140
AA	2,520	1,163	2,757	—	6,440
A	9,716	5,539	9,857	428	25,540
BBB	3,259	12,132	21,084	374	36,849
NIG	1,637	10,832	15,833	4,750	33,052
Unrated[2]	8	—	134	11	153
Total lending commitments	17,230	29,716	49,665	5,563	102,174
Total exposure	$27,465	$51,552	$65,626	$13,607	$158,250

	At December 31, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$7	$430	$—	$19	$456
A	565	1,580	858	267	3,270
BBB	3,775	4,697	4,251	495	13,218
NIG	7,151	12,882	9,313	5,889	35,235
Unrated[2]	88	95	160	1,762	2,105
Total loans	11,586	19,684	14,582	8,432	54,284
Lending commitments
AAA	90	75	—	—	165
AA	2,491	1,177	2,863	—	6,531
A	2,892	6,006	9,895	502	19,295
BBB	2,993	11,825	19,461	638	34,917
NIG	1,681	10,604	16,075	5,751	34,111
Unrated[2]	8	—	38	—	46
Total lending commitments	10,155	29,687	48,332	6,891	95,065
Total exposure	$21,741	$49,371	$62,914	$15,323	$149,349

NIG–Non-investment	grade
1.	Obligor credit ratings are internally determined by CRM.
2.

Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of market risk. For a further discussion of our market risk, see “Market Risk” herein.

27	March 2019 Form 10-Q

Risk Disclosures

Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At March 31, 2019	At December 31, 2018
Industry
Financials	$34,152	$32,655

Real estate	26,666	24,133

Healthcare	17,348	10,158

Communications services	12,427	11,244

Industrials	11,398	13,701

Energy	9,774	9,847

Utilities	9,360	9,856

Information technology	9,086	9,896

Consumer discretionary	8,087	8,314

Consumer staples	7,583	7,921

Materials	7,033	5,969

Insurance	3,637	3,744

Other	1,699	1,911

Total	$ 158,250	$ 149,349

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

We also participate in securitization activities, whereby we extend short- or long-term collateralized lines of credit and term loans with various types of collateral, including residential real estate, commercial real estate, corporate and financial assets. These collateralized loans and lending commitments generally provide for overcollateralization. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. The Firm monitors collateral levels against the requirements of lending agreements. See Note 12 to the financial statements for information about our securitization activities.

Institutional Securities Corporate Loans1

$ in millions	At March 31, 2019	At December 31, 2018
Corporate relationship and event-driven lending[2]	$13,248	$13,317

Secured lending facilities[3]	22,388	21,408

Securities-based lending and other[4]	7,402	8,331

Total Corporate	$43,038	$43,056

1.	Amounts include loans held for investment, loans held for sale and loans measured at fair value. Loans at fair value are included in Trading assets in the balance sheets.
2.

Relationship and event-driven loans typically consist of revolving lines of credit, term loans and bridge loans. For additional information on event-driven loans, see “Institutional Securities Event-Driven Loans and Lending Commitments” herein.

3.	Secured lending facilities includes loans provided to clients to warehouse loans secured by underlying real estate and other assets.
4.	Securities-based lending and other includes financing extended to sales and trading customers and corporate loans purchased in the secondary market.

Institutional Securities Event-Driven Loans and Lending Commitments

	At March 31, 2019
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$2,010	$307	$476	$1,784	$4,577

Lending commitments	7,594	2,816	3,192	2,436	16,038

Total loans and lending commitments	$9,604	$3,123	$3,668	$4,220	$20,615

	At December 31, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$2,582	$287	$656	$1,618	$5,143

Lending commitments	1,506	2,456	2,877	3,658	10,497

Total loans and lending commitments	$4,088	$2,743	$3,533	$5,276	$15,640

Event-driven loans and lending commitments, which comprise a portion of corporate loans and lending commitments within the Institutional Securities business segment, are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans. Amounts may fluctuate as they are transaction-specific, the timing and size of which can vary from period to period.

Wealth Management Loans and Lending Commitments

	At March 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$36,455	$3,352	$2,467	$1,138	$43,412

Residential real estate loans	1	29	—	28,008	28,038

Total loans	$36,456	$3,381	$2,467	$29,146	$71,450

Lending commitments	9,872	1,619	378	278	12,147

Total loans and lending commitments	$46,328	$5,000	$2,845	$29,424	$83,597

Securities-based lending—LAL platform loans					$32,731

	At December 31, 2018
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$38,144	$3,573	$2,004	$1,006	$44,727

Residential real estate loans	—	30	1	27,436	27,467

Total loans	$38,144	$3,603	$2,005	$28,442	$72,194

Lending commitments	9,197	1,151	42	273	10,663

Total loans and lending commitments	$47,341	$4,754	$2,047	$28,715	$82,857

Securities-based lending—LAL platform loans					$33,247

March 2019 Form 10-Q	28

Risk Disclosures

The principal Wealth Management lending activities include securities-based lending and residential real estate loans.

Securities-based lending provided to our clients is primarily conducted through our Liquidity Access Line (“LAL”) platform. For more information about our securities-based lending and residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Wealth Management” in the 2018 Form 10-K.

For the current quarter, Loans and Lending commitments associated with the Wealth Management business segment were relatively unchanged.

Customer and Other Receivables

Margin Loans

	At March 31, 2019
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$16,800	$10,627	$27,427

	At December 31, 2018
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$14,842	$11,383	$26,225

The Institutional Securities and Wealth Management business segments provide margin lending arrangements, which allow customers to borrow against the value of qualifying securities. Margin lending activities generally have minimal credit risk due to the value of collateral held and their short-term nature. Amounts may fluctuate from period to period as overall client balances change as a result of market levels, client positioning and leverage.

Employee Loans

$ in millions	At March 31, 2019	At December 31, 2018
Balance	$3,011	$3,415
Allowance for loan losses	(64)	(63)
Balance, net	$2,947	$3,352
Repayment term range, in years	1 to 20	1 to 20

Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments. We establish an allowance for loan amounts to terminated employees that we do not consider recoverable, which is recorded in Compensation and benefits expense.

Derivatives

Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At March 31, 2019
<1 year	$353	$6,123	$38,006	$12,809	$5,577	$62,868

1-3 years	387	2,222	23,295	8,452	6,346	40,702

3-5 years	533	2,112	11,960	5,162	2,826	22,593

Over 5 years	3,662	11,190	79,733	34,492	12,249	141,326

Total, gross	$4,935	$21,647	$152,994	$60,915	$26,998	$267,489

Counterparty netting	(1,851)	(13,737)	(124,569)	(44,232)	(16,326)	(200,715)

Cash and securities collateral	(2,889)	(6,115)	(22,866)	(11,830)	(7,691)	(51,391)

Total, net	$195	$1,795	$5,559	$4,853	$2,981	$15,383

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2018

<1 year	$878	$7,430	$38,718	$15,009	$7,183	$69,218

1-3 years	664	2,362	22,239	10,255	7,097	42,617

3-5 years	621	2,096	11,673	6,014	2,751	23,155

Over 5 years	3,535	9,725	67,166	36,087	11,112	127,625

Total, gross	$5,698	$21,613	$139,796	$67,365	$28,143	$262,615

Counterparty netting	(2,325)	(13,771)	(113,045)	(49,658)	(16,681)	(195,480)

Cash and securities collateral	(3,214)	(5,766)	(21,931)	(12,702)	(8,269)	(51,882)

Total, net	$159	$2,076	$4,820	$5,005	$3,193	$15,253

$ in millions	At March 31, 2019	At December 31, 2018
Industry
Utilities	$4,472	$4,324

Financials	4,108	4,480

Industrials	1,110	1,335

Healthcare	916	787

Regional governments	916	779

Information technology	758	695

Not-for-profit organizations	630	583

Communication services	395	373

Sovereign governments	367	385

Energy	350	199

Consumer discretionary	311	188

Real estate	285	283

Materials	275	275

Insurance	181	235

Consumer staples	161	216

Other	148	116

Total	$ 15,383	$15,253

1.	Obligor credit ratings are determined internally by CRM.

29	March 2019 Form 10-Q

Risk Disclosures

We incur credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2018 Form 10-K and Note 4 to the financial statements.

Country Risk

Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows us to effectively identify, monitor and limit country risk. For a further discussion of our country risk exposure see, “Quantitative and Qualitative Disclosures about Risk—Country Risk” in the 2018 Form 10-K.

Our sovereign exposures consist of financial contracts and obligations entered into with sovereign and local governments. Our non-sovereign exposures consist of financial contracts and obligations entered into primarily with corporations and financial institutions. Index credit derivatives are included in the following country risk exposure table. Each reference entity within an index is allocated to that reference entity’s country of risk. Index exposures are allocated to the underlying reference entities in proportion to the notional weighting of each reference entity in the index, adjusted for any fair value receivable or payable for that reference entity. Where credit risk crosses multiple jurisdictions, for example, a CDS purchased from an issuer in a specific country that references bonds issued by an entity in a different country, the fair value of the CDS is reflected in the Net Counterparty Exposure row based on the country of the CDS issuer. Further, the notional amount of the CDS adjusted for the fair value of the receivable or payable is reflected in the Net Inventory row based on the country of the underlying reference entity.

Top 10 Non-U.S. Country Exposures at March 31, 2019

United Kingdom
$ in millions	Sovereigns	Non-sovereigns	Total

Net inventory[1]	$(719)	$317	$(402)

Net counterparty exposure[2]	1	9,526	9,527

Loans	—	2,840	2,840

Lending commitments	—	4,610	4,610

Exposure before hedges	(718)	17,293	16,575

Hedges[3]	(312)	(1,381)	(1,693)

Net exposure	$(1,030)	$15,912	$14,882

Japan
$ in millions	Sovereigns	Non-sovereigns	Total

Net inventory[1]	$4,533	$81	$4,614

Net counterparty exposure[2]	61	3,057	3,118

Loans	—	316	316

Exposure before hedges	4,594	3,454	8,048

Hedges[3]	(117)	(115)	(232)

Net exposure	$4,477	$3,339	$7,816

Germany
$ in millions	Sovereigns	Non-sovereigns	Total

Net inventory[1]	$328	$160	$488

Net counterparty exposure[2]	170	1,938	2,108

Loans	—	1,063	1,063

Lending commitments	—	3,198	3,198

Exposure before hedges	498	6,359	6,857

Hedges[3]	(268)	(1,051)	(1,319)

Net exposure	$230	$5,308	$5,538

Brazil
$ in millions	Sovereigns	Non-sovereigns	Total

Net inventory[1]	$4,846	$95	$4,941

Net counterparty exposure[2]	—	232	232

Loans	—	40	40

Lending commitments	—	269	269

Exposure before hedges	4,846	636	5,482

Hedges[3]	(12)	(18)	(30)

Net exposure	$4,834	$618	$5,452

Spain
$ in millions	Sovereigns	Non-sovereigns	Total

Net inventory[1]	$(857)	$(62)	$(919)

Net counterparty exposure[2]	—	204	204

Loans	—	3,675	3,675

Lending commitments	—	1,684	1,684

Exposure before hedges	(857)	5,501	4,644

Hedges[3]	—	(128)	(128)

Net exposure	$(857)	$5,373	$4,516

Australia
$ in millions	Sovereigns	Non-sovereigns	Total

Net inventory[1]	$1,932	$495	$2,427

Net counterparty exposure[2]	4	451	455

Loans	—	95	95

Lending commitments	—	796	796

Exposure before hedges	1,936	1,837	3,773

Hedges[3]	—	(104)	(104)

Net exposure	$1,936	$1,733	$3,669

China
$ in millions	Sovereigns	Non-sovereigns	Total

Net inventory[1]	$200	$869	$1,069

Net counterparty exposure[2]	113	180	293

Loans	—	1,242	1,242

Lending commitments	—	1,150	1,150

Exposure before hedges	313	3,441	3,754

Hedges[3]	(112)	(40)	(152)

Net exposure	$201	$3,401	$3,602

March 2019 Form 10-Q	30

Risk Disclosures

Canada
$ in millions	Sovereigns	Non-sovereigns	Total

Net inventory[1]	$(367)	$111	$(256)

Net counterparty exposure[2]	41	1,811	1,852

Loans	—	91	91

Lending commitments	—	1,800	1,800

Exposure before hedges	(326)	3,813	3,487

Hedges[3]	—	(171)	(171)

Net exposure	$(326)	$3,642	$3,316

Netherlands
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(204)	$156	$(48)
Net counterparty exposure[2]	—	709	709
Loans	—	1,427	1,427
Lending commitments	—	1,385	1,385
Exposure before hedges	(204)	3,677	3,473
Hedges[3]	(32)	(229)	(261)
Net exposure	$(236)	$3,448	$3,212

India
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,500	$633	$2,133
Net counterparty exposure[2]	—	599	599
Lending commitments	—	95	95
Exposure before hedges	1,500	1,327	2,827
Net exposure	$1,500	$1,327	$2,827

1.

Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for the fair value of any receivable or payable).

2.

Net counterparty exposure (e.g., repurchase transactions, securities lending and OTC derivatives) takes into consideration legally enforceable master netting agreements and collateral. Net counterparty exposure is net of the benefit of collateral received. For more information, see “Additional Information—Top 10 Non-U.S. Country Exposures” herein.

3.

Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable. For a further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2018 Form 10-K.

Additional Information—Top 10 Non-U.S. Country Exposures

Single-Name and Index Credit Derivatives Included in Net Inventory

$ in millions	At March 31, 2019
Gross purchased protection	$(61,098)
Gross written protection	57,463
Net exposure	$(3,635)

Benefit of Collateral Received against Net Counterparty Exposure

$ in millions		At March 31, 2019
Counterparty credit exposure	Collateral[1]
Germany	Germany and Italy	$10,110
United Kingdom	U.K., U.S. and Italy	8,661
Other	France, Japan and U.S.	11,150

1.	Collateral primarily consists of cash and government obligations.

Country Risk Exposures Related to the U.K.

At March 31, 2019, our country risk exposures in the U.K. included net exposures of $14,882 million as shown in the Top 10 Country Exposures table, and overnight deposits of $7,605 million. The $15,912 million of exposures to non-sovereigns were diversified across both names and sectors. Of these exposures, $6,377 million were to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $3,586 million were to geographically diversified counterparties, and $5,671 million were to exchanges and clearinghouses.

Operational Risk

Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk” in the 2018 Form 10-K.

Model Risk

Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision making, or damage to a firm’s reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Risk––Model Risk” in the 2018 Form 10-K.

31	March 2019 Form 10-Q

Risk Disclosures

Liquidity Risk

Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk” in the 2018 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein.

Legal and Compliance Risk

Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing, and anti-corruption rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal and Compliance Risk” in the 2018 Form 10-K.

March 2019 Form 10-Q	32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of March 31, 2019, and the related condensed consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Firm as of December 31, 2018, and the related consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
May 3, 2019

33	March 2019 Form 10-Q

Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
in millions, except per share data	2019	2018

Revenues
Investment banking	$1,242	$1,634

Trading	3,441	3,770

Investments	273	126

Commissions and fees	966	1,173

Asset management	3,049	3,192

Other	301	207

Total non-interest revenues	9,272	10,102

Interest income	4,290	2,860

Interest expense	3,276	1,885

Net interest	1,014	975

Net revenues	10,286	11,077

Non-interest expenses
Compensation and benefits	4,651	4,914

Occupancy and equipment	347	336

Brokerage, clearing and exchange fees	593	627

Information processing and communications	532	478

Marketing and business development	141	140

Professional services	514	510

Other	553	652

Total non-interest expenses	7,331	7,657

Income from continuing operations before income taxes	2,955	3,420

Provision for income taxes	487	714

Income from continuing operations	2,468	2,706

Income (loss) from discontinued operations, net of income taxes	—	(2)

Net income	$2,468	$2,704

Net income applicable to noncontrolling interests	39	36

Net income applicable to Morgan Stanley	$2,429	$2,668

Preferred stock dividends and other	93	93

Earnings applicable to Morgan Stanley common shareholders	$2,336	$2,575

Earnings per common share
Basic	$1.41	$1.48

Diluted	$1.39	$1.45

Average common shares outstanding
Basic	1,658	1,740

Diluted	1,677	1,771

March 2019 Form 10-Q	34	See Notes to Consolidated Financial Statements

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2019	2018
Net income	$2,468	$2,704
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(22)	$117
Change in net unrealized gains (losses) on available-for-sale securities	429	(410)
Pension, postretirement and other	1	5
Change in net debt valuation adjustment	(620)	451
Total other comprehensive income (loss)	$(212)	$163
Comprehensive income	$2,256	$2,867
Net income applicable to noncontrolling interests	39	36
Other comprehensive income (loss) applicable to noncontrolling interests	(31)	72
Comprehensive income applicable to Morgan Stanley	$2,248	$2,759

See Notes to Consolidated Financial Statements	35	March 2019 Form 10-Q

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At March 31, 2019	At December 31, 2018

Assets
Cash and cash equivalents:
Cash and due from banks	$35,472	$30,541

Interest bearing deposits with banks	14,498	21,299

Restricted cash	30,712	35,356

Trading assets at fair value ($103,750 and $120,437 were pledged to various parties)	264,818	266,299

Investment securities (includes $61,641 and $61,061 at fair value)	97,944	91,832

Securities purchased under agreements to resell (includes $5 and $— at fair value)	96,570	98,522

Securities borrowed	138,891	116,313

Customer and other receivables	52,667	53,298

Loans:
Held for investment (net of allowance of $259 and $238)	101,266	99,815

Held for sale	14,931	15,764

Goodwill	6,686	6,688

Intangible assets (net of accumulated amortization of $2,952 and $2,877)	2,084	2,163

Other assets	19,425	15,641

Total assets	$875,964	$853,531

Liabilities
Deposits (includes $692 and $442 at fair value)	$179,731	$187,820

Trading liabilities at fair value	144,565	126,747

Securities sold under agreements to repurchase (includes $622 and $812 at fair value)	47,948	49,759

Securities loaned	12,508	11,908

Other secured financings (includes $4,283 and $5,245 at fair value)	8,043	9,466

Customer and other payables	193,092	179,559

Other liabilities and accrued expenses	17,494	17,204

Borrowings (includes $56,464 and $51,184 at fair value)	190,691	189,662

Total liabilities	794,072	772,125

Commitments and contingent liabilities (see Note 11)

Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	8,520

Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,685,996,391 and 1,699,828,943	20	20

Additional paid-in capital	23,178	23,794

Retained earnings	66,061	64,175

Employee stock trusts	3,000	2,836

Accumulated other comprehensive income (loss)	(2,473)	(2,292)

Common stock held in treasury at cost, $0.01 par value (352,897,588 and 339,065,036 shares)	(14,582)	(13,971)

Common stock issued to employee stock trusts	(3,000)	(2,836)

Total Morgan Stanley shareholders’ equity	80,724	80,246

Noncontrolling interests	1,168	1,160

Total equity	81,892	81,406

Total liabilities and equity	$875,964	$853,531

March 2019 Form 10-Q	36	See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Total Equity (Unaudited)

$ in millions	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Trusts	Accumulated Other Comprehensive Income (Loss)	Common Stock Held in Treasury at Cost	Common Stock Issued to Employee Stock Trusts	Non- controlling Interests	Total Equity

Balance at December 31, 2018	$8,520	$20	$23,794	$64,175	$2,836	$(2,292)	$(13,971)	$(2,836)	$1,160	$81,406

Cumulative adjustments for accounting changes[1]	—	—	—	63	—	—	—	—	—	63

Net income applicable to Morgan Stanley	—	—	—	2,429	—	—	—	—	—	2,429

Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	39	39

Preferred stock dividends[2]	—	—	—	(93)	—	—	—	—	—	(93)

Common stock dividends ($0.30 per share)	—	—	—	(513)	—	—	—	—	—	(513)

Shares issued under employee plans	—	—	(618)	—	164	—	1,034	(164)	—	416

Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,645)	—	—	(1,645)

Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	(181)	—	—	(31)	(212)

Other net increases	—	—	2	—	—	—	—	—	—	2

Balance at March 31, 2019	$8,520	$20	$23,178	$66,061	$3,000	$(2,473)	$(14,582)	$(3,000)	$1,168	$81,892

Balance at December 31, 2017	$8,520	$20	$23,545	$57,577	$2,907	$(3,060)	$(9,211)	$(2,907)	$1,075	$78,466

Cumulative adjustments for accounting changes[1]	—	—	—	306	—	(437)	—	—	—	(131)

Net income applicable to Morgan Stanley	—	—	—	2,668	—	—	—	—	—	2,668

Net income applicable to noncontrolling interests	—	—	—	—	—	—	—	—	36	36

Preferred stock dividends[2]	—	—	—	(93)	—	—	—	—	—	(93)

Common stock dividends ($0.25 per share)	—	—	—	(449)	—	—	—	—	—	(449)

Shares issued under employee plans	—	—	(285)	—	—	—	710	—	—	425

Repurchases of common stock and employee tax withholdings	—	—	—	—	—	—	(1,868)	—	—	(1,868)

Net change in Accumulated other comprehensive income (loss)	—	—	—	—	—	91	—	—	72	163

Other net increases	—	—	—	—	—	—	—	—	272	272

Balance at March 31, 2018	$8,520	$20	$23,260	$60,009	$2,907	$(3,406)	$(10,369)	$(2,907)	$1,455	$79,489

1.	Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during the current and prior year quarters. See Notes 2 and 14 for further information.
2.	See Note 14 for information regarding dividends per share for each class of preferred stock.

See Notes to Consolidated Financial Statements	37	March 2019 Form 10-Q

Consolidated Cash Flow Statements

(Unaudited)

	Three Months Ended March 31,
$ in millions	2019	2018
Cash flows from operating activities
Net income	$2,468	$2,704
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	293	321
Depreciation and amortization	658	390
Provision for credit losses on lending activities	36	26
Other operating adjustments	(92)	(37)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	23,977	33,832
Securities borrowed	(22,578)	(11,825)
Securities loaned	600	(36)
Customer and other receivables and other assets	1,567	(13,019)
Customer and other payables and other liabilities	9,971	1,129
Securities purchased under agreements to resell	1,952	4,012
Securities sold under agreements to repurchase	(1,811)	(4,849)
Net cash provided by (used for) operating activities	17,041	12,648

Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(529)	(410)
Changes in loans, net	(1,329)	(3,801)
Investment securities:
Purchases	(15,895)	(5,482)
Proceeds from sales	7,875	810
Proceeds from paydowns and maturities	2,663	2,125
Other investing activities	(12)	(164)
Net cash provided by (used for) investing activities	(7,227)	(6,922)

Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(1,575)	(2,101)
Deposits	(8,089)	988
Proceeds from:
Issuance of Borrowings	8,091	15,370
Payments for:
Borrowings	(11,927)	(11,377)
Repurchases of common stock and employee tax withholdings	(1,645)	(1,868)
Cash dividends	(663)	(599)
Other financing activities	(56)	(50)
Net cash provided by (used for) financing activities	(15,864)	363
Effect of exchange rate changes on cash and cash equivalents	(464)	860
Net increase (decrease) in cash and cash equivalents	(6,514)	6,949
Cash and cash equivalents, at beginning of period	87,196	80,395
Cash and cash equivalents, at end of period	$80,682	$87,344

Cash and cash equivalents:
Cash and due from banks	$35,472	$29,073
Interest bearing deposits with banks	14,498	22,980
Restricted cash	30,712	35,291
Cash and cash equivalents, at end of period	$80,682	$87,344

Supplemental Disclosure of Cash Flow Information

Cash payments for:
Interest	$2,896	$1,407
Income taxes, net of refunds	245	250

March 2019 Form 10-Q	38	See Notes to Consolidated Financial Statements

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

A description of the clients and principal products and services of each of the Firm’s business segments is as follows:

Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions, and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing, prime brokerage and market-making activities in equity and fixed income products, including foreign exchange and commodities. Lending activities include originating corporate loans, commercial mortgage lending, providing secured lending facilities and extending financing to sales and trading customers. Other activities include investments and research.

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

The accompanying financial statements should be read in conjunction with the Firm’s financial statements and notes thereto included in the 2018 Form 10-K. Certain footnote disclosures included in the 2018 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. The financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation

The financial statements include the accounts of the Firm, its wholly owned subsidiaries and other entities in which the Firm has a controlling financial interest, including certain VIEs (see Note 12). For consolidated subsidiaries that are not wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income attributable to noncontrolling interests for such subsidiaries is presented as Net income applicable to noncontrolling interests in the consolidated income statements (“income statements”). The portion of shareholders’ equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests, a component of total equity, in the consolidated balance sheets (“balance sheets”).

For a discussion of the Firm’s involvement with VIEs and its significant regulated U.S. and international subsidiaries, see Note 1 to the financial statements in the 2018 Form 10-K.

39	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

2. Significant Accounting Policies

For a detailed discussion about the Firm’s significant accounting policies, see Note 2 to the financial statements in the 2018 Form 10-K.

During the three months ended March 31, 2019 (“current quarter”), there were no significant revisions to the Firm’s significant accounting policies, other than for the accounting updates adopted.

Accounting Updates Adopted

The Firm adopted the following accounting updates on January 1, 2019. Prior periods are presented under previous policies.

Leases

The Firm adopted Leases, and recognized leases with terms exceeding one year in the March 31, 2019 balance sheet as right-of-use (“ROU”) assets and corresponding liabilities. The adoption resulted in an increase to Retained earnings of approximately $63 million, net of tax, related to deferred revenue from previously recorded sale-leaseback transactions. At transition on January 1, 2019, the adoption also resulted in a balance sheet gross-up of approximately $4 billion reflected in Other assets and Other liabilities and accrued expenses. See Note 11 for lease disclosures, including amounts reflected in the March 31, 2019 balance sheet. Prior period amounts were not restated.

As allowed by the guidance, the Firm elected not to reassess the following at transition: whether existing contracts are or contain leases, and for existing leases, lease classification and initial direct costs. In addition, the Firm continues to account for existing land easements as service contracts.

Both at transition and for new leases thereafter, ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term, including non-lease components such as fixed common area maintenance costs and other fixed costs such as real estate taxes and insurance.

The discount rates used in determining the present value of leases are the Firm’s incremental borrowing rates, developed based upon each lease’s term and currency of payment. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Firm will exercise that option. For operating leases, the ROU assets also include any prepaid lease payments and initial direct costs incurred and are reduced by lease incentives. For these leases, lease expense is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.

Derivatives and Hedging (ASU 2018-16)

The amendments in this update permit use of the OIS rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. The Firm adopted this update on a prospective basis for qualifying new or redesignated hedging relationships. This update did not impact the Firm’s pre-existing hedges.

3. Fair Values

Recurring Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$47,877	$22,821	$7	$—	$70,705
Other sovereign government obligations	29,063	4,890	5	—	33,958
State and municipal securities	—	3,175	12	—	3,187
MABS	—	1,864	301	—	2,165
Loans and lending commitments[2]	—	5,012	6,343	—	11,355
Corporate and other debt	—	20,014	1,061	—	21,075
Corporate equities[3]	88,020	527	152	—	88,699
Derivative and other contracts:
Interest rate	3,238	166,248	998	—	170,484
Credit	—	5,696	485	—	6,181
Foreign exchange	22	60,900	59	—	60,981
Equity	1,621	38,006	1,293	—	40,920
Commodity and other	593	7,002	2,902	—	10,497
Netting[1]	(3,633)	(212,585)	(873)	(43,036)	(260,127)
Total derivative and other contracts	1,841	65,267	4,864	(43,036)	28,936
Investments[4]	369	149	974	—	1,492
Physical commodities	—	441	—	—	441
Total trading assets[4]	167,170	124,160	13,719	(43,036)	262,013
Investment securities—AFS	32,527	29,114	—	—	61,641
Securities purchased under agreements to resell	—	5	—	—	5
Total assets at fair value	$199,697	$153,279	$13,719	$(43,036)	$323,659

March 2019 Form 10-Q	40

Notes to Consolidated Financial Statements

(Unaudited)

	At March 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$593	$99	$—	$692
Trading liabilities:
U.S. Treasury and agency securities	13,169	251	—	—	13,420
Other sovereign government obligations	25,301	1,970	—	—	27,271
Corporate and other debt	—	9,030	23	—	9,053
Corporate equities[3]	64,961	94	20	—	65,075
Derivative and other contracts:
Interest rate	3,271	155,949	447	—	159,667
Credit	—	6,019	746	—	6,765
Foreign exchange	11	59,864	54	—	59,929
Equity	1,393	40,912	3,053	—	45,358
Commodity and other	732	5,444	796	—	6,972
Netting[1]	(3,633)	(212,585)	(873)	(31,854)	(248,945)
Total derivative and other contracts	1,774	55,603	4,223	(31,854)	29,746
Total trading liabilities	105,205	66,948	4,266	(31,854)	144,565
Securities sold under agreements to repurchase	—	622	—	—	622
Other secured financings	—	4,130	153	—	4,283
Borrowings	—	52,689	3,775	—	56,464
Total liabilities at fair value	$105,205	$124,982	$8,293	$(31,854)	$206,626

	At December 31, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$38,767	$29,594	$54	$—	$68,415
Other sovereign government obligations	28,395	5,529	17	—	33,941
State and municipal securities	—	3,161	148	—	3,309
MABS	—	2,154	354	—	2,508
Loans and lending commitments[2]	—	4,055	6,870	—	10,925
Corporate and other debt	—	18,129	1,076	—	19,205
Corporate equities[3]	93,626	522	95	—	94,243
Derivative and other contracts:
Interest rate	2,793	155,027	1,045	—	158,865
Credit	—	5,707	421	—	6,128
Foreign exchange	62	63,023	161	—	63,246
Equity	1,256	45,596	1,022	—	47,874
Commodity and other	963	8,517	2,992	—	12,472
Netting[1]	(4,151)	(210,190)	(896)	(44,175)	(259,412)
Total derivative and other contracts	923	67,680	4,745	(44,175)	29,173
Investments[4]	412	293	757	—	1,462
Physical commodities	—	536	—	—	536
Total trading assets[4]	162,123	131,653	14,116	(44,175)	263,717
Investment securities—AFS	36,399	24,662	—	—	61,061
Intangible assets	—	5	—	—	5
Total assets at fair value	$198,522	$156,320	$14,116	$(44,175)	$324,783

	At December 31, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$415	$27	$—	$442
Trading liabilities:
U.S. Treasury and agency securities	11,272	543	—	—	11,815
Other sovereign government obligations	21,391	1,454	—	—	22,845
Corporate and other debt	—	8,550	1	—	8,551
Corporate equities[3]	56,064	199	15	—	56,278
Derivative and other contracts:
Interest rate	2,927	142,746	427	—	146,100
Credit	—	5,772	381	—	6,153
Foreign exchange	41	63,379	86	—	63,506
Equity	1,042	47,091	2,507	—	50,640
Commodity and other	1,228	6,872	940	—	9,040
Netting[1]	(4,151)	(210,190)	(896)	(32,944)	(248,181)
Total derivative and other contracts	1,087	55,670	3,445	(32,944)	27,258
Total trading liabilities	89,814	66,416	3,461	(32,944)	126,747
Securities sold under agreements to repurchase	—	812	—	—	812
Other secured financings	—	5,037	208	—	5,245
Borrowings	—	47,378	3,806	—	51,184
Total liabilities at fair value	$89,814	$120,058	$7,502	$(32,944)	$184,430

MABS—Mortgage-	and asset-backed securities
1.

For positions with the same counterparty classified in different levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Netting.” Positions classified within the same level that are with the same counterparty are netted within the column for that level. For further information on derivative instruments and hedging activities, see Note 4.

2.	For a further breakdown by type, see the following Loans and Lending Commitments at Fair Value table.
3.	For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.
4.

Amounts exclude certain investments that are measured based on NAV per share, which are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Net Asset Value Measurements—Fund Interests” herein.

Breakdown of Loans and Lending Commitments at Fair Value
$ in millions	At March 31, 2019	At December 31, 2018
Corporate	$8,307	$9,171
Residential real estate	1,282	1,153
Commercial real estate	1,766	601
Total	$11,355	$10,925

Unsettled Fair Value of Futures Contracts[1]
$ in millions	At March 31, 2019	At December 31, 2018
Customer and other receivables, net	$727	$615

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the financial statements in the 2018 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.

41	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Three Months Ended March 31,
$ in millions	2019	2018
Assets at Fair value

U.S. Treasury and agency securities
Beginning balance	$54	$—
Sales	(50)	—
Net transfers	3	—
Ending balance	$7	$—
Unrealized gains (losses)	$—	$—

Other sovereign government obligations
Beginning balance	$17	$1
Purchases	2	7
Sales	(2)	—
Net transfers	(12)	(1)
Ending balance	$5	$7
Unrealized gains (losses)	$—	$—

State and municipal securities
Beginning balance	$148	$8
Realized and unrealized gains (losses)	1	—
Purchases	10	1
Sales	(44)	(7)
Net transfers	(103)	—
Ending balance	$12	$2
Unrealized gains (losses)	$1	$—

MABS
Beginning balance	$354	$423
Realized and unrealized gains (losses)	(7)	77
Purchases	19	64
Sales	(83)	(238)
Settlements	(3)	(16)
Net transfers	21	32
Ending balance	$301	$342
Unrealized gains (losses)	$(14)	$2

Loans and lending commitments
Beginning balance	$6,870	$5,945
Realized and unrealized gains (losses)	—	28
Purchases and originations	1,255	3,740
Sales	(108)	(283)
Settlements	(820)	(1,218)
Net transfers	(854)	(84)
Ending balance	$6,343	$8,128
Unrealized gains (losses)	$(7)	$(9)

Corporate and other debt
Beginning balance	$1,076	$701
Realized and unrealized gains (losses)	43	1
Purchases	204	350
Sales	(127)	(243)
Settlements	(3)	—
Net transfers	(132)	5
Ending balance	$1,061	$814
Unrealized gains (losses)	$41	$(1)

	Three Months Ended March 31,
$ in millions	2019	2018
Corporate equities
Beginning balance	$95	$166
Realized and unrealized gains (losses)	6	—
Purchases	51	166
Sales	(9)	(132)
Net transfers	9	33
Ending balance	$152	$233
Unrealized gains (losses)	$7	$(9)

Investments
Beginning balance	$757	$1,020
Realized and unrealized gains (losses)	10	44
Purchases	10	21
Sales	(4)	(78)
Net transfers	201	5
Ending balance	$974	$1,012
Unrealized gains (losses)	$14	$22

Net derivative and other contracts:
Interest rate
Beginning balance	$618	$1,218
Realized and unrealized gains (losses)	(48)	52
Purchases	24	32
Issuances	(19)	(41)
Settlements	(12)	(81)
Net transfers	(12)	(510)
Ending balance	$551	$670
Unrealized gains (losses)	$(43)	$75

Credit
Beginning balance	$40	$41
Realized and unrealized gains (losses)	162	(107)
Purchases	26	—
Issuances	(442)	—
Settlements	(33)	38
Net transfers	(14)	(2)
Ending balance	$(261)	$(30)
Unrealized gains (losses)	$167	$(109)

Foreign exchange
Beginning balance	$75	$(112)
Realized and unrealized gains (losses)	(113)	57
Purchases	1	—
Issuances	—	(31)
Settlements	8	33
Net transfers	34	20
Ending balance	$5	$(33)
Unrealized gains (losses)	$3	$(9)

Equity
Beginning balance	$(1,485)	$1,208
Realized and unrealized gains (losses)	(191)	356
Purchases	34	142
Issuances	(193)	(799)
Settlements	139	159
Net transfers	(64)	(51)
Ending balance	$(1,760)	$1,015
Unrealized gains (losses)	$(203)	$315

March 2019 Form 10-Q	42

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
$ in millions	2019	2018
Commodity and other
Beginning balance	$2,052	$1,446
Realized and unrealized gains (losses)	43	217
Purchases	5	13
Issuances	(1)	(6)
Settlements	(81)	(57)
Net transfers	88	47
Ending balance	$2,106	$1,660
Unrealized gains (losses)	$(25)	$149

Liabilities at Fair Value
Deposits
Beginning balance	$27	$47
Realized and unrealized losses (gains)	6	(1)
Issuances	24	9
Settlements	(1)	(1)
Net transfers	43	(10)
Ending balance	$99	$44
Unrealized losses (gains)	$6	$(1)

Nonderivative trading liabilities
Beginning balance	$16	$25
Realized and unrealized losses (gains)	(1)	(4)
Purchases	(6)	(7)
Sales	23	15
Net transfers	11	10
Ending balance	$43	$39
Unrealized losses (gains)	$(1)	$(4)

Securities sold under agreements to repurchase
Beginning balance	$—	$150
Net transfers	—	(150)
Ending balance	$—	$—
Unrealized losses (gains)	$—	$—

Other secured financings
Beginning balance	$208	$239
Realized and unrealized losses (gains)	4	(13)
Issuances	—	4
Settlements	(7)	(10)
Net transfers	(52)	—
Ending balance	$153	$220
Unrealized losses (gains)	$4	$(13)

Borrowings
Beginning balance	$3,806	$2,984
Realized and unrealized losses (gains)	287	(102)
Issuances	264	640
Settlements	(115)	(83)
Net transfers	(467)	187
Ending balance	$3,775	$3,626
Unrealized losses (gains)	$276	$(99)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	59	(44)

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

Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements

Valuation Techniques and Unobservable Inputs

	Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2019	At December 31, 2018
Assets Measured at Fair Value on a Recurring Basis
MABS	$301	$354
Comparable pricing:
Bond price	1 to 91 points (37 points)	0 to 97 points (38 points)
Loans and lending commitments	$6,343	$6,870
Margin loan model:
Discount rate	1% to 6% (2%)	1% to 7% (2%)
Volatility skew	18% to 57% (25%)	19% to 56% (28%)
Credit Spread	11 to 62 bps (27 bps)	14 to 90 bps (36 bps)
Comparable pricing:
Loan price	85 to 104 points (98 points)	60 to 101 points (95 points)
Corporate and other debt	$1,061	$1,076
Comparable pricing:
Bond price	12 to 100 points (72 points)	12 to 100 points (72 points)
Discounted cash flow:
Recovery rate	27%	20%
Discount rate	N/M	15% to 21% (16%)
Option model:
At the money volatility	24% to 70% (56%)	24% to 78% (50%)
Corporate equities	$152	$95
Comparable pricing:
Equity price	100%	100%
Investments	$974	$757
Discounted cash flow:
WACC	9% to 16% (11%)	9% to 15% (10%)
Exit multiple	9 to 10 times (10 times)	7 to 10 times (10 times)
Market approach:
EBITDA multiple	5 to 24 times (10 times)	6 to 24 times (12 times)
Comparable pricing:
Equity price	75% to 100% (99%)	75% to 100% (96%)
Net derivative and other contracts:
Interest rate	$551	$618
Option model:
IR volatility skew	23% to 98% (59% / 61%)	22% to 95% (48% / 51%)
Inflation volatility	22% to 62% (42% / 39%)	23% to 65% (44% / 40%)
IR curve	1%	1%

43	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

Balance / Range (Average1)
$ in millions, except inputs	At March 31, 2019		At December 31, 2018

Credit	$(261)		$40

Comparable pricing:

Cash-synthetic basis	12 points		8 to 9 points (9 points	)

Bond price	0 to 83 points (38 points	)	0 to 75 points (26 points	)

Credit spread	227 to 584 bps (307 bps	)	246 to 499 bps (380 bps	)

Funding spread	42 to 112 bps (91 bps	)	47 to 98 bps (93 bps	)

Correlation model:

Credit correlation	36% to 68% (42%	)	36% to 69% (44%	)

Foreign exchange[2]	$5		$75

Option model:

IR FX correlation	5% to 57% (36% / 36%	)	53% to 56% (55% / 55%	)

IR volatility skew	23% to 98% (59% / 61%	)	22% to 95% (48% / 51%	)

Contingency probability	80% to 95% (90% / 90%	)	90% to 95% (93% / 95%	)

Equity[2]	$(1,760)		$(1,485)

Option model:

At the money volatility	6% to 69% (36%	)	17% to 63% (38%	)

Volatility skew	-2% to 0% (-1%	)	-2% to 0% (-1%	)

Equity correlation	5% to 96% (65%	)	5% to 96% (71%	)

FX correlation	-60% to 55% (-21%	)	-60% to 55% (-26%	)

IR correlation	-7% to 45% (16% / 13%	)	-7% to 45% (15% / 12%	)

Commodity and other	$2,106		$2,052

Option model:

Forward power price	$4 to $172 ($30) per MWh		$3 to $185 ($31) per MWh

Commodity volatility	7% to 130% (16%	)	7% to 187% (17%	)

Cross-commodity correlation	5% to 99% (93%	)	5% to 99% (93%	)

Liabilities Measured at Fair Value on a Recurring Basis

Deposits	$99		$27

Option Model

At the money volatility	15% to 42% (21%	)	N/M

Other secured financings	$153		$208

Discounted cash flow:

Funding spread	112 to 205 bps (158 bps	)	103 to 193 bps (148 bps	)

Option model:

Volatility skew	N/M		-1%

At the money volatility	10% to 40% (26%	)	10% to 40% (25%	)

Borrowings	$3,775		$3,806

Option model:

At the money volatility	6% to 34% (21%	)	5% to 35% (22%	)

Volatility skew	-2% to 0% (0%	)	-2% to 0% (0%	)

Equity correlation	38% to 98% (81%	)	45% to 98% (85%	)

Equity - FX correlation	-55% to 30% (-27%	)	-75% to 50% (-27%	)

IR Correlation	N/M		58% to 97% (85% / 91%	)

IR FX Correlation	27% to 58% (39% / 34%	)	28% to 58% (44% / 44%	)

Nonrecurring Fair Value Measurement

Loans	$1,166		$1,380

Corporate loan model:

Credit spread	72 to 366 bps (150 bps	)	97 to 434 bps (181 bps	)

Warehouse model:

Credit spread	262 to 309 bps (299 bps	)	223 to 313 bps (247 bps	)

Points—Percentage of par

IR—Interest rate

FX—Foreign exchange

1.	Amounts represent weighted averages except where simple averages and the median of the inputs are more relevant.
2.	Includes derivative contracts with multiple risks (i.e., hybrid products).

The previous tables provide information for each major category of assets and liabilities measured at fair value on a recurring and nonrecurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. There are no predictable relationships between multiple significant unobservable inputs attributable to a given valuation technique. A single amount is disclosed when there is no significant difference between the minimum, maximum and average.

For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 3 to the financial statements in the 2018 Form 10-K. During the current quarter, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.

Net Asset Value Measurements

Fund Interests
	At March 31, 2019		At December 31, 2018
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$1,455	$314	$1,374	$316
Real estate	1,248	149	1,105	161
Hedge[1]	102	4	103	4
Total	$2,805	$467	$2,582	$481

1.

Investments in hedge funds may be subject to initial period lock-up or gate provisions, which restrict an investor from withdrawing from the fund during a certain initial period or restrict the redemption amount on any redemption date, respectively.

For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds, which are measured based on NAV, see Note 3 to the financial statements in the 2018 Form 10-K.

Amounts in the previous table represent the Firm’s carrying value of general and limited partnership interests in fund investments, as well as any carried interest. The carrying amounts are measured based on the NAV of the fund taking into account the distribution terms applicable to the interest held. This same measurement applies whether the fund investments are accounted for under the equity method or fair value.

See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance-based fees in the form of carried interest previously received. See Note 18 for information regarding carried interest at risk of reversal.

March 2019 Form 10-Q	44

Notes to Consolidated Financial Statements

(Unaudited)

Nonredeemable Funds by Contractual Maturity
	Carrying Value at March 31, 2019
$ in millions	Private Equity	Real Estate
Less than 5 years	$705	$634
5-10 years	723	555
Over 10 years	27	59
Total	$1,455	$1,248

Fair Value Option

The Firm elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate the complexities of applying certain accounting models.

Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At March 31, 2019	At December 31, 2018
Business Unit Responsible for Risk Management
Equity	$27,807	$24,494
Interest rates	23,945	22,343
Commodities	3,209	2,735
Credit	981	856
Foreign exchange	522	756
Total	$56,464	$51,184

Earnings Impact of Borrowings under the Fair Value Option

	Three Months Ended March 31,
$ in millions	2019	2018
Trading revenues	$(2,903)	$26
Interest expense	(93)	(102)
Net revenues[1]	$(2,996)	$(76)

1.	Amounts do not reflect any gains or losses from related economic hedges.

Gains (losses) are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended March 31,
	2019		2018
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(4)	$(816)	$(15)	$593
Loans and other debt[1]	93	—	81	—
Lending commitments	(1)	—	2	—
Other	—	(4)	—	2

$ in millions	At March 31, 2019	At December 31, 2018
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(648)	$172

1.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.

Excess of Contractual Principal Amount Over Fair Value

$ in millions	At March 31, 2019	At December 31, 2018
Loans and other debt[1]	$13,031	$13,094
Nonaccrual loans[1]	10,677	10,831
Borrowings[2]	730	2,657

1.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.
2.	Borrowings in this table do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.

Fair Value Loans on Nonaccrual Status

$ in millions	At March 31, 2019	At December 31, 2018
Nonaccrual loans	$1,198	$1,497
Nonaccrual loans 90 or more days past due	$769	$812

45	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

Nonrecurring Fair Value Measurements

Carrying and Fair Values

	At March 31, 2019
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,160	$1,166	$3,326
Other assets—Other investments	—	30	30
Other assets—Premises, equipment and software	—	—	—
Total	$2,160	$1,196	$3,356
Liabilities
Other liabilities and accrued expenses—Lending commitments	$186	$49	$235
Total	$186	$49	$235

	At December 31, 2018
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,307	$1,380	$3,687
Other assets—Other investments	14	100	114
Other assets—Premises, equipment and software	—	—	—
Total	$2,321	$1,480	$3,801
Liabilities
Other liabilities and accrued expenses—Lending commitments	$292	$65	$357
Total	$292	$65	$357

1.

For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended March 31,
$ in millions	2019	2018
Assets
Loans[2]	$36	$8
Other assets—Other investments	(5)	—
Other assets—Premises, equipment and software	(2)	(8)
Total	$29	$—
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$67	$6
Total	$67	$6

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

March 2019 Form 10-Q	46

Notes to Consolidated Financial Statements

(Unaudited)

Financial Instruments Not Measured at Fair Value

Carrying and Fair Values

	At March 31, 2019
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents:
Cash and due from banks	$35,472	$35,472	$—	$—	$35,472
Interest bearing deposits with banks	14,498	14,498	—	—	14,498
Restricted cash	30,712	30,712	—	—	30,712
Investment securities—HTM	36,303	21,270	14,218	536	36,024
Securities purchased under agreements to resell	96,565	—	95,841	714	96,555
Securities borrowed	138,891	—	138,891	—	138,891
Customer and other receivables[1]	47,854	—	44,907	2,836	47,743
Loans[2]	116,197	—	24,888	91,610	116,498
Other assets	461	—	461	—	461

Financial liabilities
Deposits	$179,039	$—	$179,168	$—	$179,168
Securities sold under agreements to repurchase	47,326	—	46,765	550	47,315
Securities loaned	12,508	—	12,508	—	12,508
Other secured financings	3,760	—	3,539	226	3,765
Customer and other payables[1]	189,712	—	189,712	—	189,712
Borrowings	134,227	—	137,906	30	137,936
	Commitment Amount
Lending commitments[3]	$113,418	$—	$947	$294	$1,241

	At December 31, 2018
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents:
Cash and due from banks	$30,541	$30,541	$—	$—	$30,541
Interest bearing deposits with banks	21,299	21,299	—	—	21,299
Restricted cash	35,356	35,356	—	—	35,356
Investment securities—HTM	30,771	17,473	12,018	474	29,965
Securities purchased under agreements to resell	98,522	—	97,611	866	98,477
Securities borrowed	116,313	—	116,312	—	116,312
Customer and other receivables[1]	47,972	—	44,620	3,219	47,839
Loans[2]	115,579	—	25,604	90,121	115,725
Other assets	461	—	461	—	461

Financial liabilities
Deposits	$187,378	$—	$187,372	$—	$187,372
Securities sold under agreements to repurchase	48,947	—	48,385	525	48,910
Securities loaned	11,908	—	11,906	—	11,906
Other secured financings	4,221	—	3,233	994	4,227
Customer and other payables[1]	176,561	—	176,561	—	176,561
Borrowings	138,478	—	140,085	30	140,115
	Commitment Amount
Lending commitments[3]	$104,844	$—	$1,249	$321	$1,570

1.	Accrued interest and dividend receivables and payables where carrying value approximates fair value have been excluded.
2.	Amounts include loans measured at fair value on a nonrecurring basis.
3.	Represents Lending Commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 11.

The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers.

47	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

4. Derivative Instruments and Hedging Activities

Fair Values of Derivative Contracts

At March 31, 2019

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$489	$1	$—	$490
Foreign exchange	107	14	—	121
Total	596	15	—	611
Not designated as accounting hedges
Interest rate	164,693	4,602	699	169,994
Credit	4,327	1,854	—	6,181
Foreign exchange	59,462	1,336	62	60,860
Equity	21,593	—	19,327	40,920
Commodity and other	9,011	—	1,486	10,497
Total	259,086	7,792	21,574	288,452
Total gross derivatives	$259,682	$7,807	$21,574	$289,063
Amounts offset
Counterparty netting	(194,262)	(6,453)	(20,683)	(221,398)
Cash collateral netting	(37,487)	(1,242)	—	(38,729)
Total in Trading assets	$27,933	$112	$891	$28,936
Amounts not offset[1]
Financial instruments collateral	(12,603)	—	—	(12,603)
Other cash collateral	(59)	—	—	(59)
Net amounts	$15,271	$112	$891	$16,274
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,118

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$88	$3	$—	$91
Foreign exchange	17	32	—	49
Total	105	35	—	140
Not designated as accounting hedges
Interest rate	155,653	3,395	528	159,576
Credit	4,631	2,134	—	6,765
Foreign exchange	58,577	1,302	1	59,880
Equity	25,681	—	19,677	45,358
Commodity and other	5,514	—	1,458	6,972
Total	250,056	6,831	21,664	278,551
Total gross derivatives	$250,161	$6,866	$21,664	$278,691
Amounts offset
Counterparty netting	(194,262)	(6,453)	(20,683)	(221,398)
Cash collateral netting	(27,167)	(380)	—	(27,547)
Total in Trading liabilities	$28,732	$33	$981	$29,746
Amounts not offset[1]
Financial instruments collateral	(8,466)	—	(392)	(8,858)
Other cash collateral	(48)	(30)	—	(78)
Net amounts	$20,218	$3	$589	$20,810
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,116

At December 31, 2018

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$512	$1	$—	$513
Foreign exchange	27	8	—	35
Total	539	9	—	548
Not designated as accounting hedges
Interest rate	153,768	3,887	697	158,352
Credit	4,630	1,498	—	6,128
Foreign exchange	61,846	1,310	55	63,211
Equity	24,590	—	23,284	47,874
Commodity and other	10,538	—	1,934	12,472
Total	255,372	6,695	25,970	288,037
Total gross derivatives	$255,911	$6,704	$25,970	$288,585
Amounts offset
Counterparty netting	(190,220)	(5,260)	(24,548)	(220,028)
Cash collateral netting	(38,204)	(1,180)	—	(39,384)
Total in Trading assets	$27,487	$264	$1,422	$29,173
Amounts not offset[1]
Financial instruments collateral	(12,467)	—	—	(12,467)
Other cash collateral	(31)	—	—	(31)
Net amounts	$14,989	$264	$1,422	$16,675
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,206

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$176	$—	$—	$176
Foreign exchange	62	24	—	86
Total	238	24	—	262
Not designated as accounting hedges
Interest rate	142,592	2,669	663	145,924
Credit	4,545	1,608	—	6,153
Foreign exchange	62,099	1,302	19	63,420
Equity	27,119	—	23,521	50,640
Commodity and other	6,983	—	2,057	9,040
Total	243,338	5,579	26,260	275,177
Total gross derivatives	$243,576	$5,603	$26,260	$275,439
Amounts offset
Counterparty netting	(190,220)	(5,260)	(24,548)	(220,028)
Cash collateral netting	(27,860)	(293)	—	(28,153)
Total in Trading liabilities	$25,496	$50	$1,712	$27,258
Amounts not offset[1]
Financial instruments collateral	(4,709)	—	(766)	(5,475)
Other cash collateral	(53)	(1)	—	(54)
Net amounts	$20,734	$49	$946	$21,729
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,773

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

March 2019 Form 10-Q	48

Notes to Consolidated Financial Statements

(Unaudited)

Notionals of Derivative Contracts

At March 31, 2019

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$15	$83	$—	$98
Foreign exchange	10	1	—	11
Total	25	84	—	109
Not designated as accounting hedges
Interest rate	4,785	7,900	1,042	13,727
Credit	139	74	—	213
Foreign exchange	2,731	104	13	2,848
Equity	455	—	367	822
Commodity and other	98	—	68	166
Total	8,208	8,078	1,490	17,776
Total gross derivatives	$8,233	$8,162	$1,490	$17,885

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$75	$—	$77
Foreign exchange	2	1	—	3
Total	4	76	—	80
Not designated as accounting hedges
Interest rate	4,956	7,059	880	12,895
Credit	156	84	—	240
Foreign exchange	2,748	102	12	2,862
Equity	410	—	558	968
Commodity and other	80	—	64	144
Total	8,350	7,245	1,514	17,109
Total gross derivatives	$8,354	$7,321	$1,514	$17,189

At December 31, 2018

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$15	$52	$—	$67
Foreign exchange	5	1	—	6
Total	20	53	—	73
Not designated as accounting hedges
Interest rate	4,807	6,708	1,157	12,672
Credit	162	74	—	236
Foreign exchange	2,436	118	14	2,568
Equity	373	—	371	744
Commodity and other	97	—	67	164
Total	7,875	6,900	1,609	16,384
Total gross derivatives	$7,895	$6,953	$1,609	$16,457

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$107	$—	$109
Foreign exchange	5	1	—	6
Total	7	108	—	115
Not designated as accounting hedges
Interest rate	4,946	5,735	781	11,462
Credit	162	73	—	235
Foreign exchange	2,451	114	17	2,582
Equity	389	—	602	991
Commodity and other	72	—	65	137
Total	8,020	5,922	1,465	15,407
Total gross derivatives	$8,027	$6,030	$1,465	$15,522

The Firm believes that the notional amounts of derivative contracts generally overstate its exposure. In most circumstances notional amounts are only used as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.

For a discussion of the Firm’s derivative instruments and hedging activities, see Note 4 to the financial statements in the 2018 Form 10-K.

Gains (Losses) on Accounting Hedges

	Three Months Ended March 31,
$ in millions	2019	2018
Fair Value Hedges—Recognized in Interest Expense
Interest rate contracts	$1,577	$(1,841)
Borrowings	(1,621)	1,852
Net Investment Hedges—Foreign exchange contracts
Recognized in OCI, net of tax	$64	$(148)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	35	7

Fair Value Hedges—Hedged Items

$ in millions	At March 31, 2019	At December 31, 2018
Investment Securities—AFS[1]
Carrying amount[2] currently or previously hedged	$413	$201
Borrowings
Carrying amount[2] currently or previously hedged	$103,460	$102,899
Basis adjustments included in carrying amount[3]	$(74)	$(1,689)

1.	Amounts recognized in interest income and basis adjustments related to AFS securities were not material.
2.	Carrying amount represents amortized cost basis.
3.	Hedge accounting basis adjustments for Borrowings are primarily related to outstanding hedges.

49	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

Net Derivative Liabilities and Collateral Posted

$ in millions	At March 31, 2019	At December 31, 2018
Net derivative liabilities with credit risk-related contingent features	$18,373	$16,403
Collateral posted	14,473	11,981

The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At March 31, 2019
One-notch downgrade	$452
Two-notch downgrade	277
Bilateral downgrade agreements included in the amounts above[1]	$685

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

Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at March 31, 2019
$ in millions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$19,721	$21,800	$20,305	$11,743	$73,569
Non-investment grade	9,173	12,154	8,908	3,159	33,394
Total	$28,894	$33,954	$29,213	$14,902	$106,963
Index and basket CDS
Investment grade	$4,886	$9,022	$36,038	$22,143	$72,089
Non-investment grade	5,608	5,482	10,281	14,131	35,502
Total	$10,494	$14,504	$46,319	$36,274	$107,591
Total CDS sold	$39,388	$48,458	$75,532	$51,176	$214,554
Other credit contracts	—	—	—	105	105
Total credit protection sold	$39,388	$48,458	$75,532	$51,281	$214,659
CDS protection sold with identical protection purchased					$199,507

	Years to Maturity at December 31, 2018
$ in millions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$22,297	$23,876	$19,469	$7,844	$73,486
Non-investment grade	10,135	11,061	9,020	861	31,077
Total	$32,432	$34,937	$28,489	$8,705	$104,563
Index and basket CDS
Investment grade	$5,341	$9,901	$60,887	$6,816	$82,945
Non-investment grade	4,574	5,820	12,855	13,272	36,521
Total	$9,915	$15,721	$73,742	$20,088	$119,466
Total CDS sold	$42,347	$50,658	$102,231	$28,793	$224,029
Other credit contracts	—	—	—	116	116
Total credit protection sold	$42,347	$50,658	$102,231	$28,909	$224,145
CDS protection sold with identical protection purchased					$209,972

Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At March 31, 2019	At December 31, 2018
Single-name CDS
Investment grade	$401	$118
Non-investment grade	(440)	(403)
Total	$(39)	$(285)
Index and basket CDS
Investment grade	$708	$314
Non-investment grade	(460)	(1,413)
Total	$248	$(1,099)
Total CDS sold	$209	$(1,384)
Other credit contracts	(8)	(14)
Total credit protection sold	$201	$(1,398)

1.

Investment grade/non-investment grade determination is based on the internal credit rating of the reference obligation. Internal credit ratings serve as the Credit Risk Management Department’s assessment of credit risk and the basis for a comprehensive credit limits framework used to control credit risk. The Firm uses quantitative models and judgement to estimate the various risk parameters related to each obligor.

Protection Purchased with CDS

	At March 31, 2019
$ in millions	Fair Value Asset (Liability)	Notional
Single name	$(148)	$116,753
Index and basket	(170)	105,819
Tranched index and basket	(475)	15,677
Total	$(793)	$238,249

	At December 31, 2018
$ in millions	Fair Value Asset (Liability)	Notional
Single name	$277	$116,333
Index and basket	1,333	117,022
Tranched index and basket	(251)	13,524
Total	$1,359	$246,879

March 2019 Form 10-Q	50

Notes to Consolidated Financial Statements

(Unaudited)

The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.

The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further information on credit derivatives and other contracts, see Note 4 to the financial statements in the 2018 Form 10-K.

5. Investment Securities

AFS and HTM Securities
	At March 31, 2019
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$32,144	$83	$448	$31,779
U.S. agency securities[1]	23,857	82	318	23,621
Total U.S. government and agency securities	56,001	165	766	55,400
Corporate and other debt:
Agency CMBS	1,965	18	54	1,929
Non-agency CMBS	343	—	7	336
Corporate bonds	1,724	4	10	1,718
State and municipal securities	394	6	—	400
FFELP student loan ABS[2]	1,868	6	16	1,858
Total corporate and other debt	6,294	34	87	6,241
Total AFS securities	62,295	199	853	61,641
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	21,349	172	251	21,270
U.S. agency securities[1]	14,424	46	252	14,218
Total U.S. government and agency securities	35,773	218	503	35,488
Corporate and other debt:
Non-agency CMBS	530	7	1	536
Total HTM securities	36,303	225	504	36,024
Total investment securities	$98,598	$424	$1,357	$97,665

	At December 31, 2018
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$36,268	$40	$656	$35,652
U.S. agency securities[1]	20,740	10	497	20,253
Total U.S. government and agency securities	57,008	50	1,153	55,905
Corporate and other debt:
Agency CMBS	1,054	—	62	992
Non-agency CMBS	461	—	14	447
Corporate bonds	1,585	—	32	1,553
State and municipal securities	200	2	—	202
FFELP student loan ABS[2]	1,967	10	15	1,962
Total corporate and other debt	5,267	12	123	5,156
Total AFS securities	62,275	62	1,276	61,061
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	17,832	44	403	17,473
U.S. agency securities[1]	12,456	8	446	12,018
Total U.S. government and agency securities	30,288	52	849	29,491
Corporate and other debt:
Non-agency CMBS	483	—	9	474
Total HTM securities	30,771	52	858	29,965
Total investment securities	$93,046	$114	$2,134	$91,026

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.
2.	Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.

51	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

Investment Securities in an Unrealized Loss Position

	At March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$124	$—	$22,670	$448	$22,794	$448
U.S. agency securities	3,641	29	13,307	289	16,948	318
Total U.S. government and agency securities	3,765	29	35,977	737	39,742	766
Corporate and other debt:
Agency CMBS	64	—	802	54	866	54
Non-agency CMBS	—	—	336	7	336	7
Corporate bonds	276	1	818	9	1,094	10
FFELP student loan ABS	615	5	702	11	1,317	16
Total corporate and other debt	955	6	2,658	81	3,613	87
Total AFS securities	4,720	35	38,635	818	43,355	853
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	99	—	9,495	251	9,594	251
U.S. agency securities	303	2	9,505	250	9,808	252
Total U.S. government and agency securities	402	2	19,000	501	19,402	503
Corporate and other debt:
Non-agency CMBS	66	1	110	—	176	1
Total HTM securities	468	3	19,110	501	19,578	504
Total investment securities	$5,188	$38	$57,745	$1,319	$62,933	$1,357

	At December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$19,937	$541	$5,994	$115	$25,931	$656
U.S. agency securities	12,904	383	4,142	114	17,046	497
Total U.S. government and agency securities	32,841	924	10,136	229	42,977	1,153
Corporate and other debt:
Agency CMBS	808	62	—	—	808	62
Non-agency CMBS	—	—	446	14	446	14
Corporate bonds	470	7	1,010	25	1,480	32
FFELP student loan ABS	1,366	15	—	—	1,366	15
Total corporate and other debt	2,644	84	1,456	39	4,100	123
Total AFS securities	35,485	1,008	11,592	268	47,077	1,276
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	—	—	11,161	403	11,161	403
U.S. agency securities	410	1	10,004	445	10,414	446
Total U.S. government and agency securities	410	1	21,165	848	21,575	849
Corporate and other debt:
Non-agency CMBS	206	1	216	8	422	9
Total HTM securities	616	2	21,381	856	21,997	858
Total investment securities	$36,101	$1,010	$32,973	$1,124	$69,074	$2,134

March 2019 Form 10-Q	52

Notes to Consolidated Financial Statements

(Unaudited)

The Firm believes there are no securities in an unrealized loss position that are other-than-temporarily impaired after performing the analysis described in Note 2 to the financial statements in the 2018 Form 10-K. For AFS securities, the Firm does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of the amortized cost basis. Furthermore, for both AFS and HTM securities, the securities have not experienced credit losses as the unrealized losses reported in the previous table are primarily due to higher interest rates since those securities were purchased.

See Note 12 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS and FFELP student loan ABS.

Investment Securities by Contractual Maturity

	At March 31, 2019
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$4,665	$4,647	1.7%
After 1 year through 5 years	22,997	22,730	1.9%
After 5 years through 10 years	4,482	4,402	2.1%
Total	32,144	31,779
U.S. agency securities:
Due within 1 year	498	496	1.1%
After 1 year through 5 years	699	691	1.1%
After 5 years through 10 years	1,584	1,554	1.8%
After 10 years	21,076	20,880	2.4%
Total	23,857	23,621
Total U.S. government and agency securities	56,001	55,400	2.1%
Corporate and other debt:
Agency CMBS:
After 1 year through 5 years	228	227	1.4%
After 5 years through 10 years	994	1,011	3.2%
After 10 years	743	691	1.6%
Total	1,965	1,929
Non-agency CMBS:
After 1 year through 5 years	36	35	2.5%
After 10 years	307	301	2.3%
Total	343	336
Corporate bonds:
Due within 1 year	23	23	1.4%
After 1 year through 5 years	1,427	1,421	2.6%
After 5 years through 10 years	274	274	3.3%
Total	1,724	1,718

	At March 31, 2019
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
State and municipal securities:
After 5 years through 10 years	$209	$209	3.5%
After 10 Years	185	191	4.7%
Total	394	400
FFELP student loan ABS:
After 1 year through 5 years	78	77	0.8%
After 5 years through 10 years	418	411	0.8%
After 10 years	1,372	1,370	1.2%
Total	1,868	1,858
Total corporate and other debt	6,294	6,241	2.2%
Total AFS securities	62,295	61,641	2.1%
HTM securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	774	771	1.4%
After 1 year through 5 years	9,504	9,525	2.4%
After 5 years through 10 years	9,987	9,953	2.3%
After 10 years	1,084	1,021	2.5%
Total	21,349	21,270
U.S. agency securities:
After 5 years through 10 years	28	28	1.9%
After 10 years	14,396	14,190	2.7%
Total	14,424	14,218
Total U.S. government and agency securities	35,773	35,488	2.5%
Corporate and other debt:
Non-agency CMBS:
Due within 1 year	61	61	4.4%
After 1 year through 5 years	86	86	4.8%
After 5 years through 10 years	344	350	4.1%
After 10 years	39	39	4.4%
Total corporate and other debt	530	536	4.3%
Total HTM securities	36,303	36,024	2.5%
Total investment securities	$98,598	$97,665	2.3%

Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended March 31,
$ in millions	2019	2018
Gross realized gains	$19	$1
Gross realized (losses)	(9)	(1)
Total[1]	$10	$—

1.	Realized gains and losses are recognized in Other revenues in the income statements.

53	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

6. Collateralized Transactions

Offsetting of Certain Collateralized Transactions
	At March 31, 2019
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$254,681	$(158,111)	$96,570	$(93,718)	$2,852
Securities borrowed	161,154	(22,263)	138,891	(134,107)	4,784
Liabilities
Securities sold under agreements to repurchase	$206,059	$(158,111)	$47,948	$(41,675)	$6,273
Securities loaned	34,771	(22,263)	12,508	(12,382)	126
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,419
Securities borrowed					773
Securities sold under agreements to repurchase					5,148
Securities loaned					107

	At December 31, 2018
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$262,976	$(164,454)	$98,522	$(95,610)	$2,912
Securities borrowed	134,711	(18,398)	116,313	(112,551)	3,762
Liabilities
Securities sold under agreements to repurchase	$214,213	$(164,454)	$49,759	$(41,095)	$8,664
Securities loaned	30,306	(18,398)	11,908	(11,677)	231
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,579
Securities borrowed					724
Securities sold under agreements to repurchase					6,762
Securities loaned					191

1.

Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For further discussion of the Firm’s collateralized transactions, see Note 6 to the financial statements in the 2018 Form 10-K. For information related to offsetting of derivatives, see Note 4.

Gross Secured Financing Balances by Remaining Contractual Maturity
	At March 31, 2019
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$72,663	$53,332	$42,658	$37,406	$206,059
Securities loaned	19,131	6,858	2,715	6,067	34,771
Total included in the offsetting disclosure	$91,794	$60,190	$45,373	$43,473	$240,830
Trading liabilities— Obligation to return securities received as collateral	19,861	—	—	—	19,861
Total	$111,655	$60,190	$45,373	$43,473	$260,691

	At December 31, 2018
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$56,503	$93,427	$35,692	$28,591	$214,213
Securities loaned	18,397	3,609	1,985	6,315	30,306
Total included in the offsetting disclosure	$74,900	$97,036	$37,677	$34,906	$244,519
Trading liabilities— Obligation to return securities received as collateral	17,594	—	—	—	17,594
Total	$92,494	$97,036	$37,677	$34,906	$262,113

Gross Secured Financing Balances by Class of Collateral Pledged
$ in millions	At March 31, 2019	At December 31, 2018
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$59,851	$68,487
State and municipal securities	1,633	925
Other sovereign government obligations	123,089	120,432
ABS	2,112	3,017
Corporate and other debt	7,327	8,719
Corporate equities	11,624	12,079
Other	423	554
Total	$206,059	$214,213
Securities loaned
Other sovereign government obligations	$22,656	$19,021
Corporate equities	11,736	10,800
Other	379	485
Total	$34,771	$30,306
Total included in the offsetting disclosure	$240,830	$244,519
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$19,861	$17,594
Total	$260,691	$262,113

March 2019 Form 10-Q	54

Notes to Consolidated Financial Statements

(Unaudited)

Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge
$ in millions	At March 31, 2019	At December 31, 2018
Trading assets	$ 35,543	$ 39,430

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

Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At March 31, 2019	At December 31, 2018
Collateral received with right to sell or repledge	$ 697,669	$ 639,610
Collateral that was sold or repledged[1]	553,625	487,983

1.	Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.

Restricted Cash and Segregated Securities

$ in millions	At March 31, 2019	At December 31, 2018
Restricted cash	$ 30,712	$ 35,356
Segregated securities[1]	24,752	26,877
Total	$ 55,464	$ 62,233

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.

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

Customer Margin Lending

$ in millions	At March 31, 2019	At December 31, 2018
Customer receivables representing margin loans	$ 27,427	$ 26,225

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

For a further discussion of the Firm’s margin lending activities, see Note 6 to the financial statements in the 2018 Form 10-K.

The Firm has additional secured liabilities. For a further discussion of other secured financings, see Notes 10 and 12.

7. Loans, Lending Commitments and Allowance for Credit Losses

Loans by Type

	At March 31, 2019
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$38,424	$12,469	$50,893
Consumer	27,300	—	27,300
Residential real estate	28,037	22	28,059
Commercial real estate	7,764	2,440	10,204
Total loans, gross	101,525	14,931	116,456
Allowance for loan losses	(259)	—	(259)
Total loans, net	$101,266	$14,931	$116,197
Fixed rate loans, net			$16,450
Floating or adjustable rate loans, net			99,747
Loans to non-U.S. borrowers, net			18,072

	At December 31, 2018
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$36,909	$13,886	$50,795
Consumer	27,868	—	27,868
Residential real estate	27,466	22	27,488
Commercial real estate[1]	7,810	1,856	9,666
Total loans, gross	100,053	15,764	115,817
Allowance for loan losses	(238)	—	(238)
Total loans, net	$99,815	$15,764	$115,579
Fixed rate loans, net			$15,632
Floating or adjustable rate loans, net			99,947
Loans to non-U.S. borrowers, net			17,568

1.	Beginning in 2019, loans previously referred to as Wholesale real estate are referred to as Commercial real estate.

55	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

Loans Held for Investment before Allowance by Credit Quality

	At March 31, 2019
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Pass	$37,806	$27,294	$27,954	$7,332	$100,386
Special mention	171	—	9	312	492
Substandard	447	6	74	120	647
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$38,424	$27,300	$28,037	$7,764	$101,525

	At December 31, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Pass	$36,217	$27,863	$27,387	$7,378	$98,845
Special mention	492	5	—	312	809
Substandard	200	—	79	120	399
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$36,909	$27,868	$27,466	$7,810	$100,053

Impaired Loans and Lending Commitments before Allowance

	At March 31, 2019
$ in millions	Corporate	Consumer	Residential Real Estate	Total
Loans
With allowance	$265	$—	$—	$265
Without allowance[1]	20	5	65	90
Total impaired loans	$285	$5	$65	$355
UPB	292	5	66	363
Lending commitments
With allowance	$17	$—	$—	$17
Without allowance[1]	45	—	—	45
Total impaired lending commitments	62	—	—	62

	At December 31, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Total
Loans
With allowance	$24	$—	$—	$24
Without allowance[1]	32	—	69	101
Total impaired loans	$56	$—	$69	$125
UPB	63	—	70	133
Lending commitments
With allowance	$19	$—	$—	$19
Without allowance[1]	34	—	—	34
Total impaired lending commitments	53	—	—	53

1.	No allowance was recorded for these loans and lending commitments as the present value of the expected future cash flows or value of the collateral equaled or exceeded the carrying value.

Loans and lending commitments in the previous table have been evaluated for a specific allowance. All remaining loans and lending commitments are assessed under the inherent allowance methodology.

Impaired Loans and Total Allowance by Region

	At March 31, 2019
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$355	$—	$—	$355
Total Allowance for loan losses	211	46	2	259

	At December 31, 2018
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$125	$—	$—	$125
Total Allowance for loan losses	193	42	3	238

Troubled Debt Restructurings

$ in millions	At March 31, 2019	At December 31, 2018
Loans	$93	$38
Lending commitments	68	45
Allowance for loan losses and lending commitments	5	4

Impaired loans and lending commitments classified as held for investment within corporate loans include TDRs as shown in the previous table. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions.

Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2018	$144	$7	$20	$67	$238
Provision (release)	26	(1)	2	—	27
Other	(6)	—	—	—	(6)
March 31, 2019	$164	$6	$22	$67	$259
Inherent	$150	$6	$22	$67	$245
Specific	14	—	—	—	14

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2017	$126	$4	$24	$70	$224
Provision (release)	6	—	(1)	14	19
Other	(1)	—	—	1	—
March 31, 2018	$131	$4	$23	$85	$243
Inherent	$126	$4	$23	$85	$238
Specific	5	—	—	—	5

March 2019 Form 10-Q	56

Notes to Consolidated Financial Statements

(Unaudited)

Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2018	$198	$2	$—	$3	$203
Provision (release)	8	—	—	1	9
Other	—	(1)	—	—	(1)
March 31, 2019	$206	$1	$—	$4	$211
Inherent	$202	$1	$—	$4	$207
Specific	4	—	—	—	4

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2017	$194	$1	$—	$3	$198
Provision (release)	7	—	—	—	7
Other	—	—	—	—	—
March 31, 2018	$201	$1	$—	$3	$205
Inherent	$200	$1	$—	$3	$204
Specific	1	—	—	—	1

For a further discussion of the Firm’s loans, including loan types and categories, as well as the Firm’s allowance methodology, refer to Notes 2 and 7 to the financial statements in the 2018 Form 10-K. See Note 3 for further information regarding Loans and lending commitments held at fair value. See Note 11 for details of current commitments to lend in the future.

Employee Loans

$ in millions	At March 31, 2019	At December 31, 2018
Balance	$3,011	$3,415
Allowance for loan losses	(64)	(63)
Balance, net	$2,947	$3,352
Repayment term range, in years	1 to 20	1 to 20

Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments. These loans are recorded in Customer and other receivables in the balance sheets. The Firm establishes an allowance for loan amounts it does not consider recoverable, and the related provision is recorded in Compensation and benefits expense.

8. Equity Method Investments

Equity Method Investment Balances

$ in millions	At March 31, 2019	At December 31, 2018
Investments	$2,391	$2,432

	Three Months Ended March 31,
$ in millions	2019	2018
Income (loss)	$(10)	$50

Equity method investments, other than certain investments in funds, are summarized above and are included in Other assets in the balance sheets with related income or loss included in Other revenues in the income statements. See “Net Asset Value Measurements—Fund Interests” in Note 3 for the carrying value of the Firm’s fund interests, which are comprised of general and limited partnership interests, as well as any related carried interest.

Japanese Securities Joint Venture

	Three Months Ended March 31,
$ in millions	2019	2018
Income from investment in MUMSS	$3	$56

The Firm and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) formed a joint venture in Japan comprising their respective investment banking and securities businesses by forming two joint venture companies, Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) (the “Joint Venture”). The Firm owns a 40% economic interest in the Joint Venture and MUFG owns the other 60%.

The Firm’s 40% voting interest in MUMSS is accounted for under the equity method within the Institutional Securities business segment, and is included in the equity method investment balances above. The Firm consolidates MSMS into the Institutional Securities business segment, based on its 51% voting interest.

The Firm engages in transactions in the ordinary course of business with MUFG and its affiliates, for example investment banking, financial advisory, sales and trading, derivatives, investment management, lending, securitization and other financial services transactions. Such transactions are on substantially the same terms as those that would be available to unrelated third parties for comparable transactions.

57	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

9. Deposits

Deposits

$ in millions	At March 31, 2019	At December 31, 2018
Savings and demand deposits	$143,201	$154,897
Time deposits	36,530	32,923

Total	$179,731	$187,820
Deposits subject to FDIC insurance	$141,737	$144,515
Time deposits that equal or exceed the FDIC insurance limit	$22	$11

Time Deposit Maturities

$ in millions	At March 31, 2019
2019	$14,100
2020	13,381
2021	4,272
2022	1,866
2023	2,069
Thereafter	842
Total	$36,530

10. Borrowings and Other Secured Financings

Borrowings

$ in millions	At March 31, 2019	At December 31, 2018
Original maturities of one year or less	$1,498	$1,545
Original maturities greater than one year
Senior	$178,926	$178,027
Subordinated	10,267	10,090

Total	$189,193	$188,117
Total borrowings	$190,691	$189,662

Weighted average stated maturity, in years[1]	6.7	6.5

1.	Only includes borrowings with original maturities greater than one year.

Other Secured Financings

$ in millions	At March 31, 2019	At December 31, 2018
Original maturities:
Greater than one year	$5,254	$6,772

One year or less	2,074	2,036
Failed sales	715	658

Total	$8,043	$9,466

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

11. Commitments, Leases, Guarantees and Contingencies

Commitments

	Years to Maturity at March 31, 2019
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$19,594	$30,583	$49,944	$5,286	$105,407
Consumer	7,442	1	11	—	7,454
Residential and commercial real estate	66	751	89	554	1,460
Forward-starting secured financing receivables	121,612	—	—	8,322	129,934
Underwriting	2,299	—	—	—	2,299
Investment activities	513	93	49	243	898
Letters of credit and other financial guarantees	187	1	—	2	190
Total	$151,713	$31,429	$50,093	$14,407	$247,642
Corporate lending commitments participated to third parties					$8,674

Forward-starting secured financing receivables settled within three business days					$110,917

Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

March 2019 Form 10-Q	58

Notes to Consolidated Financial Statements

(Unaudited)

For a further description of these commitments, refer to Note 12 to the financial statements in the 2018 Form 10-K.

Leases

Balance Sheet Amounts Related to Leases

$ in millions	At March 31, 2019
Other assets—ROU assets	$3,886
Other liabilities and accrued expenses—
Lease liabilities	4,653
Weighted average:
Remaining lease term, in years	10.0
Discount rate	3.7%

Lease Liabilities

$ in millions	At March 31, 2019
Remainder of 2019	$552
2020	687
2021	634
2022	583
2023	532
Thereafter	2,766
Total undiscounted cash flows	$5,754
Difference between undiscounted and discounted cash flows	1,101
Amount on balance sheet	$4,653

Lease Costs

$ in millions	Three Months Ended March 31, 2019
Fixed costs	$170
Variable costs[1]	34
Less: Sublease income	(1)
Total lease cost, net	203

1.	Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.

Cash Flows Statement Supplemental Information

$ in millions	Three Months Ended March 31, 2019
Cash outflows—Lease liabilities	$165
Non-cash—ROU assets recorded for new and modified leases	40

Minimum Future Lease Commitments (under Previous GAAP)

$ in millions	At December 31, 2018
2019	$677
2020	657
2021	602
2022	555
2023	507
Thereafter	2,639
Total undiscounted cash flows	$5,637
Minimum rental income to be received in the future under non-cancelable operating subleases	$7

The Firm’s leases are principally non-cancelable operating real estate leases.

Guarantees

Obligations under Guarantee Arrangements at March 31, 2019

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$39,388	$48,458	$75,532	$51,176	$214,554
Other credit contracts	—	—	—	105	105
Non-credit derivatives	1,585,096	1,425,027	450,368	791,729	4,252,220
Standby letters of credit and other financial guarantees issued[1]	1,015	1,037	1,302	4,174	7,528
Market value guarantees	104	103	4	—	211
Liquidity facilities	4,478	—	—	—	4,478
Whole loan sales guarantees	—	1	—	23,175	23,176
Securitization representations and warranties	—	—	—	64,939	64,939
General partner guarantees	9	112	162	50	333

$ in millions	Carrying Amount Asset (Liability)	Collateral/ Recourse
Credit derivatives[2]	$209	$—
Other credit contracts	(8)	—
Non-credit derivatives[2]	(41,254)	—
Standby letters of credit and other financial guarantees issued[1]	222	6,350
Market value guarantees	—	107
Liquidity facilities	6	7,620
Whole loan sales guarantees	(9)	—
Securitization representations and warranties[3]	(42)	—
General partner guarantees	(71)	—

1.

These amounts include certain issued standby letters of credit participated to third parties, totaling $0.6 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements.

2.	Carrying amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting. For further information on derivative contracts, see Note 4.
3.	Primarily related to residential mortgage securitizations.

59	March 2019 Form 10-Q

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

For more information on the nature of the obligation and related business activity for market value guarantees, liquidity facilities, whole loan sales guarantees and general partner guarantees related to certain investment management funds, as well as the other products in the previous table, see Note 12 to the financial statements in the 2018 Form 10-K.

Other Guarantees and Indemnities

In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to indemnities, exchange and clearinghouse member guarantees and merger and acquisition guarantees are described in Note 12 to the financial statements in the 2018 Form 10-K.

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

March 2019 Form 10-Q	60

Notes to Consolidated Financial Statements

(Unaudited)

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

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Firm, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Firm misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Firm knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Firm’s motion to dismiss the complaint. On December 21, 2018, the court denied the Firm’s motion for summary judgment and granted in part the Firm’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, the Firm filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, the Firm believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On July 8, 2013, U.S. Bank National Association, in its capacity as trustee, filed a complaint against the Firm styled U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. and GreenPoint Mortgage Funding, Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $650 million, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages and interest. On November 24, 2014, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On April 4, 2019, the court denied the Firm’s motion to renew its motion to dismiss. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $240 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands that it did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

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

61	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

documents, compensatory, consequential and punitive damages, attorneys’ fees and interest. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On September 13, 2018, the Appellate Division, First Department, affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss. On December 20, 2018, the Appellate Division denied plaintiff’s motion for leave to appeal the decision of the Appellate Division, First Department, to the New York Court of Appeals or, in the alternative, for re-argument. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On December 11, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On October 19, 2018, the court granted the Firm’s motion for leave to amend its answer and to stay the case pending resolution of Deutsche Bank National Trust Company’s appeal to the New York Court of Appeals in another case. On January 17, 2019, the First Department reversed the trial court’s order to the extent that it had granted in part the Firm’s motion to dismiss the complaint. On February 15, 2019, the Firm filed a motion for leave to appeal, or in the alternative, for the re-argument of the First

Department’s decision. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and a monoline insurer that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) has challenged, in the District Court in Amsterdam, the prior set-off by the Firm of approximately €124 million (approximately $139 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. A hearing took place in this matter on September 19, 2017. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims. On June 4, 2018, the Dutch Authority filed an appeal before the Court of Appeal in Amsterdam in matters re-styled Case number 18/00318 and Case number 18/00319. A hearing of the Dutch Authority’s appeal has been scheduled for June 26, 2019. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately €124 million (approximately $139 million) plus accrued interest.

Matters settled. On April 1, 2016, the California Attorney General’s Office filed an action against the Firm in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that the Firm made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

March 2019 Form 10-Q	62

Notes to Consolidated Financial Statements

(Unaudited)

12. Variable Interest Entities and Securitization Activities

Consolidated VIEs

Assets and Liabilities by Type of Activity

	At March 31, 2019		At December 31, 2018

$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$260	$—	$267	$—
MABS[1]	37	18	59	38
Other[2]	842	63	809	48
Total	$1,139	$81	$1,135	$86

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

2.	Other primarily includes certain operating entities, investment funds and structured transactions.

Assets and Liabilities by Balance Sheet Caption

$ in millions	At March 31, 2019	At December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$92	$77
Restricted cash	171	171
Trading assets at fair value	311	314
Customer and other receivables	21	25
Goodwill	18	18
Intangible assets	104	128
Other assets	422	402
Total	$1,139	$1,135
Liabilities
Other secured financings	$49	$64
Other liabilities and accrued expenses	32	22
Total	$81	$86
Noncontrolling interests	$115	$106

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

Non-consolidated VIEs

	At March 31, 2019
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (UPB)	$75,970	$9,766	$7,110	$3,302	$19,512
Maximum exposure to loss[1]
Debt and equity interests	$8,080	$938	$3	$1,613	$5,261
Derivative and other contracts	—	—	4,478	—	1,966
Commitments, guarantees and other	735	—	—	211	327
Total	$8,815	$938	$4,481	$1,824	$7,554

Carrying value of exposure to loss—Assets
Debt and equity interests	$8,080	$938	$3	$1,194	$5,261
Derivative and other contracts	—	—	6	—	228
Total	$8,080	$938	$9	$1,194	$5,489
Additional VIE assets owned[2]					$11,144
Carrying value of exposure to loss—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$205

	At December 31, 2018
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (UPB)	$71,287	$10,848	$7,014	$3,314	$19,682
Maximum exposure to loss[1]
Debt and equity interests	$8,234	$1,169	$—	$1,622	$4,645
Derivative and other contracts	—	—	4,449	—	1,768
Commitments, guarantees and other	397	3	—	235	327
Total	$8,631	$1,172	$4,449	$1,857	$6,740

Carrying value of exposure to loss—Assets
Debt and equity interests	$8,234	$1,169	$—	$1,205	$4,645
Derivative and other contracts	—	—	6	—	87
Total	$8,234	$1,169	$6	$1,205	$4,732
Additional VIE assets owned[2]					$11,969
Carrying value of exposure to loss—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$185

MTOB—Municipal tender option bonds

1.	Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect changes in fair value recorded by the Firm.
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

63	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

The majority of the VIEs included in the previous tables are sponsored by unrelated parties; the Firm’s involvement generally is the result of its secondary market-making activities and securities held in its Investment securities portfolio (see Note 5).

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

Liabilities issued by VIEs generally are non-recourse to the Firm.

Mortgage- and Asset-Backed Securitization Assets

	At March 31, 2019		At December 31, 2018
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$6,590	$628	$6,954	$745
Commercial mortgages	41,021	1,754	42,974	1,237
U.S. agency collateralized mortgage obligations	15,072	2,640	14,969	3,443
Other consumer or commercial loans	13,287	3,058	6,390	2,809
Total	$75,970	$8,080	$71,287	$8,234

Transfers of Assets with Continuing Involvement

	At March 31, 2019

$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$13,937	$73,268	$22,907	$15,068
Retained interests
Investment grade	$17	$525	$349	$2
Non-investment grade	4	166	—	90
Total	$21	$691	$349	$92
Interests purchased in the secondary market (fair value)
Investment grade	$9	$72	$246	$—
Non-investment grade	14	100	—	—
Total	$23	$172	$246	$—
Derivative assets (fair value)	$—	$—	$—	$129
Derivative liabilities (fair value)	—	—	—	106

	At December 31, 2018

$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$14,376	$68,593	$16,594	$14,608
Retained interests
Investment grade	$17	$483	$1,573	$3
Non-investment grade (fair value)	4	212	—	210
Total	$21	$695	$1,573	$213
Interests purchased in the secondary market (fair value)
Investment grade	$7	$91	$102	$—
Non-investment grade	28	71	—	—
Total	$35	$162	$102	$—
Derivative assets (fair value)	$—	$—	$—	$216
Derivative liabilities (fair value)	—	—	—	178

RML—Residential mortgage loans

CML—Commercial mortgage loans

1.	Amounts include CLO transactions managed by unrelated third parties.
2.	Amounts include assets transferred by unrelated transferors.

	Fair Value at March 31, 2019
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$356	$24	$380
Non-investment grade	7	94	101
Total	$363	$118	$481
Interests purchased in the secondary market
Investment grade	$320	$7	$327
Non-investment grade	101	13	114
Total	$421	$20	$441
Derivative assets	$47	$82	$129
Derivative liabilities	104	2	106

	Fair Value at December 31,2018
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,580	$13	$1,593
Non-investment grade	174	252	426
Total	$1,754	$265	$2,019
Interests purchased in the secondary market
Investment grade	$193	$7	$200
Non-investment grade	83	16	99
Total	$276	$23	$299
Derivative assets	$121	$95	$216
Derivative liabilities	175	3	178

The transfers of assets with continuing involvement tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment.

Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles,

March 2019 Form 10-Q	64

Notes to Consolidated Financial Statements

(Unaudited)

for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheets with changes in fair value recognized in the income statements.

Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended March 31,
$ in millions	2019	2018
New transactions[1]	$4,733	$6,134
Retained interests	2,887	481
Sales of corporate loans to CLO SPEs[1,2]	—	94

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.
2.	Sponsored by non-affiliates.

The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 11).

Assets Sold with Retained Exposure

$ in millions	At March 31, 2019	At December 31, 2018
Gross cash proceeds from sale of assets[1]	$27,444	$27,121
Fair value
Assets sold	$27,560	$26,524
Derivative assets recognized in the balance sheets	264	164
Derivative liabilities recognized in the balance sheets	73	763

1.	The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.

The Firm enters into transactions in which it sells securities, primarily equities and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.

For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 13 to the financial statements in the 2018 Form 10-K.

13.	Regulatory Requirements

Regulatory Capital Framework and Requirements

For a discussion of the Firm’s regulatory capital framework, see Note 14 to the financial statements in the 2018 Form 10-K.

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

In 2018, each of these buffers was 75% of the fully phased-in 2019 requirement noted above. Failure to maintain the buffers would result in restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

The Firm’s Regulatory Capital and Capital Ratios

	At March 31, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$63,344	16.7%
Tier 1 capital	11.5%	71,910	19.0%
Total capital	13.5%	81,570	21.6%
Total RWA		378,420
Leverage-based capital
Tier 1 leverage	4.0%	$71,910	8.4%
Adjusted average assets[2]		855,192
SLR	5.0%	71,910	6.5%
Supplementary leverage exposure[3]		1,104,264

65	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	8.6%	$62,086	16.9%
Tier 1 capital	10.1%	70,619	19.2%
Total capital	12.1%	80,052	21.8%
Total RWA		367,309
Leverage-based capital
Tier 1 leverage	4.0%	$70,619	8.4%
Adjusted average assets[2]		843,074
SLR	5.0%	70,619	6.5%
Supplementary leverage exposure[3]		1,092,672

1.	Required ratios are inclusive of any buffers applicable as of the date presented. For 2018, the minimum required regulatory capital ratios for risk-based capital are under the transitional rules.
2.

Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets under U.S. GAAP during the quarters ended March 31, 2019 and December 31, 2018, adjusted for disallowed goodwill, intangible assets, certain deferred tax assets, certain investments in the capital instruments of unconsolidated financial institutions and other adjustments.

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

At March 31, 2019 and December 31, 2018, the Firm’ risk-based capital ratios are based on the Standardized Approach rules.

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

At March 31, 2019 and December 31, 2018, the U.S. Bank Subsidiaries’ risk-based capital ratios are based on the Standardized Approach rules, and in each period, the ratios exceeded well-capitalized requirements.

MSBNA’s Regulatory Capital

	At March 31, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$16,285	19.9%
Tier 1 capital	8.0%	16,285	19.9%
Total capital	10.0%	16,569	20.2%
Leverage-based capital
Tier 1 leverage	5.0%	$16,285	11.1%
SLR	6.0%	16,285	8.7%

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$15,221	19.5%
Tier 1 capital	8.0%	15,221	19.5%
Total capital	10.0%	15,484	19.8%
Leverage-based capital
Tier 1 leverage	5.0%	$15,221	10.5%
SLR	6.0%	15,221	8.2%

MSPBNA’s Regulatory Capital

	At March 31, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$7,545	26.4%
Tier 1 capital	8.0%	7,545	26.4%
Total capital	10.0%	7,590	26.6%
Leverage-based capital
Tier 1 leverage	5.0%	$7,545	10.1%
SLR	6.0%	7,545	9.7%

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$7,183	25.2%
Tier 1 capital	8.0%	7,183	25.2%
Total capital	10.0%	7,229	25.4%
Leverage-based capital
Tier 1 leverage	5.0%	$7,183	10.0%
SLR	6.0%	7,183	9.6%

1.	Ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

March 2019 Form 10-Q	66

Notes to Consolidated Financial Statements

(Unaudited)

U.S. Broker-Dealer Regulatory Capital Requirements

MS&Co. Regulatory Capital

$ in millions	At March 31, 2019	At December 31, 2018
Net capital	$13,925	$13,797
Excess net capital	11,403	11,333

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.

As an Alternative Net Capital broker-dealer, and in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At March 31, 2019 and December 31, 2018, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.

MSSB LLC Regulatory Capital

$ in millions	At March 31, 2019	At December 31, 2018
Net capital	$3,041	$3,455
Excess net capital	2,901	3,313

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

14. Total Equity

Share Repurchases

	Three Months Ended March 31,
$ in millions	2019	2018
Repurchases of common stock under our Share Repurchase Program	$1,180	$1,250

The Firm’s 2018 Capital Plan (“Capital Plan”) includes the share repurchase of up to $4.7 billion of outstanding common stock for the period beginning July 1, 2018 through June 30, 2019. Additionally, the Capital Plan includes quarterly common stock dividends of up to $0.30 per share.

A portion of common stock repurchases in the current quarter was conducted under a sales plan with MUFG, whereby MUFG sold shares of the Firm’s common stock to the Firm, as part of the Firm’s Share Repurchase Program. The sales plan is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Board of Governors of the Federal Reserve System and has no impact on the strategic alliance between MUFG and the Firm, including the joint ventures in Japan.

Preferred Stock Outstanding

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At March 31, 2019	Liquidation Preference per Share	At March 31, 2019	At December 31, 2018
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
Total			$8,520	$8,520

1.

Series C is composed of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

For a description of Series A through Series K preferred stock issuances, see Note 15 to the financial statements in the 2018 Form 10-K. The Firm is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).

67	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

Preferred Stock Dividends

$ in millions, except per share data	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Per Share[1]	Total	Per Share[1]	Total
Series
A	$250	$11	$250	$11
C	25	13	25	13
E	445	15	445	15
F	430	15	430	15
G	414	8	414	8
I	398	16	398	16
K	366	15	366	15
Total		$93		$93

1.

In addition to the dividends on the series of preferred stock included above, which are payable quarterly, Series H and J are payable semiannually until July 15, 2019 and July 15, 2020, respectively, and quarterly thereafter.

Accumulated Other Comprehensive Income (Loss)[1]
$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pension, Postretirement and Other	DVA	Total
December 31, 2018	$(889)	$(930)	$(578)	$105	$(2,292)
OCI during the period	(12)	429	1	(599)	(181)
March 31, 2019	$(901)	$(501)	$(577)	$(494)	$(2,473)

December 31, 2017	$(767)	$(547)	$(591)	$(1,155)	$(3,060)
Cumulative adjustment for accounting changes[2]	(8)	(111)	(124)	(194)	(437)
OCI during the period	60	(410)	5	436	91
March 31, 2018	$(715)	$(1,068)	$(710)	$(913)	$(3,406)

1.	Amounts are net of tax and exclude noncontrolling interests.
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

Components of Period Changes in OCI
	Three Months Ended March 31, 2019[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(4)	$(18)	$(22)	$(10)	$(12)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(4)	$(18)	$(22)	$(10)	$(12)

Change in net unrealized gains (losses) on AFS securities
OCI activity	$570	$(133)	$437	$—	$437
Reclassified to earnings	(10)	2	(8)	—	(8)
Net OCI	$560	$(131)	$429	$—	$429

Pension, postretirement and other
OCI activity	$—	$(1)	$(1)	$—	$(1)
Reclassified to earnings	3	(1)	2	—	2
Net OCI	$3	$(2)	$1	$—	$1

Change in net DVA
OCI activity	$(824)	$201	$(623)	$(21)	$(602)
Reclassified to earnings	4	(1)	3	—	3
Net OCI	$(820)	$200	$(620)	$(21)	$(599)

	Three Months Ended March 31, 2018[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments

OCI activity	$78	$39	$117	$57	$60
Reclassified to earnings	—	—	—	—	—
Net OCI	$78	$39	$117	$57	$60

Change in net unrealized gains (losses) on AFS securities

OCI activity	$(535)	$125	$(410)	$—	$(410)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(535)	$125	$(410)	$—	$(410)

Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$6	$(1)	$5	$—	$5

Change in net DVA

OCI activity	$580	$(140)	$440	$15	$425
Reclassified to earnings	15	(4)	11	—	11
Net OCI	$595	$(144)	$451	$15	$436

1.	Exclusive of cumulative adjustments related to the adoption of certain accounting updates. Refer to the table below and Note 2 for further information.

Cumulative Adjustments to Retained Earnings Related to Adoption of Accounting Updates
Three Months Ended
$ in millions	March 31, 2019
Leases	$63

Three Months Ended
$ in millions	March 31, 2018
Revenues from contracts with customers[1]	(32)
Derivatives and hedging—targeted improvements to accounting for hedging activities[1]	(99)
Reclassification of certain tax effects from AOCI[1]	$443
Other[2]	(6)
Total	$306

1.	See Note 2 to the 2018 Form 10-K for further information.
2.

Other includes the adoption of accounting updates related to Recognition and Measurement of Financial Assets and Financial Liabilities (other than the provision around presenting unrealized DVA in OCI, which the Firm early adopted in 2016) and Derecognition of Nonfinancial Assets. The impact of these adoptions on Retained earnings was not significant.

March 2019 Form 10-Q	68

Notes to Consolidated Financial Statements

(Unaudited)

15.	Earnings per Common Share

	Three Months Ended March 31,
in millions, except for per share data	2019	2018
Earnings applicable to Morgan Stanley common shareholders	$2,336	$2,575

Basic EPS
Weighted average common shares outstanding	1,658	1,740
Earnings per basic common share	$1.41	$1.48

Diluted EPS
Weighted average common shares outstanding	1,658	1,740
Effect of dilutive RSUs and PSUs	19	31
Weighted average common shares outstanding and common stock equivalents	1,677	1,771
Earnings per diluted common share	$1.39	$1.45
Weighted average antidilutive RSUs (excluded from the computation of diluted EPS)	6	1

16.	Interest Income and Interest Expense

	Three Months Ended March 31,
$ in millions	2019	2018
Interest income
Investment securities	$475	$424
Loans	1,195	938
Securities purchased under agreements to resell and Securities borrowed[1]	947	215
Trading assets, net of Trading liabilities	713	540
Customer receivables and Other[2]	960	743
Total interest income	$4,290	$2,860

Interest expense
Deposits	$462	$159
Borrowings	1,380	1,138
Securities sold under agreements to repurchase and Securities loaned[3]	600	402
Customer payables and Other[4]	834	186
Total interest expense	$3,276	$1,885
Net interest	$1,014	$975

1.	Includes fees paid on Securities borrowed.
2.	Includes interest from Customer receivables and Cash and cash equivalents.
3.	Includes fees received on Securities loaned.
4.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.

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

The Firm’s effective tax rate for the current quarter included recurring-type discrete tax benefits associated with employee share-based payments of $107 million. The Firm’s effective tax rate for the current quarter included an intermittent net discrete tax benefit of $101 million primarily associated with the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations.

69	March 2019 Form 10-Q

Notes to Consolidated Financial Statements

(Unaudited)

18. Segment, Geographic and Revenue

Information

Segment	Information

Selected Financial Information by Business Segment

	Three Months Ended March 31, 2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1,2]	$1,151	$109	$—	$(18)	$1,242
Trading	3,130	302	(3)	12	3,441
Investments	81	1	191	—	273
Commissions and fees[1]	621	406	—	(61)	966
Asset management[1]	107	2,361	617	(36)	3,049
Other	222	80	3	(4)	301
Total non-interest revenues[3,4]	5,312	3,259	808	(107)	9,272
Interest income	3,056	1,413	4	(183)	4,290
Interest expense	3,172	283	8	(187)	3,276
Net interest	(116)	1,130	(4)	4	1,014
Net revenues	$5,196	$4,389	$804	$(103)	$10,286
Income from continuing operations before income taxes	$1,595	$1,188	$174	$(2)	$2,955
Provision for income taxes	190	264	33	—	487
Income from continuing operations	1,405	924	141	(2)	2,468
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—
Net income	1,405	924	141	(2)	2,468
Net income applicable to noncontrolling interests	34	—	5	—	39
Net income applicable to Morgan Stanley	$1,371	$924	$136	$(2)	$2,429

	Three Months Ended March 31, 2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1,2]	$1,513	$140	$—	$(19)	$1,634
Trading	3,643	109	5	13	3,770
Investments	49	—	77	—	126
Commissions and fees[1]	744	498	—	(69)	1,173
Asset management[1]	110	2,495	626	(39)	3,192
Other	136	63	10	(2)	207
Total non-interest revenues[3,4]	6,195	3,305	718	(116)	10,102
Interest income	1,804	1,280	1	(225)	2,860
Interest expense	1,899	211	1	(226)	1,885
Net interest	(95)	1,069	—	1	975
Net revenues	$6,100	$4,374	$718	$(115)	$11,077
Income from continuing operations before income taxes	$2,112	$1,160	$148	$—	$3,420
Provision for income taxes	449	246	19	—	714
Income from continuing operations	1,663	914	129	—	2,706
Income (loss) from discontinued operations, net of income taxes	(2)	—	—	—	(2)
Net income	1,661	914	129	—	2,704
Net income applicable to noncontrolling interests	34	—	2	—	36
Net income applicable to Morgan Stanley	$1,627	$914	$127	$—	$2,668

I/E–Intersegment Eliminations

1.

Approximately 85% of Investment banking revenues and substantially all of Commissions and fees and Asset management revenues in the current quarter and prior year quarter were accounted for under the Revenues from Contracts with Customers accounting update.

2.

Current quarter Institutional Securities Investment banking revenues are composed of $406 million of Advisory and $745 million of Underwriting revenues. Prior year quarter Institutional Securities Investment banking revenues are composed of $574 million of Advisory and $939 million of Underwriting revenues.

3.

The Firm enters into certain contracts which contain a current obligation to perform services in the future. Excluding contracts where billing is commensurate with the value of the services performed at each stage of the contract, contracts with variable consideration that is subject to reversal, and contracts with less than one year duration, we expect to record the following approximate revenues in the future: $105 million in the remainder of 2019 and $105 million in 2020; between $40 million and $70 million per year in 2021 through 2025; and $10 million per year thereafter through 2035. These revenues are primarily related to certain commodities contracts with customers.

4.

Includes $671 million and $902 million in revenue recognized in the current quarter and prior year quarter, respectively, where some or all services were performed in prior periods. This amount is primarily composed of investment banking advisory fees and distribution fees.

For a discussion about the Firm’s business segments, see Note 21 to the financial statements in the 2018 Form 10-K.

March 2019 Form 10-Q	70

Notes to Consolidated Financial Statements

(Unaudited)

Total Assets by Business Segment
$ in millions	At March 31, 2019	At December 31, 2018
Institutional Securities	$675,770	$646,427
Wealth Management	194,897	202,392
Investment Management	5,297	4,712
Total[1]	$875,964	$853,531

1.	Parent assets have been fully allocated to the business segments.

Additional	Segment Information—Investment Management

Net Unrealized Carried Interest
	At	At
	March 31,	December 31,
$ in millions	2019	2018
Net cumulative unrealized carried interest at risk of reversing	$469	$434

The Firm’s portion of net cumulative unrealized carried interest (for which the Firm is not obligated to pay compensation) are at risk of reversing if the fund performance falls below the stated investment management agreement benchmarks. See Note 11 for information regarding general partner guarantees, which include potential obligations to return performance-based fees in the form of carried interest previously received.

Reduction of Fees due to Fee Waivers
	Three Months Ended March 31,

$ in millions	2019	2018
Fee waivers	$11	$18

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

Geographic Information

Net Revenues by Region
	Three Months Ended March 31,
$ in millions	2019	2018
Americas	$7,321	$8,018
EMEA	1,702	1,708
Asia	1,263	1,351
Total	$10,286	$11,077

For a discussion about the Firm’s geographic net revenues, see Note 21 to the financial statements in the 2018 Form 10-K.

Revenue Information

Trading Revenues by Product Type

	Three Months Ended March 31,
$ in millions	2019	2018
Interest rate	$785	$871
Foreign exchange	241	261
Equity security and index[1]	1,451	1,877
Commodity and other	422	435
Credit	542	326
Total	$3,441	$3,770

1.	Dividend income is included within equity security and index contracts.

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

Receivables related to Revenues from Contracts with Customers
	At	At
	March 31,	December 31,
$ in millions	2019	2018
Customer and other receivables	$2,206	$2,308

Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and has the right per the contract to bill the customer.

19. Subsequent Events

The Firm has evaluated subsequent events for adjustment to or disclosure in the financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto.

71	March 2019 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31,
	2019			2018
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$94,906	$475	2.0%	$80,532	$424	2.1%
Loans[1]	116,698	1,195	4.2	104,407	938	3.6
Securities purchased under agreements to resell and Securities borrowed2:
U.S.	141,806	934	2.7	124,172	309	1.0
Non-U.S.	77,256	13	0.1	87,581	(94)	(0.4)
Trading assets, net of Trading liabilities3:
U.S.	74,152	631	3.5	53,488	487	3.7
Non-U.S.	11,861	82	2.8	5,059	53	4.2
Customer receivables and Other4:
U.S.	63,649	697	4.4	74,118	542	3.0
Non-U.S.	55,142	263	1.9	50,080	201	1.6
Total	$635,470	$4,290	2.7%	$579,437	$2,860	2.0%
Interest bearing liabilities
Deposits[1]	$181,017	$462	1.0%	$159,948	$159	0.4%
Borrowings[1,5]	189,181	1,380	3.0	194,558	1,138	2.4
Securities sold under agreements to repurchase and Securities loaned6:
U.S.	26,615	450	6.9	25,009	286	4.6
Non-U.S.	32,350	150	1.9	40,675	116	1.2
Customer payables and Other7:
U.S.	117,932	554	1.9	121,438	49	0.2
Non-U.S.	65,498	280	1.7	69,646	137	0.8
Total	$612,593	$3,276	2.2%	$611,274	$1,885	1.3%
Net interest income and net interest rate spread		$1,014	0.5%		$975	0.7%

1.	Amounts include primarily U.S. balances.
2.	Includes fees paid on Securities borrowed.
3.	Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.
4.	Includes interest from Customer receivables and Cash and cash equivalents. Prior period amounts have been revised to conform to the current presentation.
5.	Includes structured notes, whose interest expense is considered part of its value and therefore is recorded within Trading revenues.
6.

Includes fees received on Securities loaned. The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.

7.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.

March 2019 Form 10-Q	72

Glossary of Common Acronyms

2018 Form 10-K	Annual Report on Form 10-K for year ended December 31, 2018 filed with the SEC

ABS	Asset-backed securities

AFS	Available-for-sale

AML	Anti-money laundering

AOCI	Accumulated other comprehensive income (loss)

AUM	Assets under management or supervision

BEAT	Base erosion and anti-abuse tax

BHC	Bank holding company

bps	Basis points; one basis point equals 1/100th of 1%

CCAR	Comprehensive Capital Analysis and Review

CCyB	Countercyclical capital buffer

CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)

CDS	Credit default swaps

CECL	Current expected credit loss

CFTC	U.S. Commodity Futures Trading Commission

CLN	Credit-linked note(s)

CLO	Collateralized loan obligation(s)

CMBS	Commercial mortgage-backed securities

CMO	Collateralized mortgage obligation(s)

CVA	Credit valuation adjustment

DVA	Debt valuation adjustment

EBITDA	Earnings before interest, taxes, depreciation and amortization

ELN	Equity-linked note(s)

EMEA	Europe, Middle East and Africa

EPS	Earnings per common share

E.U.	European Union

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FFIEC	Federal Financial Institutions Examination Council

FHC	Financial Holding Company

FICO	Fair Isaac Corporation

FVA	Funding valuation adjustment

GILTI	Global Intangible Low-Taxed Income

GLR	Global liquidity reserve

G-SIB	Global systemically important banks

HELOC	Home Equity Line of Credit

HQLA	High-quality liquid assets

HTM	Held-to-maturity

I/E	Intersegment eliminations

IHC	Intermediate holding company

IM	Investment Management

IRS	Internal Revenue Service

IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies

LIBOR	London Interbank Offered Rate

M&A	Merger, acquisition and restructuring transaction

MSBNA	Morgan Stanley Bank, N.A.

73	March 2019 Form 10-Q

Glossary of Common Acronyms

MS&Co.	Morgan Stanley & Co. LLC

MSIP	Morgan Stanley & Co. International plc

MSMS	Morgan Stanley MUFG Securities Co., Ltd.

MSPBNA	Morgan Stanley Private Bank, National Association

MSSB LLC	Morgan Stanley Smith Barney LLC

MUFG	Mitsubishi UFJ Financial Group, Inc.

MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

MWh	Megawatt hour

N/A	Not Applicable

NAV	Net asset value

N/M	Not Meaningful

Non-GAAP	Non-generally accepted accounting principles

NSFR	Net stable funding ratio, as proposed by the U.S. banking agencies

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income (loss)

OIS	Overnight index swap

OTC	Over-the-counter

PRA	Prudential Regulation Authority

PSU	Performance-based stock unit

RMBS	Residential mortgage-backed securities

ROE	Return on average common equity

ROTCE	Return on average tangible common equity

ROU	Right-of-use

RSU	Restricted stock unit

RWA	Risk-weighted assets

SEC	U.S. Securities and Exchange Commission

SLR	Supplementary leverage ratio

S&P	Standard & Poor’s

SPE	Special purpose entity

SPOE	Single point of entry

TDR	Troubled debt restructuring

TLAC	Total loss-absorbing capacity

U.K.	United Kingdom

UPB	Unpaid principal balance

U.S.	United States of America

U.S. DOL	U.S. Department of Labor

U.S. GAAP	Accounting principles generally accepted in the United States of America

VaR	Value-at-Risk

VAT	Value-added tax

VIE	Variable interest entity

WACC	Implied weighted average cost of capital

WM	Wealth Management

March 2019 Form 10-Q	74

Other Information

Legal Proceedings

The following new matters and developments have occurred since previously reporting certain matters in the Firm’s 2018 Form 10-K. See also the disclosures set forth under “Legal Proceedings” in the 2018 Form 10-K.

Residential Mortgage and Credit Crisis Related Matters

On February 15, 2019, the Firm filed a motion for leave to appeal, or in the alternative, for the re-argument of the First Department’s January 17, 2019 decision in Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc.

On March 7, 2019, in the matter styled China Development Industrial Bank v. Morgan Stanley & Co, Incorporated, et al, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions.

On April 4, 2019, the court denied the Firm’s motion to renew its motion to dismiss in U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. and GreenPoint Mortgage Funding, Inc.

On April 24, 2019, the parties in California v. Morgan Stanley, et al., reached an agreement to settle the litigation.

Antitrust Related Matter

Beginning on March 25, 2019, the Firm was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages.

European Matters

On March 7, 2019, the Appellate Division of the Court of Accounts for the Republic of Italy issued a decision in the matter styled Case No. 2012/00406/MNV affirming the decision below declining jurisdiction and dismissing the claim against the Firm. On April 19, 2019, the public prosecutor filed an appeal with the Italian Supreme Court seeking to overturn this decision.

On March 11, 2019, the plaintiff in the matter styled Banco Popolare Societá Cooperativa v Morgan Stanley & Co. International plc & others filed an appeal in the Court of Appeal of Milan against the lower Milan court’s decision dated September 11, 2018 dismissing the claim against the Firm.

75	March 2019 Form 10-Q

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the current quarter ended March 31, 2019.

Issuer Purchases of Equity Securities
$ in millions, except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (January 1, 2019—January 31, 2019)
Share Repurchase Program[2]	4,408,695	$42.54	4,408,695	$2,172
Employee transactions[3]	10,089,356	$42.52	—	—

Month #2 (February 1, 2019—February 28, 2019)
Share Repurchase Program[2]	8,886,000	$41.83	8,886,000	$1,801
Employee transactions[3]	709,539	$42.18	—	—

Month #3 (March 1, 2019—March 31, 2019)
Share Repurchase Program[2]	14,672,111	$42.31	14,672,111	$1,180
Employee transactions[3]	156,953	$42.01	—	—

Quarter ended at March 31, 2019
Share Repurchase Program[2]	27,966,806	$42.19	27,966,806	$1,180
Employee transactions[3]	10,955,848	$42.49	—	—

1.

Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time. On April 18, 2018, the Firm entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”) and Morgan Stanley & Co. LLC (“MS&Co.”) whereby MUFG sold shares of the Firm’s common stock to the Firm, through the Firm’s agent MS&Co., as part of the Company’s Share Repurchase Program (as defined below). The sales plan is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and has no impact on the strategic alliance between MUFG and the Firm, including the joint ventures in Japan.

2.

The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Firm are subject to regulatory approval. On June 28, 2018, the Federal Reserve published summary results of CCAR and the Firm received a conditional non-objection to its 2018 Capital Plan, where the only condition was that the Firm’s capital distributions not exceed the greater of the actual distributions it made over the previous four calendar quarters or the annualized average of actual distributions over the previous eight calendar quarters. As a result, the Firm’s 2018 Capital Plan includes a share repurchase of up to $4.7 billion of its outstanding common stock during the period beginning July 1, 2018 through June 30, 2019. During the quarter ended March 31, 2019, the Firm repurchased approximately $1.2 billion of the Firm’s outstanding common stock as part of its Share Repurchase Program. For further information, see “Liquidity and Capital Resources—Capital Management.”

3.	Includes shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans.

March 2019 Form 10-Q	76

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

Exhibits

An exhibit index has been filed as part of this Report on page E-1.

77	March 2019 Form 10-Q

Exhibit Index

Morgan Stanley

Quarter Ended March 31, 2019

Exhibit No.	Description

15	Letter of awareness from Deloitte & Touche LLP, dated May 3, 2019, concerning unaudited interim financial information.

23	Consent of Shearman & Sterling LLP, as Special Tax Counsel for Certain Structured Product Issuances.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Consolidated Income Statements—Three Months Ended March 31, 2019 and 2018, (ii) the Consolidated Comprehensive Income Statements—Three Months Ended March 31, 2019 and 2018, (iii) the Consolidated Balance Sheets—Unaudited at March 31, 2019 and at December 31, 2018, (iv) the Consolidated Statements of Changes in Total Equity—Three Months Ended March 31, 2019 and 2018, (v) the Consolidated Cash Flow Statements—Three Months Ended March 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

E-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/S/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/S/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer

Date: May 3, 2019

S-1