Form 10-Q
period 2019-06-30
MORGAN STANLEY
filed 2019-08-05
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Commission File Number 1-11758
(Exact Name of Registrant as specified in its charter)

Delaware	1585 Broadway			36-3145972	(212)	761-4000
(State or other jurisdiction of incorporation or organization)	New York,	NY	10036	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)
	(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	MS	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate	MS/PA	New York Stock Exchange
Non-Cumulative Preferred Stock, Series A, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PE	New York Stock Exchange
Non-Cumulative Preferred Stock, Series E, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PF	New York Stock Exchange
Non-Cumulative Preferred Stock, Series F, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 6.625%	MS/PG	New York Stock Exchange
Non-Cumulative Preferred Stock, Series G, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PI	New York Stock Exchange
Non-Cumulative Preferred Stock, Series I, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PK	New York Stock Exchange
Non-Cumulative Preferred Stock, Series K, $0.01 par value
Global Medium-Term Notes, Series A, Fixed Rate Step-Up Senior Notes Due 2026	MS/26C	New York Stock Exchange
of Morgan Stanley Finance LLC (and Registrant’s guarantee with respect thereto)
Market Vectors ETNs due March 31, 2020 (two issuances)	URR/DDR	NYSE Arca, Inc.
Market Vectors ETNs due April 30, 2020 (two issuances)	CNY/INR	NYSE Arca, Inc.
Morgan Stanley Cushing® MLP High Income Index ETNs due March 21, 2031	MLPY	NYSE Arca, Inc.
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2019, there were 1,652,767,929 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2019

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

1	June 2019 Form 10-Q

Management’s Discussion and Analysis

Executive Summary
Overview of Financial Results
Consolidated Results
Net Revenues
($ in millions)

$10,610
(3)%
$10,244
$21,687
(5)%
$20,530
2Q 2018
Δ
2Q 2019
YTD 2018
Δ
YTD 2019

Net Income Applicable to Morgan Stanley
($ in millions)

$2,437
(10)%
$2,201
$5,105
(9)%
$4,630
2Q 2018
Δ
2Q 2019
YTD 2018
Δ
YTD 2019

Earnings per Common Share1

$1.32
$1.30
$1.24
$1.23
$2.80
$2.75
$2.65
$2.62
2Q 2018
2Q 2019
YTD 2018
YTD 2019
Basic EPS
Diluted EPS

1.	For the calculation of basic and diluted EPS, see Note 15 to the financial statements.

•
We reported net revenues of $10,244 million in the quarter ended June 30, 2019 (“current quarter,” or “2Q 2019”), compared with $10,610 million in the quarter ended June 30, 2018 (“prior year quarter,” or “2Q 2018”). For the current quarter, net income applicable to Morgan Stanley was $2,201 million, or $1.23 per diluted common share, compared with $2,437 million or $1.30 per diluted common share, in the prior year quarter.

•
We reported net revenues of $20,530 million in the six months ended June 30, 2019 (“current year period,” or “YTD 2019”), compared with $21,687 million in the period ended June 30, 2018 (“prior year period,” or “YTD 2018”). For the current year period, net income applicable to Morgan Stanley was $4,630 million, or $2.62 per diluted common share, compared with $5,105 million or $2.75 per diluted common share, in the prior year period.

June 2019 Form 10-Q	2

Management’s Discussion and Analysis

Non-interest Expenses1
($ in millions)

$15,158
(3)%
$14,672
$5,623
37%
(2)%
$5,490
37%
$9,535
63%
(4)%
$9,182
63%
YTD 2018
Δ
YTD 2019
Compensation and benefits expenses
Non-compensation expenses

1.	The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to total non-interest expenses.

•
Compensation and benefits expenses of $4,531 million in the current quarter and $9,182 million in the current year period decreased 2% and 4%, respectively, from $4,621 million in the prior year quarter and $9,535 million in the prior year period. These results primarily reflected decreases in discretionary incentive compensation driven by lower revenues and decreases related to the roll-off of certain acquisition-related employee retention loans, partially offset by increases in the fair value of investments to which certain deferred compensation plans are referenced, higher salaries, and deferred compensation associated with carried interest. In addition, in the current year period Compensation and benefits expenses decreased due to the formulaic payout to Wealth Management representatives driven by the mix of revenues.

•
Non-compensation expenses of $2,810 million in the current quarter and $5,490 million in the current year period each decreased 2% from $2,880 million in the prior year quarter and $5,623 million in the prior year period. These decreases were primarily due to lower litigation and professional services expenses, partially offset by increased investment in technology. In addition, in the current year period Non-compensation expenses decreased due to lower volume related expenses.

Income Taxes
Intermittent net discrete tax benefits of $101 million in the current year period and $88 million in the prior year quarter and prior year period are primarily associated with the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations. For further information, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

3	June 2019 Form 10-Q

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Net income applicable to Morgan Stanley	2,201	2,437	4,630	5,105
Preferred stock dividends and other	170	170	263	263
Earnings applicable to Morgan Stanley common shareholders	$2,031	$2,267	$4,367	$4,842
Expense efficiency ratio[1]	71.7%	70.7%	71.5%	69.9%
ROE[2]	11.2%	13.0%	12.1%	13.9%
ROTCE[2]	12.8%	14.9%	13.8%	16.0%

in millions, except per share and employee data	At June 30, 2019	At December 31, 2018
GLR[3]	$221,792	$249,735
Loans[4]	$120,901	$115,579
Total assets	$891,959	$853,531
Deposits	$176,593	$187,820
Borrowings	$197,848	$189,662
Common shares outstanding	1,659	1,700
Common shareholders' equity	$73,204	$71,726
Tangible common shareholders’ equity[2]	$63,771	$62,879
Book value per common share[5]	$44.13	$42.20
Tangible book value per common share[2,5]	$38.44	$36.99
Worldwide employees	59,513	60,348

	At June 30, 2019	At December 31, 2018
Capital ratios[6]
Common Equity Tier 1 capital	16.3%	16.9%
Tier 1 capital	18.6%	19.2%
Total capital	21.0%	21.8%
Tier 1 leverage	8.4%	8.4%
SLR	6.5%	6.5%

1.	The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.

2.	Represents a non-GAAP measure. See “Selected Non-GAAP Financial Information” herein.

3.	For a discussion of the GLR, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.

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

6.
At June 30, 2019 and December 31, 2018, our risk-based capital ratios are based on the Standardized Approach rules. For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

Business Segment Results
Net Revenues by Segment1, 2
($ in millions)

$10,610
$691, 7%
$4,325
41%
$5,714
54%
21%
2%
(11)%
Δ
$10,244
$839, 8%
$4,408
43%
$5,113
50%
2Q 2018
2Q 2019
Institutional Securities
Wealth Management
Investment Management

$21,687
$1,409, 6%
$8,699
40%
$11,814
54%
17%
1%
(13)%
$20,530
$1,643, 8%
$8,797
43%
$10,309
50%
YTD 2018
Δ
YTD 2019
Institutional Securities
Wealth Management
Investment Management

June 2019 Form 10-Q	4

Management’s Discussion and Analysis

Net Income Applicable to Morgan Stanley by Segment1, 3
($ in millions)

$2,437
$104, 4%
$876
36%
$1,457
60%
23%
9%
(23)%
$2,201
$128, 6%
$953
43%
$1,121
51%
2Q 2018
Δ
2Q 2019
Institutional Securities
Wealth Management
Investment Management

$5,105
$231, 5%
$1,790
35%
$3,084
60%
14%
5%
(19)%
$4,630
$264, 6%
$1,877
41%
$2,492
54%
YTD 2018
Δ
YTD 2019
Institutional Securities
Wealth Management
Investment Management

1.
The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not total to 100% due to intersegment eliminations.

2.
The total amount of Net Revenues by Segment includes intersegment eliminations of $(116) million and $(120) million in the current quarter and prior year quarter, respectively, and $(219) million and $(235) million in the current year period and prior year period, respectively.

3.	The total amount of Net Income Applicable to Morgan Stanley by Segment includes intersegment eliminations of $(1) million in the current quarter and $(3) million in the current year period.

•
Institutional Securities net revenues of $5,113 million in the current quarter and $10,309 million in the current year period decreased 11% from the prior year quarter and decreased 13% from the prior year period, reflecting lower sales and trading and Investment banking revenues, as macroeconomic uncertainties affected market sentiment and trading performance.

•
Wealth Management net revenues of $4,408 million in the current quarter and $8,797 million in the current year period increased 2% from the prior year quarter and increased 1% from the prior year period, primarily reflecting higher Transactional revenues due to higher gains related to investments associated with certain employee deferred compensation plans.

•
Investment Management net revenues of $839 million in the current quarter and $1,643 million in the current year period increased 21% from the prior year quarter and increased 17% from the prior year period, primarily reflecting higher gains from Investments.

Net Revenues by Region1, 2
($ in millions)

1.	For a discussion of how the geographic breakdown of net revenues is determined, see Note 18 to the financial statements.

2.	The percentages on the bars in the charts represent the contribution of each region to the total.

5	June 2019 Form 10-Q

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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions, except per share data	2019	2018	2019	2018
Net income applicable to Morgan Stanley	$2,201	$2,437	$4,630	$5,105
Impact of adjustments	—	(88)	(101)	(88)
Adjusted net income applicable to Morgan Stanley—non-GAAP[1]	$2,201	$2,349	$4,529	$5,017
Earnings per diluted common share	$1.23	$1.30	$2.62	$2.75
Impact of adjustments	—	(0.05)	(0.06)	(0.05)
Adjusted earnings per diluted common share—non-GAAP[1]	$1.23	$1.25	$2.56	$2.70
Effective income tax rate	22.6%	20.6%	19.5%	20.7%
Impact of adjustments	—%	2.8%	1.8%	1.4%
Adjusted effective income tax rate—non-GAAP[1]	22.6%	23.4%	21.3%	22.1%

$ in millions	At June 30, 2019	At December 31, 2018
Tangible equity U.S. GAAP
Morgan Stanley shareholders' equity	$81,724	$80,246
Less: Goodwill and net intangible assets	(9,433)	(8,847)
Tangible Morgan Stanley shareholders' equity—non-GAAP	$72,291	$71,399
U.S. GAAP
Common shareholders' equity	73,204	$71,726
Less: Goodwill and net intangible assets	$(9,433)	$(8,847)
Tangible common shareholder's equity—non-GAAP	$63,771	$62,879
Consolidated Non-GAAP Financial Measures

	Average Monthly Balance
	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Tangible equity
Morgan Stanley shareholder's equity	$81,155	$78,432	$80,622	$77,960
Less: Goodwill and net intangible assets	(9,098)	(9,076)	(8,978)	(9,049)
Tangible Morgan Stanley shareholders' equity	$72,057	$69,356	$71,644	$68,911
Common Shareholders' equity	$72,635	$69,912	$72,102	$69,440
Less: Goodwill and net intangible assets	(9,098)	(9,076)	(8,978)	(9,049)
Tangible common shareholders' equity	$63,537	$60,836	$63,124	$60,391

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2019	2018	2019	2018
Average common equity
Unadjusted	$72.6	$69.9	$72.1	$69.4
Adjusted[1]	72.6	69.9	72.0	69.4
ROE[2]
Unadjusted	11.2%	13.0%	12.1%	13.9%
Adjusted[1,3]	11.2%	12.5%	11.8%	13.7%
Average tangible common equity
Unadjusted	$63.5	$60.8	$63.1	$60.4
Adjusted[1]	63.5	60.8	63.1	60.4
ROTCE[2]
Unadjusted	12.8%	14.9%	13.8%	16.0%
Adjusted[1,3]	12.8%	14.3%	13.5%	15.7%

June 2019 Form 10-Q	6

Management’s Discussion and Analysis

Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2019	2018	2019	2018
Pre-tax margin[4]
Institutional Securities	29%	32%	30%	33%
Wealth Management	28%	27%	28%	27%
Investment Management	24%	20%	23%	20%
Consolidated	28%	29%	29%	30%
Average common equity[5]
Institutional Securities	$40.4	$40.8	$40.4	$40.8
Wealth Management	18.2	16.8	18.2	16.8
Investment Management	2.5	2.6	2.5	2.6
Parent Company	11.5	9.7	11.0	9.2
Consolidated average common equity	$72.6	$69.9	$72.1	$69.4
Average tangible common equity[5]
Institutional Securities	$39.9	$40.1	$39.9	$40.1
Wealth Management	10.2	9.2	10.2	9.2
Investment Management	1.5	1.7	1.5	1.7
Parent Company	11.9	9.8	11.5	9.4
Consolidated average tangible common equity	$63.5	$60.8	$63.1	$60.4
ROE[2,6]
Institutional Securities	9.8%	13.0%	11.3%	14.1%
Wealth Management	20.1%	20.0%	20.0%	20.7%
Investment Management	20.5%	15.7%	21.2%	17.5%
Consolidated	11.2%	13.0%	12.1%	13.9%
ROTCE[2,6]
Institutional Securities	9.9%	13.2%	11.5%	14.3%
Wealth Management	36.1%	36.6%	35.8%	37.8%
Investment Management	33.0%	24.5%	34.2%	27.4%
Consolidated	12.8%	14.9%	13.8%	16.0%

1.
Adjusted amounts exclude net discrete tax provisions (benefits) that are intermittent and include those that are recurring. Provision or (benefits) related to conversion of employee share-based awards are expected to occur every year and are considered recurring discrete tax items. For further information on the net discrete tax provisions (benefits), see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

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

Return on Equity and Tangible Common Equity Targets
We have an ROE Target of 10% to 13% and an ROTCE Target of 11.5% to 14.5%.
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

7	June 2019 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities
Income Statement Information

	Three Months Ended June 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$1,472	$1,699	(13)%
Trading	2,558	3,128	(18)%
Investments	194	89	118%
Commissions and fees	625	674	(7)%
Asset management	103	102	1%
Other	143	168	(15)%
Total non-interest revenues	5,095	5,860	(13)%
Interest income	3,289	2,195	50%
Interest expense	3,271	2,341	40%
Net interest	18	(146)	112%
Net revenues	5,113	5,714	(11)%
Compensation and benefits	1,789	1,993	(10)%
Non-compensation expenses	1,861	1,909	(3)%
Total non-interest expenses	3,650	3,902	(6)%
Income from continuing operations before income taxes	1,463	1,812	(19)%
Provision for income taxes	324	323	—%
Income from continuing operations	1,139	1,489	(24)%
Income (loss) from discontinued operations, net of income taxes	—	(2)	100%
Net income	1,139	1,487	(23)%
Net income applicable to noncontrolling interests	18	30	(40)%
Net income applicable to Morgan Stanley	$1,121	$1,457	(23)%

	Six Months Ended June 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$2,623	$3,212	(18)%
Trading	5,688	6,771	(16)%
Investments	275	138	99%
Commissions and fees	1,246	1,418	(12)%
Asset management	210	212	(1)%
Other	365	304	20%
Total non-interest revenues	10,407	12,055	(14)%
Interest income	6,345	3,999	59%
Interest expense	6,443	4,240	52%
Net interest	(98)	(241)	59%
Net revenues	10,309	11,814	(13)%
Compensation and benefits	3,608	4,153	(13)%
Non-compensation expenses	3,643	3,737	(3)%
Total non-interest expenses	7,251	7,890	(8)%
Income from continuing operations before income taxes	3,058	3,924	(22)%
Provision for income taxes	514	772	(33)%
Income from continuing operations	2,544	3,152	(19)%
Income (loss) from discontinued operations, net of income taxes	—	(4)	100%
Net income	2,544	3,148	(19)%
Net income applicable to noncontrolling interests	52	64	(19)%
Net income applicable to Morgan Stanley	$2,492	$3,084	(19)%

June 2019 Form 10-Q	8

Management’s Discussion and Analysis

Investment Banking
Investment Banking Revenues

	Three Months Ended June 30,
$ in millions	2019	2018	% Change
Advisory	$506	$618	(18)%
Underwriting:
Equity	546	541	1%
Fixed income	420	540	(22)%
Total Underwriting	966	1,081	(11)%
Total Investment banking	$1,472	$1,699	(13)%

	Six Months Ended June 30,
$ in millions	2019	2018	% Change
Advisory	$912	$1,192	(23)%
Underwriting:
Equity	885	962	(8)%
Fixed income	826	1,058	(22)%
Total Underwriting	1,711	2,020	(15)%
Total Investment banking	$2,623	$3,212	(18)%
Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2019	2018	2019	2018
Completed mergers and acquisitions[1]	$150	$334	$344	$504
Equity and equity-related offerings[2,3]	15	16	29	37
Fixed income offerings[2,4]	57	67	115	125
Source: Refinitiv (formerly Thomson Reuters Financial & Risk), data as of July 1, 2019. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value, or change in timing of certain transactions.

1.	Includes transactions of $100 million or more. Based on full credit to each of the advisors in a transaction.

2.	Based on full credit for single book managers and equal credit for joint book managers.

3.	Includes Rule 144A issuances and registered public offerings of common stock, convertible securities and rights offerings.

4.
Includes Rule 144A and publicly registered issuances, non-convertible preferred stock, mortgage-backed and asset-backed securities, and taxable municipal debt. Excludes leveraged loans and self-led issuances.

Investment banking revenues of $1,472 million in the current quarter and $2,623 million in the current year period decreased 13% and 18% from the comparable prior periods, reflecting lower results in both our underwriting and advisory businesses.

•
Advisory revenues decreased in the current quarter and the current year period, primarily as a result of lower volumes of completed M&A activity, partially offset by the effect of higher fee realizations.

•
Equity underwriting revenues were relatively unchanged in the current quarter, reflecting higher revenues in initial public offerings and follow-on offerings, offset by a decrease in convertible issuances. In the current year period, overall volumes were lower, with revenues decreasing primarily in initial public offerings and convertible issuances, partially offset by an increase in secondary block share trades.

•	Fixed income underwriting revenues decreased in both the current quarter and current year period as a result of lower loan volumes.
See “Investment Banking Volumes” herein.

Sales and Trading Net Revenues
By Income Statement Line Item

	Three Months Ended June 30,
$ in millions	2019	2018	% Change
Trading	$2,558	$3,128	(18)%
Commissions and fees	625	674	(7)%
Asset management	103	102	1%
Net interest	18	(146)	112%
Total	$3,304	$3,758	(12)%

	Six Months Ended June 30,
$ in millions	2019	2018	% Change
Trading	$5,688	$6,771	(16)%
Commissions and fees	1,246	1,418	(12)%
Asset Management	210	212	(1)%
Net interest	(98)	(241)	59%
Total	$7,046	$8,160	(14)%

9	June 2019 Form 10-Q

Management’s Discussion and Analysis

By Business

	Three Months Ended June 30,

$ in millions	2019	2018	% Change
Equity	$2,130	$2,470	(14)%
Fixed income	1,133	1,389	(18)%
Other	41	(101)	141%
Total	$3,304	$3,758	(12)%

	Six Months Ended June 30,

$ in millions	2019	2018	% Change
Equity	$4,145	$5,028	(18)%
Fixed income	2,843	3,262	(13)%
Other	58	(130)	145%
Total	$7,046	$8,160	(14)%
Sales and Trading Revenues—Equity and Fixed Income

	Three Months Ended June 30, 2019
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,085	$94	$(152)	$1,027
Execution services	600	554	(51)	1,103
Total Equity	$1,685	$648	$(203)	$2,130
Total Fixed income	$1,144	$81	$(92)	$1,133

	Three Months Ended June 30, 2018
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,373	$89	$(192)	$1,270
Execution services	661	605	(66)	1,200
Total Equity	$2,034	$694	$(258)	$2,470
Total Fixed income	$1,299	$83	$7	$1,389

	Six Months Ended June 30, 2019
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$2,200	$192	$(410)	$1,982
Execution services	1,151	1,107	(95)	2,163
Total Equity	$3,351	$1,299	$(505)	$4,145
Total Fixed income	$2,871	$159	$(187)	$2,843

	Six Months Ended June 30, 2018
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$2,607	$196	$(338)	$2,465
Execution services	1,452	1,269	(158)	2,563
Total Equity	$4,059	$1,465	$(496)	$5,028
Total Fixed income	$3,014	$166	$82	$3,262

1.	Includes Commissions and fees and Asset management revenues.

2.	Includes funding costs, which are allocated to the businesses based on funding usage.
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
Sales and Trading Net Revenues during the Current Quarter
Equity
Equity sales and trading net revenues of $2,130 million in the current quarter decreased 14% from the prior year quarter, reflecting lower results in both our financing and execution services businesses.

•	Financing decreased from the prior year quarter, primarily due to lower average client balances and lower realized spreads, as reflected in lower Trading revenues.

•
Execution services decreased from the prior year quarter, reflecting lower Trading revenues as a result of less favorable inventory management in derivatives products. In addition, Commission and fees decreased due to lower client activity in cash equities products.

June 2019 Form 10-Q	10

Management’s Discussion and Analysis

Fixed Income
Fixed income net revenues of $1,133 million in the current quarter were 18% lower than the prior year quarter, primarily driven by lower results in global macro products and commodities products and other, partially offset by higher results in credit products.

•
Global macro products Trading revenues decreased primarily due to inventory management losses in certain rates and foreign exchange products as a result of a significant decline in interest rates and lower foreign exchange volatility in the current quarter, along with lower levels of client activity.

•
Credit products Trading revenues increased primarily in corporate credit and securitized products due to improved inventory management and higher client activity, partially offset by lower Net interest revenues driven by higher funding costs and lower net spreads in securitized products.

•
Commodities products and Other Trading revenues decreased primarily due to unfavorable inventory management in power and gas products. In addition, Net interest revenues decreased primarily due to higher funding costs.

Other

•	Other sales and trading net gains of $41 million in the current quarter increased from the prior year quarter, reflecting lower costs due to a shift in funding mix and balance sheet composition.
Sales and Trading Net Revenues during the Current Year Period
Equity
Equity sales and trading net revenues of $4,145 million in the current year period decreased 18% from the prior year period, reflecting lower results in both our financing and execution services businesses.

•
Financing decreased from the prior year period, primarily due to lower average client balances and lower realized spreads, as reflected in lower Trading revenues. Additionally, Net interest revenues decreased due to higher funding costs attributable to higher rates and changes in funding mix.

•
Execution services decreased from the prior year period, reflecting lower Trading revenues as a result of less favorable inventory management and lower client activity in derivatives products. In addition, Commission and fees decreased due to lower client activity in cash equities.

Fixed Income
Fixed income net revenues of $2,843 million in the current year period were 13% lower than the prior year period, primarily driven by lower results in global macro products and commodities products and other, partially offset by higher results in credit products.

•	Global macro products Trading revenues decreased primarily due to unfavorable inventory management in rates and foreign exchange products.

•
Credit products Trading revenues increased primarily due to improved inventory management and higher client activity in corporate credit products, partially offset by lower Net interest revenues driven by higher funding costs and lower net spreads in securitized products.

•
Commodities products and Other Net interest revenues decreased primarily due to higher funding costs. Trading revenues increased primarily due to gains from client structuring activity within derivatives counterparty credit risk management, partially offset by lower client activity in structured transactions within commodities.

Other

•
Other sales and trading net gains of $58 million in the current year period increased from the prior year period, primarily due to an increase in the fair value of investments to which certain deferred compensation plans are referenced and lower costs due to a shift in funding mix and balance sheet composition, partially offset by higher losses on hedges associated with corporate loans.

Investments, Other Revenues, Non-interest Expenses, and Income Tax Items
Investments

•
Net investment gains of $194 million in the current quarter and $275 million in the current year period increased from prior year periods, principally as a result of realized gains associated with an investment's initial public offering and subsequent mark-to-market gains on remaining holdings subject to sales restrictions.

Other Revenues

•
Other revenues of $143 million in the current quarter decreased from the prior year quarter, primarily reflecting the recovery of a previously charged off loan in the prior year quarter and lower results from certain equity method investments, partially offset by mark-to-market gains on held for sale loans. Other revenues of $365 million in the current year period increased from the prior year period, primarily reflecting mark-to-market gains on held for sale loans,

11	June 2019 Form 10-Q

Management’s Discussion and Analysis

partially offset by lower results from certain equity method investments and the recovery of a previously charged off loan in the prior year period.
Non-interest Expenses
Non-interest expenses of $3,650 million in the current quarter decreased from the prior year quarter, reflecting a 10% decrease in Compensation and benefits expenses and a 3% decrease in Non-compensation expenses. Non-interest expenses of $7,251 million in the current year period decreased from the prior year period, reflecting a 13% decrease in Compensation and benefits expenses and a 3% decrease in Non-compensation expenses.

•
Compensation and benefits expenses decreased in the current quarter and current year period, primarily due to decreases in discretionary incentive compensation driven by lower revenues, partially offset by increases in the fair value of investments to which certain deferred compensation plans are referenced and higher salaries.

•
Non-compensation expenses decreased in the current quarter primarily due to lower professional services, transaction-related and litigation costs, partially offset by increased investments in technology. In the current year period, Non-compensation expenses decreased primarily due to lower litigation costs and volume-related expenses, partially offset by increased investment in technology.

Income Tax Items
The current year period includes intermittent net discrete tax benefits of $101 million. The prior year quarter and prior year period included intermittent net discrete tax benefits of $97 million. For further information, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

June 2019 Form 10-Q	12

Management’s Discussion and Analysis

Wealth Management
Income Statement Information

	Three Months Ended June 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$138	$114	21%
Trading	162	135	20%
Investments	—	3	(100)%
Commissions and fees	428	442	(3)%
Asset management	2,544	2,514	1%
Other	120	74	62%
Total non-interest revenues	3,392	3,282	3%
Interest income	1,348	1,320	2%
Interest expense	332	277	20%
Net interest	1,016	1,043	(3)%
Net revenues	4,408	4,325	2%
Compensation and benefits	2,382	2,356	1%
Non-compensation expenses	783	812	(4)%
Total non-interest expenses	3,165	3,168	—%
Income from continuing operations before income taxes	$1,243	$1,157	7%
Provision for income taxes	290	281	3%
Net income applicable to Morgan Stanley	$953	$876	9%

	Six Months Ended June 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$247	$254	(3)%
Trading	464	244	90%
Investments	1	3	(67)%
Commissions and fees	834	940	(11)%
Asset management	4,905	5,009	(2)%
Other	200	137	46%
Total non-interest revenues	6,651	6,587	1%
Interest income	2,761	2,600	6%
Interest expense	615	488	26%
Net interest	2,146	2,112	2%
Net revenues	8,797	8,699	1%
Compensation and benefits	4,844	4,806	1%
Non-compensation expenses	1,522	1,576	(3)%
Total non-interest expenses	6,366	6,382	—%
Income from continuing operations before income taxes	$2,431	$2,317	5%
Provision for income taxes	554	527	5%
Net income applicable to Morgan Stanley	$1,877	$1,790	5%

Financial Information and Statistical Data

	At June 30, 2019	At December 31, 2018
$ in billions, except employee data
Client assets	$2,570	$2,303
Fee-based client assets[1]	$1,159	$1,046
Fee-based client assets as a percentage of total client assets	45%	45%
Client liabilities[2]	$84	$83
Investment securities portfolio	$69.8	$68.6
Loans and lending commitments	$86.4	$82.9
Wealth Management representatives	15,633	15,694

	Three Months Ended June 30,
	2019	2018
Per representative:
Annualized revenues ($ in thousands)[3]	$1,125	$1,105
Client assets ($ in millions)[4]	$164	$154
Fee-based asset flows ($ in billions)[5]	$9.8	$15.3

	Six Months Ended June 30,
	2019	2018
Per representative:
Annualized revenues ($ in thousands)[3]	$1,122	$1,110
Client assets ($ in millions)[4]	$164	$154
Fee-based asset flows ($ in billions)[5]	$24.6	$33.5

1.	Fee-based client assets represent the amount of assets in client accounts where the fee for services is calculated based on those assets.

2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.

3.	Revenues per representative equal Wealth Management’s annualized net revenues divided by the average number of representatives.

4.	Client assets per representative equal total period-end client assets divided by period-end number of representatives.

5.
For a description of the Inflows and Outflows included within Fee-based asset flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2018 Form 10-K. Excludes institutional cash management-related activity.

13	June 2019 Form 10-Q

Management’s Discussion and Analysis

Transactional Revenues

	Three Months Ended June 30,
$ in millions	2019	2018	% Change
Investment banking	$138	$114	21%
Trading	162	135	20%
Commissions and fees	428	442	(3)%
Total	$728	$691	5%
Transactional revenues as a % of Net revenues	17%	16%

	Six Months Ended June 30,
$ in millions	2019	2018	% Change
Investment banking	$247	$254	(3)%
Trading	464	244	90%
Commissions and fees	834	940	(11)%
Total	$1,545	$1,438	7%
Transactional revenues as a % of Net revenues	18%	17%
Net Revenues
Transactional Revenues
Transactional revenues of $728 million in the current quarter increased 5% from the prior year quarter primarily as a result of higher Trading and Investment Banking revenues. Transactional revenues of $1,545 million in the current year period increased 7% from the prior year period as a result of higher Trading revenues, partially offset by lower Commissions and fees.

•
Investment banking revenues increased in the current quarter primarily due to higher revenues from closed-end fund issuances. Investment banking revenues in the current year period were relatively unchanged, with lower revenues from structured product issuances offset by higher revenues from closed-end fund issuances.

•
Trading revenues increased in the current quarter and current year period primarily due to higher gains related to investments associated with certain employee deferred compensation plans compared with the prior year periods.

•	Commissions and fees decreased in the current quarter and current year period primarily due to lower client activity in equities.

Asset Management
Asset management revenues of $2,544 million in the current quarter increased 1% from the prior year quarter primarily due to the effect of positive net flows and market appreciation on beginning of current quarter fee-based client assets, partially offset by lower average fee rates.
Asset management revenues of $4,905 million in the current year period decreased 2% from the prior year period primarily due to the effect of fourth quarter 2018 market depreciation and lower average fee rates, partially offset by the effect of positive net flows.
See “Fee-Based Client Assets—Rollforwards” herein.

Other

Other revenues of $120 million in the current quarter and $200 million in the current year period increased 62% and 46%, respectively, from the prior year periods, primarily due to higher realized gains from the AFS securities portfolio.

Net Interest
Net interest of $1,016 million in the current quarter and $2,146 million in the current year period were marginally lower and higher, respectively, than in the comparable prior year periods. In both periods, interest expense increased due to changes in our funding mix. Interest income increased due to the impact of higher interest rates on and higher balances of Loans and Investment securities, partially offset by higher prepayment amortization expense related to mortgage-backed securities.

In addition, we centralized certain internal treasury activities as of January 1, 2019, which partially offset the increases in Interest income and Interest expense compared with the prior year periods. This impact is expected to continue in future periods. The effect on Net interest income was not significant in the current quarter and the current year period, nor is it expected to be for the full year 2019.
Non-interest Expenses
Non-interest expenses of $3,165 million in the current quarter and $6,366 million in the current year period were relatively unchanged from the prior year periods, with increased Compensation and benefits expenses offset by lower Non-compensation expenses.

•
Compensation and benefits expenses increased in the current quarter and current year period, reflecting increases in the fair value of investments to which certain deferred compensation plans are referenced and salaries, partially offset by decreases related to the roll-off of certain acquisition-related employee retention loans. In addition, Compensation and benefits expenses in the current year

June 2019 Form 10-Q	14

Management’s Discussion and Analysis

period decreased due to the formulaic payout to Wealth Management representatives driven by the mix of revenues.

•
Non-compensation expenses decreased in the current quarter and current year period primarily as a result of lower deposit insurance and marketing and business development expenses. In addition, Non-compensation expenses decreased in the current year period as a result of lower professional services expenses.

Fee-Based Client Assets
Rollforwards

$ in billions	At March 31, 2019	Inflows	Outflows	Market Impact	At June 30, 2019
Separately managed[1]	$276	$10	$(5)	$15	$296
Unified managed[2]	283	12	(11)	8	292
Advisor	147	7	(9)	4	149
Portfolio manager	391	21	(15)	3	400
Subtotal	$1,097	$50	$(40)	$30	$1,137
Cash management	19	3	(4)	4	22
Total fee-based client assets	$1,116	$53	$(44)	$34	$1,159

$ in billions	At March 31, 2018	Inflows	Outflows	Market Impact	At June 30, 2018
Separately managed[1]	$260	$9	$(5)	$3	$267
Unified managed[2]	274	12	(9)	2	279
Advisor	147	8	(8)	2	149
Portfolio manager	356	20	(12)	3	367
Subtotal	$1,037	$49	$(34)	$10	$1,062
Cash management	21	6	(5)	—	22
Total fee-based client assets	$1,058	$55	$(39)	$10	$1,084

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	At June 30, 2019
Separately managed[1]	$279	$23	$(9)	$3	$296
Unified managed[2]	257	23	(20)	32	292
Advisor	137	14	(17)	15	149
Portfolio manager	353	38	(27)	36	400
Subtotal	$1,026	$98	$(73)	$86	$1,137
Cash management	20	7	(9)	4	22
Total fee-based client assets	$1,046	$105	$(82)	$90	$1,159

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	At June 30, 2018
Separately managed[1]	$252	$18	$(10)	$7	$267
Unified managed[2]	271	26	(18)	—	279
Advisor	149	16	(16)	—	149
Portfolio manager	353	39	(22)	(3)	367
Subtotal	$1,025	$99	$(66)	$4	$1,062
Cash management	20	11	(9)	—	22
Total fee-based client assets	$1,045	$110	$(75)	$4	$1,084

Average Fee Rates3

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2019	2018	2019	2018
Separately managed	15	16	15	16
Unified managed[2]	100	99	101	99
Advisor	87	84	87	85
Portfolio manager	94	96	95	96
Subtotal	75	77	74	76
Cash management	6	6	6	6
Total fee-based client assets	74	75	73	75

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

2.	Includes Mutual fund advisory accounts. Prior periods have been recast to conform to the current presentation.

3.
The calculation of average fee rates was changed in the current year period to more closely align with the recognition of the related fee revenue. Prior period rates were not changed due to immateriality.

For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2018 Form 10-K.

15	June 2019 Form 10-Q

Management’s Discussion and Analysis

Investment Management
Income Statement Information

	Three Months Ended June 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$(1)	$—	N/M
Trading	(1)	$16	(106)%
Investments	247	55	N/M
Asset management	612	610	—%
Other	(9)	3	N/M
Total non-interest revenues	848	684	24%
Interest income	6	17	(65)%
Interest expense	15	10	50%
Net interest	(9)	7	N/M
Net revenues	839	691	21%
Compensation and benefits	360	272	32%
Non-compensation expenses	280	279	—%
Total non-interest expenses	640	551	16%
Income from continuing operations before income taxes	$199	$140	42%
Provision for income taxes	44	36	22%
Net income	155	104	49%
Net income applicable to noncontrolling interests	27	—	N/M
Net income applicable to Morgan Stanley	$128	$104	23%

	Six Months Ended June 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$(1)	$—	N/M
Trading	(4)	$21	(119)%
Investments	438	132	N/M
Asset management	1,229	1,236	(1)%
Other	(6)	13	(146)%
Total non-interest revenues	1,656	1,402	18%
Interest income	10	18	(44)%
Interest expense	23	11	109%
Net interest	(13)	7	N/M
Net revenues	1,643	1,409	17%
Compensation and benefits	730	576	27%
Non-compensation expenses	540	545	(1)%
Total non-interest expenses	1,270	1,121	13%
Income from continuing operations before income taxes	$373	$288	30%
Provision for income taxes	77	55	40%
Net income	296	233	27%
Net income applicable to noncontrolling interests	32	2	N/M
Net income applicable to Morgan Stanley	$264	$231	14%

Net Revenues
Investments
Investments gains of $247 million in the current quarter and $438 million in the current year period compared with $55 million and $132 million, respectively, in the prior year periods. The increases in the current year periods reflect higher carried interest and investment gains in Asia private equity, infrastructure and real estate funds compared with the reversal of previously accrued carried interest in certain Asia private equity funds in the prior year periods.
Asset Management
Asset management revenues of $612 million in the current quarter and $1,229 million in the current year period were relatively unchanged from the prior year periods.
See “Assets Under Management or Supervision” herein.
Non-interest Expenses
Non-interest expenses of $640 million in the current quarter and $1,270 million in the current year period increased 16% and 13%, respectively, from the prior year periods primarily as a result of higher Compensation and benefits expenses.

•
Compensation and benefits expenses increased in the current quarter and current year period primarily due to higher deferred compensation associated with carried interest. In addition, the current year period reflects increases in the fair value of investments to which certain deferred compensation plans are referenced.

•	Non-compensation expenses in the current quarter and year period were relatively unchanged from prior year periods.

June 2019 Form 10-Q	16

Management’s Discussion and Analysis

Assets Under Management or Supervision
Rollforwards

$ in billions	At March 31, 2019	Inflows	Outflows	Market Impact	Other	At June 30, 2019
Equity	$120	$9	$(7)	$6	$—	$128
Fixed income	68	5	(4)	2	—	71
Alternative/Other	133	7	(6)	1	—	135
Long-term AUM subtotal	321	21	(17)	9	—	334
Liquidity	159	311	(307)	1	(1)	163
Total AUM	$480	$332	$(324)	$10	$(1)	$497
Shares of minority stake assets	6					6

$ in billions	At March 31, 2018	Inflows	Outflows	Market Impact	Other	At June 30, 2018
Equity	$109	$10	$(7)	$3	$(1)	$114
Fixed income	72	7	(7)	(1)	(2)	69
Alternative/Other	131	6	(4)	1	(2)	132
Long-term AUM subtotal	312	23	(18)	3	(5)	315
Liquidity	157	375	(373)	1	(1)	159
Total AUM	469	398	(391)	4	(6)	474
Shares of minority stake assets	7					7

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	Other	At June 30, 2019
Equity	$103	$18	$(15)	$22	$—	$128
Fixed income	68	11	(11)	3	—	71
Alternative/Other	128	12	(10)	6	(1)	135
Long-term AUM subtotal	299	41	(36)	31	(1)	334
Liquidity	164	654	(655)	2	(2)	163
Total AUM	$463	$695	$(691)	$33	$(3)	$497
Shares of minority stake assets	7					6

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	Other[1]	At June 30, 2018
Equity	$105	$20	$(14)	$3	$—	$114
Fixed income	73	14	(16)	(1)	(1)	69
Alternative/Other	128	11	(9)	1	1	132
Long-term AUM subtotal	306	45	(39)	3	—	315
Liquidity	176	700	(717)	1	(1)	159
Total AUM	482	745	(756)	4	(1)	474
Shares of minority stake assets	7					7

1.	Includes the impact of the Mesa West Capital, LLC acquisition.

Average AUM

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2019	2018	2019	2018
Equity	$123	$111	$117	$110
Fixed income	69	71	69	72
Alternative/Other	134	131	132	130
Long-term AUM subtotal	326	313	318	312
Liquidity	163	161	164	163
Total AUM	$489	474	$482	475
Shares of minority stake assets	6	7	6	7
Average Fee Rates

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2019	2018	2019	2018
Equity	75	77	76	76
Fixed income	33	33	32	34
Alternative/Other	64	67	66	67
Long-term AUM	62	63	62	63
Liquidity	17	18	17	18
Total AUM	47	47	47	47
For a description of the asset classes and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2018 Form 10-K.

17	June 2019 Form 10-Q

Management’s Discussion and Analysis

Supplemental Financial Information and
Disclosures
Income Tax Matters
Effective Tax Rate from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
U.S. GAAP	22.6%	20.6%	19.5%	20.7%
Adjusted effective income tax rate—non-GAAP[1]	22.6%	23.4%	21.3%	22.1%
Net discrete tax provisions/(benefits)
Recurring[2]	$(20)	$(17)	$(127)	$(164)
Intermittent[3]	$—	$(88)	$(101)	$(88)

1.
Adjusted effective income tax rate is a non-GAAP measure that excludes net discrete tax provisions (benefits) that are intermittent and includes those that are recurring ("Recurring"). For further information on non-GAAP measures, see “Selected Non-GAAP Financial Information” herein.

2.	Provision or (benefits) related to conversion of employee share-based awards are expected to occur every year and are considered Recurring discrete tax items.

3.	Includes all tax provisions (benefits) that have been determined to be discrete, other than Recurring items as defined above.
The current year period, prior year quarter and prior year period include intermittent net discrete tax benefits primarily associated with the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations.
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

U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At June 30, 2019	At December 31, 2018
Assets	$205.9	$216.9
Investment securities portfolio:
Investment securities—AFS	43.5	45.5
Investment securities—HTM	27.2	23.7
Total investment securities	$70.7	$69.2
Deposits[2]	$175.8	$187.1
Wealth Management Loans
Securities-based lending and other[3]	$45.5	$44.7
Residential real estate	28.6	27.5
Total	$74.1	$72.2
Institutional Securities Loans[4]
Corporate[5]:
Corporate relationship and event-driven lending	$6.6	$7.4
Secured lending facilities	22.2	17.5
Securities-based lending and other	6.2	6.0
Commercial and residential real estate	10.7	10.5
Total	$45.7	$41.4

1.	Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.

2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.

3.	Other loans primarily include tailored lending.

4.	Prior periods have been conformed to the current presentation.

5.	For a further discussion of corporate loans in the Institutional Securities business segment, see “Credit Risk—Institutional Securities Corporate Loans” herein.
Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates that apply to us. Accounting updates not listed below were assessed and either determined to be not applicable or are not expected to have a significant impact on our financial statements.
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

The update also eliminates the concept of other-than-temporary impairment for AFS securities. Impairments on

June 2019 Form 10-Q	18

Management’s Discussion and Analysis

AFS securities will be required to be recognized in earnings through an allowance when the fair value is less than amortized cost and a credit loss exists or the securities are expected to be sold before recovery of amortized cost.
For certain portfolios we have determined that there are no expected credit losses, for example based on collateral arrangements for lending and financing transactions such as Securities borrowed, Securities purchased under agreements to resell and certain other portfolios. Also, we have a zero loss expectation for certain financial assets based on the credit quality of the borrower or issuer such as U.S. government and agency securities.
We expect the following portfolios to be primarily impacted: employee loans, commercial real estate, corporate and residential real estate. The models we expect to use for these portfolios upon adoption have been validated and approved for use, and during 2019 we are performing the CECL process quarterly in preparation for adoption on January 1, 2020. Based on preliminary analyses and estimates, we do not expect the increase in the allowance for credit losses, resulting from the adoption of this standard, will be significant to our financial statements. The ultimate impact will depend upon a number of factors, including macroeconomic conditions, forecasts, and our portfolios at the adoption date.
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
Total Assets by Business Segment

	At June 30, 2019
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$69,135	$10,394	$51	$79,580
Trading assets at fair value	284,145	57	2,763	286,965
Investment securities	33,281	69,785	—	103,066
Securities purchased under agreements to resell	78,623	6,775	—	85,398
Securities borrowed	133,340	240	—	133,580
Customer and other receivables	37,348	15,406	627	53,381
Loans, net of allowance[2]	46,822	74,074	5	120,901
Other assets[3]	14,054	13,080	1,954	29,088
Total assets	$696,748	$189,811	$5,400	$891,959

19	June 2019 Form 10-Q

Management’s Discussion and Analysis

	At December 31, 2018
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$69,526	$17,621	$49	$87,196
Trading assets at fair value	263,870	60	2,369	266,299
Investment securities	23,273	68,559	—	91,832
Securities purchased under agreements to resell	80,660	17,862	—	98,522
Securities borrowed	116,207	106	—	116,313
Customer and other receivables	35,777	16,865	656	53,298
Loans, net of allowance[2]	43,380	72,194	5	115,579
Other assets[3]	13,734	9,125	1,633	24,492
Total assets	$646,427	$202,392	$4,712	$853,531
IS—Institutional Securities
WM—Wealth Management
IM—Investment Management

1.	Cash and cash equivalents includes Cash and due from banks, Interest bearing deposits with banks and Restricted cash.

2.
Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 7 to the financial statements).

3.	Other assets primarily includes Goodwill, Intangible assets, premises, equipment, software, other investments, ROU assets related to leases and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $892 billion at June 30, 2019 from $854 billion at December 31, 2018, primarily due to increases in the Institutional Securities business segment, with higher Trading assets, primarily U.S. Treasuries, and higher Securities borrowed as a result of higher period-end client balances within Equity Financing. These increases were partially offset by lower Securities purchased under agreements to resell within the Wealth Management business segment as a result of lower Deposits.
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
At June 30, 2019 and December 31, 2018, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

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
GLR by Type of Investment

$ in millions	At June 30, 2019	At December 31, 2018
Cash deposits with banks[1]	$10,195	$10,441
Cash deposits with central banks[1]	33,694	36,109
Unencumbered highly liquid securities:
U.S. government obligations	99,639	119,138
U.S. agency and agency mortgage-backed securities	44,051	41,473
Non-U.S. sovereign obligations[2]	31,072	39,869
Other investment grade securities	3,141	2,705
Total	$221,792	$249,735

1.	Included in Cash and due from banks and Interest bearing deposits with banks in the balance sheets.

2.	Primarily composed of unencumbered Japanese, U.K., French, German and Brazilian government obligations.
GLR Managed by Bank and Non-Bank Legal Entities

$ in millions	At June 30, 2019	At December 31, 2018	Average Daily Balance Three Months Ended June 30, 2019
Bank legal entities
Domestic	$72,760	$88,809	$74,661
Foreign	5,304	4,896	4,727
Total Bank legal entities	78,064	93,705	79,388
Non-Bank legal entities
Domestic:
Parent Company	53,143	64,262	53,725
Non-Parent Company	36,048	40,936	42,703
Total Domestic	89,191	105,198	96,428
Foreign	54,537	50,832	53,142
Total Non-Bank legal entities	143,728	156,030	149,570
Total	$221,792	$249,735	$228,958

GLR may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt and estimates of funding needs in a stressed environment, among other factors.

June 2019 Form 10-Q	20

Management’s Discussion and Analysis

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
The regulatory definition of HQLA is substantially the same as our GLR, with the primary difference being the treatment of certain cash balances and unencumbered securities.
Based on our daily calculations, we and our U.S. Bank Subsidiaries are compliant with the minimum required LCR of 100%.
HQLA by Type of Asset and LCR

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2019	March 31, 2019
HQLA
Cash deposits with central banks	$32,552	$37,070
Securities[1]	141,613	155,713
Total	$174,165	$192,783
LCR	154%	150%

1.	Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
The increase in the LCR in the current quarter is primarily due to higher inflows from Securities borrowed and certain securities-for-securities transactions, partially offset by a decrease in HQLA.
Net Stable Funding Ratio
The Basel Committee on Banking Supervision (“Basel Committee”) has previously finalized the NSFR framework. In May 2016, the U.S. banking agencies issued a proposal to implement the NSFR in the U.S.; however, a final rule has not yet been issued. For an additional discussion of the NSFR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Liquidity Framework—Net Stable Funding Ratio” in the 2018 Form 10-K.
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

Secured Financing
For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2018 Form 10-K.
Collateralized Financing Transactions

$ in millions	At June 30, 2019	At December 31, 2018
Securities purchased under agreements to resell and Securities borrowed	$218,978	$214,835
Securities sold under agreements to repurchase and Securities loaned	$72,619	$61,667
Securities received as collateral[1]	$7,208	$7,668

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2019	December 31, 2018
Securities purchased under agreements to resell and Securities borrowed	$221,939	$213,974
Securities sold under agreements to repurchase and Securities loaned	$66,610	$57,677

1.	Securities received as collateral are included in Trading assets in the balance sheets.
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

21	June 2019 Form 10-Q

Management’s Discussion and Analysis

Resources—Funding Management—Unsecured Financing” in the 2018 Form 10-K.

Deposits

$ in millions	At June 30, 2019	At December 31, 2018
Savings and demand deposits:
Brokerage sweep deposits[1]	$117,252	$141,255
Savings and other	20,762	13,642
Total Savings and demand deposits	138,014	154,897
Time deposits	38,579	32,923
Total	$176,593	$187,820

1.	Amounts represent balances swept from client brokerage accounts.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits at June 30, 2019 decreased compared with December 31, 2018, primarily driven by a reduction in Brokerage sweep deposits due to client redeployment of cash into investments and seasonal client tax payments, partially offset by higher savings and time deposits.
Borrowings by Remaining Maturity at June 30, 20191

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$1,776	$1,776
Original maturities greater than one year
2019	$10,692	$3,015	$13,707
2020	15,804	4,386	20,190
2021	21,533	4,048	25,581
2022	16,157	2,875	19,032
2023	11,820	2,769	14,589
Thereafter	80,421	22,552	102,973
Total	$156,427	$39,645	$196,072
Total Borrowings	$156,427	$41,421	$197,848
Maturities over next 12 months[2]			26,621

1.	Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.

2.	Includes only borrowings with original maturities greater than one year.
Borrowings of $197,848 million as of June 30, 2019 increased modestly when compared with $189,662 million at December 31, 2018.

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
Parent Company and U.S. Bank Subsidiaries' Senior Unsecured Ratings at July 31, 2019

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Stable
Moody’s Investors Service, Inc.	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A-	Positive
S&P Global Ratings	A-2	BBB+	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	A1	Stable
S&P Global Ratings	A-1	A+	Stable

June 2019 Form 10-Q	22

Management’s Discussion and Analysis

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
Common Stock Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2019	2018	2019	2018
Number of shares	26	24	54	46
Average price per share	$44.53	$52.43	$43.33	$54.15
Total	$1,180	$1,250	$2,360	$2,500

From time to time we repurchase our outstanding common stock as part of our Share Repurchase Program. A portion of common stock repurchases in the current quarter and current year period was conducted under a sales plan with Mitsubishi UFJ Financial Group, Inc. For further information on the sales plan, see Note 14 to the financial statements. For a description of our Share Repurchase Program, see “Unregistered Sales of Equity Securities and Use of Proceeds.”
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

Common Stock Dividend Announcement

Announcement date	July 18, 2019
Amount per share	$0.35
Date to be paid	August 15, 2019
Shareholders of record as of	July 31, 2019

Preferred Stock Dividend Announcement

Announcement date	June 17, 2019
Date paid	July 15, 2019
Shareholders of record as of	June 28, 2019
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

23	June 2019 Form 10-Q

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
Risk-Based Regulatory Capital. Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios.

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
Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At June 30, 2019 and December 31, 2018, our ratios for determining regulatory compliance are based on the Standardized Approach rules.
Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain a Tier 1 SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2% in order to avoid potential limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers.

June 2019 Form 10-Q	24

Management’s Discussion and Analysis

Regulatory Capital Ratios

	At June 30, 2019
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$64,011	$64,011
Tier 1 capital		72,742	72,742
Total capital		82,322	82,059
Total RWA		391,509	384,005
Common Equity Tier 1 capital ratio	10.0%	16.3%	16.7%
Tier 1 capital ratio	11.5%	18.6%	18.9%
Total capital ratio	13.5%	21.0%	21.4%
Leverage-based capital
Adjusted average assets[2]		$868,494	N/A-
Tier 1 leverage ratio	4.0%	8.4%	N/A-
Supplementary leverage exposure[3]		N/A-	$1,124,645
SLR	5.0%	N/A-	6.5%

	At December 31, 2018
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$62,086	$62,086
Tier 1 capital		70,619	70,619
Total capital		80,052	79,814
Total RWA		367,309	363,054
Common Equity Tier 1 capital ratio	8.6%	16.9%	17.1%
Tier 1 capital ratio	10.1%	19.2%	19.5%
Total capital ratio	12.1%	21.8%	22.0%
Leverage-based capital
Adjusted average assets[2]		$843,074	N/A-
Tier 1 leverage ratio	4.0%	8.4%	N/A-
Supplementary leverage exposure[3]		N/A-	$1,092,672
SLR	5.0%	N/A-	6.5%

1.	Required ratios are inclusive of any buffers applicable as of the date presented. For 2018, the minimum required regulatory capital ratios for risk-based capital are under the transitional rules.

2.
Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets during the quarters ended June 30, 2019 and December 31, 2018, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments, certain deferred tax assets and other capital deductions.

3.
Supplementary leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily (i) for derivatives: potential future exposure and the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.

Regulatory Capital

$ in millions	At June 30, 2019	At December 31, 2018	Change
Common Equity Tier 1 capital
Common stock and surplus	$7,667	$9,843	$(2,176)
Retained earnings	67,588	64,175	3,413
AOCI	(2,051)	(2,292)	241
Regulatory adjustments and deductions:
Net goodwill	(7,122)	(6,661)	(461)
Net intangible assets (other than goodwill and mortgage servicing assets)	(2,171)	(2,158)	(13)
Other adjustments and deductions[1]	100	(821)	921
Total Common Equity Tier 1 capital	$64,011	$62,086	$1,925
Additional Tier 1 capital
Preferred stock	$8,520	$8,520	$—
Noncontrolling interests	627	454	173
Additional Tier 1 capital	$9,147	$8,974	$173
Deduction for investments in covered funds	(416)	(441)	25
Total Tier 1 capital	$72,742	$70,619	$2,123
Standardized Tier 2 capital
Subordinated debt	$8,948	$8,923	$25
Noncontrolling interests	148	107	41
Eligible allowance for credit losses	486	440	46
Other adjustments and deductions	(2)	(37)	35
Total Standardized Tier 2 capital	$9,580	$9,433	$147
Total Standardized capital	$82,322	$80,052	$2,270
Advanced Tier 2 capital
Subordinated debt	$8,948	$8,923	$25
Noncontrolling interests	148	107	41
Eligible credit reserves	223	202	21
Other adjustments and deductions	(2)	(37)	35
Total Advanced Tier 2 capital	$9,317	$9,195	$122
Total Advanced capital	$82,059	$79,814	$2,245

1.
Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

25	June 2019 Form 10-Q

Management’s Discussion and Analysis

RWA Rollforward1

	Six Months Ended June 30, 2019
$ in millions	Standardized	Advanced
Credit risk RWA
Beginning balance	$305,531	$190,595
Change related to the following items:
Derivatives	5,621	10,960
Securities financing transactions	10,650	2,338
Securitizations	1,890	2,309
Investment securities	1,812	3,831
Commitments, guarantees and loans	5,916	11,836
Cash	(380)	(193)
Equity investments	1,082	1,138
Other credit risk[2]	4,438	4,716
Total change in credit risk RWA	$31,029	$36,935
Ending balance	$336,560	$227,530
Market risk RWA
Beginning balance	$61,778	$61,857
Change related to the following items:
Regulatory VaR	(249)	(249)
Regulatory stressed VaR	(5,225)	(5,225)
Incremental risk charge	(3,454)	(3,454)
Comprehensive risk measure	34	(34)
Specific risk:
Non-securitizations	2,554	2,554
Securitizations	(489)	(489)
Total change in market risk RWA	$(6,829)	$(6,897)
Ending balance	$54,949	$54,960
Operational risk RWA
Beginning balance	N/A	$110,602
Change in operational risk RWA	N/A	(9,087)
Ending balance	N/A	$101,515
Total RWA at June 30, 2019	$391,509	$384,005

Regulatory VaR—VaR for regulatory capital requirements

1.	The RWA for each category reflects both on- and off-balance sheet exposures, where appropriate.

2.	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.
Credit risk RWA increased in the current year period under the Standardized and Advanced Approaches primarily due to increased exposures in Securities financing transactions, lending commitments and Derivatives, as well as an increase in Other credit risk driven by the Firm’s adoption of the Leases accounting update on January 1, 2019. Under the Advanced Approach, the increased Derivatives exposure also led to increased RWA related to CVA.
Market risk RWA decreased in the current year period under the Standardized and Advanced Approaches primarily due to a decrease in Stressed VaR driven by reduced equity and interest rate risk, and also a decrease in Incremental risk charge mainly as a result of improved alignment of hedges in credit products.

The decrease in operational risk RWA under the Advanced Approach in the current year period reflects a continued reduction in the magnitude and frequency of internal losses utilized in the operational risk capital model related to litigation.

Total Loss-Absorbing Capacity. The Federal Reserve has established external TLAC, long-term debt (“LTD”) and clean holding company requirements for top-tier BHCs of U.S. G-SIBs (“covered BHCs”), including the Parent Company. These requirements include various restrictions, such as requiring eligible LTD to be issued by the covered BHC and be unsecured, have a maturity of one year or more from the date of issuance and not have certain derivative-linked features typically associated with certain types of structured notes. A covered BHC is required to maintain minimum levels of external TLAC and eligible LTD, as well as certain TLAC buffer requirements. Failure to maintain the TLAC buffers would result in restrictions on capital distributions and discretionary bonus payments to executive officers.
Required and Actual TLAC and Eligible LTD Ratios

	At June 30, 2019
$ in millions	Required Ratio[1]	Actual Amount/Ratio
Total Loss-Absorbing Capacity
External TLAC[2]		$199,569
External TLAC as a % of RWA	21.5%	51.0%
External TLAC as a % of leverage exposure	9.5%	17.7%
Eligible LTD[3]		$119,138
Eligible LTD as a % of RWA	9.0%	30.4%
Eligible LTD as a % of leverage exposure	4.5%	10.6%

1.	Required ratios are inclusive of applicable buffers.

2.	External TLAC consists of Common Equity Tier 1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.

3.	Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from June 30, 2019.
For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Requirements” in the 2018 Form 10-K.

June 2019 Form 10-Q	26

Management’s Discussion and Analysis

Capital Plans and Stress Tests
Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large BHCs, including us, which form part of the Federal Reserve’s annual CCAR framework.
We submitted our 2019 Capital Plan (“Capital Plan”) and company-run stress test results to the Federal Reserve on April 5, 2019. On June 21, 2019, the Federal Reserve published summary results of the Dodd-Frank Act supervisory stress tests of each large BHC, including us. On June 27, 2019, the Federal Reserve published summary results of CCAR and announced it did not object to our 2019 Capital Plan. Our 2019 Capital Plan includes the repurchase of up to $6.0 billion of outstanding common stock for the period beginning July 1, 2019 through June 30, 2020, and an increase in our quarterly common stock dividend to $0.35 per share from $0.30 per share, beginning with the common stock dividend announced on July 18, 2019. We disclosed a summary of the results of our company-run stress tests on June 21, 2019 on our Investor Relations website. In addition, we must submit the results of our mid-cycle company-run stress test to the Federal Reserve by October 5, 2019 and disclose a summary of the results within 30 days of the submission date.
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
Average Common Equity Attribution1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2019	2018	2019	2018
Institutional Securities	$40.4	$40.8	$40.4	$40.8
Wealth Management	18.2	16.8	18.2	16.8
Investment Management	2.5	2.6	2.5	2.6
Parent	11.5	9.7	11.0	9.2
Total	$72.6	$69.9	$72.1	$69.4

1.	The attribution of average common equity is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.

Resolution and Recovery Planning
Pursuant to the Dodd-Frank Act, we are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2019 resolution plan on June 28, 2019.
Our preferred resolution strategy is an SPOE strategy. In line with our SPOE strategy, the Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to its wholly owned, direct subsidiary MS Holdings LLC (the “Funding IHC”). In addition, the Parent Company has entered into an amended and restated support agreement with its material entities (including the Funding IHC) and certain other subsidiaries. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its contributable material assets, other than shares in subsidiaries of the Parent Company and certain other assets, to the Funding IHC. The Funding IHC would then be obligated to provide capital and liquidity, as applicable, to our material entities.
The obligations of the Parent Company and the Funding IHC under the amended and restated support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company), and the assets of the Funding IHC. As a result, claims of our material entities, including the Funding IHC, against the assets of the Parent Company (other than shares in subsidiaries of the Parent Company) are effectively senior to unsecured obligations of the Parent Company.
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” and “Risk

27	June 2019 Form 10-Q

Management’s Discussion and Analysis

Factors—Legal, Regulatory and Compliance Risk” in the 2018 Form 10-K.

Regulatory Developments

Final Rule on Security-Based Swap Capital, Margin and Segregation Requirements
The SEC has adopted capital, margin and segregation requirements for security-based swap dealers and amendments to capital and segregation requirements for certain broker-dealers. We expect to register one or more subsidiaries in the future as security-based swap dealers. The compliance date for these security-based swap dealer requirements and broker-dealer amendments is expected to be no earlier than 2021.

Final Rules on Retail Investor Protections
The SEC has released a package of final rules and interpretations relating to the provision of advice by broker-dealers and investment advisers. The package includes new rules on the standards of conduct and required disclosures for broker-dealers when making securities-related recommendations to retail investors, and a new formal interpretation of the fiduciary duty owed by investment advisers. One of the final rules, entitled “Regulation Best Interest,” requires broker-dealers to act in the “best interest” of retail customers at the time a recommendation is made without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer. Another new rule requires that both broker-dealers and investment advisers provide to retail investors a brief summary document containing information about the relationship between the parties (“Form CRS”). The compliance date for Regulation Best Interest and Form CRS is June 30, 2020.

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

Other Matters

U.K. Withdrawal from the E.U.
Following the U.K. electorate vote to leave the E.U., the U.K. invoked Article 50 of the Lisbon Treaty on March 29, 2017. This triggered a two-year period during which the U.K. government negotiated a form of withdrawal agreement with the E.U., which still must be ratified by the U.K. Parliament in order to be effective. Regardless of whether a withdrawal agreement is in place, the U.K. will leave the E.U. by October 31, 2019, unless the U.K. and the E.U. agree to a further extension or the U.K. revokes its Article 50 notification. The U.K. Parliament has rejected the withdrawal agreement on three occasions, and it remains unclear if sufficient changes are possible to enable U.K. Parliamentary support, though the new U.K. Prime Minister is continuing negotiations with the E.U. We have prepared the structure of our European operations for a range of potential outcomes, including for the possibility that the U.K. leaves the E.U. without ratifying a withdrawal agreement, and we expect to be able to continue to serve our clients and customers under each of these potential outcomes.
For more information on the U.K.’s withdrawal from the E.U., our related preparations and the potential impact on our operations, see “Quantitative and Qualitative Disclosures about Risk—Country Risk” herein, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Other Matters” and “Risk Factors— International Risk” in the 2018 Form 10-K.

June 2019 Form 10-Q	28

Management’s Discussion and Analysis

Expected Replacement of London Interbank Offered Rate and Replacement or Reform of Other Interest Rates
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR and replacements or reforms of other interest rate benchmarks, such as EURIBOR and EONIA (collectively, the “IBORs”). During the second quarter of 2019, we issued floating rate debt using the Secured Overnight Financing Rate (“SOFR”), which is the alternative rate to U.S. dollar LIBOR selected by the Alternative Reference Rates Committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York.
Our transition plan includes a number of key steps, including continued engagement with central bank and industry working groups and regulators (including participation and leadership on key committees), active client engagement, internal operational readiness, and risk management, among other things, to promote the transition to alternative reference rates.  We have established a firm-wide initiative to identify, assess and monitor risks associated with the expected discontinuation or unavailability of IBORs and/or reform of interest rate benchmarks. This includes taking steps to update operational processes (including to support alternative reference rates) and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.
For a further discussion of the expected replacement of the IBORs and/or reform of interest rate benchmarks, and the related risks and our transition plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” and “Risk Factors—Risk Management,” respectively, in the 2018 Form 10-K.

29	June 2019 Form 10-Q

Quantitative and Qualitative Disclosures about Risk

Management believes effective risk management is vital to the success of our business activities. For a discussion of our risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2018 Form 10-K

Market Risk
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
For information regarding our VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks— Value-at-Risk” in the 2018 Form 10-K.
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

95%/One-Day Management VaR

	Three Months Ended
	June 30, 2019
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$30	$31	$35	$28
Equity price	14	16	20	13
Foreign exchange rate	15	16	19	14
Commodity price	13	10	13	9
Less: Diversification benefit[1]	(32)	(32)	N/A	N/A
Primary Risk Categories	$40	$41	$44	$37
Credit Portfolio	16	17	18	16
Less: Diversification benefit[1]	(10)	(12)	N/A	N/A
Total Management VaR	$46	$46	$51	$42

	Three Months Ended
	March 31, 2019
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$32	$32	$39	$26
Equity price	15	16	19	12
Foreign exchange rate	15	14	16	11
Commodity price	9	10	12	9
Less: Diversification benefit[1]	(32)	(32)	N/A	N/A
Primary Risk Categories	$39	$40	$48	$36
Credit Portfolio	17	16	18	14
Less: Diversification benefit[1]	(12)	(10)	N/A	N/A
Total Management VaR	$44	$46	$55	$42

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

Average total Management VaR and average Management VaR for the Primary Risk Categories were relatively unchanged from the three-months ended March 31, 2019.
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

June 2019 Form 10-Q	30

Risk Disclosures

We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There were four days with trading losses in the current quarter, none of which exceeded VaR.
Daily 95%/One-Day Total Management VaR for the Current Quarter1
($ in millions)

Number of Days
42
19
4
0
0
<$40
$40 to $45
$45 to $50
$50 to $55
>$55

1.	The average 95%/one-day total Management VaR for the current quarter was $46 million.
Daily Net Trading Revenues for the Current Quarter
($ in millions)

Number of Days
0
4
20
30
8
3
0
<$(25)
$(25) to $0
$0 to $25
$25 to $50
$50 to $75
$75 to $100
>$100

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
Credit Spread Risk Sensitivity1

$ in millions	At June 30, 2019	At March 31, 2019
Derivatives	$6	$6
Funding liabilities[2]	40	37

1.	Amounts represent the potential gain for each 1 bps widening of our credit spread.

2.	Relates to structured note liabilities carried at fair value.

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At June 30, 2019	At March 31, 2019
Basis point change
+100	$273	$274
-100	(722)	(619)
The previous table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for our U.S. Bank Subsidiaries. These shocks are applied to our 12-month forecast for our U.S. Bank Subsidiaries, which incorporates market expectations of interest rates and our forecasted business activity.
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates in the minus 100 basis point scenario between June 30, 2019 and March 31, 2019 is primarily driven by lower market rates, partially offset by the effect of changes in the mix of our assets and liabilities.

31	June 2019 Form 10-Q

Risk Disclosures

Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At June 30, 2019	At March 31, 2019
Investments related to Investment Management activities	$333	$334
Other investments:
MUMSS	169	164
Other Firm investments	194	187
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

Loans and Lending Commitments

	At June 30, 2019
$ in millions	IS	WM	IM1	Total
Corporate	$23,970	$16,308	$5	$40,283
Consumer	—	29,196	—	29,196
Residential real estate	—	28,595	—	28,595
Commercial real estate	7,336	—	—	7,336
Loans held for investment, gross of allowance	31,306	74,099	5	105,410
Allowance for loan losses	(219)	(46)	—	(265)
Loans held for investment, net of allowance	31,087	74,053	5	105,145
Corporate	14,132	—	—	14,132
Residential real estate	—	21	—	21
Commercial real estate	1,603	—	—	1,603
Loans held for sale	15,735	21	—	15,756
Corporate	8,219	—	22	8,241
Residential real estate	1,274	—	—	1,274
Commercial real estate	1,541	—	—	1,541
Loans held at fair value	11,034	—	22	11,056
Total loans	57,856	74,074	27	131,957
Lending commitments[2]	114,012	12,310	—	126,322
Total loans and lending commitments[2]	$171,868	$86,384	$27	$258,279

	At December 31, 2018
$ in millions	IS	WM	IM1	Total
Corporate	$20,020	$16,884	$5	$36,909
Consumer	—	27,868	—	27,868
Residential real estate	—	27,466	—	27,466
Commercial real estate[3]	7,810	—	—	7,810
Loans held for investment, gross of allowance	27,830	72,218	5	100,053
Allowance for loan losses	(193)	(45)	—	(238)
Loans held for investment, net of allowance	27,637	72,173	5	99,815
Corporate	13,886	—	—	13,886
Residential real estate	1	21	—	22
Commercial real estate[3]	1,856	—	—	1,856
Loans held for sale	15,743	21	—	15,764
Corporate	9,150	—	21	9,171
Residential real estate	1,153	—	—	1,153
Commercial real estate[3]	601	—	—	601
Loans held at fair value	10,904	—	21	10,925
Total loans	54,284	72,194	26	126,504
Lending commitments[2]	95,065	10,663	—	105,728
Total loans and lending commitments[2]	$149,349	$82,857	$26	$232,232

1.	Investment Management business segment loans are entered into in conjunction with certain investment advisory activities.

2.	Due to the nature of our obligations under the commitments, these amounts include certain commitments participated to third parties.

3.	Beginning in 2019, loans previously referred to as Wholesale real estate are referred to as Commercial real estate.

We provide loans and lending commitments to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, we purchase loans in the secondary market. In the balance sheets, these loans and

June 2019 Form 10-Q	32

Risk Disclosures

lending commitments are carried as held for investment, which are recorded at amortized cost; as held for sale, which are recorded at the lower of cost or fair value; or at fair value with changes in fair value recorded in earnings. Loans held for investment and loans held for sale are classified in Loans, and loans held at fair value are classified in Trading assets in the balance sheets. Total loans and lending commitments increased by approximately $26 billion since December 31, 2018 primarily due to increases in event-driven lending commitments within the Institutional Securities business segment as well as growth in securities-based lending and residential real estate loans within the Wealth Management business segment.
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
See Notes 3, 7 and 11 to the financial statements for further information.
Allowance for Loans and Lending Commitments Held for Investment

$ in millions	At June 30, 2019	At December 31, 2018
Loans	$265	$238
Lending commitments	221	203
Total allowance for loans and lending commitments	$486	$441
The aggregate allowance for loans and lending commitments increased in the current year period primarily due to growth in loans and lending commitments within the Institutional Securities business segment. See Notes 7 and 11 to the financial statements for further information.
Status of Loans Held for Investment

	At June 30, 2019		At December 31, 2018
	IS	WM	IS	WM
Current	99.2%	99.9%	99.8%	99.9%
Nonaccrual[1]	0.8%	0.1%	0.2%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Institutional Securities Loans and Lending Commitments1

	At June 30, 2019
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$333	$51	$—	$5	$389
A	540	1,388	941	259	3,128
BBB	2,278	5,281	3,553	434	11,546
NIG	9,232	15,372	10,852	4,194	39,650
Unrated[2]	51	87	332	2,673	3,143
Total loans	12,434	22,179	15,678	7,565	57,856
Lending commitments
AAA	90	50	—	—	140
AA	2,262	1,382	2,420	—	6,064
A	3,432	5,814	9,482	628	19,356
BBB	17,659	13,294	20,052	192	51,197
NIG	4,408	10,983	15,305	6,484	37,180
Unrated[2]	—	14	51	10	75
Total lending commitments	27,851	31,537	47,310	7,314	114,012
Total exposure	$40,285	$53,716	$62,988	$14,879	$171,868

	At December 31, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$7	$430	$—	$19	$456
A	565	1,580	858	267	3,270
BBB	3,775	4,697	4,251	495	13,218
NIG	7,151	12,882	9,313	5,889	35,235
Unrated[2]	88	95	160	1,762	2,105
Total loans	11,586	19,684	14,582	8,432	54,284
Lending commitments
AAA	90	75	—	—	165
AA	2,491	1,177	2,863	—	6,531
A	2,892	6,006	9,895	502	19,295
BBB	2,993	11,825	19,461	638	34,917
NIG	1,681	10,604	16,075	5,751	34,111
Unrated[2]	8	—	38	—	46
Total lending commitments	10,155	29,687	48,332	6,891	95,065
Total exposure	$21,741	$49,371	$62,914	$15,323	$149,349

NIG–Non-investment grade

1.	Obligor credit ratings are internally determined by CRM.

2.
Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of market risk. For a further discussion of our market risk, see “Market Risk” herein.

33	June 2019 Form 10-Q

Risk Disclosures

Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At June 30, 2019	At December 31, 2018
Industry
Financials	$36,429	$32,655
Real estate	28,036	24,133
Healthcare	24,696	10,158
Communications services	13,063	11,244
Industrials	12,826	13,701
Consumer discretionary	10,790	8,314
Energy	9,998	9,847
Utilities	9,294	9,856
Information technology	8,213	9,896
Consumer staples	7,413	7,921
Materials	5,740	5,969
Insurance	3,652	3,744
Other	1,718	1,911
Total	$171,868	$149,349
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
We also participate in securitization activities, whereby we extend short- or long-term collateralized lines of credit and term loans with various types of collateral, including residential real estate, commercial real estate, corporate and financial assets. These collateralized loans and lending commitments generally provide for overcollateralization. Credit risk with respect respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement or a decline in the underlying collateral value. The Firm monitors collateral levels against the requirements of lending agreements. See Note 12 to the financial statements for information about our securitization activities.

Institutional Securities Corporate Loans1

$ in millions	At June 30, 2019	At December 31, 2018
Corporate relationship and event-driven lending[2]	$13,395	$13,317
Secured lending facilities[3]	24,919	21,408
Securities-based lending and other[4]	8,007	8,331
Total Corporate	$46,321	$43,056

1.	Amounts include loans held for investment, loans held for sale and loans measured at fair value. Loans at fair value are included in Trading assets in the balance sheets.

2.
Relationship and event-driven loans typically consist of revolving lines of credit, term loans and bridge loans. For additional information on event-driven loans, see “Institutional Securities Event-Driven Loans and Lending Commitments” herein.

3.	Secured lending facilities includes loans provided to clients to warehouse loans secured by underlying real estate and other assets.

4.	Securities-based lending and other includes financing extended to sales and trading customers and corporate loans purchased in the secondary market.

Institutional Securities Event-Driven Loans and Lending Commitments

	At June 30, 2019
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$2,046	$655	$477	$2,103	$5,281
Lending commitments	17,128	2,545	2,684	4,631	26,988
Total loans and lending commitments	$19,174	$3,200	$3,161	$6,734	$32,269

	At December 31, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$2,582	$287	$656	$1,618	$5,143
Lending commitments	1,506	2,456	2,877	3,658	10,497
Total loans and lending commitments	$4,088	$2,743	$3,533	$5,276	$15,640
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
Wealth Management Loans and Lending Commitments

	At June 30, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$39,077	$2,910	$2,391	$1,103	$45,481
Residential real estate loans	6	22	—	28,565	28,593
Total loans	$39,083	$2,932	$2,391	$29,668	$74,074
Lending commitments	9,544	2,191	302	273	12,310
Total loans and lending commitments	$48,627	$5,123	$2,693	$29,941	$86,384
Securities-based lending—LAL platform loans					$34,852

June 2019 Form 10-Q	34

Risk Disclosures

	At December 31, 2018
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$38,144	$3,573	$2,004	$1,006	$44,727
Residential real estate loans	—	30	1	27,436	27,467
Total loans	$38,144	$3,603	$2,005	$28,442	$72,194
Lending commitments	9,197	1,151	42	273	10,663
Total loans and lending commitments	$47,341	$4,754	$2,047	$28,715	$82,857
Securities-based lending—LAL platform loans					$33,247

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
For the current year period, Loans and Lending commitments associated with the Wealth Management business segment were relatively unchanged.
Customer and Other Receivables
Margin Loans

	At June 30, 2019
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$16,719	$10,169	$26,888

	At December 31, 2018
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$14,842	$11,383	$26,225
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
Employee Loans

$ in millions	At June 30, 2019	At December 31, 2018
Balance	$2,975	$3,415
Allowance for loan losses	(63)	(63)
Balance, net	$2,912	$3,352
Remaining repayment term, weighted average in years	4.7	4.3

Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments. We establish an allowance for loan amounts we do not consider recoverable, and the related provision is recorded in Compensation and benefits expense.

Derivatives

Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At June 30, 2019
<1 year	$492	$5,292	$35,922	$17,355	$6,419	$65,480
1-3 years	435	2,095	23,569	11,878	7,907	45,884
3-5 years	597	2,381	11,932	7,554	2,914	25,378
Over 5 years	3,807	12,271	80,793	43,529	13,037	153,437
Total, gross	$5,331	$22,039	$152,216	$80,316	$30,277	$290,179
Counterparty netting	(2,068)	(13,417)	(122,370)	(59,551)	(18,089)	(215,495)
Cash and securities collateral	(3,072)	(6,632)	(22,953)	(15,823)	(8,513)	(56,993)
Total, net	$191	$1,990	$6,893	$4,942	$3,675	$17,691

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2018
<1 year	$878	$7,430	$38,718	$15,009	$7,183	$69,218
1-3 years	664	2,362	22,239	10,255	7,097	42,617
3-5 years	621	2,096	11,673	6,014	2,751	23,155
Over 5 years	3,535	9,725	67,166	36,087	11,112	127,625
Total, gross	$5,698	$21,613	$139,796	$67,365	$28,143	$262,615
Counterparty netting	(2,325)	(13,771)	(113,045)	(49,658)	(16,681)	(195,480)
Cash and securities collateral	(3,214)	(5,766)	(21,931)	(12,702)	(8,269)	(51,882)
Total, net	$159	$2,076	$4,820	$5,005	$3,193	$15,253

$ in millions	At June 30, 2019	At December 31, 2018
Industry
Financials	$5,118	$4,480
Utilities	4,819	4,324
Healthcare	1,233	787
Industrials	1,151	1,335
Regional governments	984	779
Information technology	847	695
Not-for-profit organizations	704	583
Consumer discretionary	480	188
Sovereign governments	471	385
Energy	418	199
Materials	391	275
Communications services	368	373
Real estate	256	283
Insurance	195	235
Consumer staples	129	216
Other	127	116
Total	$17,691	$15,253

1.	Obligor credit ratings are determined internally by CRM.

35	June 2019 Form 10-Q

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

Top 10 Non-U.S. Country Exposures at June 30, 2019

United Kingdom
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(401)	$763	$362
Net counterparty exposure[2]	37	9,590	9,627
Loans	—	2,632	2,632
Lending commitments	—	4,602	4,602
Exposure before hedges	(364)	17,587	17,223
Hedges[3]	(312)	(1,205)	(1,517)
Net exposure	$(676)	$16,382	$15,706

Japan
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$4,534	$283	$4,817
Net counterparty exposure[2]	45	3,675	3,720
Loans	—	325	325
Exposure before hedges	4,579	4,283	8,862
Hedges[3]	(78)	(116)	(194)
Net exposure	$4,501	$4,167	$8,668

Germany
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(950)	$48	$(902)
Net counterparty exposure[2]	162	3,086	3,248
Loans	—	1,129	1,129
Lending commitments	—	3,233	3,233
Exposure before hedges	(788)	7,496	6,708
Hedges[3]	(268)	(833)	(1,101)
Net exposure	$(1,056)	$6,663	$5,607

Spain
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(181)	$(31)	$(212)
Net counterparty exposure[2]	—	244	244
Loans	—	3,420	3,420
Lending commitments	—	2,061	2,061
Exposure before hedges	(181)	5,694	5,513
Hedges[3]	—	(130)	(130)
Net exposure	$(181)	$5,564	$5,383

Canada
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$643	$21	$664
Net counterparty exposure[2]	18	1,894	1,912
Loans	—	197	197
Lending commitments	—	1,384	1,384
Exposure before hedges	661	3,496	4,157
Hedges[3]	—	(136)	(136)
Net exposure	$661	$3,360	$4,021

June 2019 Form 10-Q	36

Risk Disclosures

France
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(767)	$(466)	$(1,233)
Net counterparty exposure[2]	—	2,578	2,578
Loans	—	605	605
Lending commitments	—	2,192	2,192
Exposure before hedges	(767)	4,909	4,142
Hedges[3]	(6)	(558)	(564)
Net exposure	$(773)	$4,351	$3,578

China
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$183	$727	$910
Net counterparty exposure[2]	79	211	290
Loans	—	1,510	1,510
Lending commitments	—	881	881
Exposure before hedges	262	3,329	3,591
Hedges[3]	(112)	(49)	(161)
Net exposure	$150	$3,280	$3,430

Ireland
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$50	$532	$582
Net counterparty exposure[2]	—	218	218
Loans	—	2,085	2,085
Lending commitments	—	293	293
Exposure before hedges	50	3,128	3,178
Hedges[3]	(30)	—	(30)
Net exposure	$20	$3,128	$3,148

Brazil
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$2,566	$77	$2,643
Net counterparty exposure[2]	—	72	72
Loans	—	40	40
Lending commitments	—	269	269
Exposure before hedges	2,566	458	3,024
Hedges[3]	(12)	(18)	(30)
Net exposure	$2,554	$440	$2,994

India
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,503	$661	$2,164
Net counterparty exposure[2]	—	537	537
Loans	—	246	246
Exposure before hedges	1,503	1,444	2,947
Net exposure	$1,503	$1,444	$2,947

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

Additional Information—Top 10 Non-U.S. Country Exposures

Benefit of Collateral Received against Net Counterparty Exposure

$ in millions		At June 30, 2019
Counterparty credit exposure	Collateral[1]
Germany	Germany and France	$11,245
United Kingdom	U.K., U.S. and Japan	9,856
Other	Japan, France and Spain	15,958

1.	Collateral primarily consists of cash and government obligations.
Country Risk Exposures Related to the U.K.
At June 30, 2019, our country risk exposures in the U.K. included net exposures of $15,706 million as shown in the Top 10 Country Exposures table, and overnight deposits of $5,692 million. The $16,382 million of exposures to non-sovereigns were diversified across both names and sectors. Of these exposures, $6,654 million were to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $3,250 million were to geographically diversified counterparties, and $5,749 million were to exchanges and clearinghouses.
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

37	June 2019 Form 10-Q

Risk Disclosures

support and control groups (e.g., information technology and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk” in the 2018 Form 10-K.
Model Risk
Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision making, or damage to a firm’s reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Risk—Model Risk” in the 2018 Form 10-K.

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

June 2019 Form 10-Q	38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of June 30, 2019, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and six-month periods ended June 30, 2019 and 2018, and the cash flow statements for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
August 5, 2019

39	June 2019 Form 10-Q

Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2019	2018	2019	2018
Revenues
Investment banking	$1,590	$1,793	$2,832	$3,427
Trading	2,732	3,293	6,173	7,063
Investments	441	147	714	273
Commissions and fees	979	1,039	1,945	2,212
Asset management	3,220	3,189	6,269	6,381
Other	253	243	554	450
Total non-interest revenues	9,215	9,704	18,487	19,806
Interest income	4,506	3,294	8,796	6,154
Interest expense	3,477	2,388	6,753	4,273
Net interest	1,029	906	2,043	1,881
Net revenues	10,244	10,610	20,530	21,687
Non-interest expenses
Compensation and benefits	4,531	4,621	9,182	9,535
Occupancy and equipment	353	346	700	682
Brokerage, clearing and exchange fees	630	609	1,223	1,236
Information processing and communications	538	496	1,070	974
Marketing and business development	162	179	303	319
Professional services	537	580	1,051	1,090
Other	590	670	1,143	1,322
Total non-interest expenses	7,341	7,501	14,672	15,158
Income from continuing operations before income taxes	2,903	3,109	5,858	6,529
Provision for income taxes	657	640	1,144	1,354
Income from continuing operations	2,246	2,469	4,714	5,175
Income (loss) from discontinued operations, net of income taxes	—	(2)	—	(4)
Net income	$2,246	$2,467	$4,714	$5,171
Net income applicable to noncontrolling interests	45	30	84	66
Net income applicable to Morgan Stanley	$2,201	$2,437	$4,630	$5,105
Preferred stock dividends and other	170	170	263	263
Earnings applicable to Morgan Stanley common shareholders	$2,031	$2,267	$4,367	$4,842
Earnings per common share
Basic	$1.24	$1.32	$2.65	$2.80
Diluted	$1.23	$1.30	$2.62	$2.75
Average common shares outstanding
Basic	1,634	1,720	1,646	1,730
Diluted	1,655	1,748	1,666	1,760

June 2019 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Net income	$2,246	$2,467	$4,714	$5,171
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$65	$(192)	$43	$(75)
Change in net unrealized gains (losses) on available-for-sale securities	609	(126)	1,038	(536)
Pension, postretirement and other	3	6	4	11
Change in net debt valuation adjustment	(246)	639	(866)	1,090
Total other comprehensive income (loss)	$431	$327	$219	$490
Comprehensive income	$2,677	$2,794	$4,933	$5,661
Net income applicable to noncontrolling interests	45	30	84	66
Other comprehensive income (loss) applicable to noncontrolling interests	9	(9)	(22)	63
Comprehensive income applicable to Morgan Stanley	$2,623	$2,773	$4,871	$5,532

See Notes to Consolidated Financial Statements	41	June 2019 Form 10-Q

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At June 30, 2019	At December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$38,257	$30,541
Interest bearing deposits with banks	10,888	21,299
Restricted cash	30,435	35,356
Trading assets at fair value ($118,200 and $120,437 were pledged to various parties)	286,965	266,299
Investment securities (includes $63,038 and $61,061 at fair value)	103,066	91,832
Securities purchased under agreements to resell (includes $4 and $— at fair value)	85,398	98,522
Securities borrowed	133,580	116,313
Customer and other receivables	53,381	53,298
Loans:
Held for investment (net of allowance of $265 and $238)	105,145	99,815
Held for sale	15,756	15,764
Goodwill	7,158	6,688
Intangible assets (net of accumulated amortization of $3,044 and $2,877)	2,276	2,163
Other assets	19,654	15,641
Total assets	$891,959	$853,531
Liabilities
Deposits (includes $934 and $442 at fair value)	$176,593	$187,820
Trading liabilities at fair value	139,405	126,747
Securities sold under agreements to repurchase (includes $658 and $812 at fair value)	62,294	49,759
Securities loaned	10,325	11,908
Other secured financings (includes $8,476 and $5,245 at fair value)	11,981	9,466
Customer and other payables	192,098	179,559
Other liabilities and accrued expenses	18,570	17,204
Borrowings (includes $61,509 and $51,184 at fair value)	197,848	189,662
Total liabilities	809,114	772,125
Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,658,805,108 and 1,699,828,943	20	20
Additional paid-in capital	23,446	23,794
Retained earnings	67,588	64,175
Employee stock trusts	2,889	2,836
Accumulated other comprehensive income (loss)	(2,051)	(2,292)
Common stock held in treasury at cost, $0.01 par value (380,088,871 and 339,065,036 shares)	(15,799)	(13,971)
Common stock issued to employee stock trusts	(2,889)	(2,836)
Total Morgan Stanley shareholders’ equity	81,724	80,246
Noncontrolling interests	1,121	1,160
Total equity	82,845	81,406
Total liabilities and equity	$891,959	$853,531

June 2019 Form 10-Q	42	See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Total Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

$ in millions	2019	2018	2019	2018
Preferred Stock
Beginning and ending balance	$8,520	$8,520	$8,520	$8,520
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	23,178	23,260	23,794	23,545
Share-based award activity	268	194	(350)	(91)
Other net increases	—	—	2	—
Ending balance	23,446	23,454	23,446	23,454
Retained Earnings
Beginning balance	66,061	60,009	64,175	57,577
Cumulative adjustments for accounting changes[1]	—	—	63	306
Net income applicable to Morgan Stanley	2,201	2,437	4,630	5,105
Preferred stock dividends[2]	(170)	(170)	(263)	(263)
Common stock dividends[2]	(504)	(441)	(1,017)	(890)
Ending balance	67,588	61,835	67,588	61,835
Employee Stock Trusts
Beginning balance	3,000	2,907	2,836	2,907
Share-based award activity	(111)	(78)	53	(78)
Ending balance	2,889	2,829	2,889	2,829
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(2,473)	(3,406)	(2,292)	(3,060)
Cumulative adjustments for accounting changes[1]	—	—	—	(437)
Net change in Accumulated other comprehensive income (loss)	422	336	241	427
Ending balance	(2,051)	(3,070)	(2,051)	(3,070)
Common Stock Held In Treasury at Cost
Beginning balance	(14,582)	(10,369)	(13,971)	(9,211)
Share-based award activity	47	24	1,081	734
Repurchases of common stock and employee tax withholdings	(1,264)	(1,305)	(2,909)	(3,173)
Ending balance	(15,799)	(11,650)	(15,799)	(11,650)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(3,000)	(2,907)	(2,836)	(2,907)
Share-based award activity	111	78	(53)	78
Ending balance	(2,889)	(2,829)	(2,889)	(2,829)
Non-Controlling Interests
Beginning balance	1,168	1,455	1,160	1,075
Net income applicable to non-controlling interests	45	30	84	66
Net change in Accumulated other comprehensive income (loss)	9	(9)	(22)	63
Other net increases (decreases)	(101)	(79)	(101)	193
Ending balance	1,121	1,397	1,121	1,397
Total Equity	$82,845	$80,506	$82,845	$80,506

1.	Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during the current and prior year periods. See Notes 2 and 14 for further information.

2.	See Note 14 for information regarding dividends per share for common stock and each class of preferred stock.

See Notes to Consolidated Financial Statements	43	June 2019 Form 10-Q

Consolidated Cash Flow Statements (Unaudited)

	Six Months Ended June 30,
$ in millions	2019	2018
Cash flows from operating activities
Net income	$4,714	$5,171
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	592	526
Depreciation and amortization	1,333	907
(Release of) Provision for credit losses on lending activities	54	(29)
Other operating adjustments	(121)	18
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	2,621	39,106
Securities borrowed	(17,267)	(29,238)
Securities loaned	(1,583)	(872)
Customer and other receivables and other assets	48	(9,279)
Customer and other payables and other liabilities	11,522	9,053
Securities purchased under agreements to resell	13,124	(9,670)
Securities sold under agreements to repurchase	12,535	(5,774)
Net cash provided by (used for) operating activities	27,572	(81)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(1,008)	(908)
Changes in loans, net	(4,886)	(4,560)
Investment securities:
Purchases	(26,061)	(12,388)
Proceeds from sales	9,869	2,231
Proceeds from paydowns and maturities	5,040	6,469
Other investing activities	(776)	(147)
Net cash provided by (used for) investing activities	(17,822)	(9,303)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	214	(2,275)
Deposits	(11,227)	13,366
Proceeds from issuance of Borrowings	16,692	28,234
Payments for:
Borrowings	(18,513)	(22,981)
Repurchases of common stock and employee tax withholdings	(2,909)	(3,173)
Cash dividends	(1,412)	(1,115)
Other financing activities	(106)	(230)
Net cash provided by (used for) financing activities	(17,261)	11,826
Effect of exchange rate changes on cash and cash equivalents	(105)	(1,248)
Net increase (decrease) in cash and cash equivalents	(7,616)	1,194
Cash and cash equivalents, at beginning of period	87,196	80,395
Cash and cash equivalents, at end of period	$79,580	$81,589

Cash and cash equivalents:
Cash and due from banks	$38,257	$30,176
Interest bearing deposits with banks	10,888	18,707
Restricted cash	30,435	32,706
Cash and cash equivalents, at end of period	$79,580	$81,589

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$6,311	$3,934
Income taxes, net of refunds	1,115	790

June 2019 Form 10-Q	44	See Notes to Consolidated Financial Statements

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
For a discussion of the Firm’s significant regulated U.S. and international subsidiaries and its involvement with VIEs, see Note 1 to the financial statements in the 2018 Form 10-K.

45	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies, see Note 2 to the financial statements in the 2018 Form 10-K.
During the six months ended June 30, 2019 (“current year period”), there were no significant revisions to the Firm’s significant accounting policies, other than for the accounting updates adopted.
Accounting Updates Adopted
The Firm adopted the following accounting updates on January 1, 2019. Prior periods are presented under previous policies.
Leases
The Firm adopted Leases, and recognized leases with terms exceeding one year in the June 30, 2019 balance sheet as right-of-use (“ROU”) assets and corresponding liabilities. The adoption resulted in an increase to Retained earnings of approximately $63 million, net of tax, related to deferred revenue from previously recorded sale-leaseback transactions. At transition on January 1, 2019, the adoption also resulted in a balance sheet gross-up of approximately $4 billion reflected in Other assets and Other liabilities and accrued expenses. See Note 11 for lease disclosures, including amounts reflected in the June 30, 2019 balance sheet. Prior period amounts were not restated.
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

3. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$55,358	$27,102	$5	$—	$82,465
Other sovereign government obligations	32,032	5,221	10	—	37,263
State and municipal securities	—	3,335	16	—	3,351
MABS	—	1,471	480	—	1,951
Loans and lending commitments[2]	—	5,452	5,604	—	11,056
Corporate and other debt	—	19,872	1,364	—	21,236
Corporate equities[3]	90,741	463	98	—	91,302
Derivative and other contracts:
Interest rate	3,158	190,360	1,359	—	194,877
Credit	—	5,540	786	—	6,326
Foreign exchange	15	56,361	21	—	56,397
Equity	1,632	41,040	1,401	—	44,073
Commodity and other	1,081	9,200	3,042	—	13,323
Netting[1]	(4,645)	(228,574)	(1,073)	(47,940)	(282,232)
Total derivative and other contracts	1,241	73,927	5,536	(47,940)	32,764
Investments[4]	516	275	785	—	1,576
Physical commodities	—	908	—	—	908
Total trading assets[4]	179,888	138,026	13,898	(47,940)	283,872
Investment securities—AFS	33,692	29,346	—	—	63,038
Securities purchased under agreements to resell	—	4	—	—	4
Total assets at fair value	$213,580	$167,376	$13,898	$(47,940)	$346,914

June 2019 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

	At June 30, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$796	$138	$—	$934
Trading liabilities:
U.S. Treasury and agency securities	12,309	423	—	—	12,732
Other sovereign government obligations	22,769	1,960	1	—	24,730
Corporate and other debt	—	7,753	2	—	7,755
Corporate equities[3]	61,937	198	33	—	62,168
Derivative and other contracts:
Interest rate	2,872	179,899	543	—	183,314
Credit	—	5,967	924	—	6,891
Foreign exchange	7	59,147	50	—	59,204
Equity	1,366	41,795	3,116	—	46,277
Commodity and other	1,246	6,779	1,181	—	9,206
Netting[1]	(4,645)	(228,574)	(1,073)	(38,580)	(272,872)
Total derivative and other contracts	846	65,013	4,741	(38,580)	32,020
Total trading liabilities	97,861	75,347	4,777	(38,580)	139,405
Securities sold under agreements to repurchase	—	658	—	—	658
Other secured financings	—	8,322	154	—	8,476
Borrowings	—	57,570	3,939	—	61,509
Total liabilities at fair value	$97,861	$142,693	$9,008	$(38,580)	$210,982

	At December 31, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$38,767	$29,594	$54	$—	$68,415
Other sovereign government obligations	28,395	5,529	17	—	33,941
State and municipal securities	—	3,161	148	—	3,309
MABS	—	2,154	354	—	2,508
Loans and lending commitments[2]	—	4,055	6,870	—	10,925
Corporate and other debt	—	18,129	1,076	—	19,205
Corporate equities[3]	93,626	522	95	—	94,243
Derivative and other contracts:
Interest rate	2,793	155,027	1,045	—	158,865
Credit	—	5,707	421	—	6,128
Foreign exchange	62	63,023	161	—	63,246
Equity	1,256	45,596	1,022	—	47,874
Commodity and other	963	8,517	2,992	—	12,472
Netting[1]	(4,151)	(210,190)	(896)	(44,175)	(259,412)
Total derivative and other contracts	923	67,680	4,745	(44,175)	29,173
Investments[4]	412	293	757	—	1,462
Physical commodities	—	536	—	—	536
Total trading assets[4]	162,123	131,653	14,116	(44,175)	263,717
Investment securities—AFS	36,399	24,662	—	—	61,061
Intangible assets	—	5	—	—	5
Total assets at fair value	$198,522	$156,320	$14,116	$(44,175)	$324,783

47	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$415	$27	$—	$442
Trading liabilities:
U.S. Treasury and agency securities	11,272	543	—	—	11,815
Other sovereign government obligations	21,391	1,454	—	—	22,845
Corporate and other debt	—	8,550	1	—	8,551
Corporate equities[3]	56,064	199	15	—	56,278
Derivative and other contracts:
Interest rate	2,927	142,746	427	—	146,100
Credit	—	5,772	381	—	6,153
Foreign exchange	41	63,379	86	—	63,506
Equity	1,042	47,091	2,507	—	50,640
Commodity and other	1,228	6,872	940	—	9,040
Netting[1]	(4,151)	(210,190)	(896)	(32,944)	(248,181)
Total derivative and other contracts	1,087	55,670	3,445	(32,944)	27,258
Total trading liabilities	89,814	66,416	3,461	(32,944)	126,747
Securities sold under agreements to repurchase	—	812	—	—	812
Other secured financings	—	5,037	208	—	5,245
Borrowings	—	47,378	3,806	—	51,184
Total liabilities at fair value	$89,814	$120,058	$7,502	$(32,944)	$184,430

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

2.	For a further breakdown by type, see the following Breakdown of Loans and Lending Commitments at Fair Value table.

3.	For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.

4.
Amounts exclude certain investments that are measured based on NAV per share, which are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Net Asset Value Measurements—Fund Interests” herein.

Breakdown of Loans and Lending Commitments at Fair Value

$ in millions	At June 30, 2019	At December 31, 2018
Corporate	$8,241	$9,171
Residential real estate	1,274	1,153
Commercial real estate	1,541	601
Total	$11,056	$10,925

Unsettled Fair Value of Futures Contracts1

$ in millions	At June 30, 2019	At December 31, 2018
Customer and other receivables, net	$507	$615

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.
For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the financial statements in the 2018 Form 10-K. During the current year period, there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Assets at Fair value
U.S. Treasury and agency securities
Beginning balance	$7	$—	$54	$—
Purchases	5	—	5	—
Sales	(4)	—	(54)	—
Net transfers	(3)	—	—	—
Ending balance	$5	$—	$5	$—
Unrealized gains (losses)	$—	$—	$—	$—
Other sovereign government obligations
Beginning balance	$5	$7	$17	$1
Realized and unrealized gains (losses)	—	(3)	—	—
Purchases	8	2	8	4
Sales	(3)	(1)	(4)	—
Net transfers	—	—	(11)	—
Ending balance	$10	$5	$10	$5
Unrealized gains (losses)	$—	$—	$—	$—
State and municipal securities
Beginning balance	$12	$2	$148	$8
Realized and unrealized gains (losses)	—	—	—	—
Purchases	15	1	15	1
Sales	(11)	(1)	(43)	(7)
Net transfers	—	—	(104)	—
Ending balance	$16	$2	$16	$2
Unrealized gains (losses)	$—	$—	$—	$—
MABS
Beginning balance	$301	$342	$354	$423
Realized and unrealized gains (losses)	(5)	—	3	76
Purchases	52	35	63	74
Sales	(43)	(88)	(133)	(282)
Settlements	(19)	(7)	(22)	(12)
Net transfers	194	45	215	48
Ending balance	$480	$327	$480	$327
Unrealized gains (losses)	$(12)	$(6)	$(24)	$—
Loans and lending commitments
Beginning balance	$6,343	$8,128	$6,870	$5,945
Realized and unrealized gains (losses)	73	(62)	44	(6)
Purchases and originations	957	1,726	1,548	3,841
Sales	(1,021)	(615)	(588)	(913)
Settlements	(733)	(1,781)	(1,487)	(1,531)
Net transfers	(15)	(473)	(783)	(413)
Ending balance	$5,604	$6,923	$5,604	$6,923
Unrealized gains (losses)	$66	$(78)	$44	$(61)

June 2019 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Corporate and other debt
Beginning balance	$1,061	$814	$1,076	$701
Realized and unrealized gains (losses)	86	37	161	43
Purchases	407	166	428	366
Sales	(101)	(194)	(267)	(165)
Settlements	(3)	(3)	(5)	(1)
Net transfers	(86)	(119)	(29)	(243)
Ending balance	$1,364	$701	$1,364	$701
Unrealized gains (losses)	$85	$5	$152	$6
Corporate equities
Beginning balance	$152	$233	$95	$166
Realized and unrealized gains (losses)	(12)	(4)	(10)	2
Purchases	21	21	28	43
Sales	(13)	(25)	(31)	(49)
Net transfers	(50)	(54)	16	9
Ending balance	$98	$171	$98	$171
Unrealized gains (losses)	$(10)	$(3)	$(7)	$(7)
Investments
Beginning balance	$974	$1,012	$757	$1,020
Realized and unrealized gains (losses)	26	(8)	38	23
Purchases	9	17	14	64
Sales	(32)	(28)	(36)	(133)
Net transfers	(192)	(52)	12	(33)
Ending balance	$785	$941	$785	$941
Unrealized gains (losses)	$29	$2	$38	$7
Net derivative and other contracts:
Interest rate
Beginning balance	$551	$670	$618	$1,218
Realized and unrealized gains (losses)	238	(75)	183	(1)
Purchases	53	61	59	69
Issuances	(19)	(24)	(30)	(51)
Settlements	(1)	(45)	(15)	(131)
Net transfers	(6)	(20)	1	(537)
Ending balance	$816	$567	$816	$567
Unrealized gains (losses)	$230	$(99)	$234	$(13)
Credit
Beginning balance	$(261)	$(30)	$40	$41
Realized and unrealized gains (losses)	30	111	217	(22)
Purchases	28	15	93	4
Issuances	(19)	(41)	(470)	(40)
Settlements	39	(57)	(8)	17
Net transfers	45	—	(10)	(2)
Ending balance	$(138)	$(2)	$(138)	$(2)
Unrealized gains (losses)	$30	$115	$224	$(28)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Foreign exchange
Beginning balance	$5	$(33)	$75	$(112)
Realized and unrealized gains (losses)	(33)	37	(154)	96
Purchases	—	—	—	—
Issuances	—	(19)	—	(46)
Settlements	(22)	(3)	(12)	46
Net transfers	21	(8)	62	(10)
Ending balance	$(29)	$(26)	$(29)	$(26)
Unrealized gains (losses)	$(37)	$43	$(45)	$28
Equity
Beginning balance	$(1,760)	$1,015	$(1,485)	$1,208
Realized and unrealized gains (losses)	86	51	(92)	163
Purchases	60	29	96	94
Issuances	(158)	(191)	(359)	(930)
Settlements	43	185	185	294
Net transfers	14	(2,624)	(60)	(2,364)
Ending balance	$(1,715)	$(1,535)	$(1,715)	$(1,535)
Unrealized gains (losses)	$70	$(14)	$(106)	$135
Commodity and other
Beginning balance	$2,106	$1,660	$2,052	$1,446
Realized and unrealized gains (losses)	(145)	170	(113)	392
Purchases	8	1	16	35
Issuances	(2)	(3)	(17)	(6)
Settlements	(106)	122	(183)	7
Net transfers	—	82	106	158
Ending balance	$1,861	$2,032	$1,861	$2,032
Unrealized gains (losses)	$(272)	$107	$(306)	$230
Liabilities at Fair Value
Deposits
Beginning balance	$99	$44	$27	$47
Realized and unrealized losses (gains)	6	(1)	12	(1)
Issuances	24	5	51	10
Settlements	(4)	—	(4)	(1)
Net transfers	13	(11)	52	(18)
Ending balance	$138	$37	$138	$37
Unrealized losses (gains)	$6	$(1)	$12	$(1)
Nonderivative trading liabilities
Beginning balance	$43	$39	$16	$25
Realized and unrealized losses (gains)	(9)	(3)	(10)	(6)
Purchases	(24)	(17)	(30)	(19)
Sales	11	7	28	22
Net transfers	15	(1)	32	3
Ending balance	$36	$25	$36	$25
Unrealized losses (gains)	$(9)	$(2)	$(10)	$(4)

49	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Securities sold under agreements to repurchase
Beginning balance	$—	$—	$—	$150
Net transfers	—	—	—	(150)
Ending balance	$—	$—	$—	$—
Unrealized losses (gains)	$—	$—	$—	$—
Other secured financings
Beginning balance	$153	$220	$208	$239
Realized and unrealized losses (gains)	2	(5)	6	(17)
Issuances	—	4	—	7
Settlements	(1)	(8)	(8)	(18)
Net transfers	—	(41)	(52)	(41)
Ending balance	$154	$170	$154	$170
Unrealized losses (gains)	$2	$(5)	$6	$(17)
Borrowings
Beginning balance	$3,775	$3,626	$3,806	$2,984
Realized and unrealized losses (gains)	172	(130)	444	(201)
Issuances	354	306	598	825
Settlements	(99)	(141)	(243)	(195)
Net transfers	(263)	(366)	(666)	(118)
Ending balance	$3,939	$3,295	$3,939	$3,295
Unrealized losses (gains)	$173	$(133)	$419	$(199)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	35	(16)	91	(119)

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

Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements

Valuation Techniques and Unobservable Inputs

	Balance / Range (Average)[1]
$ in millions, except inputs	At June 30, 2019	At December 31, 2018
Assets Measured at Fair Value on a Recurring Basis
MABS	$480	$354
Comparable pricing:
Bond price	1 to 97 points (50 points)	0 to 97 points (38 points)
Loans and lending commitments	$5,604	$6,870
Margin loan model:
Discount rate	1% to 6% (2%)	1% to 7% (2%)
Volatility skew	14% to 63% (21%)	19% to 56% (28%)
Credit Spread	10 to 63 bps (28 bps)	14 to 90 bps (36 bps)
Comparable pricing:
Loan price	76 to 103 points (94 points)	60 to 101 points (95 points)
Corporate and other debt	$1,364	$1,076
Comparable pricing:
Bond price	12 to 100 points (75 points)	12 to 100 points (72 points)
Discounted cash flow:
Recovery rate	27%	20%
Discount rate	N/M	15% to 21% (16%)
Option model:
At the money volatility	20%	24% to 78% (50%)
Corporate equities	$98	$95
Comparable pricing:
Equity price	100%	100%
Investments	$785	$757
Discounted cash flow:
WACC	14% to 17% (15%)	9% to 15% (10%)
Exit multiple	7 to 15 times (11 times)	7 to 10 times (10 times)
Market approach:
EBITDA multiple	6 to 25 times (11 times)	6 to 24 times (12 times)
Comparable pricing:
Equity price	75% to 100% (99%)	75% to 100% (96%)
Net derivative and other contracts:
Interest rate	$816	$618
Option model:
IR volatility skew	25% to 127% (74% / 63%)	22% to 95% (48% / 51%)
Contingency probability	90% to 95% (93% / 93%)	N/M
Inflation volatility	23% to 62% (43% / 40%)	23% to 65% (44% / 40%)
IR curve	1%	1%

June 2019 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average)[1]
$ in millions, except inputs	At June 30, 2019	At December 31, 2018
Credit	$(138)	$40
Comparable pricing:
Cash-synthetic basis	12 points	8 to 9 points (9 points)
Bond price	0 to 83 points (39 points)	0 to 75 points (26 points)
Credit spread	12 to 499 bps (100 bps)	246 to 499 bps (380 bps)
Funding spread	63 to 105 bps (95 bps)	47 to 98 bps (93 bps)
Correlation model:
Credit correlation	31% to 64% (38%)	36% to 69% (44%)
Foreign exchange[2]	$(29)	$75
Option model:
IR FX correlation	29% to 57% (46% / 46%)	53% to 56% (55% / 55%)
IR volatility skew	25% to 127% (74% / 63%)	22% to 95% (48% / 51%)
Contingency probability	67% to 97% (82% / 82%)	90% to 95% (93% / 95%)
Equity[2]	$(1,715)	$(1,485)
Option model:
At the money volatility	6% to 72% (36%)	17% to 63% (38%)
Volatility skew	-2% to 0% (-1%)	-2% to 0% (-1%)
Equity correlation	5% to 96% (71%)	5% to 96% (71%)
FX correlation	-60% to 55% (-17%)	-60% to 55% (-26%)
IR correlation	-7% to 44% (16% / 13%)	-7% to 45% (15% / 12%)
Commodity and other	$1,861	$2,052
Option model:
Forward power price	$4 to $118 ($28) per MWh	3 to $185 ($31) per MWh
Commodity volatility	7% to 213% (16%)	7% to 187% (17%)
Cross-commodity correlation	5% to 99% (93%)	5% to 99% (93%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$138	$27
Option Model:
At the money volatility	20% to 30% (22%)	N/M
Other secured financings	$154	$208
Discounted cash flow:
Funding spread	111 to 155 bps (133 bps)	103 to 193 bps (148 bps)
Option model:
Volatility skew	N/M	-1%
At the money volatility	10% to 40% (30%)	10% to 40% (25%)
Borrowings	$3,939	$3,806
Option model:
At the money volatility	6% to 35% (21%)	5% to 35% (22%)
Volatility skew	-1% to 0% (0%)	-2% to 0% (0%)
Equity correlation	38% to 94% (75%)	45% to 98% (85%)
Equity - FX correlation	-72% to 30% (-28%)	-75% to 50% (-27%)
IR Correlation	N/M	58% to 97% (85% / 91%)
IR FX Correlation	25% to 58% (38% / 34%)	28% to 58% (44% / 44%)

Balance / Range (Average)[1]
$ in millions, except inputs	At June 30, 2019	At December 31, 2018
Nonrecurring Fair Value Measurement
Loans	$1,298	$1,380
Corporate loan model:
Credit spread	58 to 448 bps (202 bps)	97 to 434 bps (181 bps)
Warehouse model:
Credit spread	264 to 271 bps (266 bps)	223 to 313 bps (247 bps)
Points—Percentage of par
IR—Interest rate
FX—Foreign exchange

1.
A single amount is disclosed for range and average when there is no significant difference between the minimum, maximum and average. Amounts represent weighted averages except where simple averages and the median of the inputs are more relevant.

2.	Includes derivative contracts with multiple risks (i.e., hybrid products).

The previous tables provide information for each major category of assets and liabilities measured at fair value on a recurring and nonrecurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. In general, there are no predictable relationships between multiple significant unobservable inputs attributable to a given valuation technique.
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 3 to the financial statements in the 2018 Form 10-K. During the current year period, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At June 30, 2019		At December 31, 2018
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$1,545	$368	$1,374	$316
Real estate	1,452	155	1,105	161
Hedge[1]	96	4	103	4
Total	$3,093	$527	$2,582	$481

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

51	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

Nonredeemable Funds by Contractual Maturity

	Carrying Value at June 30, 2019
$ in millions	Private Equity	Real Estate
Less than 5 years	$802	$634
5-10 years	720	740
Over 10 years	23	78
Total	$1,545	$1,452

Fair Value Option
The Firm elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate the complexities of applying certain accounting models.
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At June 30, 2019	At December 31, 2018
Business Unit Responsible for Risk Management
Equity	$29,459	$24,494
Interest rates	26,343	22,343
Commodities	3,975	2,735
Credit	1,159	856
Foreign exchange	573	756
Total	$61,509	$51,184

Gains (Losses) on Borrowings under the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Trading revenues	$(2,190)	$859	$(5,093)	$885
Interest expense	(94)	(73)	(187)	(175)
Net revenues[1]	$(2,284)	$786	$(5,280)	$710

1.	Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,
	2019		2018
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(3)	$(328)	$(3)	$842
Loans and other debt[1]	58	—	63	—
Lending commitments	(1)	—	1	—
Other	—	1	—	—

	Six Months Ended June 30,
	2019		2018
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(7)	$(1,144)	$(18)	$1,435
Loans and other debt[1]	151	—	144	—
Lending commitments	(2)	—	3	—
Other	—	(3)	—	2

$ in millions	At June 30, 2019	At December 31, 2018
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(975)	$172

1.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At June 30, 2019	At December 31, 2018
Loans and other debt[2]	$13,064	$13,094
Nonaccrual loans[2]	10,950	10,831
Borrowings[3]	(503)	2,657

1.	Amounts indicate contractual principal greater than or (less than) fair value.

2.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.

3.	Borrowings in this table do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.
Fair Value Loans on Nonaccrual Status

$ in millions	At June 30, 2019	At December 31, 2018
Nonaccrual loans	$971	$1,497
Nonaccrual loans 90 or more days past due	$526	$812

June 2019 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements
Carrying and Fair Values

	At June 30, 2019
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,065	$1,298	$3,363
Other assets—Other investments	—	30	30
Other assets—Premises, equipment and software	—	—	—
Total	$2,065	$1,328	$3,393
Liabilities
Other liabilities and accrued expenses—Lending commitments	$168	$55	$223
Total	$168	$55	$223

	At December 31, 2018
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,307	$1,380	$3,687
Other assets—Other investments	14	100	114
Other assets—Premises, equipment and software	—	—	—
Total	$2,321	$1,480	$3,801
Liabilities
Other liabilities and accrued expenses—Lending commitments	$292	$65	$357
Total	$292	$65	$357

1.
For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Assets
Loans[2]	$(10)	$(1)	$17	$8
Other assets—Other investments	—	(7)	(5)	(7)
Other assets—Premises, equipment and software	(2)	(2)	(4)	(10)
Total	$(12)	$(10)	$8	$(9)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$7	$(30)	$74	$(12)
Total	$7	$(30)	$74	$(12)

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

53	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Financial Instruments Not Measured at Fair Value
Carrying and Fair Values

	At June 30, 2019
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents:
Cash and due from banks	$38,257	$38,257	$—	$—	$38,257
Interest bearing deposits with banks	10,888	10,888	—	—	10,888
Restricted cash	30,435	30,435	—	—	30,435
Investment securities—HTM	40,028	25,672	14,243	604	40,519
Securities purchased under agreements to resell	85,394	—	84,026	1,435	85,461
Securities borrowed	133,580	—	133,581	—	133,581
Customer and other receivables[1]	48,423	—	45,511	2,845	48,356
Loans[2]	120,901	—	22,661	98,563	121,224
Other assets	461	—	461	—	461
Financial liabilities
Deposits	$175,659	$—	$175,954	$—	$175,954
Securities sold under agreements to repurchase	61,636	—	61,083	525	61,608
Securities loaned	10,325	—	10,324	—	10,324
Other secured financings	3,505	—	3,508	—	3,508
Customer and other payables[1]	188,622	—	188,622	—	188,622
Borrowings	136,339	—	140,512	11	140,523
	Commitment Amount
Lending commitments[3]	$125,417	$—	$919	$325	$1,244

	At December 31, 2018
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents:
Cash and due from banks	$30,541	$30,541	$—	$—	$30,541
Interest bearing deposits with banks	21,299	21,299	—	—	21,299
Restricted cash	35,356	35,356	—	—	35,356
Investment securities—HTM	30,771	17,473	12,018	474	29,965
Securities purchased under agreements to resell	98,522	—	97,611	866	98,477
Securities borrowed	116,313	—	116,312	—	116,312
Customer and other receivables[1]	47,972	—	44,620	3,219	47,839
Loans[2]	115,579	—	25,604	90,121	115,725
Other assets	461	—	461	—	461
Financial liabilities
Deposits	$187,378	$—	$187,372	$—	$187,372
Securities sold under agreements to repurchase	48,947	—	48,385	525	48,910
Securities loaned	11,908	—	11,906	—	11,906
Other secured financings	4,221	—	3,233	994	4,227
Customer and other payables[1]	176,561	—	176,561	—	176,561
Borrowings	138,478	—	140,085	30	140,115
	Commitment Amount
Lending commitments[3]	$104,844	$—	$1,249	$321	$1,570

1.	Accrued interest and dividend receivables and payables where carrying value approximates fair value have been excluded.

2.	Amounts include loans measured at fair value on a nonrecurring basis.

3.	Represents Lending Commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 11.
The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers.

June 2019 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

4. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts
At June 30, 2019

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$604	$2	$—	$606
Foreign exchange	1	5	—	6
Total	605	7	—	612
Not designated as accounting hedges
Interest rate	187,449	5,417	1,405	194,271
Credit	4,438	1,888	—	6,326
Foreign exchange	54,977	1,369	45	56,391
Equity	23,127	—	20,946	44,073
Commodity and other	10,902	—	2,421	13,323
Total	280,893	8,674	24,817	314,384
Total gross derivatives	$281,498	$8,681	$24,817	$314,996
Amounts offset
Counterparty netting	(208,559)	(6,936)	(23,321)	(238,816)
Cash collateral netting	(42,075)	(1,341)	—	(43,416)
Total in Trading assets	$30,864	$404	$1,496	$32,764
Amounts not offset[1]
Financial instruments collateral	(13,536)	—	—	(13,536)
Other cash collateral	(41)	—	—	(41)
Net amounts	$17,287	$404	$1,496	$19,187
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,083

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$—	$—	$—
Foreign exchange	130	43	—	173
Total	130	43	—	173
Not designated as accounting hedges
Interest rate	178,461	3,724	1,129	183,314
Credit	4,491	2,400	—	6,891
Foreign exchange	57,499	1,490	42	59,031
Equity	25,358	—	20,919	46,277
Commodity and other	6,742	—	2,464	9,206
Total	272,551	7,614	24,554	304,719
Total gross derivatives	$272,681	$7,657	$24,554	$304,892
Amounts offset
Counterparty netting	(208,559)	(6,936)	(23,321)	(238,816)
Cash collateral netting	(33,408)	(648)	—	(34,056)
Total in Trading liabilities	$30,714	$73	$1,233	$32,020
Amounts not offset[1]
Financial instruments collateral	(11,291)	—	(488)	(11,779)
Other cash collateral	(39)	(10)	—	(49)
Net amounts	$19,384	$63	$745	$20,192
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,247

At December 31, 2018

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$512	$1	$—	$513
Foreign exchange	27	8	—	35
Total	539	9	—	548
Not designated as accounting hedges
Interest rate	153,768	3,887	697	158,352
Credit	4,630	1,498	—	6,128
Foreign exchange	61,846	1,310	55	63,211
Equity	24,590	—	23,284	47,874
Commodity and other	10,538	—	1,934	12,472
Total	255,372	6,695	25,970	288,037
Total gross derivatives	$255,911	$6,704	$25,970	$288,585
Amounts offset
Counterparty netting	(190,220)	(5,260)	(24,548)	(220,028)
Cash collateral netting	(38,204)	(1,180)	—	(39,384)
Total in Trading assets	$27,487	$264	$1,422	$29,173
Amounts not offset[1]
Financial instruments collateral	(12,467)	—	—	(12,467)
Other cash collateral	(31)	—	—	(31)
Net amounts	$14,989	$264	$1,422	$16,675
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,206

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$176	$—	$—	$176
Foreign exchange	62	24	—	86
Total	238	24	—	262
Not designated as accounting hedges
Interest rate	142,592	2,669	663	145,924
Credit	4,545	1,608	—	6,153
Foreign exchange	62,099	1,302	19	63,420
Equity	27,119	—	23,521	50,640
Commodity and other	6,983	—	2,057	9,040
Total	243,338	5,579	26,260	275,177
Total gross derivatives	$243,576	$5,603	$26,260	$275,439
Amounts offset
Counterparty netting	(190,220)	(5,260)	(24,548)	(220,028)
Cash collateral netting	(27,860)	(293)	—	(28,153)
Total in Trading liabilities	$25,496	$50	$1,712	$27,258
Amounts not offset[1]
Financial instruments collateral	(4,709)	—	(766)	(5,475)
Other cash collateral	(53)	(1)	—	(54)
Net amounts	$20,734	$49	$946	$21,729
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,773

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

55	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Notionals of Derivative Contracts
At June 30, 2019

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$14	$132	$—	$146
Foreign exchange	—	1	—	1
Total	14	133	—	147
Not designated as accounting hedges
Interest rate	4,899	8,622	1,059	14,580
Credit	121	71	—	192
Foreign exchange	2,781	106	12	2,899
Equity	402	—	404	806
Commodity and other	100	—	70	170
Total	8,303	8,799	1,545	18,647
Total gross derivatives	$8,317	$8,932	$1,545	$18,794

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$29	$—	$29
Foreign exchange	10	1	—	11
Total	10	30	—	40
Not designated as accounting hedges
Interest rate	4,876	8,583	957	14,416
Credit	139	79	—	218
Foreign exchange	2,885	109	13	3,007
Equity	407	—	460	867
Commodity and other	90	—	66	156
Total	8,397	8,771	1,496	18,664
Total gross derivatives	$8,407	$8,801	$1,496	$18,704

At December 31, 2018

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$15	$52	$—	$67
Foreign exchange	5	1	—	6
Total	20	53	—	73
Not designated as accounting hedges
Interest rate	4,807	6,708	1,157	12,672
Credit	162	74	—	236
Foreign exchange	2,436	118	14	2,568
Equity	373	—	371	744
Commodity and other	97	—	67	164
Total	7,875	6,900	1,609	16,384
Total gross derivatives	$7,895	$6,953	$1,609	$16,457

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$107	$—	$109
Foreign exchange	5	1	—	6
Total	7	108	—	115
Not designated as accounting hedges
Interest rate	4,946	5,735	781	11,462
Credit	162	73	—	235
Foreign exchange	2,451	114	17	2,582
Equity	389	—	602	991
Commodity and other	72	—	65	137
Total	8,020	5,922	1,465	15,407
Total gross derivatives	$8,027	$6,030	$1,465	$15,522

The Firm believes that the notional amounts of derivative contracts generally overstate its exposure. In most circumstances notional amounts are only used as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 4 to the financial statements in the 2018 Form 10-K.

June 2019 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

Gains (Losses) on Accounting Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Fair Value Hedges—Recognized in Interest Income[1]
Interest rate contracts	$(14)	$—	$(19)	$—
Investment Securities—AFS	14	—	19	—
Fair Value Hedges—Recognized in Interest Expense
Interest rate contracts	$2,470	$(619)	$4,047	$(2,460)
Borrowings	(2,494)	587	(4,115)	2,439
Net Investment Hedges—Foreign exchange contracts
Recognized in OCI, net of tax	$(114)	$395	$(50)	$247
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	42	24	77	31

Fair Value Hedges—Hedged Items

$ in millions	At June 30, 2019	At December 31, 2018
Investment Securities—AFS
Carrying amount[2] currently or previously hedged	$532	$201
Basis adjustments included in carrying amount[3]	$23	$4
Borrowings
Carrying amount[2] currently or previously hedged	$104,752	$102,899
Basis adjustments included in carrying amount[3]	$2,428	$(1,689)

1.	The Firm began designating interest rate swaps as fair value hedges of certain AFS securities in the third quarter of 2018.

2.	Carrying amount represents amortized cost basis.

3.	Hedge accounting basis adjustments for AFS securities and Borrowings are primarily related to outstanding hedges.
Net Derivative Liabilities and Collateral Posted

$ in millions	At June 30, 2019	At December 31, 2018
Net derivative liabilities with credit risk-related contingent features	$22,589	$16,403
Collateral posted	17,556	11,981

The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At June 30, 2019
One-notch downgrade	$492
Two-notch downgrade	339
Bilateral downgrade agreements included in the amounts above[1]	$755

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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at June 30, 2019
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$17	$20	$24	$9	$70
Non-investment grade	9	11	10	2	32
Total	$26	$31	$34	$11	$102
Index and basket CDS
Investment grade	$3	$7	$34	$10	$54
Non-investment grade	7	6	13	11	37
Total	$10	$13	$47	$21	$91
Total CDS sold	$36	$44	$81	$32	$193
Other credit contracts	—	—	—	—	—
Total credit protection sold	$36	$44	$81	$32	$193
CDS protection sold with identical protection purchased					$181

	Years to Maturity at December 31, 2018
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$22	$24	$19	$8	$73
Non-investment grade	10	11	9	1	31
Total	$32	$35	$28	$9	$104
Index and basket CDS
Investment grade	$5	$10	$61	$7	$83
Non-investment grade	5	6	13	13	37
Total	$10	$16	$74	$20	$120
Total CDS sold	$42	$51	$102	$29	$224
Other credit contracts	—	—	—	—	—
Total credit protection sold	$42	$51	$102	$29	$224
CDS protection sold with identical protection purchased					$210

57	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At June 30, 2019	At December 31, 2018
Single-name CDS
Investment grade	$446	$118
Non-investment grade	(487)	(403)
Total	$(41)	$(285)
Index and basket CDS
Investment grade	$906	$314
Non-investment grade	(381)	(1,413)
Total	$525	$(1,099)
Total CDS sold	$484	$(1,384)
Other credit contracts	(11)	(14)
Total credit protection sold	$473	$(1,398)

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

Protection Purchased with CDS

	Fair Value Asset (Liability)
$ in millions	At June 30, 2019	At December 31, 2018
Single name	$(226)	$277
Index and basket	(396)	1,333
Tranched index and basket	(427)	(251)
Total	$(1,049)	$1,359

	Notional
$ in billions	At June 30, 2019	At December 31, 2018
Single name	$111	$116
Index and basket	89	117
Tranched index and basket	17	14
Total	$217	$247

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

June 2019 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

5. Investment Securities
AFS and HTM Securities

	At June 30, 2019
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$32,931	$218	$159	$32,990
U.S. agency securities[1]	22,972	188	126	23,034
Total U.S. government and agency securities	55,903	406	285	56,024
Corporate and other debt:
Agency CMBS	2,888	57	37	2,908
Non-agency CMBS	220	—	2	218
Auto loan ABS	4	—	—	4
Corporate bonds	1,842	10	5	1,847
State and municipal securities	333	10	—	343
FFELP student loan ABS[2]	1,706	5	17	1,694
Total corporate and other debt	6,993	82	61	7,014
Total AFS securities	62,896	488	346	63,038
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	25,232	509	69	25,672
U.S. agency securities[1]	14,212	117	86	14,243
Total U.S. government and agency securities	39,444	626	155	39,915
Corporate and other debt:
Non-agency CMBS	584	20	—	604
Total HTM securities	40,028	646	155	40,519
Total investment securities	$102,924	$1,134	$501	$103,557

	At December 31, 2018
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$36,268	$40	$656	$35,652
U.S. agency securities[1]	20,740	10	497	20,253
Total U.S. government and agency securities	57,008	50	1,153	55,905
Corporate and other debt:
Agency CMBS	1,054	—	62	992
Non-agency CMBS	461	—	14	447
Corporate bonds	1,585	—	32	1,553
State and municipal securities	200	2	—	202
FFELP student loan ABS[2]	1,967	10	15	1,962
Total corporate and other debt	5,267	12	123	5,156
Total AFS securities	62,275	62	1,276	61,061
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	17,832	44	403	17,473
U.S. agency securities[1]	12,456	8	446	12,018
Total U.S. government and agency securities	30,288	52	849	29,491
Corporate and other debt:
Non-agency CMBS	483	—	9	474
Total HTM securities	30,771	52	858	29,965
Total investment securities	$93,046	$114	$2,134	$91,026

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.

2.	Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.

59	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$—	$—	$14,432	$159	$14,432	$159
U.S. agency securities	1,621	11	10,951	115	12,572	126
Total U.S. government and agency securities	1,621	11	25,383	274	27,004	285
Corporate and other debt:
Agency CMBS	320	1	750	36	1,070	37
Non-agency CMBS	—	—	218	2	218	2
Corporate bonds	349	2	403	3	752	5
FFELP student loan ABS	520	5	762	12	1,282	17
Total corporate and other debt	1,189	8	2,133	53	3,322	61
Total AFS securities	2,810	19	27,516	327	30,326	346
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	—	—	4,804	69	4,804	69
U.S. agency securities	94	—	6,937	86	7,031	86
Total HTM securities	94	—	11,741	155	11,835	155
Total investment securities	$2,904	$19	$39,257	$482	$42,161	$501

	At December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$19,937	$541	$5,994	$115	$25,931	$656
U.S. agency securities	12,904	383	4,142	114	17,046	497
Total U.S. government and agency securities	32,841	924	10,136	229	42,977	1,153
Corporate and other debt:
Agency CMBS	808	62	—	—	808	62
Non-agency CMBS	—	—	446	14	446	14
Corporate bonds	470	7	1,010	25	1,480	32
FFELP student loan ABS	1,366	15	—	—	1,366	15
Total corporate and other debt	2,644	84	1,456	39	4,100	123
Total AFS securities	35,485	1,008	11,592	268	47,077	1,276
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	—	—	11,161	403	11,161	403
U.S. agency securities	410	1	10,004	445	10,414	446
Total U.S. government and agency securities	410	1	21,165	848	21,575	849
Corporate and other debt:
Non-agency CMBS	206	1	216	8	422	9
Total HTM securities	616	2	21,381	856	21,997	858
Total investment securities	$36,101	$1,010	$32,973	$1,124	$69,074	$2,134

June 2019 Form 10-Q	60

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
Investment Securities by Contractual Maturity

	At June 30, 2019
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$6,652	$6,656	2.0%
After 1 year through 5 years	22,678	22,741	1.9%
After 5 years through 10 years	3,601	3,593	1.8%
Total	32,931	32,990
U.S. agency securities:
Due within 1 year	444	443	1.1%
After 1 year through 5 years	671	668	1.1%
After 5 years through 10 years	1,495	1,483	1.8%
After 10 years	20,362	20,440	2.4%
Total	22,972	23,034
Total U.S. government and agency securities	55,903	56,024	2.0%
Corporate and other debt:
Agency CMBS:
After 1 year through 5 years	144	143	1.6%
After 5 years through 10 years	1,813	1,862	2.8%
After 10 years	931	903	1.9%
Total	2,888	2,908
Non-agency CMBS:
After 1 year through 5 years	35	35	2.5%
After 10 years	185	183	2.0%
Total	220	218
Auto loan ABS:
After 1 year through 5 years	4	4	2.5%
Total	4	4
Corporate bonds:
Due within 1 year	51	51	1.4%
After 1 year through 5 years	1,473	1,478	2.6%
After 5 years through 10 years	318	318	3.3%
Total	1,842	1,847

	At June 30, 2019
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
State and municipal securities:
After 1 year through 5 years	$2	$2	3.4%
After 5 years through 10 years	211	212	3.5%
After 10 Years	120	129	5.4%
Total	333	343
FFELP student loan ABS:
After 1 year through 5 years	75	74	0.8%
After 5 years through 10 years	403	396	0.8%
After 10 years	1,228	1,224	1.2%
Total	1,706	1,694
Total corporate and other debt	6,993	7,014	2.4%
Total AFS securities	62,896	63,038	2.1%
HTM securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	849	847	1.6%
After 1 year through 5 years	13,834	14,037	2.3%
After 5 years through 10 years	9,466	9,707	2.2%
After 10 years	1,083	1,081	2.5%
Total	25,232	25,672
U.S. agency securities:
After 5 years through 10 years	27	27	1.9%
After 10 years	14,185	14,216	2.6%
Total	14,212	14,243
Total U.S. government and agency securities	39,444	39,915	2.4%
Corporate and other debt:
Non-agency CMBS:
Due within 1 year	99	99	4.8%
After 1 year through 5 years	71	71	4.2%
After 5 years through 10 years	376	393	4.1%
After 10 years	38	41	4.4%
Total corporate and other debt	584	604	4.3%
Total HTM securities	40,028	40,519	2.5%
Total investment securities	$102,924	$103,557	2.2%

Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Gross realized gains	$53	$6	$72	$7
Gross realized (losses)	—	(3)	(9)	(4)
Total[1]	$53	$3	$63	$3

1.	Realized gains and losses are recognized in Other revenues in the income statements.

61	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

6. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At June 30, 2019
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$250,004	$(164,606)	$85,398	$(83,492)	$1,906
Securities borrowed	143,046	(9,466)	133,580	(129,614)	3,966
Liabilities
Securities sold under agreements to repurchase	$226,900	$(164,606)	$62,294	$(53,942)	$8,352
Securities loaned	19,791	(9,466)	10,325	(10,298)	27
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,425
Securities borrowed					828
Securities sold under agreements to repurchase					6,603
Securities loaned					17

	At December 31, 2018
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$262,976	$(164,454)	$98,522	$(95,610)	$2,912
Securities borrowed	134,711	(18,398)	116,313	(112,551)	3,762
Liabilities
Securities sold under agreements to repurchase	$214,213	$(164,454)	$49,759	$(41,095)	$8,664
Securities loaned	30,306	(18,398)	11,908	(11,677)	231
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,579
Securities borrowed					724
Securities sold under agreements to repurchase					6,762
Securities loaned					191

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

Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2019
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$86,201	$68,956	$29,202	$42,541	$226,900
Securities loaned	12,314	1,595	1,196	4,686	19,791
Total included in the offsetting disclosure	$98,515	$70,551	$30,398	$47,227	$246,691
Trading liabilities— Obligation to return securities received as collateral	20,001	—	—	—	20,001
Total	$118,516	$70,551	$30,398	$47,227	$266,692

	At December 31, 2018
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$56,503	$93,427	$35,692	$28,591	$214,213
Securities loaned	18,397	3,609	1,985	6,315	30,306
Total included in the offsetting disclosure	$74,900	$97,036	$37,677	$34,906	$244,519
Trading liabilities— Obligation to return securities received as collateral	17,594	—	—	—	17,594
Total	$92,494	$97,036	$37,677	$34,906	$262,113
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At June 30, 2019	At December 31, 2018
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$78,757	$68,487
State and municipal securities	1,417	925
Other sovereign government obligations	120,426	120,432
ABS	1,634	3,017
Corporate and other debt	7,265	8,719
Corporate equities	16,562	12,079
Other	839	554
Total	$226,900	$214,213
Securities loaned
Other sovereign government obligations	$9,904	$19,021
Corporate equities	9,800	10,800
Other	87	485
Total	$19,791	$30,306
Total included in the offsetting disclosure	$246,691	$244,519
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$20,001	$17,594
Total	$266,692	$262,113

June 2019 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At June 30, 2019	At December 31, 2018
Trading assets	$39,625	$39,430

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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At June 30, 2019	At December 31, 2018
Collateral received with right to sell or repledge	$699,097	$639,610
Collateral that was sold or repledged[1]	559,790	487,983

1.	Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.
Restricted Cash and Segregated Securities

$ in millions	At June 30, 2019	At December 31, 2018
Restricted cash	$30,435	$35,356
Segregated securities[1]	22,140	26,877
Total	$52,575	$62,233

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.
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
Customer Margin Lending

$ in millions	At June 30, 2019	At December 31, 2018
Customer receivables representing margin loans	$26,888	$26,225

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

	At June 30, 2019
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$40,283	$14,132	$54,415
Consumer	29,196	—	29,196
Residential real estate	28,595	21	28,616
Commercial real estate	7,336	1,603	8,939
Total loans, gross	105,410	15,756	121,166
Allowance for loan losses	(265)	—	(265)
Total loans, net	$105,145	$15,756	$120,901
Fixed rate loans, net			$18,201
Floating or adjustable rate loans, net			102,700
Loans to non-U.S. borrowers, net			20,028

	At December 31, 2018
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$36,909	$13,886	$50,795
Consumer	27,868	—	27,868
Residential real estate	27,466	22	27,488
Commercial real estate[1]	7,810	1,856	9,666
Total loans, gross	100,053	15,764	115,817
Allowance for loan losses	(238)	—	(238)
Total loans, net	$99,815	$15,764	$115,579
Fixed rate loans, net			$15,632
Floating or adjustable rate loans, net			99,947
Loans to non-U.S. borrowers, net			17,568

1.	Beginning in 2019, loans previously referred to as Wholesale real estate are referred to as Commercial real estate.

63	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Loans Held for Investment before Allowance by Credit Quality

	At June 30, 2019
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Pass	$39,775	$29,191	$28,490	$6,932	$104,388
Special mention	94	—	10	284	388
Substandard	414	5	95	120	634
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$40,283	$29,196	$28,595	$7,336	$105,410

	At December 31, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Pass	$36,217	$27,863	$27,387	$7,378	$98,845
Special mention	492	5	—	312	809
Substandard	200	—	79	120	399
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$36,909	$27,868	$27,466	$7,810	$100,053

Impaired Loans and Lending Commitments before Allowance

	At June 30, 2019
$ in millions	Corporate	Consumer	Residential Real Estate	Total
Loans
With allowance	$229	$—	$—	$229
Without allowance[1]	26	5	77	108
Total impaired loans	$255	$5	$77	$337
UPB	262	5	84	351
Lending commitments
With allowance	$7	$—	$—	$7
Without allowance[1]	40	—	—	40
Total impaired lending commitments	$47	$—	$—	$47

	At December 31, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Total
Loans
With allowance	$24	$—	$—	$24
Without allowance[1]	32	—	69	101
Total impaired loans	$56	$—	$69	$125
UPB	63	—	70	133
Lending commitments
With allowance	$19	$—	$—	$19
Without allowance[1]	34	—	—	34
Total impaired lending commitments	$53	$—	$—	$53

1.	No allowance was recorded for these loans and lending commitments as the present value of the expected future cash flows or value of the collateral equaled or exceeded the carrying value.

Loans and lending commitments in the previous table have been evaluated for a specific allowance. All remaining loans and lending commitments are assessed under the inherent allowance methodology.
Impaired Loans and Total Allowance by Region

	At June 30, 2019
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$337	$—	$—	$337
Total Allowance for loan losses	210	52	3	265

	At December 31, 2018
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$125	$—	$—	$125
Total Allowance for loan losses	193	42	3	238

Troubled Debt Restructurings

$ in millions	At June 30, 2019	At December 31, 2018
Loans	$43	$38
Lending commitments	62	45
Allowance for loan losses and lending commitments	4	4

Impaired loans and lending commitments classified as held for investment within corporate loans include TDRs as shown in the previous table. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions.
Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2018	$144	$7	$20	$67	$238
Gross charge-offs	—	—	(1)	—	(1)
Provision (release)[1]	33	—	4	(3)	34
Other	(6)	—	—	—	(6)
June 30, 2019	$171	$7	$23	$64	$265
Inherent	$154	$7	$23	$64	$248
Specific	17	—	—	—	17

June 2019 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2017	$126	$4	$24	$70	$224
Gross charge-offs	(1)	—	—	—	(1)
Recoveries[2]	54	—	—	—	54
Net recoveries (charge-offs)	53	—	—	—	53
Provision (release)[1,2]	(51)	1	(5)	21	(34)
Other	(1)	—	(1)	—	(2)
June 30, 2018	$127	$5	$18	$91	$241
Inherent	$123	$5	$18	$91	$237
Specific	4	—	—	—	4

1.	The Firm recorded a provision for loan losses of $7 million, and a release of $53 million in the current quarter and prior year quarter, respectively.

2.	The prior year period release was primarily due to the recovery of a previously charged off energy industry related loan.
Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2018	$198	$2	$—	$3	$203
Provision (release)	18	—	—	2	20
Other	(1)	(1)	—	—	(2)
June 30, 2019	$215	$1	$—	$5	$221
Inherent	$213	$1	$—	$5	$219
Specific	2	—	—	—	2

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2017	$194	$1	$—	$3	$198
Provision (release)	5	—	—	—	5
Other	—	—	—	(1)	(1)
June 30, 2018	$199	$1	$—	$2	$202
Inherent	$195	$1	$—	$2	$198
Specific	4	—	—	—	4

For a further discussion of the Firm’s loans, including loan types and categories, as well as the Firm’s allowance methodology, refer to Notes 2 and 7 to the financial statements in the 2018 Form 10-K. See Note 3 for further information regarding Loans and lending commitments held at fair value. See Note 11 for details of current commitments to lend in the future.

Employee Loans

$ in millions	At June 30, 2019	At December 31, 2018
Balance	$2,975	$3,415
Allowance for loan losses	(63)	(63)
Balance, net	$2,912	$3,352
Remaining repayment term, weighted average in years	4.7	4.3

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

8. Equity Method Investments
Equity Method Investment Balances

$ in millions	At June 30, 2019	At December 31, 2018
Investments	$2,404	$2,432

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Income (loss)	$(16)	$4	$(26)	$54

Equity method investments, other than investments in certain fund interests, are summarized above and are included in Other assets in the balance sheets with related income or loss included in Other revenues in the income statements. See “Net Asset Value Measurements—Fund Interests” in Note 3 for the carrying value of the Firm’s fund interests, which are comprised of general and limited partnership interests, as well as any related carried interest.
Japanese Securities Joint Venture

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Income from investment in MUMSS	$6	$26	$9	$82

The Firm and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) formed a joint venture in Japan comprising their respective investment banking and securities businesses by forming two joint venture companies, Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) (the “Joint Venture”). The Firm

65	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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

9. Deposits
Deposits

$ in millions	At June 30, 2019	At December 31, 2018
Savings and demand deposits	$138,014	$154,897
Time deposits	38,579	32,923
Total	$176,593	$187,820
Deposits subject to FDIC insurance	$140,873	$144,515
Time deposits that equal or exceed the FDIC insurance limit	$26	$11

Time Deposit Maturities

$ in millions	At June 30, 2019
2019	$9,767
2020	16,363
2021	6,014
2022	2,480
2023	2,369
Thereafter	1,586
Total	$38,579

10. Borrowings and Other Secured Financings
Borrowings

$ in millions	At June 30, 2019	At December 31, 2018
Original maturities of one year or less	$1,776	$1,545
Original maturities greater than one year
Senior	$185,516	$178,027
Subordinated	10,556	10,090
Total	$196,072	$188,117
Total borrowings	$197,848	$189,662
Weighted average stated maturity, in years[1]	6.8	6.5

1.	Only includes borrowings with original maturities greater than one year.

Other Secured Financings

$ in millions	At June 30, 2019	At December 31, 2018
Original maturities:
Greater than one year	$5,048	$6,772
One year or less	4,353	2,036
Failed sales	2,580	658
Total	$11,981	$9,466

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

June 2019 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

11. Commitments, Leases, Guarantees and Contingencies
Commitments

	Years to Maturity at June 30, 2019
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$29,788	$33,262	$47,590	$7,109	$117,749
Consumer	7,522	1	11	—	7,534
Residential and commercial real estate	85	466	11	477	1,039
Forward-starting secured financing receivables	109,906	—	—	8,556	118,462
Underwriting	1,104	—	—	—	1,104
Investment activities	537	121	39	249	946
Letters of credit and other financial guarantees	186	1	—	2	189
Total	$149,128	$33,851	$47,651	$16,393	$247,023
Corporate lending commitments participated to third parties					$7,998
Forward-starting secured financing receivables settled within three business days					$97,767

Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

For a further description of these commitments, refer to Note 12 to the financial statements in the 2018 Form 10-K.
Leases
Balance Sheet Amounts Related to Leases

$ in millions	At June 30, 2019
Other assets—ROU assets	$3,859
Other liabilities and accrued expenses—
Lease liabilities	4,595
Weighted average:
Remaining lease term, in years	9.8
Discount rate	3.7%

Lease Liabilities

$ in millions	At June 30, 2019
Remainder of 2019	$366
2020	716
2021	653
2022	599
2023	548
Thereafter	2,816
Total undiscounted cash flows	$5,698
Imputed interest	(1,103)
Amount on balance sheet	$4,595

Lease Costs

$ in millions	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed costs	$156	$326
Variable costs[1]	48	82
Less: Sublease income	(1)	(2)
Total lease cost, net	203	406

1.	Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.

Cash Flows Statement Supplemental Information

$ in millions	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash outflows—Lease liabilities	$167	$332
Non-cash—ROU assets recorded for new and modified leases	71	111

Minimum Future Lease Commitments (under Previous GAAP)

$ in millions	At December 31, 2018
2019	$677
2020	657
2021	602
2022	555
2023	507
Thereafter	2,639
Total undiscounted cash flows	$5,637
Minimum rental income to be received in the future under non-cancelable operating subleases	$7

The Firm’s leases are principally non-cancelable operating real estate leases.

67	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Guarantees
Obligations under Guarantee Arrangements at June 30, 2019

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$36,335	$44,060	$80,905	$31,704	$193,004
Other credit contracts	—	—	7	116	123
Non-credit derivatives	1,715,336	1,504,933	452,278	669,229	4,341,776
Standby letters of credit and other financial guarantees issued[1]	1,255	889	1,357	4,193	7,694
Market value guarantees	95	96	3	—	194
Liquidity facilities	4,501	—	—	—	4,501
Whole loan sales guarantees	—	1	—	23,192	23,193
Securitization representations and warranties	—	—	—	68,120	68,120
General partner guarantees	63	129	6	44	242
Client clearing guarantees	1,947	—	—	—	1,947

$ in millions	Carrying Amount Asset (Liability)	Collateral/ Recourse
Credit derivatives[2]	$484	$—
Other credit contracts	(11)	—
Non-credit derivatives[2]	(56,357)	—
Standby letters of credit and other financial guarantees issued[1]	231	6,163
Market value guarantees	—	90
Liquidity facilities	6	7,793
Whole loan sales guarantees	(4)	—
Securitization representations and warranties[3]	(42)	—
General partner guarantees	(53)	—
Client clearing guarantees	—	1,946

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
For more information on the nature of the obligation and related business activity for market value guarantees, liquidity facilities, whole loan sales guarantees and general partner guarantees related to certain investment management funds, as well as the other products in the previous table, see Note 12 to the financial statements in the 2018 Form 10-K, except for Clearing member guarantees, which are described below.

Client Clearing Guarantees. In the second quarter of 2019, the Firm became a sponsoring member of the Government Securities Division of the FICC's Sponsored Clearing Model. Clients of the Firm, as sponsored members, can transact in overnight securities repurchase and resale agreements, which are cleared through FICC. As sponsoring member, the Firm guarantees to FICC the prompt and full payment and performance of its clients’ obligations. The amount included in the previous table represents the maximum potential payout the Firm could be responsible for through the guarantee it provides. The Firm minimizes credit exposure under this guarantee by obtaining a security interest in its sponsored member clients’ collateral and their contractual rights under sponsored member transactions. Therefore, the Firm's exposure is estimated to be an amount substantially lower than the maximum potential payout amount.
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

June 2019 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

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

69	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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
On September 23, 2014, FGIC filed a complaint against the Firm in the Supreme Court of NY styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees and interest. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On September 13, 2018, the Appellate Division, First Department, affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss. On December 20, 2018, the Appellate Division denied plaintiff’s motion for leave to appeal the decision of the Appellate Division, First Department, to the New York Court of Appeals ("Court of Appeals") or, in the alternative, for re-argument. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On December 11, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On October 19, 2018, the court granted the Firm’s motion for leave to amend its answer and to stay the case pending resolution of Deutsche Bank National Trust Company’s appeal to the Court of Appeals in another case. On January 17, 2019, the First Department reversed the trial court’s order to the extent that it had granted in part the Firm’s motion to dismiss the complaint. On June 4, 2019, the Appellate Division, First Department, granted Morgan Stanley’s motion for leave to appeal to the Court of Appeals. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and a monoline insurer that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) has challenged, in the District Court in Amsterdam, the prior set-off by the Firm of approximately €124 million (approximately $141 million) plus accrued interest of withholding tax credits

June 2019 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. A hearing took place in this matter on September 19, 2017. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims. On June 4, 2018, the Dutch Authority filed an appeal before the Court of Appeal in Amsterdam in matters re-styled Case number 18/00318 and Case number 18/00319. On June 26 and July 2, 2019, a hearing of the Dutch Authority’s appeal was held in the matters styled Case number 15/3637 and Case number 15/4353. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately €124 million (approximately $141 million) plus accrued interest.

12. Variable Interest Entities and Securitization Activities
Consolidated VIEs
Assets and Liabilities by Type of Activity

	At June 30, 2019		At December 31, 2018
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$248	$—	$267	$—
MABS[1]	343	15	59	38
Other[2]	870	61	809	48
Total	$1,461	$76	$1,135	$86
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

2.	Other primarily includes certain operating entities, investment funds and structured transactions.

Assets and Liabilities by Balance Sheet Caption

$ in millions	At June 30, 2019	At December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$103	$77
Restricted cash	172	171
Trading assets at fair value	643	314
Customer and other receivables	11	25
Goodwill	18	18
Intangible assets	99	128
Other assets	415	402
Total	$1,461	$1,135
Liabilities
Other secured financings	$44	$64
Other liabilities and accrued expenses	32	22
Total	$76	$86
Noncontrolling interests	$131	$106

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
In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders.

71	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Non-consolidated VIEs

	At June 30, 2019
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (UPB)	$77,872	$3,384	$6,862	$2,332	$22,065
Maximum exposure to loss[1]
Debt and equity interests	$8,221	$241	$—	$982	$6,281
Derivative and other contracts	—	—	4,501	—	2,569
Commitments, guarantees and other	364	—	—	—	430
Total	$8,585	$241	$4,501	$982	$9,280
Carrying value of exposure to loss—Assets
Debt and equity interests	$8,221	$241	$—	$981	$6,281
Derivative and other contracts	—	—	6	—	153
Total	$8,221	$241	$6	$981	$6,434
Additional VIE assets owned[2]					$10,921
Carrying value of exposure to loss—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$161

	At December 31, 2018
$ in millions	MABS	CDO	MTOB	OSF	Other
VIE assets (UPB)	$71,287	$10,848	$7,014	$3,314	$19,682
Maximum exposure to loss[1]
Debt and equity interests	$8,234	$1,169	$—	$1,622	$4,645
Derivative and other contracts	—	—	4,449	—	1,768
Commitments, guarantees and other	397	3	—	235	327
Total	$8,631	$1,172	$4,449	$1,857	$6,740
Carrying value of exposure to loss—Assets
Debt and equity interests	$8,234	$1,169	$—	$1,205	$4,645
Derivative and other contracts	—	—	6	—	87
Total	$8,234	$1,169	$6	$1,205	$4,732
Additional VIE assets owned[2]					$11,969
Carrying value of exposure to loss—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$185

MTOB—Municipal tender option bonds

1.	Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect changes in fair value recorded by the Firm.

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

The majority of the VIEs included in the previous tables are sponsored by unrelated parties; examples of the Firm’s involvement with these VIEs include its secondary market-making activities and the securities held in its Investment securities portfolio (see Note 5).
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2019		At December 31, 2018
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$12,843	$503	$6,954	$745
Commercial mortgages	37,960	1,346	42,974	1,237
U.S. agency collateralized mortgage obligations	20,232	3,924	14,969	3,443
Other consumer or commercial loans	6,837	2,448	6,390	2,809
Total	$77,872	$8,221	$71,287	$8,234

Transfers of Assets with Continuing Involvement1

	At June 30, 2019
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[2]
SPE assets (UPB)[3]	$14,334	$74,243	$18,449	$4,157
Retained interests
Investment grade	$32	$557	$455	$2
Non-investment grade	5	186	—	87
Total	$37	$743	$455	$89
Interests purchased in the secondary market (fair value)
Investment grade	$22	$218	$862	$—
Non-investment grade	37	34	—	—
Total	$59	$252	$862	$—
Derivative assets (fair value)	$—	$—	$—	$85
Derivative liabilities (fair value)	—	—	—	63

June 2019 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2018
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[2]
SPE assets (UPB)[3]	$14,376	$68,593	$16,594	$14,608
Retained interests
Investment grade	$17	$483	$1,573	$3
Non-investment grade (fair value)	4	212	—	210
Total	$21	$695	$1,573	$213
Interests purchased in the secondary market (fair value)
Investment grade	$7	$91	$102	$—
Non-investment grade	28	71	—	—
Total	$35	$162	$102	$—
Derivative assets (fair value)	$—	$—	$—	$216
Derivative liabilities (fair value)	—	—	—	178

	Fair Value At June 30, 2019
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$469	$11	$480
Non-investment grade	21	99	120
Total	$490	$110	$600
Interests purchased in the secondary market
Investment grade	$1,095	$7	$1,102
Non-investment grade	53	18	71
Total	$1,148	$25	$1,173
Derivative assets	$11	$74	$85
Derivative liabilities	61	2	63

	Fair Value At December 31, 2018
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,580	$13	$1,593
Non-investment grade	174	252	426
Total	$1,754	$265	$2,019
Interests purchased in the secondary market
Investment grade	$193	$7	$200
Non-investment grade	83	16	99
Total	$276	$23	$299
Derivative assets	$121	$95	$216
Derivative liabilities	175	3	178

RML—Residential mortgage loans
CML—Commercial mortgage loans

1.
Beginning June 30, 2019, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the Assets Sold with Retained Exposure table, and are no longer also included in this table. At December 31, 2018 these transactions were included in CLN and Other and comprised approximately $8 billion in UPB, $20 million in Derivative assets and $119 million in Derivative liabilities.

2.	Amounts include CLO transactions managed by unrelated third parties.

3.	Amounts include assets transferred by unrelated transferors.
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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
New transactions[1]	$7,513	$5,624	$12,246	$11,758
Retained interests	635	1,156	3,522	1,637
Sales of corporate loans to CLO SPEs[1,2]	—	142	—	236

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.

2.	Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 11).
Assets Sold with Retained Exposure

$ in millions	At June 30, 2019	At December 31, 2018
Gross cash proceeds from sale of assets[1]	$34,628	$27,121
Fair value
Assets sold	$35,084	$26,524
Derivative assets recognized in the balance sheets	587	164
Derivative liabilities recognized in the balance sheets	67	763

1.	The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.

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

73	June 2019 Form 10-Q

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
Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
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
The Firm’s Regulatory Capital and Capital Ratios

	At June 30, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$64,011	16.3%
Tier 1 capital	11.5%	72,742	18.6%
Total capital	13.5%	82,322	21.0%
Total RWA		391,509
Leverage-based capital
Tier 1 leverage	4.0%	$72,742	8.4%
Adjusted average assets[2]		868,494
SLR	5.0%	72,742	6.5%
Supplementary leverage exposure[3]		1,124,645

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	8.6%	$62,086	16.9%
Tier 1 capital	10.1%	70,619	19.2%
Total capital	12.1%	80,052	21.8%
Total RWA		367,309
Leverage-based capital
Tier 1 leverage	4.0%	$70,619	8.4%
Adjusted average assets[2]		843,074
SLR	5.0%	70,619	6.5%
Supplementary leverage exposure[3]		1,092,672

1.	Required ratios are inclusive of any buffers applicable as of the date presented. For 2018, the minimum required regulatory capital ratios for risk-based capital are under the transitional rules.

2.
Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets during the quarters ended June 30, 2019 and December 31, 2018, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in the Firm's own capital instruments, certain deferred tax assets and other capital deductions.

3.
Supplementary leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily (i) for derivatives: potential future exposure and the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.

At June 30, 2019 and December 31, 2018, the Firm’s risk-based capital ratios are based on the Standardized Approach rules.

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

June 2019 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2019 and December 31, 2018, the U.S. Bank Subsidiaries’ risk-based capital ratios are based on the Standardized Approach rules, and in each period, the ratios exceeded well-capitalized requirements.
MSBNA’s Regulatory Capital

	At June 30, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$15,862	19.6%
Tier 1 capital	8.0%	15,862	19.6%
Total capital	10.0%	16,148	20.0%
Leverage-based capital
Tier 1 leverage	5.0%	$15,862	11.3%
SLR	6.0%	15,862	8.7%

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$15,221	19.5%
Tier 1 capital	8.0%	15,221	19.5%
Total capital	10.0%	15,484	19.8%
Leverage-based capital
Tier 1 leverage	5.0%	$15,221	10.5%
SLR	6.0%	15,221	8.2%

MSPBNA’s Regulatory Capital

	At June 30, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$7,945	27.4%
Tier 1 capital	8.0%	7,945	27.4%
Total capital	10.0%	7,992	27.6%
Leverage-based capital
Tier 1 leverage	5.0%	$7,945	10.7%
SLR	6.0%	7,945	10.2%

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$7,183	25.2%
Tier 1 capital	8.0%	7,183	25.2%
Total capital	10.0%	7,229	25.4%
Leverage-based capital
Tier 1 leverage	5.0%	$7,183	10.0%
SLR	6.0%	7,183	9.6%

1.	Ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

U.S. Broker-Dealer Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At June 30, 2019	At December 31, 2018
Net capital	$12,581	$13,797
Excess net capital	9,996	11,333

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.
As an Alternative Net Capital broker-dealer, and in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At June 30, 2019 and December 31, 2018, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.
MSSB LLC Regulatory Capital

$ in millions	At June 30, 2019	At December 31, 2018
Net capital	$3,361	$3,455
Excess net capital	3,219	3,313

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

75	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

14. Total Equity
Share Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Repurchases of common stock under our Share Repurchase Program	$1,180	$1,250	$2,360	$2,500

The Firm’s 2019 Capital Plan (“Capital Plan”) includes the share repurchase of up to $6.0 billion of outstanding common stock for the period beginning July 1, 2019 through June 30, 2020. Additionally, the Capital Plan includes quarterly common stock dividends of up to $0.35 per share, beginning with the common stock dividend announced on July 18, 2019. For information about the Firm's 2018 Capital Plan, see Note 15 to the financial statements in the 2018 Form 10-K.
A portion of common stock repurchases in the current quarter and current year period was conducted under a sales plan with MUFG, whereby MUFG sold shares of the Firm’s common stock to the Firm, as part of the Firm’s Share Repurchase Program. The sales plan is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Board of Governors of the Federal Reserve System and has no impact on the strategic alliance between MUFG and the Firm, including the joint ventures in Japan.

Common Stock Dividends Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividends declared per common share	$0.30	$0.25	$0.60	$0.50

Preferred Stock Outstanding

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At June 30, 2019	Liquidation Preference per Share	At June 30, 2019	At December 31, 2018
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
Total			$8,520	$8,520

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
Preferred Stock Dividends

$ in millions, except per share data	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Per Share[1]	Total	Per Share[1]	Total
Series
A	$253	$11	$253	$11
C	25	13	25	13
E	445	15	445	15
F	430	15	430	15
G	414	8	414	8
H	681	35	681	35
I	398	16	398	16
J	694	42	694	42
K	366	15	366	15
Total		$170		$170

June 2019 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

$ in millions, except per share data	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Per Share[1]	Total	Per Share[1]	Total
Series
A	$503	$22	$503	$22
C	50	26	50	26
E	891	30	891	30
F	859	30	859	30
G	828	16	828	16
H	681	35	681	35
I	797	32	797	32
J	694	42	694	42
K	731	30	731	30
Total		$263		$263

1.
Dividends on preferred stock are payable quarterly, except for Series H, which was payable semiannually until July 15, 2019 and is now payable quarterly, and Series J, which is payable semiannually until July 15, 2020, and quarterly thereafter.

Accumulated Other Comprehensive Income (Loss)1

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pension, Postretirement and Other	DVA	Total
March 31, 2019	$(901)	$(501)	$(577)	$(494)	$(2,473)
OCI during the period	36	609	3	(226)	422
June 30, 2019	$(865)	$108	$(574)	$(720)	$(2,051)
March 31, 2018	$(715)	$(1,068)	$(710)	$(913)	$(3,406)
OCI during the period	(149)	(126)	6	605	336
June 30, 2018	$(864)	$(1,194)	$(704)	$(308)	$(3,070)
December 31, 2018	$(889)	$(930)	$(578)	$105	$(2,292)
OCI during the period	24	1,038	4	(825)	241
June 30, 2019	$(865)	$108	$(574)	$(720)	$(2,051)
December 31, 2017	$(767)	$(547)	$(591)	$(1,155)	$(3,060)
Cumulative adjustment for accounting changes[2]	(8)	(111)	(124)	(194)	(437)
OCI during the period	(89)	(536)	11	1,041	427
June 30, 2018	$(864)	$(1,194)	$(704)	$(308)	$(3,070)

1.	Amounts are net of tax and exclude noncontrolling interests.

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

Components of Period Changes in OCI

	Three Months Ended June 30, 2019
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$32	$33	$65	$29	$36
Reclassified to earnings	—	—	—	—	—
Net OCI	$32	$33	$65	$29	$36
Change in net unrealized gains (losses) on AFS securities
OCI activity	$849	$(200)	$649	$—	$649
Reclassified to earnings	(53)	13	(40)	—	(40)
Net OCI	$796	$(187)	$609	$—	$609
Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	3	—	3	—	3
Net OCI	$3	$—	$3	$—	$3
Change in net DVA
OCI activity	$(330)	$82	$(248)	$(20)	$(228)
Reclassified to earnings	3	(1)	2	—	2
Net OCI	$(327)	$81	$(246)	$(20)	$(226)

	Three Months Ended June 30, 2018
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(86)	$(106)	$(192)	$(43)	$(149)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(86)	$(106)	$(192)	$(43)	$(149)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(162)	$39	$(123)	$—	$(123)
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$(165)	$39	$(126)	$—	$(126)
Pension, postretirement and other
OCI activity	$2	$—	$2	$—	$2
Reclassified to earnings	6	(2)	4	—	4
Net OCI	$8	$(2)	$6	$—	$6
Change in net DVA
OCI activity	$841	$(205)	$636	$34	$602
Reclassified to earnings	3	—	3	—	3
Net OCI	$844	$(205)	$639	$34	$605

77	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$28	$15	$43	$19	$24
Reclassified to earnings	—	—	—	—	—
Net OCI	$28	$15	$43	$19	$24
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,419	$(333)	$1,086	$—	$1,086
Reclassified to earnings	(63)	15	(48)	—	(48)
Net OCI	$1,356	$(318)	$1,038	$—	$1,038
Pension, postretirement and other
OCI activity	$—	$(1)	$(1)	$—	$(1)
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$6	$(2)	$4	$—	$4
Change in net DVA
OCI activity	$(1,154)	$283	$(871)	$(41)	$(830)
Reclassified to earnings	7	(2)	5	—	5
Net OCI	$(1,147)	$281	$(866)	$(41)	$(825)

	Six Months Ended June 30, 2018[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(8)	$(67)	$(75)	$14	$(89)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(8)	$(67)	$(75)	$14	$(89)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(697)	$164	$(533)	$—	$(533)
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$(700)	$164	$(536)	$—	$(536)
Pension, postretirement and other
OCI activity	$2	$—	$2	$—	$2
Reclassified to earnings	12	(3)	9	—	9
Net OCI	$14	$(3)	$11	$—	$11
Change in net DVA
OCI activity	$1,421	$(345)	$1,076	$49	$1,027
Reclassified to earnings	18	(4)	14	—	14
Net OCI	$1,439	$(349)	$1,090	$49	$1,041

1.	Exclusive of cumulative adjustments related to the adoption of certain accounting updates. Refer to the table below and Note 2 for further information.

Cumulative Adjustments to Retained Earnings Related to the Adoption of Accounting Updates1

Six Months Ended
$ in millions	June 30, 2019
Leases	$63

Six Months Ended
$ in millions	June 30, 2018
Revenues from contracts with customers[2]	$(32)
Derivatives and hedging—targeted improvements to accounting for hedging activities[2]	(99)
Reclassification of certain tax effects from AOCI[2]	443
Other[3]	(6)
Total	$306

1.	There were no cumulative adjustments to retained earnings related to the adoption of accounting updates for the three months ended June 30, 2019 and 2018.

2.	See Note 2 to the financial statements in the 2018 Form 10-K for further information.

3.
Other includes the adoption of accounting updates related to Recognition and Measurement of Financial Assets and Financial Liabilities (other than the provision around presenting unrealized DVA in OCI, which the Firm early adopted in 2016) and Derecognition of Nonfinancial Assets. The impact of these adoptions on Retained earnings was not significant.

15. Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2019	2018	2019	2018
Earnings applicable to Morgan Stanley common shareholders	$2,031	$2,267	$4,367	$4,842
Basic EPS
Weighted average common shares outstanding	1,634	1,720	1,646	1,730
Earnings per basic common share	$1.24	$1.32	$2.65	$2.80
Diluted EPS
Weighted average common shares outstanding	1,634	1,720	1,646	1,730
Effect of dilutive RSUs and PSUs	21	28	20	30
Weighted average common shares outstanding and common stock equivalents	1,655	1,748	1,666	1,760
Earnings per diluted common share	$1.23	$1.30	$2.62	$2.75
Weighted average antidilutive RSUs (excluded from the computation of diluted EPS)	—	1	3	1

June 2019 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

16. Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Interest income
Investment securities	$509	$417	$984	$841
Loans	1,196	1,074	2,391	2,012
Securities purchased under agreements to resell and Securities borrowed[1]	1,047	366	1,994	581
Trading assets, net of Trading liabilities	747	576	1,460	1,116
Customer receivables and Other[2]	1,007	861	1,967	1,604
Total interest income	$4,506	$3,294	$8,796	$6,154

Interest expense
Deposits	$493	$273	$955	$432
Borrowings	1,342	1,258	2,722	2,396
Securities sold under agreements to repurchase and Securities loaned[3]	735	446	1,335	848
Customer payables and Other[4]	907	411	1,741	597
Total interest expense	$3,477	$2,388	$6,753	$4,273
Net interest	$1,029	$906	$2,043	$1,881

1.	Includes fees paid on Securities borrowed.

2.	Includes interest from Customer receivables and Cash and cash equivalents.

3.	Includes fees received on Securities loaned.

4.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.
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
The Firm’s effective tax rate for the current quarter and current year period included recurring-type discrete tax benefits associated with employee share-based payments of $20 million and $127 million, respectively. The Firm’s effective tax rate for the current year period included an intermittent net discrete tax benefit of $101 million primarily associated with the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations.
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
The Firm believes that the resolution of the previous tax examinations will not have a material effect on the annual financial statements, although a resolution could have a material impact in the income statements and on the effective tax rate for any period in which such resolution occurs.

18. Segment, Geographic and Revenue Information
Segment Information
Selected Financial Information by Business Segment

	Three Months Ended June 30, 2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1,2]	$1,472	$138	$(1)	$(19)	$1,590
Trading	2,558	162	(1)	13	2,732
Investments	194	—	247	—	441
Commissions and fees[1]	625	428	—	(74)	979
Asset management[1]	103	2,544	612	(39)	3,220
Other	143	120	(9)	(1)	253
Total non-interest revenues[3,4]	5,095	3,392	848	(120)	9,215
Interest income	3,289	1,348	6	(137)	4,506
Interest expense	3,271	332	15	(141)	3,477
Net interest	18	1,016	(9)	4	1,029
Net revenues	$5,113	$4,408	$839	$(116)	$10,244
Income from continuing operations before income taxes	$1,463	$1,243	$199	$(2)	$2,903
Provision for income taxes	324	290	44	(1)	657
Income from continuing operations	1,139	953	155	(1)	2,246
Net income	1,139	953	155	(1)	2,246
Net income applicable to noncontrolling interests	18	—	27	—	45
Net income applicable to Morgan Stanley	$1,121	$953	$128	$(1)	$2,201

79	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1,2]	$1,699	$114	$—	$(20)	$1,793
Trading	3,128	135	16	14	3,293
Investments	89	3	55	—	147
Commissions and fees[1]	674	442	—	(77)	1,039
Asset management[1]	102	2,514	610	(37)	3,189
Other	168	74	3	(2)	243
Total non-interest revenues[3,4]	5,860	3,282	684	(122)	9,704
Interest income	2,195	1,320	17	(238)	3,294
Interest expense	2,341	277	10	(240)	2,388
Net interest	(146)	1,043	7	2	906
Net revenues	$5,714	$4,325	$691	$(120)	$10,610
Income from continuing operations before income taxes	$1,812	$1,157	$140	$—	$3,109
Provision for income taxes	323	281	36	—	640
Income from continuing operations	1,489	876	104	—	2,469
Income (loss) from discontinued operations, net of income taxes	(2)	—	—	—	(2)
Net income	1,487	876	104	—	2,467
Net income applicable to noncontrolling interests	30	—	—	—	30
Net income applicable to Morgan Stanley	$1,457	$876	$104	$—	$2,437

	Six Months Ended June 30, 2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1,2]	$2,623	$247	$(1)	$(37)	$2,832
Trading	5,688	464	(4)	25	6,173
Investments	275	1	438	—	714
Commissions and fees[1]	1,246	834	—	(135)	1,945
Asset management[1]	210	4,905	1,229	(75)	6,269
Other	365	200	(6)	(5)	554
Total non-interest revenues[3,4]	10,407	6,651	1,656	(227)	18,487
Interest income	6,345	2,761	10	(320)	8,796
Interest expense	6,443	615	23	(328)	6,753
Net interest	(98)	2,146	(13)	8	2,043
Net revenues	$10,309	$8,797	$1,643	$(219)	$20,530
Income from continuing operations before income taxes	$3,058	$2,431	$373	$(4)	$5,858
Provision for income taxes	514	554	77	(1)	1,144
Income from continuing operations	2,544	1,877	296	(3)	4,714
Net income	2,544	1,877	296	(3)	4,714
Net income applicable to noncontrolling interests	52	—	32	—	84
Net income applicable to Morgan Stanley	$2,492	$1,877	$264	$(3)	$4,630

	Six Months Ended June 30, 2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1,2]	$3,212	$254	$—	$(39)	$3,427
Trading	6,771	244	21	27	7,063
Investments	138	3	132	—	273
Commissions and fees[1]	1,418	940	—	(146)	2,212
Asset management[1]	212	5,009	1,236	(76)	6,381
Other	304	137	13	(4)	450
Total non-interest revenues[3,4]	12,055	6,587	1,402	(238)	19,806
Interest income	3,999	2,600	18	(463)	6,154
Interest expense	4,240	488	11	(466)	4,273
Net interest	(241)	2,112	7	3	1,881
Net revenues	$11,814	$8,699	$1,409	$(235)	$21,687
Income from continuing operations before income taxes	$3,924	$2,317	$288	$—	$6,529
Provision for income taxes	772	527	55	—	1,354
Income from continuing operations	3,152	1,790	233	—	5,175
Income (loss) from discontinued operations, net of income taxes	(4)	—	—	—	(4)
Net income	3,148	1,790	233	—	5,171
Net income applicable to noncontrolling interests	64	—	2	—	66
Net income applicable to Morgan Stanley	$3,084	$1,790	$231	$—	$5,105

I/E–Intersegment Eliminations

1.
Approximately 90% of Investment Banking revenues in the current quarter and current year period and approximately 85% of Investment banking revenues in the prior year quarter and prior year period were accounted for under the Revenues from Contracts with Customers accounting update. In all periods presented, substantially all of Commissions and fees and Asset management revenues were accounted for under this accounting update.

2.
Current quarter Institutional Securities Investment banking revenues are composed of $506 million of Advisory and $966 million of Underwriting revenues. Prior year quarter Institutional Securities Investment banking revenues are composed of $618 million of Advisory and $1,081 million of Underwriting revenues. Current year period Institutional Securities Investment banking revenues are composed of $912 million of Advisory and $1,711 million of Underwriting revenues. Prior year period Institutional Securities Investment banking revenues are composed of $1,192 million of Advisory and $2,020 million of Underwriting revenues.

3.
The Firm enters into certain contracts which contain a current obligation to perform services in the future. Excluding contracts where billing is commensurate with the value of the services performed at each stage of the contract, contracts with variable consideration that is subject to reversal, and contracts with less than one year duration, we expect to record the following approximate revenues in the future: $94 million in the remainder of 2019 and $119 million in 2020; between $40 million and $75 million per year in 2021 through 2025; and $10 million per year thereafter through 2035. These revenues are primarily related to certain commodities contracts with customers.

4.
Includes $725 million and $862 million in revenue recognized in the current quarter and prior year quarter, respectively, and $1,344 million and $1,628 million in revenue recognized in the current year period and prior year period, respectively, where some or all services were performed in prior periods. This amount is primarily composed of investment banking advisory fees and distribution fees.

For a discussion about the Firm’s business segments, see Note 21 to the financial statements in the 2018 Form 10-K.

June 2019 Form 10-Q	80

Notes to Consolidated Financial Statements (Unaudited)

Total Assets by Business Segment

$ in millions	At June 30, 2019	At December 31, 2018
Institutional Securities	$696,748	$646,427
Wealth Management[1]	189,811	202,392
Investment Management	5,400	4,712
Total[2]	$891,959	$853,531

1.	The Firm acquired Solium Capital Inc. in the current quarter and as a result recorded Goodwill of approximately $469 million and Intangible assets of approximately $268 million.

2.	Parent assets have been fully allocated to the business segments.

Additional Segment Information—Investment Management

Net Unrealized Carried Interest

$ in millions	At June 30, 2019	At December 31, 2018
Net cumulative unrealized carried interest at risk of reversing	$540	$434

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

Reduction of Fees due to Fee Waivers

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Fee waivers	$10	$16	$21	$34

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

Geographic Information

Net Revenues by Region

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Americas	$7,526	$7,614	$14,847	$15,632
EMEA	1,576	1,829	3,278	3,537
Asia	1,142	1,167	2,405	2,518
Total	$10,244	$10,610	$20,530	$21,687

For a discussion about the Firm’s geographic net revenues, see Note 21 to the financial statements in the 2018 Form 10-K.
Revenue Information
Trading Revenues by Product Type

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2019	2018	2019	2018
Interest rate	$604	$781	$1,389	$1,652
Foreign exchange	73	138	314	399
Equity security and index[1]	1,478	1,785	2,929	3,661
Commodity and other	264	358	686	794
Credit	313	231	855	557
Total	$2,732	$3,293	$6,173	$7,063

1.	Dividend income is included within equity security and index contracts.
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

Receivables related to Revenues from Contracts with Customers

$ in millions	At June 30, 2019	At December 31, 2018
Customer and other receivables	$2,536	$2,308

Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and has the right per the contract to bill the customer.

81	June 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

19. Subsequent Events
The Firm has evaluated subsequent events for adjustment to or disclosure in the financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto.

June 2019 Form 10-Q	82

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30,
	2019			2018
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$99,634	$509	2.0%	$79,502	$417	2.1%
Loans[1]	118,091	1,196	4.1	111,939	1,074	3.8
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	145,795	1,005	2.8	137,413	463	1.4
Non-U.S.	76,144	42	0.2	90,114	(97)	(0.4)
Trading assets, net of Trading liabilities[3]:
U.S.	81,129	661	3.3	56,327	525	3.7
Non-U.S.	12,749	86	2.7	7,926	51	2.6
Customer receivables and Other[4]:
U.S.	60,536	710	4.7	69,654	623	3.6
Non-U.S.	60,807	297	2.0	55,130	238	1.7
Total	$654,885	$4,506	2.8%	$608,005	$3,294	2.2%
Interest bearing liabilities
Deposits[1]	$175,967	$493	1.1%	$165,251	$273	0.7%
Borrowings[1,5]	192,518	1,342	2.8	192,122	1,258	2.6
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	35,268	534	6.1	24,868	321	5.2
Non-U.S.	31,342	201	2.6	39,536	125	1.3
Customer payables and Other[7]:
U.S.	124,119	585	1.9	121,968	208	0.7
Non-U.S.	64,693	322	2.0	72,915	203	1.1
Total	$623,907	$3,477	2.2%	$616,660	$2,388	1.6%
Net interest income and net interest rate spread		$1,029	0.6%		$906	0.6%

83	June 2019 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Six Months Ended June 30,
	2019			2018
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$97,283	$984	2.0%	$80,016	$841	2.1%
Loans[1]	117,398	2,391	4.1	108,193	2,012	3.8
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	143,119	1,939	2.7	130,611	772	1.2
Non-U.S.	77,389	55	0.1	89,074	(191)	(0.4)
Trading assets, net of Trading liabilities[3]:
U.S.	77,646	1,292	3.4	55,089	1,012	3.7
Non-U.S.	12,488	168	2.7	6,051	104	3.5
Customer receivables and Other[4]:
U.S.	61,756	1,407	4.6	71,734	1,165	3.3
Non-U.S.	58,824	560	1.9	52,979	439	1.7
Total	$645,903	$8,796	2.7%	$593,747	$6,154	2.1%
Interest bearing liabilities
Deposits[1]	$178,478	$955	1.1%	$162,607	$432	0.5%
Borrowings[1,5]	190,859	2,722	2.9	193,323	2,396	2.5
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	31,192	984	6.4	24,948	607	4.9
Non-U.S.	31,617	351	2.2	40,091	241	1.2
Customer payables and Other[7]:
U.S.	121,002	1,139	1.9	121,798	257	0.4
Non-U.S.	65,076	602	1.9	71,210	340	1.0
Total	$618,224	$6,753	2.2%	$613,977	$4,273	1.4%
Net interest income and net interest rate spread		$2,043	0.5%		$1,881	0.7%

1.	Amounts include primarily U.S. balances.

2.	Includes fees paid on Securities borrowed.

3.	Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.

4.	Includes Cash and cash equivalents. Prior period amounts have been revised to conform to the current presentation.

5.	Includes structured notes, whose interest expense is considered part of its value and therefore is recorded within Trading revenues.

6.
Includes fees received on Securities loaned. The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.

7.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.

June 2019 Form 10-Q	84

Glossary of Common Acronyms

2018 Form 10-K	Annual Report on Form 10-K for year ended December 31, 2018 filed with the SEC

ABS	Asset-backed securities

AFS	Available-for-sale

AML	Anti-money laundering

AOCI	Accumulated other comprehensive income (loss)

AUM	Assets under management or supervision

BEAT	Base erosion and anti-abuse tax

BHC	Bank holding company

bps	Basis points; one basis point equals 1/100th of 1%

CCAR	Comprehensive Capital Analysis and Review

CCyB	Countercyclical capital buffer

CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)

CDS	Credit default swaps

CECL	Current expected credit loss

CFTC	U.S. Commodity Futures Trading Commission

CLN	Credit-linked note(s)

CLO	Collateralized loan obligation(s)

CMBS	Commercial mortgage-backed securities

CMO	Collateralized mortgage obligation(s)

CVA	Credit valuation adjustment

DVA	Debt valuation adjustment

EBITDA	Earnings before interest, taxes, depreciation and amortization

ELN	Equity-linked note(s)

EMEA	Europe, Middle East and Africa

EPS	Earnings per common share

E.U.	European Union

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FFIEC	Federal Financial Institutions Examination Council

FHC	Financial Holding Company

FICC	Fixed Income Clearing Corporation

FICO	Fair Isaac Corporation

FVA	Funding valuation adjustment

GILTI	Global Intangible Low-Taxed Income

GLR	Global liquidity reserve

G-SIB	Global systemically important banks

HELOC	Home Equity Line of Credit

HQLA	High-quality liquid assets

HTM	Held-to-maturity

I/E	Intersegment eliminations

IHC	Intermediate holding company

IM	Investment Management

IRS	Internal Revenue Service

IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies

LIBOR	London Interbank Offered Rate

M&A	Merger, acquisition and restructuring transaction

MSBNA	Morgan Stanley Bank, N.A.

MS&Co.	Morgan Stanley & Co. LLC

MSIP	Morgan Stanley & Co. International plc

MSMS	Morgan Stanley MUFG Securities Co., Ltd.

MSPBNA	Morgan Stanley Private Bank, National Association

MSSB LLC	Morgan Stanley Smith Barney LLC

MUFG	Mitsubishi UFJ Financial Group, Inc.

85	June 2019 Form 10-Q

Glossary of Common Acronyms

MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

MWh	Megawatt hour

N/A	Not Applicable

NAV	Net asset value

N/M	Not Meaningful

Non-GAAP	Non-generally accepted accounting principles

NSFR	Net stable funding ratio, as proposed by the U.S. banking agencies

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income (loss)

OIS	Overnight index swap

OTC	Over-the-counter

PRA	Prudential Regulation Authority

PSU	Performance-based stock unit

RMBS	Residential mortgage-backed securities

ROE	Return on average common equity

ROTCE	Return on average tangible common equity

ROU	Right-of-use

RSU	Restricted stock unit

RWA	Risk-weighted assets

SEC	U.S. Securities and Exchange Commission

SLR	Supplementary leverage ratio

S&P	Standard & Poor’s

SPE	Special purpose entity

SPOE	Single point of entry

TDR	Troubled debt restructuring

TLAC	Total loss-absorbing capacity

U.K.	United Kingdom

UPB	Unpaid principal balance

U.S.	United States of America

U.S. DOL	U.S. Department of Labor

U.S. GAAP	Accounting principles generally accepted in the United States of America

VaR	Value-at-Risk

VAT	Value-added tax

VIE	Variable interest entity

WACC	Implied weighted average cost of capital

WM	Wealth Management

June 2019 Form 10-Q	86

Other Information
Legal Proceedings

The following new matters and developments have occurred since previously reporting certain matters in the Firm’s 2018 Form 10-K and the Firm's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (the "First Quarter Form 10-Q"). See also the disclosures set forth under “Legal Proceedings” in the 2018 Form 10-K and the First Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matters

On June 4, 2019, the Appellate Division, First Department granted the Firm’s motion for leave to appeal to the Court of Appeals the January 17, 2019 decision in Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., which had reversed the trial court’s partial dismissal of the complaint.
Antitrust Related Matter

On May 23, 2019, plaintiffs in a series of putative class action complaints filed in the United States District Court for the Southern District of New York filed a consolidated amended class action complaint. The first action naming the Firm was styled Alaska Electrical Pension Fund v. BofA Secs, Inc., et al., and the consolidated action is now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint.

European Matters

On May 31, 2019, the Firm filed its response to the plaintiff’s appeal in the Court of Appeal of Milan in the matter styled Banco Popolare Societá Cooperativa v Morgan Stanley & Co. International plc & others.

On June 14, 2019, the Firm filed its response to the public prosecutor’s appeal with the Italian Supreme Court in the matter styled Case number 2012/00406/MNV.

On June 26 and July 2, 2019, a hearing of the Dutch Tax Authority’s appeal was held in the matters styled Case number 15/3637 and Case number 15/4353.

87	June 2019 Form 10-Q

Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the three months ended June 30, 2019.
Issuer Purchases of Equity Securities

$ in millions, except per share data	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1, 2019—April 30, 2019)
Share Repurchase Program[2]	3,386,400	$47.43	3,386,400	$1,019
Employee transactions[3]	1,083,981	$46.46	—	—

Month #2 (May 1, 2019—May 31, 2019)
Share Repurchase Program[2]	9,351,100	$45.25	9,351,100	$596
Employee transactions[3]	758,008	$44.04	—	—

Month #3 (June 1, 2019—June 30, 2019)
Share Repurchase Program[2]	13,758,849	$43.34	13,758,849	$—
Employee transactions[3]	12,382	$41.07	—	—

Three Months Ended June 30, 2019
Share Repurchase Program[2]	26,496,349	$44.53	26,496,349	$—
Employee transactions[3]	1,854,371	$45.44	—	—

1.
Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time. On April 18, 2018, the Firm entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”). See Note 14 to the financial statements for further information on the sales plan.

2.
The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date. Share repurchases by the Firm are subject to regulatory approval. On June 28, 2018, the Federal Reserve published summary results of CCAR and the Firm received a conditional non-objection to its 2018 Capital Plan, where the only condition was that the Firm’s capital distributions not exceed the greater of the actual distributions it made over the previous four calendar quarters or the annualized average of actual distributions over the previous eight calendar quarters. As a result, the Firm’s 2018 Capital Plan included a share repurchase of up to $4.7 billion of its outstanding common stock during the period beginning July 1, 2018 through June 30, 2019. During the quarter ended June 30, 2019 the Firm repurchased approximately $1.2 billion of the Firm’s outstanding common stock as part of its Share Repurchase Program. On June 27, 2019, the Federal Reserve published summary results of CCAR and and the Firm received a non-objection to its 2019 Capital Plan. The Firm’s 2019 Capital Plan includes a share repurchase of up to $6.0 billion of its outstanding common stock during the period beginning July 1, 2019 through June 30, 2020. For further information, see “Liquidity and Capital Resources—Capital Management.”

3.	Includes shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans.

June 2019 Form 10-Q	88

Controls and Procedures
Under the supervision and with the participation of the Firm’s management, including the Chief Executive Officer and Chief Financial Officer, the Firm conducted an evaluation of the effectiveness of the Firm’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Firm's disclosure controls and procedures were effective as of the end of the period covered by this report.
No change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Exhibits
An exhibit index has been filed as part of this Report on page E-1.

89	June 2019 Form 10-Q

Exhibit Index
Morgan Stanley
Quarter Ended June 30, 2019

Exhibit No.	Description

15	Letter of awareness from Deloitte & Touche LLP, dated August 5, 2019, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Consolidated Income Statements—Three Months and Six Months Ended June 30, 2019 and 2018, (ii) the Consolidated Comprehensive Income Statements—Three Months and Six Months Ended June 30, 2019 and 2018, (iii) the Consolidated Balance Sheets—Unaudited at June 30, 2019 and at December 31, 2018, (iv) the Consolidated Statements of Changes in Total Equity—Three Months and Six Months Ended June 30, 2019 and 2018, (v) the Consolidated Cash Flow Statements—Six Months Ended June 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

E- 1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/s/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer
Date: August 5, 2019

S-1