Form 10-Q
period 2019-09-30
MORGAN STANLEY
filed 2019-11-05
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 31, 2019, there were 1,618,597,895 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2019

i

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website, www.sec.gov, that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s website.
Our website is www.morganstanley.com. You can access our Investor Relations webpage at www.morganstanley.com/about-us-ir. We make available free of charge, on or through our Investor Relations webpage, our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, via a link to the SEC’s website, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.
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
Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial Officer. We will post any amendments to the Code of Ethics and Business Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (“NYSE”) on our website. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations, 1585 Broadway, New York, NY 10036 (212-761-4000). The information on our website is not incorporated by reference into this report.

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

1	September 2019 Form 10-Q

Management’s Discussion and Analysis

Executive Summary
Overview of Financial Results
Consolidated Results
Net Revenues
($ in millions)

$9,872
2%
$10,032
$31,559
(3)%
$30,562
3Q 2018
Δ
3Q 2019
YTD 2018
Δ
YTD 2019

Net Income Applicable to Morgan Stanley
($ in millions)

$7,217
(6)%
$6,803
$2,112
3%
$2,173
3Q 2018
Δ
3Q 2019
YTD 2018
Δ
YTD 2019

Earnings per Common Share1

$1.19
$1.17
$1.28
$1.27
$3.99
$3.92
$3.94
$3.89
3Q 2018
3Q 2019
YTD 2018
YTD 2019
Basic EPS
Diluted EPS

1.	For the calculation of basic and diluted EPS, see Note 15 to the financial statements.

•
We reported net revenues of $10,032 million in the quarter ended September 30, 2019 (“current quarter,” or “3Q 2019”), compared with $9,872 million in the quarter ended September 30, 2018 (“prior year quarter,” or “3Q 2018”). For the current quarter, net income applicable to Morgan Stanley was $2,173 million, or $1.27 per diluted common share, compared with $2,112 million or $1.17 per diluted common share, in the prior year quarter.

•
We reported net revenues of $30,562 million in the nine months ended September 30, 2019 (“current year period,” or “YTD 2019”), compared with $31,559 million in the period ended September 30, 2018 (“prior year period,” or “YTD 2018”). For the current year period, net income applicable to Morgan Stanley was $6,803 million, or $3.89 per diluted common share, compared with $7,217 million or $3.92 per diluted common share, in the prior year period.

September 2019 Form 10-Q	2

Management’s Discussion and Analysis

Non-interest Expenses1
($ in millions)

$7,021
4%
$7,322
$2,711
39%
7%
$2,895
40%
$4,310
61%
3%
$4,427
60%
3Q 2018
Δ
3Q 2019
Compensation and benefits expenses
Non-compensation expenses

$22,179
(1)%
$21,994
$8,334
38%
1%
$8,385
38%
$13,845
62%
(2)%
$13,609
62%
YTD 2018
Δ
YTD 2019
Compensation and benefits expenses
Non-compensation expenses

1.	The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to total non-interest expenses.

•
Compensation and benefits expenses of $4,427 million in the current quarter and $13,609 million in the current year period increased 3% from $4,310 million in the prior year quarter and decreased 2% from $13,845 million in the prior year period. In the current quarter, the increase was primarily attributed to higher discretionary incentive compensation and salaries, partially offset by decreases in the fair value of investments to which certain deferred compensation plans are referenced. In the current year period, the decrease was primarily attributed to lower discretionary incentive compensation and the roll-off of certain acquisition-related employee retention loans, partially offset by higher salaries, increases in the fair value of investments to which certain deferred compensation plans are referenced, and higher deferred compensation associated with carried interest.

•
Non-compensation expenses of $2,895 million in the current quarter and $8,385 million in the current year period increased 7% from $2,711 million in the prior year quarter and increased 1% from $8,334 million in the prior year period. The current quarter increase was primarily due to higher litigation costs, volume-related expenses and investments in technology, partially offset by decreases in professional services expenses. In the current year period, investments in technology were partially offset by a decrease in professional services expenses.

Income Taxes
The current quarter included intermittent net discrete tax benefits of $89 million primarily associated with the filing of the 2018 federal tax return and the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations. The current year period and prior year period included intermittent net discrete tax benefits of $190 million and $92 million, respectively, primarily associated with the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations and other matters. For further information, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

3	September 2019 Form 10-Q

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Net income applicable to Morgan Stanley	$2,173	$2,112	$6,803	$7,217
Preferred stock dividends and other	113	93	376	356
Earnings applicable to Morgan Stanley common shareholders	$2,060	$2,019	$6,427	$6,861
Expense efficiency ratio[1]	73.0%	71.1%	72.0%	70.3%
ROE[2]	11.2%	11.5%	11.8%	13.1%
ROTCE[2]	12.9%	13.2%	13.5%	15.1%

in millions, except per share and employee data	At September 30, 2019	At December 31, 2018
GLR[3]	$226,923	$249,735
Loans[4]	$125,522	$115,579
Total assets	$902,604	$853,531
Deposits	$180,738	$187,820
Borrowings	$193,659	$189,662
Common shares outstanding	1,624	1,700
Common shareholders' equity	$73,862	$71,726
Tangible common shareholders’ equity[2]	$64,512	$62,879
Book value per common share[5]	$45.49	$42.20
Tangible book value per common share[2,5]	$39.73	$36.99
Worldwide employees	60,532	60,348

	At September 30, 2019	At December 31, 2018
Capital ratios[6]
Common Equity Tier 1 capital	16.3%	16.9%
Tier 1 capital	18.5%	19.2%
Total capital	20.9%	21.8%
Tier 1 leverage	8.2%	8.4%
SLR	6.3%	6.5%

1.	The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.

2.	Represents a non-GAAP measure. See “Selected Non-GAAP Financial Information” herein.

3.	For a discussion of the GLR, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.

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

6.
At September 30, 2019 and December 31, 2018, our risk-based capital ratios are based on the Standardized Approach rules. For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

Business Segment Results
Net Revenues by Segment1
($ in millions)

$9,872
$653, 7%
$4,399
45%
$4,929
50%
17%
(1)%
2%
$10,032
$764, 8%
$4,358
43%
$5,023
50%
3Q 2018
Δ
3Q 2019
Institutional Securities
Wealth Management
Investment Management

$31,559
$2,062, 7%
$13,098
42%
$16,743
53%
17%
—%
(8)%
$30,562
$2,407, 8%
$13,155
43%
$15,332
50%
YTD 2018
Δ
YTD 2019
Institutional Securities
Wealth Management
Investment Management

September 2019 Form 10-Q	4

Management’s Discussion and Analysis

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

$2,112
$80, 4%
$913
43%
$1,120
53%
73%
5%
(4)%
$2,173
$138, 6%
$962
44%
$1,073
49%
3Q 2018
Δ
3Q 2019
Institutional Securities
Wealth Management
Investment Management

$7,217
$311, 4%
$2,703
37%
$4,204
58%
29%
5%
(15)%
$6,803
$402, 6%
$2,839
42%
$3,565
52%
YTD 2018
Δ
YTD 2019
Institutional Securities
Wealth Management
Investment Management

1.
The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not total to 100% due to intersegment eliminations. See Note 18 to the financial statements for details of intersegment eliminations.

•
Institutional Securities net revenues of $5,023 million in the current quarter increased 2% from the prior year quarter primarily reflecting higher revenues in Fixed income sales and trading, partially offset by a decrease in Other revenues. Net revenues of $15,332 million in the current year period decreased 8% from the prior year period, primarily reflecting lower revenues from Equity sales and trading and Investment banking.

•	Wealth Management net revenues of $4,358 million in the current quarter and $13,155 million in the current year period were relatively unchanged compared with the prior year periods.

•
Investment Management net revenues of $764 million in the current quarter and $2,407 million in the current year period each increased 17% from the prior year periods. The current quarter results primarily reflected higher Investments and Asset Management revenues. The current year period results increased primarily due to higher Investments revenues.

Net Revenues by Region1, 2
($ in millions)

$9,872
$1,160, 12%
$1,355
14%
$7,357
74%
(2)%
4%
2%
$10,032
$1,134, 11%
$1,409
14%
$7,489
75%
3Q 2018
Δ
3Q 2019
Americas
EMEA
Asia

$31,559
$3,678, 12%
$4,892
15%
$22,989
73%
(4)%
(4)%
(3)%
$30,562
$3,539, 12%
$4,687
15%
$22,336
73%
YTD 2018
Δ
YTD 2019
Americas
EMEA
Asia

1.	For a discussion of how the geographic breakdown of net revenues is determined, see Note 18 to the financial statements.

2.	The percentages on the bars in the charts represent the contribution of each region to the total.

5	September 2019 Form 10-Q

Management’s Discussion and Analysis

Selected Non-GAAP Financial Information
We prepare our financial statements using U.S. GAAP. From time to time, we may disclose certain “non-GAAP financial measures” in this document or in the course of our earnings releases, earnings and other conference calls, financial presentations, Definitive Proxy Statement and otherwise. A “non-GAAP financial measure” excludes, or includes, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We consider the non-GAAP financial measures we disclose to be useful to us, analysts, investors and other stakeholders by providing further transparency about, or an alternate means of assessing, our financial condition, operating results or capital adequacy.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions, except per share data	2019	2018	2019	2018
Net income applicable to Morgan Stanley	$2,173	$2,112	$6,803	$7,217
Impact of adjustments	(89)	(4)	(190)	(92)
Adjusted net income applicable to Morgan Stanley—non-GAAP[1]	$2,084	$2,108	$6,613	$7,125
Earnings per diluted common share	$1.27	$1.17	$3.89	$3.92
Impact of adjustments	(0.06)	—	(0.12)	(0.05)
Adjusted earnings per diluted common share—non-GAAP[1]	$1.21	$1.17	$3.77	$3.87
Effective income tax rate	18.2%	24.4%	19.1%	21.9%
Impact of adjustments	3.2%	0.2%	2.2%	0.9%
Adjusted effective income tax rate—non-GAAP[1]	21.4%	24.6%	21.3%	22.8%

$ in millions	At September 30, 2019	At December 31, 2018
Tangible equity U.S. GAAP
Morgan Stanley shareholders' equity	$82,382	$80,246
Less: Goodwill and net intangible assets	(9,350)	(8,847)
Tangible Morgan Stanley shareholders' equity—non-GAAP	$73,032	$71,399
U.S. GAAP
Common shareholders' equity	$73,862	$71,726
Less: Goodwill and net intangible assets	(9,350)	(8,847)
Tangible common shareholders' equity—non-GAAP	$64,512	$62,879
Consolidated Non-GAAP Financial Measures

	Average Monthly Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Tangible equity
Morgan Stanley shareholders' equity	$81,912	$78,760	$81,028	$78,165
Less: Goodwill and net intangible assets	(9,389)	(8,970)	(9,097)	(9,020)
Tangible Morgan Stanley shareholders' equity	$72,523	$69,790	$71,931	$69,145
Common shareholders' equity	$73,392	$70,240	$72,508	$69,645
Less: Goodwill and net intangible assets	(9,389)	(8,970)	(9,097)	(9,020)
Tangible common shareholders' equity	$64,003	$61,270	$63,411	$60,625

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2019	2018	2019	2018
Average common equity
Unadjusted	$73.4	$70.2	$72.5	$69.6
Adjusted[1]	73.4	70.2	72.4	69.6
ROE[2]
Unadjusted	11.2%	11.5%	11.8%	13.1%
Adjusted[1,3]	10.7%	11.5%	11.5%	13.0%
Average tangible common equity
Unadjusted	$64.0	$61.3	$63.4	$60.6
Adjusted[1]	64.0	61.3	63.3	60.6
ROTCE[2]
Unadjusted	12.9%	13.2%	13.5%	15.1%
Adjusted[1,3]	12.3%	13.2%	13.1%	14.9%

September 2019 Form 10-Q	6

Management’s Discussion and Analysis

Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2019	2018	2019	2018
Pre-tax margin[4]
Institutional Securities	26%	32%	28%	33%
Wealth Management	28%	27%	28%	27%
Investment Management	22%	16%	22%	19%
Consolidated	27%	29%	28%	30%
Average common equity[5]
Institutional Securities	$40.4	$40.8	$40.4	$40.8
Wealth Management	18.2	16.8	18.2	16.8
Investment Management	2.5	2.6	2.5	2.6
Parent Company	12.3	10.0	11.4	9.4
Consolidated average common equity	$73.4	$70.2	$72.5	$69.6
Average tangible common equity[5]
Institutional Securities	$39.9	$40.1	$39.9	$40.1
Wealth Management	10.2	9.2	10.2	9.2
Investment Management	1.5	1.7	1.5	1.7
Parent Company	12.4	10.3	11.8	9.6
Consolidated average tangible common equity	$64.0	$61.3	$63.4	$60.6
ROE[2,6]
Institutional Securities	9.8%	10.3%	10.8%	12.8%
Wealth Management	20.6%	21.3%	20.2%	20.9%
Investment Management	22.1%	12.0%	21.5%	15.7%
Consolidated	11.2%	11.5%	11.8%	13.1%
ROTCE[2,6]
Institutional Securities	9.9%	10.4%	10.9%	13.0%
Wealth Management	36.9%	38.9%	36.2%	38.1%
Investment Management	35.6%	18.8%	34.7%	24.5%
Consolidated	12.9%	13.2%	13.5%	15.1%

1.
Adjusted amounts exclude net discrete tax provisions (benefits) that are intermittent and include those that are recurring. Provisions or (benefits) related to conversion of employee share-based awards are expected to occur every year and are considered recurring discrete tax items. For further information on the net discrete tax provisions (benefits), see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

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

7	September 2019 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities
Income Statement Information

	Three Months Ended September 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$1,535	$1,459	5%
Trading	2,533	2,573	(2)%
Investments	(18)	96	(119)%
Commissions and fees	643	589	9%
Asset management	100	112	(11)%
Other	51	244	(79)%
Total non-interest revenues	4,844	5,073	(5)%
Interest income	3,112	2,425	28%
Interest expense	2,933	2,569	14%
Net interest	179	(144)	N/M
Net revenues	5,023	4,929	2%
Compensation and benefits	1,768	1,626	9%
Non-compensation expenses	1,948	1,747	12%
Total non-interest expenses	3,716	3,373	10%
Income from continuing operations before income taxes	1,307	1,556	(16)%
Provision for income taxes	189	397	(52)%
Income from continuing operations	1,118	1,159	(4)%
Income (loss) from discontinued operations, net of income taxes	—	(3)	100%
Net income	1,118	1,156	(3)%
Net income applicable to noncontrolling interests	45	36	25%
Net income applicable to Morgan Stanley	$1,073	$1,120	(4)%

	Nine Months Ended September 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$4,158	$4,671	(11)%
Trading	8,221	9,344	(12)%
Investments	257	234	10%
Commissions and fees	1,889	2,007	(6)%
Asset management	310	324	(4)%
Other	416	548	(24)%
Total non-interest revenues	15,251	17,128	(11)%
Interest income	9,457	6,424	47%
Interest expense	9,376	6,809	38%
Net interest	81	(385)	121%
Net revenues	15,332	16,743	(8)%
Compensation and benefits	5,376	5,779	(7)%
Non-compensation expenses	5,591	5,484	2%
Total non-interest expenses	10,967	11,263	(3)%
Income from continuing operations before income taxes	4,365	5,480	(20)%
Provision for income taxes	703	1,169	(40)%
Income from continuing operations	3,662	4,311	(15)%
Income (loss) from discontinued operations, net of income taxes	—	(7)	100%
Net income	3,662	4,304	(15)%
Net income applicable to noncontrolling interests	97	100	(3)%
Net income applicable to Morgan Stanley	$3,565	$4,204	(15)%

September 2019 Form 10-Q	8

Management’s Discussion and Analysis

Investment Banking
Investment Banking Revenues

	Three Months Ended September 30,
$ in millions	2019	2018	% Change
Advisory	$550	$510	8%
Underwriting:
Equity	401	441	(9)%
Fixed income	584	508	15%
Total Underwriting	985	949	4%
Total Investment banking	$1,535	$1,459	5%

	Nine Months Ended September 30,
$ in millions	2019	2018	% Change
Advisory	$1,462	$1,702	(14)%
Underwriting:
Equity	1,286	1,403	(8)%
Fixed income	1,410	1,566	(10)%
Total Underwriting	2,696	2,969	(9)%
Total Investment banking	$4,158	$4,671	(11)%
Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2019	2018	2019	2018
Completed mergers and acquisitions[1]	$214	$170	$580	$674
Equity and equity-related offerings[2,3]	17	15	47	52
Fixed income offerings[2,4]	78	68	196	193
Source: Refinitiv (formerly Thomson Reuters Financial & Risk), data as of October 1, 2019. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value, or change in timing of certain transactions.

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

Investment banking revenues of $1,535 million in the current quarter increased 5% from the prior year quarter, reflecting higher results in both our underwriting and advisory businesses. Investment banking revenues of $4,158 million in the current year period decreased 11% from the prior year period, reflecting lower results in both our underwriting and advisory businesses.

•
Advisory revenues increased in the current quarter primarily reflecting higher volumes of completed M&A activity, partially offset by the effect of lower fee realizations. In the current year period revenues decreased primarily as a result of lower volumes of completed M&A activity.

•
Equity underwriting revenues decreased in the current quarter primarily reflecting lower revenues in initial public offerings and follow-on offerings, partially offset by an increase in convertible issuances. In the current year period, overall volumes were lower, with revenues decreasing primarily in initial public offerings and convertible issuances, partially offset by an increase in secondary block share trades.

•
Fixed income underwriting revenues increased in the current quarter primarily due to higher overall volumes, with higher revenues in non-investment grade bond and investment grade loan issuance fees. In the current year period, fixed income underwriting revenues decreased, primarily in non-investment grade loan issuance fees, reflecting lower loan market volumes.

See “Investment Banking Volumes” herein.

Sales and Trading Net Revenues
By Income Statement Line Item

	Three Months Ended September 30,
$ in millions	2019	2018	% Change
Trading	$2,533	$2,573	(2)%
Commissions and fees	643	589	9%
Asset management	100	112	(11)%
Net interest	179	(144)	N/M
Total	$3,455	$3,130	10%

	Nine Months Ended September 30,
$ in millions	2019	2018	% Change
Trading	$8,221	$9,344	(12)%
Commissions and fees	1,889	2,007	(6)%
Asset Management	310	324	(4)%
Net interest	81	(385)	121%
Total	$10,501	$11,290	(7)%

9	September 2019 Form 10-Q

Management’s Discussion and Analysis

By Business

	Three Months Ended September 30,

$ in millions	2019	2018	% Change
Equity	$1,991	$2,019	(1)%
Fixed income	1,430	1,179	21%
Other	34	(68)	150%
Total	$3,455	$3,130	10%

	Nine Months Ended September 30,

$ in millions	2019	2018	% Change
Equity	$6,136	$7,047	(13)%
Fixed income	4,273	4,441	(4)%
Other	92	(198)	146%
Total	$10,501	$11,290	(7)%
Sales and Trading Revenues—Equity and Fixed Income

	Three Months Ended September 30, 2019
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,049	$88	$(90)	$1,047
Execution services	446	564	(66)	944
Total Equity	$1,495	$652	$(156)	$1,991
Total Fixed income	$1,329	$90	$11	$1,430

	Three Months Ended September 30, 2018
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,097	$99	$(141)	$1,055
Execution services	554	524	(114)	964
Total Equity	$1,651	$623	$(255)	$2,019
Total Fixed income	$1,189	$78	$(88)	$1,179

	Nine Months Ended September 30, 2019
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$3,249	$280	$(500)	$3,029
Execution services	1,597	1,671	(161)	3,107
Total Equity	$4,846	$1,951	$(661)	$6,136
Total Fixed income	$4,200	$249	$(176)	$4,273

	Nine Months Ended September 30, 2018
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$3,704	$295	$(479)	$3,520
Execution services	2,006	1,793	(272)	3,527
Total Equity	$5,710	$2,088	$(751)	$7,047
Total Fixed income	$4,203	$244	$(6)	$4,441

1.	Includes Commissions and fees and Asset management revenues.

2.	Includes funding costs, which are allocated to the businesses based on funding usage.

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
Sales and Trading Net Revenues during the Current Quarter
Equity
Equity sales and trading net revenues of $1,991 million in the current quarter were essentially unchanged compared to the prior year quarter.

•	Financing remained consistent with the prior year quarter as lower Trading revenues were offset by higher Net interest revenues.

•
Execution services was relatively unchanged from the prior year quarter, reflecting lower Trading revenues in derivatives products as a result of less favorable inventory management, partially offset by increased client activity. Higher Commissions and fees were driven by higher client activity in cash equities products.

Fixed Income
Fixed income net revenues of $1,430 million in the current quarter were 21% higher than the prior year quarter, primarily driven by higher results in credit products and commodities products and other, partially offset by lower results in global macro products.

•
Global macro products revenues decreased in foreign exchange products, partially offset by an increase in rates products. Trading revenues were lower overall, reflecting unfavorable inventory management as a result of a decline in interest rates and movements in foreign exchange volatility, partially offset by higher levels of client activity, including structured transactions.

•	Credit products Trading revenues increased primarily in securitized and corporate credit products due to improved inventory management and higher client activity.

•	Commodities products and Other Trading revenues increased primarily due to gains from counterparty risk management.

September 2019 Form 10-Q	10

Management’s Discussion and Analysis

Fixed income Net interest increased compared to the prior year quarter primarily reflecting changes in funding mix.
Other

•
Other sales and trading revenues of $34 million in the current quarter increased from the prior year quarter reflecting changes in funding mix, higher gains on economic hedges related to certain of the Firm’s Borrowings and lower losses on hedges associated with corporate loans. Partially offsetting these increases was a decrease in the fair value of investments to which certain deferred compensation plans are referenced.

Sales and Trading Net Revenues during the Current Year Period
Equity
Equity sales and trading net revenues of $6,136 million in the current year period decreased 13% from the prior year period, reflecting lower results in both our financing and execution services businesses.

•	Financing decreased from the prior year period, mainly due to lower average client balances and lower realized spreads, primarily reflected in lower Trading revenues.

•
Execution services decreased from the prior year period, reflecting lower Trading revenues as a result of less favorable inventory management in derivatives products. In addition, Commission and fees decreased due to lower client activity in cash equities products.

Fixed Income
Fixed income net revenues of $4,273 million in the current year period were 4% lower than the prior year period, primarily driven by lower results in global macro products, offset by higher results in credit products.

•
Global macro products Trading revenues decreased in both foreign exchange and rates products as a result of unfavorable inventory management as a result of a decline in interest rates and movements in foreign exchange volatility, partially offset by higher levels of client activity.

•	Credit products Trading revenues increased primarily in corporate credit and securitized products due to improved inventory management and higher client activity.

•
Commodities products and Other Trading revenues remained relatively unchanged as gains from counterparty risk management were offset by lower client activity in structured transactions within commodities products.

Fixed income Net interest decreased compared to the prior year period primarily reflecting changes in funding mix and lower net spreads in securitized products.
Other

•
Other sales and trading revenues of $92 million in the current year period increased from the prior year period reflecting lower costs due to changes in funding mix and balance sheet composition and an increase in the in the fair value of investments to which certain deferred compensation plans are referenced, partially offset by higher losses on hedges associated with corporate loans.

Investments, Other Revenues, Non-interest Expenses, and Income Tax Items
Investments

•
Net investment losses of $18 million in the current quarter were driven by mark-to-market losses on remaining holdings subsequent to certain investments' initial public offerings, compared with net investment gains of $96 million in the prior year quarter. In the current year period net investment gains of $257 million were higher compared to the prior year period, primarily as a result of realized gains associated with an investment's public offering in the current year period.

Other Revenues

•
Other revenues of $51 million in the current quarter decreased from the prior year quarter, primarily as a result of mark-to-market losses on held for sale loans and an increase in the provision for loan losses. Other revenues of $416 million in the current year period decreased from the prior year period, primarily as a result of an increase in the provision for loan losses compared to the prior year period, which included the recovery of a previously charged off loan. Additionally, lower results from certain equity method investments were partially offset by higher mark-to-market gains on held-for-sale loans in the current year period.

Non-interest Expenses
Non-interest expenses of $3,716 million in the current quarter increased from the prior year quarter, reflecting a 9% increase in Compensation and benefits expenses and a 12% increase in Non-compensation expenses. Non-interest expenses of $10,967 million in the current year period decreased from the prior year period, reflecting a 7% decrease in Compensation and benefits expenses and a 2% increase in Non-compensation expenses.

•
Compensation and benefits expenses increased in the current quarter primarily due to increases in discretionary incentive compensation driven by higher revenues as well as higher salaries, partially offset by a decrease in the fair value of

11	September 2019 Form 10-Q

Management’s Discussion and Analysis

investments to which certain deferred compensation plans are referenced. Compensation and benefits expense decreased in the current year period, primarily due to decreases in discretionary incentive compensation driven by lower revenues, partially offset by higher salaries and an increase in the fair value of investments to which certain deferred compensation plans are referenced.

•
Non-compensation expenses increased in the current quarter primarily due to higher litigation costs, volume-related expenses and investments in technology. In the current year period, Non-compensation expenses increased primarily due to investments in technology.

Income Tax Items
The current quarter and current year period included intermittent net discrete tax benefits of $67 million and $168 million, respectively. The prior year period included intermittent net discrete tax benefits of $88 million. For further information, see “Supplemental Financial Information and Disclosures—Income Tax Matters” herein.

September 2019 Form 10-Q	12

Management’s Discussion and Analysis

Wealth Management
Income Statement Information

	Three Months Ended September 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$118	$129	(9)%
Trading	61	160	(62)%
Commissions and fees	416	409	2%
Asset management	2,639	2,573	3%
Other	81	58	40%
Total non-interest revenues	3,315	3,329	―%
Interest income	1,378	1,412	(2)%
Interest expense	335	342	(2)%
Net interest	1,043	1,070	(3)%
Net revenues	4,358	4,399	(1)%
Compensation and benefits	2,340	2,415	(3)%
Non-compensation expenses	780	790	(1)%
Total non-interest expenses	3,120	3,205	(3)%
Income from continuing operations before income taxes	$1,238	$1,194	4%
Provision for income taxes	276	281	(2)%
Net income applicable to Morgan Stanley	$962	$913	5%

	Nine Months Ended September 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$365	$383	(5)%
Trading	525	404	30%
Investments	1	3	(67)%
Commissions and fees	1,250	1,349	(7)%
Asset management	7,544	7,582	(1)%
Other	281	195	44%
Total non-interest revenues	9,966	9,916	1%
Interest income	4,139	4,012	3%
Interest expense	950	830	14%
Net interest	3,189	3,182	―%
Net revenues	13,155	13,098	―%
Compensation and benefits	7,184	7,221	(1)%
Non-compensation expenses	2,302	2,366	(3)%
Total non-interest expenses	9,486	9,587	(1)%
Income from continuing operations before income taxes	$3,669	$3,511	5%
Provision for income taxes	830	808	3%
Net income applicable to Morgan Stanley	$2,839	$2,703	5%

Financial Information and Statistical Data

	At September 30, 2019	At December 31, 2018
$ in billions, except employee data
Client assets	$2,565	$2,303
Fee-based client assets[1]	$1,186	$1,046
Fee-based client assets as a percentage of total client assets	46%	45%
Client liabilities[2]	$86	$83
Investment securities portfolio	$69.8	$68.6
Loans and lending commitments	$88.3	$82.9
Wealth Management representatives	15,553	15,694

	Three Months Ended September 30,
	2019	2018
Per representative:
Annualized revenues ($ in thousands)[3]	$1,118	$1,125
Client assets ($ in millions)[4]	$165	$159
Fee-based asset flows ($ in billions)[5]	$15.5	$16.2

	Nine Months Ended September 30,
	2019	2018
Per representative:
Annualized revenues ($ in thousands)[3]	$1,121	$1,114
Client assets ($ in millions)[4]	$165	$159
Fee-based asset flows ($ in billions)[5]	$40.1	$49.7

1.	Fee-based client assets represent the amount of assets in client accounts where the fee for services is calculated based on those assets.

2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.

3.	Revenues per representative equal Wealth Management’s annualized net revenues divided by the average number of representatives.

4.	Client assets per representative equal total period-end client assets divided by period-end number of representatives.

5.
For a description of the Inflows and Outflows included within Fee-based asset flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2018 Form 10-K. Excludes institutional cash management-related activity.

13	September 2019 Form 10-Q

Management’s Discussion and Analysis

Transactional Revenues

	Three Months Ended September 30,
$ in millions	2019	2018	% Change
Investment banking	$118	$129	(9)%
Trading	61	160	(62)%
Commissions and fees	416	409	2%
Total	$595	$698	(15)%
Transactional revenues as a % of Net revenues	14%	16%

	Nine Months Ended September 30,
$ in millions	2019	2018	% Change
Investment banking	$365	$383	(5)%
Trading	525	404	30%
Commissions and fees	1,250	1,349	(7)%
Total	$2,140	$2,136	N/M
Transactional revenues as a % of Net revenues	16%	16%
Net Revenues
Transactional Revenues
Transactional revenues of $595 million in the current quarter decreased 15% from the prior year quarter primarily as a result of lower Trading revenues. Transactional revenues of $2,140 million in the current year period were relatively unchanged from the prior year period as a result of higher Trading revenues, offset by lower Commissions and fees.

•	Investment banking revenues decreased in the current year periods, with lower revenues from structured product issuances, partially offset by higher revenues from closed-end fund issuances.

•
Trading revenues decreased in the current quarter primarily due to losses related to investments associated with certain employee deferred compensation plans. In the current year period, Trading revenues increased primarily due to higher gains in these investments.

•
Commissions and fees in the current quarter remained relatively unchanged. In the current year period, Commissions and fees decreased primarily due to changes in the mix of client activity in equities.

Asset Management
Asset management revenues of $2,639 million in the current quarter increased 3% from the prior year quarter primarily due to higher fee-based assets levels at the beginning of the current quarter due to market appreciation and positive net flows, partially offset by lower average fee rates predominantly driven by shifts in the mix of fee-based client assets and lower mutual fund distribution fees.

Asset management revenues of $7,544 million in the current year period decreased 1% from the prior year period primarily due to lower average fee rates predominantly driven by shifts in the mix of fee-based client assets and lower mutual fund distribution fees, partially offset by the effect of positive net flows.
See “Fee-Based Client Assets—Rollforwards” herein.

Other

Other revenues of $81 million in the current quarter and $281 million in the current year period increased 40% and 44%, respectively, from the prior year periods, primarily due to higher realized gains from the AFS securities portfolio.

Net Interest
Net interest of $1,043 million in the current quarter decreased due to changes in our funding mix, partially offset by higher balances of and higher interest rates on Investment securities and Loans.
Net interest of $3,189 million in the current year period was marginally higher than prior year period. The impact of higher interest rates on and higher balances of Investment securities and Loans was partially offset by changes in our funding mix and higher prepayment amortization expense related to mortgage-backed securities.

In addition, we centralized certain internal treasury activities as of January 1, 2019, which partially offset Interest income and Interest expense compared with the prior year periods. This impact is expected to continue in future periods. The effect on Net interest income was not significant in the current quarter or the current year period, nor is it expected to be for the full year 2019.
Non-interest Expenses
Non-interest expenses of $3,120 million in the current quarter decreased from the prior year quarter primarily as a result of Compensation and benefits expenses. Non-interest expenses of $9,486 million in the current year period decreased from the prior year period primarily as a result of Non-compensation expenses.

•
Compensation and benefits expenses decreased in the current quarter reflecting decreases in the fair value of investments to which certain deferred compensation plans are referenced and the roll-off of certain acquisition-related employee retention loans, partially offset by higher salaries and the formulaic payout to Wealth Management representatives driven by the mix of revenues. Compensation and benefits expenses decreased in the current year period reflecting the roll-off of certain acquisition-related employee retention loans and a lower formulaic payout to Wealth

September 2019 Form 10-Q	14

Management’s Discussion and Analysis

Management representatives driven by the mix of revenues, partially offset by higher salaries and increases in the fair value of investments to which certain deferred compensation plans are referenced.

•
Non-compensation expenses decreased in the current quarter and current year period primarily as a result of lower professional services expenses. In addition, in the current year period, Non-compensation expenses decreased as a result of lower deposit insurance expense.

Fee-Based Client Assets
Rollforwards

$ in billions	At June 30, 2019	Inflows	Outflows	Market Impact	At September 30, 2019
Separately managed[1]	$296	$15	$(5)	$6	$312
Unified managed[2]	292	12	(10)	1	295
Advisor	149	7	(8)	—	148
Portfolio manager	400	19	(14)	2	407
Subtotal	$1,137	$53	$(37)	$9	$1,162
Cash management	22	4	(3)	1	24
Total fee-based client assets	$1,159	$57	$(40)	$10	$1,186

$ in billions	At June 30, 2018	Inflows	Outflows	Market Impact	At September 30, 2018
Separately managed[1]	$267	$14	$(6)	$(3)	$272
Unified managed[2]	279	12	(9)	5	287
Advisor	149	7	(8)	5	153
Portfolio manager	367	18	(12)	13	386
Subtotal	$1,062	$51	$(35)	$20	$1,098
Cash management	22	4	(4)	—	22
Total fee-based client assets	$1,084	$55	$(39)	$20	$1,120

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	At September 30, 2019
Separately managed[1]	$279	$38	$(15)	$10	$312
Unified managed[2]	257	35	(30)	33	295
Advisor	137	20	(24)	15	148
Portfolio manager	353	54	(38)	38	407
Subtotal	$1,026	$147	$(107)	$96	$1,162
Cash management	20	12	(12)	4	24
Total fee-based client assets	$1,046	$159	$(119)	$100	$1,186

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	At September 30, 2018
Separately managed[1]	$252	$30	$(15)	$5	$272
Unified managed[2]	271	36	(25)	5	287
Advisor	149	22	(22)	4	153
Portfolio manager	353	55	(31)	9	386
Subtotal	$1,025	$143	$(93)	$23	$1,098
Cash management	20	14	(12)	—	22
Total fee-based client assets	$1,045	$157	$(105)	$23	$1,120

Average Fee Rates3

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2019	2018	2019	2018
Separately managed	15	15	15	16
Unified managed[2]	99	98	100	99
Advisor	86	84	87	84
Portfolio manager	96	95	95	95
Subtotal	74	75	74	76
Cash management	6	6	6	6
Total fee-based client assets	73	74	73	74

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

2.	Includes Mutual fund advisory accounts. Prior periods have been recast to conform to the current presentation.

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

15	September 2019 Form 10-Q

Management’s Discussion and Analysis

Investment Management
Income Statement Information

	Three Months Ended September 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$—	$—	―%
Trading	2	2	―%
Investments	105	40	163%
Commissions and fees	1	—	N/M
Asset management	664	604	10%
Other	—	(3)	100%
Total non-interest revenues	772	643	20%
Interest income	4	19	(79)%
Interest expense	12	9	33%
Net interest	(8)	10	(180)%
Net revenues	764	653	17%
Compensation and benefits	319	269	19%
Non-compensation expenses	280	282	(1)%
Total non-interest expenses	599	551	9%
Income from continuing operations before income taxes	$165	$102	62%
Provision for income taxes	27	18	50%
Income from continuing operations	138	84	64%
Income (loss) from discontinued operations, net of income taxes	—	2	(100)%
Net income	138	86	60%
Net income applicable to noncontrolling interests	—	6	(100)%
Net income applicable to Morgan Stanley	$138	$80	73%

	Nine Months Ended September 30,
$ in millions	2019	2018	% Change
Revenues
Investment banking	$(1)	$—	N/M
Trading	(2)	23	(109)%
Investments	543	172	N/M
Commissions and fees	1	—	N/M
Asset management	1,893	1,840	3%
Other	(6)	10	(160)%
Total non-interest revenues	2,428	2,045	19%
Interest income	14	37	(62)%
Interest expense	35	20	75%
Net interest	(21)	17	N/M
Net revenues	2,407	2,062	17%
Compensation and benefits	1,049	845	24%
Non-compensation expenses	820	827	(1)%
Total non-interest expenses	1,869	1,672	12%
Income from continuing operations before income taxes	$538	$390	38%
Provision for income taxes	104	73	42%
Income from continuing operations	434	317	37%
Income (loss) from discontinued operations, net of income taxes	—	2	(100)%
Net income	434	319	36%
Net income applicable to noncontrolling interests	32	8	N/M
Net income applicable to Morgan Stanley	$402	$311	29%
Net Revenues
Investments
Investments gains of $105 million in the current quarter and $543 million in the current year period compared with $40 million and $172 million, respectively, in the prior year periods. The increase in the current quarter reflects higher carried interest from Asia private equity and multi-manager private equity funds. The increase in the current year period reflects higher carried interest and investment gains from Asia private equity, infrastructure and real estate funds.
Asset Management
Asset management revenues of $664 million in the current quarter and $1,893 million in the current year period increased 10% and 3%, respectively, from the prior year periods primarily as a result of higher average AUM and the recognition of performance fees in the current quarter related to the monetization of a client asset.
See “Assets Under Management or Supervision” herein.

September 2019 Form 10-Q	16

Management’s Discussion and Analysis

Non-interest Expenses
Non-interest expenses of $599 million in the current quarter and $1,869 million in the current year period increased 9% and 12%, respectively, from the prior year periods primarily as a result of increased Compensation and benefits expenses.

•	Compensation and benefits expenses increased in the current quarter and current year period primarily due to higher deferred compensation associated with carried interest.

•	Non-compensation expenses in the current quarter and current year period were relatively unchanged from the prior year periods.

Assets Under Management or Supervision
Rollforwards

$ in billions	At June 30, 2019	Inflows	Outflows	Market Impact	Other	At September 30, 2019
Equity	$128	$10	$(8)	$(4)	$—	$126
Fixed income	71	6	(4)	2	(1)	74
Alternative/Other	135	5	(4)	2	(3)	135
Long-term AUM subtotal	334	21	(16)	—	(4)	335
Liquidity	163	311	(301)	(1)	—	172
Total AUM	$497	$332	$(317)	$(1)	$(4)	$507
Shares of minority stake assets	6					6

$ in billions	At June 30, 2018	Inflows	Outflows	Market Impact	Other	At September 30, 2018
Equity	$114	$10	$(9)	$3	$(1)	$117
Fixed income	69	6	(4)	—	—	71
Alternative/Other	132	5	(4)	1	(1)	133
Long-term AUM subtotal	315	21	(17)	4	(2)	321
Liquidity	159	313	(322)	1	(1)	150
Total AUM	$474	$334	$(339)	$5	$(3)	$471
Shares of minority stake assets	7					7

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	Other	At September 30, 2019
Equity	$103	$28	$(23)	$18	$—	$126
Fixed income	68	17	(15)	5	(1)	74
Alternative/Other	128	17	(14)	8	(4)	135
Long-term AUM subtotal	299	62	(52)	31	(5)	335
Liquidity	164	965	(956)	1	(2)	172
Total AUM	$463	$1,027	$(1,008)	$32	$(7)	$507
Shares of minority stake assets	7					6

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	Other[1]	At September 30, 2018
Equity	$105	$30	$(23)	$6	$(1)	$117
Fixed income	73	20	(20)	(1)	(1)	71
Alternative/Other	128	16	(13)	2	—	133
Long-term AUM subtotal	306	66	(56)	7	(2)	321
Liquidity	176	1,013	(1,039)	2	(2)	150
Total AUM	$482	$1,079	$(1,095)	$9	$(4)	$471
Shares of minority stake assets	7					7

1.	Includes the impact of the Mesa West Capital, LLC acquisition.
Average AUM

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2019	2018	2019	2018
Equity	$127	$116	$120	$112
Fixed income	73	70	70	72
Alternative/Other	135	133	133	131
Long-term AUM subtotal	335	319	323	315
Liquidity	169	153	166	159
Total AUM	$504	472	$489	474
Shares of minority stake assets	6	7	6	7
Average Fee Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2019	2018	2019	2018
Equity	76	76	76	76
Fixed income	32	33	32	34
Alternative/Other	62	65	65	67
Long-term AUM	61	62	62	62
Liquidity	17	17	17	18
Total AUM	46	47	47	47
For a description of the asset classes and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2018 Form 10-K.

17	September 2019 Form 10-Q

Management’s Discussion and Analysis

Supplemental Financial Information and
Disclosures
Income Tax Matters
Effective Tax Rate from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
U.S. GAAP	18.2%	24.4%	19.1%	21.9%
Adjusted effective income tax rate—non-GAAP[1]	21.4%	24.6%	21.3%	22.8%
Net discrete tax provisions/(benefits)
Recurring[2]	$—	$—	$(127)	$(164)
Intermittent[3]	$(89)	$(4)	$(190)	$(92)

1.
The adjusted effective income tax rate is a non-GAAP measure that excludes net discrete tax provisions (benefits) that are intermittent and includes those that are recurring ("Recurring"). For further information on non-GAAP measures, see “Selected Non-GAAP Financial Information” herein.

2.	Provisions or (benefits) related to conversion of employee share-based awards are expected to occur every year and are considered Recurring discrete tax items.

3.	Includes all tax provisions (benefits) that have been determined to be discrete, other than Recurring items as defined above.
The current quarter included intermittent net discrete tax benefits primarily associated with the filing of the 2018 federal tax return and the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations. The current year period and prior year period included intermittent net discrete tax benefits primarily associated with the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations and other matters. See Note 17 to the financial statements for further information.
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
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At September 30, 2019	At December 31, 2018
Assets	$211.0	$216.9
Investment securities portfolio:
Investment securities—AFS	44.0	45.5
Investment securities—HTM	26.7	23.7
Total investment securities	$70.7	$69.2
Deposits[2]	$179.6	$187.1
Wealth Management Loans
Securities-based lending and other[3]	$47.4	$44.7
Residential real estate	29.2	27.5
Total	$76.6	$72.2
Institutional Securities Loans[4]
Corporate[5]:
Corporate relationship and event-driven lending	$6.9	$7.4
Secured lending facilities	25.0	17.5
Securities-based lending and other	5.7	6.0
Commercial and residential real estate	9.8	10.5
Total	$47.4	$41.4

1.	Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.

2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.

3.	Other loans primarily include tailored lending.

4.	Prior periods have been conformed to the current presentation.

5.	For a further discussion of corporate loans in the Institutional Securities business segment, see “Credit Risk—Institutional Securities Corporate Loans” herein.
Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates that apply to us. Accounting updates not listed below were assessed and either determined to be not applicable or are not expected to have a significant impact on our financial statements.
The following accounting update is currently being evaluated to determine the ultimate impact of adoption:

•
Financial Instruments–Credit Losses. This accounting update impacts the impairment model for certain financial assets measured at amortized cost by requiring a CECL methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL will replace the loss model currently applicable to loans held for investment, HTM securities and

September 2019 Form 10-Q	18

Management’s Discussion and Analysis

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
We expect the following portfolios to be primarily impacted: employee loans, commercial real estate, corporate and residential real estate. The models we expect to use for these portfolios upon adoption have been validated and approved for use, and during 2019 we are performing the CECL process quarterly in preparation for adoption on January 1, 2020. Based on preliminary analyses and estimates, we do not expect that the increase in the allowance for credit losses, resulting from the adoption of this standard, will be significant to our financial statements. The ultimate impact will depend upon a number of factors, including macroeconomic conditions, forecasts, and our portfolios at the adoption date.
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
Total Assets by Business Segment

	At September 30, 2019
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$68,089	$11,453	$114	$79,656
Trading assets at fair value	274,602	54	2,767	277,423
Investment securities	36,020	69,770	—	105,790
Securities purchased under agreements to resell	86,177	7,190	—	93,367
Securities borrowed	132,123	278	—	132,401
Customer and other receivables	44,036	14,830	648	59,514
Loans, net of allowance[2]	48,952	76,565	5	125,522
Other assets[3]	13,869	13,073	1,989	28,931
Total assets	$703,868	$193,213	$5,523	$902,604

19	September 2019 Form 10-Q

Management’s Discussion and Analysis

	At December 31, 2018
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$69,526	$17,621	$49	$87,196
Trading assets at fair value	263,870	60	2,369	266,299
Investment securities	23,273	68,559	—	91,832
Securities purchased under agreements to resell	80,660	17,862	—	98,522
Securities borrowed	116,207	106	—	116,313
Customer and other receivables	35,777	16,865	656	53,298
Loans, net of allowance[2]	43,380	72,194	5	115,579
Other assets[3]	13,734	9,125	1,633	24,492
Total assets	$646,427	$202,392	$4,712	$853,531
IS—Institutional Securities
WM—Wealth Management
IM—Investment Management

1.	Cash and cash equivalents includes Cash and due from banks, Interest bearing deposits with banks and Restricted cash.

2.
Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 7 to the financial statements).

3.	Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $903 billion at September 30, 2019 from $854 billion at December 31, 2018, driven by the Institutional Securities business segment. Within Institutional Securities, the primary increases were: Securities borrowed, due to higher period-end client balances within Equity Financing; Investment securities, primarily U.S. Treasuries; Trading assets, primarily other sovereign government obligations and derivatives; and Loan balances. Wealth Management assets were lower primarily due to decreased Securities purchased under agreements to resell as a result of lower Deposits, partially offset by increased Loan balances.
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
At September 30, 2019 and December 31, 2018, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.

Global Liquidity Reserve
We maintain sufficient liquidity reserves to cover daily funding needs and to meet strategic liquidity targets sized by the Required Liquidity Framework and Liquidity Stress Tests. For a further discussion of our GLR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” in the 2018 Form 10-K. For further information on regulatory developments that may impact our GLR, see "Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments" herein.
GLR by Type of Investment

$ in millions	At September 30, 2019	At December 31, 2018
Cash deposits with banks[1]	$12,026	$10,441
Cash deposits with central banks[1]	32,177	36,109
Unencumbered highly liquid securities:
U.S. government obligations	102,083	119,138
U.S. agency and agency mortgage-backed securities	47,568	41,473
Non-U.S. sovereign obligations[2]	30,317	39,869
Other investment grade securities	2,752	2,705
Total	$226,923	$249,735

1.	Included in Cash and due from banks and Interest bearing deposits with banks in the balance sheets.

2.	Primarily composed of unencumbered Japanese, U.K., French, German and Brazilian government obligations.
GLR Managed by Bank and Non-Bank Legal Entities

$ in millions	At September 30, 2019	At December 31, 2018	Average Daily Balance Three Months Ended September 30, 2019
Bank legal entities
Domestic	$74,227	$88,809	$75,436
Foreign	5,412	4,896	5,163
Total Bank legal entities	79,639	93,705	80,599
Non-Bank legal entities
Domestic:
Parent Company	57,882	64,262	58,023
Non-Parent Company	32,121	40,936	34,210
Total Domestic	90,003	105,198	92,233
Foreign	57,281	50,832	54,202
Total Non-Bank legal entities	147,284	156,030	146,435
Total	$226,923	$249,735	$227,034

GLR may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt and estimates of funding needs in a stressed environment, among other factors.

September 2019 Form 10-Q	20

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
As of September 30, 2019, we and our U.S. Bank Subsidiaries are compliant with the minimum required LCR of 100%. For further information on regulatory developments that may impact our LCR, see "Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments" herein.
HQLA by Type of Asset and LCR

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2019	June 30, 2019
HQLA
Cash deposits with central banks	$33,053	$32,552
Securities[1]	141,806	141,613
Total	$174,859	$174,165
LCR	140%	154%

1.	Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
The decrease in the LCR in the current quarter is primarily due to higher net outflows related to derivatives and lending commitments.
Net Stable Funding Ratio
The Basel Committee on Banking Supervision (“Basel Committee”) has previously finalized the NSFR framework. In 2016, the U.S. banking agencies issued a proposal to implement the NSFR in the U.S.; however, a final rule has not yet been issued. For an additional discussion of the NSFR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Liquidity Framework—Net Stable Funding Ratio” in the 2018 Form 10-K.
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
Collateralized Financing Transactions

$ in millions	At September 30, 2019	At December 31, 2018
Securities purchased under agreements to resell and Securities borrowed	$225,768	$214,835
Securities sold under agreements to repurchase and Securities loaned	$69,153	$61,667
Securities received as collateral[1]	$7,785	$7,668

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2019	December 31, 2018
Securities purchased under agreements to resell and Securities borrowed	$223,449	$213,974
Securities sold under agreements to repurchase and Securities loaned	$66,446	$57,677

1.	Securities received as collateral are included in Trading assets in the balance sheets.
See Note 2 to the financial statements in the 2018 Form 10-K and Note 6 to the financial statements for more details on collateralized financing transactions.
In addition to the collateralized financing transactions shown in the previous table, we engage in financing transactions collateralized by customer-owned securities, which are segregated in accordance with regulatory requirements. Receivables under these financing transactions, primarily margin loans, are included in Customer and other receivables in the balance sheets, and payables under these financing transactions, primarily to prime brokerage customers, are included in Customer and other payables in the balance sheets. Our risk exposure on these transactions is mitigated by collateral maintenance policies, which limit our credit exposure to customers and liquidity reserves held against this risk exposure.

21	September 2019 Form 10-Q

Management’s Discussion and Analysis

Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2018 Form 10-K.

Deposits

$ in millions	At September 30, 2019	At December 31, 2018
Savings and demand deposits:
Brokerage sweep deposits[1]	$116,649	$141,255
Savings and other	24,695	13,642
Total Savings and demand deposits	141,344	154,897
Time deposits	39,394	32,923
Total	$180,738	$187,820

1.	Amounts represent balances swept from client brokerage accounts.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits at September 30, 2019 decreased compared with December 31, 2018, primarily driven by a reduction in Brokerage sweep deposits due to client redeployment of cash into investments and client tax payments, partially offset by higher savings and time deposits.
Borrowings by Remaining Maturity at September 30, 20191

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$1,297	$1,297
Original maturities greater than one year
2019	$3,224	$1,724	$4,948
2020	15,942	4,853	20,795
2021	21,310	4,261	25,571
2022	15,983	3,173	19,156
2023	11,766	2,779	14,545
Thereafter	83,535	23,812	107,347
Total	$151,760	$40,602	$192,362
Total Borrowings	$151,760	$41,899	$193,659
Maturities over next 12 months[2]			$23,498

1.	Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.

2.	Includes only borrowings with original maturities greater than one year.
Borrowings of $193,659 million as of September 30, 2019 increased modestly when compared with $189,662 million at December 31, 2018.

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
Parent Company and U.S. Bank Subsidiaries' Senior Unsecured Ratings at October 31, 2019

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Stable
Moody’s Investors Service, Inc.	P-2	A3	Stable
Rating and Investment Information, Inc.	a-1	A-	Positive
S&P Global Ratings	A-2	BBB+	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Stable
S&P Global Ratings	A-1	A+	Stable

September 2019 Form 10-Q	22

Management’s Discussion and Analysis

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	A1	Stable
S&P Global Ratings	A-1	A+	Stable
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
Common Stock Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2019	2018	2019	2018
Number of shares	36	24	90	70
Average price per share	$41.92	$49.33	$42.77	$52.51
Total	$1,500	$1,180	$3,860	$3,680

For further information on our common stock repurchases, see Note 14 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

Common Stock Dividend Announcement

Announcement date	October 17, 2019
Amount per share	$0.35
Date to be paid	November 15, 2019
Shareholders of record as of	October 31, 2019

Preferred Stock Dividend Announcement

Announcement date	September 16, 2019
Date paid	October 15, 2019
Shareholders of record as of	September 30, 2019
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
For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 11 to the financial statements. For a further discussion of our lending commitments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Loans and Lending Commitments.”

Contractual Obligations
For a discussion about our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in the 2018 Form 10-K.

23	September 2019 Form 10-Q

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

Regulatory Capital Requirements
We are required to maintain minimum risk-based capital, leverage-based capital and TLAC ratios. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2018 Form 10-K. For additional information on TLAC, see Total Loss-Absorbing Capacity herein.
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
Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At September 30, 2019 and December 31, 2018, our ratios for determining regulatory compliance are based on the Standardized Approach rules.
Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain a Tier 1 SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2% in order to avoid potential limitations on capital distributions, including dividends and stock repurchases, and discretionary bonus payments to executive officers.

September 2019 Form 10-Q	24

Management’s Discussion and Analysis

Regulatory Capital Ratios

	At September 30, 2019
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$64,348	$64,348
Tier 1 capital		72,937	72,937
Total capital		82,661	82,397
Total RWA		394,875	387,424
Common Equity Tier 1 capital ratio	10.0%	16.3%	16.6%
Tier 1 capital ratio	11.5%	18.5%	18.8%
Total capital ratio	13.5%	20.9%	21.3%

$ in millions		Required Ratio[1]	At September 30, 2019
Leverage-based capital
Adjusted average assets[2]			$892,912
Tier 1 leverage ratio		4.0%	8.2%
Supplementary leverage exposure[3]			$1,155,497
SLR		5.0%	6.3%

	At December 31, 2018
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$62,086	$62,086
Tier 1 capital		70,619	70,619
Total capital		80,052	79,814
Total RWA		367,309	363,054
Common Equity Tier 1 capital ratio	8.6%	16.9%	17.1%
Tier 1 capital ratio	10.1%	19.2%	19.5%
Total capital ratio	12.1%	21.8%	22.0%

$ in millions		Required Ratio[1]	At December 31, 2018
Leverage-based capital
Adjusted average assets[2]			$843,074
Tier 1 leverage ratio		4.0%	8.4%
Supplementary leverage exposure[3]			$1,092,672
SLR		5.0%	6.5%

1.	Required ratios are inclusive of any buffers applicable as of the date presented. For 2018, the minimum required regulatory capital ratios for risk-based capital are under the transitional rules.

2.
Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets during the quarters ended September 30, 2019 and December 31, 2018, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments, certain deferred tax assets and other capital deductions.

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

Regulatory Capital

$ in millions	At September 30, 2019	At December 31, 2018	Change
Common Equity Tier 1 capital
Common stock and surplus	$6,389	$9,843	$(3,454)
Retained earnings	69,071	64,175	4,896
AOCI	(1,598)	(2,292)	694
Regulatory adjustments and deductions:
Net goodwill	(7,090)	(6,661)	(429)
Net intangible assets (other than goodwill and mortgage servicing assets)	(2,104)	(2,158)	54
Other adjustments and deductions[1]	(320)	(821)	501
Total Common Equity Tier 1 capital	$64,348	$62,086	$2,262
Additional Tier 1 capital
Preferred stock	$8,520	$8,520	$—
Noncontrolling interests	483	454	29
Additional Tier 1 capital	$9,003	$8,974	$29
Deduction for investments in covered funds	(414)	(441)	27
Total Tier 1 capital	$72,937	$70,619	$2,318
Standardized Tier 2 capital
Subordinated debt	$9,080	$8,923	$157
Noncontrolling interests	114	107	7
Eligible allowance for credit losses	531	440	91
Other adjustments and deductions	(1)	(37)	36
Total Standardized Tier 2 capital	$9,724	$9,433	$291
Total Standardized capital	$82,661	$80,052	$2,609
Advanced Tier 2 capital
Subordinated debt	$9,080	$8,923	$157
Noncontrolling interests	114	107	7
Eligible credit reserves	267	202	65
Other adjustments and deductions	(1)	(37)	36
Total Advanced Tier 2 capital	$9,460	$9,195	$265
Total Advanced capital	$82,397	$79,814	$2,583

1.
Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

25	September 2019 Form 10-Q

Management’s Discussion and Analysis

RWA Rollforward1

	Nine Months Ended September 30, 2019
$ in millions	Standardized	Advanced
Credit risk RWA
Beginning balance	$305,531	$190,595
Change related to the following items:
Derivatives	9,202	20,346
Securities financing transactions	11,788	1,093
Securitizations	2,210	2,831
Investment securities	2,103	4,749
Commitments, guarantees and loans	5,896	9,564
Cash	(364)	(28)
Equity investments	818	852
Other credit risk[2]	3,785	3,195
Total change in credit risk RWA	$35,438	$42,602
Ending balance	$340,969	$233,197
Market risk RWA
Beginning balance	$61,778	$61,857
Change related to the following items:
Regulatory VaR	(137)	(137)
Regulatory stressed VaR	(5,417)	(5,417)
Incremental risk charge	(5,227)	(5,227)
Comprehensive risk measure	(115)	(129)
Specific risk:
Non-securitizations	3,003	3,003
Securitizations	21	21
Total change in market risk RWA	$(7,872)	$(7,886)
Ending balance	$53,906	$53,971
Operational risk RWA
Beginning balance	N/A	$110,602
Change in operational risk RWA	N/A	(10,346)
Ending balance	N/A	$100,256
Total RWA at September 30, 2019	$394,875	$387,424

Regulatory VaR—VaR for regulatory capital requirements

1.	The RWA for each category reflects both on- and off-balance sheet exposures, where appropriate.

2.	Amount reflects assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.
Credit risk RWA increased in the current year period under the Standardized and Advanced Approaches primarily due to increased exposures in Derivatives and lending commitments, as well as an increase in Other credit risk driven by the Firm’s adoption of the Leases accounting update on January 1, 2019. RWA under the Standardized Approach also increased due to higher exposures for Securities financing transactions, while under the Advanced Approach, in Derivatives, increased exposure also led to increased RWA related to CVA.
Market risk RWA decreased in the current year period under the Standardized and Advanced Approaches primarily due to a decrease in Stressed VaR driven by reduced equity and interest rate risk, and also a decrease in Incremental risk charge mainly as a result of the improved alignment of hedges in credit products.

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
Required and Actual TLAC and Eligible LTD Ratios

	At September 30, 2019
$ in millions	Required Ratio[1]	Actual Amount/Ratio
Total Loss-Absorbing Capacity
External TLAC[2]		$196,659
External TLAC as a % of RWA	21.5%	49.8%
External TLAC as a % of leverage exposure	9.5%	17.0%
Eligible LTD[3]		$116,116
Eligible LTD as a % of RWA	9.0%	29.4%
Eligible LTD as a % of leverage exposure	4.5%	10.0%

1.	Required ratios are inclusive of applicable buffers.

2.	External TLAC consists of Common Equity Tier 1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.

3.	Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from September 30, 2019.
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

September 2019 Form 10-Q	26

Management’s Discussion and Analysis

Reserve published summary results of CCAR and announced it did not object to our 2019 Capital Plan. Our 2019 Capital Plan includes the repurchase of up to $6.0 billion of outstanding common stock for the period beginning July 1, 2019 through June 30, 2020, and an increase in our quarterly common stock dividend to $0.35 per share from $0.30 per share, beginning with the common stock dividend announced on July 18, 2019. We disclosed a summary of the results of our company-run stress tests on June 21, 2019 on our Investor Relations webpage. In addition, we submitted the results of our mid-cycle company-run stress test to the Federal Reserve and on October 28, 2019 disclosed a summary of the results on our Investor Relations webpage.
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

Average Common Equity Attribution1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2019	2018	2019	2018
Institutional Securities	$40.4	$40.8	$40.4	$40.8
Wealth Management	18.2	16.8	18.2	16.8
Investment Management	2.5	2.6	2.5	2.6
Parent	12.3	10.0	11.4	9.4
Total	$73.4	$70.2	$72.5	$69.6

1.	The attribution of average common equity is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.

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

27	September 2019 Form 10-Q

Management’s Discussion and Analysis

Regulatory Developments

Final Rules Amending Liquidity Standards
The Federal Reserve has adopted a final rule to amend the liquidity buffer standards applicable to internal liquidity stress-testing to more closely align those standards with certain requirements under the LCR rule. Additionally, in connection with the adoption of a related final rule, the U.S. banking agencies described HQLA standards under the LCR rule as including a “continuously available” operational requirement. We are currently evaluating these developments, which may result in future changes to our GLR and HQLA calculations.

Final Rule on Revisions to Stress Testing Requirements
The Federal Reserve has adopted a final rule to reduce the number of scenarios in its supervisory stress test from three to two and to modify our existing obligation to perform company-run stress-tests from semiannually to annually. The final rule implements a change required by the Economic Growth, Regulatory Relief and Consumer Protection Act and takes effect for the 2020 stress test cycle.

Final Rule on Revisions to Resolution Planning Requirements
The Federal Reserve and the FDIC have issued a final rule that changes our resolution planning obligations under the Dodd-Frank Act. The rule requires us to file resolution plans once every two years, with interim updates required in certain limited circumstances. The rule also allows us to alternate between submitting a full, detailed resolution plan and a streamlined, targeted resolution plan; our next resolution plan submission is expected to be a targeted resolution plan in 2021. The rule also clarifies the information required to be included in our resolution plan.

Final Rule on Revisions to Volcker Rule Implementing Regulations
The federal financial regulatory agencies responsible for the Volcker Rule’s implementing regulations have finalized revisions to certain elements of those regulations. The changes simplify the application of the Volcker Rule, and focus on proprietary trading and certain requirements imposed in connection with permitted market-making, underwriting and risk-mitigating hedging activities. These revisions become effective on January 1, 2020, with compliance required by January 1, 2021. While simplifying elements of our compliance obligations, we do not expect these revisions to have a material impact on the way we conduct business under the current rule.

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

Other Matters

U.K. Withdrawal from the E.U.
Following the U.K. electorate vote to leave the E.U., the U.K. invoked Article 50 of the Lisbon Treaty on March 29, 2017, and is currently scheduled to leave the E.U., with or

September 2019 Form 10-Q	28

Management’s Discussion and Analysis

without a withdrawal agreement in place, on or before January 31, 2020.We have prepared the structure of our European operations for a range of potential outcomes, including for the possibility that the U.K. leaves the E.U. without ratifying a withdrawal agreement, and we expect to be able to continue to serve our clients and customers under each of these potential outcomes.
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

Planned Replacement of London Interbank Offered Rate and Replacement or Reform of Other Interest Rates
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR and replacements or reforms of other interest rate benchmarks (collectively, the “IBORs”).
Our transition plan includes a number of key steps, including continued engagement with central bank and industry working groups and regulators (including participation and leadership on key committees), active client engagement, internal operational readiness, and risk management, among other things, to promote the transition to alternative reference rates.  As part of our firm-wide initiative, we are identifying, assessing and monitoring risks associated with the expected discontinuation or unavailability of IBORs and/or reform of interest rate benchmarks. This also includes taking steps to update operational processes (including to support alternative reference rates) and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks. In addition, as part of the transition to alternative reference rates, in 2019 we began issuing debt linked to the Secured Overnight Financing Rate, or SOFR, the alternative rate to U.S. dollar LIBOR selected by the Alternative Reference Rates Committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York.
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

29	September 2019 Form 10-Q

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
For information regarding our VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks— Value-at-Risk” in the 2018 Form 10-K. On July 1, 2019, we began using a new VaR model. Whereas the previous model used four years of historical data with a volatility adjustment to reflect current market conditions, we now use one year of unadjusted historical data. The difference between the old and new model was not significant. The following tables show VaR under the new model for the current and prior quarter.
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

95%/One-Day Management VaR

	Three Months Ended
	September 30, 2019
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$28	$27	$29	$25
Equity price	15	16	22	12
Foreign exchange rate	8	13	19	8
Commodity price	18	15	20	12
Less: Diversification benefit[1]	(29)	(34)	N/A	N/A
Primary Risk Categories[3]	$40	$37	$42	$33
Credit Portfolio	16	16	19	15
Less: Diversification benefit[1]	(14)	(11)	N/A	N/A
Total Management VaR[3]	$42	$42	$46	$37

	Three Months Ended
	June 30, 2019[4]
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$28	$29	$34	$26
Equity price	15	15	19	12
Foreign exchange rate	17	17	20	13
Commodity price	12	12	13	10
Less: Diversification benefit[1]	(35)	(36)	N/A	N/A
Primary Risk Categories	$37	$37	$41	$33
Credit Portfolio	16	17	19	15
Less: Diversification benefit[1]	(8)	(12)	N/A	N/A
Total Management VaR	$45	$42	$47	$39

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

3.	For the current quarter, under the VaR model in place prior to July 1, 2019, Average total Management VaR was $43 million and average Management VaR for the Primary Risk Categories was $40 million.

4.	Prior period amounts have been revised to conform to the current presentation.
Average total Management VaR and average Management VaR for the Primary Risk Categories were unchanged from the three-months ended June 30, 2019.
Distribution of VaR Statistics and Net Revenues
One method of evaluating the reasonableness of our VaR model as a measure of our potential volatility of net revenues is to

September 2019 Form 10-Q	30

Risk Disclosures

compare VaR with corresponding actual trading revenues. Assuming no intraday trading, for a 95%/one-day VaR, the expected number of times that trading losses should exceed VaR during the year is 13, and, in general, if trading losses were to exceed VaR more than 21 times in a year, the adequacy of the VaR model would be questioned.

We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There were three days with trading losses in the current quarter, none of which exceeded VaR.
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)
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
Credit Spread Risk Sensitivity1

$ in millions	At September 30, 2019	At June 30, 2019
Derivatives	$6	$6
Funding liabilities[2]	40	40

1.	Amounts represent the potential gain for each 1 bps widening of our credit spread.

2.	Relates to Borrowings carried at fair value.

U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At September 30, 2019	At June 30, 2019
Basis point change
+100	$256	$273
-100	(751)	(722)
The previous table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for our U.S. Bank Subsidiaries. These shocks are applied to our 12-month forecast for our U.S. Bank Subsidiaries, which incorporates market expectations of interest rates and our forecasted business activity.
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between September 30, 2019 and June 30, 2019 is primarily driven by lower market interest rates.

31	September 2019 Form 10-Q

Risk Disclosures

Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At September 30, 2019	At June 30, 2019
Investments related to Investment Management activities	$341	$333
Other investments:
MUMSS	168	169
Other Firm investments	186	194
MUMSS—Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values and the related impact on carried interest.
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

Loans and Lending Commitments

	At September 30, 2019
$ in millions	IS	WM	IM1	Total
Corporate	$27,709	$17,403	$5	$45,117
Consumer	—	30,010	—	30,010
Residential real estate	—	29,184	—	29,184
Commercial real estate	6,801	—	—	6,801
Loans held for investment, gross of allowance	34,510	76,597	5	111,112
Allowance for loan losses	(248)	(49)	—	(297)
Loans held for investment, net of allowance	34,262	76,548	5	110,815
Corporate	13,525	—	—	13,525
Residential real estate	—	17	—	17
Commercial real estate	1,165	—	—	1,165
Loans held for sale	14,690	17	—	14,707
Corporate	7,349	—	38	7,387
Residential real estate	1,206	—	—	1,206
Commercial real estate	1,431	—	—	1,431
Loans held at fair value	9,986	—	38	10,024
Total loans	58,938	76,565	43	135,546
Lending commitments[2]	108,536	11,771	—	120,307
Total loans and lending commitments[2]	$167,474	$88,336	$43	$255,853

	At December 31, 2018
$ in millions	IS	WM	IM1	Total
Corporate	$20,020	$16,884	$5	$36,909
Consumer	—	27,868	—	27,868
Residential real estate	—	27,466	—	27,466
Commercial real estate[3]	7,810	—	—	7,810
Loans held for investment, gross of allowance	27,830	72,218	5	100,053
Allowance for loan losses	(193)	(45)	—	(238)
Loans held for investment, net of allowance	27,637	72,173	5	99,815
Corporate	13,886	—	—	13,886
Residential real estate	1	21	—	22
Commercial real estate[3]	1,856	—	—	1,856
Loans held for sale	15,743	21	—	15,764
Corporate	9,150	—	21	9,171
Residential real estate	1,153	—	—	1,153
Commercial real estate[3]	601	—	—	601
Loans held at fair value	10,904	—	21	10,925
Total loans	54,284	72,194	26	126,504
Lending commitments[2]	95,065	10,663	—	105,728
Total loans and lending commitments[2]	$149,349	$82,857	$26	$232,232

1.
Investment Management business segment loans are related to certain of our activities as an investment advisor and manager. At September 30, 2019, loans held at fair value are the result of the consolidation of an investment vehicle related to these activities.

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

September 2019 Form 10-Q	32

Risk Disclosures

secondary market. In the balance sheets, these loans and lending commitments are carried as held for investment, which are recorded at amortized cost; as held for sale, which are recorded at the lower of cost or fair value; or at fair value with changes in fair value recorded in earnings. Loans held for investment and loans held for sale are classified in Loans, and loans held at fair value are classified in Trading assets in the balance sheets. Total loans and lending commitments increased by approximately $24 billion since December 31, 2018 primarily in Corporate within the Institutional Securities business segment due to increases in event-driven lending commitments and growth in secured lending facilities. Also contributing to the increase was growth in Consumer securities-based lending and Residential real estate loans within the Wealth Management business segment.
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
See Notes 3, 7 and 11 to the financial statements for further information.
Allowance for Loans and Lending Commitments Held for Investment

$ in millions	At September 30, 2019	At December 31, 2018
Loans	$297	$238
Lending commitments	234	203
Total allowance for loans and lending commitments	$531	$441
The aggregate allowance for loans and lending commitments increased in the current year period primarily within the Institutional Securities business segment due to loan and lending commitment growth, deterioration of select credits, and certain environmental factors. See Notes 7 and 11 to the financial statements for further information.
Status of Loans Held for Investment

	At September 30, 2019		At December 31, 2018
	IS	WM	IS	WM
Current	99.2%	99.9%	99.8%	99.9%
Nonaccrual[1]	0.8%	0.1%	0.2%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

Institutional Securities Loans and Lending Commitments1

	At September 30, 2019
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$308	$41	$—	$5	$354
A	814	733	748	363	2,658
BBB	3,095	4,886	3,106	569	11,656
NIG	9,453	16,223	11,709	5,143	42,528
Unrated[2]	66	76	119	1,481	1,742
Total loans	13,736	21,959	15,682	7,561	58,938
Lending commitments
AAA	90	50	—	—	140
AA	2,405	1,362	2,121	—	5,888
A	4,334	6,506	9,600	715	21,155
BBB	10,843	13,710	20,949	546	46,048
NIG	4,261	10,914	15,933	4,140	35,248
Unrated[2]	2	26	22	7	57
Total lending commitments	21,935	32,568	48,625	5,408	108,536
Total exposure	$35,671	$54,527	$64,307	$12,969	$167,474

	At December 31, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$7	$430	$—	$19	$456
A	565	1,580	858	267	3,270
BBB	3,775	4,697	4,251	495	13,218
NIG	7,151	12,882	9,313	5,889	35,235
Unrated[2]	88	95	160	1,762	2,105
Total loans	11,586	19,684	14,582	8,432	54,284
Lending commitments
AAA	90	75	—	—	165
AA	2,491	1,177	2,863	—	6,531
A	2,892	6,006	9,895	502	19,295
BBB	2,993	11,825	19,461	638	34,917
NIG	1,681	10,604	16,075	5,751	34,111
Unrated[2]	8	—	38	—	46
Total lending commitments	10,155	29,687	48,332	6,891	95,065
Total exposure	$21,741	$49,371	$62,914	$15,323	$149,349

NIG–Non-investment grade

1.	Obligor credit ratings are internally determined by the Credit Risk Management Department ("CRM").

2.
Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of market risk. For a further discussion of our market risk, see “Market Risk” herein.

33	September 2019 Form 10-Q

Risk Disclosures

Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At September 30, 2019	At December 31, 2018
Industry
Financials	$38,935	$32,655
Real estate	26,299	24,133
Healthcare	20,219	10,158
Industrials	13,079	13,701
Communications Services	12,563	11,244
Consumer discretionary	9,814	8,314
Energy	9,704	9,847
Utilities	9,675	9,856
Information technology	8,920	9,896
Consumer staples	7,257	7,921
Materials	5,108	5,969
Insurance	3,714	3,744
Other	2,187	1,911
Total	$167,474	$149,349
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

Institutional Securities Corporate Loans1

$ in millions	At September 30, 2019	At December 31, 2018
Corporate relationship and event-driven lending[2]	$13,432	$13,317
Secured lending facilities[3]	27,834	21,408
Securities-based lending and other[4]	7,317	8,331
Total Corporate	$48,583	$43,056

1.	Amounts include loans held for investment, loans held for sale and loans measured at fair value. Loans at fair value are included in Trading assets in the balance sheets.

2.
Relationship and event-driven loans typically consist of revolving lines of credit, term loans and bridge loans. For additional information on event-driven loans, see “Institutional Securities Event-Driven Loans and Lending Commitments” herein.

3.	Secured lending facilities includes loans provided to clients to warehouse loans secured by underlying real estate and other assets.

4.	Securities-based lending and other includes financing extended to sales and trading customers and corporate loans purchased in the secondary market.

Institutional Securities Event-Driven Loans and Lending Commitments

	At September 30, 2019
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$1,198	$516	$797	$2,543	$5,054
Lending commitments	10,022	3,278	3,086	3,453	19,839
Total loans and lending commitments	$11,220	$3,794	$3,883	$5,996	$24,893

	At December 31, 2018
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$2,582	$287	$656	$1,618	$5,143
Lending commitments	1,506	2,456	2,877	3,658	10,497
Total loans and lending commitments	$4,088	$2,743	$3,533	$5,276	$15,640
Event-driven loans and lending commitments, which comprise a portion of corporate loans and lending commitments within the Institutional Securities business segment, are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period. In the current year period, the increase in Lending commitments is primarily attributable to client transactions in the healthcare industry.

September 2019 Form 10-Q	34

Risk Disclosures

Wealth Management Loans and Lending Commitments

	At September 30, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$40,174	$3,342	$2,625	$1,247	$47,388
Residential real estate loans	9	18	—	29,150	29,177
Total loans	$40,183	$3,360	$2,625	$30,397	$76,565
Lending commitments	9,467	1,792	195	317	11,771
Total loans and lending commitments	$49,650	$5,152	$2,820	$30,714	$88,336
Securities-based lending—LAL platform loans					$35,549

	At December 31, 2018
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$38,144	$3,573	$2,004	$1,006	$44,727
Residential real estate loans	—	30	1	27,436	27,467
Total loans	$38,144	$3,603	$2,005	$28,442	$72,194
Lending commitments	9,197	1,151	42	273	10,663
Total loans and lending commitments	$47,341	$4,754	$2,047	$28,715	$82,857
Securities-based lending—LAL platform loans					$33,247
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
For the current year period, Loans and Lending commitments associated with the Wealth Management business segment increased due to growth in Securities-based lending and Residential real estate loans.

Customer and Other Receivables
Margin Loans

	At September 30, 2019
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$18,321	$9,747	$28,068

	At December 31, 2018
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$14,842	$11,383	$26,225
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
Employee Loans

$ in millions	At September 30, 2019	At December 31, 2018
Balance	$2,990	$3,415
Allowance for loan losses	(61)	(63)
Balance, net	$2,929	$3,352
Remaining repayment term, weighted average in years	4.7	4.3

Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments. We establish an allowance for loan amounts we do not consider recoverable, and the related provision is recorded in Compensation and benefits expense.

35	September 2019 Form 10-Q

Risk Disclosures

Derivatives

Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At September 30, 2019
<1 year	$537	$4,735	$36,673	$21,372	$6,481	$69,798
1-3 years	346	2,454	24,447	15,364	8,278	50,889
3-5 years	456	2,629	13,795	8,774	2,900	28,554
Over 5 years	3,749	17,709	94,707	47,846	17,387	181,398
Total, gross	$5,088	$27,527	$169,622	$93,356	$35,046	$330,639
Counterparty netting	(2,025)	(17,592)	(138,116)	(71,427)	(21,422)	(250,582)
Cash and securities collateral	(2,735)	(8,114)	(26,764)	(16,578)	(9,377)	(63,568)
Total, net	$328	$1,821	$4,742	$5,351	$4,247	$16,489

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2018
<1 year	$878	$7,430	$38,718	$15,009	$7,183	$69,218
1-3 years	664	2,362	22,239	10,255	7,097	42,617
3-5 years	621	2,096	11,673	6,014	2,751	23,155
Over 5 years	3,535	9,725	67,166	36,087	11,112	127,625
Total, gross	$5,698	$21,613	$139,796	$67,365	$28,143	$262,615
Counterparty netting	(2,325)	(13,771)	(113,045)	(49,658)	(16,681)	(195,480)
Cash and securities collateral	(3,214)	(5,766)	(21,931)	(12,702)	(8,269)	(51,882)
Total, net	$159	$2,076	$4,820	$5,005	$3,193	$15,253

$ in millions	At September 30, 2019	At December 31, 2018
Industry
Utilities	$4,550	$4,324
Financials	3,903	4,480
Industrials	1,313	1,335
Healthcare	1,298	787
Regional governments	864	779
Not-for-profit organizations	742	583
Energy	616	199
Sovereign governments	587	385
Information technology	569	695
Consumer discretionary	494	188
Materials	453	275
Communications services	314	373
Real estate	275	283
Insurance	243	235
Consumer staples	173	216
Other	95	116
Total	$16,489	$15,253

1.	Obligor credit ratings are determined internally by CRM.

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
Top 10 Non-U.S. Country Exposures at September 30, 2019

United Kingdom
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(879)	$718	$(161)
Net counterparty exposure[2]	4	10,262	10,266
Loans	—	2,583	2,583
Lending commitments	—	5,608	5,608
Exposure before hedges	(875)	19,171	18,296
Hedges[3]	(311)	(1,211)	(1,522)
Net exposure	$(1,186)	$17,960	$16,774

Japan
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$5,621	$662	$6,283
Net counterparty exposure2	47	3,560	3,607
Loans	—	324	324
Exposure before hedges	5,668	4,546	10,214
Hedges[3]	(77)	(116)	(193)
Net exposure	$5,591	$4,430	$10,021

September 2019 Form 10-Q	36

Risk Disclosures

Spain
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$15	$(124)	$(109)
Net counterparty exposure[2]	—	218	218
Loans	—	3,671	3,671
Lending commitments	—	617	617
Exposure before hedges	15	4,382	4,397
Hedges[3]	—	(125)	(125)
Net exposure	$15	$4,257	$4,272

Germany
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(2,378)	$1	$(2,377)
Net counterparty exposure[2]	96	2,643	2,739
Loans	—	1,097	1,097
Lending commitments	—	3,792	3,792
Exposure before hedges	(2,282)	7,533	5,251
Hedges[3]	(231)	(811)	(1,042)
Net exposure	$(2,513)	$6,722	$4,209

Brazil
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$3,730	$49	$3,779
Net counterparty exposure[2]	—	178	178
Loans	—	37	37
Lending commitments	—	235	235
Exposure before hedges	3,730	499	4,229
Hedges[3]	(12)	(32)	(44)
Net exposure	$3,718	$467	$4,185

China
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(284)	$964	$680
Net counterparty exposure[2]	126	237	363
Loans	—	1,866	1,866
Lending commitments	—	865	865
Exposure before hedges	(158)	3,932	3,774
Hedges[3]	(82)	(80)	(162)
Net exposure	$(240)	$3,852	$3,612

Canada
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(168)	$101	$(67)
Net counterparty exposure[2]	107	1,944	2,051
Loans	—	218	218
Lending commitments	—	1,473	1,473
Exposure before hedges	(61)	3,736	3,675
Hedges[3]	—	(140)	(140)
Net exposure	$(61)	$3,596	$3,535

France
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(1,367)	$(784)	$(2,151)
Net counterparty exposure[2]	—	2,585	2,585
Loans	—	595	595
Lending commitments	—	2,851	2,851
Exposure before hedges	(1,367)	5,247	3,880
Hedges[3]	(6)	(553)	(559)
Net exposure	$(1,373)	$4,694	$3,321

India
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,624	$592	$2,216
Net counterparty exposure[2]	—	655	655
Loans	—	242	242
Exposure before hedges	1,624	1,489	3,113
Net exposure	$1,624	$1,489	$3,113

Ireland
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(23)	$223	$200
Net counterparty exposure[2]	3	220	223
Loans	—	2,177	2,177
Lending commitments	—	361	361
Exposure before hedges	(20)	2,981	2,961
Hedges[3]	(30)	—	(30)
Net exposure	$(50)	$2,981	$2,931

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

3.
Amounts represent CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2018 Form 10-K.

Additional Information—Top 10 Non-U.S. Country Exposures

Benefit of Collateral Received against Net Counterparty Exposure

$ in millions		At September 30, 2019
Counterparty credit exposure	Collateral[1]
Germany	Germany and Austria	$12,964
United Kingdom	U.K., U.S. and Japan	10,416
Other	Japan, France and U.S.	19,298

1.	Collateral primarily consists of cash and government obligations.

37	September 2019 Form 10-Q

Risk Disclosures

Country Risk Exposures Related to the U.K.
At September 30, 2019, our country risk exposure in the U.K. included net exposures of $16,774 million (as shown in the Top 10 Country Exposures table) and overnight deposits of $6,013 million. The $17,960 million of exposures to non-sovereigns were diversified across both names and sectors and include $6,445 million to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $4,864 million to geographically diversified counterparties, and $5,970 million to exchanges and clearinghouses.
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

September 2019 Form 10-Q	38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of September 30, 2019, and the related condensed consolidated income statements, comprehensive income statements and statements of changes in total equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and the cash flow statements for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
November 5, 2019

39	September 2019 Form 10-Q

Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2019	2018	2019	2018
Revenues
Investment banking	$1,635	$1,567	$4,467	$4,994
Trading	2,608	2,752	8,781	9,815
Investments	87	136	801	409
Commissions and fees	990	932	2,935	3,144
Asset management	3,363	3,251	9,632	9,632
Other	131	298	685	748
Total non-interest revenues	8,814	8,936	27,301	28,742
Interest income	4,350	3,627	13,146	9,781
Interest expense	3,132	2,691	9,885	6,964
Net interest	1,218	936	3,261	2,817
Net revenues	10,032	9,872	30,562	31,559
Non-interest expenses
Compensation and benefits	4,427	4,310	13,609	13,845
Occupancy and equipment	353	351	1,053	1,033
Brokerage, clearing and exchange fees	637	559	1,860	1,795
Information processing and communications	557	513	1,627	1,487
Marketing and business development	157	152	460	471
Professional services	531	570	1,582	1,660
Other	660	566	1,803	1,888
Total non-interest expenses	7,322	7,021	21,994	22,179
Income from continuing operations before income taxes	2,710	2,851	8,568	9,380
Provision for income taxes	492	696	1,636	2,050
Income from continuing operations	2,218	2,155	6,932	7,330
Income (loss) from discontinued operations, net of income taxes	—	(1)	—	(5)
Net income	$2,218	$2,154	$6,932	$7,325
Net income applicable to noncontrolling interests	45	42	129	108
Net income applicable to Morgan Stanley	$2,173	$2,112	$6,803	$7,217
Preferred stock dividends	113	93	376	356
Earnings applicable to Morgan Stanley common shareholders	$2,060	$2,019	$6,427	$6,861
Earnings per common share
Basic	$1.28	$1.19	$3.94	$3.99
Diluted	$1.27	$1.17	$3.89	$3.92
Average common shares outstanding
Basic	1,604	1,697	1,632	1,719
Diluted	1,627	1,727	1,653	1,749

September 2019 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Net income	$2,218	$2,154	$6,932	$7,325
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(99)	$(79)	$(56)	$(154)
Change in net unrealized gains (losses) on available-for-sale securities	214	(171)	1,252	(707)
Pension, postretirement and other	3	5	7	16
Change in net debt valuation adjustment	337	(743)	(529)	347
Total other comprehensive income (loss)	$455	$(988)	$674	$(498)
Comprehensive income	$2,673	$1,166	$7,606	$6,827
Net income applicable to noncontrolling interests	45	42	129	108
Other comprehensive income (loss) applicable to noncontrolling interests	2	(59)	(20)	4
Comprehensive income applicable to Morgan Stanley	$2,626	$1,183	$7,497	$6,715

See Notes to Consolidated Financial Statements	41	September 2019 Form 10-Q

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At September 30, 2019	At December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$35,721	$30,541
Interest bearing deposits with banks	13,196	21,299
Restricted cash	30,739	35,356
Trading assets at fair value ($116,506 and $120,437 were pledged to various parties)	277,423	266,299
Investment securities (includes $64,714 and $61,061 at fair value)	105,790	91,832
Securities purchased under agreements to resell (includes $4 and $— at fair value)	93,367	98,522
Securities borrowed	132,401	116,313
Customer and other receivables	59,514	53,298
Loans:
Held for investment (net of allowance of $297 and $238)	110,815	99,815
Held for sale	14,707	15,764
Goodwill	7,139	6,688
Intangible assets (net of accumulated amortization of $3,124 and $2,877)	2,211	2,163
Other assets	19,581	15,641
Total assets	$902,604	$853,531
Liabilities
Deposits (includes $1,622 and $442 at fair value)	$180,738	$187,820
Trading liabilities at fair value	143,405	126,747
Securities sold under agreements to repurchase (includes $732 and $812 at fair value)	59,462	49,759
Securities loaned	9,691	11,908
Other secured financings (includes $6,352 and $5,245 at fair value)	9,836	9,466
Customer and other payables	202,915	179,559
Other liabilities and accrued expenses	19,348	17,204
Borrowings (includes $61,654 and $51,184 at fair value)	193,659	189,662
Total liabilities	819,054	772,125
Commitments and contingent liabilities (see Note 11)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,623,587,078 and 1,699,828,943	20	20
Additional paid-in capital	23,649	23,794
Retained earnings	69,071	64,175
Employee stock trusts	2,865	2,836
Accumulated other comprehensive income (loss)	(1,598)	(2,292)
Common stock held in treasury at cost, $0.01 par value (415,306,901 and 339,065,036 shares)	(17,280)	(13,971)
Common stock issued to employee stock trusts	(2,865)	(2,836)
Total Morgan Stanley shareholders’ equity	82,382	80,246
Noncontrolling interests	1,168	1,160
Total equity	83,550	81,406
Total liabilities and equity	$902,604	$853,531

September 2019 Form 10-Q	42	See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Total Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

$ in millions	2019	2018	2019	2018
Preferred Stock
Beginning and ending balance	$8,520	$8,520	$8,520	$8,520
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	23,446	23,454	23,794	23,545
Share-based award activity	196	210	(154)	119
Other net increases	7	—	9	—
Ending balance	23,649	23,664	23,649	23,664
Retained Earnings
Beginning balance	67,588	61,835	64,175	57,577
Cumulative adjustments for accounting changes[1]	—	—	63	306
Net income applicable to Morgan Stanley	2,173	2,112	6,803	7,217
Preferred stock dividends[2]	(113)	(93)	(376)	(356)
Common stock dividends[2]	(577)	(524)	(1,594)	(1,414)
Ending balance	69,071	63,330	69,071	63,330
Employee Stock Trusts
Beginning balance	2,889	2,829	2,836	2,907
Share-based award activity	(24)	(32)	29	(110)
Ending balance	2,865	2,797	2,865	2,797
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(2,051)	(3,070)	(2,292)	(3,060)
Cumulative adjustments for accounting changes[1]	—	—	—	(437)
Net change in Accumulated other comprehensive income (loss)	453	(929)	694	(502)
Ending balance	(1,598)	(3,999)	(1,598)	(3,999)
Common Stock Held In Treasury at Cost
Beginning balance	(15,799)	(11,650)	(13,971)	(9,211)
Share-based award activity	57	25	1,138	759
Repurchases of common stock and employee tax withholdings	(1,538)	(1,207)	(4,447)	(4,380)
Ending balance	(17,280)	(12,832)	(17,280)	(12,832)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(2,889)	(2,829)	(2,836)	(2,907)
Share-based award activity	24	32	(29)	110
Ending balance	(2,865)	(2,797)	(2,865)	(2,797)
Non-Controlling Interests
Beginning balance	1,121	1,397	1,160	1,075
Net income applicable to non-controlling interests	45	42	129	108
Net change in Accumulated other comprehensive income (loss)	2	(59)	(20)	4
Other net increases (decreases)	—	(9)	(101)	184
Ending balance	1,168	1,371	1,168	1,371
Total Equity	$83,550	$80,074	$83,550	$80,074

1.	Cumulative adjustments for accounting changes relate to the adoption of certain accounting updates during the current and prior year periods. See Notes 2 and 14 for further information.

2.	See Note 14 for information regarding dividends per share for common stock and each class of preferred stock.

See Notes to Consolidated Financial Statements	43	September 2019 Form 10-Q

Consolidated Cash Flow Statements (Unaudited)

	Nine Months Ended September 30,
$ in millions	2019	2018
Cash flows from operating activities
Net income	$6,932	$7,325
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	825	743
Depreciation and amortization	1,987	1,375
(Release of) Provision for credit losses on lending activities	104	(27)
Other operating adjustments	(114)	(27)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	17,036	10,039
Securities borrowed	(16,088)	(18,479)
Securities loaned	(2,217)	(1,759)
Customer and other receivables and other assets	(5,135)	(4,092)
Customer and other payables and other liabilities	22,721	310
Securities purchased under agreements to resell	5,155	15,172
Securities sold under agreements to repurchase	9,703	3,904
Net cash provided by (used for) operating activities	40,909	14,484
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(1,460)	(1,361)
Changes in loans, net	(10,079)	(7,697)
Investment securities:
Purchases	(35,078)	(16,836)
Proceeds from sales	13,561	2,947
Proceeds from paydowns and maturities	8,183	9,126
Other investing activities	(848)	(245)
Net cash provided by (used for) investing activities	(25,721)	(14,066)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	(587)	(1,874)
Deposits	(7,084)	15,749
Proceeds from issuance of Borrowings	23,697	34,233
Payments for:
Borrowings	(30,391)	(28,235)
Repurchases of common stock and employee tax withholdings	(4,447)	(4,380)
Cash dividends	(2,082)	(1,788)
Other financing activities	(286)	(343)
Net cash provided by (used for) financing activities	(21,180)	13,362
Effect of exchange rate changes on cash and cash equivalents	(1,548)	(1,694)
Net increase (decrease) in cash and cash equivalents	(7,540)	12,086
Cash and cash equivalents, at beginning of period	87,196	80,395
Cash and cash equivalents, at end of period	$79,656	$92,481

Cash and cash equivalents:
Cash and due from banks	$35,721	$36,641
Interest bearing deposits with banks	13,196	22,638
Restricted cash	30,739	33,202
Cash and cash equivalents, at end of period	$79,656	$92,481

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$9,760	$6,818
Income taxes, net of refunds	1,603	1,009

September 2019 Form 10-Q	44	See Notes to Consolidated Financial Statements

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

45	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2018 Form 10-K.
During the nine months ended September 30, 2019 (“current year period”), there were no significant revisions to the Firm’s significant accounting policies, other than for the accounting updates adopted.
Accounting Updates Adopted
The Firm adopted the following accounting updates on January 1, 2019. Prior periods are presented under previous policies.
Leases
Upon the adoption of Leases, the Firm began recognizing in the balance sheet leases with terms exceeding one year as right-of-use (“ROU”) assets and corresponding liabilities. The adoption resulted in an increase to Retained earnings of approximately $63 million, net of tax, related to deferred revenue from previously recorded sale-leaseback transactions. At transition on January 1, 2019, the adoption also resulted in a balance sheet gross-up of approximately $4 billion reflected in Other assets and Other liabilities and accrued expenses. See Note 11 for lease disclosures, including amounts reflected in the September 30, 2019 balance sheet. Prior period amounts were not restated.
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
Goodwill
The Firm completed its annual goodwill impairment testing as of July 1, 2019. The Firm's impairment testing did not indicate any goodwill impairment, as each of the Firm's reporting units with goodwill had a fair value that was substantially in excess of its carrying value.

3. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$44,129	$25,280	$18	$—	$69,427
Other sovereign government obligations	33,333	5,512	12	—	38,857
State and municipal securities	—	3,080	1	—	3,081
MABS	—	1,593	401	—	1,994
Loans and lending commitments[2]	—	5,155	4,869	—	10,024
Corporate and other debt	—	21,646	1,390	—	23,036
Corporate equities[3]	92,191	459	103	—	92,753
Derivative and other contracts:
Interest rate	1,965	220,709	1,502	—	224,176
Credit	—	6,870	849	—	7,719
Foreign exchange	55	64,477	100	—	64,632
Equity	982	46,836	1,082	—	48,900
Commodity and other	1,305	6,866	3,099	—	11,270
Netting[1]	(3,686)	(265,103)	(1,122)	(54,162)	(324,073)
Total derivative and other contracts	621	80,655	5,510	(54,162)	32,624
Investments[4]	514	200	785	—	1,499
Physical commodities	—	1,022	—	—	1,022
Total trading assets	170,788	144,602	13,089	(54,162)	274,317
Investment securities—AFS	34,931	29,783	—	—	64,714
Securities purchased under agreements to resell	—	4	—	—	4
Total assets at fair value	$205,719	$174,389	$13,089	$(54,162)	$339,035

September 2019 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

	At September 30, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,477	$145	$—	$1,622
Trading liabilities:
U.S. Treasury and agency securities	12,826	194	1	—	13,021
Other sovereign government obligations	22,090	1,593	3	—	23,686
Corporate and other debt	—	7,968	4	—	7,972
Corporate equities[3]	63,197	95	32	—	63,324
Derivative and other contracts:
Interest rate	1,730	211,860	714	—	214,304
Credit	—	7,361	744	—	8,105
Foreign exchange	13	66,223	48	—	66,284
Equity	987	46,484	2,463	—	49,934
Commodity and other	1,324	6,456	1,125	—	8,905
Netting[1]	(3,686)	(265,103)	(1,122)	(42,219)	(312,130)
Total derivative and other contracts	368	73,281	3,972	(42,219)	35,402
Total trading liabilities	98,481	83,131	4,012	(42,219)	143,405
Securities sold under agreements to repurchase	—	732	—	—	732
Other secured financings	—	6,242	110	—	6,352
Borrowings	—	58,116	3,538	—	61,654
Total liabilities at fair value	$98,481	$149,698	$7,805	$(42,219)	$213,765

	At December 31, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$38,767	$29,594	$54	$—	$68,415
Other sovereign government obligations	28,395	5,529	17	—	33,941
State and municipal securities	—	3,161	148	—	3,309
MABS	—	2,154	354	—	2,508
Loans and lending commitments[2]	—	4,055	6,870	—	10,925
Corporate and other debt	—	18,129	1,076	—	19,205
Corporate equities[3]	93,626	522	95	—	94,243
Derivative and other contracts:
Interest rate	2,793	155,027	1,045	—	158,865
Credit	—	5,707	421	—	6,128
Foreign exchange	62	63,023	161	—	63,246
Equity	1,256	45,596	1,022	—	47,874
Commodity and other	963	8,517	2,992	—	12,472
Netting[1]	(4,151)	(210,190)	(896)	(44,175)	(259,412)
Total derivative and other contracts	923	67,680	4,745	(44,175)	29,173
Investments[4]	412	293	757	—	1,462
Physical commodities	—	536	—	—	536
Total trading assets	162,123	131,653	14,116	(44,175)	263,717
Investment securities—AFS	36,399	24,662	—	—	61,061
Intangible assets	—	5	—	—	5
Total assets at fair value	$198,522	$156,320	$14,116	$(44,175)	$324,783

47	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$415	$27	$—	$442
Trading liabilities:
U.S. Treasury and agency securities	11,272	543	—	—	11,815
Other sovereign government obligations	21,391	1,454	—	—	22,845
Corporate and other debt	—	8,550	1	—	8,551
Corporate equities[3]	56,064	199	15	—	56,278
Derivative and other contracts:
Interest rate	2,927	142,746	427	—	146,100
Credit	—	5,772	381	—	6,153
Foreign exchange	41	63,379	86	—	63,506
Equity	1,042	47,091	2,507	—	50,640
Commodity and other	1,228	6,872	940	—	9,040
Netting[1]	(4,151)	(210,190)	(896)	(32,944)	(248,181)
Total derivative and other contracts	1,087	55,670	3,445	(32,944)	27,258
Total trading liabilities	89,814	66,416	3,461	(32,944)	126,747
Securities sold under agreements to repurchase	—	812	—	—	812
Other secured financings	—	5,037	208	—	5,245
Borrowings	—	47,378	3,806	—	51,184
Total liabilities at fair value	$89,814	$120,058	$7,502	$(32,944)	$184,430
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

Breakdown of Loans and Lending Commitments at Fair Value

$ in millions	At September 30, 2019	At December 31, 2018
Corporate	$7,387	$9,171
Residential real estate	1,206	1,153
Commercial real estate	1,431	601
Total	$10,024	$10,925

Unsettled Fair Value of Futures Contracts1

$ in millions	At September 30, 2019	At December 31, 2018
Customer and other receivables, net	$501	$615

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.
For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the financial statements in the 2018 Form 10-K. During the current year period, there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Assets at Fair value
U.S. Treasury and agency securities
Beginning balance	$5	$—	$54	$—
Purchases	11	5	18	5
Sales	—	—	(54)	—
Net transfers	2	—	—	—
Ending balance	$18	$5	$18	$5
Unrealized gains (losses)	$—	$—	$—	$—
Other sovereign government obligations
Beginning balance	$10	$5	$17	$1
Realized and unrealized gains (losses)	(3)	—	(2)	—
Purchases	2	32	13	35
Sales	(2)	(2)	(6)	—
Settlements	—	—	—	—
Net transfers	5	1	(10)	—
Ending balance	$12	$36	$12	$36
Unrealized gains (losses)	$(3)	$—	$(2)	$—
State and municipal securities
Beginning balance	$16	$2	$148	$8
Realized and unrealized gains (losses)	—	—	—	—
Purchases	—	2	—	3
Sales	(2)	—	(43)	(7)
Net transfers	(13)	—	(104)	—
Ending balance	$1	$4	$1	$4
Unrealized gains (losses)	$—	$—	$—	$—
MABS
Beginning balance	$480	$327	$354	$423
Realized and unrealized gains (losses)	(10)	(1)	(9)	88
Purchases	5	23	66	73
Sales	(58)	(46)	(157)	(317)
Settlements	—	(14)	(39)	(16)
Net transfers	(16)	27	186	65
Ending balance	$401	$316	$401	$316
Unrealized gains (losses)	$(8)	$(8)	$(38)	$(6)
Loans and lending commitments
Beginning balance	$5,604	$6,923	$6,870	$5,945
Realized and unrealized gains (losses)	(51)	17	3	16
Purchases and originations	852	2,076	1,934	4,030
Sales	(464)	(1,184)	(1,541)	(978)
Settlements	(811)	(777)	(2,130)	(1,926)
Net transfers	(261)	(320)	(267)	(352)
Ending balance	$4,869	$6,735	$4,869	$6,735
Unrealized gains (losses)	$(55)	$12	$283	$(8)

September 2019 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Corporate and other debt
Beginning balance	$1,364	$701	$1,076	$701
Realized and unrealized gains (losses)	157	(4)	269	51
Purchases	341	109	632	276
Sales	(474)	(153)	(587)	(227)
Settlements	—	(6)	(7)	(8)
Net transfers	2	63	7	(83)
Ending balance	$1,390	$710	$1,390	$710
Unrealized gains (losses)	$114	$9	$217	$16
Corporate equities
Beginning balance	$98	$171	$95	$166
Realized and unrealized gains (losses)	1	(7)	(41)	17
Purchases	5	15	44	69
Sales	(16)	(50)	(268)	(134)
Net transfers	15	(23)	273	(12)
Ending balance	$103	$106	$103	$106
Unrealized gains (losses)	$7	$5	$(38)	$14
Investments
Beginning balance	$785	$941	$757	$1,020
Realized and unrealized gains (losses)	(15)	5	19	5
Purchases	7	72	28	134
Sales	(7)	(103)	(43)	(209)
Net transfers	15	(97)	24	(132)
Ending balance	$785	$818	$785	$818
Unrealized gains (losses)	$(12)	$2	$22	$5
Net derivative and other contracts:
Interest rate
Beginning balance	$816	$567	$618	$1,218
Realized and unrealized gains (losses)	(40)	(3)	143	(46)
Purchases	69	12	132	84
Issuances	(11)	(9)	(22)	(38)
Settlements	2	(2)	16	(92)
Net transfers	(48)	12	(99)	(549)
Ending balance	$788	$577	$788	$577
Unrealized gains (losses)	$120	$24	$214	$(47)
Credit
Beginning balance	$(138)	$(2)	$40	$41
Realized and unrealized gains (losses)	(183)	(39)	36	(17)
Purchases	44	4	103	9
Issuances	(19)	—	(162)	(40)
Settlements	389	58	90	30
Net transfers	12	—	(2)	(2)
Ending balance	$105	$21	$105	$21
Unrealized gains (losses)	$20	$(41)	$41	$(20)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Foreign exchange
Beginning balance	$(29)	$(26)	$75	$(112)
Realized and unrealized gains (losses)	67	(35)	(83)	71
Purchases	—	—	—	2
Issuances	—	—	—	(48)
Settlements	5	2	—	43
Net transfers	9	15	60	—
Ending balance	$52	$(44)	$52	$(44)
Unrealized gains (losses)	$79	$(9)	$26	$1
Equity
Beginning balance	$(1,715)	$(1,535)	$(1,485)	$1,208
Realized and unrealized gains (losses)	(61)	(149)	59	83
Purchases	36	29	75	120
Issuances	(207)	(138)	(227)	(1,052)
Settlements	(56)	84	(173)	319
Net transfers	622	38	370	(2,349)
Ending balance	$(1,381)	$(1,671)	$(1,381)	$(1,671)
Unrealized gains (losses)	$(86)	$(132)	$81	$19
Commodity and other
Beginning balance	$1,861	$2,032	$2,052	$1,446
Realized and unrealized gains (losses)	120	(29)	35	332
Purchases	126	—	145	80
Issuances	(36)	(11)	(71)	(18)
Settlements	(107)	(1)	(307)	17
Net transfers	10	29	120	163
Ending balance	$1,974	$2,020	$1,974	$2,020
Unrealized gains (losses)	$33	$(105)	$(89)	$33
Liabilities at Fair Value
Deposits
Beginning balance	$138	$37	$27	$47
Realized and unrealized losses (gains)	5	2	16	(1)
Issuances	23	11	70	27
Settlements	(8)	—	(12)	(2)
Net transfers	(13)	23	44	2
Ending balance	$145	$73	$145	$73
Unrealized losses (gains)	$5	$2	$16	$(1)
Nonderivative trading liabilities
Beginning balance	$36	$25	$16	$25
Realized and unrealized losses (gains)	(7)	—	(37)	(4)
Purchases	(13)	(12)	(31)	(15)
Sales	6	3	36	12
Net transfers	18	(2)	56	(4)
Ending balance	$40	$14	$40	$14
Unrealized losses (gains)	$(7)	$—	$(37)	$(4)

49	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Securities sold under agreements to repurchase
Beginning balance	$—	$—	$—	$150
Net transfers	—	—	—	(150)
Ending balance	$—	$—	$—	$—
Unrealized losses (gains)	$—	$—	$—	$—
Other secured financings
Beginning balance	$154	$170	$208	$239
Realized and unrealized losses (gains)	(1)	2	5	(16)
Issuances	—	—	—	8
Settlements	—	—	(8)	(18)
Net transfers	(43)	—	(95)	(41)
Ending balance	$110	$172	$110	$172
Unrealized losses (gains)	$(1)	$2	$5	$(16)
Borrowings
Beginning balance	$3,939	$3,295	$3,806	$2,984
Realized and unrealized losses (gains)	88	56	498	(156)
Issuances	201	344	610	1,275
Settlements	(260)	(81)	(438)	(339)
Net transfers	(430)	6	(938)	(144)
Ending balance	$3,538	$3,620	$3,538	$3,620
Unrealized losses (gains)	$91	$55	$459	$(168)
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(23)	82	68	(45)

Level 3 instruments may be hedged with instruments classified in Level 1 and/or Level 2. The realized and unrealized gains (losses) for assets and liabilities within the Level 3 category presented in the previous tables do not reflect the related realized and unrealized gains (losses) on hedging instruments that have been classified by the Firm within the Level 1 and/or Level 2 categories.
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

Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements

Valuation Techniques and Unobservable Inputs

	Balance / Range (Average)[1]
$ in millions, except inputs	At September 30, 2019	At December 31, 2018
Assets Measured at Fair Value on a Recurring Basis
MABS	$401	$354
Comparable pricing:
Bond price	0 to 97 points (47 points)	0 to 97 points (38 points)
Loans and lending commitments	$4,869	$6,870
Margin loan model:
Discount rate	1% to 7% (2%)	1% to 7% (2%)
Volatility skew	17% to 73% (27%)	19% to 56% (28%)
Credit Spread	9 to 41 bps (26 bps)	14 to 90 bps (36 bps)
Comparable pricing:
Loan price	70 to 100 points (93 points)	60 to 101 points (95 points)
Corporate and other debt	$1,390	$1,076
Comparable pricing:
Bond price	12 to 105 points (82 points)	12 to 100 points (72 points)
Discounted cash flow:
Recovery rate	36%	20%
Discount rate	N/M	15% to 21% (16%)
Option model:
At the money volatility	21%	24% to 78% (50%)
Corporate equities	$103	$95
Comparable pricing:
Equity price	100%	100%
Investments	$785	$757
Discounted cash flow:
WACC	15% to 16% (15%)	9% to 15% (10%)
Exit multiple	7 to 16 times (11 times)	7 to 10 times (10 times)
Market approach:
EBITDA multiple	7 to 25 times (11 times)	6 to 24 times (12 times)
Comparable pricing:
Equity price	75% to 100% (99%)	75% to 100% (96%)
Net derivative and other contracts:
Interest rate	$788	$618
Option model:
IR volatility skew	34% to 163% (71% / 71%)	22% to 95% (48% / 51%)
Contingency probability	95%	N/M
IR curve correlation	37% to 89% (66% / 67%)	N/M
Bond volatility	4% to 19% (14% / 14%)	N/M
Inflation volatility	23% to 62% (43% / 40%)	23% to 65% (44% / 40%)
IR curve	1%	1%

September 2019 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average)[1]
$ in millions, except inputs	At September 30, 2019	At December 31, 2018
Credit	$105	$40
Comparable pricing:
Cash-synthetic basis	6 points	8 to 9 points (9 points)
Bond price	0 to 103 points (55 points)	0 to 75 points (26 points)
Credit spread	9 to 507 bps (91 bps)	246 to 499 bps (380 bps)
Funding spread	69 to 131 bps (100 bps)	47 to 98 bps (93 bps)
Correlation model:
Credit correlation	32% to 62% (36%)	36% to 69% (44%)
Foreign exchange[2]	$52	$75
Option model:
IR - FX correlation	29% to 56% (47% / 47%)	53% to 56% (55% / 55%)
IR volatility skew	34% to 163% (71% / 71%)	22% to 95% (48% / 51%)
IR curve	10% to 11% (10% / 10%)	N/M
Contingency probability	85% to 95% (92% / 95%)	90% to 95% (93% / 95%)
Equity[2]	$(1,381)	$(1,485)
Option model:
At the money volatility	13% to 81% (35%)	17% to 63% (38%)
Volatility skew	-2% to 0% (-1%)	-2% to 0% (-1%)
Equity correlation	5% to 96% (68%)	5% to 96% (71%)
FX correlation	-60% to 55% (-25%)	-60% to 55% (-26%)
IR correlation	-8% to 44% (17% / 15%)	-7% to 45% (15% / 12%)
Commodity and other	$1,974	$2,052
Option model:
Forward power price	$5 to $178 ($28) per MWh	3 to $185 ($31) per MWh
Commodity volatility	1% to 96% (19%)	7% to 187% (17%)
Cross-commodity correlation	43% to 99% (93%)	5% to 99% (93%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$145	$27
Option Model:
At the money volatility	20% to 39% (21%)	N/M
Other secured financings	$110	$208
Discounted cash flow:
Funding spread	107 to 122 bps (115 bps)	103 to 193 bps (148 bps)
Option model:
Volatility skew	N/M	-1%
At the money volatility	25% to 28% (28%)	10% to 40% (25%)
Borrowings	$3,538	$3,806
Option model:
At the money volatility	6% to 45% (22%)	5% to 35% (22%)
Volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
Equity correlation	39% to 94% (80%)	45% to 98% (85%)
Equity - FX correlation	-70% to 30% (-22%)	-75% to 50% (-27%)
IR Correlation	N/M	58% to 97% (85% / 91%)
IR - FX Correlation	-33% to 7% (-8% / -8%)	28% to 58% (44% / 44%)

Balance / Range (Average)[1]
$ in millions, except inputs	At September 30, 2019	At December 31, 2018
Nonrecurring Fair Value Measurement
Loans	$1,665	$1,380
Corporate loan model:
Credit spread	54 to 435 bps (220 bps)	97 to 434 bps (181 bps)
Warehouse model:
Credit spread	183 to 317 bps (220 bps)	223 to 313 bps (247 bps)
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
Net Asset Value Measurements
Fund Interests

	At September 30, 2019		At December 31, 2018
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$1,542	$363	$1,374	$316
Real estate	1,469	153	1,105	161
Hedge[1]	95	4	103	4
Total	$3,106	$520	$2,582	$481

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

51	September 2019 Form 10-Q

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

Nonredeemable Funds by Contractual Maturity

	Carrying Value at September 30, 2019
$ in millions	Private Equity	Real Estate
Less than 5 years	$765	$1,151
5-10 years	753	230
Over 10 years	24	88
Total	$1,542	$1,469

Fair Value Option
The Firm has elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate the complexities of applying certain accounting models.
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At September 30, 2019	At December 31, 2018
Business Unit Responsible for Risk Management
Equity	$29,508	$24,494
Interest rates	26,427	22,343
Commodities	3,973	2,735
Credit	1,229	856
Foreign exchange	517	756
Total	$61,654	$51,184

Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Trading revenues	$(795)	$449	$(5,888)	$1,334
Interest expense	93	59	280	234
Net revenues[1]	$(888)	$390	$(6,168)	$1,100

1.	Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2019		2018
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(2)	$442	$(4)	$(1,010)
Loans and other debt[1]	(3)	—	55	—
Lending commitments	—	—	(6)	—
Other	—	1	(32)	28

	Nine Months Ended September 30,
	2019		2018
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(9)	$(702)	$(22)	$425
Loans and other debt[1]	148	—	199	—
Lending commitments	(2)	—	(3)	—
Other	—	(2)	(32)	32

$ in millions	At September 30, 2019	At December 31, 2018
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(532)	$172

1.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At September 30, 2019	At December 31, 2018
Loans and other debt[2]	$13,154	$13,094
Nonaccrual loans[2]	10,919	10,831
Borrowings[3]	(986)	2,657

1.	Amounts indicate contractual principal greater than or (less than) fair value.

2.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.

3.	Borrowings in this table do not include structured notes where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.

The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to failed sales of financial assets, pledged commodities and other liabilities that have specified assets attributable to them.
Fair Value Loans on Nonaccrual Status

$ in millions	At September 30, 2019	At December 31, 2018
Nonaccrual loans	$839	$1,497
Nonaccrual loans 90 or more days past due	$452	$812

September 2019 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Fair Value Measurements
Carrying and Fair Values

	At September 30, 2019
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,513	$1,665	$3,178
Other assets—Other investments	—	26	26
Other assets—Premises, equipment and software	—	—	—
Total	$1,513	$1,691	$3,204
Liabilities
Other liabilities and accrued expenses—Lending commitments	$(161)	$(64)	$(225)
Total	$(161)	$(64)	$(225)

	At December 31, 2018
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,307	$1,380	$3,687
Other assets—Other investments	14	100	114
Other assets—Premises, equipment and software	—	—	—
Total	$2,321	$1,480	$3,801
Liabilities
Other liabilities and accrued expenses—Lending commitments	$292	$65	$357
Total	$292	$65	$357

1.
For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Assets
Loans[2]	$(27)	$(5)	$(12)	$1
Other assets—Other investments	(3)	(2)	(8)	(9)
Other assets—Premises, equipment and software	(4)	(3)	(8)	(13)
Total	$(34)	$(10)	$(28)	$(21)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(19)	$31	$82	$41
Total	$(19)	$31	$82	$41

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

53	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Financial Instruments Not Measured at Fair Value
Carrying and Fair Values

	At September 30, 2019
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents:
Cash and due from banks	$35,721	$35,721	$—	$—	$35,721
Interest bearing deposits with banks	13,196	13,196	—	—	13,196
Restricted cash	30,739	30,739	—	—	30,739
Investment securities—HTM	41,076	27,816	13,513	662	41,991
Securities purchased under agreements to resell	93,363	—	91,966	1,374	93,340
Securities borrowed	132,401	—	132,406	—	132,406
Customer and other receivables[1]	54,784	—	51,855	2,880	54,735
Loans[2]	125,522	—	23,119	102,403	125,522
Other assets	474	—	474	—	474
Financial liabilities
Deposits	$179,116	$—	$179,536	$—	$179,536
Securities sold under agreements to repurchase	58,730	—	58,724	—	58,724
Securities loaned	9,691	—	9,694	—	9,694
Other secured financings	3,484	—	3,488	—	3,488
Customer and other payables[1]	199,944	—	199,944	—	199,944
Borrowings	132,005	—	135,409	10	135,419
	Commitment Amount
Lending commitments[3]	$118,524	$—	$889	$348	$1,237

	At December 31, 2018
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents:
Cash and due from banks	$30,541	$30,541	$—	$—	$30,541
Interest bearing deposits with banks	21,299	21,299	—	—	21,299
Restricted cash	35,356	35,356	—	—	35,356
Investment securities—HTM	30,771	17,473	12,018	474	29,965
Securities purchased under agreements to resell	98,522	—	97,611	866	98,477
Securities borrowed	116,313	—	116,312	—	116,312
Customer and other receivables[1]	47,972	—	44,620	3,219	47,839
Loans[2]	115,579	—	25,604	90,121	115,725
Other assets	461	—	461	—	461
Financial liabilities
Deposits	$187,378	$—	$187,372	$—	$187,372
Securities sold under agreements to repurchase	48,947	—	48,385	525	48,910
Securities loaned	11,908	—	11,906	—	11,906
Other secured financings	4,221	—	3,233	994	4,227
Customer and other payables[1]	176,561	—	176,561	—	176,561
Borrowings	138,478	—	140,085	30	140,115
	Commitment Amount
Lending commitments[3]	$104,844	$—	$1,249	$321	$1,570

1.	Accrued interest and dividend receivables and payables, where carrying value approximates fair value, have been excluded as these are not financial instruments.

2.	Amounts include loans measured at fair value on a nonrecurring basis.

3.	Represents Lending Commitments accounted for as Held for investment and Held for sale. For a further discussion on lending commitments, see Note 11.
The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers.

September 2019 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

4. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts
At September 30, 2019

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$761	$2	$—	$763
Foreign exchange	114	8	—	122
Total	875	10	—	885
Not designated as accounting hedges
Interest rate	216,358	6,090	965	223,413
Credit	4,932	2,787	—	7,719
Foreign exchange	63,326	1,069	115	64,510
Equity	26,395	—	22,505	48,900
Commodity and other	8,797	—	2,473	11,270
Total	319,808	9,946	26,058	355,812
Total gross derivatives	$320,683	$9,956	$26,058	$356,697
Amounts offset
Counterparty netting	(242,002)	(8,580)	(24,298)	(274,880)
Cash collateral netting	(47,994)	(1,199)	—	(49,193)
Total in Trading assets	$30,687	$177	$1,760	$32,624
Amounts not offset[1]
Financial instruments collateral	(14,340)	—	—	(14,340)
Other cash collateral	(35)	—	—	(35)
Net amounts	$16,312	$177	$1,760	$18,249
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,132

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$1	$—	$1
Foreign exchange	26	19	—	45
Total	26	20	—	46
Not designated as accounting hedges
Interest rate	208,515	4,956	832	214,303
Credit	4,649	3,456	—	8,105
Foreign exchange	65,081	1,092	66	66,239
Equity	27,820	—	22,114	49,934
Commodity and other	6,690	—	2,215	8,905
Total	312,755	9,504	25,227	347,486
Total gross derivatives	$312,781	$9,524	$25,227	$347,532
Amounts offset
Counterparty netting	(242,002)	(8,580)	(24,298)	(274,880)
Cash collateral netting	(36,520)	(730)	—	(37,250)
Total in Trading liabilities	$34,259	$214	$929	$35,402
Amounts not offset[1]
Financial instruments collateral	(15,526)	—	(323)	(15,849)
Other cash collateral	(26)	(27)	—	(53)
Net amounts	$18,707	$187	$606	$19,500
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,054

At December 31, 2018

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$512	$1	$—	$513
Foreign exchange	27	8	—	35
Total	539	9	—	548
Not designated as accounting hedges
Interest rate	153,768	3,887	697	158,352
Credit	4,630	1,498	—	6,128
Foreign exchange	61,846	1,310	55	63,211
Equity	24,590	—	23,284	47,874
Commodity and other	10,538	—	1,934	12,472
Total	255,372	6,695	25,970	288,037
Total gross derivatives	$255,911	$6,704	$25,970	$288,585
Amounts offset
Counterparty netting	(190,220)	(5,260)	(24,548)	(220,028)
Cash collateral netting	(38,204)	(1,180)	—	(39,384)
Total in Trading assets	$27,487	$264	$1,422	$29,173
Amounts not offset[1]
Financial instruments collateral	(12,467)	—	—	(12,467)
Other cash collateral	(31)	—	—	(31)
Net amounts	$14,989	$264	$1,422	$16,675
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,206

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$176	$—	$—	$176
Foreign exchange	62	24	—	86
Total	238	24	—	262
Not designated as accounting hedges
Interest rate	142,592	2,669	663	145,924
Credit	4,545	1,608	—	6,153
Foreign exchange	62,099	1,302	19	63,420
Equity	27,119	—	23,521	50,640
Commodity and other	6,983	—	2,057	9,040
Total	243,338	5,579	26,260	275,177
Total gross derivatives	$243,576	$5,603	$26,260	$275,439
Amounts offset
Counterparty netting	(190,220)	(5,260)	(24,548)	(220,028)
Cash collateral netting	(27,860)	(293)	—	(28,153)
Total in Trading liabilities	$25,496	$50	$1,712	$27,258
Amounts not offset[1]
Financial instruments collateral	(4,709)	—	(766)	(5,475)
Other cash collateral	(53)	(1)	—	(54)
Net amounts	$20,734	$49	$946	$21,729
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,773

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

55	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Notionals of Derivative Contracts
At September 30, 2019

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$11	$142	$—	$153
Foreign exchange	5	1	—	6
Total	16	143	—	159
Not designated as accounting hedges
Interest rate	4,465	8,357	858	13,680
Credit	138	92	—	230
Foreign exchange	3,030	119	17	3,166
Equity	404	—	432	836
Commodity and other	105	—	69	174
Total	8,142	8,568	1,376	18,086
Total gross derivatives	$8,158	$8,711	$1,376	$18,245

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$17	$—	$17
Foreign exchange	5	2	—	7
Total	5	19	—	24
Not designated as accounting hedges
Interest rate	4,462	8,189	794	13,445
Credit	149	105	—	254
Foreign exchange	2,985	119	15	3,119
Equity	525	—	493	1,018
Commodity and other	84	—	66	150
Total	8,205	8,413	1,368	17,986
Total gross derivatives	$8,210	$8,432	$1,368	$18,010

At December 31, 2018

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$15	$52	$—	$67
Foreign exchange	5	1	—	6
Total	20	53	—	73
Not designated as accounting hedges
Interest rate	4,807	6,708	1,157	12,672
Credit	162	74	—	236
Foreign exchange	2,436	118	14	2,568
Equity	373	—	371	744
Commodity and other	97	—	67	164
Total	7,875	6,900	1,609	16,384
Total gross derivatives	$7,895	$6,953	$1,609	$16,457

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$107	$—	$109
Foreign exchange	5	1	—	6
Total	7	108	—	115
Not designated as accounting hedges
Interest rate	4,946	5,735	781	11,462
Credit	162	73	—	235
Foreign exchange	2,451	114	17	2,582
Equity	389	—	602	991
Commodity and other	72	—	65	137
Total	8,020	5,922	1,465	15,407
Total gross derivatives	$8,027	$6,030	$1,465	$15,522

The Firm believes that the notional amounts of derivative contracts generally overstate its exposure. In most circumstances notional amounts are only used as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm’s derivative instruments and hedging activities, see Note 4 to the financial statements in the 2018 Form 10-K.

September 2019 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

Gains (Losses) on Accounting Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Fair Value Hedges—Recognized in Interest Income[1]
Interest rate contracts	$(7)	$—	$(26)	$—
Investment Securities—AFS	8	—	27	—
Fair Value Hedges—Recognized in Interest Expense
Interest rate contracts	$1,999	$(1,124)	$6,046	$(3,584)
Borrowings	(1,996)	1,124	(6,111)	3,563
Net Investment Hedges—Foreign exchange contracts
Recognized in OCI, net of tax	$251	$107	$201	$354
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	30	13	107	44

Fair Value Hedges—Hedged Items

$ in millions	At September 30, 2019	At December 31, 2018
Investment Securities—AFS
Carrying amount[2] currently or previously hedged	$689	$201
Basis adjustments included in carrying amount[3]	$30	$4
Borrowings
Carrying amount[2] currently or previously hedged	$103,659	$102,899
Basis adjustments included in carrying amount[3]	$4,393	$(1,689)

1.	The Firm began designating interest rate swaps as fair value hedges of certain AFS securities in the third quarter of 2018.

2.	Carrying amount represents amortized cost basis.

3.	Hedge accounting basis adjustments for AFS securities and Borrowings are primarily related to outstanding hedges.
Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2019	At December 31, 2018
Net derivative liabilities with credit risk-related contingent features	$27,319	$16,403
Collateral posted	22,154	11,981

The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2019
One-notch downgrade	$468
Two-notch downgrade	308
Bilateral downgrade agreements included in the amounts above[1]	$699

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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at September 30, 2019
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$18	$26	$16	$76
Non-investment grade	8	9	12	5	34
Total	$24	$27	$38	$21	$110
Index and basket CDS
Investment grade	$5	$10	$40	$22	$77
Non-investment grade	5	3	17	17	42
Total	$10	$13	$57	$39	$119
Total CDS sold	$34	$40	$95	$60	$229
Other credit contracts	—	—	—	—	—
Total credit protection sold	$34	$40	$95	$60	$229
CDS protection sold with identical protection purchased					$219

	Years to Maturity at December 31, 2018
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$22	$24	$19	$8	$73
Non-investment grade	10	11	9	1	31
Total	$32	$35	$28	$9	$104
Index and basket CDS
Investment grade	$5	$10	$61	$7	$83
Non-investment grade	5	6	13	13	37
Total	$10	$16	$74	$20	$120
Total CDS sold	$42	$51	$102	$29	$224
Other credit contracts	—	—	—	—	—
Total credit protection sold	$42	$51	$102	$29	$224
CDS protection sold with identical protection purchased					$210

57	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At September 30, 2019	At December 31, 2018
Single-name CDS
Investment grade	$663	$118
Non-investment grade	(959)	(403)
Total	$(296)	$(285)
Index and basket CDS
Investment grade	$1,040	$314
Non-investment grade	45	(1,413)
Total	$1,085	$(1,099)
Total CDS sold	$789	$(1,384)
Other credit contracts	(18)	(14)
Total credit protection sold	$771	$(1,398)

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

Protection Purchased with CDS

	Fair Value Asset (Liability)
$ in millions	At September 30, 2019	At December 31, 2018
Single name	$147	$277
Index and basket	(977)	1,333
Tranched index and basket	(345)	(251)
Total	$(1,175)	$1,359

	Notional
$ in billions	At September 30, 2019	At December 31, 2018
Single name	$119	$116
Index and basket	120	117
Tranched index and basket	16	14
Total	$255	$247

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

September 2019 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

5. Investment Securities
AFS and HTM Securities

	At September 30, 2019
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$34,422	$274	$88	$34,608
U.S. agency securities[1]	21,423	248	88	21,583
Total U.S. government and agency securities	55,845	522	176	56,191
Corporate and other debt:
Agency CMBS	4,512	104	36	4,580
Corporate bonds	2,022	14	4	2,032
State and municipal securities	252	13	—	265
FFELP student loan ABS[2]	1,660	3	17	1,646
Total corporate and other debt	8,446	134	57	8,523
Total AFS securities	64,291	656	233	64,714
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	27,062	764	10	27,816
U.S. agency securities[1]	13,381	170	38	13,513
Total U.S. government and agency securities	40,443	934	48	41,329
Corporate and other debt:
Non-agency CMBS	633	29	—	662
Total HTM securities	41,076	963	48	41,991
Total investment securities	$105,367	$1,619	$281	$106,705

	At December 31, 2018
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$36,268	$40	$656	$35,652
U.S. agency securities[1]	20,740	10	497	20,253
Total U.S. government and agency securities	57,008	50	1,153	55,905
Corporate and other debt:
Agency CMBS	1,054	—	62	992
Non-agency CMBS	461	—	14	447
Corporate bonds	1,585	—	32	1,553
State and municipal securities	200	2	—	202
FFELP student loan ABS[2]	1,967	10	15	1,962
Total corporate and other debt	5,267	12	123	5,156
Total AFS securities	62,275	62	1,276	61,061
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	17,832	44	403	17,473
U.S. agency securities[1]	12,456	8	446	12,018
Total U.S. government and agency securities	30,288	52	849	29,491
Corporate and other debt:
Non-agency CMBS	483	—	9	474
Total HTM securities	30,771	52	858	29,965
Total investment securities	$93,046	$114	$2,134	$91,026

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.

2.	Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.

59	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$4,233	$13	$9,318	$75	$13,551	$88
U.S. agency securities	3,064	15	7,283	73	10,347	88
Total U.S. government and agency securities	7,297	28	16,601	148	23,898	176
Corporate and other debt:
Agency CMBS	837	6	719	30	1,556	36
Corporate bonds	477	3	262	1	739	4
FFELP student loan ABS	490	4	751	13	1,241	17
Total corporate and other debt	1,804	13	1,732	44	3,536	57
Total AFS securities	9,101	41	18,333	192	27,434	233
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	2,811	8	950	2	3,761	10
U.S. agency securities	2,496	7	2,572	31	5,068	38
Total U.S. government and agency securities	5,307	15	3,522	33	8,829	48
Total HTM securities	5,307	15	3,522	33	8,829	48
Total investment securities	$14,408	$56	$21,855	$225	$36,263	$281

	At December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$19,937	$541	$5,994	$115	$25,931	$656
U.S. agency securities	12,904	383	4,142	114	17,046	497
Total U.S. government and agency securities	32,841	924	10,136	229	42,977	1,153
Corporate and other debt:
Agency CMBS	808	62	—	—	808	62
Non-agency CMBS	—	—	446	14	446	14
Corporate bonds	470	7	1,010	25	1,480	32
FFELP student loan ABS	1,366	15	—	—	1,366	15
Total corporate and other debt	2,644	84	1,456	39	4,100	123
Total AFS securities	35,485	1,008	11,592	268	47,077	1,276
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	—	—	11,161	403	11,161	403
U.S. agency securities	410	1	10,004	445	10,414	446
Total U.S. government and agency securities	410	1	21,165	848	21,575	849
Corporate and other debt:
Non-agency CMBS	206	1	216	8	422	9
Total HTM securities	616	2	21,381	856	21,997	858
Total investment securities	$36,101	$1,010	$32,973	$1,124	$69,074	$2,134

September 2019 Form 10-Q	60

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
Investment Securities by Contractual Maturity

	At September 30, 2019
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$6,278	$6,294	2.1%
After 1 year through 5 years	23,285	23,415	1.8%
After 5 years through 10 years	4,859	4,899	1.7%
Total	34,422	34,608
U.S. agency securities:
Due within 1 year	61	61	2.1%
After 1 year through 5 years	644	641	1.1%
After 5 years through 10 years	1,416	1,409	1.8%
After 10 years	19,302	19,472	2.4%
Total	21,423	21,583
Total U.S. government and agency securities	55,845	56,191	2.0%
Corporate and other debt:
Agency CMBS:
After 1 year through 5 years	615	613	1.8%
After 5 years through 10 years	2,942	3,029	2.5%
After 10 years	955	938	2.0%
Total	4,512	4,580
Corporate bonds:
Due within 1 year	109	110	2.3%
After 1 year through 5 years	1,498	1,509	2.6%
After 5 years through 10 years	415	413	3.0%
Total	2,022	2,032

	At September 30, 2019
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
State and municipal securities:
After 1 year through 5 years	$10	$10	2.2%
After 5 years through 10 years	25	26	2.8%
After 10 Years	217	229	4.4%
Total	252	265
FFELP student loan ABS:
After 1 year through 5 years	74	72	0.8%
After 5 years through 10 years	389	382	0.8%
After 10 years	1,197	1,192	1.2%
Total	1,660	1,646
Total corporate and other debt	8,446	8,523	2.2%
Total AFS securities	64,291	64,714	2.1%
HTM securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	1,742	1,750	2.2%
After 1 year through 5 years	15,514	15,778	2.2%
After 5 years through 10 years	8,722	9,117	2.2%
After 10 years	1,084	1,171	2.5%
Total	27,062	27,816
U.S. agency securities:
After 5 years through 10 years	25	25	1.9%
After 10 years	13,356	13,488	2.6%
Total	13,381	13,513
Total U.S. government and agency securities	40,443	41,329	2.3%
Corporate and other debt:
Non-agency CMBS:
Due within 1 year	93	93	4.8%
After 1 year through 5 years	85	85	4.0%
After 5 years through 10 years	374	399	4.1%
After 10 years	81	85	3.7%
Total corporate and other debt	633	662	4.1%
Total HTM securities	41,076	41,991	2.4%
Total investment securities	$105,367	$106,705	2.2%

Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Gross realized gains	$27	$5	$99	$11
Gross realized (losses)	(1)	—	(10)	(3)
Total[1]	$26	$5	$89	$8

1.	Realized gains and losses are recognized in Other revenues in the income statements.

61	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

6. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At September 30, 2019
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$263,485	$(170,118)	$93,367	$(91,505)	$1,862
Securities borrowed	142,723	(10,322)	132,401	(126,161)	6,240
Liabilities
Securities sold under agreements to repurchase	$229,626	$(170,164)	$59,462	$(42,091)	$17,371
Securities loaned	19,967	(10,276)	9,691	(9,660)	31
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,390
Securities borrowed					1,578
Securities sold under agreements to repurchase					15,695
Securities loaned					20

	At December 31, 2018
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$262,976	$(164,454)	$98,522	$(95,610)	$2,912
Securities borrowed	134,711	(18,398)	116,313	(112,551)	3,762
Liabilities
Securities sold under agreements to repurchase	$214,213	$(164,454)	$49,759	$(41,095)	$8,664
Securities loaned	30,306	(18,398)	11,908	(11,677)	231
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,579
Securities borrowed					724
Securities sold under agreements to repurchase					6,762
Securities loaned					191

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

Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2019
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$78,896	$74,832	$31,794	$44,104	$229,626
Securities loaned	9,780	4,540	611	5,036	19,967
Total included in the offsetting disclosure	$88,676	$79,372	$32,405	$49,140	$249,593
Trading liabilities— Obligation to return securities received as collateral	21,440	—	—	—	21,440
Total	$110,116	$79,372	$32,405	$49,140	$271,033

	At December 31, 2018
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$56,503	$93,427	$35,692	$28,591	$214,213
Securities loaned	18,397	3,609	1,985	6,315	30,306
Total included in the offsetting disclosure	$74,900	$97,036	$37,677	$34,906	$244,519
Trading liabilities— Obligation to return securities received as collateral	17,594	—	—	—	17,594
Total	$92,494	$97,036	$37,677	$34,906	$262,113
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At September 30, 2019	At December 31, 2018
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$81,642	$68,487
State and municipal securities	1,164	925
Other sovereign government obligations	117,949	120,432
ABS	2,338	3,017
Corporate and other debt	7,718	8,719
Corporate equities	18,279	12,079
Other	536	554
Total	$229,626	$214,213
Securities loaned
Other sovereign government obligations	$10,667	$19,021
Corporate equities	9,242	10,800
Other	58	485
Total	$19,967	$30,306
Total included in the offsetting disclosure	$249,593	$244,519
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$21,432	$17,594
Other	8	—
Total	$21,440	$17,594
Total	$271,033	$262,113

September 2019 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At September 30, 2019	At December 31, 2018
Trading assets	$38,325	$39,430
Loans (gross of allowance for loan losses)	300	—
Total	$38,625	$39,430

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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At September 30, 2019	At December 31, 2018
Collateral received with right to sell or repledge	$724,356	$639,610
Collateral that was sold or repledged[1]	577,354	487,983

1.	Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.
Restricted Cash and Segregated Securities

$ in millions	At September 30, 2019	At December 31, 2018
Restricted cash	$30,739	$35,356
Segregated securities[1]	24,838	26,877
Total	$55,577	$62,233

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.
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
Customer Margin Lending

$ in millions	At September 30, 2019	At December 31, 2018
Customer receivables representing margin loans	$28,068	$26,225

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

	At September 30, 2019
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$45,117	$13,525	$58,642
Consumer	30,010	—	30,010
Residential real estate	29,184	17	29,201
Commercial real estate	6,801	1,165	7,966
Total loans, gross	111,112	14,707	125,819
Allowance for loan losses	(297)	—	(297)
Total loans, net	$110,815	$14,707	$125,522
Fixed rate loans, net			$20,233
Floating or adjustable rate loans, net			105,289
Loans to non-U.S. borrowers, net			20,722

	At December 31, 2018
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$36,909	$13,886	$50,795
Consumer	27,868	—	27,868
Residential real estate	27,466	22	27,488
Commercial real estate[1]	7,810	1,856	9,666
Total loans, gross	100,053	15,764	115,817
Allowance for loan losses	(238)	—	(238)
Total loans, net	$99,815	$15,764	$115,579
Fixed rate loans, net			$15,632
Floating or adjustable rate loans, net			99,947
Loans to non-U.S. borrowers, net			17,568

1.	Beginning in 2019, loans previously referred to as Wholesale real estate are referred to as Commercial real estate.

63	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Loans Held for Investment before Allowance by Credit Quality

	At September 30, 2019
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Pass	$44,152	$30,005	$29,051	$6,618	$109,826
Special mention	373	—	27	80	480
Substandard	592	5	106	103	806
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$45,117	$30,010	$29,184	$6,801	$111,112

	At December 31, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Pass	$36,217	$27,863	$27,387	$7,378	$98,845
Special mention	492	5	—	312	809
Substandard	200	—	79	120	399
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$36,909	$27,868	$27,466	$7,810	$100,053

Impaired Loans and Lending Commitments before Allowance

	At September 30, 2019
$ in millions	Corporate	Consumer	Residential Real Estate	Total
Loans
With allowance	$232	$—	$—	$232
Without allowance[1]	28	5	92	125
Total impaired loans	$260	$5	$92	$357
UPB	267	5	94	366
Lending commitments
With allowance	$5	$—	$—	$5
Without allowance[1]	37	—	—	37
Total impaired lending commitments	$42	$—	$—	$42

	At December 31, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Total
Loans
With allowance	$24	$—	$—	$24
Without allowance[1]	32	—	69	101
Total impaired loans	$56	$—	$69	$125
UPB	63	—	70	133
Lending commitments
With allowance	$19	$—	$—	$19
Without allowance[1]	34	—	—	34
Total impaired lending commitments	$53	$—	$—	$53

1.	No allowance was recorded for these loans and lending commitments as the present value of the expected future cash flows or value of the collateral equaled or exceeded the carrying value.

Loans and lending commitments in the previous table have been evaluated for a specific allowance. All remaining loans and lending commitments are assessed under the inherent allowance methodology.
Impaired Loans and Total Allowance by Region

	At September 30, 2019
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$357	$—	$—	$357
Total Allowance for loan losses	227	64	6	297

	At December 31, 2018
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$125	$—	$—	$125
Total Allowance for loan losses	193	42	3	238

Troubled Debt Restructurings

$ in millions	At September 30, 2019	At December 31, 2018
Loans	$46	$38
Lending commitments	49	45
Allowance for loan losses and lending commitments	5	4

Impaired loans and lending commitments classified as held for investment within corporate loans include TDRs. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions.
Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2018	$144	$7	$20	$67	$238
Gross charge-offs	—	—	(1)	—	(1)
Provision (release)[1]	69	—	5	(6)	68
Other	(7)	—	—	(1)	(8)
September 30, 2019	$206	$7	$24	$60	$297
Inherent	$188	$7	$24	$60	$279
Specific	18	—	—	—	18

September 2019 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2017	$126	$4	$24	$70	$224
Gross charge-offs	(4)	—	—	—	(4)
Recoveries[2]	54	—	—	—	54
Net recoveries (charge-offs)	50	—	—	—	50
Provision (release)[1,2]	(39)	1	(4)	9	(33)
Other	(2)	—	—	(8)	(10)
September 30, 2018	$135	$5	$20	$71	$231
Inherent	$130	$5	$20	$71	$226
Specific	5	—	—	—	5

1.	The Firm recorded a provision for loan losses of $34 million in the current quarter and $1 million in the prior year quarter.

2.	The prior year period release was primarily due to the recovery of a previously charged off energy industry related loan.
Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2018	$198	$2	$—	$3	$203
Provision (release)[1]	34	—	—	2	36
Other	(4)	(1)	—	—	(5)
September 30, 2019	$228	$1	$—	$5	$234
Inherent	$224	$1	$—	$5	$230
Specific	4	—	—	—	4

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2017	$194	$1	$—	$3	$198
Provision (release)[1]	5	—	—	1	6
Other	(2)	—	—	(1)	(3)
September 30, 2018	$197	$1	$—	$3	$201
Inherent	$190	$1	$—	$3	$194
Specific	7	—	—	—	7

1.	The Firm recorded a provision for lending commitments of $16 million in the current quarter and $1 million in the prior year quarter.
For a further discussion of the Firm’s loans, including loan types and categories, as well as the Firm’s allowance methodology, refer to Notes 2 and 7 to the financial statements in the 2018 Form 10-K. See Note 3 for further information regarding Loans and lending commitments held at fair value. See Note 11 for details of current commitments to lend in the future.

Employee Loans

$ in millions	At September 30, 2019	At December 31, 2018
Balance	$2,990	$3,415
Allowance for loan losses	(61)	(63)
Balance, net	$2,929	$3,352
Remaining repayment term, weighted average in years	4.7	4.3

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

8. Equity Method Investments
Equity Method Investment Balances

$ in millions	At September 30, 2019	At December 31, 2018
Investments	$2,391	$2,432

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Income (loss)	$(13)	$8	$(39)	$62

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
Japanese Securities Joint Venture

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Income (loss) from investment in MUMSS	$(4)	$17	$5	$99

The Firm and Mitsubishi UFJ Financial Group, Inc. (“MUFG”) formed a joint venture in Japan comprising their respective investment banking and securities businesses by forming two joint venture companies, Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”) (the “Joint Venture”). The Firm

65	September 2019 Form 10-Q

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

9. Deposits
Deposits

$ in millions	At September 30, 2019	At December 31, 2018
Savings and demand deposits	$141,344	$154,897
Time deposits	39,394	32,923
Total	$180,738	$187,820
Deposits subject to FDIC insurance	$143,697	$144,515
Time deposits that equal or exceed the FDIC insurance limit	$18	$11

Time Deposit Maturities

$ in millions	At September 30, 2019
2019	$5,394
2020	18,091
2021	8,274
2022	2,783
2023	2,704
Thereafter	2,148
Total	$39,394

10. Borrowings and Other Secured Financings
Borrowings

$ in millions	At September 30, 2019	At December 31, 2018
Original maturities of one year or less	$1,297	$1,545
Original maturities greater than one year
Senior	$181,668	$178,027
Subordinated	10,694	10,090
Total	$192,362	$188,117
Total borrowings	$193,659	$189,662
Weighted average stated maturity, in years[1]	6.9	6.5

1.	Only includes borrowings with original maturities greater than one year.

Other Secured Financings

$ in millions	At September 30, 2019	At December 31, 2018
Original maturities:
Greater than one year	$4,476	$6,772
One year or less	4,089	2,036
Failed sales	1,271	658
Total	$9,836	$9,466

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

September 2019 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

11. Commitments, Leases, Guarantees and Contingencies
Commitments

	Years to Maturity at September 30, 2019
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$23,252	$33,207	$48,734	$5,447	$110,640
Consumer	7,769	6	12	—	7,787
Residential and commercial real estate	380	1,148	75	277	1,880
Forward-starting secured financing receivables	75,785	635	—	11,612	88,032
Underwriting	561	—	—	—	561
Investment activities	508	131	50	250	939
Letters of credit and other financial guarantees	189	2	—	2	193
Total	$108,444	$35,129	$48,871	$17,588	$210,032
Corporate lending commitments participated to third parties					$7,867
Forward-starting secured financing receivables settled within three business days					$60,893

Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

For a further description of these commitments, refer to Note 12 to the financial statements in the 2018 Form 10-K.
Leases
Balance Sheet Amounts Related to Leases

$ in millions	At September 30, 2019
Other assets—ROU assets	$3,825
Other liabilities and accrued expenses—
Lease liabilities	4,535
Weighted average:
Remaining lease term, in years	9.6
Discount rate	3.7%

Lease Liabilities

$ in millions	At September 30, 2019
Remainder of 2019	$185
2020	719
2021	659
2022	606
2023	554
Thereafter	2,817
Total undiscounted cash flows	$5,540
Imputed interest	(1,005)
Amount on balance sheet	$4,535

Lease Costs

$ in millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed costs	$173	$499
Variable costs[1]	33	115
Less: Sublease income	(1)	(3)
Total lease cost, net	$205	$611

1.	Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
Cash Flows Statement Supplemental Information

$ in millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash outflows—Lease liabilities	$177	$509
Non-cash—ROU assets recorded for new and modified leases	104	215

Minimum Future Lease Commitments (under Previous GAAP)

$ in millions	At December 31, 2018
2019	$677
2020	657
2021	602
2022	555
2023	507
Thereafter	2,639
Total undiscounted cash flows	$5,637
Minimum rental income to be received in the future under non-cancelable operating subleases	$7

The Firm’s leases are principally non-cancelable operating real estate leases.

67	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Guarantees
Obligations under Guarantee Arrangements at September 30, 2019

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$33,594	$40,198	$96,188	$59,432	$229,412
Other credit contracts	—	—	—	116	116
Non-credit derivatives	1,715,003	1,467,985	434,155	673,378	4,290,521
Standby letters of credit and other financial guarantees issued[1]	1,018	886	1,410	4,217	7,531
Market value guarantees	85	89	1	—	175
Liquidity facilities	4,545	—	—	—	4,545
Whole loan sales guarantees	—	—	—	23,196	23,196
Securitization representations and warranties	—	—	—	66,530	66,530
General partner guarantees	65	127	12	71	275
Client clearing guarantees	9,746	—	—	—	9,746

$ in millions	Carrying Amount Asset (Liability)	Collateral/ Recourse
Credit derivatives[2]	$789	$—
Other credit contracts	(18)	—
Non-credit derivatives[2]	(76,165)	—
Standby letters of credit and other financial guarantees issued[1]	224	6,488
Market value guarantees	—	72
Liquidity facilities	6	7,925
Whole loan sales guarantees	—	—
Securitization representations and warranties[3]	(42)	—
General partner guarantees	(44)	—
Client clearing guarantees	—	9,745

1.
These amounts include certain issued standby letters of credit participated to third parties, totaling $0.6 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements.

2.
The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. Therefore the collateral or recourse available to the firm in the form of cash collateral and counterparty netting is not reflected in the Collateral/Recourse amounts above. For further information on derivative contracts, including the effects of cash collateral and counterparty netting, see Note 4.

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

September 2019 Form 10-Q	68

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

69	September 2019 Form 10-Q

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
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) has challenged, in the District Court in Amsterdam, the prior set-off by the Firm of approximately €124 million (approximately $135 million) plus accrued interest of withholding tax credits

September 2019 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. A hearing took place in this matter on September 19, 2017. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims. On June 4, 2018, the Dutch Authority filed an appeal before the Court of Appeal in Amsterdam in matters re-styled Case number 18/00318 and Case number 18/00319. On June 26 and July 2, 2019, a hearing of the Dutch Authority’s appeal was held in the matters styled Case number 15/3637 and Case number 15/4353. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately €124 million (approximately $135 million) plus accrued interest.

12. Variable Interest Entities and Securitization Activities
Consolidated VIEs
Assets and Liabilities by Type of Activity

	At September 30, 2019		At December 31, 2018
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$281	$—	$267	$—
MABS[1]	13	4	59	38
Other[2]	879	69	809	48
Total	$1,173	$73	$1,135	$86
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

2.	Other primarily includes certain operating entities, investment funds and structured transactions.

Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2019	At December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$104	$77
Restricted cash	173	171
Trading assets at fair value	374	314
Customer and other receivables	10	25
Goodwill	—	18
Intangible assets	114	128
Other assets	398	402
Total	$1,173	$1,135
Liabilities
Other secured financings	$32	$64
Other liabilities and accrued expenses	41	22
Total	$73	$86
Noncontrolling interests	$160	$106

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
In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders.

71	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Non-consolidated VIEs

	At September 30, 2019
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$115,498	$1,475	$7,011	$2,298	$42,383
Maximum exposure to loss[3]
Debt and equity interests	$15,538	$157	$62	$965	$10,393
Derivative and other contracts	—	—	4,545	—	2,979
Commitments, guarantees and other	660	—	—	—	783
Total	$16,198	$157	$4,607	$965	$14,155
Carrying value of variable interests—Assets
Debt and equity interests	$15,538	$157	$62	$964	$10,393
Derivative and other contracts	—	—	6	—	208
Total	$15,538	$157	$68	$964	$10,601
Additional VIE assets owned[4]					$11,192
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$211

	At December 31, 2018[5]
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$106,197	$10,848	$7,014	$3,314	$38,603
Maximum exposure to loss[3]
Debt and equity interests	$15,671	$1,169	$—	$1,622	$7,967
Derivative and other contracts	—	—	4,449	—	1,768
Commitments, guarantees and other	1,073	3	—	235	509
Total	$16,744	$1,172	$4,449	$1,857	$10,244
Carrying value of variable interests–Assets
Debt and equity interests	$15,671	$1,169	$—	$1,205	$7,967
Derivative and other contracts	—	—	6	—	87
Total	$15,671	$1,169	$6	$1,205	$8,054
Additional VIE assets owned[4]					$12,059
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$185

MTOB—Municipal tender option bonds

1.	MABS includes loan– and security–form interests collateralized by pools of residential and commercial mortgages.

2.	Other primarily includes exposures to commercial real estate property and investment funds.

3.	Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect changes in fair value recorded by the Firm.

4.
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

5.
The carrying value and maximum exposure to loss of variable interests related to MABS and Other have been revised to reflect the addition of approximately $11 billion in loans to VIEs that were previously excluded. The VIE asset (UPB) amounts have also been revised by approximately $54 billion. This disclosure-only revision did not impact the Firm’s balance sheets.

The majority of the VIEs included in the previous tables are sponsored by unrelated parties; examples of the Firm’s involvement with these VIEs include its secondary market-making activities and the securities held in its Investment securities portfolio (see Note 5).
The Firm’s maximum exposure to loss is dependent on the nature of the Firm’s variable interest in the VIE and is limited to the notional amounts of certain liquidity facilities and other credit support, total return swaps and written put options, as well as the fair value of certain other derivatives and investments the Firm has made in the VIE.
The Firm’s maximum exposure to loss in the previous tables does not include the offsetting benefit of hedges or any reductions associated with the amount of collateral held as part of a transaction with the VIE or any party to the VIE directly against a specific exposure to loss.
Liabilities issued by VIEs generally are non-recourse to the Firm.
Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2019		At December 31, 2018[1]
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$28,005	$4,144	$27,594	$4,581
Commercial mortgages	49,354	3,969	55,501	4,327
U.S. agency collateralized mortgage obligations	31,997	5,341	14,969	3,443
Other consumer or commercial loans	6,142	2,084	8,133	3,320
Total	$115,498	$15,538	$106,197	$15,671

1.	The balances as of December 31, 2018 were revised as noted in the Non-consolidated VIEs table herein.
Transfers of Assets with Continuing Involvement

	At September 30, 2019[1]
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[2]
SPE assets (UPB)[3]	$12,726	$77,431	$14,841	$6,637
Retained interests
Investment grade	$27	$620	$1,463	$1
Non-investment grade	18	199	—	89
Total	$45	$819	$1,463	$90
Interests purchased in the secondary market (fair value)
Investment grade	$7	$244	$15	$5
Non-investment grade	35	22	—	—
Total	$42	$266	$15	$5
Derivative assets (fair value)	$—	$—	$—	$201
Derivative liabilities (fair value)	—	—	—	69

September 2019 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2018
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[2]
SPE assets (UPB)[3]	$14,376	$68,593	$16,594	$14,608
Retained interests
Investment grade	$17	$483	$1,573	$3
Non-investment grade (fair value)	4	212	—	210
Total	$21	$695	$1,573	$213
Interests purchased in the secondary market (fair value)
Investment grade	$7	$91	$102	$—
Non-investment grade	28	71	—	—
Total	$35	$162	$102	$—
Derivative assets (fair value)	$—	$—	$—	$216
Derivative liabilities (fair value)	—	—	—	178

	Fair Value At September 30, 2019
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,475	$17	$1,492
Non-investment grade	11	107	118
Total	$1,486	$124	$1,610
Interests purchased in the secondary market
Investment grade	$268	$3	$271
Non-investment grade	37	20	57
Total	$305	$23	$328
Derivative assets	$163	$38	$201
Derivative liabilities	65	4	69

	Fair Value At December 31, 2018
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,580	$13	$1,593
Non-investment grade	174	252	426
Total	$1,754	$265	$2,019
Interests purchased in the secondary market
Investment grade	$193	$7	$200
Non-investment grade	83	16	99
Total	$276	$23	$299
Derivative assets	$121	$95	$216
Derivative liabilities	175	3	178

RML—Residential mortgage loans
CML—Commercial mortgage loans

1.
As permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table, and are no longer also included in this table. At December 31, 2018 these transactions were included in CLN and Other and comprised approximately $8 billion in UPB, $20 million in Derivative assets and $119 million in Derivative liabilities.

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
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
New transactions[1]	$8,651	$7,299	$20,897	$19,056
Retained interests	902	584	4,424	2,222
Sales of corporate loans to CLO SPEs[1,2]	—	17	—	253

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.

2.	Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 11).
Assets Sold with Retained Exposure

$ in millions	At September 30, 2019	At December 31, 2018
Gross cash proceeds from sale of assets[1]	$35,328	$27,121
Fair value
Assets sold	$35,600	$26,524
Derivative assets recognized in the balance sheets	534	164
Derivative liabilities recognized in the balance sheets	250	763

1.	The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.

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

73	September 2019 Form 10-Q

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
The Firm’s Regulatory Capital and Capital Ratios

	At September 30, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$64,348	16.3%
Tier 1 capital	11.5%	72,937	18.5%
Total capital	13.5%	82,661	20.9%
Total RWA		394,875
Leverage-based capital
Tier 1 leverage	4.0%	$72,937	8.2%
Adjusted average assets[2]		892,912
SLR	5.0%	72,937	6.3%
Supplementary leverage exposure[3]		1,155,497

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	8.6%	$62,086	16.9%
Tier 1 capital	10.1%	70,619	19.2%
Total capital	12.1%	80,052	21.8%
Total RWA		367,309
Leverage-based capital
Tier 1 leverage	4.0%	$70,619	8.4%
Adjusted average assets[2]		843,074
SLR	5.0%	70,619	6.5%
Supplementary leverage exposure[3]		1,092,672

1.	Required ratios are inclusive of any buffers applicable as of the date presented. For 2018, the minimum required regulatory capital ratios for risk-based capital are under the transitional rules.

2.
Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets during the quarters ended September 30, 2019 and December 31, 2018, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in the Firm's own capital instruments, certain deferred tax assets and other capital deductions.

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

At September 30, 2019 and December 31, 2018, the Firm’s risk-based capital ratios are based on the Standardized Approach rules.

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

September 2019 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2019 and December 31, 2018, the U.S. Bank Subsidiaries’ risk-based capital ratios are based on the Standardized Approach rules, and in each period, the ratios exceeded well-capitalized requirements.
MSBNA’s Regulatory Capital

	At September 30, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$16,641	19.9%
Tier 1 capital	8.0%	16,641	19.9%
Total capital	10.0%	16,953	20.3%
Leverage-based capital
Tier 1 leverage	5.0%	$16,641	11.9%
SLR	6.0%	16,641	9.2%

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$15,221	19.5%
Tier 1 capital	8.0%	15,221	19.5%
Total capital	10.0%	15,484	19.8%
Leverage-based capital
Tier 1 leverage	5.0%	$15,221	10.5%
SLR	6.0%	15,221	8.2%

MSPBNA’s Regulatory Capital

	At September 30, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$8,281	27.3%
Tier 1 capital	8.0%	8,281	27.3%
Total capital	10.0%	8,331	27.5%
Leverage-based capital
Tier 1 leverage	5.0%	$8,281	10.8%
SLR	6.0%	8,281	10.3%

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$7,183	25.2%
Tier 1 capital	8.0%	7,183	25.2%
Total capital	10.0%	7,229	25.4%
Leverage-based capital
Tier 1 leverage	5.0%	$7,183	10.0%
SLR	6.0%	7,183	9.6%

1.	Ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.

U.S. Broker-Dealer Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At September 30, 2019	At December 31, 2018
Net capital	$13,358	$13,797
Excess net capital	10,453	11,333

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.
As an Alternative Net Capital broker-dealer, and in accordance with the market and credit risk standards of Appendix E of SEC Rule 15c3-1, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At September 30, 2019 and December 31, 2018, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.
MSSB LLC Regulatory Capital

$ in millions	At September 30, 2019	At December 31, 2018
Net capital	$3,772	$3,455
Excess net capital	3,634	3,313

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

75	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

14. Total Equity
Share Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Repurchases of common stock under our Share Repurchase Program	$1,500	$1,180	$3,860	$3,680

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
A portion of common stock repurchases was conducted under a sales plan with MUFG, whereby MUFG sold shares of the Firm’s common stock to the Firm, as part of the Firm’s Share Repurchase Program. The sales plan is only intended to maintain MUFG’s ownership percentage below 24.9% in order to comply with MUFG’s passivity commitments to the Board of Governors of the Federal Reserve System and has no impact on the strategic alliance between MUFG and the Firm, including the joint ventures in Japan.

Common Stock Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends declared per common share	$0.35	$0.30	$0.95	$0.80

Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At September 30, 2019	Liquidation Preference per Share	At September 30, 2019	At December 31, 2018
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	20,000	25,000	500	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
Total			$8,520	$8,520
Shares authorized			30,000,000

1.
Series C is composed of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million.

For a description of Series A through Series K preferred stock issuances, see Note 15 to the financial statements in the 2018 Form 10-K. Preferred stock has a preference over common stock upon liquidation. The Firm’s preferred stock qualifies as Tier 1 capital in accordance with regulatory capital requirements (see Note 13).
Preferred Stock Dividends

$ in millions, except per share data	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Per Share[1]	Total	Per Share[1]	Total
Series
A	$256	$11	$256	$11
C	25	13	25	13
E	445	15	445	15
F	430	15	430	15
G	414	8	414	8
H	378	20	—	—
I	398	16	398	16
J	—	—	—	—
K	366	15	366	15
Total		$113		$93

September 2019 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

$ in millions, except per share data	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Per Share[1]	Total	Per Share[1]	Total
Series
A	$758	$33	$758	$33
C	75	39	75	39
E	1,336	45	1,336	45
F	1,289	45	1,289	45
G	1,242	24	1,242	24
H	1,059	55	681	35
I	1,195	48	1,195	48
J	694	42	694	42
K	1,097	45	1,097	45
Total		$376		$356

1.
Dividends on preferred stock are payable quarterly, except for Series H, which was payable semiannually until July 15, 2019 and is now payable quarterly, and Series J, which is payable semiannually until July 15, 2020, and quarterly thereafter.

Accumulated Other Comprehensive Income (Loss)1

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pension, Postretirement and Other	DVA	Total
June 30, 2019	$(865)	$108	$(574)	$(720)	$(2,051)
OCI during the period	(96)	214	3	332	453
September 30, 2019	$(961)	$322	$(571)	$(388)	$(1,598)
June 30, 2018	$(864)	$(1,194)	$(704)	$(308)	$(3,070)
OCI during the period	(54)	(171)	5	(709)	(929)
September 30, 2018	$(918)	$(1,365)	$(699)	$(1,017)	$(3,999)
December 31, 2018	$(889)	$(930)	$(578)	$105	$(2,292)
OCI during the period	(72)	1,252	7	(493)	694
September 30, 2019	$(961)	$322	$(571)	$(388)	$(1,598)
December 31, 2017	$(767)	$(547)	$(591)	$(1,155)	$(3,060)
Cumulative adjustment for accounting changes[2]	(8)	(111)	(124)	(194)	(437)
OCI during the period	(143)	(707)	16	332	(502)
September 30, 2018	$(918)	$(1,365)	$(699)	$(1,017)	$(3,999)

1.	Amounts are net of tax and exclude noncontrolling interests.

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

Components of Period Changes in OCI

	Three Months Ended September 30, 2019
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(26)	$(73)	$(99)	$(3)	$(96)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(26)	$(73)	$(99)	$(3)	$(96)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$307	$(73)	$234	$—	$234
Reclassified to earnings	(26)	6	(20)	—	(20)
Net OCI	$281	$(67)	$214	$—	$214
Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	4	(1)	3	—	3
Net OCI	$4	$(1)	$3	$—	$3
Change in net DVA
OCI activity	$441	$(106)	$335	$5	$330
Reclassified to earnings	2	—	2	—	2
Net OCI	$443	$(106)	$337	$5	$332

	Three Months Ended September 30, 2018
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(44)	$(35)	$(79)	$(25)	$(54)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(44)	$(35)	$(79)	$(25)	$(54)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(219)	$51	$(168)	$—	$(168)
Reclassified to earnings	(5)	2	(3)	—	(3)
Net OCI	$(224)	$53	$(171)	$—	$(171)
Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	7	(2)	5	—	5
Net OCI	$7	$(2)	$5	$—	$5
Change in net DVA
OCI activity	$(1,018)	$248	$(770)	$(34)	$(736)
Reclassified to earnings	36	(9)	27	—	27
Net OCI	$(982)	$239	$(743)	$(34)	$(709)

77	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2019[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$2	$(58)	$(56)	$16	$(72)
Reclassified to earnings	—	—	—	—	—
Net OCI	$2	$(58)	$(56)	$16	$(72)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,726	$(406)	$1,320	$—	$1,320
Reclassified to earnings	(89)	21	(68)	—	(68)
Net OCI	$1,637	$(385)	$1,252	$—	$1,252
Pension, postretirement and other
OCI activity	$—	$(1)	$(1)	$—	$(1)
Reclassified to earnings	10	(2)	8	—	8
Net OCI	$10	$(3)	$7	$—	$7
Change in net DVA
OCI activity	$(713)	$177	$(536)	$(36)	$(500)
Reclassified to earnings	9	(2)	7	—	7
Net OCI	$(704)	$175	$(529)	$(36)	$(493)

	Nine Months Ended September 30, 2018[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(52)	$(102)	$(154)	$(11)	$(143)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(52)	$(102)	$(154)	$(11)	$(143)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(916)	$215	$(701)	$—	$(701)
Reclassified to earnings	(8)	2	(6)	—	(6)
Net OCI	$(924)	$217	$(707)	$—	$(707)
Pension, postretirement and other
OCI activity	$2	$—	$2	$—	$2
Reclassified to earnings	19	(5)	14	—	14
Net OCI	$21	$(5)	$16	$—	$16
Change in net DVA
OCI activity	$403	$(97)	$306	$15	$291
Reclassified to earnings	54	(13)	41	—	41
Net OCI	$457	$(110)	$347	$15	$332

1.	Exclusive of cumulative adjustments related to the adoption of certain accounting updates. Refer to the following table and Note 2 for further information.

Cumulative Adjustments to Retained Earnings Related to the Adoption of Accounting Updates1

Nine Months Ended
$ in millions	September 30, 2019
Leases	$63

Nine Months Ended
$ in millions	September 30, 2018
Revenues from contracts with customers[2]	$(32)
Derivatives and hedging—targeted improvements to accounting for hedging activities[2]	(99)
Reclassification of certain tax effects from AOCI[2]	443
Other[3]	(6)
Total	$306

1.	There were no cumulative adjustments to retained earnings related to the adoption of accounting updates for the three months ended September 30, 2019 and 2018.

2.	See Note 2 to the financial statements in the 2018 Form 10-K for further information.

3.
Other includes the adoption of accounting updates related to Recognition and Measurement of Financial Assets and Financial Liabilities (other than the provision around presenting unrealized DVA in OCI, which the Firm early adopted in 2016) and Derecognition of Nonfinancial Assets. The impact of these adoptions on Retained earnings was not significant.

15. Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2019	2018	2019	2018
Earnings applicable to Morgan Stanley common shareholders	$2,060	$2,019	$6,427	$6,861
Basic EPS
Weighted average common shares outstanding	1,604	1,697	1,632	1,719
Earnings per basic common share	$1.28	$1.19	$3.94	$3.99
Diluted EPS
Weighted average common shares outstanding	1,604	1,697	1,632	1,719
Effect of dilutive RSUs and PSUs	23	30	21	30
Weighted average common shares outstanding and common stock equivalents	1,627	1,727	1,653	1,749
Earnings per diluted common share	$1.27	$1.17	$3.89	$3.92
Weighted average antidilutive RSUs (excluded from the computation of diluted EPS)	—	1	2	1

September 2019 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

16. Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Interest income
Investment securities	$579	$440	$1,563	$1,281
Loans	1,208	1,085	3,599	3,097
Securities purchased under agreements to resell and Securities borrowed[1]	871	575	2,865	1,156
Trading assets, net of Trading liabilities	728	571	2,188	1,687
Customer receivables and Other[2]	964	956	2,931	2,560
Total interest income	$4,350	$3,627	$13,146	$9,781

Interest expense
Deposits	$505	$377	$1,460	$809
Borrowings	1,219	1,287	3,941	3,683
Securities sold under agreements to repurchase and Securities loaned[3]	681	478	2,016	1,326
Customer payables and Other[4]	727	549	2,468	1,146
Total interest expense	$3,132	$2,691	$9,885	$6,964
Net interest	$1,218	$936	$3,261	$2,817

1.	Includes fees paid on Securities borrowed.

2.	Includes interest from Customer receivables and Cash and cash equivalents.

3.	Includes fees received on Securities loaned.

4.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.
Interest income and Interest expense are classified in the income statements based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.

k
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
Net Discrete Tax Provisions/(Benefits)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Recurring[1]	$—	$—	$(127)	$(164)
Intermittent	(89)	(4)	(190)	(92)

1. Recurring discrete tax items are related to conversion of employee share-based awards.

The Firm's effective tax rate for the current quarter included intermittent net discrete tax benefits primarily associated with the filing of the 2018 federal tax return and the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations. The Firm’s effective tax rates for the current year period and prior year period included intermittent net discrete tax benefits primarily associated with the remeasurement of reserves and related interest due to new information with regard to multi-jurisdiction tax examinations and other matters.
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

79	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

18. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended September 30, 2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1]	$1,535	$118	$—	$(18)	$1,635
Trading	2,533	61	2	12	2,608
Investments	(18)	—	105	—	87
Commissions and fees[1]	643	416	1	(70)	990
Asset management[1]	100	2,639	664	(40)	3,363
Other	51	81	—	(1)	131
Total non-interest revenues	4,844	3,315	772	(117)	8,814
Interest income	3,112	1,378	4	(144)	4,350
Interest expense	2,933	335	12	(148)	3,132
Net interest	179	1,043	(8)	4	1,218
Net revenues	$5,023	$4,358	$764	$(113)	$10,032
Income from continuing operations before income taxes	$1,307	$1,238	$165	$—	$2,710
Provision for income taxes	189	276	27	—	492
Income from continuing operations	1,118	962	138	—	2,218
Net income	1,118	962	138	—	2,218
Net income applicable to noncontrolling interests	45	—	—	—	45
Net income applicable to Morgan Stanley	$1,073	$962	$138	$—	$2,173

	Three Months Ended September 30, 2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1]	$1,459	$129	$—	$(21)	$1,567
Trading	2,573	160	2	17	2,752
Investments	96	—	40	—	136
Commissions and fees[1]	589	409	—	(66)	932
Asset management[1]	112	2,573	604	(38)	3,251
Other	244	58	(3)	(1)	298
Total non-interest revenues	5,073	3,329	643	(109)	8,936
Interest income	2,425	1,412	19	(229)	3,627
Interest expense	2,569	342	9	(229)	2,691
Net interest	(144)	1,070	10	—	936
Net revenues	$4,929	$4,399	$653	$(109)	$9,872
Income from continuing operations before income taxes	$1,556	$1,194	$102	$(1)	$2,851
Provision for income taxes	397	281	18	—	696
Income from continuing operations	1,159	913	84	(1)	2,155
Income (loss) from discontinued operations, net of income taxes	(3)	—	2	—	(1)
Net income	1,156	913	86	(1)	2,154
Net income applicable to noncontrolling interests	36	—	6	—	42
Net income applicable to Morgan Stanley	$1,120	$913	$80	$(1)	$2,112

September 2019 Form 10-Q	80

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1]	$4,158	$365	$(1)	$(55)	$4,467
Trading	8,221	525	(2)	37	8,781
Investments	257	1	543	—	801
Commissions and fees[1]	1,889	1,250	1	(205)	2,935
Asset management[1]	310	7,544	1,893	(115)	9,632
Other	416	281	(6)	(6)	685
Total non-interest revenues	15,251	9,966	2,428	(344)	27,301
Interest income	9,457	4,139	14	(464)	13,146
Interest expense	9,376	950	35	(476)	9,885
Net interest	81	3,189	(21)	12	3,261
Net revenues	$15,332	$13,155	$2,407	$(332)	$30,562
Income from continuing operations before income taxes	$4,365	$3,669	$538	$(4)	$8,568
Provision for income taxes	703	830	104	(1)	1,636
Income from continuing operations	3,662	2,839	434	(3)	6,932
Net income	3,662	2,839	434	(3)	6,932
Net income applicable to noncontrolling interests	97	—	32	—	129
Net income applicable to Morgan Stanley	$3,565	$2,839	$402	$(3)	$6,803

	Nine Months Ended September 30, 2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking[1]	$4,671	$383	$—	$(60)	$4,994
Trading	9,344	404	23	44	9,815
Investments	234	3	172	—	409
Commissions and fees[1]	2,007	1,349	—	(212)	3,144
Asset management[1]	324	7,582	1,840	(114)	9,632
Other	548	195	10	(5)	748
Total non-interest revenues	17,128	9,916	2,045	(347)	28,742
Interest income	6,424	4,012	37	(692)	9,781
Interest expense	6,809	830	20	(695)	6,964
Net interest	(385)	3,182	17	3	2,817
Net revenues	$16,743	$13,098	$2,062	$(344)	$31,559
Income from continuing operations before income taxes	$5,480	$3,511	$390	$(1)	$9,380
Provision for income taxes	1,169	808	73	—	2,050
Income from continuing operations	4,311	2,703	317	(1)	7,330
Income (loss) from discontinued operations, net of income taxes	(7)	—	2	—	(5)
Net income	4,304	2,703	319	(1)	7,325
Net income applicable to noncontrolling interests	100	—	8	—	108
Net income applicable to Morgan Stanley	$4,204	$2,703	$311	$(1)	$7,217

I/E–Intersegment Eliminations

1.
Approximately 85% of Investment Banking revenues in the current quarter, 90% in the current year period and approximately 85% of Investment banking revenues in the prior year periods were accounted for as Revenues from Contracts with Customers. In all periods presented, substantially all of Commissions and fees and Asset management revenues were accounted for under this guidance.

For a discussion about the Firm’s business segments, see Note 21 to the financial statements in the 2018 Form 10-K.
Institutional Securities—Investment Banking Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Advisory	$550	$510	$1,462	$1,702
Underwriting	985	949	2,696	2,969

Trading Revenues by Product Type

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Interest rate	$894	$744	$2,283	$2,396
Foreign exchange	69	223	383	622
Equity security and index[1]	1,076	1,432	4,005	5,094
Commodity and other	300	254	986	1,047
Credit	269	99	1,124	656
Total	$2,608	$2,752	$8,781	$9,815

1.	Dividend income is included within equity security and index contracts.

81	September 2019 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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
Investment Management Investments Revenues—Net Unrealized Carried Interest

$ in millions	At September 30, 2019	At December 31, 2018
Net cumulative unrealized carried interest at risk of reversing	$553	$434

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
Investment Management Asset Management Revenues—Reduction of Fees due to Fee Waivers

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Fee waivers	$11	$11	$32	$45

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
Net Revenues by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Americas	$7,489	$7,357	$22,336	$22,989
EMEA	1,409	1,355	4,687	4,892
Asia	1,134	1,160	3,539	3,678
Total	$10,032	$9,872	$30,562	$31,559

For a discussion about the Firm’s geographic net revenues, see Note 21 to the financial statements in the 2018 Form 10-K.

Revenue Recognized From Prior Services

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2019	2018	2019	2018
Non-interest revenues	$841	$804	$1,995	$2,192
The previous table includes revenue from contracts with customers recognized where some or all services were performed in prior periods and is primarily composed of investment banking advisory fees and distribution fees.
Certain Future Expected Revenues

	At September 30, 2019
$ in millions	2019	2020	2021 - 2025	thereafter
Non-interest revenues	$57	$132	$ 63 - $ 89	$239

The previous table reflects contracts with customers that are longer than one year in duration and the amounts invoiced do not necessarily correspond directly to the value transferred to the customer. These contracts are primarily for the future sale and transport of commodity related products.

Receivables related to Revenues from Contracts with Customers

$ in millions	At September 30, 2019	At December 31, 2018
Customer and other receivables	$2,114	$2,308

Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and has the right per the contract to bill the customer.

Assets by Business Segment

$ in millions	At September 30, 2019	At December 31, 2018
Institutional Securities	$703,868	$646,427
Wealth Management[1]	193,213	202,392
Investment Management	5,523	4,712
Total[2]	$902,604	$853,531

1.	The Firm acquired Solium Capital Inc. in the second quarter of 2019 and as a result recorded Goodwill of approximately $469 million and Intangible assets of approximately $268 million.

2.	Parent assets have been fully allocated to the business segments.

September 2019 Form 10-Q	82

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2019			2018
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$104,700	$579	2.2%	$82,594	$440	2.1%
Loans[1]	122,320	1,208	3.9	110,592	1,085	3.9
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	146,578	835	2.3	139,418	637	1.8
Non-U.S.	76,871	36	0.2	89,825	(62)	(0.3)
Trading assets, net of Trading liabilities[3]:
U.S.	78,169	630	3.2	55,399	508	3.6
Non-U.S.	17,104	98	2.3	8,637	63	2.9
Customer receivables and Other[4]:
U.S.	62,113	703	4.5	78,025	716	3.6
Non-U.S.	60,073	261	1.7	56,770	240	1.7
Total	$667,928	$4,350	2.6%	$621,260	$3,627	2.3%
Interest bearing liabilities
Deposits[1]	$179,715	$505	1.1%	$173,921	$377	0.9%
Borrowings[1,5]	196,777	1,219	2.5	191,606	1,287	2.7
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	36,335	505	5.5	24,386	346	5.6
Non-U.S.	30,111	176	2.3	34,960	132	1.5
Customer payables and Other[7]:
U.S.	121,800	448	1.5	120,958	321	1.1
Non-U.S.	65,036	279	1.7	71,998	228	1.3
Total	$629,774	$3,132	2.0%	$617,829	$2,691	1.7%
Net interest income and net interest rate spread		$1,218	0.6%		$936	0.6%

83	September 2019 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Nine Months Ended September 30,
	2019			2018
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$99,782	$1,563	2.1%	$80,886	$1,281	2.1%
Loans[1]	118,926	3,599	4.0	109,001	3,097	3.8
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	144,686	2,774	2.6	133,208	1,410	1.4
Non-U.S.	76,814	91	0.2	89,699	(254)	(0.4)
Trading assets, net of Trading liabilities[3]:
U.S.	77,434	1,922	3.3	55,162	1,520	3.7
Non-U.S.	14,362	266	2.5	7,045	167	3.2
Customer receivables and Other[4]:
U.S.	61,479	2,110	4.6	73,792	1,880	3.4
Non-U.S.	59,033	821	1.9	56,891	680	1.6
Total	$652,516	$13,146	2.7%	$605,684	$9,781	2.2%
Interest bearing liabilities
Deposits[1]	$178,894	$1,460	1.1%	$166,384	$809	0.7%
Borrowings[1,5]	192,854	3,941	2.7	192,746	3,683	2.6
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	32,479	1,489	6.1	24,871	952	5.1
Non-U.S.	31,555	527	2.2	38,248	374	1.3
Customer payables and Other[7]:
U.S.	116,383	1,587	1.8	121,556	577	0.6
Non-U.S.	65,331	881	1.8	71,382	569	1.1
Total	$617,496	$9,885	2.1%	$615,187	$6,964	1.5%
Net interest income and net interest rate spread		$3,261	0.6%		$2,817	0.7%

1.	Amounts include primarily U.S. balances.

2.	Includes fees paid on Securities borrowed.

3.	Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.

4.	Includes Cash and cash equivalents. Prior period amounts have been revised to conform to the current presentation.

5.	Includes structured notes, whose interest expense is considered part of its value and therefore is recorded within Trading revenues.

6.
Includes fees received on Securities loaned. The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.

7.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.

September 2019 Form 10-Q	84

Glossary of Common Acronyms

2018 Form 10-K	Annual Report on Form 10-K for year ended December 31, 2018 filed with the SEC

ABS	Asset-backed securities

AFS	Available-for-sale

AML	Anti-money laundering

AOCI	Accumulated other comprehensive income (loss)

AUM	Assets under management or supervision

BEAT	Base erosion and anti-abuse tax

BHC	Bank holding company

bps	Basis points; one basis point equals 1/100th of 1%

CCAR	Comprehensive Capital Analysis and Review

CCyB	Countercyclical capital buffer

CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)

CDS	Credit default swaps

CECL	Current expected credit loss

CFTC	U.S. Commodity Futures Trading Commission

CLN	Credit-linked note(s)

CLO	Collateralized loan obligation(s)

CMBS	Commercial mortgage-backed securities

CMO	Collateralized mortgage obligation(s)

CVA	Credit valuation adjustment

DVA	Debt valuation adjustment

EBITDA	Earnings before interest, taxes, depreciation and amortization

ELN	Equity-linked note(s)

EMEA	Europe, Middle East and Africa

EPS	Earnings per common share

E.U.	European Union

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FFIEC	Federal Financial Institutions Examination Council

FHC	Financial Holding Company

FICC	Fixed Income Clearing Corporation

FICO	Fair Isaac Corporation

FVA	Funding valuation adjustment

GILTI	Global Intangible Low-Taxed Income

GLR	Global liquidity reserve

G-SIB	Global systemically important banks

HELOC	Home Equity Line of Credit

HQLA	High-quality liquid assets

HTM	Held-to-maturity

I/E	Intersegment eliminations

IHC	Intermediate holding company

IM	Investment Management

IRS	Internal Revenue Service

IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies

LIBOR	London Interbank Offered Rate

M&A	Merger, acquisition and restructuring transaction

MSBNA	Morgan Stanley Bank, N.A.

MS&Co.	Morgan Stanley & Co. LLC

MSIP	Morgan Stanley & Co. International plc

MSMS	Morgan Stanley MUFG Securities Co., Ltd.

MSPBNA	Morgan Stanley Private Bank, National Association

MSSB LLC	Morgan Stanley Smith Barney LLC

MUFG	Mitsubishi UFJ Financial Group, Inc.

85	September 2019 Form 10-Q

Glossary of Common Acronyms

MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

MWh	Megawatt hour

N/A	Not Applicable

NAV	Net asset value

N/M	Not Meaningful

Non-GAAP	Non-generally accepted accounting principles

NSFR	Net stable funding ratio, as proposed by the U.S. banking agencies

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income (loss)

OIS	Overnight index swap

OTC	Over-the-counter

PRA	Prudential Regulation Authority

PSU	Performance-based stock unit

RMBS	Residential mortgage-backed securities

ROE	Return on average common equity

ROTCE	Return on average tangible common equity

ROU	Right-of-use

RSU	Restricted stock unit

RWA	Risk-weighted assets

SEC	U.S. Securities and Exchange Commission

SLR	Supplementary leverage ratio

S&P	Standard & Poor’s

SPE	Special purpose entity

SPOE	Single point of entry

TDR	Troubled debt restructuring

TLAC	Total loss-absorbing capacity

U.K.	United Kingdom

UPB	Unpaid principal balance

U.S.	United States of America

U.S. DOL	U.S. Department of Labor

U.S. GAAP	Accounting principles generally accepted in the United States of America

VaR	Value-at-Risk

VAT	Value-added tax

VIE	Variable interest entity

WACC	Implied weighted average cost of capital

WM	Wealth Management

September 2019 Form 10-Q	86

Other Information

Legal Proceedings

The following development has occurred since previously reporting certain matters in the Firm’s 2018 Form 10-K and the Firm's Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2019 (the "First Quarter Form 10-Q") and the quarterly period ended June 30, 2019 (the "Second Quarter Form 10-Q"). See also the disclosures set forth under “Legal Proceedings” in the 2018 Form 10-K, First Quarter Form 10-Q and Second Quarter Form 10-Q.

Antitrust Related Matter

On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied the Firm's motion to dismiss. The case is set for trial in May 2020.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Three Months Ended September 30, 2019

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
July	6,671,014	$44.95	5,885,400	$5,735
August	15,912,294	$40.75	15,892,000	$5,087
September	14,026,315	$41.95	14,003,465	$4,500
Total	36,609,623	$41.98	35,780,865

1.
Includes 828,758 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended September 30, 2019.

2.
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

3.
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

Share repurchases by the Firm are subject to regulatory approval. On June 27, 2019, the Federal Reserve published summary results of CCAR and and the Firm received a non-objection to its 2019 Capital Plan. The Firm’s 2019 Capital Plan includes a share repurchase of up to $6.0 billion of its outstanding common stock during the period beginning July 1, 2019 through June 30, 2020. For further information, see “Liquidity and Capital Resources—Capital Plans and Stress Tests.”

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
Exhibits
An exhibit index has been filed as part of this Report on page E-1.

87	September 2019 Form 10-Q

Exhibit Index
Morgan Stanley
Quarter Ended September 30, 2019

Exhibit No.	Description

15	Letter of awareness from Deloitte & Touche LLP, dated November 5, 2019, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

E- 1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/s/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer
Date: November 5, 2019

S-1