Form 10-K
period 2019-12-31
MORGAN STANLEY
filed 2020-02-27
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
Commission File Number 1-11758
(Exact name of Registrant as specified in its charter)

Delaware	1585 Broadway			36-3145972	(212)	761-4000
(State or other jurisdiction of incorporation or organization)	New York,	NY	10036	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)
	(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	MS	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate	MS/PA	New York Stock Exchange
Non-Cumulative Preferred Stock, Series A, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PE	New York Stock Exchange
Non-Cumulative Preferred Stock, Series E, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PF	New York Stock Exchange
Non-Cumulative Preferred Stock, Series F, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PI	New York Stock Exchange
Non-Cumulative Preferred Stock, Series I, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PK	New York Stock Exchange
Non-Cumulative Preferred Stock, Series K, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of 4.875%	MS/PL	New York Stock Exchange
Non-Cumulative Preferred Stock, Series L, $0.01 par value
Global Medium-Term Notes, Series A, Fixed Rate Step-Up Senior Notes Due 2026	MS/26C	New York Stock Exchange
of Morgan Stanley Finance LLC (and Registrant’s guarantee with respect thereto)
Market Vectors ETNs due March 31, 2020 (two issuances)	URR/DDR	NYSE Arca, Inc.
Market Vectors ETNs due April 30, 2020 (two issuances)	CNY/INR	NYSE Arca, Inc.
Morgan Stanley Cushing® MLP High Income Index ETNs due March 21, 2031	MLPY	NYSE Arca, Inc.
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒
As of June 30, 2019, the aggregate market value of the common stock of Registrant held by non-affiliates of Registrant was approximately $69,733,657,018. This calculation does not reflect a determination that persons are affiliates for any other purposes.
As of January 31, 2020, there were 1,599,276,515 shares of Registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference: Portions of Registrant’s definitive proxy statement for its 2020 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2019

i

Table of Contents	Part	Item	Page
10. Other Assets—Equity Method Investments and Leases			118
11. Deposits			119
12. Borrowings and Other Secured Financings			120
13. Commitments, Guarantees and Contingencies			121
14. Variable Interest Entities and Securitization Activities			126
15. Regulatory Requirements			131
16. Total Equity			133
17. Interest Income and Interest Expense			136
18. Deferred Compensation Plans and Carried Interest Compensation			136
19. Employee Benefit Plans			138
20. Income Taxes			142
21. Segment, Geographic and Revenue Information			144
22. Parent Company			146
23. Quarterly Results (Unaudited)			149
24. Subsequent Event			150
Financial Data Supplement (Unaudited)			151
Glossary of Common Terms and Acronyms			155
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		9	157
Controls and Procedures		9A	157
Other Information		9B	159
Unresolved Staff Comments	I	1B	159
Properties		2	159
Legal Proceedings		3	159
Mine Safety Disclosures		4	163
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II	5	164
Directors, Executive Officers and Corporate Governance	III	10	164
Executive Compensation		11	164
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		12	165
Certain Relationships and Related Transactions and Director Independence		13	165
Principal Accountant Fees and Services		14	165
Exhibits and Financial Statement Schedules	IV	15	165
Form 10-K Summary		16	169
Signatures			S-1

Forward-Looking Statements
We have included in or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements, including (without limitation) those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Risk” and “Legal Proceedings” that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.
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

•	risk associated with cybersecurity threats, including data protection and cybersecurity risk management;

•	our ability to manage effectively our capital and liquidity, including non-objections to our capital plans by our banking regulators;

•
the impact of current, pending and future legislation or changes thereto, regulation (including capital, leverage, funding, liquidity and recovery and resolution requirements) and our ability to address such requirements;

•	uncertainty concerning fiscal or monetary policies established by central banks and financial regulators, government shutdowns, debt ceilings or funding;

•	changes to global trade policies, tariffs, interest rates, reforms of LIBOR and other interest rate benchmarks;

•	legal and regulatory actions, including litigation and enforcement, in the U.S. and worldwide;

•	changes in tax laws and regulations globally;

•	the effectiveness of our risk management processes;

•	our ability to effectively respond to an economic downturn, or other market disruptions;

•	the effect of social, economic and political conditions and geopolitical events, including the U.K.’s withdrawal from the E.U. ("Brexit"), and sovereign risk;

•	the actions and initiatives of current and potential competitors as well as governments, central banks, regulators and self-regulatory organizations;

•
our ability to provide innovative products and services and execute our strategic initiatives, and costs related thereto, including with respect to the operational or technological integration related to such innovative and strategic initiatives;

•	the performance and results of our acquisitions, divestitures, joint ventures, strategic alliances, or other strategic arrangements and related integrations;

•	investor, consumer and business sentiment and confidence in the financial markets;

•	our reputation and the general perception of the financial services industry;

•	climate-related incidents, pandemics and acts of war or terrorism; and

•	other risks and uncertainties detailed under “Business—Competition”, “Business—Supervision and Regulation”, “Risk Factors” and elsewhere throughout this report.
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
You can access information about our corporate governance at www.morganstanley.com/about-us-governance and our sustainability initiatives at www.morganstanley.com/about-us/sustainability-at-morgan-stanley. Our webpages include:

•	Amended and Restated Certificate of Incorporation;

•	Amended and Restated Bylaws;

•	Charters for our Audit Committee, Compensation, Management Development and Succession Committee, Nominating and Governance Committee, Operations and Technology Committee, and Risk Committee;

•	Corporate Governance Policies;

•	Policy Regarding Corporate Political Activities;

•	Policy Regarding Shareholder Rights Plan;

•	Equity Ownership Commitment;

•	Code of Ethics and Business Conduct;

•	Code of Conduct;

•	Integrity Hotline Information;

•	Environmental and Social Policies; and

•	Sustainability Report.
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

Business
Overview
We are a global financial services firm that, through our subsidiaries and affiliates, advises, and originates, trades, manages and distributes capital for, governments, institutions and individuals. We were originally incorporated under the laws of the State of Delaware in 1981, and our predecessor companies date back to 1924. We are an FHC regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). We conduct our business from our headquarters in and around New York City, our regional offices and branches throughout the U.S. and our principal offices in London, Tokyo, Hong Kong and other world financial centers. As of December 31, 2019, we had 60,431 employees worldwide. Unless the context otherwise requires, the terms “Morgan Stanley,” the “Firm,” “us,” “we,” and “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout the 2019 Form 10-K.
Financial information concerning us, our business segments and geographic regions for each of the years ended December 31, 2019, December 31, 2018 and December 31, 2017 is included in “Financial Statements and Supplementary Data.”
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
Competition
All aspects of our businesses are highly competitive, and we expect them to remain so. We compete in the U.S. and globally for clients, market share and human talent. Operating within the financial services industry on a global basis presents, among other things, technological, risk management, regulatory and other infrastructure challenges that require effective resource allocation in order for us to remain competitive. Our competitive position depends on a number of factors, including our reputation, the quality and consistency of our long-term investment performance, innovation, execution and relative pricing. Our ability to sustain or improve our competitive position also depends substantially on our ability to continue to attract and retain highly qualified employees while managing compensation and other costs. We compete with commercial banks, brokerage firms, insurance companies, exchanges, electronic trading and clearing platforms, financial data repositories, sponsors of mutual funds, hedge funds and private equity funds, energy companies, financial technology firms and other companies offering financial or ancillary services in the U.S., globally and digitally, including through the internet. In addition, restrictive laws and regulations applicable to certain financial services institutions, which may prohibit us from engaging in certain transactions and impose more stringent capital and liquidity requirements, can put us at a competitive disadvantage to competitors in certain businesses not subject to these same requirements. See also “Supervision and Regulation” herein and “Risk Factors.”
Institutional Securities and Wealth Management
We compete directly in the U.S. and globally with other securities and financial services firms and broker-dealers and with others on a regional or product basis. Additionally, there is increased competition driven by established firms as well as the emergence of new firms and business models (including innovative uses of technology) competing for the same clients and assets or offering similar products and services to customers.
Our ability to access capital at competitive rates (which is generally impacted by our credit ratings), to commit and to deploy capital efficiently, particularly in our capital-intensive underwriting and sales, trading, financing and market-making activities, also affects our competitive position. We expect corporate clients to continue to request that we provide loans or lending commitments in connection with certain investment banking activities.
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
We continue to experience intense price competition in some of our businesses. In particular, the ability to execute securities trades electronically on exchanges and through other automated trading markets has increased the pressure on trading commissions and fees. The trend toward direct access to automated, electronic markets will likely increase as additional trading moves to more automated platforms. It is also possible that we will experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices, including in the form of commissions or fees.

1	December 2019 Form 10-K

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
Supervision and Regulation
As a major financial services firm, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we conduct our business. These include legislative and regulatory responses to the financial crisis, both in the U.S. and worldwide, including: the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”); risk-based capital, leverage and liquidity standards adopted or being developed by the Basel Committee on Banking Supervision (“Basel Committee”), including Basel III, and the national implementation of those standards; capital planning and stress testing requirements; and recovery and resolution regimes in the U.S. and other jurisdictions. Some areas of post-financial crisis regulation are still subject to final rulemaking, transition periods, or revisions.
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
Financial Holding Company
Consolidated Supervision.    We have operated as a BHC and FHC under the BHC Act since September 2008. As a BHC, we are subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve. The Federal Reserve has authority to examine, prescribe regulations and take action with respect to all of our subsidiaries. In particular, we are subject to (among other things): significantly revised and expanded regulation and supervision; intensive scrutiny of our businesses and plans for expansion of those businesses; limitations on activities; a systemic risk regime that imposes heightened capital and liquidity requirements; restrictions on activities and investments imposed by a section of the BHC Act added by the Dodd-Frank Act referred to as the “Volcker Rule”;

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
Activities Restrictions under the Volcker Rule.    The Volcker Rule prohibits banking entities, including us and our affiliates, from engaging in certain proprietary trading activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with covered funds, as defined in the Volcker Rule, with a number of exemptions and exclusions. The Volcker Rule also requires that deductions be made from a BHC’s Tier 1 capital for permissible investments in certain covered funds. In addition, the Volcker Rule requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule. We have brought all of our activities and investments into conformance, subject to a June 2017 approval by the Federal Reserve for a five-year extension of the transition period to conform investments in certain legacy covered funds that are also illiquid funds. The approval covers essentially all of our non-conforming investments in, and relationships with, legacy covered funds subject to the Volcker Rule.
The federal financial regulatory agencies responsible for the Volcker Rule’s implementing regulations have finalized revisions to certain elements of those regulations. The changes simplify the application of the Volcker Rule, and focus on proprietary trading and certain requirements imposed in connection with permitted market making, underwriting and risk-mitigating hedging activities. As part of the changes, the deduction for certain covered fund positions held in connection with permitted market-making and underwriting activities is no longer required. These revisions became effective on January 1, 2020. We were permitted to voluntarily comply with the revised regulations, in whole or in part, beginning on that date, with full compliance required by January 1, 2021. These

December 2019 Form 10-K	2

revisions simplify elements of our compliance obligations and we do not expect these revisions to have a material impact on the way we conduct business under the current rule.
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
Regulated Subsidiaries.  In addition, many of our regulated subsidiaries are, or are expected to be in the future, subject to regulatory capital requirements, including regulated subsidiaries registered as swap dealers with the CFTC or security-based swap dealers with the SEC (collectively, “Swaps Entities”) or registered as broker-dealers or futures commission merchants. Specific regulatory capital requirements vary by regulated subsidiary, and in many cases these standards are still in proposed form, not yet effective or are subject to ongoing rulemakings that could substantially modify requirements.
For more information about the specific capital requirements applicable to us and our U.S. Bank Subsidiaries, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements.”
Capital Planning, Stress Tests and Capital Distributions.    Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large BHCs, including Morgan Stanley. For more information about the capital planning and stress test requirements, including proposed changes to those requirements that would integrate them with certain ongoing regulatory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations

—Liquidity and Capital Resources—Regulatory Requirements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Developments—Proposed Stress Buffer Requirements.”
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
Liquidity Standards.    In addition to capital regulations, the U.S. banking agencies and the Basel Committee have adopted, or are in the process of adopting, liquidity and funding standards. We and our U.S. Bank Subsidiaries are subject to the U.S. banking agencies’ LCR requirements, which generally follow Basel Committee standards. Similarly, if the proposed NSFR requirements are adopted by the U.S. banking agencies, we and our U.S. Bank Subsidiaries will become subject to NSFR requirements, which generally follow Basel Committee standards.
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
The Federal Reserve adopted a framework to impose single-counterparty credit limits (“SCCL”) for large banking organizations, for which compliance was required by January

3	December 2019 Form 10-K

1, 2020. U.S. G-SIBs, including us, are subject to a limit of 15% of Tier 1 capital for aggregate net credit exposures to any “major counterparty” (defined to include other U.S. G-SIBs, foreign G-SIBs, and nonbank systemically important financial institutions supervised by the Federal Reserve). In addition, we are subject to a limit of 25% of Tier 1 capital for aggregate net credit exposures to any other unaffiliated counterparty.
The Federal Reserve has proposed rules that would create a new early remediation framework to address financial distress or material management weaknesses. The Federal Reserve also has the ability to establish additional prudential standards, including those regarding contingent capital, enhanced public disclosures and limits on short-term debt, including off-balance sheet exposures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements.”
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
See also “Capital Standards” and “Liquidity Standards” herein and “Resolution and Recovery Planning” below.
Resolution and Recovery Planning. Pursuant to the Dodd-Frank Act, we are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. Our preferred resolution strategy, which is set out in our 2019 resolution plan, is an SPOE strategy, which generally contemplates the provision of adequate capital and liquidity by the Parent Company to certain of its subsidiaries so that such subsidiaries have the resources necessary to implement the resolution strategy after the Parent Company has filed for bankruptcy.
Under a final rule issued by the Federal Reserve and the FDIC, we are now required to file resolution plans once every two years, with interim updates required in certain limited circumstances. The rule also allows us to alternate between submitting a full, detailed resolution plan and a streamlined, targeted resolution plan. Our next resolution plan submission is expected to be a targeted resolution plan in 2021. The rule also clarifies the information required to be included in our resolution plan.
Further, we submit an annual recovery plan to the Federal Reserve that outlines the steps that management could take over time to generate or conserve financial resources in times of prolonged financial stress.
Certain of our domestic and foreign subsidiaries are also subject to resolution and recovery planning requirements in the jurisdictions in which they operate. For example the FDIC requires certain insured depository institutions (“IDI”), including our U.S. Bank Subsidiaries, to submit an annual resolution plan that describes the IDI’s strategy for a rapid and orderly resolution in the event of material financial distress or failure of the IDI.
In addition, certain financial companies, including BHCs such as the Firm and certain of its subsidiaries, can be subjected to a resolution proceeding under the orderly liquidation authority in Title II of the Dodd-Frank Act with the FDIC being appointed as receiver, provided that certain procedures are met, including certain extraordinary financial distress and systemic risk determinations by the U.S. Treasury Secretary in consultation with the U.S. President. The orderly liquidation authority rulemaking is proceeding in stages, with some regulations now finalized and others not yet proposed. If we were subject to the orderly liquidation authority, the FDIC would have considerable powers, including: the power to remove directors and officers responsible for our failure and to appoint new directors and officers; the power to assign our assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; the ability to differentiate among our creditors, including by treating certain creditors within the same class better than others, subject to a minimum recovery right on the part of disfavored creditors to receive at least what they would have received in bankruptcy liquidation; and broad powers to administer the claims process to determine distributions from the assets of the receivership. The FDIC has been developing an SPOE strategy that could be used to implement the orderly liquidation authority.
Regulators have also taken and proposed various actions to facilitate an SPOE strategy under the U.S. Bankruptcy Code, the orderly liquidation authority or other resolution regimes.
For example, the Federal Reserve and the OCC have established rules that impose contractual requirements on certain qualified financial contracts (“covered QFCs”) to which U.S. G-SIBs, including us, and their subsidiaries including our U.S. Bank Subsidiaries, are parties (together, the “covered entities”). Under these rules, covered QFCs must expressly provide that transfer restrictions and default rights against covered entities are limited to the same extent as they would be under the Federal Deposit Insurance Act and Title II of the Dodd-Frank Act and their implementing regulations, and they may not, among other things, permit the exercise of any cross-default right against covered entities based on an affiliate’s entry into insolvency, resolution or similar proceedings, subject to certain creditor protections. The final compliance date was January 1, 2020.

December 2019 Form 10-K	4

For more information about our resolution plan-related submissions and associated regulatory actions, see “Risk Factors—Legal, Regulatory and Compliance Risk”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Resolution and Recovery Planning.”
Cyber and Information Security Risk Management and Protection of Client Information
The financial services industry faces increased global regulatory focus regarding cyber and information security risk management practices. Many aspects of our businesses are subject to cybersecurity legal and regulatory requirements enacted by U.S. federal and state governments and other non-U.S. jurisdictions in the Americas, Europe, the Middle East, Africa and Asia. These laws are aimed at codifying basic cybersecurity protections and mandating data breach notification requirements.
Our businesses are also subject to privacy and data protection information security legal requirements concerning the use and protection of certain personal information. For example, the General Data Protection Regulation (“GDPR”) became effective in the E.U. on May 25, 2018 and the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020. The GDPR and CCPA impose mandatory privacy and data protection obligations, including providing for individual rights, enhanced governance and accountability requirements and significant fines and litigation risk for noncompliance. In addition, other jurisdictions have adopted or are proposing GDPR or similar standards, such as Australia, Singapore, Japan, Argentina, India, Brazil, Switzerland and the Cayman Islands.
Many aspects of our businesses are subject to legal requirements concerning the use and protection of certain customer information. These include those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the GDPR and CCPA and various laws in Asia, including the Japanese Personal Information Protection Law, the Hong Kong Personal Data (Protection) Ordinance and the Australian Privacy Act. We have adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions.
U.S. Bank Subsidiaries
U.S. Bank Subsidiaries.    MSBNA, primarily a wholesale commercial bank, offers commercial lending and certain retail securities-based lending services in addition to deposit products.

MSPBNA offers certain mortgage and other secured lending products, including retail securities-based lending products, primarily for customers of our affiliate retail broker-dealer, Morgan Stanley Smith Barney LLC (“MSSB”). MSPBNA also offers certain deposit products and prime brokerage custody services.
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
Transactions with Affiliates.    Our U.S. Bank Subsidiaries are subject to Sections 23A and 23B of the Federal Reserve Act, which impose restrictions on covered transactions, as defined in the Federal Reserve Act, with any affiliates. Covered transactions include any extension of credit to, purchase of assets from, and certain other transactions by insured banks with an affiliate. These restrictions limit the total amount of credit exposure that our U.S. Bank Subsidiaries may have to any one affiliate and to all affiliates. Sections 23A and 23B also set collateral requirements and require all such transactions to be made on market terms. Derivative, securities borrowing and securities lending transactions between our U.S. Bank Subsidiaries and their affiliates are subject to these restrictions. The Federal Reserve has indicated that it will propose a rulemaking to implement changes to these restrictions made by the Dodd-Frank Act.
In addition, the Volcker Rule generally prohibits covered transactions between (i) us or any of our affiliates and (ii) covered funds for which we or any of our affiliates serve as the investment manager, investment adviser, commodity trading advisor or sponsor, or other covered funds organized and offered by us or any of our affiliates pursuant to specific exemptions in

5	December 2019 Form 10-K

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
Institutional Securities and Wealth Management
Broker-Dealer and Investment Adviser Regulation.    Our primary U.S. broker-dealer subsidiaries, Morgan Stanley & Co. LLC (“MS&Co.”) and MSSB, are registered broker-dealers with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and are members of various self-regulatory organizations, including FINRA, and various securities exchanges and clearing organizations. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds and securities, capital structure, risk management controls in connection with market access, recordkeeping and retention, and the conduct of their directors, officers, representatives and other associated persons. Broker-dealers are also regulated by securities administrators in those states where they do business. Violations of the laws and regulations governing a broker-dealer’s actions could result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of such broker-dealer or its officers or employees, or other similar consequences by both federal and state securities administrators. Our broker-dealer subsidiaries are also members of the Securities Investor Protection Corporation, which provides certain protections for customers of broker-dealers against losses in the event of the insolvency of a broker-dealer.
MSSB is also a registered investment adviser with the SEC. MSSB’s relationship with its investment advisory clients is subject to the fiduciary and other obligations imposed on investment advisers under the Investment Advisers Act of 1940, and the rules and regulations promulgated thereunder as well as various state securities laws. These laws and regulations generally grant the SEC and other supervisory bodies broad administrative powers to address non-compliance, including the power to restrict or limit MSSB from carrying on its investment advisory and other asset management activities. Other sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain activities for specified periods of time or for specified types of clients, the revocation of registrations, other censures and significant fines.

The Firm is subject to various regulations that affect broker-dealer sales practices and customer relationships. For example, the SEC has released a package of final rules and interpretations relating to the provision of advice by broker-dealers and investment advisers. The package includes new rules on the standards of conduct and required disclosures for broker-dealers when making securities-related recommendations to retail investors, and a new formal interpretation of the fiduciary duty owed by investment advisers. One of the final rules, entitled “Regulation Best Interest,” requires broker-dealers to act in the “best interest” of retail customers at the time a recommendation is made without placing the financial or other interests of the broker-dealer ahead of the interest of the retail customer. Another new rule requires that both broker-dealers and investment advisers provide to retail investors a brief summary document containing information about the relationship between the parties (“Form CRS”). The compliance date for Regulation Best Interest and Form CRS is June 30, 2020. Certain states have enacted laws or rules, or are considering laws or rules, subjecting broker-dealers to a fiduciary duty when dealing with retail customers under a variety of circumstances.
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
Research.    Research-related regulations have been implemented in many jurisdictions, including in the U.S., where FINRA has adopted rules that cover research relating to both equity and debt securities. Regulators continue to focus on research conflicts of interest and may impose additional regulations. See also “Business—Supervision and Regulation—Non-U.S. Regulation” herein.
Regulation of Futures Activities and Certain Commodities Activities.    MS&Co., as a futures commission merchant, and MSSB, as an introducing broker, are subject to net capital requirements of, and certain of their activities are regulated by, the CFTC, the NFA, the Joint Audit Committee (including the

December 2019 Form 10-K	6

Chicago Mercantile Exchange & Chicago Board of Trade (“CME Group”) in its capacity as MS&Co.'s designated self-regulatory organization), and various commodity futures exchanges. MS&Co. and MSSB and certain of their affiliates are registered with the CFTC and are members of the NFA in various capacities. Rules and regulations of the CFTC, NFA, the Joint Audit Committee (including the CME Group) and commodity futures exchanges address obligations related to, among other things, customer protections, the segregation of customer funds and the holding of secured amounts, the use by futures commission merchants of customer funds, the margining of customer accounts and documentation entered into by futures commission merchants with their customers, recordkeeping and reporting obligations of futures commission merchants and introducing brokers, risk disclosure, risk management and discretionary trading.
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
Derivatives Regulation.    The commodity futures, commodity options and swaps industry in the U.S. is subject to regulation under the U.S. Commodity Exchange Act (“CEA”). The CFTC is the U.S. federal agency charged with the administration of the CEA. In addition, the SEC is the U.S. federal agency charged with the regulation of security-based swaps. The rules and regulations of various self-regulatory organizations also govern derivatives.
Under the U.S. regulatory regime for swaps and security-based swaps (collectively, “Swaps”) implemented pursuant to the Dodd-Frank Act, we are subject to comprehensive regulation of our derivatives businesses, including regulations that impose margin requirements, public and regulatory reporting, central clearing and mandatory trading on regulated exchanges or execution facilities for certain types of Swaps.
CFTC rules require registration of swap dealers, mandatory clearing and execution of interest rate and certain credit default swaps and real-time public reporting and adherence to business conduct standards for all in-scope Swaps. We also anticipate that the CFTC will adopt capital requirements for swap dealers and major swap participants that are not subject to the capital rules of a prudential regulator. We have registered a number of U.S. and non U.S. CFTC swap dealers.
SEC rules govern the registration and regulation of security- based swap dealers. Though compliance with a number of these rules is not expected to be required until 2021, they will trigger numerous obligations for entities that register as security-based swap dealers, including capital, margin and segregation requirements. We anticipate registering one or more entities as a security-based swap dealer.
The specific parameters of some of these requirements for Swaps have been and continue to be developed through CFTC, SEC and bank regulator rulemakings. For example, the rules for variation margin are presently effective, and those for initial margin will continue to phase-in based on activity levels of the swap dealer and the relevant counterparty with the final phase currently expected to occur in September 2021, subject to finalization of various proposed rule makings by the CFTC and bank regulators. Margin rules with the same or similar compliance dates have been adopted or are in the process of being finalized by regulators outside the U.S., and certain of our subsidiaries may be subject to such rules.
Although a significant number of areas within the global derivatives regulatory framework have been finalized, additional changes are expected. As the derivatives regulatory framework continues to evolve, we expect to continue to face increased costs and regulatory oversight. Complying with registration and other regulatory requirements has required, and is expected to require in the future, systems and other changes to our derivatives businesses. Compliance with Swaps-related regulatory capital requirements may also require us to devote more capital to our businesses that engage in swaps. Our Institutional Securities and Wealth Management business segments activities are also regulated in jurisdictions outside the U.S. See “Non-U.S. Regulation” herein.
Investment Management
Many of the subsidiaries engaged in our asset management activities are registered as investment advisers with the SEC. Many aspects of our asset management activities are also subject to federal and state laws and regulations primarily intended to benefit the investor or client. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our asset management activities in the event that we fail to comply with such laws and regulations. Sanctions that may be imposed for such failure include the suspension of individual employees, limitations on our engaging in various asset management activities for specified periods of time or specified types of clients, the revocation of registrations, other censures and significant fines. Morgan Stanley Distribution, Inc., a U.S. broker-dealer subsidiary, acts as distributor to the Morgan Stanley mutual funds and as placement agent to certain private investment funds managed by our Investment Management business segment.
Our asset management activities are subject to certain additional laws and regulations, including, but not limited to, additional reporting and recordkeeping requirements (including with respect to clients that are private funds) and restrictions on sponsoring or investing in, or maintaining certain other relationships with, covered funds, as defined in the Volcker Rule,

7	December 2019 Form 10-K

subject to certain limited exemptions. See also “Financial Holding Company—Activities Restrictions under the Volcker Rule.”
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
Non-U.S. Regulation
All of our businesses are regulated extensively by non-U.S. regulators, including governments, securities exchanges, commodity exchanges, self-regulatory organizations, central banks and regulatory bodies, especially in those jurisdictions in which we maintain an office. Certain regulators have prudential, business conduct and other authority over us or our subsidiaries, as well as powers to limit or restrict us from engaging in certain businesses or to conduct administrative proceedings that can result in censures, fines, the issuance of cease-and-desist orders, or the suspension or expulsion of a regulated entity or its affiliates.
Some of our subsidiaries are regulated as broker-dealers, investment advisers or other types of regulated entities under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities and advisory activities outside the U.S. are regulated by various government agencies in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activity. For instance, the PRA, the U.K. Financial Conduct Authority (“FCA”) and several securities and futures exchanges in the U.K., including the London Stock Exchange and ICE Futures Europe, regulate our activities in the U.K.; the Bundesanstalt für Finanzdienstleistungsaufsicht (the Federal Financial Supervisory Authority) and the Deutsche Börse AG regulate certain of our activities in the Federal Republic of Germany; the European Central Bank supervises certain subsidiaries in our post-Brexit structure; the Financial Services Agency, the Securities and Exchange Surveillance Commission, the Bank of Japan, the Japan Securities Dealers Association and several Japanese securities and futures exchanges and ministries regulate our activities in Japan; the Securities and Futures Commission of Hong Kong, the Hong Kong Monetary

Authority and the Hong Kong Exchanges and Clearing Limited regulate our business in Hong Kong; and the Monetary Authority of Singapore and the Singapore Exchange Limited regulate our business in Singapore; other similar bodies regulate our activities in Ireland, China, Korea, Australia, India and other countries.
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
In June 2019, the European Commission published a package of reforms including various risk reduction measures. These include amendments to the Capital Requirements Directive and Regulation providing updates to risk-based capital, liquidity (including introducing a net stable funding ratio), leverage and other prudential standards on a consolidated basis that are consistent with final Basel standards. In addition, the reforms will require certain large, non-E.U. financial groups with two or more financial subsidiaries established in the E.U. to establish an E.U. IHC. The E.U. IHC will be subject to direct supervision and authorization by the European Central Bank or the relevant national E.U. regulator. Further amendments to the E.U. bank recovery and resolution regime under the E.U. Bank Recovery and Resolution Directive (“BRRD”) were also published.
The amendments to the BRRD build on previous proposals by regulators in the U.K., E.U. and other major jurisdictions to finalize recovery and resolution planning frameworks and related regulatory requirements that will apply to certain of our subsidiaries that operate in those jurisdictions. For instance, the BRRD established a recovery and resolution framework for E.U. credit institutions and investment firms, including MSIP (under the U.K. version of the BRRD which is expected to be adopted after the Brexit transition period). In addition, certain jurisdictions, including the U.K. and other E.U. jurisdictions, have implemented, or are in the process of implementing, changes to resolution regimes to provide resolution authorities with the ability to recapitalize a failing entity organized in such jurisdictions by reducing certain unsecured liabilities or converting certain unsecured liabilities into equity.

December 2019 Form 10-K	8

Regulators in the U.K., E.U. and other major jurisdictions have also finalized other regulatory standards applicable to certain of our subsidiaries that operate in those jurisdictions. For instance, the European Market Infrastructure Regulation introduced requirements regarding the central clearing and reporting of derivatives, as well as margin requirements for uncleared derivatives. MiFID II introduced comprehensive and new trading and market infrastructure reforms in the E.U., including new trading venues, enhancements to pre- and post-trading transparency, additional investor protection requirements, and requirements relating to the unbundling of research and execution services among others, and we have had to make extensive changes to our operations, including systems and controls in order to comply with MiFID II.
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
Information about our Executive Officers
The executive officers of Morgan Stanley and their age and titles as of February 27, 2020 are set forth below. Business experience is provided in accordance with SEC rules.
Jeffrey S. Brodsky (55). Executive Vice President and Chief Human Resources Officer of Morgan Stanley (since January 2016). Vice President and Global Head of Human Resources (January 2011 to December 2015). Co-Head of Human Resources (January 2010 to December 2011). Head of Morgan Stanley Smith Barney Human Resources (June 2009 to January 2010).
James P. Gorman (61). Chairman of the Board of Directors and Chief Executive Officer of Morgan Stanley (since January 2012). President and Chief Executive Officer (January 2010 to December 2011) and member of the Board of Directors (since January 2010). Co-President (December 2007 to December 2009) and Co-Head of Strategic Planning (October 2007 to December 2009). President and Chief Operating Officer of Wealth Management (February 2006 to April 2008).
Eric F. Grossman (53). Executive Vice President and Chief Legal Officer of Morgan Stanley (since January 2012). Global Head of Legal (September 2010 to January 2012). Global Head of Litigation (January 2006 to September 2010) and General Counsel of the Americas (May 2009 to September 2010). General Counsel of Wealth Management (November 2008 to September 2010). Partner at the law firm of Davis Polk & Wardwell LLP (June 2001 to December 2005).
Keishi Hotsuki (57). Executive Vice President (since May 2014) and Chief Risk Officer of Morgan Stanley (since May 2011). Interim Chief Risk Officer (January 2011 to May 2011) and Head of Market Risk Department (March 2008 to April 2014). Global Head of Market Risk Management at Merrill Lynch (June 2005 to September 2007).
Edward N. Pick (51). Head of Institutional Securities (since July 2018). Global Head of Sales and Trading (October 2015 to July 2018). Head of Global Equities (March 2011 to October 2015). Co-Head of Global Equities (April 2009 to March 2011). Co-Head of Global Capital Markets (July 2008 to April 2009). Co-Head of Global Equity Capital Markets (December 2005 to July 2008).
Jonathan M. Pruzan (51). Executive Vice President and Chief Financial Officer of Morgan Stanley (since May 2015) and Head of Corporate Strategy (since December 2016). Co-Head of Global Financial Institutions Group (January 2010 to April 2015). Co-Head of North American Financial Institutions Group

9	December 2019 Form 10-K

M&A (September 2007 to December 2009). Head of the U.S. Bank Group (April 2005 to August 2007).
Robert P. Rooney (52). Head of Technology, Operations and Firm Resilience (since April 2019). Head of Technology (January 2017 to April 2019). Chief Executive Officer of Morgan Stanley International and Head of Europe, the Middle East and Africa (January 2016 to May 2018). Global Co-Head of Fixed Income Sales and Trading (May 2013 to January 2016). Head of Fixed Income for Europe, the Middle East and Africa and Global Head of Fixed Income Sales (September 2009 to May 2013).
Andrew M. Saperstein (53).  Head of Wealth Management (since April 2019). Co-Head of Wealth Management (January 2016 to April 2019). Co-Chief Operating Officer of Institutional Securities (March 2015 to January 2016). Head of Wealth Management Investment Products and Services (June 2012 to March 2015).
Daniel A. Simkowitz (54). Head of Investment Management of Morgan Stanley (since October 2015). Co-Head of Global Capital Markets (March 2013 to September 2015). Chairman of Global Capital Markets (November 2009 to March 2013). Managing Director in Global Capital Markets (December 2000 to November 2009).

December 2019 Form 10-K	10

Risk Factors
For a discussion of the risks and uncertainties that may affect our future results and strategic objectives, see “Forward-Looking Statements” immediately preceding “Business” and “Return on Equity and Tangible Common Equity Targets” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio owned by us. For more information on how we monitor and manage market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk.”
Our results of operations may be materially affected by market fluctuations and by global and economic conditions and other factors, including changes in asset values.
Our results of operations have been in the past and may, in the future, be materially affected by market fluctuations due to global financial markets, economic conditions, changes to global trade policies and tariffs and other factors, including the level and volatility of equity, fixed income and commodity prices, the level and term structure of interest rates, inflation and currency values, and the level of other market indices.
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
Substantial market fluctuations could also cause variations in the value of our investments in our funds, the flow of investment capital into or from AUM, and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Investment Management business segment.

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
Concentration of risk may reduce revenues or result in losses in our market-making, investing, underwriting, including block trading, and lending businesses in the event of unfavorable market movements, or when market conditions are more favorable for our competitors. We commit substantial amounts of capital to these businesses, which often results in our taking large positions in the securities of, or making large loans to, a particular issuer or issuers in a particular industry, country or region. For further information regarding our country risk exposure, see also “Quantitative and Qualitative Disclosures about Risk—Country Risk.”
Credit Risk
Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. For more information on how we monitor and manage credit risk, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.”

11	December 2019 Form 10-K

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
Our valuations related to, and reserves for losses on, credit exposures rely on complex models, estimates, and subjective judgments about the future. While we believe current valuations and reserves adequately address our perceived levels of risk, future economic conditions that differ from or are more severe than forecast, inaccurate models or assumptions, or external factors such as natural disasters, could lead to inaccurate measurement of or deterioration of credit quality of our borrowers and counterparties or the value of collateral and result in unexpected losses. In addition, we may incur higher than anticipated credit losses in periods of market illiquidity or as a result of disputes with counterparties over the valuation of collateral during periods of economic stress.
Certain of our credit exposures are concentrated by product, industry or country. Although our models and estimates account for correlations among related types of exposures, a change in the market environment for a concentrated product or an external factor impacting a concentrated industry or country may result in credit losses in excess of amounts forecast. Concentrations of credit risk are managed through the Firm’s comprehensive and global Credit Limits Framework.
In addition, as a clearing member of several central counterparties, we are responsible for the defaults or misconduct of our customers and could incur financial losses in the event of default by other clearing members. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

A default by a large financial institution could adversely affect financial markets.
The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships among the institutions. Increased centralization of trading activities through particular clearing houses, central agents or exchanges as required by provisions of the Dodd-Frank Act may increase our concentration of risk with respect to these entities. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as systemic risk and may adversely affect financial intermediaries, such as clearing houses, clearing agencies, exchanges, banks and securities firms, with which we interact on a daily basis and, therefore, could adversely affect us. See also “Systemic Risk Regime” under “Business—Supervision and Regulation—Financial Holding Company.”
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). Legal, regulatory and compliance risk is included in the scope of operational risk and is discussed below under “Legal, Regulatory and Compliance Risk.” For more information on how we monitor and manage operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk.”
We are subject to operational risks, including a failure, breach or other disruption of our operations or security systems or those of our third parties (or third parties thereof), as well as human error or malfeasance, which could adversely affect our businesses or reputation.
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

December 2019 Form 10-K	12

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
We also face the risk of operational failure or disruption of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our lending, securities and derivatives transactions. In the event of a breakdown or improper operation of our or a direct or indirect third party’s systems (or third parties thereof) or processes or improper or unauthorized action by third parties, including consultants and subcontractors or our employees, we could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses, regulatory sanctions or damage to our reputation.
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
There can be no assurance that our business contingency and security response plans fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses and the communities where we are located, which are concentrated in the New York metropolitan area, London, Hong Kong and Tokyo, as well as Baltimore, Glasgow, Frankfurt, Budapest and Mumbai. This may include a disruption involving physical site access; cybersecurity incidents; terrorist activities; political unrest; disease pandemics; catastrophic events; climate-related incidents and natural disasters (such as earthquakes, tornadoes, hurricanes and wildfires); electrical outage; environmental hazard; computer servers; communications or other services we use; our employees or third parties with whom we conduct business.
Although we employ backup systems for our data, those backup systems may be unavailable following a disruption, the affected data may not have been backed up or may not be recoverable from the backup, or the backup data may be costly to recover, which could adversely affect our business.

Notwithstanding evolving technology and technology-based risk and control systems, our businesses ultimately rely on people, including our employees and those of third parties with which we conduct business. As a result of human error or engagement in violations of applicable policies, laws, rules or procedures, certain errors or violations are not always discovered immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. These can include calculation errors, mistakes in addressing emails or other communications, errors in software or model development or implementation, or errors in judgment, as well as intentional efforts to disregard or circumvent applicable policies, laws, rules or procedures. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for us.
We conduct business in various jurisdictions outside the U.S., including jurisdictions that may not have comparable levels of protection for their corporate assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. The protection afforded in those jurisdictions may be less established and/or predictable than in the U.S. or other jurisdictions in which we operate. As a result, there may also be heightened risks associated with the potential theft of their data, technology and intellectual property in those jurisdictions by domestic or foreign actors, including private parties and those affiliated with or controlled by state actors. Any theft of data, technology or intellectual property may negatively impact our operations and reputation, including disrupting the business activities of our subsidiaries, affiliates, joint ventures or clients conducting business in those jurisdictions.
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
Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends. In addition to the growing sophistication of certain parties, the commoditization of cyber

13	December 2019 Form 10-K

tools which are able to be weaponized by less sophisticated actors has led to an increase in the exploitation of technological vulnerabilities. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Foreign state actors have become more sophisticated over time, increasing the risk of such an attack. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors or other third parties or users of our systems to disclose sensitive information in order to gain access to our data or that of our employees or clients.
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
Like other financial services firms, the Firm, its third party providers, and its clients continue to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks, data breaches and other events. There can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale.
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
We continue to make investments with a view toward maintaining and enhancing its cybersecurity posture. The cost of managing cyber and information security risks and attacks along with complying with new, increasingly expansive, and evolving regulatory requirements could adversely affect our results of operations and business.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern as well as the associated funding risks triggered by the market or idiosyncratic stress events that may negatively affect our liquidity and may impact our ability to raise new funding. For more information on how we monitor and manage liquidity risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk.”
Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.
Liquidity is essential to our businesses. Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets, our inability to access the secured lending markets, or unanticipated outflows of cash or collateral by customers or clients. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including

December 2019 Form 10-K	14

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
If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment portfolios or trading assets, to meet maturing liabilities or other obligations. We may be unable to sell some of our assets or we may have to sell assets at a discount to market value, either of which could adversely affect our results of operations, cash flows and financial condition.
Our borrowing costs and access to the debt capital markets depend on our credit ratings.
The cost and availability of unsecured financing generally are impacted by our long-term and short-term credit ratings. The rating agencies continue to monitor certain company-specific and industry-wide factors that are important to the determination of our credit ratings. These include governance, the level and quality of earnings, capital adequacy, liquidity and funding, risk appetite and management, asset quality, strategic direction, business mix, regulatory or legislative changes, macro-economic environment, and perceived levels of support, and it is possible that they could downgrade our ratings and those of similar institutions.
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
Termination of our trading and other agreements could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. The additional collateral or termination payments which may occur in the event of a future credit rating downgrade vary by contract and can be based on ratings by either or both of Moody’s Investors Service, Inc. and S&P Global Ratings. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings—

Incremental Collateral or Terminating Payments upon Potential Future Rating Downgrade.”
We are a holding company and depend on payments from our subsidiaries.
The Parent Company has no operations and depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Regulatory restrictions, tax restrictions or elections and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws, regulations and self-regulatory organization rules that limit, as well as authorize regulatory bodies to block or reduce, the flow of funds to the Parent Company, or that prohibit such transfers or dividends altogether in certain circumstances, including steps to “ring fence” entities by regulators outside of the U.S. to protect clients and creditors of such entities in the event of financial difficulties involving such entities.
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
Legal, Regulatory and Compliance Risk
Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation we may suffer as a result of our failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our

15	December 2019 Form 10-K

business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, anti-corruption and terrorist financing rules and regulations. For more information on how we monitor and manage legal, regulatory and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal and Compliance Risk.”
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
The Firm and its employees are, or will become, subject to (among other things) wide-ranging regulation and supervision, intensive scrutiny of our businesses and any plans for expansion of those businesses, limitations on new activities, a systemic risk regime that imposes heightened capital and liquidity and funding requirements and other enhanced prudential standards, resolution regimes and resolution planning requirements, requirements for maintaining minimum amounts of TLAC and external long-term debt, restrictions on activities and investments imposed by the Volcker Rule, comprehensive derivatives regulation, market structure regulation, tax regulations, antitrust laws, trade and transaction reporting obligations, and broadened fiduciary obligations.
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
In addition, regulatory requirements that are being imposed by foreign policymakers and regulators may be inconsistent or conflict with regulations that we are subject to in the U.S. and may adversely affect us. Legal and regulatory requirements continue to be subject to ongoing change, which may result in significant new costs to comply with new or revised requirements as well as to monitor for compliance on an ongoing basis.

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
Further, because both our resolution plan contemplates an SPOE strategy under the U.S. Bankruptcy Code and the FDIC has proposed an SPOE strategy through which it may apply its orderly liquidation authority powers, we believe that the application of an SPOE strategy is the reasonably likely outcome if either our resolution plan were implemented or a resolution proceeding were commenced under the orderly liquidation authority. An SPOE strategy generally contemplates the provision of adequate capital and liquidity by the Parent Company to certain of its subsidiaries so that such subsidiaries have the resources necessary to implement the resolution strategy, and the Parent Company has entered into a secured amended and restated support agreement with its material entities, as defined in our resolution plan, pursuant to which it would provide such capital and liquidity to such entities.
In further development of our SPOE strategy, we have created a wholly owned, direct subsidiary of the Parent Company, Morgan Stanley Holdings LLC (“Funding IHC”), to serve as a resolution funding vehicle. The Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to the Funding IHC. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its material assets that can be contributed under the terms

December 2019 Form 10-K	16

of the amended and restated support agreement (other than shares in subsidiaries of the Parent Company and certain other assets) (“Contributable Assets”), to the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to our material entities.
The obligations of the Parent Company and the Funding IHC under the amended and restated support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company and certain other assets), and the assets of the Funding IHC. As a result, claims of our material entities, including the Funding IHC, against the assets of the Parent Company with respect to such secured assets are effectively senior to unsecured obligations of the Parent Company.
Although an SPOE strategy, whether applied pursuant to our resolution plan or in a resolution proceeding under the orderly liquidation authority, is intended to result in better outcomes for creditors overall, there is no guarantee that the application of an SPOE strategy, including the provision of support to the Parent Company’s material entities pursuant to the secured amended and restated support agreement, will not result in greater losses for holders of our securities compared to a different resolution strategy for us.
Regulators have taken and proposed various actions to facilitate an SPOE strategy under the U.S. Bankruptcy Code, the orderly liquidation authority and other resolution regimes. For example, the Federal Reserve requires top-tier BHCs of U.S. G-SIBs, including the Firm, to maintain minimum amounts of equity and eligible long-term debt TLAC in order to ensure that such institutions have enough loss-absorbing resources at the point of failure to be recapitalized through the conversion of debt to equity or otherwise by imposing losses on eligible TLAC where the SPOE strategy is used. The combined implication of the SPOE resolution strategy and the TLAC requirement is that our losses will be imposed on the holders of eligible long-term debt and other forms of eligible TLAC issued by the Parent Company before any losses are imposed on the holders of the debt securities of our operating subsidiaries or before putting U.S. taxpayers at risk.
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

17	December 2019 Form 10-K

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
We originate loans secured by commercial and residential properties. Further, we securitize and trade in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and CMBS. In connection with these activities, we have provided, or otherwise agreed to be responsible for, certain representations and warranties. Under certain circumstances, we may be required to repurchase such assets or make other payments related to such assets if such representations and warranties were breached. We have also made representations and warranties in connection with our role as an originator of certain commercial mortgage loans that we securitized in CMBS. For additional information, see also Note 13 to the financial statements.
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

December 2019 Form 10-K	18

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
Risk Management
Our risk management strategies, models and processes may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk, which could result in unexpected losses.
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
While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. For example, to the extent that our trading or investing activities involve less liquid trading markets or are otherwise subject to restrictions on sales or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. We may, therefore, incur losses in the course of our trading or investing activities. For more information on how we monitor and manage market and certain other risks and related strategies, models and processes, see “Quantitative and Qualitative Disclosures about Risk—Market Risk.”
Planned replacement of London Interbank Offered Rate and replacement or reform of other interest rate benchmarks could adversely affect our business, financial condition and results of operations.
Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks (collectively, the “IBORs”). A transition away from the widespread use of such rates to alternative rates and other potential interest rate benchmark reforms has begun and will continue over the course of the next few years. For example, the FCA, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. As a result, there is considerable uncertainty regarding the publication of LIBOR beyond 2021, and regulators globally have continued to emphasize the need for the industry to plan accordingly.
The Federal Reserve Bank of New York now publishes three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate, which had been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve and the Federal Reserve Bank of New York. Further, the Bank of England is publishing a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Central bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have selected alternative reference rates denominated in other currencies.
The market transition away from IBORs to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, such transition or reform could:

•
Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any IBOR-linked securities, loans and derivatives that are included in our financial assets and liabilities;

19	December 2019 Form 10-K

•
Require extensive changes to documentation that governs or references IBOR or IBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding securities and related hedging transactions;

•
Result in a population of products with documentation that governs or references IBOR or IBOR-based products but that cannot be amended due to an inability to obtain sufficient consent from counterparties or product owners;

•	Result in inquiries or other actions from regulators in respect of our (or the market’s) preparation and readiness for the replacement of an IBOR with one or more alternative reference rates;

•
Result in disputes, litigation or other actions with clients, counterparties and investors, in various scenarios, such as regarding the interpretation and enforceability of provisions in IBOR-based products such as fallback language or other related provisions, including in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between the IBORs and the various alternative reference rates;

•
Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from IBORs to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.
Other factors include the pace of the transition to the alternative reference rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.
Competitive Environment
We face strong competition from financial services firms and others, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.
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
Automated trading markets and the introduction and application of new technologies may adversely affect our business and may increase competition.
We have experienced intense price competition in some of our businesses in recent years. In particular, the ability to execute securities, derivatives and other financial instrument trades electronically on exchanges, swap execution facilities, other automated trading platforms and the introduction and application of new technologies has increased the pressure on bid-offer spreads, commissions, markups or comparable fees. The trend toward direct access to automated, electronic markets will likely continue and will likely increase as additional markets move to more automated trading platforms. We have experienced and it is likely that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors may seek to obtain market share by reducing bid-offer spreads, commissions, markups or fees.
Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.
Our people are our most important resource and competition for qualified employees is intense. If we are unable to continue to attract and retain highly qualified employees, or do so at levels

December 2019 Form 10-K	20

or in forms necessary to maintain our competitive position, or if compensation costs required to attract and retain employees become more expensive, our performance, including our competitive position and results of operations, could be materially adversely affected.
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
We are subject to numerous political, economic, legal, tax, operational, franchise and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, increased taxes and levies, and other restrictive governmental actions, as well as the outbreak of hostilities or political and governmental instability. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market.
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
The emergence of a disease pandemic, such as the coronavirus, or other widespread health emergencies, natural disasters, terrorist activities or military actions, or social or political tensions, could create economic and financial disruptions in emerging markets or in other areas of the global economy that could adversely affect our businesses, or could lead to operational difficulties (including travel limitations) that could impair our ability to manage or conduct our businesses around the world.

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
The U.K.’s withdrawal from the E.U. could adversely affect us.
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
On January 31, 2020, the U.K. withdrew from the E.U. under the terms of a withdrawal agreement between the U.K. and the E.U. The withdrawal agreement provides for a transition period to the end of December 2020, during which time the U.K. will continue to apply E.U. law as if it were a member state, and U.K. firms' passporting rights to provide financial services in E.U. jurisdictions will continue. Under the terms of the withdrawal agreement the U.K. and the E.U. may agree to an extension of the transition period for up to two years, although the U.K. Government has signaled that it will not seek any extension.
With respect to financial services, the withdrawal agreement provides that the U.K. and the E.U. will endeavor to conclude by June 2020 whether they will grant each other equivalence under European financial regulations. Equivalence would provide a degree of access to E.U. markets for U.K. financial firms, although the extent and duration of such access remains subject to negotiation.
If equivalence (or any alternative arrangement) is not agreed, our U.K. licensed entities may be unable to provide regulated services in a number of E.U. jurisdictions from the end of December 2020, absent further regulatory relief.
Potential effects of the U.K. exit from the E.U. and potential mitigation actions may vary considerably depending on the nature of the future trading arrangements between the U.K. and the E.U.
While we have taken steps to make changes to our European operations in an effort to ensure that we can continue to provide cross-border banking and investment and other services in E.U. member states without the need for separate regulatory authorizations in each member state, as a result of the political uncertainty described above, it is currently unclear what the final

21	December 2019 Form 10-K

post-Brexit structure of our European operations will be. Given the potential negative disruption to regional and global financial markets, and depending on the extent to which we may be required to make material changes to our European operations beyond those implemented or planned, our results of operations and business prospects could be negatively affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments.”
Acquisition, Divestiture and Joint Venture Risk
We may be unable to fully capture the expected value from acquisitions, divestitures, joint ventures, minority stakes or strategic alliances.
In connection with past or future acquisitions, divestitures, joint ventures, minority stakes or strategic alliances (including with MUFG), we face numerous risks and uncertainties combining, transferring, separating or integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. Certain of these strategic initiatives, and integration thereof, may cause us to incur incremental expenses and may also require incremental financial, management and other resources.
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
There is no assurance that any of our acquisitions, divestitures or investments will be successfully integrated or disaggregated or yield all of the positive benefits and synergies anticipated. If we are not able to integrate or disaggregate successfully our past and future acquisitions or dispositions, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.
Certain of our business initiatives, including expansions of existing businesses, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes, services, competitors, and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held, or services are being delivered.

For more information regarding the regulatory environment in which we operate, see also “Business—Supervision and Regulation.”

December 2019 Form 10-K	22

Selected Financial Data
Income Statement Data

$ in millions	2019	2018	2017	2016	2015
Revenues
Total non-interest revenues[1]	$36,725	$36,301	$34,645	$30,933	$32,062
Interest income	17,098	13,892	8,997	7,016	5,835
Interest expense	12,404	10,086	5,697	3,318	2,742
Net interest	4,694	3,806	3,300	3,698	3,093
Net revenues	41,419	40,107	37,945	34,631	35,155
Non-interest expenses
Compensation and benefits	18,837	17,632	17,166	15,878	16,016
Non-compensation expenses[1]	11,281	11,238	10,376	9,905	10,644
Total non-interest expenses	30,118	28,870	27,542	25,783	26,660
Income from continuing operations before income taxes	11,301	11,237	10,403	8,848	8,495
Provision for (benefit from) income taxes	2,064	2,350	4,168	2,726	2,200
Income from continuing operations	9,237	8,887	6,235	6,122	6,295
Income (loss) from discontinued operations, net of income taxes	—	(4)	(19)	1	(16)
Net income	$9,237	$8,883	$6,216	$6,123	$6,279
Net income applicable to noncontrolling interests	195	135	105	144	152
Net income applicable to Morgan Stanley	$9,042	$8,748	$6,111	$5,979	$6,127
Preferred stock dividends and other	530	526	523	471	456
Earnings applicable to Morgan Stanley common shareholders	$8,512	$8,222	$5,588	$5,508	$5,671
Amounts applicable to Morgan Stanley
Income from continuing operations	$9,042	$8,752	$6,130	$5,978	$6,143
Income (loss) from discontinued operations	—	(4)	(19)	1	(16)
Net income applicable to Morgan Stanley	$9,042	$8,748	$6,111	$5,979	$6,127
Effective income tax rate from continuing operations	18.3%	20.9%	40.1%	30.8%	25.9%

Financial Measures

	2019	2018	2017	2016	2015
ROE[2]	11.7%	11.8%	8.0%	8.0%	8.5%
ROTCE[2,3]	13.4%	13.5%	9.2%	9.3%	9.9%
Common Share-Related Data

	2019	2018	2017	2016	2015
Per common share
Earnings (basic)[4]	$5.26	$4.81	$3.14	$2.98	$2.97
Earnings (diluted)[4]	5.19	4.73	3.07	2.92	2.90
Book value[5]	45.82	42.20	38.52	36.99	35.24
Tangible book value[3,5]	40.01	36.99	33.46	31.98	30.26
Dividends declared	1.30	1.10	0.90	0.70	0.55
Common shares outstanding
in millions
At December 31	1,594	1,700	1,788	1,852	1,920
Annual average:
Basic	1,617	1,708	1,780	1,849	1,909
Diluted	1,640	1,738	1,821	1,887	1,953
Balance Sheet Data

$ in millions	2019	2018	2017	2016	2015
GLR[6]	$217,457	$249,735	$192,660	$202,297	$203,264
Loans[7]	130,637	115,579	104,126	94,248	85,759
Total assets	895,429	853,531	851,733	814,949	787,465
Deposits	190,356	187,820	159,436	155,863	156,034
Borrowings	192,627	189,662	192,582	165,716	155,941
Morgan Stanley shareholders’ equity	81,549	80,246	77,391	76,050	75,182
Common shareholders’ equity	73,029	71,726	68,871	68,530	67,662
Tangible common shareholders’ equity[3]	63,780	62,879	59,829	59,234	58,098

1.
Effective January 1, 2018, the Firm adopted new accounting guidance related to Revenue from Contracts with Customers, which, among other things, requires a gross presentation of certain costs that were previously netted against net revenues. Prior period results have not been restated pursuant to this guidance.

2.	ROE and ROTCE represent earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively.

3.	Represents a non-GAAP measure. See “Executive Summary—Selected Non-GAAP Financial Information.”

4.	For further information on basic and diluted earnings (loss) per common share, see Note 16 to the financial statements.

5.	Book value per common share and tangible book value per common share equal common shareholders’ equity and tangible common shareholders’ equity, respectively, divided by common shares outstanding.

6.	For a discussion of the GLR, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Global Liquidity Reserve” herein.

7.
Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 8 to the financial statements).

23	December 2019 Form 10-K

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K. For an analysis of 2018 results compared with 2017 results, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Form 10-K.
A description of the clients and principal products and services of each of our business segments is as follows:
Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing, prime brokerage and market-making activities in equity and fixed income products, including foreign exchange and commodities. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending financing to sales and trading customers. Other activities include Asia wealth management services, investments and research.

Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions covering: brokerage and investment advisory services; financial and wealth planning services; stock plan administration services; annuity and insurance products; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
Investment Management provides a broad range of investment strategies and products that span geographies, asset classes, and public and private markets to a diverse group of clients across institutional and intermediary channels. Strategies and products, which are offered through a variety of investment vehicles, include equity, fixed income, liquidity and alternative/other products. Institutional clients include defined benefit/defined contribution plans, foundations, endowments, government entities, sovereign wealth funds, insurance companies, third-party fund sponsors and corporations. Individual clients are generally served through intermediaries, including affiliated and non-affiliated distributors.
The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; risk factors; legislative, legal and regulatory developments; and other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition,” “Business—Supervision and Regulation,” “Risk Factors” and “Liquidity and Capital Resources—Regulatory Requirements” herein.

December 2019 Form 10-K	24

Management's Discussion and Analysis

Executive Summary
Overview of Financial Results
Consolidated Results
Net Revenues1
($ in millions)

Net Income Applicable to Morgan Stanley
($ in millions)

Earnings per Common Share2

$3.14
$3.07
$4.81
$4.73
$5.26
$5.19
2017
2018
2019
Basic EPS
Diluted EPS

Net Income Applicable to Morgan Stanley and Diluted EPS on a U.S. GAAP and Adjusted Basis

$ in millions, except per share data	2019	2018	2017
Net income applicable to Morgan Stanley
U.S. GAAP	$9,042	$8,748	$6,111
Adjusted—Non-GAAP[3]	8,694	8,545	7,079
Earnings per diluted common share
U.S. GAAP[2]	$5.19	$4.73	$3.07
Adjusted—Non-GAAP[3]	4.98	4.61	3.60

1.
Effective January 1, 2018, the Firm adopted new accounting guidance related to Revenue from Contracts with Customers, which among other things, requires a gross presentation of certain costs that were previously netted against net revenues. 2017 results have not been restated pursuant to this guidance.

2.	For further information on basic and diluted EPS, see Note 16 to the financial statements.

3.
Represents a non-GAAP measure, see “Selected Non-GAAP Financial Information” herein. Adjusted amounts exclude net discrete tax provisions (benefits) that are intermittent and include those that are recurring. Provisions (benefits) related to conversion of employee share-based awards are expected to occur every year and, as such, are considered recurring discrete tax items. For further information on the net discrete tax provisions (benefits), see “Supplemental Financial Information—Income Tax Matters” herein.

2019 Compared with 2018

•
We reported net revenues of $41,419 million in 2019 compared with $40,107 million in 2018. For 2019, net income applicable to Morgan Stanley was $9,042 million, or $5.19 per diluted common share, compared with $8,748 million, or $4.73 per diluted common share, in 2018.

•
Results for 2019 and 2018 include intermittent net discrete tax benefits of $348 million and $203 million or $0.21 and $0.12 per diluted common share, respectively, primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations.

•
Excluding the intermittent net discrete tax items, net income applicable to Morgan Stanley was $8,694 million, or $4.98 per diluted common share in 2019, compared with $8,545 million, or $4.61 per diluted common share, in 2018 (see “Selected Non-GAAP Financial Information” herein).

25	December 2019 Form 10-K

Management's Discussion and Analysis

Non-interest Expenses1, 2
($ in millions)

1.	The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.

2.
Effective January 1, 2018, the Firm adopted new accounting guidance related to Revenue from Contracts with Customers, which among other things, requires a gross presentation of certain costs that were previously netted against net revenues. 2017 results have not been restated pursuant to this guidance.

2019 Compared with 2018

•
Compensation and benefits expenses of $18,837 million in 2019 increased 7% from $17,632 million in 2018. The 2019 results reflect increases in the fair value of investments to which certain deferred compensation plans are referenced, carried interest, salaries, and severance-related costs. These increases were partially offset by decreases in discretionary incentive compensation and the roll-off of certain acquisition-related employee retention loans.

•	Non-compensation expenses of $11,281 million in 2019 were relatively unchanged from $11,238 million in 2018, with increased investment in technology offset by lower professional services expenses.

Business Segment Results
Net Revenues by Segment1, 2
($ in millions)

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

1.
The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not total to 100% due to intersegment eliminations. See Note 21 to the financial statements for details of intersegment eliminations.

2.
Effective January 1, 2018, the Firm adopted new accounting guidance related to Revenue from Contracts with Customers, which among other things, requires a gross presentation of certain costs that were previously netted against net revenues. This new guidance had the effect of increasing revenues reported in the Institutional Securities and Investment Management business segments. 2017 results have not been restated pursuant to this guidance.

December 2019 Form 10-K	26

Management's Discussion and Analysis

2019 Compared with 2018

•
Institutional Securities net revenues of $20,386 million in 2019 were relatively unchanged from 2018, reflecting a mixed market backdrop, with lower revenues from Equity sales and trading and Investment banking offset by higher Fixed income and Other sales and trading revenues.

•
Wealth Management net revenues of $17,737 million in 2019 increased 3% from 2018, primarily reflecting higher Transactional revenues due to gains related to investments associated with certain deferred compensation plans.

•
Investment Management net revenues of $3,763 million in 2019 increased 37% from 2018, primarily reflecting higher Investments revenues, principally driven by an underlying investment's initial public offering within an Asia private equity fund.

Net Revenues by Region1, 2
($ in millions)

1.	The percentages on the bars in the charts represent the contribution of each region to the total.

2.	For a discussion of how the geographic breakdown for net revenues is determined, see Note 21 to the financial statements.

Financial Measures

	2019	2018	2017
Consolidated financial measures
ROE	11.7%	11.8%	8.0%
Adjusted ROE[1,2]	11.2%	11.5%	9.4%
ROTCE[1]	13.4%	13.5%	9.2%
Adjusted ROTCE[1,2]	12.9%	13.2%	10.8%
Expense efficiency ratio[3]	72.7%	72.0%	72.6%
Pre-tax margin[4]	27.3%	28.0%	27.4%
Worldwide employees	60,431	60,348	57,633
Pre-tax margin by segment[4]
Institutional Securities	27%	30%	30%
Wealth Management	27%	26%	26%
Investment Management	26%	17%	18%

	At December 31, 2019	At December 31, 2018
Capital ratios[5]
Common Equity Tier 1 capital	16.4%	16.9%
Tier 1 capital	18.6%	19.2%
Total capital	21.0%	21.8%
Tier 1 leverage	8.3%	8.4%
SLR	6.4%	6.5%

1.	Represents a non-GAAP measure. See “Selected Non-GAAP Financial Information” herein.

2.
Adjusted amounts exclude net discrete tax provisions (benefits) that are intermittent and include those that are recurring. Provisions (benefits) related to conversion of employee share-based awards are expected to occur every year and, as such, are considered recurring discrete tax items. For further information on the net discrete tax provisions (benefits), see “Supplemental Financial Information—Income Tax Matters” herein.

3.	The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.

4.	Pre-tax margin represents income from continuing operations before income taxes as a percentage of net revenues.

5.
At December 31, 2019 and 2018, our risk-based capital ratios are based on the Standardized Approach rules. For a discussion of our capital ratios, see "Liquidity and Capital Resources—Regulatory Requirements" herein.

Selected Non-GAAP Financial Information
We prepare our financial statements using U.S. GAAP. From time to time, we may disclose certain “non-GAAP financial measures” in this document or in the course of our earnings releases, earnings and other conference calls, financial presentations, definitive proxy statement and otherwise. A “non-GAAP financial measure” excludes, or includes, amounts from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We consider the non-GAAP financial measures we disclose to be useful to us, investors, analysts and other stakeholders by providing further transparency about, or an alternate means of assessing, our financial condition, operating results, prospective regulatory capital requirements or capital adequacy.
These measures are not in accordance with, or a substitute for, U.S. GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever we refer to a non-GAAP financial measure, we will also generally define it or present the most directly comparable

27	December 2019 Form 10-K

Management's Discussion and Analysis

financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the U.S. GAAP financial measure and the non-GAAP financial measure.
The principal non-GAAP financial measures presented in this document are set forth in the following tables.
Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

$ in millions, except per share data	2019	2018	2017
Net income applicable to Morgan Stanley	$9,042	$8,748	$6,111
Impact of adjustments	(348)	(203)	968
Adjusted net income applicable to Morgan Stanley—non-GAAP[1]	$8,694	$8,545	$7,079
Earnings per diluted common share	$5.19	$4.73	$3.07
Impact of adjustments	(0.21)	(0.12)	0.53
Adjusted earnings per diluted common share —non-GAAP[1]	$4.98	$4.61	$3.60
Effective income tax rate	18.3%	20.9%	40.1%
Impact of adjustments	3.0%	1.8%	(9.3)%
Adjusted effective income tax rate—non-GAAP[1]	21.3%	22.7%	30.8%

	Average Monthly Balance
$ in millions	2019	2018	2017
Tangible equity
Morgan Stanley shareholders’ equity	$81,240	$78,497	$78,230
Less: Goodwill and net intangible assets	(9,140)	(8,985)	(9,158)
Tangible Morgan Stanley shareholders’ equity	$72,100	$69,512	$69,072
Common shareholders' equity	$72,720	$69,977	$69,787
Less: Goodwill and net intangible assets	(9,140)	(8,985)	(9,158)
Tangible common shareholders' equity	$63,580	$60,992	$60,629

$ in billions	2019	2018	2017
Average common equity
Unadjusted—GAAP	$72.7	$70.0	$69.8
Adjusted[1]—Non-GAAP	72.6	69.9	69.9
ROE[2]
Unadjusted—GAAP	11.7%	11.8%	8.0%
Adjusted[1,3]—Non-GAAP	11.2%	11.5%	9.4%
Average tangible common equity—Non-GAAP
Unadjusted	$63.6	$61.0	$60.6
Adjusted[1]	63.5	60.9	60.7
ROTCE[2]—Non-GAAP
Unadjusted	13.4%	13.5%	9.2%
Adjusted[1,3]	12.9%	13.2%	10.8%

Non-GAAP Financial Measures by Business Segment

$ in billions	2019	2018	2017
Average common equity[4,5]
Institutional Securities	$40.4	$40.8	$40.2
Wealth Management	18.2	16.8	17.2
Investment Management	2.5	2.6	2.4
Average tangible common equity[4,5]
Institutional Securities	$39.9	$40.1	$39.6
Wealth Management	10.2	9.2	9.3
Investment Management	1.5	1.7	1.6
ROE[6]
Institutional Securities	10.4%	11.0%	7.8%
Wealth Management	19.8%	20.0%	12.9%
Investment Management	28.9%	14.2%	10.1%
ROTCE[6]
Institutional Securities	10.5%	11.2%	7.9%
Wealth Management	35.6%	36.6%	23.8%
Investment Management	46.6%	22.2%	14.8%

1.
Adjusted amounts exclude net discrete tax provisions (benefits) that are intermittent and include those that are recurring. Provisions (benefits) related to conversion of employee share-based awards are expected to occur every year and, as such, are considered recurring discrete tax items. For further information on the net discrete tax provisions (benefits), see “Supplemental Financial Information—Income Tax Matters” herein.

2.
ROE and ROTCE represent earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively. When excluding intermittent net discrete tax provisions (benefits), both the numerator and average denominator are adjusted.

3.	The calculations used in determining our “ROE and ROTCE Targets” referred to in the following section are the Adjusted ROE and Adjusted ROTCE amounts shown in this table.

4.
Average common equity and average tangible common equity for each business segment is determined using our Required Capital framework (see "Liquidity and Capital Resources—Regulatory Requirements—Attribution of Average Common Equity According to the Required Capital Framework” herein).

5.	The sums of the segments' Average common equity and Average tangible common equity do not equal the Consolidated measures due to Parent equity.

6.
The calculation of ROE and ROTCE by segment uses net income applicable to Morgan Stanley by segment less preferred dividends allocated to each segment as a percentage of average common equity and average tangible common equity, respectively, allocated to each segment.

December 2019 Form 10-K	28

Management's Discussion and Analysis

Return on Equity and Tangible Common Equity Targets
We previously established an ROE Target of 10% to 13%, and an ROTCE Target of 11.5% to 14.5%. Excluding the impact of intermittent net discrete tax items, we generated an 11.2% ROE and a 12.9% ROTCE for 2019.
In January 2020, we established a new ROTCE Target of 13% to 15% to be achieved over the next two years.
Our ROTCE Target is a forward-looking statement that may be materially affected by many factors, including, among other things: macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; outsized legal expenses or penalties; the ability to maintain a reduced level of expenses; and capital levels. See “Forward-Looking Statements” and “Risk Factors” for additional information.
For non-GAAP measures (ROTCE and ROE excluding intermittent net discrete tax items), see “Selected Non-GAAP Financial Information” herein. For information on the impact of intermittent net discrete tax items, see “Supplemental Financial Information—Income Tax Matters” herein.
Business Segments
Substantially all of our operating revenues and operating expenses are directly attributable to our business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures. See Note 21 to the financial statements for information on intersegment transactions.
Net Revenues
Investment Banking
Investment banking revenues are derived from client engagements in which we act as an adviser, underwriter or distributor of capital.
Within the Institutional Securities business segment, these revenues are primarily composed of fees earned from underwriting equity and fixed income securities, syndicating loans and advisory services in relation to mergers, acquisitions and restructurings.
Within the Wealth Management business segment, these revenues are derived from the distribution of newly issued securities.
Trading
Trading revenues include the realized gains and losses from transactions in financial instruments, unrealized gains and losses from ongoing changes in the fair value of our positions and gains and losses from financial instruments used to economically hedge compensation expense related to certain employee deferred compensation plans.
Within the Institutional Securities business segment, Trading revenues arise from transactions in cash instruments and derivatives in which we act as a market maker for our clients. In this role, we stand ready to buy, sell or otherwise transact with customers under a variety of market conditions and to provide firm or indicative prices in response to customer requests. Our liquidity obligations can be explicit in some cases, and in others, customers expect us to be willing to transact with them. In order to most effectively fulfill our market-making function, we engage in activities across all of our trading businesses that include, but are not limited to:

•
taking positions in anticipation of, and in response to, customer demand to buy or sell and—depending on the liquidity of the relevant market and the size of the position—to hold those positions for a period of time;

•	building, maintaining and rebalancing inventory through trades with other market participants;

•	managing and assuming basis risk (risk associated with imperfect hedging) between customized customer risks and the standardized products available in the market to hedge those risks;

•	trading in the market to remain current on pricing and trends; and

•	engaging in other activities to provide efficiency and liquidity for markets.
In many markets, the realized and unrealized gains and losses from purchase and sale transactions will include any spreads between bids and offers. Certain fees received on loans carried at fair value and dividends from equity securities are also recorded in Trading revenues since they relate to positions carried at fair value.
Within the Wealth Management business segment, Trading revenues primarily include revenues from customers’ purchases and sales of fixed income instruments in which we act as principal, and gains and losses related to investments associated with certain employee deferred compensation plans.
Investments
Investments revenues are composed of realized and unrealized gains and losses derived from investments, including those associated with employee deferred compensation and co-investment plans. Estimates of the fair value of the investments that produce these revenues may involve significant judgment and may fluctuate significantly over time in light of business,

29	December 2019 Form 10-K

Management's Discussion and Analysis

market, economic and financial conditions, generally or in relation to specific transactions.
Within the Institutional Securities segment, gains and losses are primarily from business-related investments. Certain investments are subject to sale restrictions. Typically, there are no fee revenues from these investments.
Within the Investment Management business segment, Investments revenues, in addition to gains and losses from investments, include performance-based fees in the form of carried interest, a portion of which is subject to reversal. The business is entitled to receive carried interest when the return in certain funds exceeds specified performance targets. Additionally, there are certain sponsored Investment Management funds consolidated by us where revenues are primarily attributable to holders of noncontrolling interests.
Commissions and Fees
Commissions and fees result from arrangements in which the client is charged a fee for executing transactions related to securities, services related to sales and trading activities, and sales of other products.
Within the Institutional Securities business segment, commissions and fees include fees earned from trading activities, such as executing and clearing client transactions on major stock and derivative exchanges, as well as from OTC derivatives.
Within the Wealth Management business segment, commissions and fees primarily arise from client transactions in equity securities, insurance products, mutual funds, futures and options.
Asset Management
Asset management revenues include fees associated with the management and supervision of assets, and the distribution of funds and similar products.
Within the Wealth Management business segment, Asset management revenues are associated with advisory services and management of assets, account service and administration, as well as distribution of products. These revenues are generally based on the net asset value of the account in which a client is invested.
Within the Investment Management business segment, Asset management revenues are primarily composed of fees received from mutual fund daily average net assets or based on monthly or quarterly invested equity for other vehicles. Performance-based fees, not in the form of carried interest, are earned on certain products and separately managed accounts as a percentage of appreciation generally earned by those products and, in certain cases, are based upon the achievement of performance criteria. These performance fees are generally recognized annually.
Net Interest
Interest income and Interest expense are functions of the level and mix of total assets and liabilities, including Trading assets and Trading liabilities, Investment securities (which include AFS and HTM securities), Securities borrowed or purchased under agreements to resell, Securities loaned or sold under agreements to repurchase, Loans, Deposits and Borrowings.
Within the Institutional Securities business segment, Net interest is a function of market-making strategies, customer activity in the prime brokerage business, and the prevailing level, term structure and volatility of interest rates. Net interest is impacted by market-making activities as securities held by the Firm earn interest, while securities that are loaned, borrowed, sold with agreements to repurchase and purchased with agreements to resell incur interest expense.
Within the Wealth Management business segment, Interest income is driven by Investment securities, Loans and margin loans. Interest expense is driven by Deposits and other funding.
Other
Other revenues for Institutional Securities include revenues and losses from equity method investments, lending commitments, fees earned in association with lending activities and the provision for loan losses.
Other revenues for Wealth Management are derived from realized gains and losses on AFS securities, the provision for loan losses, account handling fees, referral fees and other miscellaneous revenues.
Institutional Securities—Sales and Trading Revenues
Sales and trading net revenues are composed of Trading revenues, Commissions and fees, Asset management revenues and Net interest. These revenues, which can be impacted by a variety of interrelated market factors, including volumes, bid-offer spreads and inventory prices, as well as the impact of hedging activity, are viewed in the aggregate when assessing the performance and profitability of our sales and trading activities. We make transaction-related decisions based on, among other things, an assessment of the potential gain or loss associated with a transaction, including any associated commissions and fees, dividends, or net interest income, any costs associated with financing or hedging our positions and other related expenses.
Following is a description of the sales and trading activities within our equity and fixed income businesses, as well as how their results impact the income statement line items.

December 2019 Form 10-K	30

Management's Discussion and Analysis

Equity—Financing. We provide financing, prime brokerage and fund administration services to our clients active in the equity markets through a variety of products, including margin lending, securities lending and swaps. Results from this business are largely driven by the difference between financing income earned and financing costs incurred, which are reflected in Net interest for securities and equity lending products, and in Trading revenues for derivative products. Fees for providing fund administration services are reflected in Asset management revenues.
Equity—Execution services. A significant portion of the results for this business is generated by commissions and fees from executing and clearing client transactions on major stock and derivative exchanges, as well as from OTC transactions. We make markets for our clients in equity-related securities and derivative products, including those that provide liquidity and are utilized for hedging. Market making also generates gains and losses on positions held in inventory, which are reflected in Trading revenues.
Fixed income—Within fixed income, we make markets in various flow and structured products in order to facilitate client activity as part of the following products and services:

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

•
Commodities products and Other. We make markets in various commodity products related primarily to electricity, natural gas, oil and metals. Other activities primarily include results from the centralized management of our fixed income derivative counterparty exposures and managing derivative counterparty risk on behalf of clients. These activities are primarily recorded in Trading revenues.

Other sales and trading revenues include impacts from certain treasury functions, such as liquidity costs and gains and losses on economic hedges related to certain borrowings, certain activities associated with corporate lending, as well as gains and losses from financial instruments used to economically hedge compensation expense related to certain employee deferred compensation plans.
Compensation Expense
Compensation and benefits expenses include base salaries and fixed allowances, formulaic programs, discretionary incentive compensation, amortization of deferred cash and equity awards, changes in the fair value of investments to which certain deferred compensation plans are referenced, carried interest allocated to employees, severance costs, and other items such as health and welfare benefits.
The factors that drive compensation for our employees vary from period to period, from segment to segment and within a segment. For certain revenue-producing employees in the Wealth Management and Investment Management business segments, compensation is largely paid on the basis of formulaic payouts that link employee compensation to revenues. Compensation for other employees, including revenue-producing employees in the Institutional Securities business segment, include base salary and benefits, and may also include incentive compensation that is determined following the assessment of the Firm’s, business unit’s and individual’s performance.
Compensation expense for deferred cash-based compensation plans is recognized over the relevant vesting period and is adjusted based on the notional earnings of the referenced investments until distribution. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments made by the Firm, there is typically a timing difference between the immediate recognition of gains and losses on the Firm's investments and the compensation expense recognized over the vesting period.
Income Taxes
The income tax provision for our business segments is generally determined based on the revenues, expenses and activities directly attributable to each business segment. Certain items have been allocated to each business segment, generally in proportion to its respective net revenues or other relevant measures.

31	December 2019 Form 10-K

Management's Discussion and Analysis

Institutional Securities
Income Statement Information

				% Change
$ in millions	2019	2018	2017	2019	2018
Revenues
Investment banking	$5,734	$6,088	$5,537	(6)%	10%
Trading	10,318	11,191	10,295	(8)%	9%
Investments	325	182	368	79%	(51)%
Commissions and fees	2,484	2,671	2,433	(7)%	10%
Asset management	413	421	359	(2)%	17%
Other	632	535	630	18%	(15)%
Total non-interest revenues	19,906	21,088	19,622	(6)%	7%
Interest income	12,193	9,271	5,377	32%	72%
Interest expense	11,713	9,777	6,186	20%	58%
Net interest	480	(506)	(809)	195%	37%
Net revenues	20,386	20,582	18,813	(1)%	9%
Compensation and benefits	7,433	6,958	6,625	7%	5%
Non-compensation expenses	7,463	7,364	6,544	1%	13%
Total non-interest expenses	14,896	14,322	13,169	4%	9%
Income from continuing operations before income taxes	5,490	6,260	5,644	(12)%	11%
Provision for income taxes	769	1,230	1,993	(37)%	(38)%
Income from continuing operations	4,721	5,030	3,651	(6)%	38%
Income (loss) from discontinued operations, net of income taxes	—	(6)	(19)	100%	68%
Net income	4,721	5,024	3,632	(6)%	38%
Net income applicable to noncontrolling interests	122	118	96	3%	23%
Net income applicable to Morgan Stanley	$4,599	$4,906	$3,536	(6)%	39%

Investment Banking
Investment Banking Revenues

				% Change
$ in millions	2019	2018	2017	2019	2018
Advisory	$2,116	$2,436	$2,077	(13)%	17%
Underwriting:
Equity	1,708	1,726	1,484	(1)%	16%
Fixed Income	1,910	1,926	1,976	(1)%	(3)%
Total Underwriting	3,618	3,652	3,460	(1)%	6%
Total Investment banking	$5,734	$6,088	$5,537	(6)%	10%
Investment Banking Volumes

$ in billions	2019	2018	2017
Completed mergers and acquisitions[1]	$818	$1,114	$753
Equity and equity-related offerings[2,3]	61	64	65
Fixed income offerings[2,4]	270	241	307
Source: Refinitiv (formerly Thomson Reuters Financial & Risk), data as of January 2, 2020. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.

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

2019 Compared with 2018
Investment banking revenues of $5,734 million in 2019 decreased 6% from 2018, reflecting lower results in our advisory business.

•	Advisory revenues decreased primarily as a result of lower volumes of completed M&A activity.

•	Equity underwriting revenues were relatively unchanged as lower revenues in initial public offerings were offset by higher revenues in secondary block share trades.

•	Fixed income underwriting revenues were essentially unchanged as lower non-investment grade loan issuance fees were offset by higher fees from bond and investment grade loan issuances.

December 2019 Form 10-K	32

Management's Discussion and Analysis

Sales and Trading Net Revenues
By Income Statement Line Item

				% Change
$ in millions	2019	2018	2017	2019	2018
Trading	$10,318	$11,191	$10,295	(8)%	9%
Commissions and fees	2,484	2,671	2,433	(7)%	10%
Asset management	413	421	359	(2)%	17%
Net interest	480	(506)	(809)	195%	37%
Total	$13,695	$13,777	$12,278	(1)%	12%
By Business

				% Change
$ in millions	2019	2018	2017	2019	2018
Equity	$8,056	$8,976	$7,982	(10)%	12%
Fixed income	5,546	5,005	4,928	11%	2%
Other	93	(204)	(632)	146%	68%
Total	$13,695	$13,777	$12,278	(1)%	12%
Sales and Trading Revenues—Equity and Fixed Income

	2019
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$4,225	$372	$(514)	$4,083
Execution services	1,986	2,202	(215)	3,973
Total Equity	$6,211	$2,574	$(729)	$8,056
Total Fixed income	$5,171	$324	$51	$5,546

	2018
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$4,841	$394	$(661)	$4,574
Execution services	2,362	2,376	(336)	4,402
Total Equity	$7,203	$2,770	$(997)	$8,976
Total Fixed income	$4,793	$322	$(110)	$5,005

	2017
$ in millions	Trading	Fees[1]	Net Interest[2]	Total
Financing	$4,140	$363	$(762)	$3,741
Execution services	2,294	2,191	(244)	4,241
Total Equity	$6,434	$2,554	$(1,006)	$7,982
Total Fixed income	$4,453	$238	$237	$4,928

1.	Includes Commissions and fees and Asset management revenues.

2.	Includes funding costs, which are allocated to the businesses based on funding usage.

2019 Compared with 2018

Equity
Equity sales and trading net revenues of $8,056 million in 2019 decreased 10% from 2018, reflecting lower results in both our financing and execution services businesses.

•	Financing decreased from 2018, primarily due to lower realized spreads and commissions, reflected in lower Trading revenues.

•
Execution services decreased from 2018, reflecting lower Trading revenues as a result of less favorable inventory management in derivatives products due to lower levels of volatility. In addition, Commissions and fees decreased driven by changes in market volumes and commission mix in cash equities products.

Fixed Income
Fixed income net revenues of $5,546 million in 2019 were 11% higher than 2018, primarily driven by higher results in credit products, partially offset by lower results in global macro products.

•
Global macro products Trading revenues decreased primarily due to inventory management losses in certain foreign exchange and rates products as a result of movements in foreign exchange volatility and a decline in interest rates.

•	Credit products Trading revenues increased, primarily due to improved inventory management in corporate credit and securitized products and higher client activity in securitized products.

•	Commodities products and Other Trading revenues increased as gains from counterparty risk management were offset by lower client activity in commodities.
Fixed income Net interest increased compared with 2018, primarily reflecting changes in funding mix, partially offset by lower net spreads in securitized products.

Other

•
Other sales and trading revenues of $93 million in 2019 increased from 2018, reflecting an increase in the fair value of investments to which certain deferred compensation plans are referenced and changes in funding mix, partially offset by higher losses on hedges associated with corporate loans.

33	December 2019 Form 10-K

Management's Discussion and Analysis

Investments, Other Revenues, Non-interest Expenses and Income Tax Items

2019 Compared with 2018

Investments

•	In 2019, net investment gains of $325 million were higher compared with 2018, primarily as a result of realized gains associated with an investment's initial public offering in 2019.

Other Revenues

•
Other revenues of $632 million in 2019 increased from 2018, primarily as a result of mark-to-market gains in 2019 compared with losses in 2018 on loans held for sale. This increase was partially offset by a higher provision for loan losses, which in 2018 included the recovery of a previously charged off loan, and lower results in our Japanese joint venture Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”).

Non-interest Expenses
Non-interest expenses of $14,896 million in 2019 increased from 2018, reflecting a 7% increase in Compensation and benefits expenses and a 1% increase in Non-compensation expenses.

•
Compensation and benefits expenses increased in 2019, primarily due to an increase in the fair value of investments to which certain deferred compensation plans are referenced, higher salaries and severance-related costs, partially offset by decreases in discretionary incentive compensation.

•	Non-compensation expenses increased in 2019, reflecting higher investments in technology, partially offset by lower professional services expenses.

Income Tax Items
Intermittent net discrete tax benefits of $317 million and $182 million were recognized in Provision for income taxes in 2019 and 2018, respectively. For further information, see “Supplemental Financial Information—Income Tax Matters” herein.

December 2019 Form 10-K	34

Management's Discussion and Analysis

Wealth Management
Income Statement Information

				% Change
$ in millions	2019	2018	2017	2019	2018
Revenues
Investment banking	$509	$475	$533	7%	(11)%
Trading	734	279	848	163%	(67)%
Investments	2	1	3	100%	(67)%
Commissions and fees	1,726	1,804	1,737	(4)%	4%
Asset management	10,199	10,158	9,342	—%	9%
Other	345	248	268	39%	(7)%
Total non-interest revenues	13,515	12,965	12,731	4%	2%
Interest income	5,467	5,498	4,591	(1)%	20%
Interest expense	1,245	1,221	486	2%	151%
Net interest	4,222	4,277	4,105	(1)%	4%
Net revenues	17,737	17,242	16,836	3%	2%
Compensation and benefits	9,774	9,507	9,360	3%	2%
Non-compensation expenses	3,131	3,214	3,177	(3)%	1%
Total non-interest expenses	12,905	12,721	12,537	1%	1%
Income from continuing operations before income taxes	4,832	4,521	4,299	7%	5%
Provision for income taxes	1,104	1,049	1,974	5%	(47)%
Net income applicable to Morgan Stanley	$3,728	$3,472	$2,325	7%	49%
Financial Information and Statistical Data

$ in billions, except employee data	At December 31, 2019	At December 31, 2018
Client assets	$2,700	$2,303
Fee-based client assets[1]	$1,267	$1,046
Fee-based client assets as a percentage of total client assets	47%	45%
Client liabilities[2]	$90	$83
Investment securities portfolio	$67.2	$68.6
Loans and lending commitments	$93.2	$82.9
Wealth Management representatives	15,468	15,694

	2019	2018	2017
Per representative:
Revenues ($ in thousands)[3]	$1,136	$1,100	$1,068
Client assets ($ in millions)[4]	$175	$147	$151
Fee-based asset flows ($ in billions)[5]	$64.9	$65.9	$75.4

1.	Fee-based client assets represent the amount of assets in client accounts where the fee for services is calculated based on those assets.

2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.

3.	Revenues per representative equal Wealth Management’s net revenues divided by the average number of representatives.

4.	Client assets per representative equal total period-end client assets divided by period-end number of representatives.

5.	For a description of the Inflows and Outflows included in Fee-based asset flows, see Fee-based client assets herein. Excludes institutional cash management-related activity.

Transactional Revenues

				% Change
$ in millions	2019	2018	2017	2019	2018
Investment banking	$509	$475	$533	7%	(11)%
Trading	734	279	848	163%	(67)%
Commissions and fees	1,726	1,804	1,737	(4)%	4%
Total	$2,969	$2,558	$3,118	16%	(18)%
Transactional revenues as a % of Net revenues	17%	15%	19%

2019 Compared with 2018

Net Revenues

Transactional Revenues
Transactional revenues of $2,969 million in 2019 increased 16%, primarily as a result of higher Trading revenues, partially offset by lower Commissions and fees.

•	Investment banking revenues increased in 2019, primarily due to higher revenues from closed-end fund issuances.

•
Trading revenues increased in 2019, primarily due to gains related to investments associated with certain employee deferred compensation plans, partially offset by lower fixed income revenues driven by product mix.

•	Commissions and fees decreased in 2019, primarily due to changes in the mix of client activity in equities, partially offset by increased client activity in alternative products.

Asset Management
Asset management revenues of $10,199 million in 2019 were relatively unchanged compared with 2018, reflecting the effect of higher fee-based client assets levels due to market appreciation in 2019 and positive net flows, partially offset by the effect of lower fee-based client assets levels at the beginning of the year due to significant market declines in the fourth quarter of 2018, and lower average fee rates predominantly driven by shifts in the mix of fee-based client assets.
See “Fee-Based Client Assets Rollforwards” herein.

Other
Other revenues of $345 million in 2019 increased 39%, primarily due to higher realized gains from the AFS securities portfolio.

35	December 2019 Form 10-K

Management's Discussion and Analysis

Net Interest
Net interest of $4,222 million in 2019 was relatively unchanged compared with 2018, as higher costs due to changes in our funding mix and higher prepayment amortization expense related to mortgage-backed securities were offset by the impact of higher balances of and higher interest rates on Loans, and higher investment portfolio yields.
In addition, we centralized certain internal treasury activities as of January 1, 2019, which partially offset Interest income and Interest expense compared with the prior periods. The effect on Net interest income was not significant in 2019.

Non-interest Expenses
Non-interest expenses of $12,905 million in 2019 were relatively unchanged compared with 2018, as higher Compensation and benefits expenses were offset by lower Non-compensation expenses.

•
Compensation and benefits expenses increased in 2019, primarily due to increases in the fair value of investments to which certain deferred compensation plans are referenced and salaries, partially offset by the roll-off of certain acquisition-related employee retention loans.

•	Non-compensation expenses decreased in 2019, primarily as a result of lower professional services expenses and lower deposit insurance expense.
Fee-Based Client Assets Rollforwards

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	At December 31, 2019
Separately managed[1]	$279	$53	$(19)	$9	$322
Unified managed[2]	257	48	(39)	47	313
Advisor	137	27	(32)	23	155
Portfolio manager	353	75	(48)	55	435
Subtotal	$1,026	$203	$(138)	$134	$1,225
Cash management	20	36	(14)	—	42
Total fee-based client assets	$1,046	$239	$(152)	$134	$1,267

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	At December 31, 2018
Separately managed[1]	$252	$40	$(18)	$5	$279
Unified managed[2]	271	48	(34)	(28)	257
Advisor	149	29	(28)	(13)	137
Portfolio manager	353	71	(42)	(29)	353
Subtotal	$1,025	$188	$(122)	$(65)	$1,026
Cash management	20	16	(16)	—	20
Total fee-based client assets	$1,045	$204	$(138)	$(65)	$1,046

$ in billions	At December 31, 2016	Inflows	Outflows	Market Impact	At December 31, 2017
Separately managed[1]	$222	$39	$(21)	$12	$252
Unified managed[2]	225	49	(34)	31	271
Advisor	125	34	(25)	15	149
Portfolio manager	285	74	(41)	35	353
Subtotal	$857	$196	$(121)	$93	$1,025
Cash management	20	13	(13)	—	20
Total fee-based client assets	$877	$209	$(134)	$93	$1,045
Average Fee Rates

Fee rate in bps	2019	2018	2017
Separately managed	15	16	17
Unified managed[2]	100	99	101
Advisor	86	84	86
Portfolio manager	95	95	97
Subtotal	74	76	77
Cash management	6	6	6
Total fee-based client assets	73	74	76

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

2.	Prior periods have been recast to conform to current period presentation.

•	Inflows—include new accounts, account transfers, deposits, dividends and interest.

•	Outflows—include closed or terminated accounts, account transfers, withdrawals and client fees.

•	Market impact—includes realized and unrealized gains and losses on portfolio investments.

•
Separately managed—accounts by which third-party and affiliated asset managers are engaged to manage clients’ assets with investment decisions made by the asset manager. Only one third-party asset manager strategy can be held per account.

•
Unified managed—accounts that provide the client with the ability to combine separately managed accounts, mutual funds and exchange-traded funds all in one aggregate account. Investment decisions and discretionary authority may be exercised by the client, financial advisor or portfolio manager. Also includes accounts that give the client the ability to systematically allocate assets across a wide range of mutual funds, for which the investment decisions are made by the client.

•	Advisor—accounts where the investment decisions must be approved by the client and the financial advisor must obtain approval each time a change is made to the account or its investments.

December 2019 Form 10-K	36

Management's Discussion and Analysis

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

37	December 2019 Form 10-K

Management's Discussion and Analysis

Investment Management
Income Statement Information

				% Change
$ in millions	2019	2018	2017	2019	2018
Revenues
Trading	$(8)	$25	$(22)	(132)%	N/M
Investments	1,213	254	449	N/M	(43)%
Commissions and fees	1	—	—	N/M	—%
Asset management	2,629	2,468	2,196	7%	12%
Other	(46)	(30)	(37)	(53)%	19%
Total non-interest revenues	3,789	2,717	2,586	39%	5%
Interest income	20	57	4	(65)%	N/M
Interest expense	46	28	4	64%	N/M
Net interest	(26)	29	—	(190)%	N/M
Net revenues	3,763	2,746	2,586	37%	6%
Compensation and benefits	1,630	1,167	1,181	40%	(1)%
Non-compensation expenses	1,148	1,115	949	3%	17%
Total non-interest expenses	2,778	2,282	2,130	22%	7%
Income from continuing operations before income taxes	985	464	456	112%	2%
Provision for income taxes	193	73	201	164%	(64)%
Income from continuing operations	792	391	255	103%	53%
Income from discontinued operations, net of income taxes	—	2	—	(100)%	N/M
Net income	792	393	255	102%	54%
Net income applicable to noncontrolling interests	73	17	9	N/M	89%
Net income applicable to Morgan Stanley	$719	$376	$246	91%	53%

2019 Compared with 2018

Net Revenues

Investments
Investments revenues of $1,213 million in 2019 compared with $254 million in 2018 reflect higher unrealized carried interest and investment gains primarily from an Asia private equity fund, principally driven by the initial public offering of an underlying investment, which is subject to certain sales restrictions.

Asset Management
Asset management revenues of $2,629 million in 2019 increased 7% compared with 2018, primarily as a result of higher average AUM and higher performance-based fees driven by real estate funds and the monetization of a client asset in 2019.
See “Assets Under Management or Supervision” herein.

Other
Other losses were $46 million in 2019 and $30 million in 2018, primarily reflecting impairments of two distinct equity method investments in third-party asset managers, one in each year.

Non-interest Expenses
Non-interest expenses of $2,778 million in 2019 increased 22% from 2018, primarily as a result of higher Compensation and benefits expenses.

•	Compensation and benefits expenses increased in 2019, primarily due to higher compensation associated with carried interest.

•	Non-compensation expenses increased in 2019, primarily as a result of higher fee sharing driven by higher average AUM.

December 2019 Form 10-K	38

Management's Discussion and Analysis

Assets Under Management or Supervision
Rollforwards

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	Other	At December 31, 2019
Equity	$103	$39	$(31)	$28	$(1)	$138
Fixed income	68	25	(20)	5	1	79
Alternative/ Other	128	22	(17)	10	(4)	139
Long-term AUM subtotal	299	86	(68)	43	(4)	356
Liquidity	164	1,315	(1,283)	2	(2)	196
Total AUM	$463	$1,401	$(1,351)	$45	$(6)	$552
Shares of minority stake assets	7					6

$ in billions	At December 31, 2017	Inflows	Outflows	Market Impact	Other	At December 31, 2018
Equity	$105	$38	$(32)	$(8)	$—	$103
Fixed income	73	25	(27)	(2)	(1)	68
Alternative/ Other	128	22	(19)	(1)	(2)	128
Long-term AUM subtotal	306	85	(78)	(11)	(3)	299
Liquidity[1]	176	1,351	(1,362)	2	(3)	164
Total AUM	$482	$1,436	$(1,440)	$(9)	$(6)	$463
Shares of minority stake assets	7					7

$ in billions	At December 31, 2016	Inflows	Outflows	Market Impact	Other	At December 31, 2017
Equity	$79	$23	$(21)	$23	$1	$105
Fixed income	60	27	(21)	4	3	73
Alternative/ Other	115	24	(18)	8	(1)	128
Long-term AUM subtotal	254	74	(60)	35	3	306
Liquidity	163	1,239	(1,227)	1	—	176
Total AUM	$417	$1,313	$(1,287)	$36	$3	$482
Shares of minority stake assets	8					7

1.	Included in Liquidity products outflows in 2018 is $18 billion related to the redesign of our brokerage sweep deposits program.
Average AUM

$ in billions	2019	2018	2017
Equity	$124	$111	$93
Fixed income	71	71	66
Alternative/Other	134	131	122
Long-term AUM subtotal	329	313	281
Liquidity	171	158	157
Total AUM	$500	$471	$438
Shares of minority stake assets	6	7	7
Average Fee Rates

Fee rate in bps	2019	2018	2017
Equity	76	76	73
Fixed income	32	33	33
Alternative/Other	64	66	70
Long-term AUM	61	62	62
Liquidity	17	17	17
Total AUM	46	47	46

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

•
Other—contains both distributions and foreign currency impact for all periods and the impact of the Mesa West Capital, LLC acquisition in 2018. Distributions represent decreases in invested capital due to returns of capital after the investment period of a fund. It also includes fund dividends that the client has not reinvested. Foreign currency impact reflects foreign currency changes for non-U.S. dollar dominated funds.

•	Alternative/Other—includes products in fund of funds, real assets, private equity and credit strategies, as well as multi-asset portfolios.

•
Shares of minority stake assets—represent the Investment Management business segment’s proportional share of assets managed by third-party asset managers in which we hold investments accounted for under the equity method.

•
Average fee rate—based on Asset management revenues, net of waivers, excluding performance-based fees and other non-management fees. For certain non-U.S. funds, it includes the portion of advisory fees that the advisor collects on behalf of third-party distributors. The payment of those fees to the distributor is included in Non-compensation expenses in the income statements.

39	December 2019 Form 10-K

Management's Discussion and Analysis

Supplemental Financial Information
Income Tax Matters
Effective Tax Rate from Continuing Operations

$ in millions	2019	2018	2017
U.S. GAAP	18.3%	20.9%	40.1%
Adjusted effective income tax rate—non-GAAP[1]	21.3%	22.7%	30.8%
Net discrete tax provisions/(benefits)
Recurring[2]	(127)	(165)	(155)
Intermittent[3]	(348)	(203)	968

1.
The adjusted effective income tax rate is a non-GAAP measure that excludes net discrete tax provisions (benefits) that are intermittent and includes those that are recurring. For further information on non-GAAP measures, see “Selected Non-GAAP Financial Information” herein.

2.	Provisions (benefits) related to conversion of employee share-based awards are expected to occur every year and, as such, are considered recurring discrete tax items.

3.	Includes all tax provisions (benefits) that have been determined to be discrete, other than Recurring items as defined above.
The effective tax rates for 2019 and 2018 include intermittent net discrete tax benefits primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations.
The effective tax rate reflects our current assumptions, estimates and interpretations related to the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (“Tax Act”) and other factors. For a further discussion of the Tax Act, see Note 20 to the financial statements.
U.S. Bank Subsidiaries
Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) accept deposits, provide loans to a variety of customers, from large corporate and institutional clients to high net worth individuals, and invest in securities. Lending activity recorded in the U.S. Bank subsidiaries from the Institutional Securities business segment primarily includes loans and lending commitments to corporate clients. Lending activity recorded in the U.S. Bank subsidiaries from the Wealth Management business segment primarily includes securities-based lending, which allows clients to borrow money against the value of qualifying securities, and residential real estate loans.
We expect our lending activities to continue to grow through further market penetration of our client base. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.” For a further discussion about loans and lending commitments, see Notes 8 and 13 to the financial statements.

U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At December 31, 2019	At December 31, 2018
Assets	$219.6	$216.9
Investment securities portfolio:
Investment securities—AFS	42.4	45.5
Investment securities—HTM	26.1	23.7
Total investment securities	$68.5	$69.2
Deposits[2]	$189.3	$187.1
Wealth Management Loans
Securities-based lending and other[3]	$49.9	$44.7
Residential real estate	30.2	27.5
Total	$80.1	$72.2
Institutional Securities Loans[4]
Corporate[5]:
Corporate relationship and event-driven lending	$5.6	$7.4
Secured lending facilities	26.8	17.5
Securities-based lending and other	5.4	6.0
Commercial and residential real estate	12.0	10.5
Total	$49.8	$41.4

1.	Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.

2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.

3.	Other loans primarily include tailored lending.

4.	Prior periods have been conformed to the current presentation.

5.	For a further discussion of corporate loans in the Institutional Securities business segment, see “Credit Risk—Institutional Securities Corporate Loans” herein.
Other Matters
Deferred Cash-Based Compensation
The Firm sponsors a number of employee deferred cash-based compensation programs. For eligible employees, a portion of their year-end discretionary incentive compensation is awarded in the form of deferred cash-based compensation. Such deferred compensation awards generally contain vesting, clawback, forfeiture and cancellation provisions. Additionally, there are certain other deferred cash-based programs that allow employees to defer the receipt of current compensation to a future date.
Employees are permitted to allocate the notional value of their deferred awards among a menu of investments, whereby the notional value of their awards will track the performance of the referenced investments. The menu of investments, which is selected by the Firm, includes fixed income, equity, commodity and money market funds.

December 2019 Form 10-K	40

Management's Discussion and Analysis

Compensation expense for deferred cash-based compensation awards is calculated based on the notional value of the award granted, adjusted for changes in the fair value of the referenced investments that employees select. Compensation expense is recognized over the relevant vesting period for each separate vesting portion of deferred awards.
Correspondingly, the Firm invests directly, as a principal, in financial instruments and other investments to economically hedge its obligations under these deferred cash-based compensation plans. Changes in the value of such investments made by the Firm are recorded in Trading and Investments revenues. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments made by the Firm, there is typically a timing difference between the immediate recognition of gains and losses on the Firm’s investments and the deferred recognition of the related compensation expense over the vesting period. While this timing difference is generally not material to Income from continuing operations before income taxes in any individual period, it may impact Firm reported ratios (e.g., the Expense efficiency ratio) in certain periods.
Amounts Recognized in Compensation Expense

$ in millions	2019	2018	2017
Deferred cash-based awards	$1,233	$1,174	$1,039
Return on referenced investments	645	(48)	499
Total recognized in compensation expense	$1,878	$1,126	$1,538
Amounts Recognized in Compensation Expense by Segment

$ in millions	2019	2018	2017
Institutional Securities	$916	$611	$771
Wealth Management	760	346	564
Investment Management	202	169	203
Total recognized in compensation expense	$1,878	$1,126	$1,538
A rollforward of the Firm's estimated projected future compensation obligation for existing deferred cash-based compensation awards, exclusive of any assumptions about future market conditions with respect to referenced investments is set forth below.

Projected Future Compensation Obligation

$ in millions
Award liabilities at December 31, 2019[1,2]	$5,376
Fully vested amounts to be distributed by the end of February 2020[3]	(1,042)
Unrecognized portion of prior awards at December 31, 2019[2]	1,092
2019 performance year awards granted in 2020[2]	1,050
Total[4]	$6,476

1.	Balance is reflected in Other liabilities and accrued expenses in the balance sheet as of December 31, 2019.

2.	Amounts do not include assumptions regarding forfeitures, cancellations, accelerations or assumptions about future market conditions with respect to referenced investments.

3.	Distributions after February of each year are generally immaterial.

4.
Of the total projected future compensation obligation, approximately 40% relates to Institutional Securities, approximately 50% relates to Wealth Management and approximately 10% relates to Investment Management.

An estimate of compensation expense associated with the Projected Future Compensation Obligation presented in the previous table is as follows:
Projected Future Compensation Expense

$ in millions
Estimated to be recognized in:
2020	$1,169
2021	469
Thereafter	504
Total[1]	$2,142

1.	Amounts do not include assumptions regarding forfeitures, cancellations, accelerations or assumptions about future market conditions with respect to referenced investments.
Our projected future compensation obligation and expense for deferred cash-based compensation awards are forward-looking statements subject to uncertainty.  Actual results may be materially affected by various factors, including, among other things: the performance of each participant’s referenced investments; changes in market conditions; participants’ allocation of their deferred awards; and participant forfeitures, cancellations, or accelerations. See “Forward-Looking Statements” and “Risk Factors” for additional information.
For further information on the Firm's deferred stock-based plans and carried interest compensation, which are excluded from the previous tables, see Notes 2 and 18 to the financial statements.
Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates that apply to us. Accounting updates not listed below were assessed and either determined to be not applicable or are not expected to have a significant impact on our financial statements.
The following accounting update was adopted on January 1, 2020:

41	December 2019 Form 10-K

Management's Discussion and Analysis

•
Financial Instruments—Credit Losses. This accounting update impacts the impairment model for certain financial assets measured at amortized cost by requiring a CECL methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL replaces the loss model currently applicable to loans held for investment, HTM securities and other receivables carried at amortized cost, such as employee loans.

The update also eliminates the concept of other-than-temporary impairment for AFS securities and instead requires impairments on AFS securities to be recognized in earnings through an allowance when the fair value is less than amortized cost and a credit loss exists or the securities are expected to be sold before recovery of amortized cost.
For certain portfolios, we have determined that there are no expected credit losses; for example, based on collateral arrangements for lending and financing transactions, such as Securities borrowed, Securities purchased under agreements to resell and certain other portfolios. Also, we have a zero loss expectation for certain financial assets based on the credit quality of the borrower or issuer, such as U.S. government and agency securities.
At transition on January 1, 2020, the adoption of this accounting standard resulted in an increase in the allowance for credit losses of $131 million with a corresponding reduction in Retained earnings of $100 million, net of tax. The increase in the allowance for credit losses was primarily attributable to employee loans, commercial real estate loans and securities, and residential real estate loans, partially offset by a decrease primarily in secured lending facilities within corporate loans. Prior period amounts will not be restated.
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
Fair Value
Financial Instruments Measured at Fair Value
A significant number of our financial instruments are carried at fair value. We make estimates regarding the valuation of assets and liabilities measured at fair value in preparing the financial statements. These assets and liabilities include, but are not limited to:

•	Trading assets and Trading liabilities;

•	Investment Securities—AFS securities;

•	Certain Securities purchased under agreements to resell;

•	Certain Deposits, primarily certificates of deposit;

•	Certain Securities sold under agreements to repurchase;

•	Certain Other secured financings; and

•	Certain Borrowings.
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
Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality, model uncertainty, concentration risk and funding in order to arrive at fair value. For a further discussion of valuation adjustments that we apply, see Note 2 to the financial statements.
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

December 2019 Form 10-K	42

Management's Discussion and Analysis

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
See Note 13 to the financial statements for additional information on legal contingencies.

43	December 2019 Form 10-K

Management's Discussion and Analysis

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
Balance Sheet
We monitor and evaluate the composition and size of our balance sheet on a regular basis. Our balance sheet management process includes quarterly planning, business segment thresholds, monitoring of business-specific usage versus key performance metrics and new business impact assessments.
We establish balance sheet thresholds at the consolidated and business segment levels. We monitor balance sheet utilization and review variances resulting from business activity and market fluctuations. On a regular basis, we review current performance versus established thresholds and assess the need to re-allocate the balance sheet based on business unit needs. We also monitor key metrics, including asset and liability size and capital usage.
Total Assets by Business Segment

	At December 31, 2019
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$67,657	$14,247	$267	$82,171
Trading assets at fair value	293,477	47	3,586	297,110
Investment securities	38,524	67,201	—	105,725
Securities purchased under agreements to resell	80,744	7,480	—	88,224
Securities borrowed	106,199	350	—	106,549
Customer and other receivables	39,743	15,190	713	55,646
Loans, net of allowance[2]	50,557	80,075	5	130,637
Other assets[3]	14,300	13,092	1,975	29,367
Total assets	$691,201	$197,682	$6,546	$895,429

December 2019 Form 10-K	44

Management's Discussion and Analysis

	At December 31, 2018
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents[1]	$69,526	$17,621	$49	$87,196
Trading assets at fair value	263,870	60	2,369	266,299
Investment securities	23,273	68,559	—	91,832
Securities purchased under agreements to resell	80,660	17,862	—	98,522
Securities borrowed	116,207	106	—	116,313
Customer and other receivables	35,777	16,865	656	53,298
Loans, net of allowance[2]	43,380	72,194	5	115,579
Other assets[3]	13,734	9,125	1,633	24,492
Total assets	$646,427	$202,392	$4,712	$853,531
IS—Institutional Securities
WM—Wealth Management
IM—Investment Management

1.	Cash and cash equivalents includes Cash and due from banks, Interest bearing deposits with banks and Restricted cash.

2.
Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 8 to the financial statements).

3.	Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $895 billion at December 31, 2019 compared with $854 billion at December 31, 2018, driven by the Institutional Securities business segment. Within Institutional Securities, the primary increases were: Trading assets, primarily corporate equities in line with market conditions; Investment securities, primarily U.S. Treasuries; and continued Loan growth. These increases were partially offset by reduced Securities borrowed resulting from lower funding requirements. Wealth Management assets were lower primarily due to decreased Securities purchased under agreements to resell as a result of lower deposits in this segment, partially offset by continued Loan growth.
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
The core components of our Liquidity Risk Management Framework that support our target liquidity profile are the Required Liquidity Framework, Liquidity Stress Tests and the GLR.
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
The assumptions used by us in our various Liquidity Stress Test scenarios include, but are not limited to, the following:

•	No government support;

•	No access to equity and unsecured debt markets;

•	Repayment of all unsecured debt maturing within the stress horizon;

•	Higher haircuts for and significantly lower availability of secured funding;

•	Additional collateral that would be required by trading counterparties, certain exchanges and clearing organizations related to credit rating downgrades;

•	Additional collateral that would be required due to collateral substitutions, collateral disputes and uncalled collateral;

•	Discretionary unsecured debt buybacks;

•	Drawdowns on lending commitments provided to third parties; and

45	December 2019 Form 10-K

Management's Discussion and Analysis

•	Client cash withdrawals and reduction in customer short positions that fund long positions.
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
At December 31, 2019 and December 31, 2018, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
GLR by Type of Investment

$ in millions	At December 31, 2019	At December 31, 2018
Cash deposits with banks[1]	$9,856	$10,441
Cash deposits with central banks[1]	34,922	36,109
Unencumbered highly liquid securities:
U.S. government obligations	88,665	119,138
U.S. agency and agency mortgage- backed securities	50,054	41,473
Non-U.S. sovereign obligations[2]	31,460	39,869
Other investment grade securities	2,500	2,705
Total	$217,457	$249,735

1.	Included in Cash and due from banks and Interest bearing deposits with banks in the balance sheets.

2.	Primarily composed of unencumbered U.K., Japanese, French, German and Brazilian government obligations.

GLR Managed by Bank and Non-Bank Legal Entities

$ in millions	At December 31, 2019	At December 31, 2018	Average Daily Balance Three Months Ended December 31, 2019
Bank legal entities
Domestic	$75,565	$88,809	$73,107
Foreign	5,317	4,896	5,661
Total Bank legal entities	80,882	93,705	78,768
Non-Bank legal entities
Domestic:
Parent Company	53,042	64,262	58,955
Non-Parent Company	29,656	40,936	31,188
Total Domestic	82,698	105,198	90,143
Foreign	53,877	50,832	54,654
Total Non-Bank legal entities	136,575	156,030	144,797
Total	$217,457	$249,735	$223,565
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
As of December 31, 2019, we and our U.S. Bank Subsidiaries are compliant with the minimum required LCR of 100%.

December 2019 Form 10-K	46

Management's Discussion and Analysis

HQLA by Type of Asset and LCR

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2019	September 30, 2019
HQLA
Cash deposits with central banks	$29,597	$33,053
Securities[1]	148,221	141,806
Total	$177,818	$174,859
LCR	134%	140%

1.	Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
The decrease in the LCR in the quarter ended December 31, 2019 is primarily due to higher outflows related to secured funding and lower inflows related to secured lending.
Net Stable Funding Ratio
The NSFR requires banking organizations to maintain sufficiently stable sources of funding over a one-year horizon. In 2016, the U.S. banking agencies issued a proposal to implement the NSFR in the U.S.; however, a final rule has not yet been issued. If adopted, the requirements would apply to us and our U.S. Bank Subsidiaries, and we expect to be in compliance by the effective date of any final rule.
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
Collateralized Financing Transactions

$ in millions	At December 31, 2019	At December 31, 2018
Securities purchased under agreements to resell and Securities borrowed	$194,773	$214,835
Securities sold under agreements to repurchase and Securities loaned	$62,706	$61,667
Securities received as collateral[1]	$13,022	$7,668

	Average Daily Balance Three Months Ended
$ in millions	December 31, 2019	December 31, 2018
Securities purchased under agreements to resell and Securities borrowed	$210,257	$213,974
Securities sold under agreements to repurchase and Securities loaned	$64,870	$57,677

1.	Securities received as collateral are included in Trading assets in the balance sheets.
See "Total Assets by Business Segment" herein for more details on the assets shown in the previous table and Notes 2 and 7 to the financial statements for more details on collateralized financing transactions.
In addition to the collateralized financing transactions shown in the previous table, we engage in financing transactions collateralized by customer-owned securities, which are segregated in accordance with regulatory requirements. Receivables under these financing transactions, primarily margin loans, are included in Customer and other receivables in the balance sheets, and payables under these financing transactions, primarily to prime brokerage customers, are included in Customer and other payables in the balance sheets. Our risk exposure on these transactions is mitigated by collateral maintenance policies. We also hold related liquidity reserves.

47	December 2019 Form 10-K

Management's Discussion and Analysis

Unsecured Financing
We view deposits and borrowings as stable sources of funding for unencumbered securities and non-security assets. Our unsecured financings include borrowings and certificates of deposit carried at fair value, which are primarily composed of: instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest-rate-related features, including step-ups, step-downs and zero coupons. When appropriate, we typically use derivative products to conduct asset and liability management and to make adjustments to our interest rate and borrowings risk profile (see Notes 5 and 12 to the financial statements).
Deposits

$ in millions	At December 31, 2019	At December 31, 2018
Savings and demand deposits:
Brokerage sweep deposits[1]	$121,077	$141,255
Savings and other	28,388	13,642
Total Savings and demand deposits	149,465	154,897
Time deposits	40,891	32,923
Total	$190,356	$187,820

1.	Amounts represent balances swept from client brokerage accounts.
Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits increased in 2019, primarily driven by increases in preferred Savings and Time deposits. These were partially offset by a reduction in Brokerage sweep deposits due to net outflows into investment products and higher client tax payments.
Borrowings by Remaining Maturity at December 31, 20191

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$500	$2,067	$2,567
Original maturities greater than one year
2020	$15,228	$5,174	$20,402
2021	21,439	4,646	26,085
2022	16,084	3,804	19,888
2023	11,779	2,836	14,615
2024	15,388	5,718	21,106
Thereafter	67,377	20,587	87,964
Total	$147,295	$42,765	$190,060
Total Borrowings	$147,795	$44,832	$192,627

1.	Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.

Borrowings of $193 billion as of December 31, 2019 were relatively unchanged compared with $190 billion at December 31, 2018.

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
For further information on Borrowings, see Note 12 to the financial statements.

Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. The cost and availability of financing generally are impacted by our credit ratings, among other things. In addition, our credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. These include regulatory or legislative changes, the macroeconomic environment and perceived levels of support, among other things. See also "Risk Factors— Liquidity Risk."
Parent Company and U.S. Bank Subsidiaries' Issuer Ratings at February 19, 2020

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Stable
Moody’s Investors Service, Inc.	P-2	A3	Positive
Rating and Investment Information, Inc.	a-1	A	Stable
S&P Global Ratings	A-2	BBB+	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Stable
Moody’s Investors Service, Inc.	P-1	A1	Positive
S&P Global Ratings	A-1	A+	Stable

December 2019 Form 10-K	48

Management's Discussion and Analysis

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	A1	Positive
S&P Global Ratings	A-1	A+	Stable

On February 21, 2020, Moody’s Investors Service, Inc. placed the Parent Company and U.S. Bank Subsidiaries on review for possible upgrade, changing their outlooks from Positive to Ratings Under Review.

Incremental Collateral or Terminating Payments
In connection with certain OTC derivatives and other agreements where we are a liquidity provider to certain financing vehicles associated with the Institutional Securities business segment, we may be required to provide additional collateral, immediately settle any outstanding liability balances with certain counterparties or pledge additional collateral to certain clearing organizations in the event of a future credit rating downgrade irrespective of whether we are in a net asset or net liability position. See Note 5 to the financial statements for additional information on OTC derivatives that contain such contingent features.
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
Common Stock Repurchases

in millions, except for per share data	2019	2018	2017
Number of shares	121	97	80
Average price per share	$44.23	$50.08	$47.01
Total	$5,360	$4,860	$3,750

For further information on our common stock repurchases, see Note 16 to the financial statements.

For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”
Common Stock Dividend Announcement

Announcement date	January 16, 2020
Amount per share	$0.35
Date paid	February 14, 2020
Shareholders of record as of	January 31, 2020
Preferred Stock Dividend Announcement

Announcement date	December 16, 2019
Date paid	January 15, 2020
Shareholders of record as of	December 31, 2019
For additional information on common and preferred stock, see Note 16 to the financial statements.
Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements, including through unconsolidated SPEs and lending-related financial instruments (e.g., guarantees and commitments), primarily in connection with the Institutional Securities and Investment Management business segments.
We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 14 to the financial statements.
For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 13 to the financial statements. For further information on our lending commitments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Loans and Lending Commitments.”

49	December 2019 Form 10-K

Management's Discussion and Analysis

Contractual Obligations

	At December 31, 2019
	Payments Due in:
$ in millions	2020	2021-2022	2023-2024	Thereafter	Total
Borrowings[1]	$20,402	$45,973	$35,721	$87,964	$190,060
Other secured financings[1]	1,663	1,337	2,667	813	6,480
Contractual interest payments[2]	4,252	6,872	5,128	14,541	30,793
Time deposits—principal and interest payments	20,762	14,082	5,708	622	41,174
Operating leases— premises[3]	763	1,349	1,117	2,845	6,074
Purchase obligations[4]	662	659	225	288	1,834
Total[5]	$48,504	$70,272	$50,566	$107,073	$276,415

1.
Amounts presented for Borrowings and Other secured financings are financings with original maturities greater than one year. For further information on Borrowings and Other secured financings, see Note 12 to the financial statements.

2.
Amounts represent estimated future contractual interest payments related to certain unsecured borrowings with original maturities greater than one year based on applicable interest rates at December 31, 2019. These amounts exclude borrowings carried at fair value. For additional information on borrowings carried at fair value, see Note 12 to the financial statements.

3.	For further information on operating leases covering premises and equipment, see Note 10 to the financial statements.

4.
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

Regulatory Requirements
Regulatory Capital Framework
We are an FHC under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and are subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for us, including “well-capitalized” standards, and evaluates our compliance with such capital requirements. Regulatory capital requirements established by the Federal Reserve are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The OCC establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve, and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, see Note 15 to the financial statements.

Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital, and TLAC ratios. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.
Risk-Based Regulatory Capital. Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
In addition to the minimum risk-based capital ratio requirements, we are subject to the following buffers:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 G-SIB capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 CCyB, currently set by U.S. banking agencies at zero.
In 2018, the requirement for each of these buffers was 75% of the fully phased-in 2019 requirement noted above. For a further discussion of the G-SIB capital surcharge, see “G-SIB Capital Surcharge” herein.
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
Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) or (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At December 31, 2019 and 2018, our

December 2019 Form 10-K	50

Management's Discussion and Analysis

ratios for determining regulatory compliance are based on the Standardized Approach rules.
Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain a Tier 1 SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2%.
Regulatory Capital Ratios

	At December 31, 2019
	Required Ratio[1]
$ in millions		Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$64,751	$64,751
Tier 1 capital		73,443	73,443
Total capital		82,708	82,423
Total RWA		394,177	382,496
Common Equity Tier 1 capital ratio	10.0%	16.4%	16.9%
Tier 1 capital ratio	11.5%	18.6%	19.2%
Total capital ratio	13.5%	21.0%	21.5%

$ in millions		Required Ratio[1]	At December 31, 2019
Leverage-based capital
Adjusted average assets[2]			$889,195
Tier 1 leverage ratio		4.0%	8.3%
Supplementary leverage exposure[3]			$1,155,177
SLR		5.0%	6.4%

	At December 31, 2018
	Required Ratio[1]
$ in millions		Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$62,086	$62,086
Tier 1 capital		70,619	70,619
Total capital		80,052	79,814
Total RWA		367,309	363,054
Common Equity Tier 1 capital ratio	8.6%	16.9%	17.1%
Tier 1 capital ratio	10.1%	19.2%	19.5%
Total capital ratio	12.1%	21.8%	22.0%

$ in millions		Required Ratio[1]	At December 31, 2018
Leverage-based capital
Adjusted average assets[2]			$843,074
Tier 1 leverage ratio		4.0%	8.4%
Supplementary leverage exposure[3]			$1,092,672
SLR		5.0%	6.5%

1.
Required ratios are inclusive of any buffers applicable as of the date presented. For 2018, the required regulatory capital ratios for risk-based capital are under the transitional rules. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

2.
Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments, certain deferred tax assets and other capital deductions.

3.
Supplementary leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily: (i) for derivatives, potential future exposure and the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.

51	December 2019 Form 10-K

Management's Discussion and Analysis

Regulatory Capital

$ in millions	At December 31, 2019	At December 31, 2018	Change
Common Equity Tier 1 capital
Common stock and surplus	$5,228	$9,843	$(4,615)
Retained earnings	70,589	64,175	6,414
AOCI	(2,788)	(2,292)	(496)
Regulatory adjustments and deductions:
Net goodwill	(7,081)	(6,661)	(420)
Net intangible assets	(2,012)	(2,158)	146
Other adjustments and deductions[1]	815	(821)	1,636
Total Common Equity Tier 1 capital	$64,751	$62,086	$2,665
Additional Tier 1 capital
Preferred stock	$8,520	$8,520	$—
Noncontrolling interests	607	454	153
Additional Tier 1 capital	$9,127	$8,974	$153
Deduction for investments in covered funds	(435)	(441)	6
Total Tier 1 capital	$73,443	$70,619	$2,824
Standardized Tier 2 capital
Subordinated debt	$8,538	$8,923	$(385)
Noncontrolling interests	143	107	36
Eligible allowance for credit losses	590	440	150
Other adjustments and deductions	(6)	(37)	31
Total Standardized Tier 2 capital	$9,265	$9,433	$(168)
Total Standardized capital	$82,708	$80,052	$2,656
Advanced Tier 2 capital
Subordinated debt	$8,538	$8,923	$(385)
Noncontrolling interests	143	107	36
Eligible credit reserves	305	202	103
Other adjustments and deductions	(6)	(37)	31
Total Advanced Tier 2 capital	$8,980	$9,195	$(215)
Total Advanced capital	$82,423	$79,814	$2,609

1.
Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

RWA Rollforward1

	2019
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2018	$305,531	$190,595
Change related to the following items:
Derivatives	7,526	17,008
Securities financing transactions	10,631	(844)
Securitizations	469	722
Investment securities	2,115	5,217
Commitments, guarantees and loans	12,423	11,859
Cash	(753)	(141)
Equity investments	2,352	2,484
Other credit risk[2]	2,390	2,027
Total change in credit risk RWA	$37,153	$38,332
Balance at December 31, 2019	$342,684	$228,927
Market risk RWA
Balance at December 31, 2018	$61,778	$61,857
Change related to the following items:
Regulatory VaR	(1,100)	(1,100)
Regulatory stressed VaR	(6,947)	(6,947)
Incremental risk charge	(6,125)	(6,125)
Comprehensive risk measure	(243)	(218)
Specific risk:
Non-securitizations	1,609	1,609
Securitizations	2,521	2,521
Total change in market risk RWA	$(10,285)	$(10,260)
Balance at December 31, 2019	$51,493	$51,597
Operational risk RWA
Balance at December 31, 2018	N/A	$110,602
Change in operational risk RWA	N/A	(8,630)
Balance at December 31, 2019	N/A	$101,972
Total RWA	$394,177	$382,496
Regulatory VaR—VaR for regulatory capital requirements

1.	The RWA for each category reflects both on- and off-balance sheet exposures, where appropriate.

2.	Amounts reflect assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.
Credit risk RWA increased in 2019 under the Standardized and Advanced Approaches primarily due to increased exposures in lending commitments, Derivatives and Investment securities, as well as an increase in Other credit risk driven by the Firm’s adoption of the Leases accounting update on January 1, 2019. RWA under the Standardized Approach also increased due to higher exposures for Securities financing transactions, while under the Advanced Approach, in Derivatives, increased exposure also led to increased RWA related to CVA.
Market risk RWA decreased in 2019 under the Standardized and Advanced Approaches, primarily due to a decrease in Stressed VaR driven by reduced equity and interest rate risk, and a decrease in the Incremental risk charge, mainly as a result of the improved alignment of hedges and reduced exposures in credit products.

December 2019 Form 10-K	52

Management's Discussion and Analysis

The decrease in operational risk RWA under the Advanced Approach in 2019 reflects a continued reduction in the magnitude and frequency of internal losses utilized in the operational risk capital model related to litigation.

G-SIB Capital Surcharge
We and other U.S. G-SIBs are subject to a risk-based capital surcharge. A G-SIB must calculate its G-SIB capital surcharge under two methods and use the higher of the two surcharges. The first method considers the G-SIB’s size, interconnectedness, cross-jurisdictional activity, complexity and substitutability, which is generally consistent with the methodology developed by the Basel Committee (“Method 1”). The second method uses similar inputs but replaces substitutability with the use of short-term wholesale funding (“Method 2”) and generally results in higher surcharges than the first method. The G-SIB capital surcharge must be satisfied using Common Equity Tier 1 capital and functions as an extension of the capital conservation buffer. As of December 31, 2019, our fully phased-in G-SIB surcharge is 3%. In 2018, the requirement was based on a phase-in amount of 75% of the applicable surcharge (see “Risk-Based Regulatory Capital” herein).

Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements
The Federal Reserve has established external TLAC, long-term debt (“LTD”) and clean holding company requirements for top-tier BHCs of U.S. G-SIBs (“covered BHCs”), including the Parent Company. These requirements are designed to ensure that covered BHCs will have enough loss-absorbing resources at the point of failure to be recapitalized through the conversion of eligible LTD to equity or otherwise by imposing losses on eligible LTD or other forms of TLAC where an SPOE resolution strategy is used (see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” and “Risk Factors—Legal, Regulatory and Compliance Risk”).
These TLAC and eligible LTD requirements include various restrictions, such as requiring eligible LTD to: be issued by the covered BHC and be unsecured; have a maturity of one year or more from the date of issuance; and not contain certain embedded features, such as a principal or redemption amount subject to reduction based on the performance of an asset, entity or index, or a similar feature. In addition, the requirements provide permanent grandfathering for debt instruments issued prior to December 31, 2016 that would be eligible LTD but for having impermissible acceleration clauses or being governed by foreign law.
A covered BHC is also required to maintain minimum external TLAC equal to the greater of (i) 18% of total RWA or (ii) 7.5% of its total leverage exposure (the denominator of its SLR). In addition, covered BHCs must meet a separate external LTD requirement equal to the greater of (i) total RWA multiplied by the sum of 6% plus the higher of the Method 1 or Method 2 G-SIB capital surcharge applicable to the Parent Company, or (ii) 4.5% of its total leverage exposure.
Required and Actual TLAC and Eligible LTD Ratios

	At December 31, 2019
$ in millions	Regulatory Minimum	Required Ratio[1]	Actual Amount/Ratio
External TLAC[2]			$196,888
External TLAC as a % of RWA	18.0%	21.5%	49.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.0%
Eligible LTD[3]			$113,624
Eligible LTD as a % of RWA	9.0%	9.0%	28.8%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	9.8%

1.
Required ratios are inclusive of applicable buffers. The final rule imposes TLAC buffer requirements on top of both the risk-based and leverage exposure-based external TLAC minimum requirements. The risk-based TLAC buffer is equal to the sum of 2.5%, the covered BHC's Method 1 G-SIB surcharge and the CCyB, if any, as a percentage of total RWA. The leverage exposure-based TLAC buffer is equal to 2% of the covered BHC's total leverage exposure. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

2.	External TLAC consists of Common Equity Tier 1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.

3.	Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from December 31, 2019.
Furthermore, under the clean holding company requirements of the final rule, a covered BHC is prohibited from incurring any external debt with an original maturity of less than one year or certain other liabilities, regardless of whether the liabilities are fully secured or otherwise senior to eligible LTD, or entering into certain other prohibited transactions. Certain other external liabilities, including those with certain embedded features noted above, are subject to a cap equal to 5% of the covered BHC’s outstanding external TLAC amount. We are in compliance with all relevant TLAC requirements as of December 31, 2019.
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
We must submit an annual capital plan to the Federal Reserve, taking into account the results of separate annual stress tests designed by us and the Federal Reserve, so that the Federal

53	December 2019 Form 10-K

Management's Discussion and Analysis

Reserve may assess our systems and processes that incorporate forward-looking projections of revenues and losses to monitor and maintain our internal capital adequacy. As banks with less than $250 billion of total assets, our U.S. Bank Subsidiaries are not subject to company-run stress-test regulatory requirements.
The capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance or redemption of a debt or equity capital instrument, any capital distribution (i.e., payments of dividends or stock repurchases) and any similar action that the Federal Reserve determines could impact our consolidated capital. The capital plan must include a discussion of how we will maintain capital above the minimum regulatory capital ratios, including any requirements that may be phased in over the planning horizon, and how we will serve as a source of strength to our U.S. Bank Subsidiaries under supervisory stress scenarios. In addition, the Federal Reserve has issued guidance setting out its heightened expectations for capital planning practices at certain large financial institutions, including us.
The capital plan rule requires that large BHCs receive no objection from the Federal Reserve before making a capital distribution. In addition, even with a capital plan that has not been objected to, the BHC must seek the non-objection of the Federal Reserve before making a capital distribution if, among other reasons, the BHC would not meet its regulatory capital requirements after making the proposed capital distribution. A BHC’s ability to make capital distributions (other than scheduled payments on Additional Tier 1 and Tier 2 capital instruments) is also limited if its net capital issuances are less than the amount indicated in its capital plan.
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
For the 2020 capital planning and stress test cycle, we are required to submit our capital plan and company-run stress test results to the Federal Reserve by April 5, 2020. The Federal Reserve is expected to publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, by June 30, 2020. We are required to disclose a summary of the results of our company-run stress tests within 15 days of the date the Federal Reserve discloses the results of the supervisory stress tests.

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
Average Common Equity Attribution1

$ in billions	2019	2018	2017
Institutional Securities	$40.4	$40.8	$40.2
Wealth Management	18.2	16.8	17.2
Investment Management	2.5	2.6	2.4
Parent	11.6	9.8	10.0
Total	$72.7	$70.0	$69.8

1.	The attribution of average common equity to the business segments is a non-GAAP financial measure. See "Selected Non-GAAP Financial Information" herein.

December 2019 Form 10-K	54

Management's Discussion and Analysis

Resolution and Recovery Planning
Pursuant to the Dodd-Frank Act, we are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. We submitted our 2019 resolution plan on June 28, 2019.
Our preferred resolution strategy is an SPOE strategy. In line with our SPOE strategy, the Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”). In addition, the Parent Company has entered into an amended and restated support agreement with its material entities (including the Funding IHC) and certain other subsidiaries. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its Contributable Assets to the material entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to the material entities.
The obligations of the Parent Company and the Funding IHC under the amended and restated support agreement are in most cases secured on a senior basis by the assets of the Parent Company (other than shares in subsidiaries of the Parent Company and certain other assets), and the assets of the Funding IHC. As a result, claims of our material entities, including the Funding IHC, with respect to the secured assets, are effectively senior to unsecured obligations of the Parent Company.
In December 2019, we received joint feedback on our 2019 resolution plan from the Federal Reserve and the FDIC. The feedback confirmed that there are no deficiencies in our 2019 resolution plan and that we had successfully addressed a prior shortcoming identified by the agencies in the review of our 2017 resolution plan. The agencies noted one shortcoming in our 2019 resolution plan related to certain mechanisms intended to facilitate our SPOE strategy which must be addressed prior to our next resolution plan submission in 2021.
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning” and “Risk Factors—Legal, Regulatory and Compliance Risk.”

Regulatory Developments

Proposed Rule to Amend the Covered Fund Provisions of the Volcker Rule
The Federal financial regulatory agencies responsible for the Volcker Rule’s implementing regulations have proposed a rule that would revise the prohibition on certain investments by banking entities with defined covered funds. The proposed rule would add certain new exclusions from the definition of covered fund, while streamlining others. It would also simplify certain restrictions on inter-affiliate relationships with covered funds.

Final Rule on Standardized Approach for Counterparty Credit Risk

The U.S. banking agencies have issued a final rule to incorporate the standardized approach for counterparty credit risk (“SA-CCR”), a new derivatives counterparty exposure methodology, into the regulatory capital framework and related regulatory standards. SA-CCR replaces the current exposure method, on a mandatory basis, in our and our U.S. Bank Subsidiaries’ Standardized Approach RWA, Supplementary Leverage Ratio exposure calculations, and in all central counterparty default fund contribution calculations in the regulatory capital framework. SA-CCR is available as an alternative in our and our U.S. Bank Subsidiaries’ Advanced Approach RWA for trade exposures, in single counterparty credit limits applicable to us, and in bank lending limits applicable to our U.S. Bank Subsidiaries. The final rule requires us and our U.S. Bank Subsidiaries to implement SA-CCR by January 1, 2022, with early adoption permitted.

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

Proposed Stress Buffer Requirements
The Federal Reserve issued a proposal in 2018 to integrate its annual capital planning and stress testing requirements with existing applicable regulatory capital requirements. The proposal, which would apply to certain BHCs, including us, would introduce a stress capital buffer and a stress leverage buffer (collectively, “Stress Buffer Requirements”) and related changes to the capital planning and stress testing processes. Under the proposal, Stress Buffer Requirements would apply only with respect to Standardized Approach risk-based capital

55	December 2019 Form 10-K

Management's Discussion and Analysis

requirements and Tier 1 leverage regulatory capital requirements.
Under Standardized Approach risk-based capital requirements, the stress capital buffer would replace the existing Common Equity Tier 1 capital conservation buffer, which is 2.5%. The Standardized Approach stress capital buffer would equal the greater of (i) the maximum decline in our Common Equity Tier 1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period plus the sum of the ratios of the dollar amount of our planned common stock dividends to our projected RWA for each of the fourth through seventh quarters of the supervisory stress test projection period or (ii) 2.5%. Regulatory capital requirements under the Standardized Approach would include the stress capital buffer, as summarized above, as well as our Common Equity Tier 1 G-SIB capital surcharge and any applicable Common Equity Tier 1 CCyB.
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
Under the proposal, our enhanced SLR buffer would become 1.5%, for a total enhanced SLR requirement of 4.5%, assuming that our current G-SIB capital surcharge remains the same when the proposal becomes effective.
The Federal Reserve and the OCC have also proposed to modify the well-capitalized SLR standard applicable to our U.S. Bank Subsidiaries. The requirement would change from the current 6% to 3% plus 50% of our current G-SIB capital surcharge, for a total well-capitalized SLR requirement of 4.5% for our U.S. Bank Subsidiaries, assuming that our G-SIB capital surcharge remains the same when the proposal becomes effective.
Other Matters

U.K. Withdrawal from the E.U.
On January 31, 2020, the U.K. withdrew from the E.U. under the terms of a withdrawal agreement between the U.K. and the E.U. The withdrawal agreement provides for a transition period to the end of December 2020, during which time the U.K. will continue to apply E.U. law as if it were a member state, and U.K. firms’ rights to provide financial services in E.U. member states will continue. Access to the E.U. market after the transition period remains subject to negotiation.
We have prepared the structure of our European operations for a range of potential outcomes, including for the possibility that U.K. financial firms’ access to E.U. markets after the transition period is limited, and we expect to be able to continue to serve our clients and customers under each of these potential outcomes.
For more information on the U.K.’s withdrawal from the E.U., our related preparations and the potential impact on our operations, see “Risk Factors—International Risk.” For further information regarding our exposure to the U.K., see also “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks.”

December 2019 Form 10-K	56

Management's Discussion and Analysis

Planned Replacement of London Interbank Offered Rate and Replacement or Reform of Other Interest Rates
Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks (collectively, the “IBORs”).
Accordingly, we have established and are undertaking a Firmwide IBOR transition plan to promote the transition to alternative reference rates, which takes into account the considerable uncertainty regarding the availability of LIBOR beyond 2021. Our transition plan includes a number of key steps, including continued engagement with central bank and industry working groups and regulators (including participation and leadership on key committees), active client engagement, internal operational readiness, and risk management, among other things.  Our transition plan is overseen by a global steering committee, with senior management oversight. As part of our Firmwide initiative, we are identifying, assessing and monitoring risks associated with the expected discontinuation or unavailability of one or more of the IBORs.
We are a party to a significant number of IBOR-linked contracts, many of which extend beyond 2021, comprising derivatives, securitizations and floating rate notes, loans and mortgages. Our review of these contracts includes assessing the impact of applicable fallbacks and any amendments that may be warranted or appropriate. We are also taking steps to update operational processes (including to support alternative reference rates), models, and associated infrastructure, as well as planning for certain client outreach to amend fallbacks or seek voluntary conversions of outstanding IBOR products where practicable.
In addition, as part of the transition to alternative reference rates, we are making markets in products linked to such rates, including SOFR, the alternative rate to U.S. dollar LIBOR selected by the Alternative Reference Rates Committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York, and also began issuing debt linked to SOFR.
For a further discussion of the expected replacement of the IBORs and/or reform of interest rate benchmarks, and the related risks and our transition plan, see “Risk Factors—Legal, Regulatory and Compliance Risk.”

57	December 2019 Form 10-K

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
We have policies and procedures in place to identify, measure, monitor, advise, challenge and control the principal risks involved in the activities of the Institutional Securities, Wealth Management and Investment Management business segments, as well as at the Parent Company level. The principal risks involved in our business activities include market (including non-trading risks), credit, operational, model, compliance, cybersecurity, liquidity, strategic, reputational and conduct risk. Strategic risk is integrated into our business planning, embedded in the evaluation of all principal risks and overseen by the Board.
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
Our risk appetite defines the types of risk that the Firm is willing to accept in pursuit of our strategic objectives and business plan, taking into account the interests of clients and fiduciary duties to shareholders, as well as capital and other regulatory requirements. This risk appetite is embedded in our risk culture and linked to our short-term and long-term strategic, capital and financial plans, as well as compensation programs. This risk appetite and the related Board-level risk limits and risk tolerance statements are reviewed and approved by the Risk Committee of the Board (“BRC”) and the Board on at least an annual basis.
Risk Governance Structure
Risk management at the Firm requires independent Firm-level oversight, accountability of our business divisions, and effective communication of risk matters across the Firm, to senior management and ultimately to the Board. Our risk governance structure is set forth in the following chart and also includes risk managers, committees, and groups within and across business segments and operating legal entities. The ERM framework, composed of independent but complementary entities, facilitates efficient and comprehensive supervision of our risk exposures and processes.
RRP—Resolution and Recovery Planning

1.	Committees include the Capital Commitment Committee, Global Large Loan Committee, Equity Underwriting Committee, Leveraged Finance Underwriting Committee and Municipal Capital Commitment Committee.

2.	Committees include the Securities Risk Committee, Wealth Management Risk Committee and Investment Management Risk Committee.

December 2019 Form 10-K	58

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
Risk Committee of the Board
The BRC assists the Board in its oversight of the ERM framework; oversees major risk exposures of the Firm, including market, credit, model and liquidity risk, against established risk measurement methodologies and the steps management has taken to monitor and control such exposures; oversees our risk appetite statement, including risk limits and tolerances; reviews capital, liquidity and funding strategy and related guidelines and policies; reviews the contingency funding plan and capital planning process; oversees our significant risk management and risk assessment guidelines and policies; oversees the performance of the Chief Risk Officer; reviews reports from our Strategic Transactions Committee, CCAR Committee and RRP Committee; reviews new product risk, emerging risks and regulatory matters; and reviews the Internal Audit Department reports on the assessment of the risk management, liquidity and capital functions. The BRC reports to the Board on a regular basis and coordinates with other Board committees with respect to oversight of risk management and risk assessment guidelines.
Audit Committee of the Board
The Audit Committee of the Board (“BAC”) oversees the integrity of our financial statements, compliance with legal and regulatory requirements, and system of internal controls; oversees risk management and risk assessment guidelines in coordination with the Board, the BRC, and the Operations and Technology Committee of the Board (“BOTC”); reviews the major legal and compliance risk exposures of the Firm and the steps management has taken to monitor and control such exposures; selects, determines the fees, evaluates and, when appropriate, replaces the independent auditor; oversees the qualifications, independence and performance of our independent auditor and pre-approves audit and permitted non-audit services; oversees the performance of our Global Audit Director; and, after review, recommends to the Board the acceptance and inclusion of the annual audited financial statements in the Firm’s annual report on Form 10-K. The BAC reports to the Board on a regular basis.
Operations and Technology Committee of the Board
The BOTC oversees our operations and technology strategy and significant investments in support of such strategy; operations,

technology and operational risk, including information security, fraud, vendor, data protection, business continuity and cybersecurity risks, and the steps management has taken to monitor and control such exposures; and risk management and risk assessment guidelines in coordination with the Board, BRC and BAC, and policies regarding operations, technology and operational risk. The BOTC reports to the Board on a regular basis.
Firm Risk Committee
The Board has also authorized the Firm Risk Committee (“FRC”), a management committee appointed and chaired by the Chief Executive Officer, which includes the most senior officers of the Firm, including the Chief Risk Officer, Chief Financial Officer and Chief Legal Officer, to help oversee the ERM framework. The FRC’s responsibilities include: oversight of our risk management principles, procedures and limits; the monitoring of capital levels and material market, credit, operational, model, liquidity, legal, compliance and reputational risk matters, and other risks, as appropriate; and the steps management has taken to monitor and manage such risks. The FRC also establishes and communicates risk tolerance, including aggregate Firm limits and tolerances, as appropriate. The Governance Process Review Subcommittee of the FRC oversees governance and process issues on behalf of the FRC. The FRC reports to the Board, the BAC, the BOTC and the BRC through the Chief Risk Officer, Chief Financial Officer and Chief Legal Officer.
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

59	December 2019 Form 10-K

Risk Disclosures

capital and liquidity management and works with the Compensation, Management Development and Succession Committee of the Board to help ensure that the structure and design of incentive compensation arrangements do not encourage unnecessary and excessive risk taking.
Independent Risk Management Functions
The risk management functions (Market Risk, Credit Risk, Operational Risk, Model Risk and Liquidity Risk Management departments) are independent of our business units and report to the Chief Risk Officer. These functions assist senior management and the FRC in monitoring and controlling our risk through a number of control processes. Each function maintains its own risk governance structure with specified individuals and committees responsible for aspects of managing risk. Further discussion about the responsibilities of the risk management functions may be found under “Market Risk,” “Credit Risk,” “Operational Risk,” “Model Risk” and “Liquidity Risk” herein.
Support and Control Groups
Our support and control groups include the Legal and Compliance Division, the Finance Division, Technology Division, Operations Division, the Human Resources Department, Corporate Services and Firm Resilience. Our support and control groups coordinate with the business segment control groups to review the risk monitoring and risk management policies and procedures relating to, among other things, controls over financial reporting and disclosure; each business segment’s market, credit and operational risk profile; liquidity risks; model risks; sales practices; reputational, legal enforceability, compliance, conduct and regulatory risk; and technological risks. Participation by the senior officers of the Firm and business segment control groups helps ensure that risk policies and procedures, exceptions to risk limits, new products and business ventures, and transactions with risk elements undergo thorough review.
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
Culture, Values and Conduct of Employees
Employees of the Firm are accountable for conducting themselves in accordance with our core values: Putting Clients First, Doing the Right Thing, Leading with Exceptional Ideas and Giving Back. We are committed to reinforcing and confirming adherence to our core values through our governance framework, tone from the top, management oversight, risk management and controls, and three lines of defense structure (business, control functions such as Risk Management and Compliance, and Internal Audit).
The Board is responsible for overseeing the Firm’s practices and procedures relating to culture, values and conduct, as set forth in the Firm’s Corporate Governance Policies. Our Culture, Values and Conduct Committee is the senior management committee that oversees the Firmwide culture, values and conduct program. A fundamental building block of this program is the Firm’s Code of Conduct, which establishes standards for employee conduct that further reinforce the Firm’s commitment to integrity and ethical conduct. Every new hire and every employee annually must certify to their understanding of and adherence to the Code of Conduct. The Firm’s Global Conduct Risk Management Policy also sets out a consistent global framework for managing Conduct Risk (i.e., the risk arising from misconduct by employees or contingent workers) and Conduct Risk incidents at the Firm.
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

December 2019 Form 10-K	60

Risk Disclosures

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
Risk limits, once established, are reviewed and updated on at least an annual basis, with more frequent updates as necessary. Board-level risk limits address the most important Firmwide aggregations of risk, including, but not limited to, stressed market, credit and liquidity risks. Additional risk limits approved by the FRC address more specific types of risk and are bound by the higher-level Board risk limits.
Risk Management Process
In subsequent sections, we discuss our risk management policies and procedures for our primary risks. This discussion primarily focuses on our Institutional Securities business segment's trading activities and corporate lending and related activities. We believe that these activities generate a substantial portion of our primary risks. These sections and the estimated amounts of our risk exposure generated by our statistical analyses are forward-looking statements. However, the analyses used to assess such risks are not predictions of future events, and actual results may vary significantly from such analyses due to events in the markets in which we operate and certain other factors described in the following paragraphs.
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
Trading Risks
Primary Market Risk Exposures and Market Risk Management
During 2019, we had exposures to a wide range of interest rates, equity prices, foreign exchange rates and commodity prices—and the associated implied volatilities and spreads—related to the global markets in which we conduct our trading activities.
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

61	December 2019 Form 10-K

Risk Disclosures

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
We manage the market risk associated with our trading activities on a Firmwide basis, on a worldwide trading division level and on an individual product basis. We manage and monitor our market risk exposures in such a way as to maintain a portfolio that we believe is well-diversified in the aggregate with respect to market risk factors and that reflects our aggregate risk tolerance as established by our senior management.
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
Beginning July 1, 2019, we estimate VaR using a model based on a one-year equal weighted historical simulation for general market risk factors and name-specific risk in corporate shares and related derivatives, and Monte Carlo simulation for name-specific risk in bonds, loans and related derivatives. The model constructs a distribution of hypothetical daily changes in the value of trading portfolios based on historical observation of daily changes in key market indices or other market risk factors, and information on the sensitivity of the portfolio values to these market risk factor changes.
Prior to July 1, 2019, our VaR model used four years of historical data with a volatility adjustment to reflect current market conditions.
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

December 2019 Form 10-K	62

Risk Disclosures

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
95%/One-Day Management VaR

	2019
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$26	$29	$43	$24
Equity price	11	15	22	11
Foreign exchange rate	10	13	20	6
Commodity price	10	14	22	10
Less: Diversification benefit[1]	(27)	(35)	N/A	N/A
Primary Risk Categories	$30	$36	$47	$30
Credit Portfolio	15	16	19	13
Less: Diversification benefit[1]	(10)	(11)	N/A	N/A
Total Management VaR	$35	$41	$51	$33

	2018[3]
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$44	$34	$53	$25
Equity price	12	14	18	9
Foreign exchange rate	11	10	16	6
Commodity price	13	10	18	6
Less: Diversification benefit[1]	(27)	(29)	N/A	N/A
Primary Risk Categories	$53	$39	$64	$31
Credit Portfolio	14	11	16	8
Less: Diversification benefit[1]	(12)	(8)	N/A	N/A
Total Management VaR	$55	$42	$62	$34

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

3.
2018 amounts have been revised to present the results of the new VaR model, in conformance with the 2019 presentation. The difference between the VaR measures produced by the new and old models was not significant.

Average total Management VaR remained relatively unchanged from 2018. Average Management VaR for the Primary Risk Categories decreased from 2018 as reduced interest rate and credit spread risk was offset by increased Commodity and Foreign Exchange risk within the Fixed Income Division.
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

63	December 2019 Form 10-K

Risk Disclosures

We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There were no days in 2019 on which trading losses exceeded VaR.
Daily 95%/One-Day Total Management VaR for 2019
($ in millions)
Daily Net Trading Revenues for 2019
($ in millions)
The previous histogram shows the distribution of daily net trading revenues for 2019. Daily net trading revenues include profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price, and Credit Portfolio positions and intraday trading activities for our trading businesses. Certain items such as fees, commissions and net interest income are excluded from daily net trading revenues and the VaR model. Revenues required for Regulatory VaR backtesting further exclude intraday trading.
Non-Trading Risks
We believe that sensitivity analysis is an appropriate representation of our non-trading risks. The following sensitivity analyses cover substantially all of the non-trading risk in our portfolio.
Credit Spread Risk Sensitivity1

$ in millions	At December 31, 2019	At December 31, 2018
Derivatives	$6	$6
Funding liabilities[2]	42	34

1.	Amounts represent the potential gain for each 1 bps widening of our credit spread.

2.	Relates to Borrowings carried at fair value.
Credit spread risk sensitivity for funding liabilities as of December 31, 2019 has increased compared with December 31, 2018, primarily as a result of new issuances of Borrowings carried at fair value in the Fixed Income Division of the Institutional Securities business segment.
U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At December 31, 2019	At December 31, 2018
Basis point change
+100	$151	$182
-100	(642)	(428)
The previous table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks on net interest income over the next 12 months for our U.S. Bank Subsidiaries. These shocks are applied to our 12-month forecast, which incorporates market expectations of interest rates and our forecasted business activity.
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between December 31, 2019 and December 31, 2018 is primarily driven by lower market rates and changes in our asset-liability profile.

December 2019 Form 10-K	64

Risk Disclosures

Investments Sensitivity, Including Related Performance Fees

	Loss from 10% Decline
$ in millions	At December 31, 2019	At December 31, 2018
Investments related to Investment Management activities	$367	$298
Other investments:
MUMSS	169	165
Other Firm investments	195	179
MUMSS—Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values and related impact on performance-based fees, as applicable. The change in investments sensitivity related to Investment Management activities between December 31, 2019 and December 31, 2018 is primarily driven by higher unrealized carried interest and investment gains, primarily from an Asia private equity fund.
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
We incur credit risk in our Institutional Securities business segment through a variety of activities, including, but not limited to, the following:

•	extending credit to clients through loans and lending commitments;

•	entering into swap or other derivative contracts under which counterparties may have obligations to make payments to us;

•	providing short- or long-term funding that is secured by physical or financial collateral whose value may at times be insufficient to fully cover the repayment amount;

•	posting margin and/or collateral to clearinghouses, clearing agencies, exchanges, banks, securities firms and other financial counterparties;

•	placing funds on deposit at other financial institutions to support our clearing and settlement obligations; and

•	investing or trading in securities and loan pools, whereby the value of these assets may fluctuate based on realized or expected defaults on the underlying obligations or loans.
We incur credit risk in our Wealth Management business segment, primarily through lending to individuals and entities, including, but not limited to, the following:

•	margin loans collateralized by securities;

•	securities-based lending and other forms of secured loans, including tailored lending, to high net worth clients;

•	single-family residential mortgage loans in conforming, non-conforming or HELOC form, primarily to existing Wealth Management clients; and

•	employee loans granted primarily to recruit certain Wealth Management representatives.
Monitoring and Control
In order to help protect us from losses, the Credit Risk Management Department (“CRM”) establishes Firmwide practices to evaluate, monitor and control credit risk at the transaction, obligor and portfolio levels. CRM approves extensions of credit, evaluates the creditworthiness of the counterparties and borrowers on a regular basis, and helps ensure that credit exposure is actively monitored and managed. The evaluation of counterparties and borrowers includes an assessment of the probability that an obligor will default on its financial obligations and any losses that may occur when an obligor defaults. In addition, credit risk exposure is actively managed by credit professionals and committees within CRM and through various risk committees, whose membership includes individuals from CRM. A comprehensive and global Credit Limits Framework is utilized to manage credit risk levels across the Firm. The Credit Limits Framework is calibrated within our risk tolerance and includes single-name limits and portfolio concentration limits by country, industry and product type.
CRM helps ensure timely and transparent communication of material credit risks, compliance with established limits and escalation of risk concentrations to appropriate senior management. CRM also works closely with the Market Risk Department and applicable business units to monitor risk

65	December 2019 Form 10-K

Risk Disclosures

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
Credit Evaluation
The evaluation of corporate and institutional counterparties and borrowers includes assigning credit ratings, which reflect an assessment of an obligor’s probability of default and loss given default. Credit evaluations typically involve the assessment of financial statements; leverage; liquidity; capital strength; asset composition and quality; market capitalization; access to capital markets; adequacy of collateral, if applicable; and, in the case of certain loans, cash flow projections and debt service requirements. CRM also evaluates strategy, market position, industry dynamics, management and other factors that could affect the obligor’s risk profile. Additionally, CRM evaluates the relative position of our exposure in the borrower’s capital structure and relative recovery prospects, as well as other structural elements of the particular transaction.
The evaluation of consumer borrowers is tailored to the specific type of lending. Securities-based loans are evaluated based on factors that include, but are not limited to, the amount of the loan and the amount, quality, diversification, price volatility and liquidity of the collateral. The underwriting of residential real estate loans includes, but is not limited to, review of the obligor’s debt-to-income ratio, net worth, liquidity, collateral, loan-to-value ratio and industry standard credit scoring models (e.g., FICO scores). Subsequent credit monitoring for individual loans is performed at the portfolio level, and collateral values are monitored on an ongoing basis.
Credit risk metrics assigned to our borrowers during the evaluation process are incorporated into CRM maintenance of the allowance for loan losses for loans held for investment. Such allowance serves as a reserve for probable inherent losses, as well as probable losses related to loans identified as impaired. For more information on the allowance for loan losses, see Notes 2 and 8 to the financial statements.

Risk Mitigation
We may seek to mitigate credit risk from our lending and trading activities in multiple ways, including collateral provisions, guarantees and hedges. At the transaction level, we seek to mitigate risk through management of key risk elements such as size, tenor, financial covenants, seniority and collateral. We actively hedge our lending and derivatives exposures. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps, and options). Additionally, we may sell, assign or syndicate loans and lending commitments to other financial institutions in the primary and secondary loan markets.
In connection with our derivatives trading activities, we generally enter into master netting agreements and collateral arrangements with counterparties. These agreements provide us with the ability to demand collateral, as well as to liquidate collateral and offset receivables and payables covered under the same master agreement in the event of a counterparty default. A collateral management group monitors collateral levels against requirements and oversees the administration of the collateral function. See Note 7 to the financial statements for additional information about our collateralized transactions.
Loans and Lending Commitments

	At December 31, 2019
$ in millions	IS	WM	IM1	Total
Corporate	$30,431	$18,320	$5	$48,756
Consumer	—	31,610	—	31,610
Residential real estate	—	30,184	—	30,184
Commercial real estate	7,859	—	—	7,859
Loans held for investment, gross of allowance	38,290	80,114	5	118,409
Allowance for loan losses	(297)	(52)	—	(349)
Loans held for investment, net of allowance	37,993	80,062	5	118,060
Corporate	10,515	—	—	10,515
Residential real estate	—	13	—	13
Commercial real estate	2,049	—	—	2,049
Loans held for sale	12,564	13	—	12,577
Corporate	7,785	—	251	8,036
Residential real estate	1,192	—	—	1,192
Commercial real estate	2,098	—	—	2,098
Loans held at fair value	11,075	—	251	11,326
Total loans	61,632	80,075	256	141,963
Lending commitments[2]	106,886	13,161	21	120,068
Total loans and lending commitments[2]	$168,518	$93,236	$277	$262,031

December 2019 Form 10-K	66

Risk Disclosures

	At December 31, 2018
$ in millions	IS	WM	IM1	Total
Corporate	$20,020	$16,884	$5	$36,909
Consumer	—	27,868	—	27,868
Residential real estate	—	27,466	—	27,466
Commercial real estate[3]	7,810	—	—	7,810
Loans held for investment, gross of allowance	27,830	72,218	5	100,053
Allowance for loan losses	(193)	(45)	—	(238)
Loans held for investment, net of allowance	27,637	72,173	5	99,815
Corporate	13,886	—	—	13,886
Residential real estate	1	21	—	22
Commercial real estate[3]	1,856	—	—	1,856
Loans held for sale	15,743	21	—	15,764
Corporate	9,150	—	21	9,171
Residential real estate	1,153	—	—	1,153
Commercial real estate[3]	601	—	—	601
Loans held at fair value	10,904	—	21	10,925
Total loans	54,284	72,194	26	126,504
Lending commitments[2]	95,065	10,663	—	105,728
Total loans and lending commitments[2]	$149,349	$82,857	$26	$232,232

1.
Investment Management business segment loans are related to certain of our activities as an investment advisor and manager. At December 31, 2019, loans held at fair value are the result of the consolidation of a CLO, managed by Investment Management, composed primarily of senior secured corporate loans.

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
We provide loans and lending commitments to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, we purchase loans in the secondary market. Loans and lending commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements. In 2019, total loans and lending commitments increased by approximately $30 billion, primarily in Corporate within the Institutional Securities business segment due to growth in secured lending facilities and increases in event-driven lending commitments. Also contributing to the increase was growth in Consumer securities-based lending, Residential real estate loans and tailored lending within the Wealth Management business segment.
See Notes 3, 4, 8 and 13 to the financial statements for further information.
Allowance for Loans and Lending Commitments Held for Investment

$ in millions	At December 31, 2019	At December 31, 2018
Loans	$349	$238
Lending commitments	241	203
Total allowance for loans and lending commitments	$590	$441

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
The aggregate allowance for loans and lending commitment losses increased during 2019, primarily within the Institutional Securities business segment due to loan and lending commitment growth, deterioration of select credits and certain environmental factors. See Notes 8 and 13 to the financial statements for further information.
Status of Loans Held for Investment

	At December 31, 2019		At December 31, 2018
	IS	WM	IS	WM
Current	99.0%	99.9%	99.8%	99.9%
Nonaccrual[1]	1.0%	0.1%	0.2%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Institutional Securities Loans and Lending Commitments1

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$7	$50	$—	$5	$62
A	955	923	516	277	2,671
BBB	2,297	5,589	3,592	949	12,427
NIG	13,051	16,824	12,047	2,592	44,514
Unrated[2]	117	82	131	1,628	1,958
Total loans	16,427	23,468	16,286	5,451	61,632
Lending commitments
AAA	—	50	—	—	50
AA	2,838	908	2,509	—	6,255
A	6,461	7,287	9,371	298	23,417
BBB	7,548	13,780	20,560	753	42,641
NIG	4,657	10,351	15,395	3,997	34,400
Unrated[2]	—	9	107	7	123
Total lending commitments	21,504	32,385	47,942	5,055	106,886
Total exposure	$37,931	$55,853	$64,228	$10,506	$168,518

67	December 2019 Form 10-K

Risk Disclosures

	At December 31, 2018
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$7	$430	$—	$19	$456
A	565	1,580	858	267	3,270
BBB	3,775	4,697	4,251	495	13,218
NIG	7,151	12,882	9,313	5,889	35,235
Unrated[2]	88	95	160	1,762	2,105
Total loans	11,586	19,684	14,582	8,432	54,284
Lending commitments
AAA	90	75	—	—	165
AA	2,491	1,177	2,863	—	6,531
A	2,892	6,006	9,895	502	19,295
BBB	2,993	11,825	19,461	638	34,917
NIG	1,681	10,604	16,075	5,751	34,111
Unrated[2]	8	—	38	—	46
Total lending commitments	10,155	29,687	48,332	6,891	95,065
Total exposure	$21,741	$49,371	$62,914	$15,323	$149,349
NIG–Non-investment grade

1.	Counterparty credit ratings are internally determined by CRM.

2.
Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk managed as a component of market risk. For a further discussion of our market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” herein.

Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At December 31, 2019	At December 31, 2018
Financials	$40,992	$32,655
Real estate	28,348	24,133
Healthcare	14,113	10,158
Industrials	13,136	13,701
Communications services	12,165	11,244
Utilities	9,905	9,856
Consumer staples	9,724	7,921
Consumer discretionary	9,589	8,314
Energy	9,461	9,847
Information technology	9,201	9,896
Materials	5,577	5,969
Insurance	3,755	3,744
Other	2,552	1,911
Total	$168,518	$149,349
The principal Institutional Securities business segment lending activities include Corporate and Commercial real estate loans. Our loans and lending commitments may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged by us.
We also extend short- and long-term secured lending facilities with various types of collateral, including residential real estate, commercial real estate, corporate and financial assets. These collateralized loans and lending commitments generally provide for overcollateralization. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement and/or a decline in the underlying collateral value. The Firm monitors collateral levels against the requirements of lending agreements. In addition, we participate in securitization activities whereby we transfer certain loans, primarily Commercial real estate, to an SPE, which in turn securitizes the loans. See Note 14 to the financial statements for information about our securitization activities.
Institutional Securities Corporate Loans1

$ in millions	At December 31, 2019	At December 31, 2018
Corporate relationship and event-driven lending[2]	$11,638	$13,317
Secured lending facilities[3]	29,654	21,408
Securities-based lending and other[4]	7,439	8,331
Total Corporate	$48,731	$43,056

1.	Amounts include loans held for investment, gross of allowance, loans held for sale and loans measured at fair value. Loans at fair value are included in Trading assets in the balance sheets.

2.
Relationship and event-driven loans typically consist of revolving lines of credit, term loans and bridge loans. For additional information on event-driven loans, see “Institutional Securities Event-Driven Loans and Lending Commitments” herein.

3.	Secured lending facilities includes loans provided to clients to warehouse loans secured by underlying real estate and other assets.

4.	Securities-based lending and other includes financing extended to sales and trading customers and corporate loans purchased in the secondary market.
Institutional Securities Event-Driven Loans and Lending Commitments

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$1,194	$1,024	$839	$390	$3,447
Lending commitments	7,921	5,012	2,285	3,090	18,308
Total loans and lending commitments	$9,115	$6,036	$3,124	$3,480	$21,755

	At December 31, 2018
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$2,582	$287	$656	$1,618	$5,143
Lending commitments	1,506	2,456	2,877	3,658	10,497
Total loans and lending commitments	$4,088	$2,743	$3,533	$5,276	$15,640
Event-driven loans and lending commitments, which comprise a portion of corporate loans and lending commitments, are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.

December 2019 Form 10-K	68

Risk Disclosures

Wealth Management Loans and Lending Commitments

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$41,863	$3,972	$2,783	$1,284	$49,902
Residential real estate loans	13	11	—	30,149	30,173
Total loans	$41,876	$3,983	$2,783	$31,433	$80,075
Lending commitments	10,219	2,564	71	307	13,161
Total loans and lending commitments	$52,095	$6,547	$2,854	$31,740	$93,236

	At December 31, 2018
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$38,144	$3,573	$2,004	$1,006	$44,727
Residential real estate loans	—	30	1	27,436	27,467
Total loans	$38,144	$3,603	$2,005	$28,442	$72,194
Lending commitments	9,197	1,151	42	273	10,663
Total loans and lending commitments	$47,341	$4,754	$2,047	$28,715	$82,857
The principal Wealth Management business segment lending activities include securities-based lending and residential real estate loans.
Securities-based lending allows clients to borrow money against the value of qualifying securities, generally for any purpose other than purchasing securities. We establish approved credit lines against qualifying securities and monitor limits daily and, pursuant to such guidelines, require customers to deposit additional collateral, or reduce debt positions, when necessary. These credit lines are primarily uncommitted loan facilities, as we reserve the right to not make any advances or may terminate these credit lines at any time. Factors considered in the review of these loans include, but are not limited to, the loan amount, the client’s credit profile, the degree of leverage, collateral diversification, price volatility and liquidity of the collateral.
Residential real estate loans consist of first and second lien mortgages, including HELOCs. Our underwriting policy is designed to ensure that all borrowers pass an assessment of capacity and willingness to pay, which includes an analysis utilizing industry standard credit scoring models (e.g., FICO scores), debt-to-income ratios and assets of the borrower. Loan-to-value ratios are determined based on independent third-party property appraisals and valuations, and security lien positions are established through title and ownership reports. The vast majority of mortgage loans, including HELOCs, are held for investment in the Wealth Management business segment’s loan portfolio.

In 2019, Loans and Lending commitments associated with the Wealth Management business segment increased by approximately 13%, primarily due to growth in Securities-based lending, Residential real estate loans, and tailored lending.
Customer and Other Receivables
Margin Loans

	At December 31, 2019
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$22,216	$9,700	$31,916

	At December 31, 2018
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$14,842	$11,383	$26,225
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
Employee Loans

$ in millions	At December 31, 2019	At December 31, 2018
Balance	$2,980	$3,415
Allowance for loan losses	(61)	(63)
Balance, net	$2,919	$3,352
Remaining repayment term, weighted average in years	4.8	4.3
In 2019, the balance of employee loans decreased as a result of the roll-off of certain acquisition-related employee retention loans and repayments, partially offset by new note issuances. Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments. We establish an allowance for loan amounts we do not consider recoverable, and the related provision is recorded in Compensation and benefits expense.

69	December 2019 Form 10-K

Risk Disclosures

Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2019
<1 year	$371	$9,195	$31,789	$22,757	$6,328	$70,440
1-3 years	378	5,150	17,707	11,495	9,016	43,746
3-5 years	502	4,448	9,903	6,881	3,421	25,155
Over 5 years	3,689	24,675	70,765	40,542	14,587	154,258
Total, gross	$4,940	$43,468	$130,164	$81,675	$33,352	$293,599
Counterparty netting	(2,172)	(33,521)	(103,452)	(62,345)	(19,514)	(221,004)
Cash and securities collateral	(2,641)	(8,134)	(22,319)	(14,570)	(10,475)	(58,139)
Total, net	$127	$1,813	$4,393	$4,760	$3,363	$14,456

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2018
<1 year	$878	$7,430	$38,718	$15,009	$7,183	$69,218
1-3 years	664	2,362	22,239	10,255	7,097	42,617
3-5 years	621	2,096	11,673	6,014	2,751	23,155
Over 5 years	3,535	9,725	67,166	36,087	11,112	127,625
Total, gross	$5,698	$21,613	$139,796	$67,365	$28,143	$262,615
Counterparty netting	(2,325)	(13,771)	(113,045)	(49,658)	(16,681)	(195,480)
Cash and securities collateral	(3,214)	(5,766)	(21,931)	(12,702)	(8,269)	(51,882)
Total, net	$159	$2,076	$4,820	$5,005	$3,193	$15,253

$ in millions	At December 31, 2019	At December 31, 2018
Industry
Utilities	$4,275	$4,324
Financials	3,448	4,480
Healthcare	991	787
Industrials	914	1,335
Regional governments	791	779
Information technology	659	695
Not-for-profit organizations	657	583
Energy	524	199
Sovereign governments	403	385
Communications services	381	373
Consumer discretionary	370	188
Materials	325	275
Real estate	315	283
Insurance	214	235
Consumer staples	129	216
Other	60	116
Total	$14,456	$15,253

1.	Counterparty credit ratings are determined internally by CRM.
We incur credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. For a description of our risk mitigation strategies, see “Credit Risk—Risk Mitigation” herein.

Credit Derivatives
A credit derivative is a contract between a seller and buyer of protection against the risk of a credit event occurring on one or more debt obligations issued by a specified reference entity. The buyer typically pays a periodic premium over the life of the contract and is protected for the period. If a credit event occurs, the seller is required to make payment to the beneficiary based on the terms of the credit derivative contract. Credit events, as defined in the contract, may be one or more of the following defined events: bankruptcy, dissolution or insolvency of the referenced entity, failure to pay, obligation acceleration, repudiation, payment moratorium and restructuring.
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
For additional credit exposure information on our credit derivative portfolio, see Note 5 to the financial statements.
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

December 2019 Form 10-K	70

Risk Disclosures

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
Top 10 Non-U.S. Country Exposures at December 31, 2019

United Kingdom
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(1,106)	$1,958	$852
Net counterparty exposure[2]	—	10,583	10,583
Loans	—	2,845	2,845
Lending commitments	—	5,452	5,452
Exposure before hedges	(1,106)	20,838	19,732
Hedges[3]	(312)	(1,350)	(1,662)
Net exposure	$(1,418)	$19,488	$18,070

Japan
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$2,175	$776	$2,951
Net counterparty exposure[2]	26	3,657	3,683
Loans	—	730	730
Lending commitments	—	2	2
Exposure before hedges	2,201	5,165	7,366
Hedges[3]	(93)	(131)	(224)
Net exposure	$2,108	$5,034	$7,142

Germany
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(352)	$228	$(124)
Net counterparty exposure[2]	100	2,383	2,483
Loans	—	1,610	1,610
Lending commitments	—	3,685	3,685
Exposure before hedges	(252)	7,906	7,654
Hedges[3]	(230)	(869)	(1,099)
Net exposure	$(482)	$7,037	$6,555

Spain
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$182	$(80)	$102
Net counterparty exposure[2]	—	270	270
Loans	—	3,828	3,828
Lending commitments	—	745	745
Exposure before hedges	182	4,763	4,945
Hedges[3]	—	(137)	(137)
Net exposure	$182	$4,626	$4,808

China
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(637)	$1,007	$370
Net counterparty exposure[2]	47	200	247
Loans	—	1,950	1,950
Lending commitments	—	1,716	1,716
Exposure before hedges	(590)	4,873	4,283
Hedges[3]	(82)	(80)	(162)
Net exposure	$(672)	$4,793	$4,121

France
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(1,720)	$181	$(1,539)
Net counterparty exposure[2]	—	2,070	2,070
Loans	—	620	620
Lending commitments	—	3,375	3,375
Exposure before hedges	(1,720)	6,246	4,526
Hedges[3]	(6)	(600)	(606)
Net exposure	$(1,726)	$5,646	$3,920

Canada
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(490)	$236	$(254)
Net counterparty exposure[2]	109	2,000	2,109
Loans	—	182	182
Lending commitments	—	1,439	1,439
Exposure before hedges	(381)	3,857	3,476
Hedges[3]	—	(152)	(152)
Net exposure	$(381)	$3,705	$3,324

71	December 2019 Form 10-K

Risk Disclosures

Netherlands
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$46	$545	$591
Net counterparty exposure[2]	—	748	748
Loans	—	946	946
Lending commitments	—	1,103	1,103
Exposure before hedges	46	3,342	3,388
Hedges[3]	(32)	(158)	(190)
Net exposure	$14	$3,184	$3,198

Australia
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$761	$293	$1,054
Net counterparty exposure[2]	17	632	649
Loans	—	291	291
Lending commitments	—	978	978
Exposure before hedges	778	2,194	2,972
Hedges[3]	—	(103)	(103)
Net exposure	$778	$2,091	$2,869

India
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,273	$556	$1,829
Net counterparty exposure[2]	—	518	518
Loans	—	247	247
Exposure before hedges	1,273	1,321	2,594
Net exposure	$1,273	$1,321	$2,594

1.
Net inventory represents exposure to both long and short single-name and index positions (i.e., bonds and equities at fair value and CDS based on a notional amount assuming zero recovery adjusted for the fair value of any receivable or payable).

2.
Net counterparty exposure (e.g., repurchase transactions, securities lending and OTC derivatives) is net of the benefit of collateral received and also is net by counterparty when legally enforceable master netting agreements are in place. For more information, see “Additional Information—Top 10 Non-U.S. Country Exposures” herein.

3.
Amounts represent net CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives" herein.

Additional Information—Top 10 Non-U.S. Country Exposures
Collateral Held against Net Counterparty Exposure1

$ in millions		At December 31, 2019
Counterparty credit exposure	Collateral[2]
Germany	Italy and Germany	$11,478
United Kingdom	U.K., U.S. and Spain	9,374
Other	Japan, U.S. and France	17,312

1.	The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at December 31, 2019.

2.	Collateral primarily consists of cash and government obligations.

Country Risk Exposures Related to the U.K.
At December 31, 2019, our country risk exposures in the U.K. included net exposures of $18,070 million (as shown in the Top 10 Non-U.S. Country Exposures table) and overnight deposits of $6,378 million. The $19,488 million of exposures to non-sovereigns were diversified across both names and sectors and include $6,804 million to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $4,817 million to geographically diversified counterparties, and $5,946 million to exchanges and clearinghouses.
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

December 2019 Form 10-K	72

Risk Disclosures

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
Cybersecurity
Our cybersecurity and information security policies, procedures, and technologies are designed to protect our own, our client and our employee data against unauthorized disclosure, modification or misuse and are also designed to address regulatory requirements. These policies and procedures cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response and recovery planning.
Business Continuity Management and Disaster Recovery
We maintain global programs for business continuity management and technology disaster recovery that facilitate activities designed to mitigate our risk during a business continuity event. A business continuity event is an interruption with potential impact to normal business activity of our people, operations, technology, suppliers and/or facilities. The business continuity management program’s core functions are business continuity planning and crisis management. As part of business continuity planning, our business units maintain business continuity plans, identifying processes and strategies to continue business-critical processes during a business continuity event. Crisis management is the process of identifying and managing our operations during business continuity events. Disaster recovery plans supporting business continuity are in place for critical technology assets and systems across the Firm.
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
Model Risk
Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision making or damage to our reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions.
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

73	December 2019 Form 10-K

Risk Disclosures

and aggregate business-level assessments, which are based upon qualitative and quantitative factors.
A guiding principle for managing model risk is the “effective challenge” of models. The effective challenge of models is defined as critical analysis by objective, informed parties who can identify model limitations and assumptions and drive appropriate changes. MRM provides effective challenge of models, independently validates and approves models for use, annually recertifies models, identifies and tracks remediation plans for model limitations and reports on model risk metrics. The department also oversees the development of controls to support a complete and accurate Firmwide model inventory.
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

December 2019 Form 10-K	74

Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Morgan Stanley:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2019 and 2018, the related consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for each of the three years ended December 31, 2019, 2018, and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Firm as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years ended December 31, 2019, 2018, and 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Firm’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Firm’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Financial Assets and Liabilities Carried at Fair Value - Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Firm’s trading and financing activities result in the Firm carrying material financial instruments having limited price transparency. These financial instruments can span a broad array of product types and generally include derivative, security and lending positions, as well as borrowings carried at fair value. These financial instruments are generally classified as Level 3 financial assets or liabilities in conformity with accounting principles generally accepted in the United States of America.

Unlike financial instruments whose values or inputs are readily observable and therefore more easily independently corroborated, the valuation of financial instruments classified as Level 3 is inherently subjective, and often involves the use of proprietary valuation models whose underlying algorithms and valuation methodologies are complex.

75	December 2019 Form 10-K

Given the Firm uses complex valuation models and model inputs that are not observable in the marketplace to determine the fair value of Level 3 financial assets and liabilities carried at fair value, performing audit procedures to evaluate the appropriateness of these models and inputs involved a high degree of auditor judgment, specialized skills, and an increased extent of testing.

How the Critical Audit Matter Was Addressed in the Audit

•
We tested the design and operating effectiveness of the Firm’s valuation controls, including model review and price verification for the appropriateness of valuation methodology including inputs and assumptions used.

•
We independently evaluated the appropriateness of management’s significant valuation methodologies, including the input assumptions, considering the expected assumptions of other market participants, and external data, when available.

•
We developed independent valuation estimates for certain financial instrument selections, using externally sourced inputs and independent valuation models, and used such estimates to further evaluate management’s fair value measurement by investigating the differences exceeding established thresholds between our estimate and that of the Firm, including; comparing the fair value estimate with similar transactions; and, evaluating the Firm’s assumptions inclusive of the inputs.

•
We tested the revenues arising from the valuation estimate on trade date for certain structured transactions involving Level 3 financial instruments. In performing such procedures, we also developed independent valuation estimates for certain structured transaction selections, as well as tested the valuation assumptions and methodologies used by the Company. Those procedures also included evaluating whether the methods were consistent with relevant Company valuation policies and agreeing relevant cash flows to underlying support.

•	We assessed the consistency by which management has applied significant and unobservable valuation assumptions.

•	We performed a retrospective assessment of management’s valuation estimates for a sample of financial instrument selections by comparing such estimates to relevant transactions.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2020

We have served as the Firm’s auditor since 1997.

December 2019 Form 10-K	76

Consolidated Income Statements

in millions, except per share data	2019	2018	2017
Revenues
Investment banking	$6,163	$6,482	$6,003
Trading	11,095	11,551	11,116
Investments	1,540	437	820
Commissions and fees	3,919	4,190	4,061
Asset management	13,083	12,898	11,797
Other	925	743	848
Total non-interest revenues	36,725	36,301	34,645
Interest income	17,098	13,892	8,997
Interest expense	12,404	10,086	5,697
Net interest	4,694	3,806	3,300
Net revenues	41,419	40,107	37,945
Non-interest expenses
Compensation and benefits	18,837	17,632	17,166
Occupancy and equipment	1,428	1,391	1,329
Brokerage, clearing and exchange fees	2,493	2,393	2,093
Information processing and communications	2,194	2,016	1,791
Marketing and business development	660	691	609
Professional services	2,137	2,265	2,169
Other	2,369	2,482	2,385
Total non-interest expenses	30,118	28,870	27,542
Income from continuing operations before income taxes	11,301	11,237	10,403
Provision for income taxes	2,064	2,350	4,168
Income from continuing operations	9,237	8,887	6,235
Income (loss) from discontinued operations, net of income taxes	—	(4)	(19)
Net income	$9,237	$8,883	$6,216
Net income applicable to noncontrolling interests	195	135	105
Net income applicable to Morgan Stanley	$9,042	$8,748	$6,111
Preferred stock dividends and other	530	526	523
Earnings applicable to Morgan Stanley common shareholders	$8,512	$8,222	$5,588
Earnings per basic common share
Income from continuing operations	$5.26	$4.81	$3.15
Income (loss) from discontinued operations	—	—	(0.01)
Earnings per basic common share	$5.26	$4.81	$3.14
Earnings per diluted common share
Income from continuing operations	$5.19	$4.73	$3.08
Income (loss) from discontinued operations	—	—	(0.01)
Earnings per diluted common share	$5.19	$4.73	$3.07
Average common shares outstanding
Basic	1,617	1,708	1,780
Diluted	1,640	1,738	1,821

See Notes to Consolidated Financial Statements	77	December 2019 Form 10-K

Consolidated Comprehensive Income Statements

$ in millions	2019	2018	2017
Net income	$9,237	$8,883	$6,216
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$3	$(90)	$251
Change in net unrealized gains (losses) on available-for-sale securities	1,137	(272)	41
Pension, postretirement and other	(66)	137	(117)
Change in net debt valuation adjustment	(1,639)	1,517	(588)
Total other comprehensive income (loss)	$(565)	$1,292	$(413)
Comprehensive income	$8,672	$10,175	$5,803
Net income applicable to noncontrolling interests	195	135	105
Other comprehensive income (loss) applicable to noncontrolling interests	(69)	87	4
Comprehensive income applicable to Morgan Stanley	$8,546	$9,953	$5,694

December 2019 Form 10-K	78	See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

$ in millions, except share data	At December 31, 2019	At December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$4,293	$30,541
Interest bearing deposits with banks	45,366	21,299
Restricted cash	32,512	35,356
Trading assets at fair value ($128,386 and $120,437 were pledged to various parties)	297,110	266,299
Investment securities (includes $62,223 and $61,061 at fair value)	105,725	91,832
Securities purchased under agreements to resell (includes $4 and $— at fair value)	88,224	98,522
Securities borrowed	106,549	116,313
Customer and other receivables	55,646	53,298
Loans:
Held for investment (net of allowance of $349 and $238)	118,060	99,815
Held for sale	12,577	15,764
Goodwill	7,143	6,688
Intangible assets (net of accumulated amortization of $3,204 and $2,877)	2,107	2,163
Other assets	20,117	15,641
Total assets	$895,429	$853,531
Liabilities
Deposits (includes $2,099 and $442 at fair value)	$190,356	$187,820
Trading liabilities at fair value	133,356	126,747
Securities sold under agreements to repurchase (includes $733 and $812 at fair value)	54,200	49,759
Securities loaned	8,506	11,908
Other secured financings (includes $7,809 and $5,245 at fair value)	14,698	9,466
Customer and other payables	197,834	179,559
Other liabilities and accrued expenses	21,155	17,204
Borrowings (includes $64,461 and $51,184 at fair value)	192,627	189,662
Total liabilities	812,732	772,125
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,593,973,680 and 1,699,828,943	20	20
Additional paid-in capital	23,935	23,794
Retained earnings	70,589	64,175
Employee stock trusts	2,918	2,836
Accumulated other comprehensive income (loss)	(2,788)	(2,292)
Common stock held in treasury at cost, $0.01 par value (444,920,299 and 339,065,036 shares)	(18,727)	(13,971)
Common stock issued to employee stock trusts	(2,918)	(2,836)
Total Morgan Stanley shareholders’ equity	81,549	80,246
Noncontrolling interests	1,148	1,160
Total equity	82,697	81,406
Total liabilities and equity	$895,429	$853,531

See Notes to Consolidated Financial Statements	79	December 2019 Form 10-K

Consolidated Statements of Changes in Total Equity

$ in millions	2019	2018	2017
Preferred Stock
Beginning Balance	$8,520	$8,520	$7,520
Issuance of preferred stock	500	—	1,000
Redemption of preferred stock[1]	(500)	—	—
Ending balance	8,520	8,520	8,520
Common Stock
Beginning and ending balance	20	20	20
Additional Paid-in Capital
Beginning balance	23,794	23,545	23,271
Cumulative adjustments for accounting changes[2]	—	—	45
Share-based award activity	131	249	306
Issuance of preferred stock	(3)	—	(6)
Other net increases (decreases)	13	—	(71)
Ending balance	23,935	23,794	23,545
Retained Earnings
Beginning balance	64,175	57,577	53,679
Cumulative adjustments for accounting changes[2]	63	306	(35)
Net income applicable to Morgan Stanley	9,042	8,748	6,111
Preferred stock dividends[3]	(524)	(526)	(523)
Common stock dividends[3]	(2,161)	(1,930)	(1,655)
Other net increases (decreases)	(6)	—	—
Ending balance	70,589	64,175	57,577
Employee Stock Trusts
Beginning balance	2,836	2,907	2,851
Share-based award activity	82	(71)	56
Ending balance	2,918	2,836	2,907
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(2,292)	(3,060)	(2,643)
Cumulative adjustments for accounting changes[2]	—	(437)	—
Net change in Accumulated other comprehensive income (loss)	(496)	1,205	(417)
Ending balance	(2,788)	(2,292)	(3,060)
Common Stock Held In Treasury at Cost
Beginning balance	(13,971)	(9,211)	(5,797)
Share-based award activity	1,198	806	878
Repurchases of common stock and employee tax withholdings	(5,954)	(5,566)	(4,292)
Ending balance	(18,727)	(13,971)	(9,211)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(2,836)	(2,907)	(2,851)
Share-based award activity	(82)	71	(56)
Ending balance	(2,918)	(2,836)	(2,907)
Noncontrolling Interests
Beginning balance	1,160	1,075	1,127
Net income applicable to noncontrolling interests	195	135	105
Net change in Accumulated other comprehensive income (loss)	(69)	87	4
Other net increases (decreases)	(138)	(137)	(161)
Ending balance	1,148	1,160	1,075
Total Equity	$82,697	$81,406	$78,466

1.	See Note 16 for information regarding the notice of redemption and reclassification of Series G Preferred Stock.

2.	See Notes 2 and 16 for further information regarding cumulative adjustments for accounting changes.

3.	See Note 16 for information regarding dividends per share for each class of stock.

December 2019 Form 10-K	80	See Notes to Consolidated Financial Statements

Consolidated Cash Flow Statements

$ in millions	2019	2018	2017
Cash flows from operating activities
Net income	$9,237	$8,883	$6,216
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	165	449	2,747
Stock-based compensation expense	1,153	920	1,026
Depreciation and amortization	2,643	1,844	1,753
Provision for (Release of) credit losses on lending activities	162	(15)	29
Other operating adjustments	(195)	199	153
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	(13,668)	23,732	(27,588)
Securities borrowed	9,764	7,697	1,226
Securities loaned	(3,402)	(1,684)	(2,252)
Customer and other receivables and other assets	233	(728)	(9,315)
Customer and other payables and other liabilities	19,942	(13,063)	2,007
Securities purchased under agreements to resell	10,298	(14,264)	17,697
Securities sold under agreements to repurchase	4,441	(6,665)	1,796
Net cash provided by (used for) operating activities	40,773	7,305	(4,505)
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(1,826)	(1,865)	(1,629)
Changes in loans, net	(17,359)	(8,794)	(12,125)
Investment securities:
Purchases	(42,586)	(27,800)	(23,962)
Proceeds from sales	17,151	3,208	18,131
Proceeds from paydowns and maturities	12,012	12,668	7,445
Other investing activities	(953)	(298)	(251)
Net cash provided by (used for) investing activities	(33,561)	(22,881)	(12,391)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	3,695	(1,226)	(1,573)
Deposits	2,513	28,384	3,573
Proceeds from:
Issuance of preferred stock, net of issuance costs	497	—	994
Issuance of Borrowings	30,605	40,059	55,416
Payments for:
Borrowings	(40,548)	(34,781)	(35,825)
Repurchases of common stock and employee tax withholdings	(5,954)	(5,566)	(4,292)
Cash dividends	(2,627)	(2,375)	(2,085)
Other financing activities	(147)	(290)	53
Net cash provided by (used for) financing activities	(11,966)	24,205	16,261
Effect of exchange rate changes on cash and cash equivalents	(271)	(1,828)	3,670
Net increase (decrease) in cash and cash equivalents	(5,025)	6,801	3,035
Cash and cash equivalents, at beginning of period	87,196	80,395	77,360
Cash and cash equivalents, at end of period	$82,171	$87,196	$80,395
Cash and cash equivalents:
Cash and due from banks	$4,293	$30,541	$24,816
Interest bearing deposits with banks	45,366	21,299	21,348
Restricted cash	32,512	35,356	34,231
Cash and cash equivalents, at end of period	$82,171	$87,196	$80,395
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$12,511	$9,977	$5,377
Income taxes, net of refunds	1,908	1,377	1,390

See Notes to Consolidated Financial Statements	81	December 2019 Form 10-K

Notes to Consolidated Financial Statements

1. Introduction and Basis of Presentation

The Firm
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Firm” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-K.
A description of the clients and principal products and services of each of the Firm’s business segments is as follows:
Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing, prime brokerage and market-making activities in equity and fixed income products, including foreign exchange and commodities. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending financing to sales and trading customers. Other activities include Asia wealth management services, investments and research.
Wealth Management provides a comprehensive array of financial services and solutions to individual investors and small to medium-sized businesses and institutions covering: brokerage and investment advisory services; financial and wealth planning services; stock plan administration services; annuity and insurance products; securities-based lending, residential real estate loans and other lending products; banking; and retirement plan services.
Investment Management provides a broad range of investment strategies and products that span geographies, asset classes, and public and private markets to a diverse group of clients across institutional and intermediary channels. Strategies and products, which are offered through a variety of investment vehicles, include equity, fixed income, liquidity and alternative/other products. Institutional clients include defined benefit/defined contribution plans, foundations, endowments, government entities, sovereign wealth funds, insurance companies, third-party fund sponsors and corporations. Individual clients are generally served through intermediaries, including affiliated and non-affiliated distributors.
Basis of Financial Information
The financial statements are prepared in accordance with U.S. GAAP, which requires the Firm to make estimates and assumptions regarding the valuations of certain financial instruments, the valuations of goodwill and intangible assets, compensation, deferred tax assets, the outcome of legal and tax matters, allowance for credit losses, and other matters that affect its financial statements and related disclosures. The Firm believes that the estimates utilized in the preparation of its financial statements are prudent and reasonable. Actual results could differ materially from these estimates.
Certain reclassifications have been made to prior periods to conform to the current presentation. The Notes are an integral part of the Firm's financial statements. The Firm has evaluated subsequent events for adjustment to or disclosure in these financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto.
Consolidation
The financial statements include the accounts of the Firm, its wholly owned subsidiaries and other entities in which the Firm has a controlling financial interest, including certain VIEs (see Note 14). Intercompany balances and transactions have been eliminated. For consolidated subsidiaries that are not wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income attributable to noncontrolling interests for such subsidiaries is presented as Net income applicable to noncontrolling interests in the income statements. The portion of shareholders’ equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests, a component of Total equity, in the balance sheets.
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

December 2019 Form 10-K	82

Notes to Consolidated Financial Statements

For investments in entities in which the Firm does not have a controlling financial interest but has significant influence over operating and financial decisions, it applies the equity method of accounting with net gains and losses recorded within Other revenues (see Note 10) unless the Firm has elected to measure the investment at fair value, in which case net gains and losses are recorded within Investments revenues (see Note 3).
Equity and partnership interests held by entities qualifying for accounting purposes as investment companies are carried at fair value.
The Firm’s significant regulated U.S. and international subsidiaries include Morgan Stanley & Co. LLC (“MS&Co.”), Morgan Stanley Smith Barney LLC (“MSSB”), Morgan Stanley & Co. International plc (“MSIP”), Morgan Stanley MUFG Securities Co., Ltd. (“MSMS”), Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”).
Consolidated Cash Flow Statements Presentation
For purposes of the cash flow statements, cash and cash equivalents consist of Cash and due from banks, Interest bearing deposits with banks and Restricted cash. Cash and cash equivalents includes highly liquid investments with original maturities of three months or less that are held for investment purposes and are readily convertible to known amounts of cash.
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
Investment Banking
Revenues from investment banking activities consist of revenues earned from underwriting, primarily equity and fixed income securities and loan syndications, and advisory fees, primarily for mergers, acquisitions and restructurings.
Underwriting revenues are generally recognized on trade date if there is no uncertainty or contingency related to the amount to be paid. Underwriting costs are deferred and recognized in the relevant non-interest expenses line items when the related underwriting revenues are recorded.
Advisory fees are recognized as advice is provided to the client, based on the estimated progress of work and when revenues are not probable of a significant reversal. Advisory costs are recognized as incurred in the relevant non-interest expenses line items, including those reimbursed.
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
Carried Interest
The Firm is entitled to receive performance-based fees in the form of carried interest when the return in certain funds exceeds specified performance targets. When the Firm earns carried interest from funds as specified performance thresholds are met, that carried interest and any related general or limited partner interest is accounted for under the equity method of accounting and measured based on the Firm’s claim on the NAV of the fund at the reporting date, taking into account the distribution terms applicable to the interest held.
See Note 21 for information regarding the net cumulative unrealized amount of performance-based fee revenues at risk of

83	December 2019 Form 10-K

Notes to Consolidated Financial Statements

reversal. See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.
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
For contracts with a term of less than one year, incremental costs to obtain the contract are expensed as incurred. Revenues are not discounted when payment is expected within one year.
The Firm presents, net within revenues, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Firm from a customer.
Fair Value of Financial Instruments
Instruments within Trading assets and Trading liabilities are measured at fair value, either as required or allowed by accounting guidance. These financial instruments primarily represent the Firm’s trading and investment positions and include both cash and derivative products. In addition, securities classified as AFS are measured at fair value.
Gains and losses on instruments carried at fair value are reflected in Trading revenues, Investments revenues or Investment banking revenues in the income statements, except for AFS securities (see “Investment Securities—AFS and HTM securities” section herein and Note 6) and derivatives accounted for as hedges (see “Hedge Accounting” herein and Note 5).
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
Fair Value Option
The Firm has elected to measure certain eligible instruments at fair value, including Securities purchased under agreements to resell, Loans and lending commitments, equity method investments and certain other assets, Deposits, Securities sold under agreements to repurchase, Other secured financings and Borrowings.
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
Level 1.    Valuations based on quoted prices in active markets that the Firm has the ability to access for identical assets or liabilities. Valuation adjustments, block discounts and discounts for entity-specific restrictions that would not transfer to market participants are not applied to Level 1 instruments. Since

December 2019 Form 10-K	84

Notes to Consolidated Financial Statements

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
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the product. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Firm in determining fair value is greatest for instruments categorized in Level 3 of the fair value hierarchy.
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

Where appropriate, valuation adjustments are made to account for various factors such as liquidity risk (bid-ask adjustments), credit quality, model uncertainty and concentration risk and funding. Adjustments for liquidity risk adjust model-derived mid-market amounts of Level 2 and Level 3 financial instruments for the bid-mid or mid-ask spread required to properly reflect the exit price of a risk position. Bid-mid and mid-ask spreads are marked to levels observed in trade activity, broker quotes or other external third-party data. Where these spreads are unobservable for the particular position in question, spreads are derived from observable levels of similar positions.
The Firm applies credit-related valuation adjustments to its Borrowings for which the fair value option was elected and to OTC derivatives. The Firm considers the impact of changes in its own credit spreads based upon observations of the secondary bond market spreads when measuring the fair value for Borrowings.
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

85	December 2019 Form 10-K

Notes to Consolidated Financial Statements

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
Offsetting of Derivative Instruments
In connection with its derivative activities, the Firm generally enters into master netting agreements and collateral agreements with its counterparties. These agreements provide the Firm with the right, in the event of a default by the counterparty, to net a counterparty’s rights and obligations under the agreement and to liquidate and set off cash collateral against any net amount owed by the counterparty. Derivatives with enforceable master netting agreements are reported net of cash collateral received and posted.
However, in certain circumstances, the Firm may not have such an agreement in place; the relevant insolvency regime may not support the enforceability of the master netting agreement or collateral agreement; or the Firm may not have sought legal advice to support the enforceability of the agreement. In cases where the Firm has not determined an agreement to be enforceable, the related amounts are not offset (see Note 5).
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
For information related to offsetting of derivatives and certain collateralized transactions, see Notes 5 and 7, respectively.

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
Fair Value Hedges—Interest Rate Risk
The Firm’s designated fair value hedges consist of interest rate swaps designated as hedges of changes in the benchmark interest rate of certain fixed rate AFS securities and senior borrowings. In the fourth quarter of 2019, the Firm also began designating interest rate swaps as fair value hedges of changes in the benchmark interest rate of certain fixed rate deposits. The Firm is permitted to hedge the full, or part of the, contractual term of the hedged instrument. The Firm uses regression analysis to perform an ongoing prospective and retrospective assessment of the effectiveness of these hedging relationships. A hedging relationship is deemed effective if the change in fair value of the hedging instrument (derivative) and the change in fair value of the hedged item (AFS security, deposit liability or borrowing), due to changes in the benchmark interest rate, offset within a range of 80% to 125%. The Firm considers the impact of valuation adjustments related to counterparty credit spreads and its own credit spreads to determine whether they would cause the hedging relationship to be ineffective.
For qualifying fair value hedges of benchmark interest rates, the change in the fair value of the derivative, offset by the change in the fair value attributable to the change in the benchmark interest rate risk of the hedged asset (liability), is recognized in earnings each period as a component of Interest income (expense). For AFS securities, the change in fair value of the hedged item due to changes other than the risk being hedged will continue to be reported in OCI. When a derivative is de-designated as a hedge, any basis adjustment remaining on the hedged asset (liability) is amortized to Interest income (expense) over the remaining life of the asset (liability) using the effective interest method.
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

December 2019 Form 10-K	86

Notes to Consolidated Financial Statements

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
For further information on derivative instruments and hedging activities, see Note 5.
Investment Securities—Available-for-Sale and Held-to-Maturity
AFS securities are reported at fair value in the balance sheets with unrealized gains and losses reported in AOCI, net of tax, unless such securities are designated in a fair value hedge. Interest income, including amortization of premiums and accretion of discounts, is included in Interest income in the income statements. Realized gains and losses on sales of AFS securities are classified within Other revenues in the income statements (see Note 6). The Firm utilizes the “first-in, first-out” method as the basis for determining the cost of AFS securities.
HTM securities are reported at amortized cost in the balance sheets. Interest income, including amortization of premiums and accretion of discounts on HTM securities, is included in Interest income in the income statements.
OTTI
AFS securities and HTM securities with a current fair value less than their amortized cost are analyzed as part of the Firm’s periodic assessment of temporary versus OTTI at the individual security level. A temporary impairment is recognized in AOCI for AFS securities. OTTI is recognized in the income statements with the exception of the non-credit portion related to a security that the Firm does not intend to sell and is not likely to be required to sell, which is recognized in AOCI.
For AFS securities that the Firm either has the intent to sell or that the Firm is likely to be required to sell before recovery of its amortized cost basis, the impairment is considered OTTI.
For those AFS securities that the Firm does not have the intent to sell or is not likely to be required to sell, and for all HTM securities, the Firm evaluates whether it expects to recover the entire amortized cost basis of the security. If the Firm does not expect to recover the entire amortized cost of those AFS or HTM securities, the impairment is considered OTTI, and the Firm determines what portion of the impairment relates to a credit loss and what portion relates to non-credit factors.

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
When estimating the present value of expected cash flows, information utilized includes the remaining payment terms of the security, prepayment speeds, financial condition of the issuer(s), expected defaults and the value of any underlying collateral.
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

87	December 2019 Form 10-K

Notes to Consolidated Financial Statements

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
The Firm utilizes the U.S. banking agencies’ definition of criticized exposures, which consist of the Special Mention, Substandard, Doubtful and Loss categories as credit quality indicators. For further information on the credit quality indicators, see Note 8. Substandard loans are regularly reviewed for impairment. Factors considered by management when determining impairment include payment status, fair value of collateral, and probability of collecting scheduled principal and interest payments when due. The impairment analysis required depends on the nature and type of loans. Loans classified as Doubtful or Loss are considered impaired.
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

December 2019 Form 10-K	88

Notes to Consolidated Financial Statements

Lending Commitments.    The Firm records the liability and related expense for the credit exposure related to commitments to fund loans that will be held for investment in a manner similar to outstanding loans discussed above. The analysis also incorporates a credit conversion factor, which is the expected utilization of the undrawn commitment. The liability and expense for the credit exposure are recorded in Other liabilities and accrued expenses in the balance sheets, and Other non-interest expenses in the income statements, respectively. For more information regarding loan commitments, standby letters of credit and financial guarantees, see Note 13.
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
Interest income on loans held for sale is accrued and recognized based on the contractual rate of interest. Loan origination fees or costs and purchase price discounts or premiums are deferred as an adjustment to the loan’s cost basis until the related loan is sold and, as such, are included in the periodic determination of the lower of cost or fair value adjustments and the gain or loss recognized at the time of sale.
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
For further information on loans, see Note 8.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when the Firm has relinquished control over the transferred assets. Any related gain or loss on sale is recorded in Net revenues. Transfers that are not accounted for as sales are treated as collateralized financings. Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financings (see Note 7).
Securities purchased under agreements to resell (“reverse repurchase agreements”) and Securities sold under agreements to repurchase (“repurchase agreements”) are carried in the balance sheets at the amount of cash paid or received, plus accrued interest, except for certain reverse repurchase and repurchase agreements for which the Firm has elected the fair value option (see Note 4). Where appropriate, repurchase agreements and reverse repurchase agreements with the same counterparty are reported on a net basis. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received.
In instances where the Firm is the lender in securities-for-securities transactions and is permitted to sell or repledge these securities, the fair value of the collateral received is reported in Trading assets, and the related obligation to return the collateral is reported in Trading liabilities in the balance sheets. Securities-for-securities transactions where the Firm is the borrower are not included in the balance sheets.
Premises, Equipment and Software Costs
Premises, equipment and software costs consist of buildings, leasehold improvements, furniture, fixtures, computer and communications equipment, power generation assets and software (externally purchased and developed for internal use). Premises, equipment and software costs are stated at cost less accumulated depreciation and amortization and are included in

89	December 2019 Form 10-K

Notes to Consolidated Financial Statements

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
For further information on diluted earnings (loss) per common share, see Note 16 to the financial statements.
Deferred Compensation
Stock-Based Compensation
The Firm measures compensation expense for stock-based awards at fair value. The Firm determines the fair value of RSUs (including PSUs with non-market performance conditions) based on the grant-date fair value of its common stock, measured as the volume-weighted average price on the date of grant (“VWAP”). The fair value of RSUs not entitled to dividends until conversion is measured at VWAP reduced by the present value of dividends expected to be paid on the underlying shares prior to scheduled conversion date. PSUs that contain market-based conditions are valued using a Monte Carlo valuation model.
Compensation expense is recognized over the relevant vesting period for each separate vesting portion of the award. Compensation expense for awards with performance conditions is recognized based on the probable outcome of the performance condition at each reporting date. Compensation expense for awards with market-based conditions is recognized irrespective of the probability of the market condition being achieved and is not reversed if the market condition is not met. The Firm accounts for forfeitures as they occur.
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

December 2019 Form 10-K	90

Notes to Consolidated Financial Statements

Employee Stock Trusts
In connection with certain stock-based compensation plans, the Firm, at its discretion, has established employee stock trusts to provide common stock voting rights to certain employees who hold outstanding RSUs. The assets of the employee stock trusts are consolidated with those of the Firm and are generally accounted for in a manner similar to treasury stock, where the shares of common stock outstanding reported in Common stock issued to employee stock trusts are offset by an equal amount reported in Employee stock trusts in the balance sheets.
The Firm uses the grant-date fair value of stock-based compensation as the basis for recognition of the assets in the employee stock trusts. Subsequent changes in the fair value are not recognized as the Firm’s stock-based compensation plans must be settled by delivery of a fixed number of shares of the Firm’s common stock.
Deferred Cash-Based Compensation
Compensation expense for deferred cash-based compensation plans is calculated based on the notional value of the award granted, adjusted for changes in the fair value of the referenced investments that employees select. Compensation expense is recognized over the relevant vesting period for each separate vesting portion of deferred awards. Compensation expense for these awards is adjusted based on notional earnings of the referenced investments until distribution.
The Firm invests directly, as a principal, in financial instruments or other investments to economically hedge its obligations under its deferred cash-based compensation plans. Changes in the value of such investments made by the Firm are recorded in Trading revenues and Investments revenues. Although changes in compensation expense resulting from changes in the fair value of the referenced investments will generally be offset by changes in the fair value of investments made by the Firm, there is typically a timing difference between the immediate recognition of gains and losses on the Firm’s investments and the deferred recognition of the related compensation expense over the vesting period.
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

Carried Interest Compensation
The Firm generally recognizes compensation expense for any portion of carried interest (both realized and unrealized) that is allocated to employees. For information on performance-based fees in the form of carried interest, which are directly related to carried interest compensation, see “Revenue Recognition—Carried Interest” herein.
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
Uncertain tax positions are recorded on the basis of a two-step process, whereby (i) the Firm determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet this threshold, the Firm recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes.
Foreign Currencies
Assets and liabilities of operations with non-U.S. dollar functional currencies are translated at year-end rates of

91	December 2019 Form 10-K

Notes to Consolidated Financial Statements

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

Accounting Updates Adopted in 2019
See Note 16 for a summary of the Retained earnings impact of these adoptions.
Leases
Upon the adoption of Leases, the Firm began recognizing in the balance sheet leases with terms exceeding one year as right-of-use (“ROU”) assets and corresponding liabilities. The adoption resulted in an increase to Retained earnings of approximately $63 million, net of tax, related to deferred revenue from previously recorded sale-leaseback transactions. At transition on January 1, 2019, the adoption also resulted in a balance sheet gross-up of approximately $4 billion reflected in Other assets and Other liabilities and accrued expenses. See Note 10 for lease disclosures, including amounts reflected in the December 31, 2019 balance sheet. Prior period amounts were not restated.
As allowed by the guidance, the Firm elected not to reassess the following at transition: whether existing contracts are or contain leases; and for existing leases, lease classification and initial direct costs. In addition, the Firm continues to account for existing land easements as service contracts.
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
Accounting Update Adopted in 2018
See Note 16 for a summary of the Retained earnings impact of this adoption.
Revenue Recognition
The Firm adopted Revenues from Contracts with Customers using the modified retrospective method. Our revenue recognition policies are reflective of this update since adoption, while 2017 revenues and expenses remain as presented under the prior accounting policy.
The more significant differences to the accounting policy in place prior to adoption were: (i) the presentation of certain costs related to underwriting and advisory activities in that such costs were recorded net of Investment Banking revenues versus the current practice of recording the costs in the relevant non-compensation expense line item; (ii) the presentation of certain costs related to the selling and distribution of investment funds in that such costs were recorded net of Asset Management revenues versus the current practice of recording the costs in the relevant non-compensation expense line item; (iii) the recognition of certain performance-based fees from fund management activities not in the form of carried interest that were recognized quarterly versus the current practice of deferring the revenues until the fees are not probable of a significant reversal, and; (iv) the timing of the recognition of advisory fees in that such fees were recorded when realizable versus the current practice of recognizing the fees as advice is provided to the client, based on the estimated progress of work and when the revenue is not probable of a significant reversal.

December 2019 Form 10-K	92

Notes to Consolidated Financial Statements

3. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$36,866	$28,992	$22	$—	$65,880
Other sovereign government obligations	23,402	4,347	5	—	27,754
State and municipal securities	—	2,790	1	—	2,791
MABS	—	1,690	438	—	2,128
Loans and lending commitments[2]	—	6,253	5,073	—	11,326
Corporate and other debt	—	22,124	1,396	—	23,520
Corporate equities[3]	123,942	652	97	—	124,691
Derivative and other contracts:
Interest rate	1,265	182,977	1,239	—	185,481
Credit	—	6,658	654	—	7,312
Foreign exchange	15	64,260	145	—	64,420
Equity	1,219	48,927	922	—	51,068
Commodity and other	1,079	7,255	2,924	—	11,258
Netting[1]	(2,794)	(235,947)	(993)	(47,804)	(287,538)
Total derivative and other contracts	784	74,130	4,891	(47,804)	32,001
Investments[4]	481	252	858	—	1,591
Physical commodities	—	1,907	—	—	1,907
Total trading assets[4]	185,475	143,137	12,781	(47,804)	293,589
Investment securities —AFS	32,902	29,321	—	—	62,223
Securities purchased under agreements to resell	—	4	—	—	4
Total assets at fair value	$218,377	$172,462	$12,781	$(47,804)	$355,816

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,920	$179	$—	$2,099
Trading liabilities:
U.S. Treasury and agency securities	11,191	34	—	—	11,225
Other sovereign government obligations	21,837	1,332	1	—	23,170
Corporate and other debt	—	7,410	—	—	7,410
Corporate equities[3]	63,002	79	36	—	63,117
Derivative and other contracts:
Interest rate	1,144	171,025	462	—	172,631
Credit	—	7,391	530	—	7,921
Foreign exchange	6	67,473	176	—	67,655
Equity	1,200	49,062	2,606	—	52,868
Commodity and other	1,194	7,118	1,312	—	9,624
Netting[1]	(2,794)	(235,947)	(993)	(42,531)	(282,265)
Total derivative and other contracts	750	66,122	4,093	(42,531)	28,434
Total trading liabilities	96,780	74,977	4,130	(42,531)	133,356
Securities sold under agreements to repurchase	—	733	—	—	733
Other secured financings	—	7,700	109	—	7,809
Borrowings	—	60,373	4,088	—	64,461
Total liabilities at fair value	$96,780	$145,703	$8,506	$(42,531)	$208,458

93	December 2019 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$38,767	$29,594	$54	$—	$68,415
Other sovereign government obligations	28,395	5,529	17	—	33,941
State and municipal securities	—	3,161	148	—	3,309
MABS	—	2,154	354	—	2,508
Loans and lending commitments[2]	—	4,055	6,870	—	10,925
Corporate and other debt	—	18,129	1,076	—	19,205
Corporate equities[3]	93,626	522	95	—	94,243
Derivative and other contracts:
Interest rate	2,793	155,027	1,045	—	158,865
Credit	—	5,707	421	—	6,128
Foreign exchange	62	63,023	161	—	63,246
Equity	1,256	45,596	1,022	—	47,874
Commodity and other	963	8,517	2,992	—	12,472
Netting[1]	(4,151)	(210,190)	(896)	(44,175)	(259,412)
Total derivative and other contracts	923	67,680	4,745	(44,175)	29,173
Investments[4]	412	293	757	—	1,462
Physical commodities	—	536	—	—	536
Total trading assets[4]	162,123	131,653	14,116	(44,175)	263,717
Investment securities —AFS	36,399	24,662	—	—	61,061
Intangible assets	—	5	—	—	5
Total assets at fair value	$198,522	$156,320	$14,116	$(44,175)	$324,783

	At December 31, 2018
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$415	$27	$—	$442
Trading liabilities:
U.S. Treasury and agency securities	11,272	543	—	—	11,815
Other sovereign government obligations	21,391	1,454	—	—	22,845
Corporate and other debt	—	8,550	1	—	8,551
Corporate equities[3]	56,064	199	15	—	56,278
Derivative and other contracts:
Interest rate	2,927	142,746	427	—	146,100
Credit	—	5,772	381	—	6,153
Foreign exchange	41	63,379	86	—	63,506
Equity	1,042	47,091	2,507	—	50,640
Commodity and other	1,228	6,872	940	—	9,040
Netting[1]	(4,151)	(210,190)	(896)	(32,944)	(248,181)
Total derivative and other contracts	1,087	55,670	3,445	(32,944)	27,258
Total trading liabilities	89,814	66,416	3,461	(32,944)	126,747
Securities sold under agreements to repurchase	—	812	—	—	812
Other secured financings	—	5,037	208	—	5,245
Borrowings	—	47,378	3,806	—	51,184
Total liabilities at fair value	$89,814	$120,058	$7,502	$(32,944)	$184,430

MABS—Mortgage- and asset-backed securities

1.
For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Netting.” Positions classified within the same level that are with the same counterparty are netted within that level. For further information on derivative instruments and hedging activities, see Note 5.

2.	For a further breakdown by type, see the following Detail of Loans and Lending Commitments at Fair Value table.

3.	For trading purposes, the Firm holds or sells short equity securities issued by entities in diverse industries and of varying sizes.

4.
Amounts exclude certain investments that are measured based on NAV per share, which are not classified in the fair value hierarchy. For additional disclosure about such investments, see “Net Asset Value Measurements” herein.

Detail of Loans and Lending Commitments at Fair Value

$ in millions	At December 31, 2019	At December 31, 2018
Corporate	$8,036	$9,171
Residential real estate	1,192	1,153
Commercial real estate	2,098	601
Total	$11,326	$10,925
Unsettled Fair Value of Futures Contracts1

$ in millions	At December 31, 2019	At December 31, 2018
Customer and other receivables, net	$365	$615

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

December 2019 Form 10-K	94

Notes to Consolidated Financial Statements

Valuation Techniques for Assets and Liabilities Measured at Fair Value on a Recurring Basis

Asset and Liability/Valuation Technique	Valuation Hierarchy Classification
U.S. Treasury and Agency Securities
U.S. Treasury Securities	• Level 1
• Fair value is determined using quoted market prices.

U.S. Agency Securities
• Level 1 - on-the-run agency issued debt securities if actively traded and inputs are observable
• Generally Level 2 - all other agency issued debt securities, agency mortgage pass-through pool securities and CMOs if actively traded and inputs are observable
• Level 3 - in instances where the trading activity is limited or inputs are unobservable

• Non-callable agency-issued debt securities are generally valued using quoted market prices, and callable agency-issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for comparable instruments.
• The fair value of agency mortgage pass-through pool securities is model-driven based on spreads of comparable to-be-announced securities.
• CMOs are generally valued using quoted market prices and trade data adjusted by subsequent changes in related indices for comparable instruments.

Other Sovereign Government Obligations	• Generally Level 1 • Level 2 - if the market is less active or prices are dispersed • Level 3 - in instances where the prices are unobservable
• Fair value is determined using quoted prices in active markets when available. When not available, quoted prices in less-active markets are used. In the absence of position-specific quoted prices, fair value may be determined through benchmarking from comparable instruments.

State and Municipal Securities	• Generally Level 2 - if value based on observable market data for comparable instruments • Level 3 in instances where market data is not observable
• Fair value is determined using recently executed transactions, market price quotations or pricing models that factor in, where applicable, interest rates, bond or CDS spreads, adjusted for any basis difference between cash and derivative instruments.

RMBS, CMBS, ABS (collectively known as Mortgage- and Asset-backed securities (“MABS”))
• Generally Level 2 - if value based on observable market data for comparable instruments
• Level 3 - if external prices or significant spread inputs are unobservable, or if the comparability assessment involves significant subjectivity related to property type differences, cash flows, performance or other inputs

• Mortgage- and asset-backed securities may be valued based on price or spread data obtained from observed transactions or independent external parties such as vendors or brokers.
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
• Market standard cash flow models may be utilized to model the specific collateral composition and cash flow structure of each transaction. Key inputs to these models are market spreads, forecasted credit losses, and default and prepayment rates for each asset category.
• Valuation levels of RMBS and CMBS indices are used as an additional data point for benchmarking purposes or to price outright index positions.

Loans and Lending Commitments	• Level 2 - if value based on observable market data for comparable instruments • Level 3 - in instances where prices or significant spread inputs are unobservable
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

Corporate and Other Debt
Corporate Bonds	• Generally Level 2 - if value based on observable market data for comparable instruments • Level 3 - in instances where prices or significant spread inputs are unobservable
• Fair value is determined using recently executed transactions, market price quotations, bond spreads and CDS spreads obtained from independent external parties, such as vendors and brokers, adjusted for any basis difference between cash and derivative instruments.
• The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference comparable issuers are used. When position-specific external price data are not observable, fair value is determined based on either benchmarking to comparable instruments or cash flow models with yield curves, bond or single-name CDS spreads and recovery rates as significant inputs.

95	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Asset and Liability/Valuation Technique	Valuation Hierarchy Classification
CDO
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

Corporate Equities
• Generally Level 1 - exchange-traded securities and fund units if actively traded
• Level 2 - exchange-traded securities if not actively traded, or if undergoing a recent M&A event or corporate action
• Level 3 - exchange-traded securities if not actively traded, or if undergoing an aged M&A event or corporate action

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

Derivative and Other Contracts
Listed Derivative Contracts	• Level 1 - listed derivatives that are actively traded • Level 2 - listed derivatives that are not actively traded
• Listed derivatives that are actively traded are valued based on quoted prices from the exchange.
• Listed derivatives that are not actively traded are valued using the same techniques as those applied to OTC derivatives as noted below.

OTC Derivative Contracts
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

Investments
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
• After initial recognition, in determining the fair value of non-exchange-traded internally and externally managed funds, the Firm generally considers the NAV of the fund provided by the fund manager to be the best estimate of fair value. These investments are included in the Fund Interests table in the "Net Asset Value Measurements" section herein.
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

Physical Commodities	• Level 2
• The Firm trades various physical commodities, including natural gas and precious metals. • Fair value is determined using observable inputs, including broker quotations and published indices.

December 2019 Form 10-K	96

Notes to Consolidated Financial Statements

Asset and Liability/Valuation Technique	Valuation Hierarchy Classification
Investment Securities—AFS Securities	• For further information on the determination of valuation hierarchy classification, see the corresponding Valuation Hierarchy Classification described herein.
• AFS securities are composed of U.S. government and agency securities (e.g., U.S. Treasury securities, agency-issued debt, agency mortgage pass-through securities and CMOs), CMBS, ABS, state and municipal securities, and corporate bonds.

For further information on the determination of fair value, refer to the corresponding asset/liability Valuation Technique described herein for the same instruments.

Deposits	• Generally Level 2 • Level 3 - in instances where the unobservable input is deemed significant
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

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase	• Generally Level 2
• Fair value is computed using a standard cash flow discounting methodology.
• The inputs to the valuation include contractual cash flows and collateral funding spreads, which are the incremental spread over the OIS rate for a specific collateral rate (which refers to the rate applicable to a specific type of security pledged as collateral).

Other Secured Financings	• For further information on the determination of valuation hierarchy classification, see the corresponding Valuation Hierarchy Classification described herein.
• Other secured financings are composed of short-dated notes secured by Corporate equities, agreements to repurchase Physical commodities, the liabilities related to sales of Loans and lending commitments accounted for as financings, and contracts which are not classified as OTC derivatives because they fail net investment criteria.

For further information on the determination of valuation hierarchy classification, see the corresponding Valuation Hierarchy Classification described herein.

Borrowings	• Generally Level 2 • Level 3 - in instances where the unobservable inputs are deemed significant
• The Firm carries certain borrowings at fair value which are primarily composed of: instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures; and instruments with various interest-rate-related features including step-ups, step-downs, and zero coupons.
• Fair value is determined using valuation models for the derivative and debt portions of the instruments. These models incorporate observable inputs referencing identical or comparable securities, including prices to which the instruments are linked, interest rate yield curves, option volatility and currency rates, and commodity or equity prices.
• Independent, external and traded prices are considered as well as the impact of the Firm’s own credit spreads which are based on observed secondary bond market spreads.

97	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

$ in millions	2019	2018	2017
U.S. Treasury and agency securities
Beginning balance	$54	$—	$74
Realized and unrealized gains (losses)	4	1	(1)
Purchases	17	53	—
Sales	(54)	—	(240)
Net transfers	1	—	167
Ending balance	$22	$54	$—
Unrealized gains (losses)	$4	$1	$—
Other sovereign government obligations
Beginning balance	$17	$1	$6
Realized and unrealized gains (losses)	(3)	—	—
Purchases	7	41	—
Sales	(6)	(26)	(5)
Net transfers	(10)	1	—
Ending balance	$5	$17	$1
Unrealized gains (losses)	$(3)	$—	$—
State and municipal securities
Beginning balance	$148	$8	$250
Realized and unrealized gains (losses)	—	—	3
Purchases	—	147	6
Sales	(147)	(9)	(83)
Net transfers	—	2	(168)
Ending balance	$1	$148	$8
Unrealized gains (losses)	$—	$—	$—
MABS
Beginning balance	$354	$423	$217
Realized and unrealized gains (losses)	(16)	82	47
Purchases	132	177	289
Sales	(175)	(338)	(158)
Settlements	(44)	(17)	(37)
Net transfers	187	27	65
Ending balance	$438	$354	$423
Unrealized gains (losses)	$(57)	$(9)	$(7)
Loans and lending commitments
Beginning balance	$6,870	$5,945	$5,122
Realized and unrealized gains (losses)	38	(100)	182
Purchases	2,337	5,746	3,616
Sales	(1,268)	(2,529)	(1,561)
Settlements	(2,291)	(2,281)	(1,463)
Net transfers	(613)	89	49
Ending balance	$5,073	$6,870	$5,945
Unrealized gains (losses)	$(9)	$(137)	$131
Corporate and other debt
Beginning balance	$1,076	$701	$475
Realized and unrealized gains (losses)	418	106	82
Purchases	650	734	487
Sales	(729)	(251)	(420)
Settlements	(7)	(11)	(9)
Net transfers	(12)	(203)	86
Ending balance	$1,396	$1,076	$701
Unrealized gains (losses)	$361	$70	$23

$ in millions	2019	2018	2017
Corporate equities
Beginning balance	$95	$166	$446
Realized and unrealized gains (losses)	(8)	29	(54)
Purchases	32	13	173
Sales	(271)	(161)	(632)
Net transfers	249	48	233
Ending balance	$97	$95	$166
Unrealized gains (losses)	$1	$17	$(6)
Investments
Beginning balance	$757	$1,020	$958
Realized and unrealized gains (losses)	78	(25)	96
Purchases	40	149	102
Sales	(41)	(212)	(57)
Settlements	—	—	(78)
Net transfers	24	(175)	(1)
Ending balance	$858	$757	$1,020
Unrealized gains (losses)	$67	$(27)	$88
Net derivatives: Interest rate
Beginning balance	$618	$1,218	$420
Realized and unrealized gains (losses)	17	111	322
Purchases	98	63	29
Issuances	(16)	(19)	(18)
Settlements	1	(172)	608
Net transfers	59	(583)	(143)
Ending balance	$777	$618	$1,218
Unrealized gains (losses)	$87	$140	$341
Net derivatives: Credit
Beginning balance	$40	$41	$(373)
Realized and unrealized gains (losses)	(24)	33	(43)
Purchases	144	13	—
Issuances	(190)	(95)	(1)
Settlements	111	56	455
Net transfers	43	(8)	3
Ending balance	$124	$40	$41
Unrealized gains (losses)	$(17)	$23	$(18)
Net derivatives: Foreign exchange
Beginning balance	$75	$(112)	$(43)
Realized and unrealized gains (losses)	(295)	179	(108)
Purchases	2	3	—
Issuances	—	(1)	(1)
Settlements	7	2	31
Net transfers	180	4	9
Ending balance	$(31)	$75	$(112)
Unrealized gains (losses)	$(187)	$118	$(89)
Net derivatives: Equity
Beginning balance	$(1,485)	$1,208	$184
Realized and unrealized gains (losses)	(260)	305	136
Purchases	155	122	988
Issuances	(643)	(1,179)	(524)
Settlements	242	314	396
Net transfers[1]	307	(2,255)	28
Ending balance	$(1,684)	$(1,485)	$1,208
Unrealized gains (losses)	$(194)	$211	$159

December 2019 Form 10-K	98

Notes to Consolidated Financial Statements

$ in millions	2019	2018	2017
Net derivatives: Commodity and other
Beginning balance	$2,052	$1,446	$1,600
Realized and unrealized gains (losses)	73	500	515
Purchases	152	34	24
Issuances	(92)	(18)	(57)
Settlements	(611)	(81)	(343)
Net transfers	38	171	(293)
Ending balance	$1,612	$2,052	$1,446
Unrealized gains (losses)	$(113)	$272	$20
Deposits
Beginning balance	$27	$47	$42
Realized and unrealized losses (gains)	20	(1)	3
Issuances	101	9	12
Settlements	(15)	(2)	(3)
Net transfers	46	(26)	(7)
Ending balance	$179	$27	$47
Unrealized losses (gains)	$20	$(1)	$3
Nonderivative trading liabilities
Beginning balance	$16	$25	$71
Realized and unrealized losses (gains)	(21)	(6)	(1)
Purchases	(65)	(18)	(139)
Sales	38	9	20
Net transfers	69	6	74
Ending balance	$37	$16	$25
Unrealized losses (gains)	$(21)	$(7)	$—
Securities sold under agreements to repurchase
Beginning balance	$—	$150	$149
Issuances	—	—	1
Net transfers	—	(150)	—
Ending balance	$—	$—	$150
Unrealized losses (gains)	$—	$—	$—
Other secured financings
Beginning balance	$208	$239	$434
Realized and unrealized losses (gains)	5	(39)	35
Issuances	—	8	64
Settlements	(8)	(17)	(251)
Net transfers	(96)	17	(43)
Ending balance	$109	$208	$239
Unrealized losses (gains)	$5	$(39)	$28
Borrowings
Beginning balance	$3,806	$2,984	$2,014
Realized and unrealized losses (gains)	728	(385)	196
Issuances	1,181	1,554	1,968
Settlements	(950)	(274)	(424)
Net transfers	(677)	(73)	(770)
Ending balance	$4,088	$3,806	$2,984
Unrealized losses (gains)	$600	$(379)	$173
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	182	(184)	76

1.	During 2018, the Firm transferred from Level 3 to Level 2 $2.4 billion of Equity Derivatives due to a reduction in the significance of the unobservable inputs relating to volatility.
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

	Balance / Range (Average1)
$ in millions,except inputs	At December 31, 2019	At December 31, 2018
Assets at Fair Value on a Recurring Basis
U.S. Treasury and agency securities	$22	$54
Comparable pricing:
Bond price	N/M	100 to 104 points (100 points)
State and municipal securities	$1	$148
Comparable pricing:
Bond price	N/M	94 to 100 points (96 points)
MABS	$438	$354
Comparable pricing:
Bond price	0 to 96 points (47 points)	0 to 97 points (38 points)
Loans and lending commitments	$5,073	$6,870
Margin loan model:
Discount rate	1% to 9% (2%)	1% to 7% (2%)
Volatility skew	15% to 80% (28%)	19% to 56% (28%)
Credit Spread	9 to 39 bps (19 bps)	14 to 90 bps (36 bps)
Comparable pricing:
Loan price	69 to 100 points (93 points)	60 to 101 points (95 points)
Corporate and other debt	$1,396	$1,076
Comparable pricing:
Bond price	11 to 108 points (84 points)	12 to 100 points (72 points)
Discounted cash flow:
Recovery rate	35%	20%
Discount rate	N/M	15% to 21% (16%)
Option model:
At the money volatility	21%	24% to 78% (50%)

99	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Balance / Range (Average1)
$ in millions,except inputs	At December 31, 2019	At December 31, 2018
Corporate equities	$97	$95
Comparable pricing:
Equity price	100%	100%
Investments	$858	$757
Discounted cash flow:
WACC	8% to 17% (15%)	9% to 15% (10%)
Exit multiple	7 to 16 times (11 times)	7 to 10 times (10 times)
Market approach:
EBITDA multiple	7 to 24 times (11 times)	6 to 24 times (12 times)
Comparable pricing:
Equity price	75% to 100% (99%)	75% to 100% (96%)
Net derivative and other contracts:
Interest rate	$777	$618
Option model:
IR volatility skew	24% to 156% (63% / 59%)	22% to 95% (48% / 51%)
IR curve correlation	47% to 90% (72% / 72%)	N/M
Bond volatility	4% to 15% (13% / 14%)	N/M
Inflation volatility	24% to 63% (44% / 41%)	23% to 65% (44% / 40%)
IR curve	1%	1%
Credit	$124	$40
Credit default swap model:
Cash-synthetic basis	6 points	8 to 9 points (9 points)
Bond price	0 to 104 points (45 points)	0 to 75 points (26 points)
Credit spread	9 to 469 bps (81 bps)	246 to 499 bps (380 bps)
Funding spread	47 to 117 bps (84 bps)	47 to 98 bps (93 bps)
Correlation model:
Credit correlation	29% to 62% (36%)	36% to 69% (44%)
Foreign exchange[2]	$(31)	$75
Option model:
IR - FX correlation	32% to 56% (46% / 46%)	53% to 56% (55% / 55%)
IR volatility skew	24% to 156% (63% / 59%)	22% to 95% (48% / 51%)
IR curve	10% to 11% (10% / 10%)	N/M
Contingency probability	85% to 95% (94% / 95%)	90% to 95% (93% / 95%)
Equity[2]	$(1,684)	$(1,485)
Option model:
At the money volatility	9% to 90% (36%)	17% to 63% (38%)
Volatility skew	-2% to 0% (-1%)	-2% to 0% (-1%)
Equity correlation	5% to 98% (70%)	5% to 96% (71%)
FX correlation	-79% to 60% (-37%)	-60% to 55% (-26%)
IR correlation	-11% to 44% (18% / 16%)	-7% to 45% (15% / 12%)
Commodity and other	$1,612	$2,052
Option model:
Forward power price	$3 to $182 ($28) per MWh	$3 to $185 ($31) per MWh
Commodity volatility	7% to 183% (18%)	7% to 187% (17%)
Cross-commodity correlation	43% to 99% (93%)	5% to 99% (93%)

Balance / Range (Average1)
$ in millions,except inputs	At December 31, 2019	At December 31, 2018
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$179	$27
Option model:
At the money volatility	16% to 37% (20%)	N/M
Other secured financings	$109	$208
Discounted cash flow:
Funding spread	111 to 124 bps (117 bps)	103 to 193 bps (148 bps)
Option model:
Volatility skew	N/M	-1%
At the money volatility	N/M	10% to 40% (25%)
Borrowings	$4,088	$3,806
Option model:
At the money volatility	5% to 44% (21%)	5% to 35% (22%)
Volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
Equity correlation	38% to 94% (78%)	45% to 98% (85%)
Equity - FX correlation	-75% to 26% (-25%)	-75% to 50% (-27%)
IR Correlation	N/M	58% to 97% (85% / 91%)
IR FX Correlation	-26% to 10% (-7% / -7%)	28% to 58% (44% / 44%)
Nonrecurring Fair Value Measurement
Loans	$1,500	$1,380
Corporate loan model:
Credit spread	69 to 446 bps (225 bps)	97 to 434 bps (181 bps)
Warehouse model:
Credit spread	287 to 318 bps (297 bps)	223 to 313 bps (247 bps)

Points—Percentage of par
IR—Interest rate
FX—Foreign exchange

1.
A single amount is disclosed for range and average when there is no significant difference between the minimum, maximum and average. Amounts represent weighted averages except where simple averages and the median of the inputs are more relevant.

2.	Includes derivative contracts with multiple risks (i.e., hybrid products).
The previous tables provide information on the valuation techniques, significant unobservable inputs, and the ranges and averages for each major category of assets and liabilities measured at fair value on a recurring and nonrecurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory of financial instruments. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. There are no predictable relationships between multiple significant unobservable inputs attributable to a given valuation technique.
An increase (decrease) to the following significant unobservable inputs would generally result in a higher (lower) fair value.

•
Comparable bond or loan price: A pricing input used when prices for the identical instrument are not available. Significant subjectivity may be involved when fair value is determined using pricing data available for comparable

December 2019 Form 10-K	100

Notes to Consolidated Financial Statements

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
An increase (decrease) to the following significant unobservable inputs would generally result in a lower (higher) fair value.

•
Cash-synthetic basis: The measure of the price differential between cash financial instruments and their synthetic derivative-based equivalents. The range disclosed in the previous table signifies the number of points by which the synthetic bond equivalent price is higher than the quoted price of the underlying cash bonds.

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

•	WACC: WACC represents the theoretical rate of return required to debt and equity investors. The WACC is used in a discounted cash flow model that calculates the value of the equity. The model assumes that the cash flow assumptions, including projections, are fully reflected in the current equity value, while the debt to equity ratio is held constant.
An increase (decrease) to the following significant unobservable inputs would generally result in an impact to the fair value, but the magnitude and direction of the impact would depend on whether the Firm is long or short the exposure.

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

•	Volatility skew: The measure of the difference in implied volatility for options with identical underliers and expiry dates but with different strikes.

Net Asset Value Measurements
Fund Interests

	At December 31, 2019		At December 31, 2018
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,078	$450	$1,374	$316
Real estate	1,349	150	1,105	161
Hedge[1]	94	4	103	4
Total	$3,521	$604	$2,582	$481

1.
Investments in hedge funds may be subject to initial period lock-up or gate provisions, which restrict an investor from withdrawing from the fund during a certain initial period or restrict the redemption amount on any redemption date, respectively.

Amounts in the previous table represent the Firm’s carrying value of general and limited partnership interests in fund investments, as well as any related performance-based fees in the form of carried interest. The carrying amounts are measured based on the NAV of the fund taking into account the distribution terms applicable to the interest held. This same measurement applies whether the fund investments are accounted for under the equity method or fair value.

101	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Private Equity.    Funds that pursue multiple strategies, including leveraged buyouts, venture capital, infrastructure growth capital, distressed investments and mezzanine capital. In addition, the funds may be structured with a focus on specific geographic regions.
Real Estate.    Funds that invest in real estate assets such as commercial office buildings, retail properties, multi-family residential properties, developments or hotels. In addition, the funds may be structured with a focus on specific geographic regions.
Investments in private equity and real estate funds generally are not redeemable due to the closed-end nature of these funds. Instead, distributions from each fund will be received as the underlying investments of the funds are disposed and monetized.
Hedge.    Funds that pursue various investment strategies, including long-short equity, fixed income/credit, event-driven and multi-strategy.
See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 21 for information regarding carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at December 31, 2019
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,205	$1,041
5-10 years	842	202
Over 10 years	31	106
Total	$2,078	$1,349

Nonrecurring Fair Value Measurements
Carrying and Fair Values

	At December 31, 2019
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,543	$1,500	$3,043
Other assets—Other investments	—	113	113
Total	$1,543	$1,613	$3,156
Liabilities
Other liabilities and accrued expenses—Lending commitments	$132	$69	$201
Total	$132	$69	$201

	At December 31, 2018
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$2,307	$1,380	$3,687
Other assets—Other investments	14	100	114
Total	$2,321	$1,480	$3,801
Liabilities
Other liabilities and accrued expenses—Lending commitments	$292	$65	$357
Total	$292	$65	$357

1.
For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Gains (Losses) from Fair Value Remeasurements1

$ in millions	2019	2018	2017
Assets
Loans[2]	$18	$(68)	$18
Other assets—Other investments[3]	(56)	(56)	(66)
Other assets—Premises, equipment and software[4]	(22)	(46)	(25)
Total	$(60)	$(170)	$(73)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$87	$(48)	$75
Total	$87	$(48)	$75

1.
Gains and losses for Loans and Other assets—Other investments are classified in Other revenues. For other items, gains and losses are recorded in Other revenues if the item is held for sale; otherwise, they are recorded in Other expenses.

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

4.	Losses related to Other assets—Premises, equipment and software generally include write-offs related to the disposal of certain assets.

December 2019 Form 10-K	102

Notes to Consolidated Financial Statements

Financial Instruments Not Measured at Fair Value

	At December 31, 2019
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents:
Cash and due from banks	$4,293	$4,293	$—	$—	$4,293
Interest bearing deposits with banks	45,366	45,366	—	—	45,366
Restricted cash	32,512	32,512	—	—	32,512
Investment securities—HTM	43,502	30,661	12,683	789	44,133
Securities purchased under agreements to resell	88,220	—	86,794	1,442	88,236
Securities borrowed	106,549	—	106,551	—	106,551
Customer and other receivables[1]	51,134	—	48,215	2,872	51,087
Loans[2]	130,637	—	22,293	108,059	130,352
Other assets	495	—	495	—	495
Financial liabilities
Deposits	$188,257	$—	$188,639	$—	$188,639
Securities sold under agreements to repurchase	53,467	—	53,486	—	53,486
Securities loaned	8,506	—	8,506	—	8,506
Other secured financings	6,889	—	6,800	92	6,892
Customer and other payables[1]	195,035	—	195,035	—	195,035
Borrowings	128,166	—	133,563	10	133,573
	Commitment Amount
Lending commitments[3]	$119,004	$—	$748	$338	$1,086

	At December 31, 2018
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents:
Cash and due from banks	$30,541	$30,541	$—	$—	$30,541
Interest bearing deposits with banks	21,299	21,299	—	—	21,299
Restricted cash	35,356	35,356	—	—	35,356
Investment securities—HTM	30,771	17,473	12,018	474	29,965
Securities purchased under agreements to resell	98,522	—	97,611	866	98,477
Securities borrowed	116,313	—	116,312	—	116,312
Customer and other receivables[1]	47,972	—	44,620	3,219	47,839
Loans[2]	115,579	—	25,604	90,121	115,725
Other assets	461	—	461	—	461
Financial liabilities
Deposits	$187,378	$—	$187,372	$—	$187,372
Securities sold under agreements to repurchase	48,947	—	48,385	525	48,910
Securities loaned	11,908	—	11,906	—	11,906
Other secured financings	4,221	—	3,233	994	4,227
Customer and other payables[1]	176,561	—	176,561	—	176,561
Borrowings	138,478	—	140,085	30	140,115
	Commitment Amount
Lending commitments[3]	$104,844	$—	$1,249	$321	$1,570

1.	Accrued interest and dividend receivables and payables have been excluded. Carrying value approximates fair value for these receivables and payables.

2.	Amounts include loans measured at fair value on a nonrecurring basis.

3.	Represents Lending commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 13.
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

103	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At December 31, 2019	At December 31, 2018
Business Unit Responsible for Risk Management
Equity	$30,214	$24,494
Interest rates	27,298	22,343
Commodities	4,501	2,735
Credit	1,246	856
Foreign exchange	1,202	756
Total	$64,461	$51,184

Net Revenues from Borrowings under the Fair Value Option

$ in millions	2019	2018	2017
Trading revenues	$(6,932)	$2,679	$(4,507)
Interest expense	375	321	443
Net revenues[1]	$(7,307)	$2,358	$(4,950)

1.	Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

$ in millions	Trading Revenues	OCI
2019
Borrowings	$(11)	$(2,140)
Loans and other debt[1]	223	—
Lending commitments	(2)	—
Other	—	(30)
2018
Borrowings	$(24)	$1,962
Loans and other debt[1]	165	—
Lending commitments	(3)	—
Other	(32)	41
2017
Borrowings	$(12)	$(903)
Loans and other debt[1]	159	—
Lending commitments	(2)	—
Other	—	(7)

$ in millions	At December 31, 2019	At December 31, 2018
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(1,998)	$172

1.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.

Difference between Contractual Principal and Fair Value1

$ in millions	At December 31, 2019	At December 31, 2018
Loans and other debt[2]	$13,037	$13,094
Nonaccrual loans[2]	10,849	10,831
Borrowings[3]	(1,665)	2,657

1.	Amounts indicate contractual principal greater than or (less than) fair value.

2.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.

3.	Excludes borrowings where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.
The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to transfers of financial assets treated as collateralized financings, pledged commodities and other liabilities that have specified assets attributable to them.
Fair Value Loans on Nonaccrual Status

$ in millions	At December 31, 2019	At December 31, 2018
Nonaccrual loans	$1,100	$1,497
Nonaccrual loans 90 or more days past due	$330	$812

5. Derivative Instruments and Hedging Activities
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
The Firm manages its market-making positions by employing a variety of risk mitigation strategies. These strategies include diversification of risk exposures and hedging. Hedging activities consist of the purchase or sale of positions in related securities and financial instruments, including a variety of derivative products (e.g., futures, forwards, swaps and options). The Firm manages the market risk associated with its market-making activities on a Firmwide basis, on a worldwide trading division level and on an individual product basis.

December 2019 Form 10-K	104

Notes to Consolidated Financial Statements

Derivative Fair Values
At December 31, 2019

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$673	$—	$—	$673
Foreign exchange	41	1	—	42
Total	714	1	—	715
Not designated as accounting hedges
Interest rate	179,450	4,839	519	184,808
Credit	4,895	2,417	—	7,312
Foreign exchange	62,957	1,399	22	64,378
Equity	27,621	—	23,447	51,068
Commodity and other	9,306	—	1,952	11,258
Total	284,229	8,655	25,940	318,824
Total gross derivatives	$284,943	$8,656	$25,940	$319,539
Amounts offset
Counterparty netting	(213,710)	(7,294)	(24,037)	(245,041)
Cash collateral netting	(41,222)	(1,275)	—	(42,497)
Total in Trading assets	$30,011	$87	$1,903	$32,001
Amounts not offset[1]
Financial instruments collateral	(15,596)	—	—	(15,596)
Other cash collateral	(46)	—	—	(46)
Net amounts	$14,369	$87	$1,903	$16,359
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$1,900

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$1	$—	$—	$1
Foreign exchange	121	38	—	159
Total	122	38	—	160
Not designated as accounting hedges
Interest rate	168,597	3,597	436	172,630
Credit	4,798	3,123	—	7,921
Foreign exchange	65,965	1,492	39	67,496
Equity	30,135	—	22,733	52,868
Commodity and other	7,713	—	1,911	9,624
Total	277,208	8,212	25,119	310,539
Total gross derivatives	$277,330	$8,250	$25,119	$310,699
Amounts offset
Counterparty netting	(213,710)	(7,294)	(24,037)	(245,041)
Cash collateral netting	(36,392)	(832)	—	(37,224)
Total in Trading liabilities	$27,228	$124	$1,082	$28,434
Amounts not offset[1]
Financial instruments collateral	(7,747)	—	(287)	(8,034)
Other cash collateral	(14)	—	—	(14)
Net amounts	$19,467	$124	$795	$20,386
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,680

At December 31, 2018

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$512	$1	$—	$513
Foreign exchange	27	8	—	35
Total	539	9	—	548
Not designated as accounting hedges
Interest rate	153,768	3,887	697	158,352
Credit	4,630	1,498	—	6,128
Foreign exchange	61,846	1,310	55	63,211
Equity	24,590	—	23,284	47,874
Commodity and other	10,538	—	1,934	12,472
Total	255,372	6,695	25,970	288,037
Total gross derivatives	$255,911	$6,704	$25,970	$288,585
Amounts offset
Counterparty netting	(190,220)	(5,260)	(24,548)	(220,028)
Cash collateral netting	(38,204)	(1,180)	—	(39,384)
Total in Trading assets	$27,487	$264	$1,422	$29,173
Amounts not offset[1]
Financial instruments collateral	(12,467)	—	—	(12,467)
Other cash collateral	(31)	—	—	(31)
Net amounts	$14,989	$264	$1,422	$16,675
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,206

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$176	$—	$—	$176
Foreign exchange	62	24	—	86
Total	238	24	—	262
Not designated as accounting hedges
Interest rate	142,592	2,669	663	145,924
Credit	4,545	1,608	—	6,153
Foreign exchange	62,099	1,302	19	63,420
Equity	27,119	—	23,521	50,640
Commodity and other	6,983	—	2,057	9,040
Total	243,338	5,579	26,260	275,177
Total gross derivatives	$243,576	$5,603	$26,260	$275,439
Amounts offset
Counterparty netting	(190,220)	(5,260)	(24,548)	(220,028)
Cash collateral netting	(27,860)	(293)	—	(28,153)
Total in Trading liabilities	$25,496	$50	$1,712	$27,258
Amounts not offset[1]
Financial instruments collateral	(4,709)	—	(766)	(5,475)
Other cash collateral	(53)	(1)	—	(54)
Net amounts	$20,734	$49	$946	$21,729
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$4,773

1.
Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

105	December 2019 Form 10-K

Notes to Consolidated Financial Statements

See Note 3 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the previous tables.
Derivative Notionals
At December 31, 2019

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$14	$94	$—	$108
Foreign exchange	2	—	—	2
Total	16	94	—	110
Not designated as accounting hedges
Interest rate	4,230	7,398	732	12,360
Credit	136	79	—	215
Foreign exchange	2,667	91	10	2,768
Equity	429	—	419	848
Commodity and other	99	—	61	160
Total	7,561	7,568	1,222	16,351
Total gross derivatives	$7,577	$7,662	$1,222	$16,461

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$71	$—	$71
Foreign exchange	9	2	—	11
Total	9	73	—	82
Not designated as accounting hedges
Interest rate	4,185	6,866	666	11,717
Credit	153	84	—	237
Foreign exchange	2,841	91	14	2,946
Equity	455	—	515	970
Commodity and other	85	—	61	146
Total	7,719	7,041	1,256	16,016
Total gross derivatives	$7,728	$7,114	$1,256	$16,098
At December 31, 2018

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$15	$52	$—	$67
Foreign exchange	5	1	—	6
Total	20	53	—	73
Not designated as accounting hedges
Interest rate	4,807	6,708	1,157	12,672
Credit	162	74	—	236
Foreign exchange	2,436	118	14	2,568
Equity	373	—	371	744
Commodity and other	97	—	67	164
Total	7,875	6,900	1,609	16,384
Total gross derivatives	$7,895	$6,953	$1,609	$16,457

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$2	$107	$—	$109
Foreign exchange	5	1	—	6
Total	7	108	—	115
Not designated as accounting hedges
Interest rate	4,946	5,735	781	11,462
Credit	162	73	—	235
Foreign exchange	2,451	114	17	2,582
Equity	389	—	602	991
Commodity and other	72	—	65	137
Total	8,020	5,922	1,465	15,407
Total gross derivatives	$8,027	$6,030	$1,465	$15,522

The Firm believes that the notional amounts of derivative contracts generally overstate its exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
Gains (Losses) on Accounting Hedges

$ in millions	2019	2018	2017
Fair value hedges—Recognized in Interest income[1]
Interest rate contracts	$(10)	$(4)	$—
Investment Securities—AFS	10	4	—
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$4,212	$(1,529)	$(1,591)
Deposits[2]	7	—	—
Borrowings	(4,288)	1,511	1,393
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$14	$295	$(365)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	136	68	(20)

December 2019 Form 10-K	106

Notes to Consolidated Financial Statements

Fair Value Hedges—Hedged Items

$ in millions	At December 31, 2019	At December 31, 2018
Investment securities—AFS[1]
Carrying amount[3] currently or previously hedged	$917	$201
Basis adjustments included in carrying amount[4]	$14	$4
Deposits[2]
Carrying amount[3] currently or previously hedged	$5,435	$—
Basis adjustments included in carrying amount[4]	$(7)	$—
Borrowings
Carrying amount[3] currently or previously hedged	$102,456	$102,899
Basis adjustments included in carrying amount[4]	$2,593	$(1,689)

1.	The Firm began designating interest rate swaps as fair value hedges of certain AFS securities in the third quarter of 2018.

2.	The Firm began designating interest rate swaps as fair value hedges of certain Deposits in the fourth quarter of 2019.

3.	Carrying amount represents amortized cost basis.

4.	Hedge accounting basis adjustments for AFS securities, Deposits and Borrowings are primarily related to outstanding hedges.

Derivatives with Credit Risk-Related Contingencies
Net Derivative Liabilities and Collateral Posted

$ in millions	At December 31, 2019	At December 31, 2018
Net derivative liabilities with credit risk- related contingent features	$21,620	$16,403
Collateral posted	17,392	11,981

The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.
Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At December 31, 2019
One-notch downgrade	$254
Two-notch downgrade	328
Bilateral downgrade agreements included in the amounts above[1]	$498

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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at December 31, 2019
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$17	$33	$9	$75
Non-investment grade	9	9	16	1	35
Total	$25	$26	$49	$10	$110
Index and basket CDS
Investment grade	$4	$7	$46	$11	$68
Non-investment grade	7	4	17	10	38
Total	$11	$11	$63	$21	$106
Total CDS sold	$36	$37	$112	$31	$216
Other credit contracts	—	—	—	—	—
Total credit protection sold	$36	$37	$112	$31	$216
CDS protection sold with identical protection purchased					$187

	Years to Maturity at December 31, 2018
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$22	$24	$19	$8	$73
Non-investment grade	10	11	9	1	31
Total	$32	$35	$28	$9	$104
Index and basket CDS
Investment grade	$5	$10	$61	$7	$83
Non-investment grade	5	6	13	13	37
Total	$10	$16	$74	$20	$120
Total CDS sold	$42	$51	$102	$29	$224
Other credit contracts	—	—	—	—	—
Total credit protection sold	$42	$51	$102	$29	$224
CDS protection sold with identical protection purchased					$210

Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At December 31, 2019	At December 31, 2018
Single-name CDS
Investment grade	$1,057	$118
Non-investment grade	(540)	(403)
Total	$517	$(285)
Index and basket CDS
Investment grade	$1,052	$314
Non-investment grade	134	(1,413)
Total	$1,186	$(1,099)
Total CDS sold	$1,703	$(1,384)
Other credit contracts	(17)	(14)
Total credit protection sold	$1,686	$(1,398)

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

107	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Protection Purchased with CDS

	Notional
$ in billions	At December 31, 2019	At December 31, 2018
Single name	$118	$116
Index and basket	103	117
Tranched index and basket	15	14
Total	$236	$247

	Fair Value Asset (Liability)
$ in millions	At December 31, 2019	At December 31, 2018
Single name	$(723)	$277
Index and basket	(1,139)	1,333
Tranched index and basket	(450)	(251)
Total	$(2,312)	$1,359
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
Index and Basket CDS.    Index and basket CDS are products where credit protection is provided on a portfolio of single-name CDS. Generally, in the event of a default on one of the underlying names, the Firm pays a pro rata portion of the total notional amount of the CDS.
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

December 2019 Form 10-K	108

Notes to Consolidated Financial Statements

6. Investment Securities
AFS and HTM Securities

	At December 31, 2019
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$32,465	$224	$111	$32,578
U.S. agency securities[1]	20,725	249	100	20,874
Total U.S. government and agency securities	53,190	473	211	53,452
Corporate and other debt:
Agency CMBS	4,810	55	57	4,808
Corporate bonds	1,891	17	1	1,907
State and municipal securities	481	22	—	503
FFELP student loan ABS[2]	1,580	1	28	1,553
Total corporate and other debt	8,762	95	86	8,771
Total AFS securities	61,952	568	297	62,223
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	30,145	568	52	30,661
U.S. agency securities[1]	12,589	151	57	12,683
Total U.S. government and agency securities	42,734	719	109	43,344
Corporate and other debt:
Non-agency CMBS	768	22	1	789
Total HTM securities	43,502	741	110	44,133
Total investment securities	$105,454	$1,309	$407	$106,356

	At December 31, 2018
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$36,268	$40	$656	$35,652
U.S. agency securities[1]	20,740	10	497	20,253
Total U.S. government and agency securities	57,008	50	1,153	55,905
Corporate and other debt:
Agency CMBS	1,054	—	62	992
Non-agency CMBS	461	—	14	447
Corporate bonds	1,585	—	32	1,553
State and municipal securities	200	2	—	202
FFELP student loan ABS[2]	1,967	10	15	1,962
Total corporate and other debt	5,267	12	123	5,156
Total AFS securities	62,275	62	1,276	61,061
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	17,832	44	403	17,473
U.S. agency securities[1]	12,456	8	446	12,018
Total U.S. government and agency securities	30,288	52	849	29,491
Corporate and other debt:
Non-agency CMBS	483	—	9	474
Total HTM securities	30,771	52	858	29,965
Total investment securities	$93,046	$114	$2,134	$91,026

1.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.

2.	Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.

109	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Investment Securities in an Unrealized Loss Position

	At December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$4,793	$28	$7,904	$83	$12,697	$111
U.S. agency securities	2,641	20	7,697	80	10,338	100
Total U.S. government and agency securities	7,434	48	15,601	163	23,035	211
Corporate and other debt:
Agency CMBS	2,294	26	681	31	2,975	57
Corporate bonds	194	1	44	—	238	1
FFELP student loan ABS	91	—	1,165	28	1,256	28
Total corporate and other debt	2,579	27	1,890	59	4,469	86
Total AFS securities	10,013	75	17,491	222	27,504	297
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	6,042	52	651	—	6,693	52
U.S. agency securities	2,524	18	2,420	39	4,944	57
Total U.S. government and agency securities	8,566	70	3,071	39	11,637	109
Corporate and other debt:
Non-agency CMBS	167	1	65	—	232	1
Total HTM securities	8,733	71	3,136	39	11,869	110
Total investment securities	$18,746	$146	$20,627	$261	$39,373	$407

	At December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$19,937	$541	$5,994	$115	$25,931	$656
U.S. agency securities	12,904	383	4,142	114	17,046	497
Total U.S. government and agency securities	32,841	924	10,136	229	42,977	1,153
Corporate and other debt:
Agency CMBS	808	62	—	—	808	62
Non-agency CMBS	—	—	446	14	446	14
Corporate bonds	470	7	1,010	25	1,480	32
FFELP student loan ABS	1,366	15	—	—	1,366	15
Total corporate and other debt	2,644	84	1,456	39	4,100	123
Total AFS securities	35,485	1,008	11,592	268	47,077	1,276
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	—	—	11,161	403	11,161	403
U.S. agency securities	410	1	10,004	445	10,414	446
Total U.S. government and agency securities	410	1	21,165	848	21,575	849
Corporate and other debt:
Non-agency CMBS	206	1	216	8	422	9
Total HTM securities	616	2	21,381	856	21,997	858
Total investment securities	$36,101	$1,010	$32,973	$1,124	$69,074	$2,134

December 2019 Form 10-K	110

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
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At December 31, 2019
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$2,293	$2,302	2.2%
After 1 year through 5 years	25,919	26,037	1.8%
After 5 years through 10 years	4,253	4,239	1.7%
Total	32,465	32,578
U.S. agency securities:
Due within 1 year	310	310	1.0%
After 1 year through 5 years	362	359	1.4%
After 5 years through 10 years	1,380	1,373	1.8%
After 10 years	18,673	18,832	2.4%
Total	20,725	20,874
Total U.S. government and agency securities	53,190	53,452	2.0%
Corporate and other debt:
Agency CMBS:
After 1 year through 5 years	606	603	1.8%
After 5 years through 10 years	3,280	3,305	2.5%
After 10 years	924	900	2.0%
Total	4,810	4,808
Corporate bonds:
Due within 1 year	43	43	1.7%
After 1 year through 5 years	1,448	1,462	2.6%
After 5 years through 10 years	400	402	2.9%
Total	1,891	1,907
State and municipal securities:
After 1 year through 5 years	36	37	3.1%
After 5 years through 10 years	71	72	2.2%
After 10 years	374	394	4.7%
Total	481	503
FFELP student loan ABS:
After 1 year through 5 years	71	69	0.8%
After 5 years through 10 years	377	367	0.8%
After 10 years	1,132	1,117	1.2%
Total	1,580	1,553
Total corporate and other debt	8,762	8,771	2.2%
Total AFS securities	61,952	62,223	2.0%

	At December 31, 2019
$ in millions	Amortized Cost	Fair Value	Annualized Average Yield
HTM securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$2,436	$2,452	2.5%
After 1 year through 5 years	18,026	18,254	2.1%
After 5 years through 10 years	8,600	8,842	2.2%
After 10 years	1,083	1,113	2.5%
Total	30,145	30,661
U.S. agency securities:
After 5 years through 10 years	46	45	1.8%
After 10 years	12,543	12,638	2.6%
Total	12,589	12,683
Total U.S. government and agency securities	42,734	43,344	2.3%
Corporate and other debt:
Non-agency CMBS:
Due within 1 year	91	91	4.9%
After 1 year through 5 years	125	125	5.5%
After 5 years through 10 years	514	532	5.3%
After 10 years	38	41	2.1%
Total corporate and other debt	768	789	4.0%
Total HTM securities	43,502	44,133	2.3%
Total investment securities	$105,454	$106,356	2.2%
Gross Realized Gains (Losses) on Sales of AFS Securities

$ in millions	2019	2018	2017
Gross realized gains	$113	$12	$46
Gross realized (losses)	(10)	(4)	(11)
Total[1]	$103	$8	$35

1.	Realized gains and losses are recognized in Other revenues in the income statements.

111	December 2019 Form 10-K

Notes to Consolidated Financial Statements

7. Collateralized Transactions
The Firm enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance its inventory positions.
The Firm manages credit exposure arising from such transactions by, in appropriate circumstances, entering into master netting agreements and collateral agreements with its counterparties. These agreements provide the Firm with the right, in the event of a default by the counterparty, to net a counterparty's rights and obligations under the agreement and to liquidate and set off collateral held by the Firm against the net amount owed by the counterparty.
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
The risk related to a decline in the market value of collateral pledged or received is managed by setting appropriate market-based margin requirements. Increases in collateral margin calls on secured financing due to market value declines may be mitigated by increases in collateral margin calls on securities purchased under agreements to resell and securities borrowed transactions with similar quality collateral. Additionally, the Firm may request lower quality collateral pledged be replaced with higher quality collateral through collateral substitution rights in the underlying agreements.
The Firm actively manages its secured financings in a manner that reduces the potential refinancing risk of secured financings of less liquid assets and also considers the quality of collateral when negotiating collateral eligibility with counterparties. The Firm utilizes shorter term secured financing for highly liquid assets and has established longer tenor limits for less liquid assets, for which funding may be at risk in the event of a market disruption.

Offsetting of Certain Collateralized Transactions

	At December 31, 2019
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$247,545	$(159,321)	$88,224	$(85,200)	$3,024
Securities borrowed	109,528	(2,979)	106,549	(101,850)	4,699
Liabilities
Securities sold under agreements to repurchase	$213,519	$(159,319)	$54,200	$(44,549)	$9,651
Securities loaned	11,487	(2,981)	8,506	(8,324)	182
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,255
Securities borrowed					1,181
Securities sold under agreements to repurchase					8,033
Securities loaned					101

	At December 31, 2018
$ in millions	Gross Amounts	Amounts Offset	Balance Sheet Net Amounts	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$262,976	$(164,454)	$98,522	$(95,610)	$2,912
Securities borrowed	134,711	(18,398)	116,313	(112,551)	3,762
Liabilities
Securities sold under agreements to repurchase	$214,213	$(164,454)	$49,759	$(41,095)	$8,664
Securities loaned	30,306	(18,398)	11,908	(11,677)	231
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,579
Securities borrowed					724
Securities sold under agreements to repurchase					6,762
Securities loaned					191

1.
Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For information related to offsetting of derivatives, see Note 5.

December 2019 Form 10-K	112

Notes to Consolidated Financial Statements

Gross Secured Financing Balances by Remaining Contractual Maturity

	At December 31, 2019
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$67,158	$81,300	$26,904	$38,157	$213,519
Securities loaned	2,378	3,286	516	5,307	11,487
Total included in the offsetting disclosure	$69,536	$84,586	$27,420	$43,464	$225,006
Trading liabilities— Obligation to return securities received as collateral	23,877	—	—	—	23,877
Total	$93,413	$84,586	$27,420	$43,464	$248,883

	At December 31, 2018
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$56,503	$93,427	$35,692	$28,591	$214,213
Securities loaned	18,397	3,609	1,985	6,315	30,306
Total included in the offsetting disclosure	$74,900	$97,036	$37,677	$34,906	$244,519
Trading liabilities— Obligation to return securities received as collateral	17,594	—	—	—	17,594
Total	$92,494	$97,036	$37,677	$34,906	$262,113
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At December 31, 2019	At December 31, 2018
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$68,895	$68,487
State and municipal securities	905	925
Other sovereign government obligations	109,414	120,432
ABS	2,218	3,017
Corporate and other debt	6,066	8,719
Corporate equities	25,563	12,079
Other	458	554
Total	$213,519	$214,213
Securities loaned
Other sovereign government obligations	$3,026	$19,021
Corporate equities	8,422	10,800
Other	39	485
Total	$11,487	$30,306
Total included in the offsetting disclosure	$225,006	$244,519
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$23,873	$17,594
Other	4	—
Total	$23,877	$17,594
Total	$248,883	$262,113

Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At December 31, 2019	At December 31, 2018
Trading assets	$41,201	$39,430
Loans (gross of allowance for loan losses)	750	—
Total	$41,951	$39,430

The Firm pledges certain of its trading assets and loans to collateralize securities sold under agreements to repurchase, securities loaned, other secured financings and derivatives and to cover customer short sales. Counterparties may or may not have the right to sell or repledge the collateral.
Pledged financial instruments that can be sold or repledged by the secured party are identified as Trading assets (pledged to various parties) in the balance sheets.
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At December 31, 2019	At December 31, 2018
Collateral received with right to sell or repledge	$679,280	$639,610
Collateral that was sold or repledged[1]	539,412	487,983

1.	Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.
Restricted Cash and Segregated Securities

$ in millions	At December 31, 2019	At December 31, 2018
Restricted cash	$32,512	$35,356
Segregated securities[1]	25,061	26,877
Total	$57,573	$62,233

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.
The Firm receives collateral in the form of securities in connection with securities purchased under agreements to resell, securities borrowed, securities-for-securities transactions, derivative transactions, customer margin loans and securities-based lending. In many cases, the Firm is permitted to sell or repledge this collateral to secure securities sold under agreements to repurchase, to enter into securities lending and derivative transactions or for delivery to counterparties to cover short positions.

113	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Concentration Based on the Firm’s Total Assets

	At December 31, 2019	At December 31, 2018
U.S. government and agency securities and other sovereign government obligations
Trading assets[1]	10%	12%
Off balance sheet—Collateral received[2]	12%	17%

1.	Other sovereign government obligations included in Trading assets primarily consist of the U.K., Japan and Australia at December 31, 2019, and UK., Japan and Brazil at December 31, 2018.

2.	Collateral received is primarily related to Securities purchased under agreements to resell and Securities borrowed.

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
Customer Margin Lending

$ in millions	At December 31, 2019	At December 31, 2018
Customer receivables representing margin loans	$31,916	$26,225

The Firm provides margin lending arrangements which allow customers to borrow against the value of qualifying securities. Receivables under margin lending arrangements are included within Customer and other receivables in the balance sheets. Under these agreements and transactions, the Firm receives collateral, which includes U.S. government and agency securities, other sovereign government obligations, corporate and other debt, and corporate equities. Customer receivables generated from margin lending activities are collateralized by customer-owned securities held by the Firm. The Firm monitors required margin levels and established credit terms daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.
Margin loans are extended on a demand basis and generally are not committed facilities. Factors considered in the review of margin loans are the amount of the loan, the intended purpose, the degree of leverage being employed in the account and the amount of collateral, as well as an overall evaluation of the portfolio to ensure proper diversification or, in the case of concentrated positions, appropriate liquidity of the underlying collateral or potential hedging strategies to reduce risk. Underlying collateral for margin loans is reviewed with respect to the liquidity of the proposed collateral positions, valuation of securities, historic trading range, volatility analysis and an evaluation of industry concentrations. For these transactions, adherence to the Firm’s collateral policies significantly limits its credit exposure in the event of a customer default. The Firm may request additional margin collateral from customers, if appropriate, and, if necessary, may sell securities that have not been paid for or purchase securities sold but not delivered from customers.

Other Secured Financings
Other secured financings include the liabilities related to transfers of financial assets that are accounted for as financings rather than sales, consolidated VIEs where the Firm is deemed to be the primary beneficiary, and certain ELNs and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets, which are accounted for as Trading assets (see Notes 12 and 14).
8. Loans, Lending Commitments and Allowance for Credit Losses
The Firm’s loan portfolio consists of the following types of loans:

•
Corporate.    Corporate loans primarily include commercial and industrial lending used for general corporate purposes, working capital and liquidity, event-driven loans, secured lending facilities, and securities-based lending. Event-driven loans support client merger, acquisition, recapitalization or project finance activities. Corporate loans are structured as revolving lines of credit, letter of credit facilities, term loans and bridge loans. Risk factors considered in determining the allowance for corporate loans include the borrower’s financial strength, industry, facility structure, collateral and covenants along with other qualitative factors.

•
Consumer.    Consumer loans include unsecured loans and securities-based lending, which allows clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of consumer loans are structured as revolving lines of credit. The allowance methodology for unsecured loans considers the specific attributes of the loan, as well as the borrower’s source of repayment. The allowance methodology for securities-based lending considers the collateral type underlying the loan (e.g., diversified securities, concentrated securities or restricted stock).

•
Residential Real Estate.    Residential real estate loans mainly include non-conforming loans and HELOC. The allowance methodology for non-conforming residential mortgage loans considers several factors, including, but not limited to, loan-to-value ratio, FICO score, home price index and delinquency status. The methodology for HELOC considers credit limits

December 2019 Form 10-K	114

Notes to Consolidated Financial Statements

and utilization rates in addition to the factors considered for non-conforming residential mortgages.

•
Commercial Real Estate.    Commercial real estate loans include owner-occupied loans and income-producing loans. The principal risk factors for determining the allowance for commercial real estate loans are the underlying collateral type, loan-to-value ratio and debt service ratio.

Loans by Type

	At December 31, 2019
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$48,756	$10,515	$59,271
Consumer	31,610	—	31,610
Residential real estate	30,184	13	30,197
Commercial real estate[1]	7,859	2,049	9,908
Total loans, gross	118,409	12,577	130,986
Allowance for loan losses	(349)	—	(349)
Total loans, net	$118,060	$12,577	$130,637
Fixed rate loans, net			$22,716
Floating or adjustable rate loans, net			107,921
Loans to non-U.S. borrowers, net			21,617

	At December 31, 2018
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$36,909	$13,886	$50,795
Consumer	27,868	—	27,868
Residential real estate	27,466	22	27,488
Commercial real estate[1]	7,810	1,856	9,666
Total loans, gross	100,053	15,764	115,817
Allowance for loan losses	(238)	—	(238)
Total loans, net	$99,815	$15,764	$115,579
Fixed rate loans, net			$15,632
Floating or adjustable rate loans, net			99,947
Loans to non-U.S. borrowers, net			17,568

1.	Beginning in 2019, loans previously referred to as Wholesale real estate are referred to as Commercial real estate.
See Note 3 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Credit Quality
CRM evaluates new obligors before credit transactions are initially approved and at least annually thereafter for corporate and commercial real estate loans. For corporate loans, credit evaluations typically involve the evaluation of financial statements, assessment of leverage, liquidity, capital strength, asset composition and quality, market capitalization and access to capital markets, cash flow projections and debt service requirements, and the adequacy of collateral, if applicable. CRM also evaluates strategy, market position, industry dynamics, obligor’s management and other factors that could affect an obligor’s risk profile.

For commercial real estate loans, the credit evaluation is focused on property and transaction metrics, including property type, loan-to-value ratio, occupancy levels, debt service ratio, prevailing capitalization rates and market dynamics.
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

115	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Loans Held for Investment before Allowance by Credit Quality1

	At December 31, 2019
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Pass	$47,681	$31,605	$30,060	$7,664	$117,010
Special mention	464	—	28	3	495
Substandard	605	5	96	192	898
Doubtful	6	—	—	—	6
Total	$48,756	$31,610	$30,184	$7,859	$118,409

	At December 31, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Pass	$36,217	$27,863	$27,387	$7,378	$98,845
Special mention	492	5	—	312	809
Substandard	200	—	79	120	399
Doubtful	—	—	—	—	—
Total	$36,909	$27,868	$27,466	$7,810	$100,053

1.	There were no loans held for investment considered Loss as of December 31, 2019 and 2018.
Impaired Loans and Lending Commitments before Allowance

	At December 31, 2019
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Loans
With allowance	$268	$—	$—	$85	$353
Without allowance[1]	32	5	87	—	124
Total impaired loans	$300	$5	$87	$85	$477
UPB	309	5	90	85	489
Lending commitments
With allowance	$4	$—	$—	$14	$18
Without allowance[1]	32	—	—	—	32
Total impaired lending commitments	$36	$—	$—	$14	$50

	At December 31, 2018
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Loans
With allowance	$24	$—	$—	$—	$24
Without allowance[1]	32	—	69	—	101
Total impaired loans	$56	$—	$69	$—	$125
UPB	63	—	70	—	133
Lending commitments
With allowance	$19	$—	$—	$—	$19
Without allowance[1]	34	—	—	—	34
Total impaired lending commitments	$53	$—	$—	$—	$53

1.
At December 31, 2019 and December 31, 2018, no allowance was recorded for these loans and lending commitments as the present value of the expected future cash flows or value of the collateral held equaled or exceeded the carrying value.

Loans and lending commitments in the previous table have been evaluated for a specific allowance. All remaining loans and lending commitments are assessed under the inherent allowance methodology.
Impaired Loans and Total Allowance by Region

	At December 31, 2019
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$392	$85	$—	$477
Total Allowance for loan losses	270	76	3	349

	At December 31, 2018
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$125	$—	$—	$125
Total Allowance for loan losses	193	42	3	238

Troubled Debt Restructurings

$ in millions	At December 31, 2019	At December 31, 2018
Loans	$92	$38
Lending commitments	32	45
Allowance for loan losses and lending commitments	16	4

Impaired loans and lending commitments classified as held for investment within corporate loans include TDRs. These restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions.

December 2019 Form 10-K	116

Notes to Consolidated Financial Statements

Allowance for Loan Losses Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2018	$144	$7	$20	$67	$238
Gross charge-offs	—	—	(2)	—	(2)
Recoveries	—	—	—	—	—
Net recoveries (charge-offs)	—	—	(2)	—	(2)
Provision (release)	104	1	7	8	120
Other	(7)	—	—	—	(7)
December 31, 2019	$241	$8	$25	$75	$349
Inherent	$212	$8	$25	$73	$318
Specific	29	—	—	2	31

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2017	$126	$4	$24	$70	$224
Gross charge-offs	(5)	—	(1)	—	(6)
Recoveries	54	—	—	—	54
Net recoveries (charge-offs)	49	—	(1)	—	48
Provision (release)[1]	(29)	3	(3)	5	(24)
Other	(2)	—	—	(8)	(10)
December 31, 2018	$144	$7	$20	$67	$238
Inherent	$139	$7	$20	$67	$233
Specific	5	—	—	—	5

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2016	$195	$4	$20	$55	$274
Gross charge-offs	(75)	—	—	—	(75)
Recoveries	1	—	—	—	1
Net recoveries (charge-offs)	(74)	—	—	—	(74)
Provision (release)	5	—	4	13	22
Other	—	—	—	2	2
December 31, 2017	$126	$4	$24	$70	$224
Inherent	$119	$4	$24	$70	$217
Specific	7	—	—	—	7

1.	During 2018, the release was primarily due to the recovery of an energy industry related loan charged off in 2017.

Allowance for Lending Commitments Rollforward

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2018	$198	$2	$—	$3	$203
Provision (release)	38	—	—	4	42
Other	(4)	—	—	—	(4)
December 31, 2019	$232	$2	$—	$7	$241
Inherent	$230	$2	$—	$7	$239
Specific	2	—	—	—	2
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2017	$194	$1	$—	$3	$198
Provision (release)	7	1	—	1	9
Other	(3)	—	—	(1)	(4)
December 31, 2018	$198	$2	$—	$3	$203
Inherent	$193	$2	$—	$3	$198
Specific	5	—	—	—	5
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2016	$185	$1	$—	$4	$190
Provision (release)	8	—	—	(1)	7
Other	1	—	—	—	1
December 31, 2017	$194	$1	$—	$3	$198
Inherent	$192	$1	$—	$3	$196
Specific	2	—	—	—	2

Employee Loans

$ in millions	At December 31, 2019	At December 31, 2018
Balance	$2,980	$3,415
Allowance for loan losses	(61)	(63)
Balance, net	$2,919	$3,352
Remaining repayment term, weighted average in years	4.8	4.3

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

117	December 2019 Form 10-K

Notes to Consolidated Financial Statements

9. Goodwill and Intangible Assets
Goodwill Rollforward

$ in millions	IS	WM	IM	Total
At December 31, 2017¹	$295	$5,533	$769	$6,597
Foreign currency and other	(21)	—	—	(21)
Acquired	—	—	112	112
At December 31, 2018¹	$274	$5,533	$881	$6,688
Foreign currency and other	(13)	(1)	—	(14)
Acquired[2]	—	469	—	469
At December 31, 2019[1]	$261	$6,001	$881	$7,143
Accumulated impairments[3]	$673	$—	$27	$700
IS—Institutional Securities
WM—Wealth Management
IM—Investment Management

1.	Balances represent the amount of the Firm’s goodwill after accumulated impairments.

2.	Amounts reflect the impact of the Firm's acquisition of Solium Capital Inc. in the second quarter of 2019.

3.	Accumulated impairments were recorded prior to the periods shown. There were no impairments recorded in 2019, 2018 or 2017.
The Firm's annual goodwill impairment testing as of July 1, 2019 and 2018 did not indicate any goodwill impairment, as reporting units with goodwill had a fair value that was substantially in excess of carrying value.
Net Amortizable Intangible Assets Rollforward1

$ in millions	IS	WM	IM	Total
At December 31, 2017	$349	$2,092	$4	$2,445
Acquired	—	—	66	66
Disposals	(6)	—	—	(6)
Amortization expense	(70)	(264)	(10)	(344)
Other	(3)	—	—	(3)
At December 31, 2018	$270	$1,828	$60	$2,158
Acquired[2]	3	270	—	273
Disposals	(29)	—	—	(29)
Amortization expense	(35)	(271)	(8)	(314)
Other	18	1	—	19
At December 31, 2019	$227	$1,828	$52	$2,107

Gross Amortizable Intangible Assets by Type1

	At December 31, 2019		At December 31, 2018
$ in millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$291	$71	$286	$60
Customer relationships	4,321	2,703	4,067	2,446
Management contracts	482	327	507	311
Other	217	103	175	60
Total	$5,311	$3,204	$5,035	$2,877
Estimated annual amortization expense for the next five years				$307

1.	Amounts exclude $5 million of mortgage servicing rights in 2018.

2.	Amounts principally reflect the impact of the Firm's acquisition of Solium Capital Inc. in the second quarter of 2019.

10. Other Assets—Equity Method Investments and Leases
Equity Method Investments

$ in millions	At December 31, 2019	At December 31, 2018
Investments	$2,363	$2,432

$ in millions	2019	2018	2017
Income (loss)[1]	$(81)	$20	$(34)

1.
Includes impairments of the Investment Management business segment’s equity method investments as follows: in 2019, $41 million related to a third-party asset manager; in 2018 and 2017, $46 million and $53 million, respectively, related to a separate third-party asset manager.

Equity method investments, other than investments in certain fund interests, are summarized above and are included in Other assets in the balance sheets with related income or loss included in Other revenues in the income statements. See "Net Asset Value Measurements—Fund Interests" in Note 3 for the carrying value of certain of the Firm’s fund interests, which are composed of general and limited partnership interests, as well as any related carried interest.
Japanese Securities Joint Venture

$ in millions	2019	2018	2017
Income from investment in MUMSS	$17	$105	$123

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
The Firm engages in transactions in the ordinary course of business with MUFG and its affiliates; for example, investment banking, financial advisory, sales and trading, derivatives, investment management, lending, securitization and other financial services transactions. Such transactions are on substantially the same terms as those that would be available to unrelated third parties for comparable transactions.

December 2019 Form 10-K	118

Notes to Consolidated Financial Statements

Leases
The Firm’s leases are principally non-cancelable operating real estate leases.
Balance Sheet Amounts Related to Leases

$ in millions	At December 31, 2019
Other assets—ROU assets	$3,998
Other liabilities and accrued expenses—Lease liabilities	4,778
Weighted average:
Remaining lease term, in years	9.7
Discount rate	3.6%

Lease Liabilities

$ in millions	At December 31, 2019
2020	$763
2021	703
2022	646
2023	593
2024	524
Thereafter	2,845
Total undiscounted cash flows	6,074
Imputed interest	(1,296)
Amount on balance sheet	$4,778
Committed leases not yet commenced	$55

Lease Costs

$ in millions	2019
Fixed costs	$670
Variable costs[1]	152
Less: Sublease income	(6)
Total lease cost, net	$816

1.	Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
Cash Flows Statement Supplemental Information

$ in millions	2019
Cash outflows—Lease liabilities	$685
Non-cash—ROU assets recorded for new and modified leases	514

Minimum Future Lease Commitments (under Previous GAAP)

$ in millions	At December 31, 2018
2019	$677
2020	657
2021	602
2022	555
2023	507
Thereafter	2,639
Total	$5,637
Total minimum rental income to be received in the future under non-cancelable operating subleases	$7

$ in millions	2018	2017
Rent expense	753	704

Occupancy lease agreements, in addition to base rentals, generally provide for rent and operating expense escalations resulting from increased assessments for real estate taxes and other charges.
11. Deposits
Deposits

$ in millions	At December 31, 2019	At December 31, 2018
Savings and demand deposits	$149,465	$154,897
Time deposits	40,891	32,923
Total	$190,356	$187,820
Deposits subject to FDIC insurance	$149,966	$144,515
Time deposits that equal or exceed the FDIC insurance limit	$12	$11

Time Deposit Maturities

$ in millions	At December 31, 2019
2020	$20,481
2021	10,567
2022	3,507
2023	3,231
2024	2,465
Thereafter	640
Total	$40,891

119	December 2019 Form 10-K

Notes to Consolidated Financial Statements

12. Borrowings and Other Secured Financings
Maturities and Terms of Borrowings

	Parent Company		Subsidiaries		At December 31, 2019	At December 31, 2018
$ in millions	Fixed Rate	Variable Rate[1]	Fixed Rate	Variable Rate[1]
Original maturities of one year or less:
Next 12 months[2]	$500	$—	$—	$2,067	$2,567	$1,545
Original maturities greater than one year:
2019	$—	$—	$—	$—	$—	$24,694
2020	10,909	4,319	14	5,160	20,402	21,280
2021	13,616	7,823	18	4,628	26,085	24,642
2022	6,576	9,508	16	3,788	19,888	16,785
2023	8,632	3,147	14	2,822	14,615	13,938
2024	13,360	2,028	14	5,704	21,106	16,405
Thereafter	52,941	14,436	125	20,462	87,964	70,373
Total	$106,034	$41,261	$201	$42,564	$190,060	$188,117
Total borrowings	$106,534	$41,261	$201	$44,631	$192,627	$189,662
Weighted average coupon at period end[3]	3.6%	2.1%	6.6%	N/M	3.4%	3.5%

1.
Variable rate borrowings bear interest based on a variety of indices, including LIBOR, federal funds rates and SOFR. Amounts include notes carried at fair value with various payment provisions, including notes linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures, and instruments with various interest-rate-related features, including step-ups, step-downs and zero coupons.

2.	The amount shown for the Parent Company represents amounts due to holders of the Firm's Series G preferred stock for which a notice of redemption was issued. See Note 16 for further information.

3.
Only includes borrowings with original maturities greater than one year. Weighted average coupon is calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected. Virtually all of the variable rate notes issued by subsidiaries are carried at fair value so a weighted average coupon is not meaningful.

Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2019	At December 31, 2018
Senior	$179,519	$178,027
Subordinated	10,541	10,090
Total	$190,060	$188,117
Weighted average stated maturity, in years	6.9	6.5

Certain senior debt securities are denominated in various non-U.S. dollar currencies and may be structured to provide a return that is linked to equity, credit, commodity or other indices (e.g., the consumer price index). Senior debt also may be structured to be callable by the Firm or extendible at the option of holders of the senior debt securities.
The Firm’s Borrowings also include notes carried and managed on a fair value basis. These include instruments whose payments and redemption values are linked to the performance of a specific index, a basket of stocks, a specific equity security, a commodity, a credit exposure or basket of credit exposures, and instruments with various interest-rate-related features, including step-ups, step-downs and zero coupons. To minimize the exposure from such instruments, the Firm has entered into various swap contracts and purchased options that effectively convert the borrowing costs into floating rates. The swaps and purchased options used to economically hedge the embedded features are derivatives and also are carried at fair value. Changes in fair value related to the notes and economic hedges are reported in Trading revenues. See Notes 2 and 4 for further information on borrowings carried at fair value.
Senior Debt Subject to Put Options or Liquidity Obligations

$ in millions	At December 31, 2019	At December 31, 2018
Put options embedded in debt agreements	$290	$520
Liquidity obligations[1]	$1,344	$1,284

1.	Includes obligations to support secondary market trading.
Subordinated Debt

	2019	2018
Contractual weighted average coupon	4.5%	4.5%

Subordinated debt generally is issued to meet the capital requirements of the Firm or its regulated subsidiaries and primarily is U.S. dollar denominated. Maturities of subordinated notes range from 2022 to 2027.
Rates for Borrowings with Original Maturities Greater than One Year

	At December 31,
	2019	2018	2017
Contractual weighted average coupon[1]	3.4%	3.5%	3.3%
Effective weighted average coupon after swaps	2.9%	3.6%	2.5%

1.	Weighted average coupon was calculated utilizing U.S. and non-U.S. dollar interest rates and excludes financial instruments for which the fair value option was elected.

In general, other than securities inventories and customer balances financed by secured funding sources, the majority of the Firm’s assets are financed with a combination of deposits, short-term funding, floating rate long-term debt or fixed rate long-term debt swapped to a floating rate. The Firm uses interest rate swaps to more closely match these borrowings to the duration, holding period and interest rate characteristics of the assets being funded and to manage interest rate risk. These swaps effectively convert certain of the Firm’s fixed rate borrowings into floating rate obligations. In addition, for non-U.S. dollar currency borrowings that are not used to fund assets in the same currency, the Firm has entered into currency swaps that effectively convert the borrowings into U.S. dollar obligations.
The Firm’s use of swaps for asset and liability management affects its effective average borrowing rate.

December 2019 Form 10-K	120

Notes to Consolidated Financial Statements

Other Secured Financings

$ in millions	At December 31, 2019	At December 31, 2018
Original maturities:
One year or less	7,103	2,036
Greater than one year	6,480	6,772
Transfers of assets accounted for as secured financings	1,115	658
Total	$14,698	$9,466
Maturities and Terms of Other Secured Financings

	At December 31, 2019			At December 31, 2018
$ in millions	Fixed Rate	Variable Rate[1]	Total
Original maturities of one year or less:
Next 12 months	$2,785	$4,318	$7,103	$2,036
Original maturities greater than one year:
2019	$—	$—	$—	$5,900
2020	764	899	1,663	599
2021	698	412	1,110	1
2022	227	—	227	86
2023	—	2,655	2,655	26
2024	—	12	12	12
Thereafter	356	457	813	148
Total	$2,045	$4,435	$6,480	$6,772
Weighted average coupon at period-end[2]	0.8%	2.5%	2.4%	2.5%

1.
Variable rate other secured financings bear interest based on a variety of indices, including LIBOR and federal funds rates. Amounts include notes carried at fair value with various payment provisions, including notes linked to equity, credit, commodity or other indices.

2.
Includes only other secured financings with original maturities greater than one year. Weighted average coupon is calculated utilizing U.S. and non-U.S. dollar interest rates and excludes other secured financings that are linked to non-interest indices and for which the fair value option was elected.

Other secured financings include the liabilities related to certain ELNs, transfers of financial assets that are accounted for as financings rather than sales, pledged commodities, consolidated VIEs where the Firm is deemed to be the primary beneficiary and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets. See Note 14 for further information on other secured financings related to VIEs and securitization activities.

Maturities of Transfers of Assets Accounted for as Secured Financings1

$ in millions	At December 31, 2019	At December 31, 2018
2019	$—	$40
2020	208	62
2021	225	29
2022	46	33
2023	334	—
2024	—	—
Thereafter	302	494
Total	$1,115	$658

1.	Excludes Securities sold under agreements to repurchase and Securities loaned.
For transfers of assets that fail to meet accounting criteria for a sale, the Firm continues to record the assets and recognizes the associated liabilities in the balance sheets.
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at December 31, 2019
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$23,507	$34,542	$47,924	$5,110	$111,083
Consumer	7,835	28	4	—	7,867
Residential and Commercial real estate	379	378	88	273	1,118
Forward-starting secured financing receivables	63,313	223	—	11,601	75,137
Underwriting	637	—	—	—	637
Investment activities	706	275	60	262	1,303
Letters of credit and other financial guarantees	186	2	—	2	190
Total	$96,563	$35,448	$48,076	$17,248	$197,335
Corporate lending commitments participated to third parties					$8,003
Forward-starting secured financing receivables settled within three business days of the balance sheet date					$52,438
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

121	December 2019 Form 10-K

Notes to Consolidated Financial Statements

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

Guarantees
Obligations under Guarantee Arrangements at December 31, 2019

	Maximum Potential Payout/Notional
	Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$36,334	$37,080	$111,758	$30,547	$215,719
Other credit contracts	—	—	—	117	117
Non-credit derivatives	1,590,947	1,240,195	393,248	699,043	3,923,433
Standby letters of credit and other financial guarantees issued[1]	1,282	836	1,386	4,201	7,705
Market value guarantees	76	82	—	—	158
Liquidity facilities	4,599	—	—	—	4,599
Whole loan sales guarantees	—	—	—	23,196	23,196
Securitization representations and warranties	—	—	—	67,928	67,928
General partner guarantees	59	128	12	71	270
Client clearing guarantees	18,565	—	—	—	18,565

$ in millions	Carrying Amount Asset (Liability)
Credit derivatives[2]	$1,703
Other credit contracts	(17)
Non-credit derivatives[2]	(45,794)
Standby letters of credit and other financial guarantees issued[1]	226
Market value guarantees	—
Liquidity facilities	6
Whole loan sales guarantees	—
Securitization representations and warranties[3]	(42)
General partner guarantees	(42)
Client clearing guarantees	—

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
Types of Guarantees
Derivative Contracts. Certain derivative contracts meet the accounting definition of a guarantee, including certain written options, contingent forward contracts and CDS (see Note 5 regarding credit derivatives in which the Firm has sold credit protection to the counterparty). All derivative contracts that could meet this accounting definition of a guarantee are included in the previous table, with the notional amount used as the maximum potential payout for certain derivative contracts, such as written interest rate caps and written foreign currency options. The Firm evaluates collateral requirements for all derivatives, including derivatives that do not meet the accounting definition of a guarantee. For the effects of cash collateral and counterparty netting, see Note 5.
In certain situations, collateral may be held by the Firm for those contracts that meet the definition of a guarantee. Generally, the

December 2019 Form 10-K	122

Notes to Consolidated Financial Statements

Firm sets collateral requirements by counterparty so that the collateral covers various transactions and products and is not allocated specifically to individual contracts. Also, the Firm may recover amounts related to the underlying asset delivered to the Firm under the derivative contract.
Standby Letters of Credit and Other Financial Guarantees Issued. In connection with its corporate lending business and other corporate activities, the Firm provides standby letters of credit and other financial guarantees to counterparties. Such arrangements represent obligations to make payments to third parties if the counterparty fails to fulfill its obligation under a borrowing arrangement or other contractual obligation. A majority of the Firm’s standby letters of credit are provided on behalf of counterparties that are investment grade. If the counterparty fails to fulfill its contractual obligation, the Firm has access to collateral or recourse that would approximate its obligation.
Market Value Guarantees. Market value guarantees are issued to guarantee timely payment of a specified return to investors in certain affordable housing tax credit funds. These guarantees are designed to return an investor’s contribution to a fund and the investor’s share of tax losses and tax credits expected to be generated by a fund.
Liquidity Facilities. The Firm has entered into liquidity facilities with SPEs and other counterparties, whereby the Firm is required to make certain payments if losses or defaults occur. Primarily, the Firm acts as liquidity provider to municipal bond securitization SPEs and for standalone municipal bonds in which the holders of beneficial interests issued by these SPEs or the holders of the individual bonds, respectively, have the right to tender their interests for purchase by the Firm on specified dates at a specified price. The Firm often may have recourse to the underlying assets held by the SPEs in the event payments are required under such liquidity facilities, as well as make-whole or recourse provisions with the trust sponsors. The recourse amount often exceeds the maximum potential payout amount of the guarantee. Substantially all of the underlying assets in the SPEs are investment grade. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives.
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
General Partner Guarantees. As a general partner in certain investment management funds, the Firm receives certain distributions from the partnerships when the return exceeds specified performance targets according to the provisions of the partnership agreements. The Firm may be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a certain return as specified in the various partnership agreements, subject to certain limitations.
Client Clearing Guarantees. In 2019, the Firm became a sponsoring member of the Government Securities Division of the FICC's Sponsored Clearing Model. Clients of the Firm, as sponsored members, can transact in overnight securities repurchase and resale agreements, which are cleared through FICC. As sponsoring member, the Firm guarantees to FICC the prompt and full payment and performance of its clients’ obligations. The amount included in the previous table represents the maximum potential payout the Firm could be responsible for through the guarantee it provides. The Firm minimizes credit exposure under this guarantee by obtaining a security interest in its sponsored member clients’ collateral and their contractual rights under sponsored member transactions. Therefore, the Firm's exposure is estimated to be an amount substantially lower than the maximum potential payout amount. The collateral amount in which the Firm has a security interest is approximately equal to the maximum potential payout amount of the guarantee.
Other Guarantees and Indemnities
In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These

123	December 2019 Form 10-K

Notes to Consolidated Financial Statements

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

•
Exchange/Clearinghouse Member Guarantees. The Firm is a member of various exchanges and clearinghouses that trade and clear securities and/or derivative contracts. Associated with its membership, the Firm may be required to pay a certain amount as determined by the exchange or the clearinghouse in case of a default of any of its members or pay a proportionate share of the financial obligations of another member that may default on its obligations to the exchange or the clearinghouse. While the rules governing different exchange or clearinghouse memberships and the forms of these guarantees may vary, in general the Firm’s obligations under these rules would arise only if the exchange or clearinghouse had previously exhausted its resources.

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

Legal
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

$ in millions	2019	2018	2017
Legal expenses	$221	$206	$342

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

December 2019 Form 10-K	124

Notes to Consolidated Financial Statements

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
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Firm, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County ("Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Firm misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Firm knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Firm’s motion to dismiss the complaint. On December 21, 2018, the court denied the Firm’s motion for summary judgment and granted in part the Firm’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, the Firm filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross appeals. Based on currently available information, the Firm believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.
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
On September 23, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Firm in the Supreme Court of NY styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees and interest. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On September 13, 2018, the First Department affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss. On December 20, 2018, the First Department denied plaintiff’s motion for leave to appeal its decision to the New York Court of Appeals ("Court of Appeals") or, in the alternative, for re-argument. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post- judgment interest, fees and

125	December 2019 Form 10-K

Notes to Consolidated Financial Statements

costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On December 11, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On October 19, 2018, the court granted the Firm’s motion for leave to amend its answer and to stay the case pending resolution of Deutsche Bank National Trust Company’s appeal to the Court of Appeals in another case, styled Deutsche Bank National Trust Company v. Barclays Bank PLC, regarding the applicable statute of limitations. On January 17, 2019, the First Department reversed the trial court’s order to the extent that it had granted in part the Firm’s motion to dismiss the complaint. On June 4, 2019, the First Department granted the Firm’s motion for leave to appeal to the Court of Appeals. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and a monoline insurer that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.

Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) has challenged, in the District Court in Amsterdam, the prior set-off by the Firm of approximately €124 million (approximately $139 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims. On June 4, 2018, the Dutch Authority filed an appeal before the Court of Appeal in Amsterdam in matters re-styled Case number 18/00318 and Case number 18/00319. On June 26 and July 2, 2019, a hearing of the Dutch Authority’s appeal was held. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately €124 million (approximately $139 million) plus accrued interest.
14. Variable Interest Entities and Securitization Activities
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

December 2019 Form 10-K	126

Notes to Consolidated Financial Statements

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
Consolidated VIE Assets and Liabilities by Type of Activity

	At December 31, 2019		At December 31, 2018
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$696	$391	$267	$—
MABS[1]	265	4	59	38
Other[2]	987	66	809	48
Total	$1,948	$461	$1,135	$86
OSF—Other structured financings

1.
Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets. and may be in loan or security form. The value of assets is determined based on the fair value of the liabilities and the interests owned by the Firm in such VIEs as the fair values for the liabilities and interests owned are more observable.

2.	Other primarily includes operating entities, investment funds and structured transactions.

Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At December 31, 2019	At December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$315	$77
Restricted cash	173	171
Trading assets at fair value	943	314
Customer and other receivables	18	25
Goodwill	—	18
Intangible assets	111	128
Other assets	388	402
Total	$1,948	$1,135
Liabilities
Other secured financings	$422	$64
Other liabilities and accrued expenses	39	22
Total	$461	$86
Noncontrolling interests	$192	$106

Consolidated VIE assets and liabilities are presented in the previous tables after intercompany eliminations. Generally, most assets owned by consolidated VIEs cannot be removed unilaterally by the Firm and are not available to the Firm while the related liabilities issued by consolidated VIEs are non-recourse to the Firm. However, in certain consolidated VIEs, the Firm either has the unilateral right to remove assets or provides additional recourse through derivatives such as total return swaps, guarantees or other forms of involvement.
In general, the Firm’s exposure to loss in consolidated VIEs is limited to losses that would be absorbed on the VIE net assets recognized in its financial statements, net of amounts absorbed by third-party variable interest holders.
Non-consolidated VIEs

	At December 31, 2019
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$125,603	$2,976	$6,965	$2,288	$51,305
Maximum exposure to loss[3]
Debt and equity interests	$16,314	$240	$—	$1,009	$11,977
Derivative and other contracts	—	—	4,599	—	2,995
Commitments, guarantees and other	631	—	—	—	266
Total	$16,945	$240	$4,599	$1,009	$15,238
Carrying value of variable interests—Assets
Debt and equity interests	$16,314	$240	$—	$1,008	$11,977
Derivative and other contracts	—	—	6	—	388
Total	$16,314	$240	$6	$1,008	$12,365
Additional VIE assets owned[4]					$11,453
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$444

127	December 2019 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2018[5]
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$106,197	$10,848	$7,014	$3,314	$38,603
Maximum exposure to loss[3]
Debt and equity interests	$15,671	$1,169	$—	$1,622	$7,967
Derivative and other contracts	—	—	4,449	—	1,768
Commitments, guarantees and other	1,073	3	—	235	509
Total	$16,744	$1,172	$4,449	$1,857	$10,244
Carrying value of variable interests—Assets
Debt and equity interests	$15,671	$1,169	$—	$1,205	$7,967
Derivative and other contracts	—	—	6	—	87
Total	$15,671	$1,169	$6	$1,205	$8,054
Additional VIE assets owned[4]					$12,059
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$185
MTOB—Municipal tender option bonds

1.	Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets. and may be in loan or security form.

2.	Other primarily includes exposures to commercial real estate property and investment funds.

3.	Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect changes in fair value recorded by the Firm.

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

5.
The carrying value and maximum exposure to loss of variable interests related to MABS and Other have been revised to reflect the addition of approximately $11 billion in loans to VIEs that were previously excluded. The VIE asset (UPB) amounts have also been revised by approximately $54 billion. This disclosure-only revision did not impact the Firm's balance sheets.

The majority of the VIEs included in the previous tables are sponsored by unrelated parties; examples of the Firm’s involvement with these VIEs include its secondary market-making activities and the securities held in its Investment securities portfolio (see Note 6).

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
Liabilities issued by VIEs generally are non-recourse to the Firm.

Detail of Mortgage- and Asset-Backed Securitization Assets

	At December 31, 2019		At December 31, 2018[1]
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$30,353	$3,993	$27,594	$4,581
Commercial mortgages	53,892	3,881	55,501	4,327
U.S. agency collateralized mortgage obligations	36,366	6,365	14,969	3,443
Other consumer or commercial loans	4,992	2,075	8,133	3,320
Total	$125,603	$16,314	$106,197	$15,671

1.	The balances as of December 31, 2018 were revised as noted in the Non-consolidated VIEs table herein.
Securitization Activities
In a securitization transaction, the Firm transfers assets (generally commercial or residential mortgage loans or securities) to an SPE, sells to investors most of the beneficial interests, such as notes or certificates, issued by the SPE, and, in many cases, retains other beneficial interests. The purchase of the transferred assets by the SPE is financed through the sale of these interests.
In many securitization transactions involving commercial mortgage loans, the Firm transfers a portion of the assets to the SPE with unrelated parties transferring the remaining assets. In addition, mainly in securitization transactions involving residential mortgage loans, the Firm may also enter into derivative transactions, primarily interest rate swaps or interest rate caps, with the SPE.
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
The Firm enters into derivatives, generally interest rate swaps and interest rate caps, with a senior payment priority in many securitization transactions. The risks associated with these and similar derivatives with SPEs are essentially the same as similar derivatives with non-SPE counterparties and are managed as part of the Firm’s overall exposure. See Note 5 for further information on derivative instruments and hedging activities.
Investment Securities
The Firm holds securities issued by VIEs within the Investment securities portfolio. These securities are composed of those related to transactions sponsored by the federal mortgage agencies and predominantly the most senior securities issued by VIEs backed by student loans and commercial mortgage loans.

December 2019 Form 10-K	128

Notes to Consolidated Financial Statements

Transactions sponsored by the federal mortgage agencies include an explicit or implicit guarantee provided by the U.S. government. Additionally, the Firm holds certain commercial mortgage-backed securities issued by VIEs retained as a result of the Firm's securitization activities. See Note 6 for further information on the Investment securities portfolio.
Municipal Tender Option Bond Trusts
In a municipal tender option bond trust transaction, the client transfers a municipal bond to a trust. The trust issues short-term securities that the Firm, as the remarketing agent, sells to investors. The client generally retains a residual interest. The short-term securities are supported by a liquidity facility pursuant to which the investors may put their short-term interests. In most programs, a third-party provider will provide such liquidity facility; in some programs, the Firm provides this liquidity facility.
The Firm may, in lieu of purchasing short-term securities for remarketing, decide to extend a temporary loan to the trust. The client can generally terminate the transaction at any time. The liquidity provider can generally terminate the transaction upon the occurrence of certain events. When the transaction is terminated, the municipal bond is generally sold or returned to the client. Any losses suffered by the liquidity provider upon the sale of the bond are the responsibility of the client. This obligation is generally collateralized. Liquidity facilities provided to municipal tender option bond trusts are classified as derivatives. The Firm consolidates any municipal tender option bond trusts in which it holds the residual interest.
Credit Protection Purchased through Credit-Linked Notes
CLN transactions are designed to provide investors with exposure to certain credit risk on referenced assets. In these transactions, the Firm transfers assets (generally high-quality securities or money market investments) to an SPE, enters into a derivative transaction in which the SPE sells protection on an unrelated referenced asset or group of assets, through a credit derivative, and sells the securities issued by the SPE to investors. In some transactions, the Firm may also enter into interest rate or currency swaps with the SPE. Depending on the structure, the assets and liabilities of the SPE may be consolidated and recognized in the Firm’s balance sheets or accounted for as a sale of assets.
Upon the occurrence of a credit event related to the referenced asset, the SPE will deliver securities collateral as payment to the Firm, which exposes the Firm to changes in the collateral’s value.
Derivative payments by the SPE are collateralized. The risks associated with these and similar derivatives with SPEs are essentially the same as those with non-SPE counterparties and are managed as part of the Firm’s overall exposure.

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
Collateralized Loan and Debt Obligations
CLOs and CDOs are SPEs that purchase a pool of assets consisting of corporate loans, corporate bonds, ABS or synthetic exposures on similar assets through derivatives, and issue multiple tranches of debt and equity securities to investors. The Firm underwrites the securities issued in certain CLO transactions on behalf of unaffiliated sponsors and provides advisory services to these unaffiliated sponsors. The Firm sells corporate loans to many of these SPEs, in some cases representing a significant portion of the total assets purchased. Although not obligated, the Firm generally makes a market in the securities issued by SPEs in these transactions and may retain unsold securities. These beneficial interests are included in Trading assets and are measured at fair value.
Equity-Linked Notes
ELN transactions are designed to provide investors with exposure to certain risks related to the specific equity security, equity index or other index. In an ELN transaction, the Firm typically transfers to an SPE either a note issued by the Firm, the payments on which are linked to the performance of a specific equity security, equity index or other index, or debt securities issued by other companies and a derivative contract, the terms of which will relate to the performance of a specific equity security, equity index or other index. These ELN transactions with SPEs were not consolidated at December 31, 2019 or December 31, 2018.

129	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Transferred Assets with Continuing Involvement1

	At December 31, 2019[2]
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[3]
SPE assets (UPB)[4]	$9,850	$86,203	$19,132	$8,410
Retained interests
Investment grade	$29	$720	$2,376	$1
Non-investment grade	17	254	—	92
Total	$46	$974	$2,376	$93
Interests purchased in the secondary market
Investment grade	$6	$197	$77	$—
Non-investment grade	75	51	—	—
Total	$81	$248	$77	$—
Derivative assets	$—	$—	$—	$339
Derivative liabilities	—	—	—	145

	December 31, 2018
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[3]
SPE assets (UPB)[4]	$14,376	$68,593	$16,594	$14,608
Retained interests
Investment grade	$17	$483	$1,573	$3
Non-investment grade	4	212	—	210
Total	$21	$695	$1,573	$213
Interests purchased in the secondary market
Investment grade	$7	$91	$102	$—
Non-investment grade	28	71	—	—
Total	$35	$162	$102	$—
Derivative assets	$—	$—	$—	$216
Derivative liabilities	—	—	—	178

	Fair Value at December 31, 2019
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$2,401	$4	$2,405
Non-investment grade	6	97	103
Total	$2,407	$101	$2,508
Interests purchased in the secondary market
Investment grade	$278	$2	$280
Non-investment grade	68	58	126
Total	$346	$60	$406
Derivative assets	$337	$2	$339
Derivative liabilities	144	1	145

	Fair Value at December 31, 2018
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,580	$13	$1,593
Non-investment grade	174	252	426
Total	$1,754	$265	$2,019
Interests purchased in the secondary market
Investment grade	$193	$7	$200
Non-investment grade	83	16	99
Total	$276	$23	$299
Derivative assets	$121	$95	$216
Derivative liabilities	175	3	178

RML—Residential mortgage loans
CML—Commercial mortgage loans

1.
The Transferred Assets with Continuing Involvement tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. See Note 12 for information on certain other transfers of assets to SPEs which are accounted for as financings.

2.
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

3.	Amounts include CLO transactions managed by unrelated third parties.

4.	Amounts include assets transferred by unrelated transferors.
Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheets with changes in fair value recognized in the income statements. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Notes 2 and 3.
Proceeds from New Securitization Transactions and Sales of Loans

$ in millions	2019	2018	2017
New transactions[1]	$34,464	$23,821	$23,939
Retained interests	7,403	2,904	2,337
Sales of corporate loans to CLO SPEs[1,2]	2	317	191

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.

2.	Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).

December 2019 Form 10-K	130

Notes to Consolidated Financial Statements

Assets Sold with Retained Exposure

$ in millions	December 31, 2019	December 31, 2018
Gross cash proceeds from sale of assets[1]	$38,661	$27,121
Fair value
Assets sold	$39,137	$26,524
Derivative assets recognized in the balance sheets	647	164
Derivative liabilities recognized in the balance sheets	152	763

1.	The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities, and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
15. Regulatory Requirements
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
In addition to the minimum risk-based capital ratio requirements, the Firm is subject to the following buffers:

•	A greater than 2.5% Common Equity Tier 1 capital conservation buffer;

•	The Common Equity Tier 1 G-SIB capital surcharge, currently at 3%; and

•	Up to a 2.5% Common Equity Tier 1 CCyB, currently set by U.S. banking agencies at zero.
In 2018, the requirement for each of these buffers was 75% of the fully phased-in 2019 requirement noted above.
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
The Firm’s risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) and (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). At December 31, 2019 and December 31, 2018, the Firm’s risk-based capital ratios are based on the Standardized Approach rules.
Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. The Firm is required to maintain a Tier 1 SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2%.
The Firm’s Regulatory Capital and Capital Ratios

	At December 31, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$64,751	16.4%
Tier 1 capital	11.5%	73,443	18.6%
Total capital	13.5%	82,708	21.0%
Total RWA		394,177
Leverage-based capital
Tier 1 leverage	4.0%	$73,443	8.3%
Adjusted average assets[2]		889,195
SLR	5.0%	73,443	6.4%
Supplementary leverage exposure[3]		1,155,177

131	December 2019 Form 10-K

Notes to Consolidated Financial Statements

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	8.6%	$62,086	16.9%
Tier 1 capital	10.1%	70,619	19.2%
Total capital	12.1%	80,052	21.8%
Total RWA		367,309
Leverage-based capital
Tier 1 leverage	4.0%	$70,619	8.4%
Adjusted average assets[2]		843,074
SLR	5.0%	70,619	6.5%
Supplementary leverage exposure[3]		1,092,672

1.
Required ratios are inclusive of any buffers applicable as of the date presented. For 2018, the required regulatory capital ratios for risk-based capital are under the transitional rules. Failure to maintain the buffers would result in restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

2.
Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in the Firm's own capital instruments, certain defined tax assets and other capital deductions.

3.
Supplementary leverage exposure is the sum of Adjusted average assets used in the Tier 1 leverage ratio and other adjustments, primarily: (i) for derivatives, potential future exposure and the effective notional principal amount of sold credit protection offset by qualifying purchased credit protection; (ii) the counterparty credit risk for repo-style transactions; and (iii) the credit equivalent amount for off-balance sheet exposures.

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
At December 31, 2019 and December 31, 2018, the U.S. Bank Subsidiaries’ risk-based capital ratios are based on the Standardized Approach rules. In each period, the ratios exceeded well-capitalized requirements.

MSBNA’s Regulatory Capital

	At December 31, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$15,919	18.5%
Tier 1 capital	8.0%	15,919	18.5%
Total capital	10.0%	16,282	18.9%
Leverage-based capital
Tier 1 leverage	5.0%	$15,919	11.3%
SLR	6.0%	15,919	8.7%

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$15,221	19.5%
Tier 1 capital	8.0%	15,221	19.5%
Total capital	10.0%	15,484	19.8%
Leverage-based capital
Tier 1 leverage	5.0%	$15,221	10.5%
SLR	6.0%	15,221	8.2%

MSPBNA’s Regulatory Capital

	At December 31, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$7,962	24.8%
Tier 1 capital	8.0%	7,962	24.8%
Total capital	10.0%	8,016	25.0%
Leverage-based capital
Tier 1 leverage	5.0%	$7,962	9.9%
SLR	6.0%	7,962	9.4%

	At December 31, 2018
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	$7,183	25.2%
Tier 1 capital	8.0%	7,183	25.2%
Total capital	10.0%	7,229	25.4%
Leverage-based capital
Tier 1 leverage	5.0%	$7,183	10.0%
SLR	6.0%	7,183	9.6%

1.	Ratios that are required in order to be considered well-capitalized for U.S. regulatory purposes.
U.S. Broker-Dealer Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At December 31, 2019	At December 31, 2018
Net capital	$13,708	$13,797
Excess net capital	10,686	11,333

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the

December 2019 Form 10-K	132

Notes to Consolidated Financial Statements

minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At December 31, 2019 and December 31, 2018, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.
MSSB Regulatory Capital

$ in millions	At December 31, 2019	At December 31, 2018
Net capital	$3,387	$3,455
Excess net capital	3,238	3,313

MSSB is a registered U.S. broker-dealer and introducing broker for the futures business and, accordingly, is subject to the minimum net capital requirements of the SEC. MSSB has consistently operated with capital in excess of its regulatory capital requirements.
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

$ in millions	At December 31, 2019	At December 31, 2018
Restricted net assets	$33,213	$29,222

16. Total Equity
Morgan Stanley Shareholders’ Equity
Common Stock
Rollforward of Common Stock Outstanding

in millions	2019	2018
Shares outstanding at beginning of period	1,700	1,788
Treasury stock purchases[1]	(135)	(110)
Other[2]	29	22
Shares outstanding at end of period	1,594	1,700

1.
The Firm’s Board has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (“Share Repurchase Program”). In addition to the Firm’s Share Repurchase Program, Treasury stock purchases include repurchases of common stock for employee tax withholding.

2.	Other includes net shares issued to and forfeited from Employee stock trusts and issued for RSU conversions.
Share Repurchases

$ in millions	2019	2018
Repurchases of common stock under the Firm’s Share Repurchase Program	$5,360	$4,860

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
Pursuant to the Share Repurchase Program, the Firm considers, among other things, business segment capital needs, as well as stock-based compensation and benefit plan requirements. Share repurchases under the program will be exercised from time to time at prices the Firm deems appropriate subject to various factors, including the Firm’s capital position and market conditions. The share repurchases may be effected through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans, and may be suspended at any time. Share repurchases by the Firm are subject to regulatory non-objection.
Common Stock Dividends per Share

	2019	2018	2017
Dividends declared per common share	$1.30	$1.10	$0.90

133	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Common Shares Outstanding for Basic and Diluted EPS

in millions	2019	2018	2017
Weighted average common shares outstanding, basic	1,617	1,708	1,780
Effect of dilutive Stock options, RSUs and PSUs	23	30	41
Weighted average common shares outstanding and common stock equivalents, diluted	1,640	1,738	1,821
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	2	1	—

Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At December 31, 2019	Liquidation Preference per Share	At December 31, 2019	At December 31, 2018
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
G	—	—	—	500
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	—
Total			$8,520	$8,520

1.
Series C is composed of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million in 2009.

The Firm is authorized to issue 30 million shares of preferred stock. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
On November 25, 2019, the Firm announced the redemption in whole of its outstanding Series G preferred stock. On notice of redemption, the amount due to holders of Series G Preferred Stock was reclassified to Borrowings, and on January 15, 2020 the redemption settled at the carrying value of $500 million.

Preferred Stock Issuance Description

		Depositary Shares per Share	Redemption
Series[1,2]	Shares Issued		Price per Share[3]	Date[4]
A	44,000	1,000	$25,000	July 15, 2011
C5	1,160,791	N/A	1,100	October 15, 2011
E	34,500	1,000	25,000	October 15, 2023
F	34,000	1,000	25,000	January 15, 2024
H	52,000	25	25,000	July 15, 2019
I	40,000	1,000	25,000	October 15, 2024
J	60,000	25	25,000	July 15, 2020
K	40,000	1,000	25,000	April 15, 2027
L6	20,000	1,000	25,000	January 15, 2025

1.	All shares issued are non-cumulative. Each share has a par value of $0.01, except Series C.

2.	Dividends on Series A are based on a floating rate, and dividends on Series C and L are based on a fixed rate. Dividends on all other Series are based on a fixed-to-floating rate.

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

6.	Series L Preferred Stock was issued on November 25, 2019.
Preferred Stock Dividends

$ in millions, except per share data	2019		2018		2017
	Per Share[1]	Total	Per Share[1]	Total	Per Share[1]	Total
Series
A	$1,014	$44	$1,011	$45	$1,014	$45
C	100	52	100	52	100	52
E	1,781	60	1,781	61	1,781	61
F	1,719	60	1,719	58	1,719	58
G2	1,242	24	1,656	33	1,656	33
H3	1,418	74	1,363	71	1,363	71
I	1,594	64	1,594	64	1,594	64
J4	1,388	84	1,388	83	1,388	83
K	1,463	59	1,463	59	1,402	56
L	169	3	—	—	—	—
Total		$524		$526		$523

1.	Dividends on all series are payable quarterly, unless otherwise noted.

2.	Dividends declared on Series G following the issuance of the notice of redemption were recognized as Interest expense and are excluded from 2019 amounts.

3.	Series H was payable semiannually until July 15, 2019, and is now payable quarterly.

4.	Series J is payable semiannually until July 15, 2020, and then quarterly thereafter.

December 2019 Form 10-K	134

Notes to Consolidated Financial Statements

Comprehensive Income (Loss)
Accumulated Comprehensive Income (Loss)1

$ in millions	Foreign Currency Translation Adjustments	AFS Securities	Pensions, Postretirement and Other	DVA	Total
December 31, 2016	$(986)	$(588)	$(474)	$(595)	$(2,643)
OCI during the period	219	41	(117)	(560)	(417)
December 31, 2017	(767)	(547)	(591)	(1,155)	(3,060)
Cumulative adjustment for accounting change[2]	(8)	(111)	(124)	(194)	(437)
OCI during the period	(114)	(272)	137	1,454	1,205
December 31, 2018	(889)	(930)	(578)	105	(2,292)
OCI during the period	(8)	1,137	(66)	(1,559)	(496)
December 31, 2019	$(897)	$207	$(644)	$(1,454)	$(2,788)

1.	Amounts are net of tax and noncontrolling interests.

2.
The cumulative adjustment for accounting changes is primarily the effect of the adoption of the accounting update Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This adjustment was recorded as of January 1, 2018 to reclassify certain income tax effects related to the enactment of the Tax Act from AOCI to Retained earnings, primarily related to the remeasurement of deferred tax assets and liabilities resulting from the reduction in the corporate income tax rate to 21%. See Note 2 for further information.

Components of Period Changes in OCI

	2019
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$6	$(3)	$3	$11	$(8)
Reclassified to earnings	—	—	—	—	—
Net OCI	$6	$(3)	$3	$11	$(8)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,588	$(373)	$1,215	$—	$1,215
Reclassified to earnings	(103)	25	(78)	—	(78)
Net OCI	$1,485	$(348)	$1,137	$—	$1,137
Pension, postretirement and other
OCI activity	$(98)	$25	$(73)	$—	$(73)
Reclassified to earnings	12	(5)	7	—	7
Net OCI	$(86)	$20	$(66)	$—	$(66)
Change in net DVA
OCI activity	$(2,181)	$533	$(1,648)	$(80)	$(1,568)
Reclassified to earnings	11	(2)	9	—	9
Net OCI	$(2,170)	$531	$(1,639)	$(80)	$(1,559)

	2018[1]
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$(11)	$(79)	$(90)	$24	$(114)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(11)	$(79)	$(90)	$24	$(114)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(346)	$80	$(266)	$—	$(266)
Reclassified to earnings	(8)	2	(6)	—	(6)
Net OCI	$(354)	$82	$(272)	$—	$(272)
Pension, postretirement and other
OCI activity	$156	$(37)	$119	$—	$119
Reclassified to earnings	26	(8)	18	—	18
Net OCI	$182	$(45)	$137	$—	$137
Change in net DVA
OCI activity	$1,947	$(472)	$1,475	$63	$1,412
Reclassified to earnings	56	(14)	42	—	42
Net OCI	$2,003	$(486)	$1,517	$63	$1,454

	2017
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
Foreign currency translation adjustments
OCI activity	$64	$187	$251	$32	$219
Reclassified to earnings	—	—	—	—	—
Net OCI	$64	$187	$251	$32	$219
Change in net unrealized gains (losses) on AFS securities
OCI activity	$100	$(36)	$64	$—	$64
Reclassified to earnings	(35)	12	(23)	—	(23)
Net OCI	$65	$(24)	$41	$—	$41
Pension, postretirement and other
OCI activity	$(193)	$75	$(118)	$—	$(118)
Reclassified to earnings	2	(1)	1	—	1
Net OCI	$(191)	$74	$(117)	$—	$(117)
Change in net DVA
OCI activity	$(922)	$325	$(597)	$(28)	$(569)
Reclassified to earnings	12	(3)	9	—	9
Net OCI	$(910)	$322	$(588)	$(28)	$(560)

1.	Exclusive of cumulative adjustments related to the adoption of certain accounting updates in 2018. Refer to the table below and Note 2 for further information.

135	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Cumulative Adjustments to Retained Earnings Related to Adoption of Accounting Updates

$ in millions	2019
Leases	$63

$ in millions	2018
Revenues from contracts with customers	$(32)
Derivatives and hedging—targeted improvements to accounting for hedging activities	(99)
Reclassification of certain tax effects from AOCI	443
Other[1]	(6)
Total	$306

$ in millions	2017
Improvements to employee share-based payment accounting[2]	$(30)
Intra-entity transfers of assets other than inventory	(5)
Total	$(35)

1.
Other includes the adoption of accounting updates related to Recognition and Measurement of Financial Assets and Financial Liabilities (other than the provision around presenting unrealized DVA in OCI, which the Firm previously adopted) and Derecognition of Nonfinancial Assets. The impact of these adoptions on Retained earnings was not significant.

2.	In addition to the Retained earnings impact, this adoption also resulted in a $45 million increase to Additional paid-in capital.
Cumulative Foreign Currency Translation Adjustments

$ in millions	At December 31, 2019	At December 31, 2018
Associated with net investments in subsidiaries with a non-U.S. dollar functional currency	$(1,874)	$(1,851)
Hedges, net of tax	977	962
Total	$(897)	$(889)
Carrying value of net investments in non-U.S. dollar functional currency subsidiaries subject to hedges	$13,440	$11,608

Cumulative foreign currency translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. The Firm uses foreign currency contracts to manage the currency exposure relating to its net investments in non-U.S. dollar functional currency subsidiaries and determines the amount of exposure to hedge on a pre-tax basis. The Firm may also elect not to hedge its net investments in certain foreign operations due to market conditions or other reasons, including the availability of various currency contracts at acceptable costs. Information relating to the effects on cumulative foreign currency translation adjustments that resulted from the translation of foreign currency financial statements and from gains and losses from hedges of the Firm’s net investments in non-U.S. dollar functional currency subsidiaries is summarized in the previous table.

17. Interest Income and Interest Expense

$ in millions	2019	2018	2017
Interest income
Investment securities	$2,175	$1,744	$1,334
Loans	4,783	4,249	3,298
Securities purchased under agreements to resell and Securities borrowed[1]	3,485	1,976	169
Trading assets, net of Trading liabilities	2,899	2,392	2,029
Customer receivables and Other[2]	3,756	3,531	2,167
Total interest income	$17,098	$13,892	$8,997
Interest expense
Deposits	$1,885	$1,255	$187
Borrowings	5,052	5,031	4,285
Securities sold under agreements to repurchase and Securities loaned[3]	2,609	1,898	1,237
Customer payables and Other[4]	2,858	1,902	(12)
Total interest expense	$12,404	$10,086	$5,697
Net interest	$4,694	$3,806	$3,300

1.	Includes fees paid on Securities borrowed.

2.	Includes interest from Cash and cash equivalents.

3.	Includes fees received on Securities loaned.

4.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.
Interest income and Interest expense are classified in the income statements based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense.
18. Deferred Compensation Plans and Carried Interest Compensation
Stock-Based Compensation Plans
Certain employees of the Firm participate in the Firm's stock-based compensation plans. These plans include RSUs and PSUs, the details of which are further outlined below.
Stock-Based Compensation Expense

$ in millions	2019	2018	2017
RSUs	$1,064	$892	$951
PSUs	89	28	75
Total[1]	$1,153	$920	$1,026
Includes:
Retirement-eligible awards[2]	$111	$110	$85

1.	Net of forfeitures.

2.	Relates to stock-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Tax Benefit Related to Stock-Based Compensation Expense

$ in millions	2019	2018	2017
Tax benefit[1]	$243	$193	$225

1.	Excludes income tax consequences related to employee share-based award conversions.

December 2019 Form 10-K	136

Notes to Consolidated Financial Statements

Unrecognized Compensation Cost Related to Stock-Based Awards Granted

$ in millions	At December 31, 2019[1]
To be recognized in:
2020	$394
2021	168
Thereafter	30
Total	$592

1.
Amounts do not include forfeitures, cancellations, accelerations, future adjustments to fair value for certain awards, or 2019 performance year compensation awarded in January 2020, which will begin to be amortized in 2020.

In connection with awards under its stock-based compensation plans, the Firm is authorized to issue shares of common stock held in treasury or newly issued shares.
The Firm generally uses treasury shares, if available, to deliver shares to employees or employee stock trusts and has an ongoing repurchase authorization that includes repurchases in connection with awards under its stock-based compensation plans. Share repurchases by the Firm are subject to regulatory non-objection.
Common Shares Available for Future Awards under Stock-Based Compensation Plans

in millions	At December 31, 2019
Shares	123

See Note 16 for additional information on the Firm’s Share Repurchase Program.
Restricted Stock Units
RSUs are subject to vesting over time, generally one to seven years from the date of award, contingent upon continued employment and subject to restrictions on sale, transfer or assignment until conversion to common stock. All or a portion of an award may be forfeited if employment is terminated before the end of the relevant vesting period or cancelled after the relevant vesting period in certain situations. Recipients of RSUs may have voting rights, at the Firm’s discretion, and generally receive dividend equivalents if the awards vest.

Vested and Unvested RSU Activity

	2019
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
RSUs at beginning of period	74	$37.59
Awarded	27	43.05
Conversions to common stock	(35)	28.95
Forfeited	(1)	43.66
RSUs at end of period[1]	65	$44.38
Aggregate intrinsic value of RSUs at end of period (dollars in millions)		$3,294
Weighted average award date fair value
RSUs awarded in 2018		$55.40
RSUs awarded in 2017		42.98

1.	At December 31, 2019, the weighted average remaining term until delivery for the outstanding RSUs was approximately 1.2 years.
Unvested RSU Activity

	2019
shares in millions	Number of Shares	Weighted Average Award Date Fair Value
Unvested RSUs at beginning of period	41	$40.65
Awarded	27	43.05
Vested	(30)	37.80
Forfeited	(1)	43.66
Unvested RSUs at end of period[1]	37	$44.58

1.	Unvested RSUs represent awards where recipients have yet to satisfy either the explicit vesting terms or retirement-eligible requirements.
Fair Value of RSU Activity

$ in millions	2019	2018	2017
Conversions to common stock	$1,497	$1,790	$1,333
Vested	1,292	1,504	1,470

Performance-Based Stock Units
PSUs will vest and convert to shares of common stock only if the Firm satisfies predetermined performance and market-based conditions over a three-year performance period. The number of PSUs that will vest ranges from 0% to 150% of the target award, based on the extent to which the Firm achieves the specified performance goals. One-half of the award will be earned based on the Firm’s average return on equity, excluding certain adjustments specified in the plan terms (“MS Adjusted ROE”). The other half of the award will be earned based on the Firm’s total shareholder return, relative to the total shareholder return of the S&P 500 Financials Sector Index (“Relative MS TSR”). PSUs have vesting, restriction, forfeiture and cancellation provisions that are generally similar to those of RSUs. At December 31, 2019, approximately 3 million PSUs were outstanding.

137	December 2019 Form 10-K

Notes to Consolidated Financial Statements

PSU Fair Value on Award Date

	2019	2018	2017
MS Adjusted ROE	$43.29	$56.84	$42.64
Relative MS TSR	48.28	65.81	48.02

The Relative MS TSR fair values on the award date were estimated using a Monte Carlo simulation and the following assumptions.
Monte Carlo Simulation Assumptions

Award Year	Risk-Free Interest Rate	Expected Stock Price Volatility	Correlation Coefficient
2019	2.6%	26.5%	0.89
2018	2.2%	26.8%	0.89
2017	1.5%	27.0%	0.89

The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The correlation coefficient was developed based on historical price data of the Firm and the S&P 500 Financials Sector Index. The model uses an expected dividend yield equivalent to reinvesting dividends.
Deferred Cash-Based Compensation Plans
Deferred cash-based compensation plans generally provide a return to the plan participants based upon the performance of each participant’s referenced investments.
Deferred Cash-Based Compensation Expense

$ in millions	2019	2018	2017
Deferred cash-based awards	$1,233	$1,174	$1,039
Return on referenced investments	645	(48)	499
Total[1]	$1,878	$1,126	$1,538
Includes:
Retirement-eligible awards[2]	$195	$193	$176

1.	Net of forfeitures.

2.	Relates to deferred cash-based compensation anticipated to be awarded in January of the following year that does not contain a future service requirement.
Carried Interest Compensation
The Firm generally recognizes compensation expense for any portion of carried interest (both realized and unrealized) that is allocated to employees.
Carried Interest Compensation Expense

$ in millions	2019	2018	2017
Expense	$534	$156	$197

19. Employee Benefit Plans
Pension and Other Postretirement Plans
Components of Net Periodic Benefit Expense (Income)

	Pension Plans
$ in millions	2019	2018	2017
Service cost, benefits earned during the period	$16	$16	$16
Interest cost on projected benefit obligation	139	134	146
Expected return on plan assets	(114)	(112)	(117)
Net amortization of prior service cost (credit)	1	(1)	—
Net amortization of actuarial loss	13	26	17
Net periodic benefit expense	$55	$63	$62

	Other Postretirement Plans
$ in millions	2019	2018	2017
Service cost, benefits earned during the period	$1	$1	$1
Interest cost on projected benefit obligation	2	3	3
Net amortization of prior service credit	—	(1)	(16)
Net periodic benefit expense (income)	$3	$3	$(12)

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
The Firm has unfunded postretirement benefit plans that provide health care and life insurance for eligible U.S. retirees and health care insurance for their dependents.

December 2019 Form 10-K	138

Notes to Consolidated Financial Statements

Rollforward of Pre-tax AOCI

	Pension Plans
$ in millions	2019	2018	2017
Beginning balance	$(779)	$(947)	$(761)
Net gain (loss)	(112)	158	(205)
Prior service credit (cost)	—	(15)	2
Amortization of prior service cost (credit)	1	(1)	—
Amortization of net loss	13	26	17
Changes recognized in OCI	(98)	168	(186)
Ending balance	$(877)	$(779)	$(947)

	Other Postretirement Plans
$ in millions	2019	2018	2017
Beginning balance	$13	$1	$17
Net gain	13	13	—
Amortization of prior service credit	—	(1)	(16)
Changes recognized in OCI	13	12	(16)
Ending balance	$26	$13	$1

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
Weighted Average Assumptions Used to Determine Net Periodic Benefit Expense (Income)

	Pension Plans
	2019	2018	2017
Discount rate	4.01%	3.46%	4.01%
Expected long-term rate of return on plan assets	3.52%	3.50%	3.52%
Rate of future compensation increases	3.34%	3.38%	3.10%
	Other Postretirement Plans
	2019	2018	2017
Discount rate	4.07%	3.44%	4.01%

The accounting for pension and other postretirement plans involves certain assumptions and estimates. The expected long-term rate of return for the U.S. Qualified Plan was estimated by computing a weighted average of the underlying long-term expected returns based on the investment managers’ target allocations.

Benefit Obligation and Funded Status
Rollforward of the Benefit Obligation and Fair Value of Plan Assets

	Pension Plans		Other Post-retirement Plans
$ in millions	2019	2018	2019	2018
Rollforward of benefit obligation
Benefit obligation at beginning of year	$3,563	$3,966	$71	$86
Service cost	16	16	1	1
Interest cost	139	134	2	3
Actuarial loss (gain)[1]	497	(340)	(13)	(13)
Plan amendments	—	15	—	—
Plan settlements	(9)	(11)	—	—
Benefits paid	(191)	(195)	(5)	(6)
Other[2]	11	(22)	—	—
Benefit obligation at end of year	$4,026	$3,563	$56	$71
Rollforward of fair value of plan assets
Fair value of plan assets at beginning of year	$3,203	$3,468	$—	$—
Actual return on plan assets	499	(69)	—	—
Employer contributions	36	34	5	6
Benefits paid	(191)	(195)	(5)	(6)
Plan settlements	(9)	(11)	—	—
Other[2]	15	(24)	—	—
Fair value of plan assets at end of year	$3,553	$3,203	$—	$—
Funded (unfunded) status	$(473)	$(360)	$(56)	$(71)
Amounts recognized in the balance sheets
Assets	$98	$151	$—	$—
Liabilities	(571)	(511)	(56)	(71)
Net amount recognized	$(473)	$(360)	$(56)	$(71)

1.	Primarily reflects the impact of year-over-year discount rate fluctuations.

2.	Includes foreign currency exchange rate changes.
Accumulated Benefit Obligation

$ in millions	At December 31, 2019	At December 31, 2018
Pension plans	$4,013	$3,546

Pension Plans with Benefit Obligations in Excess of the Fair Value of Plan Assets

$ in millions	At December 31, 2019	At December 31, 2018
Projected benefit obligation	$637	$575
Accumulated benefit obligation	624	559
Fair value of plan assets	66	64

The pension plans included in the table above may differ based on their funding status as of December 31st of each year.

139	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Weighted Average Assumptions Used to Determine Benefit Obligation

	Pension Plans		Other Postretirement Plans
	At December 31, 2019	At December 31, 2018	At December 31, 2019	At December 31, 2018
Discount rate	3.08%	4.01%	3.11%	4.07%
Rate of future compensation increase	3.28%	3.34%	N/A	N/A

The discount rates used to determine the benefit obligation for the U.S. pension and postretirement plans were selected by the Firm, in consultation with its independent actuary, using a pension discount yield curve based on the characteristics of the plans, each determined independently. The pension discount yield curve represents spot discount yields based on duration implicit in a representative broad-based Aa-rated corporate bond universe of high-quality fixed income investments. For all non-U.S. pension plans, the Firm set the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices.
Assumed Health Care Cost Trend Rates Used to Determine the U.S. Postretirement Benefit Obligation

	At December 31, 2019	At December 31, 2018
Health care cost trend rate assumed for next year
Medical	5.48%	5.66%
Prescription	8.00%	7.66%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.41%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2038

Plan Assets
Fair Value of Plan Assets

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents[1]	$3	$—	$—	$3
U.S. government and agency securities:
U.S. Treasury securities	2,658	—	—	2,658
U.S. agency securities	—	292	—	292
Total U.S. government and agency securities	2,658	292	—	2,950
Corporate and other debt—CDO	—	9	—	9
Other investments	—	—	53	53
Other receivables[1]	—	48	—	48
Total	$2,661	$349	$53	$3,063
Assets Measured at NAV
Commingled trust funds:
Money market				137
Foreign funds:
Fixed income				136
Liquidity				30
Targeted cash flow				240
Total				$543
Liabilities
Derivative contracts	—	(1)	—	(1)
Other payables[1]	—	(52)	—	(52)
Total liabilities	$—	$(53)	$—	$(53)
Fair value of plan assets				$3,553

	At December 31, 2018
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents[1]	$3	$—	$—	$3
U.S. government and agency securities:
U.S. Treasury securities	2,197	—	—	2,197
U.S. agency securities	—	317	—	317
Total U.S. government and agency securities	2,197	317	—	2,514
Corporate and other debt—CDO	—	11	—	11
Derivative contracts	—	22	—	22
Other investments	—	—	48	48
Total	$2,200	$350	$48	$2,598
Assets Measured at NAV
Commingled trust funds:
Money market				252
Foreign funds:
Fixed income				134
Liquidity				12
Targeted cash flow				207
Total				$605
Fair value of plan assets				$3,203

1.	Cash and cash equivalents, other receivables and other payables are valued at their carrying value, which approximates fair value.

December 2019 Form 10-K	140

Notes to Consolidated Financial Statements

Rollforward of Level 3 Plan Assets

$ in millions	2019	2018
Balance at beginning of period	$48	$47
Actual return on plan assets related to assets held at end of period	3	—
Purchases, sales, other settlements and issuances, net	2	1
Balance at end of period	$53	$48

There were no transfers between levels during 2019 and 2018.
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
Plan assets are measured at fair value using valuation techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Notes 2 and 3. OTC derivative contracts consist of investments in interest rate swaps and total return swaps. Other investments consist of pledged insurance annuity contracts held by non-U.S.-based plans. The pledged insurance annuity contracts are valued based on the premium reserve of the insurer for a guarantee that the insurer has given to the employee benefit plan that approximates fair value. The pledged insurance annuity contracts are categorized in Level 3 of the fair value hierarchy.
Commingled trust funds are privately offered funds regulated, supervised and subject to periodic examination by a U.S. federal or state agency and available to institutional clients. The trust must be maintained for the collective investment or reinvestment of assets contributed to it from U.S. tax-qualified employee benefit plans maintained by more than one employer or controlled group of corporations. The sponsor of the commingled trust funds values the funds based on the fair value of the underlying securities. Commingled trust funds are redeemable at NAV at the measurement date or in the near future.
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
Expected Contributions
The Firm’s policy is to fund at least the amount sufficient to meet minimum funding requirements under applicable employee benefit and tax laws. At December 31, 2019, the Firm expected to contribute approximately $50 million to its pension and postretirement benefit plans in 2020 based upon the plans’ current funded status and expected asset return assumptions for 2020.
Expected Future Benefit Payments

	At December 31, 2019
$ in millions	Pension Plans	Other Postretirement Plans
2020	149	4
2021	151	4
2022	153	5
2023	159	5
2024	163	5
2025-2029	911	18

Morgan Stanley 401(k) Plan

$ in millions	2019	2018	2017
Expense	$280	$272	$258

U.S. employees meeting certain eligibility requirements may participate in the Morgan Stanley 401(k) Plan. Eligible employees receive discretionary 401(k) matching cash contributions as determined annually by the Firm. For 2019, 2018 and 2017, the Firm matched employee contributions up to 4% of eligible pay, up to the IRS limit. Matching contributions were invested among available funds according to each participant’s investment direction on file. Eligible employees with eligible pay less than or equal to $100,000 also received a fixed contribution under the 401(k) Plan equal to 2% of eligible pay. Transition contributions relating to acquired entities or frozen employee benefit plans are allocated to certain eligible

141	December 2019 Form 10-K

Notes to Consolidated Financial Statements

employees. The Firm match, fixed contribution and transition contribution are included in the Firm’s 401(k) expense.
Non-U.S. Defined Contribution Pension Plans

$ in millions	2019	2018	2017
Expense	$121	$116	$106

The Firm maintains separate defined contribution pension plans that cover eligible employees of certain non-U.S. subsidiaries. Under such plans, benefits are generally determined based on a fixed rate of base salary with certain vesting requirements.
20. Income Taxes
Provision for (Benefit from) Income Taxes
Components of Provision for (Benefit from) Income Taxes

$ in millions	2019	2018	2017
Current
U.S.:
Federal	$873	$686	$476
State and local	260	207	125
Non-U.S.:
U.K.	166	328	401
Japan	177	268	56
Hong Kong	82	94	48
Other[1]	341	318	308
Total	$1,899	$1,901	$1,414

Deferred
U.S.:
Federal	$185	$330	$2,656
State and local	46	56	84
Non-U.S.:
U.K.	5	54	18
Japan	11	(10)	(17)
Hong Kong	—	(3)	(2)
Other[1]	(82)	22	15
Total	$165	$449	$2,754
Provision for income taxes from continuing operations	$2,064	$2,350	$4,168
Provision for (benefit from) income taxes from discontinued operations	$—	$(1)	$(7)

1.	Other Non-U.S. tax provisions for 2019, 2018 and 2017 primarily include Brazil, India and Canada.

Effective Income Tax Rate
Reconciliation of the U.S. Federal Statutory Income Tax Rate to the Effective Income Tax Rate

	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2.2	2.0	1.4
Domestic tax credits	(1.5)	(0.9)	(1.6)
Tax exempt income	(0.1)	(0.4)	(0.1)
Non-U.S. earnings	(0.8)	1.3	(5.0)
Tax Act enactment	—	—	11.5
Employee share-based awards	(1.1)	(1.5)	(1.5)
Other	(1.4)	(0.6)	0.4
Effective income tax rate	18.3%	20.9%	40.1%

The Firm’s effective tax rates for 2019 and 2018 include intermittent net discrete tax benefits of $348 million and $203 million, respectively, primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to multi-jurisdiction tax examinations.
The Firm’s effective tax rate from continuing operations for 2017 included an intermittent net discrete tax provision of $968 million, which included an approximate $1.2 billion provision primarily related to the remeasurement of certain net deferred tax assets as a result of the Tax Act, partially offset by $233 million of net discrete tax benefits primarily associated with the remeasurement of reserves and related interest due to new information regarding the status of multi-year IRS tax examinations.
The Tax Act, enacted on December 22, 2017, significantly revised U.S. corporate income tax law by reducing the corporate income tax rate to 21%, partially or wholly eliminating tax deductions for certain expenses and implementing a modified territorial tax system. The modified territorial tax system included a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries and also imposes a minimum tax on GILTI and an alternative BEAT on U.S. corporations with operations outside the U.S.

December 2019 Form 10-K	142

Notes to Consolidated Financial Statements

Deferred Tax Assets and Liabilities

$ in millions	At December 31, 2019	At December 31, 2018
Gross deferred tax assets
Net operating loss and tax credit carryforwards	$287	$264
Employee compensation and benefit plans	2,075	2,053
Valuation and liability allowances	318	318
Valuation of inventory, investments and receivables	368	242
Total deferred tax assets	3,048	2,877
Deferred tax assets valuation allowance	156	143
Deferred tax assets after valuation allowance	$2,892	$2,734
Gross deferred tax liabilities
Fixed assets	983	825
Other	411	236
Total deferred tax liabilities	$1,394	$1,061
Net deferred tax assets	$1,498	$1,673

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.
The Firm believes the recognized net deferred tax assets (after valuation allowance) at December 31, 2019 are more likely than not to be realized based on expectations as to future taxable income in the jurisdictions in which it operates.
The earnings of certain foreign subsidiaries are indefinitely reinvested due to regulatory and other capital requirements in foreign jurisdictions. As a result of the Tax Act’s one-time transition tax on the earnings of foreign subsidiaries and an annual minimum tax on GILTI, as of December 31, 2019 the unrecognized deferred tax liability attributable to indefinitely reinvested earnings is immaterial.
Unrecognized Tax Benefits
Rollforward of Unrecognized Tax Benefits

$ in millions	2019	2018	2017
Balance at beginning of period	$1,080	$1,594	$1,851
Increase based on tax positions related to the current period	57	83	63
Increase based on tax positions related to prior periods	61	34	170
Decrease based on tax positions related to prior periods	(419)	(404)	(312)
Decreases related to settlements with taxing authorities	(17)	(139)	(155)
Decreases related to lapse of statute of limitations	(7)	(88)	(23)
Balance at end of period	$755	$1,080	$1,594
Net unrecognized tax benefits[1]	$549	$746	$873

1.
Represent ending unrecognized tax benefits adjusted for the impact of the federal benefit of state issues, competent authority arrangements and foreign tax credit offsets. If recognized, these net benefits would favorably impact the effective tax rate in future periods.

Interest Expense (Benefit), Net of Federal and State Income Tax Benefits

$ in millions	2019	2018	2017
Recognized in income statements	$8	$(40)	$(3)
Accrued at end of period	92	91	147

Interest and penalties related to unrecognized tax benefits are recognized as a component of the provision for income taxes. Penalties related to unrecognized tax benefits for the years mentioned above were immaterial.
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
The Firm believes that the resolution of the above tax examinations will not have a material effect on the annual financial statements, although a resolution could have a material impact in the income statements and on the effective tax rate for any period in which such resolutions occur.
See Note 13 regarding the Dutch Tax Authority’s challenge, in the District Court in Amsterdam (matters styled Case number 15/3637 and Case number 15/4353), of the Firm’s entitlement to certain withholding tax credits, which may impact the balance of unrecognized tax benefits.
It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur within the next 12 months. At this time, however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on the Firm’s effective tax rate over the next 12 months.
Earliest Tax Year Subject to Examination in Major Tax Jurisdictions

Jurisdiction	Tax Year
U.S.	2013
New York State and New York City	2007
Hong Kong	2013
U.K.	2011
Japan	2015

143	December 2019 Form 10-K

Notes to Consolidated Financial Statements

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
Selected Financial Information by Business Segment

	2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$5,734	$509	$—	$(80)	$6,163
Trading	10,318	734	(8)	51	11,095
Investments	325	2	1,213	—	1,540
Commissions and fees[1]	2,484	1,726	1	(292)	3,919
Asset management[1]	413	10,199	2,629	(158)	13,083
Other	632	345	(46)	(6)	925
Total non-interest revenues	19,906	13,515	3,789	(485)	36,725
Interest income	12,193	5,467	20	(582)	17,098
Interest expense	11,713	1,245	46	(600)	12,404
Net interest	480	4,222	(26)	18	4,694
Net revenues	$20,386	$17,737	$3,763	$(467)	$41,419
Income from continuing operations before income taxes	$5,490	$4,832	$985	$(6)	$11,301
Provision for income taxes	769	1,104	193	(2)	2,064
Income from continuing operations	4,721	3,728	792	(4)	9,237
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—
Net income	4,721	3,728	792	(4)	9,237
Net income applicable to noncontrolling interests	122	—	73	—	195
Net income applicable to Morgan Stanley	$4,599	$3,728	$719	$(4)	$9,042

	2018
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$6,088	$475	$—	$(81)	$6,482
Trading	11,191	279	25	56	11,551
Investments	182	1	254	—	437
Commissions and fees[1]	2,671	1,804	—	(285)	4,190
Asset management[1]	421	10,158	2,468	(149)	12,898
Other	535	248	(30)	(10)	743
Total non-interest revenues	21,088	12,965	2,717	(469)	36,301
Interest income	9,271	5,498	57	(934)	13,892
Interest expense	9,777	1,221	28	(940)	10,086
Net interest	(506)	4,277	29	6	3,806
Net revenues	$20,582	$17,242	$2,746	$(463)	$40,107
Income from continuing operations before income taxes	$6,260	$4,521	$464	$(8)	$11,237
Provision for income taxes	1,230	1,049	73	(2)	2,350
Income from continuing operations	5,030	3,472	391	(6)	8,887
Income (loss) from discontinued operations, net of income taxes	(6)	—	2	—	(4)
Net income	5,024	3,472	393	(6)	8,883
Net income applicable to noncontrolling interests	118	—	17	—	135
Net income applicable to Morgan Stanley	$4,906	$3,472	$376	$(6)	$8,748

	2017
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$5,537	$533	$—	$(67)	$6,003
Trading	10,295	848	(22)	(5)	11,116
Investments	368	3	449	—	820
Commissions and fees	2,433	1,737	—	(109)	4,061
Asset management	359	9,342	2,196	(100)	11,797
Other	630	268	(37)	(13)	848
Total non-interest revenues	19,622	12,731	2,586	(294)	34,645
Interest income	5,377	4,591	4	(975)	8,997
Interest expense	6,186	486	4	(979)	5,697
Net interest	(809)	4,105	—	4	3,300
Net revenues	$18,813	$16,836	$2,586	$(290)	$37,945
Income from continuing operations before income taxes	$5,644	$4,299	$456	$4	$10,403
Provision for income taxes	1,993	1,974	201	—	4,168
Income from continuing operations	3,651	2,325	255	4	6,235
Income (loss) from discontinued operations, net of income taxes	(19)	—	—	—	(19)
Net income	3,632	2,325	255	4	6,216
Net income applicable to noncontrolling interests	96	—	9	—	105
Net income applicable to Morgan Stanley	$3,536	$2,325	$246	$4	$6,111
I/E–Intersegment Eliminations

1.	Substantially all of the of revenues for these line items are recognized under the Revenues from Contracts with Customers accounting update.

December 2019 Form 10-K	144

Notes to Consolidated Financial Statements

Detail of Investment Banking Revenues

$ in millions	2019	2018	2017
Institutional Securities—Advisory	$2,116	$2,436	$2,077
Institutional Securities—Underwriting	3,618	3,652	3,460
Firm Investment banking revenues from contracts with customers[1]	90%	86%	N/A

1.	Represents the approximate amount of Investment banking revenues accounted for under this accounting update.
Trading Revenues by Product Type

$ in millions	2019	2018	2017
Interest rate	$2,773	$2,696	$2,091
Foreign exchange	395	914	647
Equity security and index[1]	5,246	6,157	6,291
Commodity and other	1,438	1,174	740
Credit	1,243	610	1,347
Total	$11,095	$11,551	$11,116

1.	Dividend income is included within equity security and index contracts.
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At December 31, 2019	At December 31, 2018
Net cumulative unrealized performance-based fees at risk of reversing	$774	$434

The Firm’s portion of net cumulative unrealized performance-based fees in the form of carried interest (for which the Firm is not obligated to pay compensation) are at risk of reversing when the return in certain funds falls below specified performance targets. See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

$ in millions	2019	2018	2017
Fee waivers	$43	$56	$86

The Firm waives a portion of its fees in the Investment Management business segment from certain registered money market funds that comply with the requirements of Rule 2a-7 of the Investment Company Act of 1940.

Certain Other Fee Waivers
Separately, the Firm’s employees, including its senior officers, may participate on the same terms and conditions as other investors in certain funds that the Firm sponsors primarily for client investment, and the Firm may waive or lower applicable fees and charges for its employees.
Income from Continuing Operations before Income Tax Expense (Benefit)

$ in millions	2019	2018	2017
U.S.	$9,464	$7,804	$5,686
Non-U.S.[1]	1,837	3,433	4,717
Total	$11,301	$11,237	$10,403

1.	Non-U.S. income is defined as income generated from operations located outside the U.S.
Net Discrete Tax Provisions (Benefits) by Segment

$ in millions	IS	WM	IM	Total
2019
Intermittent net discrete tax provision (benefit)	$(317)	$(13)	$(18)	$(348)
Recurring:
Employee share-based awards[1]	(83)	(37)	(7)	(127)
Total	$(400)	$(50)	$(25)	$(475)
2018
Intermittent net discrete tax provision (benefit)	$(182)	$—	$(21)	$(203)
Recurring:
Employee share-based awards[1]	(104)	(50)	(11)	(165)
Total	$(286)	$(50)	$(32)	$(368)
2017
Intermittent:
Tax Act enactment[2]	$705	$402	$94	$1,201
Remeasurement of reserves and related interest	(168)	—	—	(168)
Other	(66)	9	(8)	(65)
Total intermittent net discrete tax provision (benefit)	$471	$411	$86	$968
Recurring:
Employee share-based awards[1]	(93)	(54)	(8)	(155)
Total	$378	$357	$78	$813

1.	We consider these employee share-based award related provisions (benefits) to be recurring-type (“Recurring”) discrete tax items, as we anticipate some level of conversion activity each year.

2.	For further discussion on the Tax Act, see Note 20.
Net Revenues by Region

$ in millions	2019	2018	2017
Americas	$30,226	$29,301	$27,817
EMEA	6,061	6,092	5,714
Asia	5,132	4,714	4,414
Total	$41,419	$40,107	$37,945

The Firm operates in both U.S. and non-U.S. markets. The Firm’s non-U.S. business activities are principally conducted and managed through EMEA and Asia locations. The net revenues disclosed in the following table reflect the regional

145	December 2019 Form 10-K

Notes to Consolidated Financial Statements

view of the Firm’s consolidated net revenues on a managed basis, based on the following methodology:
Institutional Securities: client location for advisory and equity underwriting, revenue recording location for debt underwriting, trading desk location for sales and trading.
Wealth Management: representatives operate in the Americas.
Investment Management: client location, except certain closed-end funds, which are based on asset location.
Revenue Recognized from Prior Services

$ in millions	2019	2018
Non-interest revenues	$2,705	$2,821

The previous table includes revenue from contracts with customers recognized where some or all services were performed in prior periods and is primarily composed of investment banking advisory fees and distribution fees.
Receivables from Contracts with Customers

$ in millions	At December 31, 2019	At December 31, 2018
Customer and other receivables	$2,916	$2,308

Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and has the right per the contract to bill the customer.
Assets by Business Segment

$ in millions	At December 31, 2019	At December 31, 2018
Institutional Securities	$691,201	$646,427
Wealth Management	197,682	202,392
Investment Management	6,546	4,712
Total[1]	$895,429	$853,531

1. Parent assets have been fully allocated to the business segments.
Total Assets by Region

$ in millions	At December 31, 2019	At December 31, 2018
Americas	$622,979	$576,532
EMEA	185,093	200,194
Asia	87,357	76,805
Total	$895,429	$853,531

22. Parent Company
Parent Company Only—Condensed Income Statements and Comprehensive Income Statements

$ in millions	2019	2018	2017
Revenues
Dividends from subsidiaries[1]	$5,529	$4,973	$2,567
Trading	(54)	54	(260)
Other	80	(5)	64
Total non-interest revenues	5,555	5,022	2,371
Interest income	5,121	5,172	3,783
Interest expense	4,661	4,816	4,079
Net interest	460	356	(296)
Net revenues	6,015	5,378	2,075
Non-interest expenses	300	225	240
Income before income taxes	5,715	5,153	1,835
Provision for (benefit from) income taxes	(73)	22	(206)
Net income before undistributed gain of subsidiaries	5,788	5,131	2,041
Undistributed gain of subsidiaries	3,254	3,617	4,070
Net income	9,042	8,748	6,111
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8)	(114)	219
Change in net unrealized gains (losses) on available-for-sale securities	1,137	(272)	41
Pensions, postretirement and other	(66)	137	(117)
Change in net debt valuation adjustment	(1,559)	1,454	(560)
Comprehensive income	$8,546	$9,953	$5,694
Net income	$9,042	$8,748	$6,111
Preferred stock dividends and other	530	526	523
Earnings applicable to Morgan Stanley common shareholders	$8,512	$8,222	$5,588

1.	In 2019 and 2018, the Parent Company recorded approximately $4 billion and $3 billion, respectively, of dividends from bank subsidiaries.

December 2019 Form 10-K	146

Notes to Consolidated Financial Statements

Parent Company Only—Condensed Balance Sheets

$ in millions, except share data	At December 31, 2019	At December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$9	$6
Deposits with bank subsidiaries	8,001	7,476
Trading assets at fair value	5,747	10,039
Investment securities (includes $19,824 and $15,500 at fair value and $4,606 and $— were pledged to various parties)	37,253	22,588
Securities purchased under agreement to resell with affiliates	10,114	25,535
Advances to subsidiaries:
Bank and BHC	27,667	30,954
Non-bank	104,345	97,405
Equity investments in subsidiaries:
Bank and BHC	36,093	42,848
Non-bank	43,667	32,418
Other assets	244	1,244
Total assets	$273,140	$270,513
Liabilities
Trading liabilities at fair value	$1,130	$276
Securities sold under agreements to repurchase with affiliates	4,631	—
Payables to and advances from subsidiaries	35,470	30,861
Other liabilities and accrued expenses	2,153	2,548
Borrowings (includes $20,461 and $18,599 at fair value)	148,207	156,582
Total liabilities	191,591	190,267
Commitments and contingent liabilities (see Note 13)
Equity
Preferred stock	8,520	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,593,973,680 and 1,699,828,943	20	20
Additional paid-in capital	23,935	23,794
Retained earnings	70,589	64,175
Employee stock trusts	2,918	2,836
Accumulated other comprehensive income (loss)	(2,788)	(2,292)
Common stock held in treasury at cost, $0.01 par value (444,920,299 and 339,065,036 shares)	(18,727)	(13,971)
Common stock issued to employee stock trusts	(2,918)	(2,836)
Total shareholders’ equity	81,549	80,246
Total liabilities and equity	$273,140	$270,513

Parent Company Only—Condensed Cash Flow Statements

$ in millions	2019	2018	2017
Net cash provided by (used for) operating activities	$24,175	$(1,136)	$3,747
Cash flows from investing activities
Proceeds from (payments for):
Investment securities:
Purchases	(22,408)	(8,155)	(5,263)
Proceeds from sales	4,671	1,252	3,620
Proceeds from paydowns and maturities	3,157	3,729	1,038
Securities purchased under agreements to resell with affiliates	15,422	13,057	19,314
Securities sold under agreements to repurchase with affiliates	4,631	(8,753)	8,753
Advances to and investments in subsidiaries	(9,210)	11,841	(35,686)
Net cash provided by (used for) investing activities	(3,737)	12,971	(8,224)
Cash flows from financing activities
Proceeds from:
Issuance of preferred stock, net of issuance costs	497	—	994
Issuance of Borrowings	8,337	14,918	36,833
Payments for:
Borrowings	(24,282)	(21,418)	(24,668)
Repurchases of common stock and employee tax withholdings	(5,954)	(5,566)	(4,292)
Cash dividends	(2,627)	(2,375)	(2,085)
Net change in advances from subsidiaries	4,378	2,122	1,861
Other financing activities	12	—	26
Net cash provided by (used for) financing activities	(19,639)	(12,319)	8,669
Effect of exchange rate changes on cash and cash equivalents	(271)	(166)	221
Net increase (decrease) in cash and cash equivalents	528	(650)	4,413
Cash and cash equivalents, at beginning of period	7,482	8,132	3,719
Cash and cash equivalents, at end of period	$8,010	$7,482	$8,132
Cash and cash equivalents:
Cash and due from banks	$9	$6	$11
Deposits with bank subsidiaries	8,001	7,476	8,120
Restricted cash	—	—	1
Cash and cash equivalents, at end of period	$8,010	$7,482	$8,132
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$4,677	$4,798	$3,570
Income taxes, net of refunds[1]	1,186	437	201

1.Represents total payments, net of refunds, made to various tax authorities and includes taxes paid on behalf of certain subsidiaries that are subsequently settled between the Parent Company and these subsidiaries. The settlements received from subsidiaries were $1.6 billion, $1.6 billion and $1.5 billion for 2019, 2018 and 2017, respectively.

On November 25, 2019, the Parent Company issued $500 million of Series L Preferred Stock and on January 15, 2020, the Parent Company redeemed in whole its outstanding Series G Preferred Stock. For further information on preferred stock, see Note 16.

147	December 2019 Form 10-K

Notes to Consolidated Financial Statements

Parent Company’s Borrowings with Original Maturities Greater than One Year

$ in millions	At December 31, 2019	At December 31, 2018
Senior	$137,138	$146,492
Subordinated	10,570	10,090
Total	$147,708	$156,582

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

Guarantees of Debt Instruments and Warrants Issued by Subsidiaries

$ in millions	At December 31, 2019	At December 31, 2018
Aggregate balance	$32,996	$24,286
Guarantees under Subsidiary Lease Obligations

$ in millions	At December 31, 2019	At December 31, 2018
Aggregate balance[1]	$925	$1,003

1.	Amounts primarily relate to the U.K.
Finance Subsidiary
The Parent Company fully and unconditionally guarantees the securities issued by Morgan Stanley Finance LLC, a wholly owned finance subsidiary.
Resolution and Recovery Planning
As indicated in the Firm’s 2019 resolution plan submitted to the Federal Reserve and the FDIC, the Parent Company has amended and restated its support agreement with its material entities (including its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”) and certain other subsidiaries, as defined in the Firm’s 2019 resolution plan. Under the secured amended and restated support agreement, in the event of a resolution scenario, the Parent Company would be obligated to contribute all of its material assets that can be contributed under the terms of the amended and restated support agreement (other than shares in subsidiaries of the Parent Company and certain other assets) (“Contributable Assets”), to the material entities and/or the Funding IHC. The Funding IHC would be obligated  to provide capital and liquidity, as applicable, to the material entities.

December 2019 Form 10-K	148

Notes to Consolidated Financial Statements

23. Quarterly Results (Unaudited)

	2019 Quarter
$ in millions, except per share data	First	Second	Third	Fourth[1,2,3]
Total non-interest revenues	$9,272	$9,215	$8,814	$9,424
Net interest	1,014	1,029	1,218	1,433
Net revenues	10,286	10,244	10,032	10,857
Total non-interest expenses	7,331	7,341	7,322	8,124
Income from continuing operations before income taxes	2,955	2,903	2,710	2,733
Provision for income taxes	487	657	492	428
Income from continuing operations	2,468	2,246	2,218	2,305
Net income	2,468	2,246	2,218	2,305
Net income applicable to noncontrolling interests	39	45	45	66
Net income applicable to Morgan Stanley	$2,429	$2,201	$2,173	$2,239
Preferred stock dividends and other	93	170	113	154
Earnings applicable to Morgan Stanley common shareholders	$2,336	$2,031	$2,060	$2,085
Earnings (loss) per basic common share[4]:
Income from continuing operations	$1.41	$1.24	$1.28	$1.33
Earnings per basic common share	$1.41	$1.24	$1.28	$1.33
Earnings (loss) per diluted common share[4]:
Income from continuing operations	$1.39	$1.23	$1.27	$1.30
Earnings per diluted common share	$1.39	$1.23	$1.27	$1.30
Dividends declared per common share	$0.30	$0.30	$0.35	$0.35
Book value per common share	$42.83	$44.13	$45.49	$45.82

	2018 Quarter
$ in millions, except per share data	First	Second	Third	Fourth[1,2]
Total non-interest revenues	$10,102	$9,704	$8,936	$7,559
Net interest	975	906	936	989
Net revenues	11,077	10,610	9,872	8,548
Total non-interest expenses	7,657	7,501	7,021	6,691
Income from continuing operations before income taxes	3,420	3,109	2,851	1,857
Provision for income taxes	714	640	696	300
Income from continuing operations	2,706	2,469	2,155	1,557
Income (loss) from discontinued operations	(2)	(2)	(1)	1
Net income	2,704	2,467	2,154	1,558
Net income applicable to noncontrolling interests	36	30	42	27
Net income applicable to Morgan Stanley	$2,668	$2,437	$2,112	$1,531
Preferred stock dividends	93	170	93	170
Earnings applicable to Morgan Stanley common shareholders	$2,575	$2,267	$2,019	$1,361
Earnings (loss) per basic common share[4]:
Income from continuing operations	$1.48	$1.32	$1.19	$0.81
Income (loss) from discontinued operations	—	—	—	—
Earnings per basic common share	$1.48	$1.32	$1.19	$0.81
Earnings (loss) per diluted common share[4]:
Income from continuing operations	$1.46	$1.30	$1.17	$0.80
Income (loss) from discontinued operations	(0.01)	—	—	—
Earnings per diluted common share	$1.45	$1.30	$1.17	$0.80
Dividends declared per common share	$0.25	$0.25	$0.30	$0.30
Book value per common share	$39.19	$40.34	$40.67	$42.20

1.
The fourth quarters of 2019 and 2018 included intermittent net discrete tax benefits of $158 million and $111 million, respectively, primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations.

2.
Total non-interest revenues includes impairments of the Investment Management business segment’s interests in two distinct equity method investments in third-party asset managers of $41 million in 2019 and $46 million in 2018.

3.
The fourth quarter of 2019 included specific severance-related costs of approximately $172 million, which are included in Compensation and benefits expenses in the Income statement. These costs were recorded in the business segments approximately as follows: Institutional Securities $124 million, Wealth Management $37 million and Investment Management $11 million.

4.	The sum of the quarters’ earnings per common share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

149	December 2019 Form 10-K

Notes to Consolidated Financial Statements

24. Subsequent Event
On February 20, 2020, the Firm entered into a definitive agreement under which it will acquire E*TRADE Financial Corporation (“E*TRADE”) in an all-stock transaction currently valued at approximately $13 billion, based on the closing price of the Firm’s common stock and the number of E*TRADE's fully diluted shares outstanding on February 19, 2020. Under the terms of the agreement, E*TRADE common stockholders will receive 1.0432 Morgan Stanley common shares for each E*TRADE common share. The acquisition is subject to customary closing conditions, including regulatory approvals and approval by E*TRADE shareholders, and is expected to close in the fourth quarter of 2020.

December 2019 Form 10-K	150

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	2019			2018
$ in millions	Average Daily Balance	Interest	Average Rate	Average Daily Balance	Interest	Average Rate
Interest earning assets
Investment securities[1]	$101,696	$2,175	2.1%	$81,977	$1,744	2.1%
Loans[1]	121,002	4,783	4.0	109,681	4,249	3.9
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	142,089	3,378	2.4	134,223	2,262	1.7
Non-U.S.	76,577	107	0.1	86,430	(286)	(0.3)
Trading assets, net of Trading liabilities[3]:
U.S.	77,481	2,531	3.3	57,780	2,144	3.7
Non-U.S.	14,654	368	2.5	9,014	248	2.8
Customer receivables and Other[4]:
U.S.	61,501	2,697	4.4	73,695	2,592	3.5
Non-U.S.	58,601	1,059	1.8	54,396	939	1.7
Total	$653,601	$17,098	2.6%	$607,196	$13,892	2.3%
Interest bearing liabilities
Deposits[1]	$180,116	$1,885	1.0%	$169,226	$1,255	0.7%
Borrowings[1,5]	192,770	5,052	2.6	191,692	5,031	2.6
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	32,437	1,916	5.9	24,426	1,408	5.8
Non-U.S.	31,808	693	2.2	37,319	490	1.3
Customer payables and Other[7]:
U.S.	118,775	1,792	1.5	120,228	1,061	0.9
Non-U.S.	65,196	1,066	1.6	70,855	841	1.2
Total	$621,102	$12,404	2.0%	$613,746	$10,086	1.6%
Net interest income and net interest rate spread		$4,694	0.6%		$3,806	0.7%

Effect of Volume and Rate Changes on Net Interest Income

	2019 versus 2018
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Investment securities[1]	$420	$11	$431
Loans[1]	439	95	534
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	133	983	1,116
Non-U.S.	33	360	393
Trading assets, net of Trading liabilities[3]:
U.S.	731	(344)	387
Non-U.S.	155	(35)	120
Customer receivables and Other[4]:
U.S.	(429)	534	105
Non-U.S.	73	47	120
Change in interest income	$1,555	$1,651	$3,206
Interest bearing liabilities
Deposits[1]	$81	$549	$630
Borrowings[1,5]	28	(7)	21
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	462	46	508
Non-U.S.	(72)	275	203
Customer payables and Other[7]:
U.S.	(13)	744	731
Non-U.S.	(67)	292	225
Change in interest expense	$419	$1,899	$2,318
Change in net interest income	$1,136	$(248)	$888

151	December 2019 Form 10-K

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	2017
$ in millions	Average Daily Balance	Interest	Average Rate
Interest earning assets
Investment securities[1]	$76,746	$1,334	1.7%
Loans[1]	98,727	3,298	3.3
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	125,453	606	0.5
Non-U.S.	95,478	(437)	(0.5)
Trading assets, net of Trading liabilities[3]:
U.S.	59,335	1,876	3.2
Non-U.S.	4,326	153	3.5
Customer receivables and Other[4]:
U.S.	72,440	1,614	2.2
Non-U.S.	40,179	553	1.4
Total	$572,684	$8,997	1.6%
Interest bearing liabilities
Deposits[1]	$151,442	$187	0.1%
Borrowings[1,5]	184,453	4,285	2.3
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	30,866	900	2.9
Non-U.S.	39,396	337	0.9
Customer payables and Other[7]:
U.S.	128,274	(213)	(0.2)
Non-U.S.	65,496	201	0.3
Total	$599,927	$5,697	0.9%
Net interest income and net interest rate spread		$3,300	0.7%

Effect of Volume and Rate Changes on Net Interest Income

	2018 versus 2017
	Increase (Decrease) Due to Change in:
$ in millions	Volume	Rate	Net Change
Interest earning assets
Investment securities[1]	$91	$319	$410
Loans[1]	366	585	951
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	42	1,614	1,656
Non-U.S.	41	110	151
Trading assets, net of Trading liabilities[3]:
U.S.	(49)	317	268
Non-U.S.	166	(71)	95
Customer receivables and Other[4]:
U.S.	28	950	978
Non-U.S.	196	190	386
Change in interest income	$881	$4,014	$4,895
Interest bearing liabilities
Deposits[1]	$22	$1,046	$1,068
Borrowings[1,5]	168	578	746
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	(188)	696	508
Non-U.S.	(18)	171	153
Customer payables and Other[7]:
U.S.	13	1,261	1,274
Non-U.S.	16	624	640
Change in interest expense	$13	$4,376	$4,389
Change in net interest income	$868	$(362)	$506

1.	Amounts include primarily U.S. balances.

2.	Includes fees paid on Securities borrowed.

3.	Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.

4.	Includes Cash and cash equivalents.

5.	Includes structured notes, whose interest expense is considered part of its value and therefore is recorded within Trading revenues.

6.
Includes fees received on Securities loaned. The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.

7.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.
Deposits

	Average Daily Deposits
	2019		2018		2017
$ in millions	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Deposits[1]:
Savings	$144,017	0.6%	$142,753	0.4%	$144,870	0.1%
Time	36,099	2.8%	26,473	2.4%	6,572	1.6%
Total	$180,116	1.0%	$169,226	0.7%	$151,442	0.1%

1.	The Firm’s deposits were primarily held in U.S. offices.

December 2019 Form 10-K	152

Financial Data Supplement (Unaudited)

Ratios

	2019	2018	2017
Net income to average total assets	1.0%	1.0%	0.7%
ROE[1]	11.7%	11.8%	8.0%
Return on total equity[2]	11.1%	11.1%	7.8%
Dividend payout ratio[3]	25.0%	23.3%	29.3%
Total average common equity to average total assets	8.2%	8.1%	8.2%
Total average equity to average total assets	9.2%	9.1%	9.2%

1.	ROE represents Earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity.

2.	Return on total equity represents Net income applicable to Morgan Stanley as a percentage of average total equity.

3.	Dividend payout ratio represents dividends declared per common share as a percentage of earnings per diluted common share.
Securities Sold under Agreements to Repurchase and Securities Loaned

$ in millions	2019	2018	2017
Period-end balance	$62,706	$61,667	$70,016
Average balance[1]	64,245	61,745	70,262
Maximum balance at any month-end	78,327	72,161	77,063
Weighted average interest rate during the period[2]	4.1%	3.1%	1.8%
Weighted average interest rate on period-end balance[2]	4.0%	4.1%	1.5%

1.	The Firm calculated its average balances based upon daily amounts.

2.
The weighted average interest rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average or period-end balances excluding certain securities-for-securities transactions.

Cross-Border Outstandings

	At December 31, 2019
$ in millions	Banks	Governments	Non-banking Financial Institutions	Other	Total
Japan	18,282	7,146	20,376	11,565	$57,369
U.K.	6,021	11,515	15,623	10,431	43,590
Cayman Islands	12	—	24,693	5,987	30,692
France	4,454	1,927	9,447	6,363	22,191
Canada	6,794	1,205	2,606	4,163	14,768
Ireland	274	126	9,161	4,410	13,971
European Central Bank	—	11,464	—	—	11,464
China	1,451	168	1,320	7,907	10,846
Brazil	2,765	2,116	1,287	4,509	10,677
Luxembourg	82	27	7,596	1,947	9,652
Australia	2,265	2,366	2,481	2,486	9,598
Netherlands	2,149	107	2,163	4,788	9,207
Germany	1,210	838	2,444	4,471	8,963

	December 31, 2018
$ in millions	Banks	Governments	Non-banking Financial Institutions	Other	Total
Japan	$16,130	$14,974	$30,301	$9,951	$71,356
U.K.	3,978	7,683	20,168	11,083	42,912
Cayman Islands	14	—	28,164	5,342	33,520
France	3,750	1,420	17,343	6,584	29,097
Canada	6,808	2,153	2,005	2,455	13,421
Ireland	664	24	8,466	4,191	13,345
European Central Bank	—	12,008	—	—	12,008
Brazil	2,464	5,074	579	2,133	10,250
Germany	822	1,499	4,137	3,022	9,480
Luxembourg	101	291	7,139	1,289	8,820

	December 31, 2017
$ in millions	Banks	Governments	Non-banking Financial Institutions	Other	Total
Japan	$12,239	$18,103	$18,125	$10,874	$59,341
U.K.	4,870	6,741	24,731	13,992	50,334
France	3,401	900	12,781	8,445	25,527
Cayman Islands	17	1	16,041	4,999	21,058
Ireland	391	52	8,577	4,601	13,621
Germany	1,045	1,191	6,286	3,765	12,287
Canada	4,225	621	3,072	3,695	11,613
Brazil	2,761	3,470	315	3,809	10,355
China	902	1,713	940	5,852	9,407
Republic of Korea	447	2,871	1,020	4,922	9,260
Netherlands	313	982	2,446	4,377	8,118

Cross-border outstandings are based upon the FFIEC regulatory guidelines for reporting cross-border information and represent the amounts that we may not be able to obtain from a foreign country due to country-specific events, including unfavorable economic and political conditions, economic and social instability, and changes in government policies. Claims include cash, customer and other receivables, securities purchased under agreements to resell, securities borrowed and cash trading instruments, but exclude commitments. Securities purchased under agreements to resell and securities borrowed are presented based on the domicile of the counterparty, without reduction for related securities collateral held. For information on the Firm’s country risk exposure, see “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks.”
There can be substantial differences between our cross-border risk exposure and our country risk exposure. For instance, unlike the country risk exposure, our cross-border risk exposure does not include the effect of certain risk mitigants. In addition, the basis for determining the domicile of the cross-border risk exposure is different from the basis for determining the country risk exposure. Cross-border risk exposure is reported based on the country of jurisdiction for the obligor or guarantor. For country risk exposure, we consider factors in addition to that of

153	December 2019 Form 10-K

Financial Data Supplement (Unaudited)

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
The cross-border outstandings tables set forth cross-border outstandings for each country, excluding derivative exposure, in which cross-border outstandings exceed 1% of the Firm’s consolidated assets or 20% of the Firm’s total capital, whichever is less, in accordance with the FFIEC guidelines.

$ in millions	Cross-Border Exposure[1]
At December 31, 2019
Switzerland, Republic of Korea and Taiwan	$21,947
At December 31, 2018
Netherlands	$7,338
At December 31, 2017
Australia, European Central Bank, Luxembourg and India	$29,257

1.	Cross-border exposure, including derivative contracts, that exceeds 0.75% but does not exceed 1% of the Firm’s consolidated assets.

December 2019 Form 10-K	154

Glossary of Common Terms and Acronyms

2018 Form 10-K	Annual report on Form 10-K for year ended December 31, 2018 filed with the SEC

2019 Form 10-K	Annual report on Form 10-K for year ended December 31, 2019 filed with the SEC

ABS	Asset-backed securities

AFS	Available-for-sale

AML	Anti-money laundering

AOCI	Accumulated other comprehensive income (loss)

AUM	Assets under management or supervision

Balance sheets	Consolidated balance sheets

BEAT	Base erosion and anti-abuse tax

BHC	Bank holding company

bps	Basis points; one basis point equals 1/100th of 1%

Cash flow statements	Consolidated cash flow statements

CCAR	Comprehensive Capital Analysis and Review

CCyB	Countercyclical capital buffer

CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)

CDS	Credit default swaps

CECL	Current expected credit loss

CFTC	U.S. Commodity Futures Trading Commission

CLN	Credit-linked note(s)

CLO	Collateralized loan obligation(s)

CMBS	Commercial mortgage-backed securities

CMO	Collateralized mortgage obligation(s)

CVA	Credit valuation adjustment

DVA	Debt valuation adjustment

EBITDA	Earnings before interest, taxes, depreciation and amortization

ELN	Equity-linked note(s)

EMEA	Europe, Middle East and Africa

EPS	Earnings per common share

E.U.	European Union

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FFIEC	Federal Financial Institutions Examination Council

FHC	Financial Holding Company

FICC	Fixed Income Clearing Corporation

FICO	Fair Isaac Corporation

Financial statements	Consolidated financial statements

FVA	Funding valuation adjustment

GILTI	Global Intangible Low-Taxed Income

GLR	Global liquidity reserve

G-SIB	Global systemically important banks

HELOC	Home Equity Line of Credit

HQLA	High-quality liquid assets

HTM	Held-to-maturity

I/E	Intersegment eliminations

IHC	Intermediate holding company

IM	Investment Management

Income statements	Consolidated income statements

IRS	Internal Revenue Service

IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies

LIBOR	London Interbank Offered Rate

M&A	Merger, acquisition and restructuring transaction

MSBNA	Morgan Stanley Bank, N.A.

155	December 2019 Form 10-K

Glossary of Common Terms and Acronyms

MS&Co.	Morgan Stanley & Co. LLC

MSIP	Morgan Stanley & Co. International plc

MSMS	Morgan Stanley MUFG Securities Co., Ltd.

MSPBNA	Morgan Stanley Private Bank, National Association

MSSB	Morgan Stanley Smith Barney LLC

MUFG	Mitsubishi UFJ Financial Group, Inc.

MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

MWh	Megawatt hour

N/A	Not Applicable

NAV	Net asset value

N/M	Not Meaningful

Non-GAAP	Non-generally accepted accounting principles

NSFR	Net stable funding ratio, as proposed by the U.S. banking agencies

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income (loss)

OIS	Overnight index swap

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PRA	Prudential Regulation Authority

PSU	Performance-based stock unit

RMBS	Residential mortgage-backed securities

ROE	Return on average common equity

ROTCE	Return on average tangible common equity

ROU	Right-of-use

RSU	Restricted stock unit

RWA	Risk-weighted assets

SEC	U.S. Securities and Exchange Commission

SLR	Supplementary leverage ratio

SOFR	Secured Overnight Financing Rate

S&P	Standard & Poor’s

SPE	Special purpose entity

SPOE	Single point of entry

TDR	Troubled debt restructuring

TLAC	Total loss-absorbing capacity

U.K.	United Kingdom

UPB	Unpaid principal balance

U.S.	United States of America

U.S. GAAP	Accounting principles generally accepted in the United States of America

VaR	Value-at-Risk

VIE	Variable interest entity

WACC	Implied weighted average cost of capital

WM	Wealth Management

December 2019 Form 10-K	156

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
Management assessed the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on management’s assessment and those criteria, management believes that the Firm maintained effective internal control over financial reporting as of December 31, 2019.
The Firm’s independent registered public accounting firm has audited and issued a report on the Firm’s internal control over financial reporting, which appears below.

157	December 2019 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Morgan Stanley:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Morgan Stanley and subsidiaries (the “Firm”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Firm as of and for the year ended December 31, 2019 and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2020

December 2019 Form 10-K	158

Changes in Internal Control Over Financial Reporting
No change in the Firm’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Other Information
On February 26, 2020, the Firm announced that Paul C. Wirth would step down from his position as Deputy Chief Financial Officer and Controller of the Firm in May 2020. After that date, Mr. Wirth will become a Senior Advisor in the Finance Division reporting to the Chief Financial Officer.

On February 27, 2020, the Firm announced that Raja J. Akram, age 47, will become Deputy Chief Financial Officer, Chief Accounting Officer and Controller of the Firm in May 2020.

Beginning in November 2017, Mr. Akram was Controller and Chief Accounting Officer of Citigroup Inc. Since 2006, Mr. Akram held a number of roles in Citigroup Inc., including Deputy Controller, head of the Finance group’s Corporate Accounting Policy team supporting M&A activities, and Brazil Country Finance Officer.

For 2020, Mr. Akram will receive a base salary of $600,000 and a year-end bonus of $4,400,000 that is payable in a combination of cash and deferred incentive compensation. Upon commencement of employment, Mr. Akram will receive incoming awards in the form of a one-time cash payment, a one-time deferred cash award, and a one-time restricted stock unit award with an aggregate value of $5,000,000. Deferred incentive compensation awards, including deferred cash and restricted stock units, are subject to the terms and conditions of the governing award documentation, including vesting and cancellation conditions. In the event that Mr. Akram’s employment offer is withdrawn by the Firm, with limited exceptions, or his employment is terminated by the Firm without cause, he is entitled to severance in an amount equal to his 2020 base salary and the value of any portion of the 2020 year-end bonus and incoming awards that have not yet been paid or awarded.
Unresolved Staff Comments
The Firm, like other well-known seasoned issuers, from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act. There are no comments that remain unresolved that the Firm received not less than 180 days before the end of the year to which this report relates that the Firm believes are material.

Properties
We have offices, operations and data centers located around the world. Our global headquarters and principal executive offices are located at 1585 Broadway, New York, New York. Our other principal offices include locations in Manhattan and the greater New York metropolitan area, London, Hong Kong and Tokyo. Our current facilities are adequate for our present and future operations for each of our business segments, although we may add regional offices, depending upon our future operations.
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

159	December 2019 Form 10-K

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
Residential Mortgage and Credit Crisis Related Matters
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Firm, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Firm misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Firm knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, pre- and post-judgment interest, fees and costs. On February 28, 2011, the court denied the Firm’s motion to dismiss the complaint. On December 21, 2018, the court denied the Firm’s motion for summary judgment and granted in part the Firm’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, the Firm filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department") heard the parties’ cross-appeals.
On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Firm and certain affiliates in the Supreme Court of

NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $133 million. The complaint alleges causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Firm’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Firm or sold to plaintiff by the Firm was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s order denying in part the Firm’s motion to dismiss the complaint.
On July 2, 2013, Deutsche Bank, in its capacity as trustee, became the named plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 (MSAC 2007-NC1) v. Morgan Stanley ABS Capital I Inc., and filed a complaint in the Supreme Court of NY styled Deutsche Bank National Trust Company, as Trustee for the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC1 v. Morgan Stanley ABS Capital I, Inc. On February 3, 2014, the plaintiff filed an amended complaint, which asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.25 billion, breached various representations and warranties. The amended complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, rescission and interest. On April 12, 2016, the court granted in part and denied in part the Firm’s motion to dismiss the amended complaint, dismissing all claims except a single claim alleging failure to notify, regarding which the motion was denied without prejudice. On December 9, 2016, the Firm renewed its motion to dismiss that notification claim. On January 17, 2017, the First Department affirmed the lower court’s April 12, 2016 order. On April 13, 2017, the First Department denied plaintiff’s motion for leave to appeal to the Court of Appeals. On March 8, 2018, the trial court denied the Firm’s renewed motion to dismiss the notification claims.
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

December 2019 Form 10-K	160

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
On November 6, 2013, Deutsche Bank, in its capacity as trustee, became the named plaintiff in Federal Housing Finance Agency, as Conservator for the Federal Home Loan Mortgage Corporation, on behalf of the Trustee of the Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 (MSAC 2007-NC3) v. Morgan Stanley Mortgage Capital Holdings LLC, and filed a complaint in the Supreme Court of NY styled Deutsche Bank National Trust Company, solely in its capacity as Trustee for Morgan Stanley ABS Capital I Inc. Trust, Series 2007-NC3 v. Morgan Stanley Mortgage Capital Holdings LLC, as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. The complaint asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.3 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, unspecified damages, rescission, interest and costs. On April 12, 2016, the court granted the Firm’s motion to dismiss the complaint, and granted the plaintiff the ability to seek to replead certain aspects of the complaint. On January 17, 2017, the First Department affirmed the lower court’s order granting the motion to dismiss the complaint. On January 9, 2017, plaintiff filed a motion to amend its complaint. On April 13, 2017, the First Department denied plaintiff’s motion for leave to appeal to the Court of Appeals. On March 8, 2018, the trial court granted plaintiff’s motion to amend its complaint to include failure to notify claims. On March 19, 2018, the Firm filed an answer to plaintiff’s amended complaint.
On September 23, 2014, FGIC filed a complaint against the Firm in the Supreme Court of NY styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees and interest. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On February 24, 2017, the Firm filed a notice of appeal of the denial of its motion to dismiss the complaint and perfected its appeal on November 22, 2017. On September 13, 2018, the First Department affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss the complaint. On December 20, 2018, the First Department denied plaintiff’s motion for leave to appeal to the Court of Appeals or, in the alternative, for reargument.
On January 23, 2015, Deutsche Bank National Trust Company, in its capacity as trustee, filed a complaint against the Firm styled Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc., pending in the Supreme Court of NY. The complaint asserts claims for breach of contract and alleges, among other things, that the loans in the trust, which had an original principal balance of approximately $1.05 billion, breached various representations and warranties. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential, rescissory, equitable and punitive damages, attorneys’ fees, costs and other related expenses, and interest. On December 11, 2015, the court granted in part and denied in part the Firm’s motion to dismiss the complaint. On October 19, 2018, the court granted the Firm’s motion for leave to amend its answer and to stay the case pending resolution of Deutsche Bank National Trust Company’s appeal to the Court of Appeals in another case styled Deutsche Bank National Trust Company v. Barclays Bank PLC regarding the applicable statute of limitations. On January 17, 2019, the First Department reversed the trial court’s order to the extent that it had granted in part the Firm’s motion to dismiss the complaint. On June 4, 2019, the First Department granted the Firm’s motion for leave to appeal its January 17, 2019 decision to the Court of Appeals.
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

161	December 2019 Form 10-K

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
European Matters
On October 11, 2011, an Italian financial institution, Banco Popolare Societá Cooperativa (“Banco Popolare”), filed a civil claim against the Firm in the Milan courts, styled Banco Popolare Societá Cooperativa v Morgan Stanley & Co. International plc & others, related to its purchase of €100 million of bonds issued by Parmalat. The claim asserted by Banco Popolare alleges, among other things, that the Firm was aware of Parmalat’s impending insolvency and conspired with others to deceive Banco Popolare into buying bonds by concealing both Parmalat’s true financial condition and certain features of the bonds from the market and Banco Popolare. Banco Popolare seeks damages of €76 million (approximately $85 million) plus damages for loss of opportunity and moral damages. The Firm filed its answer on April 20, 2012. On September 11, 2018, the court dismissed in full the claim against the Firm. On March 11, 2019, the plaintiff filed an appeal in the Court of Appeal of Milan. On May 31, 2019, the Firm filed its response to the plaintiff’s appeal. An appeal hearing is scheduled to take place on September 16, 2020 in the Court of Appeal of Milan.
On June 22, 2017, the public prosecutor for the Court of Accounts for the Republic of Italy filed a claim against the Firm styled Case No. 2012/00406/MNV, which is pending in the Regional Prosecutor’s Office at the Judicial Section of the Court of Auditors for Lazio, Italy. The claim relates to certain derivative transactions between the Republic of Italy and the Firm. The transactions were originally entered into between 1999 and 2005, and were restructured (and certain of the transactions were terminated) in December 2011 and January 2012. The claim alleges, inter alia, that the Firm effectively acted as an agent of the state in connection with these transactions and asserts claims related to, among other things, whether the Ministry of Finance was authorized to enter into these transactions, whether the transactions were appropriate and whether the Firm’s conduct related to the termination of certain transactions was proper. The prosecutor is seeking damages through an administrative process against the Firm for €2.76 billion (approximately $3.1 billion). On March 30, 2018, the Firm filed its defense to the claim. On June 15, 2018, the Court issued a decision declining jurisdiction and dismissing the claim against the Firm. A hearing of the public prosecutor’s appeal was held on January 10, 2019. On March 7, 2019, the Appellate Division of the Court of Accounts for the Republic of Italy issued a decision affirming the decision below declining jurisdiction and dismissing the claim against the Firm. On April 19, 2019, the public prosecutor filed an appeal with the Italian Supreme Court seeking to overturn this decision. On June 14, 2019, the Firm filed its response to the public prosecutor’s appeal.
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) has challenged in the District Court in Amsterdam the prior set-off by the Firm of approximately €124 million (approximately $139 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims. On June 4, 2018, the Dutch Authority filed an appeal before the Court of Appeal in Amsterdam in matters re-styled Case number 18/00318 and Case number 18/00319. On June 26 and July 2, 2019, a hearing of the Dutch Tax Authority’s appeal was held.
On October 5, 2017, various institutional investors filed a claim against the Firm and another bank in a matter now styled Case number B-803-18 (previously BS 99-6998/2017), in the City Court of Copenhagen, Denmark concerning their roles as underwriters of the initial public offering (“IPO”) in March 2014 of the Danish company OW Bunker A/S. The claim seeks damages of DKK 534,270,456 (approximately $80 million) plus interest in respect of alleged losses arising from investing in shares in OW Bunker, which entered into bankruptcy in November 2014. Separately, on November 29, 2017, another group of institutional investors joined the Firm and another bank as defendants to pending proceedings in the High Court of Eastern Denmark against various other parties involved in the IPO in a matter styled Case number B-2073-16. The claim brought against the Firm and the other bank has been given its own Case number B-2564-17. The investors claim damages of

December 2019 Form 10-K	162

DKK 767,235,885 (approximately $115 million) plus interest, from the Firm and the other bank on a joint and several basis with the Defendants to these proceedings. Both claims are based on alleged prospectus liability; the second claim also alleges professional liability of banks acting as financial intermediaries. On June 8, 2018, the City Court of Copenhagen, Denmark ordered that the matters now styled Case number B-803-18, B-2073-16 and Case number B-2564-17 be heard together before the High Court of Eastern Denmark. On June 29, 2018, the Firm filed its defense to the matter now styled Case number B-2564-17. On February 4, 2019, the Firm filed its defense to the matter now styled Case number B-803-18.
The following matters were terminated during or following the quarter ended December 31, 2019:
On December 30, 2013, Wilmington Trust Company, in its capacity as trustee for Morgan Stanley Mortgage Loan Trust 2007-12, filed a complaint against the Firm styled Wilmington Trust Company v. Morgan Stanley Mortgage Capital Holdings LLC et al., pending in the Supreme Court of NY. The complaint asserted claims for breach of contract and alleged, among other things, that the loans in the trust, which had an original principal balance of approximately $516 million, breached various representations and warranties. The complaint sought, among other relief, unspecified damages, attorneys’ fees, interest and costs. On February 28, 2014, defendants filed a motion to dismiss the complaint, which was granted in part and denied in part on June 14, 2016. Plaintiff filed a notice of appeal of that order on August 17, 2016. On July 11, 2017, First Department affirmed in part and reversed in part an order granting in part and denying in part the Firm’s motion to dismiss. On August 10, 2017, plaintiff filed a motion for leave to appeal that decision. On September 26, 2017, the First Department denied plaintiff’s motion for leave to appeal to the Court of Appeals. On October 31, 2018, the parties entered into an agreement to settle the litigation. On September 10, 2019, the court entered a final judgment and order granting final approval of the settlement. On November 11, 2019, the parties filed a stipulation of voluntary discontinuance, dismissing the action with prejudice.
On September 19, 2014, FGIC filed a complaint against the Firm in the Supreme Court of NY, styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to a securitization issued by Basket of Aggregated Residential NIMS 2007-1 Ltd. The complaint asserted claims for breach of contract and alleges, among other things, that the net interest margin securities (“NIMS”) in the trust breached various representations and warranties. FGIC issued a financial guaranty policy with respect to certain notes that had an original balance of approximately $475 million. The complaint sought, among other relief, specific performance of the NIMS breach remedy procedures in the transaction documents, unspecified damages, reimbursement of certain payments made pursuant to the transaction documents, attorneys’ fees and interest. On November 24, 2014, the Firm filed a motion to dismiss the complaint, which the court denied on January 19, 2017. On

February 24, 2017, the Firm filed a notice of appeal of the denial of its motion to dismiss the complaint and perfected its appeal on November 22, 2017. On September 13, 2018, the court affirmed the lower court’s order denying the Firm’s motion to dismiss the complaint. On November 13, 2019, the parties entered into an agreement to settle the litigation. On December 4, 2019, the parties filed a stipulation of voluntary discontinuance, dismissing the action with prejudice.
Beginning on March 25, 2019, the Firm was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied the Firm's motion to dismiss. On December 15, 2019, the Firm and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On February 3, 2020, the court granted preliminary approval of that settlement.
Mine Safety Disclosures
Not applicable.

163	December 2019 Form 10-K

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Morgan Stanley’s common stock trades under the symbol “MS” on the New York Stock Exchange. As of February 14, 2020, the Firm had 54,039 holders of record; however, the Firm believes the number of beneficial owners of the Firm’s common stock exceeds this number.
The table below sets forth the information with respect to purchases made by or on behalf of the Firm of its common stock during the fourth quarter of the year ended December 31, 2019.
Issuer Purchases of Equity Securities
Three Months Ended December 31, 2019

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
October	5,888,009	$45.59	5,851,110	$4,233
November	11,221,315	$48.53	11,212,000	$3,689
December	13,998,018	$49.67	13,872,271	$3,000
Total	31,107,342	$48.48	30,935,381

1.
Includes 171,961 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended December 31, 2019.

2.
Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time. On April 18, 2018, the Firm entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”). See Note 16 to the financial statements for further information on the sales plan.

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

Share repurchases by the Firm are subject to regulatory non-objection. On June 27, 2019, the Federal Reserve published summary results of CCAR and the Firm received a non-objection to its 2019 Capital Plan. The Firm’s 2019 Capital Plan includes a share repurchase of up to $6.0 billion of its outstanding common stock during the period beginning July 1, 2019 through June 30, 2020. For further information, see “Liquidity and Capital Resources—Capital Plans and Stress Tests.”
Stock Performance Graph
The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of the Firm’s common stock, the S&P 500 Stock Index and the S&P 500 Financials Sector Index for the last five years. The graph assumes a $100 investment at the closing price on December 31, 2014 and reinvestment of dividends on the respective dividend payment dates without commissions. This graph does not forecast future performance of the Firm’s common stock.

Cumulative Total Return
December 31, 2014 – December 31, 2019

	At December 31,
	2014	2015	2016	2017	2018	2019
Morgan Stanley	$100.00	$83.25	$113.27	$143.42	$110.77	$146.94
S&P 500 Stock Index	100.00	101.37	113.49	138.26	132.19	173.44
S&P 500 Financials Sector Index	100.00	98.44	120.83	146.37	127.28	168.13
Directors, Executive Officers and Corporate Governance
Information relating to the Firm’s directors and nominees in the Firm’s definitive proxy statement for its 2020 annual meeting of shareholders (“Morgan Stanley’s proxy statement”) is incorporated by reference herein.
Information relating to the Firm’s executive officers is contained in the “Business” section of this report under “Information about our Executive Officers.”
Morgan Stanley’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and Deputy Chief Financial Officer. You can find the Code of Ethics and Business Conduct on the webpage, www.morganstanley.com/about-us-governance/ethics.html. The Firm will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the U.S. Securities and Exchange Commission or the New York Stock Exchange LLC, on the webpage.
Executive Compensation
Information relating to director and executive officer compensation in Morgan Stanley’s proxy statement is incorporated by reference herein.

December 2019 Form 10-K	164

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

	At December 31, 2019
	(a)	(b)	(c)
plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	70,446,083	$—	122,853,162	[2]
Equity compensation plans not approved by security holders	—	—	—
Total	70,446,083	$—	122,853,162

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

(b)
67,453,320 shares available under the Equity Incentive Compensation Plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units to be settled by the delivery of shares of common stock (or the value thereof), performance-based units, other awards that are valued by reference to or otherwise based on the fair market value of common stock, and other equity-based or equity-related awards approved by the CMDS Committee.

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

(e)
991,805 shares available under the Directors’ Equity Capital Accumulation Plan. This plan provides for periodic awards of shares of common stock and stock units to non-employee directors and also allows non-employee directors to defer the cash fees they earn for services as a director in the form of stock units.

Other information relating to security ownership of certain beneficial owners and management is set forth under the caption “Ownership of Our Common Stock” in Morgan Stanley’s proxy statement and such information is incorporated by reference herein.

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

Exhibit Index1
Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by Morgan Stanley or its predecessor companies under the Securities Act or to reports or registration statements filed by Morgan Stanley or its predecessor companies under the Exchange Act and are hereby incorporated by reference to such statements or reports. Morgan Stanley’s Exchange Act file number is 1-11758. The Exchange Act file number of Morgan Stanley Group Inc., a predecessor company (“MSG”), was 1-9085.

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date.
3.2	Amended and Restated Bylaws of Morgan Stanley, as amended to date (Exhibit 3.1 to Morgan Stanley’s current report on Form 8-K dated October 29, 2015).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2
Amended and Restated Senior Indenture dated as of May 1, 1999 between Morgan Stanley and The Bank of New York, as trustee (Exhibit 4-e to Morgan Stanley’s Registration Statement on Form S-3/A (No. 333-75289) as amended by Fourth Supplemental Senior Indenture dated as of October  8, 2007 (Exhibit 4.3 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).

165	December 2019 Form 10-K

Exhibit No.	Description
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
4.7
Deposit Agreement dated as of July 6, 2006 among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts described therein (Exhibit 4.3 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended May 31, 2006).

4.8
Form of Deposit Agreement among Morgan Stanley, JPMorgan Chase Bank, N.A. and the holders from time to time of the depositary receipts representing interests in the Series A Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated July 5, 2006).

4.9	Depositary Receipt for Depositary Shares, representing Floating Rate Non-Cumulative Preferred Stock, Series A (included in Exhibit 4.8 hereto).
4.10
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series E Preferred Stock described therein (Exhibit 2.6 to Morgan Stanley’s Registration Statement on Form 8-A dated September 27, 2013).

4.11	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E (included in Exhibit 4.10 hereto).
4.12
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series F Preferred stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated December 9, 2013).

4.13	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F (included in Exhibit 4.12 hereto).
4.14
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series H Preferred stock described therein (Exhibit 4.6 to Morgan Stanley’s current report on Form 8-K dated April 29, 2014).

4.15	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H (included in Exhibit 4.14 hereto).
4.16
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series I Preferred stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated September 17, 2014).

4.17	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (included in Exhibit 4.16 hereto).

December 2019 Form 10-K	166

Exhibit No.	Description
4.18
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series J Preferred Stock described therein (Exhibit 4.3 to Morgan Stanley’s current report on Form 8-K dated March 18, 2015).

4.19	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J (included in Exhibit 4.18 hereto).
4.20
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series K Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s current report on Form 8-A dated January 30, 2017).

4.21	Depositary Receipt for Depositary Shares, representing Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K (included in Exhibit 4.20 hereto).
4.22
Form of Deposit Agreement among Morgan Stanley, The Bank of New York Mellon and the holders from time to time of the depositary receipts representing interests in the Series L Preferred Stock described therein (Exhibit 2.4 to Morgan Stanley’s Registration Statement on Form 8-A dated November 22, 2019).

4.23	Depositary Receipt for Depositary Shares, representing 4.875% Non-Cumulative Preferred Stock, Series L (included in Exhibit 4.22 hereto).
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

Exhibit No.	Description
10.3†
Morgan Stanley 401(k) Plan, amended and restated as of January 1, 2013 (Exhibit 10.6 to Morgan Stanley annual report on Form 10-K for the year ended December 31, 2012), as amended by Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2013), Amendment (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2013), Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2014), Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2015), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2016), Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017), Amendment (Exhibit 10.5 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2017) and Amendment (Exhibit 10.4 to Morgan Stanley’s annual report on Form 10-K for the year ended December 31, 2018).

10.4†*	Amendment to Morgan Stanley 401(k) Plan, dated as of December 12, 2019.
10.5†	Tax Deferred Equity Participation Plan as amended and restated as of November 26, 2007 (Exhibit 10.9 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.6†	Directors’ Equity Capital Accumulation Plan as amended and restated as of November 1, 2018 (Exhibit 10.6 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended December 31, 2018).
10.7†	Employees’ Equity Accumulation Plan as amended and restated as of November 26, 2007 (Exhibit 10.12 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2007).
10.8†	Employee Stock Purchase Plan as amended and restated as of February 1, 2009 (Exhibit 10.20 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended November 30, 2008).
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

167	December 2019 Form 10-K

Exhibit No.	Description
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
10.24†
Morgan Stanley Schedule of Non-Employee Directors Annual Compensation, effective as of November 1, 2018 (Exhibit 10.24 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended December 31, 2018).

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

10.30†	Form of Award Certificate for Long-Term Incentive Program Awards (Exhibit 10.30 to Morgan Stanley’s annual report on Form 10-K for the fiscal year ended December 31, 2018).
10.31†	Memorandum to Colm Kelleher Regarding Relocation to New York, dated February 25, 2016 (Exhibit 10.2 to Morgan Stanley’s quarterly report on Form 10-Q for the quarter ended March 31, 2016).
21*	Subsidiaries of Morgan Stanley.
23.1*	Consent of Deloitte & Touche LLP.
24	Powers of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

December 2019 Form 10-K	168

Exhibit No.	Description
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

1.
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
Form 10-K Summary
None.

169	December 2019 Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2020.

Signature	Title

/s/ JAMES P. GORMAN	Chairman of the Board and Chief Executive Officer
(James P. Gorman)	(Principal Executive Officer)

/s/ JONATHAN PRUZAN	Executive Vice President and Chief Financial Officer
(Jonathan Pruzan)	(Principal Financial Officer)

/s/ PAUL C. WIRTH	Deputy Chief Financial Officer
(Paul C. Wirth)	(Principal Accounting Officer)

/s/ ELIZABETH CORLEY	Director
(Elizabeth Corley)

/s/ ALISTAIR DARLING	Director
(Alistair Darling)

Signature	Title

/s/ THOMAS H. GLOCER	Director
(Thomas H. Glocer)

/s/ ROBERT H. HERZ	Director
(Robert H. Herz)

/s/ NOBUYUKI HIRANO	Director
(Nobuyuki Hirano)

/s/ STEPHEN J. LUCZO	Director
(Stephen J. Luczo)

/s/ JAMI MISCIK	Director
(Jami Miscik)

/s/ DENNIS M. NALLY	Director
(Dennis M. Nally)

/s/ TAKESHI OGASAWARA	Director
(Takeshi Ogasawara)

/s/ HUTHAM S. OLAYAN	Director
(Hutham S. Olayan)

/s/ MARY L. SCHAPIRO	Director
(Mary L. Schapiro)

/s/ PERRY M. TRAQUINA	Director
(Perry M. Traquina)

/s/ RAYFORD WILKINS, JR.	Director
(Rayford Wilkins, Jr.)

December 2019 Form 10-K	S-1