Form 10-Q
period 2020-03-31
MORGAN STANLEY
filed 2020-05-05
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Commission File Number 1-11758
(Exact name of Registrant as specified in its charter)

Delaware	1585 Broadway			36-3145972	(212)	761-4000
(State or other jurisdiction of incorporation or organization)	New York,	NY	10036	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)
	(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	MS	New York Stock Exchange
Depositary Shares, each representing 1/1,000th interest in a share of Floating Rate	MS/PA	New York Stock Exchange
Non-Cumulative Preferred Stock, Series A, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PE	New York Stock Exchange
Non-Cumulative Preferred Stock, Series E, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PF	New York Stock Exchange
Non-Cumulative Preferred Stock, Series F, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PI	New York Stock Exchange
Non-Cumulative Preferred Stock, Series I, $0.01 par value
Depositary Shares, each representing 1/1,000th interest in a share of Fixed-to-Floating Rate	MS/PK	New York Stock Exchange
Non-Cumulative Preferred Stock, Series K, $0.01 par value
Depository Shares, each representing 1/1000th interest in a share of 4.875%	MS/PL	New York Stock Exchange
Non-Cumulative Preferred Stock, Series L, $0.01 par value
Global Medium-Term Notes, Series A, Fixed Rate Step-Up Senior Notes Due 2026	MS/26C	New York Stock Exchange
of Morgan Stanley Finance LLC (and Registrant’s guarantee with respect thereto)
Morgan Stanley Cushing® MLP High Income Index ETNs due March 21, 2031	MLPY	NYSE Arca, Inc.
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of April 30, 2020, there were 1,575,656,380 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2020

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

ii

Risk Factors
In addition to “Risk Factors” in Part I, Item 1A of the 2019 Form 10-K, please refer to the risk factor under Item 8.01. “Other Matters,” in the Current Report on Form 8-K filed with the SEC on April 16, 2020 and the additional risk factors under “Risk Factors” in the Registration Statement on Form S-4 filed with the SEC on April 17, 2020.

1	March 2020 Form 10-Q

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley,” “Firm,” “us,” “we” or “our” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-Q.
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
Management’s Discussion and Analysis includes certain metrics which we believe to be useful to us, investors, analysts and other stakeholders by providing further transparency about, or an additional means of assessing, our financial condition and operating results. Such metrics, when used, are defined and may be different from or inconsistent with metrics used by other companies.
The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; risk factors; legislative, legal and regulatory developments; and other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition,” “Business—Supervision and Regulation,” and “Risk Factors” in the 2019 Form 10-K, and “Liquidity and Capital Resources—Regulatory Requirements” herein. In addition, see “Executive Summary” herein and “Risk Factors” for information on the current and possible future effects of the COVID-19 pandemic on our results.

March 2020 Form 10-Q	2

Management’s Discussion and Analysis

Executive Summary
Overview of Financial Results
Consolidated Results
Net Revenues
($ in millions)

Net Income Applicable to Morgan Stanley
($ in millions)

Earnings per Common Share1

$1.41
$1.39
$1.02
$1.01
1Q 2019
1Q 2020
Basic EPS
Diluted EPS

1.	For further information on basic and diluted EPS, see Note 16 to the financial statements.

We reported net revenues of $9,487 million in the quarter ended March 31, 2020 (“current quarter,” or “1Q 2020”), compared with $10,286 million in the quarter ended March 31, 2019 (“prior year quarter,” or “1Q 2019”). For the current quarter, net income applicable to Morgan Stanley was $1,698 million, or $1.01 per diluted common share, compared with $2,429 million or $1.39 per diluted common share, in the prior year quarter.
See “Coronavirus Disease (COVID-19) Pandemic” herein for information on the current and possible future effects of the COVID-19 pandemic on our results.
Non-interest Expenses1
($ in millions)

$7,331
—%
$7,341
$2,680
37%
14%
$3,058
42%
$4,651
63%
(8)%
$4,283
58%
1Q 2019
Δ
1Q 2020
Compensation and benefits expenses
Non-compensation expenses

1.	The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.

•
Compensation and benefits expenses of $4,283 million in the current quarter decreased 8% from $4,651 million in the prior year quarter. The decrease was primarily due to decreases in the fair value of investments to which certain deferred compensation plans are referenced and compensation associated with carried interest, partially offset by increases in discretionary incentive compensation, and the formulaic payout to Wealth Management representatives driven by the mix of revenues.

•
Non-compensation expenses of $3,058 million in the current quarter increased 14% from $2,680 million in the prior year quarter. The increase was primarily due to higher volume-related expenses and an increase in the provision for credit losses for lending commitments.

Income Taxes
The prior year quarter included intermittent net discrete tax benefits of $101 million, primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations. For further information, see “Supplemental Financial Information—Income Tax Matters” herein.

3	March 2020 Form 10-Q

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended March 31,
$ in millions	2020	2019
Net income applicable to Morgan Stanley	$1,698	$2,429
Preferred stock dividends	108	93
Earnings applicable to Morgan Stanley common shareholders	$1,590	$2,336

Expense efficiency ratio[1]	77.4%	71.3%
ROE[2]	8.5%	13.1%
Adjusted ROE[3]	8.3%	12.5%
ROTCE[2,3]	9.7%	14.9%
Adjusted ROTCE[3]	9.5%	14.2%
Pretax margin[4]	22.6%	28.7%
Pre-tax margin by segment[4]
Institutional Securities	19%	31%
Wealth Management	26%	27%
Investment Management	21%	22%

in millions, except per share and employee data	At March 31, 2020	At December 31, 2019
Liquidity resources[5]	$255,134	$215,868
Loans[6]	$148,697	$130,637
Total assets	$947,795	$895,429
Deposits	$235,239	$190,356
Borrowings	$194,856	$192,627
Common shares outstanding	1,576	1,594
Common shareholders' equity	$77,340	$73,029
Tangible common shareholders’ equity[3]	$68,194	$63,780
Book value per common share[7]	$49.09	$45.82
Tangible book value per common share[3,7]	$43.28	$40.01
Worldwide employees	60,670	60,431

	At March 31, 2020	At December 31, 2019
Capital ratios[8]
Common Equity Tier 1 capital	15.2%	16.4%
Tier 1 capital	17.3%	18.6%
Total capital	19.6%	21.0%
Tier 1 leverage	8.1%	8.3%
SLR	6.2%	6.4%

1.	The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.

2.	ROE and ROTCE represent annualized earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively.

3.	Represents a non-GAAP measure. See “Selected Non-GAAP Financial Information” herein.

4.	Pre-tax margin represents income from continuing operations before income taxes as a percentage of net revenues.

5.	For a discussion of Liquidity resources, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Liquidity Resources” herein.

6.
Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 9 to the financial statements).

7.	Book value per common share and tangible book value per common share equal common shareholders’ equity and tangible common shareholders’ equity, respectively, divided by common shares outstanding.

8.
At March 31, 2020 and December 31, 2019, our risk-based capital ratios are based on the Advanced Approach and the Standardized Approach rules, respectively. For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

Business Segment Results

Net Revenues by Segment1
($ in millions)

$10,286
$804, 8%
$4,389
43%
$5,196
51%
(14)%
(8)%
(6)%
$9,487
$692, 7%
$4,037
43%
$4,905
52%
1Q 2019
Δ
1Q 2020
Institutional Securities
Wealth Management
Investment Management

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

$2,429
$136, 6%
$924
38%
$1,371
56%
(43)%
(6)%
(45)%
$1,698
$78, 5%
$864
51%
$757
45%
1Q 2019
Δ
1Q 2020
Institutional Securities
Wealth Management
Investment Management

1.
The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not total to 100% due to intersegment eliminations. See Note 19 to the financial statements for details of intersegment eliminations.

•
Institutional Securities net revenues of $4,905 million in the current quarter decreased 6% from $5,196 million in the prior year quarter primarily reflecting losses on loans and lending commitments held for sale and an increase in the provision for credit losses on loans and lending commitments held for investment, as well as losses related to investments associated with certain employee deferred cash-based compensation plans, partially offset by increases in Fixed Income and Equity sales and trading revenues driven by increased volumes and volatility.

•
Wealth Management net revenues of $4,037 million in the current quarter decreased 8% from $4,389 million in the prior year quarter, primarily reflecting losses related to investments associated with certain employee deferred cash-based compensation plans, partially offset by higher Asset management revenues and higher commissions driven by market volatility.

March 2020 Form 10-Q	4

Management’s Discussion and Analysis

•
Investment Management net revenues of $692 million in the current quarter decreased 14% from $804 million in the prior year quarter, primarily reflecting lower Investments revenues, partially offset by higher Asset management revenues.

Net Revenues by Region1, 2
($ in millions)

$10,286
$1,263, 12%
$1,702
17%
$7,321
71%
34%
(33)%
(9)%
$9,487
$1,693, 18%
$1,148
12%
$6,646
70%
1Q 2019
Δ
1Q 2020
Americas
EMEA
Asia

1.	The percentages on the bars in the charts represent the contribution of each region to the total.

2.	For a discussion of how the geographic breakdown of net revenues is determined, see Note 19 to the financial statements.
Both the 34% increase in revenues in Asia and the 33% decrease in revenues in EMEA were primarily attributable to Equity sales and trading within the Institutional Securities business segment. The Equity sales and trading revenues increase in Asia reflects higher client volumes, while in EMEA market volatility and reduced dividend expectations weighed on revenues in the derivatives and financing businesses. Additionally, EMEA results reflected markdowns of held-for-sale loans and lending commitments.
Coronavirus Disease (COVID-19) Pandemic
The coronavirus disease (“COVID-19”) pandemic and related government-imposed shelter-in-place restrictions have had, and will likely continue to have, a severe impact on global economic conditions and the environment in which we operate our businesses.
In responding to this unprecedented situation, we have taken measures to prioritize the health of our employees and their families, and to be prepared operationally to serve our clients, leveraging our business continuity planning and historical investments in technology. More than 90% of our employees are currently working from home, and to date, we have not experienced any significant loss of operational capability, as we have implemented our pandemic-related responses. We believe we are prepared to continue to operate with the vast majority of our workforce working remotely for as long as health guidelines and prudence require, with limited impact to our operational capabilities.
The coronavirus disease has impacted many people’s health around the world, including many of our employees. Our

Chairman and CEO was diagnosed with the coronavirus in March, but has fully recovered. The rest of the Firm’s Operating Committee remain healthy and are sheltering in place.
With the COVID-19 impacts on individuals, communities and organizations continuing to evolve, governments around the world have reacted to the health crisis caused by the pandemic, and central banks have taken steps to proactively address market disruptions by cutting interest rates and providing liquidity sources and other stimulus programs. See “Regulatory Developments in Response to COVID-19” herein for further details.
We also have taken several direct steps to provide assistance. Our balance sheet has increased as we: support market and client activity; take in increased deposits from our Wealth Management clients; extend credit to our institutional and retail clients to provide them with additional liquidity; and provide financing to support COVID-19 impacted clients across multiple sectors. Along with the seven other U.S. Banks comprising the Financial Services Forum, we voluntarily ceased our Share Repurchase Program to keep this capital available to help clients and took action on the Federal Reserve's encouragement to use its discount window by borrowing from it. We have also taken steps to participate in other Federal Reserve programs, notably the Primary Dealer Credit Facility (“PDCF”).
Our financial condition, balance sheet, capital and liquidity have remained strong. In March 2020, we saw deposit inflows of $38 billion as customers sought relative safety away from volatile markets, and we raised more than $5 billion in new long-term debt supplementing our liquidity position.
As further discussed in “Business Segments” herein, towards the end of the current quarter, we observed the impact of the pandemic on our business. The decline of asset prices, reduction in interest rates, widening of credit spreads, borrower and counterparty credit deterioration, market volatility and reduced investment banking activity had the most immediate negative impacts on our current quarter performance. Related to these effects, the Firm experienced mark-to-market losses, net of economic hedges of $610 million on loans and lending commitments held for sale, provisions of $407 million for credit losses on loans and lending commitments held for investment, and losses of $384 million on fund and business-related investments, net of hedges. At the same time, high levels of client trading activity, related to market volatility, significantly increased revenues for global macro products and Commodities in Institutional Securities, and the transactional businesses in Wealth Management.
Though we are unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis will adversely impact our future operating results. Additionally, with the continuance of many of the same negative impacts, without the benefit of higher client trading activity experienced in the

5	March 2020 Form 10-Q

Management’s Discussion and Analysis

current quarter, it is uncertain that our financial objectives will be attained within the originally stated two year time frame.
We continue to use the elements of our Enterprise Risk Management framework manage the significant uncertainty in the present economic and market conditions. See “Quantitative and Qualitative Disclosures about Risk” in the 2019 Form 10-K for further information about our Enterprise Risk Management Framework.
In addition, refer to “Risk Factors” herein and Forward Looking Statements in the 2019 Form 10-K.
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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended March 31,
$ in millions, except per share data	2020	2019
Net income applicable to Morgan Stanley	$1,698	$2,429
Impact of adjustments	(31)	(101)
Adjusted net income applicable to Morgan Stanley—non-GAAP[1]	$1,667	$2,328
Earnings per diluted common share	$1.01	$1.39
Impact of adjustments	(0.02)	(0.06)
Adjusted earnings per diluted common share—non-GAAP[1]	$0.99	$1.33
Effective income tax rate	17.1%	16.5%
Impact of adjustments	1.4%	3.4%
Adjusted effective income tax rate— non-GAAP[1]	18.5%	19.9%

	Average Monthly Balance
	Three Months Ended March 31,
$ in millions	2020	2019
Tangible equity
Morgan Stanley shareholders' equity	$83,244	$80,115
Less: Goodwill and net intangible assets	(9,200)	(8,806)
Tangible Morgan Stanley shareholders' equity—Non-GAAP	$74,044	$71,309
Common shareholders' equity	$74,724	$71,595
Less: Goodwill and net intangible assets	(9,200)	(8,806)
Tangible common shareholders' equity—Non-GAAP	$65,524	$62,789

	Three Months Ended March 31,
$ in billions	2020	2019
Average common equity
Unadjusted—GAAP	$74.7	$71.6
Adjusted[1]—Non-GAAP	74.7	71.5
ROE[2]
Unadjusted—GAAP	8.5%	13.1%
Adjusted—Non-GAAP[1,3]	8.3%	12.5%
Average tangible common equity—Non-GAAP
Unadjusted	$65.5	$62.8
Adjusted[1]	65.5	62.7
ROTCE[2]—Non-GAAP
Unadjusted	9.7%	14.9%
Adjusted[1,3]	9.5%	14.2%

March 2020 Form 10-Q	6

Management’s Discussion and Analysis

Non-GAAP Financial Measures by Business Segment

	Three Months Ended March 31,
$ in billions	2020	2019
Average common equity[4,5]
Institutional Securities	$42.8	$40.4
Wealth Management	18.2	18.2
Investment Management	2.6	2.5
Average tangible common equity[4,5]
Institutional Securities	$42.3	$39.9
Wealth Management	10.4	10.2
Investment Management	1.7	1.5
ROE[6]
Institutional Securities	6.3%	12.9%
Wealth Management	18.5%	19.8%
Investment Management	11.7%	21.9%
ROTCE[6]
Institutional Securities	6.4%	13.0%
Wealth Management	32.3%	35.6%
Investment Management	18.1%	35.3%

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

2.
ROE and ROTCE represent annualized earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively. When excluding intermittent net discrete tax provisions (benefits), both the numerator and average denominator are adjusted.

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

6.
The calculation of ROE and ROTCE by segment uses annualized net income applicable to Morgan Stanley by segment less preferred dividends allocated to each segment as a percentage of average common equity and average tangible common equity, respectively, allocated to each segment.

Return on Tangible Common Equity Target
In January 2020, we established an ROTCE Target of 13% to 15% to be achieved over the next two years.
Our ROTCE Target is a forward-looking statement that was based on a normal market environment and may be materially affected by many factors, including, among other things: macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; outsized legal expenses or penalties; the ability to maintain a reduced level of expenses; and capital levels.
With the COVID–19 pandemic, and the current global economic crisis that includes negative impacts from many of the aforementioned factors, it is uncertain that the ROTCE Target will be met within the originally stated time frame. See “Coronavirus Disease (COVID–19) Pandemic” herein and “Risk Factors” for further information on market and economic conditions and their effects on our financial results.
For further information on non-GAAP measures (ROTCE excluding intermittent net discrete tax items), see “Selected Non-GAAP Financial Information” herein. For information on the impact of intermittent net discrete tax items, see “Supplemental Financial Information—Income Tax Matters” herein.
Business Segments
Substantially all of our operating revenues and operating expenses are directly attributable to our business segments. Certain revenues and expenses have been allocated to each business segment, generally in proportion to its respective net revenues, non-interest expenses or other relevant measures.
For an overview of the components of our business segments, net revenues, compensation expense and income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” in the 2019 Form 10-K.

7	March 2020 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities
Income Statement Information

	Three Months Ended March 31,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$1,144	$1,151	(1)%
Trading	3,416	3,130	9%
Investments	(25)	81	(131)%
Commissions and fees	874	621	41%
Asset management	113	107	6%
Other	(1,079)	222	N/M
Total non-interest revenues	4,443	5,312	(16)%
Interest income	2,423	3,056	(21)%
Interest expense	1,961	3,172	(38)%
Net interest	462	(116)	N/M
Net revenues	4,905	5,196	(6)%
Compensation and benefits	1,814	1,819	—%
Non-compensation expenses	2,141	1,782	20%
Total non-interest expenses	3,955	3,601	10%
Income before provision for income taxes	950	1,595	(40)%
Provision for income taxes	151	190	(21)%
Net income	799	1,405	(43)%
Net income applicable to noncontrolling interests	42	34	24%
Net income applicable to Morgan Stanley	$757	$1,371	(45)%

Results in the Institutional Securities business segment reflect constructive markets in January and February 2020 and the significant effects of COVID-19 on markets in March. In particular, in March:

•	Uncertainty, driven by market volatility and the overall environment, resulted in lower activity in Advisory and Equity underwriting.

•
Market volumes and volatility were significantly higher than in the prior year quarter resulting in increased client activity across the Sales and Trading businesses and widened bid-offer spreads. Valuations were negatively impacted, and client balances declined significantly in the Equity Financing business.

•
Credit deteriorated rapidly, the results of which are reflected in losses on held-for-sale loans and lending commitments recorded in Other revenues, partially offset by positive hedge results in Other Sales and Trading, aggregating to $610 million for the current quarter; provisions for loan losses recorded in Other revenues, and lending commitments shown in Non-compensation expenses, aggregating to $388 million for the current quarter; Trading losses in certain Credit products within Fixed Income; and losses on certain counterparties’ failure to meet margin requirements in Equity sales and trading.
These effects, in the context of the full quarter’s results, are further discussed herein.

Investment Banking
Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2020	2019	% Change
Advisory	$362	$406	(11)%
Underwriting:
Equity	336	339	(1)%
Fixed income	446	406	10%
Total Underwriting	782	745	5%
Total Investment banking	$1,144	$1,151	(1)%
Investment Banking Volumes

	Three Months Ended March 31,
$ in billions	2020	2019
Completed mergers and acquisitions[1]	$109	$195
Equity and equity-related offerings[2,3]	13	14
Fixed income offerings[2,4]	82	58
Source: Refinitiv data as of April 1, 2020. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.

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

Investment banking revenues of $1,144 million in the current quarter were relatively unchanged from the prior year quarter, reflecting lower results in our advisory business offset by higher results in our fixed income underwriting business.

•	Advisory revenues decreased in the current quarter primarily as a result of lower volumes of completed M&A activity, particularly large transactions.

•
Equity underwriting revenues were relatively unchanged compared with subdued results in the prior year quarter as lower revenues in secondary block share trades were offset by higher revenues in initial public offerings and follow-on offerings.

March 2020 Form 10-Q	8

Management’s Discussion and Analysis

•
Fixed income underwriting revenues increased in the current quarter primarily due to higher overall volumes compared to the prior year quarter, with higher revenues in investment grade bond and non-investment grade loan issuances, partially offset by lower revenues from investment grade loan issuances.

See “Investment Banking Volumes” herein.
Sales and Trading Net Revenues

By Income Statement Line Item

	Three Months Ended March 31,
$ in millions	2020	2019	% Change
Trading	$3,416	$3,130	9%
Commissions and fees	874	621	41%
Asset management	113	107	6%
Net interest	462	(116)	N/M
Total	$4,865	$3,742	30%

By Business

	Three Months Ended March 31,

$ in millions	2020	2019	% Change
Equity	$2,422	$2,015	20%
Fixed Income	2,203	1,710	29%
Other	240	17	N/M
Total	$4,865	$3,742	30%

Sales and Trading Revenues—Equity and Fixed Income

	Three Months Ended March 31, 2020
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,034	$101	$(37)	$1,098
Execution services	579	783	(38)	1,324
Total Equity	$1,613	$884	$(75)	$2,422
Total Fixed Income	$1,773	$102	$328	$2,203

	Three Months Ended March 31, 2019
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,115	$98	$(258)	$955
Execution services	551	553	(44)	1,060
Total Equity	$1,666	$651	$(302)	$2,015
Total Fixed Income	$1,727	$78	$(95)	$1,710

1.	Includes Commissions and fees and Asset management revenues.

2.	Includes funding costs, which are allocated to the businesses based on funding usage.

Equity
Equity sales and trading net revenues of $2,422 million in the current quarter increased 20% from the prior year quarter, reflecting higher results in both our financing and execution services businesses.

•
Financing increased from the prior year quarter, primarily due to higher average client balances, partially offset by the impact of reduced dividend expectations on the valuation of certain hedges. Net interest increased reflecting a reduction in funding costs.

•
Execution services increased from the prior year quarter, reflecting an increase in market volumes in cash equities resulting in higher Commissions and fees, and higher client trading activity in derivatives products, which was partially offset by the impact of losses on certain counterparties’ failure to meet margin requirements and the impact of reduced dividend expectations on derivative valuations.

Fixed Income
Fixed Income sales and trading net revenues of $2,203 million in the current quarter were 29% higher than the prior year quarter, primarily driven by higher results in global macro products, partially offset by lower results in credit products.

•
Global macro products Trading revenues increased primarily due to higher client activity in both foreign exchange and rates products, and the widening of bid-offer spreads from higher market volatility. Higher average balances and lower funding costs contributed to an increase in Net interest revenues.

•
Credit products Trading revenues decreased primarily due to the widening of credit spreads which resulted in losses in securitized products and municipal securities, partially offset by increased revenues from client activity in corporate credit products from higher volumes and widening bid-offer spreads. Net interest revenues increased, primarily driven by higher spreads on Agency products and higher average balances in secured lending facilities.

•
Trading revenues from Commodities products and Other decreased as a result of lower client structuring activity within derivatives counterparty credit risk management, partially offset by improved inventory management in commodities due to higher market volatility in energy and metals. Net interest revenues increased, reflecting lower funding costs.

Other

•
Other sales and trading revenues of $240 million in the current quarter increased from the prior year quarter reflecting gains on hedges associated with loans and lending commitments compared with losses in the prior year quarter, partially offset by losses related to investments associated with certain employee deferred cash-based compensation plans.

9	March 2020 Form 10-Q

Management’s Discussion and Analysis

Investments, Other Revenues, Non-interest Expenses, and Income Tax Items
Investments

•
Net investment losses of $25 million in the current quarter compared to gains in the prior year quarter, were primarily driven by losses in the current quarter on an energy-related investment and lower revenues from fund-related distributions.

Other Revenues

•
Other net losses of $1,079 million in the current quarter were primarily as a result of mark-to-market losses on loans and lending commitments held for sale due to the widening of credit spreads, compared with gains in the prior year quarter, as well as an increase in the provision for credit losses on loans held for investment.

Non-interest Expenses
Non-interest expenses of $3,955 million in the current quarter increased from the prior year quarter, primarily reflecting a 20% increase in Non-compensation expenses.

•
Compensation and benefits expenses remained relatively unchanged in the current quarter as the benefit from a decrease in the fair value of investments to which certain deferred compensation plans are referenced was offset by an increase in discretionary incentive compensation reflecting baseline annual compensation estimates, exclusive of the benefit noted.

•
Non-compensation expenses increased in the current quarter primarily due to higher volume-related expenses as well as an increase in the provision for credit losses for lending commitments held for investment.

Income Tax Items
Intermittent net discrete tax benefits of $101 million were recognized in Provision for income taxes in the prior year quarter. For further information, see “Supplemental Financial Information—Income Tax Matters” herein.

March 2020 Form 10-Q	10

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended March 31,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$158	$109	45%
Trading	(347)	302	N/M
Investments	—	1	(100)%
Commissions and fees	588	406	45%
Asset management	2,680	2,361	14%
Other	62	80	(23)%
Total non-interest revenues	3,141	3,259	(4)%
Interest income	1,193	1,413	(16)%
Interest expense	297	283	5%
Net interest	896	1,130	(21)%
Net revenues	4,037	4,389	(8)%
Compensation and benefits	2,212	2,462	(10)%
Non-compensation expenses	770	739	4%
Total non-interest expenses	2,982	3,201	(7)%
Income before provision for income taxes	$1,055	$1,188	(11)%
Provision for income taxes	191	264	(28)%
Net income applicable to Morgan Stanley	$864	$924	(6)%

Results in the Wealth Management business segment reflect the significant effects of COVID-19 on the economy and markets in March 2020. In particular, in March:

•	The decline in global asset prices contributed to losses on investments associated with certain employee deferred cash-based compensation plans of $426 million in the current quarter.

•	Already elevated market volumes and volatility compared to the prior year quarter increased further, resulting in increased commissions from client activity.
These effects, in the context of the full quarter’s results, are further discussed herein.

Financial Information and Statistical Data

	At March 31, 2020	At December 31, 2019
$ in billions, except employee data
Client assets	$2,397	$2,700
Fee-based client assets[1]	$1,134	$1,267
Fee-based client assets as a percentage of total client assets	47%	47%
Client liabilities[2]	$92	$90
Investment securities portfolio	$75.5	$67.2
Loans and lending commitments	$95.9	$93.2
Wealth Management representatives	15,432	15,468

	Three Months Ended March 31,
	2020	2019
Per representative:
Annualized revenues ($ in thousands)[3]	$1,045	$1,118
Client assets ($ in millions)[4]	$155	$158
Fee-based asset flows ($ in billions)[5]	$18.4	$14.8

1.	Fee-based client assets represent the amount of assets in client accounts where the fee for services is calculated based on those assets.

2.	Client liabilities include securities-based and tailored lending, residential real estate loans and margin lending.

3.	Revenues per representative equal Wealth Management’s annualized net revenues divided by the average number of representatives.

4.	Client assets per representative equal total period-end client assets divided by period-end number of representatives.

5.
For a description of the Inflows and Outflows included within Fee-based asset flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2019 Form 10-K. Excludes institutional cash management-related activity.

Transactional Revenues

	Three Months Ended March 31,
$ in millions	2020	2019	% Change
Investment banking	$158	$109	45%
Trading	(347)	302	N/M
Commissions and fees	588	406	45%
Total	$399	$817	(51)%
Transactional revenues as a % of Net revenues	10%	19%

11	March 2020 Form 10-Q

Management’s Discussion and Analysis

Net Revenues
Transactional Revenues
Transactional revenues of $399 million in the current quarter decreased 51% from the prior year quarter as negative Trading revenues were partially offset by higher Commissions and fees and Investment banking revenues.

•	Investment banking revenues increased in the current quarter primarily due to higher revenues from structured products and closed-end fund issuances.

•
Trading revenues decreased in the current quarter principally due to losses related to investments associated with certain employee deferred cash-based compensation plans, compared with gains in the prior year quarter.

•	Commissions and fees increased in the current quarter primarily due to increased client activity in equities.
Asset Management
Asset management revenues of $2,680 million in the current quarter increased 14% from the prior year quarter primarily due to higher fee-based assets levels at the beginning of the monthly billing cycles in 2020 due to market appreciation and positive net flows, partially offset by lower average fee rates.
See “Fee-Based Client Assets—Rollforwards” herein.

Other
Other revenues of $62 million in the current quarter decreased 23% from the prior year quarter primarily due to an increase in the provision for credit losses.

Net Interest
Net interest of $896 million in the current quarter decreased 21% from the prior year quarter primarily due to lower interest rates on Loans and the investment portfolio, changes in our funding mix, and higher prepayment amortization expense related to mortgage-backed securities. These decreases were partially offset by the impact of lower rates paid on brokerage sweep deposits and higher Loan balances.
Non-interest Expenses
Non-interest expenses of $2,982 million in the current quarter decreased 7% from the prior year quarter primarily as a result of lower Compensation and benefits expenses, partially offset by higher Non-compensation expenses.

•
Compensation and benefits expenses decreased in the current quarter, primarily due to decreases in the fair value of investments to which certain deferred compensation plans are referenced, partially offset by an increase in the formulaic payout to Wealth Management representatives driven by the mix of revenues.

•	Non-compensation expenses increased in the current quarter primarily due to incremental expenses related to Solium Capital, Inc., which was acquired in the second quarter of 2019.

Fee-Based Client Assets

Rollforwards

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	At March 31, 2020
Separately managed[1]	$322	$12	$(7)	$2	$329
Unified managed	313	16	(13)	(53)	263
Advisor	155	10	(9)	(25)	131
Portfolio manager	435	27	(18)	(65)	379
Subtotal	$1,225	$65	$(47)	$(141)	$1,102
Cash management	42	4	(14)	—	32
Total fee-based client assets	$1,267	$69	$(61)	$(141)	$1,134

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	At March 31, 2019
Separately managed[1]	$279	$14	$(5)	$(12)	$276
Unified managed	257	13	(11)	24	283
Advisor	137	8	(9)	11	147
Portfolio manager	353	19	(14)	33	391
Subtotal	$1,026	$54	$(39)	$56	$1,097
Cash management	20	4	(5)	—	19
Total fee-based client assets	$1,046	$58	$(44)	$56	$1,116
Average Fee Rates

	Three Months Ended March 31,
Fee rate in bps	2020	2019
Separately managed	14	14
Unified managed	99	101
Advisor	85	88
Portfolio manager	94	96
Subtotal	72	74
Cash management	5	6
Total fee-based client assets	71	73

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2019 Form 10-K.

March 2020 Form 10-Q	12

Management’s Discussion and Analysis

Investment Management
Income Statement Information

	Three Months Ended March 31,
$ in millions	2020	2019	% Change
Revenues
Trading	$(37)	$(3)	N/M
Investments	63	191	(67)%
Asset management	665	617	8%
Other	7	3	133%
Total non-interest revenues	698	808	(14)%
Interest income	8	4	100%
Interest expense	14	8	75%
Net interest	(6)	(4)	(50)%
Net revenues	692	804	(14)%
Compensation and benefits	257	370	(31)%
Non-compensation expenses	292	260	12%
Total non-interest expenses	549	630	(13)%
Income before provision for income taxes	143	174	(18)%
Provision for income taxes	25	33	(24)%
Net income	118	141	(16)%
Net income applicable to noncontrolling interests	40	5	N/M
Net income applicable to Morgan Stanley	$78	$136	(43)%
Results in the Investment Management business segment reflect the significant effects of COVID-19 on the economy and markets in March 2020. In particular, in March:

•
The decline in global asset prices led to losses of $326 million in the current quarter related to the reversal of accrued carried interest, and losses on investments in certain of our funds, net of economic hedges, and net losses in Trading revenues.

These effects, in the context of the full quarter’s results, are further discussed herein.

Net Revenues

Investments
Investments revenues of $63 million in the current quarter decreased 67% from the prior year quarter primarily as a result of the reversal of accrued carried interest and investment losses in certain private equity, real estate, and infrastructure funds and losses on seed investments in certain funds. Partially offsetting these decreases were higher carried interest and investment gains in an Asia private equity fund, principally driven by gains from an underlying investment, which is subject to certain sales restrictions.
Asset Management
Asset management revenues of $665 million in the current quarter increased 8% from the prior year quarter primarily as a result of higher average AUM.
See “Assets Under Management or Supervision” herein.
Non-interest Expenses
Non-interest expenses of $549 million in the current quarter decreased 13% from the prior year quarter primarily as a result of lower compensation and benefits expenses, partially offset by higher non-compensation expenses.

•
Compensation and benefits expenses decreased in the current quarter primarily due to lower compensation associated with carried interest and a decrease in the fair value of investments to which certain deferred compensation plans are referenced.

•	Non-compensation expenses in the current quarter increased from the prior year quarter primarily as a result of higher fee sharing paid to intermediaries driven by higher average AUM.

13	March 2020 Form 10-Q

Management’s Discussion and Analysis

Assets Under Management or Supervision
Rollforwards

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	Other	At March 31, 2020
Equity	$138	$14	$(12)	$(18)	$(1)	$121
Fixed income	79	10	(9)	(4)	(1)	75
Alternative/Other	139	8	(4)	(7)	5	141
Long-term AUM subtotal	356	32	(25)	(29)	3	337
Liquidity	196	446	(395)	1	(1)	247
Total AUM	$552	$478	$(420)	$(28)	$2	$584
Shares of minority stake assets	6					6

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	Other	At March 31, 2019
Equity	$103	$9	$(8)	$16	$—	$120
Fixed income	68	6	(7)	1	—	68
Alternative/Other	128	5	(4)	5	(1)	133
Long-term AUM subtotal	299	20	(19)	22	(1)	321
Liquidity	164	343	(348)	1	(1)	159
Total AUM	$463	$363	$(367)	$23	$(2)	$480
Shares of minority stake assets	7					6

Average AUM

	Three Months Ended March 31,
$ in billions	2020	2019
Equity	$133	$113
Fixed income	79	68
Alternative/Other	139	131
Long-term AUM subtotal	351	312
Liquidity	206	163
Total AUM	$557	$475
Shares of minority stake assets	6	6
Average Fee Rates

	Three Months Ended March 31,
Fee rate in bps	2020	2019
Equity	77	76
Fixed income	31	32
Alternative/Other	60	68
Long-term AUM	60	63
Liquidity	17	17
Total AUM	44	47
For a description of the asset classes and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2019 Form 10-K.

March 2020 Form 10-Q	14

Management’s Discussion and Analysis

Supplemental Financial Information
Income Tax Matters
Effective Tax Rate from Continuing Operations

	Three Months Ended March 31,
$ in millions	2020	2019
U.S. GAAP	17.1%	16.5%
Adjusted effective income tax rate—non-GAAP[1]	18.5%	19.9%
Net discrete tax provisions/(benefits)
Recurring[2]	$(99)	$(107)
Intermittent[3]	$(31)	$(101)

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
The current quarter includes intermittent net discrete tax benefits associated with the remeasurement of prior years’ tax liabilities. The prior year quarter includes intermittent net discrete tax benefits primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations. See Note 18 to the financial statements for further information.
U.S. Bank Subsidiaries
Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) accept deposits; provide loans to a variety of customers, from large corporate and institutional clients to high net worth individuals; and invest in securities. Lending activity recorded in the U.S. Bank subsidiaries from the Institutional Securities business segment primarily includes loans and lending commitments to corporate clients. Lending activity recorded in the U.S. Bank subsidiaries from the Wealth Management business segment primarily includes securities-based lending, which allows clients to borrow money against the value of qualifying securities, and residential real estate loans.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.” For a further discussion about loans and lending commitments, see Notes 9 and 13 to the financial statements.

U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At March 31, 2020	At December 31, 2019
Assets	$265.4	$219.6
Investment securities portfolio:
Investment securities—AFS	49.0	42.4
Investment securities—HTM	28.7	26.1
Total investment securities	$77.7	$68.5
Deposits[2]	$234.1	$189.3
Wealth Management Loans
Securities-based lending and other[3]	$51.4	$49.9
Residential real estate	31.1	30.2
Total	$82.5	$80.1
Institutional Securities Loans
Corporate[4]:
Corporate relationship and event-driven lending	$15.4	$5.6
Secured lending facilities	28.4	26.8
Securities-based lending and other	5.1	5.4
Commercial and residential real estate	10.3	12.0
Total	$59.2	$49.8

1.	Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.

2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.

3.	Other loans primarily include tailored lending.

4.	For a further discussion of corporate loans in the Institutional Securities business segment, see “Credit Risk—Institutional Securities Corporate Loans” herein.
Other Matters
Planned Acquisition of E*TRADE
On February 20, 2020, we entered into a definitive agreement under which we will acquire E*TRADE Financial Corporation (“E*TRADE”) in an all-stock transaction. In the current quarter, we filed our application with the Federal Reserve and in early April the Hart-Scott-Rodino Antitrust waiting period expired. The acquisition is subject to customary closing conditions, including regulatory approvals and approval by E*TRADE shareholders, and we continue to expect the acquisition to close in the fourth quarter of 2020.
Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates that apply to us. Accounting updates not listed below were assessed and either determined to be not applicable or are not expected to have a significant impact on our financial statements.

15	March 2020 Form 10-Q

Management’s Discussion and Analysis

The following accounting update is currently being evaluated to determine the potential impact of adoption:

•
Reference Rate Reform. This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The relief also allows entities to change certain critical terms of existing hedge accounting relationships that are affected by reference rate reform, and these changes would not require de-designating the hedge accounting relationship. The optional relief can be applied beginning January 1, 2020, and ending December 31, 2022. We plan to apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the course of the reference rate reform transition period.

Critical Accounting Policies
Our financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions (see Note 1 to the financial statements). We believe that of our significant accounting policies (see Note 2 to the financial statements in the 2019 Form 10-K and Note 2 to the financial statements), the fair value, goodwill and intangible assets, legal and regulatory contingencies and income taxes policies involve a higher degree of judgment and complexity. For a further discussion about our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2019 Form 10-K.
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
Total Assets by Business Segment

	At March 31, 2020
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$101,615	$29,803	$91	$131,509
Trading assets at fair value	266,781	389	3,746	270,916
Investment securities	40,662	75,495	—	116,157
Securities purchased under agreements to resell	88,008	16,792	—	104,800
Securities borrowed	71,826	474	—	72,300
Customer and other receivables	58,523	15,216	685	74,424
Loans[1]	66,171	82,516	10	148,697
Other assets[2]	13,903	13,139	1,950	28,992
Total assets	$707,489	$233,824	$6,482	$947,795

	At December 31, 2019
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$67,657	$14,247	$267	$82,171
Trading assets at fair value	293,477	47	3,586	297,110
Investment securities	38,524	67,201	—	105,725
Securities purchased under agreements to resell	80,744	7,480	—	88,224
Securities borrowed	106,199	350	—	106,549
Customer and other receivables	39,743	15,190	713	55,646
Loans[1]	50,557	80,075	5	130,637
Other assets[2]	14,300	13,092	1,975	29,367
Total assets	$691,201	$197,682	$6,546	$895,429
IS—Institutional Securities
WM—Wealth Management
IM—Investment Management

1.
Amounts include loans held for investment, net of allowance, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 9 to the financial statements).

2.	Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities

March 2020 Form 10-Q	16

Management’s Discussion and Analysis

business segment. Total assets increased to $948 billion at March 31, 2020 from $895 billion at December 31, 2019.
Within Wealth Management, assets increased in the investment portfolio comprising Cash and cash equivalents, Investment securities and Securities purchased under agreements to resell, as a result of significantly higher deposits in this segment, and loans continued to grow.
Institutional Securities’ assets were also higher reflecting increases within Cash and cash equivalents, primarily due to higher initial margin related to derivatives; Customer and other receivables, resulting from higher volumes of unsettled transactions in line with market conditions; and loan growth in March in support of client needs. Additionally, within Institutional Securities, Trading assets and Securities borrowed decreased, predominantly driven by corporate equities as the markets declined. The decrease in Trading assets includes a partial offset related to increased derivative exposures related to market volatility.
Liquidity Risk Management Framework
The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and Liquidity Resources, which support our target liquidity profile. For a further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2019 Form 10-K.
At March 31, 2020 and December 31, 2019, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
Liquidity Resources
We maintain sufficient liquidity resources, which are comprised of HQLA and cash deposits with banks (“Liquidity Resources”) to cover daily funding needs and to meet strategic liquidity targets sized by the Required Liquidity Framework and Liquidity Stress Tests. The total amount of Liquidity Resources is actively managed by us considering the following components: unsecured debt maturity profile; balance sheet size and composition; funding needs in a stressed environment, inclusive of contingent cash outflows; legal entity, regional and segment liquidity requirements; regulatory requirements; and collateral requirements.
The amount of Liquidity Resources we hold is based on our risk tolerance and is subject to change depending on market and Firm-specific events. The Liquidity Resources are primarily held within the Parent Company and its major operating subsidiaries. The Total HQLA values in the tables immediately following are different from Eligible HQLA which, in accordance with the LCR rule, also takes into account certain regulatory weightings and other operational considerations.
Liquidity Resources by Type of Investment1

$ in millions	At March 31, 2020	At December 31, 2019
Cash deposits with central banks	$60,719	$35,025
Unencumbered HQLA Securities[2]:
U.S. government obligations	95,619	88,754
U.S. agency and agency mortgage-backed securities	58,342	50,732
Non-U.S. sovereign obligations[3]	30,255	29,909
Other investment grade securities	700	1,591
Total HQLA[2]	$245,635	$206,011
Cash deposits with banks (non-HQLA)	9,499	9,857
Total Liquidity Resources	$255,134	$215,868

1.
In the first quarter of 2020, we changed our internal measure of liquidity from the Global Liquidity Reserve to Liquidity Resources, which is more closely aligned with the regulatory definition of HQLA. Prior periods have been recast to conform to the current presentation.

2.	HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.

3.	Primarily composed of unencumbered U.K., French, Japanese, and German government obligations.

Liquidity Resources by Bank and Non-Bank Legal Entities1

$ in millions	At March 31, 2020	At December 31, 2019	Average Daily Balance Three Months Ended March 31, 2020
Bank legal entities
Domestic	$112,126	$75,894	$83,117
Foreign	5,265	4,049	4,419
Total Bank legal entities	117,391	79,943	87,536
Non-Bank legal entities
Domestic:
Parent Company	53,548	53,128	49,284
Non-Parent Company	33,665	28,905	36,295
Total Domestic	87,213	82,033	85,579
Foreign	50,530	53,892	54,333
Total Non-Bank legal entities	137,743	135,925	139,912
Total Liquidity Resources	$255,134	$215,868	$227,448

1.
In the first quarter of 2020, we changed our internal measure of liquidity from the Global Liquidity Reserve to Liquidity Resources, which is more closely aligned with the regulatory definition of HQLA. Prior periods have been recast to conform to the current presentation.

Liquidity Resources may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt and estimates of funding needs in a stressed environment, among other factors. During the current quarter, cash deposits at central banks have increased, largely driven by an increase in deposits received from customers.

17	March 2020 Form 10-Q

Management’s Discussion and Analysis

Regulatory Liquidity Framework
Liquidity Coverage Ratio
We and our U.S. Bank Subsidiaries are subject to LCR requirements, including a requirement to calculate each entity’s LCR on each business day. The requirements are designed to ensure that banking organizations have sufficient Eligible HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations. The LCR calculation applies weightings (or asset haircuts) to HQLA and excludes certain HQLA held in subsidiaries.
As of March 31, 2020, we and our U.S. Bank Subsidiaries are compliant with the minimum required LCR of 100%. For further information on regulatory developments that have impacted our LCR, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein.
Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2020	December 31, 2019
Eligible HQLA[1]
Cash deposits with central banks	$32,778	$29,597
Securities[2]	140,336	148,221
Total Eligible HQLA[1]	$173,114	$177,818
LCR	127%	134%

1.	Under the LCR rule, Eligible HQLA is calculated using weightings and excluding certain HQLA held in subsidiaries.

2.	Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
The reduction in the LCR was driven by lower average Eligible HQLA amounts, which included the removal from Eligible HQLA of certain securities used to secure intraday credit, following a recent regulatory rule clarification.
Net Stable Funding Ratio
The NSFR requires banking organizations to maintain sufficiently stable sources of funding over a one-year horizon. In 2016, the U.S. banking agencies issued a proposal to implement the NSFR in the U.S.; however, a final rule has not yet been issued. For an additional discussion of the NSFR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Liquidity Framework—Net Stable Funding Ratio” in the 2019 Form 10-K.
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
Secured Financing
For a discussion of our secured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Secured Financing” in the 2019 Form 10-K.
Collateralized Financing Transactions

$ in millions	At March 31, 2020	At December 31, 2019
Securities purchased under agreements to resell and Securities borrowed	$177,100	$194,773
Securities sold under agreements to repurchase and Securities loaned	$57,447	$62,706
Securities received as collateral[1]	$4,711	$13,022

	Average Daily Balance Three Months Ended
$ in millions	March 31, 2020	December 31, 2019
Securities purchased under agreements to resell and Securities borrowed	$177,971	$210,257
Securities sold under agreements to repurchase and Securities loaned	$61,143	$64,870

1.	Included within Trading assets—Corporate equities in the balance sheets.
See “Total Assets by Business Segment” herein for more details on the assets shown in the previous table, Note 2 to the financial statements in the 2019 Form 10-K and Note 8 to the financial statements for more details on collateralized financing transactions.
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
Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition

March 2020 Form 10-Q	18

Management’s Discussion and Analysis

and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2019 Form 10-K.
Deposits

$ in millions	At March 31, 2020	At December 31, 2019
Savings and demand deposits:
Brokerage sweep deposits[1]	$151,618	$121,077
Savings and other	36,886	28,388
Total Savings and demand deposits	188,504	149,465
Time deposits	46,735	40,891
Total	$235,239	$190,356

1.	Amounts represent balances swept from client brokerage accounts.

Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits at March 31, 2020 significantly increased compared with December 31, 2019, primarily driven by higher brokerage sweep and savings deposits as customers sought relative safety away from volatile markets in March. In addition, total deposits increased as a result of higher time deposits. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Coronavirus Disease (COVID-19) Pandemic herein for further information on market and economic conditions.
Borrowings by Remaining Maturity at March 31, 20201

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$8	$2,203	$2,211
Original maturities greater than one year
2020	$8,264	$2,692	$10,956
2021	19,575	4,099	23,674
2022	16,116	3,045	19,161
2023	15,155	2,938	18,093
2024	15,678	4,809	20,487
Thereafter	79,688	20,586	100,274
Total	$154,476	$38,169	$192,645
Total Borrowings	$154,484	$40,372	$194,856
Maturities over next 12 months[2]			$17,153

1.	Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.

2.	Includes only borrowings with original maturities greater than one year.
Borrowings of $195 billion as of March 31, 2020 were relatively unchanged when compared with $193 billion at December 31, 2019.
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
Credit Ratings
We rely on external sources to finance a significant portion of our daily operations. The cost and availability of financing generally are impacted by our credit ratings, among other things. In addition, our credit ratings can have an impact on certain trading revenues, particularly in those businesses where longer-term counterparty performance is a key consideration, such as certain OTC derivative transactions. When determining credit ratings, rating agencies consider both company-specific and industry-wide factors. These include regulatory or legislative changes, the macroeconomic environment and perceived levels of support, among other things. See also “Risk Factors— Liquidity Risk” in the 2019 Form 10-K.
Parent Company and U.S. Bank Subsidiaries' Issuer Ratings at April 30, 2020

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Negative
Moody’s Investors Service, Inc.	P-2	A3	Ratings Under Review
Rating and Investment Information, Inc.	a-1	A	Stable
S&P Global Ratings	A-2	BBB+	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Negative
Moody’s Investors Service, Inc.	P-1	A1	Ratings Under Review
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	A1	Ratings Under Review
S&P Global Ratings	A-1	A+	Stable
On February 21, 2020, Moody’s Investors Service, Inc. placed the Parent Company and U.S. Bank Subsidiaries on review for

19	March 2020 Form 10-Q

Management’s Discussion and Analysis

possible upgrade, changing their outlooks from Positive to Ratings Under Review.
On April 23, 2020, Fitch Ratings, Inc. placed the Parent Company and MSBNA ratings on Negative outlook, a change from Stable, related to their expectation of significant operating environment headwinds due to the disruption to economic activity and financial markets from the COVID-19 pandemic.
Incremental Collateral or Terminating Payments
In connection with certain OTC derivatives and certain other agreements where we are a liquidity provider to certain financing vehicles associated with the Institutional Securities business segment, we may be required to provide additional collateral, immediately settle any outstanding liability balances with certain counterparties or pledge additional collateral to certain clearing organizations in the event of a future credit rating downgrade irrespective of whether we are in a net asset or net liability position. See Note 6 to the financial statements for additional information on OTC derivatives that contain such contingent features.
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
Common Stock Repurchases

	Three Months Ended March 31,
in millions, except for per share data	2020	2019
Number of shares	29	28
Average price per share	$46.01	$42.19
Total	$1,347	$1,180
On March 15, 2020, the Financial Services Forum announced that its eight U.S. Bank members, including us, had voluntarily suspended their share repurchase programs. See “Executive Summary—Coronavirus Disease (COVID-19) Pandemic”

herein for information on the current and possible future effects of the COVID-19 pandemic on our results.
For further information on our common stock repurchases, see Note 16 to the financial statements.
For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”
Common Stock Dividend Announcement

Announcement date	April 16, 2020
Amount per share	$0.35
Date to be paid	May 15, 2020
Shareholders of record as of	April 30, 2020

Preferred Stock Dividend Announcement

Announcement date	March 16, 2020
Date paid	April 15, 2020
Shareholders of record as of	March 31, 2020
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
Contractual Obligations
For a discussion about our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in the 2019 Form 10-K.

March 2020 Form 10-Q	20

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
Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital, and TLAC ratios. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2019 Form 10-K. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.
Risk-Based Regulatory Capital. Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios.
In addition to the minimum risk-based capital ratio requirements, we are subject to the following Common Equity Tier 1 buffers:

•	A greater than 2.5% capital conservation buffer;

•	The G-SIB capital surcharge, currently at 3%; and

•	Up to a 2.5% CCyB, currently set by U.S. banking agencies at zero.
For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2019 Form 10-K.

Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) or (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At March 31, 2020 and December 31, 2019, our ratios for determining regulatory compliance are based on the Advanced Approach and the Standardized Approach rules, respectively.
Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain an SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2%.
As of March 31, 2020, our risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein.

21	March 2020 Form 10-Q

Management’s Discussion and Analysis

Regulatory Capital Ratios

	At March 31, 2020
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$65,195	$65,195
Tier 1 capital		73,896	73,896
Total capital		84,121	83,847
Total RWA		415,002	427,782
Common Equity Tier 1 capital ratio	10.0%	15.7%	15.2%
Tier 1 capital ratio	11.5%	17.8%	17.3%
Total capital ratio	13.5%	20.3%	19.6%

$ in millions		Required Ratio[1]	At March 31, 2020
Leverage-based capital
Adjusted average assets[2]			$910,499
Tier 1 leverage ratio		4.0%	8.1%
Supplementary leverage exposure[3]			$1,185,734
SLR		5.0%	6.2%

	At December 31, 2019
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$64,751	$64,751
Tier 1 capital		73,443	73,443
Total capital		82,708	82,423
Total RWA		394,177	382,496
Common Equity Tier 1 capital ratio	10.0%	16.4%	16.9%
Tier 1 capital ratio	11.5%	18.6%	19.2%
Total capital ratio	13.5%	21.0%	21.5%

$ in millions		Required Ratio[1]	At December 31, 2019
Leverage-based capital
Adjusted average assets[2]			$889,195
Tier 1 leverage ratio		4.0%	8.3%
Supplementary leverage exposure[3]			$1,155,177
SLR		5.0%	6.4%

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

Regulatory Capital

$ in millions	At March 31, 2020	At December 31, 2019	Change
Common Equity Tier 1 capital
Common stock and surplus	$3,727	$5,228	$(1,501)
Retained earnings	71,718	70,589	1,129
AOCI	2,095	(2,788)	4,883
Regulatory adjustments and deductions:
Net goodwill	(7,058)	(7,081)	23
Net intangible assets	(1,924)	(2,012)	88
Other adjustments and deductions[1]	(3,363)	815	(4,178)
Total Common Equity Tier 1 capital	$65,195	$64,751	$444
Additional Tier 1 capital
Preferred stock	$8,520	$8,520	$—
Noncontrolling interests	536	607	(71)
Additional Tier 1 capital	$9,056	$9,127	$(71)
Deduction for investments in covered funds	(355)	(435)	80
Total Tier 1 capital	$73,896	$73,443	$453
Standardized Tier 2 capital
Subordinated debt	$9,090	$8,538	$552
Noncontrolling interests	126	143	(17)
Eligible allowance for credit losses	1,013	590	423
Other adjustments and deductions	(4)	(6)	2
Total Standardized Tier 2 capital	$10,225	$9,265	$960
Total Standardized capital	$84,121	$82,708	$1,413
Advanced Tier 2 capital
Subordinated debt	$9,090	$8,538	$552
Noncontrolling interests	126	143	(17)
Eligible credit reserves	739	305	434
Other adjustments and deductions	(4)	(6)	2
Total Advanced Tier 2 capital	$9,951	$8,980	$971
Total Advanced capital	$83,847	$82,423	$1,424

1.
Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

March 2020 Form 10-Q	22

Management’s Discussion and Analysis

RWA Rollforward

	Three Months Ended March 31, 2020
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2019	$342,684	$228,927
Change related to the following items:
Derivatives	12,902	31,104
Securities financing transactions	(13,755)	837
Securitizations	(768)	(600)
Investment securities	1,626	2,559
Commitments, guarantees and loans	11,162	3,652
Cash	919	591
Equity investments	953	1,003
Other credit risk[1]	4,652	4,925
Total change in credit risk RWA	$17,691	$44,071
Balance at March 31, 2020	$360,375	$272,998
Market risk RWA
Balance at December 31, 2019	$51,493	$51,597
Change related to the following items:
Regulatory VaR	1,971	1,971
Regulatory stressed VaR	287	287
Incremental risk charge	1,737	1,737
Comprehensive risk measure	216	112
Specific risk:
Non-securitization	2,034	2,034
Securitization	(3,111)	(3,111)
Total change in market risk RWA	$3,134	$3,030
Balance at March 31, 2020	$54,627	$54,627
Operational risk RWA
Balance at December 31, 2019	N/A	$101,972
Change in operational risk RWA	N/A	(1,815)
Balance at March 31, 2020	N/A	$100,157
Total RWA	$415,002	$427,782

Regulatory VaR—VaR for regulatory capital requirements

1.	Amounts reflect assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.
Credit risk RWA increased in the current quarter under both the Standardized and Advanced Approaches primarily from an increase in: i) Derivatives exposure, driven by market volatility; ii) Commitments, guarantees and loans, driven by an increase in commitments funded during the current quarter in the Institutional Securities business segment; and iii) Other credit risk, driven by an increase in unsettled transactions. Under the Advanced Approach, the increased exposure in Derivatives and widening credit spreads led to an increase in RWA related to CVA. Partially offsetting the increase in Standardized RWA was a decrease in Securities financing transactions.
Market risk RWA increased in the current quarter under the Standardized Approach and Advanced Approach primarily due to increases in Non-securitization specific risk charges and the Incremental risk charge, both driven by increased exposures in credit products, and an increase in Regulatory VaR mainly as a result of a higher market volatility, partially offset by a decrease in Securitization specific risk charges due to reduced exposures to mortgage-backed securities.
The decrease in operational risk RWA under the Advanced Approach in the current quarter reflects a decline in the severity of execution-related losses.
Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements
The Federal Reserve has established external TLAC, long-term debt (“LTD”) and clean holding company requirements for top-tier BHCs of U.S. G-SIBs (“covered BHCs”), including the Parent Company. These requirements are designed to ensure that covered BHCs will have enough loss-absorbing resources at the point of failure to be recapitalized through the conversion of eligible LTD to equity or otherwise by imposing losses on eligible LTD or other forms of TLAC where an SPOE resolution strategy is used. The External TLAC amount and ratios as of March 31, 2020 are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period. Our External TLAC ratios that were calculated including the full effect of the adoption of CECL also exceeded each respective required ratio as of March 31, 2020.
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At March 31, 2020	At December 31, 2019
External TLAC[2]			$201,486	$196,888
External TLAC as a % of RWA	18.0%	21.5%	47.1%	49.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	17.0%	17.0%
Eligible LTD[3]			$118,778	$113,624
Eligible LTD as a % of RWA	9.0%	9.0%	27.8%	28.8%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	10.0%	9.8%

1.
Required ratios are inclusive of applicable buffers.The final rule imposes TLAC buffer requirements on top of both the risk-based and leverage exposure-based external TLAC minimum requirements. The risk-based TLAC buffer is equal to the sum of 2.5%, the covered BHC's Method 1 G-SIB surcharge and the CCyB, if any, as a percentage of total RWA. The leverage exposure-based TLAC buffer is equal to 2% of the covered BHC's total leverage exposure. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

2.	External TLAC consists of Common Equity Tier 1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.

3.	Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from each respective balance sheet date.
We are in compliance with all relevant TLAC requirements as of March 31, 2020 and December 31, 2019. For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Requirements

23	March 2020 Form 10-Q

Management’s Discussion and Analysis

—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2019 Form 10-K.
Capital Plans and Stress Tests
Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large BHCs, including us, which form part of the Federal Reserve’s annual CCAR framework.
We submitted our 2020 Capital Plan (“Capital Plan”) and company-run stress test results to the Federal Reserve on April 6, 2020. We expect that the Federal Reserve will provide its response to our 2020 Capital Plan and publish summary results of the CCAR and Dodd-Frank Act supervisory stress tests of each large BHC, including us, no later than June 30, 2020. We are required to disclose a summary of the results of our company-run stress tests within 15 days of the date that the Federal Reserve discloses the results of the supervisory stress tests. We may be required to resubmit our Capital Plan under certain circumstances, including in the event of a material change in our risk profile, financial condition or corporate structure. See “Risk Factors” in the 2019 Form 10-K.
For a further discussion of our capital plans and stress tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests” in the 2019 Form 10-K.
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
Average Common Equity Attribution1

	Three Months Ended March 31,
$ in billions	2020	2019
Institutional Securities	$42.8	$40.4
Wealth Management	18.2	18.2
Investment Management	2.6	2.5
Parent	11.1	10.5
Total	$74.7	$71.6

1.	The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
Resolution and Recovery Planning
Pursuant to the Dodd-Frank Act, we are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. Our next resolution plan submission is expected to be a targeted resolution plan in July 2021.
As described in our 2019 resolution plan, which was submitted on June 28, 2019, our preferred resolution strategy is an SPOE strategy. In line with our SPOE strategy, the Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”). In addition, the Parent Company has entered into an amended and restated support agreement with its material entities (including the Funding IHC) and certain other subsidiaries. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its Contributable Assets to our material entities and/or the Funding IHC. The Funding IHC would be obligated to provide capital and liquidity, as applicable, to our material entities. The combined implication of the SPOE resolution strategy and the requirement to maintain certain levels of TLAC is that losses in resolution would be imposed on the holders of eligible long-term debt and other forms of eligible TLAC issued by the Parent Company before any losses are imposed on the holders of the debt securities of our operating subsidiaries or before putting U.S. taxpayers at risk.
For more information about resolution and recovery planning requirements and our activities in these areas, including the implications of such activities in a resolution scenario, see “Business—Supervision and Regulation—Financial Holding Company—Resolution and Recovery Planning,” “Risk Factors—Legal, Regulatory and Compliance Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Resolution and Recovery Planning” in the 2019 Form 10-K.

March 2020 Form 10-Q	24

Management’s Discussion and Analysis

Regulatory Developments
Stress Capital Buffer Final Rule
The Federal Reserve has adopted a final rule to integrate its annual capital planning and stress testing requirements with existing applicable regulatory capital requirements. The final rule, which applies to certain BHCs, including us, introduces a stress capital buffer (“SCB”) and related changes to the capital planning and stress testing processes.
The SCB applies only with respect to Standardized Approach risk-based capital requirements and replaces the existing Common Equity Tier 1 capital conservation buffer, which is 2.5%. The SCB is the greater of (i) the maximum decline in our Common Equity Tier 1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period plus the sum of the four quarters of planned common stock dividends divided by the projected RWAs from the quarter in which the Firm’s projected Common Equity Tier 1 capital ratio reaches its minimum in the supervisory stress test and (ii) 2.5%. Risk-based regulatory capital requirements under the Standardized Approach will include the SCB, as summarized above, as well as our Common Equity Tier 1 GSIB capital surcharge and any applicable Common Equity Tier 1 CCyB.
The final rule makes related changes to capital planning and stress testing processes for BHCs subject to the SCB. In particular, the supervisory stress test will assume that BHCs generally maintain a constant level of assets and RWAs throughout the projection period. In addition, the supervisory stress test will no longer assume that BHCs make all planned capital distributions, although the SCB will incorporate the dollar amount of four quarters of planned common stock dividends, as summarized above.
The final rule does not change regulatory capital requirements under the Advanced Approach, the Tier 1 leverage ratio or the SLR.
The Firm’s initial SCB will be based on the results of the 2020 CCAR supervisory stress test which the Federal Reserve is expected to publish by June 30, 2020. The SCB will take effect on October 1, 2020 and will remain in effect until September 30, 2021, and will be updated annually thereafter based on the results of the annual CCAR supervisory stress test, with a revised SCB taking effect on October 1 each year.
Upon receipt of the SCB, we will evaluate whether to update our Required Capital framework to take into account any changes in our risk-based capital requirements that result from the SCB.
The SCB final rule also includes a transitional arrangement for the third quarter of 2020. Between July 1, 2020 and September 30, 2020, the Firm will be authorized to make capital distributions that do not exceed the four-quarter average of capital distributions for which the Federal Reserve indicated its non-objection in the 2019 capital plan cycle, unless otherwise determined by the Federal Reserve.

Revisions to Definition of Eligible Retained Income
The U.S. banking agencies have adopted an interim final rule amending the definition of eligible retained income in their respective capital rules. As amended, eligible retained income is defined by the Federal Reserve as the greater of (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) the average of net income over the preceding four quarters. This definition applies with respect to any payout restrictions applicable in the event of a breach of any regulatory capital buffers, including any applicable CCyB, G-SIB capital surcharge, capital conservation buffer, the enhanced SLR and, once effective, SCB, which replaces the capital conservation buffer under the Standardized Approach. The interim final rule became effective March 20, 2020.
Separately, the Federal Reserve has adopted an interim final rule amending the definition of eligible retained income under its TLAC rule to be consistent with the revised definition of eligible retained income in the regulatory capital framework, as summarized above. The interim final rule became effective March 26, 2020.

Regulatory Capital and Stress Testing Developments Related to Implementation of CECL
The U.S. banking agencies have adopted an interim final rule altering, for purposes of the regulatory capital and TLAC requirements, the required adoption time period for CECL. Under the interim final rule, banking organizations that implement the new accounting standard before the end of 2020 may elect to follow the three-year transition available under a prior rule or a new five-year transition. This five-year transition involves a two-year delay in recognizing the effects on regulatory capital of the new accounting standard, followed by a three-year transition period during which the electing organization phases out the aggregate capital effects of the two-year delay. The interim final rule became effective March 27, 2020. We have elected to implement the five-year transition for recognizing the potentially adverse effects of the adoption of CECL.
In addition, pursuant to the The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banking organizations are not required to comply with CECL, for purposes of U.S. GAAP accounting, until the earlier of the end of the COVID-19 national emergency declared by the President of the United States on March 15, 2020 under the National Emergencies Act or December 31, 2020. We have not elected to delay our compliance with CECL for purposes of U.S. GAAP accounting.

25	March 2020 Form 10-Q

Management’s Discussion and Analysis

Regulatory Developments in Response to COVID-19
In the United States, the Federal Reserve, the other U.S. state and federal financial regulatory agencies and Congress have taken actions to mitigate disruptions to economic activity and financial stability resulting from COVID-19.
Federal Reserve Actions
The Federal Reserve has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19. Through these facilities and programs, the Federal Reserve has taken steps to directly or indirectly purchase assets or debt instruments from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants.
In addition, the Federal Reserve has taken a range of other actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the Federal Reserve reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The Federal Reserve has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowings by 150 basis points to 0.25% while extending the term of such loans up to 90 days. In addition, effective March 26, 2020, reserve requirements have been reduced to zero.
Acting in concert with the other U.S. banking agencies, the Federal Reserve has also issued statements encouraging banking organizations to use their capital and liquidity buffers as they lend to households and businesses affected by COVID-19. To facilitate banking organizations' use of their capital buffers, the Federal Reserve has revised the definition of eligible retained income applicable in the capital and TLAC frameworks. Additionally, the Federal Reserve has adopted an interim final rule that temporarily excludes U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of our supplementary leverage exposure used in the SLR. For a further discussion about the revised definition of eligible retained income and changes to the SLR calculation, see “Revisions to Definition of Eligible Retained Income” and “Supplementary Leverage Ratio Interim Final Rule,” respectively, herein.
Further, the Federal Reserve along with the other U.S. banking agencies, issued guidance stating that granting certain concessions to borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of the coronavirus pandemic, generally would not be considered TDRs under applicable U.S. GAAP. This guidance also clarifies that efforts to work with borrowers of one-to-four family residential mortgages impacted by the COVID-19 pandemic and meeting certain criteria will not result in such loans being deemed restructured or modified for purposes of U.S. Basel III, and will therefore not be subject to higher regulatory capital requirements.
As of March 31, 2020, we have participated in the PDCF, which provides liquidity to primary dealers through a secured lending facility, and, following the Federal Reserve's statement encouraging banks to use its discount window, we have accessed the discount window. While we continue to assess, we may participate in other of these facilities and programs, including on behalf of clients.
Non-U.S. Central Bank Actions
In addition to actions taken by the Federal Reserve, many non-U.S. central banks have announced similar facilities and programs in response to the economic and market disruptions associated with COVID-19. Firm subsidiaries operating in non-U.S. markets may participate, or perform customer facilitation roles, in such non-U.S. facilities or programs.
The CARES Act
The CARES Act was signed into law on March 27, 2020. Pursuant to the CARES Act, the U.S. Treasury has the authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities affected by the economic effects of COVID-19. Some of these funds may also be used to support the several Federal Reserve programs and facilities described in “Federal Reserve Actions” previously or additional programs or facilities that are established by the Federal Reserve under its Section 13(3) authority and meet certain criteria. Among other provisions, the CARES Act also includes funding for the Small Business Administration to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as TDRs and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts.
The CARES Act also includes several measures that will temporarily adjust existing laws or regulations. These include providing the FDIC with additional authority to guarantee the deposits of solvent insured depository institutions held in non-interest-bearing business transaction accounts to a maximum amount specified by the FDIC, reinstating the FDIC’s Temporary Liquidity Guarantee Authority to guarantee debt obligations of solvent insured depository institutions or depository institution holding companies, temporarily allowing the U.S. Treasury to fully guarantee money market mutual funds and granting additional authority to the OCC to provide certain exemptions to the lending limits imposed on national banks.

March 2020 Form 10-Q	26

Management’s Discussion and Analysis

Supplementary Leverage Ratio Interim Final Rule
In response to the COVID-19 pandemic, the Federal Reserve has adopted an interim final rule that excludes, on a temporary basis, U.S. Treasury securities and deposits at Federal Reserve Banks from our SLR exposure measure from April 1, 2020 to March 31, 2021. This interim final rule does not amend our U.S. Bank Subsidiaries’ SLR requirements.
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
For more information on the U.K.’s withdrawal from the E.U., our related preparations and the potential impact on our operations, see “Risk Factors— International Risk” in the 2019 Form 10-K. For further information regarding our exposure to the U.K., see also “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks."

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
For a further discussion of the expected replacement of the IBORs and/or reform of interest rate benchmarks, and the related risks and our transition plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Other Matters” and “Risk Factors—Risk Management,” respectively, in the 2019 Form 10-K.

27	March 2020 Form 10-Q

Quantitative and Qualitative Disclosures about Risk
Management believes effective risk management is vital to the success of our business activities. For a discussion of our Enterprise Risk Management framework and risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2019 Form 10-K.
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur non-trading market risk, principally within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in alternative and other funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” in the 2019 Form 10-K.
Trading Risks
We are exposed to a wide range of risks related to interest rates, equity prices, foreign exchange rates and commodity prices, and the associated implied volatilities and spreads, related to the global markets in which we conduct our trading activities.
The statistical technique known as VaR is one of the tools we use to measure, monitor and review the market risk exposures of our trading portfolios.
For information regarding our primary risk exposures and market risk management, VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks” in the 2019 Form 10-K.

95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	March 31, 2020
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$62	$32	$62	$24
Equity price	22	15	23	12
Foreign exchange rate	11	8	14	5
Commodity price	12	13	19	10
Less: Diversification benefit[1]	(65)	(33)	N/A	N/A
Primary Risk Categories	$42	$35	$52	$28
Credit Portfolio	25	15	25	12
Less: Diversification benefit[1]	(12)	(10)	N/A	N/A
Total Management VaR	$55	$40	$58	$32

	Three Months Ended
	December 31, 2019
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$26	$28	$31	$24
Equity price	11	14	18	11
Foreign exchange rate	10	9	13	6
Commodity price	10	17	22	10
Less: Diversification benefit[1]	(27)	(33)	N/A	N/A
Primary Risk Categories	$30	$35	$40	$30
Credit Portfolio	15	15	17	13
Less: Diversification benefit[1]	(10)	(11)	N/A	N/A
Total Management VaR	$35	$39	$43	$33

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

While Average total Management VaR and average Management VaR for the Primary Risk Categories were relatively unchanged from the three months ended December 31, 2019, the period-end balance increased. The increase in period-end VaR resulted primarily from the interest rate and credit spread and equity price risk categories, which were predominantly driven by increased market volatility related to COVID-19, and reflected increased exposures in the Fixed Income and Equity businesses related to client facilitation activity and market movements in March 2020. These increases were partially offset by an increased diversification benefit. For information on the impact of COVID-19 on market and economic conditions and their effect on our financial results, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Coronavirus Disease (COVID-19) Pandemic” herein.

March 2020 Form 10-Q	28

Risk Disclosures

Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There were two days with trading losses in the current quarter, one of which exceeded the 95%/one-day Total Management VaR.
Daily 95%/One-Day Total Management VaR for the Current Quarter
($ in millions)
Daily Net Trading Revenues for the Current Quarter
($ in millions)
The previous histogram shows the distribution of daily net trading revenues for the current quarter. Daily net trading revenues include profits and losses from Interest rate and credit spread, Equity price, Foreign exchange rate, Commodity price, and Credit Portfolio positions and intraday trading activities for our trading businesses. Certain items such as fees, commissions and net interest income are excluded from daily net trading revenues and the VaR model. Revenues required for Regulatory VaR backtesting further exclude intraday trading.
Non-Trading Risks
We believe that sensitivity analysis is an appropriate representation of our non-trading risks. The following sensitivity analyses cover substantially all of the non-trading risk in our portfolio.
Credit Spread Risk Sensitivity1

$ in millions	At March 31, 2020	At December 31, 2019
Derivatives	$6	$6
Funding liabilities[2]	39	42

1.	Amounts represent the potential gain for each 1 bps widening of our credit spread.

2.	Relates to Borrowings carried at fair value.
U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At March 31, 2020	At December 31, 2019
Basis point change
+100	$850	$151
-100	(495)	(642)
The previous table presents an analysis of selected instantaneous upward and downward parallel interest rate shocks (subject to a floor of zero percent in the downward scenario) on net interest income over the next 12 months for our U.S. Bank Subsidiaries. These shocks are applied to our 12-month forecast for our U.S. Bank Subsidiaries, which incorporates market expectations of interest rates and our forecasted business activity.
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between March 31, 2020 and December 31, 2019 is primarily driven by lower market rates. Given the current rate environment, the correlation between market rate increases and deposit cost increases is low, and therefore provides an incremental benefit in the +100bps scenario.

29	March 2020 Form 10-Q

Risk Disclosures

Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At March 31, 2020	At December 31, 2019
Investments related to Investment Management activities	$327	$367
Other investments:
MUMSS	173	169
Other Firm investments	197	195
MUMSS—Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.
We have exposure to public and private companies through direct investments, as well as through funds that invest in these assets. These investments are predominantly equity positions with long investment horizons, a portion of which is for business facilitation purposes. The market risk related to these investments is measured by estimating the potential reduction in net income associated with a 10% decline in investment values and related impact on performance-based fees, as applicable. The change in investments sensitivity related to Investment Management activities between March 31, 2020 and December 31, 2019 is primarily driven by lower valuations in private equity funds, related to the decline of global asset prices due to the effect of COVID-19 on economies and markets around the world. For information on the impact of COVID-19 on market and economic conditions and their effect on our financial results, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Coronavirus Disease (COVID-19) Pandemic” herein.
Equity Market Sensitivity
In the Wealth Management and Investment Management business segments, certain fee-based revenue streams are driven by the value of clients’ equity holdings. The overall level of revenues for these streams also depends on multiple additional factors that include, but are not limited to, the level and duration of the equity market increase or decline, price volatility, the geographic and industry mix of client assets, the rate and magnitude of client investments and redemptions, and the impact of such market increase or decline and price volatility on client behavior. Therefore, overall revenues do not correlate completely with changes in the equity markets. For information on the impact of COVID-19 on market and economic conditions and their effect on our financial results, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Coronavirus Disease (COVID-19) Pandemic” herein.
Credit Risk
Credit risk refers to the risk of loss arising when a borrower, counterparty or issuer does not meet its financial obligations to us. We are primarily exposed to credit risk from institutions and individuals through our Institutional Securities and Wealth Management business segments. For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2019 Form 10-K.

The credit environment deteriorated rapidly towards the end of the current quarter, driven by the effect of COVID-19 on economic and market conditions. Within Institutional Securities the effects were notable, with mark-to-market losses on held-for-sale loans and lending commitments and increased allowances for credit losses related to held-for-investment loans and lending commitments, as discussed in Management’s Discussion and Analysis. The uncertain environment also caused an increase in client requests to draw down on lending commitments and market volatility led to increased counterparty credit exposures, both of which are further discussed herein.

In addition, we have begun to have discussions with and receive requests from certain clients for forbearance, or deferral of their loan payments to us, driven or exacerbated by the economic environment and following in part from the U.S. government’s enactment of the CARES Act. These requests and discussions primarily relate to commercial and residential real estate loans. Certain clients have also requested modifications of covenant terms.

The forbearance process is different based on loan and borrower type, among other factors.  In general, qualifying requests for forbearance related to single family residential real estate loans are immediately granted, whereas commercial real estate loan forbearance requires negotiation and approval. Receiving or granting forbearance or modification requests does not necessarily mean that we will incur credit losses. As of April 30, 2020, the principal amount of loans for which forbearance requests are currently active related to near-term payments on commercial real estate loans and residential real estate loans approximated $2 billion and $800 million, respectively.

These trends could continue in future periods given the present uncertain global economic and market conditions. See “Executive Summary—Coronavirus Disease (COVID-19) Pandemic,” and “Risk Factors” herein for further information. See also "Forward Looking Statements" in the 2019 10-K.

March 2020 Form 10-Q	30

Risk Disclosures

Loans and Lending Commitments

	At March 31, 2020
$ in millions	IS	WM	IM1	Total
Loans held for investment, before allowance	$49,358	$82,589	$5	$131,952
Allowance for credit losses	(530)	(87)	—	(617)
Loans held for investment, net of allowance	$48,828	$82,502	$5	$131,335
Loans held for sale	17,343	14	5	17,362
Loans held at fair value	9,573	—	489	10,062
Total loans	$75,744	$82,516	$499	$158,759
Lending commitments[2]	92,911	13,366	—	106,277
Total loans and lending commitments[2]	$168,655	$95,882	$499	$265,036
Total loans, before allowance	$76,274	$82,603	$499	$159,376

	At December 31, 2019
$ in millions	IS	WM	IM1	Total
Loans held for investment, before allowance	$38,290	$80,114	$5	$118,409
Allowance for credit losses	(297)	(52)	—	(349)
Loans held for investment, net of allowance	$37,993	$80,062	$5	$118,060
Loans held for sale	12,564	13	—	12,577
Loans held at fair value	11,075	—	251	11,326
Total loans	$61,632	$80,075	$256	$141,963
Lending commitments[2]	106,886	13,161	21	120,068
Total loans and lending commitments[2]	$168,518	$93,236	$277	$262,031
Total loans, before allowance	$61,929	$80,127	$256	$142,312

1.
Investment Management business segment loans are related to certain of our activities as an investment advisor and manager. At March 31, 2020 and December 31, 2019, loans held at fair value are predominantly the result of the consolidation of CLO vehicles, managed by Investment Management, composed primarily of senior secured corporate loans.

2.
Lending commitments represent the notional amount of legally binding obligations to provide funding to clients for lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

We provide loans and lending commitments to a variety of customers, from large corporate and institutional clients to high net worth individuals. In addition, we purchase loans in the secondary market. Loans and lending commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements in the 2019 Form 10-K.

Total loans and lending commitments increased by approximately $3 billion since December 31, 2019, primarily due to growth in tailored lending and Residential real estate loans within the Wealth Management business segment.  In addition, within the Institutional Securities business segment, there was an increase in Corporate relationship and event-driven lending commitments funded during the current quarter.
See Notes 4, 9 and 13 to the financial statements for further information.

Allowance for Credit Losses Rollforward—Loans and Lending Commitments

$ in millions
December 31, 2019[1]	$590
Effect of CECL adoption	(41)
Gross charge-offs	(32)
Provision	407
Other	(3)
March 31, 2020	$921
Allowance for credit losses—Loans	$617
Allowance for credit losses—Lending commitments	304

1.	At December 31, 2019, the total allowance for credit losses for Loans and Lending commitments was $349 million and $241 million, respectively.
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
The aggregate allowance for loans and lending commitments increased in the current quarter, principally reflecting a provision for credit losses within the Institutional Securities business segment resulting from the economic impact of COVID-19. This provision was primarily the result of higher actual and expected future downgrades, an increase in funded balances, principally in Corporate relationship and event-driven loans, as well as revisions to our forecasts in light of current and expected future market and macroeconomic conditions. See Note 2 to the financial statements for a discussion of the Firm’s allowance for credit loss methodology under CECL.
Status of Loans Held for Investment

	At March 31, 2020		At December 31, 2019
	IS	WM	IS	WM
Current	99.5%	99.9%	99.0%	99.9%
Nonaccrual[1]	0.5%	0.1%	1.0%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.

31	March 2020 Form 10-Q

Risk Disclosures

Institutional Securities Loans and Lending Commitments1

	At March 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$59	$47	$14	$5	$125
A	931	1,456	554	589	3,530
BBB	3,619	5,872	6,867	574	16,932
BB	12,401	11,430	10,186	1,251	35,268
Other NIG	5,865	5,503	4,313	2,242	17,923
Unrated[2]	101	92	286	1,487	1,966
Total loans	22,976	24,400	22,220	6,148	75,744
Lending commitments
AAA	—	50	—	—	50
AA	2,831	818	2,562	30	6,241
A	3,994	7,477	9,150	279	20,900
BBB	8,407	12,732	15,460	731	37,330
BB	3,635	3,986	7,219	1,067	15,907
Other NIG	2,064	2,754	6,604	1,056	12,478
Unrated[2]	3	—	—	2	5
Total lending commitments	20,934	27,817	40,995	3,165	92,911
Total exposure	$43,910	$52,217	$63,215	$9,313	$168,655

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$7	$50	$—	$5	$62
A	955	923	516	277	2,671
BBB	2,297	5,589	3,592	949	12,427
BB	9,031	11,189	9,452	1,449	31,121
Other NIG	4,020	5,635	2,595	1,143	13,393
Unrated[2]	117	82	131	1,628	1,958
Total loans	16,427	23,468	16,286	5,451	61,632
Lending commitments
AAA	—	50	—	—	50
AA	2,838	908	2,509	—	6,255
A	6,461	7,287	9,371	298	23,417
BBB	7,548	13,780	20,560	753	42,641
BB	2,464	5,610	8,333	1,526	17,933
Other NIG	2,193	4,741	7,062	2,471	16,467
Unrated[2]	—	9	107	7	123
Total lending commitments	21,504	32,385	47,942	5,055	106,886
Total exposure	$37,931	$55,853	$64,228	$10,506	$168,518

NIG–Non-investment grade

1.	Counterparty credit ratings are internally determined by CRM.

2.
Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Market Risk” herein.

As a result of the economic impacts of COVID-19, there was an increase in lending commitments funded during the current quarter in the Institutional Securities business segment. The increase was primarily driven by clients with non-investment grade and BBB internal credit ratings, who sought liquidity in a period where, given the economic backdrop, capital markets alternatives to drawing on lines of credit were less available.
Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At March 31, 2020	At December 31, 2019
Industry
Financials	$40,142	$40,992
Real estate	27,190	28,348
Industrials	16,100	13,136
Healthcare	13,582	14,113
Communications services	10,839	12,165
Utilities	10,231	9,905
Information technology	10,019	9,201
Consumer discretionary	9,993	9,589
Energy	9,856	9,461
Consumer staples	9,415	9,724
Materials	5,469	5,577
Insurance	3,961	3,755
Other	1,858	2,552
Total	$168,655	$168,518
The decline in economic activity, driven by the effects of COVID-19, and recent decline in oil prices, have currently impacted borrowers in many industries. The future developments of COVID-19 and its related effect on the economic environment are uncertain and may continue to impact certain sectors and industries, in which we have, or may in the future have, exposure in the form of loans or lending commitments. In addition, refer to “Risk Factors” herein.
The Institutional Securities business segment lending activities include Corporate relationship and event-driven lending, Secured lending facilities, Commercial real estate lending and Securities-based lending and other.
Corporate relationship and event-driven loans and lending commitments typically consist of revolving lines of credit, term loans and bridge loans; may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged. For additional information on event-driven loans, see “Institutional Securities Event-Driven Loans and Lending Commitments” herein.
Secured lending facilities include loans provided to clients, which are primarily secured by loans on underlying real estate or other assets. The underlying loans are associated with various types of collateral, including residential real estate, commercial real estate, corporate and financial assets. These facilities generally provide for overcollateralization. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement and/or a decline in the underlying collateral

March 2020 Form 10-Q	32

Risk Disclosures

value. The Firm monitors collateral levels against the requirements of lending agreements.
Commercial real estate loans are primarily senior, secured by underlying real estate and typically in term loan form.
Securities-based lending and other includes financing extended to sales and trading customers and corporate loans purchased in the secondary market.

Institutional Securities Loans1

$ in millions	At March 31, 2020	At December 31, 2019
Corporate relationship and event-driven lending	$27,058	$11,638
Secured lending facilities	30,493	29,654
Commercial & residential real estate	11,604	13,198
Securities-based lending and other	7,119	7,439
Total Institutional Securities loans	$76,274	$61,929

1.	Amounts include loans held for investment, before the allowance for credit losses, loans held for sale and loans at fair value.
Institutional Securities Event-Driven Loans and Lending Commitments1

	At March 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$3,284	$1,205	$1,527	$1,132	$7,148
Lending commitments	7,312	2,317	1,921	1,507	13,057
Total loans and lending commitments	$10,596	$3,522	$3,448	$2,639	$20,205

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$1,194	$1,024	$839	$390	$3,447
Lending commitments	7,921	5,012	2,285	3,090	18,308
Total loans and lending commitments	$9,115	$6,036	$3,124	$3,480	$21,755

1.	Amounts include loans and lending commitments held for investment, before the allowance for credit losses, and held for sale.
Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period. In the current quarter, credit spreads in the market for these loans and commitments widened significantly, resulting in a substantial slowdown in the volume of sales and syndications, which is a trend that could continue in the future given the current uncertain economic and market conditions. See “Executive Summary—Coronavirus Disease (COVID-19) Pandemic” and “Risk Factors” herein, and Forward Looking Statements in the 2019 Form 10-K.

Institutional Securities Loans and Lending Commitments Held for Investment

	At March 31, 2020		At December 31, 2019
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Corporate relationship and event-driven lending	$15,457	$55,365	$5,426	$61,716
Secured lending facilities	25,805	5,987	24,502	6,105
Commercial & residential real estate[1]	7,430	730	7,859	425
Securities-based lending and other[2]	666	461	503	832
Total, before allowance for credit losses	$49,358	$62,543	$38,290	$69,078
Allowance for credit losses	(530)	(298)	(297)	(236)

1.	Amounts principally comprise Commercial real estate loans and lending commitments.

2.	Amounts principally comprise Other loans and lending commitments.
Institutional Securities Allowance for Credit Losses Rollforward—Loans

$ in millions	Corporate relationship and event-driven lending	Secured lending facilities	Commercial & residential real estate	Securities-based lending and other	Total
December 31, 2019	$115	$101	$75	$6	$297
Effect of CECL adoption	(2)	(42)	34	3	(7)
Gross charge-offs	(32)	—	—	—	(32)
Provision	177	29	66	1	273
Other	—	—	(1)	—	(1)
March 31, 2020	$258	$88	$174	$10	$530

Institutional Securities Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate relationship and event-driven lending	Secured lending facilities	Commercial & residential real estate	Securities-based lending and other	Total
December 31, 2019	$201	$27	$7	$1	$236
Effect of CECL adoption	(41)	(11)	1	—	(51)
Provision	91	16	5	3	115
Other	(2)	—	—	—	(2)
March 31, 2020	$249	$32	$13	$4	$298

33	March 2020 Form 10-Q

Risk Disclosures

Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At March 31, 2020	At December 31, 2019
Corporate relationship and event-driven lending	1.7%	2.1%
Secured lending facilities	0.3%	0.4%
Commercial & residential real estate	2.3%	1.0%
Securities-based lending and other	1.5%	1.2%
Total Institutional Securities loans	1.1%	0.8%
Wealth Management Loans and Lending Commitments

	At March 31, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$43,158	$4,709	$2,141	$1,441	$51,449
Residential real estate loans	14	7	—	31,046	31,067
Total loans	$43,172	$4,716	$2,141	$32,487	$82,516
Lending commitments	10,397	2,382	326	261	13,366
Total loans and lending commitments	$53,569	$7,098	$2,467	$32,748	$95,882

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and other loans	$41,863	$3,972	$2,783	$1,284	$49,902
Residential real estate loans	13	11	—	30,149	30,173
Total loans	$41,876	$3,983	$2,783	$31,433	$80,075
Lending commitments	10,219	2,564	71	307	13,161
Total loans and lending commitments	$52,095	$6,547	$2,854	$31,740	$93,236
The principal Wealth Management business segment lending activities include securities-based lending and residential real estate loans.
Securities-based lending allows clients to borrow money against the value of qualifying securities, generally for any purpose other than purchasing, trading or carrying securities, or refinancing margin debt. For more information about our securities-based lending and residential real estate loans, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” in the 2019 Form 10-K.
For the current quarter, Loans and Lending commitments associated with the Wealth Management business segment increased primarily due to growth in tailored lending and Residential real estate loans.

Wealth Management Allowance for Credit Losses Rollforward—Loans and Lending Commitments

$ in millions
December 31, 2019[1]	$57
Effect of CECL adoption	17
Provision	19
March 31, 2020	$93
Allowance for credit losses—Loans	$87
Allowance for credit losses—Lending commitments	6

1.	At December 31, 2019, the total Allowance for credit losses for Loans and Lending commitments was $52 million and $5 million, respectively.

At March 31, 2020, approximately 75% of Wealth Management residential real estate loans were to borrowers with "Exceptional" or "Very Good" FICO scores (i.e., exceeding 740). Additionally, Wealth Management's securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral, or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans

	At March 31, 2020
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$16,635	$9,546	$26,181

	At December 31, 2019
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$22,216	$9,700	$31,916
The Institutional Securities and Wealth Management business segments provide margin lending arrangements, which allow customers to borrow against the value of qualifying securities, primarily for the purpose of purchasing additional securities, as well as to collateralize short positions. Margin lending activities generally have lower credit risk due to the value of collateral held and their short-term nature. Amounts may fluctuate from period to period as overall client balances change as a result of market levels, client positioning and leverage.
Employee Loans

$ in millions	At March 31, 2020	At December 31, 2019
Currently employed by the Firm	$2,867	N/A
No longer employed by the Firm	150	N/A
Balance	$3,017	$2,980
Allowance for credit losses[1]	(180)	(61)
Balance, net	$2,837	$2,919
Remaining repayment term, weighted average in years	5.0	4.8

1.	The change in Allowance for credit losses includes a $124 million increase due to the adoption of CECL on January 1, 2020.

March 2020 Form 10-Q	34

Risk Disclosures

Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives and are full recourse and generally require periodic repayments. The allowance for credit losses as of March 31, 2020 was calculated under CECL, while the allowance for credit losses at December 31, 2019 was calculated under the prior incurred loss model. The related provision is recorded in Compensation and benefits expense in the income statements. See Note 2 for a description of the CECL allowance methodology, including credit quality indicators, for employee loans. For additional information on employee loans, see Note 9.

Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At March 31, 2020
<1 year	$2,046	$26,829	$55,668	$38,756	$19,369	$142,668
1-3 years	536	6,458	22,788	18,243	13,104	61,129
3-5 years	521	5,952	14,442	10,521	4,718	36,154
Over 5 years	4,257	32,785	93,165	68,387	17,506	216,100
Total, gross	$7,360	$72,024	$186,063	$135,907	$54,697	$456,051
Counterparty netting	(3,472)	(55,991)	(150,333)	(104,343)	(30,638)	(344,777)
Cash and securities collateral	(3,336)	(12,216)	(29,345)	(23,461)	(16,979)	(85,337)
Total, net	$552	$3,817	$6,385	$8,103	$7,080	$25,937

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2019
<1 year	$371	$9,195	$31,789	$22,757	$6,328	$70,440
1-3 years	378	5,150	17,707	11,495	9,016	43,746
3-5 years	502	4,448	9,903	6,881	3,421	25,155
Over 5 years	3,689	24,675	70,765	40,542	14,587	154,258
Total, gross	$4,940	$43,468	$130,164	$81,675	$33,352	$293,599
Counterparty netting	(2,172)	(33,521)	(103,452)	(62,345)	(19,514)	(221,004)
Cash and securities collateral	(2,641)	(8,134)	(22,319)	(14,570)	(10,475)	(58,139)
Total, net	$127	$1,813	$4,393	$4,760	$3,363	$14,456

$ in millions	At March 31, 2020	At December 31, 2019
Industry
Financials	$8,343	$3,448
Utilities	5,226	4,275
Industrials	2,877	914
Healthcare	1,558	991
Regional governments	1,089	791
Not-for-profit organizations	936	657
Sovereign governments	900	403
Energy	891	524
Materials	826	325
Consumer staples	725	129
Information technology	686	659
Communications services	684	381
Consumer discretionary	463	370
Insurance	391	214
Real estate	215	315
Other	127	60
Total	$25,937	$14,456

1.	Counterparty credit ratings are determined internally by CRM.

We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. In the current quarter, our exposure to credit risk arising from OTC derivatives has increased, primarily as a function of the effect of market factors and volatility on the valuation of our positions. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2019 Form 10-K and Note 6 to the financial statements.
Country Risk
Country risk exposure is the risk that events in, or that affect, a foreign country (any country other than the U.S.) might adversely affect us. We actively manage country risk exposure through a comprehensive risk management framework that combines credit and market fundamentals and allows us to effectively identify, monitor and limit country risk. For a further discussion of our country risk exposure see, “Quantitative and Qualitative Disclosures about Risk—Country and Other Risks” in the 2019 Form 10-K.
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

35	March 2020 Form 10-Q

Risk Disclosures

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
Top 10 Non-U.S. Country Exposures at March 31, 2020

United Kingdom
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(238)	$1,327	$1,089
Net counterparty exposure[2]	88	13,314	13,402
Loans	—	2,822	2,822
Lending commitments	—	6,547	6,547
Exposure before hedges	(150)	24,010	23,860
Hedges[3]	(311)	(1,266)	(1,577)
Net exposure	$(461)	$22,744	$22,283

Germany
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,080	$281	$1,361
Net counterparty exposure[2]	127	5,539	5,666
Loans	—	1,649	1,649
Lending commitments	—	3,492	3,492
Exposure before hedges	1,207	10,961	12,168
Hedges[3]	(285)	(874)	(1,159)
Net exposure	$922	$10,087	$11,009

Japan
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,501	$431	$1,932
Net counterparty exposure[2]	78	4,559	4,637
Loans	—	714	714
Lending commitments	—	3	3
Exposure before hedges	1,579	5,707	7,286
Hedges[3]	(92)	(130)	(222)
Net exposure	$1,487	$5,577	$7,064

France
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(427)	$(476)	$(903)
Net counterparty exposure[2]	14	3,734	3,748
Loans	—	935	935
Lending commitments	—	2,919	2,919
Exposure before hedges	(413)	7,112	6,699
Hedges[3]	(6)	(712)	(718)
Net exposure	$(419)	$6,400	$5,981

Canada
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$587	$369	$956
Net counterparty exposure[2]	57	3,221	3,278
Loans	—	629	629
Lending commitments	—	985	985
Exposure before hedges	644	5,204	5,848
Hedges[3]	—	(97)	(97)
Net exposure	$644	$5,107	$5,751

Spain
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$360	$(139)	$221
Net counterparty exposure[2]	3	383	386
Loans	—	3,623	3,623
Lending commitments	—	713	713
Exposure before hedges	363	4,580	4,943
Hedges[3]	—	(132)	(132)
Net exposure	$363	$4,448	$4,811

China
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(432)	$1,487	$1,055
Net counterparty exposure[2]	135	460	595
Loans	—	1,965	1,965
Lending commitments	—	770	770
Exposure before hedges	(297)	4,682	4,385
Hedges[3]	(82)	(82)	(164)
Net exposure	$(379)	$4,600	$4,221

Australia
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,464	$359	$1,823
Net counterparty exposure[2]	16	1,346	1,362
Loans	—	355	355
Lending commitments	—	647	647
Exposure before hedges	1,480	2,707	4,187
Hedges[3]	—	(107)	(107)
Net exposure	$1,480	$2,600	$4,080

Brazil
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$2,384	$79	$2,463
Net counterparty exposure[2]	—	924	924
Loans	—	237	237
Lending commitments	—	64	64
Exposure before hedges	2,384	1,304	3,688
Hedges[3]	(12)	(16)	(28)
Net exposure	$2,372	$1,288	$3,660

March 2020 Form 10-Q	36

Risk Disclosures

India
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,571	$680	$2,251
Net counterparty exposure[2]	—	612	612
Loans	—	235	235
Exposure before hedges	1,571	1,527	3,098
Net exposure	$1,571	$1,527	$3,098

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

3.
Amounts represent net CDS hedges (purchased and sold) on net counterparty exposure and lending executed by trading desks responsible for hedging counterparty and lending credit risk exposures. Amounts are based on the CDS notional amount assuming zero recovery adjusted for any fair value receivable or payable. For further description of the contractual terms for purchased credit protection and whether they may limit the effectiveness of our hedges, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2019 Form 10-K.

Additional Information—Top 10 Non-U.S. Country Exposures

Collateral Held against Net Counterparty Exposure1

$ in millions		At March 31, 2020
Counterparty credit exposure	Collateral[2]
United Kingdom	U.K., U.S. and Spain	$14,985
Germany	Italy and Germany	13,356
Other	Japan, U.S. and Canada	27,025

1.	The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at March 31, 2020.

2.	Collateral primarily consists of cash and government obligations.
Country Risk Exposures Related to the U.K.
At March 31, 2020, our country risk exposures in the U.K. included net exposures of $22,283 million (as shown in the Top 10 Non-U.S. Country Exposures table) and overnight deposits of $5,163 million. The $22,744 million of exposures to non-sovereigns were diversified across both names and sectors and include $7,253 million to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $5,845 million to geographically diversified counterparties, and $8,361 million to exchanges and clearinghouses.
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing). For a further discussion about our operational risk, see “Quantitative and Qualitative Disclosures about Risk—Operational Risk” in the 2019 Form 10-K. In addition, for further information on market and economic conditions and their effects on risk in general, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Coronavirus Disease (COVID-19) Pandemic" and “Risk Factors” herein.
Model Risk
Model risk refers to the potential for adverse consequences from decisions based on incorrect or misused model outputs. Model risk can lead to financial loss, poor business and strategic decision making or damage to our reputation. The risk inherent in a model is a function of the materiality, complexity and uncertainty around inputs and assumptions. Model risk is generated from the use of models impacting financial statements, regulatory filings, capital adequacy assessments and the formulation of strategy. For a further discussion about our model risk, see “Quantitative and Qualitative Disclosures about Risk—Model Risk” in the 2019 Form 10-K.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk” in the 2019 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein. In addition, for further information on market and economic conditions and their effects on risk in general, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Coronavirus Disease (COVID-19) Pandemic” and “Risk Factors” herein.
Legal and Compliance Risk
Legal and compliance risk includes the risk of legal or regulatory sanctions, material financial loss, including fines, penalties, judgments, damages and/or settlements, or loss to reputation that we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with AML, terrorist financing, and anti-corruption rules and regulations. For a further discussion about our legal and compliance risk, see “Quantitative and Qualitative Disclosures about Risk—Legal and Compliance Risk” in the 2019 Form 10-K.

37	March 2020 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of March 31, 2020, and the related condensed consolidated income statements, comprehensive income statements, cash flow statements and statements of changes in total equity for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Firm as of December 31, 2019, and the related consolidated income statement, comprehensive income statement, cash flow statement and statement of changes in total equity for the year then ended (not presented herein) included in the Firm’s Annual Report on Form 10-K; and in our report dated February 27, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
May 5, 2020

March 2020 Form 10-Q	38

Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
in millions, except per share data	2020	2019
Revenues
Investment banking	$1,271	$1,242
Trading	3,056	3,441
Investments	38	273
Commissions and fees	1,360	966
Asset management	3,417	3,049
Other	(1,011)	301
Total non-interest revenues	8,131	9,272
Interest income	3,503	4,290
Interest expense	2,147	3,276
Net interest	1,356	1,014
Net revenues	9,487	10,286
Non-interest expenses
Compensation and benefits	4,283	4,651
Brokerage, clearing and exchange fees	740	593
Information processing and communications	563	532
Professional services	449	514
Occupancy and equipment	365	347
Marketing and business development	132	141
Other	809	553
Total non-interest expenses	7,341	7,331
Income before provision for income taxes	2,146	2,955
Provision for income taxes	366	487
Net income	$1,780	$2,468
Net income applicable to noncontrolling interests	82	39
Net income applicable to Morgan Stanley	$1,698	$2,429
Preferred stock dividends	108	93
Earnings applicable to Morgan Stanley common shareholders	$1,590	$2,336
Earnings per common share
Basic	$1.02	$1.41
Diluted	$1.01	$1.39
Average common shares outstanding
Basic	1,555	1,658
Diluted	1,573	1,677

See Notes to Consolidated Financial Statements	39	March 2020 Form 10-Q

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2020	2019
Net income	$1,780	$2,468
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(132)	(22)
Change in net unrealized gains (losses) on available-for-sale securities	1,325	429
Pension, postretirement and other	25	1
Change in net debt valuation adjustment	3,803	(620)
Total other comprehensive income (loss)	$5,021	$(212)
Comprehensive income	$6,801	$2,256
Net income applicable to noncontrolling interests	82	39
Other comprehensive income (loss) applicable to noncontrolling interests	138	(31)
Comprehensive income applicable to Morgan Stanley	$6,581	$2,248

March 2020 Form 10-Q	40	See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At March 31, 2020	At December 31, 2019
Assets
Cash and cash equivalents	$131,509	$82,171
Trading assets at fair value ($103,637 and $128,386 were pledged to various parties)	270,916	297,110
Investment securities (includes $68,871 and $62,223 at fair value)	116,157	105,725
Securities purchased under agreements to resell (includes $5 and $4 at fair value)	104,800	88,224
Securities borrowed	72,300	106,549
Customer and other receivables	74,424	55,646
Loans:
Held for investment (net of allowance of $617 and $349)	131,335	118,060
Held for sale	17,362	12,577
Goodwill	7,125	7,143
Intangible assets (net of accumulated amortization of $3,281 and $3,204)	2,021	2,107
Other assets	19,846	20,117
Total assets	$947,795	$895,429
Liabilities
Deposits (includes $4,052 and $2,099 at fair value)	$235,239	$190,356
Trading liabilities at fair value	142,076	133,356
Securities sold under agreements to repurchase (includes $775 and $733 at fair value)	45,816	54,200
Securities loaned	11,631	8,506
Other secured financings (includes $6,897 and $7,809 at fair value)	13,058	14,698
Customer and other payables	198,074	197,834
Other liabilities and accrued expenses	19,817	21,155
Borrowings (includes $57,162 and $64,461 at fair value)	194,856	192,627
Total liabilities	860,567	812,732
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,575,500,507 and 1,593,973,680	20	20
Additional paid-in capital	23,428	23,935
Retained earnings	71,518	70,589
Employee stock trusts	3,088	2,918
Accumulated other comprehensive income (loss)	2,095	(2,788)
Common stock held in treasury at cost, $0.01 par value (463,393,472 and 444,920,299 shares)	(19,721)	(18,727)
Common stock issued to employee stock trusts	(3,088)	(2,918)
Total Morgan Stanley shareholders’ equity	85,860	81,549
Noncontrolling interests	1,368	1,148
Total equity	87,228	82,697
Total liabilities and equity	$947,795	$895,429

See Notes to Consolidated Financial Statements	41	March 2020 Form 10-Q

Consolidated Statements of Changes in Total Equity (Unaudited)

	Three Months Ended March 31,

$ in millions	2020	2019
Preferred Stock
Beginning and ending balance	$8,520	$8,520
Common Stock
Beginning and ending balance	20	20
Additional Paid-in Capital
Beginning balance	23,935	23,794
Share-based award activity	(507)	(618)
Other net increases	—	2
Ending balance	23,428	23,178
Retained Earnings
Beginning balance	70,589	64,175
Cumulative adjustments for accounting changes[1]	(100)	63
Net income applicable to Morgan Stanley	1,698	2,429
Preferred stock dividends[2]	(108)	(93)
Common stock dividends[2]	(561)	(513)
Ending balance	71,518	66,061
Employee Stock Trusts
Beginning balance	2,918	2,836
Share-based award activity	170	164
Ending balance	3,088	3,000
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(2,788)	(2,292)
Net change in Accumulated other comprehensive income (loss)	4,883	(181)
Ending balance	2,095	(2,473)
Common Stock Held In Treasury at Cost
Beginning balance	(18,727)	(13,971)
Share-based award activity	788	1,034
Repurchases of common stock and employee tax withholdings	(1,782)	(1,645)
Ending balance	(19,721)	(14,582)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(2,918)	(2,836)
Share-based award activity	(170)	(164)
Ending balance	(3,088)	(3,000)
Non-Controlling Interests
Beginning balance	1,148	1,160
Net income applicable to non-controlling interests	82	39
Net change in Accumulated other comprehensive income (loss)	138	(31)
Ending balance	1,368	1,168
Total Equity	$87,228	$81,892

1.	See Notes 2 and 16 for further information regarding cumulative adjustments for accounting changes.

2.	See Note 16 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	42	March 2020 Form 10-Q

Consolidated Cash Flow Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2020	2019
Cash flows from operating activities
Net income	$1,780	$2,468
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	154	293
Depreciation and amortization	824	658
Provision for (Release of) credit losses on lending activities	407	36
Other operating adjustments	1,044	(92)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	35,079	23,977
Securities borrowed	34,249	(22,578)
Securities loaned	3,125	600
Customer and other receivables and other assets	(23,619)	1,567
Customer and other payables and other liabilities	(4,247)	9,971
Securities purchased under agreements to resell	(16,576)	1,952
Securities sold under agreements to repurchase	(8,384)	(1,811)
Net cash provided by (used for) operating activities	23,836	17,041
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(354)	(529)
Changes in loans, net	(13,243)	(1,329)
Investment securities:
Purchases	(12,924)	(15,895)
Proceeds from sales	3,128	7,875
Proceeds from paydowns and maturities	2,378	2,663
Other investing activities	(93)	(12)
Net cash provided by (used for) investing activities	(21,108)	(7,227)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	259	(1,575)
Deposits	44,694	(8,089)
Proceeds from issuance of Borrowings	20,601	8,091
Payments for:
Borrowings	(14,967)	(11,927)
Repurchases of common stock and employee tax withholdings	(1,782)	(1,645)
Cash dividends	(688)	(663)
Other financing activities	(163)	(56)
Net cash provided by (used for) financing activities	47,954	(15,864)
Effect of exchange rate changes on cash and cash equivalents	(1,344)	(464)
Net increase (decrease) in cash and cash equivalents	49,338	(6,514)
Cash and cash equivalents, at beginning of period	82,171	87,196
Cash and cash equivalents, at end of period	$131,509	$80,682
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$2,123	$2,896
Income taxes, net of refunds	342	245

See Notes to Consolidated Financial Statements	43	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

1. Introduction and Basis of Presentation
The Firm
Morgan Stanley is a global financial services firm that maintains significant market positions in each of its business segments—Institutional Securities, Wealth Management and Investment Management. Morgan Stanley, through its subsidiaries and affiliates, provides a wide variety of products and services to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individuals. Unless the context otherwise requires, the terms “Morgan Stanley” or the “Firm” mean Morgan Stanley (the “Parent Company”) together with its consolidated subsidiaries. See the “Glossary of Common Terms and Acronyms” for the definition of certain terms and acronyms used throughout this Form 10-Q.
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
Basis of Financial Information
The financial statements are prepared in accordance with U.S. GAAP, which requires the Firm to make estimates and assumptions regarding the valuations of certain financial instruments, the valuations of goodwill and intangible assets, the outcome of legal and tax matters, deferred tax assets, allowance for credit losses, and other matters that affect its financial statements and related disclosures. The Firm believes that the estimates utilized in the preparation of its financial statements are prudent and reasonable. Actual results could differ materially from these estimates.
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
The accompanying financial statements should be read in conjunction with the Firm’s financial statements and notes thereto included in the 2019 Form 10-K. Certain footnote disclosures included in the 2019 Form 10-K have been condensed or omitted from these financial statements as they are not required for interim reporting under U.S. GAAP. The financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for the fair presentation of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
For a discussion of the Firm’s significant regulated U.S. and international subsidiaries and its involvement with VIEs, see Note 1 to the financial statements in the 2019 Form 10-K.

March 2020 Form 10-Q	44

Notes to Consolidated Financial Statements (Unaudited)

2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2019 Form 10-K.
During the three months ended March 31, 2020 (“current quarter”), there were no significant revisions to the Firm’s significant accounting policies, other than for the accounting updates adopted.
Accounting Updates Adopted in 2020
See Note 16 for a summary of the Retained earnings impact of this adoption.
Financial Instruments — Credit Losses
The Firm adopted the Financial Instruments - Credit Losses accounting update on January 1, 2020.
This accounting update impacted the impairment model for certain financial assets measured at amortized cost by requiring a CECL methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL replaced the loss model currently applicable to loans held for investment, HTM securities and other receivables carried at amortized cost, such as employee loans.

The update also eliminated the concept of other-than-temporary impairment for AFS securities and instead requires impairments on AFS securities to be recognized in earnings through an allowance when the fair value is less than amortized cost and a credit loss exists, and through a permanent reduction of the amortized cost basis when the securities are expected to be sold before recovery of amortized cost.

For certain portfolios, we determined that there are de minimus or zero expected credit losses; for example, for lending and financing transactions, such as Securities borrowed, Securities purchased under agreements to resell and certain other portfolios where collateral arrangements are being followed. Also, we have zero expected credit losses for certain financial assets based on the credit quality of the borrower or issuer, such as U.S. government and agency securities.

At transition on January 1, 2020, the adoption of this accounting standard resulted in an increase in the allowance for credit losses of $131 million with a corresponding reduction in Retained earnings of $100 million, net of tax. The adoption impact was primarily attributable to a $124 million increase in the allowance for credit losses on employee loans.

The following discussion highlights changes to the Firm’s accounting policies as a result of this adoption.

Instruments Measured at Amortized Cost and Certain Off-Balance Sheet Credit Exposures
Allowance for Credit Losses (“ACL”)
The ACL for financial instruments measured at amortized cost and certain off-balance sheet exposures (e.g., HFI loans and lending commitments, HTM securities, customer and other receivables and certain guarantees) represents an estimate of expected credit losses over the entire life of the financial instrument.
Factors considered by management when determining the ACL include payment status, fair value of collateral, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts. The Firm’s forecasts include assumptions about certain macroeconomic variables including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, as well as commercial real estate and home price indices. At the conclusion of the Firm’s reasonable and supportable forecast period of three years, there is a gradual reversion back to historical averages.
The ACL is measured on a collective basis when similar risk characteristics exist for multiple instruments considering all available information relevant to assessing the collectability of cash flows. Generally, the Firm applies a probability of default (“PD”)/loss given default (“LGD”) model (“PD/LGD model”) for instruments that are collectively assessed, under which the ACL is calculated as the product of PD, LGD and exposure at default (“EAD”). These parameters are forecast for each collective group of loans using a scenario-based statistical model and at the conclusion of the Firm’s reasonable and supportable forecast period, the parameters gradually revert back to historical averages.

If the instrument does not share similar risk characteristics with other instruments, including when it is probable that the Firm will be unable to collect the full payment of principal and interest on the instrument when due, the ACL is measured on an individual basis. The Firm typically applies a discounted cash flow (“DCF”) method for instruments that are individually assessed.

The Firm may also elect to use an approach that considers the fair value of the collateral when measuring the ACL if the loan is collateral dependent (i.e.,repayment of the loan is expected to be provided substantially by the sale or operation of the underlying collateral and the borrower is experiencing financial difficulty).

Additionally, the Firm can elect to use an approach to measure the ACL using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Firm has

45	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

elected to use this approach for certain securities-based loans, customer receivables representing margin loans, Securities purchased under agreements to resell and Securities borrowed.
Credit quality indicators considered in developing the ACL include:

•
Corporate loans and Commercial real estate loans and securities: Internal risk ratings developed by CRM which are refreshed at least annually, and more frequently as necessary. These ratings generally correspond to external ratings published by S&P. The Firm also considers transaction structure, including type of collateral, collateral terms, and position of the obligation within the capital structure. In addition, for Commercial real estate, the Firm considers property type and location, net operating income, LTV ratios, among others, as well as commercial real estate price and credit spread indices and capitalization rates.

•	Residential real estate loans: Loan origination Fair Isaac Corporation (“FICO”) credit scores as determined by independent credit agencies in the United States and loan-to-value (“LTV”) ratios.

•
Employee loans: Employment status, which includes those currently employed by the Firm and for which the Firm can deduct any unpaid amounts due to it through certain compensation arrangements; and those no longer employed by the Firm where such compensation arrangements are no longer applicable.

Consumer loans primarily comprise securities-based loans and therefore the Firm generally measures the ACL on such loans based on the fair value of collateral.
Qualitative and environmental factors such as economic and business conditions, the nature and volume of the portfolio, and lending terms and the volume and severity of past due loans are also considered in the ACL calculations.
Recognition. The Firm recognizes its ACL and provision for credit losses in its balance sheets and income statements, respectively, for on– and off–balance sheet instruments as follows.

	ACL	Provision for credit losses
Instruments measured at amortized cost (e.g., HFI loans, HTM securities and customer and other receivables)	Contra asset	Other revenue
Employee loans	Contra asset	Compensation and benefits expense
Off-balance sheet instruments (e.g., HFI lending commitments and certain guarantees)	Other liabilities and accrued expenses	Other expense
Troubled Debt Restructurings (“TDRs”)
The Firm may modify the terms of certain loans for economic or legal reasons related to a borrower’s financial difficulties by granting one or more concessions that the Firm would not otherwise consider. Such modifications are accounted for and reported as a TDR, except for certain modifications related to the Coronavirus Disease (“COVID-19”) as noted in “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19” herein. A loan that has been modified in a TDR is generally considered to be impaired and is evaluated individually. TDRs are also generally classified as nonaccrual and may be returned to accrual status only after the Firm expects repayment of the remaining contractual principal and interest and there is sustained repayment performance for a reasonable period.
Nonaccrual
The Firm places financial instruments on nonaccrual status if principal or interest is past due for a period of 90 days or more or payment of principal or interest is in doubt unless the obligation is well-secured and in the process of collection, or in certain cases when related to the Coronavirus Disease (“COVID-19”) as noted in “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19” herein. For any instrument placed on nonaccrual status, the Firm reverses any unpaid interest accrued with an offsetting reduction to Interest income. Principal and interest payments received on nonaccrual instruments are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal is not in doubt, interest income is realized on a cash basis. If neither principal nor interest collection is in doubt and the instruments are brought current, instruments are generally placed on accrual status and interest income is recognized using the effective interest method.
Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19
In the first quarter of 2020, the Firm elected to apply the guidance issued by Congress in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as well as by the U.S. banking agencies stating that certain concessions granted to borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of the coronavirus pandemic, generally would not be considered TDRs or nonaccrual.
ACL Write-offs
The Firm writes-off a financial instrument in the period that it is deemed uncollectible and records a reduction in the ACL and the balance of the financial instrument in the balance sheet. However, for accrued interest receivable balances that are separately recorded from the related financial instruments, the Firm's nonaccrual policy requires that accrued interest receivable be written off against Interest income when the related financial instrument is placed in nonaccrual status. Accordingly, the Firm elected not to measure an ACL for accrued interest receivables.

March 2020 Form 10-Q	46

Notes to Consolidated Financial Statements (Unaudited)

Available-for-Sale (“AFS”) Investment Securities

Unrealized Losses on AFS Securities

AFS securities are analyzed as part of the Firm's periodic assessment of credit losses at the individual security level. When considering if a credit loss exists, the Firm considers relevant information as discussed in Note 2 of the 2019 Form 10-K. Upon the adoption of Financial Instruments—Credit Losses, the Firm no longer considers the length of time the fair value has been less than the amortized cost basis in determining whether a credit loss exists.

Recognition. The Firm recognizes its ACL and provision for credit losses for AFS securities in its balance sheets and income statements, respectively, as follows.

	ACL	Provision for credit losses
AFS securities	Contra asset	Other revenue
The Firm recognizes the non-credit loss component of the unrealized loss as an adjustment to the security’s asset balance with an offsetting entry to AOCI in the balance sheets.

For AFS securities in an unrealized loss position as of the balance sheet date that the Firm either has the intent to sell or that the Firm is likely to be required to sell before recovery of its amortized cost basis, any allowance for credit losses previously established is written off and the amortized cost basis is written down to the security’s fair value with any incremental unrealized losses reported in Other revenues.

Nonaccrual & ACL Write-Offs on AFS Securities
AFS securities follow the same nonaccrual and write-off guidance as discussed in “Instruments Measured at Amortized Cost and Certain Off-Balance Sheet Credit Exposures” herein.
3. Cash and Cash Equivalents
Cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks. Cash equivalents are highly liquid investments with remaining maturities of three months or less from the acquisition date that are readily convertible to cash and are not held for trading purposes.

$ in millions	At March 31, 2020	At December 31, 2019
Cash and due from banks	$11,570	$6,763
Interest bearing deposits with banks	119,939	75,408
Total Cash and cash equivalents	$131,509	$82,171
Restricted cash	$56,064	$32,512

Cash and cash equivalents also include Restricted cash such as cash in banks subject to withdrawal restrictions, restricted deposits held as compensating balances and cash segregated in compliance with federal or other regulations, including the minimum reserve requirement set by the Federal Reserve Bank and other central banks.
4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$42,231	$29,105	$99	$—	$71,435
Other sovereign government obligations	29,493	5,017	17	—	34,527
State and municipal securities	—	2,226	1	—	2,227
MABS	—	838	483	—	1,321
Loans and lending commitments[2]	—	4,082	5,980	—	10,062
Corporate and other debt	—	23,448	1,708	—	25,156
Corporate equities[3]	66,409	582	146	—	67,137
Derivative and other contracts:
Interest rate	14,025	253,646	1,367	—	269,038
Credit	—	12,605	753	—	13,358
Foreign exchange	26	112,711	76	—	112,813
Equity	1,041	93,175	1,560	—	95,776
Commodity and other	1,070	17,813	3,384	—	22,267
Netting[1]	(12,720)	(376,568)	(1,301)	(69,653)	(460,242)
Total derivative and other contracts	3,442	113,382	5,839	(69,653)	53,010
Investments[4]	562	204	725	—	1,491
Physical commodities	—	960	—	—	960
Total trading assets[4]	142,137	179,844	14,998	(69,653)	267,326
Investment securities—AFS	35,899	32,972	—	—	68,871
Securities purchased under agreements to resell	—	5	—	—	5
Total assets at fair value	$178,036	$212,821	$14,998	$(69,653)	$336,202

47	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At March 31, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$3,935	$117	$—	$4,052
Trading liabilities:
U.S. Treasury and agency securities	13,273	201	16	—	13,490
Other sovereign government obligations	20,273	836	2	—	21,111
Corporate and other debt	—	9,341	6	—	9,347
Corporate equities[3]	57,134	85	40	—	57,259
Derivative and other contracts:
Interest rate	14,655	242,840	494	—	257,989
Credit	—	12,631	555	—	13,186
Foreign exchange	20	112,552	226	—	112,798
Equity	1,090	89,344	2,936	—	93,370
Commodity and other	1,438	15,280	1,535	—	18,253
Netting[1]	(12,720)	(376,568)	(1,301)	(64,138)	(454,727)
Total derivative and other contracts	4,483	96,079	4,445	(64,138)	40,869
Total trading liabilities	95,163	106,542	4,509	(64,138)	142,076
Securities sold under agreements to repurchase	—	775	—	—	775
Other secured financings	—	6,508	389	—	6,897
Borrowings	—	53,164	3,998	—	57,162
Total liabilities at fair value	$95,163	$170,924	$9,013	$(64,138)	$210,962

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$36,866	$28,992	$22	$—	$65,880
Other sovereign government obligations	23,402	4,347	5	—	27,754
State and municipal securities	—	2,790	1	—	2,791
MABS	—	1,690	438	—	2,128
Loans and lending commitments[2]	—	6,253	5,073	—	11,326
Corporate and other debt	—	22,124	1,396	—	23,520
Corporate equities[3]	123,942	652	97	—	124,691
Derivative and other contracts:
Interest rate	1,265	182,977	1,239	—	185,481
Credit	—	6,658	654	—	7,312
Foreign exchange	15	64,260	145	—	64,420
Equity	1,219	48,927	922	—	51,068
Commodity and other	1,079	7,255	2,924	—	11,258
Netting[1]	(2,794)	(235,947)	(993)	(47,804)	(287,538)
Total derivative and other contracts	784	74,130	4,891	(47,804)	32,001
Investments[4]	481	252	858	—	1,591
Physical commodities	—	1,907	—	—	1,907
Total trading assets[4]	185,475	143,137	12,781	(47,804)	293,589
Investment securities—AFS	32,902	29,321	—	—	62,223
Securities purchased under agreements to resell	—	4	—	—	4
Total assets at fair value	$218,377	$172,462	$12,781	$(47,804)	$355,816

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,920	$179	$—	$2,099
Trading liabilities:
U.S. Treasury and agency securities	11,191	34	—	—	11,225
Other sovereign government obligations	21,837	1,332	1	—	23,170
Corporate and other debt	—	7,410	—	—	7,410
Corporate equities[3]	63,002	79	36	—	63,117
Derivative and other contracts:
Interest rate	1,144	171,025	462	—	172,631
Credit	—	7,391	530	—	7,921
Foreign exchange	6	67,473	176	—	67,655
Equity	1,200	49,062	2,606	—	52,868
Commodity and other	1,194	7,118	1,312	—	9,624
Netting[1]	(2,794)	(235,947)	(993)	(42,531)	(282,265)
Total derivative and other contracts	750	66,122	4,093	(42,531)	28,434
Total trading liabilities	96,780	74,977	4,130	(42,531)	133,356
Securities sold under agreements to repurchase	—	733	—	—	733
Other secured financings	—	7,700	109	—	7,809
Borrowings	—	60,373	4,088	—	64,461
Total liabilities at fair value	$96,780	$145,703	$8,506	$(42,531)	$208,458
MABS—Mortgage- and asset-backed securities

1.
For positions with the same counterparty that cross over the levels of the fair value hierarchy, both counterparty netting and cash collateral netting are included in the column titled “Netting.” Positions classified within the same level that are with the same counterparty are netted within that level. For further information on derivative instruments and hedging activities, see Note 6.

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

Detail of Loans and Lending Commitments at Fair Value

$ in millions	At March 31, 2020	At December 31, 2019
Corporate	$7,711	$8,036
Residential real estate	1,154	1,192
Commercial real estate	1,197	2,098
Total	$10,062	$11,326

Unsettled Fair Value of Futures Contracts1

$ in millions	At March 31, 2020	At December 31, 2019
Customer and other receivables, net	$935	$365

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.
For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the financial statements in the 2019 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.

March 2020 Form 10-Q	48

Notes to Consolidated Financial Statements (Unaudited)

Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended March 31,
$ in millions	2020	2019
U.S. Treasury and agency securities
Beginning balance	$22	$54
Realized and unrealized gains (losses)	5	—
Purchases	85	—
Sales	(21)	(50)
Net transfers	8	3
Ending balance	$99	$7
Unrealized gains (losses)	$5	$—
Other sovereign government obligations
Beginning balance	$5	$17
Realized and unrealized gains (losses)	1	—
Purchases	10	2
Sales	—	(2)
Net transfers	1	(12)
Ending balance	$17	$5
Unrealized gains (losses)	$1	$—
State and municipal securities
Beginning balance	$1	$148
Realized and unrealized gains (losses)	—	1
Purchases	—	10
Sales	—	(44)
Net transfers	—	(103)
Ending balance	$1	$12
Unrealized gains (losses)	$—	$1
MABS
Beginning balance	$438	$354
Realized and unrealized gains (losses)	(89)	(7)
Purchases	158	19
Sales	(140)	(83)
Settlements	—	(3)
Net transfers	116	21
Ending balance	$483	$301
Unrealized gains (losses)	$(92)	$(14)
Loans and lending commitments
Beginning balance	$5,073	$6,870
Realized and unrealized gains (losses)	(102)	—
Purchases and originations	1,952	1,255
Sales	(529)	(108)
Settlements	(1,387)	(820)
Net transfers[1]	973	(854)
Ending balance	$5,980	$6,343
Unrealized gains (losses)	$(101)	$(7)

	Three Months Ended March 31,
$ in millions	2020	2019
Corporate and other debt
Beginning balance	$1,396	$1,076
Realized and unrealized gains (losses)	(92)	43
Purchases	585	204
Sales	(177)	(127)
Settlements	—	(3)
Net transfers	(4)	(132)
Ending balance	$1,708	$1,061
Unrealized gains (losses)	$(90)	$41
Corporate equities
Beginning balance	$97	$95
Realized and unrealized gains (losses)	(60)	6
Purchases	22	51
Sales	(40)	(9)
Net transfers	127	9
Ending balance	$146	$152
Unrealized gains (losses)	$(54)	$7
Investments
Beginning balance	$858	$757
Realized and unrealized gains (losses)	(63)	10
Purchases	15	10
Sales	(8)	(4)
Net transfers	(77)	201
Ending balance	$725	$974
Unrealized gains (losses)	$(64)	$14
Net derivatives: Interest rate
Beginning balance	$777	$618
Realized and unrealized gains (losses)	156	(48)
Purchases	61	24
Issuances	(7)	(19)
Settlements	(42)	(12)
Net transfers	(72)	(12)
Ending balance	$873	$551
Unrealized gains (losses)	$111	$(43)
Net derivatives: Credit
Beginning balance	$124	$40
Realized and unrealized gains (losses)	131	162
Purchases	26	26
Issuances	(21)	(442)
Settlements	(24)	(33)
Net transfers	(38)	(14)
Ending balance	$198	$(261)
Unrealized gains (losses)	$123	$167

49	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
$ in millions	2020	2019
Net derivatives: Foreign exchange
Beginning balance	$(31)	$75
Realized and unrealized gains (losses)	(62)	(113)
Purchases	3	1
Issuances	(8)	—
Settlements	(8)	8
Net transfers	(44)	34
Ending balance	$(150)	$5
Unrealized gains (losses)	$(164)	$3
Net derivatives: Equity
Beginning balance	$(1,684)	$(1,485)
Realized and unrealized gains (losses)	635	(191)
Purchases	97	34
Issuances	(144)	(193)
Settlements	(167)	139
Net transfers	(113)	(64)
Ending balance	$(1,376)	$(1,760)
Unrealized gains (losses)	$566	$(203)
Net derivatives: Commodity and other
Beginning balance	$1,612	$2,052
Realized and unrealized gains (losses)	75	43
Purchases	3	5
Issuances	(3)	(1)
Settlements	157	(81)
Net transfers	5	88
Ending balance	$1,849	$2,106
Unrealized gains (losses)	$22	$(25)
Deposits
Beginning balance	$179	$27
Realized and unrealized losses (gains)	(6)	6
Issuances	12	24
Settlements	(5)	(1)
Net transfers	(63)	43
Ending balance	$117	$99
Unrealized losses (gains)	$(6)	$6
Nonderivative trading liabilities
Beginning balance	$37	$16
Realized and unrealized losses (gains)	(43)	(1)
Purchases	(82)	(6)
Sales	52	23
Net transfers	100	11
Ending balance	$64	$43
Unrealized losses (gains)	$(43)	$(1)
Other secured financings
Beginning balance	$109	$208
Realized and unrealized losses (gains)	(12)	4
Issuances	2	—
Settlements	(115)	(7)
Net transfers	405	(52)
Ending balance	$389	$153
Unrealized losses (gains)	$(12)	$4

	Three Months Ended March 31,
$ in millions	2020	2019
Borrowings
Beginning balance	$4,088	$3,806
Realized and unrealized losses (gains)	(897)	287
Issuances	701	264
Settlements	(234)	(115)
Net transfers	340	(467)
Ending balance	$3,998	$3,775
Unrealized losses (gains)	$(895)	$276
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	(398)	59

1.	Net transfers in the current quarter include the transfer of $857 million of equity margin loans from Level 2 to Level 3 as the unobservable input became significant.
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
Additionally, in the previous tables, consolidations of VIEs are included in Purchases and deconsolidations of VIEs are included in Settlements.

March 2020 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements
Valuation Techniques and Unobservable Inputs

	Balance / Range (Average)[1]
$ in millions, except inputs	At March 31, 2020	At December 31, 2019
Assets Measured at Fair Value on a Recurring Basis
U.S. Treasury and agency securities	$99	$22
Comparable pricing:
Bond price	18 to 117 points (86 points)	N/M
MABS	$483	$438
Comparable pricing:
Bond price	0 to 87 points (43 points)	0 to 96 points (47 points)
Loans and lending commitments	$5,980	$5,073
Margin loan model:
Discount rate	1% to 10% (2%)	1% to 9% (2%)
Volatility skew	13% to 89% (58%)	15% to 80% (28%)
Credit Spread	12 to 109 bps (41 bps)	9 to 39 bps (19 bps)
Comparable pricing:
Loan price	71 to 100 points (92 points)	69 to 100 points (93 points)
Corporate and other debt	$1,708	$1,396
Comparable pricing:
Bond price	10 to 108 points (85 points)	11 to 108 points (84 points)
Discounted cash flow:
Recovery rate	51% to 62% (54% / 51%)	35%
Option model:
At the money volatility	21%	21%
Corporate equities	$146	$97
Comparable pricing:
Equity price	100%	100%
Investments	$725	$858
Discounted cash flow:
WACC	11% to 16% (14%)	8% to 17% (15%)
Exit multiple	7 to 17 times (12 times)	7 to 16 times (11 times)
Market approach:
EBITDA multiple	7 to 22 times (9 times)	7 to 24 times (11 times)
Comparable pricing:
Equity price	50% to 100% (99%)	75% to 100% (99%)
Net derivative and other contracts:
Interest rate	$873	$777
Option model:
IR volatility skew	2% to 183% (68% / 70%)	24% to 156% (63% / 59%)
IR curve correlation	46% to 88% (71% / 73%)	47% to 90% (72% / 72%)
Bond volatility	6% to 35% (25% / 25%)	4% to 15% (13% / 14%)
Inflation volatility	24% to 63% (44% / 41%)	24% to 63% (44% / 41%)
IR curve	0%	1%

Balance / Range (Average)[1]
$ in millions, except inputs	At March 31, 2020	At December 31, 2019
Credit	$198	$124
Credit default swap model:
Cash-synthetic basis	6 points	6 points
Bond price	0 to 98 points (52 points)	0 to 104 points (45 points)
Credit spread	20 to 488 bps (114 bps)	9 to 469 bps (81 bps)
Funding spread	204 to 278 bps (267 bps)	47 to 117 bps (84 bps)
Correlation model:
Credit correlation	40% to 78% (50%)	29% to 62% (36%)
Foreign exchange[2]	$(150)	$(31)
Option model:
IR - FX correlation	21% to 58% (38% / 38%)	32% to 56% (46% / 46%)
IR volatility skew	2% to 183% (68% / 70%)	24% to 156% (63% / 59%)
IR curve	10%	10% to 11% (10% / 10%)
Contingency probability	95%	85% to 95% (94% / 95%)
Equity[2]	$(1,376)	$(1,684)
Option model:
At the money volatility	17% to 78% (45%)	9% to 90% (36%)
Volatility skew	-4% to 0% (-1%)	-2% to 0% (-1%)
Equity correlation	5% to 96% (76%)	5% to 98% (70%)
FX correlation	-79% to 55% (-39%)	-79% to 60% (-37%)
IR correlation	-7% to 44% (19% / 18%)	-11% to 44% (18% / 16%)
Commodity and other	$1,849	$1,612
Option model:
Forward power price	$1 to $137 ($26) per MWh	$3 to $182 ($28) per MWh
Commodity volatility	8% to 145% (18%)	7% to 183% (18%)
Cross-commodity correlation	5% to 99% (93%)	43% to 99% (93%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$117	$179
Option Model:
At the money volatility	7% to 24% (7%)	16% to 37% (20%)
Other secured financings	$389	$109
Discounted cash flow:
Funding spread	106 to 161 bps (121 bps)	111 to 124 bps (117 bps)
Comparable pricing:
Loan price	30 to 101 points (86 points)	N/M
Borrowings	$3,998	$4,088
Option model:
At the money volatility	5% to 55% (31%)	5% to 44% (21%)
Volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
Equity correlation	39% to 98% (81%)	38% to 94% (78%)
Equity - FX correlation	-75% to 17% (-32%)	-75% to 26% (-25%)
IR - FX Correlation	-27% to 7% (-5% / -5%)	-26% to 10% (-7% / -7%)

51	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average)[1]
$ in millions, except inputs	At March 31, 2020	At December 31, 2019
Nonrecurring Fair Value Measurement
Loans	$3,901	$1,500
Corporate loan model:
Credit spread	44 to 600 bps (367 bps)	69 to 446 bps (225 bps)
Warehouse model:
Credit spread	159 to 743 bps (313 bps)	287 to 318 bps (297 bps)
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
For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 3 to the financial statements in the 2019 Form 10-K. During the current quarter, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs.
Net Asset Value Measurements
Fund Interests

	At March 31, 2020		At December 31, 2019
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,219	$557	$2,078	$450
Real estate	1,280	147	1,349	150
Hedge[1]	91	—	94	4
Total	$3,590	$704	$3,521	$604

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

For a description of the Firm’s investments in private equity funds, real estate funds and hedge funds, which are measured based on NAV, see Note 3 to the financial statements in the 2019 Form 10-K.
See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 19 for information regarding unrealized carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at March 31, 2020
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,409	$431
5-10 years	759	173
Over 10 years	51	676
Total	$2,219	$1,280

Nonrecurring Fair Value Measurements
Carrying and Fair Values

	At March 31, 2020
	Fair Value
$ in millions	Level 2	Level 31	Total
Assets
Loans	$5,823	$3,901	$9,724
Liabilities
Other liabilities and accrued expenses—Lending commitments	$321	$247	$568

	At December 31, 2019
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,543	$1,500	$3,043
Other assets—Other investments	$—	$113	$113
Total	$1,543	$1,613	$3,156
Liabilities
Other liabilities and accrued expenses—Lending commitments	$132	$69	$201
Total	$132	$69	$201

1.
For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

March 2020 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended March 31,
$ in millions	2020	2019
Assets
Loans[2]	$(713)	$36
Other assets—Other investments[3]	—	(5)
Other assets—Premises, equipment and software[4]	(3)	(2)
Total	$(716)	$29
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$(316)	$67
Total	$(316)	$67

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

4.	Losses related to Other assets—Premises, equipment and software generally include write-offs related to the disposal of certain assets.
Financial Instruments Not Measured at Fair Value

	At March 31, 2020
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$131,509	$131,509	$—	$—	$131,509
Investment securities—HTM	47,286	32,207	17,149	777	50,133
Securities purchased under agreements to resell	104,795	—	103,451	1,426	104,877
Securities borrowed	72,300	—	72,303	—	72,303
Customer and other receivables[1]	69,923	—	67,086	2,852	69,938
Loans[2]	148,697	—	32,529	114,841	147,370
Other assets	461	—	461	—	461
Financial liabilities
Deposits	$231,187	$—	$231,555	$—	$231,555
Securities sold under agreements to repurchase	45,041	—	45,077	—	45,077
Securities loaned	11,631	—	11,633	—	11,633
Other secured financings	6,161	—	6,167	—	6,167
Customer and other payables[1]	195,211	—	195,211	—	195,211
Borrowings	137,694	—	135,148	10	135,158
	Commitment Amount
Lending commitments[3]	$105,466	$—	$1,668	$1,089	$2,757

	At December 31, 2019
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$82,171	$82,171	$—	$—	$82,171
Investment securities—HTM	43,502	30,661	12,683	789	44,133
Securities purchased under agreements to resell	88,220	—	86,794	1,442	88,236
Securities borrowed	106,549	—	106,551	—	106,551
Customer and other receivables[1]	51,134	—	48,215	2,872	51,087
Loans[2]	130,637	—	22,293	108,059	130,352
Other assets	495	—	495	—	495
Financial liabilities
Deposits	$188,257	$—	$188,639	$—	$188,639
Securities sold under agreements to repurchase	53,467	—	53,486	—	53,486
Securities loaned	8,506	—	8,506	—	8,506
Other secured financings	6,889	—	6,800	92	6,892
Customer and other payables[1]	195,035	—	195,035	—	195,035
Borrowings	128,166	—	133,563	10	133,573
	Commitment Amount
Lending commitments[3]	$119,004	$—	$748	$338	$1,086

1.
Accrued interest and dividend receivables and payables have been excluded. Carrying value approximates fair value for these receivables and payables. As of March 31, 2020 and December 31, 2019, accrued interest receivable was $2.4 billion and $1.7 billion, respectively.

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

53	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

5. Fair Value Option
The Firm has elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At March 31, 2020	At December 31, 2019
Business Unit Responsible for Risk Management
Equity	$25,089	$30,214
Interest rates	25,195	27,298
Commodities	4,681	4,501
Credit	1,179	1,246
Foreign exchange	1,018	1,202
Total	$57,162	$64,461

Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended March 31,
$ in millions	2020	2019
Trading revenues	$3,447	$(2,903)
Interest expense	83	93
Net revenues[1]	$3,364	$(2,996)

1.	Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.
Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended March 31,
	2020		2019
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(5)	$4,948	$(4)	$(816)
Loans and other debt[1]	(281)	—	93	—
Lending commitments	2	—	(1)	—
Deposits	—	72	—	(4)

$ in millions	At March 31, 2020	At December 31, 2019
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$3,022	$(1,998)

1.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.

Difference Between Contractual Principal and Fair Value1

$ in millions	At March 31, 2020	At December 31, 2019
Loans and other debt[2]	$13,654	$13,037
Nonaccrual loans[2]	11,014	10,849
Borrowings[3]	798	(1,665)

1.	Amounts indicate contractual principal greater than or (less than) fair value.

2.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.

3.	Excludes borrowings where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.
The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to transfers of financial assets treated as collateralized financings, pledged commodities and other liabilities that have specified assets attributable to them.
Fair Value Loans on Nonaccrual Status

$ in millions	At March 31, 2020	At December 31, 2019
Nonaccrual loans	$1,150	$1,100
Nonaccrual loans 90 or more days past due	$262	$330

March 2020 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts
At March 31, 2020

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$1,295	$7	$—	$1,302
Foreign exchange	152	83	—	235
Total	1,447	90	—	1,537
Not designated as accounting hedges
Interest rate	252,956	13,730	1,050	267,736
Credit	10,204	3,154	—	13,358
Foreign exchange	109,212	3,191	175	112,578
Equity	44,289	—	51,487	95,776
Commodity and other	17,778	—	4,489	22,267
Total	434,439	20,075	57,201	511,715
Total gross derivatives	$435,886	$20,165	$57,201	$513,252
Amounts offset
Counterparty netting	(328,104)	(16,673)	(54,079)	(398,856)
Cash collateral netting	(59,531)	(1,855)	—	(61,386)
Total in Trading assets	$48,251	$1,637	$3,122	$53,010
Amounts not offset[1]
Financial instruments collateral	(23,868)	—	—	(23,868)
Other cash collateral	(83)	—	—	(83)
Net amounts	$24,300	$1,637	$3,122	$29,059
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,984

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$—	$—	$—
Foreign exchange	54	2	—	56
Total	54	2	—	56
Not designated as accounting hedges
Interest rate	245,978	10,698	1,313	257,989
Credit	9,556	3,630	—	13,186
Foreign exchange	109,225	3,336	181	112,742
Equity	39,606	—	53,764	93,370
Commodity and other	13,661	—	4,592	18,253
Total	418,026	17,664	59,850	495,540
Total gross derivatives	$418,080	$17,666	$59,850	$495,596
Amounts offset
Counterparty netting	(328,104)	(16,673)	(54,079)	(398,856)
Cash collateral netting	(55,307)	(564)	—	(55,871)
Total in Trading liabilities	$34,669	$429	$5,771	$40,869
Amounts not offset[1]
Financial instruments collateral	(8,357)	—	(3,825)	(12,182)
Other cash collateral	(34)	(37)	—	(71)
Net amounts	$26,278	$392	$1,946	$28,616
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				5,601

At December 31, 2019

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$673	$—	$—	$673
Foreign exchange	41	1	—	42
Total	714	1	—	715
Not designated as accounting hedges
Interest rate	179,450	4,839	519	184,808
Credit	4,895	2,417	—	7,312
Foreign exchange	62,957	1,399	22	64,378
Equity	27,621	—	23,447	51,068
Commodity and other	9,306	—	1,952	11,258
Total	284,229	8,655	25,940	318,824
Total gross derivatives	$284,943	$8,656	$25,940	$319,539
Amounts offset
Counterparty netting	(213,710)	(7,294)	(24,037)	(245,041)
Cash collateral netting	(41,222)	(1,275)	—	(42,497)
Total in Trading assets	$30,011	$87	$1,903	$32,001
Amounts not offset[1]
Financial instruments collateral	(15,596)	—	—	(15,596)
Other cash collateral	(46)	—	—	(46)
Net amounts	$14,369	$87	$1,903	$16,359
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$1,900

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$1	$—	$—	$1
Foreign exchange	121	38	—	159
Total	122	38	—	160
Not designated as accounting hedges
Interest rate	168,597	3,597	436	172,630
Credit	4,798	3,123	—	7,921
Foreign exchange	65,965	1,492	39	67,496
Equity	30,135	—	22,733	52,868
Commodity and other	7,713	—	1,911	9,624
Total	277,208	8,212	25,119	310,539
Total gross derivatives	$277,330	$8,250	$25,119	$310,699
Amounts offset
Counterparty netting	(213,710)	(7,294)	(24,037)	(245,041)
Cash collateral netting	(36,392)	(832)	—	(37,224)
Total in Trading liabilities	$27,228	$124	$1,082	$28,434
Amounts not offset[1]
Financial instruments collateral	(7,747)	—	(287)	(8,034)
Other cash collateral	(14)	—	—	(14)
Net amounts	$19,467	$124	$795	$20,386
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,680

1.
Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

See Note 4 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the previous tables.

55	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Notionals of Derivative Contracts
At March 31, 2020

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$10	$144	$—	$154
Foreign exchange	5	2	—	7
Total	15	146	—	161
Not designated as accounting hedges
Interest rate	4,261	8,028	615	12,904
Credit	173	111	—	284
Foreign exchange	3,054	104	10	3,168
Equity	426	—	453	879
Commodity and other	111	—	72	183
Total	8,025	8,243	1,150	17,418
Total gross derivatives	$8,040	$8,389	$1,150	$17,579

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$43	$—	$43
Foreign exchange	6	—	—	6
Total	6	43	—	49
Not designated as accounting hedges
Interest rate	5,085	8,023	545	13,653
Credit	164	124	—	288
Foreign exchange	2,981	104	9	3,094
Equity	352	—	541	893
Commodity and other	89	—	69	158
Total	8,671	8,251	1,164	18,086
Total gross derivatives	$8,677	$8,294	$1,164	$18,135

At December 31, 2019

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$14	$94	$—	$108
Foreign exchange	2	—	—	2
Total	16	94	—	110
Not designated as accounting hedges
Interest rate	4,230	7,398	732	12,360
Credit	136	79	—	215
Foreign exchange	2,667	91	10	2,768
Equity	429	—	419	848
Commodity and other	99	—	61	160
Total	7,561	7,568	1,222	16,351
Total gross derivatives	$7,577	$7,662	$1,222	$16,461

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$71	$—	$71
Foreign exchange	9	2	—	11
Total	9	73	—	82
Not designated as accounting hedges
Interest rate	4,185	6,866	666	11,717
Credit	153	84	—	237
Foreign exchange	2,841	91	14	2,946
Equity	455	—	515	970
Commodity and other	85	—	61	146
Total	7,719	7,041	1,256	16,016
Total gross derivatives	$7,728	$7,114	$1,256	$16,098

The Firm believes that the notional amounts of derivative contracts generally overstate its exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm's derivative instruments and hedging activities, see Note 5 to the financial statements in the 2019 Form 10-K.

March 2020 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

Gains (Losses) on Accounting Hedges

	Three Months Ended
	March 31,
$ in millions	2020	2019
Fair value hedges—Recognized in Interest income
Interest rate contracts	$(64)	$(5)
Investment Securities—AFS	65	5
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$6,667	$1,577
Deposits[1]	(261)	—
Borrowings	(6,432)	(1,621)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$410	$64
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	33	35

Fair Value Hedges—Hedged Items

$ in millions	At March 31, 2020	At December 31, 2019
Investment Securities—AFS
Carrying amount[2] currently or previously hedged	$1,969	$917
Basis adjustments included in carrying amount[3]	$77	$14
Deposits[1]
Carrying amount currently or previously hedged	18,335	5,435
Basis adjustments included in carrying amount[3]	254	(7)
Borrowings
Carrying amount currently or previously hedged	$109,810	$102,456
Basis adjustments included in carrying amount[3]	$9,007	$2,593

1.	The Firm began designating interest rate swaps as fair value hedges of certain Deposits in the fourth quarter of 2019.

2.	Carrying amount represents amortized cost basis for AFS securities.

3.	Hedge accounting basis adjustments are primarily related to outstanding hedges.
Net Derivative Liabilities and Collateral Posted

$ in millions	At March 31, 2020	At December 31, 2019
Net derivative liabilities with credit risk-related contingent features	$33,064	$21,620
Collateral posted	28,502	17,392

The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At March 31, 2020
One-notch downgrade	$325
Two-notch downgrade	377
Bilateral downgrade agreements included in the amounts above[1]	$614

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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at March 31, 2020
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$13	$17	$34	$13	$77
Non-investment grade	9	9	16	5	39
Total	$22	$26	$50	$18	$116
Index and basket CDS
Investment grade	$5	$8	$65	$34	$112
Non-investment grade	7	5	21	17	50
Total	$12	$13	$86	$51	$162
Total CDS sold	$34	$39	$136	$69	$278
Other credit contracts	—	—	—	—	—
Total credit protection sold	$34	$39	$136	$69	$278
CDS protection sold with identical protection purchased					$242

	Years to Maturity at December 31, 2019
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$17	$33	$9	$75
Non-investment grade	9	9	16	1	35
Total	$25	$26	$49	$10	$110
Index and basket CDS
Investment grade	$4	$7	$46	$11	$68
Non-investment grade	7	4	17	10	38
Total	$11	$11	$63	$21	$106
Total CDS sold	$36	$37	$112	$31	$216
Other credit contracts	—	—	—	—	—
Total credit protection sold	$36	$37	$112	$31	$216
CDS protection sold with identical protection purchased					$187

57	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At March 31, 2020	At December 31, 2019
Single-name CDS
Investment grade	$(963)	$1,057
Non-investment grade	(3,350)	(540)
Total	$(4,313)	$517
Index and basket CDS
Investment grade	$(693)	$1,052
Non-investment grade	(4,849)	134
Total	$(5,542)	$1,186
Total CDS sold	$(9,855)	$1,703
Other credit contracts	(4)	(17)
Total credit protection sold	$(9,859)	$1,686

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

Protection Purchased with CDS

	Notional
$ in billions	At March 31, 2020	At December 31, 2019
Single name	$123	$118
Index and basket	153	103
Tranched index and basket	18	15
Total	$294	$236

	Fair Value Asset (Liability)
$ in millions	At March 31, 2020	At December 31, 2019
Single name	$4,152	$(723)
Index and basket	5,176	(1,139)
Tranched index and basket	699	(450)
Total	$10,027	$(2,312)

The Firm enters into credit derivatives, principally CDS, under which it receives or provides protection against the risk of default on a set of debt obligations issued by a specified reference entity or entities. A majority of the Firm’s counterparties for these derivatives are banks, broker-dealers, and insurance and other financial institutions.

The fair value amounts as shown in the previous tables are prior to cash collateral or counterparty netting. For further information on credit derivatives and other contracts, see Note 5 to the financial statements in the 2019 Form 10-K.

March 2020 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

7. Investment Securities
AFS and HTM Securities

	At March 31, 2020
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$34,600	$1,298	$—	$35,898
U.S. agency securities[2]	22,687	717	82	23,322
Total U.S. government and agency securities	57,287	2,015	82	59,220
Corporate and other debt:
Agency CMBS	4,765	244	8	5,001
Corporate bonds	1,828	16	35	1,809
State and municipal securities	1,453	48	48	1,453
FFELP student loan ABS[3]	1,535	—	147	1,388
Total corporate and other debt	9,581	308	238	9,651
Total AFS securities	66,868	2,323	320	68,871
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	29,951	2,256	—	32,207
U.S. agency securities[2]	16,542	607	—	17,149
Total U.S. government and agency securities	46,493	2,863	—	49,356
Corporate and other debt:
Non-agency CMBS	793	4	20	777
Total HTM securities	47,286	2,867	20	50,133
Total investment securities	$114,154	$5,190	$340	$119,004

	At December 31, 2019
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$32,465	$224	$111	$32,578
U.S. agency securities[2]	20,725	249	100	20,874
Total U.S. government and agency securities	53,190	473	211	53,452
Corporate and other debt:
Agency CMBS	4,810	55	57	4,808
Corporate bonds	1,891	17	1	1,907
State and municipal securities	481	22	—	503
FFELP student loan ABS[3]	1,580	1	28	1,553
Total corporate and other debt	8,762	95	86	8,771
Total AFS securities	61,952	568	297	62,223
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	30,145	568	52	30,661
U.S. agency securities[2]	12,589	151	57	12,683
Total U.S. government and agency securities	42,734	719	109	43,344
Corporate and other debt:
Non-agency CMBS	768	22	1	789
Total HTM securities	43,502	741	110	44,133
Total investment securities	$105,454	$1,309	$407	$106,356

1.	Amounts are net of any allowance for credit losses.

2.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.

3.	Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.

In the current quarter, the Firm transferred certain municipal securities from Trading assets into AFS securities as a result of a change in intent due to the severe deterioration in liquidity for these instruments. At March 31, 2020, these securities had a fair value of $441 million.

59	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. agency securities	$931	$7	$3,892	$75	$4,823	$82
Corporate and other debt:
Agency CMBS	30	—	670	8	700	8
Corporate bonds	747	24	58	11	805	35
State and municipal securities	678	48	—	—	678	48
FFELP student loan ABS	349	29	1,038	118	1,387	147
Total corporate and other debt	1,804	101	1,766	137	3,570	238
Total AFS securities	$2,735	$108	$5,658	$212	$8,393	$320

	At December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$4,793	$28	$7,904	$83	$12,697	$111
U.S. agency securities	2,641	20	7,697	80	10,338	100
Total U.S. government and agency securities	7,434	48	15,601	163	23,035	211
Corporate and other debt:
Agency CMBS	2,294	26	681	31	2,975	57
Corporate bonds	194	1	44	—	238	1
FFELP student loan ABS	91	—	1,165	28	1,256	28
Total corporate and other debt	2,579	27	1,890	59	4,469	86
Total AFS securities	10,013	75	17,491	222	27,504	297
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	6,042	52	651	—	6,693	52
U.S. agency securities	2,524	18	2,420	39	4,944	57
Total U.S. government and agency securities	8,566	70	3,071	39	11,637	109
Corporate and other debt:
Non-agency CMBS	167	1	65	—	232	1
Total HTM securities	8,733	71	3,136	39	11,869	110
Total investment securities	$18,746	$146	$20,627	$261	$39,373	$407

For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2. Additionally, the Firm does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of the amortized cost basis. Furthermore, the securities have not experienced credit losses as they are predominantly investment-grade and the Firm expects to recover the amortized cost basis.

As of March 31, 2020, the HTM securities net carrying amount reflects an amortized cost of $47,312 million less an allowance for credit losses of $26 million related to Non-agency CMBS. See Note 2 for a description of the ACL methodology used beginning in 2020 following the Firm's adoption of CECL and see Note 2 to the financial statements in the 2019 Form 10-K for prior period credit loss considerations. There were no securities in an unrealized loss position as of December 31, 2019 that had credit losses. As of March 31, 2020, and December 31, 2019, Non-Agency CMBS HTM securities were all on accrual status and were predominantly investment-grade.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS and FFELP student loan ABS.

March 2020 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities by Contractual Maturity

	At March 31, 2020
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$3,728	$3,770	2.0%
After 1 year through 5 years	27,748	28,791	1.7%
After 5 years through 10 years	3,124	3,337	1.6%
Total	34,600	35,898
U.S. agency securities:
Due within 1 year	235	236	0.8%
After 1 year through 5 years	78	78	1.4%
After 5 years through 10 years	1,293	1,322	1.8%
After 10 years	21,081	21,686	2.3%
Total	22,687	23,322
Total U.S. government and agency securities	57,287	59,220	1.9%
Corporate and other debt:
Agency CMBS:
After 1 year through 5 years	599	605	1.8%
After 5 years through 10 years	3,273	3,488	2.5%
After 10 years	893	908	2.0%
Total	4,765	5,001
Corporate bonds:
Due within 1 year	44	44	2.3%
After 1 year through 5 years	1,439	1,439	2.6%
After 5 years through 10 years	345	326	2.9%
Total	1,828	1,809
State and municipal securities:
After 1 year through 5 years	2	2	3.4%
After 5 years through 10 years	139	142	3.1%
After 10 Years	1,312	1,309	2.8%
Total	1,453	1,453
FFELP student loan ABS:
After 1 year through 5 years	98	87	0.8%
After 5 years through 10 years	307	270	0.9%
After 10 years	1,130	1,031	1.2%
Total	1,535	1,388
Total corporate and other debt	9,581	9,651	2.3%
Total AFS securities	66,868	68,871	2.0%

	At March 31, 2020
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
HTM securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	3,282	3,332	2.6%
After 1 year through 5 years	17,769	18,733	2.0%
After 5 years through 10 years	7,818	8,777	2.2%
After 10 years	1,082	1,365	2.5%
Total	29,951	32,207
U.S. agency securities:
After 5 years through 10 years	50	51	1.8%
After 10 years	16,492	17,098	2.4%
Total	16,542	17,149
Total U.S. government and agency securities	46,493	49,356	2.2%
Corporate and other debt:
Non-agency CMBS:
Due within 1 year	100	99	4.8%
After 1 year through 5 years	107	104	3.7%
After 5 years through 10 years	549	536	3.9%
After 10 years	37	38	4.4%
Total corporate and other debt	793	777	4.0%
Total HTM securities	47,286	50,133	2.3%
Total investment securities	$114,154	$119,004	2.1%

1.	Amounts are net of any allowance for credit losses.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended March 31,
$ in millions	2020	2019
Gross realized gains	$49	$19
Gross realized (losses)	(8)	(9)
Total[1]	$41	$10

1.	Realized gains and losses are recognized in Other revenues in the income statements.

61	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At March 31, 2020
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$249,124	$(144,324)	$104,800	$(98,800)	$6,000
Securities borrowed	76,276	(3,976)	72,300	(67,384)	4,916
Liabilities
Securities sold under agreements to repurchase	$189,937	$(144,121)	$45,816	$(39,114)	$6,702
Securities loaned	15,810	(4,179)	11,631	(11,241)	390
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$5,403
Securities borrowed					1,010
Securities sold under agreements to repurchase					5,325
Securities loaned					134

	At December 31, 2019
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$247,545	$(159,321)	$88,224	$(85,200)	$3,024
Securities borrowed	109,528	(2,979)	106,549	(101,850)	4,699
Liabilities
Securities sold under agreements to repurchase	$213,519	$(159,319)	$54,200	$(44,549)	$9,651
Securities loaned	11,487	(2,981)	8,506	(8,324)	182
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,255
Securities borrowed					1,181
Securities sold under agreements to repurchase					8,033
Securities loaned					101

1.
Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For further discussion of the Firm’s collateralized transactions, see Note 7 to the financial statements in the 2019 Form 10-K. For information related to offsetting of derivatives, see Note 6.

Gross Secured Financing Balances by Remaining Contractual Maturity

	At March 31, 2020
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$65,591	$60,940	$25,746	$37,660	$189,937
Securities loaned	6,824	214	2,034	6,738	15,810
Total included in the offsetting disclosure	$72,415	$61,154	$27,780	$44,398	$205,747
Trading liabilities— Obligation to return securities received as collateral	15,270	—	—	—	15,270
Total	$87,685	$61,154	$27,780	$44,398	$221,017

	At December 31, 2019
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$67,158	$81,300	$26,904	$38,157	$213,519
Securities loaned	2,378	3,286	516	5,307	11,487
Total included in the offsetting disclosure	$69,536	$84,586	$27,420	$43,464	$225,006
Trading liabilities— Obligation to return securities received as collateral	23,877	—	—	—	23,877
Total	$93,413	$84,586	$27,420	$43,464	$248,883
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At March 31, 2020	At December 31, 2019
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$77,557	$68,895
State and municipal securities	689	905
Other sovereign government obligations	88,871	109,414
ABS	2,278	2,218
Corporate and other debt	7,369	6,066
Corporate equities	12,710	25,563
Other	463	458
Total	$189,937	$213,519
Securities loaned
Other sovereign government obligations	$4,876	$3,026
Corporate equities	10,277	8,422
Other	657	39
Total	$15,810	$11,487
Total included in the offsetting disclosure	$205,747	$225,006
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$15,263	$23,873
Other	7	4
Total	$15,270	$23,877
Total	$221,017	$248,883

March 2020 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At March 31, 2020	At December 31, 2019
Trading assets	$40,345	$41,201
Loans (before allowance for credit losses)	1,158	750
Total	$41,503	$41,951

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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At March 31, 2020	At December 31, 2019
Collateral received with right to sell or repledge	$604,450	$679,280
Collateral that was sold or repledged[1]	483,708	539,412

1.	Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.
Segregated Securities

$ in millions	At March 31, 2020	At December 31, 2019
Segregated securities[1]	35,491	25,061

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.
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
Customer Margin Lending

$ in millions	At March 31, 2020	At December 31, 2019
Customer receivables representing margin loans	$26,181	$31,916

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
For a further discussion of the Firm’s margin lending activities, see Note 7 to the financial statements in the 2019 Form 10-K.
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 12.
9. Loans, Lending Commitments and Related Allowance for Credit Losses
Loans by Type

	At March 31, 2020
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate[1]	$61,474	$15,525	$76,999
Consumer[2]	31,948	—	31,948
Residential real estate	31,100	14	31,114
Commercial real estate	7,430	1,823	9,253
Total loans, before allowance	131,952	17,362	149,314
Allowance for credit losses	(617)	—	(617)
Total loans, net	$131,335	$17,362	$148,697
Fixed rate loans, net			$25,155
Floating or adjustable rate loans, net			123,542
Loans to non-U.S. borrowers, net			24,633

63	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2019
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate[1]	$48,756	$10,515	$59,271
Consumer[2]	31,610	—	31,610
Residential real estate	30,184	13	30,197
Commercial real estate	7,859	2,049	9,908
Total loans, before allowance	118,409	12,577	130,986
Allowance for credit losses	(349)	—	(349)
Total loans, net	$118,060	$12,577	$130,637
Fixed rate loans, net			$22,716
Floating or adjustable rate loans, net			107,921
Loans to non-U.S. borrowers, net			21,617

1.
Institutional Securities business segment Corporate loans include relationship and event-driven loans, secured lending facilities and securities-based lending and other loans. Wealth Management business segment Corporate loans include securities-based and other loans, which are classified as Corporate based on the nature of the borrowing entity or the intended use of the loan proceeds.

2.	Wealth Management business segment Consumer loans include securities-based lending and other loans.

Loans Held for Investment before Allowance by Origination Year

	At March 31, 2020
	Corporate
$ in millions	AA-A	BBB	BB	Other NIG	Total
Revolving Loans	$3,418	$16,474	$19,772	$8,193	$47,857
2020 YTD	122	671	456	23	1,272
2019	631	1,234	1,940	444	4,249
2018	37	2,083	1,096	493	3,709
2017	358	639	500	82	1,579
2016	74	547	505	60	1,186
Prior	641	311	595	75	1,622
Total	$5,281	$21,959	$24,864	$9,370	$61,474

At March 31, 2020
$ in millions	Consumer[1]
Revolving Loans	$31,362
2020 YTD	62
2019	382
2018	—
2017	16
2016	57
Prior	69
Total	$31,948

1.
Consumer loans primarily comprise securities-based loans, which are subject to collateral maintenance provisions, and at March 31, 2020, these loans are predominantly over-collateralized. For more information on the ACL methodology related to Consumer loans, see Note 2.

	At March 31, 2020
	Residential Real Estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving Loans	$103	$40	$6	$149	$—	$149
2020 YTD	1,865	369	35	2,143	126	2,269
2019	6,239	1,397	179	7,290	525	7,815
2018	2,699	770	90	3,277	282	3,559
2017	3,248	817	116	3,882	299	4,181
2016	3,924	1,074	152	4,804	346	5,150
Prior	5,659	1,963	355	7,101	876	7,977
Total	$23,737	$6,430	$933	$28,646	$2,454	$31,100

	At March 31, 2020
	Commercial Real Estate
$ in millions	AA-A	BBB	BB	Other NIG	Total
Revolving Loans	$5	$—	$—	$—	$5
2020 YTD	—	—	167	23	190
2019	—	539	2,056	360	2,955
2018	10	723	764	421	1,918
2017	—	217	577	344	1,138
2016	134	100	352	172	758
Prior	10	—	285	171	466
Total	$159	$1,579	$4,201	$1,491	$7,430
YTD–Year to date

Past Due Status of Loans Held for Investment before Allowance

	At March 31, 2020
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate
Current	$61,466	$31,948	$30,883	$7,430
Past due[1]	8	—	217	—
Total	$61,474	$31,948	$31,100	$7,430

1.	The majority of the amounts are less than 60 days past due as of March 31, 2020.

See Note 2 for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans beginning in 2020.
Loans Held for Investment before Allowance1

	At December 31, 2019
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Pass	$47,681	$31,605	$30,060	$7,664	$117,010
Special mention	464	—	28	3	495
Substandard	605	5	96	192	898
Doubtful	6	—	—	—	6
Total	$48,756	$31,610	$30,184	$7,859	$118,409

1.	There were no loans held for investment considered Loss as of December 31, 2019.

March 2020 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans and Lending Commitments before Allowance

	At December 31, 2019
$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
Loans
With allowance	$268	$—	$—	$85	$353
Without allowance[1]	32	5	87	—	124
Total impaired loans	$300	$5	$87	$85	$477
UPB	309	5	90	85	489
Lending commitments
With allowance	$4	$—	$—	$14	$18
Without allowance[1]	32	—	—	—	32
Total impaired lending commitments	$36	$—	$—	$14	$50

1.	No allowance was recorded for these loans and lending commitments as the present value of the expected future cash flows or value of the collateral equaled or exceeded the carrying value.
Loans and lending commitments in the previous table were evaluated for a specific allowance. All remaining loans and lending commitments were assessed under the inherent allowance methodology.
Impaired Loans before Allowance and Total Allowance by Region

	At December 31, 2019
$ in millions	Americas	EMEA	Asia	Total
Impaired loans	$392	$85	$—	$477
Total Allowance for credit losses	270	76	3	349
Troubled Debt Restructurings

$ in millions	At March 31, 2020	At December 31, 2019
Loans, before allowance	$132	$92
Lending commitments	33	32
Allowance for credit losses on Loans and Lending commitments	26	16
Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. As of December 31, 2019, impaired loans and lending commitments classified as held for investment within corporate loans include TDRs. See Note 2 for further information on TDR guidance issued by Congress in the CARES Act as well as by the U.S. banking agencies.
For a discussion of the Firm’s ACL methodology under the prior incurred loss model, including credit quality indicators, used for HFI loans as of December 31, 2019, and a further discussion of the Firm's loans, including loan types and categories, see Notes 2 and 8 in the 2019 Form 10-K.

Allowance for Credit Losses Rollforward—Loans

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2019	$241	$8	$25	$75	$349
Effect of CECL adoption	(31)	(6)	21	25	9
Gross charge-offs	(32)	—	—	—	(32)
Provision (release)	215	1	1	75	292
Other	—	—	—	(1)	(1)
March 31, 2020	$393	$3	$47	$174	$617

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2018	$144	$7	$20	$67	$238
Provision (release)	26	(1)	2	—	27
Other	(6)	—	—	—	(6)
March 31, 2019	$164	$6	$22	$67	$259
Inherent	$150	$6	$22	$67	$245
Specific	14	—	—	—	14

Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2019	$232	$2	$—	$7	$241
Effect of CECL adoption	(53)	(1)	3	1	(50)
Provision (release)	110	—	—	5	115
Other	(1)	—	—	(1)	(2)
March 31, 2020	$288	$1	$3	$12	$304

$ in millions	Corporate	Consumer	Residential Real Estate	Commercial Real Estate	Total
December 31, 2018	$198	$2	$—	$3	$203
Provision (release)	8	—	—	1	9
Other	—	(1)	—	—	(1)
March 31, 2019	$206	$1	$—	$4	$211
Inherent	$202	$1	$—	$4	$207
Specific	4	—	—	—	4

The aggregate allowance for loans and lending commitments increased in the current quarter, principally reflecting a provision for credit losses within the Institutional Securities business segment resulting from the economic impact of COVID-19. This provision was primarily the result of higher actual and expected future downgrades, an increase in funded balances, principally in Corporate relationship and event-driven loans, as well as revisions to our forecasts in light of current and expected future market and macroeconomic conditions. For a further discussion of the Firm’s loans, including loan types and categories, as well as the Firm’s allowance methodology prior to the adoption of CECL, refer to Notes 2 and 8 to the financial statements in the 2019 Form 10-K. See Note 4 for further

65	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Employee Loans

$ in millions	At March 31, 2020	At December 31, 2019
Currently employed by the Firm[1]	$2,867	N/A
No longer employed by the Firm[2]	150	N/A
Balance	$3,017	$2,980
Allowance for credit losses[3]	(180)	(61)
Balance, net	$2,837	$2,919
Remaining repayment term, weighted average in years	5.0	4.8

1.	These loans are predominantly current.

2.	These loans are predominantly past due for a period of 90 days or more.

3.	The change in Allowance for credit losses includes a $124 million increase due to the adoption of CECL in the first quarter of 2020.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheets. The allowance for credit losses as of March 31, 2020 was calculated under the CECL methodology, while the allowance for credit losses at December 31, 2019 was calculated under the prior incurred loss model. The related provision is recorded in Compensation and benefits expense in the income statements. See Note 2 for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.

March 2020 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

10. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At March 31, 2020	At December 31, 2019
Investments	$2,413	$2,363

	Three Months Ended March 31,
$ in millions	2020	2019
Income (loss)	$29	$(10)

Equity method investments, other than investments in certain fund interests, are summarized above and are included in Other assets in the balance sheets with related income or loss included in Other revenues in the income statements. See “Net Asset Value Measurements—Fund Interests” in Note 4 for the carrying value of certain of the Firm’s fund interests, which are comprised of general and limited partnership interests, as well as any related carried interest.
Japanese Securities Joint Venture

	Three Months Ended March 31,
$ in millions	2020	2019
Income (loss) from investment in MUMSS	$32	$3

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

11. Deposits
Deposits

$ in millions	At March 31, 2020	At December 31, 2019
Savings and demand deposits	$188,504	$149,465
Time deposits	46,735	40,891
Total	$235,239	$190,356
Deposits subject to FDIC insurance	$176,034	$149,966
Time deposits that equal or exceed the FDIC insurance limit	$12	$12

Time Deposit Maturities

$ in millions	At March 31, 2020
2020	$16,656
2021	16,836
2022	4,883
2023	4,070
2024	2,788
Thereafter	1,502
Total	$46,735

12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At March 31, 2020	At December 31, 2019
Original maturities of one year or less	$2,211	$2,567
Original maturities greater than one year
Senior	$181,477	$179,519
Subordinated	11,168	10,541
Total	$192,645	$190,060
Total borrowings	$194,856	$192,627
Weighted average stated maturity, in years[1]	7.6	6.9

1.	Only includes borrowings with original maturities greater than one year.

67	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Other Secured Financings

$ in millions	At March 31, 2020	At December 31, 2019
Original maturities:
One year or less	$7,304	$7,103
Greater than one year	4,682	6,480
Transfers of assets accounted for as secured financings	1,072	1,115
Total	$13,058	$14,698

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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at March 31, 2020
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$23,055	$28,998	$41,269	$3,174	$96,496
Consumer	8,112	23	3	—	8,138
Residential and commercial real estate	163	1,179	49	252	1,643
Forward-starting secured financing receivables	80,666	219	—	—	80,885
Central counterparty[1]	300	—	—	12,344	12,644
Underwriting	206	—	—	—	206
Investment activities	992	226	58	265	1,541
Letters of credit and other financial guarantees	174	2	—	2	178
Total	$113,668	$30,647	$41,379	$16,037	$201,731
Corporate lending commitments participated to third parties					$7,226
Forward-starting secured financing receivables settled within three business days					$71,096

1.
Beginning in the first quarter of 2020, commitments to central counterparties are presented separately; these commitments were previously included in Corporate Lending commitments and Forward-starting secured financing receivables depending on the type of agreement. These commitments relate to the Firm's membership in certain clearinghouses and are contingent upon the default of a clearinghouse member or other stress events.

Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 13 to the financial statements in the 2019 Form 10-K.
Guarantees
Maximum Potential Payout/Notional of Obligations under Guarantee Arrangements

	Years to Maturity at March 31, 2020
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$33,900	$38,934	$136,167	$68,581	$277,582
Other credit contracts	—	—	—	107	107
Non-credit derivatives	1,571,566	1,474,498	902,550	769,204	4,717,818
Standby letters of credit and other financial guarantees issued[1]	1,200	1,006	1,301	3,840	7,347
Market value guarantees	102	35	—	—	137
Liquidity facilities	4,047	—	—	—	4,047
Whole loan sales guarantees	—	—	2	23,193	23,195
Securitization representations and warranties	—	—	—	68,881	68,881
General partner guarantees	59	137	12	92	300
Client clearing guarantees	17	—	—	—	17

$ in millions	Carrying Amount Asset (Liability)
Credit derivatives[2]	$(9,855)
Other credit contracts	(4)
Non-credit derivatives[2]	(146,854)
Standby letters of credit and other financial guarantees issued[1]	111
Market value guarantees	—
Liquidity facilities	6
Whole loan sales guarantees	—
Securitization representations and warranties[3]	(42)
General partner guarantees	(62)
Client clearing guarantees	—

1.
These amounts include certain issued standby letters of credit participated to third parties, totaling $0.7 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of March 31, 2020, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $57 million.

2.	The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 6.

3.	Primarily related to residential mortgage securitizations.

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

March 2020 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

contracts that contingently require the Firm to make payments to the guaranteed party based on another entity’s failure to perform under an agreement, as well as indirect guarantees of the indebtedness of others.
Client Clearing Guarantees. In the first quarter of 2020, FICC’s sponsored clearing model was updated such that the Firm could be responsible for liquidation of a sponsored member’s account and guarantees any resulting loss to the FICC in the event the sponsored member fails to fully pay any net liquidation amount due from the sponsored member to the FICC. Accordingly, the Firm’s maximum potential payout amount as of March 31, 2020 reflects the total of the estimated net liquidation amounts for sponsored member accounts.
For more information on the nature of the obligations and related business activities for our guarantees, see Note 13 to the financial statements in the 2019 Form 10-K.
Other Guarantees and Indemnities
In the normal course of business, the Firm provides guarantees and indemnifications in a variety of transactions. These provisions generally are standard contractual terms. Certain of these guarantees and indemnifications related to indemnities, exchange and clearinghouse member guarantees and merger and acquisition guarantees are described in Note 13 to the financial statements in the 2019 Form 10-K.
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

Contingencies

Legal
In addition to the matters described in the following paragraphs, in the normal course of business, the Firm has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or are in financial distress. These actions have included, but are not limited to, residential mortgage and credit crisis-related matters.
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

69	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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
On September 23, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Firm in the Supreme Court of NY styled Financial Guaranty Insurance

Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees and interest. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On September 13, 2018, the First Department affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss. On December 20, 2018, the First Department denied plaintiff’s motion for leave to appeal its decision to the New York Court of Appeals ("Court of Appeals") or, in the alternative, for re-argument. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post- judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
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

March 2020 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

to appeal to the Court of Appeals. On March 19, 2020, the Firm filed a motion for partial summary judgment. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and a monoline insurer that the Firm did not repurchase, plus pre- and post-judgment interest, fees and costs, but plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) has challenged, in the District Court in Amsterdam, the prior set-off by the Firm of approximately €124 million (approximately $137 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims. On June 4, 2018, the Dutch Authority filed an appeal before the Court of Appeal in Amsterdam in matters re-styled Case number 18/00318 and Case number 18/00319. On June 26 and July 2, 2019, a hearing of the Dutch Authority’s appeal was held. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately €124 million (approximately $137 million) plus accrued interest.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At March 31, 2020		At December 31, 2019
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$728	$415	$696	$391
MABS[1]	368	108	265	4
Other[2]	934	44	987	66
Total	$2,030	$567	$1,948	$461
OSF—Other structured financings

1.
Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets and may be in loan or security form. The value of assets is determined based on the fair value of the liabilities and the interests owned by the Firm in such VIEs as the fair values for the liabilities and interests owned are more observable.

2.	Other primarily includes operating entities, investment funds and structured transactions.

Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At March 31, 2020	At December 31, 2019
Assets
Cash and cash equivalents	$328	$488
Trading assets at fair value	1,234	943
Customer and other receivables	16	18
Intangible assets	107	111
Other assets	345	388
Total	$2,030	$1,948
Liabilities
Other secured financings	$519	$422
Other liabilities and accrued expenses	48	39
Total	$567	$461
Noncontrolling interests	$245	$192

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

71	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Non-consolidated VIEs

	At March 31, 2020
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$124,211	$1,881	$6,585	$2,263	$51,280
Maximum exposure to loss[3]
Debt and equity interests	$15,173	$254	$277	$1,086	$10,468
Derivative and other contracts	—	—	4,047	—	3,659
Commitments, guarantees and other	572	—	—	—	334
Total	$15,745	$254	$4,324	$1,086	$14,461
Carrying value of variable interests—Assets
Debt and equity interests	$15,173	$254	$277	$1,084	$10,468
Derivative and other contracts	—	—	6	—	835
Total	$15,173	$254	$283	$1,084	$11,303
Additional VIE assets owned[4]					$11,024
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$272

	At December 31, 2019
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$125,603	$2,976	$6,965	$2,288	$51,305
Maximum exposure to loss[3]
Debt and equity interests	$16,314	$240	$—	$1,009	$11,977
Derivative and other contracts	—	—	4,599	—	2,995
Commitments, guarantees and other	631	—	—	—	266
Total	$16,945	$240	$4,599	$1,009	$15,238
Carrying value of variable interests–Assets
Debt and equity interests	$16,314	$240	$—	$1,008	$11,977
Derivative and other contracts	—	—	6	—	388
Total	$16,314	$240	$6	$1,008	$12,365
Additional VIE assets owned[4]					$11,453
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$444

MTOB—Municipal tender option bonds

1.	Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets. and may be in loan or security form.

2.	Other primarily includes exposures to commercial real estate property and investment funds.

3.	Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect changes in fair value recorded by the Firm.

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

The majority of the VIEs included in the previous tables are sponsored by unrelated parties; examples of the Firm’s involvement with these VIEs include its secondary market-making activities and the securities held in its Investment securities portfolio (see Note 7).
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At March 31, 2020		At December 31, 2019
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$20,460	$3,298	$30,353	$3,993
Commercial mortgages	52,672	3,677	53,892	3,881
U.S. agency collateralized mortgage obligations	45,958	6,257	36,366	6,365
Other consumer or commercial loans	5,121	1,941	4,992	2,075
Total	$124,211	$15,173	$125,603	$16,314

Transferred Assets with Continuing Involvement1

	At March 31, 2020
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[3]
SPE assets (UPB)[4]	$9,501	$79,516	$15,480	$11,109
Retained interests
Investment grade	$26	$780	$763	$—
Non-investment grade	13	238	—	87
Total	$39	$1,018	$763	$87
Interests purchased in the secondary market
Investment grade	$—	$65	$78	$—
Non-investment grade	29	68	—	—
Total	$29	$133	$78	$—
Derivative assets	$—	$—	$—	$830
Derivative liabilities	—	—	—	186

March 2020 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2019[2]
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[3]
SPE assets (UPB)[4]	$9,850	$86,203	$19,132	$8,410
Retained interests
Investment grade	$29	$720	$2,376	$1
Non-investment grade	17	254	—	92
Total	$46	$974	$2,376	$93
Interests purchased in the secondary market
Investment grade	$6	$197	$77	$—
Non-investment grade	75	51	—	—
Total	$81	$248	$77	$—
Derivative assets	$—	$—	$—	$339
Derivative liabilities	—	—	—	145

	Fair Value At March 31, 2020
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$790	$—	$790
Non-investment grade	7	83	90
Total	$797	$83	$880
Interests purchased in the secondary market
Investment grade	$141	$2	$143
Non-investment grade	85	12	97
Total	$226	$14	$240
Derivative assets	$820	$10	$830
Derivative liabilities	185	1	186

	Fair Value at December 31, 2019
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$2,401	$4	$2,405
Non-investment grade	6	97	103
Total	$2,407	$101	$2,508
Interests purchased in the secondary market
Investment grade	$278	$2	$280
Non-investment grade	68	58	126
Total	$346	$60	$406
Derivative assets	$337	$2	$339
Derivative liabilities	144	1	145

RML—Residential mortgage loans
CML—Commercial mortgage loans

1.
The Transferred Assets with Continuing Involvement tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment.

2.
As permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.

3.	Amounts include CLO transactions managed by unrelated third parties.

4.	Amounts include assets transferred by unrelated transferors.
Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheets with changes in fair value recognized in the income statements. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Note 2 in the 2019 Form 10-K and Note 4 herein.
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended March 31,
$ in millions	2020	2019
New transactions[1]	$8,471	$4,733
Retained interests	4,088	2,887
Sales of corporate loans to CLO SPEs[1,2]	66	—

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.

2.	Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).
Assets Sold with Retained Exposure

$ in millions	At March 31, 2020	At December 31, 2019
Gross cash proceeds from sale of assets[1]	$28,213	$38,661
Fair value
Assets sold	$28,068	$39,137
Derivative assets recognized in the balance sheets	862	647
Derivative liabilities recognized in the balance sheets	1,004	152

1.	The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
The Firm enters into transactions in which it sells securities, primarily equities and contemporaneously enters into bilateral OTC derivatives with the purchasers of the securities, through which it retains exposure to the sold securities.
For a discussion of the Firm’s VIEs, the determination and structure of VIEs and securitization activities, see Note 14 to the financial statements in the 2019 Form 10-K.
15. Regulatory Requirements
Regulatory Capital Framework and Requirements
For a discussion of the Firm’s regulatory capital framework, see Note 15 to the financial statements in the 2019 Form 10-K.
The Firm is required to maintain minimum risk-based and leverage-based capital ratios under regulatory capital requirements. A summary of the calculations of regulatory capital and RWA follows.
Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital

73	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

(which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At March 31, 2020 and December 31, 2019, the Firm's ratios for determining regulatory compliance are based on the Advanced Approach and the Standardized Approach rules, respectively.
In the current quarter, the U.S. banking agencies have adopted an interim final rule altering, for purposes of the regulatory capital rules, the required adoption time period for CECL. As of March 31, 2020, the risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period in accordance with the interim final rule.
In addition to the minimum risk-based capital ratio requirements, the Firm is subject to the following Common Equity Tier 1 buffers:

•	A greater than 2.5% capital conservation buffer;

•	The G-SIB capital surcharge, currently at 3%; and

•	Up to a 2.5% CCyB, currently set by U.S. banking agencies at zero.
The Firm’s Regulatory Capital and Capital Ratios

	At March 31, 2020
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$65,195	15.2%
Tier 1 capital	11.5%	73,896	17.3%
Total capital	13.5%	83,847	19.6%
Total RWA		427,782
Leverage-based capital
Tier 1 leverage	4.0%	$73,896	8.1%
Adjusted average assets[2]		910,499
SLR	5.0%	73,896	6.2%
Supplementary leverage exposure[3]		1,185,734

	At December 31, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$64,751	16.4%
Tier 1 capital	11.5%	73,443	18.6%
Total capital	13.5%	82,708	21.0%
Total RWA		394,177
Leverage-based capital
Tier 1 leverage	4.0%	$73,443	8.3%
Adjusted average assets[2]		889,195
SLR	5.0%	73,443	6.4%
Supplementary leverage exposure[3]		1,155,177

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
At March 31, 2020 and December 31, 2019, the U.S. Bank Subsidiaries’ risk-based capital ratios are based on the Standardized Approach rules. At March 31, 2020, the risk-based

March 2020 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

and leverage-based capital amounts and ratios are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period.
MSBNA’s Regulatory Capital

	At March 31, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$16,839	18.2%
Tier 1 capital	8.0%	8.5%	16,839	18.2%
Total capital	10.0%	10.5%	17,349	18.7%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$16,839	11.2%
SLR	6.0%	3.0%	16,839	8.8%

	At December 31, 2019
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$15,919	18.5%
Tier 1 capital	8.0%	8.5%	15,919	18.5%
Total capital	10.0%	10.5%	16,282	18.9%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$15,919	11.3%
SLR	6.0%	3.0%	15,919	8.7%

MSPBNA’s Regulatory Capital

	At March 31, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$8,487	22.9%
Tier 1 capital	8.0%	8.5%	8,487	22.9%
Total capital	10.0%	10.5%	8,556	23.0%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$8,487	9.7%
SLR	6.0%	3.0%	8,487	9.3%

	At December 31, 2019
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$7,962	24.8%
Tier 1 capital	8.0%	8.5%	7,962	24.8%
Total capital	10.0%	10.5%	8,016	25.0%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$7,962	9.9%
SLR	6.0%	3.0%	7,962	9.4%

1.
Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the U.S. Bank Subsidiaries' ability to make capital distributions, including the payment of dividends.

U.S. Broker-Dealer Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At March 31, 2020	At December 31, 2019
Net capital	$10,887	$13,708
Excess net capital	6,620	10,686

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At March 31, 2020 and December 31, 2019, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.
MSSB Regulatory Capital

$ in millions	At March 31, 2020	At December 31, 2019
Net capital	$2,924	$3,387
Excess net capital	2,774	3,238

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

75	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

16. Total Equity
Share Repurchases

	Three Months Ended March 31,
$ in millions	2020	2019
Repurchases of common stock under the Firm's Share Repurchase Program	$1,347	$1,180

The Firm’s 2019 Capital Plan (“Capital Plan”) includes the share repurchase of up to $6.0 billion of outstanding common stock for the period beginning July 1, 2019 through June 30, 2020. Additionally, the Capital Plan includes quarterly common stock dividends of up to $0.35 per share, beginning with the common stock dividend announced on July 18, 2019. On March 15, 2020, the Financial Services Forum announced that each of its eight member banks, including the Firm, had voluntarily suspended their share repurchase programs. For information about the Firm's 2019 Capital Plan, see Note 16 to the financial statements in the 2019 Form 10-K.
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
Common Stock Dividends per Share

	Three Months Ended March 31,
	2020	2019
Dividends declared per common share	$0.35	$0.30

Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended March 31,
in millions	2020	2019
Weighted average common shares outstanding, basic	1,555	1,658
Effect of dilutive Stock options, RSUs and PSUs	18	19
Weighted average common shares outstanding and common stock equivalents, diluted	1,573	1,677
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	12	6

Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At March 31, 2020	Liquidation Preference per Share	At March 31, 2020	At December 31, 2019
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
Total			$8,520	$8,520
Shares authorized			30,000,000

1.
Series C is composed of the issuance of 1,160,791 shares of Series C Preferred Stock to MUFG for an aggregate purchase price of $911 million, less the redemption of 640,909 shares of Series C Preferred Stock of $503 million, which were converted to common shares of approximately $705 million in 2009.

For a description of Series A through Series L preferred stock issuances, see Note 16 to the financial statements in the 2019 Form 10-K. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).
Preferred Stock Dividends

$ in millions, except per share data	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Per Share[1]	Total	Per Share[1]	Total
Series
A	$253	$11	$250	$11
C	25	13	25	13
E	445	15	445	15
F	430	14	430	15
G2	—	—	414	8
H3	344	18	—	—
I	398	16	398	16
J4	—	—	—	—
K	366	15	366	15
L	305	6	—	—
Total		$108		$93

1.	Dividends on all series are payable quarterly, unless otherwise noted.

2.	Series G preferred stock was redeemed during the first quarter of 2020. For further information, see Note 16 to the 2019 Form 10-K.

3.	Series H was payable semiannually until July 15, 2019, and is now payable quarterly.

4.	Series J is payable semiannually until July 15, 2020, and then quarterly thereafter.

March 2020 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension, Postretirement and Other	DVA	Total
December 31, 2019	$(897)	$207	$(644)	$(1,454)	$(2,788)
OCI during the period	(141)	1,325	25	3,674	4,883
March 31, 2020	$(1,038)	$1,532	$(619)	$2,220	$2,095
December 31, 2018	$(889)	$(930)	$(578)	$105	$(2,292)
OCI during the period	(12)	429	1	(599)	(181)
March 31, 2019	$(901)	$(501)	$(577)	$(494)	$(2,473)

CTA—Cumulative foreign currency translation adjustments

1.	Amounts are net of tax and noncontrolling interests.
Components of Period Changes in OCI

	Three Months Ended March 31, 2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(20)	$(112)	$(132)	$9	$(141)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(20)	$(112)	$(132)	$9	$(141)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,773	$(416)	$1,357	$—	$1,357
Reclassified to earnings	(41)	9	(32)	—	(32)
Net OCI	$1,732	$(407)	$1,325	$—	$1,325
Pension, postretirement and other
OCI activity	$25	$(4)	$21	$—	$21
Reclassified to earnings	5	(1)	4	—	4
Net OCI	$30	$(5)	$25	$—	$25
Change in net DVA
OCI activity	$5,015	$(1,216)	$3,799	$129	$3,670
Reclassified to earnings	5	(1)	4	—	4
Net OCI	$5,020	$(1,217)	$3,803	$129	$3,674

	Three Months Ended March 31, 2019
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(4)	$(18)	$(22)	$(10)	$(12)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(4)	$(18)	$(22)	$(10)	$(12)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$570	$(133)	$437	$—	$437
Reclassified to earnings	(10)	2	(8)	—	(8)
Net OCI	$560	$(131)	$429	$—	$429
Pension, postretirement and other
OCI activity	$—	$(1)	$(1)	$—	$(1)
Reclassified to earnings	3	(1)	2	—	2
Net OCI	$3	$(2)	$1	$—	$1
Change in net DVA
OCI activity	$(824)	$201	$(623)	$(21)	$(602)
Reclassified to earnings	4	(1)	3	—	3
Net OCI	$(820)	$200	$(620)	$(21)	$(599)

Cumulative Adjustments to Beginning Retained Earnings Related to the Adoption of Accounting Updates

Three Months Ended
$ in millions	March 31, 2020
Financial Instruments—Credit Losses	$(100)

Three Months Ended
$ in millions	March 31, 2019
Leases	$63

77	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

17. Interest Income and Interest Expense

	Three Months Ended March 31,
$ in millions	2020	2019
Interest income
Investment securities	$445	$475
Loans	1,154	1,195
Securities purchased under agreements to resell and Securities borrowed[1]	398	947
Trading assets, net of Trading liabilities	749	713
Customer receivables and Other[2]	757	960
Total interest income	$3,503	$4,290

Interest expense
Deposits	$406	$462
Borrowings	997	1,380
Securities sold under agreements to repurchase and Securities loaned[3]	509	600
Customer payables and Other[4]	235	834
Total interest expense	$2,147	$3,276
Net interest	$1,356	$1,014

1.	Includes fees paid on Securities borrowed.

2.	Includes interest from Cash and cash equivalents.

3.	Includes fees received on Securities loaned.

4.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.
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
The Firm believes that the resolution of these tax examinations will not have a material effect on the annual financial statements, although a resolution could have a material impact in the income statements and on the effective tax rate for any period in which such resolutions occur.
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
Net Discrete Tax Provisions/(Benefits)

	Three Months Ended March 31,
$ in millions	2020	2019
Recurring[1]	$(99)	$(107)
Intermittent	(31)	(101)

1. Recurring discrete tax items are related to conversion of employee share-based awards.

The current quarter includes intermittent net discrete tax benefits associated with the remeasurement of prior years’ tax liabilities. The prior year quarter includes intermittent net discrete tax benefits primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations.
19. Segment, Geographic and Revenue Information

Selected Financial Information by Business Segment

	Three Months Ended March 31, 2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,144	$158	$—	$(31)	$1,271
Trading	3,416	(347)	(37)	24	3,056
Investments	(25)	—	63	—	38
Commissions and fees[1]	874	588	—	(102)	1,360
Asset management[1]	113	2,680	665	(41)	3,417
Other	(1,079)	62	7	(1)	(1,011)
Total non-interest revenues	4,443	3,141	698	(151)	8,131
Interest income	2,423	1,193	8	(121)	3,503
Interest expense	1,961	297	14	(125)	2,147
Net interest	462	896	(6)	4	1,356
Net revenues	$4,905	$4,037	$692	$(147)	$9,487
Income before provision for income taxes	$950	$1,055	$143	$(2)	$2,146
Provision for income taxes	151	191	25	(1)	366
Net income	799	864	118	(1)	1,780
Net income applicable to noncontrolling interests	42	—	40	—	82
Net income applicable to Morgan Stanley	$757	$864	$78	$(1)	$1,698

March 2020 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,151	$109	$—	$(18)	$1,242
Trading	3,130	302	(3)	12	3,441
Investments	81	1	191	—	273
Commissions and fees[1]	621	406	—	(61)	966
Asset management[1]	107	2,361	617	(36)	3,049
Other	222	80	3	(4)	301
Total non-interest revenues	5,312	3,259	808	(107)	9,272
Interest income	3,056	1,413	4	(183)	4,290
Interest expense	3,172	283	8	(187)	3,276
Net interest	(116)	1,130	(4)	4	1,014
Net revenues	$5,196	$4,389	$804	$(103)	$10,286
Income before provision for income taxes	$1,595	$1,188	$174	$(2)	$2,955
Provision for income taxes	190	264	33	—	487
Net income	1,405	924	141	(2)	2,468
Net income applicable to noncontrolling interests	34	—	5	—	39
Net income applicable to Morgan Stanley	$1,371	$924	$136	$(2)	$2,429

I/E–Intersegment Eliminations

1.	Substantially all revenues are from contracts with customers.

For a discussion about the Firm’s business segments, see Note 21 to the financial statements in the 2019 Form 10-K.
Detail of Investment Banking Revenues

	Three Months Ended March 31,
$ in millions	2020	2019
Institutional Securities Advisory	$362	$406
Institutional Securities Underwriting	782	745
Firm Investment banking revenues from contracts with customers	89%	85%

Trading Revenues by Product Type

	Three Months Ended March 31,
$ in millions	2020	2019
Interest rate	$1,074	$785
Foreign exchange	338	241
Equity security and index[1]	1,072	1,451
Commodity and other	266	422
Credit	306	542
Total	$3,056	$3,441

1.	Dividend income is included within equity security and index contracts.
The previous table summarizes realized and unrealized gains and losses, from derivative and non-derivative financial instruments, included in Trading revenues in the income statements. The Firm generally utilizes financial instruments across a variety of product types in connection with its market-making and related risk management strategies. The trading revenues presented in the table are not representative of the manner in which the Firm manages its business activities and are prepared in a manner similar to the presentation of trading revenues for regulatory reporting purposes.
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At March 31, 2020	At December 31, 2019
Net cumulative unrealized performance-based fees at risk of reversing	$714	$774

The Firm’s portion of net cumulative performance-based fees in the form of unrealized carried interest (for which the Firm is not obligated to pay compensation) are at risk of reversing when the return in certain funds fall below specified performance targets. See Note 13 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.
Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended March 31,
$ in millions	2020	2019
Fee waivers	$11	$11

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
Net Revenues by Region

	Three Months Ended March 31,
$ in millions	2020	2019
Americas	$6,646	$7,321
EMEA	1,148	1,702
Asia	1,693	1,263
Total	$9,487	$10,286

For a discussion about the Firm’s geographic net revenues, see Note 21 to the financial statements in the 2019 Form 10-K.

79	March 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Revenue Recognized from Prior Services

	Three Months Ended March 31,
$ in millions	2020	2019
Non-interest revenues	$614	$671
The previous table includes revenue from contracts with customers recognized where some or all services were performed in prior periods and is primarily composed of investment banking advisory fees and distribution fees.

Receivables from Contracts with Customers

$ in millions	At March 31, 2020	At December 31, 2019
Customer and other receivables	$2,199	$2,916

Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and has the right per the contract to bill the customer.

Assets by Business Segment

$ in millions	At March 31, 2020	At December 31, 2019
Institutional Securities	$707,489	$691,201
Wealth Management	233,824	197,682
Investment Management	6,482	6,546
Total[1]	$947,795	$895,429
1. Parent assets have been fully allocated to the business segments.

March 2020 Form 10-Q	80

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended March 31,
	2020			2019
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$110,277	$445	1.6%	$94,906	$475	2.0%
Loans[1]	134,441	1,154	3.5	116,698	1,195	4.2
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	121,106	378	1.3	141,806	934	2.7
Non-U.S.	56,865	20	0.1	77,256	13	0.1
Trading assets, net of Trading liabilities[3]:
U.S.	78,771	626	3.2	74,152	631	3.5
Non-U.S.	22,903	123	2.2	11,861	82	2.8
Customer receivables and Other[4]:
U.S.	68,772	555	3.2	63,649	697	4.4
Non-U.S.	60,787	202	1.3	55,142	263	1.9
Total	$653,922	$3,503	2.2%	$635,470	$4,290	2.7%
Interest bearing liabilities
Deposits[1]	$199,574	$406	0.8%	$181,017	$462	1.0%
Borrowings[1,5]	192,061	997	2.1	189,181	1,380	3.0
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	31,461	328	4.2	26,615	450	6.9
Non-U.S.	29,682	181	2.5	32,350	150	1.9
Customer payables and Other[7]:
U.S.	128,744	109	0.3	117,932	554	1.9
Non-U.S.	63,914	126	0.8	65,498	280	1.7
Total	$645,436	$2,147	1.3%	$612,593	$3,276	2.2%
Net interest income and net interest rate spread		$1,356	0.9%		$1,014	0.5%

1.	Amounts include primarily U.S. balances.

2.	Includes fees paid on Securities borrowed.

3.	Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.

4.	Includes Cash and cash equivalents.

5.	Includes borrowings carried at fair value, whose interest expense is considered part of fair value and therefore is recorded within Trading revenues.

6.
Includes fees received on Securities loaned. The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.

7.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.

81	March 2020 Form 10-Q

Glossary of Common Terms and Acronyms

2019 Form 10-K	Annual report on Form 10-K for year ended December 31, 2019 filed with the SEC

ABS	Asset-backed securities

AFS	Available-for-sale

AML	Anti-money laundering

AOCI	Accumulated other comprehensive income (loss)

AUM	Assets under management or supervision

Balance sheets	Consolidated balance sheets

BEAT	Base erosion and anti-abuse tax

BHC	Bank holding company

bps	Basis points; one basis point equals 1/100th of 1%

Cash flow statements	Consolidated cash flow statements

CCAR	Comprehensive Capital Analysis and Review

CCyB	Countercyclical capital buffer

CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)

CDS	Credit default swaps

CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update

CFTC	U.S. Commodity Futures Trading Commission

CLN	Credit-linked note(s)

CLO	Collateralized loan obligation(s)

CMBS	Commercial mortgage-backed securities

CMO	Collateralized mortgage obligation(s)

CVA	Credit valuation adjustment

DVA	Debt valuation adjustment

EBITDA	Earnings before interest, taxes, depreciation and amortization

ELN	Equity-linked note(s)

EMEA	Europe, Middle East and Africa

EPS	Earnings per common share

E.U.	European Union

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FFIEC	Federal Financial Institutions Examination Council

FHC	Financial Holding Company

FICC	Fixed Income Clearing Corporation

FICO	Fair Isaac Corporation

Financial statements	Consolidated financial statements

FVA	Funding valuation adjustment

GILTI	Global Intangible Low-Taxed Income

G-SIB	Global systemically important banks

HELOC	Home Equity Line of Credit

HQLA	High-quality liquid assets

HTM	Held-to-maturity

I/E	Intersegment eliminations

IHC	Intermediate holding company

IM	Investment Management

Income statements	Consolidated income statements

IRS	Internal Revenue Service

IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies

LIBOR	London Interbank Offered Rate

M&A	Merger, acquisition and restructuring transaction

MSBNA	Morgan Stanley Bank, N.A.

MS&Co.	Morgan Stanley & Co. LLC

MSIP	Morgan Stanley & Co. International plc

March 2020 Form 10-Q	82

Glossary of Common Terms and Acronyms

MSMS	Morgan Stanley MUFG Securities Co., Ltd.

MSPBNA	Morgan Stanley Private Bank, National Association

MSSB	Morgan Stanley Smith Barney LLC

MUFG	Mitsubishi UFJ Financial Group, Inc.

MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

MWh	Megawatt hour

N/A	Not Applicable

NAV	Net asset value

N/M	Not Meaningful

Non-GAAP	Non-generally accepted accounting principles

NSFR	Net stable funding ratio, as proposed by the U.S. banking agencies

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income (loss)

OIS	Overnight index swap

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PRA	Prudential Regulation Authority

PSU	Performance-based stock unit

RMBS	Residential mortgage-backed securities

ROE	Return on average common equity

ROTCE	Return on average tangible common equity

ROU	Right-of-use

RSU	Restricted stock unit

RWA	Risk-weighted assets

SEC	U.S. Securities and Exchange Commission

SLR	Supplementary leverage ratio

SOFR	Secured Overnight Financing Rate

S&P	Standard & Poor’s

SPE	Special purpose entity

SPOE	Single point of entry

TDR	Troubled debt restructuring

TLAC	Total loss-absorbing capacity

U.K.	United Kingdom

UPB	Unpaid principal balance

U.S.	United States of America

U.S. GAAP	Accounting principles generally accepted in the United States of America

VaR	Value-at-Risk

VIE	Variable interest entity

WACC	Implied weighted average cost of capital

WM	Wealth Management

83	March 2020 Form 10-Q

Other Information
None.
Legal Proceedings
The following development has occurred since previously reporting certain matters in the Firm’s 2019 Form 10-K. See also the disclosures set forth under “Legal Proceedings” in the 2019 Form 10-K.

Residential Mortgage and Credit Crisis Related Matter

On March 19, 2020, the Firm filed a motion for partial summary judgment in Deutsche Bank National Trust Company solely in its capacity as Trustee of the Morgan Stanley ABS Capital I Inc. Trust 2007- NC4 v. Morgan Stanley Mortgage Capital Holdings LLC as Successor-by-Merger to Morgan Stanley Mortgage Capital Inc., and Morgan Stanley ABS Capital I Inc.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Three Months Ended March 31, 2020

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
January	11,966,543	$55.82	4,860,960	$2,733
February	7,624,176	$52.63	7,135,908	$2,354
March	17,552,911	$40.65	17,278,471	$1,653
Total	37,143,630	$48.00	29,275,339

1.
Includes 7,868,291 shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended March 31, 2020.

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

Share repurchases by the Firm are subject to regulatory non-objection. On June 27, 2019, the Federal Reserve published summary results of CCAR and and the Firm received a non-objection to its 2019 Capital Plan. The Firm’s 2019 Capital Plan includes a share repurchase of up to $6.0 billion of its outstanding common stock during the period beginning July 1, 2019 through June 30, 2020. On March 15, 2020, the Financial Services Forum announced that each of its eight member banks, including the Firm, had voluntarily suspended their share repurchase programs. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

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
Exhibits
Exhibit Index

Exhibit No.	Description

15	Letter of awareness from Deloitte & Touche LLP, dated May 5, 2020, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

March 2020 Form 10-Q	84

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/s/ PAUL C. WIRTH
Paul C. Wirth Deputy Chief Financial Officer
Date: May 5, 2020

S-1