Form 10-Q
period 2020-06-30
MORGAN STANLEY
filed 2020-08-04
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2020, there were 1,576,760,960 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2020

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

ii

Risk Factors
In addition to “Risk Factors” in Part I, Item 1A of the 2019 Form 10-K, please refer to the risk factor under Item 8.01 “Other Matters,” in the Current Report on Form 8-K filed with the SEC on April 16, 2020 and the additional risk factors under “Risk Factors” in the Registration Statement on Form S-4 filed with the SEC on April 17, 2020, as amended.

1	June 2020 Form 10-Q

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

June 2020 Form 10-Q	2

Management’s Discussion and Analysis

Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended June 30, 2020

•	The Firm delivered an annualized ROE of 15.7% and an annualized ROTCE of 17.8% (see “Non-GAAP measures” herein).

•
Each of our businesses contributed meaningfully to this result, in particular the Institutional Securities business segment, which showed an increase in net revenues of 56% on strong client engagement.

•	Wealth Management delivered pre-tax income of $1.1 billion with a pre-tax margin of 24% despite a challenging market and rate environment.

•	Investment Management reported long-term net flows of $15.4 billion and AUM of $665 billion driving revenue growth of 6%.

•	Given economic conditions, we continued to increase our ACL on loans and lending commitments with a provision of $239 million.

•	Our capital and liquidity ratios remain strong. At June 30, 2020, our Common Equity Tier 1 capital ratio was 16.1% and our Liquidity Coverage ratio was 147%.
Net Revenues
($ in millions)

31%
12%
$10,244
$13,414
$20,530
$22,901
2Q 2019
Δ
2Q 2020
YTD 2019
Δ
YTD 2020

Net Income Applicable to Morgan Stanley
($ in millions)

$2,201
45%
$3,196
$4,630
6%
$4,894
2Q 2019
Δ
2Q 2020
YTD 2019
Δ
YTD 2020

Earnings per Common Share

$1.24
$1.23
$1.98
$1.96
$2.65
$2.62
$3.00
$2.96
2Q 2019
2Q 2020
YTD 2019
YTD 2020
Basic EPS
Diluted EPS

We reported net revenues of $13,414 million in the quarter ended June 30, 2020 (“current quarter,” or “2Q 2020”), compared with $10,244 million in the quarter ended June 30, 2019 (“prior year quarter,” or “2Q 2019”). For the current quarter, net income applicable to Morgan Stanley was $3,196 million, or $1.96 per diluted common share, compared with $2,201 million or $1.23 per diluted common share, in the prior year quarter.
We reported net revenues of $22,901 million in the six months ended June 30, 2020 (“current year period,” or “YTD 2020”), compared with $20,530 million in the period ended June 30, 2019 (“prior year period,” or “YTD 2019”). For the current year period, net income applicable to Morgan Stanley was $4,894 million, or $2.96 per diluted common share, compared with $4,630 million or $2.62 per diluted common share, in the prior year period.
See “Coronavirus Disease (COVID-19) Pandemic” herein for information on the current and possible future effects of the COVID-19 pandemic on our results.

3	June 2020 Form 10-Q

Management’s Discussion and Analysis

Non-interest Expenses1
($ in millions)

$9,059
23%
$7,341
$3,024
33%
8%
$2,810
38%
$6,035
67%
33%
$4,531
62%
2Q 2019
Δ
2Q 2020
Compensation and benefits expenses
Non-compensation expenses

$16,400
12%
$14,672
$6,082
37%
11%
$5,490
37%
$10,318
63%
12%
$9,182
63%
YTD 2019
Δ
YTD 2020
Compensation and benefits expenses
Non-compensation expenses

1.	The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.

•
Compensation and benefits expenses of $6,035 million in the current quarter increased 33% from $4,531 million in the prior year quarter, primarily as a result of increases in discretionary incentive compensation driven by higher revenues and higher expenses related to certain deferred compensation plans linked to investment performance. Compensation and benefits expenses of $10,318 million in the current year period increased 12%, from $9,182 million in the prior year period, primarily as a result of increases in discretionary incentive compensation driven by higher revenues, partially offset by lower expenses related to certain deferred compensation plans linked to investment performance.

•
Non-compensation expenses of $3,024 million in the current quarter and $6,082 million in the current year period increased 8% and 11%, respectively, from $2,810 million in the prior year quarter and $5,490 million in the prior year period, primarily reflecting higher volume-related expenses and increased information processing and communications expenses, partially offset by a decrease in marketing and business development expenses. In addition, the current year period reflects an increase in the provision for credit losses for lending commitments and off-balance sheet instruments.

Income Taxes
The current quarter and current year period included intermittent net discrete tax costs of $134 million and $103 million, respectively, principally associated with the remeasurement of reserves and interest related to a foreign tax matter.
The prior year period included intermittent net discrete tax benefits of $101 million, primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations. For further information, see “Supplemental Financial Information—Income Tax Matters” herein.

June 2020 Form 10-Q	4

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Net income applicable to Morgan Stanley	$3,196	$2,201	$4,894	$4,630
Preferred stock dividends	149	170	257	263
Earnings applicable to Morgan Stanley common shareholders	$3,047	$2,031	$4,637	$4,367

Expense efficiency ratio[1]	67.5%	71.7%	71.6%	71.5%
ROE[2]	15.7%	11.2%	12.2%	12.1%
Adjusted ROE[3]	16.4%	11.2%	12.5%	11.8%
ROTCE[2,3]	17.8%	12.8%	13.9%	13.8%
Adjusted ROTCE[3]	18.6%	12.8%	14.2%	13.5%
Pre-tax margin[4]	32.5%	28.0%	28.4%	28.5%
Pre-tax margin by segment[4]
Institutional Securities	38%	29%	31%	30%
Wealth Management	24%	28%	25%	28%
Investment Management	24%	24%	23%	23%

in millions, except per share and employee data	At June 30, 2020	At December 31, 2019
Liquidity resources[5]	$301,407	$215,868
Loans[6]	$141,973	$130,637
Total assets	$975,363	$895,429
Deposits	$236,849	$190,356
Borrowings	$205,464	$192,627
Common shares outstanding	1,576	1,594
Common shareholders' equity	$78,125	$73,029
Tangible common shareholders’ equity[3]	$68,839	$63,780
Book value per common share[7]	$49.57	$45.82
Tangible book value per common share[3,7]	$43.68	$40.01
Worldwide employees	61,596	60,431
Capital ratios[8]
Common Equity Tier 1 capital—Advanced	16.1%	16.9%
Common Equity Tier 1 capital—Standardized	16.5%	16.4%
Tier 1 capital—Advanced	18.1%	19.2%
Tier 1 capital—Standardized	18.6%	18.6%
Tier 1 leverage	8.1%	8.3%
SLR[9]	7.3%	6.4%

1.	The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.

2.	ROE and ROTCE represent annualized earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively.

3.	Represents a non-GAAP measure. See “Selected Non-GAAP Financial Information” herein.

4.	Pre-tax margin represents income before income taxes as a percentage of net revenues.

5.	For a discussion of Liquidity resources, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Liquidity Resources” herein.

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

8.
At June 30, 2020 and December 31, 2019, our risk-based capital ratios are based on the Advanced Approach and the Standardized Approach rules, respectively. For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

9.
At June 30, 2020, our SLR reflects the impact of a Federal Reserve interim final rule in effect until March 31, 2021. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein.

Business Segment Results

Net Revenues by Segment1
($ in millions)

5	June 2020 Form 10-Q

Management’s Discussion and Analysis

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

1.
The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not sum to 100% due to intersegment eliminations. See Note 19 to the financial statements for details of intersegment eliminations.

•
Institutional Securities net revenues of $7,977 million in the current quarter increased 56% from $5,113 million in the prior year quarter. Net revenues of $12,882 million in the current year period increased 25% from $10,309 million in the prior year period. Increases in the current quarter and current year period are primarily due to higher sales and trading and underwriting revenues, driven by increased client engagement, partially offset by increases in the provision for credit losses on loans held for investment. In the current year period, the increase in revenues was also partially offset by losses on loans and lending commitments held for sale.

•
Wealth Management net revenues of $4,680 million in the current quarter increased 6% from $4,408 million in the prior year quarter, primarily due to higher gains from investments associated with certain employee deferred compensation plans, while Asset management revenues and net interest income were relatively unchanged. Net revenues of $8,717 million in the current year period were relatively unchanged from $8,797 million in the prior year period, as higher Asset management revenues were offset by the absence of gains from investments associated with certain employee deferred compensation plans in the current year period and lower net interest income.

•
Investment Management net revenues of $886 million in the current quarter increased 6% from $839 million in the prior year quarter, primarily due to higher Asset management revenues as a result of higher average AUM. Net revenues of $1,578 million in the current year period decreased 4% from $1,643 million in the prior year period primarily due to lower Investments revenues, driven by the reversal of accrued carried interest.

Net Revenues by Region1, 2
($ in millions)

1.	The percentages on the bars in the charts represent the contribution of each region to the total.

2.	For a discussion of how the geographic breakdown of net revenues is determined, see Note 19 to the financial statements in the 2019 Form 10-K.

Current quarter and current year period revenues in the Americas and Asia regions increased, primarily driven by the Institutional Securities business segment. With respect to the EMEA region, revenues increased primarily within Fixed Income sales and trading in the Institutional Securities business segment in the current quarter, while revenues were relatively unchanged in the current year period.

June 2020 Form 10-Q	6

Management’s Discussion and Analysis

Coronavirus Disease (“COVID-19”) Pandemic
The COVID-19 pandemic and related government-imposed shelter-in-place restrictions have had, and will likely continue to have, a severe impact on global economic conditions and the environment in which we operate our businesses. We have begun implementing a return-to-workplace program, which is phased based on role, location and employee willingness and ability to return, and focused on the health and safety of all returning staff. Recognizing that our offices around the world face different local conditions, time lines for return may vary significantly, though we are currently planning for the return of additional employees to offices by the end of 2020. The Firm continues to be fully operational, with approximately 90% of global employees and 95% of employees in the Americas working from home as of June 30, 2020.
Economic conditions have had mixed effects on our businesses. High levels of client trading activity, related to market volatility, have significantly increased revenues in the Sales and Trading businesses within the Institutional Securities business segment in both the current quarter and current year period. In addition, in the current quarter, certain of the negative impacts to our results in the first quarter have subsided given recoveries in public asset prices, tightening of credit spreads and an increase in underwriting activity.
We have recognized provisions for credit losses on loans and lending commitments of $239 million in the current quarter and $646 million in the current year period. In addition, the persistence of low interest rates will continue to negatively affect our net interest margin in the Wealth Management business segment.
Though we are unable to estimate the extent of the impact, the ongoing COVID-19 pandemic and related global economic crisis may have adverse impacts on our future operating results. In addition, levels of client trading activity may not remain elevated and investment banking advisory activity may be subdued. Refer to “Risk Factors” herein and Forward Looking Statements in the 2019 Form 10-K.
We continue to use the elements of our Enterprise Risk Management framework to manage the significant uncertainty in the present economic and market conditions. See “Quantitative and Qualitative Disclosures about Risk” in the 2019 Form 10-K for further information.

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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

7	June 2020 Form 10-Q

Management’s Discussion and Analysis

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions, except per share data	2020	2019	2020	2019
Net income applicable to Morgan Stanley	$3,196	$2,201	$4,894	$4,630
Impact of adjustments	134	—	103	(101)
Adjusted net income applicable to Morgan Stanley—non-GAAP[1]	$3,330	$2,201	$4,997	$4,529
Earnings per diluted common share	$1.96	$1.23	$2.96	$2.62
Impact of adjustments	0.08	—	0.07	(0.06)
Adjusted earnings per diluted common share—non-GAAP[1]	$2.04	$1.23	$3.03	$2.56
Effective income tax rate	25.7%	22.6%	22.8%	19.5%
Impact of adjustments	(3.1)%	—%	(1.5)%	1.8%
Adjusted effective income tax rate—non-GAAP[1]	22.6%	22.6%	21.3%	21.3%

	Average Monthly Balance
	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Tangible equity
Morgan Stanley shareholders' equity	$86,118	$81,155	$84,512	$80,622
Less: Goodwill and net intangible assets	(9,268)	(9,098)	(9,246)	(8,978)
Tangible Morgan Stanley shareholders' equity—Non-GAAP	$76,850	$72,057	$75,266	$71,644
Common shareholders' equity	$77,598	$72,635	$75,992	$72,102
Less: Goodwill and net intangible assets	(9,268)	(9,098)	(9,246)	(8,978)
Tangible common shareholders' equity—Non-GAAP	$68,330	$63,537	$66,746	$63,124

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2020	2019	2020	2019
Average common equity
Unadjusted—GAAP	$77.6	$72.6	$76.0	$72.1
Adjusted[1]—Non-GAAP	77.6	72.6	76.0	72.0
ROE[2]
Unadjusted—GAAP	15.7%	11.2%	12.2%	12.1%
Adjusted—Non-GAAP[1,3]	16.4%	11.2%	12.5%	11.8%
Average tangible common equity—Non-GAAP
Unadjusted	$68.3	$63.5	$66.7	$63.1
Adjusted[1]	68.4	63.5	66.7	63.1
ROTCE[2]—Non-GAAP
Unadjusted	17.8%	12.8%	13.9%	13.8%
Adjusted[1,3]	18.6%	12.8%	14.2%	13.5%

Non-GAAP Financial Measures by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2020	2019	2020	2019
Average common equity[4,5]
Institutional Securities	$42.8	$40.4	$42.8	$40.4
Wealth Management	18.2	18.2	18.2	18.2
Investment Management	2.6	2.5	2.6	2.5
Average tangible common equity[4,5]
Institutional Securities	$42.3	$39.9	$42.3	$39.9
Wealth Management	10.4	10.2	10.4	10.2
Investment Management	1.7	1.5	1.7	1.5
ROE[6]
Institutional Securities	19.3%	9.8%	12.8%	11.3%
Wealth Management	18.1%	20.1%	18.3%	20.0%
Investment Management	23.4%	20.5%	17.5%	21.2%
ROTCE[6]
Institutional Securities	19.6%	9.9%	13.0%	11.5%
Wealth Management	31.6%	36.1%	31.9%	35.8%
Investment Management	36.2%	33.0%	27.1%	34.2%

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

June 2020 Form 10-Q	8

Management’s Discussion and Analysis

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

9	June 2020 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities
Income Statement Information

	Three Months Ended June 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$2,051	$1,472	39%
Trading	4,152	2,558	62%
Investments	36	194	(81)%
Commissions and fees	717	625	15%
Asset management	115	103	12%
Other	337	143	136%
Total non-interest revenues	7,408	5,095	45%
Interest income	1,300	3,289	(60)%
Interest expense	731	3,271	(78)%
Net interest	569	18	N/M
Net revenues	7,977	5,113	56%
Compensation and benefits	2,952	1,789	65%
Non-compensation expenses	2,032	1,861	9%
Total non-interest expenses	4,984	3,650	37%
Income before provision for income taxes	2,993	1,463	105%
Provision for income taxes	790	324	144%
Net income	2,203	1,139	93%
Net income applicable to noncontrolling interests	17	18	(6)%
Net income applicable to Morgan Stanley	$2,186	$1,121	95%

	Six Months Ended June 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$3,195	$2,623	22%
Trading	7,568	5,688	33%
Investments	11	275	(96)%
Commissions and fees	1,591	1,246	28%
Asset management	228	210	9%
Other	(742)	365	N/M
Total non-interest revenues	11,851	10,407	14%
Interest income	3,723	6,345	(41)%
Interest expense	2,692	6,443	(58)%
Net interest	1,031	(98)	N/M
Net revenues	12,882	10,309	25%
Compensation and benefits	4,766	3,608	32%
Non-compensation expenses	4,173	3,643	15%
Total non-interest expenses	8,939	7,251	23%
Income before provision for income taxes	3,943	3,058	29%
Provision for income taxes	941	514	83%
Net income	3,002	2,544	18%
Net income applicable to noncontrolling interests	59	52	13%
Net income applicable to Morgan Stanley	$2,943	$2,492	18%

Investment Banking
Investment Banking Revenues

	Three Months Ended June 30,
$ in millions	2020	2019	% Change
Advisory	$462	$506	(9)%
Underwriting:
Equity	882	546	62%
Fixed income	707	420	68%
Total Underwriting	1,589	966	64%
Total Investment banking	$2,051	$1,472	39%

	Six Months Ended June 30,
$ in millions	2020	2019	% Change
Advisory	$824	$912	(10)%
Underwriting:
Equity	1,218	885	38%
Fixed income	1,153	826	40%
Total Underwriting	2,371	1,711	39%
Total Investment banking	$3,195	$2,623	22%

June 2020 Form 10-Q	10

Management’s Discussion and Analysis

Investment Banking Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2020	2019	2020	2019
Completed mergers and acquisitions[1]	$421	$172	$535	$367
Equity and equity-related offerings[2,3]	35	16	48	30
Fixed income offerings[2,4]	113	63	204	121
Source: Refinitiv data as of July 1, 2020. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.

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

Investment banking revenues of $2,051 million in the current quarter and $3,195 million in the current year period increased 39% and 22% from the comparable prior year periods, reflecting an increase in revenues in our underwriting businesses, partially offset by a decrease in revenues in our advisory business.

•	Advisory revenues decreased in the current year periods despite increases in completed volumes as there were fewer transactions contributing to revenues.

•
Equity underwriting revenues increased on higher overall volumes in the current quarter and current year period, with higher revenues primarily in secondary block share trades, convertible issuances, and follow-on offerings, partially offset by lower revenues in initial public offerings driven by lower volumes.

•
Fixed income underwriting revenues increased in the current quarter and in the current year period primarily due to higher revenues in both investment grade and non-investment grade bond issuances on higher volumes in both periods.

See “Investment Banking Volumes” herein.

Sales and Trading Net Revenues

By Income Statement Line Item

	Three Months Ended June 30,
$ in millions	2020	2019	% Change
Trading	$4,152	$2,558	62%
Commissions and fees	717	625	15%
Asset management	115	103	12%
Net interest	569	18	N/M
Total	$5,553	$3,304	68%

	Six Months Ended June 30,
$ in millions	2020	2019	% Change
Trading	$7,568	$5,688	33%
Commissions and fees	1,591	1,246	28%
Asset management	228	210	9%
Net interest	1,031	(98)	N/M
Total	$10,418	$7,046	48%
By Business

	Three Months Ended June 30,

$ in millions	2020	2019	% Change
Equity	$2,619	$2,130	23%
Fixed Income	3,033	1,133	168%
Other	(99)	41	N/M
Total	$5,553	$3,304	68%

	Six Months Ended June 30,

$ in millions	2020	2019	% Change
Equity	$5,041	$4,145	22%
Fixed Income	5,236	2,843	84%
Other	141	58	143%
Total	$10,418	$7,046	48%

11	June 2020 Form 10-Q

Management’s Discussion and Analysis

Sales and Trading Revenues—Equity and Fixed Income

	Three Months Ended June 30, 2020
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$884	$115	$94	$1,093
Execution services	948	651	(73)	1,526
Total Equity	$1,832	$766	$21	$2,619
Total Fixed Income	$2,468	$67	$498	$3,033

	Three Months Ended June 30, 2019
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,085	$94	$(152)	$1,027
Execution services	600	554	(51)	1,103
Total Equity	$1,685	$648	$(203)	$2,130
Total Fixed Income	$1,144	$81	$(92)	$1,133

	Six Months Ended June 30, 2020
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,919	$217	$57	$2,193
Execution services	1,527	1,434	(113)	2,848
Total Equity	$3,446	$1,651	$(56)	$5,041
Total Fixed Income	$4,241	$169	$826	$5,236

	Six Months Ended June 30, 2019
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$2,200	$192	$(410)	$1,982
Execution services	1,151	1,107	(95)	2,163
Total Equity	$3,351	$1,299	$(505)	$4,145
Total Fixed Income	$2,871	$159	$(187)	$2,843

1.	Includes Commissions and fees and Asset management revenues.

2.	Includes funding costs, which are allocated to the businesses based on funding usage.
Sales and Trading Net Revenues in the Current Quarter
Equity
Equity sales and trading net revenues of $2,619 million in the current quarter increased 23% from the prior year quarter, reflecting increases in both our financing and execution services businesses.

•
Financing revenues increased from the prior year quarter, primarily due to the impact of higher realized spreads, partially offset by lower average client balances. Net interest revenues increased reflecting a reduction in funding costs.

•	Execution services revenues increased from the prior year quarter, reflecting improved inventory management results in derivatives products and cash equities as well as higher client activity in cash equities, resulting in higher Commissions and fees.
Fixed Income
Fixed Income sales and trading net revenues of $3,033 million in the current quarter were 168% higher than the prior year quarter, reflecting increases across product lines.

•	Global macro products Trading revenues increased primarily due to higher client activity in both rates and foreign exchange products and wider bid-offer spreads from higher market volatility.

•	Credit products Trading revenues increased primarily due to higher client activity in corporate credit and securitized products and the effect of narrowing credit spreads.

•
Trading revenues from Commodities products and Other increased, primarily in power and gas, and oil products, as a result of increased client activity, driven by higher market volatility and structured transactions.

Net interest revenues increased reflecting lower funding costs.
Other

•
Other sales and trading losses of $99 million in the current quarter reflect losses on hedges associated with loans and lending commitments, lower yields on liquidity investments and losses on economic hedges related to certain Borrowings. Partially offsetting these decreases were gains from investments associated with certain employee deferred compensation plans.

Sales and Trading Net Revenues in the Current Year Period
Equity
Equity sales and trading net revenues of $5,041 million in the current year period increased 22% from the prior year period, reflecting increases in both our financing and execution services businesses.

•	Financing revenues increased from the prior year period, primarily due to higher average client balances. Net interest revenues increased, reflecting a reduction in funding costs.

•
Execution services revenues increased from the prior year period, reflecting improved inventory management results in cash equities and higher client activity in cash equities and derivatives, partially offset by the impact of counterparty exposure losses.

June 2020 Form 10-Q	12

Management’s Discussion and Analysis

Fixed Income
Fixed Income sales and trading net revenues of $5,236 million in the current year period were 84% higher than the prior year period, primarily driven by global macro and credit products.

•	Global macro products Trading revenues increased primarily due to higher client activity in both rates and foreign exchange products and wider bid-offer spreads from continued high market volatility.

•
Credit products Trading revenues increased primarily due to higher client activity in corporate credit and securitized products from higher volumes and wider bid-offer spreads, partially offset by the effect of widening spreads on inventory in municipal, securitized and corporate credit products.

•
Trading revenues from Commodities products and Other increased as a result of improved inventory management and higher client activity in commodities due to higher market volatility, partially offset by lower client structuring activity within derivatives counterparty credit risk management.

Net interest revenues increased reflecting lower funding costs.
Other

•
Other sales and trading revenues of $141 million in the current year period increased from the prior year period reflecting gains on hedges associated with loans and lending commitments, partially offset by lower yields on liquidity investments and losses from investments associated with certain employee deferred compensation plans.

Investments, Other Revenues, Non-interest Expenses, and Income Tax Items
Investments

•
Net investments gains of $36 million in the current quarter and $11 million in the current year period decreased from the prior year periods. The prior year periods included gains associated with an investment's initial public offering and subsequent mark-to-market gains on remaining holdings.

Other Revenues

•
Other revenues of $337 million in the current quarter increased compared to the prior year quarter primarily as a result of higher mark-to-market gains on loans and lending commitments held for sale, partially offset by an increase in the provision for credit losses on loans held for investment. Other net losses of $742 million in the current year period were primarily a result of mark-to-market losses on loans and lending commitments held for sale and an increase in the provision for credit losses on loans held for investment.

Non-interest Expenses
Non-interest expenses of $4,984 million in the current quarter increased from the prior year quarter, primarily reflecting a 65% increase in Compensation and benefits expenses. Non-interest expenses of $8,939 million in the current year period increased from the prior year period, primarily reflecting a 32% increase in Compensation and benefits expenses and a 15% increase in Non-compensation expenses.

•
Compensation and benefits expenses increased in the current year periods primarily due to increases in discretionary incentive compensation, driven by higher revenues. Partially offsetting the increase in the current year period were lower expenses related to certain deferred compensation plans linked to investment performance.

•
Non-compensation expenses increased in the current year periods primarily due to higher volume-related expenses and information processing and communications expenses, and in the current year period, an increase in the provision for credit losses for lending commitments held for investment. Partially offsetting these increases were lower marketing and business development expenses in the current quarter and current year period.

Income Tax Items
The current quarter and current year period included intermittent net discrete tax costs of $125 million and $98 million, respectively. The prior year period included intermittent net discrete tax benefits of $101 million. For further information, see “Supplemental Financial Information—Income Tax Matters” herein.

13	June 2020 Form 10-Q

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended June 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$110	$138	(20)%
Trading	492	162	N/M
Investments	8	—	N/M
Commissions and fees	473	428	11%
Asset management	2,507	2,544	(1)%
Other	60	120	(50)%
Total non-interest revenues	3,650	3,392	8%
Interest income	1,210	1,348	(10)%
Interest expense	180	332	(46)%
Net interest	1,030	1,016	1%
Net revenues	4,680	4,408	6%
Compensation and benefits	2,729	2,382	15%
Non-compensation expenses	809	783	3%
Total non-interest expenses	3,538	3,165	12%
Income before provision for income taxes	$1,142	$1,243	(8)%
Provision for income taxes	289	290	—%
Net income applicable to Morgan Stanley	$853	$953	(10)%

	Six Months Ended June 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$268	$247	9%
Trading	145	464	(69)%
Investments	8	1	N/M
Commissions and fees	1,061	834	27%
Asset management	5,187	4,905	6%
Other	122	200	(39)%
Total non-interest revenues	6,791	6,651	2%
Interest income	2,403	2,761	(13)%
Interest expense	477	615	(22)%
Net interest	1,926	2,146	(10)%
Net revenues	8,717	8,797	(1)%
Compensation and benefits	4,941	4,844	2%
Non-compensation expenses	1,579	1,522	4%
Total non-interest expenses	6,520	6,366	2%
Income before provision for income taxes	$2,197	$2,431	(10)%
Provision for income taxes	480	554	(13)%
Net income applicable to Morgan Stanley	$1,717	$1,877	(9)%

Financial Information and Statistical Data

	At June 30, 2020	At December 31, 2019
$ in billions, except employee data
Client assets	$2,661	$2,700
Fee-based client assets[1]	$1,236	$1,267
Fee-based client assets as a percentage of total client assets	46%	47%
Client liabilities[2]	$94	$90
Investment securities	$89.8	$67.2
Loans and lending commitments	$99.6	$93.2
Wealth Management representatives	15,399	15,468

	Three Months Ended June 30,
	2020	2019
Per representative:
Annualized revenues ($ in thousands)[3]	$1,214	$1,125
Client assets ($ in millions)[4]	$173	$164
Fee-based asset flows ($ in billions)[5]	$11.1	$9.8

	Six Months Ended June 30,
	2020	2019
Per representative:
Annualized revenues ($ in thousands)[3]	$1,130	$1,122
Client assets ($ in millions)[4]	$173	$164
Fee-based asset flows ($ in billions)[5]	$29.5	$24.6

1.	Fee-based client assets represent the amount of assets in client accounts where the fee for services is calculated based on those assets.

2.	Client liabilities include securities-based and other loans (including tailored lending), residential real estate loans and margin lending.

3.	Revenues per representative equals Wealth Management’s annualized net revenues divided by the average number of representatives.

4.	Client assets per representative equals total period-end client assets divided by period-end number of representatives.

5.
Excludes institutional cash management-related activity. For a description of the Inflows and Outflows included within Fee-based asset flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management” in the 2019 Form 10-K.

June 2020 Form 10-Q	14

Management’s Discussion and Analysis

Transactional Revenues

	Three Months Ended June 30,
$ in millions	2020	2019	% Change
Investment banking	$110	$138	(20)%
Trading	492	162	N/M
Commissions and fees	473	428	11%
Total	$1,075	$728	48%
Transactional revenues as a % of Net revenues	23%	17%

	Six Months Ended June 30,
$ in millions	2020	2019	% Change
Investment banking	$268	$247	9%
Trading	145	464	(69)%
Commissions and fees	1,061	834	27%
Total	$1,474	$1,545	(5)%
Transactional revenues as a % of Net revenues	17%	18%
Net Revenues
Transactional Revenues
Transactional revenues of $1,075 million in the current quarter increased 48% from the prior year quarter primarily as a result of higher Trading revenues. Transactional revenues of $1,474 million in the current year period decreased 5% from the prior year period primarily as a result of lower Trading revenues, partially offset by higher Commissions and fees.

•
Investment banking revenues decreased in the current quarter primarily due to lower revenues from preferred equity and closed-end fund issuances. Investment banking revenues increased in the current year period primarily due to higher revenues from structured product issuances, partially offset by lower revenues from preferred equity issuances.

•
Trading revenues increased in the current quarter primarily due to higher gains from investments associated with certain employee deferred compensation plans, partially offset by lower fixed income revenue. Trading revenues decreased in the current year period primarily due to the absence of gains from investments associated with certain employee deferred compensation plans in the current year period, as well as lower fixed income revenue.

•	Commissions and fees increased in the current year periods primarily due to increased client activity in equities.
Asset Management
Asset management revenues of $2,507 million in the current quarter were relatively unchanged compared with the prior year quarter. Asset management revenues of $5,187 million in the current year period increased 6% from the prior year period primarily due to higher fee-based asset levels in 2020 as a result of market appreciation and positive net flows, partially offset by lower average fee rates.
See “Fee-Based Client Assets—Rollforwards” herein.

Other
Other revenues of $60 million in the current quarter and $122 million in the current year period decreased 50% and 39%, respectively, from the prior year periods primarily due to lower realized gains from the AFS securities portfolio and an increase in the provision for credit losses.

Net Interest
Net interest of $1,030 million in the current quarter was relatively unchanged compared with the prior year quarter as growth in Loans, favorable prepayment amortization related to mortgage-backed securities and increases in investment portfolio balances driven by higher brokerage sweep deposits, were offset by the net effect of lower interest rates.
Net interest of $1,926 million in the current year period decreased 10% from the prior year period primarily due to the net effect of lower interest rates, partially offset by growth in Loans and increases in investment portfolio balances driven by higher brokerage sweep deposits.
Non-interest Expenses
Non-interest expenses of $3,538 million in the current quarter and $6,520 million in the current year period increased 12% and 2%, respectively, from the prior year periods, primarily as a result of higher Compensation and benefits expenses.

•
Compensation and benefits expenses increased in the current quarter, primarily due to higher expenses related to certain deferred compensation plans linked to investment performance. Compensation and benefits expenses increased in the current year period primarily due to an increase in the formulaic payout to Wealth Management representatives, driven by the mix of revenues and higher salaries, partially offset by lower expenses related to certain deferred compensation plans linked to investment performance.

•
Non-compensation expenses increased in the current year periods, reflecting E*TRADE acquisition-related expenses, and in the current year period incremental expenses related to Solium Capital, Inc. Partially offsetting these increases were lower marketing and business development expenses in the current quarter and current year period.

15	June 2020 Form 10-Q

Management’s Discussion and Analysis

Fee-Based Client Assets

Rollforwards

$ in billions	At March 31, 2020	Inflows	Outflows	Market Impact	At June 30, 2020
Separately managed[1]	$329	$7	$(4)	$(19)	$313
Unified managed	263	13	(10)	39	305
Advisor	131	8	(8)	18	149
Portfolio manager	379	20	(15)	47	431
Subtotal	$1,102	$48	$(37)	$85	$1,198
Cash management	32	10	(4)	—	38
Total fee-based client assets	$1,134	$58	$(41)	$85	$1,236

$ in billions	At March 31, 2019	Inflows	Outflows	Market Impact	At June 30, 2019
Separately managed[1]	$276	$10	$(5)	$15	$296
Unified managed	283	12	(11)	8	292
Advisor	147	7	(9)	4	149
Portfolio manager	391	21	(15)	3	400
Subtotal	$1,097	$50	$(40)	$30	$1,137
Cash management	19	3	(4)	4	22
Total fee-based client assets	$1,116	$53	$(44)	$34	$1,159

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	At June 30, 2020
Separately managed[1]	$322	$19	$(10)	$(18)	$313
Unified managed	313	29	(22)	(15)	305
Advisor	155	16	(15)	(7)	149
Portfolio manager	435	44	(31)	(17)	431
Subtotal	$1,225	$108	$(78)	$(57)	$1,198
Cash management	42	9	(13)	—	38
Total fee-based client assets	$1,267	$117	$(91)	$(57)	$1,236

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	At June 30, 2019
Separately managed[1]	$279	$23	$(9)	$3	$296
Unified managed	257	23	(20)	32	292
Advisor	137	14	(17)	15	149
Portfolio manager	353	38	(27)	36	400
Subtotal	$1,026	$98	$(73)	$86	$1,137
Cash management	20	7	(9)	4	22
Total fee-based client assets	$1,046	$105	$(82)	$90	$1,159

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

Average Fee Rates

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2020	2019	2020	2019
Separately managed	14	15	14	15
Unified managed	99	100	99	101
Advisor	86	87	85	87
Portfolio manager	94	94	94	95
Subtotal	72	75	72	74
Cash management	6	6	5	6
Total fee-based client assets	70	74	70	73
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2019 Form 10-K.

June 2020 Form 10-Q	16

Management’s Discussion and Analysis

Investment Management
Income Statement Information

	Three Months Ended June 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$—	$(1)	100%
Trading	22	(1)	N/M
Investments	231	247	(6)%
Asset management	684	612	12%
Other	(47)	(9)	N/M
Total non-interest revenues	890	848	5%
Interest income	7	6	17%
Interest expense	11	15	(27)%
Net interest	(4)	(9)	56%
Net revenues	886	839	6%
Compensation and benefits	354	360	(2)%
Non-compensation expenses	316	280	13%
Total non-interest expenses	670	640	5%
Income before provision for income taxes	216	199	9%
Provision for income taxes	39	44	(11)%
Net income	177	155	14%
Net income applicable to noncontrolling interests	23	27	(15)%
Net income applicable to Morgan Stanley	$154	$128	20%

	Six Months Ended June 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$—	$(1)	100%
Trading	(15)	(4)	N/M
Investments	294	438	(33)%
Asset management	1,349	1,229	10%
Other	(40)	(6)	N/M
Total non-interest revenues	1,588	1,656	(4)%
Interest income	15	10	50%
Interest expense	25	23	9%
Net interest	(10)	(13)	23%
Net revenues	1,578	1,643	(4)%
Compensation and benefits	611	730	(16)%
Non-compensation expenses	608	540	13%
Total non-interest expenses	1,219	1,270	(4)%
Income before provision for income taxes	359	373	(4)%
Provision for income taxes	64	77	(17)%
Net income	295	296	—%
Net income applicable to noncontrolling interests	63	32	97%
Net income applicable to Morgan Stanley	$232	$264	(12)%

Net Revenues
Investments
Investments revenues of $231 million in the current quarter decreased 6% from the prior year quarter, primarily in real estate and infrastructure funds, driven by lower carried interest.
Investments revenues of $294 million in the current year period decreased 33% from the prior year period primarily as a result of the reversal of accrued carried interest and investment losses in real estate, certain private equity and infrastructure funds, partially offset by investment gains in an Asia private equity fund, principally driven by gains from an underlying investment, which is subject to certain sales restrictions.
Asset Management
Asset management revenues of $684 million in the current quarter and $1,349 million in the current year period increased 12% and 10% from the prior year quarter and prior year period, respectively, primarily as a result of higher average AUM.
See “Assets Under Management or Supervision” herein.
Other
Other losses of $47 million in the current quarter and $40 million in the current year period increased from the prior year quarter and prior year period, reflecting an impairment of an investment in a third-party asset manager.
Non-interest Expenses
Non-interest expenses of $670 million in the current quarter increased 5% from the prior year quarter primarily as a result of higher Non-compensation expenses. Non-interest expenses of $1,219 million in the current year period decreased 4% from the prior year period primarily as a result of lower Compensation and benefits expenses.

•
Compensation and benefits expenses decreased in the current quarter and current year period, primarily due to lower compensation associated with carried interest, partially offset in the current quarter by higher expenses related to certain deferred compensation plans linked to investment performance.

•	Non-compensation expenses in the current quarter increased from the prior year quarter and prior year period primarily as a result of higher fee sharing paid to intermediaries on higher average AUM.

17	June 2020 Form 10-Q

Management’s Discussion and Analysis

Assets Under Management or Supervision
Rollforwards

$ in billions	At March 31, 2020	Inflows	Outflows	Market Impact	Other	At June 30, 2020
Equity	$121	$18	$(9)	$37	$1	$168
Fixed income	75	11	(6)	4	—	84
Alternative/Other	141	7	(4)	2	(1)	145
Long-term AUM subtotal	337	36	(19)	43	—	397
Liquidity	247	409	(388)	—	—	268
Total AUM	$584	$445	$(407)	$43	$—	$665

$ in billions	At March 31, 2019	Inflows	Outflows	Market Impact	Other	At June 30, 2019
Equity	$120	$9	$(7)	$6	$—	$128
Fixed income	68	5	(4)	2	—	71
Alternative/Other	133	7	(6)	1	—	135
Long-term AUM subtotal	321	21	(17)	9	—	334
Liquidity	159	311	(307)	1	(1)	163
Total AUM	$480	$332	$(324)	$10	$(1)	$497

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	Other	At June 30, 2020
Equity	$138	$32	$(21)	$19	$—	$168
Fixed income	79	21	(15)	—	(1)	84
Alternative/Other	139	15	(8)	(5)	4	145
Long-term AUM subtotal	356	68	(44)	14	3	397
Liquidity	196	855	(783)	1	(1)	268
Total AUM	$552	$923	$(827)	$15	$2	$665

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	Other	At June 30, 2019
Equity	$103	$18	$(15)	$22	$—	$128
Fixed income	68	11	(11)	3	—	71
Alternative/Other	128	12	(10)	6	(1)	135
Long-term AUM subtotal	299	41	(36)	31	(1)	334
Liquidity	164	654	(655)	2	(2)	163
Total AUM	$463	$695	$(691)	$33	$(3)	$497

Average AUM

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2020	2019	2020	2019
Equity	$146	$123	$142	$117
Fixed income	80	69	80	69
Alternative/Other	143	134	141	132
Long-term AUM subtotal	369	326	363	318
Liquidity	266	163	235	164
Total AUM	$635	489	$598	$482
Average Fee Rates

	Three Months Ended June 30,		Six Months Ended June 30,
Fee rate in bps	2020	2019	2020	2019
Equity	76	75	75	76
Fixed income	29	33	30	32
Alternative/Other	58	64	59	66
Long-term AUM	59	62	59	62
Liquidity	16	17	16	17
Total AUM	41	47	42	47
For a description of the asset classes and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2019 Form 10-K.

June 2020 Form 10-Q	18

Management’s Discussion and Analysis

Supplemental Financial Information
Income Tax Matters
Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
U.S. GAAP	25.7%	22.6%	22.8%	19.5%
Adjusted effective income tax rate—non-GAAP[1]	22.6%	22.6%	21.3%	21.3%
Net discrete tax provisions (benefits)
Recurring[2]	$5	$(20)	$(94)	$(127)
Intermittent[3]	$134	$—	$103	$(101)

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
The current quarter and current year period included intermittent net discrete tax costs principally associated with the remeasurement of reserves and interest related to a foreign tax matter. The prior year period included intermittent net discrete tax benefits primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations. See Note 18 to the financial statements for further information.
U.S. Bank Subsidiaries
Our U.S. bank subsidiaries, Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) accept deposits; provide loans to corporations, governments, financial institutions and high to ultra-high net worth clients; and invest in securities. Lending activity recorded in the U.S. Bank subsidiaries from the Institutional Securities business segment primarily includes loans and lending commitments to corporate clients. Lending activity recorded in the U.S. Bank subsidiaries from the Wealth Management business segment primarily includes securities-based lending, which allows clients to borrow money against the value of qualifying securities, and residential real estate loans.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.” For a further discussion about loans and lending commitments, see Notes 9 and 13 to the financial statements.

U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At June 30, 2020	At December 31, 2019
Assets	$263.9	$219.6
Investment securities portfolio:
Investment securities—AFS	63.8	42.4
Investment securities—HTM	28.5	26.1
Total investment securities	$92.3	$68.5
Deposits[2]	$236.0	$189.3
Wealth Management Loans[3]
Residential real estate	$32.1	$30.2
Securities-based lending and Other[4]	53.1	49.9
Total	$85.2	$80.1
Institutional Securities Loans[3]
Corporate	$10.6	$5.6
Secured lending facilities	26.8	26.8
Commercial and Residential real estate	9.2	12.0
Securities-based lending and Other	4.8	5.4
Total	$51.4	$49.8

1.	Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.

2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.

3.	For a further discussion of loans in the Wealth Management and Institutional Securities business segments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.

4.	Other loans primarily include tailored lending.
Other Matters
Planned Acquisition of E*TRADE
On February 20, 2020, we entered into a definitive agreement under which we will acquire E*TRADE Financial Corporation (“E*TRADE”) in an all-stock transaction. In the first quarter of 2020, we filed our application with the Federal Reserve and in early April the Hart-Scott-Rodino Antitrust waiting period expired. On July 17, 2020, E*TRADE shareholders approved the acquisition. While it remains subject to other customary closing conditions, including regulatory approvals, we continue to expect the acquisition to close in the fourth quarter of 2020.
Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates, which we have either determined are not applicable or are not expected to have a significant impact on our financial statements.

19	June 2020 Form 10-Q

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

Total Assets by Business Segment

	At June 30, 2020
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$83,728	$22,445	$103	$106,276
Trading assets at fair value	296,235	324	3,832	300,391
Investment securities	42,867	89,753	—	132,620
Securities purchased under agreements to resell	81,082	15,530	—	96,612
Securities borrowed	105,826	1,008	—	106,834
Customer and other receivables	47,260	14,285	745	62,290
Loans[1]	56,702	85,259	12	141,973
Other assets[2]	13,437	13,047	1,883	28,367
Total assets	$727,137	$241,651	$6,575	$975,363

	At December 31, 2019
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$67,657	$14,247	$267	$82,171
Trading assets at fair value	293,477	47	3,586	297,110
Investment securities	38,524	67,201	—	105,725
Securities purchased under agreements to resell	80,744	7,480	—	88,224
Securities borrowed	106,199	350	—	106,549
Customer and other receivables	39,743	15,190	713	55,646
Loans[1]	50,557	80,075	5	130,637
Other assets[2]	14,300	13,092	1,975	29,367
Total assets	$691,201	$197,682	$6,546	$895,429
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
A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $975 billion at June 30, 2020 from $895 billion at December 31, 2019.
Wealth Management assets increased, primarily in the investment portfolio comprising Cash and cash equivalents, Investment securities and Securities purchased under agreements to resell, as a result of significantly higher deposits in this segment. Loans continued to grow.
Institutional Securities’ assets were also higher, reflecting increases within Cash and cash equivalents and Customer and other receivables, primarily due to higher margin related to derivatives and loan growth in support of client needs.
Liquidity Risk Management Framework
The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity

June 2020 Form 10-Q	20

Management’s Discussion and Analysis
Stress Tests and Liquidity Resources, which support our target liquidity profile. For a further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2019 Form 10-K.
At June 30, 2020 and December 31, 2019, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
Liquidity Resources
We maintain sufficient liquidity resources, which consist of HQLA and cash deposits with banks (“Liquidity Resources”) to cover daily funding needs and to meet strategic liquidity targets sized by the Required Liquidity Framework and Liquidity Stress Tests. The total amount of Liquidity Resources is actively managed by us considering the following components: unsecured debt maturity profile; balance sheet size and composition; funding needs in a stressed environment, inclusive of contingent cash outflows; legal entity, regional and segment liquidity requirements; regulatory requirements; and collateral requirements.
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
Liquidity Resources by Type of Investment1

$ in millions	At June 30, 2020	At December 31, 2019
Cash deposits with central banks	$44,986	$35,025
Unencumbered HQLA Securities[2]:
U.S. government obligations	154,591	88,754
U.S. agency and agency mortgage-backed securities	49,516	50,732
Non-U.S. sovereign obligations[3]	38,631	29,909
Other investment grade securities	1,233	1,591
Total HQLA[2]	$288,957	$206,011
Cash deposits with banks (non-HQLA)	12,450	9,857
Total Liquidity Resources	$301,407	$215,868

1.
In the first quarter of 2020, we changed our internal measure of liquidity from the Global Liquidity Reserve to Liquidity Resources, which is more closely aligned with the regulatory definition of HQLA. Prior periods have been recast to conform to the current presentation.

2.	HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.

3.	Primarily composed of unencumbered Japanese, UK, French, German and Dutch government obligations.

4.

Liquidity Resources by Bank and Non-Bank Legal Entities1

$ in millions	At June 30, 2020	At December 31, 2019	Average Daily Balance Three Months Ended June 30, 2020
Bank legal entities
Domestic	$117,476	$75,894	$113,537
Foreign	5,888	4,049	5,432
Total Bank legal entities	123,364	79,943	118,969
Non-Bank legal entities
Domestic:
Parent Company	87,338	53,128	75,430
Non-Parent Company	38,553	28,905	36,305
Total Domestic	125,891	82,033	111,735
Foreign	52,152	53,892	51,445
Total Non-Bank legal entities	178,043	135,925	163,180
Total Liquidity Resources	$301,407	$215,868	$282,149

1.
In the first quarter of 2020, we changed our internal measure of liquidity from the Global Liquidity Reserve to Liquidity Resources, which is more closely aligned with the regulatory definition of HQLA. Prior periods have been recast to conform to the current presentation.

Liquidity Resources may fluctuate from period to period based on the overall size and composition of our balance sheet, the maturity profile of our unsecured debt and estimates of funding needs in a stressed environment, among other factors. Liquidity Resources increased in the current year period primarily due to an increase in deposits.
Regulatory Liquidity Framework
Liquidity Coverage Ratio
We and our U.S. Bank Subsidiaries are subject to LCR requirements, including a requirement to calculate each entity’s LCR on each business day. The requirements are designed to ensure that banking organizations have sufficient Eligible HQLA to cover net cash outflows arising from significant stress over 30 calendar days, thus promoting the short-term resilience of the liquidity risk profile of banking organizations. In determining Eligible HQLA for LCR purposes, weightings (or asset haircuts) are applied to HQLA and certain HQLA held in subsidiaries are excluded.
As of June 30, 2020, we and our U.S. Bank Subsidiaries are compliant with the minimum required LCR of 100%. For further information on regulatory developments that have impacted our LCR, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein.

21	June 2020 Form 10-Q

Management’s Discussion and Analysis

Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2020	March 31, 2020
Eligible HQLA[1]
Cash deposits with central banks	$52,369	$32,778
Securities[2]	155,251	140,336
Total Eligible HQLA[1]	$207,620	$173,114
LCR	147%	127%

1.	Under the LCR rule, Eligible HQLA is calculated using weightings and excluding certain HQLA held in subsidiaries.

2.	Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
The increase in the LCR in the current quarter is due to increased Eligible HQLA consistent with higher liquidity levels.
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
Collateralized Financing Transactions

$ in millions	At June 30, 2020	At December 31, 2019
Securities purchased under agreements to resell and Securities borrowed	$203,446	$194,773
Securities sold under agreements to repurchase and Securities loaned	$61,341	$62,706
Securities received as collateral[1]	$7,986	$13,022

	Average Daily Balance Three Months Ended
$ in millions	June 30, 2020	December 31, 2019
Securities purchased under agreements to resell and Securities borrowed	$203,005	$210,257
Securities sold under agreements to repurchase and Securities loaned	$59,286	$64,870

1.	Included within Trading assets in the balance sheets.
See Note 2 to the financial statements in the 2019 Form 10-K and Note 8 to the financial statements for more details on collateralized financing transactions.
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
Unsecured Financing
For a discussion of our unsecured financing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Management—Unsecured Financing” in the 2019 Form 10-K.

June 2020 Form 10-Q	22

Management’s Discussion and Analysis

Deposits

$ in millions	At June 30, 2020	At December 31, 2019
Savings and demand deposits:
Brokerage sweep deposits[1]	$156,903	$121,077
Savings and other	38,683	28,388
Total Savings and demand deposits	195,586	149,465
Time deposits	41,263	40,891
Total	$236,849	$190,356

1.	Amounts represent balances swept from client brokerage accounts.

Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits at June 30, 2020 increased compared with December 31, 2019, primarily driven by higher brokerage sweep and savings deposits as the increases that occurred in the first quarter of 2020 were sustained.
Borrowings by Remaining Maturity at June 30, 20201

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$28	$3,198	$3,226
Original maturities greater than one year
2020	$4,699	$2,086	$6,785
2021	19,740	5,687	25,427
2022	16,238	3,784	20,022
2023	15,257	4,163	19,420
2024	15,839	5,341	21,180
Thereafter	84,430	24,974	109,404
Total	$156,203	$46,035	$202,238
Total Borrowings	$156,231	$49,233	$205,464
Maturities over next 12 months[2]			$20,076

1.	Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.

2.	Includes only borrowings with original maturities greater than one year.
Borrowings of $205 billion as of June 30, 2020 increased modestly when compared with $193 billion at December 31, 2019.
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
Parent Company and U.S. Bank Subsidiaries' Issuer Ratings at July 31, 2020

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
On April 22, 2020, Fitch Ratings, Inc. placed the Parent Company and MSBNA ratings on Negative outlook, a change from Stable, related to their expectation of significant operating environment headwinds due to the disruption to economic activity and financial markets from the COVID-19 pandemic.

23	June 2020 Form 10-Q

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
Common Stock Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except for per share data	2020	2019	2020	2019
Number of shares	—	26	29	54
Average price per share	$—	$44.53	$46.01	$43.33
Total	$—	$1,180	$1,347	$2,360
On March 15, 2020, the Financial Services Forum announced that its eight U.S. Bank members, including us, had voluntarily suspended their share repurchase programs. On June 25, 2020, the Federal Reserve published summary results of CCAR and announced that large BHCs generally will be restricted in making share repurchases during the third quarter of 2020. For more information on our capital plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Plans and Stress Tests.”
For further information on our common stock repurchases, see Note 16 to the financial statements.

For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”
Common Stock Dividend Announcement

Announcement date	July 16, 2020
Amount per share	$0.35
Date to be paid	August 14, 2020
Shareholders of record as of	July 31, 2020

On June 25, 2020, the Federal Reserve announced that it would limit common stock dividend payments in the third quarter of 2020 for all large BHCs. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Plans and Stress Tests.”
Preferred Stock Dividend Announcement

Announcement date	June 15, 2020
Date paid	July 15, 2020
Shareholders of record as of	June 30, 2020
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
We utilize SPEs primarily in connection with securitization activities. For information on our securitization activities, see Note 14 to the financial statements in the 2019 Form 10-K.
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

June 2020 Form 10-Q	24

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
Regulatory Capital Requirements
We are required to maintain minimum risk-based and leverage-based capital and TLAC ratios. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Capital Requirements” in the 2019 Form 10-K. For additional information on TLAC, see “Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” herein.
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

Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) or (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At June 30, 2020 and December 31, 2019, our ratios for determining regulatory compliance are based on the Advanced Approach and the Standardized Approach rules, respectively.
Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain an SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2%.
As of June 30, 2020, our risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein.

25	June 2020 Form 10-Q

Management’s Discussion and Analysis

Regulatory Capital Ratios

	At June 30, 2020
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$68,712	$68,712
Tier 1 capital		77,398	77,398
Total capital		87,377	87,048
Total RWA		415,545	427,034
Common Equity Tier 1 capital ratio	10.0%	16.5%	16.1%
Tier 1 capital ratio	11.5%	18.6%	18.1%
Total capital ratio	13.5%	21.0%	20.4%

$ in millions		Required Ratio[1]	At June 30, 2020
Leverage-based capital
Adjusted average assets[2]			$952,655
Tier 1 leverage ratio		4.0%	8.1%
Supplementary leverage exposure[3,4]			$1,062,137
SLR[4]		5.0%	7.3%

	At December 31, 2019
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$64,751	$64,751
Tier 1 capital		73,443	73,443
Total capital		82,708	82,423
Total RWA		394,177	382,496
Common Equity Tier 1 capital ratio	10.0%	16.4%	16.9%
Tier 1 capital ratio	11.5%	18.6%	19.2%
Total capital ratio	13.5%	21.0%	21.5%

$ in millions		Required Ratio[1]	At December 31, 2019
Leverage-based capital
Adjusted average assets[2]			$889,195
Tier 1 leverage ratio		4.0%	8.3%
Supplementary leverage exposure[3]			$1,155,177
SLR		5.0%	6.4%

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

4.
Based on a Federal Reserve interim final rule in effect until March 31, 2021, our SLR and Supplementary leverage exposure as of June 30, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks. As of June 30, 2020, the impact of the interim final rule on our SLR was an improvement of 92 bps. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein.

Regulatory Capital

$ in millions	At June 30, 2020	At December 31, 2019	Change
Common Equity Tier 1 capital
Common stock and surplus	$4,109	$5,228	$(1,119)
Retained earnings	74,280	70,589	3,691
AOCI	1	(2,788)	2,789
Regulatory adjustments and deductions:
Net goodwill	(7,224)	(7,081)	(143)
Net intangible assets	(1,857)	(2,012)	155
Other adjustments and deductions[1]	(597)	815	(1,412)
Total Common Equity Tier 1 capital	$68,712	$64,751	$3,961
Additional Tier 1 capital
Preferred stock	$8,520	$8,520	$—
Noncontrolling interests	525	607	(82)
Additional Tier 1 capital	$9,045	$9,127	$(82)
Deduction for investments in covered funds	(359)	(435)	76
Total Tier 1 capital	$77,398	$73,443	$3,955
Standardized Tier 2 capital
Subordinated debt	$8,691	$8,538	$153
Noncontrolling interests	124	143	(19)
Eligible ACL	1,207	590	617
Other adjustments and deductions	(43)	(6)	(37)
Total Standardized Tier 2 capital	$9,979	$9,265	$714
Total Standardized capital	$87,377	$82,708	$4,669
Advanced Tier 2 capital
Subordinated debt	$8,691	$8,538	$153
Noncontrolling interests	124	143	(19)
Eligible credit reserves	878	305	573
Other adjustments and deductions	(43)	(6)	(37)
Total Advanced Tier 2 capital	$9,650	$8,980	$670
Total Advanced capital	$87,048	$82,423	$4,625

1.
Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

June 2020 Form 10-Q	26

Management’s Discussion and Analysis

RWA Rollforward

	Six Months Ended June 30, 2020
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2019	$342,684	$228,927
Change related to the following items:
Derivatives	2,645	29,723
Securities financing transactions	(8,441)	569
Securitizations	(851)	(588)
Investment securities	2,279	4,279
Commitments, guarantees and loans	8,032	(2,693)
Cash	2,066	2,031
Equity investments	2,286	2,419
Other credit risk[1]	(615)	(1,003)
Total change in credit risk RWA	$7,401	$34,737
Balance at June 30, 2020	$350,085	$263,664
Market risk RWA
Balance at December 31, 2019	$51,493	$51,597
Change related to the following items:
Regulatory VaR	11,622	11,622
Regulatory stressed VaR	4,690	4,690
Incremental risk charge	227	227
Comprehensive risk measure	114	10
Specific risk:
Non-securitization	(423)	(423)
Securitization	(2,263)	(2,263)
Total change in market risk RWA	$13,967	$13,863
Balance at June 30, 2020	$65,460	$65,460
Operational risk RWA
Balance at December 31, 2019	N/A	$101,972
Change in operational risk RWA	N/A	(4,062)
Balance at June 30, 2020	N/A	$97,910
Total RWA	$415,545	$427,034

Regulatory VaR—VaR for regulatory capital requirements

1.	Amounts reflect assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.
Credit risk RWA increased in the current year period under both the Standardized and Advanced Approaches primarily from an increase in Derivatives exposure driven by market volatility, and an increase in Investment Securities mainly due to increased exposures to U.S. government and agency securities. RWA under the Standardized Approach also increased due to Lending activities within the Institutional Securities and Wealth Management business segments, partially offset by a decrease in Securities financing transactions. Under the Advanced Approach, the increased exposure in Derivatives and widening credit spreads also led to an increase in RWA related to CVA.
Market risk RWA increased in the current year period under the Standardized and Advanced Approaches primarily due to an increase in Regulatory VaR mainly as a result of higher market volatility, and an increase in Stressed VaR driven by increased equity and interest rate risk.

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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At June 30, 2020	At December 31, 2019
External TLAC[2]			$203,608	$196,888
External TLAC as a % of RWA	18.0%	21.5%	47.7%	49.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	19.2%	17.0%
Eligible LTD[3]			$117,808	$113,624
Eligible LTD as a % of RWA	9.0%	9.0%	27.7%	28.8%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	11.1%	9.8%

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

We are in compliance with all TLAC requirements as of June 30, 2020 and December 31, 2019. For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2019 Form 10-K.
Capital Plans and Stress Tests
Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large BHCs, which form part of the Federal Reserve’s annual CCAR framework.
We submitted our 2020 Capital Plan (“Capital Plan”) and company-run stress test results to the Federal Reserve on April

27	June 2020 Form 10-Q

Management’s Discussion and Analysis

6, 2020. On June 25, 2020, the Federal Reserve published summary results of its supervisory stress tests of each large BHC. On June 29, 2020, we disclosed a summary of the results of our company-run stress tests on our Investor Relations website. Also on June 29, 2020, we announced that we will be subject to a stress capital buffer (“SCB”) of 5.9% beginning October 1, 2020. Together with other features of the regulatory capital framework, this SCB results in an aggregate Standardized Approach Common Equity Tier 1 required ratio of 13.4%. Generally, our SCB will be updated annually based on the results of the supervisory stress test. See “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments—Stress Capital Buffer Final Rule” herein for additional information on the SCB.

On June 25, 2020, the Federal Reserve also announced that it will be providing updated scenarios, based on which each large BHC will be required to update and resubmit its capital plan within 45 days after the Federal Reserve makes the updated scenarios available. The Federal Reserve stated that it took this action based on its determination that changes in financial markets or the macro-economic outlook, since submission of each BHC’s original capital plan in April 2020, could have a material effect on each BHC’s risk profile and financial condition.

Additionally, on June 25, 2020, the Federal Reserve announced that, in the third quarter of 2020, all large BHCs would be subject to capital action restrictions. Except as noted below, these restrictions generally prohibit large BHCs from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the Federal Reserve. Large BHCs are, however, authorized to make share repurchases relating to issuances of common stock related to employee stock ownership plans; provided that a BHC does not increase the amount of its common stock dividends, to pay common stock dividends that do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters, unless otherwise specified by the Federal Reserve; and to make scheduled payments on additional Tier 1 and Tier 2 capital instruments. The Federal Reserve stated that it may extend these provisions on a quarter-by-quarter basis after September 30, 2020. For a further discussion of our capital plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Balance Sheet—Capital Management” herein and in the 2019 Form 10-K.
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
We are currently evaluating potential updates to our Required Capital framework to take into account changes to our risk-based capital requirements resulting from the SCB and we will continue to evaluate the framework with respect to the impact of other future regulatory requirements, as appropriate.
Average Common Equity Attribution1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in billions	2020	2019	2020	2019
Institutional Securities	$42.8	$40.4	$42.8	$40.4
Wealth Management	18.2	18.2	18.2	18.2
Investment Management	2.6	2.5	2.6	2.5
Parent	14.0	11.5	12.4	11.0
Total	$77.6	$72.6	$76.0	$72.1

1.	The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
Resolution and Recovery Planning
Pursuant to the Dodd-Frank Act, we are required to periodically submit to the Federal Reserve and the FDIC a resolution plan that describes our strategy for a rapid and orderly resolution under the U.S. Bankruptcy Code in the event of our material financial distress or failure. Our next resolution plan submission will be a targeted resolution plan in July 2021.
As described in our most recent resolution plan, which was submitted on June 28, 2019, our preferred resolution strategy is an SPOE strategy. In line with our SPOE strategy, the Parent Company has transferred, and has agreed to transfer on an ongoing basis, certain assets to its wholly owned, direct subsidiary Morgan Stanley Holdings LLC (the “Funding IHC”). In addition, the Parent Company has entered into an amended and restated support agreement with its material entities (including the Funding IHC) and certain other subsidiaries. In the event of a resolution scenario, the Parent Company would be obligated to contribute all of its Contributable Assets to our material entities and/or the Funding IHC. The Funding IHC

June 2020 Form 10-Q	28

Management’s Discussion and Analysis

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
Regulatory Developments
CFTC Final Rule on Capital Requirements for Swap Dealers
The CFTC has finalized rules establishing capital requirements for CFTC-registered swap dealers not subject to regulation by a prudential regulator. Compliance with these rules, which will apply to a number of our subsidiaries that are CFTC-registered swap dealers, is required by October 6, 2021.
Final Rule to Amend the Covered Fund Provisions of the Volcker Rule

The Federal financial regulatory agencies responsible for the Volcker Rule’s implementing regulations have finalized a rule that revises the prohibition on certain investments by banking entities with defined covered funds. The final rule adds certain new exclusions from the definition of covered fund, while streamlining others. It also simplifies certain restrictions on inter-affiliate relationships with covered funds. The final rule is effective beginning October 1, 2020.

Stress Capital Buffer Final Rule
The Federal Reserve has adopted a final rule to integrate its annual capital planning and stress testing requirements with existing applicable regulatory capital requirements. The final rule, which applies to certain BHCs, introduces an SCB and related changes to the capital planning and stress testing processes.
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
Federal Reserve and other U.S. Banking Agency Actions
The Federal Reserve has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19. Through these facilities and programs, the Federal Reserve has taken steps to directly or indirectly purchase assets or debt instruments from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants. In the current year period, we have participated as principal, as well as on behalf of clients, in certain of these facilities and programs and we may participate in other of these facilities and programs in the future.
In addition, the Federal Reserve has taken a range of other actions to support the flow of credit to households and businesses. For example, the Federal Reserve has set the target range for the federal funds rate at 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities, begin purchasing agency commercial mortgage-backed securities, and establish a facility to purchase corporate debt securities and shares of exchange-traded funds holding such securities. The Federal Reserve has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowings by 150 basis points to 0.25% while

29	June 2020 Form 10-Q

Management’s Discussion and Analysis

extending the term of such loans up to 90 days. In addition, reserve requirements have been reduced to zero.
Acting in concert with the other U.S. banking agencies, the Federal Reserve has also issued statements encouraging banking organizations to use their capital and liquidity buffers as they lend to households and businesses affected by COVID-19.
Further, the Federal Reserve along with the other U.S. banking agencies, issued guidance stating that granting certain concessions to borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of the COVID-19 pandemic, generally would not be considered TDRs under applicable U.S. GAAP. This guidance also clarifies that efforts to work with borrowers of one-to-four family residential mortgages impacted by the COVID-19 pandemic and meeting certain criteria will not result in such loans being deemed restructured or modified for purposes of regulatory capital requirements.
The Federal Reserve and other U.S. banking agencies have also issued a series of rulemakings in response to the COVID-19 pandemic, including to facilitate banking organizations’ use of their capital buffers:

•
Supplementary Leverage Ratio Interim Final Rules. The Federal Reserve has adopted an interim final rule that excludes, on a temporary basis, U.S. Treasury securities and deposits at Federal Reserve Banks from our supplementary leverage exposure from April 1, 2020 to March 31, 2021.

A similar interim final rule issued by the OCC along with the other U.S. banking agencies provides national banks, including MSBNA and MSPBNA, an optional election to apply similar relief. If elected, a national bank must receive prior approval from the OCC before making any capital distributions while the exclusion is in effect. As of June 30, 2020, neither MSBNA nor MSPBNA made this optional election.

•
Revisions to Definition of Eligible Retained Income. The U.S. banking agencies have adopted an interim final rule amending the definition of eligible retained income in their respective capital rules. As amended, eligible retained income is defined by the U.S. banking agencies as the greater of (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) the average of net income over the preceding four quarters. This definition applies with respect to any payout restrictions applicable in the event of a breach of any regulatory capital buffers, including any applicable CCyB, G-SIB capital surcharge, capital conservation buffer, the enhanced SLR and, once effective, SCB, which replaces the capital conservation buffer under the Standardized Approach. The interim final rule became effective March 20, 2020.

Separately, the Federal Reserve has adopted an interim final rule amending the definition of eligible retained income under its TLAC rule to be consistent with the revised definition of eligible retained income in the regulatory capital framework, as summarized above. The interim final rule became effective March 26, 2020.

•
Regulatory Capital and Stress Testing Developments Related to Implementation of CECL. The U.S. banking agencies have adopted an interim final rule altering, for purposes of the regulatory capital and TLAC requirements, the required adoption time period for CECL. We have elected to apply a transition method provided by the rule, under which the effects of CECL on our regulatory capital and TLAC requirements are deferred for two years, followed by a three-year phase-in of the aggregate capital effects of the two-year deferral.

Non-U.S. Central Bank Actions
In addition to actions taken by the Federal Reserve, many non-U.S. central banks have announced similar facilities and programs in response to the economic and market disruptions associated with COVID-19. Firm subsidiaries operating in non-U.S. markets may participate, or perform customer facilitation roles, in such non-U.S. facilities or programs.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)
The CARES Act was signed into law on March 27, 2020. Pursuant to the CARES Act, the U.S. Treasury has the authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities affected by the economic effects of COVID-19. Some of these funds may also be used to support the several Federal Reserve programs and facilities described in “Federal Reserve Actions” previously or additional programs or facilities that are established by the Federal Reserve under its Section 13(3) authority and meet certain criteria. Among other provisions, the CARES Act also includes funding for the Small Business Administration to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as TDRs and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts.
The CARES Act also includes several measures that temporarily adjust existing laws or regulations. These include providing the FDIC with additional authority to guarantee the deposits of solvent insured depository institutions held in non-interest-bearing business transaction accounts to a maximum amount specified by the FDIC, reinstating the FDIC’s Temporary Liquidity Guarantee Authority to guarantee debt obligations of solvent insured depository institutions or depository institution holding companies, temporarily allowing the U.S. Treasury to fully guarantee money market mutual funds and granting

June 2020 Form 10-Q	30

Management’s Discussion and Analysis

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

31	June 2020 Form 10-Q

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
Trading Risks
We are exposed to a wide range of risks related to interest rates and credit spreads, equity prices, foreign exchange rates and commodity prices, and the associated implied volatilities and spreads, related to the global markets in which we conduct our trading activities.
The statistical technique known as VaR is one of the tools we use to measure, monitor and review the market risk exposures of our trading portfolios.
For information regarding our primary risk exposures and market risk management, VaR methodology, assumptions and limitations, see “Quantitative and Qualitative Disclosures about Risk—Market Risk—Trading Risks” in the 2019 Form 10-K.

95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	June 30, 2020
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$42	$47	$59	$36
Equity price	38	25	38	20
Foreign exchange rate	10	11	15	8
Commodity price	25	16	25	11
Less: Diversification benefit[1]	(68)	(49)	N/A	N/A
Primary Risk Categories	$47	$50	$62	$44
Credit Portfolio	26	25	30	23
Less: Diversification benefit[1]	(1)	(15)	N/A	N/A
Total Management VaR	$72	$60	$78	$47

	Three Months Ended
	March 31, 2020
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$62	$32	$62	$24
Equity price	22	15	23	12
Foreign exchange rate	11	8	14	5
Commodity price	12	13	19	10
Less: Diversification benefit[1]	(65)	(33)	N/A	N/A
Primary Risk Categories	$42	$35	$52	$28
Credit Portfolio	25	15	25	12
Less: Diversification benefit[1]	(12)	(10)	N/A	N/A
Total Management VaR	$55	$40	$58	$32

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

Average and period-end total Management VaR and Management VaR for the Primary Risk Categories increased from the three months ended March 31, 2020 primarily as a result of increased historical market volatility early in the current quarter amid the COVID-19 pandemic, with the period-end VaR increase being partially offset by risk reduction in the Fixed Income business.

June 2020 Form 10-Q	32

Risk Disclosures

Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There was one day with trading losses in the current quarter, which did not exceed the 95%/one-day Total Management VaR.
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
Credit Spread Risk Sensitivity1

$ in millions	At June 30, 2020	At March 31, 2020
Derivatives	$7	$6
Funding liabilities[2]	45	39

1.	Amounts represent the potential gain for each 1 bps widening of our credit spread.

2.	Relates to Borrowings carried at fair value.

The change in sensitivity to funding liabilities between June 30, 2020 and March 31, 2020 was primarily driven by the effects of credit spread tightening and new issuances.
U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At June 30, 2020	At March 31, 2020
Basis point change
+100	$599	$850
-100	(351)	(495)
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
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates between June 30, 2020 and March 31, 2020 was primarily driven by the effect of changes in the mix of our assets and liabilities and lower market rates.

33	June 2020 Form 10-Q

Risk Disclosures

Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At June 30, 2020	At March 31, 2020
Investments related to Investment Management activities	$329	$327
Other investments:
MUMSS	170	173
Other Firm investments	188	197
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

Loans and Lending Commitments

	At June 30, 2020
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$9,974	$9,360	$18	$19,352
Secured lending facilities	24,733	3,779	497	29,009
Commercial and Residential real estate	7,207	1,337	1,888	10,432
Securities-based lending and Other	1,012	56	5,837	6,905
Total Institutional Securities	42,926	14,532	8,240	65,698
Wealth Management:
Residential real estate	32,193	11	—	32,204
Securities-based lending and Other	53,165	—	—	53,165
Total Wealth Management	85,358	11	—	85,369
Total Investment Management[1]	4	8	510	522
Total loans, before ACL	128,288	14,551	8,750	151,589
ACL	(866)			(866)
Total loans, net of ACL	$127,422	$14,551	$8,750	$150,723
Lending commitments				$112,841
Total loans, net of ACL, and lending commitments				$263,564

	At December 31, 2019
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$5,426	$6,192	$20	$11,638
Secured lending facilities	24,502	4,200	951	29,653
Commercial and Residential real estate	7,859	2,049	3,290	13,198
Securities-based lending and Other	503	123	6,814	7,440
Total Institutional Securities	38,290	12,564	11,075	61,929
Wealth Management:
Residential real estate	30,184	13	—	30,197
Securities-based lending and Other	49,930	—	—	49,930
Total Wealth Management	80,114	13	—	80,127
Total Investment Management[1]	5	—	251	256
Total loans, before ACL	118,409	12,577	11,326	142,312
ACL	(349)			(349)
Total loans, net of ACL	$118,060	$12,577	$11,326	$141,963
Lending commitments				$120,068
Total loans, net of ACL, and lending commitments				$262,031
HFI—Held for investment; HFS—Held for sale; FVO—Fair value option

1.
Investment Management business segment loans are related to certain of our activities as an investment advisor and manager. At June 30, 2020 and December 31, 2019, loans held at fair value are predominantly the result of the consolidation of CLO vehicles, managed by Investment Management, composed primarily of senior secured loans to corporations.

2.
Lending commitments represent the notional amount of legally binding obligations to provide funding to clients for lending transactions. Since commitments associated with these business activities may expire unused or may not be utilized to full capacity, they do not necessarily reflect the actual future cash funding requirements.

We provide loans and lending commitments to a variety of customers including large corporate and institutional clients as well as high to ultra-high net worth individuals. In addition, we

June 2020 Form 10-Q	34

Risk Disclosures

purchase loans in the secondary market. Loans and lending commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements in the 2019 Form 10-K.
Total loans and lending commitments increased by approximately $2 billion since December 31, 2019, primarily due to growth in Corporate loans within the Institutional Securities business segment and across all the portfolios within the Wealth Management business segment, partially offset by a decrease in event-driven lending commitments and Commercial real estate loans within the Institutional Securities business segment.
See Notes 4, 9 and 13 to the financial statements for further information.
Beginning late in the first quarter of 2020 and following in part from the U.S. government’s enactment of the CARES Act, we have received requests from certain clients for modifications of their credit agreements with us, which in some cases include deferral of their loan payments. Requests for loan payment deferrals related to Residential real estate loans are immediately granted, while Commercial real estate loan deferrals require careful consideration prior to approval. As of June 30, 2020, we have approved requests for forbearance, or deferral of principal and interest payments, on loans with unpaid principal balances of approximately:

•
$1 billion in our Wealth Management business segment tailored lending portfolio, which is included within Securities-based lending and Other. These loans are commercial real estate-related and generally linked to personal guarantees from high to ultra-high net worth individuals;

•	$1 billion in Wealth Management business segment Residential real estate loans; and

•	Less than $1 billion within our Institutional Securities business segment, primarily within Commercial real estate.
In addition to the deferrals noted above, we are also working with clients regarding modifications of certain other terms under their original loan agreements that do not impact loan payments. As of June, 30 2020, we have granted such relief to certain borrowers, primarily within Secured lending facilities and Corporate loans. Such modifications include agreements to modify margin calls for Secured lending facilities, typically in return for additional payments which improve loan-to-value ratios. In some cases we have agreed to temporarily not enforce certain covenants, for example debt or interest coverage ratios, typically in return for other structural enhancements.
Granting loan deferrals or modification requests does not necessarily mean that we will incur credit losses and we do not believe modifications have had a material impact on the risk profile of our loan portfolio. Modifications are considered in our evaluation of overall credit risk. Generally, loans with payment deferrals remain on accrual status and loans with other modifications remain on current status.
Requests for forbearance and other modifications could continue in future periods given the ongoing uncertain global economic and market conditions. See “Executive Summary—Coronavirus Disease (COVID-19) Pandemic,” and “Risk Factors” herein for further information. See also “Forward Looking Statements” in the 2019 Form 10-K. For additional information on regulatory guidance which permits certain loan modifications for borrowers impacted by COVID-19 to not be accounted for and reported as TDRs and the Firm’s accounting policies for such modifications, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” and Note 2 to the financial statements, respectively.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
December 31, 2019[1]	$590
Effect of CECL adoption	(41)
Gross charge-offs	(33)
Recovery	2
Net (charge-offs) recoveries	(31)
Provision[2]	646
Other	(1)
June 30, 2020	$1,163
ACL—Loans	$866
ACL—Lending commitments	297

1.	At December 31, 2019, the ACL for Loans and Lending commitments was $349 million and $241 million, respectively.

2.
The provision for loan losses and provision (release) for losses on lending commitments were $246 million and $(7) million, respectively, in the current quarter and $538 million and $108 million, respectively, in the current year period.

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
The aggregate allowance for loans and lending commitments increased in the current year period, principally reflecting a provision for credit losses within the Institutional Securities business segment primarily resulting from the economic impact of COVID-19. This provision was the result of higher actual and expected future downgrades, revisions to our forecasts reflecting expected future market and macroeconomic conditions and an increase in funded balances. The base scenario

35	June 2020 Form 10-Q

Risk Disclosures

used in our ACL models as of June 30, 2020 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is U.S. GDP. The base scenario, among other things, includes a continued sharp drop in U.S. GDP in the current quarter, a U.S. recession, and a recovery supported by fiscal stimulus and monetary policy measures in the U.S. and around the world beginning in the second half of 2020. See Note 2 to the financial statements for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At June 30, 2020		At December 31, 2019
	IS	WM	IS	WM
Accrual	99.0%	99.9%	99.0%	99.9%
Nonaccrual[1]	1.0%	0.1%	1.0%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Institutional Securities Loans and Lending Commitments1

	At June 30, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$74	$29	$—	$4	$107
A	1,032	1,078	187	228	2,525
BBB	3,284	5,262	4,240	460	13,246
BB	12,221	8,157	7,808	461	28,647
Other NIG	5,527	6,943	4,568	1,870	18,908
Unrated[2]	72	67	121	1,249	1,509
Total loans	22,210	21,536	16,924	4,272	64,942
Lending commitments
AAA	—	50	—	—	50
AA	3,986	690	2,460	—	7,136
A	6,721	6,869	8,718	296	22,604
BBB	8,851	14,551	15,767	221	39,390
BB	3,020	5,342	7,303	745	16,410
Other NIG	1,151	5,091	6,244	331	12,817
Unrated[2]	3	47	2	1	53
Total lending commitments	23,732	32,640	40,494	1,594	98,460
Total exposure	$45,942	$54,176	$57,418	$5,866	$163,402

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$7	$50	$—	$5	$62
A	955	923	516	277	2,671
BBB	2,297	5,589	3,592	949	12,427
BB	9,031	11,189	9,452	1,449	31,121
Other NIG	4,020	5,635	2,595	1,143	13,393
Unrated[2]	117	82	131	1,628	1,958
Total loans	16,427	23,468	16,286	5,451	61,632
Lending commitments
AAA	—	50	—	—	50
AA	2,838	908	2,509	—	6,255
A	6,461	7,287	9,371	298	23,417
BBB	7,548	13,780	20,560	753	42,641
BB	2,464	5,610	8,333	1,526	17,933
Other NIG	2,193	4,741	7,062	2,471	16,467
Unrated[2]	—	9	107	7	123
Total lending commitments	21,504	32,385	47,942	5,055	106,886
Total exposure	$37,931	$55,853	$64,228	$10,506	$168,518

NIG–Non-investment grade

1.	Counterparty credit ratings are internally determined by the Credit Risk Management Department (“CRM”).

2.
Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Market Risk” herein.

As a result of the economic impacts of COVID-19, there was an increase in lending commitments funded during the current year period in the Institutional Securities business segment. In the first quarter of 2020, the increase was primarily driven by clients with non-investment grade credit ratings, who sought liquidity as capital markets alternatives to drawing on lines of credit were less available. In the current quarter, as capital markets became more active, many of these clients paid down on the lines which were drawn upon in the first quarter.

June 2020 Form 10-Q	36

Risk Disclosures

Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At June 30, 2020	At December 31, 2019
Industry
Financials	$41,023	$40,992
Real estate	25,195	28,348
Industrials	14,684	13,136
Healthcare	13,063	14,113
Communications services	10,298	12,165
Energy	10,118	9,461
Utilities	9,966	9,905
Consumer staples	9,855	9,724
Consumer discretionary	9,025	9,589
Information technology	8,378	9,201
Materials	5,178	5,577
Insurance	4,401	3,755
Other	2,218	2,552
Total	$163,402	$168,518
Sectors Currently in Focus due to COVID-19
The continuing effect on economic activity of COVID-19 and related governmental actions have impacted borrowers in many sectors and industries. While we are carefully monitoring all of our Institutional Securities business segment exposures, certain sectors are more sensitive to the current economic environment and are continuing to receive heightened focus. The sectors currently in focus are: air travel, retail, upstream energy, lodging and leisure, and healthcare services and systems. As of June 30, 2020, exposures to these sectors are included across the Industrials, Financials, Real estate, Consumer discretionary, Energy and Healthcare industries in the previous table, and in aggregate represent approximately 10% of total Institutional Securities business segment lending exposure. The substantial majority of these exposures are either investment grade or secured by collateral. The future developments of COVID-19 and related government actions and their effect on the economic environment remain uncertain; therefore, the sectors impacted and the extent of the impacts may change over time. Refer to “Risk Factors” herein.
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other.
Corporate comprises relationship and event-driven loans and lending commitments, which typically consist of revolving lines of credit, term loans and bridge loans; may have varying terms; may be senior or subordinated; may be secured or unsecured; are generally contingent upon representations, warranties and contractual conditions applicable to the borrower; and may be syndicated, traded or hedged. For additional information on event-driven loans, see “Institutional Securities Event-Driven Loans and Lending Commitments” herein.
Secured lending facilities include loans provided to clients, which are primarily secured by loans, which are, in turn, collateralized by various assets including residential real estate, commercial real estate, corporate and financial assets. These facilities generally provide for overcollateralization. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement and/or a decline in the underlying collateral value. The Firm monitors collateral levels against the requirements of lending agreements.
Commercial real estate loans are primarily senior, secured by underlying real estate and typically in term loan form. In addition, as part of certain of its trading and securitization activities, Institutional Securities may also hold residential real estate loans.
Securities-based lending and Other includes financing extended to sales and trading customers and corporate loans purchased in the secondary market.

Institutional Securities Event-Driven Loans and Lending Commitments

	At June 30, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$1,947	$1,307	$1,044	$738	$5,036
Lending commitments	5,504	2,846	2,055	455	10,860
Total loans and lending commitments	$7,451	$4,153	$3,099	$1,193	$15,896

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans	$1,194	$1,024	$839	$390	$3,447
Lending commitments	7,921	5,012	2,285	3,090	18,308
Total loans and lending commitments	$9,115	$6,036	$3,124	$3,480	$21,755
Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period. Late in first quarter of 2020, credit spreads in the market for these loans and commitments widened significantly, resulting in a substantial slowdown in the volume of sales and syndications, which impacted this market into the current quarter. By the end of the current quarter, this market had largely normalized; however, liquidity may decline and volatility may return in the future given the current uncertain economic and market conditions. See “Risk Factors” herein, and Forward Looking Statements in the 2019 Form 10-K.

37	June 2020 Form 10-Q

Risk Disclosures

Institutional Securities Loans and Lending Commitments Held for Investment

	At June 30, 2020
$ in millions	Loans	Lending Commitments	Total
Corporate	$9,974	$61,881	$71,855
Secured lending facilities	24,733	8,379	33,112
Commercial real estate	7,207	306	7,513
Other	1,012	1,079	2,091
Total, before ACL	$42,926	$71,645	$114,571
ACL	$(756)	$(293)	$(1,049)

	At December 31, 2019
$ in millions	Loans	Lending Commitments	Total
Corporate	$5,426	$61,716	$67,142
Secured lending facilities	24,502	6,105	30,607
Commercial real estate	7,859	425	8,284
Other	503	832	1,335
Total, before ACL	$38,290	$69,078	$107,368
ACL	$(297)	$(236)	$(533)
Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured lending facilities	Commercial real estate	Other	Total
At December 31, 2019
ACL—Loans	$115	$101	$75	$6	$297
ACL—Lending commitments	$201	$27	$7	$1	$236
Total	$316	$128	$82	$7	$533
Effect of CECL adoption	(43)	(53)	35	3	(58)
Gross charge-offs	(33)	—	—	—	(33)
Recoveries	—	—	—	2	2
Net (charge-offs) recoveries	(33)	—	—	2	(31)
Provision[1]	371	89	162	(16)	606
Other	(1)	—	(42)	42	(1)
Total at June 30, 2020	$610	$164	$237	$38	$1,049
ACL—Loans	$379	$122	$226	$29	$756
ACL—Lending commitments	231	42	11	9	293

1.
The provision for loan losses and provision (release) for losses on lending commitments were $223 million and $(5) million, respectively, in the current quarter and $496 million and $110 million, respectively, in the current year period.

Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At June 30, 2020	At December 31, 2019
Corporate	3.8%	2.1%
Secured lending facilities	0.5%	0.4%
Commercial real estate	3.1%	1.0%
Other	2.9%	1.2%
Total Institutional Securities loans	1.8%	0.8%

Wealth Management Loans and Lending Commitments

	At June 30, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other	$45,811	$3,798	$1,841	$1,662	$53,112
Residential real estate	12	5	—	32,130	32,147
Total loans	$45,823	$3,803	$1,841	$33,792	$85,259
Lending commitments	11,440	2,276	396	269	14,381
Total loans and lending commitments	$57,263	$6,079	$2,237	$34,061	$99,640

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other	$41,863	$3,972	$2,783	$1,284	$49,902
Residential real estate	13	11	—	30,149	30,173
Total loans	$41,876	$3,983	$2,783	$31,433	$80,075
Lending commitments	10,219	2,564	71	307	13,161
Total loans and lending commitments	$52,095	$6,547	$2,854	$31,740	$93,236
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
For the current year period, Loans and Lending commitments associated with the Wealth Management business segment increased due to growth across all portfolios.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
December 31, 2019[1]	$57
Effect of CECL adoption	17
Provision[2]	40
June 30, 2020	$114
ACL—Loans	$110
ACL—Lending commitments	4

1.	At December 31, 2019, the total ACL for Loans and Lending commitments was $52 million and $5 million, respectively.

2.
The provision for loan losses and provision (release) for losses on lending commitments were $23 million and $(2) million, respectively, in the current quarter and $42 million and $(2) million, respectively, in the current year period.

At June 30, 2020, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to

June 2020 Form 10-Q	38

Risk Disclosures

daily client margining, which includes requiring customers to deposit additional collateral, or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans

	At June 30, 2020
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$24,524	$8,945	$33,469

	At December 31, 2019
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$22,216	$9,700	$31,916
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
Employee Loans

$ in millions	At June 30, 2020	At December 31, 2019
Currently employed by the Firm	$2,850	N/A
No longer employed by the Firm	147	N/A
Balance	$2,997	$2,980
ACL[1]	(172)	(61)
Balance, net	$2,825	$2,919
Remaining repayment term, weighted average in years	5.0	4.8

1.	The change in ACL includes a $124 million increase due to the adoption of CECL on January 1, 2020.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives and are full recourse and generally require periodic repayments. The ACL as of June 30, 2020 was calculated under CECL, while the ACL at December 31, 2019 was calculated under the prior incurred loss model. The related provision is recorded in Compensation and benefits expense in the income statements. See Note 2 for a description of the CECL allowance methodology, including credit quality indicators, for employee loans. For additional information on employee loans, see Note 9.

Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At June 30, 2020
<1 year	$668	$11,654	$37,871	$24,762	$13,357	$88,312
1-3 years	508	5,687	20,332	14,937	6,850	48,314
3-5 years	478	4,815	12,952	9,427	4,054	31,726
Over 5 years	4,482	32,927	93,134	66,713	17,852	215,108
Total, gross	$6,136	$55,083	$164,289	$115,839	$42,113	$383,460
Counterparty netting	(3,002)	(42,172)	(134,053)	(90,233)	(24,138)	(293,598)
Cash and securities collateral	(2,818)	(10,580)	(25,143)	(19,460)	(12,132)	(70,133)
Total, net	$316	$2,331	$5,093	$6,146	$5,843	$19,729

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2019
<1 year	$371	$9,195	$31,789	$22,757	$6,328	$70,440
1-3 years	378	5,150	17,707	11,495	9,016	43,746
3-5 years	502	4,448	9,903	6,881	3,421	25,155
Over 5 years	3,689	24,675	70,765	40,542	14,587	154,258
Total, gross	$4,940	$43,468	$130,164	$81,675	$33,352	$293,599
Counterparty netting	(2,172)	(33,521)	(103,452)	(62,345)	(19,514)	(221,004)
Cash and securities collateral	(2,641)	(8,134)	(22,319)	(14,570)	(10,475)	(58,139)
Total, net	$127	$1,813	$4,393	$4,760	$3,363	$14,456

$ in millions	At June 30, 2020	At December 31, 2019
Industry
Utilities	$4,887	$4,275
Financials	4,251	3,448
Industrials	1,900	914
Healthcare	1,633	991
Regional governments	1,104	791
Energy	902	524
Information technology	886	659
Not-for-profit organizations	878	657
Materials	691	325
Sovereign governments	636	403
Communications services	479	381
Consumer staples	474	129
Consumer discretionary	435	370
Insurance	318	214
Real estate	207	315
Other	48	60
Total	$19,729	$14,456

1.	Counterparty credit ratings are determined internally by CRM.

We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. In the current year period, our exposure to credit risk arising from OTC derivatives has increased, primarily as a function of the effect of market factors and

39	June 2020 Form 10-Q

Risk Disclosures

volatility on the valuation of our positions, although exposure has declined since peaking in March. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2019 Form 10-K and Note 6 to the financial statements.
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
Top 10 Non-U.S. Country Exposures at June 30, 2020

United Kingdom
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(205)	$782	$577
Net counterparty exposure[2]	61	10,469	10,530
Loans	—	3,219	3,219
Lending commitments	—	6,247	6,247
Exposure before hedges	(144)	20,717	20,573
Hedges[3]	(311)	(1,253)	(1,564)
Net exposure	$(455)	$19,464	$19,009

Japan
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$8,782	$526	$9,308
Net counterparty exposure[2]	100	4,851	4,951
Loans	—	713	713
Lending commitments	—	2	2
Exposure before hedges	8,882	6,092	14,974
Hedges[3]	(96)	(227)	(323)
Net exposure	$8,786	$5,865	$14,651

Germany
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,745	$12	$1,757
Net counterparty exposure[2]	223	3,290	3,513
Loans	—	1,999	1,999
Lending commitments	—	3,272	3,272
Exposure before hedges	1,968	8,573	10,541
Hedges[3]	(285)	(810)	(1,095)
Net exposure	$1,683	$7,763	$9,446

France
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$67	$(307)	$(240)
Net counterparty exposure[2]	15	2,905	2,920
Loans	—	834	834
Lending commitments	—	3,213	3,213
Exposure before hedges	82	6,645	6,727
Hedges[3]	(6)	(755)	(761)
Net exposure	$76	$5,890	$5,966

Spain
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$—	$(19)	$(19)
Net counterparty exposure[2]	5	348	353
Loans	—	3,787	3,787
Lending commitments	—	1,780	1,780
Exposure before hedges	5	5,896	5,901
Hedges[3]	—	(119)	(119)
Net exposure	$5	$5,777	$5,782

Canada
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$152	$401	$553
Net counterparty exposure[2]	130	1,964	2,094
Loans	—	285	285
Lending commitments	—	1,792	1,792
Exposure before hedges	282	4,442	4,724
Hedges[3]	—	(117)	(117)
Net exposure	$282	$4,325	$4,607

June 2020 Form 10-Q	40

Risk Disclosures

China
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(102)	$1,462	$1,360
Net counterparty exposure[2]	85	375	460
Loans	—	1,432	1,432
Lending commitments	—	758	758
Exposure before hedges	(17)	4,027	4,010
Hedges[3]	(82)	(131)	(213)
Net exposure	$(99)	$3,896	$3,797

Australia
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,832	$248	$2,080
Net counterparty exposure[2]	17	662	679
Loans	—	319	319
Lending commitments	—	847	847
Exposure before hedges	1,849	2,076	3,925
Hedges[3]	—	(173)	(173)
Net exposure	$1,849	$1,903	$3,752

India
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,763	$716	$2,479
Net counterparty exposure[2]	—	829	829
Loans	—	228	228
Exposure before hedges	1,763	1,773	3,536
Net exposure	$1,763	$1,773	$3,536

Netherlands
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$98	$218	$316
Net counterparty exposure[2]	—	704	704
Loans	—	489	489
Lending commitments	—	1,648	1,648
Exposure before hedges	98	3,059	3,157
Hedges[3]	(32)	(162)	(194)
Net exposure	$66	$2,897	$2,963

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

Additional Information—Top 10 Non-U.S. Country Exposures

Collateral Held against Net Counterparty Exposure1

$ in millions		At June 30, 2020
Country of Risk	Collateral[2]
Germany	Spain and France	$12,980
United Kingdom	U.K., U.S. and Spain	12,478
Other	Japan, France and U.S.	25,290

1.	The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at June 30, 2020.

2.	Collateral primarily consists of cash and government obligations.
Country Risk Exposures Related to the U.K.
At June 30, 2020, our country risk exposures in the U.K. included net exposures of $19,009 million (as shown in the Top 10 Non-U.S. Country Exposures table) and overnight deposits of $6,225 million. The $19,464 million of exposures to non-sovereigns were diversified across both names and sectors and include $7,116 million to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $5,618 million to geographically diversified counterparties, and $5,988 million to exchanges and clearinghouses.
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

41	June 2020 Form 10-Q

Risk Disclosures

model risk, see “Quantitative and Qualitative Disclosures about Risk—Model Risk” in the 2019 Form 10-K.
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern. For a further discussion about our liquidity risk, see “Quantitative and Qualitative Disclosures about Risk—Liquidity Risk” in the 2019 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein. In addition, for further information on market and economic conditions and their effects on risk in general, see “Risk Factors” herein.
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

June 2020 Form 10-Q	42

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of June 30, 2020, and the related condensed consolidated income statements, comprehensive income statements, and statements of changes in total equity for the three-month and six-month periods ended June 30, 2020 and 2019, and the cash flow statements for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
August 4, 2020

43	June 2020 Form 10-Q

Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2020	2019	2020	2019
Revenues
Investment banking	$2,142	$1,590	$3,413	$2,832
Trading	4,683	2,732	7,739	6,173
Investments	275	441	313	714
Commissions and fees	1,102	979	2,462	1,945
Asset management	3,265	3,220	6,682	6,269
Other	347	253	(664)	554
Total non-interest revenues	11,814	9,215	19,945	18,487
Interest income	2,358	4,506	5,861	8,796
Interest expense	758	3,477	2,905	6,753
Net interest	1,600	1,029	2,956	2,043
Net revenues	13,414	10,244	22,901	20,530
Non-interest expenses
Compensation and benefits	6,035	4,531	10,318	9,182
Brokerage, clearing and exchange fees	716	630	1,456	1,223
Information processing and communications	589	538	1,152	1,070
Professional services	535	537	984	1,051
Occupancy and equipment	365	353	730	700
Marketing and business development	63	162	195	303
Other	756	590	1,565	1,143
Total non-interest expenses	9,059	7,341	16,400	14,672
Income before provision for income taxes	4,355	2,903	6,501	5,858
Provision for income taxes	1,119	657	1,485	1,144
Net income	$3,236	$2,246	$5,016	$4,714
Net income applicable to noncontrolling interests	40	45	122	84
Net income applicable to Morgan Stanley	$3,196	$2,201	$4,894	$4,630
Preferred stock dividends	149	170	257	263
Earnings applicable to Morgan Stanley common shareholders	$3,047	$2,031	$4,637	$4,367
Earnings per common share
Basic	$1.98	$1.24	$3.00	$2.65
Diluted	$1.96	$1.23	$2.96	$2.62
Average common shares outstanding
Basic	1,541	1,634	1,548	1,646
Diluted	1,557	1,655	1,565	1,666

June 2020 Form 10-Q	44	See Notes to Consolidated Financial Statements

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Net income	$3,236	$2,246	$5,016	$4,714
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21	65	(111)	43
Change in net unrealized gains (losses) on available-for-sale securities	295	609	1,620	1,038
Pension, postretirement and other	(1)	3	24	4
Change in net debt valuation adjustment	(2,496)	(246)	1,307	(866)
Total other comprehensive income (loss)	$(2,181)	$431	$2,840	$219
Comprehensive income	$1,055	$2,677	$7,856	$4,933
Net income applicable to noncontrolling interests	40	45	122	84
Other comprehensive income (loss) applicable to noncontrolling interests	(87)	9	51	(22)
Comprehensive income applicable to Morgan Stanley	$1,102	$2,623	$7,683	$4,871

See Notes to Consolidated Financial Statements	45	June 2020 Form 10-Q

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At June 30, 2020	At December 31, 2019
Assets
Cash and cash equivalents	$106,276	$82,171
Trading assets at fair value ($127,153 and $128,386 were pledged to various parties)	300,391	297,110
Investment securities (includes $85,577 and $62,223 at fair value)	132,620	105,725
Securities purchased under agreements to resell (includes $19 and $4 at fair value)	96,612	88,224
Securities borrowed	106,834	106,549
Customer and other receivables	62,290	55,646
Loans:
Held for investment (net of allowance of $866 and $349)	127,422	118,060
Held for sale	14,551	12,577
Goodwill	7,329	7,143
Intangible assets (net of accumulated amortization of $3,361 and $3,204)	1,958	2,107
Other assets	19,080	20,117
Total assets	$975,363	$895,429
Liabilities
Deposits (includes $4,022 and $2,099 at fair value)	$236,849	$190,356
Trading liabilities at fair value	149,756	133,356
Securities sold under agreements to repurchase (includes $1,225 and $733 at fair value)	50,848	54,200
Securities loaned	10,493	8,506
Other secured financings (includes $9,914 and $7,809 at fair value)	13,662	14,698
Customer and other payables	198,971	197,834
Other liabilities and accrued expenses	21,311	21,155
Borrowings (includes $66,737 and $64,461 at fair value)	205,464	192,627
Total liabilities	887,354	812,732
Commitments and contingent liabilities (see Note 13)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,576,105,281 and 1,593,973,680	20	20
Additional paid-in capital	23,782	23,935
Retained earnings	74,015	70,589
Employee stock trusts	3,018	2,918
Accumulated other comprehensive income (loss)	1	(2,788)
Common stock held in treasury at cost, $0.01 par value (462,788,698 and 444,920,299 shares)	(19,693)	(18,727)
Common stock issued to employee stock trusts	(3,018)	(2,918)
Total Morgan Stanley shareholders’ equity	86,645	81,549
Noncontrolling interests	1,364	1,148
Total equity	88,009	82,697
Total liabilities and equity	$975,363	$895,429

June 2020 Form 10-Q	46	See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Total Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Preferred Stock
Beginning and ending balance	$8,520	$8,520	$8,520	$8,520
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	23,428	23,178	23,935	23,794
Share-based award activity	354	268	(153)	(350)
Other net increases	—	—	—	2
Ending balance	23,782	23,446	23,782	23,446
Retained Earnings
Beginning balance	71,518	66,061	70,589	64,175
Cumulative adjustments for accounting changes[1]	—	—	(100)	63
Net income applicable to Morgan Stanley	3,196	2,201	4,894	4,630
Preferred stock dividends[2]	(149)	(170)	(257)	(263)
Common stock dividends[2]	(550)	(504)	(1,111)	(1,017)
Ending balance	74,015	67,588	74,015	67,588
Employee Stock Trusts
Beginning balance	3,088	3,000	2,918	2,836
Share-based award activity	(70)	(111)	100	53
Ending balance	3,018	2,889	3,018	2,889
Accumulated Other Comprehensive Income (Loss)
Beginning balance	2,095	(2,473)	(2,788)	(2,292)
Net change in Accumulated other comprehensive income (loss)	(2,094)	422	2,789	241
Ending balance	1	(2,051)	1	(2,051)
Common Stock Held In Treasury at Cost
Beginning balance	(19,721)	(14,582)	(18,727)	(13,971)
Share-based award activity	56	47	844	1,081
Repurchases of common stock and employee tax withholdings	(28)	(1,264)	(1,810)	(2,909)
Ending balance	(19,693)	(15,799)	(19,693)	(15,799)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(3,088)	(3,000)	(2,918)	(2,836)
Share-based award activity	70	111	(100)	(53)
Ending balance	(3,018)	(2,889)	(3,018)	(2,889)
Non-Controlling Interests
Beginning balance	1,368	1,168	1,148	1,160
Net income applicable to non-controlling interests	40	45	122	84
Net change in Accumulated other comprehensive income (loss)	(87)	9	51	(22)
Other net increases (decreases)	43	(101)	43	(101)
Ending balance	1,364	1,121	1,364	1,121
Total Equity	$88,009	$82,845	$88,009	$82,845

1.	See Notes 2 and 16 for further information regarding cumulative adjustments for accounting changes.

2.	See Note 16 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	47	June 2020 Form 10-Q

Consolidated Cash Flow Statements (Unaudited)

	Six Months Ended June 30,
$ in millions	2020	2019
Cash flows from operating activities
Net income	$5,016	$4,714
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	548	592
Depreciation and amortization	1,510	1,333
Provision for (Release of) credit losses on lending activities	646	54
Other operating adjustments	599	(121)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	17,539	2,621
Securities borrowed	(285)	(17,267)
Securities loaned	1,987	(1,583)
Customer and other receivables and other assets	(7,789)	48
Customer and other payables and other liabilities	(1,005)	11,522
Securities purchased under agreements to resell	(8,388)	13,124
Securities sold under agreements to repurchase	(3,352)	12,535
Net cash provided by (used for) operating activities	7,026	27,572
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(782)	(1,008)
Changes in loans, net	(8,700)	(4,886)
Investment securities:
Purchases	(33,195)	(26,061)
Proceeds from sales	3,581	9,869
Proceeds from paydowns and maturities	5,616	5,040
Other investing activities	(138)	(776)
Net cash provided by (used for) investing activities	(33,618)	(17,822)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	332	214
Deposits	46,287	(11,227)
Proceeds from issuance of Borrowings	32,914	16,692
Payments for:
Borrowings	(24,632)	(18,513)
Repurchases of common stock and employee tax withholdings	(1,810)	(2,909)
Cash dividends	(1,328)	(1,412)
Other financing activities	(164)	(106)
Net cash provided by (used for) financing activities	51,599	(17,261)
Effect of exchange rate changes on cash and cash equivalents	(902)	(105)
Net increase (decrease) in cash and cash equivalents	24,105	(7,616)
Cash and cash equivalents, at beginning of period	82,171	87,196
Cash and cash equivalents, at end of period	$106,276	$79,580
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$2,742	$6,311
Income taxes, net of refunds	679	1,115

June 2020 Form 10-Q	48	See Notes to Consolidated Financial Statements

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
Basis of Financial Information
The financial statements are prepared in accordance with U.S. GAAP, which requires the Firm to make estimates and assumptions regarding the valuations of certain financial instruments, the valuations of goodwill and intangible assets, the outcome of legal and tax matters, deferred tax assets, ACL, and other matters that affect its financial statements and related disclosures. The Firm believes that the estimates utilized in the preparation of its financial statements are prudent and reasonable. Actual results could differ materially from these estimates.
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

49	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2019 Form 10-K.
During the six months ended June 30, 2020 (“current year period”), there were no significant revisions to the Firm’s significant accounting policies, other than for the accounting updates adopted.
Accounting Updates Adopted in 2020
Reference Rate Reform
The Firm adopted the Reference Rate Reform accounting update in the current quarter. There was no impact to the Firm’s financial statements upon initial adoption.
This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. The Firm is applying the accounting relief as relevant contract and hedge accounting relationship modifications are made during the course of the reference rate reform transition period. The optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. It also allows entities to change certain critical terms of existing hedge accounting relationships that are affected by reference rate reform, and these changes would not require de-designating the hedge accounting relationship. The optional relief ends December 31, 2022.
Financial Instruments—Credit Losses
The Firm adopted the Financial Instruments—Credit Losses accounting update on January 1, 2020.
This accounting update impacted the impairment model for certain financial assets measured at amortized cost by requiring a CECL methodology to estimate expected credit losses over the entire life of the financial asset, recorded at inception or purchase. CECL replaced the loss model previously applicable to loans held for investment, HTM securities and other receivables carried at amortized cost, such as employee loans.
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

For certain portfolios, we determined that there are de minimus or zero expected credit losses, for example, for lending and financing transactions, such as Securities borrowed, Securities purchased under agreements to resell and certain other portfolios where collateral arrangements are being followed. Also, we have zero expected credit losses for certain financial assets based on the credit quality of the borrower or issuer, such as U.S. government and agency securities.

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
Factors considered by management when determining the ACL include payment status, fair value of collateral, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts. The Firm’s three forecasts include assumptions about certain macroeconomic variables including, but not limited to, U.S. gross domestic product, equity market indices, unemployment rates, as well as commercial real estate and home price indices. At the conclusion of the Firm’s reasonable and supportable forecast period of 13 quarters, there is a gradual reversion back to historical averages.
The ACL is measured on a collective basis when similar risk characteristics exist for multiple instruments considering all available information relevant to assessing the collectability of cash flows. Generally, the Firm applies a probability of default/loss given default model for instruments that are collectively assessed, under which the ACL is calculated as the product of probability of default, loss given default and exposure at default. These parameters are forecast for each collective group of assets using a scenario-based statistical model and at the conclusion of the Firm’s reasonable and supportable forecast period, the parameters gradually revert back to historical averages.

June 2020 Form 10-Q	50

Notes to Consolidated Financial Statements (Unaudited)

If the instrument does not share similar risk characteristics with other instruments, including when it is probable that the Firm will be unable to collect the full payment of principal and interest on the instrument when due, the ACL is measured on an individual basis. The Firm generally applies a discounted cash flow method for instruments that are individually assessed.

The Firm may also elect to use an approach that considers the fair value of the collateral when measuring the ACL if the loan is collateral dependent (i.e., repayment of the loan is expected to be provided substantially by the sale or operation of the underlying collateral and the borrower is experiencing financial difficulty).

Additionally, the Firm can elect to use an approach to measure the ACL using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Firm has elected to use this approach for certain securities-based loans, customer receivables representing margin loans, Securities purchased under agreements to resell and Securities borrowed.
Credit quality indicators considered in developing the ACL include:

•
Corporate loans, Secured lending facilities, Commercial real estate loans and securities, and Other loans: Internal risk ratings developed by the Credit Risk Management Department which are refreshed at least annually, and more frequently as necessary. These ratings generally correspond to external ratings published by S&P. The Firm also considers transaction structure, including type of collateral, collateral terms, and position of the obligation within the capital structure. In addition, for Commercial real estate, the Firm considers property type and location, net operating income, LTV ratios, among others, as well as commercial real estate price and credit spread indices and capitalization rates.

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

For Securities-based loans, the Firm generally measures the ACL based on the fair value of collateral.
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
Nonaccrual
The Firm places financial instruments on nonaccrual status if principal or interest is past due for a period of 90 days or more or payment of principal or interest is in doubt unless the obligation is well-secured and in the process of collection, or in certain cases when related to COVID-19 as noted in “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19” herein. For any instrument placed on nonaccrual status, the Firm reverses any unpaid interest accrued with an offsetting reduction to Interest income. Principal and interest payments received on nonaccrual instruments are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal is not in doubt, interest income is realized on a cash basis. If neither principal nor interest collection is in doubt and the instruments are brought current, instruments are generally placed on accrual status and interest income is recognized using the effective interest method.

51	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19
In the first quarter of 2020, the Firm elected to apply the guidance issued by Congress in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as well as by the U.S. banking agencies stating that certain concessions granted to borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. Additionally, these loans generally would not be considered nonaccrual status unless collectability concerns exist despite the modification provided. For loans remaining on accrual status, the Firm elected to continue recognizing interest income during the modification periods.
ACL Write-offs
The Firm writes-off a financial instrument in the period that it is deemed uncollectible and records a reduction in the ACL and the balance of the financial instrument in the balance sheet. However, for accrued interest receivable balances that are separately recorded from the related financial instruments, the Firm's nonaccrual policy requires that accrued interest receivable be written off against Interest income when the related financial instrument is placed in nonaccrual status. Accordingly, the Firm elected not to measure an ACL for accrued interest receivables. However, in the case of loans which are modified as a result of COVID-19 and remain on accrual status due to the relief noted in “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19,” accrued interest receivable balances are assessed for any required ACL.
Available-for-Sale (“AFS”) Investment Securities

AFS securities are reported at fair value in the balance sheets. Interest income, including amortization of premiums and accretion of discounts, is included in Interest income in the Income statements. AFS securities in an unrealized gain position at the end of the reporting period are reflected in AOCI and AFS securities in an unrealized loss position are treated as follows.

Unrealized Losses on AFS Securities

AFS securities in an unrealized loss position that the Firm either has the intent to sell or that the Firm is likely to be required to sell before recovery of its amortized cost basis require a write-off of any previously established ACL as well as a write-down of amortized cost basis to the security's fair value, with any incremental unrealized losses reported in Other revenues.

For all other AFS securities in an unrealized loss position, the Firm assesses whether credit losses exist at the individual security level and reflects the credit losses in the ACL accordingly. When considering if a credit loss exists, the Firm considers relevant information as discussed in Note 2 of the

2019 Form 10-K. Upon the adoption of Financial Instruments—Credit Losses, the Firm no longer considers the length of time the fair value has been less than the amortized cost basis in determining whether a credit loss exists.
Recognition. If a credit loss exists, the Firm recognizes its ACL and provision for credit losses for AFS securities in its balance sheets and income statements, respectively, as follows.

	ACL	Provision for credit losses
AFS securities	Contra Investment securities	Other revenue
The Firm recognizes the non-credit loss component of the unrealized loss as an adjustment to the security’s value with an offsetting entry to AOCI in the balance sheets.

Nonaccrual & ACL Write-Offs on AFS Securities
AFS securities follow the same nonaccrual and write-off guidance as discussed in “Instruments Measured at Amortized Cost and Certain Off-Balance Sheet Credit Exposures” herein, except as set forth in “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19.”
3. Cash and Cash Equivalents
Cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks. Cash equivalents are highly liquid investments with remaining maturities of three months or less from the acquisition date that are readily convertible to cash and are not held for trading purposes.

$ in millions	At June 30, 2020	At December 31, 2019
Cash and due from banks	$12,411	$6,763
Interest bearing deposits with banks	93,865	75,408
Total Cash and cash equivalents	$106,276	$82,171
Restricted cash	$42,885	$32,512

Cash and cash equivalents also include Restricted cash such as cash segregated in compliance with federal or other regulations, including minimum reserve requirements set by the Federal Reserve Bank and other central banks, and the Firm's initial margin deposited with clearing organizations.

June 2020 Form 10-Q	52

Notes to Consolidated Financial Statements (Unaudited)

4. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$47,902	$26,585	$97	$—	$74,584
Other sovereign government obligations	39,287	6,249	11	—	45,547
State and municipal securities	—	1,408	—	—	1,408
MABS	—	1,104	379	—	1,483
Loans and lending commitments[2]	—	4,682	4,068	—	8,750
Corporate and other debt	—	24,126	2,686	—	26,812
Corporate equities[3]	94,672	940	83	—	95,695
Derivative and other contracts:
Interest rate	3,229	253,908	1,189	—	258,326
Credit	—	8,429	741	—	9,170
Foreign exchange	26	73,816	91	—	73,933
Equity	1,703	63,139	1,286	—	66,128
Commodity and other	2,337	13,049	3,362	—	18,748
Netting[1]	(6,355)	(321,335)	(1,065)	(58,899)	(387,654)
Total derivative and other contracts	940	91,006	5,604	(58,899)	38,651
Investments[4]	615	115	759	—	1,489
Physical commodities	—	2,396	—	—	2,396
Total trading assets[4]	183,416	158,611	13,687	(58,899)	296,815
Investment securities—AFS	49,018	36,559	—	—	85,577
Securities purchased under agreements to resell	—	19	—	—	19
Total assets at fair value	$232,434	$195,189	$13,687	$(58,899)	$382,411

	At June 30, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$3,932	$90	$—	$4,022
Trading liabilities:
U.S. Treasury and agency securities	14,862	1,994	—	—	16,856
Other sovereign government obligations	24,147	1,460	1	—	25,608
Corporate and other debt	—	8,399	4	—	8,403
Corporate equities[3]	59,944	353	69	—	60,366
Derivative and other contracts:
Interest rate	3,317	240,593	429	—	244,339
Credit	—	8,739	610	—	9,349
Foreign exchange	19	77,030	74	—	77,123
Equity	1,967	70,055	3,170	—	75,192
Commodity and other	2,486	11,729	1,275	—	15,490
Netting[1]	(6,355)	(321,335)	(1,065)	(54,215)	(382,970)
Total derivative and other contracts	1,434	86,811	4,493	(54,215)	38,523
Total trading liabilities	100,387	99,017	4,567	(54,215)	149,756
Securities sold under agreements to repurchase	—	785	440	—	1,225
Other secured financings	—	9,614	300	—	9,914
Borrowings	—	62,602	4,135	—	66,737
Total liabilities at fair value	$100,387	$175,950	$9,532	$(54,215)	$231,654

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$36,866	$28,992	$22	$—	$65,880
Other sovereign government obligations	23,402	4,347	5	—	27,754
State and municipal securities	—	2,790	1	—	2,791
MABS	—	1,690	438	—	2,128
Loans and lending commitments[2]	—	6,253	5,073	—	11,326
Corporate and other debt	—	22,124	1,396	—	23,520
Corporate equities[3]	123,942	652	97	—	124,691
Derivative and other contracts:
Interest rate	1,265	182,977	1,239	—	185,481
Credit	—	6,658	654	—	7,312
Foreign exchange	15	64,260	145	—	64,420
Equity	1,219	48,927	922	—	51,068
Commodity and other	1,079	7,255	2,924	—	11,258
Netting[1]	(2,794)	(235,947)	(993)	(47,804)	(287,538)
Total derivative and other contracts	784	74,130	4,891	(47,804)	32,001
Investments[4]	481	252	858	—	1,591
Physical commodities	—	1,907	—	—	1,907
Total trading assets[4]	185,475	143,137	12,781	(47,804)	293,589
Investment securities—AFS	32,902	29,321	—	—	62,223
Securities purchased under agreements to resell	—	4	—	—	4
Total assets at fair value	$218,377	$172,462	$12,781	$(47,804)	$355,816

53	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,920	$179	$—	$2,099
Trading liabilities:
U.S. Treasury and agency securities	11,191	34	—	—	11,225
Other sovereign government obligations	21,837	1,332	1	—	23,170
Corporate and other debt	—	7,410	—	—	7,410
Corporate equities[3]	63,002	79	36	—	63,117
Derivative and other contracts:
Interest rate	1,144	171,025	462	—	172,631
Credit	—	7,391	530	—	7,921
Foreign exchange	6	67,473	176	—	67,655
Equity	1,200	49,062	2,606	—	52,868
Commodity and other	1,194	7,118	1,312	—	9,624
Netting[1]	(2,794)	(235,947)	(993)	(42,531)	(282,265)
Total derivative and other contracts	750	66,122	4,093	(42,531)	28,434
Total trading liabilities	96,780	74,977	4,130	(42,531)	133,356
Securities sold under agreements to repurchase	—	733	—	—	733
Other secured financings	—	7,700	109	—	7,809
Borrowings	—	60,373	4,088	—	64,461
Total liabilities at fair value	$96,780	$145,703	$8,506	$(42,531)	$208,458
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

Detail of Loans and Lending Commitments at Fair Value1

$ in millions	At June 30, 2020	At December 31, 2019
Corporate	$18	$20
Secured lending facilities	497	951
Commercial Real Estate	942	2,098
Residential Real Estate	946	1,192
Securities-based lending and Other loans	6,347	7,065
Total	$8,750	$11,326

1.	Loans previously classified as corporate have been further disaggregated in the current period; prior period balances have been revised to conform with current period presentation.
Unsettled Fair Value of Futures Contracts1

$ in millions	At June 30, 2020	At December 31, 2019
Customer and other receivables, net	$556	$365

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the financial statements in the 2019 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
U.S. Treasury and agency securities
Beginning balance	$99	$7	$22	$54
Realized and unrealized gains (losses)	(3)	—	(20)	—
Purchases	81	5	108	5
Sales	(38)	(4)	(23)	(54)
Net transfers	(42)	(3)	10	—
Ending balance	$97	$5	$97	$5
Unrealized gains (losses)	$(1)	$—	$(21)	$—
Other sovereign government obligations
Beginning balance	$17	$5	$5	$17
Realized and unrealized gains (losses)	(1)		—	—
Purchases	—	8	9	8
Sales	(3)	(3)	(4)	(4)
Net transfers	(2)		1	(11)
Ending balance	$11	$10	$11	$10
Unrealized gains (losses)	$(1)	$—	$—	$—
State and municipal securities
Beginning balance	$1	$12	$1	$148
Purchases	—	15	—	15
Sales	—	(11)	—	(43)
Net transfers	(1)	—	(1)	(104)
Ending balance	$—	$16	$—	$16
Unrealized gains (losses)	$—	$—	$—	$—
MABS
Beginning balance	$483	$301	$438	$354
Realized and unrealized gains (losses)	11	(5)	(62)	3
Purchases	274	52	384	63
Sales	(401)	(43)	(418)	(133)
Settlements	—	(19)	—	(22)
Net transfers	12	194	37	215
Ending balance	$379	$480	$379	$480
Unrealized gains (losses)	$8	$(12)	$(60)	$(24)
Loans and lending commitments
Beginning balance	$5,980	$6,343	$5,073	$6,870
Realized and unrealized gains (losses)	(2)	73	(119)	44
Purchases and originations	808	957	1,160	1,548
Sales	(672)	(1,021)	(755)	(588)
Settlements	(901)	(733)	(1,508)	(1,487)
Net transfers[1]	(1,145)	(15)	217	(783)
Ending balance	$4,068	$5,604	$4,068	$5,604
Unrealized gains (losses)	$5	$66	$(116)	$44

June 2020 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Corporate and other debt
Beginning balance	$1,708	$1,061	$1,396	$1,076
Realized and unrealized gains (losses)	55	86	(87)	161
Purchases	2,859	407	2,522	428
Sales	(1,726)	(101)	(861)	(267)
Settlements	(232)	(3)	(311)	(5)
Net transfers	22	(86)	27	(29)
Ending balance	$2,686	$1,364	$2,686	$1,364
Unrealized gains (losses)	$46	$85	$(92)	$152
Corporate equities
Beginning balance	$146	$152	$97	$95
Realized and unrealized gains (losses)	(12)	(12)	(100)	(10)
Purchases	13	21	24	28
Sales	(25)	(13)	(127)	(31)
Net transfers	(39)	(50)	189	16
Ending balance	$83	$98	$83	$98
Unrealized gains (losses)	$(9)	$(10)	$(91)	$(7)
Investments
Beginning balance	$725	$974	$858	$757
Realized and unrealized gains (losses)	(23)	26	(49)	38
Purchases	14	9	17	14
Sales	(11)	(32)	(20)	(36)
Net transfers	54	(192)	(47)	12
Ending balance	$759	$785	$759	$785
Unrealized gains (losses)	$(22)	$29	$(50)	$38
Net derivatives: Interest rate
Beginning balance	$873	$551	$777	$618
Realized and unrealized gains (losses)	(126)	238	70	183
Purchases	11	53	129	59
Issuances	(24)	(19)	(27)	(30)
Settlements	(12)	(1)	(26)	(15)
Net transfers	38	(6)	(163)	1
Ending balance	$760	$816	$760	$816
Unrealized gains (losses)	$(160)	$230	$27	$234
Net derivatives: Credit
Beginning balance	$198	$(261)	$124	$40
Realized and unrealized gains (losses)	(74)	30	(60)	217
Purchases	13	28	44	93
Issuances	(22)	(19)	(39)	(470)
Settlements	54	39	102	(8)
Net transfers	(38)	45	(40)	(10)
Ending balance	$131	$(138)	$131	$(138)
Unrealized gains (losses)	$(143)	$30	$(63)	$224

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Net derivatives: Foreign exchange
Beginning balance	$(150)	$5	$(31)	$75
Realized and unrealized gains (losses)	122	(33)	94	(154)
Purchases	—	—	3	—
Issuances	—	—	(9)	—
Settlements	2	(22)	(11)	(12)
Net transfers	43	21	(29)	62
Ending balance	$17	$(29)	$17	$(29)
Unrealized gains (losses)	$44	$(37)	$35	$(45)
Net derivatives: Equity
Beginning balance	$(1,376)	$(1,760)	$(1,684)	$(1,485)
Realized and unrealized gains (losses)	(135)	86	181	(92)
Purchases	149	60	237	96
Issuances	(391)	(158)	(595)	(359)
Settlements	10	43	(52)	185
Net transfers	(141)	14	29	(60)
Ending balance	$(1,884)	$(1,715)	$(1,884)	$(1,715)
Unrealized gains (losses)	$(156)	$70	$(4)	$(106)
Net derivatives: Commodity and other
Beginning balance	$1,849	$2,106	$1,612	$2,052
Realized and unrealized gains (losses)	338	(145)	448	(113)
Purchases	3	8	21	16
Issuances	(2)	(2)	(17)	(17)
Settlements	(119)	(106)	7	(183)
Net transfers	18	—	16	106
Ending balance	$2,087	$1,861	$2,087	$1,861
Unrealized gains (losses)	$182	$(272)	$257	$(306)
Deposits
Beginning balance	$117	$99	$179	$27
Realized and unrealized losses (gains)	6	6	3	12
Issuances	—	24	—	51
Settlements	(4)	(4)	(9)	(4)
Net transfers	(29)	13	(83)	52
Ending balance	$90	$138	$90	$138
Unrealized losses (gains)	$7	$6	$3	$12
Nonderivative trading liabilities
Beginning balance	$64	$43	$37	$16
Realized and unrealized losses (gains)	5	(9)	(10)	(10)
Purchases	(42)	(24)	(45)	(30)
Sales	24	11	22	28
Settlements	—	—	3	—
Net transfers	23	15	67	32
Ending balance	$74	$36	$74	$36
Unrealized losses (gains)	$5	$(9)	$(10)	$(10)

55	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Securities sold under agreements to repurchase
Beginning balance	$—	$—	$—	$—
Realized and unrealized losses (gains)	(31)	—	(31)	—
Issuances	471	—	471	—
Ending balance	$440	$—	$440	$—
Unrealized losses (gains)	$(31)	$—	$(31)	$—
Other secured financings
Beginning balance	$389	$153	$109	$208
Realized and unrealized losses (gains)	—	2	(12)	6
Issuances	5	—	7	—
Settlements	(88)	(1)	(203)	(8)
Net transfers	(6)	—	399	(52)
Ending balance	$300	$154	$300	$154
Unrealized losses (gains)	$—	$2	$(12)	$6
Borrowings
Beginning balance	$3,998	$3,775	$4,088	$3,806
Realized and unrealized losses (gains)	500	172	(202)	444
Issuances	385	354	766	598
Settlements	(92)	(99)	(283)	(243)
Net transfers	(656)	(263)	(234)	(666)
Ending balance	$4,135	$3,939	$4,135	$3,939
Unrealized losses (gains)	$496	$173	$(200)	$419
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	281	35	(125)	91

1.
Net transfers in the current year period reflect the largely offsetting impacts of transfers in of $857 million of equity margin loans in the first quarter and transfers out of $707 million of equity margin loans in the current quarter. The loans were transferred in in the first quarter as the significance of the margin loan rate input increased as a result of reduced liquidity, and transferred out in the second quarter as liquidity conditions improved reducing the significance of the input.

Level 3 instruments may be hedged with instruments classified in Level 1 and Level 2. The realized and unrealized gains or losses for assets and liabilities within the Level 3 category presented in the previous tables do not reflect the related realized and unrealized gains or losses on hedging instruments that have been classified by the Firm within the Level 1 and/or Level 2 categories.
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

	Balance / Range (Average)[1]
$ in millions, except inputs	At June 30, 2020	At December 31, 2019
Assets Measured at Fair Value on a Recurring Basis
U.S. Treasury and agency securities	$97	$22
Comparable pricing:
Bond price	18 to 109 points (68 points)	N/M
MABS	$379	$438
Comparable pricing:
Bond price	0 to 80 points (44 points)	0 to 96 points (47 points)
Loans and lending commitments	$4,068	$5,073
Margin loan model:
Discount rate	N/A	1% to 9% (2%)
Volatility skew	N/A	15% to 80% (28%)
Credit Spread	N/A	9 to 39 bps (19 bps)
Margin loan rate	1% to 6% (3%)	N/A
Comparable pricing:
Loan price	68 to 110 points (92 points)	69 to 100 points (93 points)
Corporate and other debt	$2,686	$1,396
Comparable pricing:
Bond price	10 to 104 points (89 points)	11 to 108 points (84 points)
Discounted cash flow:
Recovery rate	51% to 62% (53% / 51%)	35%
Option model:
At the money volatility	21%	21%
Corporate equities	$83	$97
Comparable pricing:
Equity price	100%	100%
Investments	$759	$858
Discounted cash flow:
WACC	10% to 20% (15%)	8% to 17% (15%)
Exit multiple	7 to 17 times (12 times)	7 to 16 times (11 times)
Market approach:
EBITDA multiple	6 to 23 times (10 times)	7 to 24 times (11 times)
Comparable pricing:
Equity price	50% to 100% (98%)	75% to 100% (99%)

June 2020 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average)[1]
$ in millions, except inputs	At June 30, 2020	At December 31, 2019
Net derivative and other contracts:
Interest rate	$760	$777
Option model:
IR volatility skew	0% to 191% (66% / 80%)	24% to 156% (63% / 59%)
IR curve correlation	59% to 97% (86% / 90%)	47% to 90% (72% / 72%)
Bond volatility	4% to 37% (21% / 20%)	4% to 15% (13% / 14%)
Inflation volatility	24% to 63% (44% / 41%)	24% to 63% (44% / 41%)
IR curve	1%	1%
Credit	$131	$124
Credit default swap model:
Cash-synthetic basis	6 points	6 points
Bond price	0 to 98 points (54 points)	0 to 104 points (45 points)
Credit spread	20 to 435 bps (82 bps)	9 to 469 bps (81 bps)
Funding spread	178 to 250 bps (215 bps)	47 to 117 bps (84 bps)
Correlation model:
Credit correlation	31% to 68% (39%)	29% to 62% (36%)
Foreign exchange[2]	$17	$(31)
Option model:
IR - FX correlation	16% to 59% (38%)	32% to 56% (46% / 46%)
IR volatility skew	0% to 191% (66% / 80%)	24% to 156% (63% / 59%)
IR curve	10% to 11% (11%)	10% to 11% (10% / 10%)
Contingency probability	95% (95%)	85% to 95% (94% / 95%)
Equity[2]	$(1,884)	$(1,684)
Option model:
At the money volatility	16% to 89% (43%)	9% to 90% (36%)
Volatility skew	-3% to 0% (-1%)	-2% to 0% (-1%)
Equity correlation	5% to 96% (73%)	5% to 98% (70%)
FX correlation	-60% to 55% (-35%)	-79% to 60% (-37%)
IR correlation	-7% to 45% (20% / 18%)	-11% to 44% (18% / 16%)
Commodity and other	$2,087	$1,612
Option model:
Forward power price	$0 to $148 ($27) per MWh	$3 to $182 ($28) per MWh
Commodity volatility	8% to 210% (19%)	7% to 183% (18%)
Cross-commodity correlation	43% to 99% (93%)	43% to 99% (93%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$90	$179
Option Model:
Equity at the money volatility	7% to 23% (7%)	16% to 37% (20%)
Corporate equities	$69	$36
Comparable pricing:
Equity price	100%	N/A
Securities sold under agreements to repurchase	$440	$—
Discounted cash flow
Funding spread	121 to 154 bps (143 bps)	N/A

Balance / Range (Average)[1]
$ in millions, except inputs	At June 30, 2020	At December 31, 2019
Other secured financings	$300	$109
Discounted cash flow:
Funding spread	107 bps (107 bps)	111 to 124 bps (117 bps)
Comparable pricing:
Loan price	25 to 101 points (73 points)	N/M
Borrowings	$4,135	$4,088
Option model:
At the money volatility	6% to 73% (25%)	5% to 44% (21%)
Volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
Equity correlation	38% to 98% (78%)	38% to 94% (78%)
Equity - FX correlation	-72% to 13% (-30%)	-75% to 26% (-25%)
IR - FX Correlation	-27% to 6% (-6% / -6%)	-26% to 10% (-7% / -7%)
Nonrecurring Fair Value Measurement
Loans	$2,193	$1,500
Corporate loan model:
Credit spread	42 to 591 bps (301 bps)	69 to 446 bps (225 bps)
Warehouse model:
Credit spread	193 to 714 bps (371 bps)	287 to 318 bps (297 bps)
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
Other than as follows, during the current quarter, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs. For margin loans, the margin loan rate is the annualized rate that reflects the possibility of losses as a result of movements in the price of the underlying margin loan collateral. The rate is calibrated from the previously disclosed discount rate, credit spread and/or volatility measures. For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 3 to the financial statements in the 2019 Form 10-K.

57	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Net Asset Value Measurements
Fund Interests

	At June 30, 2020		At December 31, 2019
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,210	$635	$2,078	$450
Real estate	1,284	147	1,349	150
Hedge[1]	82	—	94	4
Total	$3,576	$782	$3,521	$604

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
Nonredeemable Funds by Contractual Maturity

	Carrying Value at June 30, 2020
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,433	$436
5-10 years	726	177
Over 10 years	51	671
Total	$2,210	$1,284

Nonrecurring Fair Value Measurements
Carrying and Fair Values

	At June 30, 2020
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,748	$2,193	$6,941
Other assets—Other investments	—	50	50
Total	$4,748	$2,243	$6,991
Liabilities
Other liabilities and accrued expenses—Lending commitments	$194	$82	$276
Total	$194	$82	$276

	At December 31, 2019
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,543	$1,500	$3,043
Other assets—Other investments	—	113	113
Total	$1,543	$1,613	$3,156
Liabilities
Other liabilities and accrued expenses—Lending commitments	$132	$69	$201
Total	$132	$69	$201

1.
For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Assets
Loans[2]	$(13)	$(10)	$(488)	$17
Other assets—Other investments[3]	(52)	—	(52)	(5)
Other assets—Premises, equipment and software[4]	(3)	(2)	(6)	(4)
Total	$(68)	$(12)	$(546)	$8
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$130	$7	$(88)	$74
Total	$130	$7	$(88)	$74

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

4.	Losses related to Other assets—Premises, equipment and software generally include write-offs related to the disposal of certain assets.

June 2020 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

Financial Instruments Not Measured at Fair Value

	At June 30, 2020
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$106,276	$106,276	$—	$—	$106,276
Investment securities—HTM	47,043	31,890	17,194	844	49,928
Securities purchased under agreements to resell	96,593	—	95,383	1,269	96,652
Securities borrowed	106,834	—	106,835	—	106,835
Customer and other receivables[1]	57,969	—	55,143	2,885	58,028
Loans[2]	141,973	—	28,054	114,691	142,745
Other assets	466	—	466	—	466
Financial liabilities
Deposits	$232,827	$—	$233,592	$—	$233,592
Securities sold under agreements to repurchase	49,623	—	49,681	—	49,681
Securities loaned	10,493	—	10,489	—	10,489
Other secured financings	3,748	—	3,713	36	3,749
Customer and other payables[1]	195,877	—	195,877	—	195,877
Borrowings	138,727	—	142,234	5	142,239
	Commitment Amount
Lending commitments[3]	$112,225	$—	$1,218	$547	$1,765

	At December 31, 2019
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$82,171	$82,171	$—	$—	$82,171
Investment securities—HTM	43,502	30,661	12,683	789	44,133
Securities purchased under agreements to resell	88,220	—	86,794	1,442	88,236
Securities borrowed	106,549	—	106,551	—	106,551
Customer and other receivables[1]	51,134	—	48,215	2,872	51,087
Loans[2]	130,637	—	22,293	108,059	130,352
Other assets	495	—	495	—	495
Financial liabilities
Deposits	$188,257	$—	$188,639	$—	$188,639
Securities sold under agreements to repurchase	53,467	—	53,486	—	53,486
Securities loaned	8,506	—	8,506	—	8,506
Other secured financings	6,889	—	6,800	92	6,892
Customer and other payables[1]	195,035	—	195,035	—	195,035
Borrowings	128,166	—	133,563	10	133,573
	Commitment Amount
Lending commitments[3]	$119,004	$—	$748	$338	$1,086

1.	Accrued interest and dividend receivables and payables have been excluded. Carrying value approximates fair value for these receivables and payables.

2.	Amounts include loans measured at fair value on a nonrecurring basis.

3.	Represents Lending commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 13.
The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers.

59	June 2020 Form 10-Q

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
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At June 30, 2020	At December 31, 2019
Business Unit Responsible for Risk Management
Equity	$31,555	$30,214
Interest rates	27,918	27,298
Commodities	5,020	4,501
Credit	1,267	1,246
Foreign exchange	977	1,202
Total	$66,737	$64,461

Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Trading revenues	$(3,439)	$(2,190)	$8	$(5,093)
Interest expense	81	94	164	187
Net revenues[1]	$(3,520)	$(2,284)	$(156)	$(5,280)

1.	Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended June 30,
	2020		2019
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(1)	$(3,237)	$(3)	$(328)
Loans and other debt[1]	(40)	—	58	—
Lending commitments	(1)	—	(1)	—
Deposits	—	(63)	—	1

	Six Months Ended June 30,
	2020		2019
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Borrowings	$(6)	$1,711	$(7)	$(1,144)
Loans and other debt[1]	(239)	—	151	—
Lending commitments	1	—	(2)	—
Deposits	—	9	—	(3)

$ in millions	At June 30, 2020	At December 31, 2019
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(278)	$(1,998)

1.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At June 30, 2020	At December 31, 2019
Loans and other debt[2]	$13,245	$13,037
Nonaccrual loans[2]	11,154	10,849
Borrowings[3]	(1,946)	(1,665)

1.	Amounts indicate contractual principal greater than or (less than) fair value.

2.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.

3.	Excludes borrowings where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.
The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to transfers of financial assets treated as collateralized financings, pledged commodities and other liabilities that have specified assets attributable to them.
Fair Value Loans on Nonaccrual Status

$ in millions	At June 30, 2020	At December 31, 2019
Nonaccrual loans	$1,214	$1,100
Nonaccrual loans 90 or more days past due	$231	$330

June 2020 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

6. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts
At June 30, 2020

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$1,311	$—	$—	$1,311
Foreign exchange	28	30	—	58
Total	1,339	30	—	1,369
Not designated as accounting hedges
Interest rate	247,795	8,246	974	257,015
Credit	7,137	2,033	—	9,170
Foreign exchange	72,188	1,567	120	73,875
Equity	28,794	—	37,334	66,128
Commodity and other	14,331	—	4,417	18,748
Total	370,245	11,846	42,845	424,936
Total gross derivatives	$371,584	$11,876	$42,845	$426,305
Amounts offset
Counterparty netting	(284,053)	(9,545)	(41,233)	(334,831)
Cash collateral netting	(50,799)	(2,024)	—	(52,823)
Total in Trading assets	$36,732	$307	$1,612	$38,651
Amounts not offset[1]
Financial instruments collateral	(17,219)	—	—	(17,219)
Other cash collateral	(90)	(1)	—	(91)
Net amounts	$19,423	$306	$1,612	$21,341
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,099

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$1	$—	$1
Foreign exchange	142	19	—	161
Total	142	20	—	162
Not designated as accounting hedges
Interest rate	237,040	6,180	1,118	244,338
Credit	6,876	2,473	—	9,349
Foreign exchange	75,279	1,610	73	76,962
Equity	34,447	—	40,745	75,192
Commodity and other	10,965	—	4,525	15,490
Total	364,607	10,263	46,461	421,331
Total gross derivatives	$364,749	$10,283	$46,461	$421,493
Amounts offset
Counterparty netting	(284,053)	(9,545)	(41,233)	(334,831)
Cash collateral netting	(47,645)	(494)	—	(48,139)
Total in Trading liabilities	$33,051	$244	$5,228	$38,523
Amounts not offset[1]
Financial instruments collateral	(9,813)	—	(3,266)	(13,079)
Other cash collateral	(21)	(15)	—	(36)
Net amounts	$23,217	$229	$1,962	$25,408
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				5,259

At December 31, 2019

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$673	$—	$—	$673
Foreign exchange	41	1	—	42
Total	714	1	—	715
Not designated as accounting hedges
Interest rate	179,450	4,839	519	184,808
Credit	4,895	2,417	—	7,312
Foreign exchange	62,957	1,399	22	64,378
Equity	27,621	—	23,447	51,068
Commodity and other	9,306	—	1,952	11,258
Total	284,229	8,655	25,940	318,824
Total gross derivatives	$284,943	$8,656	$25,940	$319,539
Amounts offset
Counterparty netting	(213,710)	(7,294)	(24,037)	(245,041)
Cash collateral netting	(41,222)	(1,275)	—	(42,497)
Total in Trading assets	$30,011	$87	$1,903	$32,001
Amounts not offset[1]
Financial instruments collateral	(15,596)	—	—	(15,596)
Other cash collateral	(46)	—	—	(46)
Net amounts	$14,369	$87	$1,903	$16,359
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$1,900

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$1	$—	$—	$1
Foreign exchange	121	38	—	159
Total	122	38	—	160
Not designated as accounting hedges
Interest rate	168,597	3,597	436	172,630
Credit	4,798	3,123	—	7,921
Foreign exchange	65,965	1,492	39	67,496
Equity	30,135	—	22,733	52,868
Commodity and other	7,713	—	1,911	9,624
Total	277,208	8,212	25,119	310,539
Total gross derivatives	$277,330	$8,250	$25,119	$310,699
Amounts offset
Counterparty netting	(213,710)	(7,294)	(24,037)	(245,041)
Cash collateral netting	(36,392)	(832)	—	(37,224)
Total in Trading liabilities	$27,228	$124	$1,082	$28,434
Amounts not offset[1]
Financial instruments collateral	(7,747)	—	(287)	(8,034)
Other cash collateral	(14)	—	—	(14)
Net amounts	$19,467	$124	$795	$20,386
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,680

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

61	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Notionals of Derivative Contracts
At June 30, 2020

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$10	$133	$—	$143
Foreign exchange	3	1	—	4
Total	13	134	—	147
Not designated as accounting hedges
Interest rate	4,088	6,742	543	11,373
Credit	133	95	—	228
Foreign exchange	2,814	87	11	2,912
Equity	440	—	404	844
Commodity and other	107	—	72	179
Total	7,582	6,924	1,030	15,536
Total gross derivatives	$7,595	$7,058	$1,030	$15,683

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$56	$—	$56
Foreign exchange	9	1	—	10
Total	9	57	—	66
Not designated as accounting hedges
Interest rate	4,150	6,571	540	11,261
Credit	141	100	—	241
Foreign exchange	2,893	87	14	2,994
Equity	441	—	525	966
Commodity and other	87	—	69	156
Total	7,712	6,758	1,148	15,618
Total gross derivatives	$7,721	$6,815	$1,148	$15,684

At December 31, 2019

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$14	$94	$—	$108
Foreign exchange	2	—	—	2
Total	16	94	—	110
Not designated as accounting hedges
Interest rate	4,230	7,398	732	12,360
Credit	136	79	—	215
Foreign exchange	2,667	91	10	2,768
Equity	429	—	419	848
Commodity and other	99	—	61	160
Total	7,561	7,568	1,222	16,351
Total gross derivatives	$7,577	$7,662	$1,222	$16,461

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$71	$—	$71
Foreign exchange	9	2	—	11
Total	9	73	—	82
Not designated as accounting hedges
Interest rate	4,185	6,866	666	11,717
Credit	153	84	—	237
Foreign exchange	2,841	91	14	2,946
Equity	455	—	515	970
Commodity and other	85	—	61	146
Total	7,719	7,041	1,256	16,016
Total gross derivatives	$7,728	$7,114	$1,256	$16,098

The Firm believes that the notional amounts of derivative contracts generally overstate its exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm's derivative instruments and hedging activities, see Note 5 to the financial statements in the 2019 Form 10-K.

June 2020 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

Gains (Losses) on Accounting Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2020	2019	2020	2019
Fair value hedges—Recognized in Interest income
Interest rate contracts	$(16)	$(14)	$(80)	$(19)
Investment Securities—AFS	23	14	89	19
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$245	$2,470	$6,912	$4,047
Deposits[1]	46	—	(215)	—
Borrowings	(327)	(2,494)	(6,759)	(4,115)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(96)	$(114)	$314	$(50)
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	(8)	42	25	77

Fair Value Hedges—Hedged Items

$ in millions	At June 30, 2020	At December 31, 2019
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$2,131	$917
Basis adjustments included in amortized cost[2]	$91	$14
Deposits[1]
Carrying amount currently or previously hedged	$18,296	$5,435
Basis adjustments included in carrying amount[2]	$208	$(7)
Borrowings
Carrying amount currently or previously hedged	$111,182	$102,456
Basis adjustments included in carrying amount[2]	$9,347	$2,593

1.	The Firm began designating interest rate swaps as fair value hedges of certain Deposits in the fourth quarter of 2019.

2.	Hedge accounting basis adjustments are primarily related to outstanding hedges.
Net Derivative Liabilities and Collateral Posted

$ in millions	At June 30, 2020	At December 31, 2019
Net derivative liabilities with credit risk-related contingent features	$28,973	$21,620
Collateral posted	23,631	17,392

The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At June 30, 2020
One-notch downgrade	$370
Two-notch downgrade	350
Bilateral downgrade agreements included in the amounts above[1]	$598

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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at June 30, 2020
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$13	$16	$32	$9	$70
Non-investment grade	8	10	17	2	37
Total	$21	$26	$49	$11	$107
Index and basket CDS
Investment grade	$3	$12	$43	$18	$76
Non-investment grade	5	5	22	11	43
Total	$8	$17	$65	$29	$119
Total CDS sold	$29	$43	$114	$40	$226
Other credit contracts	—	—	—	—	—
Total credit protection sold	$29	$43	$114	$40	$226
CDS protection sold with identical protection purchased					$192

	Years to Maturity at December 31, 2019
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$17	$33	$9	$75
Non-investment grade	9	9	16	1	35
Total	$25	$26	$49	$10	$110
Index and basket CDS
Investment grade	$4	$7	$46	$11	$68
Non-investment grade	7	4	17	10	38
Total	$11	$11	$63	$21	$106
Total CDS sold	$36	$37	$112	$31	$216
Other credit contracts	—	—	—	—	—
Total credit protection sold	$36	$37	$112	$31	$216
CDS protection sold with identical protection purchased					$187

63	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At June 30, 2020	At December 31, 2019
Single-name CDS
Investment grade	$373	$1,057
Non-investment grade	(1,348)	(540)
Total	$(975)	$517
Index and basket CDS
Investment grade	$691	$1,052
Non-investment grade	(3,157)	134
Total	$(2,466)	$1,186
Total CDS sold	$(3,441)	$1,703
Other credit contracts	(4)	(17)
Total credit protection sold	$(3,445)	$1,686

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

Protection Purchased with CDS

	Notional
$ in billions	At June 30, 2020	At December 31, 2019
Single name	$114	$118
Index and basket	112	103
Tranched index and basket	17	15
Total	$243	$236

	Fair Value Asset (Liability)
$ in millions	At June 30, 2020	At December 31, 2019
Single name	$791	$(723)
Index and basket	1,986	(1,139)
Tranched index and basket	485	(450)
Total	$3,262	$(2,312)

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

June 2020 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

7. Investment Securities
AFS and HTM Securities

	At June 30, 2020
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$47,754	$1,264	$—	$49,018
U.S. agency securities[2]	25,803	755	18	26,540
Total U.S. government and agency securities	73,557	2,019	18	75,558
Corporate and other debt:
Agency CMBS	4,712	359	1	5,070
Corporate bonds	1,777	46	2	1,821
State and municipal securities	1,650	75	22	1,703
FFELP student loan ABS[3]	1,493	—	68	1,425
Total corporate and other debt	9,632	480	93	10,019
Total AFS securities	83,189	2,499	111	85,577
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	29,654	2,236	—	31,890
U.S. agency securities[2]	16,576	619	1	17,194
Total U.S. government and agency securities	46,230	2,855	1	49,084
Corporate and other debt:
Non-agency CMBS	813	33	2	844
Total HTM securities	47,043	2,888	3	49,928
Total investment securities	$130,232	$5,387	$114	$135,505

	At December 31, 2019
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$32,465	$224	$111	$32,578
U.S. agency securities[2]	20,725	249	100	20,874
Total U.S. government and agency securities	53,190	473	211	53,452
Corporate and other debt:
Agency CMBS	4,810	55	57	4,808
Corporate bonds	1,891	17	1	1,907
State and municipal securities	481	22	—	503
FFELP student loan ABS[3]	1,580	1	28	1,553
Total corporate and other debt	8,762	95	86	8,771
Total AFS securities	61,952	568	297	62,223
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	30,145	568	52	30,661
U.S. agency securities[2]	12,589	151	57	12,683
Total U.S. government and agency securities	42,734	719	109	43,344
Corporate and other debt:
Non-agency CMBS	768	22	1	789
Total HTM securities	43,502	741	110	44,133
Total investment securities	$105,454	$1,309	$407	$106,356

1.	Amounts are net of any ACL.

2.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.

3.	Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.

In the first quarter of 2020, the Firm transferred certain municipal securities from Trading assets into AFS securities as a result of a change in intent due to the severe deterioration in liquidity for these instruments. These securities had a fair value of $441 million at the end of the first quarter of 2020.

65	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities in an Unrealized Loss Position

	At June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. agency securities	$653	$2	$3,524	$16	$4,177	$18
Corporate and other debt:
Agency CMBS	27	—	207	1	234	1
Corporate bonds	246	1	40	1	286	2
State and municipal securities	569	22	—	—	569	22
FFELP student loan ABS	345	10	1,080	58	1,425	68
Total corporate and other debt	1,187	33	1,327	60	2,514	93
Total AFS securities	$1,840	$35	$4,851	$76	$6,691	$111

	At December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$4,793	$28	$7,904	$83	$12,697	$111
U.S. agency securities	2,641	20	7,697	80	10,338	100
Total U.S. government and agency securities	7,434	48	15,601	163	23,035	211
Corporate and other debt:
Agency CMBS	2,294	26	681	31	2,975	57
Corporate bonds	194	1	44	—	238	1
FFELP student loan ABS	91	—	1,165	28	1,256	28
Total corporate and other debt	2,579	27	1,890	59	4,469	86
Total AFS securities	$10,013	$75	$17,491	$222	$27,504	$297

For AFS securities, the Firm believes there are no securities in an unrealized loss position that have credit losses after performing the analysis described in Note 2. Additionally, the Firm does not intend to sell the securities and is not likely to be required to sell the securities prior to recovery of the amortized cost basis. Furthermore, the securities have not experienced credit losses as they are predominantly investment grade and the Firm expects to recover the amortized cost basis.

As of June 30, 2020, the HTM securities net carrying amount reflects an ACL of $28 million related to Non-agency CMBS. See Note 2 for a description of the ACL methodology used beginning in 2020 following the Firm’s adoption of CECL and see Note 2 to the financial statements in the 2019 Form 10-K for prior period credit loss considerations. There were no HTM securities in an unrealized loss position as of December 31, 2019 that were other-than-temporarily impaired. As of June 30, 2020, and December 31, 2019, Non-Agency CMBS HTM securities were all on accrual status and were predominantly investment grade.
See Note 14 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS and FFELP student loan ABS.

June 2020 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

Investment Securities by Contractual Maturity

	At June 30, 2020
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$15,167	$15,243	0.9%
After 1 year through 5 years	29,674	30,645	1.4%
After 5 years through 10 years	2,913	3,130	1.6%
Total	47,754	49,018
U.S. agency securities:
Due within 1 year	225	225	0.8%
After 1 year through 5 years	66	67	1.4%
After 5 years through 10 years	1,204	1,239	1.8%
After 10 years	24,308	25,009	2.1%
Total	25,803	26,540
Total U.S. government and agency securities	73,557	75,558	1.6%
Corporate and other debt:
Agency CMBS:
After 1 year through 5 years	589	602	1.8%
After 5 years through 10 years	3,269	3,584	2.5%
After 10 years	854	884	2.0%
Total	4,712	5,070
Corporate bonds:
Due within 1 year	169	171	2.4%
After 1 year through 5 years	1,322	1,359	2.6%
After 5 years through 10 years	286	291	2.9%
Total	1,777	1,821
State and municipal securities:
After 1 year through 5 years	3	3	3.6%
After 5 years through 10 years	152	160	2.6%
After 10 Years	1,495	1,540	2.7%
Total	1,650	1,703
FFELP student loan ABS:
After 1 year through 5 years	95	88	0.8%
After 5 years through 10 years	299	278	0.8%
After 10 years	1,099	1,059	1.2%
Total	1,493	1,425
Total corporate and other debt	9,632	10,019	2.3%
Total AFS securities	83,189	85,577	1.6%

	At June 30, 2020
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
HTM securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$3,437	$3,477	2.7%
After 1 year through 5 years	17,414	18,370	2.0%
After 5 years through 10 years	7,720	8,692	2.2%
After 10 years	1,083	1,351	2.5%
Total	29,654	31,890
U.S. agency securities:
After 5 years through 10 years	93	96	2.0%
After 10 years	16,483	17,098	2.4%
Total	16,576	17,194
Total U.S. government and agency securities	46,230	49,084	2.2%
Corporate and other debt:
Non-agency CMBS:
Due within 1 year	114	114	4.7%
After 1 year through 5 years	90	90	3.6%
After 5 years through 10 years	572	600	3.8%
After 10 years	37	40	4.4%
Total corporate and other debt	813	844	3.9%
Total HTM securities	47,043	49,928	2.3%
Total investment securities	$130,232	$135,505	1.9%

1.	Amounts are net of any ACL.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Gross realized gains	$16	$53	$65	$72
Gross realized (losses)	(6)	—	(14)	(9)
Total[1]	$10	$53	$51	$63

1.	Realized gains and losses are recognized in Other revenues in the income statements.

67	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

8. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At June 30, 2020
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$243,285	$(146,673)	$96,612	$(94,255)	$2,357
Securities borrowed	115,709	(8,875)	106,834	(102,237)	4,597
Liabilities
Securities sold under agreements to repurchase	$197,521	$(146,673)	$50,848	$(45,881)	$4,967
Securities loaned	19,368	(8,875)	10,493	(10,040)	453
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$1,653
Securities borrowed					1,520
Securities sold under agreements to repurchase					3,994
Securities loaned					238

	At December 31, 2019
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$247,545	$(159,321)	$88,224	$(85,200)	$3,024
Securities borrowed	109,528	(2,979)	106,549	(101,850)	4,699
Liabilities
Securities sold under agreements to repurchase	$213,519	$(159,319)	$54,200	$(44,549)	$9,651
Securities loaned	11,487	(2,981)	8,506	(8,324)	182
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,255
Securities borrowed					1,181
Securities sold under agreements to repurchase					8,033
Securities loaned					101

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

Gross Secured Financing Balances by Remaining Contractual Maturity

	At June 30, 2020
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$88,303	$49,496	$27,807	$31,915	$197,521
Securities loaned	11,254	335	2,438	5,341	19,368
Total included in the offsetting disclosure	$99,557	$49,831	$30,245	$37,256	$216,889
Trading liabilities— Obligation to return securities received as collateral	21,311	—	—	—	21,311
Total	$120,868	$49,831	$30,245	$37,256	$238,200

	At December 31, 2019
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$67,158	$81,300	$26,904	$38,157	$213,519
Securities loaned	2,378	3,286	516	5,307	11,487
Total included in the offsetting disclosure	$69,536	$84,586	$27,420	$43,464	$225,006
Trading liabilities— Obligation to return securities received as collateral	23,877	—	—	—	23,877
Total	$93,413	$84,586	$27,420	$43,464	$248,883
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At June 30, 2020	At December 31, 2019
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$72,901	$68,895
State and municipal securities	546	905
Other sovereign government obligations	91,141	109,414
ABS	2,548	2,218
Corporate and other debt	4,928	6,066
Corporate equities	24,368	25,563
Other	1,089	458
Total	$197,521	$213,519
Securities loaned
Other sovereign government obligations	$9,440	$3,026
Corporate equities	9,482	8,422
Other	446	39
Total	$19,368	$11,487
Total included in the offsetting disclosure	$216,889	$225,006
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$21,251	$23,873
Other	60	4
Total	$21,311	$23,877
Total	$238,200	$248,883

June 2020 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At June 30, 2020	At December 31, 2019
Trading assets	$37,171	$41,201
Loans, before ACL	—	750
Total	$37,171	$41,951

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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At June 30, 2020	At December 31, 2019
Collateral received with right to sell or repledge	$641,888	$679,280
Collateral that was sold or repledged[1]	488,024	539,412

1.	Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.
Securities Segregated for Regulatory Purposes

$ in millions	At June 30, 2020	At December 31, 2019
Segregated securities[1]	30,017	25,061

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.
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
Customer Margin Lending

$ in millions	At June 30, 2020	At December 31, 2019
Customer receivables representing margin loans	$33,469	$31,916

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
9. Loans, Lending Commitments and Related Allowance for Credit Losses
As of June 30, 2020, the Firm’s loan portfolio consists of the following types of loans:

•	Corporate. Corporate includes revolving lines of credit, term loans and bridge loans made to corporate entities for a variety of purposes.

•
Secured lending facilities.    Secured lending facilities include loans provided to clients, which are primarily secured by loans which are, in turn, collateralized by various assets including residential real estate, commercial real estate, corporate and financial assets.

•	Residential Real Estate. Residential real estate loans mainly include non-conforming loans and HELOC.

•	Commercial Real Estate. Commercial real estate loans include owner-occupied loans and income-producing loans.

•
Securities-based lending and Other.    Securities-based lending includes loans which allow clients to borrow money against the value of qualifying securities for any suitable purpose other than purchasing, trading, or carrying securities or refinancing margin debt. The majority of these loans are structured as revolving lines of credit. Other primarily includes certain loans originated in the tailored lending business within the Wealth Management business segment.

69	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Loans by Type1

	At June 30, 2020
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$9,974	$9,360	$19,334
Secured lending facilities	24,733	3,779	28,512
Commercial real estate	7,207	1,337	8,544
Residential real estate	32,193	11	32,204
Securities-based lending and Other loans	54,181	64	54,245
Total loans, before ACL	128,288	14,551	142,839
ACL	(866)		(866)
Total loans, net	$127,422	$14,551	$141,973
Fixed rate loans, net			$28,944
Floating or adjustable rate loans, net			113,029
Loans to non-U.S. borrowers, net			23,165

	At December 31, 2019
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$5,426	$6,192	$11,618
Secured lending facilities	24,502	4,200	28,702
Commercial real estate	7,859	2,049	9,908
Residential real estate	30,184	13	30,197
Securities-based lending and Other loans	50,438	123	50,561
Total loans, before ACL	118,409	12,577	130,986
ACL	(349)	—	(349)
Total loans, net	$118,060	$12,577	$130,637
Fixed rate loans, net			$22,716
Floating or adjustable rate loans, net			107,921
Loans to non-U.S. borrowers, net			21,617

1.	Loans previously classified as corporate have been further disaggregated in the current period; prior period balances have been revised to conform with current period presentation.

Loans Held for Investment before Allowance by Origination Year

	At June 30, 2020
	Corporate
$ in millions	Investment Grade	Non-Investment Grade	Total
Revolving Loans	$2,253	$5,695	$7,948
2020	701	166	867
2019	304	159	463
2018	277	—	277
2017	—	67	67
2016	115	—	115
Prior	122	115	237
Total	$3,772	$6,202	$9,974

	At June 30, 2020
	Secured lending facilities
$ in millions	Investment Grade	Non-Investment Grade	Total
Revolving Loans	$3,692	$14,423	$18,115
2020	49	174	223
2019	278	1,868	2,146
2018	1,181	1,338	2,519
2017	245	515	760
2016	—	479	479
Prior	—	491	491
Total	$5,445	$19,288	$24,733

	At June 30, 2020
	Commercial real estate
$ in millions	Investment Grade	Non-Investment Grade	Total
Revolving Loans	$5	$—	$5
2020	17	573	590
2019	529	2,365	2,894
2018	432	1,237	1,669
2017	108	860	968
2016	235	443	678
Prior	10	393	403
Total	$1,336	$5,871	$7,207

	At June 30, 2020
	Residential real estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving Loans	$95	$40	$5	$140	$—	$140
2020	3,973	799	66	4,602	236	4,838
2019	6,032	1,353	177	7,058	504	7,562
2018	2,579	723	86	3,119	269	3,388
2017	3,052	781	112	3,660	285	3,945
2016	3,725	1,011	149	4,561	324	4,885
Prior	5,241	1,862	332	6,621	814	7,435
Total	$24,697	$6,569	$927	$29,761	$2,432	$32,193

	At June 30, 2020
	Securities-based lending[1]	Other[2]
$ in millions		Investment Grade	Non-Investment Grade	Total
Revolving Loans	$42,967	$3,936	$740	$47,643
2020	—	472	424	896
2019	17	1,216	615	1,848
2018	232	232	547	1,011
2017	—	692	118	810
2016	—	551	146	697
Prior	16	1,069	191	1,276
Total	$43,232	$8,168	$2,781	$54,181
1. Securities-based loans are subject to collateral maintenance provisions, and at June 30, 2020, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.

June 2020 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

Past Due Status of Loans Held for Investment before Allowance

	At June 30, 2020
$ in millions	Current	Past Due[1]	Total
Corporate	$9,974	$—	$9,974
Secured lending facilities	24,733	—	24,733
Commercial real estate	7,207	—	7,207
Residential real estate	31,289	904	32,193
Securities-based lending and Other loans	54,181	—	54,181
Total	$127,384	$904	$128,288

1.	The majority of the amounts are less than 90 days past due as of June 30, 2020.

See Note 2 for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans beginning in 2020.
Troubled Debt Restructurings

$ in millions	At June 30, 2020	At December 31, 2019
Loans, before ACL	$138	$92
Lending commitments	24	32
ACL on Loans and Lending commitments	44	16

Troubled debt restructurings typically include modifications of interest rates, collateral requirements, other loan covenants and payment extensions. See Note 2 for further information on TDR guidance issued by Congress in the CARES Act as well as by the U.S. banking agencies.
For a discussion of the Firm’s ACL methodology under the prior incurred loss model, including credit quality indicators, used for HFI loans as of December 31, 2019, and a further discussion of the Firm’s loans, see Notes 2 and 8 in the 2019 Form 10-K.
Allowance for Credit Losses Rollforward—Loans

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$115	$101	$75	$25	$33	$349
Effect of CECL adoption	(2)	(42)	34	21	(2)	9
Gross charge-offs	(33)	—	—	—	—	(33)
Recovery	—	—	—	—	2	2
Net (charge-offs) recoveries	(33)	—	—	—	2	(31)
Provision (release)[1]	298	63	155	13	9	538
Other	1	—	(38)	—	38	1
June 30, 2020	$379	$122	$226	$59	$80	$866

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2018	$62	$60	$67	$20	$29	$238
Gross charge-offs	—	—	—	(1)	—	(1)
Provision (release)[1]	26	8	(3)	4	(1)	34
Other	(5)	(1)	—	—	—	(6)
June 30, 2019	$83	$67	$64	$23	$28	$265

1.	The provision for loan losses was $246 million in the current quarter and $7 million in the prior year quarter.

Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$201	$27	$7	$—	$6	$241
Effect of CECL adoption	(41)	(11)	1	2	(1)	(50)
Provision (release)[1]	73	26	7	(1)	3	108
Other	(2)	—	(4)	—	4	(2)
June 30, 2020	$231	$42	$11	$1	$12	$297

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2018	$178	$16	$3	$—	$6	$203
Provision (release)[1]	10	7	2	—	1	20
Other	(1)	—	—	—	(1)	(2)
June 30, 2019	$187	$23	$5	$—	$6	$221
CRE—Commercial real estate
SBL—Securities-based lending

1.	The provision (release) for lending commitments was $(7) million in the current quarter and $11 million in the prior year quarter.
The aggregate allowance for loans and lending commitments increased in the current year period, principally reflecting a provision for credit losses within the Institutional Securities business segment primarily resulting from the economic impact of COVID-19. This provision was the result of higher actual and expected future downgrades, revisions to our forecasts reflecting expected future market and macroeconomic conditions and an increase in funded balances. The base scenario used in our ACL models as of June 30, 2020 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is U.S. GDP. The base scenario, among other things, includes a continued sharp drop in U.S. GDP in the current quarter, a U.S. recession, and a recovery supported by fiscal stimulus and monetary policy measures in the U.S. and around

71	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

the world beginning in the second half of 2020. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology prior to the adoption of CECL, refer to Notes 2 and 8 to the financial statements in the 2019 Form 10-K. See Note 4 for further information regarding Loans and lending commitments held at fair value. See Note 13 for details of current commitments to lend in the future.
Employee Loans

$ in millions	At June 30, 2020	At December 31, 2019
Currently employed by the Firm[1]	$2,850	N/A
No longer employed by the Firm[2]	147	N/A
Balance	$2,997	$2,980
ACL[3]	(172)	(61)
Balance, net	$2,825	$2,919
Remaining repayment term, weighted average in years	5.0	4.8

1.	These loans are predominantly current.

2.	These loans are predominantly past due for a period of 90 days or more.

3.	The change in ACL includes a $124 million increase due to the adoption of CECL in the first quarter of 2020.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheets. The ACL as of June 30, 2020 was calculated under the CECL methodology, while the ACL at December 31, 2019 was calculated under the prior incurred loss model. The related provision is recorded in Compensation and benefits expense in the income statements. See Note 2 for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.
10. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At June 30, 2020	At December 31, 2019
Investments	$2,254	$2,363

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Income (loss)[1]	$(63)	$(16)	$(34)	$(26)

1.	The current quarter and current year period include an impairment of the Investment Management business segment’s investment in a third-party asset manager.
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
Japanese Securities Joint Venture

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Income (loss) from investment in MUMSS	$(1)	$6	$31	$9

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

June 2020 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

11. Deposits
Deposits

$ in millions	At June 30, 2020	At December 31, 2019
Savings and demand deposits	$195,586	$149,465
Time deposits	41,263	40,891
Total	$236,849	$190,356
Deposits subject to FDIC insurance	$174,085	$149,966
Time deposits that equal or exceed the FDIC insurance limit	$18	$12

Time Deposit Maturities

$ in millions	At June 30, 2020
2020	$10,342
2021	17,361
2022	4,990
2023	4,164
2024	2,764
Thereafter	1,642
Total	$41,263

12. Borrowings and Other Secured Financings
Borrowings

$ in millions	At June 30, 2020	At December 31, 2019
Original maturities of one year or less	$3,226	$2,567
Original maturities greater than one year
Senior	$191,044	$179,519
Subordinated	11,194	10,541
Total	$202,238	$190,060
Total borrowings	$205,464	$192,627
Weighted average stated maturity, in years[1]	7.5	6.9

1.	Only includes borrowings with original maturities greater than one year.

Other Secured Financings

$ in millions	At June 30, 2020	At December 31, 2019
Original maturities:
One year or less	$7,256	$7,103
Greater than one year	5,342	6,480
Transfers of assets accounted for as secured financings	1,064	1,115
Total	$13,662	$14,698

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
13. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at June 30, 2020
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$17,450	$28,792	$38,624	$1,029	$85,895
Secured lending facilities	5,645	2,956	1,697	194	10,492
Commercial and Residential real estate	132	267	43	260	702
Securities-based lending and Other	11,944	2,902	526	380	15,752
Forward-starting secured financing receivables	83,464	223	—	—	83,687
Central counterparty[1]	300	—	—	12,336	12,636
Investment activities	1,039	245	53	282	1,619
Letters of credit and other financial guarantees	177	2	—	2	181
Total	$120,151	$35,387	$40,943	$14,483	$210,964
Lending commitments participated to third parties					$8,126
Forward-starting secured financing receivables settled within three business days					$68,742

1.
Beginning in the first quarter of 2020, commitments to central counterparties are presented separately; these commitments were previously included in Corporate Lending commitments and Forward-starting secured financing receivables depending on the type of agreement. These commitments relate to the Firm’s membership in certain clearinghouses and are contingent upon the default of a clearinghouse member or other stress events.

73	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Since commitments associated with these instruments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.
For a further description of these commitments, refer to Note 13 to the financial statements in the 2019 Form 10-K.
Guarantees
Maximum Potential Payout/Notional of Obligations under Guarantee Arrangements

	Years to Maturity at June 30, 2020
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$29,339	$42,620	$113,770	$39,648	$225,377
Other credit contracts	—	—	—	102	102
Non-credit derivatives	1,460,683	1,210,765	403,879	782,142	3,857,469
Standby letters of credit and other financial guarantees issued[1]	1,155	2,243	847	4,131	8,376
Market value guarantees	97	31	—	—	128
Liquidity facilities	4,243	—	—	—	4,243
Whole loan sales guarantees	—	—	3	23,188	23,191
Securitization representations and warranties	—	—	—	67,773	67,773
General partner guarantees	59	154	12	114	339
Client clearing guarantees	4	—	—	—	4

$ in millions	Carrying Amount Asset (Liability)
Credit derivatives[2]	$(3,441)
Other credit contracts	(4)
Non-credit derivatives[2]	(103,176)
Standby letters of credit and other financial guarantees issued[1]	113
Market value guarantees	—
Liquidity facilities	5
Whole loan sales guarantees	—
Securitization representations and warranties[3]	(42)
General partner guarantees	(66)
Client clearing guarantees	—

1.
These amounts include certain issued standby letters of credit participated to third parties, totaling $0.6 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of June 30, 2020, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $78 million.

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
Client Clearing Guarantees. In the first quarter of 2020, FICC’s sponsored clearing model was updated such that the Firm could be responsible for liquidation of a sponsored member’s account and guarantees any resulting loss to the FICC in the event the sponsored member fails to fully pay any net liquidation amount due from the sponsored member to the FICC. Accordingly, the Firm’s maximum potential payout amount as of June 30, 2020 reflects the total of the estimated net liquidation amounts for sponsored member accounts.
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

June 2020 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

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
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Firm, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Firm misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Firm knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Firm’s motion to dismiss the complaint. On December 21, 2018, the court denied the Firm’s motion for summary judgment and granted in part the Firm’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, the Firm filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”), modified the Supreme Court of NY’s order to deny the Firm’s motion for sanctions relating to spoliation of evidence and otherwise affirmed the denial of the Firm’s motion for summary judgment. On June 19, 2020, the Firm moved for leave to appeal the First Department’s decision to the New York Court of Appeals (“Court of Appeals”). Based on currently available information, the Firm believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.
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

75	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

On September 23, 2014, Financial Guaranty Insurance Company (“FGIC”) filed a complaint against the Firm in the Supreme Court of NY styled Financial Guaranty Insurance Company v. Morgan Stanley ABS Capital I Inc. et al. relating to the Morgan Stanley ABS Capital I Inc. Trust 2007-NC4. The complaint asserts claims for breach of contract and fraudulent inducement and alleges, among other things, that the loans in the trust breached various representations and warranties and defendants made untrue statements and material omissions to induce FGIC to issue a financial guaranty policy on certain classes of certificates that had an original balance of approximately $876 million. The complaint seeks, among other relief, specific performance of the loan breach remedy procedures in the transaction documents, compensatory, consequential and punitive damages, attorneys’ fees and interest. On January 23, 2017, the court denied the Firm’s motion to dismiss the complaint. On September 13, 2018, the First Department affirmed in part and reversed in part the lower court’s order denying the Firm’s motion to dismiss. On December 20, 2018, the First Department denied plaintiff’s motion for leave to appeal its decision to the Court of Appeals or, in the alternative, for re-argument. Based on currently available information, the Firm believes that it could incur a loss in this action of up to approximately $277 million, the total original unpaid balance of the mortgage loans for which the Firm received repurchase demands from a certificate holder and FGIC that the Firm did not repurchase, plus pre- and post- judgment interest, fees and costs, as well as claim payments that FGIC has made and will make in the future. In addition, plaintiff is seeking to expand the number of loans at issue and the possible range of loss could increase.
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
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts, the prior set-off by the Firm of approximately €124 million (approximately $139 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court.
14. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At June 30, 2020		At December 31, 2019
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$718	$392	$696	$391
MABS[1]	411	107	265	4
Other[2]	884	41	987	66
Total	$2,013	$540	$1,948	$461
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

2.	Other primarily includes operating entities, investment funds and structured transactions.

June 2020 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At June 30, 2020	At December 31, 2019
Assets
Cash and cash equivalents	$315	$488
Trading assets at fair value	1,251	943
Customer and other receivables	13	18
Intangible assets	104	111
Other assets	330	388
Total	$2,013	$1,948
Liabilities
Other secured financings	$493	$422
Other liabilities and accrued expenses	47	39
Total	$540	$461
Noncontrolling interests	$238	$192

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
Non-consolidated VIEs

	At June 30, 2020
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$136,083	$2,661	$6,391	$2,198	$45,504
Maximum exposure to loss[3]
Debt and equity interests	$17,721	$240	$25	$1,039	$9,800
Derivative and other contracts	—	—	4,243	—	3,320
Commitments, guarantees and other	664	—	—	—	195
Total	$18,385	$240	$4,268	$1,039	$13,315
Carrying value of variable interests—Assets
Debt and equity interests	$17,721	$240	$25	$1,038	$9,800
Derivative and other contracts	—	—	5	—	589
Total	$17,721	$240	$30	$1,038	$10,389
Additional VIE assets owned[4]					$11,954
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$168

	At December 31, 2019
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$125,603	$2,976	$6,965	$2,288	$51,305
Maximum exposure to loss[3]
Debt and equity interests	$16,314	$240	$—	$1,009	$11,977
Derivative and other contracts	—	—	4,599	—	2,995
Commitments, guarantees and other	631	—	—	—	266
Total	$16,945	$240	$4,599	$1,009	$15,238
Carrying value of variable interests–Assets
Debt and equity interests	$16,314	$240	$—	$1,008	$11,977
Derivative and other contracts	—	—	6	—	388
Total	$16,314	$240	$6	$1,008	$12,365
Additional VIE assets owned[4]					$11,453
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$444

MTOB—Municipal tender option bonds

1.	Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets. and may be in loan or security form.

2.	Other primarily includes exposures to commercial real estate property and investment funds.

3.	Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect changes in fair value recorded by the Firm.

4.
Additional VIE assets owned represents the carrying value of total exposure to non-consolidated VIEs for which the maximum exposure to loss is less than specific thresholds, primarily interests issued by securitization SPEs. The Firm’s maximum exposure to loss generally equals the fair value of the assets owned. These assets are primarily included in Trading assets and Investment securities and are measured at fair value (see Note 4). The Firm does not provide additional support in these transactions through contractual facilities, guarantees or similar derivatives.

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
Liabilities issued by VIEs generally are non-recourse to the Firm.

77	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Detail of Mortgage- and Asset-Backed Securitization Assets

	At June 30, 2020		At December 31, 2019
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$20,347	$3,227	$30,353	$3,993
Commercial mortgages	57,628	3,946	53,892	3,881
U.S. agency collateralized mortgage obligations	53,220	8,832	36,366	6,365
Other consumer or commercial loans	4,888	1,716	4,992	2,075
Total	$136,083	$17,721	$125,603	$16,314

Transferred Assets with Continuing Involvement1

	At June 30, 2020
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[2]
SPE assets (UPB)[3]	$8,583	$81,567	$15,677	$9,131
Retained interests
Investment grade	$46	$816	$1,427	$—
Non-investment grade	15	224	—	88
Total	$61	$1,040	$1,427	$88
Interests purchased in the secondary market
Investment grade	$1	$169	$43	$—
Non-investment grade	31	59	—	—
Total	$32	$228	$43	$—
Derivative assets	$—	$—	$—	$529
Derivative liabilities	—	—	—	150

	At December 31, 2019
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[2]
SPE assets (UPB)[3]	$9,850	$86,203	$19,132	$8,410
Retained interests
Investment grade	$29	$720	$2,376	$1
Non-investment grade	17	254	—	92
Total	$46	$974	$2,376	$93
Interests purchased in the secondary market
Investment grade	$6	$197	$77	$—
Non-investment grade	75	51	—	—
Total	$81	$248	$77	$—
Derivative assets	$—	$—	$—	$339
Derivative liabilities	—	—	—	145

	Fair Value At June 30, 2020
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$1,441	$32	$1,473
Non-investment grade	6	78	84
Total	$1,447	$110	$1,557
Interests purchased in the secondary market
Investment grade	$208	$5	$213
Non-investment grade	45	45	90
Total	$253	$50	$303
Derivative assets	$523	$6	$529
Derivative liabilities	150	—	150

	Fair Value at December 31, 2019
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$2,401	$4	$2,405
Non-investment grade	6	97	103
Total	$2,407	$101	$2,508
Interests purchased in the secondary market
Investment grade	$278	$2	$280
Non-investment grade	68	58	126
Total	$346	$60	$406
Derivative assets	$337	$2	$339
Derivative liabilities	144	1	145

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
Transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheets with changes in fair value recognized in the income statements. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Note 2 in the 2019 Form 10-K and Note 4 herein. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
New transactions[1]	$9,189	$7,513	$17,660	$12,246
Retained interests	1,136	635	5,224	3,522
Sales of corporate loans to CLO SPEs[1,2]	73	—	139	—

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.

2.	Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 13).

June 2020 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

Assets Sold with Retained Exposure

$ in millions	At June 30, 2020	At December 31, 2019
Gross cash proceeds from sale of assets[1]	$30,190	$38,661
Fair value
Assets sold	$30,821	$39,137
Derivative assets recognized in the balance sheets	775	647
Derivative liabilities recognized in the balance sheets	138	152

1.	The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
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
Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At June 30, 2020 and December 31, 2019, the Firm’s ratios for determining regulatory compliance are based on the Advanced Approach and the Standardized Approach rules, respectively.
In the current year period, the U.S. banking agencies have adopted an interim final rule altering, for purposes of the regulatory capital rules, the required adoption time period for CECL. As of June 30, 2020, the risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period in accordance with the interim final rule.
In addition to the minimum risk-based capital ratio requirements, the Firm is subject to the following Common Equity Tier 1 buffers:

•	A greater than 2.5% capital conservation buffer;

•	The G-SIB capital surcharge, currently at 3%; and

•	Up to a 2.5% CCyB, currently set by U.S. banking agencies at zero.
The Firm’s Regulatory Capital and Capital Ratios

	At June 30, 2020
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$68,712	16.1%
Tier 1 capital	11.5%	77,398	18.1%
Total capital	13.5%	87,048	20.4%
Total RWA		427,034
Leverage-based capital
Tier 1 leverage	4.0%	$77,398	8.1%
Adjusted average assets[2]		952,655
SLR[3]	5.0%	77,398	7.3%
Supplementary leverage exposure[3,4]		1,062,137

	At December 31, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$64,751	16.4%
Tier 1 capital	11.5%	73,443	18.6%
Total capital	13.5%	82,708	21.0%
Total RWA		394,177
Leverage-based capital
Tier 1 leverage	4.0%	$73,443	8.3%
Adjusted average assets[2]		889,195
SLR	5.0%	73,443	6.4%
Supplementary leverage exposure[4]		1,155,177

1.
Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the Firm’s ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

2.
Adjusted average assets represents the denominator of the Tier 1 leverage ratio and is composed of the average daily balance of consolidated on-balance sheet assets for the quarters ending on the respective balance sheet dates, reduced by disallowed goodwill, intangible assets, investments in covered funds, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in the Firm’s own capital instruments, certain defined tax assets and other capital deductions.

3.
Based on a Federal Reserve interim final rule in effect until March 31, 2021, the Firm’s SLR and Supplementary leverage exposure as of June 30, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks.

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

79	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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
At June 30, 2020 and December 31, 2019, the U.S. Bank Subsidiaries’ risk-based capital ratios are based on the Standardized Approach rules. At June 30, 2020, the risk-based and leverage-based capital amounts and ratios are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period.
MSBNA’s Regulatory Capital

	At June 30, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$17,228	18.9%
Tier 1 capital	8.0%	8.5%	17,228	18.9%
Total capital	10.0%	10.5%	17,844	19.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$17,228	10.1%
SLR	6.0%	3.0%	17,228	8.1%

	At December 31, 2019
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$15,919	18.5%
Tier 1 capital	8.0%	8.5%	15,919	18.5%
Total capital	10.0%	10.5%	16,282	18.9%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$15,919	11.3%
SLR	6.0%	3.0%	15,919	8.7%

MSPBNA’s Regulatory Capital

	At June 30, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$8,232	21.9%
Tier 1 capital	8.0%	8.5%	8,232	21.9%
Total capital	10.0%	10.5%	8,317	22.2%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$8,232	7.9%
SLR	6.0%	3.0%	8,232	7.6%

	At December 31, 2019
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$7,962	24.8%
Tier 1 capital	8.0%	8.5%	7,962	24.8%
Total capital	10.0%	10.5%	8,016	25.0%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$7,962	9.9%
SLR	6.0%	3.0%	7,962	9.4%

1.
Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the U.S. Bank Subsidiaries' ability to make capital distributions, including the payment of dividends.

U.S. Broker-Dealer Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At June 30, 2020	At December 31, 2019
Net capital	$13,606	$13,708
Excess net capital	9,411	10,686

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At June 30, 2020 and December 31, 2019, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.

June 2020 Form 10-Q	80

Notes to Consolidated Financial Statements (Unaudited)

MSSB Regulatory Capital

$ in millions	At June 30, 2020	At December 31, 2019
Net capital	$3,031	$3,387
Excess net capital	2,860	3,238

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
16. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At June 30, 2020	Liquidation Preference per Share	At June 30, 2020	At December 31, 2019
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
Total			$8,520	$8,520
Shares authorized			30,000,000

1.	Series C preferred stock is held by MUFG.
For a description of Series A through Series L preferred stock issuances, see Note 16 to the financial statements in the 2019 Form 10-K. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 15).

Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2020	2019	2020	2019
Weighted average common shares outstanding, basic	1,541	1,634	1,548	1,646
Effect of dilutive Stock options, RSUs and PSUs	16	21	17	20
Weighted average common shares outstanding and common stock equivalents, diluted	1,557	1,655	1,565	1,666
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	8	—	10	3

Share Repurchases

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Repurchases of common stock under the Firm's Share Repurchase Program	$—	$1,180	$1,347	$2,360

On March 15, 2020, the Financial Services Forum announced that each of its eight member banks, including the Firm, had voluntarily suspended their share repurchase programs. On June 25, 2020, the Federal Reserve published summary results of CCAR and announced that large BHCs, including the Firm, generally will be restricted in making share repurchases during the third quarter of 2020.
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
Dividends

$ in millions, except per share data	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$253	$11	$253	$11
C	25	13	25	13
E	445	15	445	15
F	430	15	430	15
G2	—	—	414	8
H3	305	16	681	35
I	398	16	398	16
J4	694	42	694	42
K	366	15	366	15
L	305	6	—	—
Total Preferred stock		$149		$170
Common stock	0.35	$550	$0.30	$504

81	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

$ in millions, except per share data	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$506	$22	$503	$22
C	50	26	50	26
E	891	30	891	30
F	859	29	859	30
G2	—	—	828	16
H3	649	34	681	35
I	797	32	797	32
J4	694	42	694	42
K	731	30	731	30
L	609	12	—	—
Total Preferred stock		$257		$263
Common stock	0.70	$1,111	$0.60	$1,017

1.	Common and Preferred Stock dividends are payable quarterly, unless otherwise noted.

2.	Series G preferred stock was redeemed during the first quarter of 2020. For further information, see Note 16 to the 2019 Form 10-K.

3.	Series H was payable semiannually until July 15, 2019, and is now payable quarterly.

4.	Series J is payable semiannually until July 15, 2020, and then quarterly thereafter.
Cumulative Adjustments to Beginning Retained Earnings Related to the Adoption of Accounting Updates

Six Months Ended
$ in millions	June 30, 2020
Financial Instruments—Credit Losses	$(100)

Six Months Ended
$ in millions	June 30, 2019
Leases	$63

Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension, Postretirement and Other	DVA	Total
March 31, 2020	$(1,038)	$1,532	$(619)	$2,220	$2,095
OCI during the period	21	295	(1)	(2,409)	(2,094)
June 30, 2020	$(1,017)	$1,827	$(620)	$(189)	$1
March 31, 2019	$(901)	$(501)	$(577)	$(494)	$(2,473)
OCI during the period	36	609	3	(226)	422
June 30, 2019	$(865)	$108	$(574)	$(720)	$(2,051)
December 31, 2019	$(897)	$207	$(644)	$(1,454)	$(2,788)
OCI during the period	(120)	1,620	24	1,265	2,789
June 30, 2020	$(1,017)	$1,827	$(620)	$(189)	$1
December 31, 2018	$(889)	$(930)	$(578)	$105	$(2,292)
OCI during the period	24	1,038	4	(825)	241
June 30, 2019	$(865)	$108	$(574)	$(720)	$(2,051)

CTA—Cumulative foreign currency translation adjustments

1.	Amounts are net of tax and noncontrolling interests.

Components of Period Changes in OCI

	Three Months Ended June 30, 2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$5	$19	$24	$—	$24
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$2	$19	$21	$—	$21
Change in net unrealized gains (losses) on AFS securities
OCI activity	$395	$(93)	$302	$—	$302
Reclassified to earnings	(10)	3	(7)	—	(7)
Net OCI	$385	$(90)	$295	$—	$295
Pension, postretirement and other
OCI activity	$(4)	$(1)	$(5)	$—	$(5)
Reclassified to earnings	5	(1)	4	—	4
Net OCI	$1	$(2)	$(1)	$—	$(1)
Change in net DVA
OCI activity	$(3,301)	$805	$(2,496)	$(87)	$(2,409)
Reclassified to earnings	1	(1)	—	—	—
Net OCI	$(3,300)	$804	$(2,496)	$(87)	$(2,409)

	Three Months Ended June 30, 2019
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$32	$33	$65	$29	$36
Reclassified to earnings	—	—	—	—	—
Net OCI	$32	$33	$65	$29	$36
Change in net unrealized gains (losses) on AFS securities
OCI activity	$849	$(200)	$649	$—	$649
Reclassified to earnings	(53)	13	(40)	—	(40)
Net OCI	$796	$(187)	$609	$—	$609
Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	3	—	3	—	3
Net OCI	$3	$—	$3	$—	$3
Change in net DVA
OCI activity	$(330)	$82	$(248)	$(20)	$(228)
Reclassified to earnings	3	(1)	2	—	2
Net OCI	$(327)	$81	$(246)	$(20)	$(226)

June 2020 Form 10-Q	82

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(15)	$(93)	$(108)	$9	$(117)
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$(18)	$(93)	$(111)	$9	$(120)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$2,168	$(509)	$1,659	$—	$1,659
Reclassified to earnings	(51)	12	(39)	—	(39)
Net OCI	$2,117	$(497)	$1,620	$—	$1,620
Pension, postretirement and other
OCI activity	$21	$(5)	$16	$—	$16
Reclassified to earnings	10	(2)	8	—	8
Net OCI	$31	$(7)	$24	$—	$24
Change in net DVA
OCI activity	$1,714	$(411)	$1,303	$42	$1,261
Reclassified to earnings	6	(2)	4	—	4
Net OCI	$1,720	$(413)	$1,307	$42	$1,265

	Six Months Ended June 30, 2019
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$28	$15	$43	$19	$24
Reclassified to earnings	—	—	—	—	—
Net OCI	$28	$15	$43	$19	$24
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,419	$(333)	$1,086	$—	$1,086
Reclassified to earnings	(63)	15	(48)	—	(48)
Net OCI	$1,356	$(318)	$1,038	$—	$1,038
Pension, postretirement and other
OCI activity	$—	$(1)	$(1)	$—	$(1)
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$6	$(2)	$4	$—	$4
Change in net DVA
OCI activity	$(1,154)	$283	$(871)	$(41)	$(830)
Reclassified to earnings	7	(2)	5	—	5
Net OCI	$(1,147)	$281	$(866)	$(41)	$(825)

17. Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Interest income
Investment securities	$629	$509	$1,074	$984
Loans	1,050	1,196	2,204	2,391
Securities purchased under agreements to resell and Securities borrowed[1]	(141)	1,047	257	1,994
Trading assets, net of Trading liabilities	616	747	1,365	1,460
Customer receivables and Other[2]	204	1,007	961	1,967
Total interest income	$2,358	$4,506	$5,861	$8,796

Interest expense
Deposits	$220	$493	$626	$955
Borrowings	823	1,342	1,820	2,722
Securities sold under agreements to repurchase and Securities loaned[3]	209	735	718	1,335
Customer payables and Other[4]	(494)	907	(259)	1,741
Total interest expense	$758	$3,477	$2,905	$6,753
Net interest	$1,600	$1,029	$2,956	$2,043

1.	Includes fees paid on Securities borrowed.

2.	Includes interest from Cash and cash equivalents.

3.	Includes fees received on Securities loaned.

4.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.
Interest income and Interest expense are classified in the income statements based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense. k
Accrued Interest

$ in millions	At June 30, 2020	At December 31, 2019
Customer and other receivables	$1,986	$1,661
Customer and other payables	2,558	2,223

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

83	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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
Net Discrete Tax Provisions (Benefits)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Recurring[1]	$5	$(20)	$(94)	$(127)
Intermittent	134	—	103	(101)

1. Recurring discrete tax items are related to conversion of employee share-based awards.

The current quarter and current year period included intermittent net discrete tax costs principally associated with the remeasurement of reserves and interest related to a foreign tax matter.

The prior year period included intermittent net discrete tax benefits primarily associated with remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations.

19. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended June 30, 2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,051	$110	$—	$(19)	$2,142
Trading	4,152	492	22	17	4,683
Investments	36	8	231	—	275
Commissions and fees[1]	717	473	—	(88)	1,102
Asset management[1]	115	2,507	684	(41)	3,265
Other	337	60	(47)	(3)	347
Total non-interest revenues	7,408	3,650	890	(134)	11,814
Interest income	1,300	1,210	7	(159)	2,358
Interest expense	731	180	11	(164)	758
Net interest	569	1,030	(4)	5	1,600
Net revenues	$7,977	$4,680	$886	$(129)	$13,414
Income before provision for income taxes	$2,993	$1,142	$216	$4	$4,355
Provision for income taxes	790	289	39	1	1,119
Net income	2,203	853	177	3	3,236
Net income applicable to noncontrolling interests	17	—	23	—	40
Net income applicable to Morgan Stanley	$2,186	$853	$154	$3	$3,196

	Three Months Ended June 30, 2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,472	$138	$(1)	$(19)	$1,590
Trading	2,558	162	(1)	13	2,732
Investments	194	—	247	—	441
Commissions and fees[1]	625	428	—	(74)	979
Asset management[1]	103	2,544	612	(39)	3,220
Other	143	120	(9)	(1)	253
Total non-interest revenues	5,095	3,392	848	(120)	9,215
Interest income	3,289	1,348	6	(137)	4,506
Interest expense	3,271	332	15	(141)	3,477
Net interest	18	1,016	(9)	4	1,029
Net revenues	$5,113	$4,408	$839	$(116)	$10,244
Income before provision for income taxes	$1,463	$1,243	$199	$(2)	$2,903
Provision for income taxes	324	290	44	(1)	657
Net income	1,139	953	155	(1)	2,246
Net income applicable to noncontrolling interests	18	—	27	—	45
Net income applicable to Morgan Stanley	$1,121	$953	$128	$(1)	$2,201

June 2020 Form 10-Q	84

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$3,195	$268	$—	$(50)	$3,413
Trading	7,568	145	(15)	41	7,739
Investments	11	8	294	—	313
Commissions and fees[1]	1,591	1,061	—	(190)	2,462
Asset management[1]	228	5,187	1,349	(82)	6,682
Other	(742)	122	(40)	(4)	(664)
Total non-interest revenues	11,851	6,791	1,588	(285)	19,945
Interest income	3,723	2,403	15	(280)	5,861
Interest expense	2,692	477	25	(289)	2,905
Net interest	1,031	1,926	(10)	9	2,956
Net revenues	$12,882	$8,717	$1,578	$(276)	$22,901
Income before provision for income taxes	$3,943	$2,197	$359	$2	$6,501
Provision for income taxes	941	480	64	—	1,485
Net income	3,002	1,717	295	2	5,016
Net income applicable to noncontrolling interests	59	—	63	—	122
Net income applicable to Morgan Stanley	$2,943	$1,717	$232	$2	$4,894

	Six Months Ended June 30, 2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$2,623	$247	$(1)	$(37)	$2,832
Trading	5,688	464	(4)	25	6,173
Investments	275	1	438	—	714
Commissions and fees[1]	1,246	834	—	(135)	1,945
Asset management[1]	210	4,905	1,229	(75)	6,269
Other	365	200	(6)	(5)	554
Total non-interest revenues	10,407	6,651	1,656	(227)	18,487
Interest income	6,345	2,761	10	(320)	8,796
Interest expense	6,443	615	23	(328)	6,753
Net interest	(98)	2,146	(13)	8	2,043
Net revenues	$10,309	$8,797	$1,643	$(219)	$20,530
Income before provision for income taxes	$3,058	$2,431	$373	$(4)	$5,858
Provision for income taxes	514	554	77	(1)	1,144
Net income	2,544	1,877	296	(3)	4,714
Net income applicable to noncontrolling interests	52	—	32	—	84
Net income applicable to Morgan Stanley	$2,492	$1,877	$264	$(3)	$4,630

I/E–Intersegment Eliminations

1.	Substantially all revenues are from contracts with customers.

For a discussion about the Firm’s business segments, see Note 21 to the financial statements in the 2019 Form 10-K.

Detail of Investment Banking Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Institutional Securities Advisory	$462	$506	$824	$912
Institutional Securities Underwriting	1,589	966	2,371	1,711
Firm Investment banking revenues from contracts with customers	92%	90%	91%	90%

Trading Revenues by Product Type

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Interest rate	$1,008	$604	$2,082	$1,389
Foreign exchange	127	73	465	314
Equity security and index[1]	1,943	1,478	3,016	2,929
Commodity and other	603	264	868	686
Credit	1,002	313	1,308	855
Total	$4,683	$2,732	$7,739	$6,173

1.	Dividend income is included within equity security and index contracts.
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At June 30, 2020	At December 31, 2019
Net cumulative unrealized performance-based fees at risk of reversing	$730	$774

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

85	June 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Fee waivers	$22	$10	$33	$21

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
Net Revenues by Region

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Americas	$9,765	$7,526	$16,411	$14,847
EMEA	2,049	1,576	3,197	3,278
Asia	1,600	1,142	3,293	2,405
Total	$13,414	$10,244	$22,901	$20,530

For a discussion about the Firm’s geographic net revenues, see Note 21 to the financial statements in the 2019 Form 10-K.
Revenue Recognized from Prior Services

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2020	2019	2020	2019
Non-interest revenues	$680	$725	$1,242	$1,344
The previous table includes revenue from contracts with customers recognized where some or all services were performed in prior periods and is primarily composed of investment banking advisory fees and distribution fees.

Receivables from Contracts with Customers

$ in millions	At June 30, 2020	At December 31, 2019
Customer and other receivables	$3,009	$2,916

Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and has the right per the contract to bill the customer.

Assets by Business Segment

$ in millions	At June 30, 2020	At December 31, 2019
Institutional Securities	$727,137	$691,201
Wealth Management	241,651	197,682
Investment Management	6,575	6,546
Total[1]	$975,363	$895,429
1. Parent assets have been fully allocated to the business segments.

June 2020 Form 10-Q	86

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended June 30,
	2020			2019
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$123,713	$629	2.0%	$99,634	$509	2.0%
Loans[1]	147,326	1,050	2.9	118,091	1,196	4.1
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	141,722	(85)	(0.2)	145,795	1,005	2.8
Non-U.S.	61,283	(56)	(0.4)	76,144	42	0.2
Trading assets, net of Trading liabilities[3]:
U.S.	70,641	489	2.8	81,129	661	3.3
Non-U.S.	24,757	127	2.1	12,749	86	2.7
Customer receivables and Other[4]:
U.S.	87,620	166	0.8	60,536	710	4.7
Non-U.S.	62,126	38	0.2	60,807	297	2.0
Total	$719,188	$2,358	1.3%	$654,885	$4,506	2.8%
Interest bearing liabilities
Deposits[1]	$235,370	$220	0.4%	$175,967	$493	1.1%
Borrowings[1,5]	202,280	823	1.6	192,518	1,342	2.8
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	28,840	92	1.3	35,268	534	6.1
Non-U.S.	30,446	117	1.5	31,342	201	2.6
Customer payables and Other[7]:
U.S.	121,977	(403)	(1.3)	124,119	585	1.9
Non-U.S.	63,778	(91)	(0.6)	64,693	322	2.0
Total	$682,691	$758	0.4%	$623,907	$3,477	2.2%
Net interest income and net interest rate spread		$1,600	0.9%		$1,029	0.6%

	Six Months Ended June 30,
	2020			2019
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$116,995	$1,074	1.8%	$97,283	$984	2.0%
Loans[1]	140,884	2,204	3.1	117,398	2,391	4.1
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	131,357	293	0.4	143,119	1,939	2.7
Non-U.S.	59,131	(36)	(0.1)	77,389	55	0.1
Trading assets, net of Trading liabilities[3]:
U.S.	74,663	1,115	3.0	77,646	1,292	3.4
Non-U.S.	23,905	250	2.1	12,488	168	2.7
Customer receivables and Other[4]:
U.S.	77,694	721	1.9	61,756	1,407	4.6
Non-U.S.	61,078	240	0.8	58,824	560	1.9
Total	$685,707	$5,861	1.7%	$645,903	$8,796	2.7%
Interest bearing liabilities
Deposits[1]	$217,472	$626	0.6%	$178,478	$955	1.1%
Borrowings[1,5]	197,171	1,820	1.9	190,859	2,722	2.9
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	29,954	420	2.8	31,192	984	6.4
Non-U.S.	30,261	298	2.0	31,617	351	2.2
Customer payables and Other[7]:
U.S.	125,797	(294)	(0.5)	121,002	1,139	1.9
Non-U.S.	63,375	35	0.1	65,076	602	1.9
Total	$664,030	$2,905	0.9%	$618,224	$6,753	2.2%
Net interest income and net interest rate spread		$2,956	0.8%		$2,043	0.5%

1.	Amounts include primarily U.S. balances.

2.	Includes fees paid on Securities borrowed.

3.	Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.

4.	Includes Cash and cash equivalents.

5.	Includes borrowings carried at fair value, whose interest expense is considered part of fair value and therefore is recorded within Trading revenues.

6.
Includes fees received on Securities loaned. The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.

7.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.

87	June 2020 Form 10-Q

Glossary of Common Terms and Acronyms

2019 Form 10-K	Annual report on Form 10-K for year ended December 31, 2019 filed with the SEC

ABS	Asset-backed securities

ACL	Allowance for credit losses

AFS	Available-for-sale

AML	Anti-money laundering

AOCI	Accumulated other comprehensive income (loss)

AUM	Assets under management or supervision

Balance sheets	Consolidated balance sheets

BEAT	Base erosion and anti-abuse tax

BHC	Bank holding company

bps	Basis points; one basis point equals 1/100th of 1%

Cash flow statements	Consolidated cash flow statements

CCAR	Comprehensive Capital Analysis and Review

CCyB	Countercyclical capital buffer

CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)

CDS	Credit default swaps

CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update

CFTC	U.S. Commodity Futures Trading Commission

CLN	Credit-linked note(s)

CLO	Collateralized loan obligation(s)

CMBS	Commercial mortgage-backed securities

CMO	Collateralized mortgage obligation(s)

CVA	Credit valuation adjustment

DVA	Debt valuation adjustment

EBITDA	Earnings before interest, taxes, depreciation and amortization

ELN	Equity-linked note(s)

EMEA	Europe, Middle East and Africa

EPS	Earnings per common share

E.U.	European Union

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FFIEC	Federal Financial Institutions Examination Council

FHC	Financial Holding Company

FICC	Fixed Income Clearing Corporation

FICO	Fair Isaac Corporation

Financial statements	Consolidated financial statements

FVA	Funding valuation adjustment

GILTI	Global Intangible Low-Taxed Income

G-SIB	Global systemically important banks

HELOC	Home Equity Line of Credit

HQLA	High-quality liquid assets

HTM	Held-to-maturity

I/E	Intersegment eliminations

IHC	Intermediate holding company

IM	Investment Management

Income statements	Consolidated income statements

IRS	Internal Revenue Service

IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies

LIBOR	London Interbank Offered Rate

M&A	Merger, acquisition and restructuring transaction

MSBNA	Morgan Stanley Bank, N.A.

MS&Co.	Morgan Stanley & Co. LLC

June 2020 Form 10-Q	88

Glossary of Common Terms and Acronyms

MSIP	Morgan Stanley & Co. International plc

MSMS	Morgan Stanley MUFG Securities Co., Ltd.

MSPBNA	Morgan Stanley Private Bank, National Association

MSSB	Morgan Stanley Smith Barney LLC

MUFG	Mitsubishi UFJ Financial Group, Inc.

MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

MWh	Megawatt hour

N/A	Not Applicable

N/M	Not Meaningful

NAV	Net asset value

Non-GAAP	Non-generally accepted accounting principles

NSFR	Net stable funding ratio, as proposed by the U.S. banking agencies

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income (loss)

OIS	Overnight index swap

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PRA	Prudential Regulation Authority

PSU	Performance-based stock unit

RMBS	Residential mortgage-backed securities

ROE	Return on average common equity

ROTCE	Return on average tangible common equity

ROU	Right-of-use

RSU	Restricted stock unit

RWA	Risk-weighted assets

SEC	U.S. Securities and Exchange Commission

SLR	Supplementary leverage ratio

SOFR	Secured Overnight Financing Rate

S&P	Standard & Poor’s

SPE	Special purpose entity

SPOE	Single point of entry

TDR	Troubled debt restructuring

TLAC	Total loss-absorbing capacity

U.K.	United Kingdom

UPB	Unpaid principal balance

U.S.	United States of America

U.S. GAAP	Accounting principles generally accepted in the United States of America

VaR	Value-at-Risk

VIE	Variable interest entity

WACC	Implied weighted average cost of capital

WM	Wealth Management

89	June 2020 Form 10-Q

Other Information
None.
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2019 Form 10-K and the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (the “First Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in the 2019 Form 10-K and the First Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matter
On May 21, 2020, the First Department, modified the order of the Supreme Court of NY in China Development Industrial Bank v. Morgan Stanley & Co. Incorporated, et al., to deny the Firm’s motion for sanctions relating to spoliation of evidence and otherwise affirmed the denial of the Firm’s motion for summary judgment. On June 19, 2020, the Firm moved for leave to appeal the First Department’s decision to the Court of Appeals.
European Matters
Tax
On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court.
Other
On July 14, 2020, the Italian Supreme Court in the matter styled Case number 2012/00406/MNV scheduled a hearing to take place on November 17, 2020.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Three Months Ended June 30, 2020

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
April	763,709	$33.98	—	$1,653
May	19,727	$39.41	—	$1,653
June	20,993	$43.89	—	$—
Total	804,429	$34.37	—

1.
Refers to shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended June 30, 2020.

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

3.
The Firm’s Board of Directors has authorized the repurchase of the Firm’s outstanding stock under a share repurchase program (the “Share Repurchase Program”) from time to time as conditions warrant and subject to regulatory non-objection. The Share Repurchase Program is a program for capital management purposes that considers, among other things, business segment capital needs, as well as equity-based compensation and benefit plan requirements. The Share Repurchase Program has no set expiration or termination date.

Share repurchases by the Firm are subject to regulatory non-objection. On June 27, 2019, the Federal Reserve published summary results of CCAR and the Firm received a non-objection to its 2019 Capital Plan. The Firm’s 2019 Capital Plan includes a share repurchase of up to $6.0 billion of its outstanding common stock during the period beginning July 1, 2019 through June 30, 2020. On March 15, 2020, the Financial Services Forum announced that each of its eight member banks, including the Firm, had voluntarily suspended their share repurchase programs. As a result, $1.7 billion of share repurchase authorization expired unused on June 30, 2020. On June 25, 2020, the Federal Reserve published summary results of CCAR and announced that large BHCs, including the Firm, generally will be restricted in making share repurchases during the third quarter of 2020. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

June 2020 Form 10-Q	90

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
Exhibits
Exhibit Index

Exhibit No.	Description

15	Letter of awareness from Deloitte & Touche LLP, dated August 4, 2020, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

91	June 2020 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY (Registrant)

By:	/s/ JONATHAN PRUZAN
Jonathan Pruzan Executive Vice President and Chief Financial Officer

By:	/s/ RAJA J. AKRAM
Raja J. Akram Deputy Chief Financial Officer, Chief Accounting Officer and Controller
Date: August 4, 2020

S-1