Form 10-Q
period 2020-09-30
MORGAN STANLEY
filed 2020-11-03
CIK 895421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 30, 2020, there were 1,809,198,248 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2020

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

ii

Risk Factors
In addition to “Risk Factors” in Part I, Item 1A of the 2019 Form 10-K, please refer to the risk factors under Item 8.01 “Other Matters” in each of the the Current Reports on Form 8-K filed with the SEC on April 16, 2020 and October 2, 2020, respectively.

1	September 2020 Form 10-Q

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
A description of the clients and principal products and services of each of our business segments is as follows:
Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing, prime brokerage and market-making activities in the equity and fixed income businesses. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending financing to sales and trading customers. Other activities include Asia wealth management services, investments and research.
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
The results of operations in the past have been, and in the future may continue to be, materially affected by: competition; risk factors; legislative, legal and regulatory developments; and other factors. These factors also may have an adverse impact on our ability to achieve our strategic objectives. Additionally, the discussion of our results of operations herein may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, see “Forward-Looking Statements,” “Business—Competition,” “Business—Supervision and Regulation,” and “Risk Factors” herein and in the 2019 Form 10-K, and “Liquidity and Capital Resources—Regulatory Requirements” herein. In addition, see “Executive Summary” herein and “Risk Factors” for information on the current and possible future effects of the COVID-19 pandemic on our results.

September 2020 Form 10-Q	2

Management’s Discussion and Analysis

Executive Summary
Overview of Financial Results
Consolidated Results—Three Months Ended September 30, 2020

•
Firm Net revenues were up 16% and Net income applicable to Morgan Stanley was up 25%, reflecting strength across all business segments, and resulting in an annualized ROTCE of 15.0% (see “Non-GAAP Financial Measures” herein).

•	Institutional Securities Net revenues of $6,062 million increased as a result of higher sales and trading and strength in equity underwriting.

•	Wealth Management delivered pre-tax income of $1.1 billion with a pre-tax profit margin of 24%, reflecting strong fee-based flows and increased loan and deposit balances.

•	Investment Management reported long-term net flows of $10.4 billion and AUM of $715 billion driving revenue growth of 38%.

•	Our provision for credit losses on loans and lending commitments was $111 million.

•	At September 30, 2020, our standardized Common Equity Tier 1 capital ratio was 17.4%.
Strategic Transactions

•	On October 2, 2020, we completed the acquisition of E*TRADE Financial Corporation (“E*TRADE”). For further information, see “Business Segments—Wealth Management.”

•
On October 8, 2020, we entered into a definitive agreement under which we will acquire Eaton Vance Corp. (“Eaton Vance”), subject to customary closing conditions. For further information, see “Business Segments—Investment Management.”

Net Revenues
($ in millions)

$10,032
16%
$11,657
$30,562
13%
$34,558
3Q 2019
Δ
3Q 2020
YTD 2019
Δ
YTD 2020

Net Income Applicable to Morgan Stanley
($ in millions)

$2,173
$2,717
$6,803
$7,611
25%
12%
3Q 2019
Δ
3Q 2020
YTD 2019
Δ
YTD 2020

Earnings per Diluted Common Share

19%
$4.62
$3.89
31%
$1.66
$1.27
3Q 2019
3Q 2020
YTD 2019
YTD 2020

We reported net revenues of $11,657 million in the quarter ended September 30, 2020 (“current quarter,” or “3Q 2020”), compared with $10,032 million in the quarter ended September 30, 2019 (“prior year quarter,” or “3Q 2019”). For the current quarter, net income applicable to Morgan Stanley was $2,717 million, or $1.66 per diluted common share, compared with $2,173 million or $1.27 per diluted common share, in the prior year quarter.
We reported net revenues of $34,558 million in the nine months ended September 30, 2020 (“current year period,” or “YTD 2020”), compared with $30,562 million in the period ended September 30, 2019 (“prior year period,” or “YTD 2019”). For the current year period, net income applicable to Morgan Stanley was $7,611 million, or $4.62 per diluted common share, compared with $6,803 million or $3.89 per diluted common share, in the prior year period.

3	September 2020 Form 10-Q

Management’s Discussion and Analysis

Non-interest Expenses1
($ in millions)

$8,170
12%
$7,322
$3,084
38%
7%
$2,895
40%
$5,086
62%
15%
$4,427
60%
3Q 2019
Δ
3Q 2020
Compensation and benefits expenses
Non-compensation expenses

$24,570
12%
$21,994
$9,166
37%
9%
$8,385
38%
13%
$13,609
62%
$15,404
63%
YTD 2019
Δ
YTD 2020
Compensation and benefits expenses
Non-compensation expenses

1.	The percentages on the bars in the chart represent the contribution of compensation and benefits expenses and non-compensation expenses to the total.
Current Quarter

•
Compensation and benefits expenses of $5,086 million in the current quarter increased 15% from the prior year quarter, primarily as a result of increases in discretionary incentive compensation and the formulaic payout to Wealth Management representatives, driven by higher revenues, and higher expenses related to certain deferred compensation plans linked to investment performance.

•
Non-compensation expenses of $3,084 million in the current quarter increased 7% from the prior year quarter, primarily as a result of higher volume-related expenses and increased information processing and communication expenses, partially offset by a decrease in marketing and business development expenses.

Current Year Period

•
Compensation and benefits expenses of $15,404 million in the current year period increased 13% from the prior year period, primarily as a result of increases in discretionary incentive compensation and the formulaic payout to Wealth Management representatives, driven by higher revenues, partially offset by lower compensation associated with carried interest and certain deferred compensation plans linked to investment performance.

•
Non-compensation expenses of $9,166 million in the current year period increased 9% from the prior year period, primarily as a result of higher volume-related expenses, an increase in the provision for credit losses for lending commitments and off-balance sheet instruments, and increased information processing and communication expenses. These increases were partially offset by a decrease in marketing and business development expenses.

Income Taxes
The current quarter included intermittent net discrete tax benefits of $113 million, principally associated with the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of tax examinations in certain jurisdictions. The prior year quarter included intermittent net discrete tax benefits of $89 million primarily associated with the filing of the 2018 federal tax return and the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations.
The current year period included intermittent net discrete tax benefits of $10 million. The prior year period included intermittent net discrete tax benefits of $190 million, primarily associated with the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters. For further information, see “Supplemental Financial Information—Income Tax Matters”
herein.

September 2020 Form 10-Q	4

Management’s Discussion and Analysis

Business Segment Results
Net Revenues by Segment1
($ in millions)

$11,657
$10,032
$1,056, 9%
38%
$764, 8%
$4,657
40%
7%
$4,358
43%
$6,062
52%
21%
$5,023
50%
3Q 2019
Δ
3Q 2020
Institutional Securities
Wealth Management
Investment Management

$34,558
$2,634, 8%
$30,562
9%
$2,407, 8%
$13,374
39%
2%
$13,155
43%
$18,944
55%
24%
$15,332
50%
YTD 2019
Δ
YTD 2020
Institutional Securities
Wealth Management
Investment Management

Net Income Applicable to Morgan Stanley by Segment1
($ in millions)

$2,173
$138, 6%
$962
44%
$1,073
49%
63%
(12)%
53%
$2,717
$225, 8%
$842
31%
$1,647
61%
3Q 2019
Δ
3Q 2020
Institutional Securities
Wealth Management
Investment Management

$7,611
$6,803
$457, 6%
14%
$402, 6%
$2,559
34%
(10)%
$2,839
42%
$4,590
60%
29%
$3,565
52%
YTD 2019
Δ
YTD 2020
Institutional Securities
Wealth Management
Investment Management

1.
The percentages on the bars in the charts represent the contribution of each business segment to the total of the applicable financial category and may not sum to 100% due to intersegment eliminations. See Note 20 to the financial statements for details of intersegment eliminations.

Current Quarter

•	Institutional Securities net revenues of $6,062 million in the current quarter increased 21% from the prior year quarter primarily due to higher sales and trading and equity underwriting revenues.

•
Wealth Management net revenues of $4,657 million in the current quarter increased 7% principally due to gains from investments associated with certain employee deferred compensation plans. Excluding these investment gains, revenues increased modestly, reflecting higher Asset management revenues on positive net flows, partially offset by lower Net interest.

•
Investment Management net revenues of $1,056 million in the current quarter increased 38% from the prior year quarter, primarily due to higher Investments revenues, driven by accrued carried interest and investment gains in an Asia private equity fund, and higher Asset management revenues as a result of higher average AUM.

5	September 2020 Form 10-Q

Management’s Discussion and Analysis

Current Year Period

•
Institutional Securities net revenues of $18,944 million in the current year period increased 24% from the prior year period. The increase is primarily due to higher sales and trading and underwriting revenues, partially offset by losses on loans and lending commitments held for sale, an increase in the provision for credit losses on loans held for investment, and a decrease in advisory revenues.

•
Wealth Management net revenues of $13,374 million in the current year period increased 2% from the prior year period, primarily due to higher Asset management revenues, largely as a result of market appreciation, and higher Commissions and fees, partially offset by lower Net interest.

•
Investment Management net revenues of $2,634 million in the current year period increased 9% from the prior year period primarily due to higher Asset management revenues as a result of higher average AUM.

Net Revenues by Region1, 2
($ in millions)

$10,032
$1,134, 11%
$1,409
14%
$7,489
75%
58%
5%
12%
$11,657
$1,797, 15%
$1,473
13%
$8,387
72%
3Q 2019
Δ
3Q 2020
Americas
EMEA
Asia

$34,558
$30,562
$5,090, 15%
44%
$3,539, 12%
$4,670
14%
$4,687
15%
—%
11%
$24,798
72%
$22,336
73%
YTD 2019
Δ
YTD 2020
Americas
EMEA
Asia

1.	The percentages on the bars in the charts represent the contribution of each region to the total.

2.	For a discussion of how the geographic breakdown of net revenues is determined, see Note 20 to the financial statements in the 2019 Form 10-K.
Current quarter revenues in Asia increased 58%, primarily driven by Equity sales and trading within the Institutional Securities business segment. Americas revenues increased 12%,

primarily driven by Institutional Securities business segment sales and trading, as well as the Wealth Management business segment. EMEA revenues were relatively unchanged in the current quarter.

Current year period revenues in Asia increased 44% and the Americas increased 11%, primarily driven by the Institutional Securities business segment. EMEA revenues were relatively unchanged in the current year period.
Coronavirus Disease (“COVID-19”) Pandemic
The COVID-19 pandemic and related voluntary and government-imposed social and business restrictions have had, and will likely continue to have, a severe impact on global economic conditions and the environment in which we operate our businesses. We have implemented a return-to-workplace program, which is phased based on role, location and employee willingness and ability to return, and focused on the health and safety of all staff. The Firm continues to be fully operational, with more than 85% of global employees and more than 90% of employees in the Americas working from home as of September 30, 2020.
Though we are unable to estimate the extent of the impact, the ongoing COVID-19 pandemic and related global economic crisis may have adverse impacts on our future operating results. To date, given our unique business model, economic conditions have affected our businesses in different ways. We have increased our allowance for credit losses on loans and lending commitments, and the persistence of low interest rates has continued to negatively affect our net interest margin in the Wealth Management business segment. Overall for the Firm, increased client trading and capital markets activity, particularly in the first half of the year, has benefited Institutional Securities business segment results in Sales and trading and Investment banking underwriting revenues. However, the high levels of client trading and capital markets activity experienced in the current year period may not be repeated and Investment banking advisory activity may continue to be subdued. Refer to “Risk Factors” herein and Forward Looking Statements in the 2019 Form 10-K.
We continue to use the elements of our Enterprise Risk Management framework to manage the significant uncertainty in the present economic and market conditions. See “Quantitative and Qualitative Disclosures about Risk” in the 2019 Form 10-K for further information.

September 2020 Form 10-Q	6

Management’s Discussion and Analysis

Selected Financial Information and Other Statistical Data

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Net income applicable to Morgan Stanley	$2,717	$2,173	$7,611	$6,803
Preferred stock dividends	120	113	377	376
Earnings applicable to Morgan Stanley common shareholders	$2,597	$2,060	$7,234	$6,427

Expense efficiency ratio[1]	70.1%	73.0%	71.1%	72.0%
ROE[2]	13.2%	11.2%	12.6%	11.8%
Adjusted ROE[3]	12.6%	10.7%	12.5%	11.5%
ROTCE[2,3]	15.0%	12.9%	14.3%	13.5%
Adjusted ROTCE[3]	14.3%	12.3%	14.2%	13.1%
Pre-tax profit margin[4]	29.9%	27.0%	28.9%	28.0%
Pre-tax profit margin by segment[4]
Institutional Securities	34%	26%	32%	28%
Wealth Management	24%	28%	25%	28%
Investment Management	30%	22%	26%	22%

in millions, except per share and employee data	At September 30, 2020	At December 31, 2019
Liquidity resources[5]	$267,292	$215,868
Loans[6]	$146,237	$130,637
Total assets	$955,940	$895,429
Deposits	$239,253	$190,356
Borrowings	$203,444	$192,627
Common shares outstanding	1,576	1,594
Common shareholders' equity	$79,874	$73,029
Tangible common shareholders’ equity[3]	$70,646	$63,780
Book value per common share[7]	$50.67	$45.82
Tangible book value per common share[3,7]	$44.81	$40.01
Worldwide employees	63,051	60,431
Capital ratios[8]
Common Equity Tier 1 capital—Advanced	16.9%	16.9%
Common Equity Tier 1 capital—Standardized	17.4%	16.4%
Tier 1 capital—Advanced	19.0%	19.2%
Tier 1 capital—Standardized	19.5%	18.6%
Tier 1 leverage	8.3%	8.3%
SLR[9]	7.4%	6.4%

1.	The expense efficiency ratio represents total non-interest expenses as a percentage of net revenues.

2.	ROE and ROTCE represent annualized earnings applicable to Morgan Stanley common shareholders as a percentage of average common equity and average tangible common equity, respectively.

3.	Represents a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.

4.	Pre-tax profit margin represents income before income taxes as a percentage of net revenues.

5.	For a discussion of Liquidity resources, see “Liquidity and Capital Resources—Liquidity Risk Management Framework—Liquidity Resources” herein.

6.
Amounts include loans held for investment (net of allowance) and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 10 to the financial statements).

7.	Book value per common share and tangible book value per common share equal common shareholders’ equity and tangible common shareholders’ equity, respectively, divided by common shares outstanding.

8.
At September 30, 2020 and December 31, 2019, our risk-based capital ratios are based on the Advanced Approach and the Standardized Approach rules, respectively. For a discussion of our capital ratios, see “Liquidity and Capital Resources—Regulatory Requirements” herein.

9.
At September 30, 2020, our SLR reflects the impact of a Federal Reserve interim final rule in effect until March 31, 2021. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein.

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
The principal non-GAAP financial measures presented in this document are set forth in the following tables.

7	September 2020 Form 10-Q

Management’s Discussion and Analysis

Reconciliations from U.S. GAAP to Non-GAAP Consolidated Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions, except per share data	2020	2019	2020	2019
Earnings applicable to Morgan Stanley common shareholders	$2,597	$2,060	$7,234	$6,427
Impact of adjustments	(113)	(89)	(10)	(190)
Adjusted earnings applicable to Morgan Stanley common shareholders—non-GAAP[1]	$2,484	$1,971	$7,224	$6,237
Earnings per diluted common share	$1.66	$1.27	$4.62	$3.89
Impact of adjustments	(0.07)	(0.06)	—	(0.12)
Adjusted earnings per diluted common share—non-GAAP[1]	$1.59	$1.21	$4.62	$3.77
Effective income tax rate	21.1%	18.2%	22.2%	19.1%
Impact of adjustments	3.2%	3.2%	0.1%	2.2%
Adjusted effective income tax rate—non-GAAP[1]	24.3%	21.4%	22.3%	21.3%

	Average Monthly Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Tangible equity
Morgan Stanley shareholders' equity	$87,210	$81,912	$85,378	$81,028
Less: Goodwill and net intangible assets	(9,260)	(9,389)	(9,248)	(9,097)
Tangible Morgan Stanley shareholders' equity—Non-GAAP	$77,950	$72,523	$76,130	$71,931
Common shareholders' equity	$78,690	$73,392	$76,858	$72,508
Less: Goodwill and net intangible assets	(9,260)	(9,389)	(9,248)	(9,097)
Tangible common shareholders' equity—Non-GAAP	$69,430	$64,003	$67,610	$63,411

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2020	2019	2020	2019
Average common equity
Unadjusted—GAAP	$78.7	$73.4	$76.9	$72.5
Adjusted[1]—Non-GAAP	78.7	73.4	76.9	72.4
ROE[2]
Unadjusted—GAAP	13.2%	11.2%	12.6%	11.8%
Adjusted—Non-GAAP[1,3]	12.6%	10.7%	12.5%	11.5%
Average tangible common equity—Non-GAAP
Unadjusted	$69.4	$64.0	$67.6	$63.4
Adjusted[1]	69.4	64.0	67.6	63.3
ROTCE[2]—Non-GAAP
Unadjusted	15.0%	12.9%	14.3%	13.5%
Adjusted[1,3]	14.3%	12.3%	14.2%	13.1%

Non-GAAP Financial Measures by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2020	2019	2020	2019
Average common equity[4,5]
Institutional Securities	$42.8	$40.4	$42.8	$40.4
Wealth Management	18.2	18.2	18.2	18.2
Investment Management	2.6	2.5	2.6	2.5
Average tangible common equity[4,5]
Institutional Securities	$42.3	$39.9	$42.3	$39.9
Wealth Management	10.4	10.2	10.4	10.2
Investment Management	1.7	1.5	1.7	1.5
ROE[6]
Institutional Securities	14.5%	9.8%	13.4%	10.8%
Wealth Management	17.9%	20.6%	18.2%	20.2%
Investment Management	34.0%	22.1%	23.0%	21.5%
ROTCE[6]
Institutional Securities	14.7%	9.9%	13.5%	10.9%
Wealth Management	31.4%	36.9%	31.7%	36.2%
Investment Management	52.6%	35.6%	35.6%	34.7%

1.
Adjusted amounts exclude net discrete tax provisions (benefits) that are intermittent and include those that are recurring. Provisions (benefits) related to conversion of employee share-based awards are expected to occur every year and, as such, are considered recurring discrete tax items. For further information on net discrete tax provisions (benefits), see “Supplemental Financial Information—Income Tax Matters” herein.

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

September 2020 Form 10-Q	8

Management’s Discussion and Analysis

Return on Tangible Common Equity Target
In January 2020, we established an ROTCE Target of 13% to 15% to be achieved over the next two years.
Our ROTCE Target is a forward-looking statement that was based on a normal market environment and may be materially affected by many factors, including, among other things: mergers and acquisitions; macroeconomic and market conditions; legislative and regulatory developments; industry trading and investment banking volumes; equity market levels; interest rate environment; outsized legal expenses or penalties; the ability to maintain a reduced level of expenses; and capital levels.
With the COVID–19 pandemic, and the current global economic crisis, it is uncertain that the ROTCE Target will be met within the originally stated time frame. See “Coronavirus Disease (COVID–19) Pandemic” herein and “Risk Factors” for further information on market and economic conditions and their effects on our financial results.
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

9	September 2020 Form 10-Q

Management’s Discussion and Analysis

Institutional Securities
Income Statement Information

	Three Months Ended September 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$1,707	$1,535	11%
Trading	2,807	2,533	11%
Investments	87	(18)	N/M
Commissions and fees	639	643	(1)%
Asset management	114	100	14%
Other	114	51	124%
Total non-interest revenues	5,468	4,844	13%
Interest income	1,086	3,112	(65)%
Interest expense	492	2,933	(83)%
Net interest	594	179	N/M
Net revenues	6,062	5,023	21%
Compensation and benefits	2,001	1,768	13%
Non-compensation expenses	2,013	1,948	3%
Total non-interest expenses	4,014	3,716	8%
Income before provision for income taxes	2,048	1,307	57%
Provision for income taxes	385	189	104%
Net income	1,663	1,118	49%
Net income applicable to noncontrolling interests	16	45	(64)%
Net income applicable to Morgan Stanley	$1,647	$1,073	53%

	Nine Months Ended September 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$4,902	$4,158	18%
Trading	10,375	8,221	26%
Investments	98	257	(62)%
Commissions and fees	2,230	1,889	18%
Asset management	342	310	10%
Other	(628)	416	N/M
Total non-interest revenues	17,319	15,251	14%
Interest income	4,809	9,457	(49)%
Interest expense	3,184	9,376	(66)%
Net interest	1,625	81	N/M
Net revenues	18,944	15,332	24%
Compensation and benefits	6,767	5,376	26%
Non-compensation expenses	6,186	5,591	11%
Total non-interest expenses	12,953	10,967	18%
Income before provision for income taxes	5,991	4,365	37%
Provision for income taxes	1,326	703	89%
Net income	4,665	3,662	27%
Net income applicable to noncontrolling interests	75	97	(23)%
Net income applicable to Morgan Stanley	$4,590	$3,565	29%

Investment Banking
Investment Banking Revenues

	Three Months Ended September 30,
$ in millions	2020	2019	% Change
Advisory	$357	$550	(35)%
Underwriting:
Equity	874	401	118%
Fixed income	476	584	(18)%
Total Underwriting	1,350	985	37%
Total Investment banking	$1,707	$1,535	11%

	Nine Months Ended September 30,
$ in millions	2020	2019	% Change
Advisory	$1,181	$1,462	(19)%
Underwriting:
Equity	2,092	1,286	63%
Fixed income	1,629	1,410	16%
Total Underwriting	3,721	2,696	38%
Total Investment banking	$4,902	$4,158	18%

September 2020 Form 10-Q	10

Management’s Discussion and Analysis

Investment Banking Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2020	2019	2020	2019
Completed mergers and acquisitions[1]	$88	$215	$633	$582
Equity and equity-related offerings[2,3]	25	17	74	47
Fixed income offerings[2,4]	91	90	304	211
Source: Refinitiv data as of October 1, 2020. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal, change in value or change in timing of certain transactions.

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

Investment Banking Revenues in the Current Quarter
Investment banking revenues of $1,707 million in the current quarter increased 11% from the prior year quarter, reflecting an increase in revenues in our Equity underwriting business, partially offset by a decrease in revenues in our Advisory and Fixed income underwriting businesses.

•	Advisory revenues decreased in the current quarter primarily as a result of lower volumes of completed M&A activity.

•	Equity underwriting revenues increased, primarily in initial public offerings, follow-on offerings and secondary block share trades, on overall higher volumes in the current quarter.

•	Fixed income underwriting revenues decreased in the current quarter primarily in non-investment grade and investment grade loan issuances, reflecting lower event-driven activity.
Investment Banking Revenues in the Current Year Period
Investment banking revenues of $4,902 million in the current year period increased 18% from the prior year period, reflecting an increase in revenues in our underwriting businesses, partially offset by a decrease in revenues in our Advisory business.

•	Advisory revenues decreased in the current year period as there were fewer completed transactions.

•
Equity underwriting revenues increased, primarily in follow-on offerings, secondary block share trades, initial public offerings and convertible issuances, on overall higher volumes in the current year period.

•	Fixed income underwriting revenues increased, primarily in investment grade and non-investment grade bond issuances, partially offset by investment grade loan issuances, on overall higher volumes.
See “Investment Banking Volumes” herein.
Sales and Trading Net Revenues

By Income Statement Line Item

	Three Months Ended September 30,
$ in millions	2020	2019	% Change
Trading	$2,807	$2,533	11%
Commissions and fees	639	643	(1)%
Asset management	114	100	14%
Net interest	594	179	N/M
Total	$4,154	$3,455	20%

	Nine Months Ended September 30,
$ in millions	2020	2019	% Change
Trading	$10,375	$8,221	26%
Commissions and fees	2,230	1,889	18%
Asset management	342	310	10%
Net interest	1,625	81	N/M
Total	$14,572	$10,501	39%
By Business

	Three Months Ended September 30,

$ in millions	2020	2019	% Change
Equity	$2,262	$1,991	14%
Fixed Income	1,924	1,430	35%
Other	(32)	34	(194)%
Total	$4,154	$3,455	20%

	Nine Months Ended September 30,

$ in millions	2020	2019	% Change
Equity	$7,303	$6,136	19%
Fixed Income	7,160	4,273	68%
Other	109	92	18%
Total	$14,572	$10,501	39%

11	September 2020 Form 10-Q

Management’s Discussion and Analysis

Sales and Trading Revenues—Equity and Fixed Income

	Three Months Ended September 30, 2020
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$929	$108	$116	$1,153
Execution services	606	580	(77)	1,109
Total Equity	$1,535	$688	$39	$2,262
Total Fixed Income	$1,420	$65	$439	$1,924

	Three Months Ended September 30, 2019
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$1,049	$88	$(90)	$1,047
Execution services	446	564	(66)	944
Total Equity	$1,495	$652	$(156)	$1,991
Total Fixed Income	$1,329	$90	$11	$1,430

	Nine Months Ended September 30, 2020
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$2,847	$325	$172	$3,344
Execution services	2,134	2,014	(189)	3,959
Total Equity	$4,981	$2,339	$(17)	$7,303
Total Fixed Income	$5,661	$234	$1,265	$7,160

	Nine Months Ended September 30, 2019
			Net
$ in millions	Trading	Fees[1]	Interest[2]	Total
Financing	$3,249	$280	$(500)	$3,029
Execution services	1,597	1,671	(161)	3,107
Total Equity	$4,846	$1,951	$(661)	$6,136
Total Fixed Income	$4,200	$249	$(176)	$4,273

1.	Includes Commissions and fees and Asset management revenues.

2.	Includes funding costs, which are allocated to the businesses based on funding usage.
Sales and Trading Net Revenues in the Current Quarter
Equity
Equity sales and trading net revenues of $2,262 million in the current quarter increased 14% from the prior year quarter, reflecting increases in both our execution services and financing businesses.

•
Financing revenues increased from the prior year quarter, primarily driven by client activity. The effect of lower interest rates was an increase in Net interest driven by lower funding costs, partially offset by reduced Trading revenues.

•	Execution services revenues increased from the prior year quarter primarily due to higher Trading revenues reflecting favorable inventory management results and higher client activity in derivatives products.
Fixed Income
Fixed Income sales and trading net revenues of $1,924 million in the current quarter were 35% higher than the prior year quarter, reflecting strong performance across all products.

•	Global macro products revenues increased primarily due to improved inventory management in rates and foreign exchange products, partially offset by lower levels of client activity across all products.

•
Credit products revenues increased primarily driven by improved inventory management and higher client activity, which benefited from an active primary market in the current quarter. Net interest revenues increased reflecting lower funding costs.

•	Commodities products and Other revenues increased primarily due to favorable inventory management in Commodities, mainly in precious metals products.
Other

•
Other sales and trading losses of $32 million in the current quarter primarily reflect losses on economic hedges related to certain Borrowings and corporate lending activity, partially offset by gains from investments associated with certain employee deferred compensation plans.

Sales and Trading Net Revenues in the Current Year Period
Equity
Equity sales and trading net revenues of $7,303 million in the current year period increased 19% from the prior year period, reflecting increases in both our execution services and financing businesses.

•
Financing revenues increased from the prior year period, primarily driven by client activity. The effect of lower interest rates was an increase in Net interest driven by lower funding costs, partially offset by reduced Trading revenues.

•
Execution services revenues increased from the prior year period, reflecting higher client activity and favorable inventory management results in cash equities and derivatives, partially offset by the impact of counterparty exposure losses.

September 2020 Form 10-Q	12

Management’s Discussion and Analysis

Fixed Income
Fixed Income sales and trading net revenues of $7,160 million in the current year period were 68% higher than the prior year period, reflecting strong performance across all products.

•	Global macro products revenues increased primarily due to higher client activity in both rates and foreign exchange products and improved inventory management results.

•
Credit products revenues increased primarily due to higher client activity in corporate credit and securitized products from higher volumes and wider bid-offer spreads, partially offset by the effect of widening credit spreads on inventory. Net interest revenues increased reflecting lower funding costs and higher average balances in secured lending facilities.

•
Commodities products and Other revenues increased primarily reflecting favorable inventory management and higher client activity in commodities, partially offset by lower client structuring activity within derivatives counterparty credit risk management.

Other

•
Other sales and trading revenues of $109 million in the current year period increased from the prior year period reflecting gains on hedges associated with corporate lending activity, partially offset by lower yields on liquidity investments, lower gains from investments associated with certain employee deferred compensation plans and losses on economic hedges related to certain Borrowings.

Investments, Other Revenues, Non-interest Expenses, and Income Tax Items
Investments

•	Net investments gains of $87 million in the current quarter include gains on certain business-related investments compared with losses in the prior year quarter.

•
Net investments gains of $98 million in the current year period include gains on certain business-related investments. The prior year period included gains associated with an investment’s initial public offering.

Other Revenues

•
Other revenues of $114 million in the current quarter increased compared to the prior year quarter primarily as a result of mark-to-market gains on loans and lending commitments held for sale as credit spreads tightened, partially offset by an increase in the provision for credit losses on loans held for investment.

•	Other net losses of $628 million in the current year period were primarily as a result of mark-to-market losses on loans and lending commitments held for sale as credit spreads widened and an increase in the provision for credit losses on loans held for investment.
Non-interest Expenses
Non-interest expenses of $4,014 million in the current quarter increased from the prior year quarter, primarily reflecting a 13% increase in Compensation and benefits expenses.

•
Compensation and benefits expenses increased in the current quarter primarily due to increases in discretionary incentive compensation, driven by higher revenues, and higher expenses related to certain deferred compensation plans linked to investment performance.

•
Non-compensation expenses increased in the current quarter primarily due to higher volume-related expenses and information processing and communications expenses, partially offset by lower litigation costs.

Non-interest expenses of $12,953 million in the current year period increased from the prior year period, reflecting a 26% increase in Compensation and benefits expenses and an 11% increase in Non-compensation expenses.

•
Compensation and benefits expenses increased in the current year period primarily due to increases in discretionary incentive compensation, driven by higher revenues, partially offset by lower expenses related to certain deferred compensation plans linked to investment performance.

•
Non-compensation expenses increased in the current year period primarily due to higher volume-related expenses, an increase in the provision for credit losses for lending commitments held for investment and off-balance sheet instruments, and higher information processing and communications expenses. Partially offsetting these increases were lower marketing and business development expenses.

Income Tax Items

•	The current quarter and prior year quarter included intermittent net discrete tax benefits of $115 million and $67 million, respectively.

•	The current year period and prior year period included intermittent net discrete tax benefits of $17 million and $168 million, respectively.
For further information, see “Supplemental Financial Information—Income Tax Matters” herein.

13	September 2020 Form 10-Q

Management’s Discussion and Analysis

Wealth Management

Income Statement Information

	Three Months Ended September 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$135	$118	14%
Trading	268	61	N/M
Investments	1	—	N/M
Commissions and fees	477	416	15%
Asset management	2,793	2,639	6%
Other	94	81	16%
Total non-interest revenues	3,768	3,315	14%
Interest income	1,065	1,378	(23)%
Interest expense	176	335	(47)%
Net interest	889	1,043	(15)%
Net revenues	4,657	4,358	7%
Compensation and benefits	2,684	2,340	15%
Non-compensation expenses	853	780	9%
Total non-interest expenses	3,537	3,120	13%
Income before provision for income taxes	$1,120	$1,238	(10)%
Provision for income taxes	278	276	1%
Net income applicable to Morgan Stanley	$842	$962	(12)%

	Nine Months Ended September 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$403	$365	10%
Trading	413	525	(21)%
Investments	9	1	N/M
Commissions and fees	1,538	1,250	23%
Asset management	7,980	7,544	6%
Other	216	281	(23)%
Total non-interest revenues	10,559	9,966	6%
Interest income	3,468	4,139	(16)%
Interest expense	653	950	(31)%
Net interest	2,815	3,189	(12)%
Net revenues	13,374	13,155	2%
Compensation and benefits	7,625	7,184	6%
Non-compensation expenses	2,432	2,302	6%
Total non-interest expenses	10,057	9,486	6%
Income before provision for income taxes	$3,317	$3,669	(10)%
Provision for income taxes	758	830	(9)%
Net income applicable to Morgan Stanley	$2,559	$2,839	(10)%

Financial Information and Statistical Data

	At September 30, 2020	At December 31, 2019
$ in billions, except employee data
Client assets	$2,852	$2,700
Fee-based client assets[1]	$1,333	$1,267
Fee-based client assets as a percentage of total client assets	47%	47%
Client liabilities[2]	$100	$90
Investment securities	$88.6	$67.2
Loans and lending commitments	$105.9	$93.2
Wealth Management representatives	15,469	15,468

	Three Months Ended September 30,
	2020	2019
Per representative:
Annualized revenues ($ in thousands)[3]	$1,207	$1,118
Client assets ($ in millions)[4]	$184	$165
Fee-based asset flows ($ in billions)[5]	$23.8	$15.5

	Nine Months Ended September 30,
	2020	2019
Per representative:
Annualized revenues ($ in thousands)[3]	$1,155	$1,121
Client assets ($ in millions)[4]	$184	$165
Fee-based asset flows ($ in billions)[5]	$53.3	$40.1

1.	Fee-based client assets represent the amount of assets in client accounts where the fee for services is calculated based on those assets.

2.	Client liabilities include securities-based and other loans (including tailored lending), residential real estate loans and margin lending.

3.	Revenues per representative equals Wealth Management’s annualized net revenues divided by the average number of representatives.

4.	Client assets per representative equals total period-end client assets divided by period-end number of representatives.

5.
Excludes institutional cash management-related activity. For a description of the Inflows and Outflows included within Fee-based asset flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management” in the 2019 Form 10-K.

September 2020 Form 10-Q	14

Management’s Discussion and Analysis

Transactional Revenues

	Three Months Ended September 30,
$ in millions	2020	2019	% Change
Investment banking	$135	$118	14%
Trading	268	61	N/M
Commissions and fees	477	416	15%
Total	$880	$595	48%
Transactional revenues as a % of Net revenues	19%	14%

	Nine Months Ended September 30,
$ in millions	2020	2019	% Change
Investment banking	$403	$365	10%
Trading	413	525	(21)%
Commissions and fees	1,538	1,250	23%
Total	$2,354	$2,140	10%
Transactional revenues as a % of Net revenues	18%	16%
Net Revenues
Transactional Revenues
Transactional revenues of $880 million in the current quarter increased 48% from the prior year quarter primarily as a result of higher Trading revenues and higher Commissions and fees.

•	Trading revenues increased in the current quarter primarily due to gains from investments associated with certain employee deferred compensation plans, partially offset by lower fixed income revenues.

•	Commissions and fees increased in the current quarter primarily due to increased client activity in equities.
Transactional revenues of $2,354 million in the current year period increased 10% from the prior year period primarily as a result of higher Commissions and fees, partially offset by lower Trading revenues.

•	Trading revenues decreased in the current year period primarily due to lower fixed income revenues.

•	Commissions and fees increased in the current year period primarily due to increased client activity in equities.
Asset Management
Asset management revenues of $2,793 million in the current quarter increased 6% compared with the prior year quarter due to higher fee-based asset levels during the current quarter as a result of positive net flows and market appreciation, partially offset by lower average fee rates.
Asset management revenues of $7,980 million in the current year period increased 6% from the prior year period primarily due to higher fee-based asset levels during the current year period as a result of market appreciation and positive net flows, partially offset by lower average fee rates.
See “Fee-Based Client Assets—Rollforwards” herein.
Other
Other revenues of $216 million in the current year period decreased 23% from the prior year period primarily due to lower realized gains from the AFS securities portfolio and an increase in the provision for credit losses.
Net Interest
Net interest of $889 million and $2,815 million decreased 15% and 12%, from the prior year periods primarily due to the net effect of lower interest rates, partially offset by growth in Loans and increases in investment portfolio balances driven by higher brokerage sweep deposits.
Non-interest Expenses
Non-interest expenses of $3,537 million in the current quarter increased 13% from the prior year quarter, primarily as a result of higher Compensation and benefits expenses.

•
Compensation and benefits expenses increased in the current quarter, primarily due to higher expenses related to certain deferred compensation plans linked to investment performance and an increase in the formulaic payout to Wealth Management representatives, driven by higher compensable revenues.

•
Non-compensation expenses increased in the current quarter, reflecting a regulatory charge, as well as expenses associated with the E*TRADE acquisition, partially offset by lower marketing and business development expenses.

Non-interest expenses of $10,057 million in the current year period increased 6% from the prior year period, primarily as a result of higher Compensation and benefits expenses.

•
Compensation and benefits expenses increased in the current year period primarily due to an increase in the formulaic payout to Wealth Management representatives, driven by higher compensable revenues, as well as higher salaries.

•
Non-compensation expenses increased in the current year period, reflecting a regulatory charge, as well as expenses associated with the E*TRADE acquisition and incremental expenses related to Solium Capital, Inc., partially offset by lower marketing and business development expenses.

15	September 2020 Form 10-Q

Management’s Discussion and Analysis

Fee-Based Client Assets

Rollforwards

$ in billions	At June 30, 2020	Inflows	Outflows	Market Impact	At September 30, 2020
Separately managed[1]	$313	$19	$(4)	$14	$342
Unified managed	305	16	(12)	18	327
Advisor	149	8	(8)	9	158
Portfolio manager	431	21	(16)	23	459
Subtotal	$1,198	$64	$(40)	$64	$1,286
Cash management	38	12	(3)	—	47
Total fee-based client assets	$1,236	$76	$(43)	$64	$1,333

$ in billions	At June 30, 2019	Inflows	Outflows	Market Impact	At September 30, 2019
Separately managed[1]	$296	$15	$(5)	$6	$312
Unified managed	292	12	(10)	1	295
Advisor	149	7	(8)	—	148
Portfolio manager	400	19	(14)	2	407
Subtotal	$1,137	$53	$(37)	$9	$1,162
Cash management	22	4	(3)	1	24
Total fee-based client assets	$1,159	$57	$(40)	$10	$1,186

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	At September 30, 2020
Separately managed[1]	$322	$37	$(14)	$(3)	$342
Unified managed	313	43	(33)	4	327
Advisor	155	22	(21)	2	158
Portfolio manager	435	62	(43)	5	459
Subtotal	$1,225	$164	$(111)	$8	$1,286
Cash management	42	21	(16)	—	47
Total fee-based client assets	$1,267	$185	$(127)	$8	$1,333

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	At September 30, 2019
Separately managed[1]	$279	$38	$(15)	$10	$312
Unified managed	257	35	(30)	33	295
Advisor	137	20	(24)	15	148
Portfolio manager	353	54	(38)	38	407
Subtotal	$1,026	$147	$(107)	$96	$1,162
Cash management	20	12	(12)	4	24
Total fee-based client assets	$1,046	$159	$(119)	$100	$1,186

1.	Includes non-custody account values reflecting prior quarter-end balances due to a lag in the reporting of asset values by third-party custodians.

Average Fee Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2020	2019	2020	2019
Separately managed	15	15	14	15
Unified managed	99	99	99	100
Advisor	85	86	85	87
Portfolio manager	94	96	94	95
Subtotal	73	74	72	74
Cash management	5	6	5	6
Total fee-based client assets	71	73	70	73
For a description of fee-based client assets and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Wealth Management—Fee-Based Client Assets” in the 2019 Form 10-K.
Acquisition of E*TRADE
On October 2, 2020, we completed the acquisition of E*TRADE principally via the issuance of approximately $11 billion of common shares. In addition, we issued $0.7 billion of preferred shares in exchange for E*TRADE’s existing preferred stock. We believe the combination will increase the scale and breadth of Morgan Stanley’s Wealth Management franchise, and position us to be an industry leader in Wealth Management across all channels and wealth segments.

The business activities of E*TRADE will be reported within the Wealth Management business segment beginning in the fourth quarter of 2020, and the following table illustrates how E*TRADE’s primary revenues will be presented.

E*TRADE Revenues	Morgan Stanley Revenues
Net interest income	Net interest
Fees and service charges	Commissions and fees[1] Asset management
Commissions	Commissions and fees

1.	The primary element of this mapping is revenues from order flow payments.

Non-interest expenses are also expected to be impacted by integration costs. For additional information on the acquisition of E*TRADE, see Note 3 to the financial statements.

September 2020 Form 10-Q	16

Management’s Discussion and Analysis

Investment Management
Income Statement Information

	Three Months Ended September 30,
$ in millions	2020	2019	% Change
Revenues
Trading	$2	$2	—%
Investments	258	105	146%
Commissions and fees	1	1	—%
Asset management	795	664	20%
Other	1	—	N/M
Total non-interest revenues	1,057	772	37%
Interest income	7	4	75%
Interest expense	8	12	(33)%
Net interest	(1)	(8)	88%
Net revenues	1,056	764	38%
Compensation and benefits	401	319	26%
Non-compensation expenses	340	280	21%
Total non-interest expenses	741	599	24%
Income before provision for income taxes	315	165	91%
Provision for income taxes	72	27	167%
Net income	243	138	76%
Net income applicable to noncontrolling interests	18	—	N/M
Net income applicable to Morgan Stanley	$225	$138	63%

	Nine Months Ended September 30,
$ in millions	2020	2019	% Change
Revenues
Investment banking	$—	$(1)	100%
Trading	(13)	(2)	N/M
Investments	552	543	2%
Commissions and fees	1	1	—%
Asset management	2,144	1,893	13%
Other	(39)	(6)	N/M
Total non-interest revenues	2,645	2,428	9%
Interest income	22	14	57%
Interest expense	33	35	(6)%
Net interest	(11)	(21)	48%
Net revenues	2,634	2,407	9%
Compensation and benefits	1,012	1,049	(4)%
Non-compensation expenses	948	820	16%
Total non-interest expenses	1,960	1,869	5%
Income before provision for income taxes	674	538	25%
Provision for income taxes	136	104	31%
Net income	538	434	24%
Net income applicable to noncontrolling interests	81	32	153%
Net income applicable to Morgan Stanley	$457	$402	14%
Net Revenues
Investments
Investments revenues of $258 million in the current quarter increased 146% from the prior year quarter, primarily due to higher accrued carried interest and investment gains in an Asia private equity fund, principally driven by gains from an underlying investment.
Investments revenues of $552 million in the current year period were relatively unchanged from the prior year period as higher accrued carried interest and investment gains in an Asia private equity fund, principally driven by gains from an underlying investment, were mostly offset by the reversal of accrued carried interest and investment losses in real estate, infrastructure and certain private equity funds.
Asset Management
Asset management revenues of $795 million in the current quarter and $2,144 million in the current year period increased 20% and 13% from the prior year quarter and prior year period, respectively, primarily as a result of higher average AUM, driven by strong investment performance and positive long-term net flows.
See “Assets Under Management or Supervision” herein.

17	September 2020 Form 10-Q

Management’s Discussion and Analysis

Other
Other losses of $39 million in the current year period primarily reflect an impairment of an investment in a third-party asset manager in the second quarter of 2020.
Non-interest Expenses
Non-interest expenses of $741 million in the current quarter increased 24% from the prior year quarter as a result of higher Compensation and benefits expenses and higher Non-compensation expenses.

•
Compensation and benefits expenses increased in the current quarter primarily as a result of higher expenses related to certain deferred compensation plans linked to investment performance, increases in discretionary incentive compensation driven by higher Asset management revenues, and higher compensation associated with carried interest.

•	Non-compensation expenses in the current quarter increased from the prior year quarter primarily as a result of higher fee sharing paid to intermediaries on higher average AUM.
Non-interest expenses of $1,960 million in the current year period increased 5% from the prior year period primarily as a result of higher Non-compensation expenses.

•
Compensation and benefits expenses decreased in the current year period primarily as a result of lower compensation associated with carried interest partially offset by higher expenses related to certain deferred compensation plans linked to investment performance, and increases in discretionary incentive compensation driven by higher Asset management revenues.

•	Non-compensation expenses in the current year period increased from the prior year period primarily as a result of higher fee sharing paid to intermediaries on higher average AUM.
Assets Under Management or Supervision
Rollforwards

$ in billions	At June 30, 2020	Inflows	Outflows	Market Impact	Other	At September 30, 2020
Equity	$168	$24	$(14)	$23	$1	$202
Fixed income	84	8	(5)	1	4	92
Alternative/Other	145	6	(7)	4	2	150
Long-term AUM subtotal	397	38	(26)	28	7	444
Liquidity	268	319	(317)	—	1	271
Total AUM	$665	$357	$(343)	$28	$8	$715

$ in billions	At June 30, 2019	Inflows	Outflows	Market Impact	Other	At September 30, 2019
Equity	$128	$10	$(8)	$(4)	$—	$126
Fixed income	71	6	(4)	2	(1)	74
Alternative/Other	135	5	(4)	2	(3)	135
Long-term AUM subtotal	334	21	(16)	—	(4)	335
Liquidity	163	311	(301)	(1)	—	172
Total AUM	$497	$332	$(317)	$(1)	$(4)	$507

$ in billions	At December 31, 2019	Inflows	Outflows	Market Impact	Other	At September 30, 2020
Equity	$138	$56	$(35)	$42	$1	$202
Fixed income	79	29	(20)	1	3	92
Alternative/Other	139	21	(15)	(1)	6	150
Long-term AUM subtotal	356	106	(70)	42	10	444
Liquidity	196	1,174	(1,100)	1	—	271
Total AUM	$552	$1,280	$(1,170)	$43	$10	$715

$ in billions	At December 31, 2018	Inflows	Outflows	Market Impact	Other	At September 30, 2019
Equity	$103	$28	$(23)	$18	$—	$126
Fixed income	68	17	(15)	5	(1)	74
Alternative/Other	128	17	(14)	8	(4)	135
Long-term AUM subtotal	299	62	(52)	31	(5)	335
Liquidity	164	965	(956)	1	(2)	172
Total AUM	$463	$1,027	$(1,008)	$32	$(7)	$507
Average AUM

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2020	2019	2020	2019
Equity	$190	$127	$159	$120
Fixed income	90	73	84	70
Alternative/Other	148	135	143	133
Long-term AUM subtotal	428	335	386	323
Liquidity	267	169	244	166
Total AUM	$695	504	$630	$489
Average Fee Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
Fee rate in bps	2020	2019	2020	2019
Equity	76	76	75	76
Fixed income	29	32	29	32
Alternative/Other	58	62	59	65
Long-term AUM	60	61	59	62
Liquidity	15	17	16	17
Total AUM	43	46	42	47
For a description of the asset classes and rollforward items in the previous tables, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management—Assets Under Management or Supervision” in the 2019 Form 10-K.

September 2020 Form 10-Q	18

Management’s Discussion and Analysis

Planned Acquisition of Eaton Vance
On October 8, 2020, we entered into a definitive agreement under which we will acquire Eaton Vance Corp. (“Eaton Vance”), a leading provider of advanced investment management strategies and wealth management solutions, in a cash and stock transaction valued, as of the announcement, at approximately $7 billion, based on the closing price of our common stock and the number of Eaton Vance’s fully diluted shares outstanding on October 7, 2020. Under the terms of the agreement, Eaton Vance common stockholders will receive $28.25 in cash and 0.5833 shares of our common shares for each Eaton Vance common share. In addition, Eaton Vance common shareholders will receive a one-time special cash dividend of $4.25 per share to be paid pre-closing by Eaton Vance. The acquisition is subject to customary closing conditions, and is expected to close in the second quarter of 2021.

19	September 2020 Form 10-Q

Management’s Discussion and Analysis

Supplemental Financial Information
Income Tax Matters
Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
U.S. GAAP	21.1%	18.2%	22.2%	19.1%
Adjusted effective income tax rate—non-GAAP[1]	24.3%	21.4%	22.3%	21.3%
Net discrete tax provisions (benefits)
Recurring[2]	$—	$—	$(94)	$(127)
Intermittent[3]	(113)	(89)	(10)	(190)

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
The current quarter included intermittent net discrete tax benefits principally associated with the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of tax examinations in certain jurisdictions.
The prior year quarter included intermittent net discrete tax benefits primarily associated with the filing of the 2018 federal tax return and the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations.
The prior year period included intermittent net discrete tax benefits primarily associated with the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters. See Note 19 to the financial statements for further information.
U.S. Bank Subsidiaries
Our U.S. bank subsidiaries as of September 30, 2020, Morgan Stanley Bank N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, “U.S. Bank Subsidiaries”) accept deposits; provide loans to corporations, governments, financial institutions and high to ultra-high net worth clients; and invest in securities. Lending activity recorded in the U.S. Bank Subsidiaries from the Institutional Securities business segment primarily includes loans and lending commitments to corporate clients. Lending activity recorded in the U.S. Bank Subsidiaries from the Wealth Management business segment primarily includes securities-based lending, which allows clients to borrow money against the value of qualifying securities, and residential real estate loans.
For a further discussion of our credit risks, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk.” For a further discussion about loans and lending commitments, see Notes 10 and 14 to the financial statements.
U.S. Bank Subsidiaries’ Supplemental Financial Information1

$ in billions	At September 30, 2020	At December 31, 2019
Assets	$266.2	$219.6
Investment securities portfolio:
Investment securities—AFS	62.9	42.4
Investment securities—HTM	28.2	26.1
Total investment securities	$91.1	$68.5
Deposits[2]	$238.0	$189.3
Wealth Management Loans[3]
Residential real estate	$33.6	$30.2
Securities-based lending and Other[4]	57.7	49.9
Total	$91.3	$80.1
Institutional Securities Loans[3]
Corporate	$7.8	$5.6
Secured lending facilities	28.2	26.8
Commercial and Residential real estate	8.6	12.0
Securities-based lending and Other	4.7	5.4
Total	$49.3	$49.8

1.	Amounts exclude transactions between the bank subsidiaries, as well as deposits from the Parent Company and affiliates.

2.	For further information on deposits, see “Liquidity and Capital Resources—Funding Management—Unsecured Financing” herein.

3.	For a further discussion of loans in the Wealth Management and Institutional Securities business segments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk” herein.

4.	Other loans primarily include tailored lending.
Accounting Development Updates
The Financial Accounting Standards Board has issued certain accounting updates, which we have either determined are not applicable or are not expected to have a significant impact on our financial statements.

September 2020 Form 10-Q	20

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

Total Assets by Business Segment

	At September 30, 2020
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$72,592	$22,018	$162	$94,772
Trading assets at fair value	289,528	298	4,142	293,968
Investment securities	42,149	88,556	—	130,705
Securities purchased under agreements to resell	73,637	14,646	—	88,283
Securities borrowed	100,175	628	—	100,803
Customer and other receivables	57,593	14,067	877	72,537
Loans[1]	54,918	91,302	17	146,237
Other assets[2]	13,731	12,910	1,994	28,635
Total assets	$704,323	$244,425	$7,192	$955,940

	At December 31, 2019
$ in millions	IS	WM	IM	Total
Assets
Cash and cash equivalents	$67,657	$14,247	$267	$82,171
Trading assets at fair value	293,477	47	3,586	297,110
Investment securities	38,524	67,201	—	105,725
Securities purchased under agreements to resell	80,744	7,480	—	88,224
Securities borrowed	106,199	350	—	106,549
Customer and other receivables	39,743	15,190	713	55,646
Loans[1]	50,557	80,075	5	130,637
Other assets[2]	14,300	13,092	1,975	29,367
Total assets	$691,201	$197,682	$6,546	$895,429
IS—Institutional Securities
WM—Wealth Management
IM—Investment Management

1.
Amounts include loans held for investment, net of allowance, and loans held for sale but exclude loans at fair value, which are included in Trading assets in the balance sheets (see Note 10 to the financial statements).

2.	Other assets primarily includes Goodwill and Intangible assets, premises, equipment and software, ROU assets related to leases, other investments, and deferred tax assets.
A substantial portion of total assets consists of liquid marketable securities and short-term receivables arising principally from sales and trading activities in the Institutional Securities business segment. Total assets increased to $956 billion at September 30, 2020 from $895 billion at December 31, 2019.
Wealth Management assets increased driven by continued growth in Loans as well as in the investment portfolio, comprising Investment securities, Cash and cash equivalents, and Securities purchased under agreements to resell, as a result of significantly higher deposits in this segment.
Institutional Securities’ assets were also higher, reflecting increases within Customer and other receivables, primarily in Equity financing.
Liquidity Risk Management Framework
The core components of our Liquidity Risk Management Framework are the Required Liquidity Framework, Liquidity Stress Tests and Liquidity Resources, which support our target

21	September 2020 Form 10-Q

Management’s Discussion and Analysis

liquidity profile. For a further discussion about the Firm’s Required Liquidity Framework and Liquidity Stress Tests, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management Framework” in the 2019 Form 10-K.
At September 30, 2020 and December 31, 2019, we maintained sufficient liquidity to meet current and contingent funding obligations as modeled in our Liquidity Stress Tests.
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
Liquidity Resources by Type of Investment1

$ in millions	At September 30, 2020	At December 31, 2019
Cash deposits with central banks	$41,639	$35,025
Unencumbered HQLA Securities[2]:
U.S. government obligations	113,058	88,754
U.S. agency and agency mortgage-backed securities	63,961	50,732
Non-U.S. sovereign obligations[3]	37,470	29,909
Other investment grade securities	1,398	1,591
Total HQLA[2]	$257,526	$206,011
Cash deposits with banks (non-HQLA)	9,766	9,857
Total Liquidity Resources	$267,292	$215,868

1.
In the first quarter of 2020, we changed our internal measure of liquidity from the Global Liquidity Reserve to Liquidity Resources, which is more closely aligned with the regulatory definition of HQLA. Prior periods have been recast to conform to the current presentation.

2.	HQLA is presented prior to applying weightings and includes all HQLA held in subsidiaries.

3.	Primarily composed of unencumbered Japanese, UK, French, German and Dutch government obligations.

4.

Liquidity Resources by Bank and Non-Bank Legal Entities1

$ in millions	At September 30, 2020	At December 31, 2019	Average Daily Balance Three Months Ended September 30, 2020
Bank legal entities
Domestic	$115,821	$75,894	$113,991
Foreign	5,384	4,049	5,624
Total Bank legal entities	121,205	79,943	119,615
Non-Bank legal entities
Domestic:
Parent Company	62,561	53,128	74,587
Non-Parent Company	30,215	28,905	34,341
Total Domestic	92,776	82,033	108,928
Foreign	53,311	53,892	55,933
Total Non-Bank legal entities	146,087	135,925	164,861
Total Liquidity Resources	$267,292	$215,868	$284,476

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
As of September 30, 2020, we and our U.S. Bank Subsidiaries are compliant with the minimum required LCR of 100%.

September 2020 Form 10-Q	22

Management’s Discussion and Analysis

Liquidity Coverage Ratio

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2020	June 30, 2020
Eligible HQLA[1]
Cash deposits with central banks	$36,481	$52,369
Securities[2]	170,817	155,251
Total Eligible HQLA[1]	$207,298	$207,620
LCR	136%	147%

1.	Under the LCR rule, Eligible HQLA is calculated using weightings and excluding certain HQLA held in subsidiaries.

2.	Primarily includes U.S. Treasuries, U.S. agency mortgage-backed securities, sovereign bonds and investment grade corporate bonds.
The decrease in the LCR in the current quarter is due to higher average outflows, primarily related to secured funding with remaining maturities of less than 30 days.
Net Stable Funding Ratio
The U.S. banking agencies have finalized a rule to implement the NSFR, which requires large banking organizations to maintain sufficiently stable sources of funding over a one-year time horizon, and will apply to us and our U.S. Bank Subsidiaries. These requirements become effective on July 1, 2021 and we will be in compliance with the final rule by the effective date.
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

Collateralized Financing Transactions

$ in millions	At September 30, 2020	At December 31, 2019
Securities purchased under agreements to resell and Securities borrowed	$189,086	$194,773
Securities sold under agreements to repurchase and Securities loaned	$49,300	$62,706
Securities received as collateral[1]	$8,799	$13,022

	Average Daily Balance Three Months Ended
$ in millions	September 30, 2020	December 31, 2019
Securities purchased under agreements to resell and Securities borrowed	$182,181	$210,257
Securities sold under agreements to repurchase and Securities loaned	$58,474	$64,870

1.	Included within Trading assets in the balance sheets.
Securities sold under agreements to repurchase and Securities loaned decreased to $49 billion at September 30, 2020 from $63 billion at December 31, 2019 primarily as a result of changes to our funding profile as a result of changes in the composition of our assets and liabilities.
See Note 2 to the financial statements in the 2019 Form 10-K and Note 9 to the financial statements for more details on collateralized financing transactions.
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

23	September 2020 Form 10-Q

Management’s Discussion and Analysis

Deposits

$ in millions	At September 30, 2020	At December 31, 2019
Savings and demand deposits:
Brokerage sweep deposits[1]	$164,146	$121,077
Savings and other	38,431	28,388
Total Savings and demand deposits	202,577	149,465
Time deposits	36,676	40,891
Total	$239,253	$190,356

1.	Amounts represent balances swept from client brokerage accounts.

Deposits are primarily sourced from our Wealth Management clients and are considered to have stable, low-cost funding characteristics. Total deposits at September 30, 2020 increased compared with December 31, 2019, primarily driven by continued increases in brokerage sweep and savings deposits.
Borrowings by Remaining Maturity at September 30, 20201

$ in millions	Parent Company	Subsidiaries	Total
Original maturities of one year or less	$—	$4,553	$4,553
Original maturities greater than one year
2020	$641	$828	$1,469
2021	19,964	6,186	26,150
2022	16,418	4,011	20,429
2023	15,316	4,657	19,973
2024	15,938	5,436	21,374
Thereafter	83,172	26,324	109,496
Total	$151,449	$47,442	$198,891
Total Borrowings	$151,449	$51,995	$203,444
Maturities over next 12 months[2]			$20,247

1.	Original maturity in the table is generally based on contractual final maturity. For borrowings with put options, remaining maturity represents the earliest put date.

2.	Includes only borrowings with original maturities greater than one year.
Borrowings of $203 billion as of September 30, 2020 increased modestly when compared with $193 billion at December 31, 2019.
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

For further information on Borrowings, see Note 13 to the financial statements.
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
Parent Company and U.S. Bank Subsidiaries' Issuer Ratings at October 30, 2020

Parent Company
	Short-Term Debt	Long-Term Debt	Rating Outlook
DBRS, Inc.	R-1 (middle)	A (high)	Stable
Fitch Ratings, Inc.	F1	A	Negative
Moody’s Investors Service, Inc.	P-1	A2	Rating Under Review
Rating and Investment Information, Inc.	a-1	A	Stable
S&P Global Ratings	A-2	BBB+	Stable

MSBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch Ratings, Inc.	F1	A+	Negative
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable

MSPBNA
	Short-Term Debt	Long-Term Debt	Rating Outlook
Moody’s Investors Service, Inc.	P-1	Aa3	Stable
S&P Global Ratings	A-1	A+	Stable
On April 22, 2020, Fitch Ratings, Inc. placed the Parent Company and MSBNA ratings on Negative outlook, a change from Stable, related to their expectation of significant operating environment headwinds due to the disruption to economic activity and financial markets from the COVID-19 pandemic.
On October 2, 2020, Moody’s Investors Service, Inc. (“Moody’s”) upgraded the issuer ratings of the Parent Company from A3 to A2 and U.S. Bank Subsidiaries from A1 to Aa3 and changed the outlooks to Stable. On October 29, Moody’s placed issuer ratings of the Parent Company under review for possible upgrade, changing their outlook from Stable to Rating Under Review.

September 2020 Form 10-Q	24

Management’s Discussion and Analysis

Incremental Collateral or Terminating Payments
In connection with certain OTC derivatives and certain other agreements where we are a liquidity provider to certain financing vehicles associated with the Institutional Securities business segment, we may be required to provide additional collateral, immediately settle any outstanding liability balances with certain counterparties or pledge additional collateral to certain clearing organizations in the event of a future credit rating downgrade irrespective of whether we are in a net asset or net liability position. See Note 7 to the financial statements for additional information on OTC derivatives that contain such contingent features.
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
Common Stock Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except for per share data	2020	2019	2020	2019
Number of shares	—	36	29	90
Average price per share	$—	$41.92	$46.01	$42.77
Total	$—	$1,500	$1,347	$3,860
On March 15, 2020, the Financial Services Forum announced that its eight U.S. Bank members, including us, had voluntarily suspended their share repurchase programs. On June 25, 2020, the Federal Reserve published summary results of CCAR and announced that large BHCs generally would be restricted in making share repurchases during the current quarter, and on September 30, 2020, the restrictions were extended through the fourth quarter of 2020. For more information on our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests” herein.
For further information on our common stock repurchases, see Note 17 to the financial statements.

For a description of our capital plan, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests” herein.
Common Stock Dividend Announcement

Announcement date	October 15, 2020
Amount per share	$0.35
Date to be paid	November 13, 2020
Shareholders of record as of	October 30, 2020

On June 25, 2020, the Federal Reserve announced that it would limit common stock dividend payments in the current quarter for all large BHCs, and on September 30, 2020, the restrictions were extended through the fourth quarter of 2020. For additional information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests” herein.
Preferred Stock Dividend Announcement

Announcement date	September 15, 2020
Date paid	October 15, 2020
Shareholders of record as of	September 30, 2020
For additional information on common and preferred stock, see Note 17 to the financial statements.
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
For information on our commitments, obligations under certain guarantee arrangements and indemnities, see Note 14 to the financial statements. For a further discussion of our lending commitments, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Loans and Lending Commitments.”
Contractual Obligations
For a discussion about our contractual obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in the 2019 Form 10-K.

25	September 2020 Form 10-Q

Management’s Discussion and Analysis

Regulatory Requirements
Regulatory Capital Framework
We are an FHC under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and are subject to the regulation and oversight of the Federal Reserve. The Federal Reserve establishes capital requirements for us, including “well-capitalized” standards, and evaluates our compliance with such capital requirements. Regulatory capital requirements established by the Federal Reserve are largely based on the Basel III capital standards established by the Basel Committee and also implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The OCC establishes similar capital requirements and standards for our U.S. Bank Subsidiaries. For us to remain an FHC, we must remain well-capitalized in accordance with standards established by the Federal Reserve and our U.S. Bank Subsidiaries must remain well-capitalized in accordance with standards established by the OCC. For additional information on regulatory capital requirements for our U.S. Bank Subsidiaries, see Note 16 to the financial statements.
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

Risk-Based Regulatory Capital Ratio Requirements

	At September 30, 2020		Beginning October 1, 2020
	Standardized and Advanced		Standardized	Advanced
Capital buffers
Capital conservation buffer		2.5%	—	2.5%
Stress capital buffer (“SCB”)[1]		N/A	5.7%	N/A
G-SIB capital surcharge[2]		3%	3%	3%
CCyB[3]		0%	0%	0%
Capital buffer requirement[4]		5.5%	8.7%	5.5%
		At September 30, 2020	Beginning October 1, 2020
	Regulatory Minimum	Standardized and Advanced	Standardized	Advanced
Required ratios[5]
Common Equity Tier 1 capital ratio	4.5%	10.0%	13.2%	10.0%
Tier 1 capital ratio	6.0%	11.5%	14.7%	11.5%
Total capital ratio	8.0%	13.5%	16.7%	13.5%

1.	For additional information on the SCB, see “Capital Plans and Stress Tests” and “Regulatory Developments—Stress Capital Buffer Final Rule” herein.

2.
For a further discussion of the G-SIB capital surcharge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—G-SIB Capital Surcharge” in the 2019 Form 10-K.

3.	The CCyB can be set up to 2.5%, but is currently set by the U.S. banking agencies at zero.

4.
The capital buffer requirement represents the amount of Common Equity Tier 1 capital we must maintain above the minimum risk-based capital requirements in order to avoid restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers. Beginning October 1, 2020, our Standardized Approach capital buffer requirement is equal to the sum of our SCB, G-SIB capital surcharge and CCyB, and our Advanced Approach capital buffer requirement is equal to our 2.5% capital conservation buffer, G-SIB capital surcharge and CCyB.

5.	Required ratios represent the regulatory minimum plus the capital buffer requirement.
Our risk-based capital ratios for purposes of determining regulatory compliance are the lower of the capital ratios computed under (i) the standardized approaches for calculating credit risk and market risk RWA (“Standardized Approach”) or (ii) the applicable advanced approaches for calculating credit risk, market risk and operational risk RWA (“Advanced Approach”). The credit risk RWA calculations between the two approaches differ in that the Standardized Approach requires calculation of RWA using prescribed risk weights, whereas the Advanced Approach utilizes models to calculate exposure amounts and risk weights. At September 30, 2020 and December 31, 2019, our ratios for determining regulatory compliance are based on the Advanced Approach and the Standardized Approach rules, respectively.
Leverage-Based Regulatory Capital. Minimum leverage-based capital requirements include a Tier 1 leverage ratio and an SLR. We are required to maintain an SLR of 5%, inclusive of an enhanced SLR capital buffer of at least 2%.
As of September 30, 2020, our risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated

September 2020 Form 10-Q	26

Management’s Discussion and Analysis

excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein.
Regulatory Capital Ratios

	At September 30, 2020
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$71,157	$71,157
Tier 1 capital		79,905	79,905
Total capital		90,018	89,763
Total RWA		408,850	420,081
Common Equity Tier 1 capital ratio	10.0%	17.4%	16.9%
Tier 1 capital ratio	11.5%	19.5%	19.0%
Total capital ratio	13.5%	22.0%	21.4%

$ in millions		Required Ratio[1]	At September 30, 2020
Leverage-based capital
Adjusted average assets[2]			$962,435
Tier 1 leverage ratio		4.0%	8.3%
Supplementary leverage exposure[3,4]			$1,084,348
SLR[4]		5.0%	7.4%

	At December 31, 2019
$ in millions	Required Ratio[1]	Standardized	Advanced
Risk-based capital
Common Equity Tier 1 capital		$64,751	$64,751
Tier 1 capital		73,443	73,443
Total capital		82,708	82,423
Total RWA		394,177	382,496
Common Equity Tier 1 capital ratio	10.0%	16.4%	16.9%
Tier 1 capital ratio	11.5%	18.6%	19.2%
Total capital ratio	13.5%	21.0%	21.5%

$ in millions		Required Ratio[1]	At December 31, 2019
Leverage-based capital
Adjusted average assets[2]			$889,195
Tier 1 leverage ratio		4.0%	8.3%
Supplementary leverage exposure[3]			$1,155,177
SLR		5.0%	6.4%

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

4.
Based on a Federal Reserve interim final rule in effect until March 31, 2021, our SLR and Supplementary leverage exposure as of September 30, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks. As of September 30, 2020, the impact of the interim final rule on our SLR was an improvement of 87 bps. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein.

27	September 2020 Form 10-Q

Management’s Discussion and Analysis

Regulatory Capital

$ in millions	At September 30, 2020	At December 31, 2019	Change
Common Equity Tier 1 capital
Common stock and surplus	$4,350	$5,228	$(878)
Retained earnings	76,353	70,589	5,764
AOCI	(537)	(2,788)	2,251
Regulatory adjustments and deductions:
Net goodwill	(7,242)	(7,081)	(161)
Net intangible assets	(1,776)	(2,012)	236
Other adjustments and deductions[1]	9	815	(806)
Total Common Equity Tier 1 capital	$71,157	$64,751	$6,406
Additional Tier 1 capital
Preferred stock	$8,520	$8,520	$—
Noncontrolling interests	625	607	18
Additional Tier 1 capital	$9,145	$9,127	$18
Deduction for investments in covered funds	(397)	(435)	38
Total Tier 1 capital	$79,905	$73,443	$6,462
Standardized Tier 2 capital
Subordinated debt	$8,681	$8,538	$143
Noncontrolling interests	147	143	4
Eligible ACL	1,287	590	697
Other adjustments and deductions	(2)	(6)	4
Total Standardized Tier 2 capital	$10,113	$9,265	$848
Total Standardized capital	$90,018	$82,708	$7,310
Advanced Tier 2 capital
Subordinated debt	$8,681	$8,538	$143
Noncontrolling interests	147	143	4
Eligible credit reserves	1,032	305	727
Other adjustments and deductions	(2)	(6)	4
Total Advanced Tier 2 capital	$9,858	$8,980	$878
Total Advanced capital	$89,763	$82,423	$7,340

1.
Other adjustments and deductions used in the calculation of Common Equity Tier 1 capital primarily includes net after-tax DVA, the credit spread premium over risk-free rate for derivative liabilities, defined benefit pension plan assets, after-tax gain on sale from assets sold into securitizations, investments in our own capital instruments and certain deferred tax assets.

RWA Rollforward

	Nine Months Ended September 30, 2020
$ in millions	Standardized	Advanced
Credit risk RWA
Balance at December 31, 2019	$342,684	$228,927
Change related to the following items:
Derivatives	4,622	24,322
Securities financing transactions	(9,314)	514
Securitizations	(1,595)	(3,016)
Investment securities	2,468	3,904
Commitments, guarantees and loans	5,017	1,776
Cash	718	1,838
Equity investments	3,027	3,207
Other credit risk[1]	(601)	(762)
Total change in credit risk RWA	$4,342	$31,783
Balance at September 30, 2020	$347,026	$260,710
Market risk RWA
Balance at December 31, 2019	$51,493	$51,597
Change related to the following items:
Regulatory VaR	9,673	9,673
Regulatory stressed VaR	1,987	1,987
Incremental risk charge	180	180
Comprehensive risk measure	210	106
Specific risk:
Non-securitization	(99)	(99)
Securitization	(1,620)	(1,620)
Total change in market risk RWA	$10,331	$10,227
Balance at September 30, 2020	$61,824	$61,824
Operational risk RWA
Balance at December 31, 2019	N/A	$101,972
Change in operational risk RWA	N/A	(4,425)
Balance at September 30, 2020	N/A	$97,547
Total RWA	$408,850	$420,081

Regulatory VaR—VaR for regulatory capital requirements

1.	Amounts reflect assets not in a defined category, non-material portfolios of exposures and unsettled transactions, as applicable.
Credit risk RWA increased in the current year period under both the Standardized and Advanced Approaches primarily from an increase in Derivatives exposure driven by market volatility, an increase in Investment securities mainly due to increased exposures to U.S. government and agency securities, and an increase in Equity investments due to increased exposure and market value gains. Under the Standardized Approach, increased exposures in lending activities within the Wealth Management and Institutional Securities business segments were partially offset by a decrease in Securities financing transactions. Under the Advanced Approach, the increased exposure in Derivatives and higher credit spread volatilities also led to an increase in RWA related to CVA.
Market risk RWA increased in the current year period under both the Standardized and Advanced Approaches primarily due to an increase in Regulatory VaR mainly as a result of higher market volatility.

September 2020 Form 10-Q	28

Management’s Discussion and Analysis

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
Required and Actual TLAC and Eligible LTD Ratios

			Actual Amount/Ratio
$ in millions	Regulatory Minimum	Required Ratio[1]	At September 30, 2020	At December 31, 2019
External TLAC[2]			$202,472	$196,888
External TLAC as a % of RWA	18.0%	21.5%	48.2%	49.9%
External TLAC as a % of leverage exposure	7.5%	9.5%	18.7%	17.0%
Eligible LTD[3]			$114,952	$113,624
Eligible LTD as a % of RWA	9.0%	9.0%	27.4%	28.8%
Eligible LTD as a % of leverage exposure	4.5%	4.5%	10.6%	9.8%

1.
Required ratios are inclusive of applicable buffers.The final rule imposes TLAC buffer requirements on top of both the risk-based and leverage exposure-based external TLAC minimum requirements. The risk-based TLAC buffer is equal to the sum of 2.5%, our Method 1 G-SIB surcharge and the CCyB, if any, as a percentage of total RWA. The leverage exposure-based TLAC buffer is equal to 2% of our total leverage exposure. Failure to maintain the buffers would result in restrictions on our ability to make capital distributions, including the payment of dividends and the repurchase of stock, and to pay discretionary bonuses to executive officers.

2.	External TLAC consists of Common Equity Tier 1 capital and Additional Tier 1 capital (each excluding any noncontrolling minority interests), as well as eligible LTD.

3.	Consists of TLAC-eligible LTD reduced by 50% for amounts of unpaid principal due to be paid in more than one year but less than two years from each respective balance sheet date.
We are in compliance with all TLAC requirements as of September 30, 2020 and December 31, 2019. For a further discussion of TLAC and related requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Requirements—Regulatory Capital Requirements—Total Loss-Absorbing Capacity, Long-Term Debt and Clean Holding Company Requirements” in the 2019 Form 10-K.
Capital Plans and Stress Tests
Pursuant to the Dodd-Frank Act, the Federal Reserve has adopted capital planning and stress test requirements for large BHCs, which form part of the Federal Reserve’s annual CCAR framework.
We submitted our 2020 Capital Plan (“Capital Plan”) and company-run stress test results to the Federal Reserve on April 6, 2020. On June 25, 2020, the Federal Reserve published summary results of its supervisory stress tests of each large BHC. On June 29, 2020, we disclosed a summary of the results of our company-run stress tests on our Investor Relations website. On September 4, 2020, we announced we will be subject to an SCB of 5.7% beginning October 1, 2020, which reflects the Federal Reserve’s corrected 2020 supervisory stress test results. We had previously announced that we would be subject to an SCB of 5.9%, which reflected the Federal Reserve’s original 2020 supervisory stress test results released in June 2020. Together with other features of the regulatory capital framework, this revised SCB results in an aggregate Standardized Approach Common Equity Tier 1 required ratio of 13.2%. Generally, our SCB will be updated annually based on the results of the supervisory stress test. See “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments—Stress Capital Buffer Final Rule” herein for additional information on the SCB.
The Federal Reserve required each large BHC to update and resubmit its capital plan. On November 2, 2020, we resubmitted our 2020 Capital Plan and company-run stress test results based on revised scenarios released by the Federal Reserve on September 17, 2020. We expect that the Federal Reserve will publish summary results of the second round of supervisory stress tests for each large BHC, including us, by the end of this year.
Based on the Federal Reserve announcement on June 25, 2020, all large BHCs were subject to capital action restrictions in the current quarter. Except as noted below, these restrictions generally prohibit large BHCs from making any capital distribution (excluding any capital distribution arising from the issuance of a capital instrument eligible for inclusion in the numerator of a regulatory capital ratio), unless otherwise approved by the Federal Reserve. Large BHCs are, however, authorized to make share repurchases relating to issuances of common stock related to employee stock ownership plans; provided that a BHC does not increase the amount of its common stock dividends, to pay common stock dividends that do not exceed an amount equal to the average of the BHC’s net income for the four preceding calendar quarters, unless otherwise specified by the Federal Reserve; and to make scheduled payments on additional Tier 1 and Tier 2 capital instruments. On September 30, 2020, the Federal Reserve announced that such capital action restrictions would be extended through the fourth quarter of 2020. For a further discussion of our capital plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Balance Sheet—Capital Management” herein and in the 2019 Form 10-K.
Attribution of Average Common Equity According to the Required Capital Framework
Our required capital (“Required Capital”) estimation is based on the Required Capital framework, an internal capital adequacy measure. Common equity attribution to the business segments

29	September 2020 Form 10-Q

Management’s Discussion and Analysis

is based on capital usage calculated under the Required Capital framework, as well as each business segment’s relative contribution to our total Required Capital.
The Required Capital framework is a risk-based and leverage-based capital measure, which is compared with our regulatory capital to ensure that we maintain an amount of going concern capital after absorbing potential losses from stress events, where applicable, at a point in time. The amount of capital allocated to the business segments is generally set at the beginning of each year and remains fixed throughout the year until the next annual reset unless a significant business change occurs (e.g., acquisition or disposition). We define the difference between our total average common equity and the sum of the average common equity amounts allocated to our business segments as Parent common equity. We generally hold Parent common equity for prospective regulatory requirements, organic growth, acquisitions and other capital needs.
We are currently evaluating potential updates to our Required Capital framework to take into account changes to our risk-based capital requirements resulting from the SCB and we will continue to evaluate the framework with respect to the impact of other future regulatory requirements, as appropriate.
Average Common Equity Attribution1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in billions	2020	2019	2020	2019
Institutional Securities	$42.8	$40.4	$42.8	$40.4
Wealth Management	18.2	18.2	18.2	18.2
Investment Management	2.6	2.5	2.6	2.5
Parent	15.1	12.3	13.3	11.4
Total	$78.7	$73.4	$76.9	$72.5

1.	The attribution of average common equity to the business segments is a non-GAAP financial measure. See “Selected Non-GAAP Financial Information” herein.
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
Regulatory Developments
Final Rule on the Regulatory Capital Treatment for Investments in Certain Unsecured Debt Instruments Issued by G-SIBs
The U.S. banking agencies have issued a final rule that, among other things, modifies the regulatory capital framework for large U.S. banking organizations, including us and our U.S. Bank Subsidiaries. Under the final rule, such organizations are required to make certain deductions from regulatory capital for their investments in certain unsecured debt instruments (including eligible LTD in the TLAC framework) issued by the Parent Company and other G-SIBs. These requirements become effective on April 1, 2021 and we expect to be in compliance with the final rule by the effective date.
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

September 2020 Form 10-Q	30

Management’s Discussion and Analysis

inter-affiliate relationships with covered funds. The final rule was effective October 1, 2020.
Stress Capital Buffer Final Rule
The Federal Reserve has adopted a final rule to integrate its annual capital planning and stress testing requirements with existing applicable regulatory capital requirements. The final rule, which applies to certain BHCs, introduces an SCB and related changes to the capital planning and stress testing processes.
The SCB applies only with respect to Standardized Approach risk-based capital requirements and replaces the existing Common Equity Tier 1 capital conservation buffer of 2.5%. The SCB is the greater of (i) the maximum decline in our Common Equity Tier 1 capital ratio under the severely adverse scenario over the supervisory stress test measurement period plus the sum of the four quarters of planned common stock dividends divided by the projected RWAs from the quarter in which the Firm’s projected Common Equity Tier 1 capital ratio reaches its minimum in the supervisory stress test and (ii) 2.5%. Beginning October 1, 2020, risk-based regulatory capital requirements under the Standardized Approach include the SCB, as summarized above, as well as our Common Equity Tier 1 GSIB capital surcharge and any applicable Common Equity Tier 1 CCyB.
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
In addition, the Federal Reserve has taken a range of other actions to support the flow of credit to households and businesses. For example, the Federal Reserve has set the target range for the federal funds rate at 0 to 0.25% and has increased its holdings of U.S. Treasury securities and agency mortgage-backed securities, purchased agency commercial mortgage-backed securities, and established a facility to purchase corporate debt securities and shares of exchange-traded funds holding such securities. The Federal Reserve has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowings by 150 basis points to 0.25% while extending the term of such loans up to 90 days. In addition, reserve requirements have been reduced to zero.
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

A similar interim final rule issued by the OCC along with the other U.S. banking agencies provides national banks, including MSBNA and MSPBNA, an optional election, which is considered on a case-by-case basis by the OCC if received after June 30, 2020, to apply similar relief. If elected and approved, a national bank must receive prior approval from the OCC before making any capital distributions while the

31	September 2020 Form 10-Q

Management’s Discussion and Analysis

exclusion is in effect. As of September 30, 2020, neither MSBNA nor MSPBNA made this optional election.

•
Revisions to Definition of Eligible Retained Income. The U.S. banking agencies have adopted as final an interim final rule, which was effective March 20, 2020, amending the definition of eligible retained income in their respective capital rules. As amended, eligible retained income is defined by the U.S. banking agencies as the greater of (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) the average of net income over the preceding four quarters. This definition applies with respect to any payout restrictions applicable in the event of a breach of any regulatory capital buffers, including any applicable CCyB, G-SIB capital surcharge, capital conservation buffer, the enhanced SLR and, once effective, SCB, which replaces the capital conservation buffer under the Standardized Approach.

Separately, the Federal Reserve has adopted as final an interim final rule, which was effective March 26, 2020, amending the definition of eligible retained income under its TLAC rule to be consistent with the revised definition of eligible retained income in the regulatory capital framework, as summarized above.

•
Regulatory Capital and Stress Testing Developments Related to Implementation of CECL. The U.S. banking agencies have adopted a final rule, consistent with an interim final rule which was effective March 31, 2020, altering, for purposes of the regulatory capital and TLAC requirements, the required adoption time period for CECL. We have elected to apply a transition method provided by the rule, under which the effects of CECL on our regulatory capital and TLAC requirements are deferred for two years, followed by a three-year phase-in of the aggregate capital effects of the two-year deferral.

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

September 2020 Form 10-Q	32

Management’s Discussion and Analysis

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

33	September 2020 Form 10-Q

Quantitative and Qualitative Disclosures about Risk
Management believes effective risk management is vital to the success of our business activities. For a discussion of our Enterprise Risk Management framework and risk management functions, see “Quantitative and Qualitative Disclosures about Risk—Risk Management” in the 2019 Form 10-K.
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, spreads, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio. Generally, we incur market risk as a result of trading, investing and client facilitation activities, principally within the Institutional Securities business segment where the substantial majority of our VaR for market risk exposures is generated. In addition, we incur non-trading market risk, principally within the Wealth Management and Investment Management business segments. The Wealth Management business segment primarily incurs non-trading market risk from lending and deposit-taking activities. The Investment Management business segment primarily incurs non-trading market risk from capital investments in alternative and other funds. For a further discussion of market risk, see “Quantitative and Qualitative Disclosures about Risk—Market Risk” in the 2019 Form 10-K.
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

95%/One-Day Management VaR for the Trading Portfolio

	Three Months Ended
	September 30, 2020
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$32	$38	$49	$29
Equity price	27	30	39	19
Foreign exchange rate	11	9	12	7
Commodity price	17	22	29	16
Less: Diversification benefit[1]	(38)	(53)	N/A	N/A
Primary Risk Categories	$49	$46	$57	$37
Credit Portfolio	21	25	31	20
Less: Diversification benefit[1]	(8)	(13)	N/A	N/A
Total Management VaR	$62	$58	$78	$45

	Three Months Ended
	June 30, 2020
$ in millions	Period End	Average	High[2]	Low[2]
Interest rate and credit spread	$42	$47	$59	$36
Equity price	38	25	38	20
Foreign exchange rate	10	11	15	8
Commodity price	25	16	25	11
Less: Diversification benefit[1]	(68)	(49)	N/A	N/A
Primary Risk Categories	$47	$50	$62	$44
Credit Portfolio	26	25	30	23
Less: Diversification benefit[1]	(1)	(15)	N/A	N/A
Total Management VaR	$72	$60	$78	$47

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

Average total Management VaR and Management VaR for the Primary Risk Categories decreased from the three months ended June 30, 2020 primarily as a result of reduced credit spread risk partially offset by increased equity risk.

September 2020 Form 10-Q	34

Risk Disclosures

Distribution of VaR Statistics and Net Revenues
We evaluate the reasonableness of our VaR model by comparing the potential declines in portfolio values generated by the model with corresponding actual trading results for the Firm, as well as individual business units. For days where losses exceed the VaR statistic, we examine the drivers of trading losses to evaluate the VaR model’s accuracy relative to realized trading results. There were no loss days in the current quarter.
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
Credit Spread Risk Sensitivity1

$ in millions	At September 30, 2020	At June 30, 2020
Derivatives	$7	$7
Funding liabilities[2]	46	45

1.	Amounts represent the potential gain for each 1 bps widening of our credit spread.

2.	Relates to Borrowings carried at fair value.
U.S. Bank Subsidiaries’ Net Interest Income Sensitivity Analysis

$ in millions	At September 30, 2020	At June 30, 2020
Basis point change
+100	$1,014	$599
-100	(338)	(351)
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
We do not manage to any single rate scenario but rather manage net interest income in our U.S. Bank Subsidiaries to optimize across a range of possible outcomes, including non-parallel rate change scenarios. The sensitivity analysis assumes that we take no action in response to these scenarios, assumes there are no changes in other macroeconomic variables normally correlated with changes in interest rates, and includes subjective assumptions regarding customer and market re-pricing behavior and other factors. The change in sensitivity to interest rates in the positive 100 basis point scenario between September 30, 2020 and June 30, 2020 was primarily driven by the impact of changes to assumptions as a result of an analysis of deposit pricing through a full interest rate cycle.

35	September 2020 Form 10-Q

Risk Disclosures

Investments Sensitivity, Including Related Carried Interest

	Loss from 10% Decline
$ in millions	At September 30, 2020	At June 30, 2020
Investments related to Investment Management activities	$349	$329
Other investments:
MUMSS	176	170
Other Firm investments	203	188
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
Asset Management Revenue Sensitivity
Certain asset management revenues in the Wealth Management and Investment Management business segments are derived from management fees, which are based on fee-based client assets in Wealth Management or AUM in Investment Management (together, “client holdings”). The assets underlying client holdings are primarily composed of equity, fixed income and alternative investments, and are sensitive to changes in related markets. The overall level of these revenues depends on multiple factors that include, but are not limited to, the level and duration of a market increase or decline, price volatility, the geographic and industry mix of client assets, and client behavior such as the rate and magnitude of client investments and redemptions. Therefore, overall revenues do not correlate completely with changes in the related markets.
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

Loans and Lending Commitments

	At September 30, 2020
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$7,628	$8,552	$14	$16,194
Secured lending facilities	26,496	3,521	445	30,462
Commercial and Residential real estate	7,265	928	1,593	9,786
Securities-based lending and Other	1,277	57	5,729	7,063
Total Institutional Securities	42,666	13,058	7,781	63,505
Wealth Management:
Residential real estate	33,674	12	—	33,686
Securities-based lending and Other	57,723	—	—	57,723
Total Wealth Management	91,397	12	—	91,409
Total Investment Management[1]	6	11	552	569
Total loans	134,069	13,081	8,333	155,483
ACL	(913)			(913)
Total loans, net of ACL	$133,156	$13,081	$8,333	$154,570
Lending commitments[2]				$120,098
Total exposure				$274,668

	At December 31, 2019
$ in millions	HFI	HFS	FVO	Total
Institutional Securities:
Corporate	$5,426	$6,192	$20	$11,638
Secured lending facilities	24,502	4,200	951	29,653
Commercial and Residential real estate	7,859	2,049	3,290	13,198
Securities-based lending and Other	503	123	6,814	7,440
Total Institutional Securities	38,290	12,564	11,075	61,929
Wealth Management:
Residential real estate	30,184	13	—	30,197
Securities-based lending and Other	49,930	—	—	49,930
Total Wealth Management	80,114	13	—	80,127
Total Investment Management[1]	5	—	251	256
Total loans	118,409	12,577	11,326	142,312
ACL	(349)			(349)
Total loans, net of ACL	$118,060	$12,577	$11,326	$141,963
Lending commitments[2]				$120,068
Total exposure				$262,031
HFI—Held for investment; HFS—Held for sale; FVO—Fair value option
Total exposure—consists of Total loans, net of ACL, and Lending commitments

1.
Investment Management business segment loans are related to certain of our activities as an investment advisor and manager. At September 30, 2020 and December 31, 2019, loans held at fair value are predominantly the result of the consolidation of CLO vehicles, managed by Investment Management, composed primarily of senior secured loans to corporations.

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

September 2020 Form 10-Q	36

Risk Disclosures

commitments are either held for investment, held for sale or carried at fair value. For more information on these loan classifications, see Note 2 to the financial statements in the 2019 Form 10-K.
Total loans and lending commitments increased by approximately $13 billion since December 31, 2019, primarily due to growth within the Wealth Management business segment driven by securities-based loans and residential real estate loans. Within the Institutional Securities business segment, growth in loans and lending commitments was primarily driven by Secured lending facilities and Corporate, partially offset by a decrease in Commercial real estate.
See Notes 5, 10 and 14 to the financial statements for further information.
Beginning late in the first quarter of 2020 and following in part from the U.S. government’s enactment of the CARES Act, we have received requests from certain clients for modifications of their credit agreements with us, which in some cases include deferral of their loan payments. Requests for loan payment deferrals related to Residential real estate loans are immediately granted, while Commercial real estate loan deferrals require careful consideration prior to approval. As of September 30, 2020, the unpaid principal balance of loans with approved deferrals of principal and interest payments currently in place amounted to less than $2 billion, with approximately one-third in each of our Wealth Management business segment commercial real estate-related tailored lending portfolio, which is included within Securities-based lending and Other, our Wealth Management business segment Residential real estate loans and our Institutional Securities business segment, primarily within Commercial real estate.
In addition to these principal and interest deferrals, we are also working with clients regarding modifications of certain other terms under their original loan agreements that do not impact contractual loan payments. We have granted such relief to certain borrowers, primarily within Secured lending facilities and Corporate loans. Such modifications include agreements to modify margin calls for Secured lending facilities, typically in return for additional payments which improve loan-to-value ratios. In some cases we have agreed to temporarily not enforce certain covenants, for example debt or interest coverage ratios, typically in return for other structural enhancements.
Granting loan deferral or modification requests does not necessarily mean that we will incur credit losses and we do not believe modifications have had a material impact on the risk profile of our loan portfolio. Modifications are considered in our evaluation of overall credit risk. Generally, loans with payment deferrals remain on accrual status and loans with other modifications remain on current status.
Requests for deferrals and other modifications could continue in future periods given the ongoing uncertain global economic and market conditions. See “Executive Summary—Coronavirus Disease (COVID-19) Pandemic,” and “Risk Factors” herein for further information. See also “Forward Looking Statements” in the 2019 Form 10-K. For additional information on regulatory guidance which permits certain loan modifications for borrowers impacted by COVID-19 to not be accounted for and reported as TDRs and the Firm’s accounting policies for such modifications, see “Liquidity and Capital Resources—Regulatory Requirements—Regulatory Developments” herein and Note 2 to the financial statements, respectively. For information on HFI loans on nonaccrual status, see “Status of Loans Held for Investment” herein and Notes 2 and 10 to the financial statements. For HFI loans modified and reported as TDRs, see Notes 2 and 10 to the financial statements.
Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
December 31, 2019[1]	$590
Effect of CECL adoption	(41)
Gross charge-offs	(59)
Recoveries	5
Net (charge-offs) recoveries	(54)
Provision[2]	757
Other	8
September 30, 2020	$1,260
ACL—Loans	$913
ACL—Lending commitments	347

1.	At December 31, 2019, the ACL for Loans and Lending commitments was $349 million and $241 million, respectively.

2.
In the current quarter, the provision for loan losses was $63 million and the provision for losses on lending commitments was $48 million. In the current year period, the provision for loan losses was $601 million and the provision for losses on lending commitments was $156 million.

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
The aggregate allowance for loans and lending commitments increased in the current year period, principally reflecting the provision for credit losses within the Institutional Securities business segment primarily resulting from the continued economic impact of COVID-19. This provision was the result of risks related to vulnerable sectors and higher downgrade sensitivity, changes in asset quality trends, as well as revisions to our forecasts reflecting expected future market and macroeconomic conditions. The base scenario used in our ACL models as of September 30, 2020 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the

37	September 2020 Form 10-Q

Risk Disclosures

nature of our lending portfolio, the most sensitive model input is U.S. GDP. The base scenario, among other things, assumes a continued recovery in the last quarter of 2020 through 2021, supported by fiscal stimulus and monetary policy measures. See Note 2 to the financial statements for a discussion of the Firm’s ACL methodology under CECL.
Status of Loans Held for Investment

	At September 30, 2020		At December 31, 2019
	IS	WM	IS	WM
Accrual	99.1%	99.8%	99.0%	99.9%
Nonaccrual[1]	0.9%	0.2%	1.0%	0.1%

1.	These loans are on nonaccrual status because the loans were past due for a period of 90 days or more or payment of principal or interest was in doubt.
Institutional Securities Loans and Lending Commitments1

	At September 30, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$274	$—	$—	$—	$274
A	874	1,062	39	229	2,204
BBB	3,958	5,726	3,314	295	13,293
BB	12,683	7,920	6,273	491	27,367
Other NIG	5,403	6,519	3,791	2,423	18,136
Unrated[2]	63	151	155	1,056	1,425
Total loans, net of ACL	23,255	21,378	13,572	4,494	62,699
Lending commitments
AAA	—	50	—	—	50
AA	4,157	1,267	1,878	—	7,302
A	6,310	8,290	7,901	564	23,065
BBB	5,422	15,408	15,761	310	36,901
BB	4,150	7,154	7,291	1,311	19,906
Other NIG	979	8,491	5,533	3,193	18,196
Unrated[2]	4	1	21	20	46
Total lending commitments	21,022	40,661	38,385	5,398	105,466
Total exposure	$44,277	$62,039	$51,957	$9,892	$168,165

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans
AA	$7	$50	$—	$5	$62
A	955	923	516	277	2,671
BBB	2,297	5,589	3,592	949	12,427
BB	9,031	11,189	9,452	1,449	31,121
Other NIG	4,020	5,635	2,595	1,143	13,393
Unrated[2]	117	82	131	1,628	1,958
Total loans, net of ACL	16,427	23,468	16,286	5,451	61,632
Lending commitments
AAA	—	50	—	—	50
AA	2,838	908	2,509	—	6,255
A	6,461	7,287	9,371	298	23,417
BBB	7,548	13,780	20,560	753	42,641
BB	2,464	5,610	8,333	1,526	17,933
Other NIG	2,193	4,741	7,062	2,471	16,467
Unrated[2]	—	9	107	7	123
Total lending commitments	21,504	32,385	47,942	5,055	106,886
Total exposure	$37,931	$55,853	$64,228	$10,506	$168,518

NIG–Non-investment grade

1.	Counterparty credit ratings are internally determined by the Credit Risk Management Department (“CRM”).

2.
Unrated loans and lending commitments are primarily trading positions that are measured at fair value and risk-managed as a component of market risk. For a further discussion of our market risk, see “Market Risk” herein.

Institutional Securities Loans and Lending Commitments by Industry

$ in millions	At September 30, 2020	At December 31, 2019
Industry
Financials	$41,916	$40,992
Real estate	24,827	28,348
Industrials	15,650	13,136
Communications services	12,529	12,165
Consumer discretionary	11,253	9,589
Healthcare	10,788	14,113
Energy	10,088	9,461
Utilities	9,994	9,905
Information technology	9,808	9,201
Consumer staples	8,476	9,724
Materials	5,626	5,577
Insurance	3,975	3,755
Other	3,235	2,552
Total exposure	$168,165	$168,518
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

September 2020 Form 10-Q	38

Risk Disclosures

currently in focus are: air travel, retail, upstream energy, lodging and leisure, and healthcare services and systems. As of September 30, 2020, exposures to these sectors are included across the Industrials, Financials, Real estate, Consumer discretionary, Energy and Healthcare industries in the previous table, and in aggregate represent approximately 10% of total Institutional Securities business segment lending exposure. The substantial majority of these exposures are either investment grade and/or secured by collateral. The future developments of COVID-19 and related government actions and their effect on the economic environment remain uncertain; therefore, the sectors impacted and the extent of the impacts may change over time. Refer to “Risk Factors” herein.
Institutional Securities Lending Activities
The Institutional Securities business segment lending activities include Corporate, Secured lending facilities, Commercial real estate and Securities-based lending and Other. Over 90% of our total lending exposure, which consists of loans and lending commitments, is investment grade and/or secured by collateral.
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
Secured lending facilities include loans provided to clients, which are collateralized by various assets including residential and commercial real estate mortgage loans, corporate loans, and other assets. These facilities generally provide for overcollateralization. Credit risk with respect to these loans and lending commitments arises from the failure of a borrower to perform according to the terms of the loan agreement and/or a decline in the underlying collateral value. The Firm monitors collateral levels against the requirements of lending agreements.
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

Institutional Securities Event-Driven Loans and Lending Commitments

	At September 30, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans, net of ACL	$1,891	$1,185	$710	$1,216	$5,002
Lending commitments	2,346	5,088	2,257	3,697	13,388
Total exposure	$4,237	$6,273	$2,967	$4,913	$18,390

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Loans, net of ACL	$1,194	$1,024	$839	$390	$3,447
Lending commitments	7,921	5,012	2,285	3,090	18,308
Total exposure	$9,115	$6,036	$3,124	$3,480	$21,755
Event-driven loans and lending commitments are associated with a particular event or transaction, such as to support client merger, acquisition, recapitalization or project finance activities. Balances may fluctuate as such lending is related to transactions that vary in timing and size from period to period.
Institutional Securities Loans and Lending Commitments Held for Investment

	At September 30, 2020
$ in millions	Loans	Lending Commitments	Total
Corporate	$7,628	$65,358	$72,986
Secured lending facilities	26,496	8,122	34,618
Commercial real estate	7,265	286	7,551
Other	1,277	1,178	2,455
Total, before ACL	$42,666	$74,944	$117,610
ACL	$(806)	$(342)	$(1,148)

	At December 31, 2019
$ in millions	Loans	Lending Commitments	Total
Corporate	$5,426	$61,716	$67,142
Secured lending facilities	24,502	6,105	30,607
Commercial real estate	7,859	425	8,284
Other	503	832	1,335
Total, before ACL	$38,290	$69,078	$107,368
ACL	$(297)	$(236)	$(533)

39	September 2020 Form 10-Q

Risk Disclosures

Institutional Securities Allowance for Credit Losses—Loans and Lending Commitments

$ in millions	Corporate	Secured lending facilities	Commercial real estate	Other	Total
At December 31, 2019
ACL—Loans	$115	$101	$75	$6	$297
ACL—Lending commitments	$201	$27	$7	$1	$236
Total	$316	$128	$82	$7	$533
Effect of CECL adoption	(43)	(53)	35	3	(58)
Gross charge-offs	(33)	—	(26)	—	(59)
Recoveries	3	—	—	2	5
Net (charge-offs) recoveries	(30)	—	(26)	2	(54)
Provision (release)[1]	400	155	180	(16)	719
Other	3	1	(38)	42	8
Total at September 30, 2020	$646	$231	$233	$38	$1,148
ACL—Loans	$367	$191	$222	$26	$806
ACL—Lending commitments	279	40	11	12	342

1.
In the current quarter, the provision for loan losses was $66 million and the provision for losses on lending commitments was $47 million. In the current year period, the provision for loan losses was $562 million and the provision for losses on lending commitments was $157 million.

Institutional Securities HFI Loans—Ratios of Allowance for Credit Losses to Balance Before Allowance

	At September 30, 2020	At December 31, 2019
Corporate	4.8%	2.1%
Secured lending facilities	0.7%	0.4%
Commercial real estate	3.1%	1.0%
Other	2.0%	1.2%
Total Institutional Securities loans	1.9%	0.8%
Wealth Management Loans and Lending Commitments

	At September 30, 2020
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other	$49,714	$4,411	$1,869	$1,680	$57,674
Residential real estate	11	4	1	33,612	33,628
Total loans, net of ACL	$49,725	$4,415	$1,870	$35,292	$91,302
Lending commitments	11,797	2,240	326	269	14,632
Total exposure	$61,522	$6,655	$2,196	$35,561	$105,934

	At December 31, 2019
	Contractual Years to Maturity
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Securities-based lending and Other	$41,863	$3,972	$2,783	$1,284	$49,902
Residential real estate	13	11	—	30,149	30,173
Total loans, net of ACL	$41,876	$3,983	$2,783	$31,433	$80,075
Lending commitments	10,219	2,564	71	307	13,161
Total exposure	$52,095	$6,547	$2,854	$31,740	$93,236

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
For the current year period, Loans and Lending commitments associated with the Wealth Management business segment increased, driven by securities-based loans and residential real estate loans.
Wealth Management Allowance for Credit Losses—Loans and Lending Commitments

$ in millions
December 31, 2019[1]	$57
Effect of CECL adoption	17
Provision[2]	38
September 30, 2020	$112
ACL—Loans	$107
ACL—Lending commitments	5

1.	At December 31, 2019, the total ACL for Loans and Lending commitments was $52 million and $5 million, respectively.

2.
In the current quarter, the release for loan losses was $3 million and the provision for losses on lending commitments was $1 million. In the current year period the provision for loan losses was $39 million and the release for losses on lending commitments was $1 million.

At September 30, 2020, more than 75% of Wealth Management residential real estate loans were to borrowers with “Exceptional” or “Very Good” FICO scores (i.e., exceeding 740). Additionally, Wealth Management’s securities-based lending portfolio remains well-collateralized and subject to daily client margining, which includes requiring customers to deposit additional collateral, or reduce debt positions, when necessary.
Customer and Other Receivables
Margin Loans

	At September 30, 2020
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$35,604	$9,054	$44,658

	At December 31, 2019
$ in millions	IS	WM	Total
Customer receivables representing margin loans	$22,216	$9,700	$31,916
The Institutional Securities and Wealth Management business segments provide margin lending arrangements, which allow customers to borrow against the value of qualifying securities, primarily for the purpose of purchasing additional securities, as

September 2020 Form 10-Q	40

Risk Disclosures

well as to collateralize short positions. Margin lending activities generally have lower credit risk due to the value of collateral held and their short-term nature. Amounts may fluctuate from period to period as overall client balances change as a result of market levels, client positioning and leverage.
Employee Loans

$ in millions	At September 30, 2020	At December 31, 2019
Currently employed by the Firm	$2,940	N/A
No longer employed by the Firm	142	N/A
Employee loans	$3,082	$2,980
ACL[1]	(165)	(61)
Employee loans, net of ACL	$2,917	$2,919
Remaining repayment term, weighted average in years	5.1	4.8

1.	The change in ACL includes a $124 million increase due to the adoption of CECL on January 1, 2020.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives and are full recourse and generally require periodic repayments. The ACL as of September 30, 2020 was calculated under CECL, while the ACL at December 31, 2019 was calculated under the prior incurred loss model. The related provision is recorded in Compensation and benefits expense in the income statements. See Note 2 to the financial statements for a description of the CECL allowance methodology, including credit quality indicators, for employee loans. For additional information on employee loans, see Note 10 to the financial statements.

Derivatives
Fair Value of OTC Derivative Assets

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At September 30, 2020
Less than 1 year	$667	$10,653	$36,327	$23,017	$10,481	$81,145
1-3 years	641	5,332	17,817	13,616	7,196	44,602
3-5 years	389	5,091	11,562	8,447	3,648	29,137
Over 5 years	4,496	34,274	87,181	64,958	16,119	207,028
Total, gross	$6,193	$55,350	$152,887	$110,038	$37,444	$361,912
Counterparty netting	(3,107)	(42,447)	(122,838)	(83,836)	(22,686)	(274,914)
Cash and securities collateral	(2,897)	(10,830)	(25,423)	(20,621)	(8,865)	(68,636)
Total, net	$189	$2,073	$4,626	$5,581	$5,893	$18,362

	Counterparty Credit Rating[1]
$ in millions	AAA	AA	A	BBB	NIG	Total
At December 31, 2019
Less than 1 year	$371	$9,195	$31,789	$22,757	$6,328	$70,440
1-3 years	378	5,150	17,707	11,495	9,016	43,746
3-5 years	502	4,448	9,903	6,881	3,421	25,155
Over 5 years	3,689	24,675	70,765	40,542	14,587	154,258
Total, gross	$4,940	$43,468	$130,164	$81,675	$33,352	$293,599
Counterparty netting	(2,172)	(33,521)	(103,452)	(62,345)	(19,514)	(221,004)
Cash and securities collateral	(2,641)	(8,134)	(22,319)	(14,570)	(10,475)	(58,139)
Total, net	$127	$1,813	$4,393	$4,760	$3,363	$14,456

$ in millions	At September 30, 2020	At December 31, 2019
Industry
Utilities	$4,407	$4,275
Financials	4,394	3,448
Industrials	1,796	914
Healthcare	1,442	991
Regional governments	966	791
Information technology	901	659
Not-for-profit organizations	796	657
Energy	775	524
Materials	590	325
Sovereign governments	549	403
Consumer staples	385	129
Consumer discretionary	371	370
Communications services	325	381
Insurance	302	214
Real estate	287	315
Other	76	60
Total	$18,362	$14,456

1.	Counterparty credit ratings are determined internally by CRM.

We are exposed to credit risk as a dealer in OTC derivatives. Credit risk with respect to derivative instruments arises from the possibility that a counterparty may fail to perform according to the terms of the contract. In the current year period, our exposure to credit risk arising from OTC derivatives has increased, primarily as a function of the effect of market factors and

41	September 2020 Form 10-Q

Risk Disclosures

volatility on the valuation of our positions, although exposure has declined since peaking in March 2020. For more information on derivatives, see “Quantitative and Qualitative Disclosures about Risk—Credit Risk—Derivatives” in the 2019 Form 10-K and Note 7 to the financial statements.

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
Top 10 Non-U.S. Country Exposures at September 30, 2020

United Kingdom
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,145	$928	$2,073
Net counterparty exposure[2]	69	11,183	11,252
Loans	—	2,831	2,831
Lending commitments	—	6,607	6,607
Exposure before hedges	1,214	21,549	22,763
Hedges[3]	(311)	(1,470)	(1,781)
Net exposure	$903	$20,079	$20,982

Germany
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(1,168)	$(14)	$(1,182)
Net counterparty exposure[2]	214	3,280	3,494
Loans	—	2,092	2,092
Lending commitments	(1)	4,428	4,427
Exposure before hedges	(955)	9,786	8,831
Hedges[3]	(286)	(867)	(1,153)
Net exposure	$(1,241)	$8,919	$7,678

Japan
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$2,182	$512	$2,694
Net counterparty exposure[2]	57	4,505	4,562
Loans	—	562	562
Exposure before hedges	2,239	5,579	7,818
Hedges[3]	(96)	(228)	(324)
Net exposure	$2,143	$5,351	$7,494

France
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,214	$(334)	$880
Net counterparty exposure[2]	18	3,444	3,462
Loans	—	525	525
Lending commitments	—	3,047	3,047
Exposure before hedges	1,232	6,682	7,914
Hedges[3]	(6)	(815)	(821)
Net exposure	$1,226	$5,867	$7,093

Spain
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(809)	$28	$(781)
Net counterparty exposure[2]	7	284	291
Loans	—	4,061	4,061
Lending commitments	—	620	620
Exposure before hedges	(802)	4,993	4,191
Hedges[3]	—	(123)	(123)
Net exposure	$(802)	$4,870	$4,068

Australia
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,893	$261	$2,154
Net counterparty exposure[2]	6	637	643
Loans	—	392	392
Lending commitments	—	798	798
Exposure before hedges	1,899	2,088	3,987
Hedges[3]	—	(174)	(174)
Net exposure	$1,899	$1,914	$3,813

India
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$1,795	$595	$2,390
Net counterparty exposure[2]	—	821	821
Loans	—	205	205
Exposure before hedges	1,795	1,621	3,416
Net exposure	$1,795	$1,621	$3,416

September 2020 Form 10-Q	42

Risk Disclosures

China
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(184)	$1,506	$1,322
Net counterparty exposure[2]	103	481	584
Loans	—	772	772
Lending commitments	—	765	765
Exposure before hedges	(81)	3,524	3,443
Hedges[3]	(82)	(122)	(204)
Net exposure	$(163)	$3,402	$3,239

Canada
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(66)	$330	$264
Net counterparty exposure[2]	60	1,477	1,537
Loans	—	155	155
Lending commitments	—	1,380	1,380
Exposure before hedges	(6)	3,342	3,336
Hedges[3]	—	(108)	(108)
Net exposure	$(6)	$3,234	$3,228

Netherlands
$ in millions	Sovereigns	Non-sovereigns	Total
Net inventory[1]	$(5)	$280	$275
Net counterparty exposure[2]	—	760	760
Loans	—	420	420
Lending commitments	—	1,768	1,768
Exposure before hedges	(5)	3,228	3,223
Hedges[3]	(32)	(210)	(242)
Net exposure	$(37)	$3,018	$2,981

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

Additional Information—Top 10 Non-U.S. Country Exposures

Collateral Held against Net Counterparty Exposure1

$ in millions		At September 30, 2020
Country of Risk	Collateral[2]
Germany	Japan and France	$13,464
United Kingdom	U.K., U.S. and Spain	12,093
Other	Japan, U.S. and Canada	23,884

1.	The benefit of collateral received is reflected in the Top 10 Non-U.S. Country Exposures at September 30, 2020.

2.	Primarily consists of cash as well as government obligations of the countries listed.

Country Risk Exposures Related to the U.K.
At September 30, 2020, our country risk exposures in the U.K. included net exposures of $20,982 million (as shown in the Top 10 Non-U.S. Country Exposures table) and overnight deposits of $6,168 million. The $20,079 million of exposures to non-sovereigns were diversified across both names and sectors and include $6,753 million to U.K.-focused counterparties that generate more than one-third of their revenues in the U.K., $5,163 million to geographically diversified counterparties, and $7,273 million to exchanges and clearinghouses.
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

43	September 2020 Form 10-Q

Risk Disclosures

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

September 2020 Form 10-Q	44

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Morgan Stanley:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Morgan Stanley and subsidiaries (the “Firm”) as of September 30, 2020, and the related condensed consolidated income statements, comprehensive income statements, and statements of changes in total equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and the cash flow statements for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
November 3, 2020

45	September 2020 Form 10-Q

Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2020	2019	2020	2019
Revenues
Investment banking	$1,826	$1,635	$5,239	$4,467
Trading	3,092	2,608	10,831	8,781
Investments	346	87	659	801
Commissions and fees	1,037	990	3,499	2,935
Asset management	3,664	3,363	10,346	9,632
Other	206	131	(458)	685
Total non-interest revenues	10,171	8,814	30,116	27,301
Interest income	2,056	4,350	7,917	13,146
Interest expense	570	3,132	3,475	9,885
Net interest	1,486	1,218	4,442	3,261
Net revenues	11,657	10,032	34,558	30,562
Non-interest expenses
Compensation and benefits	5,086	4,427	15,404	13,609
Brokerage, clearing and exchange fees	697	637	2,153	1,860
Information processing and communications	616	557	1,768	1,627
Professional services	542	531	1,526	1,582
Occupancy and equipment	373	353	1,103	1,053
Marketing and business development	78	157	273	460
Other	778	660	2,343	1,803
Total non-interest expenses	8,170	7,322	24,570	21,994
Income before provision for income taxes	3,487	2,710	9,988	8,568
Provision for income taxes	736	492	2,221	1,636
Net income	$2,751	$2,218	$7,767	$6,932
Net income applicable to noncontrolling interests	34	45	156	129
Net income applicable to Morgan Stanley	$2,717	$2,173	$7,611	$6,803
Preferred stock dividends	120	113	377	376
Earnings applicable to Morgan Stanley common shareholders	$2,597	$2,060	$7,234	$6,427
Earnings per common share
Basic	$1.68	$1.28	$4.68	$3.94
Diluted	$1.66	$1.27	$4.62	$3.89
Average common shares outstanding
Basic	1,542	1,604	1,546	1,632
Diluted	1,566	1,627	1,565	1,653

September 2020 Form 10-Q	46	See Notes to Consolidated Financial Statements

Consolidated Comprehensive Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Net income	$2,751	$2,218	$7,767	$6,932
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	110	(99)	(1)	(56)
Change in net unrealized gains (losses) on available-for-sale securities	(62)	214	1,558	1,252
Pension, postretirement and other	5	3	29	7
Change in net debt valuation adjustment	(563)	337	744	(529)
Total other comprehensive income (loss)	$(510)	$455	$2,330	$674
Comprehensive income	$2,241	$2,673	$10,097	$7,606
Net income applicable to noncontrolling interests	34	45	156	129
Other comprehensive income (loss) applicable to noncontrolling interests	28	2	79	(20)
Comprehensive income applicable to Morgan Stanley	$2,179	$2,626	$9,862	$7,497

See Notes to Consolidated Financial Statements	47	September 2020 Form 10-Q

Consolidated Balance Sheets

$ in millions, except share data	(Unaudited) At September 30, 2020	At December 31, 2019
Assets
Cash and cash equivalents	$94,772	$82,171
Trading assets at fair value ($122,933 and $128,386 were pledged to various parties)	293,968	297,110
Investment securities (includes $84,536 and $62,223 at fair value)	130,705	105,725
Securities purchased under agreements to resell (includes $15 and $4 at fair value)	88,283	88,224
Securities borrowed	100,803	106,549
Customer and other receivables	72,537	55,646
Loans:
Held for investment (net of allowance of $913 and $349)	133,156	118,060
Held for sale	13,081	12,577
Goodwill	7,348	7,143
Intangible assets (net of accumulated amortization of $3,442 and $3,204)	1,880	2,107
Other assets	19,407	20,117
Total assets	$955,940	$895,429
Liabilities
Deposits (includes $3,679 and $2,099 at fair value)	$239,253	$190,356
Trading liabilities at fair value	145,016	133,356
Securities sold under agreements to repurchase (includes $1,166 and $733 at fair value)	41,376	54,200
Securities loaned	7,924	8,506
Other secured financings (includes $10,185 and $7,809 at fair value)	13,857	14,698
Customer and other payables	192,300	197,834
Other liabilities and accrued expenses	22,952	21,155
Borrowings (includes $69,144 and $64,461 at fair value)	203,444	192,627
Total liabilities	866,122	812,732
Commitments and contingent liabilities (see Note 14)
Equity
Morgan Stanley shareholders’ equity:
Preferred stock	8,520	8,520
Common stock, $0.01 par value:
Shares authorized: 3,500,000,000; Shares issued: 2,038,893,979; Shares outstanding: 1,576,447,988 and 1,593,973,680	20	20
Additional paid-in capital	24,015	23,935
Retained earnings	76,061	70,589
Employee stock trusts	2,992	2,918
Accumulated other comprehensive income (loss)	(537)	(2,788)
Common stock held in treasury at cost, $0.01 par value (462,445,991 and 444,920,299 shares)	(19,685)	(18,727)
Common stock issued to employee stock trusts	(2,992)	(2,918)
Total Morgan Stanley shareholders’ equity	88,394	81,549
Noncontrolling interests	1,424	1,148
Total equity	89,818	82,697
Total liabilities and equity	$955,940	$895,429

September 2020 Form 10-Q	48	See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Total Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Preferred Stock
Beginning and ending balance	$8,520	$8,520	$8,520	$8,520
Common Stock
Beginning and ending balance	20	20	20	20
Additional Paid-in Capital
Beginning balance	23,782	23,446	23,935	23,794
Share-based award activity	232	196	79	(154)
Other net increases	1	7	1	9
Ending balance	24,015	23,649	24,015	23,649
Retained Earnings
Beginning balance	74,015	67,588	70,589	64,175
Cumulative adjustments for accounting changes[1]	—	—	(100)	63
Net income applicable to Morgan Stanley	2,717	2,173	7,611	6,803
Preferred stock dividends[2]	(120)	(113)	(377)	(376)
Common stock dividends[2]	(551)	(577)	(1,662)	(1,594)
Ending balance	76,061	69,071	76,061	69,071
Employee Stock Trusts
Beginning balance	3,018	2,889	2,918	2,836
Share-based award activity	(26)	(24)	74	29
Ending balance	2,992	2,865	2,992	2,865
Accumulated Other Comprehensive Income (Loss)
Beginning balance	1	(2,051)	(2,788)	(2,292)
Net change in Accumulated other comprehensive income (loss)	(538)	453	2,251	694
Ending balance	(537)	(1,598)	(537)	(1,598)
Common Stock Held In Treasury at Cost
Beginning balance	(19,693)	(15,799)	(18,727)	(13,971)
Share-based award activity	38	57	882	1,138
Repurchases of common stock and employee tax withholdings	(30)	(1,538)	(1,840)	(4,447)
Ending balance	(19,685)	(17,280)	(19,685)	(17,280)
Common Stock Issued to Employee Stock Trusts
Beginning balance	(3,018)	(2,889)	(2,918)	(2,836)
Share-based award activity	26	24	(74)	(29)
Ending balance	(2,992)	(2,865)	(2,992)	(2,865)
Non-Controlling Interests
Beginning balance	1,364	1,121	1,148	1,160
Net income applicable to non-controlling interests	34	45	156	129
Net change in Accumulated other comprehensive income (loss) applicable to non-controlling interests	28	2	79	(20)
Other net increases (decreases)	(2)	—	41	(101)
Ending balance	1,424	1,168	1,424	1,168
Total Equity	$89,818	$83,550	$89,818	$83,550

1.	See Notes 2 and 17 for further information regarding cumulative adjustments for accounting changes.

2.	See Note 17 for information regarding dividends per share for each class of stock.

See Notes to Consolidated Financial Statements	49	September 2020 Form 10-Q

Consolidated Cash Flow Statements (Unaudited)

	Nine Months Ended September 30,
$ in millions	2020	2019
Cash flows from operating activities
Net income	$7,767	$6,932
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation expense	802	825
Depreciation and amortization	2,363	1,987
Provision for (Release of) credit losses on lending activities	757	104
Other operating adjustments	663	(114)
Changes in assets and liabilities:
Trading assets, net of Trading liabilities	18,442	17,036
Securities borrowed	5,746	(16,088)
Securities loaned	(582)	(2,217)
Customer and other receivables and other assets	(17,098)	(5,135)
Customer and other payables and other liabilities	(5,818)	22,721
Securities purchased under agreements to resell	(59)	5,155
Securities sold under agreements to repurchase	(12,824)	9,703
Net cash provided by (used for) operating activities	159	40,909
Cash flows from investing activities
Proceeds from (payments for):
Other assets—Premises, equipment and software, net	(905)	(1,460)
Changes in loans, net	(13,592)	(10,079)
Investment securities:
Purchases	(41,147)	(35,078)
Proceeds from sales	7,220	13,561
Proceeds from paydowns and maturities	11,240	8,183
Other investing activities	(254)	(848)
Net cash provided by (used for) investing activities	(37,438)	(25,721)
Cash flows from financing activities
Net proceeds from (payments for):
Other secured financings	229	(587)
Deposits	48,734	(7,084)
Proceeds from issuance of Borrowings	42,169	23,697
Payments for:
Borrowings	(38,151)	(30,391)
Repurchases of common stock and employee tax withholdings	(1,840)	(4,447)
Cash dividends	(2,008)	(2,082)
Other financing activities	(208)	(286)
Net cash provided by (used for) financing activities	48,925	(21,180)
Effect of exchange rate changes on cash and cash equivalents	955	(1,548)
Net increase (decrease) in cash and cash equivalents	12,601	(7,540)
Cash and cash equivalents, at beginning of period	82,171	87,196
Cash and cash equivalents, at end of period	$94,772	$79,656
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$3,747	$9,760
Income taxes, net of refunds	1,675	1,603

September 2020 Form 10-Q	50	See Notes to Consolidated Financial Statements

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
A description of the clients and principal products and services of each of the Firm’s business segments is as follows:
Institutional Securities provides investment banking, sales and trading, lending and other services to corporations, governments, financial institutions and high to ultra-high net worth clients. Investment banking services consist of capital raising and financial advisory services, including services relating to the underwriting of debt, equity and other securities, as well as advice on mergers and acquisitions, restructurings, real estate and project finance. Sales and trading services include sales, financing, prime brokerage and market-making activities in the equity and fixed income businesses. Lending activities include originating corporate loans and commercial real estate loans, providing secured lending facilities, and extending financing to sales and trading customers. Other activities include Asia wealth management services, investments and research.
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
Consolidation
The financial statements include the accounts of the Firm, its wholly owned subsidiaries and other entities in which the Firm has a controlling financial interest, including certain VIEs (see Note 15). Intercompany balances and transactions have been eliminated. For consolidated subsidiaries that are not wholly owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The net income attributable to noncontrolling interests for such subsidiaries is presented as Net income applicable to noncontrolling interests in the income statements. The portion of shareholders’ equity that is attributable to noncontrolling interests for such subsidiaries is presented as noncontrolling interests, a component of Total equity, in the balance sheets.
For a discussion of the Firm’s significant regulated U.S. and international subsidiaries and its involvement with VIEs, see Note 1 to the financial statements in the 2019 Form 10-K.

51	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

2. Significant Accounting Policies
For a detailed discussion about the Firm’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the 2019 Form 10-K.
During the nine months ended September 30, 2020 (“current year period”), there were no significant revisions to the Firm’s significant accounting policies, other than for the accounting updates adopted.
Accounting Updates Adopted in 2020
Reference Rate Reform
The Firm adopted the Reference Rate Reform accounting update in the current year period. There was no impact to the Firm’s financial statements upon initial adoption.
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

September 2020 Form 10-Q	52

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

Presentation of ACL and Provision for Credit Losses

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

53	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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
Available-for-Sale (“AFS”) Investment Securities

AFS securities are reported at fair value in the balance sheets. Interest income, including amortization of premiums and accretion of discounts, is included in Interest income in the Income statements. Unrealized gains are recorded in OCI and unrealized losses are recorded either in OCI or in Other revenues as described below.

AFS securities in an unrealized loss position are first evaluated to determine whether there is an intent to sell or it is more likely than not the Firm will be required to sell before recovery of the amortized cost basis. If so, the entire unrealized loss is recognized in Other revenues, as any previously established ACL is written off and the amortized cost basis is written down to the fair value of the security.

For all other AFS securities in an unrealized loss position, any portion of unrealized losses representing a credit loss is recognized in Other revenues and as an increase to the ACL for AFS securities, with the remainder of unrealized losses recognized in OCI. When considering whether a credit loss exists, relevant information as discussed in Note 2 of the 2019 Form 10-K is considered, except that with the adoption of Financial Instruments—Credit Losses in 2020, the length of time the fair value has been less than the amortized cost basis is no longer considered.
Presentation of ACL and Provision for Credit Losses

	ACL	Provision for credit losses
AFS securities	Contra Investment securities	Other revenue

Nonaccrual & ACL Write-Offs on AFS Securities
AFS securities follow the same nonaccrual and write-off guidance as discussed in “Instruments Measured at Amortized Cost and Certain Off-Balance Sheet Credit Exposures” herein, except as set forth in “Modifications and Nonaccrual Status for Borrowers Impacted by COVID-19.”
Goodwill
The Firm completed its annual goodwill impairment testing as of July 1, 2020. The Firm’s impairment testing did not indicate any goodwill impairment, as each of the Firm’s reporting units with goodwill had a fair value that was in excess of its carrying value.
3. Acquisitions
Acquisition of E*TRADE
On October 2, 2020, the Firm completed the acquisition of 100% of E*TRADE Financial Corporation (“E*TRADE”) in a stock-for-stock transaction, which is expected to increase the scale and breadth of the Wealth Management business segment. Given the recency of the closing, the purchase accounting analysis is still preliminary, however, the transaction is expected to result in the addition of approximately $77 billion in assets, inclusive of approximately $5 billion of Goodwill and $3 billion of Intangible assets. Total consideration for the transaction was approximately $11.9 billion, which principally consists of the $11 billion fair value of 233 million common shares issued from Common stock held in treasury, at an exchange ratio of 1.0432 per E*TRADE common share. In addition, the Firm issued Series M and Series N preferred shares with a fair value of approximately $0.7 billion in exchange for E*TRADE’s existing preferred stock.
Planned Acquisition of Eaton Vance
On October 8, 2020, the Firm entered into a definitive agreement under which it will acquire Eaton Vance Corp. (“Eaton Vance”) in a cash and stock transaction valued, as of the announcement, at approximately $7 billion, based on the closing price of the Firm’s common stock and the number of Eaton Vance’s fully diluted shares outstanding on October 7, 2020. Under the terms of the agreement, Eaton Vance common stockholders will receive $28.25 in cash and 0.5833 Morgan Stanley common shares for each Eaton Vance common share. In addition, Eaton Vance common shareholders will receive a one-time special cash dividend of $4.25 per share to be paid pre-closing by Eaton Vance. The acquisition is subject to customary closing conditions, and is expected to close in the second quarter of 2021.

September 2020 Form 10-Q	54

Notes to Consolidated Financial Statements (Unaudited)

4. Cash and Cash Equivalents
Cash and cash equivalents consist of Cash and due from banks and Interest bearing deposits with banks. Cash equivalents are highly liquid investments with remaining maturities of three months or less from the acquisition date that are readily convertible to cash and are not held for trading purposes.

$ in millions	At September 30, 2020	At December 31, 2019
Cash and due from banks	$13,840	$6,763
Interest bearing deposits with banks	80,932	75,408
Total Cash and cash equivalents	$94,772	$82,171
Restricted cash	$37,186	$32,512

Cash and cash equivalents also include Restricted cash such as cash segregated in compliance with federal or other regulations, including minimum reserve requirements set by the Federal Reserve Bank and other central banks, and the Firm's initial margin deposited with clearing organizations.
5. Fair Values
Recurring Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$41,488	$27,033	$122	$—	$68,643
Other sovereign government obligations	31,171	5,909	10	—	37,090
State and municipal securities	—	1,479	—	—	1,479
MABS	—	999	443	—	1,442
Loans and lending commitments[2]	—	3,982	4,351	—	8,333
Corporate and other debt	—	27,158	2,727	—	29,885
Corporate equities[3]	102,975	655	135	—	103,765
Derivative and other contracts:
Interest rate	2,784	239,900	1,114	—	243,798
Credit	—	9,138	768	—	9,906
Foreign exchange	16	67,016	152	—	67,184
Equity	1,244	65,115	1,127	—	67,486
Commodity and other	3,022	12,031	3,480	—	18,533
Netting[1]	(5,913)	(304,977)	(1,060)	(59,715)	(371,665)
Total derivative and other contracts	1,153	88,223	5,581	(59,715)	35,242
Investments[4]	664	144	821	—	1,629
Physical commodities	—	2,615	—	—	2,615
Total trading assets[4]	177,451	158,197	14,190	(59,715)	290,123
Investment securities—AFS	46,946	37,590	—	—	84,536
Securities purchased under agreements to resell	—	15	—	—	15
Total assets at fair value	$224,397	$195,802	$14,190	$(59,715)	$374,674

	At September 30, 2020
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$3,574	$105	$—	$3,679
Trading liabilities:
U.S. Treasury and agency securities	11,311	462	1	—	11,774
Other sovereign government obligations	25,589	1,513	—	—	27,102
Corporate and other debt	—	8,623	2	—	8,625
Corporate equities[3]	59,950	344	57	—	60,351
Derivative and other contracts:
Interest rate	2,942	226,788	478	—	230,208
Credit	—	9,602	652	—	10,254
Foreign exchange	17	65,390	53	—	65,460
Equity	1,219	75,900	3,272	—	80,391
Commodity and other	3,025	10,304	1,676	—	15,005
Netting[1]	(5,913)	(304,977)	(1,060)	(52,204)	(364,154)
Total derivative and other contracts	1,290	83,007	5,071	(52,204)	37,164
Total trading liabilities	98,140	93,949	5,131	(52,204)	145,016
Securities sold under agreements to repurchase	—	718	448	—	1,166
Other secured financings	—	9,876	309	—	10,185
Borrowings	—	65,063	4,081	—	69,144
Total liabilities at fair value	$98,140	$173,180	$10,074	$(52,204)	$229,190

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Assets at fair value
Trading assets:
U.S. Treasury and agency securities	$36,866	$28,992	$22	$—	$65,880
Other sovereign government obligations	23,402	4,347	5	—	27,754
State and municipal securities	—	2,790	1	—	2,791
MABS	—	1,690	438	—	2,128
Loans and lending commitments[2]	—	6,253	5,073	—	11,326
Corporate and other debt	—	22,124	1,396	—	23,520
Corporate equities[3]	123,942	652	97	—	124,691
Derivative and other contracts:
Interest rate	1,265	182,977	1,239	—	185,481
Credit	—	6,658	654	—	7,312
Foreign exchange	15	64,260	145	—	64,420
Equity	1,219	48,927	922	—	51,068
Commodity and other	1,079	7,255	2,924	—	11,258
Netting[1]	(2,794)	(235,947)	(993)	(47,804)	(287,538)
Total derivative and other contracts	784	74,130	4,891	(47,804)	32,001
Investments[4]	481	252	858	—	1,591
Physical commodities	—	1,907	—	—	1,907
Total trading assets[4]	185,475	143,137	12,781	(47,804)	293,589
Investment securities—AFS	32,902	29,321	—	—	62,223
Securities purchased under agreements to resell	—	4	—	—	4
Total assets at fair value	$218,377	$172,462	$12,781	$(47,804)	$355,816

September 2020 Form 10-Q	55

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2019
$ in millions	Level 1	Level 2	Level 3	Netting[1]	Total
Liabilities at fair value
Deposits	$—	$1,920	$179	$—	$2,099
Trading liabilities:
U.S. Treasury and agency securities	11,191	34	—	—	11,225
Other sovereign government obligations	21,837	1,332	1	—	23,170
Corporate and other debt	—	7,410	—	—	7,410
Corporate equities[3]	63,002	79	36	—	63,117
Derivative and other contracts:
Interest rate	1,144	171,025	462	—	172,631
Credit	—	7,391	530	—	7,921
Foreign exchange	6	67,473	176	—	67,655
Equity	1,200	49,062	2,606	—	52,868
Commodity and other	1,194	7,118	1,312	—	9,624
Netting[1]	(2,794)	(235,947)	(993)	(42,531)	(282,265)
Total derivative and other contracts	750	66,122	4,093	(42,531)	28,434
Total trading liabilities	96,780	74,977	4,130	(42,531)	133,356
Securities sold under agreements to repurchase	—	733	—	—	733
Other secured financings	—	7,700	109	—	7,809
Borrowings	—	60,373	4,088	—	64,461
Total liabilities at fair value	$96,780	$145,703	$8,506	$(42,531)	$208,458
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

Detail of Loans and Lending Commitments at Fair Value1

$ in millions	At September 30, 2020	At December 31, 2019
Corporate	$14	$20
Secured lending facilities	445	951
Commercial Real Estate	769	2,098
Residential Real Estate	824	1,192
Securities-based lending and Other loans	6,281	7,065
Total	$8,333	$11,326

1.	Loans previously classified as corporate have been further disaggregated; prior period balances have been revised to conform with current period presentation.
Unsettled Fair Value of Futures Contracts1

$ in millions	At September 30, 2020	At December 31, 2019
Customer and other receivables, net	$589	$365

1.	These contracts are primarily Level 1, actively traded, valued based on quoted prices from the exchange and are excluded from the previous recurring fair value tables.

For a description of the valuation techniques applied to the Firm’s major categories of assets and liabilities measured at fair value on a recurring basis, see Note 3 to the financial statements in the 2019 Form 10-K. During the current quarter, there were no significant revisions made to the Firm’s valuation techniques.
Rollforward of Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
U.S. Treasury and agency securities
Beginning balance	$97	$5	$22	$54
Realized and unrealized gains (losses)	(1)	—	—	—
Purchases	109	11	133	18
Sales	(36)	—	(42)	(54)
Net transfers	(47)	2	9	—
Ending balance	$122	$18	$122	$18
Unrealized gains (losses)	$(1)	$—	$—	$—
Other sovereign government obligations
Beginning balance	$11	$10	$5	$17
Realized and unrealized gains (losses)	(1)	(3)	—	(2)
Purchases	1	2	8	13
Sales	(1)	(2)	(3)	(6)
Net transfers	—	5	—	(10)
Ending balance	$10	$12	$10	$12
Unrealized gains (losses)	$—	$(3)	$—	$(2)
State and municipal securities
Beginning balance	$—	$16	$1	$148
Sales	—	(2)	—	(43)
Net transfers	—	(13)	(1)	(104)
Ending balance	$—	$1	$—	$1
Unrealized gains (losses)	$—	$—	$—	$—
MABS
Beginning balance	$379	$480	$438	$354
Realized and unrealized gains (losses)	13	(10)	(60)	(9)
Purchases	13	5	172	66
Sales	(54)	(58)	(162)	(157)
Settlements	—	—	—	(39)
Net transfers	92	(16)	55	186
Ending balance	$443	$401	$443	$401
Unrealized gains (losses)	$8	$(8)	$(35)	$(38)
Loans and lending commitments
Beginning balance	$4,068	$5,604	$5,073	$6,870
Realized and unrealized gains (losses)	20	(51)	(161)	3
Purchases and originations	846	852	1,926	1,934
Sales	(725)	(464)	(1,139)	(1,541)
Settlements	(285)	(811)	(1,907)	(2,130)
Net transfers[1]	427	(261)	559	(267)
Ending balance	$4,351	$4,869	$4,351	$4,869
Unrealized gains (losses)	$27	$(55)	$(137)	$283

September 2020 Form 10-Q	56

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Corporate and other debt
Beginning balance	$2,686	$1,364	$1,396	$1,076
Realized and unrealized gains (losses)	(107)	157	(184)	269
Purchases	451	341	2,217	632
Sales	(325)	(474)	(425)	(587)
Settlements	—	—	(311)	(7)
Net transfers	22	2	34	7
Ending balance	$2,727	$1,390	$2,727	$1,390
Unrealized gains (losses)	$(96)	$114	$(186)	$217
Corporate equities
Beginning balance	$83	$98	$97	$95
Realized and unrealized gains (losses)	32	1	—	(41)
Purchases	32	5	42	44
Sales	(27)	(16)	(27)	(268)
Net transfers	15	15	23	273
Ending balance	$135	$103	$135	$103
Unrealized gains (losses)	$39	$7	$14	$(38)
Investments
Beginning balance	$759	$785	$858	$757
Realized and unrealized gains (losses)	55	(15)	(6)	19
Purchases	7	7	37	28
Sales	(16)	(7)	(37)	(43)
Net transfers	16	15	(31)	24
Ending balance	$821	$785	$821	$785
Unrealized gains (losses)	$44	$(12)	$(19)	$22
Net derivatives: Interest rate
Beginning balance	$760	$816	$777	$618
Realized and unrealized gains (losses)	(147)	(40)	(95)	143
Purchases	36	69	153	132
Issuances	(15)	(11)	(41)	(22)
Settlements	(31)	2	36	16
Net transfers	33	(48)	(194)	(99)
Ending balance	$636	$788	$636	$788
Unrealized gains (losses)	$(139)	$120	$(37)	$214
Net derivatives: Credit
Beginning balance	$131	$(138)	$124	$40
Realized and unrealized gains (losses)	(16)	(183)	11	36
Purchases	17	44	66	103
Issuances	(51)	(19)	(101)	(162)
Settlements	10	389	61	90
Net transfers	25	12	(45)	(2)
Ending balance	$116	$105	$116	$105
Unrealized gains (losses)	$(16)	$20	$2	$41

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Net derivatives: Foreign exchange
Beginning balance	$17	$(29)	$(31)	$75
Realized and unrealized gains (losses)	86	67	202	(83)
Purchases	—	—	3	—
Issuances	(4)	—	(5)	—
Settlements	(9)	5	(27)	—
Net transfers	9	9	(43)	60
Ending balance	$99	$52	$99	$52
Unrealized gains (losses)	$75	$79	$136	$26
Net derivatives: Equity
Beginning balance	$(1,884)	$(1,715)	$(1,684)	$(1,485)
Realized and unrealized gains (losses)	3	(61)	75	59
Purchases	19	36	192	75
Issuances	(181)	(207)	(706)	(227)
Settlements	(151)	(56)	(167)	(173)
Net transfers	49	622	145	370
Ending balance	$(2,145)	$(1,381)	$(2,145)	$(1,381)
Unrealized gains (losses)	$32	$(86)	$(143)	$81
Net derivatives: Commodity and other
Beginning balance	$2,087	$1,861	$1,612	$2,052
Realized and unrealized gains (losses)	(29)	120	373	35
Purchases	1	126	26	145
Issuances	(40)	(36)	(65)	(71)
Settlements	(181)	(107)	(101)	(307)
Net transfers	(34)	10	(41)	120
Ending balance	$1,804	$1,974	$1,804	$1,974
Unrealized gains (losses)	$(251)	$33	$(6)	$(89)
Deposits
Beginning balance	$90	$138	$179	$27
Realized and unrealized losses (gains)	4	5	8	16
Issuances	—	23	—	70
Settlements	(2)	(8)	(13)	(12)
Net transfers	13	(13)	(69)	44
Ending balance	$105	$145	$105	$145
Unrealized losses (gains)	$4	$5	$8	$16
Nonderivative trading liabilities
Beginning balance	$74	$36	$37	$16
Realized and unrealized losses (gains)	(6)	(7)	(21)	(37)
Purchases	(7)	(13)	(23)	(31)
Sales	5	6	23	36
Settlements	—	—	3	—
Net transfers	(6)	18	41	56
Ending balance	$60	$40	$60	$40
Unrealized losses (gains)	$(4)	$(7)	$(21)	$(37)

57	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Securities sold under agreements to repurchase
Beginning balance	$440	$—	$—	$—
Realized and unrealized losses (gains)	8	—	(22)	—
Issuances	—	—	470	—
Ending balance	$448	$—	$448	$—
Unrealized losses (gains)	$8	$—	$(22)	$—
Other secured financings
Beginning balance	$300	$154	$109	$208
Realized and unrealized losses (gains)	11	(1)	(1)	5
Issuances	3	—	10	—
Settlements	(5)	—	(208)	(8)
Net transfers	—	(43)	399	(95)
Ending balance	$309	$110	$309	$110
Unrealized losses (gains)	$11	$(1)	$(1)	$5
Borrowings
Beginning balance	$4,135	$3,939	$4,088	$3,806
Realized and unrealized losses (gains)	(32)	88	(284)	498
Issuances	194	201	992	610
Settlements	(70)	(260)	(346)	(438)
Net transfers	(146)	(430)	(369)	(938)
Ending balance	$4,081	$3,538	$4,081	$3,538
Unrealized losses (gains)	$(33)	$91	$(282)	$459
Portion of Unrealized losses (gains) recorded in OCI—Change in net DVA	22	(23)	(124)	68

1.
Net transfers in the current year period reflect the largely offsetting impacts of transfers in of $857 million of equity margin loans and transfers out of $707 million of equity margin loans. The loans were transferred into Level 3 in the first quarter as the significance of the margin loan rate input increased as a result of reduced liquidity, and transferred out of Level 3 in the second quarter as liquidity conditions improved reducing the significance of the input.

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

	Balance / Range (Average)[1]
$ in millions, except inputs	At September 30, 2020	At December 31, 2019
Assets Measured at Fair Value on a Recurring Basis
U.S. Treasury and agency securities	$122	$22
Comparable pricing:
Bond price	102 to 108 points (104 points)	N/M
MABS	$443	$438
Comparable pricing:
Bond price	0 to 80 points (47 points)	0 to 96 points (47 points)
Loans and lending commitments	$4,351	$5,073
Margin loan model:
Discount rate	N/A	1% to 9% (2%)
Volatility skew	N/A	15% to 80% (28%)
Credit Spread	N/A	9 to 39 bps (19 bps)
Margin loan rate	1% to 5% (3%)	N/A
Comparable pricing:
Loan price	70 to 103 points (96 points)	69 to 100 points (93 points)
Corporate and other debt	$2,727	$1,396
Comparable pricing:
Bond price	10 to 103 points (94 points)	11 to 108 points (84 points)
Discounted cash flow:
Recovery rate	51% to 62% (53% / 51%)	35%
Option model:
At the money volatility	21%	21%
Corporate equities	$135	$97
Comparable pricing:
Equity price	100%	100%
Investments	$821	$858
Discounted cash flow:
WACC	10% to 21% (15%)	8% to 17% (15%)
Exit multiple	7 to 17 times (11 times)	7 to 16 times (11 times)
Market approach:
EBITDA multiple	8 to 29 times (11 times)	7 to 24 times (11 times)
Comparable pricing:
Equity price	50% to 100% (98%)	75% to 100% (99%)
Net derivative and other contracts:
Interest rate	$636	$777
Option model:
IR volatility skew	0% to 162% (62% / 75%)	24% to 156% (63% / 59%)
IR curve correlation	59% to 97% (87% / 92%)	47% to 90% (72% / 72%)
Bond volatility	4% to 32% (13% / 8%)	4% to 15% (13% / 14%)
Inflation volatility	25% to 64% (44% / 42%)	24% to 63% (44% / 41%)
IR curve	1%	1%

September 2020 Form 10-Q	58

Notes to Consolidated Financial Statements (Unaudited)

Balance / Range (Average)[1]
$ in millions, except inputs	At September 30, 2020	At December 31, 2019
Credit	$116	$124
Credit default swap model:
Cash-synthetic basis	6 points	6 points
Bond price	0 to 95 points (52 points)	0 to 104 points (45 points)
Credit spread	20 to 435 bps (79 bps)	9 to 469 bps (81 bps)
Funding spread	71 to 138 bps (116 bps)	47 to 117 bps (84 bps)
Correlation model:
Credit correlation	29% to 56% (35%)	29% to 62% (36%)
Foreign exchange[2]	$99	$(31)
Option model:
IR - FX correlation	13% to 59% (37% / 37%)	32% to 56% (46% / 46%)
IR volatility skew	0% to 162% (62% / 75%)	24% to 156% (63% / 59%)
IR curve	8% to 9% (8% / 8%)	10% to 11% (10% / 10%)
Foreign exchange volatility skew	-7% to -5% (-6% / -6%)	N/A
Contingency probability	95% (95%)	85% to 95% (94% / 95%)
Equity[2]	$(2,145)	$(1,684)
Option model:
At the money volatility	16% to 92% (42%)	9% to 90% (36%)
Volatility skew	-2% to 0% (-1%)	-2% to 0% (-1%)
Equity correlation	5% to 96% (70%)	5% to 98% (70%)
FX correlation	-60% to 60% (-17%)	-79% to 60% (-37%)
IR correlation	-7% to 44% (20% / 18%)	-11% to 44% (18% / 16%)
Commodity and other	$1,804	$1,612
Option model:
Forward power price	$-1 to $116 ($28) per MWh	$3 to $182 ($28) per MWh
Commodity volatility	8% to 95% (19%)	7% to 183% (18%)
Cross-commodity correlation	43% to 99% (92%)	43% to 99% (93%)
Liabilities Measured at Fair Value on a Recurring Basis
Deposits	$105	$179
Option Model:
Equity at the money volatility	7% to 23% (7%)	16% to 37% (20%)
Corporate equities	$57	$36
Comparable pricing:
Equity price	100% (100%)	N/M
Securities sold under agreements to repurchase	$448	$—
Discounted cash flow:
Funding spread	105 to 130 bps (114 bps)	N/A
Other secured financings	$309	$109
Discounted cash flow:
Funding spread	110 bps (110 bps)	111 to 124 bps (117 bps)
Comparable pricing:
Loan price	25 to 101 points (68 points)	N/A

Balance / Range (Average)[1]
$ in millions, except inputs	At September 30, 2020	At December 31, 2019
Borrowings	$4,081	$4,088
Option model:
At the money volatility	6% to 70% (23%)	5% to 44% (21%)
Volatility skew	-2% to 0% (0%)	-2% to 0% (0%)
Equity correlation	37% to 98% (81%)	38% to 94% (78%)
Equity - FX correlation	-72% to 13% (-28%)	-75% to 26% (-25%)
IR - FX Correlation	-28% to 6% (-6% / -6%)	-26% to 10% (-7% / -7%)
Nonrecurring Fair Value Measurement
Loans	$2,088	$1,500
Corporate loan model:
Credit spread	52 bps to 668 bps (380 bps)	69 to 446 bps (225 bps)
Warehouse model:
Credit spread	191 bps to 580 bps (379 bps)	287 to 318 bps (297 bps)
Points—Percentage of par
IR—Interest rate
FX—Foreign exchange

1.
A single amount is disclosed for range and average when there is no significant difference between the minimum, maximum and average. Amounts represent weighted averages except where simple averages and the median of the inputs are more relevant.

2.	Includes derivative contracts with multiple risks (i.e., hybrid products).
The previous tables provide information on the valuation techniques, significant unobservable inputs, and the ranges and averages for each major category of assets and liabilities measured at fair value on a recurring and nonrecurring basis with a significant Level 3 balance. The level of aggregation and breadth of products cause the range of inputs to be wide and not evenly distributed across the inventory of financial instruments. Further, the range of unobservable inputs may differ across firms in the financial services industry because of diversity in the types of products included in each firm’s inventory. Generally, there are no predictable relationships between multiple significant unobservable inputs attributable to a given valuation technique.
Other than as follows, during the current year period, there were no significant revisions made to the descriptions of the Firm’s significant unobservable inputs. For margin loans, the margin loan rate is the annualized rate that reflects the possibility of losses as a result of movements in the price of the underlying margin loan collateral. The rate is calibrated from the previously disclosed discount rate, credit spread and/or volatility measures. For a description of the Firm’s significant unobservable inputs and qualitative information about the effect of hypothetical changes in the values of those inputs, see Note 3 to the financial statements in the 2019 Form 10-K.

59	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Net Asset Value Measurements
Fund Interests

	At September 30, 2020		At December 31, 2019
$ in millions	Carrying Value	Commitment	Carrying Value	Commitment
Private equity	$2,400	$614	$2,078	$450
Real estate	1,383	140	1,349	150
Hedge[1]	62	—	94	4
Total	$3,845	$754	$3,521	$604

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
See Note 14 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received. See Note 20 for information regarding unrealized carried interest at risk of reversal.
Nonredeemable Funds by Contractual Maturity

	Carrying Value at September 30, 2020
$ in millions	Private Equity	Real Estate
Less than 5 years	$1,551	$415
5-10 years	765	374
Over 10 years	84	594
Total	$2,400	$1,383

Nonrecurring Fair Value Measurements
Carrying and Fair Values

	At September 30, 2020
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$4,827	$2,088	$6,915
Other assets—Other investments	—	18	18
Total	$4,827	$2,106	$6,933
Liabilities
Other liabilities and accrued expenses—Lending commitments	$221	$69	$290
Total	$221	$69	$290

	At December 31, 2019
	Fair Value
$ in millions	Level 2	Level 3[1]	Total
Assets
Loans	$1,543	$1,500	$3,043
Other assets—Other investments	—	113	113
Total	$1,543	$1,613	$3,156
Liabilities
Other liabilities and accrued expenses—Lending commitments	$132	$69	$201
Total	$132	$69	$201

1.
For significant Level 3 balances, refer to “Significant Unobservable Inputs Used in Recurring and Nonrecurring Level 3 Fair Value Measurements” section herein for details of the significant unobservable inputs used for nonrecurring fair value measurement.

Gains (Losses) from Fair Value Remeasurements1

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Assets
Loans[2]	$(43)	$(27)	$(467)	$(12)
Intangibles	(1)	—	(1)	—
Other assets—Other investments[3]	(2)	(3)	(54)	(8)
Other assets—Premises, equipment and software[4]	(29)	(4)	(35)	(8)
Total	$(75)	$(34)	$(557)	$(28)
Liabilities
Other liabilities and accrued expenses—Lending commitments[2]	$25	$(19)	$(54)	$82
Total	$25	$(19)	$(54)	$82

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

4.	Losses related to Other assets—Premises, equipment and software generally include impairments as well as write-offs related to the disposal of certain assets.

September 2020 Form 10-Q	60

Notes to Consolidated Financial Statements (Unaudited)

Financial Instruments Not Measured at Fair Value

	At September 30, 2020
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$94,772	$94,772	$—	$—	$94,772
Investment securities—HTM	46,169	30,893	17,200	861	48,954
Securities purchased under agreements to resell	88,268	—	86,756	1,538	88,294
Securities borrowed	100,803	—	100,804	—	100,804
Customer and other receivables[1]	68,541	—	65,624	2,903	68,527
Loans[2]	146,237	—	25,942	121,217	147,159
Other assets	466	—	466	—	466
Financial liabilities
Deposits	$235,574	$—	$235,924	$—	$235,924
Securities sold under agreements to repurchase	40,210	—	39,876	375	40,251
Securities loaned	7,924	—	7,921	—	7,921
Other secured financings	3,672	—	3,672	—	3,672
Customer and other payables[1]	189,754	—	189,754	—	189,754
Borrowings	134,300	—	138,925	5	138,930
	Commitment Amount
Lending commitments[3]	$118,966	$—	$965	$406	$1,371

	At December 31, 2019
	Carrying Value	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$82,171	$82,171	$—	$—	$82,171
Investment securities—HTM	43,502	30,661	12,683	789	44,133
Securities purchased under agreements to resell	88,220	—	86,794	1,442	88,236
Securities borrowed	106,549	—	106,551	—	106,551
Customer and other receivables[1]	51,134	—	48,215	2,872	51,087
Loans[2]	130,637	—	22,293	108,059	130,352
Other assets	495	—	495	—	495
Financial liabilities
Deposits	$188,257	$—	$188,639	$—	$188,639
Securities sold under agreements to repurchase	53,467	—	53,486	—	53,486
Securities loaned	8,506	—	8,506	—	8,506
Other secured financings	6,889	—	6,800	92	6,892
Customer and other payables[1]	195,035	—	195,035	—	195,035
Borrowings	128,166	—	133,563	10	133,573
	Commitment Amount
Lending commitments[3]	$119,004	$—	$748	$338	$1,086

1.	Accrued interest and dividend receivables and payables have been excluded. Carrying value approximates fair value for these receivables and payables.

2.	Amounts include loans measured at fair value on a nonrecurring basis.

3.	Represents Lending commitments accounted for as Held for Investment and Held for Sale. For a further discussion on lending commitments, see Note 14.
The previous tables exclude certain financial instruments such as equity method investments and all non-financial assets and liabilities such as the value of the long-term relationships with the Firm’s deposit customers.

61	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

6. Fair Value Option
The Firm has elected the fair value option for certain eligible instruments that are risk managed on a fair value basis to mitigate income statement volatility caused by measurement basis differences between the elected instruments and their associated risk management transactions or to eliminate complexities of applying certain accounting models.
Borrowings Measured at Fair Value on a Recurring Basis

$ in millions	At September 30, 2020	At December 31, 2019
Business Unit Responsible for Risk Management
Equity	$31,673	$30,214
Interest rates	28,986	27,298
Commodities	5,097	4,501
Credit	1,257	1,246
Foreign exchange	2,131	1,202
Total	$69,144	$64,461

Net Revenues from Borrowings under the Fair Value Option

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Trading revenues	$(1,455)	$(795)	$(1,447)	$(5,888)
Interest expense	77	93	241	280
Net revenues[1]	$(1,532)	$(888)	$(1,688)	$(6,168)

1.	Amounts do not reflect any gains or losses from related economic hedges.
Gains (losses) from changes in fair value are recorded in Trading revenues and are mainly attributable to movements in the reference price or index, interest rates or foreign exchange rates.

Gains (Losses) Due to Changes in Instrument-Specific Credit Risk

	Three Months Ended September 30,
	2020		2019
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other debt[1]	$56	$—	$(3)	$—
Lending commitments	(3)	—	—	—
Deposits	—	(19)	—	1
Borrowings	(8)	(720)	(2)	442

	Nine Months Ended September 30,
	2020		2019
$ in millions	Trading Revenues	OCI	Trading Revenues	OCI
Loans and other debt[1]	$(183)	$—	$148	$—
Lending commitments	(2)	—	(2)	—
Deposits	—	(10)	—	(2)
Borrowings	(14)	991	(9)	(702)

$ in millions	At September 30, 2020	At December 31, 2019
Cumulative pre-tax DVA gain (loss) recognized in AOCI	$(1,017)	$(1,998)

1.	Loans and other debt instrument-specific credit gains (losses) were determined by excluding the non-credit components of gains and losses.
Difference Between Contractual Principal and Fair Value1

$ in millions	At September 30, 2020	At December 31, 2019
Loans and other debt[2]	$13,552	$13,037
Nonaccrual loans[2]	11,411	10,849
Borrowings[3]	(2,103)	(1,665)

1.	Amounts indicate contractual principal greater than or (less than) fair value.

2.	The majority of the difference between principal and fair value amounts for loans and other debt relates to distressed debt positions purchased at amounts well below par.

3.	Excludes borrowings where the repayment of the initial principal amount fluctuates based on changes in a reference price or index.
The previous tables exclude non-recourse debt from consolidated VIEs, liabilities related to transfers of financial assets treated as collateralized financings, pledged commodities and other liabilities that have specified assets attributable to them.
Fair Value Loans on Nonaccrual Status

$ in millions	At September 30, 2020	At December 31, 2019
Nonaccrual loans	$1,119	$1,100
Nonaccrual loans 90 or more days past due	$238	$330

September 2020 Form 10-Q	62

Notes to Consolidated Financial Statements (Unaudited)

7. Derivative Instruments and Hedging Activities
Fair Values of Derivative Contracts
At September 30, 2020

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$1,109	$4	$—	$1,113
Foreign exchange	63	9	—	72
Total	1,172	13	—	1,185
Not designated as accounting hedges
Interest rate	232,894	9,261	530	242,685
Credit	6,889	3,017	—	9,906
Foreign exchange	65,734	1,299	79	67,112
Equity	28,255	—	39,231	67,486
Commodity and other	13,378	—	5,155	18,533
Total	347,150	13,577	44,995	405,722
Total gross derivatives	$348,322	$13,590	$44,995	$406,907
Amounts offset
Counterparty netting	(263,488)	(11,426)	(42,320)	(317,234)
Cash collateral netting	(52,608)	(1,823)	—	(54,431)
Total in Trading assets	$32,226	$341	$2,675	$35,242
Amounts not offset[1]
Financial instruments collateral	(14,117)	—	—	(14,117)
Other cash collateral	(88)	—	—	(88)
Net amounts	$18,021	$341	$2,675	$21,037
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$2,848

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$—	$—	$—
Foreign exchange	92	40	—	132
Total	92	40	—	132
Not designated as accounting hedges
Interest rate	222,102	7,258	848	230,208
Credit	6,638	3,616	—	10,254
Foreign exchange	63,885	1,405	38	65,328
Equity	38,518	—	41,873	80,391
Commodity and other	9,910	—	5,095	15,005
Total	341,053	12,279	47,854	401,186
Total gross derivatives	$341,145	$12,319	$47,854	$401,318
Amounts offset
Counterparty netting	(263,488)	(11,426)	(42,320)	(317,234)
Cash collateral netting	(46,148)	(772)	—	(46,920)
Total in Trading liabilities	$31,509	$121	$5,534	$37,164
Amounts not offset[1]
Financial instruments collateral	(9,085)	—	(2,240)	(11,325)
Other cash collateral	(62)	(3)	—	(65)
Net amounts	$22,362	$118	$3,294	$25,774
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				5,282

At December 31, 2019

	Assets
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$673	$—	$—	$673
Foreign exchange	41	1	—	42
Total	714	1	—	715
Not designated as accounting hedges
Interest rate	179,450	4,839	519	184,808
Credit	4,895	2,417	—	7,312
Foreign exchange	62,957	1,399	22	64,378
Equity	27,621	—	23,447	51,068
Commodity and other	9,306	—	1,952	11,258
Total	284,229	8,655	25,940	318,824
Total gross derivatives	$284,943	$8,656	$25,940	$319,539
Amounts offset
Counterparty netting	(213,710)	(7,294)	(24,037)	(245,041)
Cash collateral netting	(41,222)	(1,275)	—	(42,497)
Total in Trading assets	$30,011	$87	$1,903	$32,001
Amounts not offset[1]
Financial instruments collateral	(15,596)	—	—	(15,596)
Other cash collateral	(46)	—	—	(46)
Net amounts	$14,369	$87	$1,903	$16,359
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$1,900

	Liabilities
$ in millions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$1	$—	$—	$1
Foreign exchange	121	38	—	159
Total	122	38	—	160
Not designated as accounting hedges
Interest rate	168,597	3,597	436	172,630
Credit	4,798	3,123	—	7,921
Foreign exchange	65,965	1,492	39	67,496
Equity	30,135	—	22,733	52,868
Commodity and other	7,713	—	1,911	9,624
Total	277,208	8,212	25,119	310,539
Total gross derivatives	$277,330	$8,250	$25,119	$310,699
Amounts offset
Counterparty netting	(213,710)	(7,294)	(24,037)	(245,041)
Cash collateral netting	(36,392)	(832)	—	(37,224)
Total in Trading liabilities	$27,228	$124	$1,082	$28,434
Amounts not offset[1]
Financial instruments collateral	(7,747)	—	(287)	(8,034)
Other cash collateral	(14)	—	—	(14)
Net amounts	$19,467	$124	$795	$20,386
Net amounts for which master netting or collateral agreements are not in place or may not be legally enforceable				$3,680

1.
Amounts relate to master netting agreements and collateral agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

63	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

See Note 5 for information related to the unsettled fair value of futures contracts not designated as accounting hedges, which are excluded from the previous tables.
Notionals of Derivative Contracts
At September 30, 2020

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$6	$120	$—	$126
Foreign exchange	6	1	—	7
Total	12	121	—	133
Not designated as accounting hedges
Interest rate	4,234	6,726	409	11,369
Credit	136	124	—	260
Foreign exchange	2,941	102	10	3,053
Equity	466	—	416	882
Commodity and other	118	—	79	197
Total	7,895	6,952	914	15,761
Total gross derivatives	$7,907	$7,073	$914	$15,894

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$64	$—	$64
Foreign exchange	6	2	—	8
Total	6	66	—	72
Not designated as accounting hedges
Interest rate	4,108	6,596	668	11,372
Credit	143	128	—	271
Foreign exchange	2,943	100	8	3,051
Equity	473	—	579	1,052
Commodity and other	91	—	76	167
Total	7,758	6,824	1,331	15,913
Total gross derivatives	$7,764	$6,890	$1,331	$15,985

At December 31, 2019

	Assets
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$14	$94	$—	$108
Foreign exchange	2	—	—	2
Total	16	94	—	110
Not designated as accounting hedges
Interest rate	4,230	7,398	732	12,360
Credit	136	79	—	215
Foreign exchange	2,667	91	10	2,768
Equity	429	—	419	848
Commodity and other	99	—	61	160
Total	7,561	7,568	1,222	16,351
Total gross derivatives	$7,577	$7,662	$1,222	$16,461

	Liabilities
$ in billions	Bilateral OTC	Cleared OTC	Exchange- Traded	Total
Designated as accounting hedges
Interest rate	$—	$71	$—	$71
Foreign exchange	9	2	—	11
Total	9	73	—	82
Not designated as accounting hedges
Interest rate	4,185	6,866	666	11,717
Credit	153	84	—	237
Foreign exchange	2,841	91	14	2,946
Equity	455	—	515	970
Commodity and other	85	—	61	146
Total	7,719	7,041	1,256	16,016
Total gross derivatives	$7,728	$7,114	$1,256	$16,098

The Firm believes that the notional amounts of derivative contracts generally overstate its exposure. In most circumstances, notional amounts are used only as a reference point from which to calculate amounts owed between the parties to the contract. Furthermore, notional amounts do not reflect the benefit of legally enforceable netting arrangements or risk mitigating transactions.
For a discussion of the Firm's derivative instruments and hedging activities, see Note 5 to the financial statements in the 2019 Form 10-K.

September 2020 Form 10-Q	64

Notes to Consolidated Financial Statements (Unaudited)

Gains (Losses) on Accounting Hedges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2020	2019	2020	2019
Fair value hedges—Recognized in Interest income
Interest rate contracts	$12	$(7)	$(68)	$(26)
Investment Securities—AFS	(11)	8	78	27
Fair value hedges—Recognized in Interest expense
Interest rate contracts	$(1,004)	$1,999	$5,908	$6,046
Deposits[1]	62	—	(153)	—
Borrowings	915	(1,996)	(5,844)	(6,111)
Net investment hedges—Foreign exchange contracts
Recognized in OCI	$(260)	$251	$54	$201
Forward points excluded from hedge effectiveness testing—Recognized in Interest income	(6)	30	19	107

Fair Value Hedges—Hedged Items

$ in millions	At September 30, 2020	At December 31, 2019
Investment Securities—AFS
Amortized cost basis currently or previously hedged	$2,146	$917
Basis adjustments included in amortized cost[2]	$74	$14
Deposits[1]
Carrying amount currently or previously hedged	$18,241	$5,435
Basis adjustments included in carrying amount[2]	$146	$(7)
Borrowings
Carrying amount currently or previously hedged	$107,653	$102,456
Basis adjustments included in carrying amount—Outstanding hedges	$7,697	$2,593
Basis adjustments included in carrying amount—Terminated hedges	$(762)	$—

1.	The Firm began designating interest rate swaps as fair value hedges of certain Deposits in the fourth quarter of 2019.

2.	Hedge accounting basis adjustments are primarily related to outstanding hedges.
Net Derivative Liabilities and Collateral Posted

$ in millions	At September 30, 2020	At December 31, 2019
Net derivative liabilities with credit risk-related contingent features	$27,659	$21,620
Collateral posted	23,426	17,392

The previous table presents the aggregate fair value of certain derivative contracts that contain credit risk-related contingent features that are in a net liability position for which the Firm has posted collateral in the normal course of business.

Incremental Collateral and Termination Payments upon Potential Future Ratings Downgrade

$ in millions	At September 30, 2020
One-notch downgrade	$246
Two-notch downgrade	315
Bilateral downgrade agreements included in the amounts above[1]	$487

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
Maximum Potential Payout/Notional of Credit Protection Sold1

	Years to Maturity at September 30, 2020
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$10	$16	$31	$13	$70
Non-investment grade	6	10	15	4	35
Total	$16	$26	$46	$17	$105
Index and basket CDS
Investment grade	$3	$11	$44	$35	$93
Non-investment grade	6	6	25	20	57
Total	$9	$17	$69	$55	$150
Total CDS sold	$25	$43	$115	$72	$255
Other credit contracts	—	—	—	—	—
Total credit protection sold	$25	$43	$115	$72	$255
CDS protection sold with identical protection purchased					$222

	Years to Maturity at December 31, 2019
$ in billions	< 1	1-3	3-5	Over 5	Total
Single-name CDS
Investment grade	$16	$17	$33	$9	$75
Non-investment grade	9	9	16	1	35
Total	$25	$26	$49	$10	$110
Index and basket CDS
Investment grade	$4	$7	$46	$11	$68
Non-investment grade	7	4	17	10	38
Total	$11	$11	$63	$21	$106
Total CDS sold	$36	$37	$112	$31	$216
Other credit contracts	—	—	—	—	—
Total credit protection sold	$36	$37	$112	$31	$216
CDS protection sold with identical protection purchased					$187

65	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Asset (Liability) of Credit Protection Sold1

$ in millions	At September 30, 2020	At December 31, 2019
Single-name CDS
Investment grade	$764	$1,057
Non-investment grade	(969)	(540)
Total	$(205)	$517
Index and basket CDS
Investment grade	$994	$1,052
Non-investment grade	(2,546)	134
Total	$(1,552)	$1,186
Total CDS sold	$(1,757)	$1,703
Other credit contracts	(4)	(17)
Total credit protection sold	$(1,761)	$1,686

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

Protection Purchased with CDS

	Notional
$ in billions	At September 30, 2020	At December 31, 2019
Single name	$115	$118
Index and basket	143	103
Tranched index and basket	18	15
Total	$276	$236

	Fair Value Asset (Liability)
$ in millions	At September 30, 2020	At December 31, 2019
Single name	$72	$(723)
Index and basket	1,276	(1,139)
Tranched index and basket	61	(450)
Total	$1,409	$(2,312)

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

8. Investment Securities
AFS and HTM Securities

	At September 30, 2020
$ in millions	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$45,796	$1,150	$—	$46,946
U.S. agency securities[2]	26,887	769	6	27,650
Total U.S. government and agency securities	72,683	1,919	6	74,596
Corporate and other debt:
Agency CMBS	4,653	355	1	5,007
Corporate bonds	1,756	43	1	1,798
State and municipal securities	1,682	60	18	1,724
FFELP student loan ABS[3]	1,455	—	44	1,411
Total corporate and other debt	9,546	458	64	9,940
Total AFS securities	82,229	2,377	70	84,536
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	28,754	2,138	—	30,892
U.S. agency securities[2]	16,598	610	7	17,201
Total U.S. government and agency securities	45,352	2,748	7	48,093
Corporate and other debt:
Non-agency CMBS	817	45	1	861
Total HTM securities	46,169	2,793	8	48,954
Total investment securities	$128,398	$5,170	$78	$133,490

September 2020 Form 10-Q	66

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2019
$ in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agency securities:
U.S. Treasury securities	$32,465	$224	$111	$32,578
U.S. agency securities[2]	20,725	249	100	20,874
Total U.S. government and agency securities	53,190	473	211	53,452
Corporate and other debt:
Agency CMBS	4,810	55	57	4,808
Corporate bonds	1,891	17	1	1,907
State and municipal securities	481	22	—	503
FFELP student loan ABS[3]	1,580	1	28	1,553
Total corporate and other debt	8,762	95	86	8,771
Total AFS securities	61,952	568	297	62,223
HTM securities
U.S. government and agency securities:
U.S. Treasury securities	30,145	568	52	30,661
U.S. agency securities[2]	12,589	151	57	12,683
Total U.S. government and agency securities	42,734	719	109	43,344
Corporate and other debt:
Non-agency CMBS	768	22	1	789
Total HTM securities	43,502	741	110	44,133
Total investment securities	$105,454	$1,309	$407	$106,356

1.	Amounts are net of any ACL.

2.	U.S. agency securities consist mainly of agency-issued debt, agency mortgage pass-through pool securities and CMOs.

3.	Underlying loans are backed by a guarantee, ultimately from the U.S. Department of Education, of at least 95% of the principal balance and interest outstanding.
In the first quarter of 2020, the Firm transferred certain municipal securities from Trading assets into AFS securities as a result of a change in intent due to the severe deterioration in liquidity for these instruments. These securities had a fair value of $441 million at the end of the first quarter of 2020.

Investment Securities in an Unrealized Loss Position

	At September 30, 2020		At December 31, 2019
$ in millions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities:
U.S. Treasury securities
Less than12 months	$—	$—	$4,793	$28
12 months or longer	—	—	7,904	83
Total	—	—	12,697	111
U.S. agency securities
Less than12 months	1,198	3	2,641	20
12 months or longer	1,294	3	7,697	80
Total	2,492	6	10,338	100
Total U.S. government and agency securities:
Less than12 months	1,198	3	7,434	48
12 months or longer	1,294	3	15,601	163
Total	2,492	6	23,035	211
Corporate and other debt:
Agency CMBS
Less than12 months	17	—	2,294	26
12 months or longer	189	1	681	31
Total	206	1	2,975	57
Corporate bonds
Less than12 months	127	—	194	1
12 months or longer	21	1	44	—
Total	148	1	238	1
State and municipal securities
Less than12 months	606	18	—	—
Total	606	18	—	—
FFELP student loan ABS
Less than12 months	322	1	91	—
12 months or longer	1,089	43	1,165	28
Total	1,411	44	1,256	28
Total Corporate and other debt:
Less than12 months	1,072	19	2,579	27
12 months or longer	1,299	45	1,890	59
Total	2,371	64	4,469	86
Total AFS securities in an unrealized loss position
Less than12 months	2,270	22	10,013	75
12 months or longer	2,593	48	17,491	222
Total	$4,863	$70	$27,504	$297

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
As of September 30, 2020, the HTM securities net carrying amount reflects an ACL of $24 million related to Non-agency CMBS. See Note 2 for a description of the ACL methodology

67	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

used beginning in 2020 following the Firm’s adoption of CECL and see Note 2 to the financial statements in the 2019 Form 10-K for prior period credit loss considerations. There were no HTM securities in an unrealized loss position as of December 31, 2019 that were other-than-temporarily impaired. As of September 30, 2020, and December 31, 2019, Non-Agency CMBS HTM securities were predominantly on accrual status and investment grade.
See Note 15 for additional information on securities issued by VIEs, including U.S. agency mortgage-backed securities, non-agency CMBS and FFELP student loan ABS.
Investment Securities by Contractual Maturity

	At September 30, 2020
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
AFS securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$15,671	$15,741	0.9%
After 1 year through 5 years	27,523	28,399	1.5%
After 5 years through 10 years	2,602	2,806	1.7%
Total	45,796	46,946
U.S. agency securities:
Due within 1 year	215	215	0.8%
After 1 year through 5 years	70	71	1.6%
After 5 years through 10 years	1,235	1,274	1.8%
After 10 years	25,367	26,090	1.9%
Total	26,887	27,650
Total U.S. government and agency securities	72,683	74,596	1.5%
Corporate and other debt:
Agency CMBS:
Due within 1 year	44	45	2.5%
After 1 year through 5 years	535	547	1.8%
After 5 years through 10 years	3,399	3,728	2.5%
After 10 years	675	687	1.8%
Total	4,653	5,007
Corporate bonds:
Due within 1 year	210	213	2.5%
After 1 year through 5 years	1,269	1,301	2.6%
After 5 years through 10 years	266	273	2.7%
After 10 years	11	11	1.7%
Total	1,756	1,798
State and municipal securities:
Due within 1 year	3	3	1.8%
After 1 year through 5 years	16	16	2.2%
After 5 years through 10 years	103	109	2.6%
After 10 Years	1,560	1,596	2.7%
Total	1,682	1,724

	At September 30, 2020
$ in millions	Amortized Cost[1]	Fair Value	Annualized Average Yield
FFELP student loan ABS:
After 1 year through 5 years	93	88	0.8%
After 5 years through 10 years	257	241	0.8%
After 10 years	1,105	1,082	1.2%
Total	1,455	1,411
Total corporate and other debt	9,546	9,940	2.3%
Total AFS securities	82,229	84,536	1.6%

HTM securities
U.S. government and agency securities:
U.S. Treasury securities:
Due within 1 year	$3,065	$3,095	2.6%
After 1 year through 5 years	16,991	17,880	2.0%
After 5 years through 10 years	7,616	8,572	2.2%
After 10 years	1,082	1,345	2.5%
Total	28,754	30,892
U.S. agency securities:
After 5 years through 10 years	279	288	1.9%
After 10 years	16,319	16,913	2.0%
Total	16,598	17,201
Total U.S. government and agency securities	45,352	48,093	2.2%
Corporate and other debt:
Non-agency CMBS:
Due within 1 year	110	109	4.6%
After 1 year through 5 years	77	78	3.7%
After 5 years through 10 years	576	616	3.8%
After 10 years	54	58	3.8%
Total corporate and other debt	817	861	3.9%
Total HTM securities	46,169	48,954	2.2%
Total investment securities	$128,398	$133,490	1.8%

1.	Amounts are net of any ACL.
Gross Realized Gains (Losses) on Sales of AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Gross realized gains	$55	$27	$120	$99
Gross realized (losses)	—	(1)	(14)	(10)
Total[1]	$55	$26	$106	$89

1.	Realized gains and losses are recognized in Other revenues in the income statements.

September 2020 Form 10-Q	68

Notes to Consolidated Financial Statements (Unaudited)

9. Collateralized Transactions
Offsetting of Certain Collateralized Transactions

	At September 30, 2020
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$199,725	$(111,442)	$88,283	$(86,057)	$2,226
Securities borrowed	104,642	(3,839)	100,803	(97,169)	3,634
Liabilities
Securities sold under agreements to repurchase	$152,760	$(111,384)	$41,376	$(35,742)	$5,634
Securities loaned	11,821	(3,897)	7,924	(7,725)	199
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,117
Securities borrowed					601
Securities sold under agreements to repurchase					4,698
Securities loaned					149

	At December 31, 2019
$ in millions	Gross Amounts	Amounts Offset	Net Amounts Presented	Amounts Not Offset[1]	Net Amounts
Assets
Securities purchased under agreements to resell	$247,545	$(159,321)	$88,224	$(85,200)	$3,024
Securities borrowed	109,528	(2,979)	106,549	(101,850)	4,699
Liabilities
Securities sold under agreements to repurchase	$213,519	$(159,319)	$54,200	$(44,549)	$9,651
Securities loaned	11,487	(2,981)	8,506	(8,324)	182
Net amounts for which master netting agreements are not in place or may not be legally enforceable
Securities purchased under agreements to resell					$2,255
Securities borrowed					1,181
Securities sold under agreements to repurchase					8,033
Securities loaned					101

1.
Amounts relate to master netting agreements that have been determined by the Firm to be legally enforceable in the event of default but where certain other criteria are not met in accordance with applicable offsetting accounting guidance.

For further discussion of the Firm’s collateralized transactions, see Note 7 to the financial statements in the 2019 Form 10-K. For information related to offsetting of derivatives, see Note 7.

Gross Secured Financing Balances by Remaining Contractual Maturity

	At September 30, 2020
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$69,210	$37,965	$13,144	$32,441	$152,760
Securities loaned	5,752	278	1,169	4,622	11,821
Total included in the offsetting disclosure	$74,962	$38,243	$14,313	$37,063	$164,581
Trading liabilities— Obligation to return securities received as collateral	21,753	—	—	—	21,753
Total	$96,715	$38,243	$14,313	$37,063	$186,334

	At December 31, 2019
$ in millions	Overnight and Open	Less than 30 Days	30-90 Days	Over 90 Days	Total
Securities sold under agreements to repurchase	$67,158	$81,300	$26,904	$38,157	$213,519
Securities loaned	2,378	3,286	516	5,307	11,487
Total included in the offsetting disclosure	$69,536	$84,586	$27,420	$43,464	$225,006
Trading liabilities— Obligation to return securities received as collateral	23,877	—	—	—	23,877
Total	$93,413	$84,586	$27,420	$43,464	$248,883
Gross Secured Financing Balances by Class of Collateral Pledged

$ in millions	At September 30, 2020	At December 31, 2019
Securities sold under agreements to repurchase
U.S. Treasury and agency securities	$55,759	$68,895
State and municipal securities	864	905
Other sovereign government obligations	70,281	109,414
ABS	1,945	2,218
Corporate and other debt	4,923	6,066
Corporate equities	18,256	25,563
Other	732	458
Total	$152,760	$213,519
Securities loaned
Other sovereign government obligations	$4,254	$3,026
Corporate equities	7,034	8,422
Other	533	39
Total	$11,821	$11,487
Total included in the offsetting disclosure	$164,581	$225,006
Trading liabilities—Obligation to return securities received as collateral
Corporate equities	$21,724	$23,873
Other	29	4
Total	$21,753	$23,877
Total	$186,334	$248,883

69	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Carrying Value of Assets Loaned or Pledged without Counterparty Right to Sell or Repledge

$ in millions	At September 30, 2020	At December 31, 2019
Trading assets	$34,952	$41,201
Loans, before ACL	—	750
Total	$34,952	$41,951

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
Fair Value of Collateral Received with Right to Sell or Repledge

$ in millions	At September 30, 2020	At December 31, 2019
Collateral received with right to sell or repledge	$609,445	$679,280
Collateral that was sold or repledged[1]	455,883	539,412

1.	Does not include securities used to meet federal regulations for the Firm’s U.S. broker-dealers.
Securities Segregated for Regulatory Purposes

$ in millions	At September 30, 2020	At December 31, 2019
Segregated securities[1]	$27,679	$25,061

1.	Securities segregated under federal regulations for the Firm’s U.S. broker-dealers are sourced from Securities purchased under agreements to resell and Trading assets in the balance sheets.
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
Customer Margin Lending

$ in millions	At September 30, 2020	At December 31, 2019
Customer receivables representing margin loans	$44,658	$31,916

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
Other Secured Financings
The Firm has additional secured liabilities. For a further discussion of other secured financings, see Note 13.
10. Loans, Lending Commitments and Related Allowance for Credit Losses
As of September 30, 2020, the Firm’s loan portfolio consists of the following types of loans:

•	Corporate. Corporate includes revolving lines of credit, term loans and bridge loans made to corporate entities for a variety of purposes.

•
Secured lending facilities.    Secured lending facilities include loans provided to clients, which are collateralized by various assets including residential and commercial real estate mortgage loans, corporate loans, and other assets.

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

September 2020 Form 10-Q	70

Notes to Consolidated Financial Statements (Unaudited)

Loans by Type1

	At September 30, 2020
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$7,628	$8,552	$16,180
Secured lending facilities	26,496	3,521	30,017
Commercial real estate	7,265	891	8,156
Residential real estate	33,674	49	33,723
Securities-based lending and Other loans	59,006	68	59,074
Total loans	134,069	13,081	147,150
ACL	(913)		(913)
Total loans, net	$133,156	$13,081	$146,237
Fixed rate loans, net			$31,342
Floating or adjustable rate loans, net			114,895
Loans to non-U.S. borrowers, net			23,591

	At December 31, 2019
$ in millions	Loans Held for Investment	Loans Held for Sale	Total Loans
Corporate	$5,426	$6,192	$11,618
Secured lending facilities	24,502	4,200	28,702
Commercial real estate	7,859	2,049	9,908
Residential real estate	30,184	13	30,197
Securities-based lending and Other loans	50,438	123	50,561
Total loans	118,409	12,577	130,986
ACL	(349)		(349)
Total loans, net	$118,060	$12,577	$130,637
Fixed rate loans, net			$22,716
Floating or adjustable rate loans, net			107,921
Loans to non-U.S. borrowers, net			21,617

1.	Loans previously classified as corporate have been further disaggregated; prior period balances have been revised to conform with current period presentation.

Loans Held for Investment before Allowance by Origination Year

	At September 30, 2020
	Corporate
$ in millions	Investment Grade	Non-Investment Grade	Total
Revolving Loans	$1,556	$4,264	$5,820
2020	582	176	758
2019	279	159	438
2018	195	—	195
2017	—	64	64
2016	114	—	114
Prior	127	112	239
Total	$2,853	$4,775	$7,628

	At September 30, 2020
	Secured lending facilities
$ in millions	Investment Grade	Non-Investment Grade	Total
Revolving Loans	$4,457	$14,832	$19,289
2020	206	378	584
2019	297	2,000	2,297
2018	1,063	1,449	2,512
2017	245	570	815
2016	—	620	620
Prior	—	379	379
Total	$6,268	$20,228	$26,496

	At September 30, 2020
	Commercial real estate
$ in millions	Investment Grade	Non-Investment Grade	Total
2020	$17	$744	761
2019	637	2,318	2,955
2018	601	1,053	1,654
2017	188	629	817
2016	235	451	686
Prior	—	392	392
Total	$1,678	$5,587	$7,265

	At September 30, 2020
	Residential real estate
	by FICO Scores			by LTV Ratio		Total
$ in millions	≥ 740	680-739	≤ 679	≤ 80%	> 80%
Revolving Loans	$89	$34	$5	$128	$—	$128
2020	6,438	1,337	138	7,487	426	7,913
2019	5,791	1,306	175	6,812	460	7,272
2018	2,442	685	83	2,952	258	3,210
2017	2,875	732	93	3,436	264	3,700
2016	3,524	953	134	4,305	306	4,611
Prior	4,814	1,716	310	6,094	746	6,840
Total	$25,973	$6,763	$938	$31,214	$2,460	$33,674

	At September 30, 2020
	Securities-based lending[1]	Other[2]
$ in millions		Investment Grade	Non-Investment Grade	Total
Revolving Loans	$47,251	$4,238	$684	$52,173
2020	—	860	431	1,291
2019	18	1,106	674	1,798
2018	232	334	456	1,022
2017	—	663	116	779
2016	—	579	113	692
Prior	16	1,068	167	1,251
Total	$47,517	$8,848	$2,641	$59,006
1. Securities-based loans are subject to collateral maintenance provisions, and at September 30, 2020, these loans are predominantly over-collateralized. For more information on the ACL methodology related to securities-based loans, see Note 2.
2. Other loans primarily include certain loans originated in the tailored lending business within the Wealth Management business segment.

71	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Past Due Status of Loans Held for Investment before Allowance

	At September 30, 2020
$ in millions	Current	Past Due[1]	Total
Corporate	$7,628	$—	$7,628
Secured lending facilities	26,496	—	26,496
Commercial real estate	7,264	1	7,265
Residential real estate	33,476	198	33,674
Securities-based lending and Other loans	58,881	125	59,006
Total	$133,745	$324	$134,069

1.	The majority of the amounts are past due for a period of 90 days or more.

Nonaccrual Loans Held for Investment before Allowance

$ in millions	At September 30, 2020	At December 31, 2019
Corporate	$184	$299
Commercial real estate	185	85
Residential real estate	92	94
Securities-based lending and Other loans	133	5
Total[1]	$594	$483
Nonaccrual loans without an ACL	$91	$120

1.	Includes all HFI loans that are 90 days or more past due.

See Note 2 for a description of the ACL calculated under the CECL methodology, including credit quality indicators, used for HFI loans beginning in 2020.
Troubled Debt Restructurings

$ in millions	At September 30, 2020	At December 31, 2019
Loans, before ACL	$166	$92
Lending commitments	32	32
ACL on Loans and Lending commitments	32	16

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

Allowance for Credit Losses Rollforward—Loans

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$115	$101	$75	$25	$33	$349
Effect of CECL adoption	(2)	(42)	34	21	(2)	9
Gross charge-offs	(33)	—	(26)	—	—	(59)
Recoveries	3	—	—	—	2	5
Net (charge-offs) recoveries	(30)	—	(26)	—	2	(54)
Provision (release)[1]	281	131	173	12	4	601
Other	3	1	(34)	—	38	8
September 30, 2020	$367	$191	$222	$58	$75	$913

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2018	$62	$60	$67	$20	$29	$238
Gross charge-offs	—	—	—	(1)	—	(1)
Provision (release)[1]	40	28	(6)	5	1	68
Other	(6)	(1)	(1)	—	—	(8)
September 30, 2019	$96	$87	$60	$24	$30	$297

1.	The provision for loan losses was $63 million in the current quarter and $34 million in the prior year quarter.
Allowance for Credit Losses Rollforward—Lending Commitments

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2019	$201	$27	$7	$—	$6	$241
Effect of CECL adoption	(41)	(11)	1	2	(1)	(50)
Provision (release)[1]	119	24	7	(1)	7	156
Other	—	—	(4)	—	4	—
September 30, 2020	$279	$40	$11	$1	$16	$347

$ in millions	Corporate	Secured lending facilities	CRE	Residential real estate	SBL and Other	Total
December 31, 2018	$178	$16	$3	$—	$6	$203
Provision (release)[1]	27	7	2	—	—	36
Other	(4)	—	—	—	(1)	(5)
September 30, 2019	$201	$23	$5	$—	$5	$234
CRE—Commercial real estate
SBL—Securities-based lending

1.	The provision (release) for lending commitments was $48 million in the current quarter and $16 million in the prior year quarter.
The aggregate allowance for loans and lending commitments increased in the current year period, principally reflecting the

September 2020 Form 10-Q	72

Notes to Consolidated Financial Statements (Unaudited)

provision for credit losses within the Institutional Securities business segment primarily resulting from the continued economic impact of COVID-19. This provision was the result of risks related to vulnerable sectors and higher downgrade sensitivity, changes in asset quality trends, as well as revisions to our forecasts reflecting expected future market and macroeconomic conditions. The base scenario used in our ACL models as of September 30, 2020 was generated using a combination of industry consensus economic forecasts, forward rates, and internally developed and validated models. Given the nature of our lending portfolio, the most sensitive model input is U.S. GDP. The base scenario, among other things, assumes a continued recovery in the last quarter of 2020 through 2021, supported by fiscal stimulus and monetary policy measures. For a further discussion of the Firm’s loans as well as the Firm’s allowance methodology prior to the adoption of CECL, refer to Notes 2 and 8 to the financial statements in the 2019 Form 10-K. See Note 5 for further information regarding Loans and lending commitments held at fair value. See Note 14 for details of current commitments to lend in the future.
Employee Loans

$ in millions	At September 30, 2020	At December 31, 2019
Currently employed by the Firm[1]	$2,940	N/A
No longer employed by the Firm[2]	142	N/A
Employee loans	$3,082	$2,980
ACL[3]	(165)	(61)
Employee loans, net of ACL	$2,917	$2,919
Remaining repayment term, weighted average in years	5.1	4.8

1.	These loans are predominantly current.

2.	These loans are predominantly past due for a period of 90 days or more.

3.	The change in ACL includes a $124 million increase due to the adoption of CECL in the first quarter of 2020.
Employee loans are granted in conjunction with a program established primarily to recruit certain Wealth Management representatives, are full recourse and generally require periodic repayments, and are due in full upon termination of employment with the Firm. These loans are recorded in Customer and other receivables in the balance sheets. The ACL as of September 30, 2020 was calculated under the CECL methodology, while the ACL at December 31, 2019 was calculated under the prior incurred loss model. The related provision is recorded in Compensation and benefits expense in the income statements. See Note 2 for a description of the CECL allowance methodology, including credit quality indicators, for employee loans.

11. Other Assets—Equity Method Investments
Equity Method Investments

$ in millions	At September 30, 2020	At December 31, 2019
Investments	$2,338	$2,363

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Income (loss)[1]	$10	$(13)	$(24)	$(39)

1.	The current year period includes an impairment of the Investment Management business segment’s investment in a third-party asset manager.
Equity method investments, other than investments in certain fund interests, are summarized above and are included in Other assets in the balance sheets with related income or loss included in Other revenues in the income statements. See “Net Asset Value Measurements—Fund Interests” in Note 5 for the carrying value of certain of the Firm’s fund interests, which are comprised of general and limited partnership interests, as well as any related carried interest.
Japanese Securities Joint Venture

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Income (loss) from investment in MUMSS	$15	$(4)	$46	$5

For more information on Mitsubishi UFJ Morgan Stanley Securities Co., Ltd. (“MUMSS”) and other relationships with Mitsubishi UFJ Financial Group, Inc., see Note 10 to the financial statements in the 2019 Form 10-K.

12. Deposits
Deposits

$ in millions	At September 30, 2020	At December 31, 2019
Savings and demand deposits	$202,577	$149,465
Time deposits	36,676	40,891
Total	$239,253	$190,356
Deposits subject to FDIC insurance	$173,173	$149,966
Time deposits that equal or exceed the FDIC insurance limit	$20	$12

73	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Time Deposit Maturities

$ in millions	At September 30, 2020
2020	$5,457
2021	17,986
2022	4,984
2023	4,086
2024	2,784
Thereafter	1,379
Total	$36,676

13. Borrowings and Other Secured Financings
Borrowings

$ in millions	At September 30, 2020	At December 31, 2019
Original maturities of one year or less	$4,553	$2,567
Original maturities greater than one year
Senior	$187,717	$179,519
Subordinated	11,174	10,541
Total	$198,891	$190,060
Total borrowings	$203,444	$192,627
Weighted average stated maturity, in years[1]	7.4	6.9

1.	Only includes borrowings with original maturities greater than one year.

Other Secured Financings

$ in millions	At September 30, 2020	At December 31, 2019[1]
Original maturities:
One year or less	$9,141	$7,103
Greater than one year	4,716	7,595
Total	$13,857	$14,698
Transfers of assets accounted for as secured financings	$1,108	$1,115

1.	Prior period balances have been conformed to the current presentation.
Other secured financings include the liabilities related to certain ELNs, transfers of financial assets that are accounted for as financings rather than sales, pledged commodities, consolidated VIEs where the Firm is deemed to be the primary beneficiary and other secured borrowings. These liabilities are generally payable from the cash flows of the related assets accounted for as Trading assets. See Note 15 for further information on other secured financings related to VIEs and securitization activities.
For transfers of assets that fail to meet accounting criteria for a sale, the Firm continues to record the assets and recognizes the associated liabilities in the balance sheets.

14. Commitments, Guarantees and Contingencies
Commitments

	Years to Maturity at September 30, 2020
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Lending:
Corporate	$14,707	$36,048	$37,002	$4,888	$92,645
Secured lending facilities	5,554	3,693	1,302	133	10,682
Commercial and Residential real estate	137	226	38	260	661
Securities-based lending and Other	12,421	2,934	369	386	16,110
Forward-starting secured financing receivables	81,340	—	—	—	81,340
Central counterparty[1]	300	—	—	9,329	9,629
Underwriting	675	—	—	—	675
Investment activities	947	241	41	286	1,515
Letters of credit and other financial guarantees	172	1	—	3	176
Total	$116,253	$43,143	$38,752	$15,285	$213,433
Lending commitments participated to third parties					$8,647
Forward-starting secured financing receivables settled within three business days					$72,771

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
For a further description of these commitments, refer to Note 13 to the financial statements in the 2019 Form 10-K.

September 2020 Form 10-Q	74

Notes to Consolidated Financial Statements (Unaudited)

Guarantees
Maximum Potential Payout/Notional of Obligations under Guarantee Arrangements

	Years to Maturity at September 30, 2020
$ in millions	Less than 1	1-3	3-5	Over 5	Total
Credit derivatives	$25,206	$42,799	$114,950	$72,312	$255,267
Other credit contracts	—	190	—	104	294
Non-credit derivatives	1,531,263	1,122,139	367,428	779,686	3,800,516
Standby letters of credit and other financial guarantees issued[1]	1,082	1,475	758	3,967	7,282
Market value guarantees	92	28	—	—	120
Liquidity facilities	4,342	—	—	—	4,342
Whole loan sales guarantees	1	—	9	23,176	23,186
Securitization representations and warranties	—	—	—	67,024	67,024
General partner guarantees	59	161	12	115	347
Client clearing guarantees	92	—	—	—	92

$ in millions	Carrying Amount Asset (Liability)
Credit derivatives[2]	$(1,757)
Other credit contracts	(4)
Non-credit derivatives[2]	(88,369)
Standby letters of credit and other financial guarantees issued[1]	113
Market value guarantees	—
Liquidity facilities	6
Whole loan sales guarantees	—
Securitization representations and warranties[3]	(42)
General partner guarantees	(66)
Client clearing guarantees	—

1.
These amounts include certain issued standby letters of credit participated to third parties, totaling $0.6 billion of notional and collateral/recourse, due to the nature of the Firm’s obligations under these arrangements. As of September 30, 2020, the carrying amount of standby letters of credit and other financial guarantees issued includes an allowance for credit losses of $86 million.

2.	The carrying amounts of derivative contracts that meet the accounting definition of a guarantee are shown on a gross basis. For further information on derivatives contracts, see Note 7.

3.	Primarily related to residential mortgage securitizations.

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

Client Clearing Guarantees. In the first quarter of 2020, FICC’s sponsored clearing model was updated such that the Firm could be responsible for liquidation of a sponsored member’s account and guarantees any resulting loss to the FICC in the event the sponsored member fails to fully pay any net liquidation amount due from the sponsored member to the FICC. Accordingly, the Firm’s maximum potential payout amount as of September 30, 2020 reflects the total of the estimated net liquidation amounts for sponsored member accounts.
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

75	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Firm, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Firm misrepresented the risks of the STACK 2006-1 CDO to

CDIB, and that the Firm knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Firm’s motion to dismiss the complaint. On December 21, 2018, the court denied the Firm’s motion for summary judgment and granted in part the Firm’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, the Firm filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”), modified the Supreme Court of NY’s order to deny the Firm’s motion for sanctions relating to spoliation of evidence and otherwise affirmed the denial of the Firm’s motion for summary judgment. On June 19, 2020, the Firm moved for leave to appeal the First Department’s decision to the New York Court of Appeals (“Court of Appeals”), which the First Department denied on July 24, 2020. Based on currently available information, the Firm believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.
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

September 2020 Form 10-Q	76

Notes to Consolidated Financial Statements (Unaudited)

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
Tax
In matters styled Case number 15/3637 and Case number 15/4353, the Dutch Tax Authority (“Dutch Authority”) is challenging in the Dutch courts, the prior set-off by the Firm of approximately €124 million (approximately $145 million) plus accrued interest of withholding tax credits against the Firm’s corporation tax liabilities for the tax years 2007 to 2013. The Dutch Authority alleges that the Firm was not entitled to receive the withholding tax credits on the basis, inter alia, that a Firm subsidiary did not hold legal title to certain securities subject to withholding tax on the relevant dates. The Dutch Authority has also alleged that the Firm failed to provide certain information to the Dutch Authority and keep adequate books and records. On April 26, 2018, the District Court in Amsterdam issued a decision dismissing the Dutch Authority’s claims with respect to certain of the tax years in dispute. On May 12, 2020, the Court of Appeal in Amsterdam granted the Dutch Authority’s appeal in matters re-styled Case number 18/00318 and Case number 18/00319. On June 22, 2020, the Firm filed an appeal against the decision of the Court of Appeal in Amsterdam before the Dutch High Court.
15. Variable Interest Entities and Securitization Activities
Consolidated VIE Assets and Liabilities by Type of Activity

	At September 30, 2020		At December 31, 2019
$ in millions	VIE Assets	VIE Liabilities	VIE Assets	VIE Liabilities
OSF	$672	$429	$696	$391
MABS[1]	447	108	265	4
Other[2]	942	42	987	66
Total	$2,061	$579	$1,948	$461
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

2.	Other primarily includes operating entities, investment funds and structured transactions.

Consolidated VIE Assets and Liabilities by Balance Sheet Caption

$ in millions	At September 30, 2020	At December 31, 2019
Assets
Cash and cash equivalents	$284	$488
Trading assets at fair value	1,376	943
Customer and other receivables	8	18
Intangible assets	101	111
Other assets	292	388
Total	$2,061	$1,948
Liabilities
Other secured financings	$536	$422
Other liabilities and accrued expenses	43	39
Total	$579	$461
Noncontrolling interests	$275	$192

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

77	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Non-consolidated VIEs

	At September 30, 2020
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$136,362	$3,744	$6,404	$2,190	$50,040
Maximum exposure to loss[3]
Debt and equity interests	$16,821	$390	$—	$1,059	$10,581
Derivative and other contracts	—	—	4,342	—	3,853
Commitments, guarantees and other	810	—	—	—	685
Total	$17,631	$390	$4,342	$1,059	$15,119
Carrying value of variable interests—Assets
Debt and equity interests	$16,821	$390	$—	$1,059	$10,581
Derivative and other contracts	—	—	6	—	621
Total	$16,821	$390	$6	$1,059	$11,202
Additional VIE assets owned[4]					$11,832
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$1	$—	$114
Total	$—	$—	$1	$—	$114

	At December 31, 2019
$ in millions	MABS[1]	CDO	MTOB	OSF	Other[2]
VIE assets (UPB)	$125,603	$2,976	$6,965	$2,288	$51,305
Maximum exposure to loss[3]
Debt and equity interests	$16,314	$240	$—	$1,009	$11,977
Derivative and other contracts	—	—	4,599	—	2,995
Commitments, guarantees and other	631	—	—	—	266
Total	$16,945	$240	$4,599	$1,009	$15,238
Carrying value of variable interests–Assets
Debt and equity interests	$16,314	$240	$—	$1,008	$11,977
Derivative and other contracts	—	—	6	—	388
Total	$16,314	$240	$6	$1,008	$12,365
Additional VIE assets owned[4]					$11,453
Carrying value of variable interests—Liabilities
Derivative and other contracts	$—	$—	$—	$—	$444

MTOB—Municipal tender option bonds

1.	Amounts include transactions backed by residential mortgage loans, commercial mortgage loans and other types of assets, including consumer or commercial assets. and may be in loan or security form.

2.	Other primarily includes exposures to commercial real estate property and investment funds.

3.	Where notional amounts are utilized in quantifying the maximum exposure related to derivatives, such amounts do not reflect changes in fair value recorded by the Firm.

4.
Additional VIE assets owned represents the carrying value of total exposure to non-consolidated VIEs for which the maximum exposure to loss is less than specific thresholds, primarily interests issued by securitization SPEs. The Firm’s maximum exposure to loss generally equals the fair value of the assets owned. These assets are primarily included in Trading assets and Investment securities and are measured at fair value (see Note 5). The Firm does not provide additional support in these transactions through contractual facilities, guarantees or similar derivatives.

The majority of the VIEs included in the previous tables are sponsored by unrelated parties; examples of the Firm’s involvement with these VIEs include its secondary market-making activities and the securities held in its Investment securities portfolio (see Note 8).
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
Liabilities issued by VIEs generally are non-recourse to the Firm.
Detail of Mortgage- and Asset-Backed Securitization Assets

	At September 30, 2020		At December 31, 2019
$ in millions	UPB	Debt and Equity Interests	UPB	Debt and Equity Interests
Residential mortgages	$20,056	$3,264	$30,353	$3,993
Commercial mortgages	59,111	3,940	53,892	3,881
U.S. agency collateralized mortgage obligations	52,335	8,021	36,366	6,365
Other consumer or commercial loans	4,860	1,596	4,992	2,075
Total	$136,362	$16,821	$125,603	$16,314

Transferred Assets with Continuing Involvement

	At September 30, 2020
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$7,225	$81,900	$22,951	$12,223
Retained interests
Investment grade	$47	$794	$745	$—
Non-investment grade	16	221	—	89
Total	$63	$1,015	$745	$89
Interests purchased in the secondary market
Investment grade	$1	$129	$26	$—
Non-investment grade	24	60	—	—
Total	$25	$189	$26	$—
Derivative assets	$—	$—	$—	$500
Derivative liabilities	—	—	—	127

September 2020 Form 10-Q	78

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2019
$ in millions	RML	CML	U.S. Agency CMO	CLN and Other[1]
SPE assets (UPB)[2]	$9,850	$86,203	$19,132	$8,410
Retained interests
Investment grade	$29	$720	$2,376	$1
Non-investment grade	17	254	—	92
Total	$46	$974	$2,376	$93
Interests purchased in the secondary market
Investment grade	$6	$197	$77	$—
Non-investment grade	75	51	—	—
Total	$81	$248	$77	$—
Derivative assets	$—	$—	$—	$339
Derivative liabilities	—	—	—	145

	Fair Value At September 30, 2020
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$771	$22	$793
Non-investment grade	5	72	77
Total	$776	$94	$870
Interests purchased in the secondary market
Investment grade	$154	$2	$156
Non-investment grade	66	18	84
Total	$220	$20	$240
Derivative assets	$495	$5	$500
Derivative liabilities	126	1	127

	Fair Value at December 31, 2019
$ in millions	Level 2	Level 3	Total
Retained interests
Investment grade	$2,401	$4	$2,405
Non-investment grade	6	97	103
Total	$2,407	$101	$2,508
Interests purchased in the secondary market
Investment grade	$278	$2	$280
Non-investment grade	68	58	126
Total	$346	$60	$406
Derivative assets	$337	$2	$339
Derivative liabilities	144	1	145

RML—Residential mortgage loans
CML—Commercial mortgage loans

1.	Amounts include CLO transactions managed by unrelated third parties.

2.	Amounts include assets transferred by unrelated transferors.
The previous tables include transactions with SPEs in which the Firm, acting as principal, transferred financial assets with continuing involvement and received sales treatment. The transferred assets are carried at fair value prior to securitization, and any changes in fair value are recognized in the income statements. The Firm may act as underwriter of the beneficial interests issued by these securitization vehicles, for which Investment banking revenues are recognized. The Firm may retain interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are generally carried at fair value in the balance sheets with changes in fair value recognized in the income statements. Fair value for these interests is measured using techniques that are consistent with the valuation techniques applied to the Firm’s major categories of assets and liabilities as described in Note 2 in the 2019 Form 10-K and Note 5 herein. Further, as permitted by applicable guidance, certain transfers of assets where the Firm’s only continuing involvement is a derivative are only reported in the following Assets Sold with Retained Exposure table.
Proceeds from New Securitization Transactions and Sales of Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
New transactions[1]	$12,969	$8,651	$30,629	$20,897
Retained interests	1,991	902	7,215	4,424
Sales of corporate loans to CLO SPEs[1,2]	234	—	373	—

1.	Net gains on new transactions and sales of corporate loans to CLO entities at the time of the sale were not material for all periods presented.

2.	Sponsored by non-affiliates.
The Firm has provided, or otherwise agreed to be responsible for, representations and warranties regarding certain assets transferred in securitization transactions sponsored by the Firm (see Note 14).
Assets Sold with Retained Exposure

$ in millions	At September 30, 2020	At December 31, 2019
Gross cash proceeds from sale of assets[1]	$31,800	$38,661
Fair value
Assets sold	$32,006	$39,137
Derivative assets recognized in the balance sheets	631	647
Derivative liabilities recognized in the balance sheets	423	152

1.	The carrying value of assets derecognized at the time of sale approximates gross cash proceeds.
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
16. Regulatory Requirements
Regulatory Capital Framework and Requirements
For a discussion of the Firm’s regulatory capital framework, see Note 15 to the financial statements in the 2019 Form 10-K.
The Firm is required to maintain minimum risk-based and leverage-based capital ratios under regulatory capital requirements. A summary of the calculations of regulatory capital and RWA follows.

79	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Minimum risk-based capital ratio requirements apply to Common Equity Tier 1 capital, Tier 1 capital and Total capital (which includes Tier 2 capital). Capital standards require certain adjustments to, and deductions from, capital for purposes of determining these ratios. At September 30, 2020 and December 31, 2019, the Firm’s ratios for determining regulatory compliance are based on the Advanced Approach and the Standardized Approach rules, respectively.
In the current year period, the U.S. banking agencies have adopted an interim final rule altering, for purposes of the regulatory capital rules, the required adoption time period for CECL. As of September 30, 2020, the risk-based and leverage-based capital amounts and ratios, as well as RWA, adjusted average assets and supplementary leverage exposure are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period in accordance with the interim final rule.
In addition to the minimum risk-based capital ratio requirements, the Firm is subject to the following Common Equity Tier 1 buffers:

•	A greater than 2.5% capital conservation buffer;

•	The G-SIB capital surcharge, currently at 3%; and

•	Up to a 2.5% CCyB, currently set by U.S. banking agencies at zero.
The Firm’s Regulatory Capital and Capital Ratios

	At September 30, 2020
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$71,157	16.9%
Tier 1 capital	11.5%	79,905	19.0%
Total capital	13.5%	89,763	21.4%
Total RWA		420,081

$ in millions	Required Ratio[1]	At September 30, 2020
Leverage-based capital
Adjusted average assets[2]		$962,435
Tier 1 leverage ratio	4.0%	8.3%
Supplementary leverage exposure[3,4]		$1,084,348
SLR[3]	5.0%	7.4%

	At December 31, 2019
$ in millions	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	10.0%	$64,751	16.4%
Tier 1 capital	11.5%	73,443	18.6%
Total capital	13.5%	82,708	21.0%
Total RWA		394,177

$ in millions	Required Ratio[1]	At December 31, 2019
Leverage-based capital
Adjusted average assets[2]		$889,195
Tier 1 leverage ratio	4.0%	8.3%
Supplementary leverage exposure[3,4]		$1,155,177
SLR[3]	5.0%	6.4%

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

3.
Based on a Federal Reserve interim final rule in effect until March 31, 2021, the Firm’s SLR and Supplementary leverage exposure as of September 30, 2020 reflect the exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks.

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

U.S. Bank Subsidiaries’ Regulatory Capital and Capital Ratios
The OCC establishes capital requirements for the Firm’s U.S. bank subsidiaries, which as of September 30, 2020 include Morgan Stanley Bank, N.A. (“MSBNA”) and Morgan Stanley Private Bank, National Association (“MSPBNA”) (collectively, the “U.S. Bank Subsidiaries”), and evaluates their compliance with such capital requirements. Regulatory capital requirements for the U.S. Bank Subsidiaries are calculated in a similar manner to the Firm’s regulatory capital requirements, although G-SIB capital surcharge requirements do not apply to the U.S. Bank Subsidiaries.
The OCC’s regulatory capital framework includes Prompt Corrective Action (“PCA”) standards, including “well-capitalized” PCA standards that are based on specified regulatory capital ratio minimums. For the Firm to remain an FHC, the U.S. Bank Subsidiaries must remain well-capitalized

September 2020 Form 10-Q	80

Notes to Consolidated Financial Statements (Unaudited)

in accordance with the OCC’s PCA standards. In addition, failure by the U.S. Bank Subsidiaries to meet minimum capital requirements may result in certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the U.S. Bank Subsidiaries’ and the Firm’s financial statements.
At September 30, 2020 and December 31, 2019, the U.S. Bank Subsidiaries’ risk-based capital ratios are based on the Standardized Approach rules. At September 30, 2020, the risk-based and leverage-based capital amounts and ratios are calculated excluding the effect of the adoption of CECL based on our election to defer this effect over a five-year transition period.
MSBNA’s Regulatory Capital

	At September 30, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$17,764	19.7%
Tier 1 capital	8.0%	8.5%	17,764	19.7%
Total capital	10.0%	10.5%	18,442	20.4%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$17,764	10.7%
SLR	6.0%	3.0%	17,764	8.5%

	At December 31, 2019
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$15,919	18.5%
Tier 1 capital	8.0%	8.5%	15,919	18.5%
Total capital	10.0%	10.5%	16,282	18.9%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$15,919	11.3%
SLR	6.0%	3.0%	15,919	8.7%

MSPBNA’s Regulatory Capital

	At September 30, 2020
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$8,528	23.4%
Tier 1 capital	8.0%	8.5%	8,528	23.4%
Total capital	10.0%	10.5%	8,611	23.6%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$8,528	8.2%
SLR	6.0%	3.0%	8,528	7.8%

	At December 31, 2019
$ in millions	Well-Capitalized Requirement	Required Ratio[1]	Amount	Ratio
Risk-based capital
Common Equity Tier 1 capital	6.5%	7.0%	$7,962	24.8%
Tier 1 capital	8.0%	8.5%	7,962	24.8%
Total capital	10.0%	10.5%	8,016	25.0%
Leverage-based capital
Tier 1 leverage	5.0%	4.0%	$7,962	9.9%
SLR	6.0%	3.0%	7,962	9.4%

1.
Required ratios are inclusive of any buffers applicable as of the date presented. Failure to maintain the buffers would result in restrictions on the U.S. Bank Subsidiaries' ability to make capital distributions, including the payment of dividends.

U.S. Broker-Dealer Regulatory Capital Requirements
MS&Co. Regulatory Capital

$ in millions	At September 30, 2020	At December 31, 2019
Net capital	$14,183	$13,708
Excess net capital	10,217	10,686

MS&Co. is a registered U.S. broker-dealer and registered futures commission merchant and, accordingly, is subject to the minimum net capital requirements of the SEC and the CFTC. MS&Co. has consistently operated with capital in excess of its regulatory capital requirements.
As an Alternative Net Capital broker-dealer, and in accordance with Securities Exchange Act of 1934 (“Exchange Act”) Rule 15c3-1, Appendix E, MS&Co. is subject to minimum net capital and tentative net capital requirements. In addition, MS&Co. must notify the SEC if its tentative net capital falls below certain levels. At September 30, 2020 and December 31, 2019, MS&Co. has exceeded its net capital requirement and has tentative net capital in excess of the minimum and notification requirements.
MSSB Regulatory Capital

$ in millions	At September 30, 2020	At December 31, 2019
Net capital	$2,758	$3,387
Excess net capital	2,581	3,238

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

81	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

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
17. Total Equity
Preferred Stock

	Shares Outstanding		Carrying Value
$ in millions, except per share data	At September 30, 2020	Liquidation Preference per Share	At September 30, 2020	At December 31, 2019
Series
A	44,000	$25,000	$1,100	$1,100
C1	519,882	1,000	408	408
E	34,500	25,000	862	862
F	34,000	25,000	850	850
H	52,000	25,000	1,300	1,300
I	40,000	25,000	1,000	1,000
J	60,000	25,000	1,500	1,500
K	40,000	25,000	1,000	1,000
L	20,000	25,000	500	500
Total			$8,520	$8,520
Shares authorized			30,000,000

1.	Series C preferred stock is held by MUFG.
For a description of Series A through Series L preferred stock issuances, see Note 16 to the financial statements in the 2019 Form 10-K. The preferred stock has a preference over the common stock upon liquidation. The Firm’s preferred stock qualifies as and is included in Tier 1 capital in accordance with regulatory capital requirements (see Note 16).
Common Shares Outstanding for Basic and Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2020	2019	2020	2019
Weighted average common shares outstanding, basic	1,542	1,604	1,546	1,632
Effect of dilutive Stock options, RSUs and PSUs	24	23	19	21
Weighted average common shares outstanding and common stock equivalents, diluted	1,566	1,627	1,565	1,653
Weighted average antidilutive common stock equivalents (excluded from the computation of diluted EPS)	—	—	7	2

Share Repurchases

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Repurchases of common stock under the Firm's Share Repurchase Program	$—	$1,500	$1,347	$3,860

On March 15, 2020, the Financial Services Forum announced that each of its eight member banks, including the Firm, had voluntarily suspended their share repurchase programs. On June 25, 2020, the Federal Reserve published summary results of CCAR and announced that large BHCs, including the Firm, generally would be restricted in making share repurchases during the current quarter, and on September 30, 2020, the restrictions were extended through the fourth quarter of 2020.
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
Dividends

$ in millions, except per share data	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$256	$11	$256	$11
C	25	13	25	13
E	445	15	445	15
F	430	15	430	15
G2	—	—	414	8
H3	248	13	378	20
I	398	16	398	16
J4	261	16	—	—
K	366	15	366	15
L	305	6	—	—
Total Preferred stock		$120		$113
Common stock	0.35	$551	$0.35	$577

September 2020 Form 10-Q	82

Notes to Consolidated Financial Statements (Unaudited)

$ in millions, except per share data	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Per Share[1]	Total	Per Share[1]	Total
Preferred Stock Series
A	$761	$33	$758	$33
C	75	39	75	39
E	1,336	45	1,336	45
F	1,289	44	1,289	45
G2	—	—	1,242	24
H3	897	47	1,059	55
I	1,195	48	1,195	48
J4	955	58	694	42
K	1,097	45	1,097	45
L	914	18	—	—
Total Preferred stock		$377		$376
Common stock	1.05	$1,662	$0.95	$1,594

1.	Common and Preferred Stock dividends are payable quarterly, unless otherwise noted.

2.	Series G preferred stock was redeemed during the first quarter of 2020. For further information, see Note 16 to the financial statements in the 2019 Form 10-K.

3.	Series H was payable semiannually until July 15, 2019, and is now payable quarterly.

4.	Series J was payable semiannually until July 15, 2020, and is now payable quarterly.
Cumulative Adjustments to Beginning Retained Earnings Related to the Adoption of Accounting Updates

Nine Months Ended
$ in millions	September 30, 2020
Financial Instruments—Credit Losses	$(100)

Nine Months Ended
$ in millions	September 30, 2019
Leases	$63

Accumulated Other Comprehensive Income (Loss)1

$ in millions	CTA	AFS Securities	Pension, Postretirement and Other	DVA	Total
June 30, 2020	$(1,017)	$1,827	$(620)	$(189)	$1
OCI during the period	81	(62)	5	(562)	(538)
September 30, 2020	$(936)	$1,765	$(615)	$(751)	$(537)
June 30, 2019	$(865)	$108	$(574)	$(720)	$(2,051)
OCI during the period	(96)	214	3	332	453
September 30, 2019	$(961)	$322	$(571)	$(388)	$(1,598)
December 31, 2019	$(897)	$207	$(644)	$(1,454)	$(2,788)
OCI during the period	(39)	1,558	29	703	2,251
September 30, 2020	$(936)	$1,765	$(615)	$(751)	$(537)
December 31, 2018	$(889)	$(930)	$(578)	$105	$(2,292)
OCI during the period	(72)	1,252	7	(493)	694
September 30, 2019	$(961)	$322	$(571)	$(388)	$(1,598)

CTA—Cumulative foreign currency translation adjustments

1.	Amounts are net of tax and noncontrolling interests.

Components of Period Changes in OCI

	Three Months Ended September 30, 2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$34	$76	$110	$29	$81
Reclassified to earnings	—	—	—	—	—
Net OCI	$34	$76	$110	$29	$81
Change in net unrealized gains (losses) on AFS securities
OCI activity	$(26)	$6	$(20)	$—	$(20)
Reclassified to earnings	(55)	13	(42)	—	(42)
Net OCI	$(81)	$19	$(62)	$—	$(62)
Pension, postretirement and other
OCI activity	$(1)	$1	$—	$—	$—
Reclassified to earnings	6	(1)	5	—	5
Net OCI	$5	$—	$5	$—	$5
Change in net DVA
OCI activity	$(747)	$178	$(569)	$(1)	$(568)
Reclassified to earnings	8	(2)	6	—	6
Net OCI	$(739)	$176	$(563)	$(1)	$(562)

	Three Months Ended September 30, 2019
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$(26)	$(73)	$(99)	$(3)	$(96)
Reclassified to earnings	—	—	—	—	—
Net OCI	$(26)	$(73)	$(99)	$(3)	$(96)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$307	$(73)	$234	$—	$234
Reclassified to earnings	(26)	6	(20)	—	(20)
Net OCI	$281	$(67)	$214	$—	$214
Pension, postretirement and other
OCI activity	$—	$—	$—	$—	$—
Reclassified to earnings	4	(1)	3	—	3
Net OCI	$4	$(1)	$3	$—	$3
Change in net DVA
OCI activity	$441	$(106)	$335	$5	$330
Reclassified to earnings	2	—	2	—	2
Net OCI	$443	$(106)	$337	$5	$332

83	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$19	$(17)	$2	$38	$(36)
Reclassified to earnings	(3)	—	(3)	—	(3)
Net OCI	$16	$(17)	$(1)	$38	$(39)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$2,142	$(503)	$1,639	$—	$1,639
Reclassified to earnings	(106)	25	(81)	—	(81)
Net OCI	$2,036	$(478)	$1,558	$—	$1,558
Pension, postretirement and other
OCI activity	$20	$(4)	$16	$—	$16
Reclassified to earnings	16	(3)	13	—	13
Net OCI	$36	$(7)	$29	$—	$29
Change in net DVA
OCI activity	$967	$(233)	$734	$41	$693
Reclassified to earnings	14	(4)	10	—	10
Net OCI	$981	$(237)	$744	$41	$703

	Nine Months Ended September 30, 2019
$ in millions	Pre-tax Gain (Loss)	Income Tax Benefit (Provision)	After-tax Gain (Loss)	Non- controlling Interests	Net
CTA
OCI activity	$2	$(58)	$(56)	$16	$(72)
Reclassified to earnings	—	—	—	—	—
Net OCI	$2	$(58)	$(56)	$16	$(72)
Change in net unrealized gains (losses) on AFS securities
OCI activity	$1,726	$(406)	$1,320	$—	$1,320
Reclassified to earnings	(89)	21	(68)	—	(68)
Net OCI	$1,637	$(385)	$1,252	$—	$1,252
Pension, postretirement and other
OCI activity	$—	$(1)	$(1)	$—	$(1)
Reclassified to earnings	10	(2)	8	—	8
Net OCI	$10	$(3)	$7	$—	$7
Change in net DVA
OCI activity	$(713)	$177	$(536)	$(36)	$(500)
Reclassified to earnings	9	(2)	7	—	7
Net OCI	$(704)	$175	$(529)	$(36)	$(493)

18. Interest Income and Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Interest income
Investment securities	$529	$579	$1,603	$1,563
Loans	967	1,208	3,171	3,599
Securities purchased under agreements to resell and Securities borrowed[1]	(187)	871	70	2,865
Trading assets, net of Trading liabilities	537	728	1,902	2,188
Customer receivables and Other[2]	210	964	1,171	2,931
Total interest income	$2,056	$4,350	$7,917	$13,146

Interest expense
Deposits	$178	$505	$804	$1,460
Borrowings	714	1,219	2,534	3,941
Securities sold under agreements to repurchase and Securities loaned[3]	165	681	883	2,016
Customer payables and Other[4]	(487)	727	(746)	2,468
Total interest expense	$570	$3,132	$3,475	$9,885
Net interest	$1,486	$1,218	$4,442	$3,261

1.	Includes fees paid on Securities borrowed.

2.	Includes interest from Cash and cash equivalents.

3.	Includes fees received on Securities loaned.

4.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.
Interest income and Interest expense are classified in the income statements based on the nature of the instrument and related market conventions. When included as a component of the instrument’s fair value, interest is included within Trading revenues or Investments revenues. Otherwise, it is included within Interest income or Interest expense. k
Accrued Interest

$ in millions	At September 30, 2020	At December 31, 2019
Customer and other receivables	$2,244	$1,661
Customer and other payables	2,545	2,223

19. Income Taxes
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

September 2020 Form 10-Q	84

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
Net Discrete Tax Provisions (Benefits)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Recurring[1]	$—	$—	$(94)	$(127)
Intermittent	(113)	(89)	(10)	(190)

1. Recurring discrete tax items are related to conversion of employee share-based awards.
The current quarter included intermittent net discrete tax benefits principally associated with the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of tax examinations in certain jurisdictions.
The prior year quarter included intermittent net discrete tax benefits primarily associated with the filing of the 2018 federal tax return and the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations.
The prior year period included intermittent net discrete tax benefits primarily associated with the remeasurement of reserves and related interest as a result of new information pertaining to the resolution of multi-jurisdiction tax examinations and other matters.

20. Segment, Geographic and Revenue Information
Selected Financial Information by Business Segment

	Three Months Ended September 30, 2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,707	$135	$—	$(16)	$1,826
Trading	2,807	268	2	15	3,092
Investments	87	1	258	—	346
Commissions and fees[1]	639	477	1	(80)	1,037
Asset management[1]	114	2,793	795	(38)	3,664
Other	114	94	1	(3)	206
Total non-interest revenues	5,468	3,768	1,057	(122)	10,171
Interest income	1,086	1,065	7	(102)	2,056
Interest expense	492	176	8	(106)	570
Net interest	594	889	(1)	4	1,486
Net revenues	$6,062	$4,657	$1,056	$(118)	$11,657
Income before provision for income taxes	$2,048	$1,120	$315	$4	$3,487
Provision for income taxes	385	278	72	1	736
Net income	1,663	842	243	3	2,751
Net income applicable to noncontrolling interests	16	—	18	—	34
Net income applicable to Morgan Stanley	$1,647	$842	$225	$3	$2,717

	Three Months Ended September 30, 2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$1,535	$118	$—	$(18)	$1,635
Trading	2,533	61	2	12	2,608
Investments	(18)	—	105	—	87
Commissions and fees[1]	643	416	1	(70)	990
Asset management[1]	100	2,639	664	(40)	3,363
Other	51	81	—	(1)	131
Total non-interest revenues	4,844	3,315	772	(117)	8,814
Interest income	3,112	1,378	4	(144)	4,350
Interest expense	2,933	335	12	(148)	3,132
Net interest	179	1,043	(8)	4	1,218
Net revenues	$5,023	$4,358	$764	$(113)	$10,032
Income before provision for income taxes	$1,307	$1,238	$165	$—	$2,710
Provision for income taxes	189	276	27	—	492
Net income	1,118	962	138	—	2,218
Net income applicable to noncontrolling interests	45	—	—	—	45
Net income applicable to Morgan Stanley	$1,073	$962	$138	$—	$2,173

85	September 2020 Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,902	$403	$—	$(66)	$5,239
Trading	10,375	413	(13)	56	10,831
Investments	98	9	552	—	659
Commissions and fees[1]	2,230	1,538	1	(270)	3,499
Asset management[1]	342	7,980	2,144	(120)	10,346
Other	(628)	216	(39)	(7)	(458)
Total non-interest revenues	17,319	10,559	2,645	(407)	30,116
Interest income	4,809	3,468	22	(382)	7,917
Interest expense	3,184	653	33	(395)	3,475
Net interest	1,625	2,815	(11)	13	4,442
Net revenues	$18,944	$13,374	$2,634	$(394)	$34,558
Income before provision for income taxes	$5,991	$3,317	$674	$6	$9,988
Provision for income taxes	1,326	758	136	1	2,221
Net income	4,665	2,559	538	5	7,767
Net income applicable to noncontrolling interests	75	—	81	—	156
Net income applicable to Morgan Stanley	$4,590	$2,559	$457	$5	$7,611

	Nine Months Ended September 30, 2019
$ in millions	IS	WM	IM	I/E	Total
Investment banking	$4,158	$365	$(1)	$(55)	$4,467
Trading	8,221	525	(2)	37	8,781
Investments	257	1	543	—	801
Commissions and fees[1]	1,889	1,250	1	(205)	2,935
Asset management[1]	310	7,544	1,893	(115)	9,632
Other	416	281	(6)	(6)	685
Total non-interest revenues	15,251	9,966	2,428	(344)	27,301
Interest income	9,457	4,139	14	(464)	13,146
Interest expense	9,376	950	35	(476)	9,885
Net interest	81	3,189	(21)	12	3,261
Net revenues	$15,332	$13,155	$2,407	$(332)	$30,562
Income before provision for income taxes	$4,365	$3,669	$538	$(4)	$8,568
Provision for income taxes	703	830	104	(1)	1,636
Net income	3,662	2,839	434	(3)	6,932
Net income applicable to noncontrolling interests	97	—	32	—	129
Net income applicable to Morgan Stanley	$3,565	$2,839	$402	$(3)	$6,803

I/E–Intersegment Eliminations

1.	Substantially all revenues are from contracts with customers.

For a discussion about the Firm’s business segments, see Note 21 to the financial statements in the 2019 Form 10-K.

Detail of Investment Banking Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Institutional Securities Advisory	$357	$550	$1,181	$1,462
Institutional Securities Underwriting	1,350	985	3,721	2,696
Firm Investment banking revenues from contracts with customers	95%	85%	92%	90%

Trading Revenues by Product Type

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Interest rate	$511	$894	$2,593	$2,283
Foreign exchange	138	69	603	383
Equity security and index[1]	1,478	1,076	4,494	4,005
Commodity and other	495	300	1,363	986
Credit	470	269	1,778	1,124
Total	$3,092	$2,608	$10,831	$8,781

1.	Dividend income is included within equity security and index contracts.
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
Investment Management Investments Revenues—Net Cumulative Unrealized Carried Interest

$ in millions	At September 30, 2020	At December 31, 2019
Net cumulative unrealized performance-based fees at risk of reversing	$761	$774

The Firm’s portion of net cumulative performance-based fees in the form of unrealized carried interest, for which the Firm is not obligated to pay compensation, are at risk of reversing when the return in certain funds fall below specified performance targets. See Note 14 for information regarding general partner guarantees, which include potential obligations to return performance fee distributions previously received.

September 2020 Form 10-Q	86

Notes to Consolidated Financial Statements (Unaudited)

Investment Management Asset Management Revenues—Reduction of Fees Due to Fee Waivers

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Fee waivers	$37	$11	$70	$32

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
Net Revenues by Region

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Americas	$8,387	$7,489	$24,798	$22,336
EMEA	1,473	1,409	4,670	4,687
Asia	1,797	1,134	5,090	3,539
Total	$11,657	$10,032	$34,558	$30,562

For a discussion about the Firm’s geographic net revenues, see Note 21 to the financial statements in the 2019 Form 10-K.
Revenue Recognized from Prior Services

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2020	2019	2020	2019
Non-interest revenues	$556	$841	$1,616	$1,995
The previous table includes revenue from contracts with customers recognized where some or all services were performed in prior periods and is primarily composed of investment banking advisory fees and distribution fees.

Receivables from Contracts with Customers

$ in millions	At September 30, 2020	At December 31, 2019
Customer and other receivables	$2,854	$2,916

Receivables from contracts with customers, which are included within Customer and other receivables in the balance sheets, arise when the Firm has both recorded revenues and has the right per the contract to bill the customer.

Assets by Business Segment

$ in millions	At September 30, 2020	At December 31, 2019
Institutional Securities	$704,323	$691,201
Wealth Management	244,425	197,682
Investment Management	7,192	6,546
Total[1]	$955,940	$895,429
1. Parent assets have been fully allocated to the business segments.

87	September 2020 Form 10-Q

Financial Data Supplement (Unaudited)

Average Balances and Interest Rates and Net Interest Income

	Three Months Ended September 30,
	2020			2019
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$133,726	$529	1.6%	$104,700	$579	2.2%
Loans[1]	144,985	967	2.7	122,320	1,208	3.9
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	123,614	(99)	(0.3)	146,578	835	2.3
Non-U.S.	58,567	(88)	(0.6)	76,871	36	0.2
Trading assets, net of Trading liabilities[3]:
U.S.	78,417	443	2.2	78,169	630	3.2
Non-U.S.	21,092	94	1.8	17,104	98	2.3
Customer receivables and Other[4]:
U.S.	81,908	171	0.8	62,113	703	4.5
Non-U.S.	63,657	39	0.2	60,073	261	1.7
Total	$705,966	$2,056	1.2%	$667,928	$4,350	2.6%
Interest bearing liabilities
Deposits[1]	$236,119	$178	0.3%	$179,715	$505	1.1%
Borrowings[1,5]	205,166	714	1.4	196,777	1,219	2.5
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	30,154	81	1.1	36,335	505	5.5
Non-U.S.	28,320	84	1.2	30,111	176	2.3
Customer payables and Other[7]:
U.S.	119,846	(399)	(1.3)	121,800	448	1.5
Non-U.S.	64,524	(88)	(0.5)	65,036	279	1.7
Total	$684,129	$570	0.3%	$629,774	$3,132	2.0%
Net interest income and net interest rate spread		$1,486	0.9%		$1,218	0.6%

	Nine Months Ended September 30,
	2020			2019
$ in millions	Average Daily Balance	Interest	Annualized Average Rate	Average Daily Balance	Interest	Annualized Average Rate
Interest earning assets
Investment securities[1]	$122,613	$1,603	1.7%	$99,782	$1,563	2.1%
Loans[1]	142,261	3,171	3.0	118,926	3,599	4.0
Securities purchased under agreements to resell and Securities borrowed[2]:
U.S.	127,868	194	0.2	144,686	2,774	2.6
Non-U.S.	59,831	(124)	(0.3)	76,814	91	0.2
Trading assets, net of Trading liabilities[3]:
U.S.	76,418	1,558	2.7	77,434	1,922	3.3
Non-U.S.	22,570	344	2.0	14,362	266	2.5
Customer receivables and Other[4]:
U.S.	78,705	892	1.5	61,479	2,110	4.6
Non-U.S.	61,699	279	0.6	59,033	821	1.9
Total	$691,965	$7,917	1.5%	$652,516	$13,146	2.7%
Interest bearing liabilities
Deposits[1]	$223,733	$804	0.5%	$178,894	$1,460	1.1%
Borrowings[1,5]	199,855	2,534	1.7	192,854	3,941	2.7
Securities sold under agreements to repurchase and Securities loaned[6]:
U.S.	30,315	501	2.2	32,479	1,489	6.1
Non-U.S.	29,315	382	1.7	31,555	527	2.2
Customer payables and Other[7]:
U.S.	123,662	(693)	(0.7)	116,383	1,587	1.8
Non-U.S.	64,608	(53)	(0.1)	65,331	881	1.8
Total	$671,488	$3,475	0.7%	$617,496	$9,885	2.1%
Net interest income and net interest rate spread		$4,442	0.8%		$3,261	0.6%

1.	Amounts include primarily U.S. balances.

2.	Includes fees paid on Securities borrowed.

3.	Excludes non-interest earning assets and non-interest bearing liabilities, such as equity securities.

4.	Includes Cash and cash equivalents.

5.	Includes borrowings carried at fair value, whose interest expense is considered part of fair value and therefore is recorded within Trading revenues.

6.
Includes fees received on Securities loaned. The annualized average rate was calculated using (a) interest expense incurred on all securities sold under agreements to repurchase and securities loaned transactions, whether or not such transactions were reported in the balance sheets and (b) net average on-balance sheet balances, which exclude certain securities-for-securities transactions.

7.	Includes fees received from prime brokerage customers for stock loan transactions entered into to cover customers’ short positions.

September 2020 Form 10-Q	88

Glossary of Common Terms and Acronyms

2019 Form 10-K	Annual report on Form 10-K for year ended December 31, 2019 filed with the SEC

ABS	Asset-backed securities

ACL	Allowance for credit losses

AFS	Available-for-sale

AML	Anti-money laundering

AOCI	Accumulated other comprehensive income (loss)

AUM	Assets under management or supervision

Balance sheets	Consolidated balance sheets

BEAT	Base erosion and anti-abuse tax

BHC	Bank holding company

bps	Basis points; one basis point equals 1/100th of 1%

Cash flow statements	Consolidated cash flow statements

CCAR	Comprehensive Capital Analysis and Review

CCyB	Countercyclical capital buffer

CDO	Collateralized debt obligation(s), including Collateralized loan obligation(s)

CDS	Credit default swaps

CECL	Current Expected Credit Losses, as calculated under the Financial Instruments—Credit Losses accounting update

CFTC	U.S. Commodity Futures Trading Commission

CLN	Credit-linked note(s)

CLO	Collateralized loan obligation(s)

CMBS	Commercial mortgage-backed securities

CMO	Collateralized mortgage obligation(s)

CVA	Credit valuation adjustment

DVA	Debt valuation adjustment

EBITDA	Earnings before interest, taxes, depreciation and amortization

ELN	Equity-linked note(s)

EMEA	Europe, Middle East and Africa

EPS	Earnings per common share

E.U.	European Union

FDIC	Federal Deposit Insurance Corporation

FFELP	Federal Family Education Loan Program

FFIEC	Federal Financial Institutions Examination Council

FHC	Financial Holding Company

FICC	Fixed Income Clearing Corporation

FICO	Fair Isaac Corporation

Financial statements	Consolidated financial statements

FVA	Funding valuation adjustment

GILTI	Global Intangible Low-Taxed Income

G-SIB	Global systemically important banks

HELOC	Home Equity Line of Credit

HQLA	High-quality liquid assets

HTM	Held-to-maturity

I/E	Intersegment eliminations

IHC	Intermediate holding company

IM	Investment Management

Income statements	Consolidated income statements

IRS	Internal Revenue Service

IS	Institutional Securities

LCR	Liquidity coverage ratio, as adopted by the U.S. banking agencies

LIBOR	London Interbank Offered Rate

M&A	Merger, acquisition and restructuring transaction

MSBNA	Morgan Stanley Bank, N.A.

MS&Co.	Morgan Stanley & Co. LLC

89	September 2020 Form 10-Q

Glossary of Common Terms and Acronyms

MSIP	Morgan Stanley & Co. International plc

MSMS	Morgan Stanley MUFG Securities Co., Ltd.

MSPBNA	Morgan Stanley Private Bank, National Association

MSSB	Morgan Stanley Smith Barney LLC

MUFG	Mitsubishi UFJ Financial Group, Inc.

MUMSS	Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

MWh	Megawatt hour

N/A	Not Applicable

N/M	Not Meaningful

NAV	Net asset value

Non-GAAP	Non-generally accepted accounting principles

NSFR	Net stable funding ratio, as proposed by the U.S. banking agencies

OCC	Office of the Comptroller of the Currency

OCI	Other comprehensive income (loss)

OIS	Overnight index swap

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PRA	Prudential Regulation Authority

PSU	Performance-based stock unit

RMBS	Residential mortgage-backed securities

ROE	Return on average common equity

ROTCE	Return on average tangible common equity

ROU	Right-of-use

RSU	Restricted stock unit

RWA	Risk-weighted assets

SEC	U.S. Securities and Exchange Commission

SLR	Supplementary leverage ratio

SOFR	Secured Overnight Financing Rate

S&P	Standard & Poor’s

SPE	Special purpose entity

SPOE	Single point of entry

TDR	Troubled debt restructuring

TLAC	Total loss-absorbing capacity

U.K.	United Kingdom

UPB	Unpaid principal balance

U.S.	United States of America

U.S. GAAP	Accounting principles generally accepted in the United States of America

VaR	Value-at-Risk

VIE	Variable interest entity

WACC	Implied weighted average cost of capital

WM	Wealth Management

September 2020 Form 10-Q	90

Other Information
None.
Legal Proceedings
The following developments have occurred since previously reporting certain matters in the Firm’s 2019 Form 10-K, the Firm’s Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2020 (the “First Quarter Form 10-Q”) and the quarterly period ended June 30, 2020 (the “Second Quarter Form 10-Q”). See also the disclosures set forth under “Legal Proceedings” in the 2019 Form 10-K, the First Quarter Form 10-Q, and the Second Quarter Form 10-Q.

Residential Mortgage and Credit Crisis Related Matter
On July 24, 2020, the First Department in China Development Industrial Bank v. Morgan Stanley & Co. Incorporated, et al. denied the Firm’s motion for leave to appeal to the First Department’s decision denying the Firm’s motion for sanctions relating to spoliation of evidence and otherwise affirming the order of the Supreme Court of NY denying the Firm’s motion for summary judgment.

On September 2, 2020, the parties in U.S. Bank National Association, solely in its capacity as Trustee of the Morgan Stanley Mortgage Loan Trust 2007-2AX (MSM 2007-2AX) v. Morgan Stanley Mortgage Capital Holdings LLC, Successor-by-Merger to Morgan Stanley Mortgage Capital Inc. and GreenPoint Mortgage Funding, Inc. entered into a settlement agreement, which was approved in a Trust Instructional Proceeding on October 20, 2020.

European Matter
The plaintiff and the Firm are due to file final submissions in the Court of Appeal of Milan in the matter styled Banco Popolare Societá Cooperativa v. Morgan Stanley & Co. International plc & others by November 23, 2020.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Three Months Ended September 30, 2020

$ in millions, except per share data	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Shares Purchased as Part of Share Repurchase Program[2,3]	Dollar Value of Remaining Authorized Repurchase
July	30,610	$48.10	—	$—
August	560,008	$48.90	—	$—
September	18,360	$52.08	—	$—
Total	608,978	$48.96	—

1.
Refers to shares acquired by the Firm in satisfaction of the tax withholding obligations on stock-based awards granted under the Firm’s stock-based compensation plans during the three months ended September 30, 2020.

2.
Share purchases under publicly announced programs are made pursuant to open-market purchases, Rule 10b5-1 plans or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Firm deems appropriate and may be suspended at any time. On April 18, 2018, the Firm entered into a sales plan with Mitsubishi UFJ Financial Group, Inc. (“MUFG”). See Note 17 to the financial statements for further information on the sales plan.

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

Share repurchases by the Firm are subject to regulatory non-objection. On June 27, 2019, the Federal Reserve published summary results of CCAR and the Firm received a non-objection to its 2019 Capital Plan. The Firm’s 2019 Capital Plan includes a share repurchase of up to $6.0 billion of its outstanding common stock during the period beginning July 1, 2019 through June 30, 2020. On March 15, 2020, the Financial Services Forum announced that each of its eight member banks, including the Firm, had voluntarily suspended their share repurchase programs. As a result, $1.7 billion of share repurchase authorization expired unused on June 30, 2020. On June 25, 2020, the Federal Reserve published summary results of CCAR and announced that large BHCs, including the Firm, generally would be restricted in making share repurchases during the current quarter, and on September 30, 2020, the restrictions were extended through the fourth quarter of 2020. For further information, see “Liquidity and Capital Resources—Regulatory Requirements—Capital Plans and Stress Tests.”

91	September 2020 Form 10-Q

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
Exhibits
Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Morgan Stanley, as amended to date.

10.1	Form of Aircraft Time-Sharing Agreement.

15	Letter of awareness from Deloitte & Touche LLP, dated November 3, 2020, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

September 2020 Form 10-Q	92

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
Date: November 3, 2020

S-1